Form 10-K
period 1997-12-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 1998-05-05
CIK 1044777

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                         _________________________

                                 FORM 10-K
               FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
        SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   (Mark One)

   [ X ]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13   OR  15(D)  OF  THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                     or

   [    ]    TRANSITION REPORT PURSUANT  TO SECTION 13  OR 15(D) OF  THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO __________

                     Commission file number __________

                  VASCO Data Security International, Inc.
           (Exact Name of Registrant as Specified in Its Charter)

         DELAWARE                                         36-4169320
   (State or Other Jurisdiction of                      (IRS Employer
    Incorporation or Organization)                   Identification No.)

                     1901 South Meyers Road, Suite 210
                      Oakbrook Terrace, Illinois 60181
             (Address of Principal Executive Offices)(Zip Code)

     Registrant's telephone number, including area code: (630) 932-8844

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter  period  that  the  registrant  was  required  to  file  such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes                       No   X*

             *  The  registrant   has  been  subject   to  such   filing
   requirements since February 9, 1998.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. N/A

        As of May 4, 1998, 20,316,585 shares of the Company's Common Stock, $.001 par value per share ("Common Stock"), were outstanding. On that date, the aggregate market value of voting and non-voting common equity (based upon the last sale price of the registrant's Common Stock as reported on the Over-the-Counter Bulletin Board on May 4, 1998) held by non-affiliates of the registrant was $41,071,350 (6,845,225 shares at $6.00 per share).

                    DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant's definitive proxy statement for the
                 Annual Meeting of Stockholders to be held
    June 15, 1998 are to be incorporated by reference into Part III of this Form 10-K.

                                  PART I

   Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

        This Annual Report on Form 10-K, including the "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the prospects, developments and business strategies for the Company (as defined) and its operations, including the development and marketing of certain new products and the anticipated future growth in certain markets in which the Company currently markets and sells its products or anticipates selling and marketing its products in the future. These forward-looking statements (i) are identified by their use of such terms and phrases as "expected," "expects," "believe," "believes," "will," "anticipated," "emerging," "intends," "plans," "could," "may," "estimates," "should," "objective" and "goals" and (ii) are subject to risks and uncertainties and represent the Company's present expectations or beliefs concerning future events. The Company cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including
   (a) risks of general market conditions, including demand for the Company's products and services, competition and price levels and the Company's historical dependence on relatively few products, certain suppliers and certain key customers, and (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, changing government regulations and potential competition from more established firms and others. Therefore, results actually achieved may differ materially from expected results included in, or implied by, these statements. See Subparagraph d. of
   Item 1 _ "Factors That May Affect Future Results."

   Item 1 - Description of Business

   a.   General Development of Business

        (i)  General

        VASCO Data Security International, Inc., a Delaware corporation (the "Company" or "VASCO"), was incorporated on July 15, 1997. Its executive office is located at 1901 South Meyers Road, Suite 210, Oakbrook Terrace, Illinois 60181; (630) 932-8844. On March 20, 1998, the Company's Common Stock, $.001 par value per share (the "Common Stock") was approved for trading on the Over-the-Counter Bulletin Board system with the symbol: VDSI.

             This report contains the following trademarks of the Company, some of which are registered: VASCO, AccessKey, VACMan Server and VACMan/CryptaPak, AuthentiCard and Digipass.

   The  Company,  through  its  operating  subsidiaries,   designs,
   develops, markets  and  supports open  standards-based  hardware  and
   software  security  systems  which   manage  and  secure  access   to
   information assets.

        (ii) 1998 Reorganization - Exchange Offer

        The Company was organized in 1997 as a subsidiary of VASCO Corp., a Delaware corporation ("VASCO Corp."). Pursuant to an exchange offer (the "Exchange Offer") by the Company for securities of VASCO Corp. that was completed March 11, 1998, the Company acquired 97.7% of the common stock of VASCO Corp. Consequently, VASCO Corp. is now a subsidiary of the Company, with the remaining 2.3% of VASCO Corp. shareholders representing a minority interest.

        For the purposes of the discussion of the general business of the Company below, references to the "Company" shall refer to VASCO Corp. for periods prior to March 11, 1998, the date on which VASCO Corp. became a 97.7% owned subsidiary of VASCO.

        (iii)     Prior Organizational History

        The Company is essentially a holding company that conducts its business through operating subsidiaries in the United States and Europe.

        The Company presently has two operating subsidiaries. VASCO Data Security, Inc. ("VDS"), a Delaware corporation headquartered in Oakbrook Terrace, Illinois, is owned directly by VASCO Corp. The Company's other operating subsidiary, VASCO Data Security NV/SA ("VDS NV/SA"), is a Belgian corporation headquartered in a suburb of Brussels, Belgium. VDS NV/SA is owned by VASCO Corp.'s European holding company subsidiary, VASCO Data Security Europe SA ("VDSE"). VDS and VDS NV/SA are engaged in the design, development, marketing and support of open standards-based hardware and software based security systems which manage and secure access to data and also provide products that permit their customers to encrypt data.

   [Organization Chart appears here]

   * All share are held by the parent corporation, except that shares representing less than 1% are held by T. Kendall Hunt.

        VDS. In November 1989, a Utah corporate predecessor of VASCO Corp. acquired an option to purchase a controlling interest in ThumbScan, Inc. ("ThumbScan"). VASCO Corp. acquired a controlling interest in ThumbScan in January 1991, and in December 1991 VASCO
   Corp. increased its holdings in ThumbScan. VASCO subsequently acquired the remaining shares of ThumbScan. In July 1993, ThumbScan was renamed VASCO Data Security, Inc.

        VDS NV/SA. VASCO Data Security NV/SA ("VDS NV/SA") is a combination of two European companies (Lintel Security NV and Digipass SA) acquired by VASCO Corp., through VDSE, in 1996, and accounts for a substantial portion of VASCO Corp.'s consolidated revenues.

        Acquisition of Lintel Security. In 1996, VASCO Corp. began a significant expansion of its computer security business by acquiring a 15% interest in Lintel Security NV ("Lintel Security"). Lintel Security, a newly formed Belgian corporation, concurrently purchased from Lintel NV, a Brussels, Belgium based company, certain assets associated with the development of security tokens and security technologies for personal computers ("PCs"), computer networks and telecommunications systems using Data Encryption Standard ("DES") and Rivest, Shamir, Adelman ("RSA") cryptographic algorithms. VASCO Corp. acquired the remaining 85% of Lintel Security in June 1996. At the time of acquisition of Lintel NV's assets by Lintel Security, Lintel NV was a competitor of VASCO Corp. in Europe. The purchase price paid for Lintel Security was approximately $4.4 million, and was paid in cash, shares of VASCO Corp. common stock, and VASCO Corp. warrants and convertible notes.

        Acquisition of Digipass. In July 1996, VASCO Corp. acquired the stock of Digipass SA ("Digipass") for an aggregate purchase price of $8.2 million. Digipass, based in a suburb of Brussels, was also a developer of security tokens and security technologies for PCs, computer networks and telecommunications systems using the DES cryptographic algorithm. At the time of acquisition, Digipass was a competitor of VASCO Corp. in Europe.

        Prior to VASCO Corp.'s acquisition of Digipass, certain assets and liabilities of the interactive voice response ("IVR") business of Digiline SA, an integrator of IVR products based in Belgium, were transferred to Digipass. Digipass' IVR products were used primarily in telebanking applications and incorporate authentication and access control technology. During 1997, VDS NV/SA entered into an agreement to sell the IVR business to Siemens Societe Anonyme for approximately $200,000.

        In January 1997, Digipass changed its name to "VASCO Data Security NV/SA." Concurrent with this event Lintel Security's operations were consolidated with those of VDS NV/SA at a single location near Brussels.

        VASCO Corp.'s original business was providing consulting, training and software services to companies and government agencies. These services were marketed as VASCO Performance Systems ("VPS"). In 1996, management determined that VASCO Corp. should focus its energies and resources on the data security industry, where it believed significant growth and profit potential existed. Accordingly, on August 20, 1996, VASCO Corp. sold the assets of VPS to Wizdom Systems, Inc. and withdrew from the consulting and technical training business.


   b.1  Financial Information about Industry Segments

        During each of the last three fiscal years, the Company has operated in only one industry segment.

   b.2  Financial  Information   Relating   to  Foreign   and   Domestic
   Operations and Export Sales

        See Note  10 to  VASCO CORP.   Notes  to Consolidated  Financial
   Statements  for  certain  information  about  foreign  and   domestic
   operations and export sales.

   c.   Narrative Description of Business

        (i)  General

        The Company designs, develops, markets and supports open standards-based hardware and software security systems which manage and secure access to information assets. The Company's hardware products include time-synchronous response only, challenge/response and time-synchronous challenge/response user authentication devices, some of which incorporate an electronic digital signature feature to guarantee the integrity of data transmissions. These devices are commonly referred to as security tokens.

        The Company's security tokens are based upon its core encryption technology, which utilizes two widely known and accepted algorithms, DES and RSA. The Company's Cryptech division produces high speed hardware and software encryption products used both internally for its security tokens and for original equipment manufacturers ("OEM") vendors requiring real time encryption services. In addition, the Company has introduced a smartcard security token that uses the challenge/response mode and the X.509 certificate authentication standard.

        The Company's security tokens are designed to be used with the VASCO Access Control Manager ("VACMan") server software or to be integrated directly into applications. Together, the Company's software and hardware products provide what it believes is an economical state-of-the-art authentication, authorization and accounting security system.

        The Company had sold over 2.0 million security token devices, its primary product line, as of December 31, 1997. The Company's security products are sold primarily to value-added resellers and distributors, and to a lesser extent end-users.

        The Company has embarked upon an aggressive campaign to expand its distributor and reseller network. Distributors and resellers that have entered into agreements with the Company's operating subsidiaries include, among others, Concord-Eracom Nederland BV, Protect Data Norge AS, Sirnet AB, All Tech Data Systems, Inc., Clark Data Systems, Inc., HUCOM, Inc. and SEI Information Technology.

        Representative end-users of the Company's products include ABN-AMRO Bank, Generale Bank, Banque Paribas Belgique S.A., Rabobank, S-E Banken, AMP Inc., Volvo Data North America, Inc., France Telecom, Manitoba Telephone, Andrew Corp., and Molson Breweries.

        (ii) Industry Background

        The Data Security Industry. The increasing use and reliance upon proprietary or confidential data by businesses, government and educational institutions that is accessible remotely by users, together with the growth in electronic commerce, has made data security a paramount concern. The Company believes that data security concerns will spur significant growth in the demand for both enterprise and consumer security solutions.

        Enterprise Security. With the advent of personal computers and distributed systems in the form of wide area networks ("WANs"), intranets which connect users in disparate facilities, local area networks ("LANs"), which connect users located in a single facility and the public network known as the Internet/World Wide Web (the "Internet"), and other direct electronic links, many organizations have implemented applications to enable their work force and third parties, including vendors, suppliers and customers, to access and exchange data. As a result of the increased number of users having direct and remote access to enterprise networks and data, including a growing number of mobile computer users and telecommuters that perform some or all of their work from home or other remote locations, data has become increasingly vulnerable to unauthorized access.

        Unauthorized access can range from users who are authorized to access portions of an enterprise's computing resources accessing unauthorized portions, to hackers who have no legitimate access breaking  into  a  network  and  stealing  or  corrupting  data.  The consequences of such unauthorized access, which can often go undetected, can range from theft of proprietary information or other assets to the alteration or destruction of stored data. As a result of unauthorized access stemming from the increased use of enterprise-wide computing and remote access, network security has become a primary concern to most companies that use and rely on data. This increased attention to data security has stimulated demand for data security products. The Company believes that enterprises are seeking solutions which will continue to allow them to expand access to data while maintaining adequate security.

        Consumer Security. In addition to the need for enterprise-wide security, the proliferation of PCs in both home and office, combined with widespread access to the Internet, have created significant opportunities for electronic commerce such as electronic bill payment, home banking and home shopping. All of these activities are primarily based on the use of the Internet and, according to published reports, the growth in the number of Internet users worldwide is expected to increase from approximately 28 million in 1996 to approximately 175 million by the end of 2001.

        The public generally perceives that there is a risk involved in using credit cards to make purchases via the Internet and this perception has hampered the development of consumer-based electronic commerce. Accordingly, the Company believes that successful expansion of electronic commerce requires the implementation of improved security measures, which accurately identify users and reliably encrypt data transmissions over the Internet. This is particularly true in North America, which has generally lagged behind Europe in this area.

        (iii)     Products

             (A)  Current Data Security Solutions

        Data security and secured access to on-line commerce generally consist of five components:

             Encryption: Maintains data privacy by converting information into an unreadable pattern and allowing only authorized parties to decrypt the data. Encryption can also maintain data integrity by creating digital signatures for transmitted data, enabling the recipient to check whether the data was changed since or during transmission.


             Identification and Authentication: Serves as the foundation for other security mechanisms by verifying that a user is who he or she claims to be. Identification and authentication mechanisms are often employed with encryption tools to authenticate users, to determine the proper encryption key for encrypting/decrypting data, or to enable users to digitally "sign" or verify the integrity of transmitted data.

             Access Control: Includes firewalls, which limit a user's access to data to only that data which he or she is authorized to access, and authorization and accounting systems, which also limit access to data and keep track of a user's activities after access has been granted.
             Anti-Virus: Programs that scan for and, in many cases, remove destructive computer programs known as computer viruses that can become imbedded into programs residing on a computer.

             Administration and Management Tools: Set, implement and monitor security policies, the access to which is typically regulated by access control systems. These tools are extremely important to the overall effectiveness of a security system.

        The most effective security policies employ most, if not all, of these five components. However, most companies only implement a patchwork combination of these components, which can result in their security systems being compromised.

        Historically, the Company's primary products have been security tokens. Security tokens are an integral part of identification and authentication systems, which in turn serve as the foundation for each of the five components of data security outlined above. The Company has sought to leverage its identification and authentication expertise by expanding its product offerings to include the other components of data security, in each case incorporating the Company's security tokens. The Company has sought to expand its product offerings to reach its ultimate goal of supplying a full range of security products for integrated, enterprise-wide security solutions, which will meet the needs of the emerging data security market.

        Identification and Authentication. Identification and authentication systems provide the foundation for security systems by validating the identity of each user attempting to access information or data contained in a system, regardless of location. The most common use of an identification and authentication device is to authenticate local and remote users who have established a network connection to a company's computer network. Authentication is often done in conjunction with a firewall to authenticate internal users of stand-alone PCs on networks or to authenticate customers and suppliers who have been granted access to a restricted portion of the company's data or other information.

        There are three basic methods used to authenticate a user. The first method identifies who the user is, utilizing a hard-to-forge physical attribute such as the user's fingerprints, voice patterns or eye retina patterns. In each case, the physical attribute, or biometric, must be capable of being scanned and converted to a digital document. While biometric devices offer a high level of authentication, they are susceptible to replay attacks. Replay attacks collect samples of a user's biometric "print" (i.e., voice, finger, retina) and then replay the "print" to access a target system. Furthermore, current technology requires additional hardware to acquire, or read, the biometric "print." The added hardware presents two challenges for biometric solutions: one is the cost and the second is installation and maintenance.

        The second authentication method is identifying what the user knows, usually a password known only to the specific user. Passwords, while easy to use, are also the least secure because they tend to be short and static, and are often transmitted without encryption ("clear text"). As a result, passwords are vulnerable to decoding or observation and subsequent use by unauthorized persons. Once a user's password has been compromised, the integrity of the entire computer network can be compromised.

   The third authentication method identifies what the user has, generally a physical device or token intended for use by that specific user. Tokens are small devices ranging from simple credit card-like devices to more complex devices capable of generating time-synchronized challenge/response access codes. Early examples of simple tokens include building access passes.

        Certain token-based systems require both possession of the token itself and a PIN to indicate that the token is being used by an authorized user. Such an approach, referred to as two-factor authentication, provides much greater security than single factor systems such as passwords or simple possession of a token. Early implementations of two-factor authentication include automatic teller machine ("ATM") cards. ATM cards require the user to possess the card and to know the PIN before engaging in the transaction. The Company believes that the use of the two-factor authentication system is the optimal solution for reliable computer and network security and has targeted its products toward this end.

        Security Tokens. A security token is a small, portable computing device designed to generate a one-time password. They are normally difficult to counterfeit and are assigned to an individual user. The user transmits a token-generated password, along with an assigned user ID, to a host or authentication server, requesting access, generally to a network. Token-generated passwords are derived from a secret key or seed value. An authentication server on the network receives and decrypts the token password with a corresponding decryption key, validates the user, and (if validated) grants access. Currently available security tokens are event-based, time-synchronous, response only or challenge/response based.

        Event-based tokens have the same list of predetermined passwords as the authentication server. Passwords are generated by the token in a predetermined manner, which is expected by the server, and the passwords remain valid for indefinite periods of time. As a result of the passwords being generated from a predetermined list and their ease of calculation by unauthorized users, event-based tokens are the easiest to compromise.

        Time-synchronous tokens require the authentication server and the token to be password time-synchronous. When used, the token will calculate and display a password using a stored secret seed value and the current time of day. The server then determines whether the password received is correct for the time frame that it was used in. The principal drawbacks for time-synchronous tokens are extensive maintenance with respect to clock synchronization and the possibility of multiple uses within the specified time frame. Usually, steps are taken to limit the re-use of a password, however, when a time-synchronous token is defined to multiple authentication servers, a common practice, then there is a risk of a password being re-used to access other servers. Nevertheless, these devices provide a higher level of security than event-based tokens.

        Response only tokens use either an "event" or time to calculate the response only password. Response only tokens require the user to activate the token and read the password.

        Challenge/response tokens provide the highest level of security. The authentication server responds to a request for access by issuing a randomly generated challenge in the form of a numeric or alphanumeric sequence. The token, using its embedded seed value, or key, encrypts the challenge. The result is an encrypted response which the user then transmits back to the authentication server via the user's PC keyboard. The server in turn retrieves the key that has been assigned to that user and decrypts the user's response. Assuming a match exists, the server authenticates the user and grants access.

        As with time-synchronous tokens, challenge/response tokens do not transmit an encryption key. However, unlike time-synchronous tokens, passwords of challenge/response tokens are one-time passwords that can never be re-used. In addition, there is no opportunity to initiate a second, illegal session with a challenge/response token. Each attempt at access is accompanied by a new challenge and a correspondingly unique password response.

        Although challenge/response tokens generate true one-time passwords, it is possible to compromise the internal seed value of pure challenge/response tokens that only use the seed value and the challenge to calculate the response.

        Time synchronous challenge/response tokens can be used to add another variable in the calculation of the one-time password. In addition to the secret seed value and the challenge from the host server, the time of day can be used. Because there is a challenge, the time synchronization does not have to be nearly as exact as with time-synchronous tokens. When time is used as an input variable for challenge response tokens, it is impossible, with today's most advanced computers, to use dictionary attacks to compromise the token.

        Smartcards. Smartcards are credit card sized devices that contain an embedded microprocessor, memory and secure operating system. Smartcards have been used in many applications, for example, as stored value cards, either for making general purchases or for specific applications such as prepaid calling cards, and as health care cards, which are used to store patient and provider information and records. Major smartcard chip and card manufacturers include Gemplus SA, Schlumberger Ltd., Philips Electronics N.V., Siemens A.G. and Groupe Francois Charles Oberthur (FCO). These vendors, together with cryptographic vendors, have worked to make smartcard standards compatible with cryptographic standards to offer a security solution with authentication and digital signature capabilities.

              (B) The Company's Solution

        To date, most approaches to network security have been limited in scope and have failed to address critical aspects of data security. The Company believes that the computer security industry is moving away from incremental or point solutions to enterprise-wide, fully integrated solutions. The Company believes that an effective enterprise-wide solution must address and assimilate issues relating to the following: ease of use and administration, reliability, interoperability with heterogeneous enterprise environments and existing customer applications, and scaleability. The Company also believes that in order to capitalize on this growing market need for enterprise-wide security solutions, network security products must embody both hardware and software components and provide an industry-accepted, open standards-based solution.

        Accordingly, the Company has adopted the following approach to data security:

             (i) In designing its products, it has sought to incorporate all industry-accepted, open, non-proprietary, remote access protocols, such as RADIUS and TACACS+. This permits interoperability between the Company's security token products and leading remote access servers.
             (ii)  It  has incorporated the  two most  widely known  and accepted algorithms _ the DES and RSA algorithms _ into its products and has sought to refine its offering of single-function, multi-function, challenge/response, response only and digital signature security token products. The Company believes that its combination of software and hardware products provide security with added speed, cryptographic functionality, reliability and flexibility not attainable with software-only programs. Its products provide two-factor authentication requiring the authorized user to possess both the token and the appropriate PIN.

             (iii) In addition to providing identification and authentication features in its security products, the Company has included in its security systems accounting and auditing features that allow customers to track and analyze all user access and attempted access to network systems. This permits easier customer implementation and monitoring of corporate security policies.

             (iv) The Company has designed its security systems to support various platforms _ such as Windows NT _ thereby allowing customers to ensure the same security for remote users as is provided to office-based users.

             (v) The Company has sought to design products that are easy to use and competitively priced. It also is increasing its customer support capabilities to ensure the smooth installation and maintenance of its systems.

        As a result of this approach, the Company believes it has positioned itself to market a new generation of open standards-based hardware and software security systems, including those designed to provide security to Internet users, and it intends to continue to grow to provide a full range of identification and authentication and other security products. See "The Company's Strategy" below.

        Security   Token   Products.       Generally,   the    Company's
   challenge/response tokens work as follows: when a user logs onto a computer or enters a program or network with a user ID, the computer generates a numeric or alphanumeric challenge and displays both the challenge and a flashing bar pattern on the terminal screen. The user holds a token up to the flashing pattern on the screen, and the token reads and interprets the pattern and then displays a unique, or one-time, password on its liquid crystal display. The user then enters this password on the computer keyboard and, if a match exists, access to the computer, program or network is granted. If the terminal screen is not able to display a flashing bar pattern, the user can enter the numeric or alphanumeric challenge into the keypad on the token. PIN protected, break-in attempts to unlock the key are tracked by the token internally. After a pre-programmed number of invalid attempts, the token will be locked out of the system for a specified period of time.

        Some of the Company's products also are able to perform "digital signatures" for applications which require proof that a transaction was authorized. A combination of numbers from the transaction are entered into a token which produces an encrypted number that only that specific token, and the information from the transaction, could have created. This number is then entered as part of the transaction, acting as a digital signature authorizing the transaction.

        The Company's security tokens include AccessKey II and AuthentiCard, each an optical, hand-held challenge/response security token with a liquid crystal display and numeric keypad that generates a unique password each time it is used, and Digipass, a time-synchronous response only token that generates a one-time password, to authenticate users of PCs and networks and to verify data transmissions by electronic signature. In early 1998, the Company began full production and shipping of its Digipass 300, which is an optical, hand-held multiple-mode security token capable of operating in time-synchronous response only, challenge/response and time synchronous challenge/response modes and of performing digital signature functions.

        Smartcards are also emerging as viable security devices. The Company recently announced a new smartcard product, VACMan/CryptaPak, that combines two authentication standards on one smartcard. VACMan/CryptaPak is a standards based smartcard solution that secures Internet applications based on the X.509 authentication standard and also secures remote dial-in access based on the RADIUS authentication standard. It includes a smartcard, smartcard reader and software that enables Netscape Communications Corporation's Communicator to authenticate users via the X.509 certificate standard and software that enables remote dial-in users to be authenticated via the RADIUS authentication standard. See "The Company's Security Products" below.

        Encryption Products. Hardware encryption product offerings from the Company include DES and RSA microprocessor chips that perform algorithmic functions for use in, among other things, ATMs, fax machines, modems and security servers. The Company's DES and RSA chips are also the central component of its PC DES/RSA Cards, which are printed circuit boards that enable software applications to provide encryption security. The Company also has acquired a software encryption application, Point 'n Crypt, which resides on a PC workstation and enables the user to encrypt or decrypt Windows files or folders. See "The Company's Security Products" below.

        Access Control Products. The Company has, through a strategic relationship, developed the VACMan access control system, which centralizes security services in a single location, supports all of the Company's token devices, and is based on industry standard protocols to maximize interoperability. VACMan also incorporates authorization and accounting features. See "The Company's Security Products" below.

             (C)  The Company's Strategy

        The Company's objective is to establish itself as a single source data security solutions vendor and to become a leader in the data security market. The Company's growth is largely dependent on the successful implementation of its business strategy. There can be no assurance that the Company will be able to successfully implement its business strategy or that, if implemented, such strategy will be successful. See Subsection d of Item 1 _ "Factors That May Affect Future Results" below. Key elements of the Company's strategy for achieving this objective are listed below:

        Increase Name Recognition. The Company intends to increase the name recognition of its products. It believes that by establishing itself as a brand name, it will obtain a key competitive advantage. The Company believes that the market for data security products is confused by multiple technologies and conflicting claims and that end-users will ultimately be more comfortable buying a well-known product. The Company intends to increase its name recognition by emphasizing sales to well-known visible end-users, expanding its distribution network, increasing its presence at technology trade shows and other increased marketing activities such as print media campaigns.

        Expand Product Line. The Company plans to continue to broaden its line of security products to meet its customers' needs and to establish itself as a single source security solutions vendor. The Company intends to accomplish this by continuing to develop identification and authentication expertise, as well as by seeking strategic relationships and acquiring complementary assets or businesses.

        Expand Global Presence. The implementation of data security products for electronic banking in the European market has become widespread and as a result, the market for the Company's products has grown more quickly in Europe than in North America. Sales by the Company's European subsidiary, VDS NV/SA, and its U.S. subsidiary, VDS, represented 77% and 23%, respectively, of the Company's total revenue for the year ended December 31, 1997. Nevertheless, sales to U.S. customers represented just 8% of the Company's sales for the year ended December 31, 1997. The Company believes that there are significant opportunities for its products in the developing North American market and further believes it is well positioned to take advantage of this growing market. The Company intends to maintain and expand its leadership role in the identification, authentication, authorization and accounting markets in Europe and to leverage its European expertise to introduce and promote the Company's identification, authentication, authorization and accounting products to the North American and other global markets. Enterprises that allow remote access to proprietary databases or information, or need to ensure secure data transmission for purposes of electronic commerce (including via the Internet), are potential customers for the Company's security products. The Company intends to pursue these potential customers through its growing network of distributors and resellers. See "Expand Marketing Channels" below.

        Expand Marketing Channels. The Company intends to recruit and support a network of value added resellers worldwide that specialize in both vertical (banking, financial, health, telecommunications and government) markets and horizontal (remote access and Internet application) markets. By undertaking these activities, the Company intends to address and fulfill the requirements of the growing remote access market that is in need of advanced identification, authentication, authorization and accounting products. Some of the distributors and resellers that have entered into agreements to distribute the Company's products in various strategic markets include:

   Europe                North and South America       Asia

   Concord-Eracom        All Tech Data Systems, Inc.   Horizon Systems
   Nederland BV
   (Netherlands)         (Midwestern United States)    (Hong Kong)

   Protect Data Norge AS Clark Data Systems, Inc.      HUCOM, Inc.
   (Scandinavia)         (Southwestern United States)  (Japan)

   Secureware            Excelsys, SA
   (France)              (Chile)

   Sirnet AB             LatinWare Ltda.   (Scandinavia)         (Colombia)

                         SEI Information Technology
                         (Midwestern United States)

        Develop Strategic Relationships.   To  accomplish its  strategic
   goals, the Company has established and is developing strategic relationships with other vendors of complementary security products and may seek to acquire complementary assets or businesses. Also, the Company has identified vendors of security or remote access products that relied solely on static passwords that the Company believes its products can enhance.

        The Company also has entered into co-development agreements with certain companies to gain access to technology critical to the acceptance and adoption of the Company's technology and products. The first such agreement, with TriNet Services, Inc., resulted in the Company's Internet AccessKey, enabling the Company to become the first security authentication vendor to enhance security when accessing the Internet. The Internet AccessKey won the 1996 Sun Microsystems Java Cup International award for productivity tools.

        The Company also entered into a co-development agreement with SHIVA Corp., a leader in remote access communications equipment, pursuant to which the Company licensed from SHIVA Corp. a generic security server. The resulting product, VACMan, enables the Company's technology and products to be inserted into virtually any organization that allows remote dial-in access to its computer networks.

        In addition, the Company entered into an original equipment manufacturer agreement with Netscape Communications Corporation ("Netscape") to bundle Netscape technology and products with the Company's products. The first result is a new product - VACMan/LDAP - which allows installations to define user information, including all token information, into Netscape's Directory Server. Netscape is the first vendor to offer a product that supports a newly adopted worldwide standard for directory services. The Company intends to offer a product that supports the same newly adopted worldwide standard for directory services, which will result in a globally distributed security database accessible by a number of applications requiring information about users.

              (D) The Company's Security Products

        The Company's family of hardware products include time-synchronous response only, challenge/response and time-synchronous challenge/response user authentication token devices or security tokens. Through December 31, 1997, the Company had sold over 2.0 million security tokens (AccessKey II, AuthentiCard and Digipass 500). In addition, the Company recently began marketing a smartcard security token that uses the challenge/response mode and the X.509 certificate authentication standard. The Company also designs, develops and markets encryption chips and encryption boards through a division called Cryptech. The primary customers of the Cryptech products are OEMs of telecommunications equipment that require real time encryption.

        All the Company's security tokens are used with its software authentication server, VACMan, to provide a complete identification, authentication, authorization and accounting security system. VACMan supports each of the Company's security devices and permits users to centralize their security systems in a single server or network of servers. It is designed for small, medium and large enterprises and Internet service providers, and it provides a centralized and flexible solution for managing network access. VACMan is scaleable for large remote access systems and a single server can support numerous distributed network access servers.

        The Company also offers numerous additional products to extend the security services of VACMan/Server to platforms and/or applications that do not yet support the RADIUS protocol. Examples of such products are VACMan/Client NT, VACMan/Client Enterprise (Netscape Web server), VACMan/Client IIS (Microsoft Web Server), and VACMan/Client Solaris. In addition the Company offers workstation software to enhance network connections when using advanced products like Digipass 300, AuthentiCard, AccessKey II or VACMan/CryptaPak. These products have unique workstation requirements to generate a terminal flash pattern for the security tokens and to communicate to a smartcard reader attached to the workstation in the case of VACMan/CryptaPak.

        The Company also provides a software development kit ("SDK") that can be used by other vendors or by clients to build RADIUS support into their products or applications. This SDK enables them to perform one integration project and gain support for all RADIUS compliant security servers. The SDKs are written in the C programming language and can be used in numerous operating system environments such as MVS, VMS, UNIX, Windows, NetWare and DOS. The SDKs enable the Company's strategic partners to integrate the Company's products into their own product offerings.

        The following chart describes each of the Company's principal products:

   Hardware           Features
   Digipass 300      -Multiple mode token capable of operating in
                      time-synchronous response only,
                          challenge/response, and time-synchronous challenge response
                     -Utilizes DES algorithm
                     -Operates optically and/or numerically
                     -PIN protection and token lock/unlock feature
                     -Digital signature function
                     -Storage of multiple secret keys for up to 3
                      tokens/applications in one

   Digipass 500      -Time-synchronous, response only token generates
                      one-time password
                     -Utilizes DES algorithm
                     -PIN protection feature
                     -Digital signature function
                     -Storage of multiple secret keys for up to 8
                      tokens/applications in one

   AuthentiCard      -Time-synchronous, challenge/response token
                      generates one-time password with each use
                     -Utilizes DES algorithm
                     -Operates optically or numerically
                     -PIN protection and token lock/unlock feature
                     -Programmable user messages

   AccessKey II      -Time-synchronous, challenge/response token
                      generates one-time password with
                          each use by application of patented
                          technology
                      -Optical interface reads flashing pattern on computer screen from which token generates one-time password

   DES and RSA       -Incorporate DES or RSA algorithms
   Microprocessors   -Cryptographic functionality
                     -Potential uses include ATMs, wireless telephone
                      networks, modems, fax machines, PCs, servers

   PC DES/RSA Card   -Printed circuit boards incorporating VASCO's
                      DES/RSA microprocessor chips
                     -Can be integrated into applications requiring
                      encryption security or used as
                          development and evaluation tool for DES/RSA microprocessor chips
                     -Development package includes technical manuals,
                      layouts and documented
                          programming source code for DOS, Windows, Windows NT, OS/2 and SCO/UNIX

   VACMan/CryptaPak  -Hardware and software package
   (including        -Includes smartcard token, smartcard reader and
   smartcard)         enabling software
                     -Provides challenge/response and X.509
                      authentication based identification
                          and authentication


   Software           Features

   VACMan Suite      -Centralizes security services (authentication,
                      authorization and accounting)
                          into a single set of security servers to manage network access
                     -Supports all VASCO tokens
                     -Bundled with Netscape Directory Server
                     -Open standards based, supports RADIUS and
                      TACACS+ industry standard
                          protocols and offers numerous additional
                          RADIUS client products to
                          extend the security services of
                          VACMan/Server to a broad range
                          of platforms
                     -Utilizes either ODBC (Other Data Base
                      Compatibility) compliant relational
                          databases for administration and reporting, or an LDAP (Lightweight
                          Directory Access Protocol) compliant
                          directory server
                     -Scaleable for large remote access systems
                     -Interoperability with a majority of remote
                      access servers including SHIVA,
                          Ascend Communications, Cisco Systems and US
                          Robotics (3COM)

   VACMan/Point 'n   -Encryption software application
   Crypt
                     -Resides on PC workstation
                     -Encrypts and decrypts Windows files or folders
                     -When used with VASCO's VACMan/CryptaPak, user's
                      encryption key can be stored on the user's
                      smartcard
   VACMan/AVAST      -Full-scale anti-virus product; can detect macro
                      and polymorphic viruses
                     -Faster, more accurate and reliable detection of
                      viruses
                     -Resident scanner enabling protection against
                      viruses, even under Windows NT
                     -Ability to send warning messages by way of
                      Microsoft Network
                     -Ability to run any applications while the
                      system or main application starts
                     -On screen display of scanning results


   VASCO, AccessKey, VACMan Server and VACMan/CryptaPak are trademarks of the Company, applications for which are pending in the United States. In addition, AuthentiCard and Digipass are trademarks registered in Belgium.

        (iv) Intellectual Property and Proprietary Rights

        The Company relies on a combination of patent, copyright, trademark and trade secret laws, as well as employee and third-party non-disclosure agreements to protect its proprietary rights. In particular, the Company holds several patents in the United States and a corresponding patent in certain European countries, which cover certain aspects of its technology. The majority of its patents cover the Company's AccessKey II, Digipass 500, Digipass 300 and AuthentiCard tokens. The U.S. patents expire between 2003 through 2010; the European patent expires in 2008. The Company believes these patents to be valuable property rights and relies on the strength of its patents and trade secret law to protect its intellectual property rights. To the extent that the Company believes its patents are being infringed upon, it intends to assert vigorously its patent protection rights, including but not limited to, pursuing all available legal remedies.

        While the Company believes that its patents are material to its future success, there can be no assurance that the Company's present or future patents, if any, will provide a competitive advantage. It also may be possible for others to develop products with similar or improved functionality that will not infringe upon the Company's intellectual property rights. Furthermore, to the extent that the Company believes that its proprietary rights are being violated, and regardless of its desire to do so, it may not have adequate financial resources to engage in litigation against the party or parties who may infringe on its proprietary technology. See Subsection d of Item 1 _ "Factors That May Affect Future Results _ Proprietary Technology and Intellectual Property."

        (v)  Research and Development

        The Company's research and development ("R&D") efforts are concentrated on product enhancement, new technology development and related new product introductions. As of December 31, 1997, the Company employed 13 full-time engineers and, from time to time, independent engineering firms to conduct non-strategic R&D efforts on its behalf. For the fiscal years ended December 31, 1995, 1996 and 1997, the Company expended $242,000, $575,000 and $1,802,000, respectively, on R&D, representing approximately 7%, 6% and 15% of the Company's consolidated revenues for 1995, 1996 and 1997, respectively. See Item 7 _ "Management's Discussion and Analysis of Financial Condition and Results of Operations."
        While management is committed to enhancing its current product offerings, and introducing new products, there can be no assurance that the Company's R&D activities will be successful in this regard. Furthermore, there can be no assurance that the Company will have the financial resources required to identify and develop new technologies and to bring new products to market in a timely and cost effective manner, or that any such products will be commercially successful if and when they are introduced.

        (vi) Production

        The Company's security hardware products are manufactured by third parties pursuant to purchase orders issued by the Company. Its hardware products are comprised primarily of commercially available electronic components which are purchased globally. The Company's software products are controlled in-house by Company personnel and can be produced either in-house or by several outside sources in North America and in Europe.

        With the exception of the AccessKey II token, the Company's security tokens utilize commercially available programmable microprocessors, or chips. The Company uses two microprocessors, made by Samsung and Epson, for the various hardware products produced other than the AccessKey II token. The Samsung microprocessors are purchased from Samsung Semiconductor in Belgium, and the Epson microprocessors are purchased from Alcom Electronics NV/SA, also located in Belgium. The microprocessors are the only components of the Company's security tokens that are not commodity items readily available on the open market. While there is an inherent risk associated with each supplier of microprocessors, the Company believes having two sources reduces the overall risk.

        AccessKey   II   uses    a   custom-designed   and    fabricated
   microprocessor which is currently available from a single source, Micronix Integrated Systems, in the United States. The Company does not have a long-term contract with Micronix, but rather submits blanket purchase orders for the AccessKey II microprocessor. The Company expects AccessKey II production to be reduced during 1998 as the production of Digipass 300, which employs a widely available microprocessor, increases. Due to the use of a widely available microprocessor in the Digipass 300, the risks associated with vendor selection and lead times should be reduced.

        Orders of microprocessors and some other components generally require a lead time of 12-16 weeks. The Company attempts to maintain a sufficient inventory of all parts to handle short term spikes in orders. Large orders that would significantly deplete the Company's inventory are typically required to be placed with more than 12 weeks of lead time, allowing the Company to attempt to make appropriate arrangements with its suppliers.

        The Company purchases the majority of its product components and arranges for shipment to third parties for assembly and testing in accordance with design specifications. The Company's three security token products are assembled exclusively by two independent companies, each of which is based in Hong Kong. Purchases from one of the companies are made on a purchase order by purchase order basis. Purchases from the other company are under a contract that extends to January 21, 1999, with automatic one-year renewals, subject to termination on six month's notice. Each of these companies assembles the Company's security tokens at facilities in mainland China. One of the companies also maintains manufacturing capacity in Hong Kong. Equipment designed to test products at the point of assembly is supplied by the Company and periodic visits are made by Company personnel for purposes of quality assurance, assembly process review and supplier relations.

        There can be no assurance that the Company will not experience interruptions in the supply of either of the component parts that are used in its products or fully-assembled token devices in general. In the event that the flow of components or finished products was interrupted, there could be a considerable delay in finding suitable replacement sources for those components, as well as in replacement assembly subcontractors with the result that the Company's business and results of operations could be adversely affected. See Subsection d of Item 1 _ "Factors That May Affect Future Results _ Dependence on Single Source Suppliers."

        (vii)     Competition

        The market for computer and network security solutions is very competitive and, like most technology-driven markets, is subject to rapid change and constantly evolving products and services. The industry is comprised of many companies offering hardware, software and services that range from simple locking mechanisms to sophisticated encryption technologies. The Company believes that competition in this market is likely to intensify as a result of increasing demand for security products. The Company's competition comes from a number of sources, including (i) software operating systems suppliers and application software vendors that incorporate a single-factor static password security system into their products, and (ii) token-based password generator vendors promoting response only and/or challenge/response technology, such as ActivCard, Inc., AXENT Technologies, Inc., CRYPTOCard, Inc., Leemah DataCom Security Corporation, Racal-Guardata, Inc., Secure Computing Corp., and Security Dynamics Technologies, Inc.

        In some cases, these vendors also support the Company's products and those of its competitors. The Company also may face competition in the future from these and other parties in the future that develop computer and network security products based upon approaches similar to or different from those employed by the Company. There can be no assurance that the market for computer and network security products will not ultimately be dominated by approaches other than the approach marketed by the Company.

        The Company believes that the principal competitive factors affecting the market for computer and network security products include name recognition, technical features, ease of use, quality/reliability, level of security, customer service and support, distribution channels and price. Although the Company believes that its products currently compete favorably with respect to such factors, other than name recognition in certain markets, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other competitive resources.

        Many of the Company's present and potential competitors have significantly greater financial, marketing, service, support, technical and other competitive resources than the Company and, as a result, may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of products, or to deliver competitive products at a lower end-user price. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire significant market share. If this were to occur, the financial condition or results of operations of the Company could be materially adversely effected. See Subsection d of Item 1 _ "Factors That May Affect Future Results _ Competition."

        The Company's products are designed to allow authorized users access to a computing environment, in some cases using patented technology as a replacement for the static password. Although certain of the Company's security token technologies are patented, there are other organizations that offer token-type password generators incorporating challenge/response or response only approaches that employ different technological solutions and compete with the Company for market share.

        (viii)    Sales and Marketing

        The Company's computer and network security products are marketed primarily through an indirect sales channel and distribution network and, to a lesser extent, directly to end-users. The Company markets its products primarily in North America and Europe through a combination of value-added resellers, original equipment manufacturers, independent distributors and direct sales efforts. A sales staff of 12 (as of December 31, 1997) coordinates sales through the distribution network and makes direct sales calls either alone or with sales personnel of vendors of computer systems. The sales staff also provides product education seminars to sales personnel of vendors and distributors with whom the Company has working relations and to potential end-users of the Company's products.

        In January 1997, the VASCO Advantage Reseller ("VAR") program was introduced. The goal of this program is to expand the Company's marketing channels by engaging companies already proficient in reselling computer network products and security solutions to distribute the Company's products.

        The Company works with these resellers through its United States and European operating subsidiaries, VDS and VDS NV/SA. VDS, which is primarily responsible for North America, South America and Japan, started in 1997 with one reseller. Since January 1, 1997, arrangements have been made with 39 additional resellers, for a total of 40 as of December 31, 1997. VDS NV/SA, which is generally responsible for developing sales in the remainder of the world, had an existing base of 17 resellers prior to the announcement of the VAR program. Between January 1, 1997 through December 31, 1997,
   VDS NV/SA engaged an additional 20 resellers, for a total of 37. Combined, VDS and VDS NV/SA established relationships with a total of 77 resellers in 1997, against a target of 64. As of March 31, 1998, VDS NV/SA's resellers numbered 40 and VDS' numbered 46, for a total of 86.

        The Company's international sales and operations are subject to risks such as the imposition of government controls, new or changed export license requirements, restrictions on the export of critical technology, trade restrictions and changes in tariffs. While the Company believes its products are designed to meet the regulatory standards of foreign markets, any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's financial condition or results of operations.

        The Company's products are subject to export restrictions and controls as administered by the National Security Agency, the Department of State and the Department of Commerce. Encryption products are eligible for export depending upon the level of encryption technology incorporated into the product. U.S. export laws also prohibit the export of encryption products to specified hostile countries. Until recently, the Company did not need to obtain U.S. export licenses for its products. However, two new encryption products, VACMan/CryptaPak and VACMan/Point `n Crypt, introduced to the product line in August 1997, require a License Exception (i.e., authorization to export, under stated conditions, subject to Export Administration Regulations). The Company believes it will be able to obtain License Exceptions for both its VACMan/CryptaPak and VACMan/Point `n Crypt products for sales to international banking and financial institutions.

        There can be no assurance, however, that the list of products and countries for which export approval is required, and the regulatory policies with respect thereto will not be revised from time to time. The inability of the Company to obtain required approvals under these regulations could materially adversely affect the ability of the Company to make international sales of the products under U.S. export control.

        The Company's core authentication products, AccessKey II, Digipass 300, Digipass 500, and AuthentiCard, do not, nor are they likely to, fall under U.S. encryption export control regulations. Although all of the Company's authentication products utilize encryption technologies, the products cannot read and encrypt client data. Thus, they are not subject to the U.S. encryption export control regulations.

        Similarly, VDS NV/SA is subject to export licensing requirements under Belgian law. VDS NV/SA, as owner and exporter of the cryptographic products, must apply to the Belgian Ministry of Economic Affairs for an export license for each company to which it exports such products. An export license is valid for one customer for one year from the date of issue. It can be reused for several consecutive deliveries to that customer until the total export quantity indicated on the license has been exhausted. If the quantity is not completely exported during the one year license period, the license can be renewed once for another year. VDS NV/SA applies for such licenses for customers that wish to purchase cryptographic products. The inability of VDS NV/SA to obtain required approvals or licenses under Belgian law could have a material adverse effect on the Company's financial condition or operations.

        The Belgian export of VDS NV/SA's cryptographic products, consisting of DES and RSA microprocessors and PC/DES and RSA cards (including SDKs), is also subject to European Community regulations. VDS NV/SA's cryptographic products are considered to be "goods of dual use" under those regulations, i.e., goods that can be used for both civil and military purposes. As such, a national individual export license is required for their export, except to Luxembourg and the Netherlands. Only the VDS NV/SA products that perform encryption of data for confidentiality reasons require an individual export license, and VDS NV/SA has obtained such licenses for the export of these products.

        (ix) Customers and Markets

        Customers for the Company's security products include, to some extent, businesses that purchase products directly from the Company for use by their employees, clients or vendors, but the majority are value-added resellers or distributors of related security products or services who in turn sell to other businesses.

        To date, virtually all of the Company's security products have been sold in Europe. Sales to one European distributor, Concord-Eracom Nederland BV, accounted for 44% and 16% of the Company's consolidated revenues in 1996 and 1997, respectively. On a pro forma basis (i.e., including Lintel Security and Digipass sales for all of 1996) this customer would have accounted for 33% of the Company's consolidated revenues for 1996. This drop is due to the reduction in shipments to Concord-Eracom Nederland BV during 1997, resulting in revenues from such shipments dropping to $2 million from $4 million in 1996. In 1998, however, Concord-Eracom Nederland BV placed an additional $1.25 million order with VASCO NA. For 1996, on a pro forma basis, Rabobank and S-E Banken each would have accounted for approximately 10% of the Company's total revenues. For 1997, these two customers each accounted for approximately 18% of the Company's total revenues. For additional information, see Item 7_ "Management's Discussion and Analysis of Financial Condition and Results of Operations _ 1997 Compared to 1996 _ Revenues."

        The Company is aware of the risks associated with this degree of customer concentration and expects to further minimize its reliance on these customers in 1998 and beyond. There can be no assurance, however, that the Company's efforts to minimize this risk will ultimately be successful or that the Company can sustain comparable sales volume with these customers. Furthermore, the loss of these customers' business, or an inability to maintain reasonable profit margins on these sales, may have an adverse effect on the Company. See Subsection d of Item 1 _ "Factors That May Affect Future Results _ Dependence on Major Customers" and "_ Risks of International Operations."

         (x) Backlog

        At March 31, 1998, the Company had firm purchase orders from customers for an aggregate of $7,066,000 of AccessKey II, AuthentiCard, Digipass 500 and Digipass 300 security token units, exclusive of the units already shipped under such purchase orders as of March 31, 1998. This compares to a balance of $3,700,000 as of March 31, 1997.

        (xi) Employees

        As of December 31, 1997, the Company employed 40 full-time employees and 6 full-time consultants. Of these, 22 were located in North America and 24 were located in Europe. Of the 46 total, 15 were involved in sales, marketing and customer support, 17 in product production, research and development and 14 in administration.

   d.   Factors That May Affect Future Results

        (i)  History of Operating Losses; Accumulated Deficit

        The Company has incurred losses from continuing operations before interest and taxes for the years ended December 31, 1995, 1996 and 1997 of $534,000, $8,658,000 and $3,935,000, respectively. As of
   December 31, 1997, the Company had an accumulated deficit of $15,902,000, which amount includes write-offs of acquired in-process technology related to the acquisitions of Lintel Security and Digipass for the year ended December 31, 1996 in the amount of $7,351,000. See Item 7 _ "Management's Discussion and Analysis of Financial Condition and Results of Operations." In view of the Company's history of losses, there can be no assurance that the Company will be able to achieve or sustain profitability on an annual or quarterly basis in the future.

        (ii) Potential Fluctuations in Quarterly Results

        The Company's quarterly operating results have in the past varied and may in the future vary significantly. Factors affecting operating results include: the level of competition; the size, timing, cancellation or rescheduling of significant orders; market acceptance of new products and product enhancements; new product announcements or introductions by the Company's competitors; adoption of new technologies and standards; changes in pricing by the Company or its competitors; the ability of the Company to develop, introduce and market new products and product enhancements on a timely basis, if at all; component costs and availability; the Company's success in expanding its sales and marketing programs; technological changes in the market for data security products; foreign currency exchange rates; and general economic trends and other factors. In addition, because a high percentage of the Company's operating expenses are fixed, a small variation in the timing of recognition of revenue can cause significant variations in operating results from quarter to quarter.

        (iii)     Additional Capital Needed

        The Company requires additional capital to finance its working capital and other needs, including the repayment of outstanding obligations and the financing of future growth. The Company believes its current cash balances and anticipated cash revenues from operations will be sufficient to meet its anticipated cash needs through December 31, 1998.

        Continuance of the Company's operations beyond December 31, 1998, however, will depend on the Company's ability to obtain adequate financing. To this end, in April 1998, the Company entered into a loan agreement in the amount of $3 million with Lernout & Hauspie Speech Products N.V. ("L&H"); the funding of this loan occurred during April 1998. The loan bears interest at the Prime Rate plus 1%, payable quarterly, and matures on January 4, 1999. L&H is an international leader in the development of advanced speech technology for various commercial applications and products. Although the Company has obtained the necessary financing in the past and intends to raise capital in the near future through, among other potential financing sources, a possible public offering of Common Stock, there is no assurance that it will be able to do so in the future. Further, there is no assurance that the Company can reduce its expenditures or sell assets or proprietary rights without having a material effect on its business. See Item 7 _ "Management's Discussion and Analysis of Financial Condition and Results of Operations _ Liquidity and Capital Resources."

         (iv)     Rapid Technological  Changes  and  Dependence  on  New
   Products

        The market for the Company's products is very dynamic and characterized by rapidly changing technology, evolving industry standards and government policies, changing customer requirements, price-competitive bidding and frequent product enhancements and innovations. The introduction by the Company or its competitors of products embodying new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. Therefore, the Company's future success will depend in part upon its ability to enhance its current products and develop innovative products to distinguish itself from the competition and to meet customers' changing needs in the data security industry.

        The Company is presently expending significant resources to enhance its existing products and develop and introduce the next generation of token and other security products. There can be no assurance that security-related product developments and technology innovations by others will not adversely affect the Company's competitive position or that the Company will be able to successfully anticipate or adapt to changing technology, industry standards or customer requirements on a timely basis. Any failure by the Company to anticipate and respond to such changes could have a material adverse effect on the Company's results of operations and financial condition.

        (v)  Dependence on Major Customers

        Approximately 16% of the Company's revenues during 1997 were derived from the sale of the Company's security products to one European distributor, Concord-Eracom Nederland BV. For 1996, on a pro forma basis, Rabobank and S-E Banken each would have accounted for approximately 10% of the Company's total revenues. For 1997, these two customers each accounted for approximately 18% of the Company's total revenues. There can be no assurance that the Company will be able to modify its existing products or develop new products that will continue to meet the specifications of these customers. Absent significant future revenues from alternative sources, the unforeseen loss of one or more of the Company's major customers' business, or the inability to maintain reasonable profit margins on sales to any of these customers, would have a material adverse effect on the Company's results of operations and financial condition. See Item 7 _ "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1, Subsection c.(ix) _ "Narrative Description of Business - Customers and Markets."

        (vi) Product Concentration

        Sales of the Company's AccessKey II and Digipass security tokens together comprised the majority of the Company's net sales during fiscal 1995, 1996 and 1997. Should the demand for or pricing of either of these products decline due to the introduction of superior or lower cost products by competitors, changes in the computer industry or other factors, the Company's results of operations and financial condition would be adversely affected.

        (vii)     Dependence on Development of Industry Relationships

        The Company is party to collaborative arrangements with a number of corporations and evaluates, on an ongoing basis, potential strategic alliances and intends to continue to pursue such relationships. The Company's future success will depend significantly on the success of its current arrangements and its ability to establish additional arrangements. There can be no assurance that these arrangements will result in commercially successful products. See Item 1, Subsection c.(iii)(C) _ "Narrative Description of Business _ Products _ The Company's Strategy _ Develop Strategic Relationships."

        (viii)    Risks of International Operations
        Sales to customers outside the United States accounted for approximately 61%, 95% and 92% of the Company's net revenues in the years ended December 31, 1995, 1996 and 1997, respectively. Because a significant number of the Company's principal customers are located in other countries, management expects that international sales will continue to generate a significant portion of the Company's total revenue.

        The Company's international business is subject to a variety of risks, including tariffs and other trade barriers, the establishment and expansion of indirect distribution channels in certain countries or regions, delays in expanding its international distribution channels, difficulties collecting international accounts receivable from distributors or resellers, increased costs associated with maintaining international marketing efforts, the introduction of non-tariff barriers and difficulties in enforcing intellectual property rights.

        In addition, the majority of the supply and sales transactions of VDS are denominated in U.S. dollars, whereas many of the supply and sales transactions of VDS NV/SA are denominated in various foreign currencies. A decrease in the value of any of these foreign currencies relative to the U.S. dollar could affect the profitability in U.S. dollars of the Company's products sold in these markets. The Company is therefore subject to the risks associated with fluctuations in currency exchange rates.

        In order to reduce the risk of fluctuations in currency exchange rates, VDS NV/SA began in 1997 to buy U.S. dollars based on three- to six-month estimated future needs for U.S. dollars, has developed price lists denominated in both U.S. dollars and foreign currencies, and endeavors to denominate its new supply and sales transactions in U.S. dollars. In this connection, in September 1997 VDS NV/SA purchased $300,000 in U.S. dollars to cover purchases of supplies. VDS NV/SA is also beginning to attempt to match as to timing of delivery, amount of product and denomination of currency, some purchase orders from vendors with sales orders to customers. There can be no assurance that these matching efforts will be successful in reducing currency exchange risks or that the risks of international operations will not have a material adverse effect on the Company's financial condition or results of operations.

        The Company does not hold forward exchange contracts or other hedging instruments to exchange various foreign currencies for U.S. dollars to offset currency rate fluctuations which might affect its obligations in relation to its repayment out of income from sales (which are principally in foreign currency) of debt under its loan obligations (which are principally in U.S. dollars). See Item 7 _ "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        (ix) Competition

        The market for computer and network security products is highly competitive and subject to rapid change. The Company believes that the principal competitive factors affecting the market for computer and network security products include name recognition, technical features, ease of use, quality/reliability, level of security, customer service and support, distribution channels and price. The Company's competitors include organizations that provide computer and network security products based upon approaches similar to and different from those employed by the Company. There can be no assurance that the market for computer and network security products will not ultimately be dominated by approaches other than the approach marketed by the Company. See Item 1, Subsection c.(ii) _ "Narrative Description of Business _ Industry Background" and
   Subsection  c.(vii)   _   "Narrative  Description   of   Business   _
   Competition."

        Many of the Company's potential competitors have significantly greater financial, marketing, technical and other competitive resources than the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than can the Company. Competition could increase if new companies enter the market or if existing competitors expand their product lines. Any reduction in gross margins resulting from competitive factors could have a material adverse effect on the Company's financial condition or results of operations.

        Although the Company believes it has certain technological and other advantages over its competitors, maintaining such advantages will require continued investment by the Company in research and development and sales and marketing. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company will be able to make the technological advances necessary to maintain such competitive advantages. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with whom the Company has strategic relationships, to increase the ability of their products to address the security needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire significant market share. If this were to occur, the financial condition and results of operations of the Company would be materially adversely affected. See Item 1, Subsection c.(vii) _ "Narrative Description of Business _ Competition."

        (x)  Dependence on Single Source Suppliers

        The majority of the Company's products are manufactured by two independent vendors headquartered in Hong Kong. One of the vendors is under a contract that extends to January 21, 1999, with automatic one-year renewals subject to termination on six months notice and purchases from the other vendor are on a purchase order by purchase order basis. Each vendor assembles the Company's security tokens at facilities in mainland China. The importation of these products from China exposes the Company to the possibility of product supply disruption and increased costs in the event of changes in the policies of the Chinese government, political unrest or unstable economic conditions in China or developments in the United States that are adverse to trade, including enactment of protectionist legislation. While the Company believes that it could find substitute contractors for the manufacture and assembly of its products, and has had discussions to that effect with a vendor in Belgium, in the event that the supply of components or finished products is interrupted or relations with either of the two principal vendors is terminated, there could be a considerable delay finding suitable replacement sources to manufacture the Company's products which could have a material adverse effect on the Company's results of operations and financial condition. In addition, the Company's AccessKey II product contains a custom-designed microprocessor which is fabricated by a single supplier located in the United States and is procured by purchase orders. The Company expects AccessKey II production to be reduced during 1998 as the production of Digipass 300, which employs a widely available microprocessor, increases. However, any unforeseen interruption in the supply of microprocessors for the AccessKey II from the sole supplier prior to the full phase-in of the Digipass 300 product would have a material adverse effect on the Company's results of operations and financial condition. See Item 1, Subsection c.(vi) _ "Narrative Description of Business _ Production."

        (xi) Proprietary Technology and Intellectual Property

        The Company's success depends significantly upon its proprietary technology. The Company currently relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company generally enters into confidentiality and nondisclosure agreements with its employees and with key vendors and suppliers. The Company holds several patents in the United States and a corresponding patent in certain European countries, which cover certain aspects of its technology. The U.S. patents expire between 2003 through 2010; the European patent expires in 2008. There can be no assurance that the Company will develop proprietary products or technologies that are patentable, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties, or that patents of others will not have a material adverse effect on the Company's business.

        There has also been substantial litigation in the technology industry regarding intellectual property rights, and litigation may be necessary to protect the Company's proprietary technology. The Company expects that companies in the computer and information security market will increasingly be subject to infringement claims as the number of products and competitors in the Company's target market grows. Any such claims or litigation may be time-consuming and costly, cause product shipment delays, require the Company to redesign its products or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect on the Company's results of operations and financial condition.

        Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information and software that the Company regards as proprietary. To the extent the Company believes its proprietary rights are being violated, and regardless of its desire to do so, it may not have adequate financial resources to engage in litigation against the party or parties who may infringe on its proprietary technology. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary and intellectual property rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around patents issued to the Company or other intellectual property rights of the Company.

        (xii)     Product Liability Risks

        Customers rely on the Company's token-based security products to prevent unauthorized access to their data. A malfunction of or design defect in the Company's products could result in tort or warranty claims. The Company does not presently maintain product liability insurance for these types of claims. In order to reduce the risk of exposure from such claims, the Company attempts to obtain warranty disclaimers and liability limitation clauses in its agreements with distributors, resellers and end-user clients. However, there can be no assurance that the Company will be successful in obtaining such provisions in its agreements or that such measures will be effective in limiting the Company's liability for any such damages. Any liability for damages resulting from security breaches could be substantial and would have a material adverse effect on the Company's results of operations and financial condition. In addition, a well-publicized actual or perceived security breach involving token-based security systems could adversely affect the market's perception of token-based security products in general, or the Company's products in particular, regardless of whether such breach is attributable to the Company's products. This could result in a decline in demand for the Company's products, which would have a material adverse effect on the Company's results of operations and financial condition.

        (xiii)    Government Regulation of Technology Exports

        The Company's international sales and operations are subject to risks such as the imposition of government controls, new or changed export license requirements, restrictions on the export of critical technology, trade restrictions and changes in tariffs. While the Company believes its products are designed to meet the regulatory standards of foreign markets, any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's financial condition or results of operations.

        Certain products of the Company are subject to export controls under U.S. law, and the Company believes it has obtained or will obtain all necessary export approvals as required. There can be no assurance, however, that the list of products and countries for which export approval is required, and the regulatory policies with respect thereto will not be revised from time to time. The inability of the Company to obtain required approvals under these regulations could materially adversely affect the ability of the Company to make international sales. For example, U.S. governmental controls on the exportation of encryption technology prohibit the Company from exporting some of its products with the more sophisticated data security encryption technology. As a result, foreign competitors facing less stringent controls may be able to compete more effectively than the Company in the global data security market. There can be no assurance that these factors will not have a material adverse effect on the Company's financial condition or results of operations.

        Similarly, VDS NV/SA, the Belgian operating subsidiary of the Company, is subject to export licensing requirements under Belgian law. The inability of VDS NV/SA to obtain required approvals or licenses under Belgian law also could have a material adverse effect on the Company's financial condition or results of operations. For additional information on such export restrictions and licensing requirements under U.S. and Belgian law, see Item 1, Subsection c.(viii) _ "Narrative Description of Business _ Sales and Marketing."

        (xiv)     Dependence on Key Personnel

        The Company depends, to a significant degree on the efforts of its President, Chief Executive Officer and the Chairman of its Board of Directors, T. Kendall Hunt, and those of other key personnel employed by or serving as consultants to its subsidiaries, including John Haggard, Mario Houthooft, Frank Hoornaert, Hyon Im, Jan Valcke and Richard Vaden. Mr. Houthooft has entered into a consulting agreement with VDS NV/SA. Neither Mr. Hunt nor the Company's other key personnel have entered into employment agreements with the Company. As a result, there are no restrictions on competition by these individuals (other than Mr. Houthooft) after termination of employment or consulting services. Key man insurance in the amount of $1.5 million is currently maintained by the Company on the life of Mr. Hunt but not on any of the other key personnel. The loss of the services of Mr. Hunt or one or more of its other key personnel could have an adverse effect on the Company's business and operating results.

        The Company's continued success is also dependent upon its ability to attract and retain qualified employees to support its future growth. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key employees or that it can attract, assimilate or retain other highly qualified personnel in the future.

        (xv) Management and Control

        Control of the Company presently is largely in the hands of its Board of Directors, management and T. Kendall Hunt. As of May 4, 1998, the Board of Directors of the Company and their spouses owned beneficially and of record approximately 56% (and Mr. Hunt and his family owned beneficially and of record 51%) of the outstanding shares of the Company's Common Stock. Mr. Hunt is Chairman of the Board of Directors, Chief Executive Officer and President of the Company. As a result, Mr. Hunt will have control over the direction and operation of the Company and with his family will be able to elect the directors of the Company and to approve any corporate action requiring majority stockholder approval. Such concentration of control may have an adverse effect on the market price of the Company's Common Stock.

   Item 2 - Properties

        The Company's corporate offices and North American administrative, sales and marketing, research and development and support facilities are located in the United States in an office complex in Oakbrook Terrace, Illinois, a western suburb of Chicago. These facilities are leased through November 15, 1999, and consist of approximately 10,000 square feet. The Company believes that the Oakbrook Terrace facilities will be adequate for its present growth plans.

        The Company's European administrative, sales and marketing, research and development and support facilities are located in Belgium in an industrial park in a southwestern suburb of Brussels. These facilities consist of approximately 10,000 square feet of office space which are occupied under a lease expiring in July of 1999. The Company believes that these facilities are adequate through the term of the current lease and that on expiration of the lease it will be able to either extend the lease or find suitable facilities at comparable rates.

   Item 3 - Legal Proceedings

        The Company is not currently involved in any material litigation. However, the Company had a product acceptance dispute with its principal customer involving the sale in 1995 of approximately $315,000 of certain smartcard readers produced by the
   Company in response to written specifications submitted by the customer. This disagreement was settled during 1998 with a portion of the amount being credited to the customer ($85,000) and the remainder applied to future orders (this amount will be determined based upon the amount of product returned by the customer, but in no case will be greater than $230,000). Additionally, the Company has a disagreement with certain stockholders regarding their rights as holders of warrants following the Exchange Offer. As of the date of this Annual Report on Form 10-K, no litigation with respect to this matter has been commenced, and the Company is unable to determine the extent of the matter's adverse impact, if any, upon its results of operations or financial condition.

   Item 4 - Submission of Matters to a Vote of Security Holders

        No matter was submitted during the  fourth quarter of 1997 to  a
   vote  of  security  holders,  through  solicitation  of  proxies   or
   otherwise.

   Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Company's annual meeting of stockholders to be held on June 15, 1998.

                 Executive Officers of the Registrant

        The executive officers of the Company, each of whom has served since the Company's organization in July 1997, and key personnel of its subsidiaries, and their respective ages as of December 31, 1997, are as follows:

   Executive Officers of the Company
          Name         Age Position

   T. Kendall Hunt     54  Chief Executive Officer, President,
                              Chairman of the Board and Director
   Forrest D. Laidley  53  Secretary and Director (1)
   Gregory T. Apple    31  Vice President and Treasurer

   Key Personnel of VDS

          Name         Age Position

   John C. Haggard     39  President and Chief Operating Officer (2)

   Key Personnel of VDS NV/SA

          Name         Age Position

   Mario A. Houthooft  44  Managing Director and Director (3)

   (1) Mr. Laidley is also a member of the Audit Committee and a member of the Compensation Committee of the Board of Directors of the Company.

   (2) Mr. Haggard, effective January 15, 1998, now serves as the Chief Technology Officer of the Company.

   (3) Mr. Houthooft is not an employee of VDS NV/SA, but serves as an officer of VDS NV/SA and performs services pursuant to a consulting agreement with VDS NV/SA. See "_ Consulting Arrangement _ Mario Houthooft Consulting Agreement" below. Mr. Houthooft was named to the Board of Directors on April 10, 1998.

        T. Kendall "Ken" Hunt _ Mr. Hunt is Chairman of the Board, Chief Executive Officer and President of the Company. He has been a director of the Company since July 1997. He also serves, since 1990, as a Director, the Chairman of the Board and President of VASCO Corp. and prior thereto served in similar capacities during certain periods from 1984 with VASCO Corp.'s predecessors. Mr. Hunt also serves as VASCO Corp.'s President and Chief Executive Officer.

        Forrest D. Laidley _ Mr. Laidley is Secretary of the Company. He has been a director of the Company since July 1997. He also serves, since 1990, as a Director, Secretary and General Counsel of VASCO Corp. He has been involved with VASCO Corp. and its predecessors for certain periods in these capacities since 1984. He is currently and has been a partner in the law firm of Laidley & Porter (and predecessor firm) in Libertyville, Illinois since 1985. He serves on the Advisory Council on Main Street Libertyville and is a director of Harris Bank Libertyville, an Illinois chartered banking institution, and Carmel High School, Mundelein, Illinois.

        Gregory T. Apple _ Mr. Apple is Vice President and Treasurer of the Company. He also serves, since 1996, as Vice President of Finance and Administration of VASCO Corp. His responsibilities encompass all accounting and administrative aspects of the Company and its subsidiaries. Before joining VASCO Corp. in 1996, he was employed as Controller and Vice President of Finance of a privately held software company, Napersoft, Inc., from 1993 until 1996, with essentially similar responsibilities. From 1988 until joining Napersoft, he was an auditor for KPMG Peat Marwick LLP.

        John C. Haggard _ Mr. Haggard serves, since 1994, as President and Chief Operating Officer of VDS. Prior to joining VDS, Mr. Haggard was Assistant Vice President of Research and Development and Technical Owner for Computer Associates International, Inc.'s Security Control and Audit division from 1988. Since January 15, 1998, Mr. Haggard has served as the Chief Technology Officer of the Company.

        Mario Houthooft _ Mr. Houthooft serves, since January 1, 1997, as Managing Director of VDS NV/SA pursuant to a consulting agreement. Mr. Houthooft was elected to the Board of Directors of the Company as of April 10, 1998. From 1992 until joining VDS NV/SA, he served in various management positions with Lintel Security. Prior thereto, he was with Cryptech Company from 1986 where he served in various positions.

   Consulting Arrangement

        Mario Houthooft Consulting Agreement. Mr. Houthooft was one of the two principals of Lintel NV, the company that sold certain assets relating to data security products to Lintel Security, which was then acquired by VASCO Corp. Mr. Houthooft's services as Managing Director of VDS NV/SA are rendered pursuant to a management agreement by and between VDS NV/SA and LINK BVBA, the company that employs Mr. Houthooft. The management agreement has an indefinite term, although it is terminable by either party upon six months notice, or without prior notice upon payment of a specified amount. Mr.
   Houthooft is to devote at least forty-five hours per week to his VDS NV/SA duties pursuant to the agreement, which also contains confidentiality obligations and precludes Mr. Houthooft from soliciting VDS NV/SA employees or engaging in competing businesses during the term of the agreement. The agreement further provides that Mr. Houthooft will not render services to a competitor or start a competing business in Belgium, the Netherlands and Luxembourg for a one month period following termination of the agreement. In addition to these restrictions, Mr. Houthooft is subject to a covenant not to compete contained in the Lintel Security acquisition agreements pursuant to which Mr. Houthooft agreed not to compete, directly or indirectly, with VASCO Corp. (or any of its affiliates) in the manufacture and sale of computer security products through December 31, 2001.


                                  PART II

   Item  5  -  Market  for   Registrant's  Common  Equity  and   Related
   Stockholder Matters

        There was no established public market for the Company's Common Stock in 1997. On March 20, 1998, the Company's Common Stock was approved for trading on the NASD Electronic Bulletin Board system under the symbol "VDSI."

        On May 4, 1998, the closing sale price for the Company's Common Stock, par value $.001, on the Over-the-Counter Bulletin Board was $6.00 per share. Such Over-the-Counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent an actual transaction. On May 4, 1998, there were 85 registered holders of record of the Common Stock.

        The Company has not paid any dividends on its Common Stock since incorporation. Dividends were paid relating to the Company's Series B Preferred Stock, which was converted to common stock in September 1997. Restrictions or limitations on the payment of dividends may be imposed under the terms of credit agreements or other contractual obligations. In the absence of such restrictions or limitations, the declaration and payment of dividends will be at the sole discretion of the Board of Directors of the Company and subject to certain limitations under the General Corporation Law of the State of Delaware. The timing, amount and form of dividends, if any, will depend, among other things, on the Company's results of operations, financial condition, cash requirements, plans for expansion and other factors deemed relevant by the Board of Directors. The Company intends to retain any future earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

        In connection with the Company's organization, the Company issued 100 shares of its Common Stock to VASCO Corp. on July 16, 1997 for an aggregate consideration of $100. The 100 shares were not registered under the Securities Act of 1933, as amended (the "1933 Act") and were issued in reliance on Section 4(2) of the 1933 Act. No other securities were issued by the Company in 1997.

   Item 6 - Selected Financial Data
   (in thousands, except per share data)(1)

                                    Year Ended December 31,
                             -------------------------------------------
                             1993    1994     1995      1996(2)     1997
   Statement of Operations   ----    ----     ----      ----        ----
   Data:
   Total revenues         $  2,199$  2,693 $  3,695 $  10,192    $ 12,302
   Operating income (loss)     138     192     (534)   (8,658)(3)  (3,935)(4)
   Net income (loss)
   available to
   common stockholders          50      30     (465)   (9,349)(3)  (5,998)(4)

   Basic income (loss) per
   common share                  -       -    (0.03)   (0.53)(3)    (0.31)(4)
   Shares used in
   computing per
     share amounts          13,877   14,260   14,817    17,533       19,106

                                          December 31,
                             -------------------------------------------
                             1993    1994     1995       1996       1997
   Balance Sheet Data:       ----    ----     ----       ----       ----
   Cash                   $    209$     38 $     745$   1,814    $  1,898
   Working capital             514     764     1,074    4,902       1,945
   Total assets              1,522   2,111     2,414   12,368       8,376

   Long term obligations,
   less current portion        746      60         7    9,114      10,943
   Common stock subject to
   redemption                    -       -       371      742         495
   Stockholders' equity
   (deficit)                   340   1,364       966   (1,205)     (6,865)


        For a discussion of factors that affect the comparability of the financial information set forth above, such as significant acquisitions undertaken by the Company, the disposition of the Company's VASCO Performance Systems line of business in 1996, and the significant costs incurred during 1997 related to the Exchange Offer, see Item 7 _ "Management's Discussion and Analysis of Financial Condition and Results of Operations."
   ___________________________
   (1) Represents the financial information of VASCO Corp., as the Company had not begun operations as of December 31, 1997.

   (2) Includes the results of operations of Lintel Security from March 1996 and Digipass from July 1996; see "Financial Statements."

   (3) Includes a pretax charge for acquired in-process research and development of $7,351.

   (4) Includes legal, accounting and printing costs of approximately $1,218 related to preparing for the Exchange Offer that took place in February/March 1998.

   Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of
   Operations are forward-looking statements. All forward-looking statements included herein are based on information available to the Company on the date hereof and assumptions which the Company believes are reasonable. The Company does not assume any obligation to update any such forward-looking statements. These forward-looking statements involve risks and uncertainties. the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Subparagraph d. of Item 1 - "Factors That May Affect Future Results" and elsewhere in this Form 10-K.

        On March 11, 1998, VASCO Data Security International, Inc. (the "Company") successfully completed its offer (the "Exchange Offer") to exchange the Company's shares, options, and warrants for VASCO Corp. shares, options and warrants. Because the Company was a non-operating subsidiary of VASCO Corp. prior to the completion of the Exchange Offer (which occurred on March 11, 1998), the discussion of results contained herein relates to the results of VASCO Corp. and its subsidiaries. Accordingly, references to "VASCO" shall refer to VASCO Corp. for periods prior to March 11, 1998.

   OVERVIEW

        VASCO designs, develops, markets and supports open standards-based hardware and software security systems which manage and secure access to data. VASCO's original corporate predecessor was founded in 1984, and VASCO entered the data security market in 1991 when it acquired a controlling interest in what is today one of VASCO's two operating subsidiaries, VASCO Data Security, Inc. ("VDS") (formerly known as "ThumbScan, Inc."), a company that designs, develops and sells security tokens, primarily to European customers. In 1996, VASCO began developing and marketing open standards-based security systems by introducing a hardware and software package, VACMan, that is based on industry-accepted remote access protocols.

        Recent Acquisitions. In 1996, VASCO significantly expanded its presence in the European data security market through the acquisition of two Belgian companies, Lintel Security (effective March 1, 1996) and Digipass SA ("Digipass") (effective July 1, 1996), which today comprise VASCO's other operating subsidiary, VASCO Data Security NV/SA ("VDS NV/SA"). Both Lintel Security and Digipass at the time of acquisition were involved in designing, developing and marketing data security products, and Digipass was to a lesser extent involved in developing interactive voice response ("IVR") products used primarily for telebanking applications. Lintel Security and Digipass were combined in January 1997 and renamed VASCO Data Security NV/SA. During 1997, VDS NV/SA entered into an agreement to sell the IVR business to Siemens Societe Anonyme ("Siemens") for approximately $200,000.

        The acquisition of Lintel Security was accomplished in two steps. VASCO, through VDSE, acquired 15% of the capital stock of Lintel Security in March of 1996, and then acquired the remaining 85% in June of 1996. As a result, VASCO's consolidated results for 1996 include 100% of Lintel Security's results for the period from March through June of 1996, with a minority interest elimination for the 85% not owned for this period, and 100% of Lintel Security's results for the remainder of 1996, and all references to inclusion of Lintel Security's results since the date of acquisition reflect these percentage ownership figures for the appropriate time periods.

        The Lintel Security purchase involved a cash payment in the amount of $289,482 and the issuance of (i) $747,500 in convertible notes due May 30, 1998, (ii) 428,574 shares of VASCO's common stock, and (iii) 100,000 warrants entitling the holders to purchase an equal number of shares of VASCO's common stock at $7.00 per share. The note bears interest at the rate of 8% per annum, which is payable quarterly, in cash or shares of VASCO's common stock at the option of the holders. The notes can be converted at any time, at the option of the holders, into shares of VASCO's common stock at $7.00 per share. The warrants were valued at their fair value at the date of grant. These convertible notes and warrants were exchanged pursuant to the Exchange Offer and now represent convertible notes and warrants for the Company's Common Stock.

        The purchase of Digipass was a cash transaction involving an initial payment of $4,800,000 and an obligation to pay an additional $3,400,000 on or before December 31, 1997. Underlying this obligation was a guarantee to the seller of Digipass, furnished by a European commercial bank, which was secured by various personal and company guarantees. VASCO renegotiated the guarantee into a convertible loan due September 30, 2002 that bears interest at a rate of 3.25%, payable annually, and the obligation to the seller of Digipass was paid in full in August 1997. See "Liquidity and Capital Resources" below.

        Prior Lines of Business. Before entering the data security industry in 1991, VASCO's primary endeavor was providing consulting, training and software services to various institutions in the public and private sectors through VPS. In 1996, VASCO sold the assets comprising this line of business, which consisted primarily of contract rights, accounts receivable and training methodologies, for consideration consisting of a royalty, payable to VASCO, equal to 5% of the gross training revenues of the purchaser in excess of $350,000 per annum for a period of five years from the date of the sale. VASCO anticipates that the royalties, if any, payable by the purchaser of the VPS assets will be immaterial.

        Revenue and Earnings. The majority of sales made by VDS and VDS NV/SA are in the European markets, although the Company intends to actively pursue additional markets outside of Europe, particularly Asia and North and South America.

        Revenues from sales of security tokens, specifically the AccessKey II and Digipass tokens, continue to represent the majority of the Company's total revenues. In excess of 80% of VDS's sales for 1995, 1996 and 1997 were comprised of security token devices, with Concord-Eracom Nederland BV accounting for 92%, 97% and 67% of VDS's sales in 1995, 1996 and 1997, respectively. On a consolidated basis, the percentages for 1995, 1996 and 1997 were 61%, 44% and 16%, respectively, including revenues relating to the Lintel Security and Digipass operations from their respective acquisition dates in 1996. It is expected that consolidated sales to other customers and markets will increase and, assuming this occurs, the degree of concentration attributable to this major customer will decrease. However, the Company expects that this major customer will continue to be a meaningful contributor to the Company's revenues and earnings for the foreseeable future. In 1998, for example, Concord-Eracom Nederland BV placed an additional $1.25 million order with VDS. Consequently, the unforeseen loss of this customer's business, or the inability to maintain reasonable profit margins on sales to this customer, may have an adverse effect on the Company's results of operations and financial condition.

        Although the Company believes it is likely that sales of security tokens, including the newly introduced Digipass 300, will continue to account for a majority of the Company's total revenues for the foreseeable future, the Company also believes that revenues from sales of its other hardware and software data security products, including the additional product offerings made possible by the Lintel Security and Digipass acquisitions, will continue to increase in the future. No assurance, however, can be given that revenues will increase in the future.

   Research and Development. The Company is devoting its capital and other resources to enhancing its existing security products and developing new products to provide enterprise-wide hardware and software security solutions. Costs of research and development, principally the design and development of hardware and software prior to the determination of technological feasibility, are expensed as incurred on a project-by-project basis. The Company's capitalization policy currently defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price.

        Once  technical  feasibility   has  been  established,   ongoing
   development costs incurred prior to actual sales of the subject product are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." Product development costs are capitalized on a product-by-product basis and are amortized by the greater of (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (ii) the straight-line method over the remaining estimated economic life of the product. The remaining estimated economic life of these products are reviewed at least quarterly.

        Management has concluded that, in today's rapidly evolving technology markets and with the expanding state of the computer and network security industry in general, it may be impractical to anticipate product life cycles in excess of two years. Historically, however, the Company's products have experienced significantly longer product lives than two years.

        Variations in Operating Results. The Company's quarterly operating results have in the past varied and may in the future vary significantly. Factors affecting operating results include: the level of competition; the size, timing, cancellation or rescheduling of significant orders; market acceptance of new products and product enhancements; new product announcements or introductions by the Company's competitors; adoption of new technologies and standards; changes in pricing by the Company or its competitors; the ability of the Company to develop, introduce and market new products and product enhancements on a timely basis, if at all; component costs and availability; the Company's success in expanding its sales and marketing programs; technological changes in the market for data security products; foreign currency exchange rates; and general economic trends and other factors. See Subparagraph d. of Item 1 - "Factors That May Affect Future Operating Results."

        In addition, the Company has experienced, and may experience in the future, seasonality in its business. The seasonal trends have included higher revenue in the last quarter of the calendar year and lower revenue in the next succeeding quarter. The Company believes that revenue has tended to be higher in the last quarter due to the tendency of certain customers to implement or complete changes in computer or network security prior to the end of the calendar year. In addition, revenue has tended to be lower in the summer months, particularly in Europe, when many businesses defer purchase decisions. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are fixed, a small variation in the timing of recognition of revenue could cause significant variations in operating results from quarter to quarter.

        Currency Fluctuations. The majority of the supply and sales transactions of VASCO Data Security, Inc. are denominated in U.S.
   dollars, whereas many of the supply and sales transactions of VDS NV/SA are denominated in various foreign currencies. In order to reduce the risks associated with fluctuations in currency exchange rates, VDS NV/SA began in September 1997 to buy U.S. dollars based on three to six months estimated future needs for U.S. dollars, has developed price lists denominated in both U.S. dollars and foreign currencies, and endeavors to denominate its new supply and sales transactions in U.S. dollars. In September 1997, VDS NV/SA purchased $300,000 in U.S. dollars to cover purchases of supplies. VDS NV/SA is also beginning to attempt to match the timing of delivery, amount of product and the currency denomination of purchase orders received from vendors with sales orders to customers. See Subparagraph d. of
   Item 1 - "Factors That May Affect Future Operating Results - Risks of International Operations."

   RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue for the years ended December 31, 1995, 1996 and 1997.

                                   Percentage of Revenue
                                  Year Ended December 31,
                                   --------------------
                                   1995     1996   1997
                                   ----     ----   ----
   Total revenue                  100.0%   100.0%  100.0%
   Cost of goods sold              78.1     57.6    51.1
                                  -----    -----   -----
   Gross profit                    21.9     42.4    48.9
   Operating costs:
     Sales and marketing            6.6     13.8    27.5
     Research and development       6.5      5.6    14.6
     General and administrative    23.1     35.8    38.8
     Acquired in-process research
      and development                -      72.1      -
                                  -----    -----   -----
       Total operating costs       36.2    127.3    80.9
                                  -----    -----   -----
   Operating loss                 (14.4)   (84.9)  (32.0)
   Interest expense                (2.0)    (3.4)   (9.3)
   Other expense, net               -       (0.4)   (1.8)
                                  -----    -----   -----
   Loss before income taxes       (16.4)   (88.8)  (43.1)
   Provisions (benefit) for
   income taxes                    (6.8)     1.4     4.9
                                  -----    -----   -----
   Net loss                        (9.6)   (90.7)  (48.0)
                                  =====    =====   =====

   The following discussion is based upon VASCO's consolidated results of operation for the years ended December 31, 1997, 1996 and 1995. References to "VASCO" represent the consolidated entity. References to "VASCO NA" represent VASCO Corp. and VDS, excluding the acquisition of Lintel Security and Digipass. References to "VASCO Europe" mean the operation of Lintel Security and Digipass following their acquisition by VASCO. (Percentages in the discussion are rounded to the closest full percentage point.)


   1997 COMPARED TO 1996

   The following discussion and analysis should be read in conjunction with VASCO's Consolidated Financial Statements for the years ended December 31, 1997 and 1996.

   Revenues

        VASCO's consolidated revenues for the year ended December 31, 1997 were $12,302,000, an increase of $2,110,000, or 21%, as compared to the  year  ended  December  31,  1996.  VASCO  Europe  contributed
   $9,518,000, or 77%, of total consolidated revenues, with VASCO NA contributing the remaining $2,784,000, or 23%. Revenues (and other operating results) attributable to VASCO Europe for 1996 are included only from the time of acquisition of Lintel Security and of Digipass.

        VASCO NA's revenues were $2,784,000 for 1997, a decrease of $2,034,000, or 42%, as compared to 1996 and accounted for 23% of consolidated revenues in 1997. The decrease can be attributed, in part, to a temporary reduction in shipments to Concord-Eracom Nederland BV during 1997. Concord-Eracom Nederland BV represented approximately $4,200,000 in revenue for 1996, as compared to $2,000,000 in 1997. However, during 1998 Concord-Eracom Nederland BV has placed an additional order with VASCO NA of approximately $1,250,000. VPS, the former technical and training unit which was sold in August of 1996, had revenues of $204,000 in 1996 and accounted for 4% of VASCO's revenues in 1996.

   Cost of Goods Sold

        VASCO's consolidated cost of goods sold for the year ended December 31, 1997 was $6,287,000, an increase of $416,000, or 7%, as compared to the year ended December 31, 1996. This increase is primarily attributable to the inclusion of VASCO Europe for the entire year 1997. VASCO Europe's cost of goods sold was $4,929,000, accounting for 78% of the consolidated cost of goods sold.

        VASCO NA's cost of goods sold was $1,358,000 in 1997, representing a decrease of $1,135,000, or 46%, from 1996. This decrease is consistent with the 42% decrease in revenues for the same period and, as discussed above under "Revenues," is due to a temporary reduction in shipments to Concord-Eracom Nederland BV during 1997. However, the cost of goods sold for security products decreased as a percentage at a slightly quicker pace than revenues for security products. This is due to certain improvements in the manufacture of the products, as well as economies of scale being realized as the 1996 acquisitions of Lintel Security and Digipass were fully integrated.

   Gross Profit

        VASCO's consolidated gross profit for the year ended December 31, 1997 was $6,015,000, an increase of $1,694,000, or 39%, over
   1996. This represents a consolidated gross margin of 49%, as compared to 1996's consolidated gross margin of 42%. VASCO Europe contributed $4,589,000 to the consolidated gross profit representing a gross margin of 48% as compared to 37% for the prior year. VASCO NA contributed $1,426,000 to the 1997 gross profit as compared to $2,325,000 for 1996, a decrease of $899,000 or 39%. This represented a gross margin of 51% as compared to 48% for the prior year. The increase in gross margin is due to certain improvements in the manufacture of the products, as well as economies of scale being realized as the 1996 acquisitions of Lintel Security and Digipass were fully integrated.

   Sales and Marketing Expenses

        Consolidated sales  and marketing  expenses for  the year  ended
   December 31,  1997 were  $3,381,000, an  increase of  $1,976,000,  or
   141%, over 1996. The increase can be attributed to the addition of VASCO Europe for the full year 1997; increased sales efforts including, in part, increased travel costs; an increase in marketing activities, including print media campaigns and other efforts, and an increased presence at trade shows.

   Research and Development

        Consolidated R&D costs for the year ended December 31, 1997 were $1,802,000, an increase of $1,228,000, or 214%, as compared to the year ended December 31, 1996. R&D costs represented 15% of consolidated revenues for 1997 as compared to 6% for 1996. The increase is due to the addition of R&D headcount, both in the U.S. and Europe, and to the acquisition of the VACMan product from Shiva Corporation and the related integration efforts surrounding it. R&D efforts are undertaken by both VASCO NA and VASCO Europe on behalf of the consolidated group of companies. Whereas VASCO NA is primarily responsible for the development of software products, VASCO Europe is responsible for hardware development. Consequently, management of the Company believes it is not meaningful to address R&D costs separately at the operating company level.

        VASCO expensed, as cost of goods sold, $0 and $180,000 in 1997 and 1996, respectively, reflecting the amortization of capitalized development costs. As of December 31, 1997 and 1996, VASCO did not carry any product development costs on its books as an asset. There were no product development costs capitalized in 1997 or 1996.

   General and Administrative Expenses

        Consolidated general and administrative expenses for the year ended December 31, 1997 were $4,768,000, an increase of $1,120,000, or 31%, over 1996. The majority of this increase can be attributed to the legal, accounting and printing costs associated with the preparation of the Exchange Offer held by the Company during the first quarter of 1998. In addition, the full-year impact of the Lintel Security and Digipass acquisitions and the amortization of intangibles associated with those acquisitions increased general and administrative expenses in 1997.

   Acquired In-process Research and Development

        During 1996, VASCO expensed $7,351,000 pertaining to the in-process research and development acquired in the Lintel Security and Digipass acquisitions. Based upon independent appraisals, approximately 67% of the acquisition premium has been expensed in accordance with U.S. Generally Accepted Accounting Principles. As of December 31, 1997, there remains a net balance of $2,314,000 representing the intangible assets related to the acquisitions, which are carried on VASCO's books and amortized over an additional 18-66 months. Amortization expenses amounted to $1,083,000 and $440,000 for the years ended December 31, 1997 and 1996, respectively.

   Operating Loss

        VASCO's consolidated operating loss for the year ended December 31, 1997 was $3,935,000, compared to the consolidated operating loss of $8,658,000 for 1996. Of the 1997 loss, VASCO NA contributed a loss in the amount of $4,130,000 and VASCO Europe contributed income in the amount of $195,000. The 1996 consolidated operating loss included a write-off of acquired in-process research and development in the amount of $7,351,000 and $440,000 of amortization expense relating to intangible assets in 1996. The 1996 operating loss, before the write-off and the amortization, was $867,000.

        VASCO's 1997 operating loss, excluding the amortization of intangibles, was attributable to continued investment in R&D (primarily for Digipass 300), sales and marketing investments in North America, the expenses for development of corporate infrastructure, such as sales personnel and administrative staff and office equipment, and the legal, accounting and printing costs incurred during 1997 associated with the preparation of the Exchange Offer held by the Company during the first quarter of 1998.

   Interest Expense

        Consolidated interest expense in 1997 was $1,148,000 compared to $346,000 in 1996. The increase can be attributed to average borrowings in 1997 being substantially above those levels of the previous year. See "Liquidity and Capital Resources" below.

   Income Taxes

        VASCO recorded tax expense for the year ended December 31, 1997 of $200,000 for VASCO NA and $407,000 for VASCO Europe. The tax expense recorded for VASCO NA represents the revaluation (write-down) of deferred tax assets. As of December 31, 1997, VASCO reflected a net deferred tax asset of $83,000, which represented the amount that management deemed would more likely than not be realized. The net deferred tax asset was net of a valuation allowance of $831,000, which was established during 1996 and adjusted during 1997, considering the effects of reversing deferred tax liabilities, projected future earnings, which were revised substantially as a result of the acquisitions of Lintel Security and Digipass, and tax planning strategies.

        At December 31, 1997, VASCO had net operating loss carryforwards of $4,722,000 and foreign net operating loss carryforwards approximating $1,025,000, which may be used to offset future taxable income of VASCO generated in the United States. The net operating loss carryforwards expire in various amounts beginning in 2002 and continuing through 2012.

   Dividends and Accumulated Deficit

        VASCO paid dividends of $82,000 and $108,000 during the years ended December 31, 1997 and 1996, respectively. These dividend payments were attributable to 9,000 shares of VASCO Series B Preferred Stock issued in 1994. During 1997, all 9,000 shares of
   VASCO Series B Preferred Stock were converted into VASCO Corp. common stock. VASCO began 1997 with an accumulated deficit of $9,903,000.
   As a result of the 1997 net loss, this deficit has increased to $15,902,000. VASCO's 1997 increase in accumulated deficit can be attributed primarily to increased legal, accounting and printing costs incurred during 1997 associated with the Exchange Offer held by VASCO during the first quarter of 1998, the amortization of intangibles related to the 1996 acquisitions of Lintel Security and Digipass, strategic marketing programs implemented during 1997 and a product acquisition.

   1996 COMPARED TO 1995

   The following discussion and analysis should be read in conjunction with VASCO's Consolidated Financial Statements for the years ended December 31, 1996 and 1995.

   Revenues

        VASCO's consolidated revenues for the year ended December 31, 1996 were $10,192,000, an increase of $6,497,000, or 176%, as compared to the year ended December 31, 1995. VASCO Europe contributed $5,374,000, or 53%, of total consolidated revenues. Of the $5,374,000 total revenues contributed by VASCO Europe, $5,180,000, or 96%, represent data security product revenues, with the remaining $194,000, or 4%, representing revenues from the IVR products. Revenues (and other operating results) attributable to VASCO Europe are included only from the time of acquisition of Lintel Security and of Digipass.

        VASCO NA's revenues were $4,818,000 for 1996, an increase of $1,118,000, or 30%, as compared to 1995 and accounted for 47% of consolidated revenues in 1996. Security product sales increased $2,157,000 to $4,614,000 in 1996, representing a 88% increase over 1995. Conversely, VPS, the former technical and training unit which was sold in August of 1996, had revenues of $204,000 in 1996, representing a decrease of $1,034,000, or 84%, for the comparable period in 1995. VPS accounted for just 4% of VASCO NA's revenues in 1996, down from 33% in 1995.

   Cost of Goods Sold

        Consolidated cost of goods sold for the year ended December 31, 1996 was $5,871,000, an increase of $2,984,000, or 103%, as compared to the year ended December 31, 1995. This increase is primarily attributable to the acquisition of VASCO Europe in 1996 and offset to some extent by a decrease in VASCO NA's combined cost of goods sold. VASCO Europe's cost of goods sold was $3,378,000, accounting for 58% of the consolidated cost of goods sold.

        VASCO NA's cost of goods sold was $2,493,000 in 1996, representing a decrease of $394,000, or 14%, from 1995. This decrease was primarily a result of a decrease of $814,000, attributable to VPS's operations prior to its disposal. This was partially offset by an increase in cost of goods sold related to security products of $420,000. VASCO NA's cost of goods sold for security products was $2,453,000 in 1996, as compared to $2,033,000 in 1995, representing an increase of 21%. The cost of goods sold for security products increased as a percentage less than revenues for security products. This is due to certain non-recurring costs related to capitalized development costs (approximately $350,000) and inventory write-downs (approximately $100,000) included in the cost of goods sold for 1995.

        The non-recurring charge for capitalized development costs in the fourth quarter of 1995 related to several PC security products that were not expected to generate future revenues. In addition, two authentication products were deemed to have a shorter useful life than originally estimated resulting in the acceleration of amortization expense as a result of the change in estimate. The useful lives were reduced due to technological advances in the market, as well as VASCO's development activities with regard to its AKII successor product (Digipass 300).

        The non-recurring inventory write-downs resulted in the fourth quarter of 1995 from management's review of discontinued products and various electronic components. As a result of this review, reserves were established to write-down the inventory to its estimated net realizable value.

   Gross Profit

        VASCO's consolidated gross profit for the year ended December 31, 1996 was $4,321,000, an increase of $3,513,000, or 435%, over
   1995. This represents a consolidated gross margin of 42%, as compared to 1995's consolidated gross margin of 22%. VASCO Europe contributed $1,996,000 to the consolidated gross profit representing a gross margin of 37%. VASCO NA contributed $2,325,000 to the 1996 gross profit as compared to $808,000 for 1995, an increase of $1,517,000 or 188%. Data security products accounted for 93% of VASCO NA's 1996 gross profit due to the reduction in VPS activity and the eventual disposition of VPS during the year. Data security products only accounted for 57% of gross profit during 1995, with VPS accounting for the remaining 43% of gross profit.

        VASCO NA's gross margin increased in 1996 to 46% from 22% in 1995. This is attributable to 1995 non-recurring costs related to capitalized development costs and write-down of certain inventory, and increased sales of higher margin security products as opposed to lower margin VPS services.

   Sales and Marketing Expenses

        Consolidated sales  and marketing  expenses for  the year  ended
   December 31,  1996 were  $1,405,000, an  increase of  $1,160,000,  or
   473%, over 1995. Of the total increase, $548,000, or 47%, can be attributed to the addition of VASCO Europe. Sales and marketing expenses increased by $612,000, or 250%, for VASCO NA. The increase for VASCO NA can be attributed to increased sales efforts, including, in part, the addition of four sales people, and increased travel costs; an increase in marketing activities, including print media campaigns and other efforts, and an increased presence at trade shows.

   Research and Development

        Consolidated R&D costs for the year ended December 31, 1996 were $575,000, an increase of $333,000, or 138%, as compared to the year ended December 31, 1995. R&D costs represented 6% of consolidated revenues for 1996, approximately the same percentage as 1995. R&D efforts are undertaken by both VASCO NA and VASCO Europe on behalf of the consolidated group of companies. Whereas VASCO NA is primarily responsible for the development of software products, VASCO Europe is responsible for hardware development. Consequently, management of the Company believes it is not meaningful to address R&D costs separately at the operating company level.

        VASCO expensed, as cost of goods sold, $180,000 and $445,000 in 1996 and 1995, respectively, reflecting the amortization of capitalized development costs. In the fourth quarter of 1995 VASCO accelerated the amortization of capitalized development costs to reflect an adjustment to the estimated economic life of certain products. The accelerated portion of 1995 amortization amounted to approximately $350,000.

        Net product development costs carried on VASCO's books as an asset were $0 and $157,000 at December 31, 1996 and December 31, 1995, respectively. There were no product development costs capitalized in 1996 or 1995.
   General and Administrative Expenses

        Consolidated general and administrative expenses for the year ended December 31, 1996 were $3,648,000, an increase of $2,793,000, or 326%, over 1995. Of the total increase, $1,426,000, or 51%, can be attributed to the addition of VASCO Europe. General and administrative expenses increased by $1,367,000, or 160%, for VASCO NA. The increase for VASCO NA can be attributed to an increase in administrative infrastructure to support the efforts of other areas of the VASCO, as well as amortization of intangibles associated with the acquisitions of Lintel Security and Digipass.

   Acquired In-process Research and Development

        VASCO expensed, as an operating expense, $7,351,000 pertaining to the in-process research and development acquired in the Lintel Security and Digipass acquisitions. Based upon independent appraisals, approximately 67% of the acquisition premium was expensed in accordance with U.S. Generally Accepted Accounting Principles. As of December 31, 1996, there remained $3,372,000 of intangible assets related to the acquisitions which will be carried on VASCO's books and be amortized over an additional 30 - 78 months. As noted above, $440,000 of the intangible assets were amortized to expense in 1996.

   Operating Loss

        VASCO's consolidated operating loss for the year ended December 31, 1996 was $8,658,000, compared to the consolidated operating loss of $534,000 for 1995. The 1996 consolidated operating loss included a write-off of acquired in-process research and development in the amount of $7,351,000 and the $440,000 of intangible assets amortized to expense in 1996. The operating loss, before the write-off and the amortization of intangibles expensed, was $867,000. Of this amount, VASCO NA contributed a loss of $911,000 and VASCO Europe contributed net operating income of $44,000.

        VASCO's 1996 operating loss, before the write-off of acquired in-process research and development and the amortization of intangibles expensed, was attributable to continued investment in R&D (primarily for Digipass 300), sales and marketing investments in North America, one-time professional fees associated with the acquisitions of Lintel Security and Digipass, the expenses for development of corporate infrastructure, such as sales personnel and administrative staff and office equipment, and, in general, the costs associated with consolidating and assimilating the Lintel Security and
   Digipass acquisitions.

   Interest Expense

        Consolidated interest expense in 1996 was $346,000 compared to $74,000 in 1995. The increase can be attributed to average borrowings in 1996 being substantially above those levels of the previous year. See "Liquidity and Capital Resources" below.

   Income Taxes
        VASCO recorded tax expense for the year ended December 31, 1996 of $162,000 for VASCO NA and $32,000 for VASCO Europe. The tax expense recorded for VASCO NA represents the revaluation (write-down) of deferred tax assets. As of December 31, 1996, VASCO reflected a net deferred tax asset of $283,000, which represented the amount that management deemed would more likely than not be realized. The net deferred tax asset was net of a valuation allowance of $631,000, which was established during 1996, considering the effects of reversing deferred tax liabilities, projected future earnings, which were revised substantially as a result of the acquisitions of Lintel Security and Digipass, and tax planning strategies.

        VASCO has net operating loss carryforwards of $1,626,000 as of December 31, 1996, which may be used to offset future taxable income of VASCO generated in the United States. The net operating loss carryforwards expire in various amounts beginning in 2010 and continuing through 2011.

   Dividends and Accumulated Deficit

        VASCO paid dividends of $108,000 in each of 1996 and 1995. These dividend payments were attributable to 9,000 shares of VASCO Series B Preferred Stock issued in 1994. VASCO began 1996 with an accumulated deficit of $554,000. As a result of the 1996 net loss, this deficit increased to $9,903,000.

        VASCO's 1996 loss before taxes, the resulting net loss after taxes, and the resulting increase in accumulated deficit, can be attributed primarily to the acquisitions of Lintel Security and Digipass and the write-off of acquired in-process research and development. The write-off of acquired in-process research and development accounted for 81% of VASCO's 1996 loss before taxes.

   RECENT DEVELOPMENTS

        Loan Agreement/License Agreement. On March 31, 1998, the Company entered into two agreements with Lernout & Hauspie Speech Products N.V. ("L&H"): a loan agreement and a license agreement. The loan agreement, in the amount of $3 million, bears interest at the Prime Rate plus 1%, payable quarterly, and matures on January 4, 1999. This loan is convertible at the option of the holder into shares of the Company's Common Stock based upon the average closing price of VASCO Corp.'s common stock for the 10 trading days prior to March 11, 1998, the date the Exchange Offer closed. This loan was funded in April 1998.

        The license agreement with L&H is for the use of L&H's speech recognition and speech verification technology for data security, telecom and physical access applications. This license agreement includes a prepayment of royalties by the Company in the amount of $600,000, payable no later than June 30, 1998 and an additional prepayment in the amount of $200,000, payable no later than March 31, 1999. L&H is an international leader in the development of advanced speech technology for various commercial applications and products.

   LIQUIDITY AND CAPITAL RESOURCES

        Since inception, VASCO has financed its operations through a combination of the issuance of equity securities, private borrowings, short-term commercial borrowings, cash flow from operations, and loans from Mr. T. Kendall Hunt, VASCO's Chief Executive Officer and one of the stockholders of its original corporate predecessor.

        In 1995, VASCO borrowed $130,000 from Mr. Hunt, resulting in a total loan payable balance of $190,000 at the end of 1995. This loan was repaid in 1996 from the proceeds of private placements during 1996.

        Also during 1995, VASCO privately placed units consisting of 217,352 shares of VASCO's common stock and 108,676 VASCO Warrants to purchase one share of VASCO common stock at $6.00. The VASCO Warrants are exercisable at the option of the holder; however, VASCO maintains the right to require exercise of the warrants 30 days prior to a public offering of VASCO's common stock. Total issue fees and costs of $22,261 have been netted against $369,498 of proceeds from the placement.

        Of the total 108,676 units issued in the private placement described in the immediately preceding paragraph, 53,000 units were sold to a group of investors subject to a Registration Rights Agreement ("Rights Agreement") entered into on October 19, 1995. The agreement required that the common stock portion of the units (106,000 shares) be covered by an effective registration statement under the Securities Act by July 1, 1996. The described remedy in the event of default was a put option (the "put"), allowing the investors to exchange their units for consideration of $7.00 per unit, or $3.50 per common share. Due to a delay in making the required filing with the Securities and Exchange Commission, VASCO agreed to an extension and renegotiation of the Rights Agreement. This resulted in a requirement for an effective registration statement on or before March 31, 1997 and an increase in the put price to $14.00 per unit, or $7.00 per share. This filing deadline also was not satisfied and VASCO and the investor group entered into an amended agreement under which (i) the investors "put" approximately one-third of their shares (35,328 shares) back to VASCO with payments totaling $247,261 being remitted to the investor group, (ii) additional VASCO Warrants to purchase an aggregate of 141,344 shares of VASCO common stock at a price of $5.19 per share were granted to the investor group, (iii) the March 31, 1997 deadline for an effective registration statement was changed to March 31, 1998, and (iv) the investor group received the right to put their shares to VASCO if after March 7, 1997, VASCO raises financing of $5,000,000 or more. These warrants were exchanged pursuant to the Exchange Offer and now represent warrants for the Company's Common Stock. [The Company and the investor group disagree as to the applicability of certain provisions of the Rights Agreement following the Exchange Offer.]

        During the second quarter of 1996, VASCO placed additional units consisting of 666,666 shares of VASCO common stock and 137,777 warrants, each of which entitles the holder to purchase one share of VASCO common stock at $4.50. The private placement of shares and warrants generated gross proceeds of $3,000,000. In addition, in the same transaction, VASCO borrowed $5,000,000 and issued a $5,000,000 convertible note due on May 28, 2001. The note bears interest at 9%, with interest payable to the holder on a quarterly basis. The holder may, at its option, elect to receive interest payments in cash or Common Stock. In calculating the shares of VASCO common stock to be issued in lieu of cash interest, the average closing price for shares of VASCO common stock for the previous 20 trading days is used. In the event VASCO receives funds equal to or greater than $30,000,000 from a public offering of its Common Stock, the holder of this note has the right to require VASCO to pay all amounts due and owing under the note within 30 days of receipt by VASCO of notice from the holder of exercise of this right. Total issue fees and costs of $170,000 related to the equity portion of this transaction have been netted against the $3,000,000 of proceeds from the equity private placement. In addition, 55,555 shares of VASCO common stock and 8,889 VASCO Warrants, each of which entitles the holder to purchase one share of VASCO common stock at $4.50, were issued as commissions related to the placement. These warrants were exchanged pursuant to the Exchange Offer and now represent warrants for the Company's Common Stock.

        The proceeds from the $8,000,000 private placement ($3,000,000 equity and $5,000,000 debt) were used to make the first installment of $4,800,000 toward the Digipass purchase, to satisfy one-time expenses related to the Lintel Security and Digipass acquisitions, to retire VASCO's debt to its commercial lender and to Mr. Hunt, and to fund working capital requirements in general.

        In 1996, VASCO raised additional funds in a private placement of units consisting of 237,060 shares of VASCO common stock and 35,329 VASCO Warrants, each of which entitles the holder to purchase one share of VASCO common stock at $4.50. Total issue fees and costs of $47,885 were netted against the $1,066,770 in total proceeds from the placement in VASCO's financial statements. In addition, 16,489 shares of VASCO common stock were issued as commissions related to the placement. These warrants were exchanged pursuant to the Exchange Offer and now represent warrants for the Company's Common Stock.

        The net effect of 1996 activity resulted in an increase in cash of $1,069,000, resulting in a cash balance of $1,814,000 at December 31, 1996, compared to $745,000 at the end of 1995. VASCO's working capital at December 31, 1996 was $4,902,000, an increase of $3,828,000, or 356%, from $1,074,000 at the end of 1995. The majority of the improvement is attributable to an increase in all current asset categories, aided by the addition of VASCO Europe's assets and the private placements made during the year, offset with the final payment related to the Digipass acquisition in the amount of $3,400,000. VASCO's current ratio was 2.32 at December 31, 1996, compared to 2.01 at the end of 1995.

        Effective in June  1997, VASCO  established a  bridge loan  with
   Generale Bank in the amount of $2,500,000, evidenced by five convertible notes in the amount of $500,000 each. Upon completion of the Exchange Offer, the Company became obligated for all obligations under the loan and the notes. These notes bear interest at a rate of 3.25%, payable quarterly, and are due September 30, 1998, at which time 116% of the principal amount becomes due and payable. In the event the Company completes a public offering prior to September 30, 1998, the holder of a note has the option within seven days after the completion of a public offering to require the note to be repaid at 100% of the principal amount thereof in cash or in Common Stock (valued at the public offering price), at the holder's election, together with all accrued and unpaid interest to the date of repayment plus additional special interest payable in cash as follows: $88,235 if repayment is between January 1, 1998 and March 31, 1998, both dates inclusive; and $125,000 if repayment is between April 1, 1998 and September 30, 1998, both dates inclusive. In the event that the holder of the note does not elect within seven days after completion of the public offering to require the note to be repaid, the holder may at any time thereafter (until the close of business on the September 30, 1998 maturity date) require the principal amount of the note to be repaid in shares of Common Stock (valued at the public offering price) plus accrued and unpaid interest to the date of repayment (but no additional special interest shall be payable). If the notes have not been repaid prior to the September 30, 1998 maturity date, and the Company fails to repay the note prior to November 1, 1998, then on and from November 1, 1998 (but before payment of the note), in the event a public offering has not been completed the bank may convert the principal amount into shares of the Company's Common Stock (i) at a conversion price equal to a historical 20 day trading price in the United States if the stock is listed or quoted on the Nasdaq, Easdaq or another national U.S. stock exchange, plus the payment of $250,000 in special interest, payable in cash or shares at the option of the bank, or
   (ii) if the shares are not so listed, at a conversion price of $1.00. VASCO also issued warrants entitling the bank to acquire an aggregate of 40,000 shares of VASCO's common stock at exercise prices ranging from $4 to $10 per share, which warrants became warrants for the Company's Common Stock upon completion of the Exchange Offer. These notes are expected to be renegotiated upon maturity.

        The net effect of 1997 activity resulted in an increase in cash of $84,000, resulting in a cash balance of $1,898,000 at December 31, 1997, compared to $1,814,000 at the end of 1996. VASCO's working capital at December 31, 1997 was $1,945,000, a decrease of $2,957,000, or 60%, from $4,902,000 at the end of 1996. The majority of the change is attributable to a decrease in all current asset categories with the exception of cash, with current liabilities remaining consistent from year to year. VASCO's current ratio was
   1.51 at December 31, 1997, compared to 2.32 at the end of 1996.

        VDSE entered into a convertible loan agreement with Banque Paribas Belgique S.A. effective August, 1997, in order to refinance the $3.4 million payment due December 31, 1997 in connection with VASCO's acquisition of Digipass. The terms of the agreement provide that the $3.4 million principal amount is convertible, at the option of the lender, into shares of the Company's Common Stock. This loan bears interest at the rate of 3.25%, payable annually, and matures on September 30, 2002. The loan is convertible, commencing on the earlier of January 1, 1999 or the date of a public offering of the Company's shares on the EASDAQ and/or NASDAQ and terminating on August 31, 2002, at a conversion price equal to the per share public offering price, provided, however, that if no such offering has occurred prior to January 1, 1999, and the loan is converted after such date but prior to a public offering, the conversion price is the average closing market price for shares of the Company's Common Stock on the NASD Electronic Bulletin Board system for the 20 trading days prior to the date of the notice of conversion, less 10%. In the event a public offering is completed, the lender may at its option (by written notice within seven days after receipt by the Company of proceeds of the public offering) require the principal amount of the loan to be repaid in cash, in which case additional special interest is payable as follows: $340,000 if repayment is on or before June 30, 1998, $510,000 if repayment is between July 1, 1998 and December 31, 1998 (both dates inclusive), and $680,000 if repayment is on January 1, 1999 or later.

        The Company intends to seek acquisitions of businesses, products and technologies that are complementary or additive to those of the Company. While from time to time the Company engages in discussions with respect to potential acquisitions, the Company has no plans, commitments or agreements with respect to any such acquisitions as of the date of this Form 10-K and currently does not have excess cash for use in making acquisitions. There can be no assurance that any such acquisition will be made.

        The Company believes that its current cash balances and anticipated cash revenues from operations will be sufficient to meet its anticipated cash needs through December 31, 1998. Continuance of the Company's operations beyond December 31, 1998, however, will depend on the Company's ability to obtain adequate financing. To this end, in March 1998, the Company entered into a loan agreement in the amount of $3 million with Lernout & Hauspie Speech Products N.V. ("L&H"); the funding of this loan is occurred early in the second quarter of 1998. The loan bears interest at the highest "prime rate" published in The Wall Street Journal under the heading "Money Rates" on such day plus 1%, payable quarterly, and matures on January 4, 1999. L&H is an international leader in the development of advanced speech technology for various commercial applications and products. The loan is convertible at the option of L&H into shares of the Company's Common Stock at the rate of $5.6813 per share (based on the average closing price of VASCO Corp.'s common stock for the ten trading days prior to March 12, 1998).

        L&H and VASCO have agreed to work together to apply L&H's patented voice technology in various applications of voice authentication. VASCO's first application is for data and network security, authenticating the user through a voiceprint, matching only to a specific individual's pre-recorded voice . Voice authentication will compliment VASCO's other methods of authentication, providing strong, yet flexible choices for the end customer. It will also allow VASCO to reach markets that it currently cannot serve, presenting new opportunities for growth.

        The Company has also entered into engagement letters with Banque Paribas S.A. and Generale Bank for a possible future public offering. Further, the Company has had preliminary discussions regarding other possible debt or equity financing. There can be no assurance, however, that the Company will be successful in effecting a public offering or obtaining other additional financing.

   YEAR 2000 CONSIDERATIONS

        Many existing computer systems and software products are coded to accept only two digit entries in the date code field with respect to year. With the 21st century less than two years away, the date code field must be adjusted to allow for a four digit year. The Company believes that its internal systems are Year 2000 compliant, but the Company will need to take the required steps to make its existing products compliant. The total estimated cost of this exercise is $100,000, with an anticipated completion date of December 31, 1998. There can be no assurance, however, that the Company will meet its anticipated completion date or that the total cost will not exceed $100,000. The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to upgrade their current software systems for Year 2000 compliance. This, in turn, could result in reduced funds available to be spent on other technology applications, such as those offered by the Company, which could have a material adverse effect on the Company's business and results of operations.

   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standard Board issued SFAS No. 130, "Reporting Comprehensive Income." The Company is required to adopt SFAS No. 130 for periods beginning after December 15, 1997. This statement establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. The standard requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The standard is not expected to have a material impact on the Company's current presentation of income.

        In June 1997, the Financial Accounting Standards Board also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is required to adopt the disclosures of SFAS No. 131 beginning with its December 31, 1998 annual financial statements. This statement establishes standards for the way companies are to report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is currently evaluating the impact of this standard on its financial statements.

        In November 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition." The Company is required to adopt SOP 97-2 on January 1, 1998. SOP 97-2 is intended to reduce diversity in current revenue recognition practices within the software industry. The
   Company is currently evaluating the effects of SOP 97-2 on its operations.

   Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

   Item 8 - Financial Statements and Supplementary Data

        The information in response to this item is included in the Company's consolidated financial statements, together with the report thereon of KPMG Peat Marwick LLP, appearing on pages F-1 through F-18 of this Form 10-K, and in Item 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.
                                 PART III

   Item 10 - Directors and Executive Officers of the Registrant

        The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Report Compliance" contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 1998, are incorporated herein by reference. The section entitled "Executive Officers of the Registrant" appearing immediately after Part I of this Report is incorporated herein by reference.

   Item 11 - Executive Compensation

        The section entitled "Executive Compensation" contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 1998, is incorporated herein by reference.

   Item 12  -  Security  Ownership  of  Certain  Beneficial  Owners  and
   Management

        The section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 1998, is incorporated herein by reference.

   Item 13 - Certain Relationships and Related Transactions

        None.

                                PART IV

   Item 14 - Exhibits, Financial Statement Schedules and Reports on Form
   8-K

   a. (1) The following consolidated financial statements and notes thereto, and the related independent auditors' report, are included on pages F-1 through F-18 of this Form 10-K:

        Consolidated Balance Sheets as of December 31, 1996 and 1997

        Consolidated Statements of Operations for the Years Ended December 31, 1995, 1996 and 1997

        Consolidated Statements of Stockholders' Equity (Deficit) of the Years Ended December 31, 1995, 1996 and 1997

        Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1996 and 1997

        Notes to Consolidated Financial Statements

        Independent Auditors' Report


        (2) The following financial statement schedule of the Company is included on page S-2 of this Form 10-K:

          Schedule II

        All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.


        (3) The following exhibits are filed with this Form 10-K or incorporated by reference as set forth below:

                             EXHIBIT INDEX



       Exhibit
        Number Description


        +3.1 Certificate of Incorporation of Registrant, as amended.

         3.2 Bylaws of Registrant, as amended and restated.

         4.1 Intentionally Omitted.

        +4.2 Specimen of Registrant's Common Stock Certificate.

         4.3 Intentionally Omitted.

        +4.4 Form of Letter of Transmittal and Release.

        +4.5 Form of Registrant's Warrant Agreement.

        +4.6 Form of Registrant's Option Agreement.

        +4.7 Form of Registrant's Convertible Note Agreement.

       +10.1 Netscape Communications Corporation OEM Software
             Order Form dated March 18, 1997 between VASCO Data
             Security, Inc. and Netscape Communications
             Corporation.**

       +10.2 License Agreement between VASCO Data Security, Inc.
             and SHIVA Corporation effective June 5, 1997.**

       +10.3 Heads of Agreement between VASCO Corp., VASCO Data
             Security Europe S.A., Digiline International
             Luxembourg, Digiline S.A., Digipass S.A., Dominique
             Colard and Tops S.A. dated May 13, 1996.

       +10.4 Agreement relating to additional terms and conditions to the Heads of Agreement dated July 9, 1996, among the parties listed in Exhibit 10.3.

       +10.5 Agreement between VASCO Corp., VASCO Data Security
             Europe SA/NV, Mario Houthooft and Guy Denudt dated
             March 1, 1996.

       +10.6 Asset Purchase Agreement dated as of March 1996 by and between Lintel Security SA/NV and Lintel SA/NV,
             Mario Houthooft and Guy Denudt.

       +10.7 Management Agreement dated January 31, 1997 between
             LINK BVBA and VASCO Data Security NV/SA (concerning services of Mario Houthooft).

       +10.8 Sublease Agreement by and between VASCO Corp. and APL
             Land Transport Services, Inc. dated as of August 29,
             1997.

       +10.9 Office Lease by and between VASCO Corp. and LaSalle
             National Bank, not personally, but as Trustee under Trust Agreement dated September 1, 1997, and known as Trust Number 53107, dated July 22, 1985.

      +10.10 Lease Agreement by and between TOPS sa and Digipass sa effective July 1, 1996.

      +10.11 Lease Agreement by and between Perkins Commercial
             Management Company, Inc. and VASCO Data Security,
             Inc. dated November 21, 1995.

     +10.12  Asset Purchase Agreement by and between VASCO Corp.
             and Wizdom Systems, Inc. dated August 20, 1996.

     +10.13  1997 VASCO Data Security International, Inc. Stock
             Option Plan, as amended.

     +10.14  Distributor Agreement between VASCO Data Security,
             Inc. and Hucom, Inc. dated June 3, 1997.**

     +10.15  Non-Exclusive Distributor Agreement by and between
             VASCO Data Security, Inc. and Concord-Eracom Nederland BV dated May 1, 1994.**

     +10.16  Banque Paribas Belgique S. A. Convertible Loan
             Agreement for $3.4 million.

     +10.17 Pledge Agreement dated July 15, 1997 by and between T. Kendall Hunt and Banque Paribas Belgique S.A.

     +10.18  Engagement Letter between Banque Paribas S.A. and
             VASCO Corp. dated June 20, 1997, as amended.

     +10.19  Financing Agreement between Generale Bank and VASCO
             Corp. dated as of June 27, 1997.

     +10.20 Letter Agreement between Generale Bank and VASCO Corp. dated June 26, 1997.

     +10.21  Form of Warrant dated June 16, 1997 (with Schedule).

     +10.22  Form of Warrant dated October 31, 1995 (with
             Schedule).

     +10.23  Form of Warrant dated March 7, 1997 (with Schedule).

     +10.24  Form of Warrant dated August 13, 1996 (with Schedule).

     +10.25  Form of Warrant dated June 27, 1996 (with Schedule).

     +10.26  Form of Warrant dated June 27, 1996 (with Schedule).

     +10.27 Convertible Note in the principal amount of $500,000.00, payable to Generale de Banque dated
             July 1, 1997 (with Schedule).

     +10.28 Agreement by and between VASCO Data Security NV/SA and S.I. Electronics Limited effective January 21, 1997.**

     +10.29  Agreement effective May 1, 1993 by and between
             Digipass s.a. and Digiline s.a.r.l.

     +10.30  VASCO Data Security, Inc. purchase order issued to
             National Electronic & Watch Co. LTD. **

     +10.31  VASCO Data Security, Inc. purchase order issued to
             Micronix Integrated Systems.**

     +10.32 Agreement between Registrant and VASCO Corp. dated as of August 25, 1997.

     +10.33  Convertible Note dated June 1, 1996 made payable to
             Mario Houthooft in the principal amount of $373,750.00.

     +10.34  Convertible Note dated June 1, 1996 made payable to
             Guy Denudt in the principal amount of $373,750.00.

      +10.35 Osprey Partners Warrant (and Statement of Rights to
             Warrant and Form of Exercise) issued June 1, 1992.

      +10.36 Registration Rights Agreement dated as of October 19,
             1995 between certain purchasing shareholders and VASCO Corp.

      +10.37 First Amendment to Registration Rights Agreement dated July 1, 1996.

      +10.38 Second Amendment to Registration Rights Agreement dated March 7, 1997.

      +10.39 Purchase Agreement by and between VASCO Corp. and
             Kyoto Securities Ltd.

      +10.40 Convertible Note dated May 28, 1996 payable to Kyoto
             Securities, Ltd. in principal amount of $5 million.

      +10.41 Amendment to Purchase Agreement and Convertible Note by and between VASCO Corp. and Kyoto Securities, Ltd.

      +10.42 Executive Incentive Compensation Plan.

      +10.43 Letter for Credit granted by Generale de Banque to Digipass SA dated January 27, 1997.

       10.44 License Agreement dated as of March 25, 1998 by and between VASCO Data Security International, Inc., for itself and its subsidiaries, and Lernout & Hauspie
             Speech Products N.V.

       10.45 Loan Agreement dated as of March 31, 1998 by and between Lernout & Hauspie Speech Products N.V. and
             VASCO Data Security International, Inc.

       10.46 Convertible Note dated April 1, 1998 payable to
             Lernout & Hauspie Speech Products N.V. in the principal amount of $3 million.

          21 Subsidiaries of Registrant.

          27 Financial Data Schedule.


    + Incorporated by reference to the Registrant's Registration Statement on Form S-4, as amended (Registration No. 333-35563), originally filed with the Securities and Exchange Commission September 12, 1997.

   ** Confidential treatment has been granted for the omitted portions of this document.

        VASCO Data Security International, Inc. will furnish any of the above exhibits to its stockholders upon written request addressed to the Secretary at the address given on the cover page of this Form 10-
   K. The charge for furnishing copies of the exhibits is $.25 per page, plus postage.

   (b)  Reports on Form 8-K

        No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 1997.


   SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
               SECURITIES PURSUANT TO SECTION 12 OF THE ACT

        No annual report to security holders covering the Registrant's last fiscal year has been sent to security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent to the Registrant's security holders with respect to any annual or other meeting of security holders. This Form 10-K and the Registrant's proxy statement for its Annual Meeting of Stockholders to be held June 15, 1998 will be sent to Registrant's security holders subsequent to the filing of this Form 10-K. The Registrant will file with the Securities and Exchange Commission the proxy statement for Registrant's Annual Meeting to be held June 15, 1998.

                                 VASCO CORP.
                         CONSOLIDATED BALANCE SHEETS

                                                     December 31,
                                                  ----------------
   ASSETS                                          1996       1997
   Current assets:                                 ----       ----
    Cash                                       $1,813,593  $ 1,897,666
    Accounts receivable, net of allowance for
    doubtful accounts of $452,000 and
    $429,000 in 1996 and 1997                   3,242,618    2,458,451
    Inventories, net                            2,182,743    1,001,294
    Prepaid expenses                              471,902       86,426
    Notes receivable                              225,141           -
    Deferred income taxes                         283,000       83,000
    Other current assets                          399,963      221,572
                                                ---------    ---------
        Total current assets                    8,618,960    5,748,409
   Property and equipment:
    Furniture and fixtures                        143,560      488,338
    Office equipment                              592,965      322,434
                                                ---------    ---------
                                                  736,525      810,772
    Accumulated depreciation                     (360,079)    (497,381)
                                                ---------    ---------
                                                  376,446      313,391
    Goodwill, net of accumulated and $198,267
      amortization of $58,571 in 1996 and 1997    819,041      704,124
    Other assets                                2,553,108    1,609,901
                                               ----------   ----------
   Total assets                               $12,367,555  $ 8,375,825
                                               ==========   ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)
   Current liabilities:
    Current maturities of long-debt            $   91,160  $ 3,185,400
    Accounts payable                            1,945,644    1,083,965
    Customer deposits                           1,022,195      426,914
    Other accrued expenses                        658,084    1,606,810
                                                ---------    ---------
        Total current liabilities               3,717,083    3,803,089

   Long-term debt, including stockholder
   notes of $5,713,750 and $5,000,000
   in 1996 and 1997                             9,113,750    8,442,946
   Common stock subject to redemption             741,894      494,668

   Stockholders' equity (deficit):
    Preferred stock, 8% cumulative series A
    convertible, $.01 par value -
      317,181 shares authorized; 117,171
      shares issued and outstanding
      in 1996; -0- shares issued and
      outstanding in 1997                           1,172           -
    Preferred stock, 12% cumulative series B
    convertible, $.01 par value -
      9,500 shares authorized; 9,000 shares
      issued and outstanding in 1996;
      -0- shares issued and outstanding in
      1997                                             90           -
    Common stock, $.001 par value -
    50,000,000 shares authorized;
      18,453,332 shares issued and outstanding
      in 1996; 20,132,968 shares issued and
      outstanding in 1997                          18,454       20,133
    Additional paid-in capital                  8,783,425    9,186,726
    Accumulated deficit                        (9,903,257) (15,901,575)
    Cumulative translation adjustment            (105,056)    (170,162)
                                                ---------    ---------

   Total stockholders' equity (deficit)        (1,205,172)  (6,864,878)
                                                ---------    ---------

   Total liabilities and stockholders'
    equity (deficit)                          $12,367,555  $ 8,375,825
                                               ==========    =========


        See accompanying notes to consolidated financial statements.

                                 VASCO CORP.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                       For the Year Ended December 31,
                                       -------------------------------
                                       1995          1996         1997
                                       ----          ----         ----
   Revenue:
     Data security products and
     services                     $ 2,457,587    $ 9,988,885   $ 12,302,185
     Training and consulting        1,237,546        203,600         -
                                   ----------     ----------     ----------
        Total revenues              3,695,133     10,192,485     12,302,185

   Cost of goods sold:
     Data security products and
     services                       2,033,186      5,678,223      6,286,688
     Training and consulting          854,217        193,245         -
                                   ----------     ----------     ----------
        Total cost of goods sold    2,887,403      5,871,468      6,286,688
                                   ----------     ----------     ----------
   Gross profit                       807,730      4,321,017      6,015,497
                                   ----------     ----------     ----------
   Operating costs:
     Sales and marketing              245,212      1,405,453      3,380,777
     Research and development         242,002        574,766      1,801,575
     General and administrative       854,979      3,647,760      4,768,378
     Acquired in-process research
      and development                    -         7,350,992          -
                                   ----------     ----------     ----------
      Total operating costs         1,342,193     12,978,971      9,950,730
                                   ----------     ----------     ----------
   Operating loss                   (534,463)     (8,657,954)    (3,935,233)

   Interest expense                  (73,576)       (346,248)    (1,148,183)
   Other expense, net                    -           (42,407)      (226,423)
                                   ----------     ----------     ----------
   Loss before income taxes          (608,039)    (9,046,609)    (5,309,839)
   Provision (benefit) for
       income taxes                  (251,000)       194,000        606,579
                                   ----------     ----------     ----------
   Net loss                          (357,039)    (9,240,609)    (5,916,418)

      Preferred stock dividends      (108,254)      (108,160)       (81,900)
                                   ----------     ----------     ----------
   Net loss available to
      common stockholders          $ (465,293)  $ (9,348,769)  $ (5,998,318)
                                   ==========     ==========     ==========
   Basic loss per common share     $    (0.03)  $      (0.53)  $      (0.31)
                                   ==========     ==========     ==========
   Weighted average common shares
     outstanding                   14,817,264     17,533,369     19,105,684
                                   ==========     ==========     ==========

        See accompanying notes to consolidated financial statements.

                                                            VASCO CORP.
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                       Series A      Series B                                             Cumulative
                       Preferred     Preferred                                             Transla-
                         Stock         Stock       Common Stock                    Accum     tion     Treasury Stock       Total
    Description      Shares   Amt   Shares Amt    Shares     Amt        APIC      Deficit    Adj.    Shares       Amt      Equity
    -----------      ------   ---   ------ ---    ------     ---        ----      -------    ----    ------       ---      ------
Balance at 12/31/94  317,181 $3,172  9,000 $90  15,693,575  $15,694 $1,394,588   $(89,195)  $   -   1,201,250  $(40,650) $1,283,699
Net loss                  -      -      -   -           -        -          -    (357,039)      -          -         -     (357,039)
Cash dividends paid
   on preferred B         -      -      -   -           -        -          -    (108,000)      -          -         -     (108,000)
Dividends payable on
   pref. A upon conv.     -      -      -   -           -        -          -        (254)      -          -         -         (254)
Issuance of treasury
   stock                  -      -      -   -           -        -     159,688         -        -    (217,352)    7,349     167,037
Stock compensation        -      -      -   -       50,000       50     66,708         -        -    (250,975)    8,486      75,244
Exercise of stock
   options                -      -      -   -       50,000       50     78,244         -        -    (445,000)   17,706      96,000
Common stock subject
   to redemption          -      -      -   -           -        -    (190,694)        -        -          -         -     (190,694)
                     ---------------------------------------------------------------------------------------------------------------
Balance at 12/31/95  317,181  3,172  9,000  90  15,793,575   15,794  1,508,534   (554,488)      -     287,923    (7,109)    965,993

Net loss                  -      -     -    -           -        -          -  (9,240,609)      -          -         -   (9,240,609)
Cash dividends paid
   on preferred B         -      -     -    -           -        -          -    (108,000)      -          -         -     (108,000)
Dividends payable on
   pref. A upon conv.     -      -     -    -           -        -          -        (160)      -          -         -         (160)
Exercise of stock
   options                -      -     -    -       24,000       24      5,215         -        -          -         -        5,239
Issuance of common
   stock                  -      -     -    -    1,161,773    1,162  4,252,240         -        -          -         -    4,253,402
Issuance of common
   stock in connection
   with Lintel acq.       -      -     -    -      140,651      141  3,387,769         -        -    (287,923)    7,109   3,395,019
Conv. of Series A
   preferred stock  (200,000)(2,000)   -    -    1,333,333    1,333        667         -        -          -         -           -
Cum. translation adj.     -      -     -    -           -        -          -          -  (105,056)        -         -     (105,056)
Common stock subject
   to redemption          -      -     -    -           -        -    (371,000)        -        -          -         -     (371,000)
                     ---------------------------------------------------------------------------------------------------------------

Balance at 12/31/96  117,181  1,172 9,000   90  18,453,332   18,454  8,783,425 (9,903,257)(105,056)        -         -   (1,205,172)

Net loss                  -      -     -    -           -        -          -  (5,916,418)      -          -         -   (5,916,418)
Cash dividends paid
   on preferred B         -      -     -    -           -        -          -     (81,900)      -          -         -      (81,900)
Exercise of stock
   options                -      -     -    -      189,375      189     42,281         -        -          -         -       42,470
Cancellation of
   common stock           -      -     -    -      (16,489)     (17)        -          -        -          -         -          (17)
Issuance of
   common stock           -      -     -    -       83,714       83    418,079         -        -     (32,504)  227,528     645,690
Conv. of Series A
   preferred stock  (117,181)(1,172)   -    -      778,383      779        391         -        -      (2,842)   19,768      19,766
Conv. of Series B
   preferred stock        -      - (9,000)(90)     644,653      645       (555)        -        -          -         -           -
Repurchase of common
   stock                  -      -     -   -            -        -          -          -        -      35,328  (247,296)   (247,296)
Legal fees associated
   with sale of stock     -      -     -   -            -        -     (56,895)        -        -          -         -      (56,895)
Cum. translation adj.     -      -     -   -            -        -          -          -   (65,106)        -         -      (65,106)
                     ---------------------------------------------------------------------------------------------------------------
Balance at 12/31/97       -  $   -     - $ -    20,132,968 $ 20,133 $9,186,726$(15,901,575)$(170,162)      -     $   -  $(6,864,878)
                     ===============================================================================================================

                See accompanying notes to consolidated financial statements.

                       VASCO CORP.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                For the Year Ended December 31,
                                                -------------------------------
                                                1995        1996          1997
   Cash flows from operating activities:        ----        ----          ----
    Net loss                               $ (357,039) $ (9,240,609) $ (5,916,418)
      Adjustments to reconcile net loss to
        net cash provided by
        (used in) operating activities:
        Acquired in-process research and
           development                             -      7,350,992            -
        Depreciation and amortization         483,545       728,734     1,248,807
        Interest paid in shares of
           common stock                            -        118,750       418,196
        Deferred income taxes                (251,000)      162,000       200,000
        Compensation expense                   75,244            -             -
        Changes in current assets and
        current liabilities, net of
          acquisitions:
          Accounts receivable, net            168,858    (1,067,374)      784,167
          Inventories, net                     53,302       578,143     1,181,449
          Other current assets                (48,640)     (279,940)      563,867
          Accounts payable                    (23,911)      459,068      (861,679)
          Customer deposits                        -      1,022,195      (595,281)
          Other accrued expenses              (41,660)   (1,728,397)      948,726
                                           ----------    ----------    ----------
   Net cash provided by (used in)
      operations                               58,699    (1,896,438)   (2,028,166)
                                           ----------    ----------    ----------
   Cash flows from investing activities:
    Acquisition of Lintel/Digipass                 -     (4,461,144)           -
    Additions to property and equipment       (93,749)     (283,142)     (127,646)
                                           ----------    ----------    ----------
   Net cash used in investing activities      (93,749)   (4,744,286)     (127,646)
                                           ----------    ----------    ----------
   Cash flows from financing activities:
    Series B preferred stock dividends       (108,000)     (108,000)      (81,900)
    Net proceeds from issuance of common
       stock                                  443,237     4,133,605       (56,895)
    Proceeds from exercise of stock
       options                                     -          5,238        42,470
    Repurchase of common stock                     -             -       (247,261)
    Proceeds from issuance of debt             10,986     4,986,096     2,716,141
    Repayment of debt                        (404,697)   (1,202,178)      (67,564)
                                           ----------    ----------    ----------
   Net cash provided by financing
      activities                              741,526     7,814,761     2,304,991
   Effect of exchange rate changes on cash         -       (105,056)      (65,106)
                                           ----------    ----------    ----------
   Net increase in cash                       706,476     1,068,981        84,073
   Cash, beginning of period                   38,136       744,612     1,813,593
                                           ----------    ----------    ----------
   Cash, end of period                      $ 744,612   $ 1,813,593   $ 1,897,666
                                           ==========    ==========    ==========

   Supplemental disclosure of cash flow
      information:
   Interest paid                            $  67,087   $    51,929   $    53,865
   Income taxes paid                               -    $   120,319   $   415,480

   Supplemental disclosure of noncash investing and
   financing activities:
    Fair value of assets acquired from
    Lintel/Digipass                                     $12,003,644
    Cash paid                                            (4,461,144)
                                                         ----------
    Notes payable, common stock and
    warrants issued                                     $ 7,542,500
                                                         ==========

    Common stock issued upon conversion of
    Series A preferred stock                 $     -    $     2,000   $    1,172
                                             =========  ============   ==========
    Common stock issued upon conversion of
    Series B preferred stock                 $     -    $        -    $       90
                                             =========  ===========    ==========

            See accompanying notes to consolidated financial statements.


                                VASCO CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Note 1 - Summary of Significant Accounting Policies

   Nature of Operations

        VASCO Corp. and its wholly owned subsidiaries, VASCO Data Security, Inc., and VASCO Data Security NV/SA (the Company), offer a variety of computer security products and services. The Company's patented and proprietary hardware and software products provide computer security, Advanced Authentication Technology and RSA/DES encryption for financial institutions, industry and government. The primary market for these products is Europe.

   Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Principles of Consolidation

        The consolidated financial statements include the accounts of VASCO Corp. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Revenue Recognition

        Revenues from the sale of computer security hardware and imbedded software are recorded upon shipment. No significant Company obligations exist with regard to delivery or customer acceptance following shipment.

   Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets ranging from three to seven years. Additions and improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. The cost and accumulated depreciation of property sold or retired are removed from the respective accounts and the resultant gains or losses, if any, are included in current operations.

   Software Costs

        The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. Research and development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. The Company's policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination.

        The Company expensed $444,795, $180,275 and $0 in 1995, 1996 and
   1997, respectively, for the amortization of capitalized software costs.

   Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   Fair Value of Financial Instruments and Long-Lived Assets

        The following disclosures of the estimated fair value of financial instrument are made in accordance with the requirements of SFAS No. 107, "Disclosures and Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The fair values of the Company's financial instruments were not materially different from their carrying amounts at December 31, 1996 and 1997, except for notes payable and long-term debt, for which the fair value is not determinable.

        On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," under which the Company has reviewed long-lived assets and certain intangible assets and determined that their carrying values as of December 31, 1997 are recoverable in future periods.

   Stock-Based Compensation

        On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize the compensation expense associated with the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," and provide pro forma net income and earnings per share disclosures as if the fair value method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion 25 and provide the pro forma disclosures of SFAS No. 123.

   Foreign Currency Translation and Transactions

        The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

   Goodwill

        Goodwill is amortized on a straight-line basis over the expected period to be benefited, which is seven years. Adjustments to the carrying value of goodwill are made if the sum of expected future undiscounted net cash flows from the business acquired is less than the book value of goodwill.

   Loss Per Common Share

        In the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which established new methods for computing and presenting earnings per share ("EPS") and replaced the presentation of primary and fully-diluted EPS with basic ("Basic") and diluted EPS. Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents. Because the Company reported a net loss for the years ended December 31, 1995, 1996 and 1997, per share amounts have been presented under the basic method only.

        Had the Company reported net earnings for the years ended December 31, 1995, 1996 and 1997, the weighted average number of shares outstanding would have potentially been diluted by the following common equivalent securities (not assuming the effects of applying the treasury stock method to outstanding stock options or the if-converted method to convertible securities):

                                           1995        1996        1997
                                           ----        ----        ----
        Stock options .........         1,425,382   1,661,632   1,945,257
        Warrants ..............           200,000     928,578   1,056,922
        Convertible notes (June 1996)      -          518,595     518,595
        Convertible notes (July 1997)*     -            -         657,895
        Convertible notes
        (August 1997)* ........            -            -         893,632
                                        ---------   ---------   ---------
                                        1,625,382   3,108,805   5,072,301
                                        =========   =========   =========

   * Due to the contingent nature of the conversion feature of these notes, a 20-day average market price was used to calculate the diluted number of shares.

        Additionally, net earnings applicable to common stockholders for the years ended December 31, 1996 and 1997 would have been increased by interest expense related to the convertible notes of $265,450 and $980,250, respectively.


   Note 2 - Acquisitions

        Effective March 1, 1996, the Company acquired a 15% interest in Lintel NV (Lintel). On June 1, 1996, the Company acquired the remaining 85% of Lintel. Lintel, located in Brussels, Belgium, was a developer of security technologies for personal computers, computer networks and telecommunications systems, using cryptographic algorithms such as DES and RSA. The results of Lintel's operations are included in the Company's consolidated statement of operations from March 1, 1996 with minority interest being reflected in other expense in the consolidated statement of operation for the period from March 1, 1996 to June 1, 1996. The purchase price was $4,432,000, consisting of $289,482 in cash, $747,500 in 8%
   convertible notes payable due May 30, 1998 and convertible to common stock at a rate of $7.00 per share, 428,574 shares of the Company's common stock valued at $7.00 per share, and 100,000 purchase warrants for the Company's common stock at an exercise price of $7.00. The warrants were recorded at their fair value on the date of grant.
   The acquisition of Lintel was accounted for as a purchase and, accordingly, the acquired assets have been recorded at their estimated fair values at the date of the acquisition. Acquired in-
   process research and development in the amount of $2,900,000 was expensed during 1996 in conjunction with the acquisition, based upon an independent third-party valuation. Goodwill related to this transaction was $387,000, which is being amortized over a period of seven years.

        Effective July 1, 1996, the Company acquired Digipass s.a. (Digipass). Digipass, located in Belgium, was a developer of security technologies for personal computers, computer networks and telecommunications systems using the DES cryptographic algorithm. Prior to the Company's acquisition of Digipass, the assets of the interactive voice response (IVR) business of Digiline SA were transferred to Digipass. Digipass' IVR products are used primarily in telebanking applications and in corporate authentication and access control technology. The purchase price was $8,200,000, with $4,800,000 being paid at the effective date of acquisition, and the balance of $3,400,000 in the form of a note, which was paid in August 1997.

        The acquisition of Digipass was accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of the acquisition. Acquired in-process research and development in the amount of $4,451,000 was expensed during 1996, based upon an independent third-party valuation. Goodwill related to this transaction was $491,000, which is being amortized over a period of seven years. The results of operations for Digipass have been included in the consolidated statement of operations subsequent to July 1, 1996.



        Other assets, resulting from the acquisitions of Lintel and Digipass, are comprised of the following at December 31, 1997 and 1996 (net of accumulated amortization):

                                                  December 31,
                                               -----------------
                                               1996         1997
                                               ----         ----
        Software and hardware technology . $  1,540,417 $   988,417
        Workforce ........................      514,167     200,388
        Customer lists ...................      498,524     421,096
                                              ---------   ---------
                                           $  2,553,108 $ 1,609,901
                                              =========   =========

        Software and hardware technology is being amortized over a period of three to four years while workforce and customer lists are being amortized over a period of seven years. Amortization of these assets was $374,892 and $943,207 for the years ended December 31, 1996 and 1997, respectively. Included in the 1997 amortization is a write-down in the amount of $234,493 related to the workforce of Digipass, due to attrition realized during the year.

        The following unaudited pro forma summary presents the Company's results of operations as if the acquisitions has occurred at the beginning of 1996. This summary is provided for informational purposes only. If does not necessarily reflect the actual results that would have occurred had the acquisitions been made as of those dates or of results that may occur in the future.

                                             For the Year Ended
                                                December 31,
                                             ------------------
                                             1995          1996
                                             ----          ----
        Total revenues .................$ 11,622,809  $13,654,420
        Net loss .......................  (1,738,359)  (9,507,076)
        Net loss per common share ......       (0.12)       (0.53)

   Note 3 - Inventories

        Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) method.

        Inventories are comprised of the following:

                                               December 31,
                                             ----------------
                                             1996        1997
                                             ----        ----
        Component parts ................$   338,325  $   569,922
        Work-in-process and finished
        goods ..........................  1,998,286      595,133
        Obsolescence reserves ..........   (153,868)    (163,761)
                                          ---------    ---------
                                        $ 2,182,743  $ 1,001,294
                                          =========    =========

        The Company uses multiple suppliers for the microprocessors used in the production of hardware products, as well as for the assembly of the products. The microprocessors are the only components of the Company's hardware devices that would be considered non-commodity items and may not be readily available on the open market. There is, however, an inherent risk associated with each supplier of microprocessors. In order to increase orders of microprocessors, a lead time of 12 weeks is typically needed. The Company maintains a sufficient inventory of all component parts to handle short-term spikes in order quantities.

   Note 4 - Other Accrued Expenses

        Other accrued expenses are comprised of the following:

                                              December 31,
                                            ----------------
                                            1996       1997
                                            ----       ----
        Accrued expenses ............... $330,919   $  553,683
        Accrued interest ...............  126,966      657,799
        Accrued payroll ................     -         171,231
        Accrued dividends ..............  196,977      168,509
        Other ..........................    3,222       55,588
                                         --------   ----------
                                         $658,084   $1,606,810
                                         ========   ==========

   Note 5 - Income Taxes

        At December 31, 1997, the Company has net operating loss carryforwards approximating $4,722,000 and foreign net operating loss carryforwards approximating $1,025,000. Such losses are available to offset future taxable income at VASCO Corp. and its U.S. subsidiary and expire in varying amounts beginning in 2002 and continuing through 2012. In addition, if certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which could be utilized. In fiscal 1995, the Company had no current tax provision due to the utilization of approximately $66,000 of loss carryforward benefits.

        Pretax  loss  from  continuing  operations  was  taxed  in   the
   following jurisdictions:

                                         For the Year Ended
                                            December 31,
                                   -------------------------------
                                   1995         1996          1997
                                   ----         ----          ----
      Domestic ...........    $ (608,039) $ (1,205,853) $ (4,655,220)
      Foreign ............            -     (7,840,756)     (654,619)
                                ---------   -----------   -----------
      Total .........         $ (608,039) $ (9,046,609) $ (5,309,839)
                                =========   ===========   ===========

        The provision for income taxes consists of the following:

                                      For the Year Ended
                                         December 31,
                                   -------------------------
                                   1995       1996      1997
          Current:                 ----       ----      ----
           Federal ........... $     -    $     -    $    -
           State .............       -          -         -
           Foreign ...........       -       31,670    406,579

          Deferred:
           Federal............ $ (219,846)$ 142,182  $ 175,176
           State .............    (31,154)   20,148     24,824
           Foreign ...........         -         -          -
                                 ---------  -------   --------
               Total ......... $ (251,000)$ 194,000  $ 606,579
                                 =========  =======   ========

        The differences between income taxes computed using the statutory federal income tax rate of 34% and the provisions
   (benefits) for income taxes reported in the consolidated statements of operations are as follows:

                                                For the Year Ended
                                                   December 31,
                                         -----------------------------
                                         1995         1996        1997
                                         ----         ----        ----
 Expected tax benefit at the          $(121,393)  $(3,075,847) $(1,805,345)
 Increase (decrease) in income taxes
      resulting from:
   State tax expense, net of federal    (29,319)      (56,414)    (144,937)
   Foreign taxes at rates other than         -        163,107      149,549
   Change in valuation allowance ...         -        631,000    1,779,000
   Nondeductible acquired in-process
      technology                             -      2,499,337           -
   Nondeductible expenses ..........    (85,340)        2,831      622,257
   Other, net ......................    (14,948)       29,986        6,055
                                       ---------   ----------   ----------
                                      $(251,000)  $   194,000  $   606,579
                                       =========   ==========   ==========

        The deferred income tax balances are comprised of the following:

                                                December 31,
                                              -----------------
                                              1996         1997
  Deferred tax assets:                        ----         ----
    U.S. net operating loss carryforward  $ 631,000   $ 1,833,000
    Foreign net operating loss
       carryforward                              -        412,000
    Inventory ..................             60,000        44,000
    Accounts receivable ........            175,000       149,000
    Fixed assets ...............             44,000        30,000
    Other ......................              4,000        25,000
                                           --------     ---------
  Total gross deferred income tax assets    914,000     2,493,000
    Less valuation allowance ......        (631,000)   (2,410,000)
                                           --------     ---------
  Net deferred income taxes .....         $ 283,000    $   83,000
                                           ========     =========

        The net change in the total valuation allowance for the years ended December 31, 1996 and 1997 was an increase of $631,000 and $1,779,000, respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these temporary differences become deductible. This assessment was performed considering the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. The Company has determined that it is more likely than not that $83,000 of deferred tax assets will be realized. The remaining valuation allowance of $2,410,000 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable as of December 31, 1997. This valuation allowance will be reviewed on a regular basis and adjustments made as appropriate.

   Note 6 - Debt

        Debt consists of the following:
                                                      December 31,
                                                    -----------------
                                                    1996         1997
                                                    ----         ----
  Convertible stockholder note, interest
     payable at 9% .........................  $  5,000,000  $  5,000,000
  Convertible stockholders' notes,
     interest payable at 8% ................       713,750       636,921
  Note related to Digipass acquisition,
     interest payable at 5.33%                   3,400,000            -
  Convertible note, interest payable at 3.25%           -      3,400,000
  Convertible note, interest payable at 3.25%           -      2,500,000
  Installment notes payable .............           88,578        91,425
  Installment notes payable, secured by
     certain equipment .....................         2,582            -
                                                 ---------     ---------
                                                 9,204,910    11,628,346
        Less current maturities .............      (91,160)   (3,185,400)
                                                 ---------     ---------
        Long-term debt ...................... $  9,113,750  $  8,442,946
                                                 =========     =========

        In June 1997, the Company entered into a new financing agreement with a European bank. The new agreement provides for $2.5 million in financing, matures on September 30, 1998, bears interest at a rate of 3.25% annually and is convertible into common stock of the Company at the option of the bank, at conversion prices as specified in the agreement. In the event the Company completes a public offering prior to September 30, 1998, the holder of a note has the option within seven days after the completion of a public offering to require the note to be repaid at 100% of the principal amount thereof in cash or in common stock (valued at the public offering price), at the holder's election, together with all accrued and unpaid interest to the date of repayment plus additional special interest payable in cash as follows: $88,235 if repayment is between January 1, 1998 and March 31, 1998 and $125,000 if repayment is between April 1, 1998 and September 30, 1998.

        In August 1997, the Company renegotiated the guarantee related to the final payment for the 1996 acquisition of Digipass into a term loan in the amount of $3.4 million. The note matures on September 30, 2002 and bears interest at a rate of 3.25% annually. In the event a public offering is completed, the lender may at its option require the principal amount of the loan to be repaid in cash, in which case additional special interest is payable as follows: $340,000 if repayment is on or before June 30, 1998, $510,000 if repayment is between July 1, 1998 and December 31, 1998 and $680,000 if repayment is on January 1, 1999 or later. In addition, the note is convertible into common stock of the Company at the option of the bank, at a conversion prices as specified in the agreement.

        During 1996, the Company acquired two companies located in Europe (see Note 2). To facilitate the first acquisition, Lintel, one component of the purchase price was represented by two convertible notes, each payable in the amount of $373,750 ($747,500 total) due May 30, 1998. The notes are convertible at the holders' option at a rate of $7.00 per share of common stock. During 1996 and 1997, these notes were paid down by $33,750 and $76,829, respectively. Each of these notes bears an interest rate of 8%, with interest payments made on a quarterly basis. At the holders' option, the interest may be paid either in cash or in common stock of the Company. In calculating the shares of common stock to be issued in lieu of cash interest, the average closing price for the Company's common stock for the previous 20 trading days is used.

        During 1996, the Company continued to raise capital privately, including a private placement consisting of the issuance of 666,666 shares of common stock and a $5,000,000 convertible note due May 29, 2001. The note bears interest at 9%, with interest payable to the holder on a quarterly basis. The holder may, at its option, elect to receive interest payments in cash or common stock. In calculating the shares of common stock to be issued in lieu of cash interest, the average closing price for the Company's common stock for the previous 20 trading days is used.

   Aggregate maturities of debt at December 31, 1997 are as follow:

        1998 ...............................  $ 3,185,400
        1999 ...............................       20,223
        2000 ...............................       22,723
        2001 ...............................    5,000,000
        2002 and thereafter ................    3,400,000
                                               ----------
                  Total ....................  $11,628,346
                                               ==========

        Interest expense to stockholders was $12,900, $265,565 and $507,100 for the years ended December 31, 1995, 1996 and 1997, respectively.


   Note 7 - Stockholders' Equity

   Preferred Stock

        The Company has the authority to issue 500,000 shares of preferred stock of which 317,181 have been designated Series A, 8% convertible preferred stock and 9,500 have been designated Series B, 12% convertible preferred stock. The remaining 173,319 shares are undesignated.
        The Series A, 8% convertible preferred stock (Series A Shares) consists of 317,181 shares that carry a cumulative dividend, payable upon conversion, of 8% per annum. During 1996, 200,000 Series A Shares were converted into 1,333,333 shares of common stock; the remaining 117,181 Series A Shares were converted into 781,207 shares of common stock during 1997.

        The Series B, 12% convertible preferred stock (Series B Shares) consists of 9,000 shares that carry a cumulative dividend, payable monthly, of 12% per annum based on a liquidation value of $100 per share. On September 17, 1997, all 9,000 Series B Shares were converted into 644,653 shares of common stock.

   Common Stock

        During 1995, the Company privately placed 108,676 equity units, each consisting of two shares of common stock reissued from treasury with one warrant to purchase one share of common stock at $6.00. Included in the 108,676 equity units are 53,000 equity units subject to redemption, at the option of the holder, at a price of $7.00 per share, or $14.00 per equity unit. In March 1997, 17,664 of these equity units (representing 35,328 shares of common stock and 17,664 warrants) were redeemed at $14.00 per equity unit, with 70,667 warrants to purchase one share of common stock at $5.19 being issued to the holders of the redeemed units.

        In July 1997, the Company reissued 2,824 shares of common stock from treasury and 778,383 original issue shares in conjunction with the conversion of the 117,181 Series A Shares (see Preferred Stock above). Additionally, in September 1997, the Company issued 644,653 shares of common stock in conjunction with the conversion of the 9,000 Series B Shares (see Preferred Stock above).

        Additional common stock transactions during 1997 were as follows: 189,375 shares of common stock were issued as a result of the exercise of options under the Company's incentive stock option plan (see Note 8) for total proceeds of $42,470; 16,489 shares of common stock that had been issued in December 1996 were subsequently canceled; and 116,218 shares of common stock were issued in lieu of interest related to the $5,000,000 convertible note placed during 1996 (see Note 6).

        During 1996, the Company reissued 287,923 shares of treasury stock, issued 140,651 shares of common stock and 100,000 warrants to purchase one share of common stock at $7.00 as a part of the acquisition of Lintel (see Note 2). The warrants were recorded at their fair value on the date of grant. In addition, the Company continued to raise money through private placements of its common stock. In the first quarter of 1996, the Company privately placed 167,482 shares of common stock and 83,741 warrants to purchase one share of common stock at $6.00, generating $284,720 in net proceeds. The warrants are exercisable at the option of the holder, however, the Company maintains the right to require exercise of the warrants 30 days prior to a public offering of the Company's stock.

        During the second quarter of 1996, the Company placed 666,666 shares of common stock with 137,777 warrants to purchase one share of common stock at $4.50. Total issue fees and costs of $170,000 have been netted against $3,000,000 of proceeds from the placement in the Company's financial statements. In addition, 55,555 shares of common stock and 8,889 warrants to purchase one share of common stock at $4.50 were issued as commissions related to the placement.

        The Company raised additional funds in 1996 in a private placement of 237,060 shares of common stock with 35,329 warrants to purchase one share of common stock at $4.50. Total issue fees and costs of $47,885 have been netted against the $1,066,770 in total proceeds from the placement in the Company's financial statements. In addition, 16,489 shares of common stock were issued as commissions related to the placement, but were canceled in 1997.

        Additional common stock transactions during 1996 were as follows: 1,333,333 shares of common stock were issued pursuant to the conversion of 200,000 shares of Series A preferred stock; 24,000 shares of common stock were issued as a result of the exercise of options under the Company's incentive stock option plan (see Note 8) for total proceeds of $5,238; and 20,021 shares of common stock were issued in lieu of an interest payment in the amount of $118,750 related to the private debt placement that occurred during 1996 (see
   Note 6).


   Note 8 - Stock Option Plan

        The Company's 1987 Stock Option Plan, as amended, (Option Plan) is designed and intended as a performance incentive. The Option Plan is administered by the Compensation Committee as appointed by the Board of Directors of the Company (Compensation Committee).

        The Option Plan permits the grant of options to employees of the Company to purchase shares of common stock intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (Code). All options granted to employees are for a period of ten years, are granted at a price equal to the fair market value of the common stock on the date of the grant and are vested 25% on the date of grant and an additional 25% on each subsequent anniversary of the grant.

        The  Option  Plan  further  permits  the  grant  of  options  to directors, consultants and other key persons (non-employees) to purchase shares of common stock not intended to qualify as incentive stock options under the Code. All options granted to non-employees are for a period of ten years, are granted at a price equal to the fair market value of the common stock on the date of the grant, and may contain vesting requirements and/or restrictions as determined by the Compensation Committee at the time of grant. These options are vested 50% six months from the date of grant and the remaining 50% on the first anniversary of the date of grant.

        During 1996, the Compensation Committee increased the shares authorized under the Option Plan by 500,000 to 3,000,000.

        The Company applies APB Opinion No. 25 and related interpretations in accounting for the Option Plan. Had compensation cost for the Option Plan been determined consistent with SFAS No. 123, the Company's net loss available to common stockholders and net loss per common share would have been the pro forma amounts indicated below:

                                         For the Year Ended December 31,
                                         --------------------------------
                                          1995         1996          1997
        Net loss available to common      ----         ----          ----
        stockholders
            As reported ............  $ (465,293) $ (9,348,769) $ (5,998,318)
            Pro forma ..............    (472,846)   (9,542,493)   (6,271,420)
        Net loss per common share
            As reported ............  $    (0.03) $      (0.53) $      (0.31)
            Pro forma ..............       (0.03)        (0.54)        (0.33)

        For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1995, 1996 and 1997: dividend yield of 0%; expected volatility of 50%; risk free interest rates ranging from 6.29% to 6.80%; and expected lives of five years.

   The following is a summary of activity under the Option Plan:

                                                 Weighted               Weighted
                                       Options    Average     Options    Average
                                    Outstanding    Price   Exercisable    Price
   Outstanding at December 31, 1994 1,848,257    $   0.20    1,761,382 $    0.19
   Granted.........................   411,000        0.20
   Exercised.......................  (495,000)       0.18
   Forfeited.......................  (338,875)       0.18

   Outstanding at December 31, 1995 1,425,382        0.20    1,232,257      0.20
   Granted.........................   335,000        4.65
   Exercised.......................   (24,000)       0.23
   Forfeited.......................   (74,750)       2.14

   Outstanding at December 31, 1996 1,661,632        1.01    1,299,757      0.57
   Granted.........................   512,500        4.18
   Exercised.......................  (189,375)       0.22
   Forfeited.......................   (39,500)       3.91

   Outstanding at December 31, 1997 1,945,257    $   1.85    1,460,629 $    1.29

        The following table summarizes information about stock options outstanding at December 31, 1997:

                                    Options Outstanding       Options Exercisable
                              ------------------------------- -------------------
                                          Weighted   Weighted            Weighted
                                          Average    Average              Average
                               Number    Remaining   Exercise   Number   Exercise
        Range of Exercise     of Shares Contractual   Price    of Shares   Price
        Prices                              Life
        -----------------     --------- -----------  --------  ---------  --------
        $3.00 - 6.00 ........   774,500  8.68 years  $   4.36    365,497  $   4.55
        $0.125 - 0.375 ...... 1,170,757  3.09 years  $   0.20  1,095,132  $   0.20

   Note 9 - Employee Benefit Plan

        The Company maintains a contributory profit sharing plan established pursuant to the provisions of Section 401(k) of the Internal Revenue Code which provides benefits for eligible employees of the Company. The Company made no contributions to the plan during the years ended December 31, 1995, 1996 and 1997.


   Note 10 - Geographic and Customer Information

        During 1995, 1996 and 1997, sales to one customer (a reseller of the Company's product) aggregated approximately $2,259,000, $4,297,000 and $1,994,000 respectively, representing 61%, 44% and 16%
   of the total revenues, respectively. Accounts receivable from this customer represented 31% and 40% of the Company's gross accounts receivable balance at December 31, 1996 and 1997, respectively. United States sales to unaffiliated customers includes export sales from the Company's United States operations to unaffiliated customers in the Netherlands of approximately $2,318,000, $4,297,000 and $1,994,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

        Information regarding geographic areas for the year ended December 31, 1995 is as follows:

                                   United     Belgium   Eliminations    Total
                                   States
        Sales to unaffiliated      ------     -------   ------------    -----
        customers ............. $3,695,000  $      -    $        -    $ 3,695,000
        Operating income (loss)   (534,000)        -             -       (534,000)
        Identifiable assets ...  2,414,000         -             -      2,414,000

        Information regarding geographic areas for the year ended December 31, 1996 is as follows:

                                   United      Belgium    Eliminations    Total
                                   States
        Sales to unaffiliated      ------      -------    ------------    -----
        customers ............. $4,758,000   $5,434,000   $       -   $10,192,000
        Operating income (loss) (2,919,000)  (5,739,000)          -    (8,658,000)
        Identifiable assets ... 12,738,000    8,756,000   (9,126,000)  12,368,000

        Information regarding geographic areas for the year ended December 31, 1997 is as follows:

                                   United      Belgium   Eliminations     Total
                                   States
        Sales to unaffiliated      ------      -------   ------------     -----
        customers ............. $2,974,000   $9,566,000  $  (238,000) $12,302,000
        Operating income (loss) (3,988,000)      53,000           -    (3,935,000)
        Identifiable assets ... 10,653,000    5,689,000   (7,966,000)   8,376,000

   Note 11 - Commitments and Contingencies

        The Company leases office space and equipment under operating lease agreements expiring at various times through 2000.

        Future minimum rental payments required under noncancelable leases are as follows:

        Year                                       Amount
        1998 ................................ $     226,421
        1999 ................................       139,304
        2000 ................................           539

        Rent expense under operating leases aggregated approximately $60,000, $158,000 and $213,000 for the years ended December 31, 1995,
   1996 and 1997, respectively.

        During a period of time extending from the mid-1980s to the mid-1990s the Company engaged in certain matters that were not in compliance with requisite corporate law. There have been no lawsuits asserted or filed against the Company related to these matters. Management cannot assess the likelihood that a lawsuit would be filed nor can management estimate a potential range of loss.

        The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse impact on the financial position, results of operations and liquidity of the Company.

   Note 12 - Subsequent Events (unaudited)

        Exchange Offer. VASCO Data Security International, Inc. ("VDSI Inc.") was organized in 1997 as a subsidiary of VASCO Corp., a Delaware corporation ("VASCO Corp."). Pursuant to an exchange offer ("Exchange Offer") by VDSI Inc. for securities of VASCO Corp. that was completed March 11, 1998, VDSI Inc. acquired 97.7% of the common stock of VASCO Corp. Consequently, VASCO Corp. became a subsidiary of VDSI Inc., with the remaining 2.3% of VASCO Corp. shareholders representing a minority interest.

        Loan Agreement/License Agreement. On March 31, 1998, the Company entered into two agreements with Lernout & Hauspie Speech Products N.V. ("L&H"), consisting of a loan agreement and a license agreement. The loan agreement, in the amount of $3 million, bears interest at the prime rate plus 1%, payable quarterly, and matures on January 4, 1999. This loan is convertible at the option of the holder into shares of the Company's common stock based upon the average closing price of VASCO Corp.'s common stock for the 10 trading days prior to March 11, 1998, the date the Exchange Offer closed. This loan was funded in April 1998.

        The license agreement with L&H is for the use of L&H's speech recognition and speech verification technology for data security, telecom and physical access applications. This license agreement includes a prepayment of royalties by the Company in the amount of $600,000, payable no later than June 30, 1998 and an additional prepayment in the amount of $200,000, payable no later than March 31, 1999. L&H is an international leader in the development of advanced speech technology for various commercial applications and products.

                       INDEPENDENT AUDITORS' REPORT

   The Stockholders and Board of Directors
   VASCO Corp.:

        We have audited the accompanying consolidated balance sheets of VASCO Corp. and subsidiaries (the "Company") as of December 31, 1996 and 1997 and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VASCO Corp. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                      /s/ KPMG Peat Marwick LLP

   Chicago, Illinois
   March 13, 1998

                       INDEPENDENT AUDITORS' REPORT



   The Stockholders and Board of Directors of
   VASCO Corp.:


        Under date of March 13, 1998, we reported on the consolidated balance sheets of VASCO Corp. and subsidiaries (the "Company") as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year ended December 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                      /s/ KPMG Peat Marwick LLP

   Chicago, Illinois
   March 13, 1998

                                SCHEDULE II

                                VASCO CORP.

                     VALUATION AND QUALIFYING ACCOUNTS

 Allowance for Doubtful Accounts   Beginning    Bad Debt     Accounts     Ending
   For Trade Accounts Receivable   Balance      Expense     Written Off   Balance
 -------------------------------   ---------    --------    -----------   -------
   Year ended December 31, 1995 $    96,000 $   165,000  $   (79,000)   $ 182,000
   Year ended December 31, 1996     182,000     346,000      (76,000)     452,000
   Year ended December 31, 1997     452,000      97,000     (120,000)     429,000

                                   Beginning  Obsolescence  Inventory     Ending
 Reserve for Obsolete Inventories  Balance      Expense     Written Off   Balance
 --------------------------------  ---------  ------------  -----------   -------
   Year ended December 31, 1995 $    15,000 $    99,000  $         -    $ 114,000
   Year ended December 31, 1996     114,000      40,000            -      154,000
   Year ended December 31, 1997     154,000     101,000       (91,000)    164,000

                              SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 1998.

                                 VASCO Data Security International, Inc.


                                      /s/ T. Kendall Hunt
                                 T. Kendall Hunt
                                 Chairman of the Board, Chief  Executive
                                       Officer and President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated on May 4, 1998.

                             POWER OF ATTORNEY

        Each of the undersigned, in his capacity as an officer or director, or both, as the case may be, of VASCO Data Security International, Inc. does hereby appoint T. Kendall Hunt and Gregory
   T. Apple, and each of them severally, his true and lawful attorneys or attorney to execute in his name, place and stead, in his capacity as director or officer, or both, as the case may be, this Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and any and all amendments thereto and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission. Each of said attorneys shall have power to act hereunder with or without the other attorney and shall have full power and authority to do and perform in the name and on behalf of each of said directors or officers, or both, as the case may be, every act whatsoever requisite or necessary to be done in the premises, as fully and to all intents and purposes as to which each of said officers or directors, or both, as the case may be, might or could do in person, hereby ratifying and confirming all that said attorneys or attorney may lawfully do or cause to be done by virtue hereof.

             SIGNATURE                          TITLE



      /s/  T. Kendall Hunt                 Chairman of the Board, Chief
                                           Executive Officer
   T. Kendall Hunt                         and President and Director
                                           (Principal Executive Officer)

      /s/  Gregory T. Apple                Vice President and Treasurer
   Gregory T. Apple                        (Principal Financial Officer
                                           and Principal Accounting Officer)

      /s/  Robert E. Anderson              Director
   Robert E. Anderson

      /s/  Michael P. Cullinane            Director
   Michael P. Cullinane

      /s/  Mario A. Houthooft              Director
   Mario A. Houthooft

      /s/  Forrest D. Laidley              Director
   Forrest D. Laidley

      /s/  Michael A. Mulshine             Director
   Michael A. Mulshine