Form 10-Q
period 1998-03-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 1998-05-15
CIK 1044777

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


   (Mark One)

   [ X ]     QUARTERLY REPORT  PURSUANT  TO  SECTION  13  OR 15(d)  OF  THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      or

   [    ]    TRANSITION REPORT PURSUANT  TO SECTION 13  OR 15(d) OF  THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO __________

                       Commission file number 333-35563

                   VASCO Data Security International, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

         DELAWARE                                         36-4169320
   (State or Other Jurisdiction of                     (I.R.S. Employer
    Incorporation or Organization)                   Identification No.)

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

                  Yes  X                        No

        As of May 13, 1998, 20,316,585 shares of the Company's Common Stock, $.001 par value per share ("Common Stock"), were outstanding.

                  VASCO Data Security International, Inc.
                                 Form 10-Q
                 For The Three Months Ended March 31, 1998

                             Table of Contents


   PART I.  FINANCIAL INFORMATION

             This report contains the following trademarks of the Company, some of which are registered: VASCO, AccessKey, VACMan Server and VACMan/CryptaPak, AuthentiCard and Digipass.
                                                                Page No.
                                                                -------
   Item 1.Consolidated Financial Statements:

         Consolidated Balance Sheets as of
         December 31, 1997 and March 31, 1998 (Unaudited) ......... 3

         Consolidated Statements of Operations (Unaudited)
         for the three months ended March 31, 1997 and 1998 ....... 4

         Consolidated Statements of Comprehensive Income (Unaudited)
         for the three months ended March 31, 1997 and 1998 ........5

         Consolidated Statements of Cash Flows (Unaudited)
         for the three months ended March 31, 1997 and 1998 ....... 6

         Notes to Consolidated Financial Statements ............... 7

   Item 2.Management's Discussion  and Analysis  of Financial  Condition
   and Results of Operations ...................................... 8


   PART II. OTHER INFORMATION


   Item 6.Exhibits and Reports on Form 8-K........................ 11


   SIGNATURES..................................................... 14

                      PART I.  FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements

                  VASCO Data Security International, Inc.
                        Consolidated Balance Sheets
                                                    December 31,   March 31,
                                                        1997          1998
   ASSETS                                                         (Unaudited)
   Current assets:                                  -----------   -----------
    Cash                                           $  1,897,666     2,195,917
    Accounts receivable, net of allowance for
    doubtful accounts of $429,000 and $226,000
     in 1997 and 1998                                 2,458,451     2,041,017
    Inventories, net                                  1,001,294     1,201,460
    Prepaid expenses                                     86,426        69,699
    Deferred income taxes                                83,000        83,000
    Other current assets                                221,572       254,682
                                                      ---------     ---------
         Total current assets                         5,748,409     5,845,775
                                                      ---------     ---------
   Property and equipment:
    Furniture and fixtures                              488,338       552,970
    Office equipment                                    322,434       383,664
                                                      ---------     ---------
                                                        810,772       936,634
    Accumulated depreciation                           (497,381)     (542,394)
                                                      ---------     ---------
                                                        313,391       394,240
                                                      ---------     ---------
   Goodwill, net of accumulated amortization of
       $198,000 and $230,000 in 1997 and 1998           704,124       671,896
   Other assets                                       1,609,901     1,436,275
                                                      ---------     ---------
    Total assets                                    $ 8,375,825  $  8,348,186
                                                      =========     =========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities:
    Current maturities of long-term debt           $  3,185,400  $  3,153,350
    Accounts payable                                  1,083,965     1,873,371
    Customer deposits                                   426,914       399,517
    Other accrued expenses                            1,606,810     1,630,542
                                                      ---------     ---------
         Total current liabilities                    6,303,089     7,056,780
                                                      ---------     ---------
   Long-term debt, including stockholder note of
   $5,000,000 in 1997 and 1998                        8,442,946     8,454,610
   Common stock subject to redemption                   494,668       494,668
   Stockholders' equity (deficit):
    Common stock, $.001 par value - 75,000,000
    shares authorized; 20,132,968 shares issued
     and outstanding in 1997; 20,316,585
     shares issued and outstanding in 1998               20,133        20,786
    Additional paid-in capital                        9,186,726     9,301,420
    Accumulated deficit                             (15,901,575)  (16,639,673)
    Accumulated other comprehensive
     income-cumulative translation adjustment          (170,162)     (340,405)
                                                      ---------     ---------
   Total stockholders' equity (deficit)              (6,864,878)   (7,657,872)
                                                      ---------     ---------
   Total liabilities and stockholders'
    equity (deficit)                               $  8,375,825     8,348,186
                                                      =========     =========
        See accompanying notes to consolidated financial statements.

                  VASCO Data Security International, Inc.
                   Consolidated Statements of Operations
                                (Unaudited)

                                       For the Quarter Ended March 31,
                                       ------------------------------
                                           1997                1998
                                           ----                ----
  Net revenues                     $     3,548,210     $    2,612,967
                                         ---------          ---------
       Total revenues                    3,548,210          2,612,967
  Cost of goods sold                     1,922,415          1,221,823
                                         ---------          ---------
  Gross profit                           1,625,795          1,391,144
                                         ---------          ---------
  Operating costs:
    Sales and marketing                    731,455            882,613
    Research and development               271,924            437,434
    General and administrative             839,275            575,789
                                         ---------          ---------
     Total operating costs               1,842,654          1,895,836
                                         ---------          ---------
  Operating loss                          (216,859)          (504,692)

  Interest expense                        (178,318)          (209,570)
  Other expense, net                       (42,803)           (14,462)
                                         ---------          ---------
  Loss before income taxes                (437,980)          (728,724)
  Provision for income taxes                    35              9,374
                                         ---------          ---------
  Net loss                                (438,015)          (738,098)
     Preferred stock dividends             (27,000)             -
                                         ---------          ---------
  Net loss available to
    common stockholders               $   (465,015)      $   (738,098)
                                         =========          =========
  Basic loss per common share         $      (0.03)      $      (0.04)
                                         =========          =========
  Shares used to compute basic
    loss per common share               18,469,302         20,510,308
                                         =========          =========

       See accompanying notes to consolidated financial statements.

                  VASCO Data Security International, Inc.
              Consolidated Statements of Comprehensive Income
                                (Unaudited)

                                          For the Quarter ended March 31,
                                          ------------------------------
                                                1997           1998
                                                ----           ----
   Comprehensive income:

      Net loss                              $ (465,015)    $  (738,098)
      Other comprehensive income -
        cumulative translation adjustment       60,482        (170,243)
                                             ---------       ---------
      Comprehensive loss                    $ (404,533)    $  (908,341)
                                             =========       =========

                  VASCO Data Security International, Inc.
                   Consolidated Statements of Cash Flows
                                (Unaudited)
                                                For the Quarter Ended
                                                      March 31,
                                                ---------------------
                                                  1997        1998
                                                  ----        ----
   Cash flows from operating activities:
     Net loss                               $  (438,015)  $  (738,098)
     Adjustments to reconcile net income to
       net cash provided by (used in)
       operating activities:
         Depreciation and amortization          240,603       251,486
         Interest paid in shares of
            common stock                        112,500            -
         Changes in current assets and
            current liabilities:
           Accounts receivable, net            (462,112)      417,434
           Inventories, net                    (182,144)     (200,166)
           Other current assets                  19,099       (16,942)
           Accounts payable                    (202,244)      789,406
           Customer deposits                   (587,215)      (27,397)
           Other accrued expenses               640,265        23,732
                                              ---------     ---------
   Net cash provided by (used in) operations   (859,263)      499,455
                                              ---------     ---------
   Cash flows from investing activities:
     Dispositions of property and equipment       7,633            -
     Additions to property and equipment         (5,615)     (125,922)
                                              ---------     ---------
   Net cash provided by (used in)
      investing activities                        2,018      (125,922)
                                              ---------     ---------
   Cash flows from financing activities:
     Series B preferred stock dividends         (27,000)           -
     Proceeds from exercise of stock options     11,250       115,347
     Proceeds from issuance of debt             280,115            -
     Repayment of debt                          (70,154)      (20,386)
                                              ---------     ---------
   Net cash provided by
      financing activities                      194,211        94,961
                                              ---------     ---------
   Effect of exchange rate changes on cash       60,482      (170,243)
                                              ---------     ---------
   Net increase (decrease) in cash             (602,552)      298,251
   Cash, beginning of period                  1,813,593     1,897,666
                                              ---------     ---------
   Cash, end of period                     $  1,211,041  $  2,195,917
                                              =========     =========
   Supplemental disclosure of cash
      flow information:
   Interest paid                           $     84,065  $     20,764
   Income taxes paid                       $        -    $        -

       See accompanying notes to consolidated financial statements.

                  VASCO Data Security International, Inc.
                Notes to Consolidated Financial Statements

   Note 1 - Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts of VASCO Data Security International, Inc. and its subsidiaries (collectively, the "Company") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

        In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for a full year.


   Note 2 - Exchange Offer

         VASCO Data  Security  International,  Inc.  ("VDSI  Inc.")  was
   organized in 1997 as a subsidiary of VASCO Corp., a Delaware corporation ("VASCO Corp."). Pursuant to an exchange offer ("Exchange Offer") by VDSI Inc. for securities of VASCO Corp. that was completed March 11, 1998, VDSI Inc. acquired 97.7% of the outstanding common stock of VASCO Corp. Consequently, VASCO Corp. became a subsidiary of VDSI Inc., with certain VASCO Corp. shareholders holding the remaining 2.3% of the VASCO Corp. common stock representing a minority interest. The impact of the minority interest is not material to the Company's consolidated financial statements. The December 31, 1997 financial statements have been restated to account for the Exchange Offer as a transaction between entities under common control in a manner similar to a pooling of interests.

        The assets and liabilities of VASCO Corp. were recorded by VDSI Inc. at their historical carrying values.

   Note 3 - Subsequent Events

        Loan Agreement/License Agreement. On March 31, 1998, the Company entered into two agreements with Lernout & Hauspie Speech Products N.V. ("L&H"), consisting of a loan agreement and a license agreement. The loan agreement, in the amount of $3 million, bears interest at the prime rate plus 1%, payable quarterly, and matures on January 4, 1999. This loan is convertible at the option of the holder into shares of the Company's common stock, par value $.001 per share ("Common Stock"), based upon the average closing price of the Common Stock for the 10 trading days prior to March 11, 1998, the date the Exchange Offer closed. This loan was funded in April 1998.

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


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        VDSI  Inc.  designs,   develops,  markets   and  supports   open
   standards-based hardware and software security systems which manage and secure access to data.

        The following discussion is based upon VDSI Inc.'s consolidated results of operations for the three months ended March 31, 1998 as compared to VASCO Corp.'s consolidated results of operations for the three months ended March 31, 1997. See "Note 2 - Exchange Offer." References to the "Company" or "VDSI Inc." represent the consolidated entity. References to "VASCO NA" represent the North American operations, including VDSI, Inc., VASCO Corp., and VDS. References to "VASCO Europe" mean the operations of Lintel Security, VASCO Data Security nv/sa and VASCO Data Security Europe.

   Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

        This Quarterly Report on Form 10-Q, including the "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the prospects, developments and business strategies for the Company and its operations, including the development and marketing of certain new products and the anticipated future growth in certain markets in which the Company currently markets and sells its products or anticipates selling and marketing its products in the future. These forward-looking statements (i) are identified by their use of such terms and phrases as "expected," "expects," "believe," "believes," "will," "anticipated," "emerging," "intends," "plans," "could," "may," "estimates," "should," "objective," and "goals" and (ii) are subject to risks and uncertainties and represent the Company's present expectations or beliefs concerning future events. The Company cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including (a) risks of general market conditions, including demand for the Company's products and services, competition and price levels and the Company's historical dependence on relatively few products, certain suppliers and certain key customers, and (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, changing government regulations and potential competition from more established firms and others. Therefore, results actually achieved may differ materially from expected results included in, or implied by these statements.

   Comparison of Three Months Ended March 31, 1997 and March 31, 1998

        The  following  discussion  and  analysis  should  be  read   in
   conjunction with the Company's Consolidated Financial Statements for the three months ended March 31, 1997 and 1998.

   Revenues

        The Company's consolidated revenues for the three months ended March 31, 1998 were $2,613,000, a decrease of $935,000, or 26%, as compared to the three months ended March 31, 1997. VASCO Europe contributed $2,155,000, or 82%, of total consolidated revenues, and VASCO NA contributed the remaining $458,000, or 18% during the three months ended March 31, 1998.

        VASCO Europe's revenues were $2,155,000 for the three months ended March 31, 1998, a decrease of $401,000, or 16%, as compared to the three months ended March 31, 1997. This decrease was due to the introduction of the Digipass 300 during the first quarter 1998. Due to the anticipated release of this product, management believes that many customers held off ordering existing products, thus curtailing revenue until the shipment of Digipass 300, which began mid-way through the first quarter of 1998.

        VASCO NA's revenues were $458,000 for the three months ended March 31, 1998, a decrease of $534,000, or 54%, as compared to the three months ended March 31, 1997 and accounted for 18% of consolidated revenues for the three months ended March 31, 1998. The decrease can be attributed, in part, to a reduction in shipments to Concord-Eracom Nederland BV during the three months ended March 31, 1998. Concord-Eracom Nederland BV represented approximately $981,000 in revenue for the three months ended March 31, 1997, as compared to $278,000 for the three months ended March 31, 1998. In March 1998, however, Concord-Eracom Nederland BV placed an additional order with VASCO NA of approximately $1,250,000. The entire order is expected to be shipped during 1998.

   Cost of Goods Sold

        The Company's consolidated cost of goods sold for the three months ended March 31, 1998 was $1,222,000, a decrease of $700,000, or 36%, as compared to the three months ended March 31, 1997.

        VASCO Europe's cost of goods sold was $994,000 for the three months ended March 31, 1998, representing a decrease of 33%, as compared to the three months ended March 31, 1997. VASCO NA's cost of goods sold was $228,000 for the three months ended March 31, 1998, representing a decrease of 47%, as compared to the three months ended March 31, 1997. This combined decrease is consistent with the 26% decrease in revenues for the same period and was due in part to a reduction in shipments to Concord-Eracom Nederland BV. The cost of goods sold for security products, however, decreased as a percentage at a quicker pace than revenues for security products. This was due to certain efficiencies in the manufacture of the products.

   Gross Profit

        The Company's consolidated gross profit for the three months ended March 31, 1998 was $1,391,000, a decrease of $235,000, or 14%, as compared to the three months ended March 31, 1997. This represents a consolidated gross margin of 53%, as compared to 46% for the same period of 1997. VASCO Europe contributed $1,161,000 to the consolidated gross profit representing a gross margin of 54% as compared to 42% for the three months ended March 31, 1997. VASCO NA contributed $230,000 to the consolidated gross profit representing a gross margin of 50% as compared to 57% for the three months ended March 31, 1997. The increase in VASCO Europe's gross margin was due in part to certain efficiencies in the manufacture of the Company's products.

   Sales and Marketing Expenses

        Consolidated sales and marketing expenses for the three months ended March 31, 1998 were $883,000, an increase of $151,000, or 21%, over the three months ended March 31, 1997. The increase is attributed to increased sales efforts including, in part, increased travel costs and an increase in marketing activities, including print media campaigns and other efforts.

   Research and Development

        Consolidated R&D costs for the three months ended March 31, 1998 were $437,000, an increase of $165,000, or 61%, as compared to the three months ended March 31, 1997. R&D costs represented 17% of consolidated revenues for the three months ended March 31, 1998 as compared to 8% for the three months ended March 31, 1997. The increase is due to the addition of R&D personnel, in both the U.S. and Europe.

   General and Administrative Expenses

        Consolidated general and administrative expenses for the three months ended March 31, 1998 were $576,000, a decrease of $263,000, or 31%, compared to the three months ended March 31, 1997. This decrease was due to economies of scale being realized as a result of the combination of the operations of Lintel Security and VDS during 1997, as well as a favorable experience with regard to bad debt recovery. The consolidated operating loss for the three months ended March 31, 1997 and 1998 included amortization expense relating to intangible assets of $205,000 and $206,000, respectively.

   Interest Expense

        Consolidated interest expense for the three months ended March 31, 1998 was $210,000, compared to $178,000, an increase of 18% over the same period of 1997. This increase can be attributed to an increased borrowing base during 1998.

   Operating Loss

        The Company's consolidated operating loss for the three months ended March 31, 1998 was $505,000, compared to the consolidated operating loss of $217,000 for the three months ended March 31, 1997. Of the consolidated operating loss for the three months ended March 31, 1998, VASCO NA contributed a loss of $334,000 and VASCO Europe contributed a loss of $171,000.

        The consolidated operating loss for the three months ended March 31, 1998, excluding the amortization of intangibles, was attributable in part to continued investment in R&D and sales and marketing investments in North America.


   Liquidity and Capital Resources

        Since inception, the Company has financed its operations through a combination of the issuance of equity securities, private borrowings, short-term commercial borrowings, cash flow from operations, and loans from Mr. T. Kendall Hunt, its Chief Executive Officer, and one of the stockholders of the Company's original corporate predecessor.

        The Company's cash and cash equivalents were $2,196,000 at March 31, 1998, which is an increase of approximately $298,000 from $1,898,000 at December 31, 1997. As of March 31, 1998, the Company had working capital of ($1,211,000). During the first quarter of 1998, the Company used the cash provided by operations principally for working capital needs.

        Capital expenditures during the first three months of 1998 were $126,000 and consisted primarily of computer equipment and office furniture and fixtures.

        The Company intends to seek acquisitions of businesses, products and technologies that are complementary or additive to those of the Company. While from time to time the Company engages in discussions with respect to potential acquisitions, the Company has no present plans, commitments or agreements with respect to any such acquisitions as of the date of this Form 10-Q and currently does not have excess cash for use in making acquisitions. There can be no assurance that any such acquisitions will be made.

        The Company believes that its current cash balances and anticipated cash generated from operations will be sufficient to meet its anticipated cash needs through December 31, 1998. Continuance of the Company's operations beyond December 31, 1998, however, will depend on the Company's ability to obtain adequate financing. To this end, in March 1998, the Company entered into a loan agreement in the amount of $3 million with Lernout & Hauspie Speech Products N.V. ("L&H"); the funding of this occurred in April 1998. The loan bears interest at the prime rate plus 1%, payable quarterly, and matures on January 4, 1999.

        The Company has previously entered into engagement letters with Banque Paribas S.A. and Generale Bank dated June 20, 1997 and June 26, 1997, respectively, for a possible future public offering. Further, the Company has had preliminary discussions regarding other possible debt or equity financing. There can be no assurance, however, that the Company will be successful in effecting a public offering or obtaining other additional financing.

                        PART II.  OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K

        a) The following exhibits are filed with this Form 10-Q or incorporated by reference as set forth below:

   Exhibit  Description
    Number

      +3.1  Certificate of Incorporation of Registrant, as amended.

     ++3.2  Bylaws of Registrant, as amended and restated.

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

    +10.40  Convertible Note dated May 28, 1996 payable to Kyoto
            Securities, Ltd. in principal amount of $5 million.

    +10.41 Amendment to Purchase Agreement and Convertible Note by and between VASCO Corp. and Kyoto Securities, Ltd.

    +10.42  Executive Incentive Compensation Plan.

    +10.43 Letter for Credit granted by Generale de Banque to Digipass SA dated January 27, 1997.

   ++10.44 License Agreement dated as of March 25, 1998 by and between VASCO Data Security International, Inc., for itself and its subsidiaries, and Lernout & Hauspie
            Speech Products N.V.

   ++10.45 Loan Agreement dated as of March 31, 1998 by and between Lernout & Hauspie Speech Products N.V. and
            VASCO Data Security International, Inc.

   ++10.46 Convertible Note dated April 1, 1998 payable to Lernout & Hauspie Speech Products N.V. in the principal amount of $3 million.

        27  Financial Data Schedule.

   ___________________________
    + Incorporated by reference to the Registrant's Registration Statement on Form S-4, as amended (Registration No. 333-35563), originally filed with the Securities and Exchange Commission on September 12, 1997.

   ++ Incorporated by reference to the Registrant's Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on May 5, 1998.

   ** Confidential treatment has been granted for the omitted portions of this document.


   (b)  Reports on Form 8-K

        No reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 1998.

                                SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 1998.

                                 VASCO Data Security International, Inc.




                                      /s/  T. Kendall Hunt
                                 ---------------------------------------
                                 T. Kendall Hunt
                                 Chairman of the Board, Chief Executive
                                     Officer and President



                                      /s/  Gregory T. Apple
                                 --------------------------------------
                                 Gregory T. Apple
                                 Vice President and Treasurer
                                 (Principal Financial Officer and
                                      Principal Accounting Officer)


                             EXHIBIT INDEX


   Exhibit  Description
    Number

        27  Financial Data Schedule.