Form 10-Q
period 1998-06-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 1998-08-07
CIK 1044777

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

   (Mark One)

   [ X ]     QUARTERLY REPORT  PURSUANT  TO  SECTION  13  OR 15(d)  OF  THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                  Yes  X                        No

        As of August 7, 1998, 20,331,057 shares of the Company's Common Stock, $.001 par value per share ("Common Stock"), were outstanding.

                  VASCO Data Security International, Inc.
                                 Form 10-Q
             For The Three and Six Months Ended June 30, 1998

                             Table of Contents


PART I.  FINANCIAL INFORMATION                                          Page No.


Item 1...Consolidated Financial Statements:

         Consolidated Balance Sheets as of
           December 31, 1997 and June 30, 1998 (Unaudited) ..................3

         Consolidated Statements of Operations (Unaudited)
           for the three and six months ended June 30, 1997 and 1998.........4

         Consolidated Statements of Comprehensive Income (Unaudited)
           for the three and six months ended June 30, 1997 and 1998.........5

         Consolidated Statements of Cash Flows (Unaudited)
           for the six months ended June 30, 1997 and 1998...................6

         Notes to Consolidated Financial Statements..........................7

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................7


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K....................................10


   SIGNATURES...............................................................13

                      PART I.  FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements

                  VASCO Data Security International, Inc.
                        Consolidated Balance Sheets

                                                  December 31,    June 30,
                                                     1997           1998
                                                                (Unaudited)
                                                 ------------  ------------
   ASSETS
   Current assets:
    Cash                                       $    1,897,666   $   2,245,602
    Accounts receivable, net of allowance for
      doubtful accounts of $429,000 and
      $69,000 in 1997 and 1998                      2,458,451       2,185,590
    Inventories, net                                1,001,294       1,554,531
    Prepaid expenses                                   86,426         660,160
    Deferred income taxes                              83,000          83,000
    Other current assets                              221,572         341,084
                                                    ---------       ---------
        Total current assets                        5,748,409       7,069,967
                                                    ---------       ---------
   Property and equipment:
    Furniture and fixtures                            488,338         554,383
    Office equipment                                  322,434         414,800
                                                    ---------       ---------
                                                      810,772         969,183
    Accumulated depreciation                         (497,381)       (586,145)
                                                    ---------       ---------
                                                      313,391         383,038
   Goodwill, net of accumulated amortization
     of $198,000 and $263,000 in 1997 and 1998        704,124         639,667
   Other assets                                     1,609,901       1,269,756
                                                    ---------       ---------
   Total assets                                $    8,375,825   $   9,362,428
                                                    =========       =========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities:
    Current maturities of long-term debt       $    3,185,400   $   2,633,163
    Accounts payable                                1,083,965         716,408
    Customer deposits                                 426,914         429,356
    Other accrued expenses                          1,606,810       1,865,707
                                                    ---------       ---------
        Total current liabilities                   6,303,089       5,644,634

   Long-term debt, including stockholder note
     of $5,000,000 in 1997 and 1998                 8,442,946      11,470,524
   Common stock subject to redemption                 494,668               -

   Stockholders' equity (deficit):
    Common stock, $.001 par value -
      75,000,000 shares authorized;
      20,132,968 shares issued and
      outstanding in 1997; 20,331,057 shares
      issued and outstanding in 1998                   20,133          20,331
    Additional paid-in capital                      9,186,726       9,796,543
    Accumulated deficit                           (15,901,575)    (17,504,394)
    Accumulated other comprehensive income-
        cumulative translation adjustment            (170,162)        (65,210)
                                                   ----------      ----------
   Total stockholders' equity (deficit)            (6,864,878)     (7,752,730)
                                                   ----------      ----------
   Total liabilities and
       stockholders' equity (deficit)          $    8,375,825   $   9,362,428
                                                    =========       =========

       See accompanying notes to consolidated financial statements.

                  VASCO Data Security International, Inc.
                   Consolidated Statements of Operations
                                (Unaudited)

                                Three Months Ended         Six Months Ended
                                     June 30,                   June 30,
                                 1997        1998          1997         1998
                                 ----        ----          ----         ----
Revenues -
 data security products     $ 3,043,485 $ 3,524,762  $  6,591,694  $  6,137,729

Cost of goods sold            1,373,676   1,655,593     3,296,091     2,877,416
                              ----------  ----------    ----------    ----------
   Gross profit               1,669,809   1,869,169     3,295,603     3,260,313
                              ----------  ----------    ----------    ----------
Operating costs:
 Sales and marketing            871,554   1,046,527     1,603,009     1,929,140
 Research and development       265,414     390,532       537,338       827,966
 General and administrative     963,068     418,153     1,802,343       993,942
                              ----------  ----------    ----------    ----------
   Total operating costs      2,100,036   1,855,212     3,942,690     3,751,048
                              ----------  ----------    ----------    ----------
Operating income (loss)        (430,227)     13,957      (647,087)     (490,735)

 Interest expense              (282,052)   (670,015)     (460,137)     (879,585)
 Other expense, net             (29,714)    (86,693)      (72,750)     (101,155)
                              ----------  ----------    ----------    ----------
Loss before income taxes       (741,993)   (742,751)   (1,179,974)   (1,471,475)

 Provision for income taxes      57,136     121,969        57,171       131,343
                              ----------  ----------    ----------    ----------

Net loss                       (799,129)   (864,720)   (1,237,145)   (1,602,818)
Preferred stock dividends       (27,000)          -       (54,000)            -
                              ----------  ----------    ----------    ----------
Net loss available to
  common stockholders       $  (826,129) $ (864,720) $ (1,291,145) $ (1,602,818)
                              ==========  ==========   ===========   ===========

Basic loss per common share $     (0.04) $    (0.04) $      (0.07) $      (0.08)
                              ==========  ==========   ===========   ===========

Shares used to compute
 basic loss per common share  18,526,938  20,322,151    18,495,858    20,363,002
                              ==========  ==========    ==========    ==========

       See accompanying notes to consolidated financial statements.

                  VASCO Data Security International, Inc.
              Consolidated Statements of Comprehensive Income
                                (Unaudited)

                                Three Months Ended         Six Months Ended
                                     June 30,                   June 30,
                                 1997        1998          1997         1998
                                 ----        ----          ----         ----
Comprehensive income:
Net loss                     $(799,129)   $(864,720)  $(1,237,145)  $(1,602,818)

Other comprehensive
 income-cumulative
 translation adj.             (146,952)     275,195       (86,470)      104,952
                             ----------   ----------  ------------  ------------
Comprehensive loss           $(946,081)   $(589,525)  $(1,323,615)  $(1,497,866)
                             ==========   ==========  ============  ============

       See accompanying notes to consolidated financial statements.

                  VASCO Data Security International, Inc.
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                Six Months Ended June 30,
                                                   1997            1998
                                                   ----            ----
   Cash flows from operating activities:
     Net loss                                 $  (1,237,145)  $ (1,602,818)
       Adjustments to reconcile net income to
         net cash provided by (used in)
         operating activities:
          Depreciation and amortization             528,939        494,719
          Interest paid in shares of
            common stock                            193,196              -
          Changes in current assets and
            current liabilities:
           Accounts receivable, net                 470,472        272,861
           Inventories, net                         305,836       (553,237)
           Other current assets                      85,422       (693,246)
           Accounts payable                      (1,084,972)      (367,557)
           Customer deposits                       (564,158)         2,442
           Other accrued expenses                   123,050        258,897
                                                 -----------    -----------
   Net cash used in operations                   (1,179,360)    (2,187,939)
                                                 -----------    -----------

   Cash flows from investing activities -
   additions to property and equipment              (39,870)      (159,765)
                                                 -----------    -----------
   Net cash used in investing activities            (39,870)      (159,765)
                                                 -----------    -----------
   Cash flows from financing activities:
     Series B preferred stock dividends             (54,000)             -
     Net proceeds from sales of common stock        (56,895)       115,347
     Proceeds from exercise of stock options         28,938              -
     Redemption of common stock                    (247,261)             -
     Proceeds from issuance of debt               2,716,141      3,027,578
     Repayment of debt                              (32,126)      (552,237)
                                                 -----------    -----------
   Net cash provided by financing activities      2,354,797      2,590,688
                                                 -----------    -----------
   Effect of exchange rate changes on cash          (86,470)       104,952
                                                 -----------    -----------
   Net increase in cash                           1,049,097        347,936
   Cash, beginning of period                      1,813,593      1,897,666
                                                 -----------    -----------
   Cash, end of period                        $   2,862,690  $   2,245,602
                                                 ===========    ===========
Supplemental disclosure of cash
   flow information:
    Interest paid                             $     106,411  $     175,901
                                                 ===========    ===========
    Income taxes paid                         $           -  $     133,014
                                                 ===========    ===========
       See accompanying notes to consolidated financial statements.

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

        The following discussion is based upon the Company's consolidated results of operations for the three and six months ended June 30, 1998 as compared to VASCO Corp.'s consolidated results of operations for the three and six months ended June 30, 1997. See "Note 2 - Exchange Offer."

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


   Comparison of Three and Six Months  Ended June 30, 1997 and June  30,
   1998

        The  following  discussion  and  analysis  should  be  read   in
   conjunction with the Company's Consolidated Financial Statements for the three and six months ended June 30, 1997 and 1998.

   Revenues

        Revenues for the three months ended June 30, 1998 were $3,525,000, an increase of $481,000, or 16%, as compared to the three months ended June 30, 1997. This increase can be attributed to increased demand related to the Company's newest product, Digipass 300, as well as follow-on orders received from current customers.

        For the six months ended June 30, 1998, revenues decreased 7% to $6,138,000 from $6,592,000 in 1997. This decrease can be attributed, in part, to the introduction of the Digipass 300 during the first quarter of 1998. Due to the anticipated release of this product, management believes that many customers held off ordering existing products, thus curtailing revenue until the shipment of Digipass 300, which began mid-way through the first quarter of 1998. In addition, this decrease was due to a reduction in shipments to Concord-Eracom Nederland BV, the Company's largest customer, during the three months ended March 31, 1998. However, during 1998, Concord-Eracom Nederland BV has placed additional orders of approximately $3,750,000. These orders are expected to be shipped during the second half of 1998 and 1999.

   Cost of Goods Sold

        Cost of goods sold for the three months ended June 30, 1998 was $1,656,000, an increase of $282,000, or 21%, as compared to the three months ended June 30, 1997. This increase is consistent with the increase in revenues for the same period.

        For the six months ended June 30, 1998, cost of goods sold decreased 13% to $2,877,000 from $3,296,000 in 1997. This decrease is consistent with the decrease in revenues for the same period. The cost of goods sold for security products, however, decreased as a percentage of revenues at a quicker pace than revenues for security products due to efficiencies realized in the manufacture of the products.

   Gross Profit

        The Company's gross profit for the three months ended June 30, 1998 was $1,869,000, an increase of $199,000, or 12%, as compared to the three months ended June 30, 1997. This represents a gross margin of 53% as compared to 55% for the same period in 1997. The decrease reflects the increased involvement of the Company's indirect channel during the second quarter of 1998, which results in a slightly lower margin.

        For the six months ended June 30, 1998, gross profit was $3,260,000, a decrease of $35,000, or 1%, as compared to 1997. This represents a gross margin of 53% as compared to 50% for the same period in 1997. Margins have remained steady during 1998. With the introduction of the Digipass 300 during the first quarter of 1998, the Company anticipates improved gross margins as acceptance of the Digipass 300 increases.

   Sales and Marketing Expenses

        Sales and marketing expenses for the three months ended June 30, 1998 were $1,047,000, an increase of $175,000, or 20%, over the three months ended June 30, 1997. Selling and marketing expenses also increased 20% in the first six months of 1998 to $1,929,000 from $1,603,000 in the first six months of 1997. The increases are attributed to increased sales efforts including, in part, increased travel costs and an increase in marketing activities, including the development of a company-wide marketing program and other efforts.

   Research and Development

        Research and development costs for the three months ended June 30, 1998 were $391,000, an increase of $125,000, or 47%, as compared to the three months ended June 30, 1997. Research and development costs increased 54% in the first six months of 1998 to $828,000 from $537,000 in the first six months of 1997. The increases are due to the addition of R&D personnel, in both the U.S. and Europe.

   General and Administrative Expenses

        General and administrative expenses for the three months ended June 30, 1998 were $418,000, a decrease of $545,000, or 57%, compared to the three months ended June 30, 1997. General and administrative expenses decreased 45% in the first six months of 1998 to $994,000 from $1,802,000 in the first six months of 1997. The decreases were due to economies of scale being realized as a result of the combination of the operations of Lintel Security and VDS during 1997, as well as a favorable experience with regard to bad debt recovery and the recovery of legal fees associated with the Exchange Offer. In addition, the Company was preparing for the Exchange Offer during 1997, thus generating significant legal and accounting expenses.

   Interest Expense

        Interest expense for the three months ended June 30, 1998 was $670,000, compared to $282,000, an increase of 138% over the same period of 1997. Interest expense increased 91% in the first six months of 1998 to $880,000 from $460,000 in the first six months of 1997. The increases can be attributed to an increased borrowing base during 1998.

   Operating Income (Loss)

        The Company's operating income for the three months ended June 30, 1998 was $14,000, compared to an operating loss of $430,000 for the three months ended June 30, 1997. The Company had an operating loss of $491,000 for the first six months of 1998, as compared to $647,000 for the first six months of 1997, a decrease of 24%.


   Liquidity and Capital Resources

        Since inception, the Company has financed its operations through a combination of the issuance of equity securities, private borrowings, short-term commercial borrowings, cash flow from operations, and loans from Mr. T. Kendall Hunt, its Chief Executive Officer and one of the stockholders of the Company's original corporate predecessor.

        The Company's cash and cash equivalents were $2,246,000 at June 30, 1998, which is an increase of approximately $348,000 from $1,898,000 at December 31, 1997. As of June 30, 1998, the Company had working capital of $1,425,000.

        Capital expenditures during the first six months of 1998 were $160,000 and consisted primarily of computer equipment and office furniture and fixtures.

        The Company intends to seek acquisitions of businesses, products and technologies that are complementary or additive to those of the Company. While from time to time the Company engages in discussions with respect to potential acquisitions, the Company has no present plans, commitments or agreements with respect to any such acquisitions as of the date of this Form 10-Q and currently does not have excess cash for use in making acquisitions. There can be no assurance that any such acquisitions will or will not be made.

        The Company believes that its current cash balances and anticipated cash generated form operations will be sufficient to meet its anticipated cash needs through December 31, 1998. Continuance of the Company's operations beyond December 31, 1998, however, will depend on the Company's ability to obtain adequate financing. In March 1998, the Company entered into a loan agreement in the amount of $3 million with Lernout & Hauspie Speech Products N.V. ("L&H"); the funding of this occurred in April 1998. The loan bears interest at the prime rate plus 1%, payable quarterly, and matures on January 4, 1999.

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


                        PART II.  OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K

        a) The following exhibits are filed with this Form 10-Q or incorporated by reference as set forth below:


       Exhibit
       Number   Description

          27    Financial Data Schedule.


        b)   Reports on Form 8-K

        No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 1998.

                                SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 1998.

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

       Exhibit
       Number   Description

          27    Financial Data Schedule.