Form 10-Q
period 1998-09-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 1998-11-13
CIK 1044777

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

   (Mark One)

   [ X ]     QUARTERLY REPORT  PURSUANT  TO  SECTION  13  OR 15(d)  OF  THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                  Yes  X                        No

        As of November 13, 1998, 20,805,697 shares of the Company's Common Stock, $.001 par value per share ("Common Stock"), were outstanding.

                  VASCO Data Security International, Inc.
                                 Form 10-Q
          For The Three and Nine Months Ended September 30, 1998

                             Table of Contents




PART I.  FINANCIAL INFORMATION                                   Page No.

Item 1. Consolidated Financial Statements:

   Consolidated Balance Sheets as of
   December 31, 1997 and September 30, 1998 (Unaudited) ...............3

   Consolidated Statements of Operations (Unaudited)
   for the three and nine months ended September 30, 1997 and 1998.....4

   Consolidated Statements of Comprehensive Income (Unaudited)
   for the three and nine months ended September 30, 1997 and 1998.....5

   Consolidated Statements of Cash Flows (Unaudited)
   for the nine months ended September 30, 1997 and 1998 ..............6

   Notes to Consolidated Financial Statements .........................7

Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations ..........................................8


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.............................................12
Item 2. Changes in Securities.........................................12
Item 3. Defaults upon Senior Securities...............................12
Item 4. Submission of Matters to a Vote of Securityholders............12
Item 5. Other Information.............................................12
Item 6. Exhibits and Reports on Form 8-K..............................12

SIGNATURES............................................................12


   This report contains the following trademarks of the Company, some of which are registered: VASCO and Digipass.

                      PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                  VASCO Data Security International, Inc.
                        Consolidated Balance Sheets

                                            December 31,  September 30,
                                                1997          1998
                                                           (Unaudited)
ASSETS
   Current assets:
    Cash                                     $1,897,666    $1,101,020
    Accounts receivable, net of allowance
    for doubtful accounts of $429,000
    and $61,000 in 1997 and 1998              2,458,451     3,280,516
    Inventories, net                          1,001,294     1,729,883
    Prepaid expenses                             86,426       654,328
    Deferred income taxes                        83,000        83,000
    Other current assets                        221,572       153,683
                                              ---------     ---------
       Total current assets                   5,748,409     7,002,430

    Property and equipment
      Furniture and fixtures                    488,338       580,598
      Office equipment                          322,434       426,075
                                              ---------     ---------
                                                810,772     1,006,673
    Accumulated depreciation                   (497,381)     (633,174)
                                              ---------     ---------
                                                313,391       373,499
   Goodwill, net of accumulated
      amortization of $198,000 and
      $295,000 in 1997 and 1998                 704,124       607,439
   Other assets                               1,609,901     1,103,236
                                              ---------     ---------
   Total assets                              $8,375,825    $9,086,604
                                              =========     =========

LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)
   Current liabilities:
    Current maturities of long-term debt     $3,185,400    $5,682,437
    Accounts payable                          1,083,965       868,695
    Customer deposits                           426,914       482,376
    Other accrued expenses                    1,606,810     1,944,453
                                              ---------     ---------
       Total current liabilities              6,303,089     8,977,961

   Long-term debt, including stockholder
       note of $5,000,000 in 1997 and 1998    8,442,946     8,491,746

   Common stock subject to redemption           494,668            -

   Stockholders' equity (deficit):
    Common stock, $.001 par value -
    75,000,000 shares authorized;
      20,132,968 shares issued and
      outstanding in 1997; 20,336,057
      shares issued and outstanding in 1998      20,133        20,336
    Additional paid-in capital                9,186,726     9,797,538
    Accumulated deficit                     (15,901,575)  (18,221,555)
    Accumulated other comprehensive income-
    cummulative translation adjustment         (170,162)       20,578
                                             ----------    ----------
   Total stockholders' equity (deficit)      (6,864,878)   (8,383,103)
                                             ----------    ----------

   Total liabilities and stockholders'       $8,375,825    $9,086,604
      equity (deficit)                       ==========    ==========



       See accompanying notes to consolidated financial statements.

                  VASCO Data Security International, Inc.
                   Consolidated Statements of Operations
                                (Unaudited)


                                Three Months Ended       Nine Months Ended
                                   September 30,            September 30,
                                1997         1998          1997        1998
                                ----         ----          ----        ----

Net revenues                 $2,844,975   $4,025,326  $ 9,436,669  $10,431,673
                              ---------    ---------    ---------   ----------
  Total revenues              2,844,975    4,025,326    9,436,669   10,431,673

Cost of goods sold            1,468,297    1,877,796    4,759,003    5,023,831
                              ---------    ---------    ---------   ----------
Gross profit                  1,376,678    2,147,530    4,677,666    5,407,842
                              ---------    ---------    ---------   ----------
Operating costs:
  Sales and marketing           885,026    1,117,710    2,802,515    3,046,850
  Research and development      668,691      420,815      986,620    1,248,781
  General and administrative  1,393,369      765,939    3,100,641    1,759,879
                              ---------    ---------    ---------    ---------
      Total operating costs   2,947,086    2,304,464    6,889,776    6,055,510
                              ---------    ---------    ---------    ---------
Operating loss               (1,570,408)    (156,934)  (2,212,110)    (647,668)

Interest expense               (105,741)    (223,341)    (566,176)  (1,102,926)
Other income (expense), net      57,949      (88,480)     (14,502)    (189,636)
                              ---------    ---------    ---------    ---------

Loss before income taxes     (1,618,200)    (468,755)  (2,792,788)  (1,940,230)
Provision for income taxes      463,127      248,407      520,299      379,750
                              ---------    ---------    ---------    ---------
Net loss                     (2,081,327)    (717,162)  (3,313,087)  (2,319,980)
  Preferred stock dividends     (26,000)          -       (80,000)          -
                              ---------    ---------    ---------    ---------
Net loss available to
  common stockholders       $(2,107,327)  $ (717,162) $(3,393,087) $(2,319,980)
                              =========    =========    =========    =========
Basic and diluted loss per
   common share             $     (0.11)  $    (0.04) $     (0.18) $     (0.11)
                              =========    =========    =========    =========
Shares used to compute basic
   and diluted loss per
   common share              19,279,620   20,331,057   18,753,213   20,352,197
                             ==========   ==========   ==========   ==========


       See accompanying notes to consolidated financial statements.

                  VASCO Data Security International, Inc.
              Consolidated Statements of Comprehensive Income
                                (Unaudited)
                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                 1997          1998       1997         1998
                                 ----          ----       ----         ----

Net loss                     $(2,081,327)  $(717,162) $(3,313,087) $(2,319,980)

Other comprehensive income -
  Cum. Transl. Adj.              (70,845)     85,788     (157,315)     190,740
                              -----------   --------   -----------  -----------
Comprehensive loss           $(2,152,172)  $(631,374) $(3,470,402) $(2,129,240)
                              ===========   ========   ===========  ===========


       See accompanying notes to consolidated financial statements.

                  VASCO Data Security International, Inc.
                   Consolidated Statements of Cash Flows
                                (Unaudited)


                                                Nine Months Ended September 30,
                                                      1997            1998
                                                      ----            ----

  Cash flows from operating activities:
    Net loss                                     $ (3,313,087)    $ (2,319,980)
      Adjustments to reconcile net income to
      net cash provided by
        (used in) operating activities:
        Depreciation and amortization                 810,221          743,770
        Interest paid in shares of common stock       193,196               -
        Loss on disposition of fixed assets                -             5,113
        Changes in current assets and current
        liabilities:
          Accounts receivable, net                  1,226,255         (822,065)
          Inventories, net                          1,087,333         (728,590)
          Prepaids and other current assets           244,004         (500,013)
          Accounts payable                         (1,239,005)        (215,270)
          Customer deposits                          (407,941)          55,462
          Other accrued expenses                      577,181          337,643
                                                   ----------       ----------
   Net cash used in operating activities             (821,843)      (3,443,930)
                                                   ----------       ----------

   Cash flows from investing activities -
   additions to PP&E                                  (97,392)        (205,640)
                                                   ----------       ----------
   Net cash used in investing activities              (97,392)        (205,640)
                                                   ----------       ----------

   Cash flows from financing activities:
    Series B preferred stock dividends                (80,000)              -
    Net proceeds (payments) related to sales
       of common stock                                (56,895)         115,347
    Proceeds from exercise of stock options            42,470            1,000
    Redemption of common stock                       (247,261)              -
    Proceeds from issuance of debt                  2,716,141        2,545,837
    Repayment of debt                                 (51,263)              -
                                                   ----------       ----------
   Net cash provided by financing activities        2,323,192        2,662,184
   Effect of exchange rate changes on cash           (157,315)         190,740
                                                   ----------       ----------
   Net increase (decrease) in cash                  1,246,642         (796,646)
   Cash, beginning of period                        1,813,593        1,897,666
                                                   ----------       ----------
   Cash, end of period                           $  3,060,235     $  1,101,020
                                                   ==========       ==========

 Supplemental disclosure of
   cash flow information:
     Interest paid                               $    222,720     $    693,668
     Income taxes paid                                     -           227,852

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

        Subsequent to September 30, 1998, the Company completed the exchange of the remaining 2.3%.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The  Company  designs,  develops,  markets  and  supports   open
   standards-based hardware and software security systems which manage and secure access to data.

        The following discussion is based upon the Company's consolidated results of operations for the three and nine months ended September 30, 1998 as compared to VASCO Corp.'s consolidated results of operations for the three and nine months ended September 30, 1997. See "Note 2 - Exchange Offer."

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

   Comparison of Three and Nine Months Ended September 30, 1997 and September 30, 1998

        The  following  discussion  and  analysis  should  be  read   in
   conjunction with the Company's Consolidated Financial Statements for the three and nine months ended September 30, 1997 and 1998.

   Revenues

        Revenues for the three months ended September 30, 1998 were $4,025,000, an increase of $1,180,000, or 41%, as compared to the three months ended September 30, 1997. This increase can be attributed to increased demand related to the Company's newest product, Digipass 300, as well as follow-on orders received from current customers.

        For the nine months ended September 30, 1998, revenues increased 11% to $10,432,000 from $9,437,000 in 1997. This increase is due to a strong performance from international operations, as the demand for Digipass 300 continues to grow. In addition, favorable currency exchange rates benefited the Company.

   Cost of Goods Sold

        Cost of goods sold for the three months ended September 30, 1998 was $1,878,000, an increase of $409,000, or 28%, as compared to the three months ended September 30, 1997. This increase is consistent with the increase in revenues for the same period.


        For the nine months ended September 30, 1998, cost of goods sold increased 6% to $5,024,000 from $4,759,000 in 1997. This increase is consistent with the increase in revenues for the same period. The cost of goods sold for security products, however, decreased as a percentage of revenues at a quicker pace than revenues for security products due to efficiencies in the design of the products which resulted in reduced third-party manufacturing costs.

   Gross Profit

        The Company's gross profit for the three months ended September 30, 1998 was $2,148,000, an increase of $771,000, or 56%, as compared to the three months ended September 30, 1997. This represents a gross margin of 53% as compared to 48% for the same period in 1997. The increase reflects increased shipments to the Company's direct customers during the third quarter of 1998, which results in a slightly higher margin, as well as efficiencies in the design of the products which resulted in reduced third-party manufacturing costs.

        For the nine months ended September 30, 1998, gross profit was $5,408,000, an increase of $730,000, or 16%, as compared to 1997.
   This represents a gross margin of 52% as compared to 50% for the same period in 1997. Margins have remained relatively steady during 1998. With the introduction of the Digipass 300 in 1998, the Company anticipates improved gross margins as acceptance of the Digipass 300 increases.

   Sales and Marketing Expenses

        Sales and marketing expenses for the three months ended September 30, 1998 were $1,118,000, an increase of $233,000, or 26%, over the three months ended September 30, 1997. Selling and marketing expenses also increased 9% in the first nine months of 1998 to $3,047,000 from $2,803,000 in the first nine months of 1997. The increases are attributed to increased sales efforts including, in part, increased travel costs and an increase in marketing activities, including the development of a company-wide marketing program and other efforts.

   Research and Development

        Research and development costs for the three months ended September 30, 1998 were $421,000, a decrease of $248,000, or 37%, as compared to the three months ended September 30, 1997. Research and development costs increased 27% in the first nine months of 1998 to $1,249,000 from $987,000 in the first nine months of 1997. This increase is due to the addition of R&D personnel, in both the U.S. and Europe.

   General and Administrative Expenses

        General and administrative expenses for the three months ended September 30, 1998 were $766,000, a decrease of $627,000, or 45%, compared to the three months ended September 30, 1997. General and administrative expenses decreased 43% in the first nine months of 1998 to $1,760,000 from $3,101,000 in the first nine months of 1997.
   The decreases were due to economies of scale being realized as a result of the combination of the operations of Lintel Security and VASCO Data Security during 1997, as well as a favorable experience with regard to bad debt recovery and a reduction of certain legal fees associated with the Exchange Offer. In addition, the Company was preparing for the Exchange Offer during 1997, thus generating significant legal and accounting expenses.
   Interest Expense

        Interest expense for the three months ended September 30, 1998 was $223,000, compared to $106,000, an increase of 111% over the same period of 1997. Interest expense increased 95% in the first nine months of 1998 to $1,103,000 from $566,000 in the first nine months of 1997. The increases can be attributed to an increased borrowing base during 1998, partially offset by the reversal of contingent interest payable that was not realized.

   Operating Income (Loss)

        The Company's operating loss for the three months ended September 30, 1998 was $157,000, compared to $1,570,000 for the three months ended September 30, 1997. The Company had an operating loss of $648,000 for the first nine months of 1998, as compared to $2,212,000 for the first nine months of 1997, a decrease of 71%.

   Income Taxes

        Income tax expense for the three months ended September 30, 1998 were $248,000, compared to $463,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1998, income tax expense totaled $380,000, compared to expense of $520,000 for the same period in 1997. All of these taxes are attributable to the Company's European operations.


   Liquidity and Capital Resources

        Since inception, the Company has financed its operations through a combination of the issuance of equity securities, private borrowings, short-term commercial borrowings, cash flow from operations, and loans from Mr. T. Kendall Hunt, its Chief Executive Officer and one of the stockholders of the Company's original corporate predecessor.

        The Company's cash and cash equivalents were $1,101,000 at September 30, 1998, which is a decrease of approximately $797,000 from $1,898,000 at December 31, 1997. As of September 30, 1998, the Company had negative working capital of $1,976,000.

        Capital expenditures during the first nine months of 1998 were $206,000 and consisted primarily of computer equipment and office furniture and fixtures.

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

        The Company believes that its current cash balances and anticipated cash generated form operations will be sufficient to meet its anticipated cash needs through March 1999. Continuance of the Company's operations beyond March 1999, however, will depend on the Company's ability to obtain adequate financing. In March 1998, the Company entered into a loan agreement in the amount of $3 million with Lernout & Hauspie Speech Products N.V. ("L&H"); the funding of this occurred in April 1998. The loan bears interest at the prime rate plus 1%, payable quarterly, and matures on January 4, 1999.
        The Company has previously entered into engagement letters with Artesia Bank and KBC Securities for a possible future private offering and a possible future public offering. Further, the Company has had preliminary discussions regarding other possible debt or equity financing. There can be no assurance, however, that the Company will be successful in effecting a private or public offering or obtaining other additional financing.

        In  October  1998,   the  Company  entered   into  a   financing
   arrangement with KBC Bank for a $2.9 million revolving line of credit, which was drawn upon to repay the Generale Bank notes that were outstanding at September 30, 1998. The line of credit automatically renews every three months and is due and payable upon the successful completion of a private placement or public offering of the Company's securities.

   Year 2000 Considerations

        Many existing computer systems and software products are coded to accept only two digits entries in the date code field with respect to year. With the 21st century less than two years away, the date code field must be adjusted to allow for a four digit year. The Company believes that its internal systems are Year 2000 compliant, but the Company will need to take the required steps to make its existing products compliant. The total estimated cost of this exercise is $150,000, with an anticipated completion date of December 31, 1998. To date, the Company has spent approximately $110,000 in connection with its Year 2000 compliance efforts. There can be no assurance, however, that the Company will meet its anticipated completion date or that the total cost will not exceed $150,000. The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to upgrade their current software systems for Year 2000 compliance. This, in turn, could result in reduced funds available to be spent on other technology applications, such as those offered by the Company, which could have a material adverse effect on the Company's business and results of operations.



   PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings

        On November 2, 1998, the Company was served with a lawsuit filed against it by Security Dynamics Technologies, Inc. alleging patent infringement. The Company believes that it is protected by its patents and that this lawsuit is without merit.

   Item 2.   Changes in Securities.  None.

   Item 3.   Defaults upon Senior Securities.  None.

   Item 4.   Submission of Matters to a Vote of Securityholders.  None.

   Item 5.   Other Information

   Discretionary Proxy Voting Authority/Stockholder Proposals

   On May 21, 1998, the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities Exchange Act of 1934. The amendment to Rule 14a-4(c)(1) governs the Company's use of its discretionary proxy voting authority with respect to a stockholder proposal which the stockholder has not sought to include in the Company's proxy statement. The new amendment provides that, if a proponent of a proposal fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

   With respect to the Company's 1999 Annual Meeting of Stockholders, if the Company is not provided notice of a stockholder proposal, which the stockholder has not previously sought to include in the Company's proxy statement by April 3, 1999, the management proxies will be allowed to use their discretionary authority as outlined above.

   Item 6.   Exhibits and Reports on Form 8-K

        a) The following exhibits are filed with this Form 10-Q or incorporated by reference as set forth below:

    Exhibit
    Number  Description

        27  Financial Data Schedule.
   ___________________________

   (b)  Reports on Form 8-K

        No reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 1998.

                                SIGNATURES
        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 1998.

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