Form 10-K
period 1998-12-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 1999-04-15
CIK 1044777

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                         _________________________

                                 FORM 10-K
               FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
        SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   (Mark One)

   [ X ]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13   OR  15(D)  OF  THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                    or
    [    ]   TRANSITION REPORT PURSUANT  TO SECTION 13  OR 15(D) OF  THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO __________

                     Commission file number 000-24389

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

          Securities registered pursuant to Section 12(b) of the Act:
                                   None
          Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock, par value $.001 per share

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

   As of April 14, 1999, 24,472,430 shares of the Company's Common Stock, $.001 par value per share ("Common Stock"), were outstanding. On that date, the aggregate market value of voting and non-voting common equity (based upon the last sale price of the Common Stock as reported on the Over-the-Counter Bulletin Board on April 14, 1999) held by non-affiliates of the registrant was $54,079,641 (13,110,216 shares at $4.125 per share).

                    DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant's definitive proxy statement for the
                       Annual Meeting of Stockholders to be held
    June 15, 1999 are to be incorporated by reference into Part III of this Form 10-K.

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

   Item 1 - Description of Business

   General Description of Business

        VASCO Data Security International, Inc., a Delaware corporation (the "Company" or "VASCO"), was incorporated on July 15, 1997 and is the successor to the operations of VASCO Corp. (see "1998 Reorganization _ Exchange Offer"). Its executive office is located at 1901 South Meyers Road, Suite 210, Oakbrook Terrace, Illinois 60181; (630) 932-8844. On March 20, 1998, the Company's Common
   Stock, $.001 par value per share (the "Common Stock") was approved for trading on the Over-the-Counter Bulletin Board system with the symbol: VDSI.

        The Company, through its operating subsidiaries, designs, develops, markets and supports open standards-based hardware and software security systems which manage and secure access to information assets.

        This report contains the following trademarks of the Company, some of which are registered: VASCO, AccessKey, VACMan Server and VACMan/CryptaPak, AuthentiCard and Digipass.

        1998 Reorganization - Exchange Offer

        The Company was organized in 1997 as a subsidiary of VASCO Corp., a Delaware corporation ("VASCO Corp."). Pursuant to an exchange offer (the "Exchange Offer") by the Company for securities of VASCO Corp. that was completed March 11, 1998, the Company acquired 97.7% of the common stock of VASCO Corp. Consequently, VASCO Corp. became a subsidiary of the Company, with the remaining 2.3% of VASCO Corp. shareholders representing a minority interest.
   On October 28, 1998, this minority interest was merged into the Company and VASCO Corp. ceased to exist.

        For purposes of the discussion of the general business of the Company below, references to the "Company" shall refer to VASCO Corp. for periods prior to March 11, 1998, the date on which VASCO Corp. became a subsidiary of VASCO.

        Prior Organizational History

        The Company is essentially a holding company that conducts its business through operating subsidiaries in the United States and Europe.

        The Company presently has two operating subsidiaries. VASCO Data Security, Inc. ("VDS"), a Delaware corporation headquartered in Oakbrook Terrace, Illinois, is owned directly by the Company. The Company's other operating subsidiary, VASCO Data Security NV/SA ("VDS NV/SA"), is a Belgian corporation headquartered in a suburb of Brussels, Belgium. VDS NV/SA is owned by the Company's European holding company subsidiary, VASCO Data Security Europe SA ("VDSE"). VDS and VDS NV/SA are engaged in the design, development, marketing and support of open standards-based hardware and software based security systems which manage and secure access to information assets and also provide products that permit their customers to encrypt data.

   [company organization chart]


   *  One share held by T. Kendall Hunt.


        VDS. In November 1989, a Utah corporate predecessor of the Company acquired an option to purchase a controlling interest in ThumbScan, Inc. ("ThumbScan"). The Company acquired a controlling interest in ThumbScan in January 1991, and in December 1991 VASCO Data Security International, Inc. increased its holdings in
   ThumbScan. VASCO subsequently acquired the remaining shares of ThumbScan. In July 1993, ThumbScan was renamed VASCO Data Security, Inc.

        VDS NV/SA. VASCO Data Security NV/SA ("VDS NV/SA") is a combination of two European companies (Lintel Security NV and Digipass SA) acquired by the Company, through VDSE, in 1996, and accounts for a substantial portion of VASCO's consolidated revenues.

        Acquisition of Lintel Security. In 1996, the Company began a significant expansion of its computer security business by acquiring a 15% interest in Lintel Security NV ("Lintel Security"). Lintel Security, a newly formed Belgian corporation, concurrently purchased from Lintel NV, a Brussels, Belgium based company, certain assets associated with the development of security tokens and security technologies for personal computers ("PCs"), computer networks and telecommunications systems using Data Encryption Standard ("DES") and Rivest, Shamir, Adelman ("RSA") cryptographic algorithms. The Company acquired the remaining 85% of Lintel Security in June 1996. At the time of acquisition of Lintel NV's assets by Lintel Security, Lintel NV was a competitor of the Company in Europe. The purchase price paid for Lintel Security was approximately $4.4 million, and was paid in cash, shares of VASCO common stock, and VASCO warrants and convertible notes.

        Acquisition of Digipass. In July 1996, the Company acquired the stock of Digipass SA ("Digipass") for an aggregate purchase price of $8.2 million. Digipass, based in a suburb of Brussels, was also a developer of security tokens and security technologies for PCs, computer networks and telecommunications systems using the DES cryptographic algorithm. At the time of acquisition, Digipass was a competitor of the Company in Europe.

        Prior to the Company's acquisition of Digipass, certain assets and liabilities of the interactive voice response ("IVR") business of Digiline SA, an integrator of IVR products based in Belgium, were transferred to Digipass. Digipass' IVR products were used primarily in telebanking applications and incorporate authentication and access control technology. During 1997, VDS NV/SA sold the IVR business for approximately $200,000.

        In January 1997, Digipass changed its name to "VASCO Data Security NV/SA." Concurrent with this event Lintel Security's operations were consolidated with those of VDS NV/SA at a single location near Brussels.

        The Company 's original business was providing consulting, training and software services to companies and government agencies. These services were marketed as VASCO Performance Systems ("VPS"). In 1996, management determined that the Company should focus its energies and resources on the data security industry, where it believed significant growth and profit potential existed. Accordingly, on August 20, 1996, the Company sold the assets of VPS and withdrew from the consulting and technical training business.


   Financial Information about Industry Segments

        During each of the last three fiscal years, the Company has operated in only one industry segment.

   Financial Information Relating to Foreign and Domestic Operations and Export Sales

        See Note 10 to VASCO Notes to Consolidated Financial Statements for certain information about foreign and domestic operations and export sales.

   Narrative Description of the Business

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

        As of December 31, 1998, the Company had over 2.6 million security token devices, its primary product line, in use. The Company's security products are sold primarily to value-added resellers and distributors, and to a lesser extent end-users.

        The Company has embarked upon an aggressive campaign to expand its distributor and reseller network. Distributors and resellers that have entered into agreements with the Company's operating subsidiaries include, among others, Concord-Eracom Nederland BV, Protect Data Norge AS, Sirnet AB, All Tech Data Systems, Inc., Clark Data Systems, Inc. and HUCOM, Inc.

        Representative end-users of the Company's products include ABN-AMRO Bank, First Union National Bank N.A., Generale Bank, Artesia Bank N.V. (formerly Banque Paribas Belgigue S.A.), Rabobank, S-E Banken, Volvo Data North America, Inc., France Telecom, Manitoba Telephone and Andrew Corp.

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

        Enterprise Security. With the advent of personal computers and distributed systems in the form of wide area networks ("WANs"), intranets which connect users in disparate facilities, local area networks ("LANs"), which connect users located in a single facility and the public network known as the Internet/ World Wide Web (the "Internet"), and other direct electronic links, many organizations have implemented applications to enable their work force and third parties, including vendors, suppliers and customers, to access and exchange data. As a result of the increased number of users having direct and remote access to enterprise networks and data, including a growing number of mobile computer users and telecommuters that perform some or all of their work from home or other remote locations, data has become increasingly vulnerable to unauthorized access.
        Unauthorized access can range from users who are authorized to access portions of an enterprise's computing resources accessing unauthorized portions, to hackers who have no legitimate access breaking  into  a  network  and  stealing  or  corrupting  data.  The consequences of such unauthorized access, which can often go undetected, can range from theft of proprietary information or other assets to the alteration or destruction of stored data. As a result of unauthorized access stemming from the increased use of enterprise-wide computing and remote access, network security has become a primary concern to most companies that use and rely on data. This increased attention to data security has stimulated demand for data security products. The Company believes that enterprises are seeking solutions which will continue to allow them to expand access to data while maintaining adequate security.

        Consumer Security. In addition to the need for enterprise-wide security, the proliferation of PCs in both home and office, combined with widespread access to the Internet, have created significant opportunities for electronic commerce such as electronic bill payment, home banking and home shopping. All of these activities are primarily based on the use of the Internet. According to published reports, the growth in the number of Internet users worldwide is expected to increase from approximately 28 million in 1996 to approximately 175 million by the end of 2001.

        The public generally perceives that there is a risk involved in using credit cards to make purchases via the Internet and this perception has hampered the development of consumer-based electronic commerce. Accordingly, the Company believes that successful expansion of electronic commerce requires the implementation of improved security measures which accurately identify users and reliably encrypt data transmissions over the Internet.

        Products

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

         AccessControl: Includes firewalls, which limit a user's access to data to only that data which he or she is authorized to access, and authorization and accounting systems, which also limit access to data and keep track of a user's activities after access has been granted.

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

        The third authentication method identifies what the user has, generally a physical device or token intended for use by that specific user. Tokens are small devices ranging from simple credit card-like devices to more complex devices capable of generating time-synchronized challenge/ response access codes. Early examples of simple tokens include building access passes.

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

        The Company's Solution

        To date, most approaches to network security have been limited in scope and have failed to address critical aspects of data security. The Company believes that an effective enterprise-wide solution must address and assimilate issues relating to the following: ease of use and administration, reliability, interoperability with heterogeneous enterprise environments and existing customer applications, and scaleability. The Company also believes that, in order to capitalize on this growing market need for enterprise-wide security solutions, network security products must embody both hardware and software components and provide an industry-accepted, open standards-based solution.

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

            (ii)       It  has incorporated the  two most widely  known
                and accepted algorithms - the DES and RSA algorithms - into its products and has sought to refine its offering of single-function, multi-function, challenge/response, response only and digital signature security token products. The Company believes that its combination of software and hardware products provide security with added speed, cryptographic functionality, reliability and flexibility not attainable with software-only programs. Its products provide two-factor authentication requiring the authorized user to possess both the token and the appropriate PIN.

             (iii)      In  addition  to  providing  identification  and
                authentication features in its security products, the Company has included accounting and auditing features that allow customers to track and analyze all user access and attempted access to network systems. This permits easier customer implementation and monitoring of corporate security policies.

             (iv)       The  Company has designed  its security  systems
                to support various platforms - such as Windows NT and Unix - thereby allowing customers to ensure the same security for remote users as is provided to office-based users.

             (v)   The Company has sought to design products that are easy
                to use and competitively priced. It also is increasing its customer support capabilities to ensure the smooth installation and maintenance of its systems.

        As a result of this approach, the Company believes that it has positioned itself to market a new generation of open standards-based hardware and software security systems, including those designed to provide security to Internet users, and it intends to continue to grow to provide a full range of identification and authentication and other security products.

        Security Token Products. Generally, the Company's challenge/response tokens work as follows: when a user logs onto a computer or enters a program or network with a user ID, the computer generates a numeric or alphanumeric challenge and displays both the challenge and a flashing bar pattern on the terminal screen. The user holds a token up to the flashing pattern on the screen, and the token reads and interprets the pattern and then displays a unique, or one-time, password on its liquid crystal display. The user then enters this password on the computer keyboard and, if a match exists, access to the computer, program or network is granted. If the terminal screen is not able to display a flashing bar pattern, the user can enter the numeric or alphanumeric challenge into the keypad on the token. PIN protected break-in attempts to unlock the key are tracked by the token internally. After a pre-programmed number of invalid attempts, the token will be locked out of the system until an authorized administrator provides an unlock code to reset the token.

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

        The Company's security tokens include a family of devices known as Digipass. During the first quarter of 1998, the Company began full production and shipping of its Digipass 300, which is an optical, hand-held multiple-mode security token capable of operating in time-synchronous response only, challenge/response and time synchronous challenge/response modes and of performing digital signature functions. In addition to the Digipass 300, the Company also offers the Digipass 500, a time-synchronous response only token that generates a one-time password, to authenticate users of PCs and networks and to verify data transmissions by electronic signature.

        Smartcards are also emerging as viable security devices. The Company currently offers a smartcard product, VACMan/CryptaPak, that combines two authentication standards on one smartcard. VACMan/CryptaPak is a standards based smartcard solution that secures Internet applications based on the X.509 authentication standard and also secures remote dial-in access based on the RADIUS authentication standard. It includes a smartcard, smartcard reader and software that enables Netscape Communications Corporation's Communicator to authenticate users via the X.509 certificate standard and software that enables remote dial-in users to be authenticated via the RADIUS authentication standard.

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

        The Company's Strategy

        The Company's objective is to establish itself as a "best of breed" solutions vendor and to become a leader in the data security market. The Company's growth is largely dependent on the successful implementation of its business strategy. There can be no assurance that the Company will be able to successfully implement its business strategy or that, if implemented, such strategy will be successful. Key elements of the Company's strategy for achieving this objective are listed below:

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

        Expand Product Line. The Company plans to continue to broaden its line of security products to meet its customers' needs. The Company intends to accomplish this by continuing to develop identification and authentication expertise, as well as by seeking strategic relationships and acquiring complementary assets or businesses.

        Expand Global Presence. The implementation of data security products for electronic banking in the European market has become widespread and as a result, the market for the Company's products has grown more quickly in Europe than in North America. Sales by the Company's European subsidiary, VDS NV/SA, and its U.S. subsidiary, VDSI, represented 81% and 19%, respectively, of the Company's total revenue for the year ended December 31, 1998. Nevertheless, sales to U.S. customers represented just 6% of the Company's sales for the year ended December 31, 1998. The Company believes that there are significant opportunities for its products in the developing North American market and further believes it is well positioned to take advantage of this growing market. The Company intends to maintain and expand its leadership role in the identification, authentication, authorization and accounting markets in Europe and to leverage its European expertise to introduce and promote the Company's identification, authentication, authorization and accounting products to the North American and other global markets. Enterprises that allow remote access to proprietary databases or information, or need to ensure secure data transmission for purposes of electronic commerce (including via the Internet), are potential customers for the Company's security products. The Company intends to pursue these potential customers through its growing network of distributors and resellers.

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

        Some of the distributors and resellers that have entered into agreements to distribute the Company's products in various strategic markets include:

      EUROPE                   NORTH AND SOUTH AMERICA       ASIA

   Concord-Eracom Nederland BV All Tech Data Systems, Inc.   HorizonSystems
   (Netherlands)               (Midwestern United States)    (Hong Kong)

   Telindus                    Unis Lumin                    HUCOM
   (Belgium)                   (Canada)                      (Japan)

   Secureware                  Excelsys, SA
   (France)                    (Chile)

   Sirnet AB                   Latin Ware Ltda.
   (Scandinavia)               (Colombia)

   Q&I Electronics             Sistemas Efficientes SA
   (Netherlands)               (Guatemala)

        Develop Strategic Relationships. To accomplish its strategic goals, the Company has established and is developing strategic relationships with other vendors of complementary security products and may seek to acquire complementary assets or businesses. Also, the Company has identified vendors of security or remote access products that relied solely on static passwords that the Company believes its products can enhance. During 1998, the Company entered into a strategic partnership with Lernout & Hauspie Speech Products NV ("L&H"), a worldwide market leader in speech and linguistic technologies, products, and services.

        The Company also has entered into co-development agreements with certain companies to gain access to technology critical to the acceptance and adoption of the Company's technology and products. As an example, the Company entered into a co-development agreement with SHIVA Corp., a leader in remote access communications equipment, pursuant to which the Company licensed from SHIVA Corp. a generic security server. The resulting product, VACMan, enables the Company's technology and products to be inserted into virtually any organization that allows remote dial-in access to its computer networks.

        The Company's Security Products

        The Company's family of hardware products include time-synchronous response only, challenge/response and time-synchronous challenge/response user authentication token devices or security tokens. As of December 31, 1998, the Company had over 2.6 million security tokens (AccessKey II, AuthentiCard, Digipass 300 and Digipass 500) in use. In addition, the Company offers a smartcard security token that uses the challenge/ response mode and the X.509 certificate authentication standard. The Company also designs, develops and markets encryption chips and encryption boards through a division called Cryptech. The primary customers of the Cryptech products are OEMs of telecommunications equipment that require real time encryption.

        All the Company's security tokens can be used with its software authentication server, VACMan, to provide a complete identification, authentication, authorization and accounting security system. VACMan supports each of the Company's security devices and permits users to centralize their security systems in a single server or network of servers. It is designed for small, medium and large enterprises and Internet service providers, and it provides a centralized and flexible solution for managing network access. VACMan is scalable for large remote access systems and a single server can support numerous distributed network access servers.

        The Company also offers numerous additional products to extend the security services of VACMan/Server to platforms and/or applications that do not yet support the RADIUS protocol. Examples of such products are VACMan/Client NT, VACMan/Client IIS (Microsoft Web Server), and VACMan/Client Solaris. In addition the Company offers workstation software to enhance network connections when using advanced products like Digipass 300 or VACMan/CryptaPak. These products have unique workstation requirements to generate a terminal flash pattern for the security tokens and to communicate to a smartcard reader attached to the workstation in the case of VACMan/CryptaPak.

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

        Intellectual Property and Proprietary Rights

        The Company relies on a combination of patent, copyright, trademark and trade secret laws, as well as employee and third-party non-disclosure agreements to protect its proprietary rights. In particular, the Company holds several patents in the United States and a corresponding patent in certain European countries, which cover certain aspects of its technology. The majority of its patents cover the Company's AccessKey II, Digipass 300, Digipass 500 and AuthentiCard tokens. The U.S. patents expire between 2003 and 2010; the European patent expires in 2008. The Company believes these patents to be valuable property rights and relies on the strength of its patents and trade secret law to protect its intellectual property rights. To the extent that the Company believes its patents are being infringed upon, it intends to assert vigorously its patent protection rights, including but not limited to, pursuing all available legal remedies.

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

        In November 1998, the Company was served with a lawsuit filed against it by Security Dynamics Technologies, Inc. alleging patent infringement. While the Company believes that it is protected by its patents and that this lawsuit was without merit, it was determined to be in the best interests of the Company to resolve this lawsuit in a timely manner. Therefore, on April 6, 1999, Security Dynamics Technologies, Inc., the Company and VASCO Data Security, Inc. announced settlement on confidential terms of the claims that each of the companies had raised in litigation filed during 1998. In addition, the Company is from time to time involved in litigation incidental to the conduct of its business. Except for the foregoing lawsuit, the Company is not a party to any other lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial condition or results of operations.

        Research and Development

        The Company's research and development efforts are concentrated on product enhancement, new technology development and related new product introductions. The Company employs 11 full-time engineers and, from time to time, independent engineering firms to conduct non-strategic R&D efforts on its behalf. For the fiscal years ended December 31, 1996, 1997 and 1998, the Company expended $575,000, $1,802,000, and $1,788,000, respectively, on R&D, representing approximately 5.6%, 14.6%, and 11.9% of consolidated revenues for 1996, 1997 and 1998, respectively.

        Production

        The Company's security hardware products are manufactured by third parties pursuant to purchase orders issued by the Company. Its hardware products are comprised primarily of commercially available electronic components which are purchased globally. The Company's software products are controlled in-house by Company personnel and can be produced either in-house or by several outside sources in North America and in Europe. At December 31, 1998, the Company had firm purchase orders from customers for an aggregate of 464,000 AccessKey II, AuthentiCard, Digipass 300 and Digipass 500 security token units, exclusive of the units shipped under those orders as of that date.

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

        AccessKey   II   uses    a   custom-designed   and    fabricated
   microprocessor which is currently available from a single source, Micronix Integrated Systems, in the United States. The Company does not have a long-term contract with Micronix, but rather submits blanket purchase orders for the AccessKey II microprocessor. AccessKey II production was reduced during 1998 and ceased full production during the first quarter of 1999, as production of Digipass 300 increased, which employs a widely available microprocessor.

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

        The Company purchases the majority of its product components and arranges for shipment to third parties for assembly and testing in accordance with design specifications. The Company's three security token products are assembled exclusively by two independent companies, each of which is based in Hong Kong. Purchases from one of the companies are made on a purchase order by purchase order basis. Purchases from the other company are under a contract that extends to January 21, 2000, with automatic one-year renewals and subject to termination on six months notice. Each of these companies assembles the Company's security tokens at facilities in mainland China. One of the companies also maintains manufacturing capacity in Hong Kong. Equipment designed to test product at the point of assembly is supplied by the Company and periodic visits are made by Company personnel for purposes of quality assurance, assembly process review and supplier relations.

        Competition

        The market for computer and network security solutions is very competitive and, like most technology-driven markets, is subject to rapid change and constantly evolving products and services. The industry is comprised of many companies offering hardware, software and services that range from simple locking mechanisms to sophisticated encryption technologies. The Company believes that competition in this market is likely to intensify as a result of increasing demand for security products. The Company's competition comes from a number of sources, including (i) software operating systems suppliers and application software vendors that incorporate a single-factor static password security system into their products, and (ii) token-based password generator vendors promoting response only and/or challenge/ response technology, such as ActivCard, Inc., AXENT Technologies, Inc. CRYPTOCard, Inc., Leemah DataCom Security Corporation, Racal-Guardata, Inc., Secure Computing Corp., and Security Dynamics Technologies, Inc.

        In some cases, these vendors also support the Company's products and those of its competitors. The Company also may face competition in the future from these and other parties that develop computer and network security products based upon approaches similar to or different from those employed by the Company.

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

        Many of the Company's present and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than the Company, and as a result, may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of products, or to deliver competitive products at a lower end user price. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire significant market share.

        The Company's products are designed to allow authorized users access to a computing environment, in some cases using patented technology as a replacement for the static password. Although certain Company security token technologies are patented, there are other organizations that offer token-type password generators incorporating challenge-response or response only approaches that employ different technological solutions and compete with the Company for market share.

        Sales and Marketing

        The Company's computer and network security products are marketed primarily through an indirect sales channel and distribution network and, to a lesser extent, directly to end-users. The Company markets its products primarily in North America, Europe and Asia-Pacific through a combination of value-added resellers, original equipment manufacturers, independent distributors and direct sales efforts. A sales staff of 20 coordinates sales through the distribution network and makes direct sales calls either alone or with sales personnel of vendors of computer systems. The sales staff also provides product education seminars to sales personnel of vendors and distributors with whom the Company has working relations and to potential end-users of the Company's products.

        In January of 1997, the Company introduced the VASCO Advantage Reseller ("VAR") program. The goal of this program is to expand the Company's marketing channels by engaging companies already proficient in reselling computer network products and security solutions to distribute the Company's products. The Company works with these value added resellers, resellers, OEM's and distributors (collectively referred to as "Resellers") through its United States and European operating subsidiaries, VDSI and VDS NV/SA. VDSI, which is primarily responsible for North America, South America and Japan, started in 1997 with one Reseller. Since January 1, 1997, arrangements have been made with 54 additional Resellers, for a total of 55. VDS NV/SA, which is generally responsible for developing sales in the remainder of the world, had an existing base of 17 Resellers prior to the announcement of the VAR program. Since January 1, 1997, VDS NV/SA has engaged an additional 44 Resellers, for a total of 61.

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

        The Company's products are subject to export restrictions and controls as administered by the National Security Agency, the Department of State and the Department of Commerce. Encryption products are eligible for export depending upon the level of encryption technology incorporated into the product. U.S. export laws also prohibit the export of encryption products to a number of specified hostile countries. Until recently, the Company did not need to obtain U.S. export licenses for its products. However,
   VACMan/CryptaPak, introduced to the Company product line in August 1997, requires a License Exception (i.e., authorization to export, under stated conditions, subject to Export Administration Regulations). The Company believes it is able to obtain License Exceptions for its VACMan/CryptaPak product for sales to international banking and financial institutions.

        The Company's core authentication products, AccessKey II, Digipass 300, and Digipass 500 do not, nor are they likely to, fall under U.S. encryption export control regulations. Although all of the Company's authentication products utilize encryption technologies, the products cannot read and encrypt client data. Thus, they are not subject to the U.S. encryption export control regulations.

        Similarly, VDS NV/SA, the Belgian operating subsidiary of the Company, is subject to export licensing requirements under Belgian law. The inability of VDS NV/SA to obtain required approvals or licenses under Belgian law also could have a material adverse effect on the Company's financial condition or results of operations.
   The Belgian export of VDS NV/SA's cryptographic products, consisting of DES and RSA microprocessors and PC/DES and RSA cards (including software development kit(s)), is subject to European Community regulations. VDS NV/SA's cryptographic products are considered to be "goods of dual use" under those regulations, i.e., goods that can be used for both civil and military purposes. As such, a national individual export license is required for their export, except to Luxembourg and the Netherlands. Only the VDS NV/SA products that perform encryption of data for confidentiality reasons require an individual export license, and VDS NV/SA has obtained such licenses for the export of these products.

        VDS NV/SA, as owner and exporter of the cryptographic products, must apply to the Belgian Ministry of Economic Affairs for an export license for each company to which it exports such products. An export license is valid for one customer for one year from the date of issue. It can be reused for several consecutive deliveries to that customer until the total export quantity, as indicated on the license, has been exhausted. If the quantity is not completely exported during the one year license period, the license can be renewed once for another year. VDS NV/SA applies for such licenses for customers that wish to purchase cryptographic products.

        Customers and Markets

        Customers for the Company's security products include, to some extent, businesses that purchase products directly from the Company for use by their employees, clients or vendors, but the majority are value-added resellers or distributors of related security products or services who in turn sell to other businesses.

        To date, virtually all of the Company's security products have been sold in Europe. Sales to one European distributor, Sirnet, accounted for 20% of the Company's consolidated revenues in 1998. Additionally, Rabo Bank and Concord-Eracom Nederland NV each accounted for approximately 16% and 13% of the Company's total revenues, respectively. The Company is aware of the risks associated with this degree of customer concentration and expects to reduce its reliance on these customers in 1999 and beyond.

        Backlog

        At December 31, 1998, the Company had firm purchase orders from customers for an aggregate of $9,567,000 of Authenticard, Digipass 300 and Digipass 500 security token units, exclusive of the units already shipped under such purchase orders as of December 31, 1998. This compares to a balance of $8,643,000 as of December 31, 1997.

        Employees

        As of December 31, 1998, the Company employed 54 full-time employees and 6 full-time consultants. Of these, 27 were located in North America and 33 were located in Europe. Of the 60 total, 35 were involved in sales, marketing and customer support, 13 in product production, research and development and 12 in administration.

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

        The Company's European administrative, sales and marketing, research and development and support facilities are located in Belgium in an industrial park in a southwestern suburb of Brussels. These facilities consist of approximately 10,000 square feet of office space which are occupied under a lease expiring in July of 1999. Upon the termination of the current lease, the Company has arranged a lease for facilities consisting of approximately 20,000 square feet of office space located in a suburb of Brussels, for a term of six years. This lease had not yet been signed.

   Item 3 _ Legal Proceedings

        During 1998, the Company was served with a lawsuit filed against it by Security Dynamics Technologies, Inc. alleging patent infringement. On April 6, 1999, Security Dynamics Technologies,
   Inc., the Company and VASCO Data Security, Inc. announced a settlement on confidential terms of the claims that each of the companies had raised in litigation filed last year.

         In addition, the Company is from time to time involved in litigation incidental to the conduct of its business. Except for the foregoing lawsuit, the Company is not a party to any other lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial condition or results of operations.

   Item 4 _ Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders during the fourth quarter of 1998, through solicitation of proxies or otherwise.

                                  PART II

   Item  5  -  Market  for   Registrant's  Common  Equity  and   Related
   Stockholder Matters

        There was no established public market for the Common Stock in 1997. On March 20, 1998, the Common Stock was approved for trading on the NASD Electronic Bulletin Board system under the symbol "VDSI."

        On April 14, 1999, the closing sale price for the Common Stock on the Over-the-Counter Bulletin Board was $4.125 per share. Such Over-the-Counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent an actual transaction. On March 31, 1999, there were approximately 1,500 holders of record of the Common Stock.

        Prior to March 23, 1998, shares of VASCO Corp. common stock were quoted on the OTC-BB under the symbol "VASC." Since March 23, 1998, the Common Stock has been quoted on the OTC-BB under the symbol "VDSI." The following table sets forth the high and low closing bid quotations for the securities and periods indicated within the past two fiscal years.

      VASCO Corp. common stock                     High   Low
   1997
     First Quarter                                  5 7/8      3 7/16
     Second Quarter                                 4 5/8      2 1/4
     Third Quarter                                  5 7/16     2 3/8
     Fourth Quarter                                 7          2 15/16

   1998
     First Quarter                                  7 1/4      4 3/16
     Second Quarter                                12 11/32    5 3/8
     Third Quarter                                  7 1/4      2 3/4
     Fourth Quarter (through October 27, 1998)      3 7/16     2 3/4

            Common Stock
   1998
     First Quarter                                  6          4
     Second Quarter                                 9          3
     Third Quarter                                  7 1/8      3
     Fourth Quarter                                 4          2 1/2

        On October 28, 1998, the last sale price quoted on the OTC BB was 3 1/4. The above quotations represent prices between dealers and do not include retail markups or markdowns or commissions. They may not necessarily represent actual transactions.

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

   Item 6 - Selected Financial Data
   (in thousands, except per share data)(1)(2)

                                       Year Ended December 31,
                             ---------------------------------------------
                             1994    1995     1996     1997(2)     1998
                             ----    ----     ----     -------     ----
   Statement of Operations
   Data:
   Total revenues           $2,693  $3,695  $10,192    $12,302    $15,016
   Operating income(loss)      192    (534)  (8,658)(3) (3,935)(4) (1,210)
   Net income (loss)
   available to
     common stockholders        30    (465)  (9,349)(3) (5,998)(4) (3,649)
   Basic and diluted
   income (loss) per
     common share                -   (0.03)   (0.53)(3)  (0.31)(4)  (0.18)

   Shares used in computing
      per share amounts     14,260  14,817   17,533     19,106     20,431

                                              December 31,
                             ---------------------------------------------
                             1994    1995     1996      1997      1998
   Balance Sheet Data:       ----    ----     ----      ----      ----
   Cash                   $    38 $   745  $  1,814  $  1,898   $ 1,523
   Working capital            764   1,074     4,902      (555)   (3,086)
   Total assets             2,111   2,414    12,368     8,376     9,101
   Long term obligations,
   less current portion        60       7     9,114     8,443     8,436
   Common stock subject to
       redemption               -     371       742       495         -
   Stockholders' equity
       (deficit)            1,364     966    (1,205)   (6,865)   (9,646)

        For a discussion of factors that affect the comparability of the financial information set forth above, such as significant acquisitions undertaken by the Company, the disposition of the Company's VASCO Performance Systems line of business in 1996, and the significant costs incurred during 1997 related to the Exchange Offer, see Item 7 _ "Management's Discussion and Analysis of Financial Condition and Results of Operations."
   ___________________________
   (1) Represents the financial information of VASCO Corp. prior to March 11, 1998, as the Company had not begun operations until the Exchange Offer.

   (2) Includes the results of operations of Lintel Security from March 1996 and Digipass from July 1996; see "Financial Statements."

   (3) Includes a pretax charge for acquired in-process research and development of $7,351.

   (4) Includes legal, accounting and printing costs of approximately $1,218 related to preparing for the Exchange Offer that was completed in March 1998.


   Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of
   Operations are forward-looking statements. All forward-looking statements included herein are based on information available to the Company on the date hereof and assumptions which the Company believes are reasonable. The Company does not assume any obligation to update any such forward-looking statements. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Form 10-K and the Company's other filings with the Securities and Exchange Commission.

        On March 11, 1998, VASCO Data Security International, Inc. (the "Company") successfully completed its offer (the "Exchange Offer") to exchange the VASCO Corp.'s shares, options, and warrants for the Company's shares, options and warrants. Because the Company was a non-operating subsidiary of VASCO Corp. prior to the completion of the Exchange Offer (which occurred on March 11, 1998), the discussion of results contained herein relates to the results of VASCO Corp. and its subsidiaries for periods prior to March 11, 1998 and the Company after March 11, 1998. As previously noted, VASCO Corp. merged into the Company effective October 28, 1998.

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

        Revenues from sales of security tokens, specifically the AccessKey II and Digipass tokens, continue to represent the majority of the Company's total revenues. In excess of 80% of VDS's sales for 1996, 1997 and 1998 were comprised of security token devices, with Concord-Eracom Nederland BV accounting for 97%, 92% and 70% of VDS's sales in 1996, 1997 and 1998, respectively. On a consolidated basis, the percentages for 1996, 1997 and 1998 were 44%, 16% and 13%, respectively, including revenues relating to the Lintel Security and Digipass operations from their respective acquisition dates in 1996. It is expected that consolidated sales to other customers and markets will increase and, assuming this occurs, the degree of concentration attributable to this major customer will decrease. However, the Company expects that this major customer will continue to be a meaningful contributor to the Company's revenues and earnings for the foreseeable future. In 1998, for example, Concord-Eracom Nederland BV placed an additional $2.5 million order with VDS. Consequently, the unforeseen loss of this customer's business, or the inability to maintain reasonable profit margins on sales to this customer, may have an adverse effect on the Company's results of operations and financial condition.

        Although the Company believes it is likely that sales of security tokens, including the Digipass 300, will continue to account for a majority of the Company's total revenues for the foreseeable future, the Company also believes that revenues from sales of its other hardware and software data security products, including the additional product offerings made possible by the Lintel Security and Digipass acquisitions, will continue to increase in the future.

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

        Once technological feasibility has been established, ongoing development costs incurred prior to actual sales of the subject product are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." Product development costs are capitalized on a product-by-product basis and are amortized by the greater of (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (ii) the straight-line method over the remaining estimated economic life of the product. The remaining estimated economic life of these products are reviewed at least quarterly.

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

        Currency Fluctuations. The majority of the supply and sales transactions of VASCO Data Security, Inc. are denominated in U.S.
   dollars, whereas many of the supply and sales transactions of VDS NV/SA are denominated in various foreign currencies. In order to reduce the risks associated with fluctuations in currency exchange rates, VDS NV/SA began in September 1997 to buy U.S. dollars based on three to six months estimated future needs for U.S. dollars, has developed price lists denominated in both U.S. dollars and foreign currencies, and endeavors to denominate its new supply and sales transactions in U.S. dollars. During 1997, VDS NV/SA purchased $300,000 in U.S. dollars to cover purchases of supplies. This balance proved sufficient to meet VDS NV/SA's needs during 1998 as well. VDS NV/SA has also continued to match the timing of delivery, amount of product and the currency denomination of purchase orders received from vendors with sales orders to customers.

   RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenues for the years ended December 31, 1996, 1997 and 1998.

                                    Percentage of Revenue
                                   Year Ended December 31,
                                 --------------------------
                                   1996    1997    1998
                                   ----    ----    ----
   Revenues                       100.0%  100.0%  100.0%
   Cost of goods sold              57.6    51.1    46.3
                                   ----    ----    ----
   Gross profit                    42.4    48.9    53.7
   Operating costs:
     Sales and marketing           13.8    27.5    29.1
     Research and development       5.6    14.6    11.9
     General and administrative    35.8    38.8    20.8
     Acquired in-process research
        and development            72.1      -       -
                                   ----    ----    ----
       Total operating costs      127.3    80.9    61.8
                                  -----    ----    ----
   Operating loss                 (84.9)  (32.0)   (8.1)
   Interest expense                (3.4)   (9.3)   (9.7)
   Other expense, net              (0.4)   (1.8)   (2.0)
                                   ----    ----    ----
   Loss before income taxes       (88.8)  (43.1)  (19.8)
   Provisions for income taxes      1.4     4.9     4.6
                                   ----    ----    ----
   Net loss                       (90.7)  (48.0)  (24.4)
                                   ====    ====    ====

   The following discussion is based upon the Company's consolidated results of operations for the years ended December 31, 1998, 1997 and 1996. References to "VASCO" represent the consolidated entity. References to "VASCO NA" represent VASCO Corp. and VDS, excluding the acquisition of Lintel Security and Digipass. References to "VASCO Europe" mean the operations of Lintel Security and Digipass following their acquisition by VASCO. (Percentages in the discussion are rounded to the closest full percentage point.)

   1998 COMPARED TO 1997

   The following discussion and analysis should be read in conjunction with VASCO's Consolidated Financial Statements for the years ended December 31, 1998 and 1997.

   Revenues

        VASCO's consolidated revenues for the year ended December 31, 1998 were $15,016,000, an increase of $2,714,000, or 22%, as compared to the year ended December 31, 1997. VASCO Europe contributed $12,230,000 or 81% of total consolidated revenues, with VASCO NA contributing the remaining $2,786,000 or 19%. This increase is due to a strong performance from international operations, as the demand for Digipass 300 and Digipass 500 continues to grow, resulting in increased unit sales, as well as increasing orders with smaller quantities, resulting in less volume discounting on revenues. In addition, favorable currency exchange rates benefited the Company.

   Cost of Goods Sold

        VASCO's consolidated cost of goods sold for the year ended December 31, 1998 was $6,949,000, an increase of $662,000, or 11%, as compared to the year ended December 31, 1997. VASCO Europe's cost of goods sold was $5,550,000 or 80% of total consolidated cost of goods sold and VASCO NA was $1,399,000 or 20%. This increase is consistent with the increase in revenues for the year. The Company continues to benefit from efficiencies in the manufacturing process, as well as the increasing demand for products with a more favorable cost structure.

   Gross Profit

        VASCO's consolidated gross profit for the year ended December 31, 1998 was $8,067,000, an increase of $2,051,000, or 34%, over the year ended December 31, 1997. This represents a gross margin of 54%, as compared to 1997's consolidated gross margin of 49%. The increase in gross margin is due to efficiencies in manufacturing related to increasing volumes, an increase in the mix of higher margin products, as well as increasing orders with smaller quantities, resulting in less volume discounting on revenues.

   Sales and Marketing Expenses

        Consolidated sales and marketing expenses for the year ended December 31, 1998 were $4,368,000, an increase of $987,000, or 29%, over 1997. This increase can be attributed to increased sales efforts including, in part, increased travel costs, headcount, and an increase in marketing activities, including the development the new VASCO logo, Internet web page and other efforts.

   Research and Development Expenses

        Consolidated R&D costs for the year ended December 31, 1998 were $1,788,000, a decrease of $14,000, or 1%, as compared to the year ended December 31, 1997. This decrease can be attributed to higher spending in 1997 related to the acquisition/development of the VACMan product line, as well as a reduction in employees as compared to 1997, with increased use of temporary employees in 1998.

   General and Administrative Expenses

        Consolidated general and administrative expenses for the year ended December 31, 1998 were $3,120,000, a decrease of $1,648,000, or 34%, over 1997. This decrease can be attributed to the fact that the Company was preparing for the Exchange Offer during 1997, thus generating significant legal, accounting and printing expenses; the Exchange Offer was completed during March 1998. In addition, economies of scale began to be realized during 1997 as a result of the combination of the operations of Lintel Security and VASCO Data Security. The Company also had a favorable experience with regard to bad debt recovery and a reduction of certain legal fees associated with the Exchange Offer, which was recorded during 1998.

   Operating Loss

        VASCO's consolidated operating loss for the year ended December 31, 1998 was $1,210,000, compared to the consolidated operating loss of $3,935,000 for 1997, a decrease of $2,725,000, or 69%. Of the
   1998 loss, VASCO NA contributed a loss in the amount of $2,163,000 and VASCO Europe contributed income in the amount of $953,000.

   Interest Expense

        Consolidated interest expense in 1998 was $1,458,000 compared to $1,148,000 in 1997. The increase can be attributed to average borrowings in 1998 being higher than those of the previous year. See "Liquidity and Capital Resources" below.

   Income Taxes

        VASCO recorded tax expense for the year ended December 31, 1998 of $687,000, which consisted of a tax benefit of $2,500 for VASCO NA and tax expense of $689,500 for VASCO Europe.

        At December 31, 1998, the Company has United States net operating loss carryforwards approximating $7,434,000 and foreign net operating loss carryforwards approximating $1,092,000. Such losses are available to offset future taxable income at VASCO Data Security International, Inc. and its U.S. subsidiary and expire in varying amounts beginning in 2002 and continuing through 2018. In addition, if certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which could be utilized.

   Dividends and Accumulated Deficit

        VASCO paid dividends of $0 and $82,000 during the years ended December 31, 1998 and 1997, respectively. The 1997 dividend payments were attributable to 9,000 shares of VASCO Series B Preferred Stock issued in 1994. During 1997, all 9,000 shares of VASCO Series B Preferred Stock were converted into VASCO Data Security International, Inc. Common Stock.

        VASCO began 1998 with an accumulated deficit of $15,902,000. As a result of the 1998 net loss, this deficit has increased to $19,550,000.

   1997 COMPARED TO 1996

   The following discussion and analysis should be read in conjunction with VASCO's Consolidated Financial Statements for the years ended December 31, 1997 and 1996.

   Revenues

        VASCO's consolidated revenues for the year ended December 31, 1997 were $12,302,000, an increase of $2,110,000, or 21%, as compared to the  year  ended  December  31,  1996.  VASCO  Europe  contributed
   $9,518,000, or 77%, of total consolidated revenues, with VASCO NA contributing the remaining $2,784,000, or 23%. Revenues (and other operating results) attributable to VASCO Europe for 1996 are included only from the time of acquisition of Lintel Security and of Digipass. The increase in revenues can be attributed to the full-year effect of the acquisitions, as compared to a partial year in 1996, partially offset by a temporary reduction in shipments to Concord-Eracom Nederland BV during 1997. Concord-Eracom Nederland BV represented approximately $4,200,000 in revenue for 1996, as compared to $2,000,000 in 1997. VPS, the former technical and training unit which was sold in August of 1996, had revenues of $204,000 in 1996 and accounted for 4% of VASCO's revenues in 1996.

   Cost of Goods Sold

        VASCO's consolidated cost of goods sold for the year ended December 31, 1997 was $6,287,000, an increase of $416,000, or 7%, as compared to the year ended December 31, 1996. VASCO Europe's cost of goods sold was $4,929,000, accounting for 78% of the consolidated cost of goods sold. The overall increase in cost of goods sold is primarily attributable to the inclusion of VASCO Europe for the entire year 1997. However, the cost of goods sold for security products as a percent of revenue decreased at a slightly quicker pace than revenues for security products. This is due to certain improvements in the manufacture of the products, as well as economies of scale being realized as the 1996 acquisitions of Lintel Security and Digipass were fully integrated.

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

   Research and Development Expenses

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

        VASCO's 1997 operating loss, excluding the amortization of intangibles, was attributable to continued investment in R&D (primarily for Digipass 300), sales and marketing investments in North America, the expenses for development of corporate infrastructure, such as sales personnel and administrative staff, and the legal, accounting and printing costs incurred during 1997 associated with the preparation of the Exchange Offer held by the Company during the first quarter of 1998.

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

   Dividends and Accumulated Deficit

        VASCO paid dividends of $82,000 and $108,000 during the years ended December 31, 1997 and 1996, respectively. These dividend payments were attributable to 9,000 shares of VASCO Series B Preferred Stock issued in 1994. During 1997, all 9,000 shares of
   VASCO Series B Preferred Stock were converted into VASCO Data Security International, Inc. Common Stock. VASCO began 1997 with an accumulated deficit of $9,903,000. As a result of the 1997 net loss, this deficit has increased to $15,902,000.


   RECENT DEVELOPMENTS

        On April 6, 1999, Security Dynamics Technologies, Inc., RSA Data Security, Inc., the Company and VASCO Data Security, Inc. announced the settlement on confidential terms of the claims that each of the companies had raised in litigation filed last year.

        In April 1999, the Company completed a private placement of Common Stock in the amount of $11.5 million. The transaction represented a sale of the Company's Common Stock to European institutional investors at a price of $3.50 per share. A total of 3,285,714 shares of Common Stock were issued as a part of this transaction.

   LIQUIDITY AND CAPITAL RESOURCES

        Since inception, VASCO has financed its operations through a combination of the issuance of equity securities, private borrowings, short-term commercial borrowings, cash flow from operations, and loans from Mr. T. Kendall Hunt, VASCO's Chief Executive Officer and one of the stockholders of the Company's original corporate predecessor.

        In 1995, VASCO borrowed $130,000 from Mr. Hunt, resulting in a total loan payable balance of $190,000 at the end of 1995. This loan was repaid in 1996 from the proceeds of private placements during 1996.

        During the second quarter of 1996, VASCO placed additional units consisting of 666,666 shares of VASCO common stock and 137,777 warrants, each of which entitled the holder to purchase one share of VASCO common stock at $4.50. The private placement of shares and warrants generated gross proceeds of $3,000,000. In addition, in the same transaction, VASCO issued a $5,000,000 convertible note due on May 28, 2001. The note bears interest at 9%, with interest payable to the holder on a quarterly basis. The holder may, at its option, elect to receive interest payments in cash or Common Stock. In calculating the shares of VASCO common stock to be issued in lieu of cash interest, the average closing price for shares of VASCO common stock for the previous 20 trading days is used. In the event VASCO receives funds equal to or greater than $30,000,000 from a public offering of its Common Stock, the holder of this note has the right to require VASCO to pay all amounts due and owing under the note within 30 days of receipt by VASCO of notice from the holder of exercise of this right. Total issue fees and costs of $170,000 related to the equity portion of this transaction have been netted against the $3,000,000 of proceeds from the equity private placement. In addition, 55,555 shares of VASCO common stock and 8,889 VASCO Warrants, each of which entitles the holder to purchase one share of VASCO common stock at $4.50, were issued as commissions related to the placement. These warrants were exchanged pursuant to the Exchange Offer and now represent warrants for the Company's Common Stock.

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

        Effective in June  1997, VASCO  established a  bridge loan  with
   Generale Bank in the amount of $2,500,000, evidenced by five convertible notes in the amount of $500,000 each. Upon completion of the Exchange Offer, the Company became obligated for all obligations under the loan and the notes. These notes bear interest at a rate of 3.25%, payable quarterly, and matured on September 30, 1998, at which time 116% of the principal amount was repaid from the proceeds of a short-term borrowing facility secured by the Company with KBC Bank. The KBC Bank facility represents a three-month revolver, renewable for additional three-month terms, with a corresponding interest rate of 6.48%. This facility is anticipated to be repaid from the proceeds of a private placement that the Company expects to complete during the second quarter of 1999.

        The net effect of 1997 activity resulted in an increase in cash of $84,000, resulting in a cash balance of $1,898,000 at December 31, 1997, compared to $1,814,000 at the end of 1996. VASCO's working capital at December 31, 1997 was ($555,000), a decrease of $5,457,000, or 111%, from $4,902,000 at the end of 1996. The majority of the change is attributable to a decrease in all current asset categories with the exception of cash, with current liabilities remaining consistent from year to year. VASCO's current ratio was
   0.91 to 1.00 at December 31, 1997, compared to 2.32 to 1.00 at the end of 1996.

        VDSE entered into a convertible loan agreement with Banque Paribas Belgique S.A. effective August 1997, in order to refinance the $3.4 million payment due December 31, 1997 in connection with VASCO's acquisition of Digipass. The terms of the agreement provide that the $3.4 million principal amount is convertible, at the option of the lender, into shares of the Company's Common Stock. This loan bears interest at the rate of 3.25%, payable annually, and matures on September 30, 2002. The loan is convertible, commencing on the earlier of January 1, 1999 or the date of a public offering of the Company's shares on the EASDAQ and/or NASDAQ and terminating on August 31, 2002, at a conversion price equal to the per share public offering price, provided, however, that if no such offering has occurred prior to January 1, 1999, and the loan is converted after such date but prior to a public offering, the conversion price is the average closing market price for shares of the Company's Common Stock on the NASD Electronic Bulletin Board system for the 20 trading days prior to the date of the notice of conversion, less 10%. In the event a public offering is completed, the lender may at its option (by written notice within seven days after receipt by the Company of proceeds of the public offering) require the principal amount of the loan to be repaid in cash, in which case additional special interest is payable as follows: $680,000 if repayment is on January 1, 1999 or later. As part of this transaction, Mr. Hunt entered into a pledge agreement with Banque Paribas Belgique S.A. pursuant to which he pledged, as collateral for the VDSE convertible note, 1,416,666 of his shares of common stock of the Company, which number of shares is subject to adjustment based on the market value of the shares.

        On March 31, 1998, the Company entered into a loan agreement with Lernout & Hauspie Speech Products N.V. ("L&H") in the amount of $3 million, bearing interest at 9.5%, payable quarterly, with an original maturity of January 4, 1999. The maturity of this note has been extended to coincide with a private placement of the Company's equity which is currently underway. This loan is convertible at the option of the holder into shares of the Company's common stock based upon the average closing price of VASCO Data Security International, Inc.'s common stock for the 10 trading days prior to March 11, 1998, the date the Exchange Offer closed.

        The net effect of 1998 activity resulted in a decrease in cash of $375,000, resulting in a cash balance of $1,523,000 at December 31, 1998, compared to $1,898,000 at the end of 1997. VASCO's working capital at December 31, 1998 was ($3,086,000), a decrease of $2,531,000, or 456%, from ($555,000) at the end of 1997. The majority of the change is attributable to a 26% increase in current assets, with current liabilities increasing 64%, mainly due to the current maturities of long-term debt. VASCO's current ratio was -0.70 to 1.00 at December 31, 1998, compared to -0.91 to 1.00 at the end of 1997.

        In April 1999, the Company completed a private placement of Common Stock in the amount of $11.5 million. The transaction represented a sale of the Company's Common Stock to European institutional investors at a price of $3.50 per share. A total of 3,285,714 shares of Common Stock were issued as a part of this transaction. The Company believes that its current cash balances and anticipated cash generated from operations will be sufficient to meet its anticipated cash needs through June 2000. Continuance of the Company's operations beyond June 2000, however, will depend on the Company's ability to obtain adequate financing. The Company has entered into engagement letters with Artesia Bank and Bank DeGroof for a possible future public offering.

        The Company intends to seek acquisitions of businesses, products and technologies that are complementary or additive to those of the Company. There can be no assurance that any such acquisition will be made.

   Year 2000 Considerations

        Many existing computer systems and software products are coded to accept only two digits entries in the date code field with respect to year. With the year 2000 less than one year away, the date code field in these systems and products must be adjusted to allow for a four digit year or otherwise modified so that they recognize "00" to indicate the year 2000 rather than the year 1900. Based upon its current assessments, which are based in part on certain representations of third party service and product providers, the Company does not expect that it will experience a significant disruption of its operations as a result of the Year 2000.

        The Company plans to continue to identify, assess and to resolve all material Year 2000 issues by the end of 1999. The Company is developing contingency plans to address significant internal and external Year 2000 issues as they are identified. These contingency plans are expected to be complete by the end of 1999. Even with the effort to address the Year 2000 issue made by the Company to date, there can be no assurance that the systems of other entities on which the Company relies, including the Company's internal systems and proprietary software, will be remediated in a timely fashion, or that a failure to remediate by another entity and/or the Company, would not have a material effect on the Company's results of operations.

        The Company has incurred approximately $150,000 to date in addressing Year 2000 issues, and believes that no additional material expenses will be incurred related to the Year 2000 issue. The Company has completed its assessment of products and mission critical systems for Year 2000 readiness and believes no material expenses will be incurred in the future.

        Additionally, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to upgrade their current software systems for Year 2000 compliance. This, in turn, could result in reduced funds available to be spent on other technology applications, such as those offered by the Company, which could have a material adverse effect on the Company's business and results of operations.


   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        During 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's fiscal year 2000. The Company is currently assessing the impact of this new statement, but does not expect any material effect on its consolidated financial position, liquidity, or results of operations.

   Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

        Approximately 80% of the Company's business is conducted outside the United States in Europe and Asia/Pacific. The majority of business operations are transacted in foreign currencies. As a result, the Company has exposure to foreign exchange fluctuations. The Company is affected by both foreign currency translation and transaction adjustments. Translation adjustments result from the conversion of the foreign subsidiaries' balance sheets and income statements to U.S. dollars at year-end exchange rates and weighted average exchange rates, respectively. Translation adjustments resulting from this process are recorded directly into stockholders' equity. Transaction adjustments result from currency exchange movements when a foreign subsidiary transacts business in a currency that differs from its local currency. These transactions are recorded as gains or losses in the Company's statement of operations.

        The Company's foreign exchange exposure was minimized in 1998 as the majority of the Company's foreign subsidiaries' business transactions were spread across approximately 40 different countries and currencies. This geographic diversity reduces the risk to the Company's operating results. Also, the Company performs periodic reviews of outstanding balances and settles intercompany accounts to minimize foreign exchange transaction gains and losses.

        The Company has minimal interest rate risk. The Company's $15 million debt is made up of fixed rate notes, ranging from 3.25% to 9.5%, which are not subject to market fluctuations. The maturities of these notes range from 1999 to 2002 (see Note 1 of Notes to Consolidated Financial Statements related to fair value of financial instruments).


   Item 8 - Financial Statements and Supplementary Data

        The information in response to this item is included in the Company's consolidated financial statements, together with the report thereon of KPMG LLP, appearing on pages F-1 through F-18 of this Form 10-K, and in Item 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                 PART III

   Item 10 - Directors and Executive Officers of the Registrant

        The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Report Compliance" contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 1999, are incorporated herein by reference.

   Item 11 - Executive Compensation

        The section entitled "Executive Compensation" contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 1999, is incorporated herein by reference.

   Item 12  -  Security  Ownership  of  Certain  Beneficial  Owners  and
   Management

        The section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 1999, is incorporated herein by reference.

   Item 13 - Certain Relationships and Related Transactions

        None.

                                PART IV

   Item 14 - Exhibits, Financial Statement Schedules and Reports on Form
   8-K

   a. (1) The following consolidated financial statements and notes thereto, and the related independent auditors' report, are included on pages F-1 through F-18 of this Form 10-K:

        Consolidated Balance Sheets as of December 31, 1997 and 1998

        Consolidated  Statements  of  Operations  for  the  Years  Ended
            December 31, 1996, 1997 and 1998

        Consolidated Statements of  Comprehensive Income  for the  Years
            Ended December 31, 1996, 1997 and 1998

        Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 1996, 1997 and 1998

        Consolidated Statements  of  Cash  Flows  for  the  Years  Ended
            December 31, 1996, 1997 and 1998

        Notes to Consolidated Financial Statements

        Independent Auditors' Report


        (2) The following financial statement schedule of the Company is included on page S-1of this Form 10-K:

          Schedule II _ Valuation and Qualifying Accounts

        All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned consolidated financial statements.


         (3) The following exhibits are filed with this Form 10-K or incorporated by reference as set forth below:

             EXHIBIT INDEX

       Exhibit
        Number  Description
       -------  -----------
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

         +10.3  Heads of Agreement between VASCO Data Security
                International, Inc., VASCO Data Security Europe S.A., Digiline International Luxembourg, Digiline S.A.,
                Digipass S.A., Dominique Colard and Tops S.A. dated May
                13, 1996.

         +10.4 Agreement relating to additional terms and conditions to the Heads of Agreement dated July 9, 1996, among the parties listed in Exhibit 10.3.

         +10.5 Agreement between VASCO Data Security International, Inc., VASCO Data Security Europe SA/NV, Mario Houthooft and Guy Denudt dated March 1, 1996.

         +10.6 Asset Purchase Agreement dated as of March 1996 by and between Lintel Security SA/NV and Lintel SA/NV, Mario Houthooft and Guy Denudt.

         +10.7 Management Agreement dated January 31, 1997 between LINK BVBA and VASCO Data Security NV/SA (concerning services of Mario Houthooft).

         +10.8 Sublease Agreement by and between VASCO Data Security International, Inc. and APL Land Transport Services, Inc. dated as of August 29, 1997.

         +10.9  Office Lease by and between VASCO Data Security
                International, Inc. and LaSalle National Bank, not personally, but as Trustee under Trust Agreement dated September 1, 1997, and known as Trust Number 53107, dated July 22, 1985.

        +10.10 Lease Agreement by and between TOPS sa and Digipass sa effective July 1, 1996.

        +10.11  Lease Agreement by and between Perkins Commercial
                Management Company, Inc. and VASCO Data Security, Inc. dated November 21, 1995.

       +10.12  Asset Purchase Agreement by and between VASCO Data
               Security International, Inc. and Wizdom Systems, Inc. dated August 20, 1996.

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

       +10.14 Distributor Agreement between VASCO Data Security, Inc. and Hucom, Inc. dated June 3, 1997.**

       +10.15  Non-Exclusive Distributor Agreement by and between
               VASCO Data Security, Inc. and Concord-Eracom Nederland BV dated May 1, 1994.**

       +10.16  Banque Paribas Belgique S. A. Convertible Loan
               Agreement for $3.4 million.

       +10.17 Pledge Agreement dated July 15, 1997 by and between T. Kendall Hunt and Banque Paribas Belgique S.A.

       +10.18 Engagement Letter between Banque Paribas S.A. and VASCO Data Security International, Inc. dated June 20, 1997, as amended.

       +10.19 Financing Agreement between Generale Bank and VASCO Data Security International, Inc. dated as of June 27, 1997.

       +10.20 Letter Agreement between Generale Bank and VASCO Data Security International, Inc. dated June 26, 1997.

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

       +10.30  VASCO Data Security, Inc. purchase order issued to
               National Electronic & Watch Co. LTD. **

       +10.31  VASCO Data Security, Inc. purchase order issued to
               Micronix Integrated Systems.**

       +10.32 Agreement between Registrant and VASCO Data Security International, Inc. dated as of August 25, 1997.

       +10.33 Convertible Note dated June 1, 1996 made payable to Mario Houthooft in the principal amount of $373,750.00.

       +10.34 Convertible Note dated June 1, 1996 made payable to Guy Denudt in the principal amount of $373,750.00.

       +10.35 Osprey Partners Warrant (and Statement of Rights to Warrant and Form of Exercise) issued June 1, 1992.

       +10.36 Registration Rights Agreement dated as of October 19, 1995 between certain purchasing shareholders and VASCO Data Security International, Inc.

       +10.37  First Amendment to Registration Rights Agreement dated
               July 1, 1996.

       +10.38 Second Amendment to Registration Rights Agreement dated March 7, 1997.

       +10.39 Purchase Agreement by and between VASCO Data Security International, Inc. and Kyoto Securities Ltd.

       +10.40 Convertible Note dated May 28, 1996 payable to Kyoto Securities, Ltd. in principal amount of $5 million.

       +10.41 Amendment to Purchase Agreement and Convertible Note by and between VASCO Data Security International, Inc. and Kyoto Securities, Ltd.

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

      ++10.45 Loan Agreement dated as of March 31, 1998 by and between Lernout & Hauspie Speech Products N.V. and
               VASCO Data Security International, Inc.

      ++10.46 Convertible Note dated April 1, 1998 payable to Lernout & Hauspie Speech Products N.V. in the principal amount of $3 million.

        10.47 Amendment I dated as of December 31, 1998 to the License Agreement dated as of March 25, 1998 by and between VASCO Data Security International, Inc., for itself and its subsidiaries, and Lernout & Hauspie Speech Products N.V.

           21  Subsidiaries of Registrant.

           23  Consent of KPMG LLP.

           27  Financial Data Schedule.
   __________________________
    + Incorporated by reference to the Registrant's Registration Statement on Form S-4, as amended (Registration No. 333-35563), originally filed with the Securities and Exchange Commission on September 12, 1997.

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

   (b)  Reports on Form 8-K

        No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 1998.

                     VASCO Data Security International, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                  December 31,   December 31,
                                                     1997            1998
                                                     ----            ----
   ASSETS
    Current assets:
    Cash                                          $ 1,897,666    $ 1,523,075
    Accounts receivable, net of allowance for
      doubtful accounts of $429,000 and
      $55,000 in 1997 and 1998                      2,458,451      3,376,218
    Inventories, net                                1,001,294      1,272,327
    Prepaid expenses                                   86,426        692,326
    Deferred income taxes                              83,000         83,000
    Other current assets                              221,572        277,322
                                                  -----------    -----------
         Total current assets                       5,748,409      7,224,268

   Property and equipment
    Furniture and fixtures                            488,338        580,427
    Office equipment                                  322,434        468,975
                                                  -----------    -----------
                                                      810,772      1,049,402
    Accumulated depreciation                         (497,381)      (691,806)
                                                  -----------    -----------
                                                      313,391        357,596
   Goodwill, net of accumulated amortization of
   $198,000 and $327,000 in 1997 and 1998             704,124        575,211
   Other assets                                     1,609,901        943,821
                                                  -----------    -----------
         Total assets                             $ 8,375,825    $ 9,100,896
                                                  ===========    ===========


   LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)
   Current liabilities:
    Current maturities of long-term debt          $ 3,185,400    $ 6,528,867
    Accounts payable                                1,083,965      1,144,506
    Customer deposits                                 426,914        519,585
    Other accrued expenses                          1,606,810      2,117,599
                                                  -----------    -----------
         Total current liabilities                  6,303,089     10,310,557

   Long-term debt, including stockholder note of
      $5,000,000 in 1997 and 1998                   8,442,946      8,435,903
   Common stock subject to redemption                 494,668            -

   Stockholders' equity (deficit):
    Preferred stock, 500,000 shares authorized,
        none issued                                       -              -
    Common stock, $.001 par value - 75,000,000
        shares authorized; 20,132,968 shares
        issued and outstanding in 1997;
        20,805,697 shares issued and
        outstanding in 1998                            20,133         20,806
    Additional paid-in capital                      9,186,726      9,797,068
    Accumulated deficit                           (15,901,575)   (19,550,419)
    Accumulated other comprehensive income-
         cumulative translation adjustment           (170,162)        86,981
                                                  -----------    -----------
   Total stockholders' equity (deficit)            (6,864,878)    (9,645,564)
                                                  -----------    -----------

   Total liabilities and stockholders'
        equity (deficit)                          $ 8,375,825    $ 9,100,896
                                                  ===========    ===========

          See accompanying notes to consolidated financial statements.

                  VASCO Data Security International, Inc.
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                        For the Year Ended December 31,
                                      -----------------------------------
                                         1996          1997          1998
                                         ----          ----          ----
Revenue:
 Data security products and services $ 9,988,885  $ 12,302,185  $ 15,015,927
 Training and consulting                 203,600          -             -
                                     -----------  ------------  ------------
        Total revenues                10,192,485    12,302,185    15,015,927

Cost of goods sold:
 Data security products and services   5,678,223     6,286,688     6,949,308
 Training and consulting                 193,245          -             -
                                     -----------  ------------  ------------
        Total cost of goods sold       5,871,468     6,286,688     6,949,308
                                     -----------  ------------  ------------

   Gross profit                        4,321,017     6,015,497     8,066,619
                                     -----------  ------------  ------------
Operating costs:
 Sales and marketing                   1,405,453     3,380,777     4,368,398
 Research and development                574,766     1,801,575     1,787,893
 General and administrative            3,647,760     4,768,378     3,120,307
 Acquired in-process research
      and development                  7,350,992          -             -
                                     -----------  ------------  ------------
      Total operating costs           12,978,971     9,950,730     9,276,598
                                     -----------  ------------  ------------
Operating loss                        (8,657,954)   (3,935,233)   (1,209,979)

Interest expense                        (346,248)   (1,148,183)   (1,457,627)
Other expense, net                       (42,407)     (226,423)     (294,236)
                                     -----------  ------------  ------------
Loss before income taxes              (9,046,609)   (5,309,839)   (2,961,842)
Provision for income taxes               194,000       606,579       687,002
                                     -----------  ------------  ------------
Net Loss                              (9,240,609)   (5,916,418)   (3,648,844)
      Preferred stock dividends         (108,160)      (81,900)         -
                                     -----------  ------------  ------------
Net loss available to
     common stockholders             $(9,348,769) $ (5,998,318) $ (3,648,844)
                                     ===========  ============  ============

Basic and diluted net loss per
   common share                      $     (0.53) $      (0.31) $      (0.18)
                                     ===========  ============  ============
Weighted average common shares
     outstanding                      17,533,369    19,105,684    20,430,692
                                     ===========  ============  ============

       See accompanying notes to consolidated financial statements.

                   VASCO Data Security International, Inc.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                         For the Year Ended December 31,
                                     ---------------------------------------
                                         1996         1997          1998
                                         ----         ----          ----
Net loss                            $ (9,240,609) $ (5,916,418) $ (3,648,844)

Other comprehensive income (loss) -
  cumulative translation adjustment     (105,056)      (65,106)      257,143
                                    ------------  ------------  ------------

Comprehensive loss                  $ (9,345,665) $ (5,981,524) $ (3,391,701)
                                    ============  ============  ============

      See accompanying notes to consolidated financial statements.

                  VASCO DATA SECURITY INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                    Series A      Series B                                                 Cum
                    Pref Stock    Pref Stock      Common Stock               Accumulated  Transl     Treasury Stock         Total
Description       Shares   Amt    Shares Amt    Shares    Amount    APIC       Deficit      Adj.    Shares     Amount      Equity
-----------       -------  -----  -----  ---  ----------  ------  ---------  -----------  --------  -------   --------   ----------
Bal at 12/31/95   317,181 $3,172  9,000 $ 90  15,793,575 $15,794 $1,508,534 $   (554,488)       -   287,923  $  (7,109) $   965,993

Net loss              -      -      -      -         -       -          -     (9,240,609)       -       -          -     (9,240,609)
Cash div paid on
   preferred B        -      -      -      -         -       -          -       (108,000)       -       -          -       (108,000)
Dividends payable
   on pref. A upon
   conversion         -      -      -      -         -       -          -           (160)       -       -          -           (160)
Exercise of stock
   options            -      -      -      -      24,000      24      5,215          -          -       -          -          5,239
Issuance of common
   stock              -      -      -      -   1,161,773   1,162  4,252,240          -          -       -          -      4,253,402
Issuance of common
   stock in connection
   with Lintel
   acquisition        -      -      -      -     140,651     141  3,387,769          -          -  (287,923)     7,109    3,395,019
Conversion of Series A
   pref. stock   (200,000)(2,000)   -      -   1,333,333   1,333        667          -          -       -          -            -
Cumulative translation
   adjustment         -      -      -      -         -       -          -            -     (105,056)    -          -       (105,056)
Common stock subject
   to redemption      -      -      -      -         -       -     (371,000)         -          -       -          -       (371,000)
                  -------  -----  -----   --  ----------  ------  ---------  -----------  --------- -------   --------   ----------
Bal at 12/31/96   117,181  1,172  9,000   90  18,453,332  18,454  8,783,425   (9,903,257)  (105,056)    -          -     (1,205,172)

Net loss              -      -      -     -          -       -          -     (5,916,418)       -       -          -     (5,916,418)
Cash div paid on
   preferred B        -      -      -     -          -       -          -        (81,900)       -       -          -        (81,900)
Exercise of stock
   options            -      -      -     -      189,375     189     42,281          -          -       -          -         42,470
Cancellation of common
   stock              -      -      -     -      (16,489)    (17)       -            -          -       -          -            (17)
Issuance of common
   stock              -      -      -     -       83,714      83    418,079          -          -   (32,504)   227,528      645,690
Conversion of Series A
   pref. stock  (117,181) (1,172)   -     -      778,383     779        391          -          -    (2,824)    19,768       19,766
Conversion of Series B
   preferred stock    -      -   (9,000) (90)    644,653     645       (555)         -          -       -          -            -
Repurchase of common
   stock              -      -      -     -          -       -          -            -          -    35,328   (247,296)    (247,296)
Legal fees associated
   with sale of stock -      -      -     -          -       -      (56,895)         -          -       -          -        (56,895)
Cumulative translation
   adjustment         -      -      -     -          -       -          -            -      (65,106)    -          -        (65,106)
                  -------  -----  -----   --  ----------  ------  ---------  -----------  --------- -------   --------   ----------
Bal at 12/31/97       -      -      -     -   20,132,968  20,133  9,186,726  (15,901,575)  (170,162)    -          -     (6,864,878)

Net loss              -      -      -     -          -       -          -     (3,648,844)       -       -          -     (3,648,844)
Cumulative translation
   adjustment         -      -      -     -          -       -          -            -      257,143     -          -        257,143
Exercise of stock
   options            -      -      -     -      658,257     658    115,689          -          -       -          -        116,347
Exercise of stock
   warrants           -      -      -     -       14,472      15        (15)         -          -       -          -            -
Expiration of put
   option             -      -      -     -          -        -     494,668          -          -       -          -        494,668
                  -------  -----  -----   --  ----------  ------  ---------  -----------  --------- -------   --------   ----------

Bal at 12/31/98       -   $  -      -    $-   20,805,697 $20,806 $9,797,068 $(19,550,419)   $86,981     -      $   -    $(9,645,564)
                  =======  =====  =====   ==  ==========  ======  =========  ===========  ========= =======   ========   ==========

         See accompanying notes to consolidated financial statements.

                      VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           For the Year Ended December 31,
                                        -------------------------------------
                                            1996         1997         1998
                                            ----         ----         ----
Cash flows from operating
   activities:
   Net loss                            $(9,240,609) $(5,916,418) $(3,648,844)
     Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
       Acquired in-process research
          and development                7,350,992          -            -
       Depreciation and amortization       728,734    1,248,807      994,483
       Interest paid in shares of
          common stock                     118,750      418,196         -
       Deferred income taxes               162,000      200,000         -
       Loss on disposal of fixed assets        -            -         5,113
       Changes in current assets and
       current liabilities, net of
       acquisitions:
          Accounts receivable, net      (1,067,374)     784,167    (917,767)
          Inventories, net                 578,143    1,181,449    (271,033)
          Other current assets
            and prepaid expenses          (279,940)    563,867     (661,750)
          Accounts payable                 459,068    (861,679)      60,541
          Customer deposits              1,022,195    (595,281)      92,671
          Other accrued expenses        (1,728,397)    948,726      510,789
                                         ---------  -----------    ---------
   Net cash used in operations          (1,896,438) (2,028,166)  (3,835,797)
                                         ---------  -----------    ---------
Cash flows from investing activities:
   Acquisition of Lintel/Digipass       (4,461,144)        -            -
   Additions to property and
      equipment                           (283,142)    (127,646)   (248,708)
                                         ---------  -----------    ---------
   Net cash used in investing
      activities                        (4,744,286)    (127,646)   (248,708)
                                         ---------  -----------    ---------
Cash flows from financing activities:
   Series B preferred stock dividends     (108,000)     (81,900)        -
   Net proceeds from issuance of
      common stock                       4,133,605      (56,895)        -
   Proceeds from exercise of
      stock options                          5,238       42,470     116,347
   Repurchase of common stock                  -       (247,261)        -
   Proceeds from issuance of debt        4,986,096    2,716,141   6,236,424
   Repayment of debt                    (1,202,178)     (67,564) (2,900,000)
                                         ---------  -----------   ----------
   Net cash provided by financing
      activities                         7,814,761    2,304,991   3,452,771
                                         ---------  -----------   ----------

Effect of exchange rate changes on
   cash                                   (105,056)     (65,106)    257,143
                                         ---------  -----------   ----------
Net increase (decrease) in cash          1,068,981       84,073    (374,591)
Cash, beginning of year                    744,612    1,813,593   1,897,666
                                         ---------  -----------   ----------
Cash, end of year                      $ 1,813,593  $ 1,897,666 $ 1,523,075
                                         =========  ===========   ==========

Supplemental disclosure of cash
   flow information:
   Interest paid                       $    51,929  $    53,865 $   878,892
   Income taxes paid                   $   120,319  $   415,480 $   709,661

Supplemental disclosure of noncash
   investing and financing activities:
   Fair value of assets acquired from
      Lintel/Digipass                   12,003,644
   Cash paid                            (4,461,144)

   Notes payable, common stock and
      warrants issued                    7,542,500

   Common stock issued upon
   conversion of Series A pref stock   $     2,000  $     1,172 $      -
                                       ===========  =========== ===========

   Common stock issued upon
   conversion of Series B pref stock   $       -    $     90    $      -
                                       ===========  =========== ===========

          See accompanying notes to consolidated financial statements.

   Note 1 - Summary of Significant Accounting Policies

   Nature of Operations

        VASCO Data Security International, Inc. and its wholly owned subsidiaries, VASCO Data Security, Inc., and VASCO Data Security NV/SA (the Company), offer a variety of computer security products and services. The Company's patented and proprietary hardware and software products provide computer security, Advanced Authentication Technology and RSA/DES encryption for financial institutions, industry and government. The primary market for these products is Europe.

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

   Principles of Consolidation

        The consolidated financial statements include the accounts of VASCO Data Security International, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Revenue Recognition

        Revenues from the sale of computer security hardware and imbedded software are recorded upon shipment. No significant obligations exist with regard to delivery or customer acceptance following shipment.

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

        The Company expensed $180,275, $0 and $0 in 1996, 1997 and 1998, respectively, for the amortization of capitalized software costs.

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

   Fair Value of Financial Instruments and Long-Lived Assets

        The following disclosures of the estimated fair value of financial instrument are made in accordance with the requirements of SFAS No. 107, "Disclosures and Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The fair values of the Company's financial instruments were not materially different from their carrying amounts at December 31, 1997 and 1998, except for notes payable and long-term debt, for which the fair value is not determinable.

        On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," under which the Company has reviewed long-lived assets and certain intangible assets and determined, based on estimated undiscounted cash flows, that their carrying values as of December 31, 1998 are recoverable in future periods.

   Stock-Based Compensation

        On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize the compensation expense associated with the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma disclosures as if the fair value method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.

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

   Loss Per Common Share

        Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents. Because the Company reported a net loss for the years ended December 31, 1996, 1997 and 1998, per share amounts for basic and diluted are the same, and, therefore, have been presented under the basic method only.

        Had the Company reported net earnings for the years ended December 31, 1996, 1997 and 1998, the weighted average number of shares outstanding would have potentially been increased by the following common equivalent securities (not assuming the effects of applying the treasury stock method to outstanding stock options or the if-converted method to convertible securities):

                                        1996        1997       1998
                                        ----        ----       ----
   Stock options................     1,661,632   1,945,257  1,475,500
   Warrants ....................       928,578   1,056,922  1,004,034
   Convertible notes (June 1996)       518,595     518,595    416,667
   Convertible notes (July 1997)*          -       657,895        -
   Convertible notes (August 1997)*        -       893,632  1,123,387
   Convertible notes (March 1998)          -           -      528,048
                                     ---------   ---------  ---------
                                     3,108,805   5,072,301  4,547,636
                                     =========   =========  =========

   * Due to the contingent nature of the conversion feature of these notes, a 20-day average market price was used to calculate the number of potentially dilutive shares.


        Additionally, net earnings applicable to common stockholders for the years ended December 31, 1996, 1997 and 1998 would have been increased by adding back interest expense related to the convertible notes of $265,450, $980,250 and $1,394,475, respectively.

   Note 2 - Acquisitions

        Effective March 1, 1996, the Company acquired a 15% interest in Lintel NV (Lintel). On June 1, 1996, the Company acquired the remaining 85% of Lintel. Lintel, located in Brussels, Belgium, was a developer of security technologies for personal computers, computer networks and telecommunications systems, using cryptographic algorithms such as DES and RSA. The results of Lintel's operations are included in the Company's consolidated statement of operations from March 1, 1996 with minority interest being reflected in other expense in the consolidated statement of operation for the period from March 1, 1996 to June 1, 1996. The purchase price was $4,432,000, consisting of $289,482 in cash, $747,500 in 8%
   convertible notes payable due May 30, 1998 and convertible to common stock at a rate of $7.00 per share, 428,574 shares of the Company's common stock valued at $7.00 per share, and 100,000 purchase warrants for the Company's common stock at an exercise price of $7.00 per share. The warrants were recorded at their fair value on the date of grant.

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

        Other assets, resulting from the acquisitions of Lintel and Digipass, are comprised of the following at December 31, 1997 and 1998 (net of accumulated amortization of $1,318,000 and $1,984,000 as of December 31, 1997 and 1998, respectively):

                                                 December 31,
                                              ---------------------
                                              1997          1998
                                              ----          ----
   Software and hardware technology...     $  988,417    $  436,417
   Workforce .........................        200,388       163,737
   Customer lists ....................        421,096       343,667
                                           ----------    ----------
                                           $1,609,901    $  943,821
                                           ==========    ==========

        Software and hardware technology is being amortized over a period of three to four years while workforce and customer lists are being amortized over a period of seven years. Amortization of these assets was $374,892, $943,207 and $666,079 for the years ended December 31, 1996, 1997 and 1998, respectively. Included in the 1997 amortization is a write-down in the amount of $234,493 related to the workforce of Digipass, due to attrition realized during the year.

   Note 3 - Inventories

        Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) method.

        Inventories are comprised of the following:

                                              December 31,
                                          -------------------
                                            1997         1998
                                            ----         ----
   Component parts ..................... $  569,922   $  407,597
   Work-in-process and finished goods...    595,372      993,730
   Obsolescence reserves ...............   (164,000)    (129,000)
                                         ----------   ----------
                                         $1,001,294   $1,272,327
                                         ==========   ==========

        The Company uses multiple suppliers for the microprocessors used in the production of hardware products, as well as for the assembly of the products. The microprocessors are the only components of the Company's hardware devices that would be considered non-commodity items and may not be readily available on the open market. There is, however, an inherent risk associated with each supplier of microprocessors. In order to increase orders of microprocessors, a lead time of twelve weeks is typically needed. The Company maintains a sufficient inventory of all component parts to handle short-term spikes in order quantities.

   Note 4 - Other Accrued Expenses

        Other accrued expenses are comprised of the following:

                                               December 31,
                                          --------------------
                                             1997         1998
                                             ----         ----
        Accrued expenses ............... $  609,271    $  852,428
        Accrued interest ...............    657,799       860,957
        Accrued payroll ................    171,231       223,369
        Accrued dividends ..............    168,509       180,845
                                         ----------    ----------
                                         $1,606,810    $2,117,599
                                         ==========    ==========

   Note 5 - Income Taxes

        At December 31, 1998, the Company has United States net operating loss carryforwards approximating $7,434,000 and foreign net operating loss carryforwards approximating $1,092,000. Such losses are available to offset future taxable income at VASCO Data Security International, Inc. and its U.S. subsidiary and expire in varying amounts beginning in 2002 and continuing through 2018. In addition, if certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which could be utilized.

        Pretax  loss  from  continuing  operations  was  taxed  in   the
   following jurisdictions:

                                         For the Year Ended
                                            December 31,
                                ---------------------------------------
                                   1996         1997         1998
                                   ----         ----         ----
          Domestic ........... $(1,205,853)  $(4,655,220)  $(3,032,689)
          Foreign ............  (7,840,756)     (654,619)       70,847
                               ------------  ------------  ------------
                               $(9,046,609)  $(5,309,839)  $(2,961,842)
                               ============  ============  ============

        The provision for income taxes consists of the following:

                                      For the Year Ended
                                         December 31,
                                   1996      1997      1998
                                   ----      ----      ----
          Current:
           Federal ........... $     -    $     -   $     -
           State .............       -          -      (2,514)
           Foreign ...........    31,670    406,579   689,516

          Deferred:
           Federal ........... $ 142,182  $ 175,176  $    -
           State .............    20,148     24,824       -
           Foreign ...........       -          -         -
                               ---------  ---------  ---------
               Total           $ 194,000  $ 606,579  $ 687,002
                               =========  =========  =========

        The differences between income taxes computed using the statutory federal income tax rate of 34% and the provisions
   (benefits) for income taxes reported in the consolidated statements of operations are as follows:

                                                    For the Year Ended
                                                       December 31,
                                          --------------------------------------
                                              1996         1997         1998
                                              ----         ----         ----
  Expected tax benefit at the
     statutory rate.......................$(3,075,847) $(1,805,345) $(1,007,000)
  Increase (decrease) in income taxes
     resulting from:
     State tax expense, net of fed benefit.   (56,414)    (144,937)    (142,800)
     Foreign taxes at rates other than 34%.   163,107      149,549      665,000
     Change in valuation allowance.........   631,000    1,779,000    1,035,000
     Nondeductible acquired in-process tech 2,499,337          -            -
     Nondeductible expenses................     2,831      622,257      100,000
     Other, net ...........................    29,986        6,055       36,802
                                           ----------  -----------  -----------
                          Total           $   194,000  $   606,579  $   687,002
                                           ==========  ===========  ===========

        The deferred income tax balances are comprised of the following:

                                                 December 31,
                                        ---------------------------
                                             1997          1998
                                             ----          ----
Deferred tax assets:
  U.S. net operating loss carryforwards   $1,833,000    $2,886,000
  Foreign net oper loss carryforward...      412,000       439,000
  Inventory ...........................       44,000        25,000
  Accounts receivable .................      149,000        11,000
  Accrued expenses ....................          -         128,000
  Deferred revenue ....................          -          13,000
  Fixed assets ........................       30,000        22,000
  Other ...............................       25,000         6,000
                                           ---------     ---------
Total gross deferred income tax assets.    2,493,000     3,530,000
  Less valuation allowance ............   (2,410,000)   (3,445,000)
                                           ---------     ---------
                                              83,000        85,000
Deferred tax liabilities:
  Fixed assets ........................          -          (2,000)
                                           ---------     ----------
Net deferred income taxes .............   $   83,000    $   83,000
                                           =========     ==========

        The net change in the total valuation allowance for the years ended December 31, 1996, 1997 and 1998 was an increase of $631,000, $1,779,000 and $1,035,000, respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these temporary differences become deductible. This assessment was performed considering the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. The Company has determined that it is more likely than not that $83,000 of deferred tax assets will be realized. The remaining valuation allowance of $3,445,000 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable as of December 31, 1998. This valuation allowance will be reviewed on a regular basis and adjustments made as appropriate.

   Note 6 - Debt

        Debt consists of the following:

                                                              December 31,
                                                       ------------------------
                                                           1997          1998
                                                           ----          ----
Convertible stockholder note, interest payable at 9%   $ 5,000,000  $ 5,000,000
Convertible stockholders' notes, interest
   payable at 8% ...................................       636,921          -
Convertible note, interest payable at 3.25%.........     3,400,000    3,400,000
Convertible note, interest payable at 3.25%.........     2,500,000          -
Convertible note, interest payable at 9.5%..........           -      3,000,000
Revolving line of credit, interest payable at 6.48%.           -      3,000,000
Short-term credit facility, interest payable at 8.1%           -        450,000
Installment notes payable ..........................        91,425      114,770
                                                       -----------  -----------
                                                        11,628,346   14,964,770
Less current maturities ............................    (3,185,400)  (6,528,867)
                                                       -----------  -----------
Long-term debt .....................................   $ 8,442,946  $ 8,435,903
                                                       ===========  ===========

        On March 31, 1998, the Company entered into a loan agreement with Lernout & Hauspie Speech Products N.V. ("L&H") in the amount of $3 million, bearing interest at 9.5%, payable quarterly, with an original maturity of January 4, 1999. The maturity of this note has been extended to coincide with a private placement of the Company's equity during the second quarter of 1999. This loan is convertible at the option of the holder into shares of the Company's common stock based upon the average closing price of VASCO Data Security International, Inc.'s common stock for the 10 trading days prior to March 11, 1998, the date the Exchange Offer closed. This loan was funded in April 1998.

        In December 1998, the Company entered into a short-term credit facility with a European bank. This facility, bearing interest at a rate of 8.1%, provided for $450,000 in funds to allow the Company to extend and expand its licensing agreement with Lernout & Hauspie Speech Products N.V. This facility was repaid during January 1999 and was terminated at that time.

        In June 1997, the Company entered into a new financing agreement with a European bank. The new agreement provides for $2.5 million in financing, with a maturity of September 30, 1998, bears interest at a rate of 3.25% annually and is convertible into common stock of the Company at the option of the bank, at conversion prices as specified in the agreement. As of the maturity date of September 30, 1998, per the terms of the agreement, 116% of the principal amount was repaid from the proceeds of a short-term borrowing facility secured by the Company with KBC Bank. The KBC Bank facility represents a three-month revolver, renewable for additional three-month terms, with a corresponding interest rate of 6.48%. This facility is expected to be repaid from the proceeds of a private placement that the Company expects to complete during the second quarter of 1999.

        In August 1997, the Company renegotiated the guarantee related to the final payment for the 1996 acquisition of Digipass into a term loan in the amount of $3.4 million. The note matures on September 30, 2002 and bears interest at a rate of 3.25% annually. In the event a public offering is completed, the lender may at its option require the principal amount of the loan to be repaid in cash, in which case additional special interest is payable as follows: $340,000 if repayment is on or before June 30, 1998, $510,000 if repayment is between July 1, 1998 and December 31, 1998 and $680,000 if repayment is on January 1, 1999 or later. In addition, the note is convertible into common stock of the Company at the option of the bank, at a conversion prices as specified in the agreement. The Company has accrued $510,000 in special interest as of December 31, 1998. As part of this transaction, T. Kendall Hunt, the Company's Chairman/CEO, entered into a pledge agreement with this financial institution pursuant to which he pledged, as collateral for the convertible note, 1,416,666 of his shares of common stock of the Company, which number of shares is subject to adjustment based on the market value of the shares.

        During 1996, the Company acquired two companies located in Europe (see Note 2). To facilitate the first acquisition, Lintel, one component of the purchase price was represented by two convertible notes, each payable in the amount of $373,750 ($747,500 total) due May 30, 1998. The notes are convertible at the holders' option at a rate of $7.00 per share of common stock. During 1996 and 1997, these notes were paid down by $33,750 and $76,829, respectively. Each of these notes bears an interest rate of 8%, with interest payments made on a quarterly basis. At the holders' option, the interest may be paid either in cash or in common stock of the Company. In calculating the shares of common stock to be issued in lieu of cash interest, the average closing price for the Company's common stock for the previous 20 trading days is used. These notes were repaid upon maturity.

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

        Aggregate maturities of debt at December 31, 1998 are as follows:

        1999 ...............................  $6,528,867
        2000 ...............................      35,903
        2001 ...............................   5,000,000
        2002 and thereafter ................   3,400,000
                                              ----------
                  Total .................... $14,964,770
                                              ==========

        Interest expense to stockholders was $265,565, $507,100 and $497,795 for the years ended December 31, 1996, 1997 and 1998, respectively.

   Note 7 - Stockholders' Equity

   Preferred Stock

        The Company has the authority to issue 500,000 shares of preferred stock. As of December 31, 1997, 317,181 of these shares had been designated Series A, 8% convertible preferred stock and 9,500 had been designated Series B, 12% convertible preferred stock. The remaining 173,319 shares were undesignated.

        The Series A, 8% convertible preferred stock (Series A Shares) consisted of 317,181 shares that carried a cumulative dividend, payable upon conversion, of 8% per annum. During 1996, 200,000 Series A Shares were converted into 1,333,333 shares of common stock; the remaining 117,181 Series A Shares were converted into 781,207 shares of common stock during 1997.

        The Series B, 12% convertible preferred stock (Series B Shares) consisted of 9,000 shares that carried a cumulative dividend, payable monthly, of 12% per annum based on a liquidation value of $100 per share. On September 17, 1997, all 9,000 Series B Shares were converted into 644,653 shares of common stock.

        As a result of the above, the 500,000 authorized shares of preferred stock were undesignated as of December 31, 1998.

   Common Stock

        During 1995, the Company privately placed 108,676 equity units, each consisting of two shares of common stock reissued from treasury with one warrant to purchase one share of common stock at $6.00. Included in the 108,676 equity units are 53,000 equity units subject to redemption, at the option of the holder, at a price of $7.00 per share, or $14.00 per equity unit. In March 1997, 17,664 of these equity units (representing 35,328 shares of common stock and 17,664 warrants) were redeemed at $14.00 per equity unit, with 70,667 warrants to purchase one share of common stock at $5.19 being issued to the holders of the redeemed units. The "put" option related to the remaining 35,336 equity units expired in March 1998.

        During 1998, the Company issued 658,257 shares of common stock as a result of the exercise of options under the Company's stock option plan (see Note 8) generating total proceeds of $116,347; 14,472 shares of common stock were issued as a result of the exercise of the Company's stock warrants, under the cashless exercise provision contained within the warrant itself.

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


   Note 8 - Stock Option Plan

        The Company's 1997 Stock Option Plan, as amended, ("Option Plan") is designed and intended as a performance incentive. The Option Plan is administered by the Compensation Committee as appointed by the Board of Directors of the Company (Compensation Committee).

        The Option Plan permits the grant of options to employees of the Company to purchase shares of common stock and is intended to be a nonqualified plan. All options granted to employees are for a period of ten years, are granted at a price equal to the fair market value of the common stock on the date of the grant and are vested 20% on the first anniversary of the grant, with an additional 20% vesting on each subsequent anniversary of the grant.

        The  Option  Plan  further  permits  the  grant  of  options  to directors, consultants and other key persons (non-employees) to purchase shares of common stock. All options granted to non-employees are for a period of ten years, are granted at a price equal to the fair market value of the common stock on the date of the grant, and may contain vesting requirements and/or restrictions as determined by the Compensation Committee at the time of grant.

        The Option Plan is authorized to issue options representing up to 5,000,000 shares of the Company's common stock.

        The Company applies APB Opinion No. 25 and related interpretations in accounting for the Option Plan. Had compensation cost for the Option Plan been determined consistent with SFAS No. 123, the Company's net loss available to common stockholders and net loss per common share would have been the pro forma amounts indicated below:

                                           For the Year Ended December 31,
                                    ------------------------------------------
                                       1996           1997          1998
                                       ----           ----          ----
   Net loss available to common
   stockholders:
       As reported ............  $  (9,348,769) $  (5,998,318) $ (3,648,844)
       Pro forma ..............     (9,542,493)    (6,271,420)   (3,993,763)
   Net loss per common share-
   basic and diluted:
       As reported ............  $       (0.53) $       (0.31) $      (0.18)
       Pro forma ..............          (0.54)         (0.33)        (0.20)

        For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1996, 1997 and 1998: dividend yield of 0%; expected volatility of 50%; risk free interest rates ranging from 4.00% to 6.80%; and expected lives of five years.

        The following is a summary of activity under the Option Plan:

                          Options Outstanding    Options Exercisable
                          -------------------    -------------------
                                                                       Weighted
                                                                       Average
                                                                      Fair Value
                                     Weighted              Weighted       of
                            Options   Average    Options    Average    Options
                          Outstanding  Price    Exercisable  Price     Granted
                          -----------  -----    -----------  -----     -------
   Outstanding at
      December 31, 1995     1,425,382  $  0.20  1,232,257   $ 0.20
   Granted................    335,000     4.65                       $   2.43
   Exercised..............    (24,000)    0.23
   Forfeited..............    (74,750)    2.14
                            ---------  -------
   Outstanding at
   December 31, 1996......  1,661,632     1.01  1,299,757     0.57
   Granted................    512,500     4.18                       $   1.95
   Exercised..............   (189,375)    0.22
   Forfeited..............    (39,500)    3.91
                            ---------  -------
   Outstanding at
   December 31, 1997......  1,945,257     1.85  1,460,629     1.29
   Granted................    245,250     5.09                       $   2.55
   Exercised..............   (658,257)    0.18
   Forfeited..............    (56,750)    4.25
                            ---------  -------
   Outstanding at
   December 31, 1998.....   1,475,500  $  3.05  1,088,375   $ 2.48
                            =========  =======  =========   ======

        The following table summarizes information about stock options outstanding at December 31, 1998:

                              Options Outstanding           Options
                                                          Exercisable
                         ---------------------------   ---------------
                                  Weighted
                                  Average   Weighted          Weighted
                         Number  Remaining  Average    Number  Average
                           of   Contractual Exercise     of    Exercise
Range of Exercise Price  Shares     Life     Price     Shares   Price
-----------------------  ------  ----------  -----    --------  -------
   $2.50 - 6.00 ........ 963,000 8.35 years $   4.55  575,875    $ 4.49
   $0.1875 - 0.25 ...... 512,500 3.59 years $   0.22  512,500    $ 0.22

   Note 9 - Employee Benefit Plan

             The Company maintains a contributory profit sharing plan established pursuant to the provisions of Section 401(k) of the Internal Revenue Code which provides benefits for eligible employees of the Company. The Company made no contributions to the plan during the years ended December 31, 1996, 1997 and 1998.


   Note 10 - Geographic and Customer Information

             During each of the last three fiscal years, the Company has operated in only one industry segment. During 1996, 1997 and 1998, sales to one customer (a reseller of the Company's product) aggregated approximately $4,297,000, $1,994,000 and $1,950,000 respectively, representing 44%, 16% and 13% of the total revenues, respectively. Accounts receivable from this customer represented 40% and 60% of the Company's gross accounts receivable balance at December 31, 1997 and 1998, respectively. Sales to unaffiliated customers are based upon the point of sale versus the location of the customer. However, United States sales to unaffiliated customers includes export sales from the Company's United States operations to unaffiliated customers in the Netherlands of approximately $4,297,000, $1,994,000 and $1,950,000 for the years ended December
   31, 1996, 1997 and 1998, respectively.

        Information regarding geographic areas for the year ended December 31, 1996 is as follows:

                                        United     Belgium     Total
                                        States
                                        ------     -------     -----
Sales to unaffiliated customers     $ 4,774,000 $ 5,418,000 $ 10,192,000

Long-lived assets                       270,000   3,478,000    3,748,000

        Information regarding geographic areas for the year ended December 31, 1997 is as follows:

                                        United     Belgium     Total
                                        States
                                        ------     -------     -----
Sales to unaffiliated customers     $ 2,784,000 $ 9,518,000 $ 12,302,000

Long-lived assets                       285,000   2,432,000    2,717,000

        Information regarding geographic areas for the year ended December 31, 1998 is as follows:

                                        United     Belgium     Total
                                        States
                                        ------     -------     -----
Sales to unaffiliated customers     $ 2,785,000 $12,231,000 $ 15,016,000

Long-lived assets                       257,000   1,721,000    1,978,000

   Note 11 - Commitments and Contingencies

        The Company leases office space and equipment under operating lease agreements expiring at various times during 1999.

        Future minimum rental payments required under noncancelable leases are as follows:

        Year                                    Amount
        1999 ................................ $147,380

        Rent expense under operating leases aggregated approximately $158,000, $213,000 and $285,000 for the years ended December 31,
   1996, 1997 and 1998, respectively.

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


   Note 12 - Subsequent Events

        On April 6, 1999, Security Dynamics Technologies, Inc., RSA Data Security, Inc., the Company and VASCO Data Security, Inc. announced settlement on confidential terms of the claims that each of the companies had raised in litigation filed last year.

        On April 14, 1999, the Company completed a private placement of Common Stock in the amount of $11.5 million. The transaction represented a sale of the Company's Common Stock to European institutional investors at a price of $3.50 per share. A total of 3,285,714 shares of Common Stock were issued as a part of this transaction.

                       INDEPENDENT AUDITORS' REPORT

   The Stockholders and Board of Directors
   VASCO Data Security International, Inc.:

             We have audited the accompanying consolidated balance sheets of VASCO Data Security International, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1998 and the related statements of operations, comprehensive income, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1998.
   In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VASCO Data Security International, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                           /s/ KPMG LLP

   Chicago, Illinois
   March 12, 1999, except for Note 12
      which is as of April 15, 1999

                                SCHEDULE II

                  VASCO DATA SECURITY INTERNATIONAL, INC.

                     VALUATION AND QUALIFYING ACCOUNTS

                                              Bad Debt
Allowance for Doubtful Accounts  Beginning     Expense     Accounts    Ending
For Trade Accounts Receivable     Balance    (Recovery)    Written     Balance
                                                             Off
----------------------------    ----------   ----------    --------   --------
Year ended December 31, 1996   $  182,000   $   346,000   $ (76,000) $  452,000
Year ended December 31, 1997      452,000        97,000    (120,000)    429,000
Year ended December 31, 1998      429,000      (272,000)   (102,000)     55,000

                                 Beginning  Obsolescence  Inventory   Ending
Reserve for Obsolete              Balance      Expense     Written    Balance
Inventories                                                  Off
----------------------------    ----------   ----------    --------   --------
Year ended December 31, 1996   $  114,000   $    40,000   $     -    $  154,000
Year ended December 31, 1997      154,000       101,000     (91,000)    164,000
Year ended December 31, 1998      164,000        35,000      70,000)    129,000

             SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 1999.

                                 VASCO Data Security International, Inc.

                                      /s/ T. Kendall Hunt
                                 T. Kendall Hunt
                                 Chairman of the Board, Chief  Executive
   Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated on April 15, 1999.

                             POWER OF ATTORNEY

        Each of the undersigned, in his capacity as an officer or director, or both, as the case may be, of VASCO Data Security International, Inc. does hereby appoint T. Kendall Hunt and Gregory
   T. Apple, and each of them severally, his true and lawful attorneys or attorney to execute in his name, place and stead, in his capacity as director or officer, or both, as the case may be, this Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and any and all amendments thereto and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission. Each of said attorneys shall have power to act hereunder with or without the other attorney and shall have full power and authority to do and perform in the name and on behalf of each of said directors or officers, or both, as the case may be, every act whatsoever requisite or necessary to be done in the premises, as fully and to all intents and purposes as to which each of said officers or directors, or both, as the case may be, might or could do in person, hereby ratifying and confirming all that said attorneys or attorney may lawfully do or cause to be done by virtue hereof.

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


      /s/  Pol Hauspie                     Director
   Pol Hauspie


      /s/  Mario A. Houthooft              Director
   Mario A. Houthooft


      /s/  Forrest D. Laidley              Director
   Forrest D. Laidley


      /s/  Michael A. Mulshine             Director
   Michael A. Mulshine