Form 10-Q
period 1999-03-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 1999-05-14
CIK 1044777

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


   (Mark One)

   [ X ]     QUARTERLY REPORT  PURSUANT  TO  SECTION  13  OR 15(d)  OF  THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                        Yes        X                        No

        As of May 14, 1999, 24,647,005 shares of the Company's Common Stock, $.001 par value per share ("Common Stock"), were outstanding.

                  VASCO Data Security International, Inc.
                                 Form 10-Q
                 For The Three Months Ended March 31, 1999

                             Table of Contents

   PART I.  FINANCIAL INFORMATION

   This report contains the following trademarks of the Company, some of which are registered: VASCO, VACMan Server and VACMan/CryptaPak and Digipass.
                                                               Page No.
                                                               --------
   Item 1.Consolidated Financial Statements:

         Consolidated Balance Sheets as of
         December 31, 1998 and March 31, 1999 (Unaudited) ......... 3

         Consolidated Statements of Operations (Unaudited)
         for the three months ended March 31, 1998 and 1999 ....... 4

         Consolidated Statements of Comprehensive Income (Unaudited)
         for the three months ended March 31, 1998 and 1999 ........5

         Consolidated Statements of Cash Flows (Unaudited)
         for the three months ended March 31, 1998 and 1999 ....... 6

         Notes to Consolidated Financial Statements ............... 7

   Item 2.Management's Discussion  and Analysis  of Financial  Condition
   and Results of Operations....................................... 8


   PART II. OTHER INFORMATION


   Item 6.Exhibits and Reports on Form 8-K........................ 11


   SIGNATURES..................................................... 12

                      PART I.  FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements

                  VASCO Data Security International, Inc.
                        Consolidated Balance Sheets

                                              December 31,    March 31,
                                                  1998           1999
                                                  ----           ----
                                                             (Unaudited)
    ASSETS
    Current assets:
    Cash                                    $    1,523,075 $     1,346,217
    Accounts receivable, net of allowance
    for doubtful accounts
    of $55,000 and $62,000 in 1998 and 1999      3,376,218       2,751,483
    Inventories, net                             1,272,327       1,341,837
    Prepaid expenses                               692,326         711,391
    Deferred income taxes                           83,000          83,000
    Other current assets                           277,322         255,099
                                                ----------      ----------
        Total current assets                     7,224,268       6,489,027
   Property and equipment
    Furniture and fixtures                         580,427         582,076
    Office equipment                               468,975         501,226
                                                ----------      ----------

                                                 1,049,402       1,083,302
    Accumulated depreciation                      (691,806)       (727,252)
                                                ----------      ----------
                                                   357,596         356,050
   Goodwill, net of accumulated amortization
    of $327,000 and $359,000 in 1998 and 1999      575,211         542,983
   Other assets                                    943,821       1,227,301
                                                ----------      ----------
   Total assets                             $    9,100,896 $     8,615,361
                                                ==========      ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities:
    Current maturities of long-term debt    $    6,528,867 $     6,327,435
    Accounts payable                             1,144,506       1,821,234
    Customer deposits                              519,585         270,148
    Other accrued expenses                       2,117,599       2,374,946
                                                ----------      ----------
        Total current liabilities               10,310,557      10,793,763

   Long-term debt, including stockholder
   note of $5,000,000 in 1998 and 1999           8,435,903       8,433,132

   Stockholders' equity (deficit):
    Common stock, $.001 par value -
    75,000,000 shares authorized;
      20,805,697 shares issued and
      outstanding in 1998; 21,186,716
      shares issued and outstanding in 1999         20,806          21,187
    Additional paid-in capital                   9,797,068       9,969,062
    Accumulated deficit                        (19,550,419)    (20,554,525)
    Accumulated other comprehensive income-
        cumulative translation adjustment           86,981        (47,258)

                                                ----------      ----------
   Total stockholders' equity (deficit)         (9,645,564)    (10,611,534)
                                                ----------      ----------

   Total liabilities and stockholders'
   equity (deficit)                         $    9,100,896 $     8,615,361
                                                ==========      ==========


       See accompanying notes to consolidated financial statements.

                  VASCO Data Security International, Inc.
                   Consolidated Statements of Operations
                                (Unaudited)

                                            For the Quarter Ended March 31,
                                                  1998              1999
                                                  ----              ----
       Net revenues                          $  2,612,967     $  4,308,543

       Cost of goods sold                       1,221,823        1,835,858
                                                ---------        ---------
       Gross profit                             1,391,144        2,472,685
                                                ---------        ---------
       Operating costs:
        Sales and marketing                       882,613        1,325,719
        Research and development                  437,434          703,749
        General and administrative                575,789          859,015
                                                ---------        ---------
         Total operating costs                  1,895,836        2,888,483
                                                ---------        ---------

       Operating loss                            (504,692)        (415,798)

       Interest expense                          (209,570)        (223,448)
       Other expense, net                         (14,462)         (60,679)
                                                ---------        ---------

       Loss before income taxes                  (728,724)        (699,925)

       Provision for income taxes                   9,374          304,181
                                                ---------        ---------
       Net loss available to common
        stockholders                          $  (738,098)    $ (1,004,106)
                                                =========        =========
       Basic and diluted net loss per
        common share                          $     (0.04)    $      (0.05)
                                                =========        =========
       Weighted average common shares
        outstanding                            20,510,308       21,010,633
                                               ==========       ==========

       See accompanying notes to consolidated financial statements.

                  VASCO Data Security International, Inc.
              Consolidated Statements of Comprehensive Income
                                (Unaudited)

                                          For the Quarter ended March 31,
                                               1998          1999
                                               ----          ----
   Comprehensive income:
        Net loss                           $ (738,098)   $ (1,004,106)

        Other comprehensive loss -
         cumulative translation adjustment   (170,243)       (134,239)
                                            ---------       ---------
        Comprehensive loss                 $ (908,341)   $ (1,138,345)
                                            =========       =========

       See accompanying notes to consolidated financial statements.

                  VASCO Data Security International, Inc.
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                      For the Quarter Ended
                                                            March 31,
                                                        1998           1999
                                                        ----           ----
     Cash flows from operating activities:
     Net loss                                      $  (738,098)  $ (1,004,106)
       Adjustments to reconcile net income to
        net cash provided by (used in)
        operating activities:
         Depreciation and amortization                 251,486        249,056
         Interest paid in shares of common stock             -         78,750
         Gain on sale of fixed assets                        -        (14,862)
         Changes in current assets and
          current liabilities:
           Accounts receivable, net                    417,434        624,735
           Inventories, net                           (200,166)       (69,510)
           Other current assets                        (16,942)         3,058
           Accounts payable                            789,406        676,728
           Customer deposits                           (27,397)      (249,437)
           Other accrued expenses                       23,732        257,347
                                                      --------       --------
   Net cash provided by operations                     499,455        551,759
                                                      --------       --------
   Cash flows from investing activities:
     Additions to property and equipment              (125,922)       (33,800)
                                                      --------       --------
   Net cash used in investing activities              (125,922)       (33,800)
                                                      --------       --------
   Cash flows from financing activities:
     Prepayment of royalties                                 -       (450,000)
     Proceeds from exercise of stock options           115,347         63,625
     Repayment of debt                                 (20,386)      (204,203)
                                                      --------       --------
   Net cash provided by (used in) financing
    activities                                          94,961       (560,578)
                                                      --------       --------
   Effect of exchange rate changes on cash            (170,243)      (134,239)
                                                      --------       --------
   Net increase (decrease) in cash                     298,251       (176,858)
   Cash, beginning of period                         1,897,666      1,523,075
                                                      --------       --------
   Cash, end of period                            $  2,195,917   $  1,346,217
                                                     =========      =========

   Supplemental disclosure of cash flow
    information:
   Interest paid                                  $     20,764         55,230
   Income taxes paid                              $          -          3,945

       See accompanying notes to consolidated financial statements.

                  VASCO Data Security International, Inc.
                Notes to Consolidated Financial Statements

   Note 1 - Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts of VASCO Data Security International, Inc. and its subsidiaries (collectively, the "Company") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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


   Note 2 - Exchange Offer

         VASCO Data  Security  International,  Inc.  ("VDSI  Inc.")  was
   organized in 1997 as a subsidiary of VASCO Corp., a Delaware corporation ("VASCO Corp."). Pursuant to an exchange offer ("Exchange Offer") by VDSI Inc. for securities of VASCO Corp. that was completed March 11, 1998, VDSI Inc. acquired 97.7% of the outstanding common stock of VASCO Corp. Consequently, VASCO Corp. became a subsidiary of VDSI Inc., with certain VASCO Corp. shareholders holding the remaining 2.3% of the VASCO Corp. common stock representing a minority interest. On October 28, 1998, VASCO Corp. was merged with and into the Company and VASCO Corp. ceased to exist.


   Note 3 - Subsequent Events

        On April 14, 1999, the Company completed a private placement of Common Stock in the amount of $11.5 million. The transaction represented a sale of the Company's Common Stock to European institutional investors at a price of $3.50 per share. A total of 3,285,714 shares of Common Stock were issued as a part of this transaction.

        On May 3, 1999, the Company announced that it has acquired the global assets of SecureWare, a prominent French security software firm. SecureWare's focus is on developing security solutions for every leading operating system - including Windows NT, UNIX, IBM's S/390 and AS/400, Tandem, Digital, Stratus, Hewlett-Packard, and Sun Solaris, among others. The purchase price of $1.5 million was paid in a combination of cash and common stock.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        VDSI  Inc.  designs,   develops,  markets   and  supports   open
   standards-based hardware and software security systems which manage and secure access to data.

        The following discussion is based upon VDSI Inc.'s consolidated results of operations for the three months ended March 31, 1999 as compared to VASCO Corp.'s consolidated results of operations for the three months ended March 31, 1998. See Note 2 - Exchange Offer.
   References to the Company or VDSI Inc. represent the consolidated entity.


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

   Comparison of Three Months Ended March 31, 1998 and March 31, 1999

        The  following  discussion  and  analysis  should  be  read   in
   conjunction with the Company's Consolidated Financial Statements for the three months ended March 31, 1998 and 1999.

   Revenues

        The Company's consolidated revenues for the three months ended March 31, 1999 were $4,309,000, an increase of $1,696,000, or 65%, as compared to the three months ended March 31, 1998. This increase can be attributed to continued strong performance from international operations as well as increased demand for the Company's authentication products, including the introduction of two new authentication products, the Digipass 600 and Digipass 700.

   Cost of Goods Sold

        The Company's consolidated cost of goods sold for the three months ended March 31, 1999 was $1,836,000, an increase of $614,000, or 50%, as compared to the three months ended March 31, 1998. This increase is consistent with the increase in revenues for the period. The Company continues to benefit from efficiencies in the manufacturing process, as well as the increasing demand for products with a more favorable cost structure.


   Gross Profit

        The Company's consolidated gross profit for the three months ended March 31, 1999 was $2,473,000, an increase of $1,082,000, or
   78%, as compared to the three months ended March 31, 1998. This represents a consolidated gross margin of 57%, as compared to 53% for the same period of 1998. This increase can be attributed to efficiencies in the design of the products, which resulted in reduced third-party manufacturing costs, as well as favorable variances as a result of increased volumes.

   Sales and Marketing Expenses

        Consolidated sales and marketing expenses for the three months ended March 31, 1999 were $1,326,000, an increase of $443,000, or
   50%, over the three months ended March 31, 1998. The increase is attributed to the continued expansion the Company's worldwide sales force and network of distributors, and an increase in marketing activities to existing as well as new vertical and geographic markets.

   Research and Development

        Consolidated R&D costs for the three months ended March 31, 1999 were $704,000, an increase of $266,000, or 61%, as compared to the three months ended March 31, 1998. The increase is due to the addition of R&D personnel, in both the U.S. and Europe, as well as the development and launch of two enhanced versions of its VACMan access control server, and two new authentication devices - the Digipass 600 and Digipass 700.

   General and Administrative Expenses

        Consolidated general and administrative expenses for the three months ended March 31, 1999 were $859,000, an increase of $283,000, or 49%, compared to the three months ended March 31, 1998. This increase is due to legal fees incurred in connection with two lawsuits, both of which were settled during the first quarter.

   Interest Expense

        Consolidated interest expense for the three months ended March 31, 1999 was $223,000, compared to $210,000, an increase of 7% over the same period of 1998. This increase can be attributed to an increased borrowing base during 1999. As reported previously, the Company completed a private placement of common stock during April 1999, a portion of the proceeds of which were used to decrease the debt of the Company.

   Operating Loss

        The Company's consolidated operating loss for the three months ended March 31, 1999 was $1,004,000, compared to the consolidated operating loss of $738,000 for the three months ended March 31, 1998. This increase, in part, is due to legal fees incurred in connection with two lawsuits, both of which were settled during the first quarter, as well as the increased efforts and activities in both sales and marketing as well as R&D.

   Liquidity and Capital Resources

        The Company's cash and cash equivalents were $1,346,000 at March 31, 1999, which is a decrease of approximately $177,000 from $1,523,000 at December 31, 1998. As of March 31, 1999, the Company had negative working capital of $4,305,000. During the first quarter of 1999, the Company used the cash provided by operations principally for working capital needs.

        Capital expenditures during the first three months of 1999 were $34,000 and consisted primarily of computer equipment.

        In April 1999, the Company completed a private placement on Common Stock in the amount of $11.5 million. The transaction represented a sale of the Company's Common Stock to European institutional investors at a price of $3.50 per share. A total of 3,285,714 shares of Common Stock were issued as a part of this transaction. The Company believes that its current cash balances and anticipated cash generated from operations will be sufficient to meet its anticipated cash needs through June 2000. Continuance of the
   Company's operations beyond June 2000, however, will depend on the Company's ability to obtain adequate financing. The Company has entered into engagement letters with Artesia Bank and Bank Degroof for a possible future public offering.

        The Company intends to seek acquisitions of businesses, products and technologies that are complementary or additive to those of the Company. On May 3, 1999, the Company announced that it has acquired the global assets of SecureWare, a prominent French security software firm. SecureWare's focus is on developing security solutions for every leading operating system - including Windows NT, UNIX, IBM's S/390 and AS/400, Tandem, Digital, Stratus, Hewlett-Packard, and Sun Solaris, among others. There can be no assurance, however, that any additional acquisitions will be made.


   Year 2000 Considerations

        Many existing computer systems and software products are coded to accept only two digit entries in the date code field with respect to year. With the year 2000 less than one year away, the date code field in these systems and products must be adjusted to allow for a four digit year of otherwise modified so that they recognize "00" to indicate the year 2000 rather that the year 1900. Based upon its current assessments, which are based in part on certain representations of third party service and product providers, the Company does not expect that is will experience a significant disruption of its operations as a result of the Year 2000.

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

        Additionally, the Company believes that the purchasing patterns of customers and potential customers may be affected by the Year 2000 issues as companies expend significant resources to upgrade their current software systems for Year 2000 compliance. This, in turn, could result in reduced funds available to be spent on other technology applications, such as those offered by the Company, which could have a material adverse effect on the Company's business and results of operations.

   Quantitative and Qualitative Disclosures about Market Risk

        There have been no material changes in the Company's market risk during the three-month period ended March 31, 1999. For additional information refer to Item 7A in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                        PART II.  OTHER INFORMATION


   Item 1. Legal Proceedings

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

   Item 5.   Other Information. None.

   Item 6.   Exhibits and Reports on Form 8-K

        a) The following exhibits are filed with this Form 10-Q or incorporated by reference as set forth below:



     Exhibit
      Number  Description
    --------  -----------

        27    Financial Data Schedule.


   (b)  Reports on Form 8-K

        No reports on Form 8-K have been filed by the Company during the quarter ended March 31, 1999.

                                SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1999.

                                 VASCO Data Security International, Inc.

                                      /s/  T. Kendall Hunt
                                 ---------------------------------------
                                 T. Kendall Hunt
                                 Chairman of the Board, Chief  Executive
                                 Officer and President


                                      /s/  Gregory T. Apple
                                 ---------------------------------------
                                 Gregory T. Apple
                                 Vice President and Treasurer
                                 (Principal  Financial  Officer and
                                   Principal Accounting Officer)


                             EXHIBIT INDEX
                             -------------


     Exhibit
      Number   Description
     -------   -----------

        27     Financial Data Schedule.