Form 10-Q
period 1999-06-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 1999-08-16
CIK 1044777

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


   (Mark One)

   [ X ]     QUARTERLY REPORT  PURSUANT  TO  SECTION  13  OR 15(d)  OF  THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                  Yes  X                        No

        As of August 13, 1999, 24,647,005 shares of the Company's Common Stock, $.001 par value per share ("Common Stock"), were outstanding.

        This report contains the following trademarks of the Company, some of which are registered: VASCO, AccessKey, VACMan Server and VACMan/CryptaPak, AuthentiCard and Digipass.

                  VASCO Data Security International, Inc.
                                 Form 10-Q
                 For The Three Months Ended June 30, 1999

                             Table of Contents


   PART I.  FINANCIAL INFORMATION                                Page No.


   Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of
         December 31, 1998 and June 30, 1999 (Unaudited) ..............3

         Consolidated Statements of Operations (Unaudited)
         for the three and six months ended June 30, 1998 and 1999.....4

         Consolidated Statements of Comprehensive Income (Unaudited)
         for the three and six months ended June 30, 1998 and 1999.....5

         Consolidated Statements of Cash Flows (Unaudited)
         for the three and six months ended June 30, 1998 and 1999.....6

         Notes to Consolidated Financial Statements ...................7

   Item 2.Management's Discussion and Analysis of Financial Condition
          and Results of Operations ...................................8


   PART II. OTHER INFORMATION

   Item 1. Legal Proceedings..........................................11

   Item 4.Submission of Matters to a Vote of Securityholders..........11

   Item 5.Other Information...........................................11

   Item 6.Exhibits and Reports on Form 8-K............................12


   SIGNATURES.........................................................13

                      PART I.  FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements

                  VASCO Data Security International, Inc.
                        Consolidated Balance Sheets

                                                December 31,      June 30,
                                                    1998            1999
                                                                 (Unaudited)

   ASSETS
   Current assets:
     Cash                                       $  1,523,075    $  3,658,704
     Accounts receivable, net of allowance
        for doubtful accounts of $55,000 and
        $87,000 in 1998 and 1999, respectively     3,376,218       2,287,028
     Inventories, net                              1,272,327       1,337,609
     Prepaid expenses                                692,326       1,139,470
     Deferred income taxes                            83,000          83,000
     Other current assets                            277,322         371,992
                                                   ---------       ---------
          Total current assets                     7,224,268       8,877,803
   Property and equipment
     Furniture and fixtures                          580,427         611,889
     Office equipment                                468,975         617,583
                                                   ---------       ---------
                                                   1,049,402       1,229,472
     Accumulated depreciation                       (691,806)       (764,380)
                                                   ---------       ---------
                                                     357,596         465,092
   Goodwill, net of accumulated amortization
   of $327,000 and $392,000 in 1998 and 1999         575,211         510,755
   Other assets                                      943,821       2,602,333
                                                   ---------       ---------
   Total assets                                 $  9,100,896   $  12,455,983
                                                   =========      ==========


   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities:
     Current maturities of long-term debt       $  6,528,867   $     475,465
     Accounts payable                              1,144,506         724,740
     Customer deposits                               519,585         150,303
     Other accrued expenses                        2,117,599       1,995,550
                                                   ---------       ---------

          Total current liabilities               10,310,557       3,346,058

   Long-term debt, including stockholder note
   of $5,000,000 in 1998 and 1999                  8,435,903       8,431,734

   Stockholders' equity (deficit):
     Common stock, $.001 par value -
     75,000,000 shares authorized;
       20,805,697 shares issued and
       outstanding in 1998; 24,647,005
       shares issued and outstanding in 1999          20,806          24,647
     Additional paid-in capital                    9,797,068      21,410,181
     Accumulated deficit                         (19,550,419)    (20,943,313)
     Accumulated other comprehensive income-
       cumulative translation adjustment              86,981         186,676
                                                   ---------       ---------
     Total stockholders' equity (deficit)         (9,645,564)        678,191
                                                   ---------       ---------
          Total liabilities and
             stockholders' equity (deficit)     $  9,100,896   $  12,455,983
                                                   =========      ==========

          See accompanying notes to consolidated financial statements.

                  VASCO Data Security International, Inc.
                   Consolidated Statements of Operations
                                (Unaudited)

                                 Three months               Six months
                                ended June 30,            ended June 30,
                              1998          1999         1998         1999
                              ----          ----         ----         ----

   Net revenues            $ 3,524,762  $ 4,450,698  $ 6,137,729  $ 8,759,241
   Cost of goods sold        1,655,593    1,713,563    2,877,416    3,549,421
                            ----------   ----------   ----------   ----------
   Gross profit              1,869,169    2,737,135    3,260,313    5,209,820
   Operating costs:
    Sales and marketing      1,046,527    1,320,518    1,929,140    2,646,237
    Research and development   390,532      469,481      827,966    1,173,230
    General and admin          418,153      737,745      993,942    1,596,760
                            ----------   ----------   ----------   ----------
      Total operating costs  1,855,212    2,527,744    3,751,048    5,416,227

   Operating income (loss)      13,957      209,391     (490,735)    (206,407)

   Interest expense           (670,015)    (192,009)    (879,585)    (415,457)
   Other expense, net          (86,693)    (349,308)    (101,155)    (409,986)
                            ----------   ----------   ----------   ----------
   Loss before income taxes   (742,751)    (331,926)  (1,471,475)  (1,031,850)

   Provision for income taxes  121,969       56,862      131,343      361,044
                            ----------   ----------   ----------   ----------
   Net loss available to
     common stockholders   $  (864,720) $  (388,788) $(1,602,818) $(1,392,894)
                            ==========   ==========   ==========   ==========

   Basic and diluted net loss
     per common share      $     (0.04) $    (0.02) $      (0.08) $     (0.06)
                            ===========  ==========   ===========  ===========
   Weighted average common
     shares outstanding     20,322,151   24,049,770   20,363,002   22,538,597
                            ==========   ==========   ==========   ==========

       See accompanying notes to consolidated financial statements.

                  VASCO Data Security International, Inc.
              Consolidated Statements of Comprehensive Income
                                (Unaudited)


                               Three months ended        Six months ended
                                    June 30,                 June 30,
                                1998        1999        1998          1999
   Comprehensive income:        ----        ----        ----          ----

  Net loss                    $(864,720) $(388,788) $(1,602,818)  $(1,392,894)

  Other comprehensive income-
   cumulative translation adj   275,195    233,934      104,952        99,695
                               ---------  ---------  -----------   -----------
  Comprehensive loss           (589,525)  (154,854)  (1,497,866)   (1,293,199)
                               =========  =========  ===========   ===========

       See accompanying notes to consolidated financial statements.

                  VASCO Data Security International, Inc.
                   Consolidated Statements of Cash Flows
                                (Unaudited)
                                           For the six months ended June 30,
                                                   1998            1999
                                                   ----            ----

  Cash flows from operating activities:
   Net loss                                   $ (1,602,818)  $ (1,392,894)
    Adjustments to reconcile net income to
      net cash provided by (used in)
      operating activities:
        Depreciation and amortization              494,719        519,144
        Interest paid in shares of
          common stock                                 -           78,750
         Gain on sale of fixed assets                  -          (16,096)
         Changes in assets and liabilities:
           Accounts receivable, net                272,861      1,089,190
           Inventories, net                       (553,237)       (65,282)
           Other current assets                   (693,246)      (493,306)
           Accounts payable                       (367,557)      (419,766)
           Customer deposits                         2,442       (369,282)
           Other accrued expenses                  258,897       (122,049)
           Prepayment of royalties                     -       (1,100,000)
                                                -----------    -----------
   Net cash used in operations                  (2,187,939)    (2,291,591)

   Cash flows from investing activities:
     Acquisition of SecureWare/DMIC                    -         (316,437)
     Additions to property and equipment          (159,765)      (180,070)
                                                -----------    -----------
   Net cash used in investing activities          (159,765)      (496,507)
                                                -----------    -----------
   Cash flows from financing activities:
     Proceeds from exercise of stock options           -           93,625
     Net proceeds from sales of common stock       115,347     10,787,978
     Proceeds from issuance of debt              3,027,578            -
     Repayment of debt                            (552,237)    (6,057,571)
                                                -----------    -----------
   Net cash provided by financing activities     2,590,688      4,824,032
   Effect of exchange rate changes on cash         104,952         99,695
                                                -----------    -----------
   Net increase in cash                            347,936      2,135,629
   Cash, beginning of period                     1,897,666      1,523,075
                                                -----------    -----------
   Cash, end of period                        $  2,245,602   $  3,658,704
                                                ===========    ===========
   Supplemental disclosure of
     cash flow information:
       Interest paid                          $    175,901   $    489,977
       Income taxes paid                      $    133,014   $    266,170
   Supplemental disclosure of
     investing activity:
       Stock issued for acquisition           $        -     $    698,300

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

   Note 3 - Acquisition

        On May 3, 1999, the Company announced that it has acquired the global assets of SecureWare, a prominent French security software firm. SecureWare's focus is on developing security solutions for every leading operating system _ including Windows NT, UNIX, IBM's S/390 and AS/400, Tandem, Digital, Stratus, Hewlett-Packard, and Sun Solaris, among others. The purchase price of $1.5 million was paid in a combination of cash and common stock.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        VDSI  Inc.  designs,   develops,  markets   and  supports   open
   standards-based hardware and software security systems which manage and secure access to data.

        The following discussion is based upon VDSI Inc.'s consolidated results of operations for the three and six months ended June 30, 1999 as compared to VASCO Corp.'s consolidated results of operations for the three and six months ended June 30, 1998. See "Note 2 - Exchange Offer." References to the "Company" or "VDSI Inc."
   represent the consolidated entity. References to "VASCO NA" represent the North American operations, including VDSI, Inc., VASCO Corp., and VDS. References to "VASCO Europe" mean the operations of Lintel Security, VASCO Data Security nv/sa and VASCO Data Security Europe.

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

   Comparison of Three and Six Months  Ended June 30, 1998 and June  30,
   1999

        The  following  discussion  and  analysis  should  be  read   in
   conjunction with the Company's Consolidated Financial Statements for the three and six months ended June 30, 1998 and 1999.

   Revenues

        Revenues for the three months ended June 30, 1999 were $4,451,000, an increase of $926,000, or 26%, as compared to the three months ended June 30, 1998. This increase can be attributed to new customers and add-on orders for the Company's flagship products, Digipass 300 and Digipass 500, as well as the newly introduced Digipass 100, 600 and 700.

   For the six months ended June  30, 1999, revenues increased  43%
   to 8,759,000 from $6,138,000 in 1998. Again, the Company continues to enter new markets and applications for its products, as well as enjoys a loyalty from its current customers in the form of additional orders.

   Cost of Goods Sold

        Cost of goods sold for the three months ended June 30, 1999 was $1,714,000, an increase of $58,000, or 4%, as compared to the three months ended June 30, 1998. This increase is consistent with the increase in revenues for the same period, but is further accentuated by the savings being realized through efficiencies in the manufacturing process and redesign of the products.

        For the six months ended June 30, 1999, cost of goods sold increased 23% to $3,549,000 from $2,877,000 in 1998. This increase is consistent with the increase in revenues for the same period.

   Gross Profit

        The Company's gross profit for the three months ended June 30, 1999 was $2,737,000, an increase of $868,000, or 46%, as compared to the three months ended June 30, 1998. This represents a gross margin of 61%, as compared to 53% for the same period of 1998. This increase can be attributed to efficiencies in the design of the products, which resulted in reduced third-party manufacturing costs.

        For the six months ended June 30, 1999, gross profit was $5,210,000, an increase of $1,950,000, or 60%, as compared to 1998.
   This represents a gross margin of 59% as compared to 53% for the same period in 1998.

   Sales and Marketing Expenses

        Sales and marketing expenses for the three months ended June 30, 1999 were $1,321,000, an increase of $274,000, or 26%, over the three months ended June 30, 1998. Selling and marketing expenses also increased 37% in the first six months of 1999 to $2,646,000 from $1,929,000 in the first six months of 1998. The increase is attributed to increased sales efforts including, in part, increased travel costs and an increase in marketing activities, including the development of a company-wide marketing program and other efforts. Additionally, the Company continues to invest in its Customer Support infrastructure, which becomes more and more important as our client base continues to expand.

   Research and Development

        Research and development costs for the three months ended June 30, 1999 were $469,000, an increase of $79,000, or 20%, as compared to the three months ended June 30, 1998. Research and development costs increased 42% in the first six months of 1999 to $1,173,000 from $828,000 in the first six months of 1998. The increase is due to the addition of R&D personnel, in both the U.S. and Europe.

   General and Administrative Expenses

        General and administrative expenses for the three months ended June 30, 1999 were $738,000, an increase of $320,000, or 77%, compared to the three months ended June 30, 1998. General and administrative expenses increased 61% in the first six months of 1999 to $1,597,000 from $994,000 in the first six months of 1998. This increase is due to the addition of administrative support staff and legal fees associated with a lawsuit that was settled earlier in 1999.

   Interest Expense

        Interest expense for the three months ended June 30, 1999 was $192,000, compared to $670,000, a decrease of 71% over the same period of 1998. Interest expense decreased 53% in the first six months of 1999 to $415,000 from $880,000 in the first six months of 1998. This decrease is due to a reduction in the debt base, facilitated by the Private Placement that occurred in April 1999.

   Operating Loss

        The Company's operating income for the three months ended June 30, 1999 was $209,000, compared to $14,000 for the three months ended June 30, 1998. The Company had an operating loss of $206,000 for the first six months of 1999, as compared to $491,000 for the first six months of 1998, a decrease of 58%.

   Income Taxes

        Income tax expense for the three months ended June 30, 1999 was $57,000, compared to $122,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999, income tax expense totaled $361,000, compared to expense of $131,000 for the same period in 1998. All of these taxes are attributable to the Company's European operations.


   Liquidity and Capital Resources

        Since inception, the Company has financed its operations through a combination of the issuance and sale of equity securities, private borrowings, short-term commercial borrowings, cash flow from operations, and loans from Mr. T. Kendall Hunt, its Chairman of the Board, and one of the stockholders of the Company's original corporate predecessor.

        The Company's cash and cash equivalents were $3,659,000 at June 30, 1999, which is an increase of approximately $2,136,000 from $1,523,000 at December 31, 1998. As of June 30, 1999, the Company had working capital of $5,532,000. During the second quarter of 1999, the Company used the cash provided by operations principally for working capital needs.

        Capital expenditures during the first six months of 1999 were $180,000 and consisted primarily of computer equipment and office furniture and fixtures. The Company acquired a French company, SecureWare in May 1999 for $1,500,000. Payment was made in both stock and cash, with payments being spread over 12 months.

        In April 1999, the Company completed a private placement on Common Stock in the amount of $11.5 million. The transaction represented a sale of the Company's Common Stock to European institutional investors at a price of $3.50 per share. A total of 3,285,714 shares of Common Stock were issued as a part of this transaction. The Company believes that its current cash balances and anticipated cash generated from operations will be sufficient to meet its anticipated cash needs through June 2000. Continuance of the
   Company's operations beyond June 2000, however, will depend on the Company's ability to generate positive cash flow from operations and obtain adequate financing. The Company has entered into engagement letters with Artesia Bank and Bank DeGroof for a possible future public offering.

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

   Item 4.   Submission of Matters to a Vote of Securityholders.

        The  following   matters   were   submitted   to   a   vote   of
   Securityholders at the annual meeting held on June 15, 1999 (total shares eligible to vote - 24,640,379; total shares voted - 21,213,979):

        1)   Election of Directors (June 1999 - June 2000)

         Name               For              Against           Abstain
   -----------------   -------------     ----------------    --------------
   Michael Cullinane   21,172,166               -               41,813
   Christian Dumolin   21,171,666               -               42,313
   Pol Hauspie         21,172,666               -               41,313
   Mario Houthooft     21,171,666               -               42,313
   T. Kendall Hunt     21,171,666               -               42,313
   F. David Laidley    21,172,666               -               41,313
   Michael Mulshine    21,171,666               -               42,313

        2) Appointment of KPMG LLP as the Company's independent accountants for 1999:

         For              Against           Abstain
   -----------------   -------------     ----------------
      21,205,279            8,600             100

        3)   Approval  of   the   Amended  and   Restated   1997   Stock
             Compensation Plan:

          For             Against            Abstain        Delivered-not
                                                                voted
  -----------------   -------------     ----------------    --------------
    16,329,404           203,738            135,813          4,545,024

   Item 5.   Other Information.

        On June 16, 1999, the Company announced that Mario Houthooft was appointed to the position of President and CEO of the parent company, VASCO Data Security International, Inc., and its U.S. subsidiary, VASCO Data Security, Inc. Mr. Houthooft also retains the position of Managing Director of the company's Belgian subsidiary, VASCO Data Security nv/sa (VASCO Europe).


   Item 6.   Exhibits and Reports on Form 8-K

        a) The following exhibits are filed with this Form 10-Q or incorporated by reference as set forth below:

   Exhibit  Description
    Number

        27  Financial Data Schedule.
   ___________________________

        b)   Reports on Form 8-K

             No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 1999.

                                SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1999.

                                 VASCO Data Security International, Inc.

                                      /s/  Mario R. Houthooft

                                 Mario R. Houthooft
                                 Chief Executive Officer and President

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