Form 10-Q
period 1999-09-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 1999-11-15
CIK 1044777

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


   (Mark One)

   [ X ]     QUARTERLY REPORT  PURSUANT  TO  SECTION  13  OR 15(d)  OF  THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      or

   [    ]    TRANSITION REPORT PURSUANT  TO SECTION 13  OR 15(d) OF  THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO __________

                       Commission file number 000-24389

                   VASCO Data Security International, Inc.
                         (Exact Name of Registrant as
                          Specified in Its Charter)


        DELAWARE                                             36-4169320
    (State or Other                                       (I.R.S. Employer
    Jurisdiction of                                        Identification
    Incorporation or                                            No.)
     Organization)

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

                  Yes  X                        No

        As of November 13, 1999, 26,462,083 shares of the Company's Common Stock, $.001 par value per share (_Common Stock_), were outstanding.


                    VASCO Data Security International, Inc.
                                 Form 10-Q
               For The Three Months Ended September 30, 1999

                             Table of Contents




   PART I.  FINANCIAL INFORMATION
   Page No.


   Item 1.Consolidated Financial Statements:

         Consolidated Balance Sheets as of
         December 31, 1998 and September 30, 1999 (Unaudited) ..... 3

         Consolidated Statements of Operations (Unaudited)
         for the three and nine months
         ended September 30, 1998 and 1999 ........................ 4

         Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 1998 and 1999 .........................5

         Consolidated Statements of Cash Flows (Unaudited)
         for the nine months ended September 30, 1998 and 1999 .... 6

         Notes to Consolidated Financial Statements ............... 7

   Item 2.Management's Discussion and Analysi
         of Financial Condition and Results of Operations ......... 7


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




 PART I.  FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements

                  VASCO Data Security International, Inc.
                        Consolidated Balance Sheets

                                             December 31,   September 30,
                                                 1998            1999
                                                             (Unaudited)

   ASSETS
   Current assets:
    Cash                                     $ 1,523,075      $ 4,712,263
    Accounts receivable, net of allowance
    for doubtful accounts of $55,000 and
    $73,000 in 1998 and 1999                   3,376,218        2,310,842
    Inventories, net                           1,272,327          807,468
    Prepaid expenses                             692,326        1,298,516
    Deferred income taxes                         83,000           83,000
    Other current assets                         277,322          331,152
                                             ------------      -----------
        Total current assets                   7,224,268        9,543,241

   Property and equipment:
    Furniture and fixtures                       580,427          691,007
    Office equipment                             468,975          647,340
                                             ------------      -----------
                                               1,049,402        1,338,347
    Accumulated depreciation                    (691,806)        (835,997)
                                             ------------      -----------
                                                 357,596          502,350
   Goodwill, net of accumulated
   amortization of $327,000 and $424,000
   in 1998 and 1999                              575,211          478,526
   Other assets                                  943,821        2,414,986
                                             ------------      -----------
   Total assets                              $ 9,100,896       $12,939,103
                                             ============      ===========




   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities:
    Current maturities of long-term debt     $ 6,528,867       $   396,944
    Accounts payable                           1,144,506         1,341,192
    Customer deposits                            519,585           135,601
    Other accrued expenses                     2,117,599         2,019,627
                                             ------------      -----------
        Total current liabilities             10,310,557         3,893,364

   Long-term debt, including stockholder
   note of $5,000,000 in 1998 and  1999        8,435,903         8,432,808

   Stockholders' equity (deficit):
    Common stock, $.001 par value -
      75,000,000 shares authorized;
      20,805,697 shares issued and
      outstanding in 1998; 24,650,005
      shares issued and outstanding in 1999       20,806            24,650
    Additional paid-in capital                 9,797,068        21,360,132
    Accumulated deficit                      (19,550,419)      (21,057,225)
    Accumulated other comprehensive
      income-cumulative translation adj.          86,981           285,374
                                             ------------      -----------

   Total stockholders' equity (deficit)       (9,645,564)          612,931
                                             ------------      -----------
   Total liabilities and stockholders'
   equity (deficit)                          $ 9,100,896       $12,939,103
                                             ============      ===========


   See accompanying notes to consolidated financial statements.



                  VASCO Data Security International, Inc.
                   Consolidated Statements of Operations
                                (Unaudited)

                                 Three months ended      Nine months ended
                                    September 30,          September 30,
                                   1998      1999        1998         1999


   Net revenues              $ 4,025,326  $ 4,652,793  $10,431,673  $13,412,035
   Cost of goods sold          1,877,796    1,870,978    5,023,831    5,420,400
                             ------------ ------------ ------------ ------------
   Gross profit                2,147,530    2,781,815    5,407,842    7,991,635
   Operating costs:
    Sales and marketing        1,117,710    1,098,201    3,046,850    3,744,438
    Research and development     420,815      598,124    1,248,781    1,771,355
    General and administrative   765,939      625,414    1,759,879    2,239,407
                             ------------ ------------ ------------ ------------

      Total operating costs    2,304,464    2,321,739    6,055,510    7,755,200
                             ------------ ------------ ------------ ------------
   Operating income (loss)      (156,934)     460,076     (647,668)     236,435

   Interest expense             (223,341)    (229,670)  (1,102,926)    (645,126)
   Other income (expense), net   (88,480)      39,019     (189,636)    (370,968)
                             ------------ ------------ ------------ ------------
   Income (loss) before
   income taxes                 (468,755)     269,425   (1,940,230)    (779,659)
   Provision for income taxes    248,407      383,337      379,750      744,381
                             ------------ ------------ ------------ ------------

   Net loss                  $  (717,162) $  (113,912) $(2,319,980) $(1,524,040)
                             ============ ============ ============ ============

Basic and diluted net loss   $     (0.04) $      0.00  $     (0.11) $     (0.07)
  per common share           ============ ============ ============ ============
Weighted average common
  shares outstanding          20,331,057   24,648,570   20,352,197   23,249,650
                             ============ ============ ============ ============

       See accompanying notes to consolidated financial statements.



                  VASCO Data Security International, Inc.
              Consolidated Statements of Comprehensive Income
                                (Unaudited)


                             Three months ended        Nine months ended
                                September 30,           September 30,
                             1998         1999        1998         1999
Comprehensive income:        ----         ----        ----         ----

 Net loss              $  (717,162) $  (113,912)  $(2,319,980)  $(1,524,040)

 Other comprehensive
 income-cumulative
 translation adj            85,788       98,698       190,740       198,393
                       ------------ ------------  ------------  ------------
Comprehensive loss     $  (631,374) $   (15,214)  $(2,129,240)  $(1,325,647)
                       ============ ============  ============  ============


       See accompanying notes to consolidated financial statements.


                  VASCO Data Security International, Inc.
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                For the Nine Months Ended
                                                     September 30,
                                                 1998            1999
Cash flows from operating activities:            ----            ----
 Net loss                                    $ (2,319,980)   $ (1,524,040)
 Adjustments to reconcile net income to
   net cash provided by
   (used in) operating activities:
     Depreciation and amortization                743,770         846,765
     Interest paid in shares of common stock            -          78,750
     Loss on disposition of fixed assets            5,113               -
     Gain on sale of fixed assets                       -         (16,096)
     Changes in assets and liabilities:
     Accounts receivable, net                    (822,065)      1,065,376
     Inventories, net                            (728,590)        464,859
     Other current assets                        (500,013)       (660,120)
     Accounts payable                            (215,270)        196,686
     Customer deposits                             55,462        (383,984)
     Other accrued expenses                       337,643         (97,972)
     Other assets                                       -      (1,100,000)
                                              ------------    ------------
     Net cash used in operating activities     (3,443,930)     (1,129,776)
                                              ------------    ------------

Cash flows from investing activities:
  Acquisition of SecureWare/DMIC                        -        (287,023)
  Additions to property and equipment            (205,640)       (288,945)
                                              ------------    ------------
     Net cash used in investing activities       (205,640)       (575,968)
                                              ------------    ------------

Cash flows from financing activities:
  Proceeds from exercise of stock options           1,000          94,225
  Net proceeds from sales of common stock         115,347      10,737,332
  Proceeds from issuance of debt                2,545,837               -
  Repayment of debt                                     -      (6,135,018)
                                              ------------    ------------
     Net cash provided by financing activities  2,662,184       4,696,539
                                              ------------    ------------
Effect of exchange rate changes on cash           190,740         198,393
                                              ------------    ------------
     Net increase (decrease) in cash             (796,646)      3,189,188
     Cash, beginning of period                  1,897,666       1,523,075
                                              ------------    ------------

     Cash, end of period                      $ 1,101,020     $ 4,712,263
                                              ============    ============




Supplemental disclosure of cash flow
 information:
   Interest paid                              $   693,668     $   719,514
   Income taxes paid                          $   227,852     $   398,655

Supplemental disclosure of non-cash
 investing activity:                          $         -     $   698,300
   Stock issued for acquisition

          See accompanying notes to consolidated financial statements.



                  VASCO Data Security International, Inc.
                Notes to Consolidated Financial Statements



   Note 1 - Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts of VASCO Data Security International, Inc. and its subsidiaries (collectively, the _Company_) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

        The following discussion is based upon VDSI Inc.'s consolidated results of operations for the three and nine months ended September 30, 1999 as compared to VASCO Corp.'s consolidated results of operations for the three and nine months ended September 30, 1998. See Note 2 "Exchange Offer." References to the "Company" or "VDSI Inc." represent the consolidated entity. References to "VASCO NA" represent the North American operations, including VDSI, Inc., VASCO Corp., and VDS. References to "VASCO Europe" mean the operations of Lintel Security, VASCO Data Security nv/sa and VASCO Data Security Europe.


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


   Comparison of Three and Nine Months Ended September 30, 1998 and September 30, 1999

        The  following  discussion  and  analysis  should  be  read   in
   conjunction with the Company's Consolidated Financial Statements for the three and nine months ended September 30, 1998 and 1999.

   Revenues
        Revenues for the three months ended September 30, 1999 were $4,653,000, an increase of $627,000, or 16%, as compared to the three months ended September 30, 1998. This increase can be attributed to new customers and add-on orders for the Company's flagship products, Digipass 300 and Digipass 500, as well as the newly introduced Digipass 100, 600 and 700.

        For the nine months ended September 30, 1999, revenues increased 29% to $13,412,000 from $10,432,000 for the same period in 1998.
   Again, the Company continues to enter new markets and develops new applications for its products, as well as enjoys a loyalty from its current customers in the form of additional orders.

   Cost of Goods Sold

        Cost of goods sold for the three months ended September 30, 1999 was $1,871,000, a decrease of $7,000, or .4%, as compared to the three months ended September 30, 1998. As a percentage of sales, cost of goods sold decreased to 40% from 47% for the year earlier period as a result of manufacturing efficiencies and increased volume discounts.

        For the nine months ended September 30, 1999, cost of goods sold increased 8% to $5,420,000 from $5,024,000 in 1998. Cost of goods sold for the nine month period ended September 30, 1999 decreased to 40% of sales from 48% for the year earlier period. This is consistent with the decrease experienced for the three month period ended September 30, 1999.

   Gross Profit

        The Company's gross profit for the three months ended September 30, 1999 was $2,782,000, an increase of $634,000, or 30%, as compared to the three months ended September 30, 1998. This represents a gross margin of 60%, as compared to 53% for the same period of 1998. This increase can be attributed to efficiencies in the design of the products, which resulted in reduced third-party manufacturing costs.

        For the nine months ended September 30, 1999, gross profit was $7,992,000, an increase of $2,584,000, or 48%, as compared to 1998.
   This represents a gross margin of 60% as compared to 52% for the same period in 1998.

   Sales and Marketing Expenses

        Sales and marketing expenses for the three months ended September 30, 1999 were $1,098,000, a decrease of $20,000, or 2%, over the three months ended September 30, 1998. Selling and marketing expenses increased 23% in the first nine months of 1999 to $3,744,000 from $3,047,000 in the first nine months of 1998. The increase is attributed to increased sales efforts including, in part, increased travel costs and an increase in marketing activities, including the development of a company-wide marketing program and other efforts. Additionally, the Company continues to invest in its customer support infrastructure, which becomes more and more important as our client base continues to expand.

   Research and Development

        Research and development costs for the three months ended September 30, 1999 were $598,000, an increase of $177,000, or 42%, as compared to the three months ended September 30, 1998. Research and development costs increased 42% in the first nine months of 1999 to $1,771,000 from $1,249,000 in the first nine months of 1998. The increase is due to the addition of R&D personnel, mainly in France, due to the acquisition of Secureware in May 1999.

   General and Administrative Expenses

        General and administrative expenses for the three months ended September 30, 1999 were $625,000, a decrease of $141,000, or 18%, compared to the three months ended September 30, 1998. General and administrative expenses increased 27% in the first nine months of 1999 to $2,239,000 from $1,760,000 in the first nine months of 1998.
   This increase is due to the addition of administrative support staff and legal fees associated with a lawsuit that was settled earlier in 1999.

   Interest Expense

        Interest expense for the three months ended September 30, 1999 was $230,000, compared to $223,000, an increase of 3% over the same period of 1998. Interest expense decreased 42% in the first nine months of 1999 to $645,000 from $1,103,000 in the first nine months of 1998. This decrease is due to a reduction in the debt base, facilitated by the private placement of common stock that occurred in April 1999.

   Operating Income (Loss)

        The Company's  operating  income  for  the  three  months  ended
   September 30, 1999 was $460,000, compared to an operating loss of $157,000 for the three months ended September 30, 1998. The Company had operating income of $236,000 for the first nine months of 1999, as compared to an operating loss of $648,000 for the first nine months of 1998.

   Income Taxes

        Income tax expense for the three months ended September 30, 1999 was $383,000, compared to $248,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, income tax expense totaled $744,000, compared to expense of $380,000 for the same period in 1998. Income taxes are attributable to the Company's European operations.

   Liquidity and Capital Resources

        Since inception, the Company has financed its operations through a combination of the issuance of equity securities, private borrowings, short-term commercial borrowings, cash flow from operations, and loans from Mr. T. Kendall Hunt, its Chairman of the Board, and one of the stockholders of the Company's original corporate predecessor.

        The Company's cash and cash equivalents were $4,712,000 at September 30, 1999, which is an increase of approximately $3,189,000 from $1,523,000 at December 31, 1998. As of September 30, 1999, the Company had working capital of $5,650,000. During the third quarter of 1999, the Company used the cash provided by operations principally for working capital needs.

        Capital expenditures during the first nine months of 1999 were $289,000 and consisted primarily of computer equipment and office furniture and fixtures. The Company acquired a French company, SecureWare, in May 1999 for $1,500,000. Payment was made in both stock and cash, with payments being spread over 1 year.

        In April 1999, the Company completed a private placement of common stock in the amount of $11.5 million. The transaction represented a sale of the Company's common stock to European institutional investors at a price of $3.50 per share. The Company believes that its current cash balances and anticipated cash generated from operations will be sufficient to meet its anticipated cash needs through 2000. Continuance of the Company's operations beyond 2000, however, will depend on the Company's ability to obtain adequate financing. The Company has entered into engagement letters with Artesia Bank and Bank DeGroof for a possible future public offering.

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

        The Company plans to continue to identify, assess and to resolve all material Year 2000 issues by the end of 1999. The Company is developing contingency plans to address significant internal and external Year 2000 issues as they are identified. These contingency plans are expected to be complete by the end of 1999. Even with the effort to address the Year 2000 issue made by the Company to date, there can be no assurance that the systems of other entities on which the Company relies, including the Company's internal systems and proprietary software, will be remedied in a timely fashion, or that a failure to remediate by another entity and/or the Company, would not have a material effect on the Company's results of operations.

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



                        PART II.  OTHER INFORMATION


   Item 1. Legal Proceedings.  None.

   Item 2.   Changes in Securities.  None.

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

        Approximately 80% of the Company's business is conducted outside the United States in Europe and Asia/Pacific. The majority of business operations are transacted in foreign currencies. As a result, the Company has exposure to foreign exchange fluctuations. The Company is affected by both foreign currency translation and transaction adjustments. The Company does not hold any financial instruments for trading purposes. Translation adjustments result from the conversion of the foreign subsidiaries' balance sheets and income statements to U.S. dollars at year-end exchange rates and weighted average exchange rates, respectively. Translation adjustments resulting from this process are recorded directly into stockholders' equity. Transaction adjustments result from currency exchange movements when a foreign subsidiary transacts business in a currency that differs from its local currency. These transactions are recorded as gains or losses in the Company's statement of operations.

        The Company's foreign exchange exposure was minimized in 1999 as the majority of the Company's foreign subsidiaries' business transactions were spread across approximately 40 different countries and currencies. This geographic diversity reduces the risk to the Company's operating results. Company has not entered into foreign currency exchange forward contracts or other derivative arrangements to manage risks associated with foreign exchange rate fluctuations. Also, the Company performs periodic reviews of outstanding balances and settles intercompany accounts to minimize foreign exchange transaction gains and losses.

        The Company has minimal interest rate risk. The Company's $8 million debt is made up of fixed rate notes, ranging from 9.0% to 9.5%, which are not subject to market fluctuations. The maturities of these notes range from 2001 to 2002.

   Item 4.   Submission of Matters to a Vote of Securityholders.  None.

   Item 5.   Other Information. None.

   Item 6.   Exhibits and Reports on Form 8-K

        a) The following exhibits are filed with this Form 10-Q or incorporated by reference as set forth below:



     Exhibit
      Number Description


        27  Financial Data Schedule.

   (b)  Reports on Form 8-K

        No reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 1999.


                                SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 1999.

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