Form 10-Q
period 2000-03-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2000-05-15
CIK 1044777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
                                                        ----------   ----------

                        Commission file number 000-24389

                     VASCO DATA SECURITY INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                       36-4169320
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

                 Yes   X                            No
                     -----                             -----

     As of April 25, 2000, 27,293,951 shares of the Company's Common Stock, $.001 par value per share ("Common Stock"), were outstanding.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                         PAGE NO.


Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of
         December 31, 1999 and March 31, 2000 (Unaudited)................... 3

         Consolidated Statements of Operations (Unaudited)
         for the three months ended March 31, 1999 and 2000................. 4

         Consolidated Statements of Comprehensive Loss (Unaudited)
         for the three months ended March 31, 1999 and 2000................. 5

         Consolidated Statements of Cash Flows (Unaudited)
         for the three months ended March 31, 1999 and 2000................. 6

         Notes to Consolidated Financial Statements......................... 7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................. 7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......... 8


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K................................... 11


SIGNATURES.................................................................. 12



--------------------
     This report contains the following trademarks of the Company, some of which are registered: VASCO, AccessKey, VACMan Server and VACMan/CryptalPak, AuthentiCard and Digipass.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                 December 31,       March 31,
                                                     1999              2000
                                                 ------------     ------------
                                                                   (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                   $  2,576,494     $  3,435,188
     Accounts receivable, net of allowance
        for doubtful accounts of $120,216
        and $121,582 in 1999 and 2000,
        respectively                                2,871,367        3,409,678
     Inventories, net                                 805,382          796,824
     Prepaid expenses                                 157,620          285,600
     Deferred income taxes                             83,000           83,000
     Other current assets                             925,334          830,041
                                                 ------------     ------------
     Total current assets                           7,419,197        8,840,331
Property and equipment
     Furniture and fixtures                         1,246,555        1,287,957
     Office equipment                               1,013,870        1,085,323
                                                 ------------     ------------
                                                    2,260,425        2,373,280
     Accumulated depreciation                      (1,070,046)      (1,053,057)
                                                 ------------     ------------
                                                    1,190,379        1,320,223
Goodwill and other intangibles, net of
     accumulated amortization of $3,134,000
     and $3,287,161 in 1999 and 2000,
     respectively                                   1,989,960        1,788,065
Prepaid royalties and other assets                  1,718,493        1,717,556
                                                 ------------     ------------
TOTAL ASSETS                                     $ 12,318,029     $ 13,666,175
                                                 ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Current portion of long-term debt           $    639,322     $    463,287
     Accounts payable                               2,020,465          875,234
     Unearned income                                  667,501          872,812
     Accrued expenses                               1,618,739        3,530,598
                                                 ------------     ------------
     Total current liabilities                      4,946,027        5,741,931

Long-term debt, including stockholder note
     of $5,000,000 in 1999 and 2000,
     respectively                                   8,408,862        8,836,837

STOCKHOLDERS' DEFICIT:
     Preferred stock, $.01 par value;
        500,000 shares authorized; none
        issued and outstanding                              -                -
     Common stock, $.001 par value -
        75,000,000 shares authorized;
        26,462,083 and 26,872,614 shares
        issued and outstanding in 1999 and
        2000, respectively                             26,462           26,873
     Additional paid-in capital                    20,702,387       21,745,836
     Accumulated deficit                          (21,873,340)     (22,687,195)
     Accumulated other comprehensive income-
        cumulative translation adjustment             107,631            1,893
                                                 ------------     ------------
Total stockholders' deficit                        (1,036,860)        (912,593)
                                                 ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $ 12,318,029     $ 13,666,175
                                                 ============     ============


          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three months ended March 31,
                                                     1999             2000
                                                 ------------     ------------


Net revenues                                     $  4,818,254     $  5,551,927

Cost of goods sold                                  1,889,801        1,862,954
                                                 ------------     ------------

Gross profit                                        2,928,453        3,688,973
                                                 ------------     ------------

Operating costs:
     Sales and marketing                            1,402,660        2,162,637
     Research and development                         976,498          941,605
     General and administrative                       938,726        1,160,664
                                                 ------------     ------------
       Total operating costs                        3,317,884        4,264,906
                                                 ------------     ------------

Operating loss                                       (389,431)        (575,933)
Interest expense, net                                (227,900)        (162,911)
Other expense, net                                    (60,679)         (55,470)
                                                 ------------     ------------

Loss before income taxes                             (678,010)        (794,314)
Provision for income taxes                            304,181           19,541
                                                 ------------     ------------

Net loss                                         $   (982,191)    $   (813,855)
                                                 ============     ============

Basic and diluted net loss per share             $      (0.04)    $      (0.03)
                                                 ============     ============

Weighted average shares outstanding                23,010,633       26,786,287
                                                 ============     ============

          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)



                                                 Three months ended March 31,
                                                     1999             2000
                                                 ------------     ------------


Net loss                                         $   (982,191)    $   (813,855)

Other comprehensive loss -
     cumulative translation adjustment               (134,239)        (105,738)
                                                 ------------     ------------

Comprehensive loss                               $ (1,116,430)    $   (919,593)
                                                 ============     ============




          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                 Three months ended March 31,
                                                     1999            2000
                                                 ------------     ------------
Cash flows from operating activities:
     Net loss                                    $   (982,191)    $   (813,855)
        Adjustments to reconcile net income
          to net cash provided by (used in)
          operating activities:
          Depreciation and amortization               252,695          255,563
          Interest paid in shares of
            common stock                               78,750           78,750
          Gain on sale of fixed assets                (14,862)               -
          Changes in assets and liabilities:
            Accounts receivable, net                  773,521         (538,311)
            Inventories, net                          (69,510)           8,558
            Other current assets                      (73,728)         (31,750)
            Accounts payable                          757,096       (1,145,231)
            Unearned income                          (228,301)         205,311
            Accrued expenses                          199,363        1,911,859
            Prepayment of royalties                  (450,000)               -
                                                 ------------     ------------
Net cash provided by (used in) operations             242,833          (69,106)
                                                 ------------     ------------

Cash flows from investing activities:
     Additions to property and equipment, net          (4,059)        (183,511)
                                                 ------------     ------------
Net cash used in investing activities                  (4,059)        (183,511)
                                                 ------------     ------------

Cash flows from financing activities:
     Proceeds from exercise of stock
        options and warrants                           93,625          965,109
     Proceeds from issuance of debt                         -          427,975
     Repayment of debt                               (254,203)        (176,035)
                                                 ------------     ------------
Net cash provided by (used in)
     financing activities                            (160,578)       1,217,049
                                                 ------------     ------------
Effect of exchange rate changes on cash              (134,239)        (105,738)
                                                 ------------     ------------
Net increase (decrease) in cash                       (56,043)         858,694
Cash and cash equivalents, beginning of period      1,662,084        2,576,494
                                                 ------------     ------------
Cash and cash equivalents, end of period         $  1,606,041     $  3,435,188
                                                 ============     ============


Supplemental disclosure of cash flow information:
Interest paid                                    $     57,100     $     43,999
Income taxes paid                                $      3,945     $      2,632


          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of VASCO Data Security International, Inc. and its subsidiaries (collectively, the "Company" or "VASCO") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         During the fourth quarter of 1999, the Company acquired IntelliSoft Corp. in a transaction which has been accounted for under the pooling-of-interests method. Accordingly, the consolidated financial statements for the quarter ended March 31, 1999 have been restated as if IntelliSoft had been combined for that period.

         In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. All significant intercompany accounts and transactions have been eliminated. The operating results for the interim periods presented are not necessarily indicative of the results expected for a full year.

NOTE 2 - BUSINESS SEGMENTS

                                      IDENTISOFT    INTELLISOFT     TOTAL
Three months ended March 31, 2000     ----------    -----------     -----

Net revenues                          $3,513,290    $2,038,637    $5,551,927
Cost of goods sold                     1,618,318       244,636     1,862,954
Gross profit                           1,894,972     1,794,001     3,688,973

Three months ended March 31, 1999
Net revenues                           4,308,543       509,711     4,818,254
Cost of goods sold                     1,835,858        53,943     1,889,801
Gross profit                           2,472,685       455,768     2,928,453

NOTE 3 - SUBSEQUENT EVENTS

During the first quarter of 2000 the Company filed a registration statement in connection with an offering of its common stock to the public. On April 13, 2000, the Company terminated this offering due to the volatility of market conditions.

In April 2000, long-term debt in the amount of $5,000,000 was converted into 416,666 shares of common stock of the Company.

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



COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 2000

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements for the three months ended March 31, 1999 and 2000.

Revenues

         Revenues for the three months ended March 31, 2000 were $5,552,000, an increase of $734,000, or 15%, as compared to the three months ended March 31, 1999. This was the highest quarterly revenues ever achieved by the Company and can be attributed to strong demand in the market place for the Company's security products.


Cost of Goods Sold

         Cost of goods sold for the three months ended March 31, 2000 was $1,863,000, a decrease of $27,000, or 1.4%, as compared to the three months ended March 31, 1999. This decrease can be attributed to savings being realized through efficiencies in the manufacturing process and redesign of the products.

Gross Profit

         The Company's gross profit for the three months ended March 31, 2000 was $3,689,000, an increase of $761,000, or 26%, as compared to the three months ended March 31, 1999. This represents a gross margin of 66%, as compared to 61% for the same period of 1999. This increase can be attributed to efficiencies in the design of the products, which resulted in reduced third-party manufacturing costs. Additionally, sales of software licenses of the Company's SnareWorks product increased and provide higher gross margins than the Company's products which ship with a hardware interface.

Sales and Marketing Expenses

         Sales and marketing expenses for the three months ended March 31, 2000 were $2,163,000, an increase of $760,000, or 54%, over the three months ended March 31, 1999. This increase is due to increased sales efforts including, in part, increased travel costs and an increase in marketing activities, including the development of a company-wide marketing program and other efforts. Additionally, the Company continues to invest in its customer support infrastructure, which becomes more and more important as the client base continues to expand.

Research and Development

         Research and development costs for the three months ended March 31, 2000 were $942,000, a decrease of $34,000, or 4%, as compared to the three months ended March 31, 1999. The Company has maintained expenditures for product development at relatively stable levels over the last year.

General and Administrative Expenses

         General and administrative expenses for the three months ended March 31, 2000 were $1,161,000, an increase of $222,000, or 24%, compared to the three months ended March 31, 1999. The Company has added head count to support administrative activities resulting from increased sales growth.

Interest Expense

         Interest expense for the three months ended March 31, 2000 was $163,000, compared to $228,000, a decrease of 29% from the same period of 1999. This decrease is a due to a reduction in the debt base, facilitated by the Private Placement that occurred in April 1999.


Income Taxes

         Income tax expense of $20,000 for the three months ended March 31, 2000 and $304,000 for the three months ended March 31, 1999 relates to foreign operations. The reduction in income tax expense is a result of income tax planning strategies implemented by the Company during the fourth quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents were $3,435,000 at March 31, 2000, which is an increase of approximately $859,000 from $2,576,000 at December 31, 1999. As of March 31, 2000, the Company had working capital of $3,098,000. During the first quarter of 2000, the Company used the cash provided by operations principally for working capital needs. The Company received $965,000 during the first quarter of 2000 from the exercise of stock options and warrants.

         At March 31, 2000, the Company had lines of credit from European banks totaling approximately $3,400,000 of which approximately $2,300,000 was unused.

         Capital expenditures during the first three months of 2000 were $184,000 and consisted primarily of computer equipment and office furniture and fixtures.

         During April 2000, a convertible note in the amount of $5,000,000 was converted into the Company's common stock.

         During the first quarter of 2000, the Company filed a registration statement for an offering of 3,000,000 shares of common stock. The offering was withdrawn in April 2000 due to volatile market conditions.

           The Company believes that its current cash balances, anticipated cash generated from operations, and amounts available under its credit lines, will be sufficient to meet its anticipated cash needs through the next twelve months.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Financial Accounting Standards Board Interpretation No. 44
(FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25, is effective for financial statements beginning after July 1, 2000. The Company is currently evaluating the impact of this pronouncement on its financial statements.

         During 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities. The Company does not expect the adoption of the new standard to have a material impact on consolidated financial position, liquidity, or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Company's market risk during the three month period ended March 31, 2000. For additional information, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS, None.

ITEM 2.  CHANGES IN SECURITIES.  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.  None.

ITEM 5.  OTHER INFORMATION. None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) The following exhibits are filed with this Form 10-Q or incorporated by reference as set forth below:

     Exhibit
      Number     Description
      ------     -----------

       27        Financial Data Schedule.



---------------------------

(b)      Reports on Form 8-K

         No reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2000.

                           VASCO Data Security International, Inc.




                                    /s/  Mario R. Houthooft
                           ----------------------------------------------------
                           Mario R. Houthooft
                           Chief Executive Officer and President



                                    /s/  Dennis D. Wilson
                           ----------------------------------------------------
                           Dennis D. Wilson
                           Vice President and Chief Financial Officer
                           (Principal Financial Officer and Principal
                           Accounting Officer)




                                  EXHIBIT INDEX


 Exhibit
  Number       Description
  ------       -----------

    27         Financial Data Schedule.