Form 10-Q
period 2000-06-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2000-08-10
CIK 1044777

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                           Yes  X               No
                              ------              -------

         As of June 30, 2000, 27,341,222 shares of the Company's Common Stock, $.001 par value per share ("Common Stock"), were outstanding.

                    VASCO DATA SECURITY INTERNATIONAL, INC.
                                   FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000

                               TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                               PAGE NO.

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of
         December 31, 1999 and June 30, 2000 (Unaudited)........................................ 3

         Consolidated Statements of Operations (Unaudited)
         for the three and six months ended June 30, 1999 and 2000.............................. 4

         Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
         for the three and six months ended June 30, 1999 and 2000...............................5

         Consolidated Statements of Cash Flows (Unaudited)
         for the three and six months ended June 30, 1999 and 2000.............................. 6

         Notes to Consolidated Financial Statements............................................. 7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................................. 7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk............................ 11


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K...................................................... 12


SIGNATURES..................................................................................... 13


                         PART I. FINANCIAL INFORMATION

                   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                    VASCO DATA SECURITY INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                              December 31,           June 30,
                                                                                  1999                 2000
                                                                                  ----                 ----
                                                                                                   (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash                                                                     $  2,576,494        $  1,684,167
     Accounts receivable, net of allowance for doubtful accounts
        of $120,216 and $150,480 in 1999 and 2000, respectively                  2,871,367           3,857,825
     Inventories, net                                                              805,382             937,781
     Prepaid expenses                                                              157,620             153,686
     Deferred income taxes                                                          83,000              83,000
     Other current assets                                                          925,334             701,757
                                                                              -------------       -------------
            Total current assets                                                 7,419,197           7,418,216
Property and equipment
     Furniture and fixtures                                                      1,246,555           1,352,002
     Office equipment                                                            1,013,870           1,167,310
                                                                              -------------       -------------
                                                                                 2,260,425           2,519,312
     Accumulated depreciation                                                   (1,070,046)         (1,151,665)
                                                                              -------------       -------------
                                                                                 1,190,379           1,367,647
Goodwill and other intangibles, net of accumulated amortization of
     $3,134,000 and $3,428,555 in 1999 and 2000, respectively                    1,989,960           1,628,169
Prepaid royalties and other assets                                               1,718,493           1,728,256
                                                                              -------------       -------------
TOTAL ASSETS                                                                  $ 12,318,029        $ 12,142,288
                                                                              =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Current portion of long-term debt                                        $    639,322        $    261,542
     Accounts payable                                                            2,020,465           1,831,399
     Unearned income                                                               667,501           1,162,731
     Accrued expenses                                                            1,618,739           2,083,057
                                                                              -------------       -------------
            Total current liabilities                                            4,946,027           5,338,729

Long-term debt, including stockholder note of $5,000,000 and $0
     in 1999 and 2000, respectively                                              8,408,862           3,839,451

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.01 par value; 500,000 shares authorized; none
        issued and outstanding                                                           -                   -
     Common stock, $.001 par value - 75,000,000 shares authorized; 26,462,083 and 27,341,222 shares issued and outstanding in 1999 and 2000,
        respectively                                                                26,462              27,341
     Additional paid-in capital                                                 20,702,387          26,966,738
     Accumulated deficit                                                       (21,873,340)        (23,938,126)
     Accumulated other comprehensive income-
            Cumulative translation adjustment                                      107,631             (91,845)
                                                                              ------------       -------------
Total stockholders' equity (deficit)                                            (1,036,860)          2,964,108
                                                                              ------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          $ 12,318,029       $  12,142,288
                                                                              =============      =============


          See accompanying notes to consolidated financial statements.

                    VASCO DATA SECURITY INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                        Three months ended                     Six months ended
                                                             June 30,                             June 30,
                                                    1999                2000               1999                 2000
                                                    ----                ----               ----                 ----
Net revenues                                     $ 5,333,953          $ 6,460,677        $10,152,207          $12,056,127
Cost of goods sold                                 1,807,037            2,373,368          3,696,838            4,279,846
                                                 -----------          -----------        -----------          -----------
Gross profit                                       3,526,916            4,087,309          6,455,369            7,776,281
Operating costs:
     Sales and marketing                           1,397,459            2,045,317          2,800,119            4,207,896
     Research and development                        742,230              926,483          1,718,728            1,868,089
     General and administrative                      817,456            1,273,563          1,756,182            2,435,146
                                                 -----------          -----------        -----------          -----------
       Total operating costs                       2,957,145            4,245,363          6,275,029            8,511,131
                                                 -----------          -----------        -----------          -----------
Operating income (loss)                              569,771             (158,054)           180,340             (734,850)

Interest expense                                    (196,461)             (49,822)          (424,361)            (212,734)
Other expense, net                                  (349,308)          (1,024,474)          (409,987)          (1,079,944)
                                                 -----------          -----------        -----------          -----------

Income (loss) before income taxes                     24,002          (1,232,350)          (654,008)          (2,027,528)
Provision (benefit) for income taxes                  56,862              17,718            361,043               37,258
                                                 -----------          -----------        -----------          -----------

  Net loss                                           (32,860)         (1,250,068)        $(1,015,051)          (2,064,786)
                                                 ===========          ===========        ============         ===========
Basic and diluted net loss per common
     Share                                       $     (0.00)              (0.05)              (0.05)               (0.08)
                                                 ===========          ===========        ============         ===========
Weighted average common shares
     Outstanding                                  26,049,770          27,268,903          22,538,597           27,030,247
                                                 ===========          ===========        ===========          ===========


          See accompanying notes to consolidated financial statements.

                    VASCO DATA SECURITY INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)


                                            Three months ended June 30,                Six months ended June 30,
                                             1999                2000                  1999                2000
                                             ----                ----                  ----                ----
Net loss                                     $(32,860)        $(1,250,068)          $(1,015,051)       $(2,064,786)

Other comprehensive income (loss) -
    cumulative translation adjustment         233,934             (93,728)               99,965           (199,476)
                                          -----------         -----------           -----------        -----------
Comprehensive income (loss)                  $201,074         $(1,343,806)          $  (915,086)       $(2,264,262)
                                          ===========         ===========           ===========        ===========

          See accompanying notes to consolidated financial statements.

                    VASCO DATA SECURITY INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                       Six months ended June 30,
                                                                                      1999                 2000
                                                                                      ----                 ----
Cash flows from operating activities:
     Net loss                                                                      $ (1,015,051)          $(2,064,786)
         Adjustments to reconcile net loss to net cash
             used in operating activities:
             Depreciation and amortization                                              523,375               504,760
             Interest paid in shares of common stock                                     78,750                78,750
             Gain on sale of fixed assets                                               (16,096)                    -
             Offering costs                                                                  -              1,208,731
             Changes in assets and liabilities:
                Accounts receivable, net                                                824,619              (986,458)
                Inventories, net                                                        (65,282)             (132,399)
                Other current assets                                                   (468,700)              217,748
                Accounts payable                                                       (306,906)           (1,181,927)
                Unearned income                                                        (303,931)              495,230
                Other accrued expenses                                                 (180,033)              464,318
                Prepayment of royaltie                                               (1,100,000)                    -
                                                                                 ---------------     ------------------
Net cash used in operating activities                                                (2,029,255)           (1,396,033)
                                                                                 ---------------     ------------------
Cash flows from investing activities:
     Acquisition of SecureWare/DMIC                                                    (370,000)                     -
     Additions to property and equipment                                               (482,388)              (320,185)
                                                                                 ---------------     ------------------
Net cash used in investing activities                                                  (482,388)              (320,185)
                                                                                 ---------------     ------------------
Cash flows from financing activities:
     Proceeds from exercise of stock options/warrants                                    93,625                 221,319
     Net proceeds from sales of common stock                                         10,787,978                 965,109
     Proceeds from issuance of debt                                                           -                 430,589
     Repayment of debt                                                               (6,107,571)               (377,780)
     Payment of offering costs                                                                -                (215,870)
                                                                                 ---------------     ------------------
Net cash provided by financing activities                                              4,774,032              1,023,367
                                                                                 ---------------     ------------------
Effect of exchange rate changes on cash                                                  99,695                (199,476)
                                                                                 ---------------     ------------------
Net increase (decrease) in cash                                                       2,362,084                (892,327)
Cash, beginning of period                                                             1,662,084               2,576,494
                                                                                 ---------------     ------------------
Cash, end of period                                                              $    4,024,168        $      1,684,167
                                                                                 ===============     ==================

Supplemental disclosure of cash flow information:
Interest paid                                                                    $      491,867        $         55,105
Income taxes paid                                                                $      266,170        $         12,660

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for acquisition                                                     $      698,300        $              -
Debt converted to common stock                                                   $            -        $      5,000,000
Offering costs included in accounts payable                                      $            -        $        922,861


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

         During the fourth quarter of 1999, the Company acquired IntelliSoft Corp. in a transaction which has been accounted for under the pooling-of-interests method. Accordingly, the consolidated financial statements for the three and six months ended June 30, 1999 have been restated as if IntelliSoft had been combined for that period.

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

NOTE 2- BUSINESS SEGMENTS

         Information about the company's business segments is as follows:

THREE MONTHS ENDED JUNE 30, 1999    IDENTISOFT        INTELLISOFT      TOTAL
                                    ----------        -----------      -----

Net revenues                        $4,451,000      $  883,000       $ 5,334,000
Cost of goods sold                   1,714,000          93,000         1,807,000
Gross profit                         2,737,000         790,000         3,527,000

Six months ended June 30, 1999
Net revenues                         8,759,000       1,393,000        10,152,000
Cost of goods sold                   3,549,000         148,000         3,697,000
Gross profit                         5,210,000       1,245,000         6,455,000


THREE MONTHS ENDED JUNE 30, 2000

Net revenues                        $4,846,000      $1,615,000       $ 6,461,000
Cost of goods sold                   2,208,000         166,000         2,374,000
Gross profit                         2,638,000       1,449,000         4,087,000

Six months ended June 30, 2000
Net revenues                         8,402,000       3,654,000        12,056,000
Cost of goods sold                   3,869,000         411,000         4,280,000
Gross profit                         4,533,000       3,243,000         7,776,000
NOTE 3- LONG-TERM DEBT

         In April 2000, long-term debt held by a stockholder of the Company in the amount of $5,000,000 was converted into 416,666 shares of common stock.


NOTE 4- STOCKHOLDERS' EQUITY

         During the first quarter of 2000 the Company filed a registration statement in connection with an offering of its common stock to the public. On April 13, 2000, the Company terminated this offering due to the volatility of market conditions. Costs related to this offering of $1,208,731 were written-off and included in other expense in the consolidated statement of operations.


NOTE 5- SUBSEQUENT EVENT

         In July 2000, the Company issued 150,000 shares of preferred stock for cash of $15,000,000. The preferred stock is convertible into 1,052,632 shares of common stock at any time over the next 48 months. In conjunction with this financing, the company issued warrants to purchase 789,474 common shares at $15 per share with an estimated imputed value using the Black-Scholes pricing model of approximately $4.9 million and warrants to purchase 480,000 shares at $4.25 per share with an estimated imputed value using the Black-Scholes pricing model of approximately $5.2 million. The warrants issued at $15 per share are immediately exercisable and will be recognized as a deemed dividend to preferred shareholders reducing income available to common stockholders. The warrants issued at $4.25 become exercisable over 48 months and the related imputed value will be accreted reducing earnings available to common stockholders beginning in the third quarter of 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         VASCO secures the enterprise from the mainframe to the Internet with infrastructure solutions that enable and secure e-business and e-commerce, protect sensitive information, and safeguard the identity of users. The Company's family of DigipassT, VACMAN(R), and SnareWorksT products offers end-to-end security through true Single Sign-On, access control and advanced entitlements, web portal security, strong user authentication, and PKI enablement, while sharply reducing the time and effort required to deploy and manage security. VASCO's customers include hundreds of financial institutions, blue-chip corporations, and government agencies in more than 50 countries, among them John Hancock, ABN AMRO Bank, Shell, 3M, Ericsson, Rabobank, SEB, First Union, Liberty Mutual, Cable and Wireless, Nokia, DaimlerChrysler, Volvo, European Commission, US Coast Guard, University of Groningen, and Duke University. VASCO's partners include Ubizen, Intel, Computer Associates, Lernout & Hauspie, Check Point Software Technologies, and Novell.

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



COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements for the three and six months ended June 30, 1999 and 2000.

Revenues

         Revenues for the three months ended June 30, 2000 were $6,461,000, an increase of $1,127,000, or 21%, as compared to the three months ended June 30, 1999. For the six months ended June 30, 2000, revenues increased 19% to 12,056,000 from $10,152,000 in 1999. This was the highest quarterly and semi-annual revenues ever achieved by the Company and can be attributed to strong demand in the market place for the Company's security products.


Cost of Goods Sold

         Cost of goods sold for the three months ended June 30, 2000 was $2,373,000, an increase of $566,000, or 31%, as compared to the three months ended June 30, 1999. For the six months ended June 30, 2000, cost of goods sold increased 16% to $4,280,000 from $3,697,000 in 1999. These increases are due primarily to increased revenues for the periods.


Gross Profit

         The Company's gross profit for the three months ended June 30, 2000 was $4,087,000, an increase of $560,000, or 16%, as compared to the three months ended June 30, 1999. This represents a gross margin of 63%, as compared to 66% for the same period of 1999. This decrease can be attributed to an increase in high volume orders which are sold at a discount versus smaller volume orders.
         For the six months ended June 30, 2000, gross profit was $7,776,000, an increase of $1,321,000, or 20%, as compared to 1999. This represents a gross margin of 65% as compared to 64% for the same period in 1999.


Sales and Marketing Expenses

         Sales and marketing expenses for the three months ended June 30, 2000 were $2,045,000, an increase of $648,000, or 46%, over the three months ended June 30, 1999. Selling and marketing expenses also increased 50% in the first six months of 2000 to $4,208,000 from $2,800,000 in the first six months of 1999. This increase is due to increased sales efforts in both Europe and the United States, including increased travel costs and an increase in marketing activities. Additionally, the Company continues to invest in its customer support infrastructure, which becomes more and more important as the client base continues to expand.


Research and Development

         Research and development costs for the three months ended June 30, 2000 were $926,000, an increase of $184,000, or 25%, as compared to the three months ended June 30, 1999. Research and development costs increased

9% in the first six months of 2000 to $1,868,000 from $1,719,000 in the first six months of 1999. The Company continues to expand its research and development activities to expand its product offerings and product functionality.


General and Administrative Expenses

         General and administrative expenses for the three months ended June 30, 2000 were $1,274,000, an increase of $456,000, or 56%, compared to the three months ended June 30, 1999. General and administrative expenses increased 39% in the first six months of 2000 to $2,435,000 from $1,756,000 in the first six months of 1999. The Company has added employees to support administrative activities resulting from increased sales growth.


Interest Expense

         Interest expense for the three months ended June 30, 2000 was $50,000, compared to $196,000, a decrease of 75% from the same period of 1999. Interest expense decreased 50% in the first six months of 2000 to $213,000 from $424,000 in the first six months of 1999. This decrease is a due to a reduction in the debt base, facilitated by the Private Placement that occurred in April of 1999 and the conversion of $5,000,000 of debt to common stock which occurred in April of 2000.


Other Expense, net

         Other expense, net for the three months ended June 30, 2000 was $1,024,000, compared to $349,000 for the same period of 1999. Other expense, net for the six month period ended June 30, 2000 was $1,080,000 compared to $410,000 for the same period of 1999. The increase is due primarily to the write-off of costs of $1,209,000 related to a public offering which was terminated during April of 2000 partially off set by a foreign currency gain.


Income Taxes

         Income tax expense of $18,000 for the three months ended June 30, 2000 and $37,000 for the six months ended June 30, 2000 relates to foreign operations. This compares with income tax expense of $57,000 for the three month period ended June 30, 1999 and $361,000 for the six month period ended June 30, 2000. The reduction in income tax expense is a result of income tax planning strategies implemented by the Company during the fourth quarter of 1999.



LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents were $1,684,000 at June 30, 2000, which is a decrease of approximately $892,000 from $2,576,000 at December 31, 1999. As of June 30, 2000, the Company had working capital of $2,079,000.

         At June 30, 2000 the Company had lines of credit from European banks totaling approximately $3,400,000 of which approximately $2,700,000 was unused.

         Capital expenditures during the first six months of 2000 were $320,000 and consisted primarily of computer equipment and office furniture and fixtures.

         During April 2000, a convertible note in the amount of $5,000,000 was converted into 416,666 shares of the Company's common stock.

         In July 2000, the Company issued 150,000 shares of preferred stock for cash of $15,000,000. The preferred stock is convertible into 1,052,632 shares of common stock at any time over the next 48 months. In conjunction with this financing, warrants to purchase 789,474 common shares at $15 per share and warrants to purchase 480,000 shares at $4.25 per share over the next 48 months were also issued.

         The Company generated earnings (loss) before taxes, interest, depreciation and amortization, and offering costs of $94,000 for the three months ended June 30, 2000 and $(230,000) for the six month period ended June 30, 2000. The Company believes that its current cash balances, anticipated cash generated from operations, amounts received from the preferred stock issued in July, and amounts available under its credit lines, will be sufficient to meet its anticipated cash needs through the next twelve months.

         The Company intends to seek acquisitions of businesses, products and technologies that are complementary or additive to those of the Company. While from time to time the Company engages in discussions with respect to potential acquisitions, there can be no assurance that any such acquisitions will be made.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Financial Accounting Standards Board Interpretation No. 44 (FIN No.
44), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25, is effective for financial statements beginning after July 1, 2000. The Company is currently evaluating the impact of this pronouncement on its financial statements. The Company has determined that options were granted to two full-time executive officers that are deemed non-employees under FIN No. 44 because their services are rendered under consulting agreements. This will result in compensation expense charges beginning in the third quarter of fiscal 2000. These options will be accounted for using variable plan accounting and the amounts of future compensation expense will be determined based upon the Company's stock price at each reporting date.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended, which is effective no later than the fourth fiscal quarter of fiscal 2000. The Company does not expect the adoption of this accounting pronouncement to have a significant impact on its results of operations, financial position or cash flows.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Company's market risk during the six month period ended June 30, 2000. For additional information, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.  None.

ITEM 5.  OTHER INFORMATION. None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) The following exhibits are filed with this Form 10-Q or incorporated by reference as set forth below:


      Exhibit
       Number  Description
      -------  -----------

        10.48 Securities Purchase Agreement - Series C convertible Preferred Stock and Two Common Stock Warrants dated July 18, 2000

        10.49  Common Stock Purchase Warrant for 789,474 Shares of
               Common Stock

        10.50  Common Stock Purchase Warrant for 480,000 shares of Common Stock

        10.51  Certificate of Designation for Series C convertible Preferred
               Stock

           27  Financial Data Schedule.

----------------------------

(b)      Reports on Form 8-K

         No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 1, 2000.

                                     VASCO Data Security International, Inc.




                                              /s/  Mario R. Houthooft
                                     ------------------------------------
                                     Mario R. Houthooft
                                     Chief Executive Officer and President



                                              /s/  Dennis D. Wilson
                                     ------------------------------------
                                     Dennis D. Wilson
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)




                                 EXHIBIT INDEX
                                 -------------

      Exhibit
       Number  Description
      -------  -----------

        10.48 Securities Purchase Agreement - Series C convertible Preferred Stock and Two Common Stock Warrants dated July 18, 2000

        10.49  Common Stock Purchase Warrant for 789,474 Shares of
               Common Stock

        10.50  Common Stock Purchase Warrant for 480,000 shares of Common Stock

        10.51  Certificate of Designation for Series C convertible Preferred
               Stock

           27  Financial Data Schedule.


                  This report contains the following trademarks of the Company, some of which are registered: VASCO, AccessKey, VACMan Server and VACMan/CryptaPak, AuthentiCard and Digipass.