Form 10-Q
period 2000-09-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2000-11-14
CIK 1044777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________TO __________

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

         As of September 30, 2000, 27,736,953 shares of the Company's Common Stock, $.001 par value per share ("Common Stock"), were outstanding.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                           PAGE NO.
Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets as of
          December 31, 1999 and September 30, 2000 (Unaudited)............................. 3

          Consolidated Statements of Operations (Unaudited)
          for the three and nine months ended September 30, 1999 and 2000.................. 4

          Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
          for the three and nine months ended September 30, 1999 and 2000...................5

          Consolidated Statements of Cash Flows (Unaudited)
          for the nine months ended September 30, 1999 and 2000............................ 6

          Notes to Consolidated Financial Statements....................................... 7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................................ 7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...................... 11


PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K................................................ 12

SIGNATURES................................................................................ 13


------------------------
     This report contains the following trademarks of the Company, some of which are registered: VASCO, AccessKey, VACMan Server and VACMan/CryptaPak, AuthentiCard and Digipass.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                            December 31,      September 30,
                                                                                1999              2000
                                                                                ----              ----
                                                                                               (Unaudited)
ASSETS
CURRENT ASSETS:
    Cash                                                                    $  2,576,494      $ 14,987,353
    Accounts receivable, net of allowance for doubtful accounts
        of $120,216 and $262,951 in 1999 and 2000, respectively                2,871,367         3,079,784
    Inventories, net                                                             805,382           800,232
    Prepaid expenses                                                             157,620           289,040
    Deferred income taxes                                                         83,000            83,000
    Other current assets                                                         925,334           530,820
                                                                            ------------      ------------
           Total current assets                                                7,419,197        19,770,229
Property and equipment
    Furniture and fixtures                                                     1,246,555         1,342,369
    Office equipment                                                           1,013,870         1,272,400
                                                                            ------------      ------------
                                                                               2,260,425         2,614,769
    Accumulated depreciation                                                  (1,070,046)       (1,224,948)
                                                                            ------------      ------------
                                                                               1,190,379         1,389,821
Goodwill and other intangibles, net of accumulated amortization of
    $3,134,000 and $3,518,243 in 1999 and 2000, respectively                   1,989,960         1,452,796
Prepaid royalties and other assets                                             1,718,493         1,692,593
                                                                            ------------      ------------
TOTAL ASSETS                                                                $ 12,318,029      $ 24,305,439
                                                                            ============      ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Current maturities of long-term debt                                    $    639,322      $     99,918
    Accounts payable                                                           2,020,465         1,280,305
    Unearned income                                                              667,501           867,442
    Accrued expenses                                                           1,618,739         1,771,340
                                                                            ------------      ------------
           Total current liabilities                                           4,946,027         4,019,005
Long-term debt, including stockholder note of $5,000,000 and $0
    in 1999 and 2000, respectively                                             8,408,862         3,821,611

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.01 par value; 500,000 shares authorized; none
         issued and outstanding                                                        -                 -
    Common stock, $.001 par value - 75,000,000 shares authorized;
        26,462,083 and 27,736,953 shares issued and outstanding in 1999
        and 2000, respectively                                                    26,462            27,737
    Convertible preferred stock                                                        -         6,489,102
    Additional paid-in capital                                                20,702,387        36,569,858
    Accumulated deficit                                                      (21,873,340)      (26,186,946)
    Accumulated other comprehensive income-
           cumulative translation adjustment                                     107,631          (434,928)
                                                                            ------------      ------------
Total stockholders' equity (deficit)                                          (1,036,860)       16,464,823
                                                                            ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $ 12,318,029      $ 24,305,439
                                                                            ============      ============

          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three months ended                   Nine months ended
                                                        September 30,                       September 30,
                                                   1999              2000              1999               2000
                                                   ----              ----              ----               ----
Net revenues                                   $  4,895,060      $  5,669,766      $ 15,047,267      $ 17,746,210

Cost of goods sold                                1,896,617         2,314,997         5,593,455         6,551,320
                                               ------------      ------------      ------------      ------------

Gross profit                                      2,998,443         3,354,769         9,453,812        11,194,890
                                               ------------      ------------      ------------      ------------
Operating costs:
    Sales and marketing (exclusive of             1,175,142         2,493,742         3,975,261         6,701,638
    $204,207 for the three and nine months
    ended September 30, 2000,
    respectively, reported below as
    non-cash compensation)

    Research and development                        870,873         1,074,970         2,589,601         2,972,396
    General and administrative (exclusive
    of $467,461 for the three and nine
    months ended September 30, 2000,
    respectively, reported below as
    non-cash compensation)                          705,125         1,458,845         2,461,307         3,893,991

    Non-cash compensation                                 -           671,668                 -           671,668
                                               ------------      ------------      ------------      ------------
      Total operating costs                       2,751,140         5,699,225         9,026,169        14,239,693
                                               ------------      ------------      ------------      ------------

Operating income (loss)                             247,303        (2,344,456)          427,643        (3,044,803)

Interest expense                                   (234,122)          (63,000)         (658,483)         (275,764)
Other income (expense), net                          39,019           160,942          (370,968)         (919,002)
                                               ------------      ------------      ------------      ------------
Income (loss) before income taxes                    52,200        (2,246,514)         (601,808)       (4,239,569)

Provision for income taxes                          383,337            55,908           744,380            73,167
                                               ------------      ------------      ------------      ------------
Net loss                                           (331,137)       (2,302,422)       (1,346,188)       (4,312,736)
Accretion of warrants                                     -          (290,996)                -          (290,996)
                                               ------------      ------------      ------------      ------------

Net loss available to common stockholders      $   (331,137)       (2,593,418)       (1,346,188)       (4,603,732)
                                               ============      ============      ============      ============
Basic and diluted net loss per common
    share                                      $      (0.01)            (0.09)            (0.06)            (0.17)
                                               ============      ============      ============      ============
Weighted average common shares
    outstanding                                  26,648,570        27,477,514        22,538,597        27,180,606
                                               ============      ============      ============      ============


          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                        Three months ended September 30,  Nine months ended September 30,
                                              1999             2000            1999             2000
                                              ----             ----            ----             ----
Net loss                                 $  (331,137)     $(2,302,422)     $(1,346,188)     $(4,312,736)

Other comprehensive income (loss)-
   cumulative translation adjustment          98,698         (343,083)         198,393         (542,559)
                                         -----------      -----------      -----------      -----------

Comprehensive loss                       $  (232,439)     $(2,645,505)     $(1,147,795)     $(4,855,295)
                                         ===========      ===========      ===========      ===========




          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Nine months ended September 30,
                                                                  1999              2000
                                                                  ----              ----
Cash flows from operating activities:
   Net loss                                                   $ (1,346,188)     $ (4,312,736)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization                             851,710           840,142
         Interest paid in shares of common stock                    78,750            78,750
         (Gain) loss on sale of fixed assets                       (16,096)            5,688
         Non-cash compensation expense                                   -           671,668
         Changes in assets and liabilities:
            Accounts receivable, net                             1,161,600          (208,417)
            Inventories, net                                       464,859             5,150
            Other current assets                                  (587,452)          263,094
            Accounts payable                                       133,533          (740,160)
            Unearned income                                       (358,732)          199,941
            Other accrued expenses                                (155,956)          152,601
            Prepayment of royalties                             (1,100,000)                -
                                                              ------------      ------------
Net cash used in operating activities                             (873,972)       (3,044,279)
                                                              ------------      ------------

Cash flows from investing activities:
   Acquisition of Secure Ware/DMIC                                (370,000)                -
   Other assets                                                          -            (5,273)
   Additions to property and equipment                            (347,954)         (477,802)
                                                              ------------      ------------
Net cash used in investing activities                             (717,954)         (483,075)
                                                              ------------      ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options/warrants                 94,225         1,607,427
   Net proceeds from sales of common stock                      10,737,332                 -
   Issuance of convertible preferred stock                                        15,000,000
   Proceeds from issuance of debt                                        -           412,749
   Repayment of debt                                            (6,310,018)         (539,404)
                                                              ------------      ------------
Net cash provided by financing activities                        4,521,539        16,480,772

                                                              ------------      ------------
Effect of exchange rate changes on cash                            198,393          (542,559)
                                                              ------------      ------------
Net increase in cash                                             3,128,006        12,410,859
Cash, beginning of period                                        1,662,084         2,576,494
                                                              ------------      ------------
Cash, end of period                                           $  4,790,090      $ 14,987,353
                                                              ============      ============

Supplemental disclosure of cash flow information:
Interest paid                                                 $    491,867      $    188,826
Income taxes paid                                             $    266,170      $     19,166

Supplemental disclosure of non-cash investing activities:

Stock issued for acquisition                                  $    698,300      $          -
Debt converted to preferred stock                             $          -      $  5,000,000
Accretion of warrants                                         $          -      $    290,996


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

         During the fourth quarter of 1999, the Company acquired IntelliSoft Corp. in a transaction which has been accounted for under the pooling-of-interests method. Accordingly, the consolidated financial statements for the three and nine months ended September 30, 1999 have been restated as if IntelliSoft had been combined for that period.

         At the end of August 2000, the Company acquired Invincible Data Systems
(IDS) in a transaction which has been accounted for under the pooling-of-interests method. A total of 322,565 shares were issued in this transaction, which is deemed immaterial.

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

NOTE 2- LONG-TERM DEBT

         In April 2000, long-term debt held by a stockholder of the Company in the amount of $5,000,000 was converted into 416,666 shares of common stock.

NOTE 3- STOCKHOLDERS' EQUITY

         During the first quarter of 2000 the Company filed a registration statement in connection with an offering of its common stock to the public. On April 13, 2000, the Company terminated this offering due to the volatility of market conditions. Costs related to this offering of $1,330,662 were written-off and included in other expense in the consolidated statement of operations.

         In July 2000, the Company issued 150,000 shares of preferred stock for cash of $15,000,000. The preferred stock is convertible into 1,052,632 shares of common stock at any time over the next 48 months. In conjunction with this financing, the company issued warrants to purchase 789,474 common shares at $15 per share with an estimated imputed value using the Black-Scholes pricing model of approximately $4.9 million and warrants to purchase 480,000 shares at $4.25 per share with an estimated imputed value using the Black-Scholes pricing model of approximately $5.2 million. The warrants issued at $15 per share are immediately exercisable. The warrants issued at $4.25 are exercisable over 48 months and the related imputed value is being accreted reducing earnings available to common stockholders. Accretion of $291,000 was recognized in the third quarter of 2000 as an increase of loss available to common stockholders.

         Non-cash compensation expense of $672,000 was recognized during the third quarter of 2000. This charge is attributable to stock options issued to officers of the Company that are located outside the US and whose services are rendered under consulting agreements If these officers were employees located in the US, no charge would be required.

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

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements for the three and nine months ended September 30, 1999 and 2000.

Revenues

         Revenues for the three months ended September 30, 2000 were $5,670,000, an increase of $775,000, or 16%, as compared to the three months ended September 30, 1999. For the nine months ended September 30, 2000, revenues increased 18% to $17,746,000 from $15,047,000 in 1999. The decline in Euro denominated currencies adversely impacted revenues. Using 1999 translation rates, revenues in the first nine months of 2000 would have been 28% higher over the same period last year. These increases can be attributed to strong demand in the market place for the Company's security products.

Cost of Goods Sold

         Cost of goods sold for the three months ended September 30, 2000 was $2,315,000, an increase of $418,000, or 22%, as compared to the three months ended September 30, 1999. For the nine months ended September 30, 2000, cost of goods sold increased 17% to $6,551,000 from $5,593,000 in 1999. These increases are due primarily to increased revenues for the periods.

Gross Profit

         The Company's gross profit for the three months ended September 30, 2000 was $3,355,000, an increase of $356,000, or 12%, as compared to the three months ended September 30, 1999. This represents a gross margin of 59%, as compared to 61% for the same period of 1999. This decrease can be attributed to an increase in high volume orders which are sold at a discount versus smaller volume orders.

         For the nine months ended September 30, 2000, gross profit was $11,195,000, an increase of $1,741,000, or 18%, as compared to 1999. This represents a gross margin of 63%, equally comparable to the same period in 1999.

Sales and Marketing Expenses

         Sales and marketing expenses for the three months ended September 30, 2000 were $2,494,000, an increase of $1,319,000, or 112%, over the three months ended September 30, 1999. Selling and marketing expenses also increased 69% in the first nine months of 2000 to $6,702,000 from $3,975,000 in the first nine months of 1999. This increase is due to increased sales efforts in both Europe and the United States, including increased travel costs and an increase in marketing activities. Also, higher recruiting and investor-related expenses contributed to this variance. Additionally, the Company continues to invest in its customer support infrastructure, which becomes more and more important as the client base continues to expand.

Research and Development

         Research and development costs for the three months ended September 30, 2000 were $1,075,000, an increase of $204,000, or 23%, as compared to the three months ended September 30, 1999. Research and development costs increased 15% in the first nine months of 2000 to $2,972,000 from $2,590,000 in the first nine months of 1999. The Company continues to expand its research and development activities to expand its product offerings and product functionality.

General and Administrative Expenses

         General and administrative expenses for the three months ended September 30, 2000 were $1,459,000, an increase of $754,000, or 107%, compared to the three months ended September 30, 1999. General and administrative expenses increased 58% in the first nine months of 2000 to $3,894,000 from $2,461,000 in the first nine months of 1999. The Company's administrative headcount increased from 10 during the nine months ended September 30, 1999 to 25 for the nine months ended September 30, 2000. These employees were added to support administrative activities resulting from increased sales growth.

         The Company had non-cash compensation expense of $672,000 for the three months ended September 30, 2000. This is related to stock options issued to two officers of the Company who are headquartered in Belgium. For statutory reasons in Belgium, these full time employees are employed under consulting agreements. Under a recent accounting interpretation issued by the Financial Accounting Standards Board (FASB) (FIN No. 44), these options must be treated as options to non-employees and must be expensed using variable plan accounting over the vesting period of the options. Variable plan accounting will result in additional charges to expenses or recoveries of previously expensed amounts depending on the Company's stock price at the end of each reporting period. The magnitude of the charges or recoveries cannot be determined currently.

Interest Expense

         Interest expense for the three months ended September 30, 2000 was $63,000, compared to $234,000, a decrease of 73% from the same period of 1999. Interest expense decreased 58% in the first nine months of 2000 to $276,000 from $658,000 in the first nine months of 1999. This decrease is due to a reduction in the debt base, facilitated by a private placement that occurred in April of 1999 and the conversion of $5,000,000 of debt to common stock which occurred in April of 2000.

Other Income (Expense), net

         Other income, net for the three months ended September 30, 2000 was $161,000, compared to $39,000 for the same period of 1999. Other expense, net for the nine-month period ended September 30, 2000 was ($919,000) compared to ($371,000) for the same period of 1999. The increase is due primarily to the write-off of costs of $1,331,000 related to a public offering, which was terminated during April of 2000 partially offset by a foreign currency gain.

Income Taxes

         Income tax expense of $56,000 for the three months ended September 30, 2000 and $73,000 for the nine months ended September 30, 2000 relates to foreign operations. This compares with income tax expense of $383,000 for the three-month period ended September 30, 1999 and $744,000 for the nine-month period ended September 30, 2000. The reduction in income tax expense is a result of income tax planning strategies implemented by the Company during the fourth quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents were $14,987,000 at September 30, 2000, which is an increase of approximately $12,411,000 from $2,576,000 at December 31, 1999. As of September 30, 2000, the Company had working capital of $15,751,000.

         At September 30, 2000 the Company had lines of credit from European banks totaling approximately $3,700,000 of which approximately $1,700,000 was unused.

         Capital expenditures during the first nine months of 2000 were $478,000 and consisted primarily of computer equipment and office furniture and fixtures.

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

         The Company generated a loss before taxes, interest, depreciation and amortization, and offering costs of $1,839,000 for the three months ended September 30, 2000 and $1,936,000 for the nine-month period ended September 30, 2000. The Company believes that its current cash balances, anticipated cash generated from operations, and amounts available under its credit lines, will be sufficient to meet its anticipated cash needs through the next twelve months.

         The Company intends to seek acquisitions of businesses, products and technologies that are complementary or additive to those of the Company. While from time to time the Company engages in discussions with respect to potential acquisitions, there can be no assurance that any such acquisitions will be made.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Financial Accounting Standards Board Interpretation No. 44 (FIN No.
44), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25, is effective for financial statements beginning after July 1, 2000. The Company has evaluated the impact of this pronouncement on its financial statements and has recorded a charge as part of its operating expenses as "Non-cash compensation". The Company has determined that options granted to two full-time executive officers are deemed non-employees under FIN No. 44 because their services are rendered under consulting agreements. This resulted in compensation expense charges of $672,000 in the third quarter of 2000. These options were accounted for using variable plan accounting and the amounts of future compensation expense will be determined based upon the Company's stock price at each reporting date.

         During 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal years beginning after September 15, 2000. SFAS No. 133 establishes a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities. The Company does not expect the adoption of the new standard to have a material impact on consolidated financial position, liquidity, or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Company's market risk during the nine-month period ended September 30, 2000. For additional information, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

ITEM 5.  OTHER INFORMATION. None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) The following exhibits are filed with this Form 10-Q or incorporated by reference as set forth below:

      Exhibit
       Number       Description
       ------       -----------

           27       Financial Data Schedule.


         (b)  Reports on Form 8-K

              No reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2000.

                                      VASCO Data Security International, Inc.



                                                /s/  Mario R. Houthooft
                                      ------------------------------------------
                                      Mario R. Houthooft
                                      Chief Executive Officer and President


                                                /s/  Dennis D. Wilson
                                      ------------------------------------------
                                      Dennis D. Wilson
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)




                                  EXHIBIT INDEX
                                  -------------


  Exhibit
   Number      Description
   ------      -----------

       27      Financial Data Schedule.