Form 10-K
period 2000-12-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2001-04-02
CIK 1044777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             -----

         As of March 13, 2001, 27,887,416 shares of the Company's Common Stock, $.001 par value per share ("Common Stock"), were outstanding. On that date, the aggregate market value of voting and non-voting common equity (based upon the last sale price of the Common Stock as reported on Nasdaq on March 13, 2001) held by non-affiliates of the registrant was $75,403,086 at $6.00 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 12, 2001 are to be incorporated by reference into Part III of this Form 10-K.

                                     PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the prospects, developments and business strategies for the Company (as defined) and its operations, including the development and marketing of certain new products and the anticipated future growth in certain markets in which the Company currently markets and sells its products or anticipates selling and marketing its products in the future. These forward-looking statements (i) are identified by their use of such terms and phrases as "expected," "expects," "believe," "believes," "will," "anticipated," "emerging," "intends," "plans," "could," "may," "estimates," "should," "objective" and "goals" and (ii) are subject to risks and uncertainties and represent the Company's present expectations or beliefs concerning future events. The Company cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including (a) risks of general market conditions, including demand for the Company's products and services, competition and price levels and the Company's historical dependence on relatively few products, certain suppliers and certain key customers, and (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, changing government regulations and potential competition from more established firms and others. Therefore, results actually achieved may differ materially from expected results included in, or implied by, these statements.

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL DESCRIPTION OF BUSINESS

         VASCO Data Security International, Inc. was incorporated in Delaware in 1997 and is the successor to VASCO Corp., a Delaware corporation. Our principal executive offices are located at 1901 South Meyers Road, Suite 210, Oakbrook Terrace, Illinois 60181 and the telephone number at that address is (630) 932-8844. Our principal offices in Europe are located at Koningin Astridlaan 164, B-1780 Wemmel (Belgium) and the telephone number at that address is 32(0)2/456.98.10. Unless otherwise noted, specifically in the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, references in this prospectus to "VASCO," "company," "we," "our," and "us" refer to VASCO Data Security International, Inc., its predecessor, VASCO Corp., and its subsidiaries.

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

----------------------
         This report contains the following trademarks of the Company, some of which are registered: VASCO, AccessKey, VACMan Server and VACMan/CryptaPak, AuthentiCard and Digipass.

NARRATIVE DESCRIPTION OF THE BUSINESS

GENERAL

         We design, develop, market and support security products and services which manage and secure access to computer systems of corporate and governmental clients. Additionally, we enable secure financial transactions made over private enterprise networks and public networks, such as the Internet. We believe that our software and hardware products provide organizations with strong, flexible, and effective Internet and enterprise security solutions and they compete favorably against those of our competitors. Our Digipass product line provides greater flexibility and a more affordable means than competing products of authenticating to any network, including the Internet. The Digipass family of user authentication devices, all of which incorporate an electronic digital signature capability to guarantee the integrity of electronic transactions and data transmissions, are commonly referred to as security tokens. Our SnareWorks product line provides enterprise-wide solutions to secure Internet, client/server, and mainframe applications.

         Our security solutions are sold worldwide through our direct sales force, as well as through distributors, resellers and systems integrators. We currently have approximately 500 customers in more than 50 countries. Representative customers of our products include Rabobank Nederland, ABN AMRO Bank, Merkantildata Norway, SE Banken Sweden, John Hancock, Paine Webber Incorporated, Liberty Mutual , Allmerica Financial Services and the U.S. Government.

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

         According to International Data Corporation (IDC), the global market for security products is growing from $4.0 billion in 1999 to over $11.3 billion in 2004, a compound annual growth rate of 23%.

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

    - Access Control: Software that provides authentication, authorization, and accounting functions, controlling a user's access to only that data or the financial assets which he or she is authorized to access, and which keep track of a user's activities after access has been granted.

    - Administration and Management Tools: Software which sets, implements, and monitors security policies, the access to which is typically regulated by access control systems. These tools are extremely important to the overall effectiveness of a security system.

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

THE VASCO SOLUTION

         To date, most approaches to network security, including Internet security, have been limited in scope and have failed to address all of the critical aspects of data security. We believe that an effective enterprise-wide solution must address and assimilate issues relating to the following:

    -    speed and ease of implementation, use, and administration;

    -    reliability;

    - interoperability with diverse enterprise environments, existing customer applications, and the security infrastructure;

    -    scalability; and

    -    overall cost of ownership.

         Accordingly, we have adopted the following approach to data security:

            - In designing our products, we have sought to incorporate all industry-accepted, open, and non-proprietary protocols. This permits interoperability between our products and the multiple platforms, products, and applications widely in use.

            - We have designed our products and services to minimize their integration effort with, and disruption of, existing legacy applications and the security infrastructure, such as public key infrastructure, known as PKI. We provide customers with easier implementations and a more rapid means of implementing security across the enterprise, including the Internet. With security being a critical enabling technology for on-line business initiatives, speed and ease of security implementation has become crucial to an organization's success.

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

VASCO'S STRATEGY

         We believe we have one of the most complete lines of security products and services available in the market today and we intend to become a leading worldwide provider of these products and services. A key element of our growth strategy is to demonstrate to an increasing number of distributors, resellers and systems integrators that, by incorporating our security products into their own products, they can more effectively differentiate themselves in their marketplaces and increase the value of their products. In addition, we demonstrate to our corporate users that our products provide mission critical security to their internal and external security infrastructures. Following this aggressive marketing and promotion effort, we work with these resellers and integrators to support their sales of solutions which include our products. Also, we plan to expand our direct sales marketing program to new and existing blue chip customers.

         For example Novell, S-1, Brokat and Intel Network Services (formerly Shiva) have all built support for our products. We currently market to the distribution channels of these companies and are already recognizing increasing revenue as these channels sell our solutions to their end customers. In addition, our SnareWorks product line has a base of customers we market to directly such as Allmerica and 3M. We are aggressively expanding the use of this strategy world wide. Further, we intend to:

         Increase Sales and Marketing Efforts Worldwide. We intend to increase sales of our security products and services in our firmly established European markets and to aggressively increase our sales and support presence and marketing efforts in North America, South America, Asia/Pacific, Australia and the Middle East. We plan to:

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

    -    develop a marketing and sales infrastructure in new markets.

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

         Digipasses calculate dynamic passwords, also known as one-time passwords to authenticate users on a computer network and for a variety of other applications. There are several versions of the Digipass, the 50, 100, 300, 500, 600, 700 and 800, each of which has its own distinct characteristics depending on the platform that they use and the functions they perform. However, the Digipass family is designed to work together and customers can switch their users' devices without requiring any changes to the customers' existing infrastructure. In addition, these devices can be used to calculate digital signatures, also known as electronic signatures or message authentication codes, to protect electronic transactions and guarantee the integrity of the contents of these transactions. In addition, the Digipass 50 is designed to be used on other platforms such as mobile phones and personal digital assistants.

DIGIPASS AT WORK

                                    [DIAGRAM]

         The above illustration shows the various steps in the Digipass initialization process. In the first step, the devices are initialized with their unique set of secrets and keys per device. These secrets are stored in an encrypted way on a diskette that is sent to the application owner (for example, the information technology manager in a company or the security department of a bank). These floppy disks are one way of safely transporting the Digipass secrets to the host computer.

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

Cryptech Product Line. The Cryptech product line produces encrypted microprocessor chips. These chips are used to encrypt data for use in ATMs, fax machines, modems and security servers at high speeds using DES and RSA algorithms.

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

    - Easy Installation. SnareWorks client or desktop software can be downloaded and installed on desktop computers and web browsers in a matter of minutes, and does not require additional software or alterations to existing application software programs. For Internet-based applications that require only the use of a browser, there is no software to be installed on, or downloaded to, the user's desktop. This feature significantly reduces the time, cost and inconvenience to the customer of securing their networks.

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

    - Standards Based. SnareWorks supports a wide variety of standard encryption devices, including DES, 3DES and SSL, digital signatures
         (RSA), message integrity (MD5), key management (DCE/Kerberos, RSA), digital certificates (X.509), access control (POSIX), and strong authentication (RADIUS).

SNAREWORKS AT WORK

         Below is a graphical rendition of how SnareWorks is implemented followed by a description of each of the elements.

                                   [DIAGRAM]


         SnareWorks Desktop Client is a thin, ultra-lightweight customer package that provides a complete security environment for Internet-based applications residing on a user's desktop. It enables rapid deployment of a comprehensive security solution to thousands of users across multiple server and operating system environments. It provides commercial off-the-shelf products and legacy applications with:

             -    strong network encryption;

             -    pluggable authentications;

             -    a scalable access control model;

             -    secure single sign-on;

             -    enforcement of auditing;  and

             -    digital signatures.

         SnareWorks Web enables existing Web-based applications to utilize a single network identity for authentication and true single sign-on. It delivers secure authorization using a proven access control model, which enable administrators to control even the most detailed aspects of the Web. SnareWorks Web can be distributed to multiple Web servers across the enterprise and managed from one central node through a sophisticated graphical user interface.

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



PUBLIC KEY INFRASTRUCTURE

         Many corporations are increasingly relying upon digital certificates to authenticate and identify users on a network, including the Internet. In addition, digital certificates are used to transmit data in an encrypted format over a network. The issuance, revocation, management and policies surrounding these digital certificates is commonly referred to as public key infrastructure or PKI. Like any other new comprehensive technology infrastructure, large companies need to integrate PKI into their legacy and new applications. This takes time, money, and specialized, hard-to-find personnel. While there may be significant commercial potential for PKI, the process of integrating PKI into other enterprise-wide applications has proven so difficult that few companies have existing PKI deployments beyond the pilot stage.

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

         On March 25, 1998, we entered into an arm's-length license agreement with Lernout & Hauspie Speech Products N.V. pursuant to which we received a five-year world wide, non-exclusive, non-transferable license to use certain speaker verification software in access control applications. For this license, we agreed to pay a royalty of 10% of revenue associated with the software which will be credited against royalty prepayments aggregating $800,000. On December 31, 1998, the license was extended for an additional 5 years and we made additional royalty prepayments to reach an aggregate of $1.7 million. In addition, the revised agreement also provides for the initiation of a co-marketing and co-sales effort.

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

RESEARCH AND DEVELOPMENT

         Our research and development efforts historically have been, and will continue to be, concentrated on product enhancement, new technology development and related new product introductions. We employ 38 full-time engineers and, from time to time also engage independent engineering firms to conduct non-strategic research and development efforts on our behalf. For the fiscal years ended December 31, 1998, 1999 and 2000, we expended $2,459,000, $3,587,000 and $4,581,000 respectively, on research and development, representing approximately 14.9%, 18.5% and 16.3% of consolidated revenues for 1998, 1999 and 2000, respectively.



         While management is committed to enhancing our current product offerings, and introducing new products, we cannot be certain that our research and development activities will be successful. Furthermore, we may not have sufficient financial resources to identify and develop new technologies and bring new products to market in a timely and cost effective manner, and we cannot ensure that any such products will be commercially successful if and when they are introduced.

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

         Orders of microprocessors and some other components generally require a lead time of 12-16 weeks. We attempt to maintain a sufficient inventory of all parts to handle short term increases in orders. Large orders that would significantly deplete our inventory are typically required to be placed with more than 12 weeks of lead time, allowing us to attempt to make appropriate arrangements with our suppliers.

         We purchase the majority of our product components and arrange for shipment to third parties for assembly and testing in accordance with our design specifications. Our security token products are assembled exclusively by two independent companies, each of which is based in Hong Kong. Purchases from one of the companies are made on a purchase order by purchase order basis. Purchases from the other company are under a contract with automatic one-year renewals and subject to termination on six months notice. Each of these companies assembles our security tokens at facilities in mainland China. One of the companies also maintains manufacturing capacity in Hong Kong. Equipment designed to test product at the point of assembly is supplied by us and periodic visits are made by our personnel for purposes of quality assurance, assembly process review and supplier relations.

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

COMPETITION

         The market for computer and network security solutions is very competitive and, like most technology-driven markets, is subject to rapid change and constantly evolving products and services. With respect to Digipass, our main competitor is RSA Security, Inc. and with respect to SnareWorks, our main competitor is Netegrity, Inc.. There are many other companies such as Computer Associates International, Inc., AXENT Technologies, Inc., ActivCard and Gradient Technologies, Inc. which offer hardware, software and services that range from simple locking mechanisms to sophisticated encryption technologies. We believe that competition in this market is likely to intensify as a result of increasing demand for security products.

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

SALES AND MARKETING

         Our security solutions are sold through our direct sales force, as well as through distributors, resellers and systems integrators. A sales staff of 55 coordinates our sales through both our sales channels and these strategic partners' sales channels and makes direct sales calls either alone or with sales personnel of vendors of computer systems. Our sales staff also provides product education seminars to sales and technical personnel of vendors and distributors with whom we have working relationships and to potential end-users of our products.

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

CUSTOMERS AND MARKETS

         Customers for our products include some of the world's most recognized names. Customers of Digipass tokens include:

        BANKING/FINANCIAL SERVICES          EDUCATION                 OTHER
        --------------------------          ---------                 -----
              ABN AMRO Bank          University of Groningen       Honda Europe
                 SNS Bank                                            Telindus
            Rabobank Nederland                                   Pekao Infomatyka
             SE Banken Sweden

         A growing number of businesses are using SnareWorks. These include:

        BANKING/FINANCIAL SERVICES           EDUCATION                     OTHER
        --------------------------           ---------                     -----
               John Hancock               Duke University        U.S. Department of Defense
                Allmerica            Univ of CA - Santa Barbara  Southern California Edison
             UBS/Paine Webber
              Peoples' Bank

         During 1998, 1999 and 2000, sales to one customer from the Company's United States operations (a reseller of the Company's product in the Netherlands) aggregated approximately $1,950,000, $3,533,000 and $2,844,616 respectively, representing 12%, 18% and 10% of the total revenues, respectively. Accounts receivable from this customer represented 30% and 18% of the Company's gross accounts receivable balance at December 31, 1999 and 2000, respectively. We are aware of the risks associated with this degree of customer concentration and expect to further minimize our reliance on these customers.

         Long term contracts with the U.S. government accounted for 4% of revenues for the year 2000. Revenues are only recognized from these contracts when receipt of payment is assured. Future amounts due under the contracts are cancelable by the U.S. government and are not recognized as revenue by the Company.

         A significant portion of our sales are denominated in various foreign currencies that could impact results of operations. To minimize exposure to risks associated with fluctuations in currency exchange rates, we attempt to match the timing of delivery, amount of product and the currency denomination of purchase orders from vendors with sales orders to customers.

         See Note 10 to VASCO Notes to Consolidated Financial Statements for a breakdown of revenues between U.S. and European operations.

EMPLOYEES

         As of March 13, 2001, we employed 121 full-time employees. Of these, 63 were located in North America and 57 were located in Europe and 1 assigned in Asia/Pacific. Of the total, 64 were involved in sales, marketing and customer support, 39 in product production, research and development and 18 in administration.

ITEM 2 - PROPERTIES

         Our corporate offices and North American administrative, sales and marketing, research and development and support facilities are located in the United States in an office complex in Oakbrook Terrace, Illinois, a suburb of Chicago. These facilities are leased through November 30, 2004, and consist of approximately 9,000 square feet. An expansion plan to add 3,000 square feet is scheduled by the end of the second quarter of 2001 to accommodate present growth needs.

         Our European administrative, sales and marketing, research and development and support facilities are located in a suburb of Brussels, Belgium. These facilities consist of approximately 23,500 square feet of office space which are occupied under a lease expiring in October 30, 2006. We believe that these facilities are adequate for our present growth plans.

ITEM 3 - LEGAL PROCEEDINGS

         The Company is from time to time involved in litigation incidental to the conduct of its business. The Company is currently not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial condition or results of operations.

Item 4 - Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of 2000, through solicitation of proxies or otherwise.


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On March 20, 1998, the Company's Common Stock was approved for trading on the NASD Electronic Bulletin Board system under the symbol "VDSI." On April 7, 2000, the Company's Common Stock was listed on the Nasdaq National Market in the United States under the trading symbol "VDSI".

         On March 12, 2001, the closing sale price for the Common Stock on the Nasdaq was $5.81 per share. Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent an actual transaction. On February 28, 2001, there were approximately 125 holders of record of the Common Stock.


         The following table sets forth the high and low closing bid quotations for the Common Stock for the periods indicated.
                                                                 HIGH     LOW
                                                                 ----     ---
         1999
         First Quarter.....................................      5.38    2.97
         Second Quarter....................................      4.88    3.50
         Third Quarter.....................................      3.78    2.94
         Fourth Quarter....................................      8.75    2.94

         2000
         First Quarter.....................................     26.00    6.44
         Second Quarter....................................     21.50   10.00
         Third Quarter.....................................     16.25    7.75
         Fourth Quarter....................................     14.38    4.81

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

ITEM 6 - SELECTED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)(1)

                                                                       YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------------
                                                  1996          1997           1998        1999        2000
                                                  ----          ----           ----        ----        ----
                                               (UNAUDITED)
Statements of Operations Data:
Total revenues                                 $ 11,265       $ 13,208       $ 16,500    $ 19,397    $ 28,066
Operating loss                                   (8,523)(2)     (4,168)(3)     (1,327)       (893)     (2,456)
Net loss available to common stockholders        (9,215)(2)     (6,242)(3)     (3,782)     (2,212)     (4,162)
Basic and diluted loss per common share        $  (0.47)(2)   $  (0.30)(3)   $  (0.17)   $  (0.09)   $  (0.17)
Shares used in computing per share amounts       19,533         21,106         22,431      25,559      27,341

                                                                         AS OF DECEMBER 31,
                                               --------------------------------------------------------------
                                                  1996          1997           1998        1999        2000
                                                  ----          ----           ----        ----        ----
                                               (UNAUDITED)
Balance Sheet Data:
Cash                                           $  1,851       $  2,065       $  1,662    $  2,576    $ 13,833
Working capital (deficiency)                      5,388           (291)        (3,734)      2,473      14,307
Total assets                                     12,898          9,004          9,557      12,318      29,313
Long term obligations, less current portion       9,289          8,618          8,436       8,409       3,764
Common stock subject to redemption                  742            495              -           -           -
Stockholders' equity (deficit)                     (843)        (6,746)        (9,660)     (1,037)     17,348

---------------------------
(1) Represents the financial information of VASCO Corp. prior to March 11, 1998, as the Company had not begun operations until the Exchange Offer.
(2) Includes a pretax charge for acquired in-process research and development of $7,351.
(3) Includes legal, accounting and printing costs of approximately $1,218 related to preparing for the Exchange Offer that was completed in March 1998.

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

         Since the Exchange Offer, we have engaged in three acquisitions. In May 1999, we acquired the assets of SecureWare SA, a French company for a combination of approximately $1.4 million in our stock and cash.

         In October 1999, we acquired IntelliSoft Corp. for a combination of approximately $8 million in our stock and cash distributed to dissenting shareholders. This acquisition was accounted for under the pooling-of-interests method of accounting and, therefore, all of our financial information has been restated to include the results of IntelliSoft.

         Our latest acquisition occurred in August 2000 when we acquired Invincible Data Systems (IDS) in a transaction which was accounted for under the pooling-of-interests method. A total of 322,565 shares were issued in the transaction. Our financial information was not restated for this transaction, which was deemed immaterial.

OVERVIEW

         We design, develop, market and support security products and services which manage and protect against unauthorized access to computer systems of corporate and governmental clients.

          Revenue and Earnings. We sell the majority of our products in European countries with significant sales in the United States, although we intend to actively pursue additional markets outside of Europe, particularly South America, Asia/Pacific, Australia and the Middle East.

         Revenues from sales from our Digipass family, specifically the Digipass 300 and 500 tokens, continue to represent the majority of our total revenues. During 1998 and 1999, Digipass products accounted for more than 80% of revenues. For 2000, in excess of 70% of the Company's sales were comprised of security token devices. Although we believe it is likely that sales of the Digipass family of tokens, which can be used on various platforms, will continue to account for a majority of our total revenues for the next few years, we also believe that revenues from sales of our other hardware and software data security products, including the SnareWorks product line, will continue to increase in the future. The percentage of revenue from SnareWorks products increased from 9% in 1999 to 20% in 2000.

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

 Currency Fluctuations. The majority of our supply and sales transactions are denominated in U.S. dollars, however, a significant portion of those transactions are denominated in various foreign currencies. In order to reduce the risks associated with fluctuations in currency exchange rates, we attempt to match the timing of delivery, amount of product and the currency denomination of purchase orders received from vendors with sales orders to customers.

         The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders' equity (deficit). Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. Foreign exchange transaction losses aggregating $174,000, $272,000 and $289,000 are included in other non-operating expense for 1998, 1999, and 2000, respectively.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenues for the years ended December 31, 1998, 1999 and 2000.

                                                   Percentage of Revenue
                                                 Year Ended December 31,
                                           ---------------------------------
                                            1998          1999          2000
                                           -----         -----         -----
Revenues............................       100.0%        100.0%        100.0%
Cost of goods sold..................        43.7          37.7          35.9
                                           -----         -----         -----
Gross profit........................        56.3          62.3          64.1
Operating costs:
      Sales and marketing...........        28.9          30.7          35.4
      Research and development......        14.9          18.5          16.3
      General and administrative....        20.5          17.7          19.8
      Non-cash compensation.........           -             -           1.8
                                           -----         -----         -----
           Total operating costs....        64.3          66.9          73.3
                                           -----         -----         -----
Operating loss......................        (8.0)         (4.6)         (9.2)
Interest expense....................        (8.8)         (4.2)          0.1
Other expense, net..................        (1.9)         (0.9)         (4.3)
                                           -----         -----         -----
Loss before income taxes............       (18.7)         (9.7)        (13.4)
Provisions for income taxes.........         4.2           1.7           1.4
                                           -----         -----         -----
Net loss............................       (22.9)        (11.4)        (14.8)
                                           =====         =====         =====


         The following discussion is based upon the Company's consolidated results of operations for the years ended December 31, 2000, 1999 and 1998 (percentages in the discussion are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-K.

1999 COMPARED TO 2000

Revenues

         Our consolidated revenues for the year ended December 31, 2000 were $28,066,000, an increase of $8,669,000, or 45%, as compared to the year ended December 31, 1999. This increase is due to a strong performance from international operations, as the demand for Digipass products continues to grow, resulting in increased unit sales, as well as increasing orders with smaller quantities and less volume discounting. Also, sales of SnareWorks products in the U.S. more than doubled 1999 revenues. The European operations contributed $17,000,000 or 61% of total consolidated revenues, with the United States operations contributing the remaining $11,065,000 or 39%.

Cost of Goods Sold

         Our consolidated cost of goods sold for the year ended December 31, 2000 was $10,069,000, an increase of $2,763,000, or 38%, as compared to the year ended December 31, 1999. Cost of goods sold has not increased at the same rate as our revenues primarily due to product sales mix and also from efficiencies in the manufacturing process, as well as the increasing demand for products with a more favorable cost structure.

Gross Profit

         Our consolidated gross profit for the year ended December 31, 2000 was $17,997,000, an increase of $5,905,000, or 49%, over the year ended December 31, 1999. This represents a gross margin of 64% compared to 1999's consolidated gross margin of 62%. The increase in gross margin is due to product sales mix as SnareWorks products provide higher gross margins.


Sales and Marketing Expenses

         Consolidated sales and marketing expenses for the year ended December 31, 2000 were $9,954,000, an increase of $3,992,000, or 67%, over 1999. This increase can be attributed to increased sales efforts including increased travel costs, headcount, and an increase in marketing activities, including tradeshows and advertising. Sales and marketing headcount increased from 44 at the end of 1999 to 61 at the end of 2000.

Research and Development Expenses

         Consolidated research and development costs for the year ended December 31, 2000 were $4,581,000, an increase of $994,000, or 28%, as compared to the year ended December 31, 1999. Most of this increase is due to activities relating to the development of the SnareWorks product line.

General and Administrative Expenses

         Consolidated general and administrative expenses for the year ended December 31, 2000 were $5,561,000, an increase of $2,126,000, or 62%, over 1999.
This increase can be attributed to growth in infrastructure needed to support our growth, increased recruiting expenses and amortization charges related to royalties. Administrative headcount increased from 12 at the end of 1999 to 18 at the end of 2000. In addition, the Company recorded approximately $150,000 of merger costs in 2000 related to the Invincible Data Systems transaction.

Interest Income (Expense)

         Consolidated interest income, net in 2000 was $29,000 compared to interest expense, net of $815,000 in 1999. Interest income from the proceeds generated upon the issuance of convertible preferred stock offset interest expense related to borrowings. See "Liquidity and Capital Resources" below. Additionally, interest expense from debt outstanding decreased as long-term debt was reduced from $8,409,000 at the end of 1999 to $3,764,000 at the end of 2000.

Income Taxes

         We recorded tax expense for the year ended December 31, 2000 of $395,000, which relates to one of our European subsidiaries.

         At December 31, 2000, we have United States net operating loss carryforwards approximating $12,500,000 and foreign net operating loss carryforwards approximating $2,000,000. Such losses are available to offset our future taxable income in the respective jurisdictions and expire in varying amounts beginning in 2002 and continuing through 2020. In addition, if certain substantial changes in ownership are deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards which could be utilized.

1998 COMPARED TO 1999

Revenues

         Our consolidated revenues for the year ended December 31, 1999 were $19,397,000, an increase of $2,897,000, or 18%, as compared to the year ended December 31, 1998. This increase was due to a strong performance from international operations, as the demand for Digipass 300 and Digipass 500 grew, resulting in increased unit sales, as well as increased orders with smaller quantities and less volume discounting.

Cost of Goods Sold

         Our consolidated cost of goods sold for the year ended December 31, 1999 was $7,306,000, an increase of $97,000, or 1%, as compared to the year ended December 31, 1998. This increase was consistent with the increase in revenues for the year, further compounded by benefits from efficiencies in the manufacturing process, as well as the increased demand for products with a more favorable cost structure.

Gross Profit

         Our consolidated gross profit for the year ended December 31, 1999 was $12,091,000, an increase of $2,800,000, or 30%, over the year ended December 31, 1998. This represents a gross margin of 62%, as compared to 1998's consolidated gross margin of 56%. The increase in gross margin was due to efficiencies in manufacturing related to increased volumes, an increase in the mix of sales of higher margin products, as well as increased orders with smaller quantities, and less volume discounting.

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

Research and Development Expenses

         Consolidated research and development costs for the year ended December 31, 1999 were $3,587,000, an increase of $1,128,000, or 46%, as compared to the year ended December 31, 1998. This increase was, in part, related to the acquisition of SecureWare during 1999. As SecureWare is primarily a development center, the acquisition resulted in increased research and development headcount and expenditures. Additionally, during 1999, we entered into a development agreement with Intel Network Systems, Inc. related to the further enhancement of the VACMAN product line.

General and Administrative Expenses

         Consolidated general and administrative expenses for the year ended December 31, 1999 were $3,435,000, an increase of $50,000, or 1%, over 1998.
This increase can be attributed to growth in infrastructure needed to support our growth, as well as the impact of the acquisition of SecureWare during 1999.

Interest Expense

         Consolidated interest expense in 1999 was $815,000 compared to $1,458,000 in 1998. The decrease can be attributed to a lower borrowing base being maintained during 1999 as compared to the prior year. See "Liquidity and Capital Resources" below.

Income Taxes

         We recorded tax expense for the year ended December 31, 1999 of $322,000, which relates to one of our European subsidiaries.


RECENT DEVELOPMENTS

         On February 2, 2001, the Company entered into a Letter of Intent to purchase all of the outstanding stock of Identikey, Ltd., a software company headquartered in Brisbane, Australia. The terms of the agreement provide for an initial purchase price of 406,667 shares of common stock and a contingent purchase price of additional shares of common stock based on targeted sales over a 15 month period. The maximum number of additional shares that can be earned is based upon $12,750,000 and a price of the greater of 80% of the average closing price of the stock for the 10 days preceding the end of the measurement period, or $7.50 per share. The revenues of Identikey, Ltd., for the year 2000 were immaterial in relation to the Company's revenues. The transaction is expected to close by April 2001 and will be accounted for under the purchase method.

         The effect of this transaction on operating income before amortization of goodwill and on cash flow during the next twelve months is largely related to the amount of revenues that can be generated from their product sales. The Company anticipates that the sales of their products will not generate positive operating income before amortization of goodwill or positive cash flow for the first twelve months after the acquisition.


LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, our aggregate consolidated indebtedness was $4,126,000. Cash used in operating activities was $2,234,000 for the year ended December 31, 2000. During that period we used $3,128,000 in investing activities and financing activities provided $17,360,000. Capital expenditures were $3,474,000 for the year ended December 31, 2000.

         In 1996, we issued a 9% convertible note to Kyoto Securities, Ltd., a Bahamian corporation, in the amount of $5,000,000. The note provided for quarterly interest payments and was payable in full on May 29, 2001. The note was convertible into shares of our Common Stock at a conversion price of $12.00 per share, or 416,667 shares. In April 2000, the note and accrued interest were converted into 435,910 shares of common stock.

         In 1997, we entered into a convertible loan agreement with Artesia Bank N.V., formerly Banque Paribas Belgique S.A., in order to refinance the $3,400,000 payment due December 31, 1997 in connection with our acquisition of Digipass. The terms of the agreement provide that the $3,400,000 principal amount is convertible, upon an offering, into shares of our Common Stock. This loan bears interest at the rate of 3.25%, payable annually, and matures on September 30, 2002. After January 1, 1999, the loan is convertible at the average closing market price for shares of our Common Stock on the NASD

Electronic Bulletin Board system for the 20 trading days prior to the date of the notice of conversion, less 10%. In the event a public offering is completed, the lender may at its option (by written notice within seven days after our receipt of the proceeds of the public offering) require the principal amount of the loan to be repaid in cash, in which case additional special interest is payable as follows: $680,000 if repayment is on January 1, 1999 or later.

         In April 1999, we completed a private placement of Common Stock in the amount of $11.5 million. The transaction represented a sale of our Common Stock to European institutional investors at a price of $3.50 per share. A total of 3,285,714 shares of Common Stock were issued as a part of this transaction.

         During the first quarter of 2000, the Company filed a registration statement in connection with an offering of its Common Stock to the public. On April 13, 2000, the Company terminated this offering due to the volatility of market conditions. Costs related to this offering of $1,331,000 were written off and included in other expense in the consolidated statement of operations.

         In July 2000, the Company issued 150,000 shares of preferred stock for cash of $15,000,000. The preferred stock is convertible into 1,052,632 shares of Common Stock at any time over the next 48 months.

         The net effect of 2000 activity resulted in an increase in cash of $11,256,000, resulting in a cash balance of $13,833,000 at December 31, 2000, compared to $2,576,000 at the end of 1999. Our working capital at December 31, 2000 was $14,307,000, an increase of $11,834,000, or 479% from $2,473,000 at
December 31, 1999. The majority of the change is attributable to the issuance of preferred stock. Our current ratio was 2.7 to 1.0 at December 31, 2000. We believe that our current cash balances and anticipated cash generated from operations will be sufficient to meet our anticipated cash needs for the foreseeable future.

         We intend to seek acquisitions of businesses, products and technologies that are complementary or additive to ours. There can be no assurance that any such acquisitions will be made.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Financial Accounting Standards Board Interpretation No. 44 (FIN
No. 44), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25, was effective for financial statements beginning after July 1, 2000. The Company has evaluated the impact of this pronouncement on its financial statements and has recorded a charge as part of its operating expenses as "Non-cash compensation". The Company has determined that options granted to two full-time executive officers are deemed non-employees under FIN No. 44 because their services are rendered under consulting agreements. This resulted in compensation expense charges of $501,743 in 2000. These options were accounted for using variable plan accounting and the amounts of future compensation expense will be determined based upon the Company's stock price at each reporting date.

         During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities"), which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities. We do not expect the adoption of the new standard to have a material effect on our consolidated financial position, liquidity, or results of operations.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

         Approximately 61% of our business is conducted outside the United States, in Europe and Asia/Pacific. A significant portion of our business operations are transacted in foreign currencies. As a result, we have exposure to foreign exchange fluctuations. We are affected by both foreign currency translation and transaction adjustments. Translation adjustments result from the conversion of the foreign subsidiaries' balance sheets and income statements to U.S. dollars at year-end exchange rates and weighted average exchange rates, respectively. Translation adjustments resulting from this process are recorded directly into stockholders' equity. Transaction adjustments result from currency exchange movements when a foreign subsidiary transacts business in a currency that differs from its local currency. These transactions are recorded as gains or losses in our statement of operations.

         Our foreign exchange exposure was minimized in 2000 as the majority of our foreign subsidiaries' business transactions were spread across approximately 50 different countries and currencies. This geographic diversity reduces the risk to our operating results. Also, we perform periodic reviews of outstanding balances and settle intercompany accounts to minimize foreign exchange transaction gains and losses.

         We have minimal interest rate risk. Our $3.4 million long-term debt has a fixed rate of 3.25%, which is not subject to market fluctuations. This note matures in September 2002.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Report Compliance" contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2001, are incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation" contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2001, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2001, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.
                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a. (1) The following consolidated financial statements and notes thereto, and the related independent auditors' report, are included on pages F-1 through F-17 of this Form 10-K:

         Independent Auditors' Report

         Consolidated Balance Sheets as of December 31, 1999 and 2000

         Consolidated Statements of Operations for the Years Ended December 31, 1998, 1999 and 2000

         Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 1998, 1999 and 2000

         Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 1998, 1999 and 2000

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1999 and 2000

         Notes to Consolidated Financial Statements

         (2) The following consolidated financial statement schedule of the Company is included on this Form 10-K:

         Schedule II - Valuation and Qualifying Accounts

         Financial Data Schedule

         All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned consolidated financial statements.

         (3) The following exhibits are filed with this Form 10-K or incorporated by reference as set forth in the next page:

                                  EXHIBIT INDEX


  EXHIBIT
   NUMBER                          DESCRIPTION
-------------------------------------------------------------------------------
     +3.1    Certificate of Incorporation of Registrant, as amended.

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

   +10.10 Lease Agreement by and between TOPS S.A. and Digipass S.A. effective July 1, 1996.

   +10.11 Lease Agreement by and between Perkins Commercial Management Company, Inc. and VASCO Data Security, Inc. dated November 21, 1995.

   +10.12 Asset Purchase Agreement by and between VASCO Data Security International, Inc. and Wizdom Systems, Inc. dated August 20, 1996.

   +10.13 1997 VASCO Data Security International, Inc. Stock Option Plan, as amended.

  EXHIBIT
   NUMBER                          DESCRIPTION
-------------------------------------------------------------------------------

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

  EXHIBIT
   NUMBER                          DESCRIPTION
-------------------------------------------------------------------------------

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

       21    Subsidiaries of Registrant.

       23    Consent of KPMG LLP.

--------------------------
 + Incorporated by reference to the Registrant's Registration Statement on Form S-4, as amended (Registration No. 333-35563), originally filed with the Securities and Exchange Commission on September 12, 1997.

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

(b)      Reports on Form 8-K

         No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 2000.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
VASCO Data Security International, Inc.:

         We have audited the accompanying consolidated balance sheets of VASCO Data Security International, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 2000 and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the accompanying consolidated financial statement Schedule II - Valuation and Qualifying Accounts. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VASCO Data Security International, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP


Chicago, Illinois
February 23, 2001

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                        December 31,               December 31,
                                           1999                       2000
                                           ----                       ----
ASSETS
CURRENT ASSETS:
   Cash                                 $ 2,576,494                $13,832,645
   Accounts receivable, net of
      allowance for doubtful
      accounts of $120,216
      in 1999 and $286,377
      in 2000                             2,871,367                  6,486,397
   Inventories, net                         805,382                  1,111,751
   Prepaid expenses                         157,620                    463,094
   Deferred income taxes                     83,000                     83,000
   Other current assets                     925,334                    532,081
                                        -----------                -----------
            Total current assets          7,419,197                 22,508,968

Property and equipment
   Furniture and fixtures                 1,246,555                  1,350,616
   Office equipment                       1,013,870                  4,043,015
                                        -----------                -----------
                                          2,260,425                  5,393,631
   Accumulated depreciation              (1,070,046)                (1,596,102)
                                        -----------                -----------
                                          1,190,379                  3,797,529
Goodwill, net of accumulated
   amortization of $3,134,000
   in 1999 and $3,697,456 in
   2000                                   1,989,960                  1,438,537
Other assets                              1,718,493                  1,568,285
                                        -----------                -----------
TOTAL ASSETS                            $12,318,029                $29,313,319
                                        ===========                ===========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Current maturities of long-term debt $   639,322                  $ 362,250
   Accounts payable                       2,020,465                  2,790,698
   Deferred revenue                         803,270                  1,950,322
   Other accrued expenses                 1,482,970                  3,098,284
                                        -----------                -----------
            Total current liabilities     4,946,027                  8,201,554

Long-term debt, including stockholder
   note of $5,000,000 in 1999
   and $0 in 2000, net of
   current maturities                     8,408,862                  3,763,858

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $.001 par value -
      75,000,000 shares authorized;
      26,462,083 shares issued and
      outstanding in 1999
      27,866,583 shares issued and
      outstanding in 2000                    26,462                     27,867
   Series C Convertible Preferred
      Stock, $.01 par value -  500,000
      shares authorized; 150,000 shares
      issued and outstanding in 2000              -                  6,780,098
   Additional paid-in capital            20,702,387                 36,871,200
   Accumulated deficit                  (21,873,340)               (26,035,112)
   Accumulated other comprehensive
      income-cumulative translation
      adjustment                            107,631                   (296,146)
                                        -----------                -----------

Total stockholders' equity (deficit)     (1,036,860)                17,347,907
                                        -----------                -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                     $12,318,029                $29,313,319
                                        ===========                ===========

          See accompanying notes to consolidated financial statements.

                    VASCO DATA SECURITY INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                     For the Years Ended December 31,
                                   1998             1999             2000


Net revenues                 $    16,499,866  $    19,397,108  $    28,065,680

Cost of goods sold                 7,209,038        7,305,672       10,068,969
                             ---------------  ---------------  ---------------
Gross profit                       9,290,828       12,091,436       17,996,711
Operating costs:
   Sales and marketing
      (exclusive of
      $152,545 reported
      below as non-cash
      compensation)                4,773,153        5,961,970        9,953,598
   Research and development        2,459,477        3,587,483        4,581,001
   General and administrative
      (exclusive of $349,198
      reported below as
      non-cash compensation)       3,384,853        3,434,940        5,560,995
   Non-cash compensation                   -                -          501,743
                             ---------------  ---------------  ---------------
              Total operating
                costs             10,617,483       12,984,393       20,597,337
                             ---------------  ---------------  ---------------

Operating loss                    (1,326,655)        (892,957)      (2,600,626)

Interest income (expense)         (1,457,627)        (814,923)          29,334
Other expense, net                  (310,728)        (182,294)      (1,195,234)
                             ---------------  ---------------  ---------------

Loss before income taxes          (3,095,010)      (1,890,174)      (3,766,526)
Provision for income taxes           687,002          322,310          395,246
                             ---------------  ---------------  ---------------

Net loss                          (3,782,012)      (2,212,484)      (4,161,772)
   Preferred stock accretion               -                -         (581,992)
                             ---------------  ---------------  ---------------

Net loss available to
   common stockholders       $    (3,782,012) $    (2,212,484) $    (4,743,764)
                             ===============  ===============  ===============

Basic and diluted net loss
   per common share          $         (0.17) $         (0.09) $         (0.17)
                             ===============  ===============  ===============
Weighted average common
   shares outstanding             22,430,684       25,558,847       27,341,439
                             ===============  ===============  ===============

          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS



                                      For the Years Ended December 31,
                             -------------------------------------------------
                                  1998              1999             2000
                                  ----              ----             ----

Net loss                     $    (3,782,012) $    (2,212,484) $    (4,161,772)


Other comprehensive
   income (loss) - cumulative
   translation adjustment            257,143           20,650         (403,777)
                             ---------------  ---------------  ---------------

     Comprehensive loss      $    (3,524,869) $    (2,191,834) $    (4,565,549)
                             ===============  ===============  ===============




          See accompanying notes to consolidated financial statements.

                    VASCO DATA SECURITY INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                   Accumulated Other      Total
                            Preferred Stock         Common Stock                     Accumulated  Comprehensive     Stockholders'
         Description        Shares    Amount      Shares      Amount      APIC        Deficit        Income         Equity(Deficit)
-------------------------   -------  ----------  ----------  --------  ------------  ------------  ----------------- --------------
BALANCE AT 12/31/97               -  $        -  22,132,960  $ 22,133  $  9,280,774  $(15,878,844) $    (170,162)   $  (6,746,099)
---------------------------------------------------------------------------------------------------------------------------------
Net loss                         -           -           -         -             -    (3,782,012)             -        (3,782,012)
---------------------------------------------------------------------------------------------------------------------------------
Foreign currency
   translation adjustment        -           -           -         -             -             -        257,143           257,143
---------------------------------------------------------------------------------------------------------------------------------
Exercise of stock options        -           -     658,257       658       115,689             -              -           116,347
---------------------------------------------------------------------------------------------------------------------------------
Exercise of stock warrants       -           -      14,472        15           (15)            -              -                 -
---------------------------------------------------------------------------------------------------------------------------------
Expiration of put option         -           -           -         -       494,668             -              -           494,668
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT 12/31/98              -  $        -  22,805,689  $ 22,806  $  9,891,116  $(19,660,856) $      86,981    $   (9,659,953)
                           ======================================================================================================

---------------------------------------------------------------------------------------------------------------------------------
Net loss                         -           -           -         -             -    (2,212,484)             -        (2,212,484)
---------------------------------------------------------------------------------------------------------------------------------
Foreign currency
   translation adjustment        -           -           -         -             -             -         20,650            20,650
---------------------------------------------------------------------------------------------------------------------------------
Exercise of stock options        -           -     158,000       158        44,067             -              -            44,225
---------------------------------------------------------------------------------------------------------------------------------
Exercise of stock warrants       -           -     200,000       200        49,800             -              -            50,000
---------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock         -           -   3,486,308     3,486    11,468,791             -              -        11,472,277
---------------------------------------------------------------------------------------------------------------------------------
Common stock repurchased
   and retired                   -           -    (187,914)     (188)     (751,387)            -              -          (751,575)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT 12/31/99              -  $        -  26,462,083  $ 26,462  $ 20,702,387  $(21,873,340) $     107,631    $   (1,036,860)
                           ======================================================================================================

---------------------------------------------------------------------------------------------------------------------------------
Net loss                         -           -           -         -             -    (4,161,772)              -       (4,161,772)
---------------------------------------------------------------------------------------------------------------------------------
Foreign currency
   translation adjustment        -           -           -         -             -             -       (403,777)         (403,777)
---------------------------------------------------------------------------------------------------------------------------------
Exercise of stock options        -           -     342,400       342       556,871             -              -           557,213
---------------------------------------------------------------------------------------------------------------------------------
Exercise of stock warrants       -           -     303,625       304     1,724,413             -              -         1,724,717
---------------------------------------------------------------------------------------------------------------------------------
Conversion of note and
   interest to common stock      -           -     435,910       436     5,164,618             -              -         5,165,054
---------------------------------------------------------------------------------------------------------------------------------
Common stock issured for
   acquisition                   -           -     322,565       323         1,266             -              -             1,589
---------------------------------------------------------------------------------------------------------------------------------
Issuance of Series C
   Convertible  Preferred
   Stock and warrants      150,000   6,198,106           -         -     8,801,894             -              -        15,000,000
---------------------------------------------------------------------------------------------------------------------------------
Preferred stock accretion        -     581,992           -         -      (581,992)            -              -                 -
---------------------------------------------------------------------------------------------------------------------------------
Non-cash compensation            -                       -         -       501,743             -              -           501,743
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT 12/31/00        150,000  $6,780,098  27,866,583  $ 27,867  $ 36,871,200  $(26,035,112)      (296,146)   $   17,347,907
                           ======================================================================================================





          See accompanying notes to consolidated financial statements.

                    VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              For the Years ended December 31,
                                                                    --------------------------------------------------
                                                                         1998             1999              2000
                                                                    ---------------  ---------------  ----------------
Cash flows from operating activities:
   Net loss                                                         $    (3,782,012) $    (2,212,484) $     (4,161,772)
      Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
         Depreciation and amortization                                    1,027,431        1,066,144         1,415,763
         Common stock issued for interest                                         -                -           165,054
         Loss on disposal of fixed assets                                     5,013                -             2,073
         Gain on sale of fixed assets                                             -          (13,318)                -
         Non-cash compensation expense                                            -                -           501,743
         Changes in assets and liabilities, net of acquisitions:
            Accounts receivable, net                                     (1,045,440)         715,523        (3,615,030)
            Inventories, net                                               (271,033)         466,945          (306,369)
            Prepaid expenses                                                231,660          (65,294)         (305,474)
            Other current assets                                            (18,624)        (574,569)          393,253
            Prepaid royalties and other assets                             (600,000)      (1,118,493)          150,208
            Accounts payable                                                105,045          788,332           770,234
            Customer deposits                                               120,575           (1,550)           67,569
            Accrued expenses                                                474,150         (662,790)        2,772,721
                                                                    ---------------  ---------------  ----------------
Net cash used in operations                                              (3,753,235)      (1,611,554)       (2,150,027)
                                                                    ---------------  ---------------  ----------------

Cash flows from investing activities:
   Acquisition of SecureWare/DMIC                                                 -         (587,532)                -
   Additions to property and equipment                                     (284,155)        (895,144)       (3,473,564)
                                                                    ---------------  ---------------  ----------------
Net cash used in investing activities                                      (284,155)      (1,482,676)       (3,473,564)
                                                                    ---------------  ---------------  ----------------

Cash flows from financing activities:
   Proceeds from issuance of debt                                         6,161,424                -                 -
   Repayment of debt                                                     (2,900,000)      (6,091,586)                -
   Proceeds from exercise of stock options/warrants                         116,347           94,225         2,281,930
   Net proceeds from sales of common stock                                        -       10,736,926                 -
   Issuance of Series C Convertible Preferred Stock                               -                -        15,000,000
   Repurchase of common stock                                                     -         (751,575)                -
                                                                    ---------------  ---------------  ----------------
Net cash provided by financing activities                                 3,377,771        3,987,990        17,281,930
Adjustment to conform immaterial pooled business                                  -                -             1,589
Effect of exchange rate changes on cash                                     257,143           20,650          (403,777)
                                                                    ---------------  ---------------  ----------------

Net increase (decrease) in cash                                            (402,476)         914,410        11,256,151
Cash, beginning of year                                                   2,064,560        1,662,084         2,576,494
                                                                    ---------------  ---------------  ----------------
Cash, end of year                                                   $     1,662,084  $     2,576,494  $     13,832,645
                                                                    ===============  ===============  ================
Supplemental disclosure of cash flow information:
Interest paid                                                       $       878,892  $       893,799  $        323,341
Income taxes paid                                                   $       709,661  $       900,373  $        293,875
Supplemental disclosure of non-cash activity -
   conversion of note to common stock                               $             -  $             -  $      5,000,000



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

Foreign Currency Translation and Transactions

         The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders' equity (deficit). Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. Foreign exchange transaction losses aggregating $174,000, $272,000 and $289,000 are included in other non-operating expense for 1998, 1999, and 2000, respectively.

Revenue Recognition

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

         Non-monetary Transaction. In October 2000, the Company entered into an agreement to sell SnareWorks and Digipass products in the amount of $2,000,000 along with support agreements and consulting services of $450,000 to a U.S. customer. At approximately the same time, VASCO entered into an agreement with the same company to purchase products to be used internally for product development and testing in an amount of $2,500,000. Although cash was exchanged in these transactions, the Company treated these as non-monetary (barter) transactions, in accordance with accounting principles generally accepted in the United States of America. Revenue of $2,075,000 and deferred revenue of $375,000 were recorded during 2000. This represented 7% of total revenues for the year and 19% of U.S. revenues. The purchased products were capitalized as software and are being amortized over 36 months.

Prepaid Royalties

         On March 25, 1998, the Company entered into a license agreement with Lernout & Hauspie Speech Products N.V. pursuant to which the Company received a five-year worldwide, non-exclusive, non-transferable license to use certain speaker verification software in access control applications. For this license, the Company agreed to pay a royalty of 10% of revenue associated with the software plus royalty prepayments aggregating $800,000. On December 31, 1998, the license was extended for an additional 5 years and the Company made royalty prepayments to reach an aggregate of $1.7 million. Prepaid royalties amounted to $1,700,000 and $1,487,500 at December 31, 1999 and 2000, respectively.
Amortization of the royalty prepayments commenced during the third quarter of 2000 and is being amortized over 42 months.

Property and Equipment

         Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets ranging from three to seven years. Additions and improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts. `

Software Costs

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

Fair Value of Financial Instruments

         The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of SFAS No. 107, "Disclosures and Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The fair values of the Company's financial instruments were not materially different from their carrying amounts at December 31, 1999 and 2000, except for notes payable and long-term debt, for which the fair values were not determinable.

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

Reclassifications

         Certain amounts in the consolidated financial statements have been reclassified to conform to the 2000 presentation.

Goodwill and Other Intangibles

         Goodwill is amortized on a straight-line basis over the expected period to be benefited, which is seven years. Other intangibles are amortized on a straight-line basis and consist of software and hardware technology which is being amortized over a period of four years and workforce and customer lists of approximately $320,000 and $542,000 which are being amortized over a period of seven years.

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

         Shares issuable from securities that could potentially dilute basic earnings per share in the future that were not included in the computation of earnings per share because their effect was anti-dilutive were as follows:

                                                  1998      1999       2000
                                                  ----      ----       ----

         Stock options......................   1,475,500  2,377,200  2,342,217
         Warrants...........................   1,004,034    804,034  1,764,883
         Convertible notes (June 1996)......     416,667    416,667          -
         Convertible notes (August 1997)*...   1,123,387    732,658    532,029
         Convertible notes (March 1998).....     528,048          -          -
                                               ---------  ---------  ---------
                  Total.....................   4,547,636  4,547,636  4,639,129
                                               =========  =========  =========

* Due to the contingent nature of the conversion feature of these notes, a 20-day average market price was used to calculate the number of potentially dilutive shares.

         Additionally, the net loss applicable to common stockholders for the years ended December 31, 1998, 1999 and 2000 would have been decreased by adding back interest expense related to the convertible notes of approximately $1,394,000, $704,000 and $275,000, respectively.

NOTE 2 - ACQUISITIONS

         Effective May 1, 1999, the Company acquired substantially all of the assets of SecureWare SA and DMIC SA (SecureWare), as well as certain developed software licenses from the founder of SecureWare in exchange for $738,735 in cash (of which $151,203 was recorded in accrued liabilities at December 31, 1999) plus 174,575 shares of the Company's common stock, which had a market value based upon the trading price of the common stock on the NASD Bulletin Board ("Market Value") of approximately $650,000 at the time of the acquisition. SecureWare, located in Bordeaux, France, is a software developer focusing on developing security solutions for a number of operating systems.

         The acquisition of SecureWare was accounted for under the purchase method of accounting, and accordingly, the acquired assets have been recorded at their estimated fair values at the date of acquisition. Purchased software related to this transaction was $889,000 and is being amortized over a period of 5 years. Goodwill related to this transaction was $406,000 and is being amortized over a period of 7 years.

          On October 6, 1999, the Company acquired all of the outstanding capital stock of IntelliSoft Corporation (IntelliSoft) in exchange for 1,812,078 shares of Common Stock which had a Market Value of approximately $7,250,000 at the time of the acquisition. In addition, the Company paid $751,575 to IntelliSoft dissenters to acquire their capital stock interests, which represented 9.4% of the outstanding capital stock of IntelliSoft at the date of the acquisition. The acquisition of these shares has been treated as the purchase and retirement of common stock. IntelliSoft, located in Acton, MA, specializes in developing true secure single sign-on, Web authorization, PKI, VPN, and enterprise management solutions. This transaction was accounted for under the pooling-of-interests method of accounting. Accordingly, the consolidated financial statements have been restated as if IntelliSoft had been combined for all periods presented.

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

         Inventories are comprised of the following:
                                                             December 31,
                                                       -----------------------
                                                          1999         2000
                                                          ----         ----
         Component parts............................   $  213,909   $  451,487
         Work-in-process and finished goods.........      591,473      660,264
                                                       ----------   ----------
                           Total....................   $  805,382   $1,111,751
                                                       ==========   ==========

NOTE 4 - ACCRUED EXPENSES

         Accrued expenses are comprised of the following:
                                                             December 31,
                                                       -----------------------
                                                          1999         2000
                                                          ----         ----
         Accrued interest...........................   $  698,946      654,941
         Accrued payroll............................      268,455      709,899
         Accrued royalties..........................            -      270,480
         Other accrued expenses.....................      515,569    1,462,964
                                                       ----------   ----------
                           Total....................   $1,482,970   $3,098,284
                                                       ==========   ==========

NOTE 5 - INCOME TAXES

         At December 31, 2000, the Company has United States net operating loss carryforwards approximating $12,500,000 and foreign net operating loss carryforwards approximating $2,000,000. Such losses are available to offset future taxable income in the respective jurisdictions and expire in varying amounts beginning in 2002 and continuing through 2020. In addition, if certain substantial changes in the Company's ownership are deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards which could be utilized.


         Pretax loss from continuing operations was taxed in the following jurisdictions:

                                             For the Year Ended
                                                 December 31,
                                   ------------------------------------------
                                        1998           1999           2000
                                        ----           ----           ----

           Domestic............     (3,165,857)    (1,809,920)    $(4,148,166)
           Foreign.............         70,847        (80,254)        526,640
                                   -----------    -----------     -----------
                    Total......    $(3,095,010)   $(1,890,174)    $(3,621,526)
                                   ===========    ===========     ===========

The provision for income taxes consists of the following:

                                             For the Year Ended
                                                 December 31,
                                   ------------------------------------------
                                      1998           1999            2000
                                      ----           ----            ----
           Current:
            Federal............    $         -    $         -     $         -
            State..............         (2,514)                         2,632
            Foreign............        689,516        322,310         392,614

           Deferred:
            Federal............    $         -    $         -     $         -
            State..............              -              -               -
            Foreign............              -              -               -
                                   -----------    -----------     -----------
                    Total......    $   687,002    $   322,310     $   395,246
                                   ===========    ===========     ===========

         The differences between income taxes computed using the statutory federal income tax rate of 34% and the provisions for income taxes reported in the consolidated statements of operations are as follows:

                                                                                        For the Year Ended
                                                                                            December 31,
                                                                        -----------------------------------------------------
                                                                               1998               1999              2000
                                                                               ----               ----              ----

      Expected tax benefit at the statutory rate                        $    (1,052,303)   $      (642,659)  $     (1,231,023)
      Increase (decrease) in income taxes resulting from:
         Foreign taxes at rates other than 34%........................          665,000            205,916             (4,243)
         Change in valuation allowance primarily related to NOL.......        1,035,000            676,000          1,739,000
         Nondeductible expenses.......................................          100,000            155,938             34,420
         Other, net...................................................          (60,695)           (72,885)          (142,908)
                                                                        ---------------    ----------------  ----------------
                       Total..........................................  $       687,002    $       322,310   $        395,246
                                                                        ===============    ================  ================


         The deferred income tax balances are comprised of the following:


                                                                                    December 31,
                                                                        ----------------------------------
                                                                              1999             2000
                                                                              ----             ----
              Deferred tax assets:
                 U.S. net operating loss carryforwards................  $     3,519,000    $     4,832,000
                 Foreign net operating loss carryforwards.............          582,000            800,000
                 Accounts receivable..................................           35,000             89,000
                 Accrued expenses.....................................           16,000             12,000
                 Deferred revenue.....................................           43,000            257,000
                 Fixed assets.........................................           17,000                  -
                 Other................................................            5,000                  -
                                                                        ---------------    ---------------
              Total gross deferred income tax assets.................         4,217,000          5,990,000
              Less valuation allowance...............................        (4,121,000)        (5,860,000)
                                                                        ---------------    ---------------
                                                                                 96,000            130,000
              Deferred tax liabilities:
                 Fixed assets........................................           (13,000)           (47,000)
                                                                        ---------------    ---------------

              Net deferred income taxes..............................   $        83,000    $        83,000
                                                                        ===============    ===============


         The net change in the total valuation allowance for the years ended December 31, 1998, 1999 and 2000 was an increase of $1,035,000, $676,000 and
$1,739,000, respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these temporary differences become deductible. This assessment was performed considering the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. The Company has determined that it is more likely than not that

$83,000 of deferred tax assets will be realized. The remaining valuation allowance of $5,860,000 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable as of December 31, 2000. This valuation allowance will be reviewed on a regular basis and adjustments made as appropriate.

NOTE 6 - DEBT

         Debt consists of the following:

                                                                                                      December 31,
                                                                                           ----------------------------------
                                                                                                 1999              2000
                                                                                                 ----              ----
         Convertible stockholder note, interest payable at 9% (see Note 8)....             $     5,000,000   $              -
         Convertible note, interest payable at 3.25%..........................                   3,400,000          3,400,000
         Installment notes payable............................................                     648,184            726,108
                                                                                           ---------------   ----------------
                                                                                                 9,048,184          4,126,108
         Less current maturities..............................................                    (639,322)          (362,250)
                                                                                           ---------------   ----------------
         Long-term debt.......................................................             $     8,408,862   $      3,763,858
                                                                                           ===============   ================



         In August 1997, the Company renegotiated the guarantee related to the final payment for the 1996 acquisition of Digipass into a term loan in the amount of $3.4 million. The note matures on September 30, 2002 and bears interest at a rate of 3.25%. In the event a public offering is completed, the lender may at its option require the principal amount of the loan to be repaid in cash, in which case the Company must pay additional special interest in the amount of $680,000 which is accrued at December 31, 2000.

         Aggregate maturities of debt at December 31, 2000 are as follows:

         2001............................................................                  $       362,250
         2002............................................................                        3,763,858
                                                                                           ---------------
                   Total.................................................                  $     4,126,108
                                                                                           ===============


         Interest expense to stockholders was $497,795, $450,000 and $165,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

NOTE 7 - STOCKHOLDERS' EQUITY

Preferred Stock

         In July 2000, the Company issued 150,000 shares of preferred stock for cash of $15,000,000. The preferred stock is convertible into 1,052,632 shares of common stock at any time over the next 48 months. In conjunction with this financing, the company issued warrants to purchase 789,474 common shares at $15 per share with an estimated imputed value using the Black-Scholes pricing-model of approximately $4.1 million and warrants to purchase 480,000 shares at $4.25 per share with an estimated imputed value using the Black-Scholes pricing-model of approximately $4.7 million. The warrants issued at $15 per share are immediately exercisable. The warrants issued at $4.25 are execisable over 48 months and the related imputed value is being accreted reducing earnings available to common stockholders. In September 2000, 30,000 warrants at $4.25 per share were exercised.

Common Stock

         In 2000, the Company issued 435,910 shares of common stock to convert a $5,000,000 note and related accrued interest. In September, the Company issued 322,565 shares of common stock as part of the acquisition of Invincible Data Systems.

         Also in 2000, the Company issued 342,400 shares of common stock as a result of the exercise of options under the Company's stock compensation plan (see Note 8) generating total proceeds of $557,213; 303,625 shares of common stock were issued as a result of the exercise of the warrants, generating total proceeds of $1,724,717.

         During 1999, the Company issued 158,000 shares of common stock as a result of the exercise of options under the Company's stock option plan (see
Note 8) generating total proceeds of $44,225; 200,000 shares of common stock were issued as a result of the exercise of the warrants generating total proceeds of $50,000.

Warrants

Warrant activity for the years ended December 31, 1998, 1999 and 2000 are summarized below:

                                         NUMBER OF     WEIGHTED AVERAGE
                                           SHARES       EXERCISE PRICE      EXERCISE PRICE
                                                        --------------      --------------
Outstanding at January 31, 1997....      1,056,922          $ 4.85          $   .25 - 10.00
Granted............................          5,000            5.19                     5.19
Exercised..........................        (57,888)           5.19                     5.19
Canceled...........................              -               -                        -
                                         ---------
Outstanding at December 31, 1998...      1,004,034            4.83              .25 - 10.00
Granted............................              -               -                        -
Exercised..........................       (200,000)            .25                      .25
Canceled...........................              -               -                        -
                                         ---------
Outstanding at December 31, 1999...        804,034            5.97             4.00 - 10.00
Granted............................      1,269,474           10.94             4.25 - 15.00
Exercised..........................       (303,625)           5.68             4.00 - 10.00
Canceled...........................         (5,000)           5.19
                                         ---------          ------          ---------------
Outstanding at December 31, 2000...      1,764,833          $ 9.59          $  4.25 - 15.00
                                         =========          ======          ===============
Exercisable at December 31, 2000...      1,344,833          $ 9.59          $  4.25 - 15.00
                                         =========          ======          ===============


NOTE 8 - STOCK COMPENSATION PLAN

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

         The Compensation Plan further permits the grant of options to directors, consultants and other key persons (non-employees) to purchase shares of common stock. All options granted to non-employees are granted at a price equal to the fair market value of the common stock on the date of the grant, and may contain vesting requirements and/or restrictions as determined by the Compensation Committee at the time of grant. Non-cash compensation expense of $501,743 was recognized in 2000 in accordance with FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. 25. This charge was attributed to stock options issued to officers of the Company who are located outside the U.S. and whose services are rendered under consulting agreements.

         As of December 31, 2000, the Compensation Plan was authorized to issue options representing up to 5,573,317 shares of the Company's common stock. The authorized shares under the Compensation Plan represent 20% of the issued and outstanding shares of the Company.


         The Company applies APB Opinion No. 25 and related interpretations in accounting for the Compensation Plan. Had compensation cost for the Compensation Plan been determined consistent with SFAS No. 123, the Company's net loss available to common stockholders and net loss per common share would have been the pro forma amounts indicated below:

                                                                            For the Year Ended December 31,
                                                                ---------------------------------------------------------
                                                                       1998                1999                2000
                                                                       ----                ----                ----
         Net loss available to common stockholders:
             As reported...................................     $      (3,782,012)   $     (2,212,484)   $     (4,743,764)
             Pro forma.....................................            (4,126,931)         (2,789,233)         (5,261,025)
         Net loss per common share-basic and diluted:
             As reported...................................     $           (0.17)   $          (0.09)   $          (0.17)
             Pro forma.....................................                 (0.18)              (0.11)              (0.19)


         For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1999 and 2000: dividend yield of 0%; expected volatility of 50%; risk free interest rates ranging from 4.00% to 6.80%; and expected lives of five years.

The following is a summary of activity under the Compensation Plan:

                                                Options Outstanding       Options Exercisable
                                             -------------------------    -------------------
                                                              Weighted               Weighted   Weighted Average
                                              Number           Average      Number   Average      Fair Value of
                                             of Shares         Price      of Shares   Price      Options Granted
                                             ----------       --------    ---------   ------     ---------------
Outstanding at December 31, 1997........      1,945,257       $   1.85    1,460,629   $1.29
Granted.................................        245,250           5.09                                $2.55
Exercised...............................       (658,257)          0.18
Forfeited...............................        (56,750)          4.25
                                             ----------       --------
Outstanding at December 31, 1998........      1,475,500           3.05    1,088,375    2.48
Granted.................................      1,174,000           3.13                                $1.58
Exercised...............................       (158,000)          0.28
Forfeited...............................       (114,300)          4.01
                                             ----------       --------
Outstanding at December 31, 1999........      2,377,200           3.23    1,074,138    3.04
Granted.................................        560,000          11.29                                $5.82
Exercised...............................       (342,400)          1.63
Forfeited...............................       (252,583)          5.08
                                             ----------       --------
Outstanding at December 31, 2000........      2,342,217       $   5.30      984,775   $3.71
                                             ==========       ========    =========   =====

         The following table summarizes information about stock options outstanding at December 31, 2000:

                                                             Options Outstanding             Options Exercisable
                                             ----------------------------------------      -----------------------
                                                             Weighted        Weighted                     Weighted
                                                              Average         Average                      Average
                                               Number        Remaining       Exercise        Number       Exercise
         Range of Exercise Prices            of Shares    Contractual Life     Price       of Shares        Price
         ------------------------            ----------   ----------------   --------      ---------      --------
         $8.50 - 23.00..................        541,250      9.36 years       $11.22               -            -
         $2.50 - 7.25...................      1,698,467      7.27 years       $ 3.73         882,275       $ 4.12
         $0.1875 - 0.25.................        102,500      2.27 years       $ 0.20         102,500       $ 0.20
                                             ----------                                    ---------
                                              2,342,217                                      984,775
                                             ==========                                    =========


NOTE 9 - EMPLOYEE BENEFIT PLAN

         The Company maintains a contributory profit sharing plan established pursuant to the provisions of Section 401(k) of the Internal Revenue Code, which provides benefits for eligible employees of the Company. The Company made no contributions to the plan during the years ended December 31, 1998, 1999 and 2000.

NOTE 10 - GEOGRAPHIC AND CUSTOMER INFORMATION

         During 1998, 1999 and 2000, sales to one customer from the Company's United States operations (a reseller of the Company's product in the Netherlands) aggregated approximately $1,950,000, $3,533,000 and $2,844,616 respectively, representing 12%, 18% and 10% of the total revenues, respectively. Accounts receivable from this customer represented 30% and 18% of the Company's gross accounts receivable balance at December 31, 1999 and 2000, respectively.

         The Company allocates revenue based on the location of the country which initiates the sale. Information regarding geographic areas for the year ended December 31, 1998 is as follows:

                                     United States     Belgium        Total
                                     -------------   -----------   -----------
         Revenue..................   $   4,269,000   $12,231,000   $16,500,000
         Gross profit.............       2,870,000     6,421,000     9,291,000
         Long-lived assets .......         207,000       183,000       390,000

         Information regarding geographic areas for the year ended December 31, 1999 is as follows:

                                     United States     Belgium        France         Total
                                     -------------   -----------   -----------    -----------
         Revenue..................   $   7,188,000   $12,015,000   $   194,000    $19,397,000
         Gross profit.............       5,081,000     6,899,000       111,000     12,091,000
         Long-lived assets .......         331,000       810,000        49,000      1,190,000



         Information regarding geographic areas for the year ended December 31, 2000 is as follows:

                                     United States     Belgium        France         Total
                                     -------------   -----------   -----------    -----------
         Revenue..................   $  11,065,000   $16,831,000   $   170,000    $28,066,000
         Gross profit.............       8,846,000     9,060,000        91,000     17,997,000
         Long-lived assets .......       2,906,000       836,000        56,000      3,798,000


NOTE 11 - COMMITMENTS AND CONTINGENCIES

         The Company leases office space and equipment under operating lease agreements expiring at various times thru 2010.

         Future minimum rental payments required under noncancelable leases are as follows:

         Year                                                Amount
         ----                                           ---------------
         2001........................................   $       715,260
         2002........................................           683,907
         2003........................................           599,543
         2004........................................           562,536
         2005........................................           345,200
         Thereafter..................................           411,453
                                                        ---------------
                                                        $     3,317,899
                                                        ===============

         Rent expense under operating leases aggregated approximately $357,000, $434,000 and $693,344 for the years ended December 31, 1998, 1999 and 2000, respectively.

         From time to time, the Company has been involved in litigation incidental to the conduct of its business. Currently, the Company is not a party to any lawsuit or proceeding which, in management's opinion, is likely to have a material adverse effect on its business, financial condition or results of operations.

NOTE 12 - SUBSEQUENT EVENTS

         On February 2, 2001, the Company entered into a Letter of Intent to purchase all of the outstanding stock of Identikey, Ltd., a software company headquartered in Brisbane, Australia. The terms of the agreement provide for an initial purchase price of 406,667 shares of common stock and a contingent purchase price of additional shares of common stock based on targeted sales over a 15 month period. The maximum number of additional shares that can be earned is based upon $12,750,000 and a price of the greater of 80% of the average closing price of the stock for the 10 days preceding the end of the measurement period, or $7.50 per share. The revenues of Identikey, Ltd., for the year 2000 were immaterial in relation to the Company's revenues. The transaction is expected to close by April 2001 and will be accounted for under the purchase method.

                                   SCHEDULE II

                     VASCO DATA SECURITY INTERNATIONAL, INC.

                        VALUATION AND QUALIFYING ACCOUNTS


                                                     Bad Debt
Allowance for Doubtful Accounts        Beginning     Expense       Accounts       Ending
For Trade Accounts Receivable           Balance     (Recovery)    Written Off     Balance
-----------------------------          ---------    ----------    -----------    --------
Year ended December 31, 1998.........  $ 429,000    $ (272,000)   $  (102,000)   $ 55,000
Year ended December 31, 1999.........     55,000        65,216              -     120,216
Year ended December 31, 2000.........    120,216       195,161        (29,000)    286,377

                                                   Obsolescence
                                       Beginning      Expense      Inventory      Ending
Reserve for Obsolete Inventories        Balance     (Recovery)    Written Off    Balance
--------------------------------       ---------    ----------    -----------    --------

Year ended December 31, 1998.........  $ 164,000    $   35,000    $   (70,000)   $129,000
Year ended December 31, 1999.........    129,000       (36,000)       (93,000)          -
Year ended December 31, 2000.........          -       109,000       (109,000)          -

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2001.

                                     VASCO Data Security International, Inc.

                                             /s/ Mario R. Houthooft
                                     ---------------------------------------
                                     Mario R. Houthooft
                                     Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated on April 15, 1999.

                                POWER OF ATTORNEY

         Each of the undersigned, in his capacity as an officer or director, or both, as the case may be, of VASCO Data Security International, Inc. does hereby appoint Mario Houthooft, and each of them severally, his true and lawful attorneys or attorney to execute in his name, place and stead, in his capacity as director or officer, or both, as the case may be, this Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and any and all amendments thereto and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission. Each of said attorneys shall have power to act hereunder with or without the other attorney and shall have full power and authority to do and perform in the name and on behalf of each of said directors or officers, or both, as the case may be, every act whatsoever requisite or necessary to be done in the premises, as fully and to all intents and purposes as to which each of said officers or directors, or both, as the case may be, might or could do in person, hereby ratifying and confirming all that said attorneys or attorney may lawfully do or cause to be done by virtue hereof.

                  SIGNATURE                        TITLE

       /s/ Mario R. Houthooft             Chief Executive Officer and President
-------------------------------------     and Director
Mario R. Houthooft                            (Principal Executive Officer)


       /s/ T. Kendall Hunt                Chairman and Executive Vice-President
-------------------------------------
T. Kendall Hunt


       /s/ Dennis D. Wilson               Chief Financial Officer
-------------------------------------     Principal Financial Officer
Dennis D.Wilson                           and Principal Accounting Officer

       /s/  Christian Dumolin             Director
-------------------------------------
Christian Dumolin


       /s/  Michael P. Cullinane          Director
-------------------------------------
Michael P. Cullinane


       /s/  Pol Hauspie                   Director
-------------------------------------
Pol Hauspie


       /s/  Forrest D. Laidley            Director
-------------------------------------
Forrest D. Laidley


       /s/  Michael A. Mulshine           Director
-------------------------------------
Michael A. Mulshine