Form 10-Q
period 2001-03-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2001-05-15
CIK 1044777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                           Yes  [X]             No  [ ]

         As of May 3, 2001, 28,257,459 shares of the Company's Common Stock, $.001 par value per share ("Common Stock"), were outstanding.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                                                 PAGE NO.


Item 1.      Consolidated Financial Statements:

             Consolidated Balance Sheets as of
             December 31, 2000 and March 31, 2001 (Unaudited)..................................................... 3

             Consolidated Statements of Operations (Unaudited)
             for the three months ended March 31, 2000 and 2001................................................... 4

             Consolidated Statements of Comprehensive Loss (Unaudited)
             for the three months ended March 31, 2000 and 2001....................................................5

             Consolidated Statements of Cash Flows (Unaudited)
             for the three months ended March 31, 2000 and 2001................................................... 6

             Notes to Consolidated Financial Statements........................................................... 7

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations................................................................................ 8

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.......................................... 10


PART II. OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K.................................................................... 11


SIGNATURES....................................................................................................... 11








-----------------------
     This report contains the following tradmarks of the Company, some of which are registered: Vasco, AssessKey, VACman Server and VACMan/Crypak, AuthentiCard and Digipass.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                 December 31,      March 31,
                                                                                     2000             2001
                                                                                     ----             ----
                                                                                                  (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                  $ 13,832,645    $ 14,398,461
     Accounts receivable, net of allowance for doubtful accounts
        of $286,377 and $311,084 in 2000 and 2001, respectively                    6,486,397       3,233,053
     Inventories, net                                                              1,111,751       2,049,231
     Prepaid expenses                                                                463,094         325,500
     Deferred income taxes                                                            83,000          83,000
     Other current assets                                                            532,081         342,515
                                                                                ------------    ------------
     Total current assets                                                         22,508,968      20,431,760
Property and equipment
     Furniture and fixtures                                                        1,350,616       1,152,292
     Office equipment                                                              4,043,015       4,471,116
                                                                                ------------    ------------
                                                                                   5,393,631       5,623,408
     Accumulated depreciation                                                     (1,596,102)     (1,907,260)
                                                                                ------------    ------------
                                                                                   3,797,529       3,716,148
Goodwill and other intangibles, net of accumulated amortization of
     $3,697,456 in 2000 and $3,801,851 in 2001                                     1,438,537       3,135,613
Prepaid royalties and other assets                                                 1,568,285       1,396,492
                                                                                ------------    ------------
TOTAL ASSETS                                                                    $ 29,313,319    $ 28,680,013
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Current maturities of long-term debt                                       $    362,250    $    241,682
     Accounts payable                                                              2,790,698       2,388,424
     Deferred revenue                                                              1,950,322       1,167,851
     Accrued expenses                                                              3,098,284       3,008,411
                                                                                ------------    ------------
     Total current
     liabilities                                                                   8,201,554       6,806,368

Long-term debt                                                                     3,763,858       3,739,427

Minority interest                                                                         --          11,023

STOCKHOLDERS' EQUITY:
     Series C Convertible Preferred stock, $.01 par value - 500,000 shares
        authorized; 150,000 shares issued and outstanding in 2000 and 2001         6,780,098       7,071,094
     Common stock, $.001 par value - 75,000,000 shares authorized; 27,866,583 shares issued and outstanding in 2000 28,256,129 shares issued and
        outstanding in 2001                                                           27,867          28,257
     Additional paid-in capital                                                   36,871,200      38,647,174
     Accumulated deficit                                                         (26,035,112)    (27,073,686)
     Accumulated other comprehensive income-
        cumulative translation adjustment                                           (296,146)       (549,644)
                                                                                ------------    ------------
Total stockholders' equity                                                        17,347,907      18,123,195
                                                                                ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 29,313,319    $ 28,680,013
                                                                                ============    ============




          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three months ended March 31,
                                                        2000           2001
                                                        ----           ----


    Net revenues                                   $  5,551,927    $  7,872,725

    Cost of goods sold                                1,862,954       2,792,725
                                                   ------------    ------------

    Gross profit                                      3,688,973       5,080,000
                                                   ------------    ------------

    Operating costs:
         Sales and marketing (exclusive of
         $46,005 reported below as non-cash
         compensation)                                2,162,637       3,340,273
         Research and development                       941,605       1,380,621
         General and administrative (exclusive of
         $105,326 reported below as non-cash
         compensation)                                1,160,664       1,330,718
         Non-cash compensation                               --         151,331
                                                   ------------    ------------
           Total operating costs                      4,264,906       6,202,943
                                                   ------------    ------------

    Operating loss                                     (575,933)     (1,122,943)

    Interest income (expense), net                     (162,911)        129,973
    Other income (expense), net                         (55,470)        128,173
                                                   ------------    ------------

    Loss before income taxes                           (794,314)       (864,798)
    Provision for income taxes                           19,541         173,777
                                                   ------------    ------------

    Net loss                                       $    813,855)   $ (1,038,574)

    Preferred stock accretion                                --        (290,996)
                                                   ------------    ------------

Net loss available to common stockholders              (813,855)     (1,329,570)

    Basic and diluted net loss per share           $      (0.03)   $      (0.05)
                                                   ============    ============

    Weighted average shares outstanding              26,786,287      27,893,127
                                                   ============    ============




          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)



                                        Three months ended March 31,
                                             2000            2001
                                             ----            ----


Net loss                                $  (813,855)   $(1,038,574)

Other comprehensive loss -
    cumulative translation adjustment      (105,738)      (253,498)
                                        -----------    -----------

Comprehensive loss                      $  (919,593)   $(1,292,072)
                                        ===========    ===========




          See accompanying notes to consolidated financial statements.

                     VASCO Data Security International, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                      Three months ended March 31,
                                                                            2000           2001
                                                                            ----           ----
Cash flows from operating activities:
     Net loss                                                       $   (813,855)   $ (1,038,574)
        Adjustments to reconcile net loss to net cash provided by
           (used in) operating activities:
            Depreciation and amortization                                255,563         606,314
            Interest paid in shares of common stock                       78,750              --
            Gain on sale of fixed assets                                      --         (13,081)
            Non-cash compensation expense                                     --         151,331
           Changes in assets and liabilities, net of effects of
           acquisition:
                Accounts receivable, net                                (538,311)      3,358,711
                Inventories, net                                           8,558        (922,567)
                Prepaid expenses                                        (127,980)        137,594
                Other current assets                                      96,230         241,048
                Accounts payable                                      (1,145,231)       (498,391)
                Deferred revenue                                         205,311        (334,654)
                Customer deposits                                           --          (554,439)
                Accrued expenses                                       1,911,859        (182,302)
                                                                    ------------    ------------
Net cash  (used in) provided by operations                               (69,106)        950,990
                                                                    ------------    ------------

Cash flows from investing activities:
     Acquisition of Identikey, Ltd.                                           --         141,156
     Additions to property and equipment, net                           (183,511)       (140,495)
                                                                    ------------    ------------
Net cash  (used in) provided by investing activities                    (183,511)            661
                                                                    ------------    ------------

Cash flows from financing activities:
     Proceeds from exercise of stock options and warrants                965,109          12,662
     Proceeds from issuance of debt                                      427,975              --
     Repayment of debt                                                  (176,035)       (144,999)
                                                                    ------------    ------------
Net cash provided by (used in) financing activities                    1,217,049        (132,337)


Effect of exchange rate changes on cash                                 (105,738)       (253,498)
                                                                    ------------    ------------
Net increase (decrease) in cash                                          858,694         565,816
Cash and cash equivalents, beginning of period                         2,576,494      13,832,645
                                                                    ------------    ------------
Cash and cash equivalents, end of period                            $  3,435,188    $ 14,398,461
                                                                    ============    ============



Supplemental disclosure of cash flow information:
Interest paid                                                       $     43,999    $     48,509
Income taxes paid                                                   $      2,632    $         --
Common stock issued in connection with acquisition                  $               $  1,903,366


          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of VASCO Data Security International, Inc. and its subsidiaries (collectively, the "Company" or "VASCO") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

NOTE 2- BUSINESS COMBINATIONS

         On March 29, 2001, the Company acquired Identikey Ltd., ("Identikey"), a privately held international security software company headquartered in Brisbane, Australia, with operations in the United States, Europe and Australia. Under the terms of the purchase agreement, more than 90 percent of the outstanding capital stock of Identikey was exchanged for 366,913 shares of Company common stock, with potential additional earn-out payments made in the form of additional shares which are based on defined performance incentives as specified in the purchase agreement.

         The acquisition of Identikey Ltd. was accounted for under the purchase method of accounting, and accordingly, the acquired assets have been recorded at their estimated fair values at the date of acquisition. Goodwill related to this transaction is estimated to be $1,997,000 and is being amortized over a period of 7 years.

         The following summarized unaudited pro forma financial information for the three months ended March 31, 2001 assumes the Identikey Ltd. acquisition occurred as of January 1, 2000. No data is shown for the first three months of 2000 because operations in Identikey Ltd. commenced on May 17, 2000.

                                                  Three Months Ended
                                                        March 31,
                                                  ------------------
                                                           2000
                                                  ------------------
          Net Revenues                                $    7,863,303
          Net loss                                        (2,089,389)
          Basic and diluted net loss per share        $        (0.08)

         These amounts are based upon certain assumptions and estimates, and do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

NOTE 3- DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES

         During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities"), which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities. The adoption of this new standard did not have a material effect on our consolidated financial position, liquidity, or results of operations.


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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 2001

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements for the three months ended March 31, 2000 and 2001.

Revenues

         Revenues for the three months ended March 31, 2001 were $7,873,000, an increase of $2,321,000, or 42%, as compared to the three months ended March 31, 2000. Revenues from the Digipass product line represented about 71% of our sales while revenues from the Snareworks product line represented about 29% of our sales. This compares with 62% of revenues from Digipass products versus 38% from Snareworks products in the prior year first quarter. The change in composition of sales is due to a dramatic increase in Digipass sales in the current year. Digipass products represented $5,626,000 of total revenues in the first quarter of 2001 versus $3,435,000 in the first quarter of 2000. Geographically, 35% of revenues in the first quarter of 2001 were from the U.S. and 65% from outside the U.S., primarily Europe. In the first quarter of 2000, 42% of revenues were from the U.S. and 58% from outside the U.S., primarily Europe.

Cost of Goods Sold

         Cost of goods sold for the three months ended March 31, 2001 was $2,793,000, an increase of $930,000, or 49.9%, as compared to the three months ended March 31, 2000. The increase was due to the increase in sales as previously described.

Gross Profit

         The Company's gross profit for the three months ended March 31, 2001 was $5,080,000, an increase of $1,391,000, or 38%, as compared to the three months ended March 31, 2000. The increase in gross profit is due to higher revenues for the period. This represents a gross margin of 65%, as compared to 66% for the same period of 2000.

Sales and Marketing Expenses

         Sales and marketing expenses for the three months ended March 31, 2001 were $3,340,000, an increase of $1,178,000, or 54%, over the three months ended March 31, 2000. This increase is primarily due to headcount. At the end of this first quarter, sales and marketing headcount was 59, compared to 32 for the same period last year. Additionally, increased travel costs and development of a company-wide marketing program attributed to this variance.

Research and Development

         Research and development costs for the three months ended March 31, 2001 were $1,381,000, an increase of $439,000, or 47%, as compared to the three months ended March 31, 2000. This increase is due to growth in headcount from 24 to 38. This manpower increase is needed for the development of Snareworks products, as well as, ongoing product development work in the Digipass product line.

General and Administrative Expenses

         General and administrative expenses for the three months ended March 31, 2001 were $1,331,000, an increase of $170,000, or 15%, compared to the three months ended March 31, 2000. Headcount in the U.S. grew from 7 to 10 to support administrative activities resulting from increased sales growth. Additional rental space, increased rental charges and utilities expenses also contributed to this variance.

Interest Income, Net

         Net interest income for the three months ended March 31, 2001 was $130,000, compared to net interest expense of $163,000 for the same period in 2000. This change was due to a reduction in the debt base that resulted from a conversion of a $5,000,000 note to equity after the first quarter of 2000. Additionally, interest on invested cash balances increased from $0 in the first quarter of 2000 to $178,000 in the first quarter of 2001.

Income Taxes

         Income tax expense of $174,000 for the three months ended March 31, 2001 and $20,000 for the three months ended March 31, 2000 relates to foreign operations. The increase in income tax expense is a result of increased profitability in European operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents were $14,398,000 at March 31, 2001, which is an increase of approximately $566,000 from $13,833,000 at December 31, 2000. As of March 31, 2001, the Company had working capital of $13,625,000 compared with $14,307,000 at December 31, 2000.

         At March 31, 2001, the Company had lines of credit from European banks totaling approximately $3,400,000 of which all were used.

         Capital expenditures during the first three months of 2001 were $140,000 and consisted primarily of computer equipment and office furniture and fixtures.

         In March 29, 2001, 366,913 shares of the Company's common stock were issued to acquire 90.2247% of Identikey Ltd.

         The Company recorded an operating loss before non-cash compensation for stock options to certain officers of the Company, of $972,000 and a net loss before these options of $887,000. However, the Company had a loss before non-cash compensation, interest, taxes, depreciation and amortization of $365,000. The Company believes that its current cash balances, anticipated cash generated from operations, will be sufficient to meet its anticipated cash needs through the next twelve months.

         The Company intends to seek acquisitions of businesses, products and technologies that are complementary or additive to those of the Company. While from time to time the Company engages in discussions with respect to potential acquisitions, there can be no assurance that any such acquisitions will be made.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Company's market risk during the three month period ended March 31, 2001. For additional information, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS, NONE.

ITEM 2.  CHANGES IN SECURITIES.  NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.  NONE.

ITEM 5.  OTHER INFORMATION. NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed with this Form 10-Q or incorporated by reference as set forth below: None.

         (b)      Reports on Form 8-K

         Form 8-K has been filed by the Registrant during the quarter ended March 31, 2001. The report was filed on April 12, 2001.



                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2001.

                  VASCO Data Security International, Inc.




                  /s/  Mario R. Houthooft
                  --------------------------------------------------------------
                  Mario R. Houthooft
                  Chief Executive Officer and President



                  /s/  Dennis D. Wilson
                  --------------------------------------------------------------
                  Dennis D. Wilson
                  Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)