Form 10-Q
period 2001-06-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2001-08-13
CIK 1044777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                    Yes  X                        No
                        ---                           ---

     As of August 1, 2001, 28,260,558 shares of the Company's Common Stock, $.001 par value per share ("Common Stock"), were outstanding.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                          PAGE NO.

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets as of
          December 31, 2000 and June 30, 2001 (Unaudited)................................ 3

          Consolidated Statements of Operations (Unaudited)
          for the three and six months ended June 30, 2000 and 2001...................... 4

          Consolidated Statements of Comprehensive Loss (Unaudited)
          for the three and six months ended June 30, 2000 and 2001.......................5

          Consolidated Statements of Cash Flows (Unaudited)
          for the six months ended June 30, 2000 and 2001................................ 6

          Notes to Consolidated Financial Statements..................................... 7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.......................................................... 8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....................11


PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K...............................................12


SIGNATURES...............................................................................14



-------------------------
     This report contains the following trademarks of the Company, some of which are registered: VASCO, AccessKey, VACMan Server and VACMan/CryptaPak, AuthentiCard and Digipass.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                     VASCO DATA SECURITY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                      December 31,            June 30,
                                                                                         2000                   2001
                                                                                         ----                   ----
                                                                                       (Audited)             (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash                                                                             $ 13,832,645           $ 12,079,160
     Accounts receivable, net of allowance for doubtful accounts
        of $286,377 and $327,370 in 2000 and 2001                                        6,486,397              4,724,591
     Inventories, net                                                                    1,111,751              1,729,830
     Prepaid expenses                                                                      463,094                363,794
     Deferred income taxes                                                                  83,000                 83,000
     Other current assets                                                                  532,081                379,955
                                                                                      ------------           ------------
           Total current assets                                                         22,508,968             19,360,330
Property and equipment
     Furniture and fixtures                                                              1,350,616              1,422,162
     Office equipment                                                                    4,043,015              4,296,626
                                                                                      ------------           ------------
                                                                                         5,393,631              5,718,788
     Accumulated depreciation                                                           (1,596,102)            (2,339,903)
                                                                                      ------------           ------------
                                                                                         3,797,529              3,378,885
Goodwill, net of accumulated amortization of $3,697,456 in 2000 and
     $3,985,831  in 2001                                                                 1,438,537              2,951,633
Other assets                                                                             1,568,285              1,309,979
                                                                                      ------------           ------------
Total assets                                                                          $ 29,313,319           $ 27,000,827
                                                                                      ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                                             $    362,250           $    237,747
     Accounts payable                                                                    2,790,698              2,307,331
     Deferred revenue                                                                    1,950,322              1,209,165
     Other accrued expenses                                                              3,098,284              3,135,550
                                                                                      ------------           ------------
           Total current liabilities                                                     8,201,554              6,889,793

Long-term debt                                                                           3,763,858              3,728,367

Minority interest                                                                                -                 11,023

STOCKHOLDERS' EQUITY:
     Series C Convertible Preferred Stock, $.01 par value - 500,000 shares
        authorized;  150,000 shares issued and outstanding in 2000 and 2001              6,780,098              7,362,090
     Common stock, $.001 par value - 75,000,000 shares authorized;
        27,866,583 shares issued and outstanding in 2000
        28,260,558 shares issued and outstanding in 2001                                    27,867                 28,261
     Additional paid-in capital                                                         36,871,200             38,286,278
     Accumulated deficit                                                               (26,035,112)           (28,596,860)
     Accumulated other comprehensive income-
           cumulative translation adjustment                                              (296,146)              (708,125)
                                                                                      ------------           ------------

Total stockholders' equity                                                              17,347,907             16,371,644
                                                                                      ------------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 29,313,319           $ 27,000,827
                                                                                      ============           ============



          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                          JUNE 30,                              JUNE 30,
                                                              -------------------------------       -------------------------------
                                                                  2000               2001               2000               2001
                                                                  ----               ----               ----               ----
Net revenues                                                  $  6,460,677       $  8,034,877       $ 12,056,127       $ 15,907,602

Cost of goods sold                                               2,373,368          2,906,178          4,279,846          5,698,903
                                                              ------------       ------------       ------------       ------------
Gross profit                                                     4,087,309          5,128,699          7,776,281         10,208,699

Operating costs:
      Sales and marketing (exclusive of                          2,045,317          3,589,002          4,207,896          6,929,275
      ($27,387) and $18,617 for the three
      and six months ended June 30, 2001,
      respectively, reported below as non-
      cash compensation expense (recovery))

      Research and development                                     926,483          1,614,538          1,868,089          2,995,159

      General and administrative (exclusive of                   1,273,563          1,541,036          2,435,146          2,871,754
      ($62,703) and $42,624 for the three
      and six months ended June 30, 2001,
      respectively, reported below as non-
      cash compensation expense (recovery))
      Non-cash compensation expense (recovery)                           -            (90,090)                 -             61,241
                                                              ------------       ------------       ------------       ------------
           Total operating costs                                 4,245,363          6,654,486          8,511,131         12,857,429

Operating loss                                                    (158,054)        (1,525,787)          (734,850)        (2,648,730)

Interest income (expense), net                                     (49,822)            77,990           (212,734)           207,962
Other income (expense), net                                     (1,024,474)           (55,623)        (1,079,944)            72,550
                                                              ------------       ------------       ------------       ------------
Loss before income taxes                                        (1,232,350)        (1,503,420)        (2,027,528)        (2,368,218)
Provision for income taxes                                          17,718             19,753             37,258            193,530
                                                              ------------       ------------       ------------       ------------
Net loss                                                      $ (1,250,068)      $ (1,523,173)      $ (2,064,786)      $ (2,561,748)

Preferred stock accretion                                                -           (290,996)                 -           (581,992)
                                                              ------------       ------------       ------------       ------------
Net loss available to common shareholders                     $ (1,250,068)      $ (1,814,169)      $ (2,064,786)      $ (3,143,740)
                                                              ============       ============       ============       ============
Basic and diluted net loss per common
      share                                                   $      (0.05)      $      (0.06)      $      (0.08)      $      (0.11)
                                                              ============       ============       ============       ============
Weighted average common shares
      outstanding                                               27,268,903         28,259,387         27,030,247         28,076,257
                                                              ============       ============       ============       ============


          See accompanying notes to consolidated financial statements.

                    VASCO DATA SECURITY INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (UNAUDITED)


                                                           THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                JUNE 30,                                 JUNE 30,
                                                    --------------------------------         --------------------------------
                                                        2000                2001                 2000                2001
                                                        ----                ----                 ----                ----

 Net loss                                           $ (1,250,068)       $ (1,523,173)        $ (2,064,786)       $ (2,561,748)

 Other comprehensive loss -
       cumulative translation adjustment                 (93,738)           (158,481)            (199,476)           (411,979)
                                                    ------------        ------------         ------------        ------------
 Comprehensive loss                                 $ (1,343,806)       $ (1,681,654)        $ (2,264,262)       $ (2,973,727)
                                                    ============        ============         ============        ============


          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      Six months ended June 30,
                                                                                   ------------------------------
                                                                                        2000              2001
                                                                                        ----              ----
Cash flows from operating activities:
     Net loss                                                                      $ (2,064,786)       (2,561,748)
         Adjustments to reconcile net loss to net cash used in
            operating activities:
            Depreciation and amortization                                               504,760         1,269,318
            Interest paid in shares of common stock                                      78,750                 -
            Gain on sale of fixed assets                                                      -           (15,256)
            Offering costs                                                            1,208,731                 -
            Non-cash compensation expense                                                     -            61,241
            Changes in assets and liabilities, net of effects of acquisitions:
                Accounts receivable, net                                               (986,458)        1,867,172
                Inventories, net                                                       (132,399)         (603,166)
                Prepaid expenses                                                              -            99,300
                Other current assets                                                    217,748           183,015
                Accounts payable                                                     (1,181,927)         (579,484)
                Deferred revenue                                                        495,230          (741,157)
                Accrued expenses                                                        464,318          (161,785)
                                                                                   ------------      ------------
Net cash used in operations                                                          (1,396,033)       (1,182,550)
                                                                                   ------------      ------------
Cash flows from investing activities:
     Cash received from acquisition of Identikey, Ltd.                                        -           141,156
     Additions to property and equipment                                               (320,185)         (177,643)
                                                                                   ------------      ------------
Net cash used in investing activities                                                  (320,185)          (36,487)
                                                                                   ------------      ------------
Cash flows from financing activities:
     Proceeds from issuance of debt                                                     430,589                 -
     Repayment of debt                                                                 (377,780)         (159,994)
     Proceeds from sales of common stock                                                965,109                 -
     Payment of offering costs                                                         (215,870)                -
     Proceeds from exercise of stock options/warrants                                   221,319            32,857
                                                                                   ------------      ------------
Net cash provided by (used in) financing activities                                   1,023,367          (127,137)
Effect of exchange rate changes on cash                                                (199,476)         (407,311)
                                                                                   ------------      ------------
Net decrease in cash                                                                   (892,327)       (1,753,485)
Cash, beginning of period                                                             2,576,494        13,832,645
                                                                                   ------------      ------------
Cash, end of period                                                                $  1,684,167      $ 12,079,160
                                                                                   ============      ============

Supplemental disclosure of cash flow information:
Interest paid                                                                      $     55,105      $     97,026
Income taxes paid                                                                  $     12,660      $    120,535
Value of common stock issued in connection with acquisition                        $          -      $  1,903,366


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

NOTE 2-  BUSINESS COMBINATIONS

         On March 29, 2001, the Company acquired Identikey Ltd., ("Identikey"), a privately held international security software company headquartered in Brisbane, Australia, with operations in the United States, Europe and Australia. Under the terms of the purchase agreement, more than 90 percent of the outstanding capital stock of Identikey was exchanged for 366,913 shares of Company common stock, with potential additional earn-out payments to be made in the form of additional shares which are based on defined performance incentives as specified in the purchase agreement.

         The acquisition of Identikey Ltd. was accounted for under the purchase method of accounting, and accordingly, the acquired assets have been recorded at their estimated fair values at the date of acquisition. The allocation of the purchase price to intangible assets has not yet been completed. On a preliminary basis, all intangible assets have been included in goodwill in the accompanying consolidated balance sheet in the amount of $1,802,000 and are preliminarily being amortized over a period of 7 years.

         The following summarized unaudited pro forma financial information for the three and six months ended June 30, 2001 assumes the Identikey Ltd. acquisition occurred as of January 1, 2000.


                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                     JUNE 30,                            JUNE 30,
                                          ------------------------------      ------------------------------
                                               2000             2001              2000              2001
                                               ----             ----              ----              ----
Net revenues                              $  6,623,719      $  8,034,877      $ 12,175,646      $ 15,898,180

Net loss                                  $ (1,599,414)     $ (1,523,173)     $ (2,413,269)     $ (3,612,563)

Preferred stock accretion                            -      $   (290,996)                -      $   (581,992)

Basic and diluted net loss per common
      share                               $      (0.06)     $      (0.06)     $      (0.09)     $      (0.15)

Weighted average common shares
      outstanding                           27,635,816        28,259,387        27,397,160        28,253,598


         The amounts are based upon certain assumptions and estimates, and do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

NOTE 3 - EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") which supersedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within the scope of the SFAS 141 be accounted for using only the purchase method. SFAS 141 is required to be adopted for all business combinations initiated after June 30, 2001. Management has assessed the impact of the adoption of SFAS 141 on its consolidated financial statements and believes the impact will not be material.

         Also, in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Management is currently evaluating the impact that adoption of SFAS 142 will have on its consolidated financial statements.

NOTE 4- SUBSEQUENT EVENT

         In August 2001, the Company renegotiated the terms of its $3.4 million convertible note. The interest rate was increased from 3.25% to 6%, the maturity of the note was extended from September 30, 2002 to September 30, 2003, and the conversion terms were modified to permit conversion into the Company's common stock at $7.50 per share.


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

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 2001

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements for the three and six months ended June 30, 2000 and 2001.

Revenues

         Revenues for the three months ended June 30, 2001 were $8,035,000, an increase of $1,574,000, or 24%, as compared to the three months ended June 30, 2000. Revenues from the Digipass product line represented about 77% of our sales while revenues from the VACMAN product line represented about 23% of our sales. This compares with 70% of revenues from Digipass products versus 30% from VACMAN products in the prior year second quarter. The change in composition of sales is due to a dramatic increase in Digipass sales in the current year. Digipass products represented $6,176,000 of total revenues in the second quarter of 2001 versus $4,572,000 in the second quarter of 2000. Geographically, 23% of revenues in the second quarter of 2001 were from the U.S. and 77% from outside the U.S., primarily Europe. In the second quarter of 2000, 36% of revenues were from the U.S. and 64% from outside the U.S., primarily Europe.

         For the six months ended June 30, 2001, revenues were $15,908,000, an increase of $3,851,000, or 32%, as compared to the same period last year. Digipass sales accounted for 74% of revenues for the first half of 2001 and VACMAN products sales comprised the remaining 26%. For the same period last year, Digipass product line totaled 66% of revenues versus 34% from the VACMAN products. Sales from the U.S. represented 29% of revenues for the first six months of 2001, while 71% accounted primarily from Europe. This compares to 39% from U.S. and 61% from outside, for the same period last year.

Cost of Goods Sold

         Cost of goods sold for the three months ended June 30, 2001 was $2,906,000, an increase of $533,000, or 22%, as compared to the three months ended June 30, 2000. The increase was due to the increase in sales as previously described.

         For the six months ended June 30, 2001, cost of goods sold totaled $5,699,000, an increase of $1,419,000, or 33%, as compared to the first six months of last year.

Gross Profit

         The Company's gross profit for the three months ended June 30, 2001 was $5,129,000, an increase of $1,041,000, or 25%, as compared to the three months ended June 30, 2000. The increase in gross profit is due to higher revenues for the period. This represents a gross margin of 64%, as compared to 63% for the same period of 2000.

         Gross profit for the six months ended June 30, 2001 was $10,209,000, an increase of $2,432,000, or 31%, as compared to the six months ended June 30, 2000. This represents a gross margin of 64% versus 65% for the same period last year.

Sales and Marketing Expenses

         Sales and marketing expenses for the three months ended June 30, 2001 were $3,589,000, an increase of $1,544,000, or 75%, over the three months ended June 30, 2000. This increase is primarily due to headcount. At the end of this second quarter, sales and marketing headcount was 80, compared to 39 for the same period last year. Additionally, increased travel costs and development of a company-wide marketing program attributed to this variance.

         For the six months ended June 30, 2001, sales and marketing expenses were $6,929,000, an increase of $2,721,000, or 65% compared to 2000. The increase was mostly related to headcount increases and additional marketing programs and expenditures.


Research and Development

         Research and development costs for the three months ended June 30, 2001 were $1,615,000, an increase of $688,000, or 74%, as compared to the three months ended June 30, 2000. This increase is due to growth in headcount from 27 to 47. This manpower increase is needed for the development of VACMAN products, as well as, ongoing product development work in the Digipass product line.

         For the six months ended June 30, 2001, research and development costs totaled $2,995,000, an increase of $1,127,000, or 60%, as compared to the same period last year. An increase in headcount required for the increased product development activities contributed to this variance.

General and Administrative Expenses

         General and administrative expenses for the three months ended June 30, 2001 were $1,541,000, an increase of $267,000, or 21%, compared to the three months ended June 30, 2000. Headcount grew from 22 to 26 to support administrative activities resulting from increased sales growth.

         For the six months ended June 30, 2001, general and administrative expenses were $2,872,000, an increase of $437,000, or 18% compared to the same period last year. Personnel costs accounted for the largest part of the increase.

Interest Income, Net

         Net interest income for the three months ended June 30, 2001 was $78,000, compared to net interest expense of $50,000 for the same period in 2000. This change was due to a reduction in the debt base that resulted from a conversion of a $5,000,000 note to equity after the first quarter of 2000.

         For the six months ended June 30, 2001, net interest income was $208,000, compared to net interest expense of $213,000 for the same period last year. The Company had substantial interest income from invested cash balances during 2001 compared with the prior year.

Income Taxes

         Income tax expense of $20,000 for the three months ended June 30, 2001 and $18,000 for the three months ended June 30, 2000 relates to foreign operations. The increase in income tax expense is a result of increased profitability in European operations.

         For the six months ended June 30, 2001, income tax expense was $194,000 as compared to $37,000 for the six months ended June 30, 2000.

Net loss and earnings per share

         The net loss for the three months ended June 30, 2001 was $1,523,173 and $.06 per share compared with a net loss of $1,250,068 and $.05 per share for the same period in the prior year for the reasons described above. The net loss for the six months ended June 30, 2001 was $2,561,748 and $.11 per share compared with a net loss of $2,064,786 and $.08 per share in the same period in the prior year for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents were $12,079,000 at June 30, 2001, which is a decrease of approximately $1,753,000 from $13,833,000 at December 31, 2000. As of June 30, 2001, the Company had working capital of $12,471,000 compared with $14,307,000 at December 31, 2000.

         At June 30, 2001, the Company had lines of credit from European banks totaling approximately $3,400,000 of which all were used.

         Capital expenditures during the first six months of 2001 were $178,000 and consisted primarily of computer equipment and office furniture and fixtures.


         For the three months ended June 30, 2001, the Company recorded an operating loss before non-cash recovery for stock options to certain officers of the Company, of $1,616,000 and a net loss before these options of $1,613,000. However, the Company had a loss before non-cash recovery, interest, taxes, depreciation and amortization of $998,000.

         For the six months ended June 30, 2001, the Company recorded an operating loss before non-cash compensation for stock options of $2,587,000 and a net loss before these options of $2,501,000. The Company had a loss before non-cash compensation, interest, taxes, depreciation and amortization of $1,235,000.

         The Company believes that its current cash balances, anticipated cash generated from operations, will be sufficient to meet its anticipated cash needs through the next twelve months.

         The Company intends to seek acquisitions of businesses, products and technologies that are complementary or additive to those of the Company. While from time to time the Company engages in discussions with respect to potential acquisitions, there can be no assurance that any such acquisitions will be made. Upon the recommendation of the compensation committee, the Board of Directors approved a compensation plan providing for the payment to each of the five executive officers of the Company, an amount equal to 2.99 times each such officers' annualized compensation in the event of a transaction that results in a change in control of the majority of the outstanding stock of the Company. The program would result in payments of approximately $3,300,000 in the event of such a transaction.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Company's market risk during the six month period ended June 30, 2001. For additional information, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. None.

ITEM 2.  CHANGES IN SECURITIES.  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

On June 12, 2001 the Annual Meeting of Stockholders was held at the offices of VASCO Data Security International, Inc. at 1901 S. Myers Road, Oakbrook Terrace, IL 60181. The number of shares outstanding at the record date and eligible to vote at the meeting was 28,255,459, of which 21,390,432 shares were represented in person or by proxy. Two items were voted upon by the shareholders:
         1) The following 7 Directors were elected to the Board by an affirmative vote of 21,370,814 shares:
               T. Kendall Hunt
               Michael P. Cullinane
               Christian Dumolin
               Mario R. Houthooft
               Forrest D. Laidley
               Chris Lebeer
               Michael A. Mulshine
         2) KPMG LLP was ratified as the Company's independent auditors for the fiscal year ending December 31, 2001, by an affirmative vote of 21,145,620 shares.

ITEM 5.  OTHER INFORMATION. None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following exhibits are filed with this Form 10-Q or incorporated by reference as set forth below:
               Exhibit 10.48 Change of Control Compensation Plan

         (b)   Reports on Form 8-K

         FORM 8-K HAS BEEN FILED BY THE REGISTRANT DURING THE QUARTER ENDED MARCH 31, 2001. THE REPORT WAS FILED ON APRIL 12, 2001:

         ACQUISITION OR DISPOSITION OF ASSETS.

                  On March 29, 2001, VASCO Data Security, Inc. ("Subsidiary"), a wholly-owned subsidiary of VASCO Data Security International, Inc. ("VASCO"), acquired more than 90 percent of the outstanding capital stock of Identikey Limited ("Identikey"), pursuant to the terms of a Share Purchase Agreement (the "Purchase Agreement") between Subsidiary, VASCO, Identikey and certain shareholders of Identikey (the "Shareholders").

                  Under the terms of the Purchase Agreement, which is filed herewith as Exhibit 2.1 and is incorporated herein by reference, Subsidiary purchased 100,500,000 shares of Identikey's capital stock from the Shareholders in exchange for an aggregate of 366,903 shares of VASCO's common stock (the "Common Stock"). The Shareholders are also eligible to receive a contingent earn out payment in the form of Common Stock as specified in the Purchase Agreement.

                  The transaction will be accounted for utilizing the purchase method and is intended to qualify, for federal income tax purposes, as a tax-free reorganization.

                  VASCO issued a press release announcing the transaction on April 4, 2001, which is filed herewith as Exhibit 2.2 and is incorporated herein by reference.

         FORM 8-K/A WAS FILED ON JUNE 12, 2001:

         Financial Statements, Pro Forma Financial Information and Exhibits

         (a) Financial Statements of Identikey Limited (DENOMINATED IN AUSTRALIAN DOLLARS):

              Report of Independent Accountants, as of and for the year ended June 30, 2000

              Profit and Loss Statement for the year ended June 30, 2000

              Balance Sheet at June 30, 2000

              Statement of  Cash Flows for the year ended June 30, 2000

              Notes to Financial Statements

         (b)  Unaudited Pro Forma Financial Information:

              Condensed Consolidated Pro Forma Balance Sheet as of December 31, 2000

              Notes to Pro Forma Financial Statements

         (c)  Exhibits:

         2.1 Share Purchase Agreement dated March 29, 2001, by and among VASCO Data Security, Inc., Identikey Limited and certain shareholders of Identikey Limited.*

         2.1 Press release of VASCO Data Security International, Inc. dated April 4, 2001*

         2.2  Consent of Ernst & Young



         --------------

         * Previously filed (incorporated by reference to the Form 8-K dated March 29, 2001, and filed on April 12, 2001).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2001.

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