Form 10-Q
period 2001-09-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2001-11-13
CIK 1044777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       or

[ ] TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE  ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO _________

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

                           Yes  [X]         No [ ]

         As of October 31, 2001, 28,260,558 shares of the Company's Common Stock, $.001 par value per share ("Common Stock"), were outstanding.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                                                 PAGE NO.


Item 1.      Consolidated Financial Statements:

             Consolidated Balance Sheets as of
             December 31, 2000 and September 30, 2001 (Unaudited)................................................. 3

             Consolidated Statements of Operations (Unaudited)
             for the three and nine months ended September 30, 2000 and 2001...................................... 4

             Consolidated Statements of Comprehensive Loss (Unaudited)
             for the three and nine months ended September 30, 2000 and 2001.......................................5

             Consolidated Statements of Cash Flows (Unaudited)
             for the nine months ended September 30, 2000 and 2001................................................ 6

             Notes to Consolidated Financial Statements........................................................... 7

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations................................................................................ 8

Item 3.      Quantitative and Qualitative Disclosures about Market Risk........................................... 12


PART II. OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K..................................................................... 12


SIGNATURES........................................................................................................ 13











--------
                  This report contains the following trademarks of the Company, some of which are registered: VASCO, AccessKey, VACMan Server and VACMan/CryptaPak, AuthentiCard and Digipass.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                     VASCO DATA SECURITY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               December 31,    September 30,
                                                                                   2000             2001
                                                                                   ----             ----
                                                                                (Audited)       (Unaudited)

ASSETS
CURRENT ASSETS:
     Cash                                                                     $ 13,832,645    $  7,836,359
     Accounts receivable, net of allowance for doubtful accounts
        of $286,377 and $414,866 in 2000 and 2001                                6,486,397       4,062,612
     Inventories, net                                                            1,111,751       2,239,583
     Prepaid expenses                                                              463,094         394,024
     Deferred income taxes                                                          83,000          83,000
     Other current assets                                                          532,081         864,110
                                                                              ------------    ------------
           Total current assets                                                 22,508,968      15,479,688
Property and equipment
     Furniture and fixtures                                                      1,350,616       1,760,545
     Office equipment                                                            4,043,015       4,571,480
                                                                              ------------    ------------
                                                                                 5,393,631       6,332,025
     Accumulated depreciation                                                   (1,596,102)     (2,852,604)
                                                                              ------------    ------------
                                                                                 3,797,529       3,479,421
Goodwill, net of accumulated amortization of $3,697,456 in 2000 and
   $4,182,512 in 2001                                                            1,438,537       2,850,536
Other assets                                                                     1,568,285       1,155,204
                                                                              ------------    ------------
Total assets                                                                  $ 29,313,319    $ 22,964,850
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                                     $    362,250    $    124,804
     Accounts payable                                                            2,790,698       2,497,789
     Deferred revenue                                                            1,950,322       1,483,938
     Other accrued expenses                                                      3,098,284       2,236,985
                                                                              ------------    ------------
           Total current liabilities                                             8,201,554       6,343,516

Long-term debt, less current maturities                                          3,763,858       3,752,208

Minority interest                                                                     --            11,023

STOCKHOLDERS' EQUITY:
     Series C Convertible Preferred Stock, $.01 par value - 500,000 shares
        authorized;  150,000 shares issued and outstanding in 2000 and 2001      6,780,098       7,653,086
     Common stock, $.001 par value - 75,000,000 shares authorized;
        27,866,583 shares issued and outstanding in 2000
        28,260,558 shares issued and outstanding in 2001                            27,867          28,261
     Additional paid-in capital                                                 36,871,200      37,806,231
     Accumulated deficit                                                       (26,035,112)    (32,176,394)
     Accumulated other comprehensive income (loss) -
        cumulative translation adjustment                                         (296,146)       (453,081)
                                                                              ------------    ------------

Total stockholders' equity                                                      17,347,907      12,858,103
                                                                              ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 29,313,319    $ 22,964,850
                                                                              ============    ============

       See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                        SEPTEMBER 30                     SEPTEMBER 30
                                                 ----------------------------    ----------------------------
                                                      2000            2001           2000            2001
                                                      ----            ----           ----            ----
Net revenues                                     $  5,669,766    $  4,788,409    $ 17,746,210    $ 20,696,011

Cost of goods sold                                  2,314,997       2,348,403       6,551,320       8,047,306
                                                 ------------    ------------    ------------    ------------

Gross profit                                        3,354,769       2,440,006      11,194,890      12,648,705

Operating costs:
      Sales and marketing (exclusive of             2,493,742       3,651,467       6,701,638      10,580,742
      ($57,471) and ($38,854) for the three
      and nine months ended September 30,
      2001, respectively, reported below as
      non-cash compensation (recovery))

      Research and development                      1,074,970       1,453,677       2,972,396       4,448,836

      General and administrative (exclusive of      1,458,845       1,547,798       3,893,991       4,419,552
      ($131,580) and ($88,956) for the three
      and nine months ended September 30,
      2001, respectively, reported below as
      non-cash compensation (recovery))

      Non-cash compensation (recovery)                671,668        (189,051)        671,668        (127,810)
                                                 ------------    ------------    ------------    ------------
           Total operating costs                    5,699,225       6,463,891      14,239,693      19,321,320

Operating income (loss)                            (2,344,456)     (4,023,885)     (3,044,803)     (6,672,615)

Interest income (expense), net                        (63,000)        558,002        (275,764)        765,964
Other income (expense), net                           160,942          61,982        (919,002)        134,532
                                                 ------------    ------------    ------------    ------------

Income (loss) before income taxes                  (2,246,514)     (3,403,901)     (4,239,569)     (5,772,119)
Provision (benefit) for income taxes                   55,908         175,633          73,167         369,163
                                                 ------------    ------------    ------------    ------------

Net loss                                         $ (2,302,422)   $ (3,579,534)   $ (4,312,736)   $ (6,141,282)

Preferred stock accretion                            (290,996)       (290,996)       (290,996)       (872,988)
                                                 ------------    ------------    ------------    ------------

Net loss available to common shareholders        $ (2,593,418)   $ (3,870,530)   $ (4,603,732)   $ (7,014,270)
                                                 ============    ============    ============    ============

Basic and diluted net loss per common
      share                                      $      (0.09)   $      (0.14)   $      (0.17)   $      (0.25)
                                                 ============    ============    ============    ============

Weighted average common shares
      outstanding                                  27,477,514      28,260,558      27,180,606      28,137,691
                                                 ============    ============    ============    ============


          See accompanying notes to consolidated financial statements.

                    VASCO DATA SECURITY INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (UNAUDITED)


                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   SEPTEMBER 30                  SEPTEMBER 30
                                                ------------------            -----------------
                                              2000            2001           2000          2001
                                              ----            ----           ----          ----

Net loss                                  $(2,303,422)   $(3,579,534)   $(4,312,736)   $(6,141,282)

Other comprehensive income (loss) -
      cumulative translation adjustment      (343,083)       255,044       (542,559)      (156,935)
                                          -----------    -----------    -----------    -----------

Comprehensive income (loss)               $(2,645,505)   $(3,324,490)   $(4,855,295)   $(6,298,217)
                                          ===========    ===========    ===========    ===========



          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                Nine months ended September 30,
                                                                                -------------------------------
                                                                                      2000             2001
Cash flows from operating activities:
     Net loss                                                                    $ (4,312,736)     (6,141,282)
         Adjustments to reconcile net loss to net cash used in
            operating activities:
            Depreciation and amortization                                             840,142       2,114,260
            Interest paid in shares of common stock                                    78,750               -
            Non-cash compensation expense (recovery)                                  671,668        (127,810)
            Changes in assets and liabilities, net of effects of acquisitions:
                Accounts receivable, net                                             (208,417)      2,529,151
                Inventories, net                                                        5,150      (1,112,919)
                Prepaid expenses                                                            -          69,070
                Other current assets                                                  263,094        (270,700)
                Accounts payable                                                     (740,160)       (389,026)
                Deferred revenue                                                      199,941        (466,384)
                Accrued expenses                                                      152,601      (1,060,350)
                                                                                 ------------    ------------
Net cash used in operations                                                        (3,049,967)     (4,855,990)
                                                                                 ------------    ------------
Cash flows from investing activities:
     Acquisition of Identikey, Ltd.                                                         -         141,156
     Other assets                                                                      (5,273)        (95,427)
     Additions to property and equipment                                             (472,114)       (817,519)
                                                                                 ------------    ------------
Net cash used in by investing activities                                             (477,387)       (771,790)
                                                                                 ------------    ------------

Cash flows from financing activities:
     Proceeds from issuance of debt                                                   412,749               -
     Issuance of Series C Convertible Preferred Stock                              15,000,000               -
     Repayment of debt                                                               (539,404)       (249,096)
     Proceeds from exercise of stock options/warrants                               1,607,427          32,857
                                                                                 ------------    ------------
Net cash provided by (used in) financing activities                                16,480,772        (216,239)
Effect of exchange rate changes on cash                                              (542,559)       (152,267)
                                                                                 ------------    ------------

Net increase (decrease) in cash                                                    12,410,859      (5,996,286)
Cash, beginning of period                                                           2,576,494      13,832,645
                                                                                 ------------    ------------
Cash, end of period                                                              $ 14,987,353    $  7,836,359
                                                                                 ============    ============


Supplemental disclosure of cash flow information:
Interest paid                                                                    $    188,826    $    211,856
Income taxes paid                                                                $     19,166    $    120,535
Common stock issued in connection with acquisition                               $          -    $  1,903,366

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

         The acquisition of Identikey Ltd. was accounted for under the purchase method of accounting, and accordingly, the acquired assets have been recorded at their estimated fair values at the date of acquisition. The allocation of the purchase price to intangible assets has not yet been completed. On a preliminary basis, all intangible assets have been included in goodwill in the accompanying consolidated balance sheet in the amount of $1,897,000 and are preliminarily being amortized over a period of 7 years.

         The following summarized unaudited pro forma financial information for the three and nine months ended September 30, 2001 assumes the Identikey Ltd. acquisition occurred as of January 1, 2000.


                                             Three months ended              Nine months ended
                                                September 30,                  September 30,
                                        ----------------------------   -----------------------------
                                             2000            2001           2000            2001
                                             ----            ----           ----            ----

Net revenues                            $  5,886,484    $  4,797,831    $ 18, 082,447   $ 20,696,011

Net loss                                $ (3,045,967)   $ (3,579,534)   $ (5,404,764)   $ (7,192,097)

Preferred stock accretion                          -    $   (290,996)              -    $   (872,988)

Basic and diluted net loss per common
      share                             $      (0.11)   $      (0.14)   $      (0.20)   $      (0.29)

Weighted average common shares
      outstanding                         27,844,427      28,260,558      27,547,519      28,255,918


         In accordance with SFAS No. 142, beginning January 1, 2002, intangible assets and goodwill with indefinite lives will no longer be amortized. Including the aforementioned goodwill of $1.9 million, the Company has $2.9 million of goodwill which will no longer be subject to amortization effective January 1, 2002.

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

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS must be applied starting with fiscal years beginning after June 15, 2002. Management is currently evaluating the impact that the adoption of SFAS 143 will have on the consolidated financial statements.

         SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption of SFAS No. 144 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time.


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

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 2001

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements for the three and nine months ended September 30, 2000 and 2001.

Revenues

         Revenues for the three months ended September 30, 2001 were $4,788,000, a decrease of $881,000, or 16%, as compared to the three months ended September 30, 2000. Lower demand of Digipass and Vacman products, particularly in the U.S., contributed to this decline. Revenues from the Digipass product line represented about 87% of our sales while revenues from the VACMAN product line represented about 13% of our sales. This compares with 85% of revenues from Digipass products versus 15% from VACMAN products in the prior year third quarter. Digipass products represented $4,173,000 of total revenues in the third quarter of 2001 versus $4,795,000 in the same period last year. Geographically, 12% of revenues in the third quarter of 2001 were from the U.S. and 88% from outside the U.S., primarily Europe. In the third quarter of 2000, 29% of revenues were from the U.S. and 71% from outside the U.S., primarily Europe.

         For the nine months ended September 30, 2001, revenues were $20,696,000, an increase of $2,950,000, or 17%, as compared to the same period last year. Digipass sales accounted for 77% of revenues for the first three quarters of 2001 and VACMAN products sales comprised the remaining 23%. For the same period last year, Digipass product line totaled 72% of revenues versus 28% from the VACMAN products. Sales from the U.S. represented 25% of revenues for the first nine months of 2001, while 75% accounted primarily from Europe. This compares to 35% from U.S. and 65% from outside, for the same period last year.

Cost of Goods Sold

         Cost of goods sold for the three months ended September 30, 2001 was $2,348,000, an increase of $33,000, or 1%, as compared to the three months ended September 30, 2000.

         For the nine months ended September 30, 2001, cost of goods sold totaled $8,047,000, an increase of $1,496,000, or 23%, as compared to the first nine months of last year.

Gross Profit

         The Company's gross profit for the three months ended September 30, 2001 was $2,440,000, a decrease of $915,000, or 27%, as compared to the three months ended September 30, 2000. The decrease in gross profit is due to lower revenue and sales mix. Gross margin in the third quarter of 2001 is 51%, compared to 59% for the same period in 2000. The decline in gross margin is due to product mix and the higher volume sales of lower margin products for the third quarter of 2001.

         Gross profit for the nine months ended September 30, 2001 was $12,649,000, an increase of $1,454,000, or 13%, as compared to the nine months ended September 30, 2000. This represents a gross margin of 61% versus 63% for the same period last year. The decline in gross margin is a result of change in product mix.

Sales and Marketing Expenses

         Sales and marketing expenses for the three months ended September 30, 2001 were $3,651,000, an increase of $1,158,000, or 46%, over the three months ended September 30, 2000. This increase is primarily due to headcount. At the end of this third quarter, sales and marketing headcount was 82, compared to 56 for the same period last year. Additionally, increased travel costs and development of a company-wide marketing program attributed to this variance.

         For the nine months ended September 30, 2001, sales and marketing expenses were $10,581,000, an increase of $3,879,000, or 58% compared to 2000. The increase was mostly related to headcount increases and additional marketing programs and expenditures.

Research and Development

         Research and development costs for the three months ended September 30, 2001 were $1,454,000, an increase of $379,000, or 35%, as compared to the three months ended September 30, 2000. This increase is due to growth in headcount from 26 to 45. This manpower increase is needed for the development of VACMAN products, as well as, ongoing product development work in the Digipass product line.

         For the nine months ended September 30, 2001, research and development costs totaled $4,449,000, an increase of $1,476,000, or 50%, as compared to the same period last year. An increase in headcount required for the increased product development activities contributed to this variance.

General and Administrative Expenses

         General and administrative expenses for the three months ended September 30, 2001 were $1,548,000, an increase of $89,000, or 6%, compared to the three months ended September 30, 2000. Headcount remained constant at 26 compared to last year.

         For the nine months ended September 30, 2001, general and administrative expenses were $4,420,000, an increase of $526,000, or 13% compared to the same period last year. Increased payroll costs and legal and accounting expenses attributed to this variance.

Non-cash Compensation (Recovery)

         For the three and nine months ended September 30, 2001, the differences in non-cash compensation expense (recovery) were due to fluctuations in the prices of the Company's common stock. This charge (recovery) was attributed to stock options issued to officers of the Company who are located outside the U.S. and whose services are rendered under consulting agreements.

Interest Income (Expense), Net

         Net interest income for the three months ended September 30, 2001 was $558,000, compared to net interest expense of $63,000 for the same period in 2000. This change was due to a reversal of interest amounting to $568,000 accrued in 2000 associated with the restructuring of the Company's long-term debt.

         For the nine months ended September 30, 2001, net interest income was $766,000, compared to net interest expense of $276,000 for the same period last year.

Income Taxes

         Income tax expense of $176,000 for the three months ended September 30, 2001 and $56,000 for the three months ended September 30, 2000 relates to foreign operations, which were profitable.

         For the nine months ended September 30, 2001, income tax expense was $369,000 as compared to $73,000 for the nine months ended September 30, 2000. Income tax expense for the nine-month period is entirely from foreign operations.

Net loss and earnings per share

         The net loss for the three months ended September 30, 2001 was $3,580,000 and $.14 net loss per common share compared with a net loss of $2,302,000 and $.09 net loss per common share for the same period in the prior year. The net loss for the nine months ended September 30, 2001 was $6,141,000 and $.25 net loss per common share compared with a net loss of $4,313,000 and $.17 net loss per common share in the same period in the prior year for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents were $7,836,000 at September 30, 2001, which is a decrease of approximately $5,996,000 from $13,833,000 at December 31, 2000. As of September 30, 2001, the Company had working capital of $9,136,000 compared with $14,307,000 at December 31, 2000.

         At September 30, 2001, the Company had lines of credit from European banks totaling approximately $3,400,000 of which all were used.

         Capital expenditures during the first nine months of 2001 were $818,000 and consisted primarily of computer equipment and office furniture and fixtures.

         For the three months ended September 30, 2001, the Company recorded an operating loss before non-cash recovery for stock options to certain officers of the Company, of $4,213,000 and a net loss before these options of $3,769,000. However, the Company had a loss before non-cash recovery, interest, taxes, depreciation and amortization of $3,306,000.

         For the nine months ended September 30, 2001, the Company recorded an operating loss before non-cash compensation for stock options of $6,800,000 and a net loss before these options of $6,269,000. The Company had a loss before non-cash compensation, interest, taxes, depreciation and amortization of $4,552,000.

         The Company believes that its current cash balances and anticipated cash generated from operations, will be sufficient to meet its anticipated cash needs through the next twelve months. In October of 2001, the Company announced a significant restructuring of its operations to reduce costs and re-focus its business activities. The Company announced headcount reductions of approximately 40% of its worldwide workforce, consolidation of its research and development centers, and reductions in administrative expenses in the United States. The Company expects a related fourth quarter 2001 restructuring charge.

         The Company intends to seek acquisitions of businesses, products and technologies that are complementary or additive to those of the Company. While from time to time the Company engages in discussions with respect to potential acquisitions, there can be no assurance that any such acquisitions will be made.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Company's market risk during the nine-month period ended September 30, 2001. For additional information, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS. None.

ITEM 2.  CHANGES IN SECURITIES.  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

ITEM 5.  OTHER INFORMATION. None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following exhibits are filed with this Form 10-Q or incorporated by reference as set forth below: None.

         (b)  Reports on Form 8-K

         FORM 8-K HAS BEEN FILED BY THE REGISTRANT DURING THE QUARTER ENDED SEPTEMBER 30, 2001. THE REPORT WAS FILED ON AUGUST 9, 2001:

         OTHER EVENTS.

              The Registrant issued a press release dated August 9, 2001, announcing that it had signed an agreement with Artesia Bank, Brussels, Belgium, to revise the terms of the Registrant's outstanding $3.4 million convertible loan with Artesia. Under its revised terms, the loan will now be convertible into shares of VASCO common stock at the fixed conversion rate of $7.50 per share rather than a floating rate based on the market price of the VASCO common stock. The maturity date of the convertible loan is September 30, 2003, and the interest rate is 6%.

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

                                         VASCO Data Security International, Inc.



                                         /s/  Mario R. Houthooft
                                         ---------------------------------------
                                         Mario R. Houthooft
                                         Chief Executive Officer and President



                                         /s/  Dennis D. Wilson
                                         ---------------------------------------
                                         Dennis D. Wilson
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)