Form 10-K
period 2001-12-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2002-03-28
CIK 1044777

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 000-24389
                             ---------------------
                    VASCO DATA SECURITY INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                    DELAWARE                                        36-4169320
        (State or Other Jurisdiction of                 (IRS Employer Identification No.)
         Incorporation or Organization)

       1901 SOUTH MEYERS ROAD, SUITE 210                              60181
           OAKBROOK TERRACE, ILLINOIS                               (Zip Code)
    (Address of Principal Executive Offices)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 13, 2002, 28,263,058 shares of the Company's Common Stock, $.001 par value per share ("Common Stock"), were outstanding. On that date, the aggregate market value of voting and non-voting common equity (based upon the last sale price of the Common Stock as reported on Nasdaq on March 13, 2002) held by non-affiliates of the registrant was $34,087,818 at $2.99 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 16, 2002 are to be incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

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

---------------
     This report contains the following trademarks of the Company, some of which are registered: VASCO, AccessKey, VACMan Server and VACMan/CryptaPak, AuthentiCard and Digipass.

NARRATIVE DESCRIPTION OF THE BUSINESS

  General

     We design, develop, market and support security products and services which manage and secure access to computer systems of corporate and governmental clients. Additionally, we enable secure financial transactions made over private enterprise networks and public networks, such as the Internet. We believe that our software and hardware products provide organizations with strong, flexible, and effective Internet and enterprise security solutions and they compete favorably against those of our competitors. Our Digipass product line provides greater flexibility and a more affordable means than competing products of authenticating to any network, including the Internet. The Digipass family of user authentication devices, all of which incorporate an electronic digital signature capability to guarantee the integrity of electronic transactions and data transmissions, are commonly referred to as security tokens. The VACMAN product line incorporates a range of strong authentication utilities and solutions designed to allow organizations to add Digipass strong authentication into their existing networks and applications.

     Our security solutions are sold worldwide through our direct sales force, as well as through distributors, resellers and systems integrators. We currently have approximately 500 customers in more than 50 countries. Representative customers of our products include Rabobank Nederland, ABN AMRO Bank, Eterra Norway, ING Bank, John Hancock, Fortis Bank, Liberty Mutual, Allmerica Financial Services and the U.S. Government.

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

     - What you know (the PIN code to activate the Digipass); and

     - Who you are (biometrics).

     The Digipass family is currently based on the first two factors. We are developing new technology to incorporate the third factor into the Digipass. Using the Digipass system, in order to enter a remote system or to digitally sign data one needs:

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

     Digipasses calculate dynamic passwords, also known as one-time passwords to authenticate users on a computer network and for a variety of other applications. There are several versions of the Digipass, the DP Desk 3000, DP Pro 200, DP Go 1, 250, 300, 550, 600, 700, 800 and 850, each of which has its own distinct characteristics depending on the platform that they use and the functions they perform. However, the Digipass family is designed to work together and customers can switch their users' devices without requiring any changes to the customers' existing infrastructure. In addition, these devices can be used to calculate digital signatures, also known as electronic signatures or message authentication codes, to protect electronic transactions and guarantee the integrity of the contents of these transactions.

     In addition, Digipass Desk 3000 is designed to operate on non-VASCO platforms such as a desktop PC or laptop. With the DP Pro 200, Digipass technology is brought to personal digital assistants (PDA) while the DP Go 1 does the same for the mobile phones.

     Digipass 800 and 850 combine the benefits of both traditional password tokens (authentication and digital signatures) like Digipass 300 with smartcard readers. They both bring portability to smart cards and allow secure time-based algorithms.

     A VASCO-secured system has the features needed to secure both today and tomorrow's IT resources.

DIGIPASS AT WORK

                   [GRAPHIC: DIGIPASS INITIALIZATION PROCESS]

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

     The files on the floppy disks will be used to read all the necessary secrets and other data from the delivered Digipasses into a database. Then the application owner will assign those Digipass secrets to the end-users. This assignment is based on the serial number of the Digipass and the identity of the end-user. The Digipass is then shipped to the end-user together with a manual and the protected PIN-code on a secure PIN-mailer is sent by a separate shipment.

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

  VACMAN Product Line

     The VACMAN Product line incorporates a range of strong authentication utilities and solutions designed to allow organizations to add Digipass strong authentication into their existing networks and applications.

     Designed to provide the greatest flexibility, while not compromising on functionality or security, VACMAN solutions are able to integrate with most popular hardware and software. Once integrated the VACMAN components become largely transparent to the users minimizing rollout and support issues.

  VACMAN Controller

     Designed by specialists in "system entry" security, VACMAN Controller makes it easy to administer a high level of access control. You simply add a field to your existing user database, describing the unique Digipass token assigned to the user. VACMAN Controller takes it from there, automatically authenticating the logon request using the security sequence you specify, whether it's a one-time password using either Response-Only or a Challenge/Response authentication scheme or an electronic signature.

     VACMAN Controller gives you the freedom to provide secure remote access to virtually any type of application. VACMAN Controller is a library requiring only a couple of days to implement in most systems and supports all Digipass functionality. Once linked to an application, VACMAN Controller automatically handles login requests from any users you've authorized to have a Digipass token.

  VACMAN RADIUS Middleware

     VACMAN RADIUS Middleware brings strong user authentication to existing RADIUS based environments, while seamlessly integrating with other current infrastructure technology. Many companies already use RADIUS servers and/or firewalls to provide a way to centrally manage all remote connections to the corporate IT infrastructure. VACMAN RADIUS Middleware allows administrators to positively identify remote users before granting remote access to sensitive corporate data and applications.

     Logically VACMAN RADIUS Middleware is installed between the RADIUS client (NAS, RAS or firewall) and the existing RADIUS server or servers. Once installed VACMAN RADIUS Middleware functions transparently, adding strong, two factor, authentication without otherwise affecting the operation of the server or other network components.

     With a range of automated administration features such as Dynamic User Registration, automatic assignment of Digipass devices and the ability to bulk manage users, VACMAN RADIUS Middleware provides transparent strong authentication without adding significantly to the administration load.

  VACMAN Server

     VACMAN Server is an integrated, cross platform solution that uses industry and international standards to provide strong two factor authentication, access control and audit for remote, local and web-based users. It includes full support for RADIUS, LAN and Web-based access solutions.

     VACMAN Server has three access control modules that are available for individual or integrated use. Strong authentication is achieved for server based access control and management on an anywhere, anyhow, anytime basis. System access can be achieved independently via each module (i.e., specific to a functional task) or in concert with each other, making efficient use of common user authentication administration.

     VACMAN Server provides a number of centralized services that are common to all authentication solutions including secure, web-based administration allowing administrators the option to administer either locally or remotely, customizable reporting, delegation of administrative tasks on an organizational basis or by function, full session monitoring and a full redundancy option for the authentication server and database.

                      [VACMAN SERVER FOR RADIUS GRAPHIC]

     RADIUS based solutions have generally relied on static user name and passwords for authentication. Static passwords offer a potential weakness as they can be trapped, guessed or forced to gain access to an otherwise secure network. The VACMAN Server for RADIUS (VSR) removes this potential weakness by adding support for One Time Passwords (OTP) for secure, two factor authentication using Vasco's Digipass technology. OTP's ensure that all users are strongly authenticated with information that cannot be re-used or guessed, eliminating the most common means of defeating security systems.

     VACMAN Server for RADIUS compliments an organization's existing security infrastructure by ensuring that only users who have been strongly authenticated are granted access to the network. The ability to support industry standards and run on existing operating systems and hardware platforms provides the flexibility to support any existing security solution adding value to an organization's existing investment in people and equipment.

                     [VACMAN SERVER FOR NETWORKS GRAPHIC]

     Combining strong user authentication and audit for LAN and RADIUS into a single strong authentication solution, VACMAN Server for Networks provides the same authentication solution to users regardless of how they access the network and network resources.

     VACMAN Server for Networks has been designed to integrate seamlessly within existing Windows NT and Windows 2000 based LAN solutions and can generally function with existing client side network components. The ability to reuse existing client side network access components provides an organization with the option of implementing a staged rollout where user numbers are high or users are scattered around different geographic locations. This also reduces support and administrative loads as the user only sees minor changes to the logon process.

                       [VACMAN SERVER FOR WEB GRAPHIC]

     Combining user authentication, authorization and audit into a single strong authentication solution, VACMAN Server for Web extends established AAA principles to web based access and also supports the use of One Time Passwords
(OTP) for true, Digipass two factor strong authentication. VACMAN Server for Web controls user access to individual resources within the protected web site allowing an organization to finely control what information is accessed, not only by who, but also when.

     With VACMAN Server for Web installed, OTP's can be used to provide secure access to remote users, through the organization's existing web servers and firewalls. Once remote access is allowed and corporate processes can be accessed, additional authentication may be required to validate any transactions undertaken. VACMAN Server for Web fully supports Digipass electronic signatures providing non-repudiation for any electronic transaction.

                        [VACMAN SERVER CORPORATE LOGO]

     VACMAN Server Corporate combines all VACMAN Server modules (RADIUS, LAN and
Web) into a single strong authentication solution for the entire organization. VACMAN Server Corporate has been designed to integrate seamlessly within existing access solutions to the network and can generally function with existing client side network components. The ability to reuse existing client side network access components provides an organization with the option of implementing a staged rollout where user numbers are high or users are scattered around different geographic locations. This also reduces support and administrative loads as the user only sees minor changes to the logon process. With the ability to support multiple domains and web servers, a single VACMAN Server Corporate implementation can secure access to the entire network regardless of the location of the protected entry points.

     VACMAN Server Corporate supports an optional API that allows the administrator to provide authentication services, manage users and their rights and integrate VACMAN Server Corporate into existing security and user management solutions via a consistent, secure programmatic interface, significantly reducing the management overheads.

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

RESEARCH AND DEVELOPMENT

     Our research and development efforts historically have been, and will continue to be, concentrated on product enhancement, new technology development and related new product introductions. We employ 20 full-time engineers and, from time to time also engage independent engineering firms to conduct non-strategic research and development efforts on our behalf. For the fiscal years ended December 31, 1999, 2000 and 2001, we expended $3,587,000, $4,369,000 and $4,981,000, respectively, on research and development, representing approximately 18%, 15% and 19% of consolidated revenues for 1999, 2000 and 2001, respectively.

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

PRODUCTION

     Our security hardware products are manufactured by third parties pursuant to purchase orders that we issue. Our hardware products are made primarily from commercially available electronic components which are purchased globally. Our software products are produced either in-house or by several outside sources in North America, Australia and Europe.

     The security tokens utilize commercially available programmable microprocessors, or chips. We use two microprocessors, made by Samsung and Epson, for the various hardware products we produce. The Samsung microprocessors are purchased from Samsung Semiconductor in France, and the Epson microprocessors are purchased from Alcom Electronics NV/SA, also located in Belgium. The microprocessors are the only components of our security tokens that are not commodity items readily available on the open market. While there is an inherent risk associated with each supplier of microprocessors, we believe having two sources reduces the overall risk to a commercially acceptable level.

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

COMPETITION

     The market for computer and network security solutions is very competitive and, like most technology-driven markets, is subject to rapid change and constantly evolving products and services. For both Digipass and VACMAN products, our main competitor is RSA Security, Inc.. There are many other companies such as Computer Associates International, Inc., Symantec, Inc., ActivCard and Entegrity Solutions, Inc. which offer hardware, software and services that range from simple locking mechanisms to sophisticated encryption technologies. We believe that competition in this market is likely to intensify as a result of increasing demand for security products.

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

SALES AND MARKETING

     Our security solutions are sold through our direct sales force, as well as through distributors, resellers and systems integrators. A sales staff of 52 coordinates our sales through both our sales channels and these strategic partners' sales channels and makes direct sales calls either alone or with sales personnel of vendors of computer systems. Our sales staff also provides product education seminars to sales and technical personnel of vendors and distributors with whom we have working relationships and to potential end-users of our products.

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

CUSTOMERS AND MARKETS

     Customers for our products include some of the world's most recognized names:

BANKING/FINANCIAL SERVICES            EDUCATION                      OTHER
--------------------------            ---------                      -----
Rabobank Nederland           University of Groningen      U.S. Department of Defense
ABN Amro Bank                Duke University              Telindus Belgium
SNS Bank                                                  Southern California Edison
ING Bank                                                  Eterra Norway
John Hancock
Allmerica
Fortis Bank

     Below is a breakdown of revenues by product line:

                                                   1999          2000          2001
                                                -----------   -----------   -----------
Digipass......................................  $15,927,000   $20,300,000   $21,543,000
VACMAN........................................    3,470,000     7,766,000     5,184,000
                                                -----------   -----------   -----------
     Total....................................  $19,397,000   $28,066,000   $26,727,000
                                                ===========   ===========   ===========

     For the years 1999, 2000 and 2001, the Company's top 10 customers contributed 70%, 72% and 73%, respectively, of total worldwide revenues.

     Long term contracts with the U.S. government accounted for 8% of revenues for the year 2001. Revenues are only recognized from these contracts when receipt of payment is assured. Future amounts due under the contracts are cancelable by the U.S. government and are not recognized as revenue by the Company.

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

     See Note 10 to VASCO Notes to Consolidated Financial Statements for a breakdown of revenues and long-lived assets between U.S. and foreign operations.

EMPLOYEES

     As of March 13, 2002, we employed 86 full-time employees. Of these, 14 were located in North America, 51 were located in Europe, 17 were located in Australia and 4 assigned in Asia/Pacific. Of the total, 52 were involved in sales, marketing and customer support, 20 in product production, research and development and 14 in administration.

ITEM 2.  PROPERTIES

     Our corporate office is located in the United States in an office complex in Oakbrook Terrace, Illinois, a suburb of Chicago. This facility is leased through November 30, 2004, and consists of approximately 9,000 square feet.

     Our European administrative, sales and marketing, research and development and support facilities are located in a suburb of Brussels, Belgium. These facilities consist of approximately 23,500 square feet of office space which are occupied under a lease expiring in October 30, 2006. We believe that these facilities are adequate for our present growth plans.

     Our Australian office is located in a suburb of Brisbane, consisting approximately 4,900 square feet under a lease expiring on December 2006.

     Our Asia/Pacific sales office is located in an office complex in Singapore, consisting approximately 377 square feet with a one-year lease, renewable annually.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is from time to time involved in litigation incidental to the conduct of its business. The Company is currently not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial condition or results of operations.

     On March 13, 2002, a suit was filed against the Company claiming patent infringement, false designation of origin and tradedress infringement. The case is currently being evaluated by the Company and its legal counsel. The Company believes the suit is without merit. As the suit is in its early stages, management is unable to estimate the effect of this suit at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 2001, through solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On March 20, 1998, the Company's Common Stock was approved for trading on the NASD Electronic Bulletin Board system under the symbol "VDSI." On April 7, 2000, the Company's Common Stock was listed on the Nasdaq National Market in the United States under the trading symbol "VDSI".

     On March 13, 2002, the closing sale price for the Common Stock on the Nasdaq was $2.99 per share. Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent an actual transaction. On February 28, 2002, there were approximately 123 holders of record of the Common Stock.

     The following table sets forth the high and low closing bid quotations for the Common Stock for the periods indicated.

                                                               HIGH     LOW
                                                              ------   ------
2000
  First Quarter.............................................  $25.00   $ 6.63
  Second Quarter............................................   19.38    10.00
  Third Quarter.............................................   15.94     8.50
  Fourth Quarter............................................   13.94     4.81

2001
  First Quarter.............................................  $ 8.75   $ 5.00
  Second Quarter............................................    5.80     2.80
  Third Quarter.............................................    3.27     1.19
  Fourth Quarter............................................    2.98     1.00

2002
  First Quarter (through March 13, 2002)....................  $ 3.30   $ 2.13

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

ITEM 6. SELECTED FINANCIAL DATA

                                                         YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------
                                             1997        1998      1999      2000       2001
                                            -------     -------   -------   -------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)(1)
STATEMENTS OF OPERATIONS DATA:
  Total revenues..........................  $13,208     $16,500   $19,397   $28,066   $ 26,727
  Operating loss..........................   (4,168)(2)  (1,327)     (893)   (2,601)   (13,106)(3)
  Net loss available to common
     stockholders.........................   (6,242)(2)  (3,782)   (2,212)   (4,162)   (13,198)(3)
  Basic and diluted loss per common
     share................................  $ (0.30)(2) $ (0.17)  $ (0.09)  $ (0.17)  $  (0.47)(3)
  Shares used in computing per share
     amounts..............................   21,106      22,431    25,559    27,341     28,169

BALANCE SHEET DATA:
  Cash....................................  $ 2,065     $ 1,662   $ 2,576   $13,833   $  6,342
  Working capital (deficiency)............     (291)     (3,734)    2,473    14,307      6,672
  Total assets............................    9,004       9,557    12,318    29,313     17,451
  Long term obligations, less current
     portion..............................    8,618       8,436     8,409     3,764      3,668
  Common stock subject to redemption......      495          --        --        --         --
  Stockholders' equity (deficit)..........   (6,746)     (9,660)   (1,037)   17,348      7,147

---------------
(1) Represents the financial information of VASCO Corp. prior to March 11, 1998, as the Company had not begun operations until the Exchange Offer.

(2) Includes legal, accounting and printing costs of approximately $1,218 related to preparing for the Exchange Offer that was completed in March 1998.

(3) Includes restructuring expenses of $4,284.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Since the Exchange Offer, we have engaged in four acquisitions. In May 1999, we acquired the assets of SecureWare SA, a French company for a combination of approximately $1.4 million in our stock and cash.

     In October 1999, we acquired Intellisoft Corp. for a combination of approximately $8 million in our stock and cash distributed to dissenting shareholders. This acquisition was accounted for under the pooling-of-interests method of accounting and, therefore, all of our financial information has been restated to include the results of IntelliSoft.

     In August 2000, we acquired Invincible Data Systems (IDS) in a transaction which was accounted for under the pooling-of-interests method of accounting. A total of 322,565 shares were issued in the transaction. Our historical financial information was not restated for this transaction, which was deemed immaterial.

     Our latest acquisition was on March 29, 2001 when we acquired Identikey Ltd. ("Identikey"), a privately held international security software company headquartered in Brisbane, Australia. Under the terms of the purchase agreement, more than 90 percent of the outstanding capital stock of Identikey was exchanged for 366,913 shares of Company common stock, with potential additional earn-out payments made in the form of additional shares which are based on defined performance incentives as specified in the purchase agreement. This purchase was accounted for under the purchase method of accounting, and accordingly, the acquired assets have been recorded at their estimated fair values at the date of acquisition. Intangible assets related to this transaction were $1,897,000 and are being amortized over a period of 7 years.

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

     Revenues from sales from our Digipass family, specifically the Digipass 300 and 500 tokens, continue to represent the majority of our total revenues. During 1999 and 2000, Digipass products accounted for 80% and 70% of revenues, respectively. For 2001, in excess of 80% of the Company's sales were comprised of security token devices. Although we believe it is likely that sales of the Digipass family of tokens, which can be used on various platforms, will continue to account for a majority of our total revenues for the next few years, we also believe that revenues from sales of our other hardware and software data security products, including the VACMAN product line, will increase in the future.

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

     The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders' equity (deficit). Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. Foreign exchange transaction gains (losses) aggregating ($272,000), $289,000 and $183,000 are included in other non-operating income (expense) for 1999, 2000, and 2001, respectively.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenues for the years ended December 31, 1999, 2000 and 2001.

                                                               PERCENTAGE OF REVENUE
                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     2000     2001
                                                              -----    -----    -----
Revenues....................................................  100.0%   100.0%   100.0%
Cost of goods sold..........................................   37.7     35.9     39.6
                                                              -----    -----    -----
Gross profit................................................   62.3     64.1     60.4
Operating costs:
  Sales and marketing.......................................   30.7     35.5     50.8
  Research and development..................................   18.5     15.5     18.6
  General and administrative................................   17.7     20.5     23.8
  Non-cash compensation.....................................     --      1.8      0.2
  Restructuring expenses....................................     --       --     16.0
                                                              -----    -----    -----
     Total operating costs..................................   66.9     73.3    109.4
                                                              -----    -----    -----
Operating loss..............................................   (4.6)    (9.2)   (49.0)
Interest income (expense)...................................   (4.2)     0.1      2.9
Other expense, net..........................................   (0.9)    (4.3)     1.1
                                                              -----    -----    -----
Loss before income taxes....................................   (9.7)   (13.4)   (45.0)
Provisions for income taxes.................................    1.7      1.4       --
                                                              -----    -----    -----
Net loss....................................................  (11.4)%  (14.8)%  (45.0)%
                                                              =====    =====    =====

     The following discussion is based upon the Company's consolidated results of operations for the years ended December 31, 2001, 2000 and 1999 (percentages in the discussion are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-K.

2000 COMPARED TO 2001

  Revenues

     Our consolidated revenues for the year ended December 31, 2001 were $26,727,000, a decrease of $1,339,000, or 5%, as compared to the year ended December 31, 2000. Although sales of Digipass products increased by $1,242,000 or 6%, revenues from non-token products, specifically VACMAN, decreased by $2,581,000 or 33%.

     The European operations contributed $21,242,000 or 79% of total consolidated revenues, with the United States operations contributing the remaining $5,485,000 or 21%.

  Cost of Goods Sold

     Our consolidated cost of goods sold for the year ended December 31, 2001 was $10,590,000, an increase of $522,000, or 5%, as compared to the year ended December 31, 2000. This increase was primarily due to the sales mix. Digipass products, which carry a slightly lower gross margin, made up 81% and 72% of total sales for 2001 and 2000, respectively.

  Gross Profit

     Our consolidated gross profit for the year ended December 31, 2001 was $16,136,000, a decrease of $1,860,000, or 10%, over the year ended December 31, 2000. This represents a gross margin of 60%, as compared to 2000's consolidated gross margin of 64%. This decrease was due to stronger sales of products with lower margins. Token products average gross margins of about 50% while non-token products average over 90%.

  Sales and Marketing Expenses

     Consolidated sales and marketing expenses for the year ended December 31, 2001 were $13,579,000, an increase of $3,626,000, or 36%, over 2000. This increase is mainly due to the increase in average full time employee headcount of 68 in 2001 versus 43 in 2000. Also, increased sales efforts including, in part, increased travel costs, and an increase in marketing activities, including tradeshows, contributed to this expense. Additionally, the acquisition of Identikey in March 2001 and the opening of the sales office in Singapore resulted in additional expenses.

  Research and Development Expenses

     Consolidated research and development costs for the year ended December 31, 2001 were $4,981,000, an increase of $612,000, or 14%, as compared to the year ended December 31, 2000. This increase was, in part, related to the acquisition of Identikey in March 2001. As Identikey is primarily a development center, the acquisition resulted in increased research and development headcount and expenditures at an additional facility. Average full time employee headcount in 2001 was 38 compared to 32 in 2000.

  General and Administrative Expenses

     Consolidated general and administrative expenses for the year ended December 31, 2001 were $6,349,000, an increase of $575,000, or 10%, over 2000.
This increase can be principally attributed to the acquisition of Identikey. As a result of our fourth quarter restructuring, administrative headcount at the end of 2001 was 13 compared to 19 at the end of 2000.

  Interest Income (expense), Net

     Consolidated interest income (expense), net in 2001 was $775,000 compared to $29,000 in 2000. This increase was due to a reversal of interest expense accrued in 2000 associated with the restructuring of the Company's long-term debt.

  Income Taxes

     An income tax recovery of $13,000 was recorded for the year ended December 31, 2001, which relates to one of our European subsidiaries.

     At December 31, 2001, the Company has United States net operating loss carryforwards approximating $22,400,000 and foreign net operating loss carryforwards approximating $3,400,000. Such losses are available to offset future taxable income in the respective jurisdictions and expire in varying amounts beginning in 2002 and continuing through 2020. In addition, if certain substantial changes in the Company's ownership are deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards which could be utilized.

1999 COMPARED TO 2000

  Revenues

     Our consolidated revenues for the year ended December 31, 2000 were $28,066,000, an increase of $8,669,000, or 45%, as compared to the year ended December 31, 1999. This increase is due to a strong performance from international operations, as the demand for Digipass products continues to grow, resulting in increased unit sales, as well as increasing orders with smaller quantities and less volume discounting. Also, sales of VACMAN products in the U.S. more than doubled 1999 revenues. The European operations contributed $17,000,000 or 61% of total consolidated revenues, with the United States operations contributing the remaining $11,065,000 or 39%.

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

  Gross Profit

     Our consolidated gross profit for the year ended December 31, 2000 was $17,997,000, an increase of $5,905,000, or 49%, over the year ended December 31, 1999. This represents a gross margin of 64% compared to 1999's consolidated gross margin of 62%. The increase in gross margin is due to product sales mix as VACMAN products provide higher gross margins.

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

  Research and Development Expenses

     Consolidated research and development costs for the year ended December 31, 2000 were $4,368,000, an increase of $781,000, or 22%, as compared to the year ended December 31, 1999. Most of this increase is due to activities relating to the development of the VACMAN product line.

  General and Administrative Expenses

     Consolidated general and administrative expenses for the year ended December 31, 2000 were $5,773,000, an increase of $2,339,000, or 68%, over 1999.
This increase can be attributed to growth in infrastructure needed to support our growth, increased recruiting expenses and amortization charges related to royalties. Administrative headcount increased from 12 at the end of 1999 to 18 at the end of 2000. In addition, the Company recorded approximately $150,000 of merger costs in 2000 related to the Invincible Data Systems transaction.

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

RECENT DEVELOPMENTS

     During the fourth quarter of 2001, the Company announced a restructuring of its operations to redirect resources to its core business, strong authentication and server software to enable enhanced security for the web, remote access, corporate networks and financial transactions. A reduction in workforce of approximately 60 employees occurred in the fourth quarter, along with the write-off of intangible assets and property and equipment related to non-core activities. A restructuring charge of $4,284,000 was recorded in the fourth quarter. Severance and compensation related expenses represent approximately 21% of the charge, approximately 72% is the write-off of goodwill and 7% is the write-off of other assets and expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, our aggregate consolidated indebtedness was $3,827,000. Cash used in operating activities was $6,183,000 for the year ended December 31, 2001. During that period we used $892,000 in investing activities and $266,000 in financing activities. Capital expenditures were $948,000 for the year ended December 31, 2001.

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

     In 1997, we entered into a convertible loan agreement with Artesia Bank N.V., formerly Banque Paribas Belgique S.A., in order to refinance the $3,400,000 payment due December 31, 1997 in connection with our acquisition of Digipass. The terms of the agreement provide that the $3,400,000 principal amount is convertible, upon an offering, into shares of our Common Stock. The original interest was at the rate of 3.25%, payable annually, and the original maturity date was on September 30, 2002. On August 9, 2001, the terms of this loan were restructured. Under the revised terms, the loan will now be convertible into shares of VASCO common stock at the fixed conversion rate of $7.50 per share rather than a floating rate based on the market price of VASCO common stock. The maturity date of the convertible loan is September 30, 2003 and the interest rate is 6%.

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

     The net effect of 2001 activity resulted in a decrease in cash of $7,490,000, resulting in a cash balance of $6,342,000 at December 31, 2001, compared to $13,833,000 at the end of 2000. Our working capital at December 31, 2001 was $6,672,000, a decrease of $7,635,000, or 53% from $14,307,000 at
December 31, 2000. The majority of the change is attributable to operating activities. Our current ratio was 2.0 to 1.0 at December 31, 2001. We believe that our current cash balances and anticipated cash generated from operations will be sufficient to meet our anticipated cash needs for the foreseeable future.

     We intend to seek acquisitions of businesses, products and technologies that are complementary or additive to ours. There can be no assurance that any such acquisitions will be made.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

     On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts and intangible assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS: We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for services. We analyze accounts receivable, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

     VALUATION OF PREPAID LICENSE FEES, GOODWILL AND OTHER INTANGIBLE ASSETS, AND SOFTWARE DEVELOPMENT COSTS: We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. The Company assesses the recoverability of its software development costs against estimated future revenue for the individual products over the estimated remaining economic life of the software.

     When we determine that the carrying value of intangibles and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Given the highly competitive environment and technological changes, it is reasonably possible that estimates of anticipated future revenue, the remaining economic life of the Company's software products, or both may be reduced significantly.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. As of December 31, 2001, the Company has identified $242,000 of goodwill, which was previously amortized over 7 years, which will no longer be amortized.

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

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption of SFAS No. 144 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Approximately 79% of our business is conducted outside the United States, in Europe and Asia/Pacific. A significant portion of our business operations are transacted in foreign currencies. As a result, we have exposure to foreign exchange fluctuations. We are affected by both foreign currency translation and transaction adjustments. Translation adjustments result from the conversion of the foreign subsidiaries' balance sheets and income statements to U.S. dollars at year-end exchange rates and weighted average exchange rates, respectively. Translation adjustments resulting from this process are recorded directly into stockholders' equity. Transaction adjustments result from currency exchange movements when a foreign subsidiary transacts business in a currency that differs from its local currency. These transactions are recorded as gains or losses in our statement of operations. Our foreign subsidiaries' business transactions are spread across approximately 50 different countries and currencies. This geographic diversity reduces the risk to our operating results.

     We have minimal interest rate risk. Our $3.4 million long-term debt has a fixed rate of 6%, which is not subject to market fluctuations. This note matures in September 2003.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information in response to this item is included in our consolidated financial statements, together with the report thereon of KPMG LLP, appearing on pages F-1 through F-20 of this Form 10-K, and in Item 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Report Compliance" contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on July 16, 2002, are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on July 16, 2002, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on July 16, 2002, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements and notes thereto, and the related independent auditors' report, are included on pages F-1 through F-20 of this Form 10-K:

     Independent Auditors' Report

     Consolidated Balance Sheets as of December 31, 2000 and 2001

     Consolidated Statements of Operations for the Years Ended December 31,
      1999, 2000 and 2001

     Consolidated Statements of Comprehensive Loss for the Years Ended December
      31, 1999, 2000 and 2001

     Consolidated Statements of Stockholders' Equity (Deficit) for the Years
      Ended December 31, 1999, 2000 and 2001

     Consolidated Statements of Cash Flows for the Years Ended December 31,
      1999, 2000 and 2001

     Notes to Consolidated Financial Statements

     (2) The following consolidated financial statement schedule of the Company is included on this Form 10-K:

     Schedule II -- Valuation and Qualifying Accounts

     All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned consolidated financial statements.

     (3) The following exhibits are filed with this Form 10-K or incorporated by reference as set forth in the next page:

                                 EXHIBIT INDEX

NUMBER                            DESCRIPTION
------                            -----------
  +3.1    Certificate of Incorporation of Registrant, as amended.
 ++3.2    Bylaws of Registrant, as amended and restated.
   4.1    Intentionally Omitted.
  +4.2    Specimen of Registrant's Common Stock Certificate.
   4.3    Intentionally Omitted.
  +4.4    Form of Letter of Transmittal and Release.
  +4.5    Form of Registrant's Warrant Agreement.
  +4.6    Form of Registrant's Option Agreement.
  +4.7    Form of Registrant's Convertible Note Agreement.
 +10.1    Netscape Communications Corporation OEM Software Order Form
          dated March 18, 1997 between VASCO Data Security, Inc. and
          Netscape Communications Corporation.**
 +10.2    License Agreement between VASCO Data Security, Inc. and
          SHIVA Corporation effective June 5, 1997.**
 +10.3    Heads of Agreement between VASCO Data Security
          International, Inc., VASCO Data Security Europe S.A.,
          Digiline International Luxembourg, Digiline S.A., Digipass
          S.A., Dominique Colard and Tops S.A. dated May 13, 1996.
 +10.4    Agreement relating to additional terms and conditions to the
          Heads of Agreement dated July 9, 1996, among the parties
          listed in Exhibit 10.3.
 +10.5    Agreement between VASCO Data Security International, Inc.,
          VASCO Data Security Europe SA/NV, Mario Houthooft and Guy
          Denudt dated March 1, 1996.
 +10.6    Asset Purchase Agreement dated as of March 1996 by and
          between Lintel Security SA/NV and Lintel SA/NV, Mario
          Houthooft and Guy Denudt.
 +10.7    Management Agreement dated January 31, 1997 between LINK
          BVBA and VASCO Data Security NV/SA (concerning services of
          Mario Houthooft).
 +10.8    Sublease Agreement by and between VASCO Data Security
          International, Inc. and APL Land Transport Services, Inc.
          dated as of August 29, 1997.
 +10.9    Office Lease by and between VASCO Data Security
          International, Inc. and LaSalle National Bank, not
          personally, but as Trustee under Trust Agreement dated
          September 1, 1997, and known as Trust Number 53107, dated
          July 22, 1985.
 +10.10   Lease Agreement by and between TOPS S.A. and Digipass S.A.
          effective July 1, 1996.
 +10.11   Lease Agreement by and between Perkins Commercial Management
          Company, Inc. and VASCO Data Security, Inc. dated November
          21, 1995.
 +10.12   Asset Purchase Agreement by and between VASCO Data Security
          International, Inc. and Wizdom Systems, Inc. dated August
          20, 1996.
 +10.13   1997 VASCO Data Security International, Inc. Stock Option
          Plan, as amended.
 +10.14   Distributor Agreement between VASCO Data Security, Inc. and
          Hucom, Inc. dated June 3, 1997.**
 +10.15   Non-Exclusive Distributor Agreement by and between VASCO
          Data Security, Inc. and Concord-Eracom Nederland BV dated
          May 1, 1994.**
 +10.16   Banque Paribas Belgique S. A. Convertible Loan Agreement for
          $3.4 million.
 +10.17   Pledge Agreement dated July 15, 1997 by and between T.
          Kendall Hunt and Banque Paribas Belgique S.A.
 +10.18   Engagement Letter between Banque Paribas S.A. and VASCO Data
          Security International, Inc. dated June 20, 1997, as
          amended.

NUMBER                            DESCRIPTION
------                            -----------
 +10.19   Financing Agreement between Generale Bank and VASCO Data
          Security International, Inc. dated as of June 27, 1997.
 +10.20   Letter Agreement between Generale Bank and VASCO Data
          Security International, Inc. dated June 26, 1997.
 +10.21   Form of Warrant dated June 16, 1997 (with Schedule).
 +10.22   Form of Warrant dated October 31, 1995 (with Schedule).
 +10.23   Form of Warrant dated March 7, 1997 (with Schedule).
 +10.24   Form of Warrant dated August 13, 1996 (with Schedule).
 +10.25   Form of Warrant dated June 27, 1996 (with Schedule).
 +10.26   Form of Warrant dated June 27, 1996 (with Schedule).
 +10.27   Convertible Note in the principal amount of $500,000.00,
          payable to Generale de Banque dated July 1, 1997 (with
          Schedule).
 +10.28   Agreement by and between VASCO Data Security NV/SA and S.I.
          Electronics Limited effective January 21, 1997.**
 +10.29   Agreement effective May 1, 1993 by and between Digipass s.a.
          and Digiline s.a.r.l.
 +10.30   VASCO Data Security, Inc. purchase order issued to National
          Electronic & Watch Co. LTD.**
 +10.31   VASCO Data Security, Inc. purchase order issued to Micronix
          Integrated Systems.**
 +10.32   Agreement between Registrant and VASCO Data Security
          International, Inc. dated as of August 25, 1997.
 +10.33   Convertible Note dated June 1, 1996 made payable to Mario
          Houthooft in the principal amount of $373,750.00.
 +10.34   Convertible Note dated June 1, 1996 made payable to Guy
          Denudt in the principal amount of $373,750.00.
 +10.35   Osprey Partners Warrant (and Statement of Rights to Warrant
          and Form of Exercise) issued June 1, 1992.
 +10.36   Registration Rights Agreement dated as of October 19, 1995 between certain purchasing shareholders and VASCO Data
          Security International, Inc.
 +10.37   First Amendment to Registration Rights Agreement dated July
          1, 1996.
 +10.38   Second Amendment to Registration Rights Agreement dated
          March 7, 1997.
 +10.39   Purchase Agreement by and between VASCO Data Security
          International, Inc. and Kyoto Securities Ltd.
 +10.40   Convertible Note dated May 28, 1996 payable to Kyoto
          Securities, Ltd. in principal amount of $5 million.
 +10.41   Amendment to Purchase Agreement and Convertible Note by and
          between VASCO Data Security International, Inc. and Kyoto
          Securities, Ltd.
 +10.42   Executive Incentive Compensation Plan.
 +10.43   Letter for Credit granted by Generale de Banque to Digipass
          SA dated January 27, 1997.
++10.45   Loan Agreement dated as of March 31, 1998 by and between
          Lernout & Hauspie Speech Products N.V. and VASCO Data
          Security International, Inc.
++10.46   Convertible Note dated April 1, 1998 payable to Lernout &
          Hauspie Speech Products N.V. in the principal amount of $3 million.
 #10.47   Amendment I dated as of December 31, 1998 to the License
          Agreement dated as of March 25, 1998 by and between VASCO
          Data Security International, Inc., for itself and its
          subsidiaries, and Lernout & Hauspie Speech Products N.V.
  10.48   Acquisition of Identikey, Ltd. (Incorporated by
          reference -- Form 8-K filed March 29, 2001.)
  10.49   Agreement with Artesia Bank to revise the terms of the $3.4 million convertible. (Incorporated by reference -- Form 8-K filed August 9, 2001.)

NUMBER                            DESCRIPTION
------                            -----------
  21      Subsidiaries of Registrant. (Incorporated by
          reference -- Form 10-K filed April 12, 2001.)
  23      Consent of KPMG LLP.

---------------

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

     (b) Reports on Form 8-K

          No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 2001.

                      This page intentionally left blank.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders VASCO Data Security International, Inc.:

     We have audited the accompanying consolidated balance sheets of VASCO Data Security International, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 2001 and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the accompanying consolidated financial statement Schedule II - Valuation and Qualifying Accounts. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VASCO Data Security International, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
February 15, 2002, except as to Note 14, which is as of March 13, 2002

                    VASCO DATA SECURITY INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           2001
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash......................................................  $ 13,832,645   $  6,342,440
  Accounts receivable, net of allowance for doubtful
    accounts of
    $286,377 and $206,913 in 2000 and 2001..................     6,486,397      3,791,916
  Inventories, net..........................................     1,111,751      2,012,567
  Prepaid expenses..........................................       463,094        405,815
  Deferred income taxes.....................................        83,000         83,000
  Other current assets......................................       532,081        661,597
                                                              ------------   ------------
      Total current assets..................................    22,508,968     13,297,335
Property and equipment
  Furniture and fixtures....................................     1,350,616      1,733,349
  Office equipment..........................................     4,043,015      2,070,090
                                                              ------------   ------------
                                                                 5,393,631      3,803,439
  Accumulated depreciation..................................    (1,596,102)    (2,088,939)
                                                              ------------   ------------
                                                                 3,797,529      1,714,500
Goodwill and other intangible assets, net of accumulated
  amortization of $3,697,456 in 2000 and $4,621,160 in 2001.     1,438,537      2,411,888
Other assets................................................     1,568,285         27,273
                                                              ------------   ------------
      Total assets..........................................  $ 29,313,319   $ 17,450,996
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................  $    362,250   $    158,990
  Accounts payable..........................................     2,790,698      3,326,652
  Deferred revenue..........................................     1,950,322        869,893
  Other accrued expenses....................................     3,098,284      2,269,468
                                                              ------------   ------------
      Total current liabilities.............................     8,201,554      6,625,003
Long-term debt, less current maturities.....................     3,763,858      3,667,882
Minority interest...........................................            --         11,023
Stockholders' equity:
  Series C Convertible Preferred Stock, $.01 par
    value -- 500,000 shares authorized;
    150,000 shares issued and outstanding in 2000 and
    2001....................................................     6,780,098      7,944,082
  Common stock, $.001 par value -- 75,000,000 shares
    authorized;
    27,866,583 shares issued and outstanding in 2000
    28,263,058 shares issued and outstanding in 2001........        27,867         28,263
  Additional paid-in capital................................    36,871,200     37,693,098
  Accumulated deficit.......................................   (26,035,112)   (38,069,082)
  Accumulated other comprehensive loss -- cumulative
    translation adjustment..................................      (296,146)      (449,273)
                                                              ------------   ------------
      Total stockholders' equity............................    17,347,907      7,147,088
                                                              ------------   ------------
      Total liabilities and stockholders' equity............  $ 29,313,319   $ 17,450,996
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          1999          2000           2001
                                                       -----------   -----------   ------------
Net revenues.........................................  $19,397,108   $28,065,680   $ 26,726,849
Cost of goods sold...................................    7,305,672    10,068,969     10,590,485
                                                       -----------   -----------   ------------
Gross profit.........................................   12,091,436    17,996,711     16,136,364
                                                       -----------   -----------   ------------
Operating costs:
  Sales and marketing (exclusive of $152,545 and
     $15,065 for 2000 and 2001, respectively,
     reported below as non-cash compensation)........    5,961,970     9,953,598     13,579,493
  Research and development...........................    3,587,483     4,368,501      4,980,544
  General and administrative (exclusive of $349,198
     and $34,490 for 2000 and 2001, respectively,
     reported below as non-cash compensation)........    3,434,940     5,773,495      6,348,527
  Non-cash compensation..............................           --       501,743         49,555
  Restructuring expenses.............................           --            --      4,283,752
                                                       -----------   -----------   ------------
          Total operating costs......................   12,984,393    20,597,337     29,241,871
                                                       -----------   -----------   ------------
Operating loss.......................................     (892,957)   (2,600,626)   (13,105,507)
Interest income (expense), net.......................     (814,923)       29,334        774,894
Other income (expense), net..........................     (182,294)   (1,195,234)       283,861
                                                       -----------   -----------   ------------
Income (loss) before income taxes....................   (1,890,174)   (3,766,526)   (12,046,752)
Provision (benefit) for income taxes.................      322,310       395,246        (12,782)
                                                       -----------   -----------   ------------
Net loss.............................................   (2,212,484)   (4,161,772)   (12,033,970)
Preferred stock accretion............................           --      (581,992)    (1,163,984)
                                                       -----------   -----------   ------------
Net loss available to common shareholders............  $(2,212,484)  $(4,743,764)  $(13,197,954)
                                                       ===========   ===========   ============
Basic and diluted net loss per common share..........  $     (0.09)  $     (0.17)  $      (0.47)
                                                       ===========   ===========   ============
Weighted average common shares outstanding...........   25,558,847    27,341,439     28,168,685
                                                       ===========   ===========   ============

          See accompanying notes to consolidated financial statements

                    VASCO DATA SECURITY INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          1999          2000           2001
                                                       -----------   -----------   ------------
Net loss.............................................  $(2,212,484)  $(4,161,772)  $(12,033,970)
Other comprehensive income (loss) -- cumulative
  translation adjustment.............................       20,650      (403,777)      (153,127)
                                                       -----------   -----------   ------------
Comprehensive income (loss)..........................  $(2,191,834)  $(4,565,549)  $(12,187,097)
                                                       ===========   ===========   ============

          See accompanying notes to consolidated financial statements.

                    VASCO DATA SECURITY INTERNATIONAL, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                                                            ACCUMULATED
                                                                                                               OTHER
                                  PREFERRED STOCK          COMMON STOCK       ADDITIONAL                   COMPREHENSIVE
                                --------------------   --------------------     PAID-IN     ACCUMULATED       INCOME
DESCRIPTION                     SHARES      AMOUNT       SHARES     AMOUNT      CAPITAL       DEFICIT         (LOSS)
-----------                     -------   ----------   ----------   -------   -----------   ------------   -------------
BALANCE AT 12/31/98...........       --   $       --   22,805,689   $22,806   $ 9,891,116   $(19,660,856)    $  86,981
                                =======   ==========   ==========   =======   ===========   ============     =========
Net loss......................       --           --           --        --            --     (2,212,484)           --
Foreign currency translation
  adjustment..................       --           --           --        --            --             --        20,650
Exercise of stock options.....       --           --      158,000       158        44,067             --            --
Exercise of stock warrants....       --           --      200,000       200        49,800             --            --
Issuance of common stock......       --           --    3,486,308     3,486    11,468,791             --            --
Common stock repurchased and
  retired.....................       --           --     (187,914)     (188)     (751,387)            --            --
                                -------   ----------   ----------   -------   -----------   ------------     ---------
BALANCE AT 12/31/99...........            $       --   26,462,083   $26,462   $20,702,387   $(21,873,340)    $ 107,631
                                =======   ==========   ==========   =======   ===========   ============     =========
Net loss......................       --           --           --        --            --     (4,161,772)           --
Foreign currency translation
  adjustment..................       --           --           --        --            --             --      (403,777)
Exercise of stock options.....       --           --      342,400       342       556,871             --            --
Exercise of stock warrants....       --           --      303,625       304     1,724,413             --            --
Conversion of note and
  interest to common stock....       --           --      435,910       436     5,164,618             --            --
Stock issued for
  acquisition.................       --           --      322,565       323         1,266             --            --
Issuance of Series C preferred
  stock.......................  150,000    6,198,106           --        --     8,801,894             --            --
Preferred stock accretion.....       --      581,992           --        --      (581,992)            --            --
Non-cash compensation.........       --           --           --        --       501,743             --            --
                                -------   ----------   ----------   -------   -----------   ------------     ---------
BALANCE AT 12/31/00...........  150,000   $6,780,098   27,866,583   $27,867   $36,871,200   $(26,035,112)     (296,146)
                                =======   ==========   ==========   =======   ===========   ============     =========
Net loss......................       --           --           --        --            --    (12,033,970)           --
Foreign currency translation
  adjustment..................       --           --           --        --            --             --      (153,127)
Exercise of stock options.....       --           --       25,633        26        15,638             --            --
Exercise of stock warrants....       --           --        3,929         3        17,690             --            --
Stock issued for
  acquisition.................       --           --      366,913       367     1,902,999             --            --
Preferred stock accretion.....       --    1,163,984           --        --    (1,163,984)            --            --
Non-cash compensation.........       --           --           --        --        49,555             --            --
                                -------   ----------   ----------   -------   -----------   ------------     ---------
BALANCE AT 12/31/01...........  150,000   $7,944,082   28,263,058   $28,263   $37,693,098   $(38,069,082)    $(449,273)
                                =======   ==========   ==========   =======   ===========   ============     =========


                                     TOTAL
                                 STOCKHOLDERS'
DESCRIPTION                     EQUITY (DEFICIT)
-----------                     ----------------
BALANCE AT 12/31/98...........    $ (9,659,953)
                                  ============
Net loss......................      (2,212,484)
Foreign currency translation
  adjustment..................          20,650
Exercise of stock options.....          44,225
Exercise of stock warrants....          50,000
Issuance of common stock......      11,472,277
Common stock repurchased and
  retired.....................        (751,575)
                                  ------------
BALANCE AT 12/31/99...........    $ (1,036,860)
                                  ============
Net loss......................      (4,161,772)
Foreign currency translation
  adjustment..................        (403,777)
Exercise of stock options.....         557,213
Exercise of stock warrants....       1,724,717
Conversion of note and
  interest to common stock....       5,165,054
Stock issued for
  acquisition.................           1,589
Issuance of Series C preferred
  stock.......................      15,000,000
Preferred stock accretion.....              --
Non-cash compensation.........         501,743
                                  ------------
BALANCE AT 12/31/00...........    $ 17,347,907
                                  ============
Net loss......................     (12,033,970)
Foreign currency translation
  adjustment..................        (153,127)
Exercise of stock options.....          15,664
Exercise of stock warrants....          17,693
Stock issued for
  acquisition.................       1,903,366
Preferred stock accretion.....              --
Non-cash compensation.........          49,555
                                  ------------
BALANCE AT 12/31/01...........    $  7,147,088
                                  ============

          See accompanying notes to consolidated financial statements.

                    VASCO DATA SECURITY INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          1999          2000           2001
                                                       -----------   -----------   ------------
Cash flows from operating activities:
  Net loss...........................................  $(2,212,484)  $(4,161,772)  $(12,033,970)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization.................    1,066,144     1,415,763      5,576,096
       Common stock issued for interest..............           --       165,054             --
       Loss on disposal of fixed assets..............           --         2,073             --
       Gain on sale of fixed assets..................      (13,318)           --            (15)
       Non-cash compensation expense.................           --       501,743         49,555
       Changes in assets and liabilities, net of
          effects of acquisitions:
          Accounts receivable, net...................      715,523    (3,615,030)     2,790,193
          Inventories, net...........................      466,945      (306,369)      (943,269)
          Prepaid expenses...........................      (65,294)     (305,474)        51,609
          Other current assets.......................     (574,569)      393,253        (76,146)
          Prepaid royalties and other assets.........   (1,118,493)      150,208             --
          Accounts payable...........................      788,332       770,234        368,334
          Deferred revenue...........................       (1,550)       67,569     (1,110,621)
          Accrued expenses...........................     (662,790)    2,772,721       (983,397)
                                                       -----------   -----------   ------------
Net cash used in operating activities................   (1,611,554)   (2,150,027)    (6,311,631)
                                                       -----------   -----------   ------------
Cash flows from investing activities:
  Acquisition of SecureWare/DMIC.....................     (587,532)           --             --
  Cash acquired in the acquisition of Identikey,
     Ltd. ...........................................           --            --        141,156
  Additions to property and equipment................     (895,144)   (3,473,564)      (948,412)
                                                       -----------   -----------   ------------
Net cash used in investing activities................   (1,482,676)   (3,473,564)      (807,256)
                                                       -----------   -----------   ------------
Cash flows from financing activities:
  Repayment of debt..................................   (6,091,586)           --       (299,236)
  Proceeds from exercise of stock options/warrants...       94,225     2,281,930         33,357
  Net proceeds from sales of common stock............   10,736,926            --             --
  Issuance of Series C Convertible Preferred Stock...           --    15,000,000             --
  Repurchase of common stock.........................     (751,575)           --             --
                                                       -----------   -----------   ------------
Net cash provided by (used in) financing
  activities.........................................    3,987,990    17,281,930       (265,879)
Adjustment to conform immaterial pooled business.....           --         1,589             --
Effect of exchange rate changes on cash..............       20,650      (403,777)      (105,439)
Net increase (decrease) in cash......................      914,410    11,256,151     (7,490,205)
Cash, beginning of year..............................    1,662,084     2,576,494     13,832,645
                                                       -----------   -----------   ------------
Cash, end of year....................................  $ 2,576,494   $13,832,645   $  6,342,440
                                                       ===========   ===========   ============
Supplemental disclosure of cash flow information:
  Interest paid......................................  $   893,799   $   323,341   $    188,294
  Income taxes paid..................................      900,373       293,875        121,359
Supplemental disclosure of non-cash financing and
  investing activities:
     Conversion of note to common stock..............           --     5,000,000             --
     Common stock issued in connection with
       acquisition...................................      650,000            --      1,903,366

          See accompanying notes to consolidated financial statements.

                       VASCO DATA SECURITY INTERNATIONAL
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  NATURE OF OPERATIONS

     VASCO Data Security International, Inc. and its wholly owned subsidiaries (the Company) designs, develops, markets and supports security products and services which manage and protect against unauthorized access to computer systems of corporate and government customers.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of VASCO Data Security International, Inc. and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

     The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. Foreign exchange transaction gains (losses) aggregating ($272,000), $289,000 and $183,000 are included in other income (expense) for 1999, 2000, and 2001, respectively.

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

  SOFTWARE COSTS

     The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Research and development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. The Company's policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenues for a product

                       VASCO DATA SECURITY INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. The Company did not capitalize any software costs during the years ended December 31, 1999, 2000 and 2001.

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

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of SFAS No. 107, "Disclosures and Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The fair values of the Company's financial instruments were not materially different from their carrying amounts at December 31, 2000 and 2001, except for notes payable and long-term debt, for which the fair values were not determinable.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  RECLASSIFICATIONS

     Certain amounts in the consolidated financial statements have been reclassified to conform to the 2001 presentation.

     For the year 2000, amortization of intangible assets amounting to $212,500 was reclassified from research and development costs to general and administrative expenses.

  GOODWILL AND OTHER INTANGIBLES

     Goodwill is amortized on a straight-line basis over the expected period to be benefited, which is seven years. Other intangibles are amortized on a straight-line basis and consist of software and hardware technology totaling $4,616,000, which is being amortized over a period of four years and workforce and customer lists of approximately $320,000 and $542,000, respectively, which are being amortized over a period of seven years.

     The Company assesses the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. The Company assesses the recoverability of its software development costs against estimated future revenue for the individual products over the estimated remaining economic life of the software.

                       VASCO DATA SECURITY INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     When the Company determines that the carrying value of intangibles and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Given the highly competitive environment and technological changes, it is reasonably possible that estimates of anticipated future revenue, the remaining economic life of the Company's software products, or both may be reduced significantly.

     At December 31, 2000 and 2001, ending balances of goodwill and other intangibles, net of amortization, are as follows:

                                                                 2000         2001
                                                              ----------   ----------
Goodwill....................................................  $  317,385   $  188,472
Technology license..........................................     532,577    2,048,830
Other intangibles...........................................     588,575      174,586
                                                              ----------   ----------
     Total..................................................  $1,438,537   $2,411,888
                                                              ==========   ==========

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

     Shares issuable from securities that could potentially dilute basic earnings per share in the future that were not included in the computation of earnings per share because their effect was anti-dilutive were as follows:

                                                        1999        2000        2001
                                                      ---------   ---------   ---------
Stock options.......................................  2,377,200   2,342,217   3,280,837
Warrants............................................    804,034   1,764,883   1,377,251
Convertible notes (June 1996).......................    416,667          --          --
Convertible notes (August 1997).....................    732,658     532,029     453,333
                                                      ---------   ---------   ---------
     Total..........................................  4,330,559   4,639,129   5,111,421
                                                      =========   =========   =========

     Additionally, the net loss applicable to common stockholders for the years ended December 31, 1999, 2000 and 2001 would have been decreased by adding back interest expense related to the convertible notes of approximately $704,000, $275,000 and $149,000, respectively.

                       VASCO DATA SECURITY INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- ACQUISITIONS

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

     The acquisition of Identikey was accounted for under the purchase method of accounting, and accordingly, the acquired assets have been recorded at their estimated fair values at the date of acquisition. Intangible assets consisting of technology licenses related to this transaction were $1,897,000 and are being amortized over a period of 7 years.

     The following summarized unaudited pro forma financial information for the year 2001 assumes the Identikey acquisition occurred as of January 1, 2000.

                                                               2000           2001
                                                            -----------   ------------
Net revenues..............................................  $28,490,904   $ 26,726,849
Net loss..................................................   (6,136,427)   (13,084,785)
Preferred stock accretion.................................     (581,992)    (1,163,984)
Basic and diluted net loss per common share...............  $     (0.24)  $      (0.50)
                                                            ===========   ============
Weighted average common shares outstanding................   27,708,352     28,257,387
                                                            ===========   ============

                       VASCO DATA SECURITY INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3 -- INVENTORIES

     Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) method.

     Inventories are comprised of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         2001
                                                              ----------   ----------
Component parts.............................................  $  451,487   $  412,921
Work-in-process and finished goods..........................     660,264    1,599,646
                                                              ----------   ----------
     Total..................................................  $1,111,751   $2,012,567
                                                              ==========   ==========

NOTE 4 -- ACCRUED EXPENSES

     Accrued expenses are comprised of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         2001
                                                              ----------   ----------
Accrued interest............................................  $  654,941   $   82,734
Accrued payroll.............................................     709,899      908,814
Accrued royalties...........................................     270,480           --
Other accrued expenses......................................   1,462,964    1,277,920
                                                              ----------   ----------
     Total..................................................  $3,098,284   $2,269,468
                                                              ==========   ==========

NOTE 5 -- INCOME TAXES

     At December 31, 2001, the Company has United States net operating loss carryforwards approximating $22,400,000 and foreign net operating loss carryforwards approximating $3,400,000. Such losses are available to offset future taxable income in the respective jurisdictions and expire in varying amounts beginning in 2002 and continuing through 2021. In addition, if certain substantial changes in the Company's ownership are deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards which could be utilized.

     Pretax loss was taxed in the following jurisdictions:

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                               ----------------------------------------
                                                  1999          2000           2001
                                               -----------   -----------   ------------
Domestic.....................................  $(1,809,920)  $(4,293,166)  $ (9,195,346)
Foreign......................................      (80,254)      526,640     (2,851,407)
                                               -----------   -----------   ------------
     Total...................................  $(1,890,174)  $(3,766,526)  $(12,046,753)
                                               ===========   ===========   ============

                       VASCO DATA SECURITY INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The provision of income taxes consists of the following:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         1999        2000        2001
                                                       ---------   ---------   ---------
CURRENT:
  Federal............................................  $     --    $     --    $     --
  State..............................................        --       2,632          --
  Foreign............................................   322,310     392,614     (12,782)
DEFERRED:
  Federal............................................        --          --          --
  State..............................................        --          --          --
  Foreign............................................        --          --          --
                                                       --------    --------    --------
     Total...........................................  $322,310    $395,246    $(12,782)
                                                       ========    ========    ========

     The differences between income taxes computed using the statutory federal income tax rate of 34% and the provisions for income taxes reported in the consolidated statements of operations are as follows:

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                 -------------------------------------
                                                   1999         2000          2001
                                                 ---------   -----------   -----------
Expected tax benefit at the statutory rate.....  $(642,659)  $(1,231,023)  $(4,095,896)
Increase (decrease) in income taxes resulting
  from:
  Foreign taxes at rates other than 34%........    205,916        (4,243)       60,210
  State tax net of federal benefit.............    (72,885)     (142,908)     (368,546)
  Change in valuation allowance primarily
     related to NOL............................    676,000     1,739,000     4,380,000
  Nondeductible expenses.......................    155,938        34,420        11,450
                                                 ---------   -----------   -----------
     Total.....................................  $ 322,310   $   395,246   $   (12,782)
                                                 =========   ===========   ===========

     The deferred income tax balances are comprised of the following:

                                                                FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                             --------------------------
                                                                2000           2001
                                                             -----------   ------------
Deferred tax assets:
  U.S. net operating loss carry forwards...................  $ 4,832,000   $  8,749,000
  Foreign net operating loss carryforwards.................      800,000      1,709,000
  Accounts receivable......................................       89,000         23,000
  Accrued expenses.........................................       12,000         28,000
  Deferred revenue.........................................      257,000         40,000
                                                             -----------   ------------
     Total gross deferred tax assets.......................    5,990,000     10,549,000
     Less valuation allowance..............................   (5,860,000)   (10,240,000)
                                                             -----------   ------------
                                                                 130,000        309,000
Deferred tax liabilities:
  Fixed assets.............................................      (47,000)      (226,000)
                                                             -----------   ------------
  Net deferred income taxes................................  $    83,000   $     83,000
                                                             ===========   ============

                       VASCO DATA SECURITY INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The net change in the total valuation allowance for the years ended December 31, 1999, 2000 and 2001 was an increase of $676,000, $1,739,000 and
$4,380,000, respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these temporary differences become deductible. The Company has determined that it is more likely than not that $83,000 of deferred tax assets will be realized. This valuation allowance will be reviewed on a regular basis and adjustments made as appropriate.

NOTE 6 -- DEBT

     Debt consists of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         2001
                                                              ----------   ----------
Convertible note, interest payable at 3.25% (6% beginning
  September 2001)...........................................  $3,400,000   $3,400,000
Installment notes payable...................................     726,108      426,872
                                                               4,126,108    3,826,872
                                                              ----------   ----------
Less current maturities.....................................    (362,250)    (158,990)
                                                              ----------   ----------
Long-term debt..............................................  $3,763,858   $3,667,882
                                                              ==========   ==========

     In August 1997, the Company renegotiated the guarantee related to the final payment for the 1996 acquisition of Digipass into a term loan in the amount of $3.4 million with a maturity date of September 30, 2002 and an interest rate of 3.25%. In August 2001, the Company had agreed to revise the terms of the loan. Under the new terms, the loan will now be convertible into shares of VASCO common stock at the fixed conversion rate of $7.50 per share rather than a floating rate based on the market price of the VASCO common stock. Also, the maturity date of this convertible loan is September 30, 2003 with a revised interest rate of 6%.

     Aggregate maturities of debt at December 31, 2001 are as follows:

2002........................................................  $  158,990
2003........................................................   3,667,882
                                                              ----------
     Total..................................................  $3,826,872
                                                              ==========

     Interest expense to stockholders was $450,000, $165,000 and $0 for the years ended December 31, 1999, 2000 and 2001, respectively.

NOTE 7 -- STOCKHOLDERS' EQUITY

  PREFERRED STOCK

     In July 2000, the Company issued 150,000 shares of preferred stock for cash of $15,000,000. The preferred stock is convertible into 1,052,632 shares of common stock at any time over the next 48 months. In conjunction with this financing, the company issued warrants to purchase 789,474 common shares at $15 per share with an estimated imputed value using the Black-Scholes pricing-model of approximately $4.1 million and warrants to purchase 480,000 shares at $4.25 per share with an estimated imputed value using the Black-Scholes pricing-model of approximately $4.7 million. The warrants issued at $15 per share were immediately exercisable. The warrants issued at $4.25 were exercisable over 48 months and the related imputed value is being accreted reducing earnings available to common stockholders. In September 2000, 30,000 warrants at $4.25 per share were exercised.

                       VASCO DATA SECURITY INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The value of the warrants which reduces the carrying value of the preferred stock is being accreted and reduces earnings available to common shareholders.

  COMMON STOCK

     In 2001, the Company issued 25,633 shares of common stock as a result of the exercise of options under the Company's stock compensation plan (see Note 8) generating total proceeds of $15,664; 3,929 shares of common stock were issued as a result of the exercise of warrants, generating total proceeds of $17,693.

     In March 2001, the Company issued 366,913 shares of common stock to acquire 90% of the outstanding capital stock of Identikey Ltd.

     In 2000, the Company issued 435,910 shares of common stock to convert a $5,000,000 note and related accrued interest. In September 2000, the Company issued 322,565 shares of common stock as part of the acquisition of Invincible Data Systems.

     Also in 2000, the Company issued 342,400 shares of common stock as a result of the exercise of options under the Company's stock compensation plan (see Note
8) generating total proceeds of $557,213 and 303,625 shares of common stock were issued as a result of the exercise of the warrants, generating total proceeds of $1,724,717.

  WARRANTS

     Warrant activity for the years ended December 31, 1999, 2000 and 2001 are summarized below:

                                                                WEIGHTED
                                                 NUMBER OF      AVERAGE
                                                  SHARES     EXERCISE PRICE   EXERCISE PRICE
                                                 ---------   --------------   --------------
Outstanding at December 31, 1998...............  1,004,034       $ 4.83       $0.25 - 10.00
Granted........................................         --           --                  --
Exercised......................................   (200,000)        0.25                0.25
Canceled.......................................         --           --                  --
                                                 ---------       ------       -------------
Outstanding at December 31, 1999...............    804,034         5.97        4.00 - 10.00
Granted........................................  1,269,474        10.94        4.25 - 15.00
Exercised......................................   (303,625)        5.68        4.00 - 10.00
Canceled.......................................     (5,000)        5.19
                                                 ---------       ------       -------------
Outstanding at December 31, 2000...............  1,764,883         9.59        4.25 - 15.00
Granted........................................         --           --                  --
Exercised......................................     (3,929)        4.50                4.50
Canceled.......................................   (383,703)        6.61
                                                 ---------       ------       -------------
Outstanding at December 31, 2001...............  1,377,251       $10.44       $4.25 - 15.00
                                                 =========       ======       =============

NOTE 8 -- STOCK COMPENSATION PLAN

     The Company's 1997 Stock Compensation Plan, as amended, ("Compensation Plan") is designed and intended as a performance incentive. The Compensation Plan is administered by the Compensation Committee as appointed by the Board of Directors of the Company (Compensation Committee).

     The Compensation Plan permits the grant of options to employees of the Company to purchase shares of common stock and is intended to be a nonqualified plan. All options granted to employees are for a period of

                       VASCO DATA SECURITY INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ten years, are granted at a price equal to the fair market value of the common stock on the date of the grant and are typically vested 25% on the first anniversary of the grant, with an additional 25% vesting on each subsequent anniversary of the grant. Alternative vesting schedules include either date or event-based vesting.

     During 2001, the Compensation Committee of the Board of Directors approved a revised vesting schedule. The new vesting schedule for officers is based on a time period of 36 months, with 6/36th of the options vesting at the end of the first 6 months and 1/36th of the options vesting each month thereafter on the last day of each month.

     The Compensation Plan further permits the grant of options to directors, consultants and other key persons (non-employees) to purchase shares of common stock. All options granted to non-employees are granted at a price equal to the fair market value of the common stock on the date of the grant, and may contain vesting requirements and/or restrictions as determined by the Compensation Committee at the time of grant. Non-cash compensation expense of $49,555 was recognized in 2001 in accordance with FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. 25. This charge was attributed to stock options issued to officers of the Company who are located outside the U.S. and whose services are rendered under consulting agreements.

     As of December 31, 2001, the Compensation Plan was authorized to issue options representing up to 5,652,612 shares of the Company's common stock. The authorized shares under the Compensation Plan represent 20% of the issued and outstanding shares of the Company.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for the Compensation Plan. Had compensation cost for the Compensation Plan been determined consistent with SFAS No. 123, the Company's net loss available to common stockholders and net loss per common share would have been the pro forma amounts indicated below:

                                                   FOR THE YEAR ENDED DECEMBER 31,
                                               ----------------------------------------
                                                  1999          2000           2001
                                               -----------   -----------   ------------
Net loss available to common stockholders:
  As reported................................  $(2,212,484)  $(4,743,764)  $(13,197,955)
  Pro forma..................................   (2,789,233)   (5,261,025)   (13,812,038)
Net loss per common share-basic and diluted:
  As reported................................       $(0.09)       $(0.17)        $(0.47)
  Pro forma..................................        (0.11)        (0.19)         (0.49)

     For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 2000 and 2001: dividend yield of 0%; expected volatility of 50%, 50%, 119%; risk free interest rates ranging from 3.91% to 6.80%; and expected lives of five years.

                       VASCO DATA SECURITY INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following is a summary of activity under the Compensation Plan:

                                      OPTIONS OUTSTANDING     OPTIONS EXERCISABLE
                                     ---------------------   ---------------------
                                                 WEIGHTED-               WEIGHTED-   WEIGHTED-AVERAGE
                                     NUMBER OF    AVERAGE    NUMBER OF    AVERAGE     FAIR VALUE OF
                                      SHARES       PRICE      SHARES       PRICE     OPTIONS GRANTED
                                     ---------   ---------   ---------   ---------   ----------------
Outstanding at December 31, 1998...  1,475,500     $3.05     1,088,375     $2.48
Granted............................  1,174,000      3.13                                  $1.58
Exercised..........................   (158,000)     0.28
Forfeited..........................   (114,300)     4.01
                                     ---------
Outstanding at December 31, 1999...  2,377,200      3.23     1,074,138      3.04
Granted............................    560,000     11.29                                   5.82
Exercised..........................   (342,400)     1.63
Forfeited..........................   (252,583)     5.08
                                     ---------
Outstanding at December 31, 2000...  2,342,217      5.30       984,775      3.71
Granted............................  1,248,000      1.34                                   0.65
Exercised..........................    (25,633)     2.54
Forfeited..........................   (283,747)     8.07
                                     ---------
Outstanding at December 31, 2001...  3,280,837     $3.76     1,235,545     $4.49
                                     =========     =====     =========     =====

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                                 OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                       ----------------------------------------   ---------------------
                                                      WEIGHTED-       WEIGHTED-               WEIGHTED-
                                                       AVERAGE         AVERAGE                 AVERAGE
                                       NUMBER OF      REMAINING       EXERCISE    NUMBER OF   EXERCISE
RANGE OF EXERCISE PRICES                SHARES     CONTRACTUAL LIFE     PRICE      SHARES       PRICE
------------------------               ---------   ----------------   ---------   ---------   ---------
$ 0.1875 - $ 0.2500.................      30,000      1.51 years       $ 0.20        30,000    $ 0.20
$ 1.2500 - $ 3.1250.................   2,076,700      8.61 years       $ 1.98       444,600    $ 3.02
$ 3.2500 - $ 7.8750.................     723,325      4.50 years       $ 4.59       649,575    $ 4.57
$ 8.8750 - $21.0000.................     449,687      6.44 years       $10.87       110,245    $10.96
$22.8750 - $23.0000.................       1,125      0.06 year        $22.93         1,125    $22.93
                                       ---------                                  ---------
                                       3,280,837                                  1,235,545
                                       =========                                  =========

NOTE 9 -- EMPLOYEE BENEFIT PLAN

     The Company maintains a contributory profit sharing plan established pursuant to the provisions of Section 401(k) of the Internal Revenue Code, which provides benefits for eligible employees of the Company. The Company made no contributions to the plan during the years ended December 31, 1999 and 2000. In January 2001, the Company amended its benefit plans to allow company-matching. For the year ended December 31, 2001, the Company contributed $106,000 to this plan.

                       VASCO DATA SECURITY INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10 -- GEOGRAPHIC AND CUSTOMER INFORMATION

     The Company allocates revenue based on the location of the country which initiates the sale. Information regarding geographic areas for the years ended December 31, 1999, 2000 and 2001 are as follows:

                                        UNITED
                                        STATES       BELGIUM      FRANCE       TOTAL
                                      ----------   -----------   --------   -----------
1999
  Revenue...........................  $7,188,000   $12,015,000   $194,000   $19,397,000
  Gross profit......................   5,081,000     6,899,000    111,000    12,091,000
  Long-lived assets.................     331,000       810,000     49,000     1,190,000

2000
  Revenue...........................  $11,065,000  $16,831,000   $170,000   $28,066,000
  Gross profit......................   8,846,000     9,060,000     91,000    17,997,000
  Long-lived assets.................   2,906,000       836,000     56,000     3,798,000

2001
  Revenue...........................  $5,485,000   $20,899,000   $343,000   $26,727,000
  Gross profit......................   4,594,000    11,272,000    270,000    16,136,000
  Long-lived assets.................     472,000     1,163,000     80,000     1,715,000

     For the years 1999, 2000 and 2001, the Company's top 10 customers contributed 70%, 72% and 73% of total worldwide revenues, respectively.

     In 1999, sales to one customer contributed more than 10% of total revenues. In 2000, there were two customers that each accounted for more than 10% of total revenues and in 2001, there was one customer that contributed more that 10% of consolidated revenues.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

     The Company leases office space and equipment under operating lease agreements expiring at various times through 2006.

     Future minimum rental payments required under noncancelable leases are as follows:

YEAR                                                             AMOUNT
----                                                           ----------
2002........................................................   $1,017,641
2003........................................................      834,260
2004........................................................      690,767
2005........................................................      374,354
2006........................................................      304,535
Thereafter..................................................           --
                                                               ----------
     Total..................................................   $3,221,557
                                                               ==========

     Rent expense under operating leases aggregated approximately $434,000, $693,000 and $714,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

     Certain executive officers are entitled to receive bonuses upon the closing of a transaction which results in a change in control of the majority of the outstanding stock of the Company.

                       VASCO DATA SECURITY INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     From time to time, the Company has been involved in litigation incidental to the conduct of its business. Currently, the Company is not a party to any lawsuit or proceeding which, in management's opinion, is likely to have a material adverse effect on its business, financial condition or results of operations. (See Note 14.)

NOTE 12 -- RESTRUCTURING

     During the fourth quarter of 2001, the Company announced a restructuring of its operations to redirect resources to its core business, strong authentication and server software to enable enhanced security for the web, remote access, corporate networks and financial transactions. A reduction in workforce of approximately 60 employees occurred in the fourth quarter, along with the write-off of related intangible assets and property and equipment related to non-core activities.

     A restructuring charge of $4,284,000 was recorded in the fourth quarter. A breakdown of this charge is as follows:

Goodwill....................................................   $  266,000
Software licenses...........................................    2,772,000
Other intangibles...........................................       32,000
Severance and related costs.................................      901,000
Property and equipment......................................       36,000
Other.......................................................      277,000
                                                               ----------
     Total..................................................   $4,284,000
                                                               ==========

     Of the $901,000 in severance pay, $180,000 remained outstanding at the end of 2001. This balance is expected to be paid out by the end of the first quarter of 2002.

     Approximately 46 employees were terminated in the United States and 14 in Europe. Research and development activities were consolidated and are now performed primarily outside the United States and sales and marketing activities in the United States were reduced.

                       VASCO DATA SECURITY INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 13 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                      FIRST        SECOND         THIRD        FOURTH
                                     QUARTER       QUARTER       QUARTER       QUARTER
                                   -----------   -----------   -----------   -----------
2001
  Net sales......................  $ 7,872,725   $ 8,034,877   $ 4,788,409   $ 6,030,838
  Gross profit...................    5,080,000     5,128,699     2,440,006     3,487,659
  Operating expenses.............    6,202,943     6,654,486     6,463,891     9,920,551
  Operating loss.................   (1,122,943)   (1,525,787)   (4,023,885)   (6,432,892)
  Net loss.......................  $(1,038,574)  $(1,523,173)  $(3,579,534)  $(5,892,689)
  Basic and diluted net loss per
     share.......................  $     (0.05)  $     (0.06)  $     (0.14)  $     (0.21)
                                   ===========   ===========   ===========   ===========

2000
  Net sales......................  $ 5,551,927   $ 6,460,677   $ 5,669,766   $10,383,310
  Gross profit...................    3,688,973     4,087,309     3,354,769     6,865,660
  Operating expenses.............    4,264,906     4,245,363     5,699,225     6,387,843
  Operating income (loss)........     (575,933)     (158,054)   (2,344,456)      477,817
  Net income (loss)..............  $  (813,855)  $(1,250,068)  $(2,302,422)  $   204,573
  Basic and diluted net income
     (loss) per share............  $     (0.03)  $     (0.05)  $     (0.09)  $      0.01
                                   ===========   ===========   ===========   ===========

NOTE 14 -- SUBSEQUENT EVENT

     On March 13, 2002, a suit was filed against the Company claiming patent infringement, false designation of origin and tradedress infringement. The case is currently being evaluated by the Company and its legal counsel. The Company believes the suit is without merit. As the suit is in its early stages, management is unable to estimate the effect of this suit at this time.

                    VASCO DATA SECURITY INTERNATIONAL, INC.

                SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS

                                                                BAD DEBT
ALLOWANCE FOR DOUBTFUL ACCOUNTS                   BEGINNING     EXPENSE       ACCOUNTS      ENDING
FOR TRADE ACCOUNTS RECEIVABLE                      BALANCE     (RECOVERY)    WRITTEN OFF   BALANCE
-------------------------------                   ---------   ------------   -----------   --------
Year ended December 31, 1999....................  $ 55,000      $ 65,216      $      --    $120,216
Year ended December 31, 2000....................   120,216       195,161        (29,000)    286,377
Year ended December 31, 2001....................   286,377       259,714       (339,178)    206,913

                                                              OBSOLESCENCE
                                                  BEGINNING     EXPENSE       INVENTORY     ENDING
RESERVE FOR OBSOLETE INVENTORIES                   BALANCE     (RECOVERY)    WRITTEN OFF   BALANCE
--------------------------------                  ---------   ------------   -----------   --------
Year ended December 31, 1999....................  $129,000      $(36,000)     $ (93,000)   $     --
Year ended December 31, 2000....................        --       109,000       (109,000)         --
Year ended December 31, 2001....................        --        44,814        (44,814)         --

                 See accompanying independent auditors' report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2002.

                                          VASCO DATA SECURITY INTERNATIONAL,
                                          INC.

                                                /s/ MARIO R. HOUTHOOFT
                                          --------------------------------------
                                                    Mario R. Houthooft
                                          Chief Executive Officer and President

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED ON APRIL 15, 1999.

                               POWER OF ATTORNEY

     Each of the undersigned, in his capacity as an officer or director, or both, as the case may be, of VASCO Data Security International, Inc. does hereby appoint Mario Houthooft, and each of them severally, his true and lawful attorneys or attorney to execute in his name, place and stead, in his capacity as director or officer, or both, as the case may be, this Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and any and all amendments thereto and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission. Each of said attorneys shall have power to act hereunder with or without the other attorney and shall have full power and authority to do and perform in the name and on behalf of each of said directors or officers, or both, as the case may be, every act whatsoever requisite or necessary to be done in the premises, as fully and to all intents and purposes as to which each of said officers or directors, or both, as the case may be, might or could do in person, hereby ratifying and confirming all that said attorneys or attorney may lawfully do or cause to be done by virtue hereof.

                    SIGNATURE                                               TITLE
                    ---------                                               -----
              /s/ MARIO R. HOUTHOOFT                 Chief Executive Officer and President and Director
 -----------------------------------------------                (Principal Executive Officer)
                Mario R. Houthooft

               /s/ T. KENDALL HUNT                          Chairman and Executive Vice-President
 -----------------------------------------------
                 T. Kendall Hunt

               /s/ DENNIS D. WILSON                     Chief Financial Officer (Principal Financial
 -----------------------------------------------          Officer and Principal Accounting Officer)
                 Dennis D. Wilson

              /s/ CHRISTIAN DUMOLIN                                       Director
 -----------------------------------------------
                Christian Dumolin

             /s/ MICHAEL P. CULLINANE                                     Director
 -----------------------------------------------
               Michael P. Cullinane

              /s/ FORREST D. LAIDLEY                                      Director
 -----------------------------------------------
                Forrest D. Laidley

                 /s/ CHRIS LEBEER                                         Director
 -----------------------------------------------
                   Chris Lebeer

             /s/ MICHAEL A. MULSHINE                                      Director
 -----------------------------------------------
               Michael A. Mulshine