Form 10-K/A
period 2001-12-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2002-04-30
CIK 1044777

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-K/A
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      DOCUMENTS INCORPORATED BY REFERENCE

None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                            VACMAN SERVER FOR RADIUS

                                      LOGO

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

                           VACMAN SERVER FOR NETWORKS

                                      LOGO

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

                             VACMAN SERVER FOR WEB

                                      LOGO

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

                                      LOGO

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

COMPETITION

     The market for computer and network security solutions is very competitive and, like most technology-driven markets, is subject to rapid change and constantly evolving products and services. For both Digipass and VACMAN products, our main competitor is RSA Security, Inc.. There are many other companies such as Computer Associates International, Inc., Symantec, ActivCard and Entegrity Solutions, Inc. which offer hardware, software and services that range from simple locking mechanisms to sophisticated encryption technologies. We believe that competition in this market is likely to intensify as a result of increasing demand for security products.

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

     The following table sets forth the high and low closing bid quotations for the Common Stock for the periods indicated.

                                                               HIGH     LOW
                                                              ------   ------
2000
  First Quarter.............................................  $25.00   $ 6.63
  Second Quarter............................................   19.38    10.00
  Third Quarter.............................................   15.94     8.50
  Fourth Quarter............................................   13.94     4.81
2001
  First Quarter.............................................  $ 8.75   $ 5.00
  Second Quarter............................................    5.80     2.80
  Third Quarter.............................................    3.27     1.19
  Fourth Quarter............................................    2.98     1.00
2002
  First Quarter (thru March 13, 2002).......................  $ 3.30   $ 2.13

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                         YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------
                                             1997        1998      1999      2000       2001
                                            -------     -------   -------   -------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)(1)
STATEMENTS OF OPERATIONS DATA:
  Total revenues..........................  $13,208     $16,500   $19,397   $28,066   $ 26,727
  Operating loss..........................   (4,168)(2)  (1,327)     (893)   (2,601)   (13,106)
  Net loss available to common
     stockholders.........................   (6,242)(2)  (3,782)   (2,212)   (4,162)   (13,198)
  Basic and diluted loss per common
     share................................  $ (0.30)(2) $ (0.17)  $ (0.09)  $ (0.17)  $  (0.47)
  Shares used in computing per share
     amounts..............................   21,106      22,431    25,559    27,341     28,169
BALANCE SHEET DATA:
  Cash....................................  $ 2,065     $ 1,662   $ 2,576   $13,833   $  6,342
  Working capital (deficiency)............     (291)     (3,734)    2,473    14,307      6,672
  Total assets............................    9,004       9,557    12,318    29,313     17,451
  Long term obligations, less current
     portion..............................    8,618       8,436     8,409     3,764      3,668
  Common stock subject to redemption......      495          --        --        --         --
  Stockholders' equity (deficit)..........   (6,746)     (9,660)   (1,037)   17,348      7,147

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

                                                               PERCENTAGE OF REVENUE
                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     2000     2001
                                                              ------   ------   ------
Revenues....................................................  100.0%   100.0%   100.0%
Cost of goods sold..........................................   37.7     35.9     39.6
                                                              -----    -----    -----
Gross profit................................................   62.3     64.1     60.4
Operating costs:
  Sales and marketing.......................................   30.7     35.5     50.8
  Research and development..................................   18.5     15.5     18.6
  General and administrative................................   17.7     20.5     23.8
  Non-cash compensation.....................................     --      1.8      0.2
  Restructuring expenses....................................     --       --     16.0
                                                              -----    -----    -----
     Total operating costs..................................   66.9     73.3    109.4
                                                              -----    -----    -----
Operating loss..............................................   (4.6)    (9.2)   (49.0)
Interest income (expense)...................................   (4.2)     0.1      2.9
Other expense, net..........................................   (0.9)    (4.3)     1.1
                                                              -----    -----    -----
Loss before income taxes....................................   (9.7)   (13.4)   (45.0)
Provisions for income taxes.................................    1.7      1.4       --
                                                              -----    -----    -----
Net loss....................................................  (11.4)   (14.8)   (45.0)
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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information in response to this item is included in our consolidated financial statements, together with the report thereon of KPMG LLP, appearing on pages F-1 through F-17 of this Form 10-K, and in Item 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     T. Kendall "Ken" Hunt -- Mr. Hunt is Chairman of the Board and Executive Vice President. He served as our Chief Executive Officer through June 1999. He has been a director since July 1997 and currently serves a one-year term. He served since 1990 as Chairman and President of our predecessor, VASCO Corp. Mr. Hunt received a B.B.A. from the University of Miami, Miami, Florida and an M.B.A. from Pepperdine University, Malibu, California. Mr. Hunt is 58 years old.

     Michael P. Cullinane -- Mr. Cullinane has been a director since April 10, 1998 and currently serves a one-year term. He is the Chairman of our Audit Committee and a member of our Compensation Committee. Mr. Cullinane is currently the Executive Vice President and Chief Financial Officer of Divine, Inc. From 1988 to June 1999 he served as Executive Vice President, Chief Financial Officer and a director of PLATINUM Technology International, Inc. PLATINUM Technology International, Inc. provides software products and consulting services that help Global IT organizations manage and improve their IT infrastructure, which consists of data, systems, and applications. Mr. Cullinane is a director of Divine, Inc., Made 2 Manage Systems, Inc. and Interactive Intelligence, Inc., all of which are public companies. Mr. Cullinane received a B.B.A. from the University of Notre Dame, South Bend, Indiana. Mr. Cullinane is 52 years old.

     Christian Dumolin -- Mr. Dumolin has been a director since April 23, 1999 and currently serves a one-year term. He is a member of our Audit Committee. Mr. Dumolin is President and CEO of Koceram NV/SA since 1980. Koceram is a producer of building products, developing business through several subsidiaries, including Koramic Building Products NV/SA and TrustCapital NV/SA, both of which are quoted on the Brussels' (Belgium) Stock Exchange. In addition, Koceram is involved in financial activities (development and venture capital) and real estate activities. Mr. Dumolin is also a member of the Council of Regency of the National Bank of Belgium. Mr. Dumolin is 56 years old.

     Mario R. Houthooft -- Mr. Houthooft serves as our Chief Executive Officer, President and a Director. Mr. Houthooft was elected to our Board of Directors as of April 10, 1998 and currently serves a one-year term. From 1992 until joining us, he served in various management roles with Lintel Security. Prior to that time, Mr. Houthooft held a number of positions with Cryptech Company, which he founded, from 1985 until 1992. He received a degree in Electrical Engineering from University of Ghent, Ghent, Belgium. Mr. Houthooft is 49 years old.

     Forrest D. Laidley -- Mr. Laidley has been a director since July 1997 and currently serves a one-year term. Mr. Laidley was our Secretary from our inception through September 2000. He has been involved with us and our predecessor, VASCO Corp., for certain periods since 1984 in similar capacities and currently serves as Chairman of our Compensation Committee. Mr. Laidley is a partner in the law firm of Tressler, Soderstrom, Maloney & Priess, where he has practiced since 1999. Prior to that he was a partner in the law firm of Laidley & Porter (a predecessor firm) in Libertyville, Illinois since 1985. He serves on the Advisory Council on Main Street Libertyville and is a director of Harris Bank Libertyville, an Illinois chartered banking institution, and is President and sole stockholder of Forrest Properties, Inc., an Illinois real estate development corporation. Mr. Laidley received a B.A. in History from Yale University, New Haven, Connecticut and a J.D. from DePaul University, Chicago, Illinois. Mr. Laidley is 58 years old.

     Chris Lebeer -- Mr. Lebeer has been a director since June, 2001 and currently serves a one-year term. Mr. Lebeer has been Chief Executive Officer of Banksys, a high-technology firm based in Brussels, Belgium that develops and processes end-to end electronic payment systems, since 1999. Between 1990 and 1999, he was with Bekaert Steel Wire Corporation, where he was responsible for the company's world-wide operations and served on the executive committee of its $1 billion Steel Cord Division. Mr. Lebeer serves on the Boards of Directors of Belgium-based Proton World International and Lannoo Publishing. He received Master's Degrees in Chemical Engineering and Applied Economics from the University of Leuven, Leuven, Belgium and a Master's Degree in Engineering and Management from the Massachusetts Institute of Technology, Cambridge, Massachusetts. Mr. Lebeer is 47 years old.

     Michael A. Mulshine -- Mr. Mulshine has been a director since July 1997 and currently serves a one-year term. He served since 1992 as a director of our predecessor, VASCO Corp. He is a member of our Audit Committee and Compensation Committee. He is, and since 1977 has been, a principal of Osprey Partners, a management consulting firm. Since 1985 he has been a director and Secretary of SEDONA Corporation, a developer and marketer of enterprise scale Internet solutions. Mr. Mulshine received a B.S. in Electrical Engineering from Newark College of Engineering, Newark, New Jersey. Mr. Mulshine is 62 years old.

EXECUTIVE OFFICERS

     T. Kendall "Ken" Hunt -- Mr. Hunt is Chairman of the Board and Executive Vice President. He served as our Chief Executive Officer through June 1999. He has been a director since July 1997. He served since 1990 as Chairman and President of our predecessor, VASCO Corp. Mr. Hunt received a B.B.A. from the University of Miami, Miami, Florida and an M.B.A. from Pepperdine University, Malibu, California. Mr. Hunt is 58 years old.

     Mario R. Houthooft -- Mr. Houthooft serves as our Chief Executive Officer, President and a Director. Mr. Houthooft was elected to our Board of Directors as of April 10, 1998. From 1992 until joining us, he served in various management roles with Lintel Security. Prior to that time, Mr. Houthooft held a number of positions with Cryptech Company, which he founded, from 1985 until 1992. He received a degree in Electrical Engineering from University of Ghent, Ghent, Belgium. Mr. Houthooft is 49 years old.

     Jan Valcke -- Mr. Valcke is Executive Vice President Sales and Marketing. Mr. Valcke has been an officer of the Company since 1996. From 1992 to 1996, he was Vice-President of Sales and Marketing of Digipass NV/SA, a member of the Digiline group. He co-founded Digiline in 1988 and was a member of the Board of Directors of Digiline. Mr.Valcke received a degree in Science from Kortrijk High School in Kortrijk, Belgium. Mr. Valcke is 50 years old.

     Dennis D. Wilson -- Mr. Wilson is Executive Vice President and Chief Financial Officer. Mr. Wilson has been an officer of the Company since March, 2000. From 1994 to 2000, Mr. Wilson was Chief Accounting Officer of Schawk, Inc., a multi-national company located in Des Plaines, Illinois and listed on the New York Stock Exchange. Previously, he held a senior financial management position with Ernst & Young, in Chicago. Mr. Wilson holds a B.S. degree from Bowling Green State University and is a Certified Public Accountant. Mr. Wilson is 50 years old.

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table sets forth all compensation awarded to, earned by, or paid for services rendered to VASCO and our subsidiaries in all capacities during the three years ended December 31, 1999, 2000 and 2001 for our Chief Executive Officer and President and Executive Vice Presidents, who are the only executive officers of VASCO and our subsidiaries whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers").

                                                                   LONG-TERM COMPENSATION
                                                                  -------------------------
                                     ANNUAL COMPENSATION                   AWARDS
                                              $                   -------------------------   PAYOUTS
                               --------------------------------   RESTRICTED    SECURITIES    -------
                                                   OTHER ANNUAL     STOCK       UNDERLYING     LTIP      ALL OTHER
NAME AND PRINCIPAL             SALARY     BONUS    COMPENSATION    AWARD(S)    OPTIONS/SARS   PAYOUTS   COMPENSATION
POSITION                YEAR     ($)       ($)         ($)           ($)           (#)          ($)         ($)
------------------      ----   -------   -------   ------------   ----------   ------------   -------   ------------
Mario R.
  Houthooft(1)........  2001   225,000   110,000          --           --        120,000         --        92,960
  Chief Executive
    Officer,            2000   167,480        --          --           --             --         --            --
  President and         1999   165,000        --          --           --        430,000         --            --
  Director
T. Kendall Hunt.......  2001   165,000    25,000          --           --         90,000         --            --
  Executive Vice        2000   165,000        --          --           --         30,000         --            --
  President and         1999   165,000        --          --           --         30,000         --            --
  Chairman of the
  Board
Jan Valcke(2).........  2001   155,000    45,000          --           --         50,000         --        40,500
  Executive Vice        2000   113,640    34,250          --           --             --         --            --
  President of          1999   142,800        --          --           --        115,000         --            --
  Sales and
  Marketing
Dennis D. Wilson(3)...  2001   155,000    45,000          --           --         50,000         --            --
  Executive Vice        2000    94,170    15,000          --           --             --         --            --
  President, Chief       --         --        --          --           --        100,000         --            --
  Financial Officer
  and Secretary

---------------

(1) Mr. Houthooft was appointed President and Chief Executive Officer on June 16, 1999.

(2) Mr. Valcke became an executive officer of VASCO on December 28, 1999.

(3) Mr. Wilson was not an employee of VASCO during 1999.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table sets forth all options granted to the Named Executive Officers during 2001.

                               INDIVIDUAL GRANTS                                   POTENTIAL REALIZABLE
                          ---------------------------                                VALUE AT ASSUMED
                           NUMBER OF      PERCENT OF                                 ANNUAL RATES OF
                           SECURITIES       TOTAL                                      STOCK PRICE
                           UNDERLYING    OPTIONS/SARS                                APPRECIATION FOR
                          OPTIONS/SARS    GRANTED TO    EXERCISE OF                   OPTION TERM(2)
                            GRANTED      EMPLOYEES IN   BASE PRICE    EXPIRATION   --------------------
NAME                         (#)(1)      FISCAL YEAR      ($/SH)         DATE       5%($)      10%($)
----                      ------------   ------------   -----------   ----------   --------   ---------
Mario R. Houthooft......    120,000          9.62%         1.25       11/30/2011    94,320     239,040
T. Kendall Hunt.........     90,000          7.21%         1.25       11/30/2011    70,740     179,280
Jan Valcke..............     50,000          4.01%         1.25       11/30/2011    39,300      99,600
Dennis D. Wilson........     50,000          4.01%         1.25       11/30/2011    39,300      99,600

---------------

(1) Vesting schedule is based on a time period of 36 months, with 6/36th of the options vesting at the end of the first six months and 1/36th of the options vesting each month thereafter on the last day of each month.

(2) The potential realizable value amounts shown illustrate the values that might be realized upon exercise immediately prior to the expiration of their term using five percent and ten percent appreciation rates as required to be used in this table by the Securities and Exchange Commission, compounded annually, and are not intended to forecast future appreciation, if any, of our stock price. Additionally, these values do not take into consideration the provisions of the options providing for nontransferability or termination of the options following termination of employment. Therefore, the actual values realized may be greater or less than the potential realizable values set forth in the table.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

     The following table sets forth the aggregate value as of December 31, 2001 of unexercised stock options held by the Named Executive Officers. The Named Executive Officers did not exercise any stock options during 2001 and the relevant columns have, therefore, been omitted.

                                           NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                          UNDERLYING UNEXERCISED             IN-THE-MONEY
                                          OPTIONS/SARS AT FISCAL        OPTIONS/SARS AT FISCAL
                                               YEAR-END (#)                 YEAR-END($)(1)
                                        ---------------------------   ---------------------------
NAME                                    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                    -----------   -------------   -----------   -------------
Mario R. Houthooft....................    375,000        470,000       (648,875)      (158,400)
T. Kendall Hunt.......................    144,500        250,500       (300,613)      (114,788)
Jan Valcke............................     71,750        233,750        (90,075)       (30,050)
Dennis D. Wilson......................         --        300,000             --       (948,000)

---------------

(1) Market value of underlying securities is based on the closing price of the Common Stock as reported on the Nasdaq National market on December 31, 2001 ($2.10) minus the exercise price.

COMPENSATION OF DIRECTORS

     The Compensation Committee of our Board of Directors reviews and sets the salaries and incentive compensation for our executive officers, directors and other key personnel. The Compensation Committee also administers our stock option plan. In its capacity as administrator of the stock option plan, the Compensation Committee has authority to grant stock options and determine the terms thereof. The members of the Compensation Committee for 2001 were: Forrest
D. Laidley, Michael P. Cullinane and Michael A. Mulshine.

     Each of our directors received a quarterly cash payment of $3,750 in connection with his service on the Board of Directors in 2001. Our directors are also reimbursed for expenses incurred in connection with their attendance at periodic Board meetings. In addition, non-employee directors are eligible to receive stock option grants from time to time. In 2001, options to purchase 10,000 shares of our Common Stock, at a per share exercise price of $1.25, were issued to each of Messrs. Cullinane, Dumolin, Laidley, Lebeer and Mulshine.

EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS

     Mr. Hunt's salary and bonus are determined pursuant to his employment agreement dated July 1, 1998. Mr. Hunt's annual salary, his bonus and stock options will be determined by the Compensation Committee for each fiscal year of the Company during the employment period. In 2001, Mr. Hunt received a base salary of $165,000, a cash bonus totaling $25,000 and 90,000 stock options. His severance and non-compete agreements are outlined below:

                                                                 NUMBER OF MONTHS
                                                              -----------------------
                                                              SEVERANCE   NON-COMPETE
                                                              ---------   -----------
Terminated by the Company without cause.....................     18           18
Terminated by the Company with Cause........................      0           12
Executive quits without good reason.........................     12           12
Executive quits with good reason............................     18           18
Terminated due to a change of control.......................     36           12
Executive quits for good reason due to a change of
  control...................................................     36           12

     Mr. Houthooft's salary and bonus are determined pursuant to a consulting agreement dated January 31, 1997. Mr. Houthooft's annual salary, his bonus and stock options will be determined by the Compensation Committee for each fiscal year of the Company during the employment period. In 2001, Mr. Houthooft received a base salary of $225,000, a cash bonus totaling $110,000 and 120,000 stock options. Mr. Houthooft also received $92,960 in expense reimbursements. His severance and non-compete arrangements under the consulting agreement are outlined below:

                                                                 NUMBER OF MONTHS
                                                              -----------------------
                                                              SEVERANCE   NON-COMPETE
                                                              ---------   -----------
Terminated by the Company without cause.....................       6            1
Terminated by the Company with Cause........................       0            1
Executive quits without good reason.........................       6            1
Executive quits with good reason............................       0            1
Terminated due to a change of control.......................    None         None
Executive quits for good reason due to a change of
  control...................................................    None         None

     Mr. Valcke's salary and bonus are determined pursuant to a consulting agreement dated December 7, 1999. Mr. Valcke's annual salary, his bonus and stock options will be determined by the Compensation Committee for each fiscal year of the Company during the employment period. In 2001, Mr. Valcke received a base salary of $155,000, a cash bonus totaling $45,000 and 50,000 stock options. He also received $40,500 in expense reimbursements. His severance and non-compete arrangements under the consulting agreement are outlined below:

                                                                 NUMBER OF MONTHS
                                                              -----------------------
                                                              SEVERANCE   NON-COMPETE
                                                              ---------   -----------
Terminated by the Company without cause.....................       1            6
Terminated by the Company with Cause........................       0            6
Executive quits without good reason.........................       1            6
Executive quits with good reason............................       0            6
Terminated due to a change of control.......................    None         None
Executive quits for good reason due to a change of
  control...................................................    None         None

     During 2001, the Compensation Committee of our Board of Directors proposed, and the Board of Directors adopted, a plan whereby each of our Named Executive Officers would receive a bonus equal to 2.99 times his current annualized compensation upon the closing of a transaction that results in a change-in-control. The dollar amount of any such bonus cannot be determined until a change in control occurs, but will exceed $100,000 for each Named Executive Officer.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     For 2001, our Compensation Committee was comprised of Messrs. Laidley, Cullinane and Mulshine. Forrest D. Laidley serves as a Director and our Secretary. Mr. Laidley was a partner in the law firm of Laidley & Porter which has performed various legal services for us since our inception. Mr. Laidley and his former partners have made equity investments in us from time to time through various private placements and are currently stockholders and warrant holders. Mr. Laidley's law firm, Tressler, Soderstrom, Maloney & Priess, is currently performing legal services for us. Mr. Laidley's services currently are and have been on a no compensation basis, although his firm is compensated for services rendered to us by attorneys other than Mr. Laidley. Mr. Laidley's firm was paid approximately $10.00 as reimbursement for a disbursement on our behalf during the year ended December 31, 2001.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

     Section 16(a) of the Exchange Act requires directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission and The Nasdaq Stock Market, Inc. Directors, executive officers and beneficial owners of more than 10% of the outstanding shares of Common Stock are required by Commission regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms or written representations that no reports under Section 16(a) were required, we believe that for the year period ended December 31, 2001, all of its directors, executive officers and greater than 10% beneficial owners complied with Section 16(a) filing requirements applicable to them.

         REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

OVERVIEW

     Our Board of Directors established a Compensation Committee in March of 1998. For 2001, the Compensation Committee consisted of Messrs. Laidley, Cullinane and Mulshine, none of whom is employed by the Company, and none of whom has any "interlocking" relationships as defined for proxy statement disclosure purposes.

     The Compensation Committee is responsible for determining the compensation for our officers and employees. In accordance with its right to do so, the Committee has elected to delegate the fixing of salaries below certain levels to VASCO's Chief Executive Officer. The Compensation Committee also administers our Amended and Restated 1997 Stock Option Plan ("Amended and Restated Option Plan") and the Executive Incentive Compensation Plan ("Incentive Plan"), including the designation of which officers, key employees and directors shall receive options under the Option Plan and the amount, terms, pricing, and vesting provisions of options granted pursuant to the Option Plan.

EXECUTIVE COMPENSATION PHILOSOPHY

     We operate in the competitive technology industry and view our ability to attract and retain highly qualified and dedicated executives and key employees as a critical component of our future success. We strive to maintain an entrepreneurial atmosphere and to maintain a low cost operating structure. Consequently, we employ a combination of salary, bonuses and stock options to reward, retain and provide incentives to our executives and key employees.

2001 CHIEF EXECUTIVE OFFICER COMPENSATION

     The Compensation Committee believes that VASCO compensated Mr. Houthooft, the Chief Executive Officer of the Company, below the market value for his services in 2001. Mr. Houthooft's cash compensation was set at this level to provide an example for the balance of the Company's management team. Given this and the relative performance of the Company during 2001, the Compensation Committee of the Company believes that Mr. Houthooft's compensation is appropriate.

2001 COMPENSATION OF OTHER EXECUTIVE OFFICERS

     Although we strove to maintain a low cost operating structure, our Compensation Committee aimed to set other executives' and key employees' salaries at a competitive level. The base salary for each executive officer is set on the basis of personal performance and the salary level in effect for comparable positions at companies that compete for executive talent.

     At our 1999 Annual Meeting of Stockholders, VASCO's stockholders approved the Amended and Restated Option Plan. The Amended and Restated Option Plan was designed to serve as a performance incentive to encourage our executives, key employees and others to acquire or increase a proprietary interest in the success of VASCO. The Compensation Committee believes that, over a period of time, our share performance will, to a great extent, reflect executive and key employee performance.

     The Amended and Restated Option Plan provides that options may be granted at the discretion of the Compensation Committee, in such amounts and subject to such conditions as the Compensation Committee may determine in accordance with the terms thereof. Options granted to employees are priced at market, are generally fully vested after five years and expire at the end of ten years.

     The Executive Incentive Compensation Plan covers our eligible executives and key employees (each a "participant"), with such eligibility determined at the end of each year at the sole discretion of the Compensation Committee. Awards are based on prior year operating results, such results being subject to audit by our independent accountants, and are distributed following the completion of such audit.

     The Executive Incentive Compensation Plan allows for the creation of a cash pool ("Pool") in the amount of 10% of the Company's annual pre-tax earnings. Fifty percent (50%) of the Pool is awarded to the participants based on each participant's earned salary as a percentage of all participants' salaries. The remaining fifty percent (50%) is awarded at the sole discretion of the Compensation Committee. Based on this formula, no awards were made under the Executive Incentive Compensation Plan during 2001.

     Awards, in whole or in part, may be offered in the form of shares of the Common Stock or cash at the sole discretion of the Compensation Committee and the Compensation Committee also may elect to delegate the choice of cash or stock to the individual participants. To the extent that shares of stock are awarded in lieu of cash, the number of shares is based on the market value of the Common Stock on the date the award is determined, and are taxable to the participant in the year the award is granted. Such shares are restricted and cannot be sold or transferred except pursuant to registration under the Securities Act or an exemption from such registration.

                                          Respectfully submitted,

                                          Forrest D. Laidley, Chairman
                                          Michael P. Cullinane
                                          Michael A. Mulshine

                            STOCK PERFORMANCE GRAPH

     The Common Stock commenced trading on the NASD Electronic Bulletin Board on March 28, 1998. On April 7, 2000, the Common Stock commenced trading on the Nasdaq National Market. The Stock Performance Graph below compares the cumulative total return through December 31, 2001, assuming reinvestment of dividends, by an investor who invested $100.00 on March 28, 1998 in each of (i) the Common Stock, (ii) the Russell 2000 index, (iii) the Standard Industrial Code (SIC) Index 3577 -- Computer Peripheral Equipment, NEC and (iv) a comparable industry (the "Peer Group") index selected by VASCO as described below. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

                        COMPARE CUMULATIVE TOTAL RETURN
                 AMONG VASCO DATA SECURITY INTERNATIONAL, INC.,
                    RUSSELL 2000 INDEX AND PEER GROUP INDEX

                              [PERFORMANCE GRAPH]

------------------------------------------------------------------------------------
                             3/23/98    12/31/98    12/31/99    12/31/00    12/31/01
------------------------------------------------------------------------------------
 VASCO Data Security
  International, Inc.        100.00       59.40      159.38      107.50       42.00
 SIC Code Index              100.00      167.36      358.96      276.24      131.36
 Russell 2000 Index          100.00       88.31      105.62      101.06      102.09
 Peer Group Index            100.00       68.68      208.23      150.51       92.86

Assumes $100 invested on March 23, 1998; assumes dividend reinvested; fiscal year ending December 31, 2001.

     The Peer Group reflected above is made up of the following companies:
ActivCard S.A., Netegrity Inc., RSA Security Inc. and Secure Computing.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of March 31, 2002 for each person or entity who is known to us to beneficially own five percent or more of the Common Stock. For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares as of a given date which such person has the right to acquire within 60 days after such date.

                               NAME AND ADDRESS           AMOUNT AND NATURE
CLASS OF SECURITIES          OF BENEFICIAL OWNER       OF BENEFICIAL OWNERSHIP   PERCENT OF CLASS
-------------------       --------------------------   -----------------------   ----------------
Common..................  T. Kendall Hunt                    10,264,474(1)           35.171%
                          1901 S. Meyers Road
                          Ste. 210
                          Oakbrook Terrace, IL 60181

---------------

(1) Includes 200,000 shares held in the T. Kendall Hunt Charitable Remainder Trust and 1,111,300 shares held by Barbara J. Hunt, Mr. Hunt's spouse, as to which shares Mr. Hunt disclaims beneficial ownership.

     The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of March 31, 2002 for (i) each of our directors, (ii) each of our named executive officers, and (iii) all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them unless otherwise indicated. For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares as of a given date which such person has the right to acquire within 60 days after such date.

                                                        AMOUNT AND NATURE
                              NAME AND ADDRESS OF         OF BENEFICIAL
  CLASS OF SECURITIES          BENEFICIAL OWNER           OWNERSHIP(1)      PERCENT OF CLASS
  -------------------         -------------------       -----------------   ----------------
Common..................  T. Kendall Hunt                  10,264,474(2)         35.171%
                          1901 S. Meyers Road
                          Ste. 210
                          Oakbrook Terrace, IL 60181
Common..................  Forrest D. Laidley                  676,903             2.319%
                          552 Stevenson Drive
                          Libertyville, IL 60048
Common..................  Michael P. Cullinane                 29,500             0.101%
                          2233 Edgebrook Drive
                          Lisle, IL 60532
Common..................  Christian Dumolin                   870,643(3)          2.983%
                          Ter Bede Business Center
                          B-8500 Kortrijk, Belgium
Common..................  Mario R. Houthooft                  621,286             2.129%
                          Koningin Astridlaan 164
                          B-1780 Wemmel, Belgium
Common..................  Michael A. Mulshine                 163,050             0.238%
                          2517 Route 35, suite D-201
                          Manasquan, NJ 08736
Common..................  Jan Valcke                           83,583             0.286%
                          Koningin Astridlaan 164
                          B-1780 Wemmel, Belgium
Common..................  Dennis D. Wilson                      8,633             0.030%
Common..................  Chris Lebeer                          7,500             0.026%
Common..................  All Executive Officers and       12,725,572            43.604%
                          Directors as a Group
                          (9 persons)

---------------

(1) The number of shares beneficially owned by each director and executive officer is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after March 31, 2002 through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

(2) Includes 200,000 shares held in the T. Kendall Hunt Charitable Remainder Trust and 1,111,300 shares held by Barbara J. Hunt, Mr. Hunt's spouse, as to which shares Mr. Hunt disclaims beneficial ownership.

(3) Includes 857,143 shares held by Trust Capital Technology NV/SA, an entity of which Mr. Dumolin is the chief executive officer. Mr. Dumolin disclaims beneficial ownership of all of these shares.

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

     (3) The following exhibits are filed with this Form 10-K or incorporated by reference as set forth in the next page:

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  +3.1    Certificate of Incorporation of Registrant, as amended.
 ++3.2    Bylaws of Registrant, as amended and restated.
   4.1    Intentionally Omitted.
  +4.2    Specimen of Registrant's Common Stock Certificate.
   4.3    Intentionally Omitted.
  +4.4    Form of Letter of Transmittal and Release.
  +4.5    Form of Registrant's Warrant Agreement.
  +4.6    Form of Registrant's Option Agreement.
  +4.7    Form of Registrant's Convertible Note Agreement.
 +10.1    Netscape Communications Corporation OEM Software Order Form
          dated March 18, 1997 between VASCO Data Security, Inc. and
          Netscape Communications Corporation.**
 +10.2    License Agreement between VASCO Data Security, Inc. and
          SHIVA Corporation effective June 5, 1997.**
 +10.3    Heads of Agreement between VASCO Data Security
          International, Inc., VASCO Data Security Europe S.A.,
          Digiline International Luxembourg, Digiline S.A., Digipass
          S.A., Dominique Colard and Tops S.A. dated May 13, 1996.
 +10.4    Agreement relating to additional terms and conditions to the
          Heads of Agreement dated July 9, 1996, among the parties
          listed in Exhibit 10.3.
 +10.5    Agreement between VASCO Data Security International, Inc.,
          VASCO Data Security Europe SA/NV, Mario Houthooft and Guy
          Denudt dated March 1, 1996.
 +10.6    Asset Purchase Agreement dated as of March 1996 by and
          between Lintel Security SA/NV and Lintel SA/NV, Mario
          Houthooft and Guy Denudt.
 +10.7    Management Agreement dated January 31, 1997 between LINK
          BVBA and VASCO Data Security NV/SA (concerning services of
          Mario Houthooft).
 +10.8    Sublease Agreement by and between VASCO Data Security
          International, Inc. and APL Land Transport Services, Inc.
          dated as of August 29, 1997.
 +10.9    Office Lease by and between VASCO Data Security
          International, Inc. and LaSalle National Bank, not
          personally, but as Trustee under Trust Agreement dated
          September 1, 1997, and known as Trust Number 53107, dated
          July 22, 1985.
 +10.10   Lease Agreement by and between TOPS S.A. and Digipass S.A.
          effective July 1, 1996.
 +10.11   Lease Agreement by and between Perkins Commercial Management
          Company, Inc. and VASCO Data Security, Inc. dated November
          21, 1995.
 +10.12   Asset Purchase Agreement by and between VASCO Data Security
          International, Inc. and Wizdom Systems, Inc. dated August
          20, 1996.
 +10.13   1997 VASCO Data Security International, Inc. Stock Option
          Plan, as amended.
 +10.14   Distributor Agreement between VASCO Data Security, Inc. and
          Hucom, Inc. dated June 3, 1997.**
 +10.15   Non-Exclusive Distributor Agreement by and between VASCO
          Data Security, Inc. and Concord-Eracom Nederland BV dated
          May 1, 1994.**
 +10.16   Banque Paribas Belgique S. A. Convertible Loan Agreement for
          $3.4 million.
 +10.17   Pledge Agreement dated July 15, 1997 by and between T.
          Kendall Hunt and Banque Paribas Belgique S.A.
 +10.18   Engagement Letter between Banque Paribas S.A. and VASCO Data
          Security International, Inc. dated June 20, 1997, as
          amended.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 +10.19   Financing Agreement between Generale Bank and VASCO Data
          Security International, Inc. dated as of June 27, 1997.
 +10.20   Letter Agreement between Generale Bank and VASCO Data
          Security International, Inc. dated June 26, 1997.
 +10.21   Form of Warrant dated June 16, 1997 (with Schedule).
 +10.22   Form of Warrant dated October 31, 1995 (with Schedule).
 +10.23   Form of Warrant dated March 7, 1997 (with Schedule).
 +10.24   Form of Warrant dated August 13, 1996 (with Schedule).
 +10.25   Form of Warrant dated June 27, 1996 (with Schedule).
 +10.26   Form of Warrant dated June 27, 1996 (with Schedule).
 +10.27   Convertible Note in the principal amount of $500,000.00,
          payable to Generale de Banque dated July 1, 1997 (with
          Schedule).
 +10.28   Agreement by and between VASCO Data Security NV/SA and S.I.
          Electronics Limited effective January 21, 1997.**
 +10.29   Agreement effective May 1, 1993 by and between Digipass s.a.
          and Digiline s.a.r.l.
 +10.30   VASCO Data Security, Inc. purchase order issued to National
          Electronic & Watch Co. LTD.**
 +10.31   VASCO Data Security, Inc. purchase order issued to Micronix
          Integrated Systems.**
 +10.32   Agreement between Registrant and VASCO Data Security
          International, Inc. dated as of August 25, 1997.
 +10.33   Convertible Note dated June 1, 1996 made payable to Mario
          Houthooft in the principal amount of $373,750.00.
 +10.34   Convertible Note dated June 1, 1996 made payable to Guy
          Denudt in the principal amount of $373,750.00.
 +10.35   Osprey Partners Warrant (and Statement of Rights to Warrant
          and Form of Exercise) issued June 1, 1992.
 +10.36   Registration Rights Agreement dated as of October 19, 1995 between certain purchasing shareholders and VASCO Data
          Security International, Inc.
 +10.37   First Amendment to Registration Rights Agreement dated July
          1, 1996.
 +10.38   Second Amendment to Registration Rights Agreement dated
          March 7, 1997.
 +10.39   Purchase Agreement by and between VASCO Data Security
          International, Inc. and Kyoto Securities Ltd.
 +10.40   Convertible Note dated May 28, 1996 payable to Kyoto
          Securities, Ltd. in principal amount of $5 million.
 +10.41   Amendment to Purchase Agreement and Convertible Note by and
          between VASCO Data Security International, Inc. and Kyoto
          Securities, Ltd.
 +10.42   Executive Incentive Compensation Plan.
 +10.43   Letter for Credit granted by Generale de Banque to Digipass
          SA dated January 27, 1997.
++10.44   License Agreement dated as of March 25, 1998 by and between
          VASCO Data Security International, Inc., for itself and its subsidiaries, and Lernout & Hauspie Speech Products N.V.
++10.45   Loan Agreement dated as of March 31, 1998 by and between
          Lernout & Hauspie Speech Products N.V. and VASCO Data
          Security International, Inc.
++10.46   Convertible Note dated April 1, 1998 payable to Lernout &
          Hauspie Speech Products N.V. in the principal amount of $3 million.
 #10.47   Amendment I dated as of December 31, 1998 to the License
          Agreement dated as of March 25, 1998 by and between VASCO
          Data Security International, Inc., for itself and its
          subsidiaries, and Lernout & Hauspie Speech Products N.V.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  10.48   Acquisition of Identikey, Ltd. (Incorporated by
          reference -- Form 8-K filed March 29, 2001.)
  10.49   Agreement with Artesia Bank to revise the terms of the $3.4 million convertible loan. (Incorporated by reference -- Form
          8-K filed August 9, 2001.)
  21      Subsidiaries of Registrant. (Incorporated by
          reference -- Form 10-K filed April 2, 2001.)
  23      Consent of KPMG LLP.

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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders VASCO Data Security International, Inc.:

     We have audited the accompanying consolidated balance sheets of VASCO Data Security International, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 2001 and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the accompanying consolidated financial statement Schedule II -- Valuation and Qualifying Accounts. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

/s/ KPMG LLP

Chicago, Illinois
February 15, 2002, except as to Note 14, which is as of March 13, 2002

                    VASCO DATA SECURITY INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           2001
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash......................................................  $ 13,832,645   $  6,342,440
  Accounts receivable, net of allowance for doubtful
    accounts of
    $286,377 and $206,913 in 2000 and 2001..................     6,486,397      3,791,916
  Inventories, net..........................................     1,111,751      2,012,567
  Prepaid expenses..........................................       463,094        405,815
  Deferred income taxes.....................................        83,000         83,000
  Other current assets......................................       532,081        661,597
                                                              ------------   ------------
      Total current assets..................................    22,508,968     13,297,335
Property and equipment
  Furniture and fixtures....................................     1,350,616      1,733,349
  Office equipment..........................................     4,043,015      2,070,090
                                                              ------------   ------------
                                                                 5,393,631      3,803,439
  Accumulated depreciation..................................    (1,596,102)    (2,088,939)
                                                              ------------   ------------
                                                                 3,797,529      1,714,500
Goodwill and other intangible assets, net of accumulated
  amortization of $3,697,456 in 2000 and $4,621,160 in
  2001......................................................     1,438,537      2,411,888
Other assets................................................     1,568,285         27,273
                                                              ------------   ------------
      Total assets..........................................  $ 29,313,319   $ 17,450,996
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt......................  $    362,250   $    158,990
  Accounts payable..........................................     2,790,698      3,326,652
  Deferred revenue..........................................     1,950,322        869,893
  Other accrued expenses....................................     3,098,284      2,269,468
                                                              ------------   ------------
      Total current liabilities.............................     8,201,554      6,625,003
Long-term debt, less current maturities.....................     3,763,858      3,667,882
Minority interest...........................................            --         11,023
Stockholders' equity:
  Series C Convertible Preferred Stock, $.01 par
    value -- 500,000 shares authorized; 150,000 shares
    issued and outstanding in 2000 and 2001.................     6,780,098      7,944,082
  Common stock, $.001 par value -- 75,000,000 shares
    authorized;
    27,866,583 shares issued and outstanding in 2000
    28,263,058 shares issued and outstanding in 2001........        27,867         28,263
  Additional paid-in capital................................    36,871,200     37,693,098
  Accumulated deficit.......................................   (26,035,112)   (38,069,082)
  Accumulated other comprehensive loss -- cumulative
    translation adjustment..................................      (296,146)      (449,273)
                                                              ------------   ------------
      Total stockholders' equity............................    17,347,907      7,147,088
                                                              ------------   ------------
      Total liabilities and stockholders' equity............  $ 29,313,319   $ 17,450,996
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

                    VASCO DATA SECURITY INTERNATIONAL, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                                                            ACCUMULATED
                                                                                                               OTHER
                                  PREFERRED STOCK          COMMON STOCK       ADDITIONAL                   COMPREHENSIVE
                                --------------------   --------------------     PAID-IN     ACCUMULATED       INCOME
DESCRIPTION                     SHARES      AMOUNT       SHARES     AMOUNT      CAPITAL       DEFICIT         (LOSS)
-----------                     -------   ----------   ----------   -------   -----------   ------------   -------------
BALANCE AT 12/31/98...........       --   $       --   22,805,689   $22,806   $ 9,891,116   $(19,660,856)    $  86,981
                                =======   ==========   ==========   =======   ===========   ============     =========
Net loss......................       --           --           --        --            --     (2,212,484)           --
Foreign currency translation
  adjustment..................       --           --           --        --            --             --        20,650
Exercise of stock options.....       --           --      158,000       158        44,067             --            --
Exercise of stock warrants....       --           --      200,000       200        49,800             --            --
Issuance of common stock......       --           --    3,486,308     3,486    11,468,791             --            --
Common stock repurchased and
  retired.....................       --           --     (187,914)     (188)     (751,387)            --            --
                                -------   ----------   ----------   -------   -----------   ------------     ---------
BALANCE AT 12/31/99...........       --   $       --   26,462,083   $26,462   $20,702,387   $(21,873,340)    $ 107,631
                                =======   ==========   ==========   =======   ===========   ============     =========
Net loss......................       --           --           --        --            --     (4,161,772)           --
Foreign currency translation
  adjustment..................       --           --           --        --            --             --      (403,777)
Exercise of stock options.....       --           --      342,400       342       556,871             --            --
Exercise of stock warrants....       --           --      303,625       304     1,724,413             --            --
Conversion of note and
  interest to common stock....       --           --      435,910       436     5,164,618             --            --
Stock issued for
  acquisition.................       --           --      322,565       323         1,266             --            --
Issuance of series C preferred
  stock.......................  150,000    6,198,106           --        --     8,801,894             --            --
Preferred stock accretion.....       --      581,992           --        --      (581,992)            --            --
Non-cash compensation.........       --           --           --        --       501,743             --            --
                                -------   ----------   ----------   -------   -----------   ------------     ---------
BALANCE AT 12/31/00...........  150,000   $6,780,098   27,866,583   $27,867   $36,871,200   $(26,035,112)     (296,146)
                                =======   ==========   ==========   =======   ===========   ============     =========
Net loss......................       --           --           --        --            --    (12,033,970)           --
Foreign currency translation
  adjustment..................       --           --           --        --            --             --      (153,127)
Exercise of stock options.....       --           --       25,633        26        15,638             --            --
Exercise of stock warrants....       --           --        3,929         3        17,690             --            --
Stock issued for
  acquisition.................       --           --      366,913       367     1,902,999             --            --
Preferred stock accretion.....       --    1,163,984           --        --    (1,163,984)            --            --
Non-cash compensation.........       --           --           --        --        49,555             --            --
                                -------   ----------   ----------   -------   -----------   ------------     ---------
BALANCE AT 12/31/01...........  150,000   $7,944,082   28,263,058   $28,263   $37,693,098   $(38,069,082)    $(449,273)
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

                    VASCO DATA SECURITY INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          1999          2000           2001
                                                       -----------   -----------   ------------
Cash flows from operating activities:
  Net loss...........................................  $(2,212,484)  $(4,161,772)  $(12,033,970)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization.................    1,066,144     1,415,763      5,576,096
       Common stock issued for interest..............           --       165,054             --
       Loss on disposal of fixed assets..............           --         2,073             --
       Gain on sale of fixed assets..................      (13,318)           --            (15)
       Non-cash compensation expense.................           --       501,743         49,555
       Changes in assets and liabilities, net of
          effects of acquisitions:
          Accounts receivable, net...................      715,523    (3,615,030)     2,790,193
          Inventories, net...........................      466,945      (306,369)      (943,269)
          Prepaid expenses...........................      (65,294)     (305,474)        51,609
          Other current assets.......................     (574,569)      393,253        (76,146)
          Prepaid royalties and other assets.........   (1,118,493)      150,208             --
          Accounts payable...........................      788,332       770,234        368,334
          Deferred revenue...........................       (1,550)       67,569     (1,110,621)
          Accrued expenses...........................     (662,790)    2,772,721       (983,397)
                                                       -----------   -----------   ------------
Net cash used in operating activities................  $(1,611,554)  $(2,150,027)  $ (6,311,631)
                                                       -----------   -----------   ------------
Cash flows from investing activities:
  Acquisition of SecureWare/DMIC.....................  $  (587,532)  $        --   $         --
  Cash acquired in the acquisition of Identikey,
     Ltd. ...........................................           --            --        141,156
  Additions to property and equipment................     (895,144)   (3,473,564)      (948,412)
                                                       -----------   -----------   ------------
Net cash used in investing activities................  $(1,482,676)  $(3,473,564)  $   (807,256)
                                                       -----------   -----------   ------------
Cash flows from financing activities:
  Repayment of debt..................................  $(6,091,586)  $        --   $   (299,236)
  Proceeds from exercise of stock options/warrants...       94,225     2,281,930         33,357
  Net proceeds from sales of common stock............   10,736,926            --             --
  Issuance of Series C Convertible Preferred Stock...           --    15,000,000             --
  Repurchase of common stock.........................     (751,575)           --             --
                                                       -----------   -----------   ------------
Net cash provided by (used in) financing
  activities.........................................  $ 3,987,990   $17,281,930   $   (265,879)
Adjustment to conform immaterial pooled business.....           --         1,589             --
Effect of exchange rate changes on cash..............       20,650      (403,777)      (105,439)
Net increase (decrease) in cash......................  $   914,410   $11,256,151   $ (7,490,205)
Cash, beginning of year..............................    1,662,084     2,576,494     13,832,645
                                                       -----------   -----------   ------------
Cash, end of year....................................  $ 2,576,494   $13,832,645   $  6,342,440
                                                       ===========   ===========   ============
Supplemental disclosure of cash flow information:
  Interest paid......................................  $   893,799   $   323,341   $    188,294
  Income taxes paid..................................      900,373       293,875        121,359
Supplemental disclosure of non-cash financing and
  investing activities:
     Conversion of note to common stock..............           --     5,000,000             --
     Common stock issued in connection with
       acquisition...................................      650,000            --      1,903,366

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

                    VASCO DATA SECURITY INTERNATIONAL, INC.

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

                    VASCO DATA SECURITY INTERNATIONAL, INC.

management to be commensurate with the risk inherent in our current business model. Given the highly competitive environment and technological changes, it is reasonably possible that estimates of anticipated future revenue, the remaining economic life of the Company's software products, or both may be reduced significantly.

     At December 31, 2000 and 2001, ending balances of goodwill and other intangibles, net of amortization, are as follows:

                                                                 2000         2001
                                                              ----------   ----------
Goodwill....................................................  $  317,385   $  188,472
Technology license..........................................     532,577    2,048,830
Other intangibles...........................................     588,575      174,586
                                                              ----------   ----------
  Total.....................................................  $1,438,537   $2,411,888
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

     Shares issuable from securities that could potentially dilute basic earnings per share in the future that were not included in the computation of earnings per share because their effect was anti-dilutive were as follows:

                                                        1999        2000        2001
                                                      ---------   ---------   ---------
Stock options.......................................  2,377,200   2,342,217   3,280,837
Warrants............................................    804,034   1,764,883   1,377,251
Convertible notes (June 1996).......................    416,667          --          --
Convertible notes (August 1997).....................    732,658     532,029     453,333
                                                      ---------   ---------   ---------
  Total.............................................  4,330,559   4,639,129   5,111,421
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

                    VASCO DATA SECURITY INTERNATIONAL, INC.

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

                    VASCO DATA SECURITY INTERNATIONAL, INC.

     Inventories are comprised of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         2001
                                                              ----------   ----------
Component parts.............................................  $  451,487   $  412,921
Work-in-process and finished goods..........................     660,264    1,599,646
                                                              ----------   ----------
          Total.............................................  $1,111,751   $2,012,567
                                                              ==========   ==========

NOTE 4 -- ACCRUED EXPENSES

     Accrued expenses are comprised of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         2001
                                                              ----------   ----------
Accrued interest............................................  $  654,941   $   82,734
Accrued payroll.............................................     709,899      908,814
Accrued royalties...........................................     270,480           --
Other accrued expenses......................................   1,462,964    1,277,920
                                                              ----------   ----------
       Total................................................  $3,098,284   $2,269,468
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

     Pretax loss was taxed in the following jurisdictions:

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                               ----------------------------------------
                                                  1999          2000           2001
                                               -----------   -----------   ------------
Domestic.....................................  $(1,809,920)  $(4,293,166)  $ (9,195,346)
Foreign......................................      (80,254)      526,640     (2,851,407)
                                               -----------   -----------   ------------
  Total......................................  $(1,890,174)  $(3,766,526)  $(12,046,753)
                                               ===========   ===========   ============

     The provision for income taxes consists of the following:

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         1999        2000        2001
                                                       ---------   ---------   ---------
CURRENT:
  Federal............................................  $     --    $     --    $     --
  State..............................................        --       2,632          --
  Foreign............................................   322,310     392,614     (12,782)
DEFERRED:
  Federal............................................  $     --    $     --    $     --
  State..............................................        --          --          --
  Foreign............................................        --          --          --
                                                       --------    --------    --------
     Total...........................................  $322,310    $395,246    $(12,782)
                                                       ========    ========    ========

                    VASCO DATA SECURITY INTERNATIONAL, INC.

     The differences between income taxes computed using the statutory federal income tax rate of 34% and the provisions for income taxes reported in the consolidated statements of operations are as follows:

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                 -------------------------------------
                                                   1999         2000          2001
                                                 ---------   -----------   -----------
Expected tax benefit at the statutory rate.....  $(642,659)  $(1,231,023)  $(4,095,896)
Increase (decrease) in income taxes resulting
  from:
  Foreign taxes at rates other than 34%........    205,916        (4,243)       60,210
  Change in valuation allowance primarily
     related to NOL............................    676,000     1,739,000      (368,546)
  Nondeductible expenses.......................    155,938        34,420     4,380,000
  Other, net...................................    (72,885)     (142,908)       11,450
                                                 ---------   -----------   -----------
     Total.....................................  $ 322,310   $   395,246   $   (12,782)
                                                 =========   ===========   ===========

     The deferred income tax balances are comprised of the following:

                                                               FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                            --------------------------
                                                               2000           2001
                                                            -----------   ------------
Deferred tax assets:
  U.S. net operating loss carryforwards...................  $ 4,832,000   $  8,749,000
  Foreign net operating loss carryforwards................      800,000      1,709,000
  Accounts receivable.....................................       89,000         23,000
  Accrued expenses........................................       12,000         28,000
  Deferred revenue........................................      257,000         40,000
                                                            -----------   ------------
     Total gross deferred tax assets......................  $ 5,990,000   $ 10,549,000
     Less valuation allowance.............................   (5,860,000)   (10,240,000)
                                                            -----------   ------------
                                                                130,000        309,000
Deferred tax liabilities:
  Fixed assets............................................      (47,000)      (226,000)
                                                            -----------   ------------
  Net deferred income taxes...............................  $    83,000   $     83,000
                                                            ===========   ============

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

                    VASCO DATA SECURITY INTERNATIONAL, INC.

NOTE 6 -- DEBT

     Debt consists of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         2001
                                                              ----------   ----------
Convertible note, interest payable at 3.25% (6% beginning
  September 2001)...........................................  $3,400,000   $3,400,000
Installment notes payable...................................     726,108      426,872
                                                              ----------   ----------
                                                               4,126,108    3,826,872
Less current maturities.....................................    (362,250)    (158,990)
                                                              ----------   ----------
Long-term debt..............................................  $3,763,858   $3,667,882
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

Aggregate maturities of debt at December 31, 2001 are as
  follows:
  2002......................................................   $  158,990
  2003......................................................    3,667,882
                                                               ----------
     Total..................................................   $3,826,872
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

                    VASCO DATA SECURITY INTERNATIONAL, INC.

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

  WARRANTS

     Warrant activity for the years ended December 31, 1999, 2000 and 2001 are summarized below:

                                                                WEIGHTED
                                                NUMBER OF   AVERAGE EXERCISE
                                                 SHARES          PRICE         EXERCISE PRICE
                                                ---------   ----------------   --------------
Outstanding at December 31, 1998..............  1,004,034        $ 4.83         $0.25-10.00
Granted.......................................         --            --                  --
Exercised.....................................   (200,000)         0.25                0.25
Canceled......................................         --            --                  --
                                                ---------        ------         -----------
Outstanding at December 31, 1999..............    804,034          5.97          4.00-10.00
Granted.......................................  1,269,474         10.94          4.25-15.00
Exercised.....................................   (303,625)         5.68          4.00-10.00
Canceled......................................     (5,000)         5.19
                                                ---------        ------         -----------
Outstanding at December 31, 2000..............  1,764,883          9.59          4.25-15.00
Granted.......................................         --            --                  --
Exercised.....................................     (3,929)         4.50                4.50
Canceled......................................   (383,703)         6.61
                                                ---------        ------         -----------
Outstanding at December 31, 2001..............  1,377,251        $10.44         $4.25-15.00
                                                =========        ======         ===========

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

                    VASCO DATA SECURITY INTERNATIONAL, INC.

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

     The Company applies APB Opinion No. 25 and related interpretations in accounting for the Compensation Plan. Had compensation cost for the Compensation Plan been determined consistent with SFAS No. 123, the Company's net loss available to common stockholders and net loss per common share would have been the pro forma amounts indicated below:

                                                   FOR THE YEAR ENDED DECEMBER 31,
                                               ----------------------------------------
                                                  1999          2000           2001
                                               -----------   -----------   ------------
Net loss available to common stockholders:
  As reported................................  $(2,212,484)  $(4,743,764)  $(13,197,955)
  Pro forma..................................   (2,789,233)   (5,261,025)   (13,812,038)
Net loss per common share-basic and diluted:
  As reported................................  $     (0.09)  $     (0.17)  $      (0.47)
  Pro forma..................................        (0.11)        (0.19)         (0.49)

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

     The following is a summary of activity under the Compensation Plan:

                              OPTIONS OUTSTANDING     OPTIONS EXERCISABLE
                             ---------------------   ---------------------
                                         WEIGHTED-               WEIGHTED-   WEIGHTED-AVERAGE
                             NUMBER OF    AVERAGE    NUMBER OF    AVERAGE     FAIR VALUE OF
                              SHARES       PRICE      SHARES       PRICE     OPTIONS GRANTED
                             ---------   ---------   ---------   ---------   ----------------
Outstanding at December 31,
  1998.....................  1,475,500    $ 3.05     1,088,375     $2.48
Granted....................  1,174,000      3.13                                  $1.58
Exercised..................   (158,000)     0.28
Forfeited..................   (114,300)     4.01
                             ---------
Outstanding at December 31,
  1999.....................  2,377,200      3.23     1,074,138      3.04
Granted....................    560,000     11.29                                   5.82
Exercised..................   (342,400)     1.63
Forfeited..................   (252,583)     5.08
                             ---------
Outstanding at December 31,
  2000.....................  2,342,217      5.30       984,775      3.71
Granted....................  1,248,000      1.34                                   0.65
Exercised..................    (25,633)     2.54
Forfeited..................   (283,747)     8.07
                             ---------
Outstanding at December 31,
  2001.....................  3,280,837    $ 3.76     1,235,545     $4.49
                             =========    ======     =========     =====

                    VASCO DATA SECURITY INTERNATIONAL, INC.

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                         OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                               ----------------------------------------   ---------------------
                                              WEIGHTED-       WEIGHTED-               WEIGHTED-
                                               AVERAGE         AVERAGE                 AVERAGE
                               NUMBER OF      REMAINING       EXERCISE    NUMBER OF   EXERCISE
RANGE OF EXERCISE PRICES        SHARES     CONTRACTUAL LIFE     PRICE      SHARES       PRICE
------------------------       ---------   ----------------   ---------   ---------   ---------
  $ 0.1875 - $ 0.2500........     30,000      1.51 years       $ 0.20        30,000    $ 0.20
  $ 1.2500 - $ 3.1250........  2,076,700      8.61 years       $ 1.98       444,600    $ 3.02
  $ 3.2500 - $ 7.8750........    723,325      4.50 years       $ 4.59       649,575    $ 4.57
  $ 8.8750 - $21.0000........    449,687      6.44 years       $10.87       110,245    $10.96
  $22.8750 - $23.0000........      1,125       0.06 year       $22.93         1,125    $22.93
                               ---------                                  ---------
                               3,280,837                                  1,235,545
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

NOTE 10 -- GEOGRAPHIC AND CUSTOMER INFORMATION

     The Company allocates revenue based on the location of the country which initiates the sale. Information regarding geographic areas for the years ended December 31, 1999, 2000 and 2001 are as follows:

                                     UNITED STATES     BELGIUM      FRANCE       TOTAL
                                     -------------   -----------   --------   -----------
1999
  Revenue..........................   $ 7,188,000    $12,015,000   $194,000   $19,397,000
  Gross profit.....................     5,081,000      6,899,000    111,000    12,091,000
  Long-lived assets................       331,000        810,000     49,000     1,190,000
2000
  Revenue..........................   $11,065,000    $16,831,000   $170,000   $28,066,000
  Gross profit.....................     8,846,000      9,060,000     91,000    17,997,000
  Long-lived assets................     2,906,000        836,000     56,000     3,798,000
2001
  Revenue..........................   $ 5,485,000    $20,899,000   $343,000   $26,727,000
  Gross profit.....................     4,594,000     11,272,000    270,000    16,136,000
  Long-lived assets................       472,000      1,163,000     80,000     1,715,000

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

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

     The Company leases office space and equipment under operating lease agreements expiring at various times thru 2006.

                    VASCO DATA SECURITY INTERNATIONAL, INC.

     Future minimum rental payments required under noncancelable leases are as follows:

YEAR                                                             AMOUNT
----                                                           ----------
2002........................................................   $1,017,641
2003........................................................      834,260
2004........................................................      690,767
2005........................................................      374,354
2006........................................................      304,535
Thereafter..................................................           --
                                                               ----------
  Total.....................................................   $3,221,557
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

     A restructuring charge of $4,284,000 was recorded in the fourth quarter. A breakdown of this charge is as follows:

Goodwill....................................................   $  266,000
Software licenses...........................................    2,772,000
Other intangibles...........................................       32,000
Severance and related costs.................................      901,000
Property and equipment......................................       36,000
Other.......................................................      277,000
                                                               ----------
  Total.....................................................   $4,284,000
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

                    VASCO DATA SECURITY INTERNATIONAL, INC.

NOTE 13 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                             SECOND                        FOURTH
                                           FIRST QUARTER     QUARTER     THIRD QUARTER     QUARTER
                                           -------------   -----------   -------------   -----------
2001
  Net sales..............................   $ 7,872,725    $ 8,034,877    $ 4,788,409    $ 6,030,838
  Gross profit...........................     5,080,000      5,128,699      2,440,006      3,487,659
  Operating expenses.....................     6,202,943      6,654,486      6,463,891      9,920,551
  Operating loss.........................    (1,122,943)    (1,525,787)    (4,023,885)    (6,432,892)
  Net loss...............................   $(1,038,574)   $(1,523,173)   $(3,579,534)   $(5,892,689)
  Basic and diluted net loss per share...   $     (0.05)   $     (0.06)   $     (0.14)   $     (0.21)
                                            ===========    ===========    ===========    ===========
2000
  Net sales..............................   $ 5,551,927    $ 6,460,677    $ 5,669,766    $10,383,310
  Gross profit...........................     3,688,973      4,087,309      3,354,769      6,865,660
  Operating expenses.....................     4,264,906      4,245,363      5,699,225      6,387,843
  Operating income (loss)................      (575,933)      (158,054)    (2,344,456)       477,817
  Net income (loss)......................   $  (813,855)   $(1,250,068)   $(2,302,422)   $   204,573
  Basic and diluted net income (loss) per
     share...............................   $     (0.03)   $     (0.05)   $     (0.09)   $      0.01
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

                    VASCO DATA SECURITY INTERNATIONAL, INC.

                SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS

                                                                 BAD DEBT
ALLOWANCE FOR DOUBTFUL ACCOUNTS                     BEGINNING    EXPENSE      ACCOUNTS      ENDING
FOR TRADE ACCOUNTS RECEIVABLE                        BALANCE    (RECOVERY)   WRITTEN OFF   BALANCE
-------------------------------                     ---------   ----------   -----------   --------
Year ended December 31, 1999......................  $ 55,000     $ 65,216     $      --    $120,216
Year ended December 31, 2000......................   120,216      195,161       (29,000)    286,377
Year ended December 31, 2001......................   286,377      259,714      (339,178)    206,913

                                                                OBSOLESCENCE
                                                    BEGINNING     EXPENSE       INVENTORY     ENDING
RESERVE FOR OBSOLETE INVENTORIES                     BALANCE     (RECOVERY)    WRITTEN OFF   BALANCE
--------------------------------                    ---------   ------------   -----------   --------
Year ended December 31, 1999......................  $129,000      $(36,000)     $ (93,000)   $     --
Year ended December 31, 2000......................        --       109,000       (109,000)         --
Year ended December 31, 2001......................                  44,814        (44,814)         --

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