Form 10-Q
period 2002-03-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2002-05-13
CIK 1044777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ---------------------------------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                   Yes  X                      No
                       ----                       ----

     As of May 3, 2002, 28,260,558 shares of the Company's Common Stock, $.001 par value per share ("Common Stock"), were outstanding.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                          PAGE NO.
Item 1.      Consolidated Financial Statements:

             Consolidated Balance Sheets as of
             December 31, 2001 and March 31, 2002 (Unaudited)  ............................  3

             Consolidated Statements of Operations (Unaudited)
             for the three months ended March 31, 2001 and 2002............................  4

             Consolidated Statements of Comprehensive Loss (Unaudited)
             for the three months ended March 31, 2001 and 2002............................  5

             Consolidated Statements of Cash Flows (Unaudited)
             for the three months ended March 31, 2001 and 2002............................  6

             Notes to Consolidated Financial Statements....................................  7

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations.........................................................  8

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.................... 10

PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.............................................. 11

SIGNATURES................................................................................. 11


-------------------------------
          This report contains the following trademarks of the Company, some of which are registered: VASCO, AccessKey, VACMan Server and VACMan/CryptaPak, AuthentiCard and Digipass.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,       March 31,
                                                                                    2001              2002
                                                                                    ----              ----
                                                                                  (Audited)        (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash                                                                        $  6,342,440      $  3,967,621
     Accounts receivable, net of allowance for doubtful accounts
         of $206,913 and $87,470 in 2001 and 2002                                   3,791,916         5,130,629
     Inventories, net                                                               2,012,567         1,634,115
     Prepaid expenses                                                                 405,815           441,048
     Deferred income taxes                                                             83,000            83,000
     Other current assets                                                             661,597            13,440
                                                                                 ------------      ------------
            Total current assets                                                   13,297,335        11,269,853
Property and equipment
     Furniture and fixtures                                                         1,733,349         1,764,827
     Office equipment                                                               2,070,090         2,115,036
                                                                                 ------------      ------------
                                                                                    3,803,439         3,879,863
     Accumulated depreciation                                                      (2,088,939)       (2,300,998)
                                                                                 ------------      ------------
                                                                                    1,714,500         1,578,865
Intangible assets, net of accumulated amortization of $4,621,160 in 2001
     and $4,752,650 in 2002                                                         2,411,888         2,280,398
Other assets                                                                           27,273            56,801
                                                                                 ------------      ------------
Total assets                                                                     $ 17,450,996      $ 15,185,917
                                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                                        $    158,990      $     95,750
     Accounts payable                                                               3,326,652         2,119,525
     Deferred revenue                                                                 869,893           577,191
     Other accrued expenses                                                         2,269,468         2,009,639
                                                                                 ------------      ------------
            Total current liabilities                                               6,625,003         4,802,105

Long-term debt, less current maturities                                             3,667,882         3,444,151

Minority interest                                                                      11,023            11,023

STOCKHOLDERS' EQUITY :
     Series C Convertible Preferred Stock, $.01 par value - 500,000 shares
         authorized;  150,000 shares issued and outstanding in 2001 and 2002        7,944,082         8,235,078
     Common stock, $.001 par value - 75,000,000 shares authorized;
         28,260,558 shares issued and outstanding in 2001 and 2002                     28,263            28,263
     Additional paid-in capital                                                    37,693,098        37,529,268
     Accumulated deficit                                                          (38,069,082)      (38,229,275)
     Accumulated other comprehensive income (loss) -
            cumulative translation adjustment                                        (449,273)         (634,696)
                                                                                 ------------      ------------

Total stockholders' equity                                                          7,147,088         6,928,638
                                                                                 ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 17,450,996      $ 15,185,917
                                                                                 ============      ============


          See accompanying notes to consolidated financial statements.

                    VASCO DATA SECURITY INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            MARCH 31
                                                   ----------------------------
                                                       2001            2002
                                                       ----            ----

Net revenues                                       $  7,872,725    $  6,032,428

Cost of goods sold                                    2,792,725       2,228,860
                                                   ------------    ------------

Gross profit                                          5,080,000       3,803,568

Operating costs:
      Sales and marketing (exclusive of
      $46,005 and $38,658 for the three
      months ended March 31, 2001 and
      2002, respectively, reported below as
      non-cash compensation)                          3,340,273       2,187,820

      Research and development                        1,228,835         658,851

      General and administrative (exclusive of
      $105,326 and $88,508 for the three
      months ended March 31, 2001 and
      2002, respectively, reported below as
      non-cash compensation)                          1,482,504         998,643

      Non-cash compensation                             151,331         127,166
                                                   ------------    ------------
            Total operating costs                     6,202,943       3,972,480
                                                   ------------    ------------

Operating income (loss)                              (1,122,943)       (168,912)

Interest income (expense), net                          129,973         (41,118)
Other income, net                                       128,173          49,796
                                                   ------------    ------------

Income (loss) before income taxes                      (864,797)       (160,234)
Provision (benefit) for income taxes                    173,777             (41)
                                                   ------------    ------------
Net loss                                           $ (1,038,574)   $   (160,193)

Preferred stock accretion                              (290,996)       (290,996)
                                                   ------------    ------------
Net loss available to common shareholders          $ (1,329,570)   $   (451,189)
                                                   ============    ============
Basic and diluted net loss per common
      share                                        $      (0.05)   $      (0.02)
                                                   ============    ============
Weighted average common shares
      outstanding                                    27,893,127      28,260,558
                                                   ============    ============


          See accompanying notes to consolidated financial statements.

                    VASCO DATA SECURITY INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                  ------------------------------
                                                     2001               2002
                                                     ----               ----


Net loss                                          $(1,038,574)      $  (160,193)

Other comprehensive income (loss) -
      cumulative translation adjustment              (253,498)         (185,423)
                                                  -----------       -----------

Comprehensive income (loss)                       $(1,292,072)      $  (345,616)
                                                  ===========       ===========







          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Three months ended March 31,
                                                                                    ------------------------------
                                                                                        2001              2002
                                                                                        ----              ----
Cash flows from operating activities:
     Net loss                                                                       $ (1,038,574)      $  (160,193)
         Adjustments to reconcile net loss to net cash provided by (used in)
             operating activities:
             Depreciation and amortization                                               606,314           343,851
             Gain on sale of fixed assets                                                (13,081)                -
             Non-cash compensation expense                                               151,331           127,166
             Changes in assets and liabilities, net of effects of acquisitions:
                 Accounts receivable, net                                              3,358,711        (1,338,713)
                 Inventories, net                                                       (922,567)          378,452
                 Prepaid expenses                                                        137,594           (35,233)
                 Other current assets                                                    241,048           618,629
                 Accounts payable                                                       (498,391)       (1,207,127)
                 Deferred revenue                                                       (334,654)         (292,702)
                 Customer deposits                                                      (554,439)                -
                 Accrued expenses                                                       (182,302)         (259,829)
                                                                                    ------------      ------------
Net cash provided by (used in) operations                                                950,990        (1,825,699)
                                                                                    ------------      ------------
Cash flows from investing activities:
     Acquisition of Identikey, Ltd.                                                      141,156                 -
     Additions to property and equipment, net                                           (140,495)          (76,726)
                                                                                    ------------      ------------
Net cash provided by (used in) by investing activities                                       661           (76,726)
                                                                                    ------------      ------------
Cash flows from financing activities:
     Proceeds from exercise of stock options/warrants                                     12,662                 -
     Repayment of debt                                                                  (144,999)         (286,971)
                                                                                    ------------      ------------
Net cash used in financing activities                                                   (132,337)         (286,971)
Effect of exchange rate changes on cash                                                 (253,498)         (185,423)
                                                                                    ------------      ------------
Net increase (decrease) in cash                                                          565,816        (2,374,819)
Cash, beginning of period                                                             13,832,645         6,342,440
                                                                                    ------------      ------------
Cash, end of period                                                                 $ 14,398,461      $  3,967,621
                                                                                    ============      ============
Supplemental disclosure of cash flow information:
     Interest paid                                                                  $     48,509      $     56,129
Supplemental disclosure of non-cash investing activities -
     Common stock issued in connection with acquisition                             $  1,903,366      $          -


          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of VASCO Data Security International, Inc. and its subsidiaries (collectively, the "Company" or "VASCO") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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


NOTE 2- NEW ACCOUNTING PRONOUNCEMENTS INCLUDING INTANGIBLE ASSET DATA

         During the first quarter of 2002, VASCO implemented SFAS No. 142, "Goodwill and Other Intangible Assets", which replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also establishes requirements for identifiable intangible assets. As a result, during the quarter VASCO reclassified $1,222,898 of intangible assets into goodwill. Operating income for the first quarter of 2001 includes $41,931 of amortization of goodwill and other intangible assets that are not included in 2002 results, because of the implementation of SFAS No.
142. The Company did not perform any impairment test as of March 31, 2002.

Intangible asset data as of March 31, 2002 are as follows:

                                                  Gross Carrying    Accumulated
                                                      Amount        Amortization
                                                  --------------    ------------
Amortized intangible assets -
         Current technology                         $5,810,151       $3,779,719

Unamortized intangible assets - Goodwill            $1,222,898       $  972,931

Aggregate amortization expense -
         For the quarter ended March 31, 2002       $  131,490

Estimated amortization expense for the year ended:
         December 31, 2002                          $  525,963
         December 31, 2003                             484,176
         December 31, 2004                             271,008
         December 31, 2005                             271,008

         Net income would have been $41,931 higher and basic and diluted earnings per share would not have changed for the three months ended March 31, 2001, if SFAS 142 had been implemented at the beginning of that period.

         In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS 143 must be applied starting with fiscal years beginning after June 15, 2002. Management is currently evaluating the impact that the adoption of SFAS 143 will have on the consolidated financial statements.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements for the three months ended March 31, 2002 and 2001.

Revenues

         Revenues for the three months ended March 31, 2002 were $6,032,000, a decrease of $1,840,000, or 23%, as compared to the three months ended March 31, 2001. Revenues from the Digipass product line represented about 86% of our sales while revenues from the VACMAN product line represented about 14% of our sales. This compares with 71% of revenues from Digipass products versus 29% from VACMAN products in the prior year first quarter. The change in composition of sales is due to the decision to cease active sales and marketing activities for VACMAN Enterprise software. Geographically, 12% of revenues in the first quarter of 2002 were from the U.S. and 88% from outside the U.S., primarily Europe. In the first quarter of 2001, 35% of revenues were from the U.S. and 65% from outside the U.S., primarily Europe. This change is also due to the reduction in sales from VACMAN Enterprise products.

Cost of Goods Sold

         Cost of goods sold for the three months ended March 31, 2002 was $2,229,000, a decrease of $564,000, or 20%, as compared to the three months ended March 31, 2001. The decrease was due to the decline in sales as previously described.

Gross Profit

         The Company's gross profit for the three months ended March 31, 2002 was $3,804,000, a decrease of $1,276,000, or 25%, as compared to the three months ended March 31, 2001. The decrease in gross profit is due to lower revenues for the period. This represents a gross margin of 63%, as compared to 65% for the same period of 2001. The decline in margin is related to the product sales mix, as there were less sales from VACMAN Enterprise products in 2002.

Sales and Marketing Expenses

         Sales and marketing expenses for the three months ended March 31, 2002 were $2,188,000, a decrease of $1,152,000, or 35%, over the three months ended March 31, 2001. Although headcount remained almost the same as last year, 60 and 59 in the first quarter of 2002 and 2001, respectively, the resources were redirected to less expensive geographic locations. Additionally, reductions in advertising, public relations, and trade shows contributed to this decline.

Research and Development

         Research and development costs for the three months ended March 31, 2002 were $659,000, a decrease of $570,000, or 46%, as compared to the three months ended March 31, 2001. The Company has consolidated its research and development centers, reducing headcount from 38 to 21. Also, a reduction in amortization expense of intangible assets written off at the end of last year impacted this favorable variance.

General and Administrative Expenses

         General and administrative expenses for the three months ended March 31, 2002 were $999,000, a decrease of $484,000, or 33%, compared to the three months ended March 31, 2001. This decrease was principally due to headcount reduction from 18 to 13 in the first quarter of 2001 and 2002, respectively. Also contributing to this decrease were reduced depreciation and amortization expenses related to the assets written off at the end of last year, and reduced costs to support a smaller world wide infrastructure.

Interest Expense, Net

         Net interest expense for the three months ended March 31, 2002 was $41,000, compared to net interest income of $130,000 for the same period in 2001. This change was due to a reduction of invested cash balances.

Income Taxes

         Income tax expense of $0 for the three months ended March 31, 2002 and $174,000 for the three months ended March 31, 2001 relate to foreign operations. The decrease in income tax expense is a result of net loss carry-overs from prior years in European operations.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents were $3,968,000 at March 31, 2002, which is a decrease of approximately $2,375,000 from $6,343,000 at December 31, 2001. As of March 31, 2002, the Company had working capital of $6,468,000 compared with $6,672,000 at December 31, 2001.

         At March 31, 2002, the Company had lines of credit from European banks totaling approximately $3,400,000, none of which were used.

         Capital expenditures during the first three months of 2001 were $77,000 and consisted primarily of computer equipment and office furniture and fixtures.

         The Company recorded an operating loss before non-cash compensation for stock options to certain officers of the Company, of $42,000 and a net loss before these options of $33,000. However, the Company had an income before non-cash compensation, interest, taxes, depreciation and amortization of $352,000. The Company believes that its current cash balances and anticipated cash generated from operations, will be sufficient to meet its anticipated cash needs through the next twelve months.

         The Company intends to seek acquisitions of businesses, products and technologies that are complementary or additive to those of the Company. While from time to time the Company engages in discussions with respect to potential acquisitions, there can be no assurance that any such acquisitions will be made.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Company's market risk during the three month period ended March 31, 2002. For additional information, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

                On March 13, 2002, a suit was filed against the Company claiming patent infringement, false designation or origin and tradedress infringement. The case is currently being evaluated by the Company and its legal counsel. The Company believes the suit is without merit. As the suit is in its early stages, management is unable to estimate the effect of this suit at this time.

ITEM 2.  CHANGES IN SECURITIES.  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.  None.

ITEM 5.  OTHER INFORMATION. None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.  None.





                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2002.

                                       VASCO Data Security International, Inc.




                                               /s/  Mario R. Houthooft
                                       ----------------------------------------
                                       Mario R. Houthooft
                                       Chief Executive Officer and President



                                                /s/  Dennis D. Wilson
                                       ----------------------------------------
                                       Dennis D. Wilson
                                       Executive Vice President and Chief
                                       Financial Officer (Principal Financial
                                       Officer and Principal Accounting Officer)