Form 10-Q
period 2002-06-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2002-08-14
CIK 1044777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                     Yes  X                       No
                        -----                       ------

         As of June 30, 2002, 28,389,484 shares of the Company's Common Stock, $.001 par value per share ("Common Stock"), were outstanding.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                         PAGE NO.


Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of
         December 31, 2001 and June 30, 2002 (Unaudited)  ...............  3

         Consolidated Statements of Operations (Unaudited)
         for the three and six months ended June 30, 2001 and 2002.......  4

         Consolidated Statements of Comprehensive Loss (Unaudited)
         for the three and six months ended June 30, 2001 and 2002.......  5

         Consolidated Statements of Cash Flows (Unaudited)
         for the six months ended June 30, 2001 and 2002.................  6

         Notes to Consolidated Financial Statements......................  7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................  8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...... 11


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K................................ 12


SIGNATURES............................................................... 12



--------------------
         This report contains the following trademarks of the Company, some of which are registered: VASCO, AccessKey, VACMan Server and VACMan/CryptaPak, AuthentiCard and Digipass.

                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                 DECEMBER 31,         JUNE 30,
                                                    2001               2002
                                                    ----               ----
                                                  (AUDITED)         (UNAUDITED)
ASSETS
CURRENT ASSETS:
     Cash                                        $  6,342,440      $  3,059,148
     Accounts receivable, net of allowance
        for doubtful accounts of $206,913
        and $222,390 in 2001 and 2002               3,791,916         4,471,363
     Inventories, net                               2,012,567         1,491,089
     Prepaid expenses                                 405,815           291,401
     Deferred income taxes                             83,000                --
     Other current assets                             661,597           448,207
                                                 ------------      ------------
          Total current assets                     13,297,335         9,761,208
Property and equipment
     Furniture and fixtures                         1,733,349         1,785,649
     Office equipment                               2,070,090         2,457,982
                                                 ------------      ------------
                                                    3,803,439         4,243,631
     Accumulated depreciation                      (2,088,939)       (2,506,225)
                                                 ------------      ------------
                                                    1,714,500         1,737,406
Intangible assets, net of accumulated
     amortization of $4,621,160 in 2001
     and $4,237,558 in 2002                         2,411,888         2,423,471
Other assets                                           27,273            98,201
                                                 ------------      ------------
Total assets                                     $ 17,450,996      $ 14,020,286
                                                 ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt        $    158,990      $    319,069
     Accounts payable                               3,326,652         2,403,025
     Deferred revenue                                 869,893           367,532
     Other accrued expenses                         2,280,491         1,754,143
                                                 ------------      ------------
          Total current liabilities                 6,636,026         4,843,769

Long-term debt, less current maturities             3,667,882         3,442,849


STOCKHOLDERS' EQUITY:
     Series C Convertible Preferred Stock,
        $.01 par value - 500,000 shares
        authorized; 150,000 shares issued and
        outstanding in 2001 and 2002                7,944,082         8,526,074
     Common stock, $.001 par value -
        75,000,000 shares authorized;
        28,263,058 shares issued and
        outstanding in 2001 and                        28,263            28,389
        28,389,484 issued and outstanding
        in 2002
     Additional paid-in capital                    37,693,098        37,432,104
     Accumulated deficit                          (38,069,082)      (39,899,704)
     Accumulated other comprehensive
          income (loss) - cumulative
          translation adjustment                     (449,273)         (353,195)
                                                 ------------      ------------

Total stockholders' equity                          7,147,088         5,733,668
                                                 ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 17,450,996      $ 14,020,286
                                                 ============      ============

          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   JUNE 30,                            JUNE 30,
                                                        ------------------------------      ------------------------------
                                                            2001              2002              2001              2002
                                                            ----              ----              ----              ----
Net revenues                                            $  8,034,877      $  4,150,253        15,907,602        10,182,681

Cost of goods sold                                         2,906,178         1,646,160         5,698,903         3,875,020
                                                        ------------      ------------      ------------      ------------

Gross profit                                               5,128,699         2,504,093        10,208,699         6,307,661

Operating costs:
      Sales and marketing (exclusive of
      $(27,387) and $18,617 for the three
      and six months ended June 30, 2001,
      respectively, and $(21,274) and $8,617
      for the three and six months ended
      June 30, 2002, respectively , reported
      below as non-cash compensation)                      3,589,002         2,047,154         6,929,275         4,205,083

      Research and development                             1,614,538           919,475         2,995,159         1,578,326

      General and administrative (exclusive of
      $(62,703) and $42,624 for the three and six
      months ended June 30, 2001, respectively,
      and $(69,227) and $28,048 for the three and
      six months ended June 30, 2002, respectively,
      as reported below as non-cash compensation)          1,541,036           911,405         2,871,754         1,939,939

      Non-cash compensation (recovery)                       (90,090)          (90,501)           61,241            36,665
                                                        ------------      ------------      ------------      ------------
          Total operating costs                            6,654,486         3,787,533        12,857,429         7,760,013

Operating income (loss)                                   (1,525,787)       (1,283,440)       (2,648,730)       (1,452,352)

Interest income (expense), net                                77,990          (152,214)          207,962          (193,332)
Other income (expense), net                                  (55,623)          (94,462)           72,550           (44,666)
                                                        ------------      ------------      ------------      ------------

Income (loss) before income taxes                         (1,503,420)       (1,530,116)       (2,368,218)       (1,690,350)
Provision (benefit) for income taxes                          19,753           140,313           193,530           140,272
                                                        ------------      ------------      ------------      ------------

Net loss                                                $ (1,523,173)     $ (1,670,429)     $ (2,561,748)     $ (1,830,622)

Preferred stock accretion                                   (290,996)         (290,996)         (581,992)         (581,992)
                                                        ------------      ------------      ------------      ------------

Net loss available to common shareholders               $ (1,814,169)     $ (1,961,425)     $ (3,143,740)     $ (2,412,614)
                                                        ============      ============      ============      ============

Basic and diluted net loss per common
      share                                             $      (0.06)     $      (0.07)     $      (0.11)     $      (0.09)
                                                        ============      ============      ============      ============

Weighted average common shares
      outstanding                                         28,259,387        28,346,416        28,076,257        28,304,967
                                                        ============      ============      ============      ============


          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                     JUNE 30,                            JUNE 30,
                                            ----------------------------      ----------------------------
                                                 2001            2002              2001           2002
                                                 ----            ----              ----           ----
Net loss                                     (1,523,173)      (1,670,429)      (2,561,748)      (1,830,622)

Other comprehensive income (loss) -
      cumulative translation adjustment        (158,481)         281,501         (411,979)          96,078
                                            -----------      -----------      -----------      -----------

Comprehensive income (loss)                 $(1,681,654)     $(1,388,928)     $(2,973,727)     $(1,734,544)
                                            ===========      ===========      ===========      ===========




          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                    -------------------------------
                                                                                        2001                2002
                                                                                        ----                ----
Cash flows from operating activities:
     Net loss                                                                       $ (2,561,748)      $ (1,830,622)
         Adjustments to reconcile net loss to net cash used in
            operating activities:
            Depreciation and amortization                                              1,269,318            716,111
            Loss (gain) on sale of fixed assets                                          (15,256)                --
            Non-cash compensation expense                                                 61,241             36,665
            Changes in assets and liabilities, net of effects of acquisitions:
                Accounts receivable, net                                               1,867,172           (679,447)
                Inventories, net                                                        (603,166)           521,478
                Prepaid expenses                                                          99,300            114,414
                Deferred income taxes                                                         --             83,000
                Other current assets                                                     183,015            213,390
                Accounts payable                                                        (579,484)          (923,627)
                Deferred revenue                                                        (741,157)          (502,361)
                Accrued expenses                                                        (161,785)          (526,348)
                                                                                    ------------       ------------
Net cash provided by (used in) operations                                             (1,182,550)        (2,777,347)
                                                                                    ------------       ------------

Cash flows from investing activities:
     Acquisition of Identikey, Ltd.                                                      141,156            284,459
     Other Assets                                                                             --            (70,928)
     Additions to intangibles                                                                 --           (274,625)
     Additions to property and equipment, net                                           (177,643)          (475,975)
                                                                                    ------------       ------------
Net cash provided by (used in) investing activities                                      (36,487)          (537,069)
                                                                                    ------------       ------------

Cash flows from financing activities:
     Repayment of debt                                                                  (159,994)           (64,954)
     Proceeds from exercise of stock options/warrants                                     32,857                 --
                                                                                    ------------       ------------
Net cash provided by (used in) financing activities                                     (127,137)           (64,954)
Effect of exchange rate changes on cash                                                 (407,311)            96,078
                                                                                    ------------       ------------

Net increase (decrease) in cash                                                       (1,753,485)        (3,283,292)
Cash, beginning of period                                                             13,832,645          6,342,440
                                                                                    ------------       ------------
Cash, end of period                                                                 $ 12,079,160       $  3,059,148
                                                                                    ============       ============

Supplemental disclosure of cash flow information:
Interest paid                                                                       $     97,026       $     12,868
Income taxes paid                                                                   $    120,535       $         --
Common stock issued in connection with acquisition                                  $  1,903,366       $         --


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


Note 2- New Accounting Pronouncements Including Intangible Asset Data

         During the first quarter of 2002, VASCO implemented SFAS No. 142, "Goodwill and Other Intangible Assets", which replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also establishes requirements for identifiable intangible assets. As a result, during the first quarter VASCO reclassified $1,222,898 of intangible assets into goodwill. Operating income for the first six months of 2001 includes $83,862 of amortization of goodwill and other intangible assets that are not included in 2002 results, because of the implementation of SFAS No. 142.

Intangible asset data as of June 30, 2002 are as follows:

                                                    Gross Carrying   Accumulated
                                                        Amount      Amortization

Amortized intangible assets -
         Current technology                           $5,438,130     $3,264,628

Unamortized intangible assets - Goodwill              $1,222,898     $  972,931

Aggregate amortization expense -
         For the six months ended June 30, 2002       $  262,983

Estimated amortization expense for the year ended:
         December 31, 2002                            $  525,963
         December 31, 2003                               484,176
         December 31, 2004                               271,008
         December 31, 2005                               271,008

         Net income would have been $41,931 higher for the second quarter and $83,862 higher for the first six months of 2001, and basic and diluted earnings per share would not have changed for the second quarter or the first six months of 2001, if SFAS 142 had been implemented at the beginning of 2001.

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

Note 3- Acquisition

On March 29, 2001, VASCO acquired approximately 90% percent of the outstanding capital stock of Identikey, Ltd. in exchange for 366,913 shares of Company common stock. In May of 2002, VASCO acquired approximately 9.7% of the outstanding capital stock of Identikey, Ltd. in exchange for 126,426 shares of Company common stock and approximately $40,000 in cash. The value of the stock and cash exchanged for these shares in May 2002 was approximately $324,000.


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

Comparison of Three and Six Months Ended June 30, 2002 and June 30, 2001

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements for the three and six months ended June 30, 2002 and 2001.

Revenues

         Revenues for the three months ended June 30, 2002 were $4,150,000, a decrease of $3,885,000, or 48%, as compared to the three months ended June 30, 2001. Revenues from the Digipass product line represented about 86% of our sales while revenues from the VACMAN product line represented about 14% of our sales. This compares with 77% of revenues from Digipass products versus 23% from VACMAN products in the prior year second quarter. The change in composition of sales is due to the decision to cease active sales and marketing activities for VACMAN Enterprise software. Geographically, 17% of revenues in the second quarter of 2002 were from the U.S. and 83% from outside the U.S., primarily Europe. In the second quarter of 2001, 23% of revenues were from the U.S. and 77% from outside the U.S., primarily Europe. This change is also due to the reduction in sales from VACMAN Enterprise products.

         For the six months ended June 30, 2002, revenues were $10,183,000, a decrease of $5,725,000, or 36%, as compared to the same period last year.


Cost of Goods Sold

         Cost of goods sold for the three months ended June 30, 2002 was $1,646,000, a decrease of $1,260,000, or 43%, as compared to the three months ended June 30, 2001. The decrease was due to the decline in sales as previously described.

         For the six months ended June 30, 2002, cost of goods sold was $3,875,000, a decrease of $1,824,000, or 32%, as compared to the same period last year.

Gross Profit

         The Company's gross profit for the three months ended June 30, 2002 was $2,504,000, a decrease of $2,625,000 or 51%, as compared to the three months ended June 30, 2001. The decrease in gross profit is due to lower revenues for the period. This represents a gross margin of 60%, as compared to 64% for the same period of 2001. The decline in margin is related to the product sales mix, as there were less sales from VACMAN Enterprise products in 2002, which typically have higher gross profit margins.

Sales and Marketing Expenses

         Sales and marketing expenses for the three months ended June 30, 2002 were $2,047,000, a decrease of $1,542,000, or 43%, over the three months ended June 30, 2001. The reduction of expense is as a result of headcount reductions from 66 at June 30, 2001 to 51 at June 30, 2002, as sales and marketing activities related to the VACMAN Enterprise product line were eliminated. Additionally, reductions in advertising, public relations, and trade shows contributed to this decline.

         For the six months ended June 30, 2002, sales and marketing expenses were $4,205,000, a decrease of $2,724,000, or 39% compared to 2001, for the same reasons as outlined above.

Research and Development

         Research and development costs for the three months ended June 30, 2002 were $919,000, a decrease of $695,000, or 43%, as compared to the three months ended June 30, 2001. The Company has consolidated its research and development centers, reducing headcount from 56 to 21.

         For the six months ended June 30, 2002, research and development expenses totaled $1,578,000, a decrease of $1,417,000, or 47%, as compared to the same period last year.

General and Administrative Expenses

         General and administrative expenses for the three months ended June 30, 2002 were $911,000, a decrease of $630,000, or 41%, compared to the three months ended June 30, 2001. This decrease was principally due to headcount reduction from 29 to 13. Also contributing to this decrease were reduced depreciation and amortization expenses related to the assets written off at the end of last year, and reduced costs to support a smaller world-wide infrastructure.

         For the six months ended June 30, 2002, general and administrative expenses were $1,940,000, a decrease of $932,000, or 32% compared to the same period last year.

Interest Expense, Net

         Net interest expense for the three months ended June 30, 2002 was $152,000, compared to net interest income of $78,000 for the same period in 2001. This change was due to a reduction of invested cash balances.

         For the six months ended June 30, 2002, net interest expense was $193,000, compared to net interest income of $208,000 for the same period last year.

Income Taxes

         Income tax expense of $140,000 for the three and six months ended June 30, 2002 is composed of $57,000 related to foreign operations and $83,000 related to the write-off of a deferred tax asset in the United States. Income tax expense of $20,000 and $194,000 for the three and six months ended June 30, 2001, respectively, relate to foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents were $3,059,000 at June 30, 2002, which is a decrease of approximately $3,283,000 from $6,342,000 at December 31, 2001. As of June 30, 2002, the Company had working capital of $4,917,000 compared with $6,661,000 at December 31, 2001. If the Company's operating results for the second half of the year do not improve as compared with the first half of 2002, the Company could have a cash deficit by the end of 2002. Although the Company has credit lines that could be used to finance a cash deficit, there is no assurance that these credit lines would continue to be available, as these credit lines are cancelable by the issuer at any time. Continuing operating losses could result in a need for additional financing, and there is no assurance that such financing would be available.

         At June 30, 2002, the Company had lines of credit from European banks totaling approximately $2,000,000, of which approximately $1,800,000 was available for use.

         Capital expenditures during the first six months of 2002 were $476,000 and consisted primarily of computer equipment and office furniture and fixtures.

         For the three months ended June 30, 2002, the Company recorded an operating loss before non-cash recovery for stock options to certain officers of the Company of $1,374,000 and a net loss before these options of $1,761,000. The Company had a loss before non-cash recovery, interest, taxes depreciation and amortization of $1,096,000.

         For the six months ended June 30, 2002, the Company recorded an operating loss before non-cash compensation for stock options to certain officers of the Company of $1,416,000 and a net loss before these options of $1,794,000. The Company had a loss before non-cash compensation, interest, taxes, depreciation and amortization of $744,000.

         The Company intends to seek acquisitions of businesses, products and technologies that are complementary or additive to those of the Company. While from time to time the Company engages in discussions with respect to potential acquisitions, there can be no assurance that any such acquisitions will be made.

         Effective November 1, 2002 minimum capitalization requirements for continued listing on the NASDAQ National Market is $10,000,000 of total equity. As of June 30, 2002, the Company did not meet this standard. The Company may be subject to de-listing from the NASDAQ National Market if it does not meet the requirement by November of 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Company's market risk during the six month period ended June 30, 2002. For additional information, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

ITEM 2.  CHANGES IN SECURITIES.  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

On July 16, 2002 the Shareholders of the Company, at its Annual Meeting, elected the following individuals as Directors of the Company:

T. Kendall Hunt
Mario Houthooft
Michael Cullinane
Michael Mulshine
Christian Dumolin
Chris LeBeer
F. David Laidley

ITEM 5.  OTHER INFORMATION. NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.  None.





                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2002.

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