Form 10-Q
period 2002-09-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2002-11-14
CIK 1044777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                         --------    -------

                        Commission file number 000-24389

                     VASCO DATA SECURITY INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                             36-4169320
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

     As of September 30, 2002, 28,389,484 shares of the Company's Common Stock, $.001 par value per share ("Common Stock"), were outstanding.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                        PAGE NO.


Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of
         December 31, 2001 and September 30, 2002 (Unaudited)  ........   3

         Consolidated Statements of Operations (Unaudited)
         for the three and nine months ended September 30, 2001
         and 2002......................................................   4

         Consolidated Statements of Comprehensive Loss (Unaudited)
         for the three and nine months ended September 30, 2001
         and 2002......................................................   5

         Consolidated Statements of Cash Flows (Unaudited)
         for the nine months ended September 30, 2001 and 2002.........   6

         Notes to Consolidated Financial Statements....................   7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................   8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....  12

Item 4.  Disclosure Controls and Procedures............................  12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ............................................  12

Item 4.  Submission of Matters To a Vote of Securityholders............  13

Item 6.  Exhibits and Reports on Form 8-K..............................  13


SIGNATURES.............................................................  13

CERTIFICATIONS.........................................................  14


-----------------------
  This report contains the following trademarks of the Company, some of which are registered: VASCO, AccessKey, VACMan Server and VACMan/CryptaPak, AuthentiCard and Digipass.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                    VASCO DATA SECURITY INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                 DECEMBER 31,     SEPTEMBER 30,
                                                     2001             2002
                                                 ------------     -------------
                                                   (AUDITED)       (UNAUDITED)

ASSETS
CURRENT ASSETS:
   Cash                                          $  6,342,440     $  2,737,958
   Accounts receivable, net of allowance for
     doubtful accounts of $206,913 and $199,626
     in 2001 and 2002                               3,791,916        4,613,350
   Inventories,net                                  2,012,567        1,015,292
   Prepaid expenses                                   405,815          398,656
   Deferred income taxes                               83,000                -
   Other current assets                               661,597          329,388
                                                 ------------     ------------
        Total current assets                       13,297,335        9,094,644
Property and equipment
   Furniture and fixtures                           1,733,349        1,435,569
   Office equipment                                 2,070,090        2,461,385
                                                 ------------     ------------
                                                    3,803,439        3,896,954
   Accumulated depreciation                        (2,088,939)      (2,504,670)
                                                 ------------     ------------
                                                    1,714,500        1,392,284
Intangible assets, net of accumulated
   amortization of $4,621,160 in 2001
   and $4,374,500 in 2002                           2,411,888        2,304,007
Other assets                                           27,273           73,292
                                                 ------------     ------------
Total assets                                     $ 17,450,996     $ 12,864,227
                                                 ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt          $    158,990     $    231,114
   Accounts payable                                 3,326,652        2,052,209
   Deferred revenue                                   869,893          408,371
   Other accrued expenses                           2,280,491        1,790,519
                                                 ------------     ------------
        Total current liabilities                   6,636,026        4,482,213

Long-term debt, less current maturities             3,667,882        3,441,305


STOCKHOLDERS' EQUITY :
   Series C Convertible Preferred Stock, $.01
     par value - 500,000 shares authorized;
     150,000 shares issued and outstanding
     in 2001 and 2002                               7,944,082        8,817,070
   Common stock, $.001 par value - 75,000,000
     shares authorized; 28,263,058 shares
     issued and outstanding in 2001 and                28,263           28,389
     28,389,484 issued and outstanding in 2002
   Additional paid-in capital                      37,693,098       37,071,721
   Accumulated deficit                            (38,069,082)     (40,708,586)
   Accumulated other comprehensive income
     (loss) - cumulative translation adjustment      (449,273)        (267,885)
                                                 ------------     ------------

Total stockholders' equity                          7,147,088        4,940,709
                                                 ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 17,450,996     $ 12,864,227
                                                 ============     ============

          See accompanying notes to consolidated financial statements.

                    VASCO DATA SECURITY INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                                   ----------------------------    ----------------------------
                                                                       2001            2002            2001            2002
                                                                       ----            ----            ----            ----
 Net revenues                                                      $  4,788,409    $  5,127,401    $ 20,696,011    $ 15,310,082
 Cost of goods sold                                                   2,348,403       2,067,273       8,047,306       5,942,293
                                                                   ------------    ------------    ------------    ------------
 Gross profit                                                         2,440,006       3,060,128      12,648,705       9,367,789
 Operating costs:
       Sales and marketing (exclusive of
       $(57,471)and $(38,854) for the three and nine
       months ended September 30, 2001, respectively, and
       $(16,310) and $(7,694) for the three and nine  months
       ended September 30, 2002, respectively, reported below
       as non-cash compensation, (recovery))                          3,651,467       1,834,729      10,580,742       6,039,813

       Research and development                                       1,453,677         749,344       4,448,836       2,327,670

       General and administrative (exclusive of
       $(131,580) and $(88,956) for the three and nine
       months ended September 30, 2001, respectively, and
       $(53,076) and $(25,028) for the three and nine months
       ended September 30, 2002, respectively, reported below
       as non-cash compensation, (recovery))                          1,547,798       1,238,282       4,419,552       3,178,221

       Non-cash compensation (recovery)                                (189,051)        (69,386)       (127,810)        (32,722)
                                                                   ------------    ------------    ------------    ------------
           Total operating costs                                      6,463,891       3,752,969      19,321,320      11,512,982

 Operating income (loss)                                             (4,023,885)       (692,841)     (6,672,615)     (2,145,193)

 Interest income (expense), net                                         558,002         (45,109)        765,964        (238,441)
 Other income (expense), net                                             61,982         (70,932)        134,532        (115,598)
                                                                   ------------    ------------    ------------    ------------

 Income (loss) before income taxes                                   (3,403,901)       (808,882)     (5,772,119)     (2,499,232)
 Provision for income taxes                                             175,633               -         369,163         140,272
                                                                   ------------    ------------    ------------    ------------
 Net loss                                                            (3,579,534)       (808,882)     (6,141,282)     (2,639,504)

 Preferred stock accretion                                             (290,996)       (290,996)       (872,988)       (872,988)
                                                                   ------------    ------------    ------------    ------------
 Net loss available to common shareholders                         $ (3,870,530)   $ (1,099,878)   $ (7,014,270)   $ (3,512,492)
                                                                   ============    ============    ============    ============
 Basic and diluted net loss per common
       share                                                       $      (0.14)   $      (0.04)   $      (0.25)   $      (0.12)
                                                                   ============    ============    ============    ============
 Weighted average common shares
       outstanding                                                   28,260,558      28,389,484      28,137,691      28,333,449
                                                                   ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                    VASCO DATA SECURITY INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                --------------------------      -----------------------------
                                                    2001            2002            2001             2002
                                                    ----            ----            ----             ----
 Net loss                                       $ (3,579,534)    $(808,882)     $ (6,141,282)    $ (2,639,504)
 Other comprehensive income (loss) -
       cumulative translation adjustment             255,044        85,310          (156,935)         181,388
                                                ------------     ---------      ------------     ------------
 Comprehensive income (loss)                    $ (3,324,490)    $(723,572)     $ (6,298,217)    $ (2,458,116)
                                                ============     =========      ============     ============

          See accompanying notes to consolidated financial statements.

                    VASCO DATA SECURITY INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                        -------------------------------
                                                             2001             2002
                                                             ----             ----
Cash flows from operating activities:
   Net loss                                             $  (6,141,282)    $  (2,639,504)
      Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation and amortization                      2,114,260         1,035,629
         Non-cash compensation  expense (recovery)           (127,810)          (32,722)
         Changes in assets and liabilities,
           net of effects of acquisitions:
            Accounts receivable, net                        2,529,151          (821,434)
            Inventories, net                               (1,112,919)          997,275
            Prepaid expenses                                   69,070           (16,203)
            Deferred income taxes                                   -            83,000
            Other current assets                             (270,700)          332,209
            Accounts payable                                 (389,026)       (1,274,443)
            Deferred revenue                                 (466,384)         (461,522)
            Accrued expenses                               (1,060,350)         (499,867)
                                                        -------------     -------------
Net cash provided by (used in) operations                  (4,855,990)       (3,297,582)
                                                        -------------     -------------
Cash flows from investing activities:
   Acquisition of Identikey, Ltd.                             141,156           (23,362)
   Other assets                                               (95,427)           (2,867)
   Disposition of assets                                            -           107,765
   Additions to property and equipment                       (817,519)         (415,371)
                                                        -------------     -------------
Net cash provided by (used in)  investing activities         (771,790)         (333,835)
                                                        -------------     -------------
Cash flows from financing activities:
   Repayment of debt                                         (249,096)         (154,453)
   Proceeds from exercise of stock options/warrants            32,857                 -
                                                        -------------     -------------
Net cash provided by (used in) financing activities          (216,239)         (154,453)
Effect of exchange rate changes on cash                      (152,267)          181,388
                                                        -------------     -------------

Net increase (decrease) in cash                            (5,996,286)       (3,604,482)
Cash, beginning of period                                  13,832,645         6,342,440
                                                        -------------     -------------
Cash, end of period                                     $   7,836,359     $   2,737,958
                                                        =============     =============

Supplemental disclosure of cash flow information:
Interest paid                                           $     211,856     $     113,215
Income taxes paid                                       $     120,535     $           -
Common stock issued in connection with acquisition      $   1,903,366     $     284,459


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


NOTE 2- GOODWILL AND OTHER INTANGIBLE ASSETS

         During the first quarter of 2002, VASCO implemented SFAS No. 142, "Goodwill and Other Intangible Assets", which replaced the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also established requirements for identifiable intangible assets. As a result, during the first quarter VASCO reclassified $1,222,898 of intangible assets into goodwill. Operating income for the first nine months of 2001 includes $137,468 of amortization of goodwill and other intangible assets that are not included in 2002 results, because of the implementation of SFAS No. 142.

Intangible asset data as of September 30, 2002 is as follows:

                                             Gross Carrying      Accumulated
                                                 Amount          Amortization
                                                 ------          ------------
Amortized intangible assets -
         Current technology                   $ 5,455,609        $ 3,401,569

Unamortized intangible assets - Goodwill      $ 1,222,898        $   972,931

Aggregate amortization expense -
For the nine months ended September 30, 2002  $   405,807

Estimated amortization expense for the year ended:
         December 31, 2002                    $   548,637
         December 31, 2003                        532,355
         December 31, 2004                        319,186
         December 31, 2005                        319,186

     Net loss would have been $137,468 lower and basic and diluted loss per share would have decreased $.01 for the nine months ended September 30, 2001, if SFAS 142 had been implemented at the beginning of that period. For the three months ended September 30, 2001, net loss would have been $45,823 lower and diluted loss per share would not have changed, if SFAS 142 had been implemented at the beginning of that period.

NOTE 3 - ACQUISITION

     On March 29, 2001, VASCO acquired approximately 90% of the outstanding capital stock of Identikey, Ltd. in exchange for 366,913 shares of Company common stock. In May 2002, VASCO acquired approximately 9.7% of the outstanding stock of Identikey, Ltd. in exchange for 126,426 shares of Company common stock and approximately $23,000 in cash. The value of the stock and cash exchanged for these shares in May 2002 was approximately $308,000. The Company intends to acquire the remaining shares outstanding during the fourth quarter of 2002.

NOTE 4 - INVENTORIES

     Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) method.

     Inventories are comprised of the following:

                                                  December 31,   September 30,
                                                      2001           2002
                                                  ------------   -------------
             Component parts                      $    412,921   $     315,494
             Work-in-process and finished goods      1,599,646         699,798
                                                  ------------   -------------
                     Total                        $  2,012,567   $   1,015,292
                                                  ============   =============

NOTE 5 - IMPACT OF ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS 143 must be applied starting with fiscal years beginning after June 15, 2002. Management is currently evaluating the impact that the adoption of SFAS 143 will have on the consolidated financial statements.

     In June 2002, the FSAB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 will not have an impact on the Company's historical consolidated financial statements.

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

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements for the three and nine months ended September 30, 2002 and 2001.

Revenues

     Revenues for the three months ended September 30, 2002 were $5,127,000, an increase of $339,000, or 7%, as compared to the three months ended September 30, 2001. The increase is primarily due to increased sales to the Corporate Network Access market through VASCO's reseller channel. Geographically, 15% of revenues in the third quarter of 2002 were from the U.S. with 85% from outside the U.S., primarily Europe and Asia Pacific. In the third quarter of 2001, 12% of revenues were from the U.S. with 88% from outside the U.S., primarily Europe.

     For the nine months ended September 30, 2002, revenues were $15,310,000, a decrease of $5,386,000, or 26%, as compared to the same period last year. The decline is primarily a result of the challenging sales environment in the Company's banking segment and the reduction in new sales of VACMAN Enterprise partially offset by increased sales to the Corporate Network Access market. Customers in the Company's banking segment continue to delay purchase decisions. The decline in new sales of the VACMAN Enterprise (also known as SnareWorks and which provides security for large enterprises using mainframe and client-server applications) is a direct result of the decreased investment in sales and marketing expenses targeted to this customer segment. Even though sales in the Corporate Network Access market are higher than the prior year, sales into this market has been affected by the overall reduction in spending on technology. Geographically, 15% of revenues for the nine months ended September 30, 2002 were from the U.S. with 85% from outside the U.S. For the nine months ended September 30, 2001, 25% of revenues were from the U.S. with 75% from outside the U.S.

Cost of Goods Sold

     Cost of goods sold for the three months ended September 30, 2002 was $2,067,000, a decrease of $281,000, or 12%, as compared to the three months ended September 30, 2001. The improvement reflected lower costs in the Digipass product line.

     For the nine months ended September 30, 2002, cost of goods sold was $5,942,000, a decrease of $2,105,000 or 26%, as compared to the same period last year. The decline in cost of goods sold was directly related to the reduction in revenues.

Gross Profit

     The Company's gross profit for the three months ended September 30, 2002 was $3,060,000 an increase of $620,000 or 25%, as compared to the three months ended September 30, 2001. Gross profit as a percentage of net revenue was 60% for the quarter ended September 30, 2002, as compared to 51% for the same period of 2001. The increase in gross profit in absolute dollars and as a percentage of revenue reflected the increase in sales to the Corporate Network Access market, which has a higher margin percentage than sales to the banking market, and the overall reduction in Digipass costs.

     Gross profit for the nine months ended September 30, 2002, was $9,368,000, a decrease of $3,281,000 or 26% compared to the same period last year. The decline in gross profit is directly related to the reduction in net revenue. As a percentage of net revenue, gross profit was approximately 61% in both years. Gross profit as a percentage of net revenue remained constant as gross profit from VACMAN Enterprise revenues has been offset by the increase in Corporate Network Access as a percentage of total revenue, the increase in VACMAN Server revenues and the lower cost of Digipass product.

Sales and Marketing Expenses

     Sales and marketing expenses for the three months ended September 30, 2002 were $1,835,000, a decrease of $1,817,000, or 50%, over the three months ended September 30, 2001. The reduction of expense reflects the reduction in sales and marketing headcount from 82 at September 30, 2001 to 49 at September 30, 2002. The reduction in headcount is primarily related to the elimination of sales and marketing activities related to the VACMAN Enterprise product line. Additionally, reductions in advertising, public relations, and trade shows contributed to this decline.


     For the nine months ended September 30, 2002, sales and marketing expenses were $6,040,000, a decrease of $4,541,000, or 43% compared to 2001, for the same reasons as outlined above.

Research and Development

     Research and development costs for the three months ended September 30, 2002 were $749,000, a decrease of $704,000, or 48%, as compared to the three months ended September 30, 2001. The Company has consolidated its research and development centers, reducing headcount from 45 to 19.

     For the nine months ended September 30, 2002, research and development expenses totaled $2,328,000, a decrease of $2,121,000, or 48%, as compared to the same period last year.

General and Administrative Expenses

     General and administrative expenses for the three months ended September 30, 2002 were $1,238,000, a decrease of $310,000, or 20%, compared to the three months ended September 30, 2001. This decrease was principally due to headcount reduction from 26 to 11. Also contributing to this decrease were reduced depreciation and amortization expenses related to the assets written off at the end of last year, and reduced costs to support a smaller world-wide infrastructure.

     For the nine months ended September 30, 2002, general and administrative expenses were $3,178,000, a decrease of $1,242,000, or 28% compared to the same period last year primarily due to the aforementioned headcount reduction.

Interest Expense, Net

     Net interest expense for the three months ended September 30, 2002 was $45,000, compared to net interest income of $558,000 for the same period in 2001. This change was due to a reduction of invested cash balances.

     For the nine months ended September 30, 2002, net interest expense was $238,000, compared to net interest income of $766,000 for the same period last year. This change was due primarily to a reduction of invested cash balances.

Other Expense, Net

     Other expense, net for the three months ended September 30, 2002 was $71,000 compared to other income of $62,000 for the same period in 2001. The change was due primarily to changes in exchange rates.

For the nine months ended September 30, 2002, other expense, net was $116,000, compared to other income, net of $135,000 for the same period last year. The change was due primarily to changes in exchange rates.

Income Taxes

     No income tax expense or benefit was recorded for the three months ended September 30, 2002. No benefit was recorded to offset the pretax loss as realization of the benefit from the additional loss is not assured. Income tax expense of $140,000 for the nine months ended September 30, 2002 is composed of $57,000 related to foreign operations and $83,000 related to the write-off of a deferred tax asset in the United States.

Income tax expense of $176,000 and $369,000 for the three and nine months ended September 30, 2001, respectively, relate to foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents were $2,738,000 at September 30, 2002, which is a decrease of approximately $3,604,000 from $6,342,000 at December 31, 2001. As of September 30, 2002, the Company had working capital of $4,612,000 compared with $6,661,000 at December 31, 2001.

     The Company has an overdraft agreement with a European bank pursuant to which the bank will provide funding in a maximum amount equal to 80% of VASCO's Belgium subsidiary's defined receivables. As of September 30, 2002, approximately $1,960,000 was available under that agreement. The agreement does not have a fixed term and can be terminated by the bank without cause with 30 days notice. Should the Company continue to operate at a loss, the bank could terminate the agreement and, as a result, the Company would need to obtain additional financing. There is no assurance that such financing would be available. Additionally, the Company continues to evaluate its options to reduce expenses by consolidating operations where efficiencies can be gained and eliminating expenses related to non-essential activities.

     The Company's term loan of $3.4 million due September 30, 2003, will be classified as a current liability in the fourth quarter of 2002.

     Capital expenditures during the first nine months of 2002 were $415,000 and consisted primarily of computer equipment and office furniture and fixtures.

     For the three months ended September 30, 2002, the Company recorded an operating loss before non-cash recovery for stock options granted to certain officers of the Company of $762,000 and a net loss before these option grants of $878,000. The Company had a loss before non-cash recovery, interest, taxes depreciation and amortization of $514,000.

     For the nine months ended September 30, 2002, the Company recorded an operating loss before non-cash recovery for stock options granted to certain officers of the Company of $2,178,000 and a net loss before these option grants of $2,672,000. The Company has a loss before non-cash recovery, interest, taxes, depreciation and amortization of $1,258,000.

     The Company may seek acquisitions of businesses, products and technologies that are complementary or additive to those of the Company. While from time to time the Company engages in discussions with respect to potential acquisitions, there can be no assurance that any such acquisitions will be made.

     In July 2002, the Company was notified that effective November 1, 2002, The Nasdaq Stock Market, Inc. would be implementing its new minimum stockholders' equity requirement of $10,000,000 for continued listing on the Nasdaq National Market. The notification further stated that the Company's current shareholders' balance was not adequate to meet the new standard and indicated that the Company would receive a formal written notification of a deficiency if public filings after November 1, 2002 did not reflect the new minimum standard. At the present time, the Company's stockholders' equity balance does not meet the new standard and the Company expects to receive a notice of deficiency from The Nasdaq Stock Market, Inc. Once the notice is received, the Company expects that it will make application for a transfer of the listing to the Nasdaq SmallCap Market.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's market risk during the nine month period ended September 30, 2002. For additional information, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures within 90 days prior to filing this quarterly report (the "Evaluation Date"). Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Company, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them on a timely basis.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the Evaluation Date.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         On March 13, 2002, a suit was filed by ActivCard, S.A., against the Company in the United States District Court, District of Delaware, claiming patent infringement, false designation or origin and trade dress infringement. The case is currently being evaluated by the Company and its legal counsel. The Company believes the suit is without merit. As the suit is in its early stages, management is unable to estimate the effect of this suit on the Company at this time.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

On July 16, 2002 the Shareholders of the Company entitled to vote thereon elected the following individuals as Directors of the Company (total shares eligible to vote were 28,389,484; total shares voted were 20,694,351):

------------------------------------------------------------------------------
         Name                       For            Against          Abstain
------------------------------------------------------------------------------

   T. Kendall Hunt               20,143,604           -              550,747
   Mario Houthooft               20,142,804           -              551,547
  Michael Cullinane              20,149,554           -              544,797
   Michael Mulshine              20,133,716           -              560,635
  Christian Dumolin              20,149,554           -              544,797
     Chris LeBeer                20,149,654           -              544,697

There were 4,475,159 broker non-votes for the matter.

ITEM 5.  OTHER INFORMATION. None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         EXHIBITS:

         EXHIBIT 99.1 STATEMENT UNDER OATH OF PRINCIPAL EXECUTIVE OFFICER DATED NOVEMBER 14, 2002.

         EXHIBIT 99.2 STATEMENT UNDER OATH OF PRINCIPAL FINANCIAL OFFICER DATED NOVEMBER 14, 2002.

         REPORTS ON FORM 8-K:  None.






                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2002.

                                      VASCO Data Security International, Inc.



                                      /s/ MARIO R. HOUTHOOFT
                                      ----------------------------------------
                                      Mario R. Houthooft
                                      Chief Executive Officer and President


                                      /s/ CLIFFORD K. BOWN
                                      ----------------------------------------
                                      Clifford K. Bown
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
             AND SECURITIES AND EXCHANGE COMMISSION RELEASE 34-46427

I, Mario R. Houthooft, the principal executive officer of VASCO Data Security International, Inc., certify that:

1. I have reviewed this quarterly report on Form 10Q of VASCO Data Security International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (b) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Dated:  November 14, 2002                 /s/ MARIO R. HOUTHOOFT
                                            ----------------------------------
                                            Mario R. Houthooft
                                            Chief Executive Officer and
                                            President and Director
                                            (Principal Executive Officer)

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
             AND SECURITIES AND EXCHANGE COMMISSION RELEASE 34-46427


I, Clifford K. Bown, the principal financial officer of VASCO Data Security International, Inc., certify that:

1. I have reviewed this quarterly report on Form 10Q of VASCO Data Security International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in The registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ CLIFFORD K. BOWN
  November 14, 2002                       ------------------------------------
                                          Clifford K. Bown
                                          Chief Financial Officer
                                          (Principal Financial Officer
                                          and Principal Accounting Officer)