Form 10-K
period 2002-12-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2003-03-31
CIK 1044777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO ________

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

                Yes      X                         No
                   --------------                      --------------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______________

         As of March 20, 2003, 28,389,484 shares of the Company's Common Stock, $.001 par value per share ("Common Stock"), were outstanding. On that date, the aggregate market value of voting and non-voting common equity (based upon the last sale price of the Common Stock as reported on Nasdaq on March 20, 2003) held by non-affiliates of the registrant was $29,241,168 at $1.03 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE
         None.

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I

 -----            "Safe Harbor" Provisions                                                                      3
Item 1.           Description of Business                                                                       3
Item 2.           Properties                                                                                    13
Item 3.           Legal Proceedings                                                                             13
Item 4.           Submission of Matters to a Vote of Security Holders                                           13

PART II

Item 5.           Market for Registrant's Common Stock and Related Stockholder Matters                          14
Item 6.           Selected Consolidated Financial Data                                                          15
Item 7.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                         15
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                                    23
Item 8.           Financial Statements and Supplementary Data                                                   24
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosures                                                                         24

PART III

Item 10.          Directors and Executive Officers of the Registrant                                            24
Item 11.          Executive Compensation                                                                        26
Item 12.          Security Ownership of Certain Beneficial Owners and Management                                31
Item 13.          Certain Relationships and Related Transactions                                                32
Item 14.          Controls and Procedures                                                                       32


PART IV
Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8K                                32

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE                                                                 F-1

SIGNATURES

EXHIBITS

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

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

       VASCO Data Security International, Inc. was incorporated in Delaware in 1997 and is the successor to VASCO Corp., a Delaware corporation. Our principal executive offices are located at 1901 South Meyers Road, Suite 210, Oakbrook Terrace, Illinois 60181 and the telephone number at that address is (630) 932-8844. Our principal offices in Europe are located at Koningin Astridlaan 164, B-1780 Wemmel (Belgium) and the telephone number at that address is 32(0)2/456.98.10. Unless otherwise noted, specifically in the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, references in this Annual Report to "VASCO," "Company," "company, " "we," "our," and "us" refer to VASCO Data Security International, Inc., its predecessor, VASCO Corp., and its subsidiaries.

       The Company, through its operating subsidiaries, designs, develops, markets and supports open standards-based hardware and software security systems that manage and secure access to information assets.

FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES

       See Note 10 to VASCO Notes to Consolidated Financial Statements for certain information about foreign and domestic operations and export sales.

NARRATIVE DESCRIPTION OF THE BUSINESS

GENERAL

       We design, develop, market and support patented "Identity Authentication" products for e-business and e-commerce. Our products enable secure financial transactions to be made over private enterprise networks and public networks, such as the Internet. VASCO's Identity Authentication software is delivered via its Digipass security products, small "calculator" hardware devices carried by an end user, or in a software format on mobile phones, other portable devices, and PCs. The Digipass devices, most of which incorporate an electronic digital signature capability, guarantee the integrity of electronic

--------
         This report contains the following trademarks of the Company, some of which are registered: VASCO, AccessKey, VACMan Server and VACMan/CryptaPak, AuthentiCard, Digipass, and Digipass Pack.

transactions and data transmissions. For user access control, VASCO's VACMAN Server products limit application access to designated Digipass users. Digipass and VACMAN combine to provide greater flexibility and a more affordable means than competing products of authenticating to any network, including the Internet.

       VASCO's target markets are the applications and their several hundred million users that utilize fixed passwords as security. VASCO's time-based system generates a "one-time" password that changes with every use. As a result, when compared to fixed passwords, it substantially reduces the risk of unauthorized access to the application.

       Our security solutions are sold worldwide through our direct sales force, as well as through distributors, resellers and systems integrators. We currently have approximately 800 customers in more than 50 countries. Representative customers of our products include Rabobank Nederland, ABN AMRO Bank, Eterra Norway, ING Bank, John Hancock, Fortis Bank, Liberty Mutual, Allmerica Financial Services, CoStar Group, and the U.S. Government.

INDUSTRY BACKGROUND

       The growth in electronic banking and electronic commerce, and the increasing use and reliance upon proprietary or confidential information by businesses, government and educational institutions that is remotely accessible by many users, has made information security a paramount concern. We believe that enterprises are seeking solutions that will continue to allow them to expand access to data and financial assets while maintaining network security.

       According to International Data Corporation (IDC), demand for information security services is expected to reach $21 billion in worldwide annual spending by 2005. Demand for security software is expected to increase to $9.4 billion in 2005. The compound annual growth rate for each area exceeds 25%.

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

       Fueled by well-publicized incidents including misappropriation of credit card information and denial of service attacks, there is a growing perception among many consumers that there is a risk involved in transmitting information via the Internet. These incidents and this perception may hamper the development of consumer-based electronic commerce. Accordingly, we believe that electronic commerce will benefit from the implementation of improved security measures that accurately identify users and reliably encrypt data transmissions over the Internet.

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

       - Access Control: Software that provides authentication, authorization, and accounting functions, controlling a user's access to only that data or the financial assets which he or she is authorized to access, and that keeps track of a user's activities after access has been granted.

       - Administration and Management Tools: Software that sets, implements, and monitors security policies, the access to which is typically regulated by access control systems. These tools are extremely important to the overall effectiveness of a security system.

       The most effective security policies employ most, if not all, of the above components. Most companies, however, only implement a patchwork of these components, which can result in their security systems being compromised.

THE VASCO SOLUTION

       The Company has found that, to date, most approaches to network security, including Internet security, have been limited in scope and have failed to address all of the critical aspects of data security. We believe that an effective enterprise-wide solution must address and assimilate issues relating to the following:

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

VASCO'S STRATEGY

       We believe we have one of the most complete lines of security products and services for Identity Authentication available in the market today and we intend to become a leading worldwide provider of these products and services. A key element of our growth strategy is to demonstrate to an increasing number of distributors, resellers and systems integrators that, by incorporating our security products into their own products, they can more effectively differentiate themselves in their marketplaces and increase the value of their products. In addition, we will demonstrate to our corporate users that our products provide mission critical security to their internal and external security infrastructures. Following this aggressive marketing and promotion effort, we will work with these resellers and integrators to support their sales of solutions that include our products. Also, we plan to expand our direct sales marketing program to new and existing blue chip customers. Further, we intend to:

       Increase Sales and Marketing Efforts Worldwide. We intend to increase sales of our security products and services in our established European markets and to aggressively increase our sales and support presence and marketing efforts in North America, South America, Asia/Pacific, Australia and the Middle East. We plan to:

       - Market new services and products to our existing customers by providing testimonial evidence of user experiences from other customers;

       - Launch a Europe, Middle East. Africa and Asia marketing campaign to raise awareness of our solutions among the Distributors and Resellers of popular third party software products and to establish relationships with them whereby they become resellers of our products and solutions;

       - Form additional strategic relationships with resellers and vendors of complementary, innovative security products and systems; and

       - Develop a marketing and sales infrastructure, largely in the form of new resellers, distributors, and solution providers, in new markets.

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

       -      Acquiring complementary technologies or businesses; and

       - Developing additional applications for our products in areas that may include securing the exchange of data in the healthcare field and providing security for Internet gambling and lottery transactions, among others.

VASCO'S PRODUCTS

Digipass Product Line

       Our Digipass product line, which exists as a family of authentication devices as well as extensive software libraries, provides a flexible and affordable means of authenticating users to any network, including the Internet.

       Security can be broken into three factors:

       -      What the user has (the Digipass device itself);

       -      What the user knows (the PIN code to activate the Digipass); and

       -      Who the user is (biometrics).

       The Digipass family is currently based on the first two factors. Using the Digipass system, in order to enter a remote system or to digitally sign data the user needs the:

       - Hardware device (the token) itself so that if he or she does not physically have the token, he or she will not be able to log on to the system; and

       - PIN code for the token so if the user does not know the appropriate code, he or she will not be able to use the applications stored inside.

       Both of these factors help to make sure that a natural person is authenticating (or signing), instead of a computer or another device. These factors also enable very high portability for security anytime, anywhere and anyhow.

       Digipasses calculate dynamic passwords, also known as one-time passwords to authenticate users on a computer network and for a variety of other applications. There are several models of the Digipass, each of which has its own distinct characteristics depending on the platform that it uses and the functions it performs. However, the Digipass family is designed to work together and customers can switch their users' devices without requiring any changes to the customers' existing infrastructure. In addition, these devices can be used to calculate digital signatures, also known as electronic signatures or message authentication codes, to protect electronic transactions and the integrity of the contents of such transactions.

       In addition, Digipass technology is designed to operate on non-VASCO platforms such as a desktop PC or laptop. Digipass technology is also available for personal digital assistants (PDA), mobile phones and smart cards. For users of mobile phones, Digipass's Authentication Server generates on-time passwords that are sent to the mobile telephone user by SMS (Short Messaging System).

       Digipass technology combines the benefits of both traditional password tokens (authentication and digital signatures) with smart card readers. They both bring portability to smart cards and allow secure time-based algorithms.

       A VASCO-secured system has the features needed to secure both today and tomorrow's IT resources.

DIGIPASS AT WORK

                                  [FLOW CHART}

       The above illustration shows the various steps in the Digipass initialization process. In the first step, the devices are initialized with their unique set of secrets and keys per device. These secrets are stored in an encrypted way on a compact disk or diskette that is sent to the application owner (for example, the information technology manager in an organization or the security department of a bank). These compact disk or diskettes are one way of safely transporting the Digipass secrets to the host computer.

       The files on compact disk or diskettes will be used to read all the necessary secrets and other data from the delivered Digipasses into a database. Then the application owner will assign those Digipass secrets to the end-users. This assignment is based on the serial number of the Digipass and the identity of the end-user. The Digipass is then shipped to the end-user together with a manual and the protected PIN-code on a secure PIN-mailer is sent by a separate shipment.

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


Digipass Pack

       Digipass Pack is a bundling of VASCO Digipass Go 1 and VACMAN Radius Middleware, offering strong Identity Authentication to Small and Medium Sized Enterprises. Although the packs contain standard Digipass Go 1, combinations with other Digipass models are possible. Digipass Pack is compliant with server security products of VASCO Solution Partners, like CITRIX, Netscreen, Check Point, and CISCO and is marketed via VASCO's regional channel partners (Distributors).


                                    [PHOTO]
                           Digipass Pack


VACMAN Product Line

       The VACMAN Product line incorporates a range of strong authentication utilities and solutions designed to allow organizations to add Digipass strong authentication into their existing networks and applications.

       Designed to provide the greatest flexibility, while not compromising on functionality or security, VACMAN solutions are designed to integrate with most popular hardware and software. Once integrated, the VACMAN components become largely transparent to the users minimizing rollout and support issues.

VACMAN Controller

       Designed by specialists in "system entry" security, VACMAN Controller makes it easy to administer a high level of access control. The user simply adds a field to his or her existing user database, describing the unique Digipass token assigned to the user. VACMAN Controller takes it from there, automatically authenticating the logon request using the security sequence the user specifies, whether it's a one-time password using either Response-Only or a Challenge/Response authentication scheme or an electronic signature.

       VACMAN Controller allows the user the freedom to provide secure remote access to virtually any type of application. VACMAN Controller is a library requiring only a few days to implement in most systems and supports all Digipass functionality. Once linked to an application, VACMAN Controller automatically handles login requests from any users you've authorized to have a Digipass token.

VACMAN RADIUS Middleware

       VACMAN RADIUS Middleware brings strong user authentication to existing RADIUS-based environments, while seamlessly integrating with other current infrastructure technology. Many companies already use RADIUS servers and/or firewalls to provide a way to centrally manage all remote connections to the corporate IT infrastructure. VACMAN RADIUS Middleware allows administrators to positively identify remote users before granting remote access to sensitive corporate data and applications.

       Logically, VACMAN RADIUS Middleware is installed between the RADIUS client (NAS, RAS or firewall) and the existing RADIUS server or servers. Once installed, VACMAN RADIUS Middleware functions transparently, adding strong, two-factor, authentication without otherwise affecting the operation of the server or other network components.

       With a range of automated administration features such as Dynamic User Registration, automatic assignment of Digipass devices and the ability to bulk manage users, VACMAN RADIUS Middleware provides transparent strong authentication without adding significantly to the administration load.

VACMAN Server

       VACMAN Server is an integrated, cross platform solution that uses industry and international standards to provide strong two-factor authentication, access control and audit for remote, local and web-based users. It includes full support for RADIUS and web-based access solutions.

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


                            VACMAN SERVER FOR RADIUS

                                   [GRAPHIC]

       RADIUS-based solutions have generally relied on static user name and passwords for authentication. Static passwords offer a potential weakness as they can be trapped, guessed or forced to gain access to an otherwise secure network. The VACMAN Server for RADIUS (VSR) removes this potential weakness by adding support for One Time Passwords (OTP) for secure, two-factor authentication using Vasco's Digipass technology. OTP's are designed to provide that all users are strongly authenticated with information that cannot be re-used or guessed, and thereby to eliminate the most common means of defeating security systems.

       VACMAN Server for RADIUS compliments an organization's existing security infrastructure by providing that only users who have been strongly authenticated are granted access to the network. The ability to support industry standards and run on existing operating systems and hardware platforms provides the flexibility to support virtually any existing security solution adding value to an organization's existing investment in people and equipment.

                              VACMAN SERVER FOR WEB

                                    [GRAPHIC]

       Combining user authentication, authorization and audit into a single strong authentication solution, VACMAN Server for Web extends established Authentication, Authorization and Administration (AAA) principles to web-based access and also supports the use of One Time Passwords (OTP) for true, Digipass two-factor strong authentication. VACMAN Server for Web controls user access to individual resources within the protected web site allowing an organization to finely control what information is accessed, not only by whom, but also when.

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

RESEARCH AND DEVELOPMENT

       Our research and development efforts historically have been, and will continue to be, concentrated on product enhancement, new technology development and related new product introductions. We employ 21 full-time engineers and, from time to time also engage independent engineering firms to conduct non-strategic research and development efforts on our behalf. For the fiscal years ended December 31, 2000, 2001 and 2002, we expended $4,369,000, $4,981,000 and $3,117,000, respectively, on research and development, representing approximately 15%, 19% and 17% of consolidated revenues for 2000, 2001 and 2002, respectively.

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

PRODUCTION

       Our security hardware products are manufactured by third parties pursuant to purchase orders that we issue. Our hardware products are made primarily from commercially available electronic components that are purchased globally. Our software products are produced either in-house or by several outside sources in North America, Australia and Europe.

       The security tokens utilize commercially available programmable microprocessors, or chips. We use two microprocessors, made by Samsung, for the various hardware products we produce. The Samsung microprocessors are purchased from Samsung Semiconductor in France. The microprocessors are the only components of our security tokens that are not commodity items readily available on the open market.

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

       We purchase the majority of our product components and arrange for shipment to third parties for assembly and testing in accordance with our design specifications. Our security token products are assembled exclusively by one independent company with headquarters in Hong Kong and production facilities in mainland China. Purchases from this company are made on a volume purchase order basis. This company commits to very high production standards, and as a result, they also have major production contracts with companies such as Sony and Samsung. Equipment designed to test product at the point of assembly is supplied by us and periodic visits are made by our personnel for purposes of quality assurance, assembly process review and supplier relations.

       There can be no assurance that we will not experience interruptions in the supply of either the component parts that are used in our products or fully-assembled token devices in general. In the event that the flow of components or finished product was interrupted, there could be a considerable delay in finding suitable replacement sources for those components, as well as in replacement assembly subcontractors with the result that our business and results of operations could be adversely affected.

COMPETITION

       The market for computer and network security solutions is very competitive and, like most technology-driven markets, is subject to rapid change and constantly evolving products and services. In the corporate network access market segment, our main competitor is RSA Security, Inc. In the e-banking market segment, our main competitors are ActivCard, Xiring, Todos, Kobil, and CPS. There are many other companies such as Computer Associates International, Rainbow and Aladdin that offer authentication hardware, software and services that range from simple locking mechanisms to sophisticated encryption technologies. We believe that competition in this market is likely to intensify as a result of increasing demand for security products.

       We believe that the principal competitive factors affecting the market for computer and network security products include the strength and effectiveness of the solution, technical features, ease of use, quality/reliability, customer service and support, name recognition, customer base, distribution channels and price. Although we believe that our products currently compete favorably with respect to such factors, other than name recognition in certain markets, there can be no assurance that we can maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other competitive resources.

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

SALES AND MARKETING

       Our security solutions are sold through our direct sales force, as well as through distributors, resellers and systems integrators. A sales staff of 26 coordinates our sales through both our sales channels and these strategic partners' sales channels and makes direct sales calls either alone or with sales personnel of vendors of computer systems. Our sales staff also provides product education seminars to sales and technical personnel of vendors and distributors with whom we have working relationships and to potential end-users of our products.

       Part of our expanded selling effort includes approaching our existing strategic partners to find additional applications for our security products. In addition, our marketing plan calls for the identification of new business opportunities that may require enhanced security over the transmission of electronic data or transactions where we do not currently market our products. Our efforts also include the preparation and dissemination of white papers prepared by our support engineers that explain how we believe our security products can add value or otherwise be beneficial.

CUSTOMERS AND MARKETS

       Customers for our products include some of the world's most recognized names:

       BANKING/FINANCIAL SERVICES                                OTHER
           Rabobank Nederland                         U.S. Department of Defense
              ABN Amro Bank                                    Telindus
                SNS Bank                              Southern California Edison
                ING Bank                                     Eterra Norway
              John Hancock                                  DaimlerChrysler
                Allmerica                                   US Coast Guard
               Fortis Bank                              University of Groningen
              BCA Indonesia                               European Commission
               SEB Sweden                                    CoStar Group
            Postbanken Norway
Oversea Chinese Banking Corporation Ltd.
          PEKAO SA Bank Poland



       For the years 2000, 2001 and 2002, the Company's top 10 customers contributed 72%, 73% and 64%, respectively, of total worldwide revenues.

       Long term contracts with the U.S. government accounted for 5% of revenues for the year 2002. Revenues are only recognized from these contracts when receipt of payment is assured. Future amounts due under the contracts are cancelable by the U.S. government and are not recognized as revenue by the Company.

       A significant portion of our sales is denominated in various foreign currencies that could impact results of operations. To minimize exposure to risks associated with fluctuations in currency exchange rates, we attempt to match the timing of delivery, amount of product and the currency denomination of purchase orders from vendors with sales orders to customers. For additional information regarding how currency fluctuations can affect our business, please refer to Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

       We also experience seasonality in our business. These seasonal trends are most notable in the summer months, particularly in Europe, when many businesses defer purchase decisions.

       See Note 10 to VASCO Notes to Consolidated Financial Statements for a breakdown of revenues and long-lived assets between U.S. and foreign operations.

EMPLOYEES

       As of February 28, 2003, we had 77 full time employees. Of these, 13 were located in North America, 42 were located in Europe, 19 were located in Australia and 3 assigned in Asia/Pacific. Of the total, 46 were involved in sales, marketing and customer support, 21 in product production, research and development and 10 in administration.

ITEM 2 - PROPERTIES

       Our corporate office is located in the United States in an office complex in Oakbrook Terrace, Illinois, a suburb of Chicago. This facility is leased through November 30, 2004, and consists of approximately 9,000 square feet.

       Our European administrative, sales and marketing, research and development and support facilities are located in a suburb of Brussels, Belgium. These facilities consist of approximately 23,500 square feet of office space that are occupied under a lease expiring on October 30, 2006. We believe that these facilities are adequate for our present growth plans.

       Our Australian office is located in a suburb of Brisbane, consisting of approximately 4,900 square feet under a lease expiring in December 2006.

       Our Asia/Pacific sales office is located in an office complex in Singapore, consisting of approximately 377 square feet with a one-year lease, renewable annually.

ITEM 3 - LEGAL PROCEEDINGS

       The Company is from time to time involved in litigation incidental to the conduct of its business. The Company is currently not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial condition or results of operations.

       On March 13, 2002, a suit was filed against the Company in the United States District Court for the District of Delaware by ActiveCard, S.A., a French corporation, claiming patent infringement, false designation of origin and trade dress infringement. The amount of monetary damages is unspecified. The Company intends to vigorously contest the action and has filed a counterclaim seeking declaratory relief. The parties are currently investigating the possibility of alternative dispute resolution, such as mediation. In view of the present state of the proceedings, however, the Company is not able to assess the impact of the claims on its business or financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted to a vote of security holders during the fourth quarter of 2002, through solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       On March 20, 1998, the Company's Common Stock was approved for trading on the NASD Electronic Bulletin Board system under the symbol "VDSI." On April 7, 2000, the Common Stock was listed on the Nasdaq National Market in the United States under the trading symbol "VDSI." In February 2003, the Common Stock was moved from the Nasdaq National Market to the Nasdaq SmallCap Market and continued trading under the symbol "VDSI."

       On March 20, 2003, the closing sale price for the Common Stock on the Nasdaq was $1.03 per share. Such market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent an actual transaction. On February 28, 2003, there were approximately 1,900 holders of record of the Common Stock.

         The following table sets forth the high and low closing bid quotations for the Common Stock for the periods indicated.

                                                               HIGH            LOW
                                                               ----            ---
2001
First Quarter ....................................           $  8.75        $  5.00
Second Quarter ...................................              5.80           2.80
Third Quarter ....................................              3.27           1.19
Fourth Quarter ...................................              2.98           1.00

2002
First Quarter ....................................           $  3.47        $  2.00
Second Quarter ...................................              2.81           1.50
Third Quarter ....................................              1.97           0.87
Fourth Quarter ...................................              1.60           0.67

2003
First Quarter (thru March 18, 2003) ..............           $  1.74        $  0.22

       The Company has not paid any dividends on its Common Stock since incorporation. Restrictions or limitations on the payment of dividends may be imposed under the terms of credit agreements or other contractual obligations of the Company. In the absence of such restrictions or limitations, the declaration and payment of dividends will be at the sole discretion of the Board of Directors of the Company and subject to certain limitations under the General Corporation Law of the State of Delaware. The timing, amount and form of dividends, if any, will depend, among other things, on the Company's results of operations, financial condition, cash requirements, plans for expansion and other factors deemed relevant by the Board of Directors. The Company intends to retain any future earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA) (1)

                                                                        YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------------------------
                                                   1998            1999          2000            2001          2002
                                                   ----            ----          ----            ----          ----
Statements of Operations Data:

Total revenues                                   $ 16,500        $ 19,397      $ 28,066        $ 26,727      $ 18,913

Operating loss                                     (1,327)           (893)       (2,601)        (13,106) (2)   (4,144) (2)

Net loss available to common stockholders          (3,782)         (2,212)       (4,744)        (13,198) (2)   (5,703) (2)

Basic and diluted loss per common share           $ (0.17)        $ (0.09)      $ (0.17)        $ (0.47) (2)  $ (0.20) (2)

Shares used in computing per share amounts         22,431          25,559        27,341          28,169        28,348


Balance Sheet Data:

Cash                                              $ 1,662         $ 2,576      $ 13,833         $ 6,342       $ 2,616

Working capital (deficiency)                       (3,734)          2,473        14,307           6,672          (687)

Total assets                                        9,557          12,318        29,313          17,451        11,134

Long term obligations, less current portion         8,436           8,409         3,764           3,668            32

Stockholders' equity (deficit)                     (9,660)         (1,037)       17,348           7,147         2,811


---------------------

(1) Represents the financial information of VASCO Corp. prior to March 11, 1998, as the Company had not begun operations until the Exchange Offer.

(2)  Includes restructuring expenses of $4,284 in 2001 and $320 in 2002.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BACKGROUND

       Our predecessor company, VASCO Corp., entered into the data security business in 1991 through the acquisition of a controlling interest in ThumbScan, Inc., which we renamed VASCO Data Security, Inc. in 1993. In 1996, we began an expansion of our computer security business by acquiring Lintel Security NV/SA, a Belgian corporation, which included assets associated with the development of security tokens and security technologies for personal computers and computer networks. In addition, in 1996, we acquired Digipass NV/SA, a Belgian corporation, which was also a developer of security tokens and security technologies and whose name we changed to VASCO Data Security NV/SA in 1997. All of these acquisitions were accounted for under the purchase method of accounting.

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

       Since the Exchange Offer, we have engaged in four acquisitions. In May 1999, we acquired the assets of SecureWare SA, a French company for a combination of our stock and cash totaling approximately $1.4 million.

       In October 1999, we acquired Intellisoft Corp. for a combination of stock and cash totaling approximately $8 million with the cash being distributed to dissenting shareholders. This acquisition was accounted for under the pooling-of-interests method of accounting and, therefore, all of our financial information has been restated to include the results of IntelliSoft.

       In August 2000, we acquired Invincible Data Systems (IDS) in a transaction that was accounted for under the pooling-of-interests method of accounting. A total of 322,565 shares of the Common Stock were issued in the transaction. Our historical financial information was not restated for this transaction, which was deemed immaterial.

       Our latest acquisition was completed on March 29, 2001 when we acquired Identikey Ltd. ("Identikey"), a privately held international security software company headquartered in Brisbane, Australia. Under the terms of the purchase agreement, more than 90 percent of the outstanding capital stock of Identikey was exchanged for 366,913 shares of Common Stock. This purchase was accounted for under the purchase method of accounting, and accordingly, the acquired assets have been recorded at their estimated fair values at the date of acquisition. Intangible assets related to the initial purchase transaction were $1,897,000 and are being amortized over a period of 7 years. The remaining 10% of the Identikey has been acquired at various times with the final purchase completed in January 2003. In exchange for the shares obtained in 2002, the Company has issued 126,426 shares of Common Stock and paid $23,362 in cash. Intangible assets related to the purchase of the Identikey shares in 2002 were valued at $297,925 and are being amortized over the same period as the intangible assets identified in the initial transaction.

OVERVIEW

       We design, develop, market and support security products and services that manage and protect against unauthorized access to computer systems of corporate and governmental clients.

        Revenue and Earnings. We sell the majority of our products in European countries with significant sales in the United States, and we intend to actively pursue additional markets, particularly South America, Asia/Pacific, Australia and the Middle East.

       Revenues from sales from our Digipass family continue to represent the majority of our total revenues. Digipass products accounted for 72% of the Company's revenues in 2000 and in excess of 80% of the Company's revenues in both 2001 and 2002. Although we believe it is likely that sales of the Digipass family of tokens, which can be used on various platforms, will continue to account for a majority of our total revenues for the next few years, we also believe that revenues from sales of our other hardware and software data security products, including the VACMAN product line, will increase in the future.

        Research and Development. We are devoting substantial capital and other resources to enhance our existing security products and develop new products to provide identity authentication security solutions on different platforms and for different applications. Costs of research and development, principally the design and development of hardware and software prior to the determination of technological feasibility, are expensed as incurred on a project-by-project basis. Our software capitalization policy currently defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price.

       Variations in Operating Results. Our quarterly operating results have varied in the past and may vary significantly in the future. Factors affecting operating results include the:

       -      Level of competition;

       -      Size, timing, cancellation or rescheduling of significant orders;

       -      Costs and availability of components;

       -      Our success in expanding sales and marketing programs;

       - Technological changes in the market for data security products including the adoption of new technologies and standards;

       -      Market acceptance of new products and product enhancements;

       -      New product announcements or introductions by our competitors;

       - Our ability to develop, introduce and market new products and product enhancements;

       -      Changes in pricing by us or our competitors;

       -      Changes in foreign currency exchange rates; and

       -      General economic trends and other factors.


       In addition, for other than the corporate network access market, we have experienced, and may experience in the future, long sales cycles for customers with new applications. We also experience seasonality in our business. These seasonal trends are most notable in the summer months, particularly in Europe, when many businesses defer purchase decisions.

       Because our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are fixed, a small variation in the timing of recognition of revenue could cause significant variations in operating results from quarter to quarter.

       Currency Fluctuations. Approximately 60% of our operating expenses in 2002 were denominated in a foreign currency. In addition, while the majority of our supply and sales transactions are denominated in U.S. dollars, a significant portion of those transactions are denominated in various foreign currencies. In order to reduce the risks associated with fluctuations in currency exchange rates, we attempt to match the timing of delivery, amount of product and the currency denomination of purchase orders placed with vendors with sales orders received from customers.

       The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders' equity (deficit). Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. Foreign exchange transaction gains aggregating $289,000, $183,000 and $77,000 are included in other non-operating income for 2000, 2001, and 2002, respectively.

RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenues for the years ended December 31, 2000, 2001 and 2002.

                                                                                   PERCENTAGE OF REVENUE
                                                                                  YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------------------
                                                                     2000                  2001                  2002
                                                                    -----                 -----                 -----
Revenues .................................................          100.0%                100.0%                100.0%
Cost of goods sold .......................................           35.9                  39.6                  37.9
                                                                    -----                 -----                 -----
Gross profit .............................................           64.1                  60.4                  62.1
Operating costs:
      Sales and marketing ................................           35.5                  50.8                  42.0
      Research and development ...........................           15.5                  18.6                  16.5
      General and administrative .........................           20.5                  23.8                  24.1
      Non-cash compensation (recovery) ...................            1.8                   0.2                  (0.3)
      Restructuring expenses .............................            --                   16.0                   1.7
                                                                    -----                 -----                 -----
              Total operating costs ......................           73.3                 109.4                  84.0
                                                                    -----                 -----                 -----
Operating loss ...........................................           (9.2)                (49.0)                (21.9)
Interest income (expense) ................................            0.1                   2.9                  (1.4)
Other (expense), net .....................................           (4.3)                  1.1                   --
                                                                    -----                 -----                 -----
Loss before income taxes .................................          (13.4)                (45.0)                (23.3)
Provision for income taxes ...............................            1.4                   --                    0.7
                                                                    -----                 -----                 -----
Net loss .................................................          (14.8)                (45.0)                (24.0)
                                                                    -----                 -----                 -----

       The following discussion is based upon the Company's consolidated results of operations for the years ended December 31, 2002, 2001 and 2000 (percentages in the discussion are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-K.

2002 COMPARED TO 2001

Revenues

       Our consolidated revenues for the year ended December 31, 2002 were $18,913,000, a decrease of $7,814,000 or 29%, as compared to the year ended December 31, 2001. Sales of Digipass products decreased by $5,254,000 or 24% and revenues from non-token products decreased by $2,560,000 or 49%, primarily related to the VACMAN Enterprise product line, which was also known as Snareworks. The Company discontinued the active marketing of the Snareworks product in the fourth quarter of 2001.

       The geographic distribution of sales for the full year 2002 was 77% or $14,658,000 from Europe, 16% or $2,966,000 from the United States and 7% or $1,289,000 from other countries, primarily Asia/Pacific. In 2001, the geographic distribution of sales was 79% or $21,242,000 from Europe and 21% or $5,485,000 from the United States.

Cost of Goods Sold

       Our consolidated cost of goods sold for the year ended December 31, 2002 was $7,171,000, a decrease of $3,420,000, or 32%, as compared to the year ended December 31, 2001. This decrease was primarily due to the reduction in revenue but cost of goods sold was reduced further as a result of increased sales to the Corporate Network Access market, which have a lower cost than goods sold to the Banking market.

Gross Profit

       Our consolidated gross profit for the year ended December 31, 2002 was $11,743,000, a decrease of $4,394,000, or 27%, from the year ended December 31, 2001. This represents a gross margin of 62%, as compared to 2001's gross margin of 60%. This increase in the gross margin rate was primarily due to increased sales of the Digipass products to the

Corporate Network Access market, which has a higher margin than the traditional Banking market, partially offset by the reduction in the sale of non-token products as a percent of total revenue.

Sales and Marketing Expenses

       Consolidated sales and marketing expenses for the year ended December 31, 2002 were $7,934,000, a decrease of $5,646,000, or 42%, from 2001. This decrease is primarily due to the decrease in average full time sales and marketing employee headcount to 52 in 2002 from 68 in 2001 and their related expenses. The decrease also reflects a reduction in marketing activities that were related to the product lines discontinued in the fourth quarter of 2001.

Research and Development Expenses

       Consolidated research and development costs for the year ended December 31, 2002 were $3,117,000, a decrease of $1,864,000, or 37%, as compared to the year ended December 31, 2001. This decrease was primarily related to our consolidation of our research activities in Europe and Australia as part of the restructuring in the fourth quarter of 2001 partially offset by having a full year of expense for Identikey in 2002 as compared to 9 months of expense in 2001. Average full time research and development employee headcount in 2002 was 20 compared to 38 in 2001.

General and Administrative Expenses

       Consolidated general and administrative expenses for the year ended December 31, 2002 were $4,567,000, a decrease of $1,782,000, or 28%, from 2001.
This decrease can be principally attributed to lower headcount, reduced spending on professional services and a reduction of amortization expenses resulting from the write off of assets as part of the restructuring in the fourth quarter of 2001. Average full time general and administrative employee headcount in 2002 was 12 compared to 16 in 2001.

Restructuring Expenses

       Restructuring expenses for the year ended December 31, 2002 were $320,000, a reduction of $3,964,000 from 2001. The expense in 2002 reflects changes in estimates of the reserves established in the fourth quarter of 2001 and primarily relate to the shutdown of the French operation and excess office space in the United States.

Interest Income (expense), Net

       Consolidated net interest income (expense) was an expense of $270,000 in 2002 compared to income of $775,000 in 2001. This increase in expense was primarily due to a reduction in average invested cash balances, down from an average of $6,900,000 in 2001 to $100,000 in 2002, the reversal in 2001 of an expense accrual recorded in 2000 for the restructuring of the Company's long-term debt, and an increase in the interest rate from 3.25% to 6%, effective August 1, 2001, on a $3.4 million term loan, due September 30, 2003.

Income Taxes

       An income tax expense for 2002 of $140,000 compares to a recovery of $13,000 recorded for the year ended December 31, 2001. Both amounts relate to one of our European subsidiaries.

       At December 31, 2002, the Company had United States net operating loss carryforwards approximating $26,300,000 and foreign net operating loss carryforwards approximating $6,200,000. Such losses are available to offset future taxable income in the respective jurisdictions and expire in varying amounts beginning in 2003 and continuing through 2021. In addition, if certain substantial changes in the Company's ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized. The Company has recorded a 100% valuation allowance for the net operating loss carryforwards.

2001 COMPARED TO 2000

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


Sales and Marketing Expenses

       Consolidated sales and marketing expenses for the year ended December 31, 2001 were $13,579,000, an increase of $3,626,000, or 36%, over 2000. This increase is mainly due to the increase in average full time sales and marketing employee headcount of 68 in 2001 versus 43 in 2000. Also, increased sales efforts including, in part, increased travel costs, and an increase in marketing activities, including tradeshows, contributed to this expense. Additionally, the acquisition of Identikey in March 2001 and the opening of the sales office in Singapore resulted in additional expenses.

Research and Development Expenses

       Consolidated research and development costs for the year ended December 31, 2001 were $4,981,000, an increase of $612,000, or 14%, as compared to the year ended December 31, 2000. This increase was, in part, related to the acquisition of Identikey in March 2001. As Identikey is primarily a development center, the acquisition resulted in increased research and development headcount and expenditures at an additional facility. Average full time research and development employee headcount in 2001 was 38 compared to 32 in 2000.

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

       At December 31, 2001, the Company has United States net operating loss carryforwards approximating $22,400,000 and foreign net operating loss carryforwards approximating $3,400,000. Such losses are available to offset future taxable income in the respective jurisdictions and expire in varying amounts beginning in 2002 and continuing through 2020. In addition, if certain substantial changes in the Company's ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized.

RECENT DEVELOPMENTS

On March 18, 2003, the Company announced that it had entered into a Letter of Intent to sell its VACMAN Enterprise business, originally known as Snareworks, to SecureD Services, Inc. The Company will continue to sell, support, maintain, and develop its VACMAN and Digipass strong user authentication products.

The Letter of Intent provides that the Company will receive $2 million of a class of convertible preferred stock from SecureD Services and a share of the net profits of the business earned from existing customers over the three years subsequent to the sale date. The preferred stock will accrue a 6% cumulative dividend payable at maturity in 48 months or upon earlier redemption, and will be convertible at maturity based upon a formula conversion price. Closing of the transaction is contingent upon the satisfactory completion of due diligence and the execution of a definitive agreement, and is expected to occur in the second quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

       At December 31, 2002, our aggregate consolidated indebtedness was $3,622,000. Cash used in operating activities was $2,910,000 during the year ended December 31, 2002. During 2002, we used $90,000 in investing activities, $237,000 in financing activities consisting of debt payments, and the effect of unfavorable changes in exchange rates resulted in the use of $489,000. Net capital expenditures, assets purchased less assets sold, used $16,000 for the year ended December 31, 2002.

       In 1997, we entered into a convertible loan agreement with Artesia Bank N.V., formerly Banque Paribas Belgique S.A. and now doing business as Dexia Bank ("Dexia"), in order to refinance the $3,400,000 payment due December 31, 1997 in connection with our acquisition of Digipass. The terms of the agreement provided that the $3,400,000 principal amount is convertible, upon an offering, into shares of our Common Stock. The original interest was at the rate of 3.25%, payable annually, and the original maturity date was on September 30, 2002. On August 9, 2001, the terms of this loan were restructured. Under the revised terms, the loan is now convertible into shares of our Common Stock at the fixed conversion rate of $7.50 per share rather than a floating rate based on the market price of our Common Stock. The maturity date of the convertible loan is September 30, 2003 and the interest rate is 6%. The loan is secured by a pledge of our Common Stock owned by Mr. T. Kendall Hunt, the Company's Chairman of the Board of Directors and Chief Executive Officer. In consideration of that pledge, the Company has entered into an agreement with Mr. Hunt wherein, in the event that his shares are surrendered to Dexia under the pledge agreement, the Company will indemnify Mr. Hunt for the fair value of the shares surrendered and pay such amount over a period that is mutually acceptable to the parties.

       In July 2000, the Company issued 150,000 shares of preferred stock for cash of $15,000,000. The preferred stock is convertible into 1,052,632 shares of Common Stock at any time through July 2004. If not converted by July 2004, the preferred stock will, at the option of the Company, be either repurchased or converted into Common Stock at a rate equal to the average market price of the Common Stock for 30 consecutive business days on which the common stock was traded prior to the conversion date less five (5) percent.

       The Company maintains an overdraft agreement with Fortis Banque/Bank of Belgium. Under terms of the agreement, the Company can borrow an amount equal to 80% of its Belgium subsidiary's defined accounts receivable up to maximum of two million Euros. Borrowings under the overdraft agreement accrue interest at an annual rate of 6.75% and the Company is obligated to pay a quarterly commitment fee of 0.125%. As of December 31, 2002, approximately $1,360,000 Euros was available under the overdraft agreement and there were no borrowings outstanding under the agreement. The agreement is secured by the assets of the Belgian subsidiary and while it has no specific termination date, it can be terminated with thirty (30) days notice. The agreement is governed by the General Lending Conditions for Corporate Customers, registered in Brussels Belgium on December 16, 1989.

       The net effect of 2002 activity resulted in a decrease in cash of $3,727,000 and a cash balance of $2,616,000 at December 31, 2002, compared to $6,342,000 at the end of 2001. Our working capital at December 31, 2002 was a deficit of $687,000, a decrease of $7,348,000 from $6,661,000 at December 31, 2001. The change is attributable to the classification of the $3,400,000 term loan as a current liability and to operating activities. Our current ratio was
0.92 to 1.0 at December 31, 2002. We believe that our current cash balances, credit available under our existing overdraft agreement, the anticipated cash generated from operations, including the realization of deferred revenue recorded as a current liability, deposits received on orders of Digipass to be delivered in 2003 and the impact of either renegotiating the loan with Dexia, or entering into a separate agreement to replace or repay the loan to Dexia, or having Mr. Hunt surrender his shares to Dexia will be sufficient to meet our anticipated cash needs for the foreseeable future.

       There is substantial risk, however, that the our revenue and cash receipts will not grow at a sufficient rate to generate the funds needed to repay our debt to Dexia within the terms of the existing agreement. If we are unable to meet our revenue and cash goals and are also unable to renegotiate the terms of the agreement with Dexia or reach a mutually acceptable agreement with Mr. Hunt as an indemnity for his loss as a result of his surrender of shares of our Common Stock to Dexia, we will need to significantly reduce our workforce, sell certain of our assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenues and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions.


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

       VALUATION OF GOODWILL AND OTHER INTANGIBLE ASSETS, AND SOFTWARE DEVELOPMENT COSTS: We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. The Company assesses the recoverability of its purchased software against estimated future revenue for the individual products over the estimated remaining economic life of the software.

       When we determine that the carrying value of intangibles and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Given the highly competitive environment and technological changes in our industry, it is reasonably possible that estimates of anticipated future revenue, the remaining economic life of the Company's software products, or both may be reduced significantly.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS 143 must be applied starting with fiscal years beginning after June 15, 2002. Management does not believe the adoption of SFAS No. 143 will have a significant impact on the Company's consolidated financial statements.

       In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30. Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective beginning January 1, 2003. Management does not believe the adoption of SFAS No. 145 will have a significant impact on the Company's consolidated financial statements.

       In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This standard will be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not believe the adoption of SFAS No. 146 will have a significant impact on the Company's consolidated financial statements.

       In 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"), which requires additional disclosures by a guarantor about its obligations under certain guarantees that it has issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The accounting requirements of FIN No. 45 are effective for the Company on January 1, 2003, on a prospective basis. The impact of adoption is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

       In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation--Transition and Disclosure an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123, to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS 148 must be applied starting with fiscal years beginning after December 16, 2003.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Foreign Currency Exchange Risk - Approximately 84% of our business is conducted outside the United States, in Europe and Asia/Pacific. A significant portion of our business operations is transacted in foreign currencies. As a result, we have exposure to foreign exchange fluctuations. We are affected by both foreign currency translation and transaction adjustments. Translation adjustments result from the conversion of the foreign subsidiaries' balance sheets and income statements to U.S. dollars at year-end exchange rates and weighted average exchange rates, respectively. Translation adjustments resulting from this process are recorded directly into stockholders' equity. Transaction adjustments result from currency exchange movements when a foreign subsidiary transacts business in a currency that differs from its local currency. These transactions are recorded as gains or losses in our statement of operations. Our foreign subsidiaries' business transactions are spread across approximately 50 different countries and currencies. This geographic diversity reduces the risk to our operating results.

       Interest Rate Risk - We have minimal interest rate risk. Our $3,400,000 long-term debt has a fixed rate of 6%, which is not subject to market fluctuations. This note matures in September 2003. If renegotiated, the interest rate on the debt could increase. Interest expense will increase $34,000 annually for each percentage point that the interest rate increases.

       Impairment Risk - At December 31, 2002, we had goodwill and other intangible assets of $2,160,000 related mostly to technology purchased in 2001 as part of our acquisition of Identikey. We will assess the net realizable value of the intangible assets on a regular basis to determine if we have incurred any declines, other than a temporary decline, in the value of our capital investment. While we did not experience impairment for the year ended December 31, 2002, we may incur impairment charges in future periods.

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


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS


       T. KENDALL "KEN" HUNT -- Mr. Hunt is Chairman of the Board and Chief Executive Officer. He served as our Chief Executive Officer through June 1999. He returned as CEO in November 2002. He has been a director since July 1997 and currently serves a one-year term. He served since 1990 as Chairman and President of our predecessor, VASCO Corp. Mr. Hunt is a director of Dolfin.com, Inc. and SecureD Services, Inc., both privately held companies. Mr. Hunt received a B.B.A. from the University of Miami, Miami, Florida and an M.B.A. from Pepperdine University, Malibu, California. Mr. Hunt is 59 years old.


       MICHAEL P. CULLINANE -- Mr. Cullinane has been a director since April 10, 1998 and currently serves a one-year term. He is the Chairman of our Audit Committee and a member of our Compensation Committee. Mr. Cullinane is currently the Executive Vice President and Chief Financial Officer of Divine, Inc. From 1988 to June 1999 he served as Executive Vice President, Chief Financial Officer and a director of PLATINUM Technology International, Inc. Mr. Cullinane is a director of Divine, Inc. and Made 2 Manage Systems, Inc., both of which are public companies. Mr. Cullinane received a B.B.A. from the University of Notre Dame, South Bend, Indiana. Mr. Cullinane is 53 years old.


       FORREST D. LAIDLEY -- Mr. Laidley has been a director since July 1997 and currently serves a one-year term. Mr. Laidley was our Secretary from our inception through September 2000. He has been involved with us and our predecessor, VASCO Corp., for certain periods since 1984 in similar capacities and currently serves as Chairman of our Compensation Committee and a member of our Audit Committee. Mr. Laidley is a partner in the law firm of Tressler, Soderstrom, Maloney & Priess, where he has practiced since 1999. Prior to that he was a partner in the law firm of Laidley & Porter (a predecessor firm) in Libertyville, Illinois since 1985. He serves on the Advisory Council on Main Street Libertyville, and is President and sole stockholder of Forrest Properties, Inc., an Illinois real estate development corporation. Mr. Laidley received a B.A. in History from Yale University, New Haven, Connecticut and a J.D. from DePaul University, Chicago, Illinois. Mr. Laidley is 59 years old.

       MICHAEL A. MULSHINE -- Mr. Mulshine has been a director since July 1997 and currently serves a one-year term. He served since 1992 as a director of our predecessor, VASCO Corp. He is a member of our Audit Committee and Compensation Committee. He is, and since 1977 has been, a principal of Osprey Partners, a management consulting firm. Since 1985 he has been a director and Secretary of SEDONA Corporation, a developer and marketer of enterprise scale Internet solutions. Mr. Mulshine received a B.S. in Electrical Engineering from Newark College of Engineering, Newark, New Jersey. Mr. Mulshine is 63 years old.


EXECUTIVE OFFICERS

       JAN VALCKE -- Mr. Valcke is President & Chief Operating Officer. Mr. Valcke has been an officer of the Company since 1996. From 1992 to 1996, he was Vice-President of Sales and Marketing of Digipass NV/SA, a member of the Digiline group. He co-founded Digiline in 1988 and was a member of the Board of Directors of Digiline. Mr.Valcke received a degree in Science from Kortrijk High School in Kortrijk, Belgium. Mr. Valcke is 49 years old.

       CLIFFORD K. BOWN -- Mr. Bown is Executive Vice President & Chief Financial Officer. Mr. Bown started his career with KPMG where he directed the audits for several publicly held companies, including a global leader that provides integrated and embedded communications solutions. He was CFO for publicly held XL/DATACOMP, a $300 million provider of midrange computer systems and support services in the U. S. and U. K. Mr. Bown also held CFO positions in two other companies focused on insurance and healthcare. Mr. Bown received his MBA from the University of Chicago, a B.S. in Accountancy from the University of Illinois, and he has a CPA certificate. Mr. Bown is 51 years old.

ITEM 11 - EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

       The following table sets forth all compensation awarded to, earned by, or paid for services rendered to VASCO and our subsidiaries in all capacities during the three years ended December 31, 2000, 2001 and 2002 for our Chief Executive Officer and President and Executive Vice Presidents, who are the only executive officers of VASCO and our subsidiaries whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers").

                                        ANNUAL COMPENSATION         LONG-TERM COMPENSATION
-------------------------------------------------------------------------------------------------------------------------
                                                                             AWARDS               PAYOUTS
-------------------------------------------------------------------------------------------------------------------------
                                                         OTHER      RESTRICTED     SECURITIES
                                                         ANNUAL        STOCK       UNDERLYING       LTIP      ALL OTHER
 NAME AND PRINCIPAL                SALARY    BONUS    COMPENSATION    AWARD(S)    OPTIONS/SARS    PAYOUTS   COMPENSATION
      POSITION            YEAR      ($)       ($)          ($)          ($)          (#)           ($)           ($)
-------------------------------------------------------------------------------------------------------------------------
T. KENDALL HUNT (1)       2002   152,627    42,500        --            --         120,000          --          --
Chairman and Chief        2001   165,000    25,000        --            --          90,000          --          --
Executive Officer         2000   165,000      --          --            --          30,000          --          --
-------------------------------------------------------------------------------------------------------------------------
JAN VALCKE (2)            2002   166,667    40,000       34,889         --          50,000          --          --
President and Chief       2001   155,000    36,600        8,597         --          50,000          --          --
Operating Officer         2000   107,895    29,288        --            --            --            --          --
-------------------------------------------------------------------------------------------------------------------------
CLIFFORD K. BOWN (3)      2002    50,600      --          --            --          75,000          --          --
Executive Vice
President, Chief
Financial Officer and
Secretary
-------------------------------------------------------------------------------------------------------------------------
MARIO R. HOUTHOOFT (4)    2002   186,875    81,250      103,372         --         120,000          --        75,113
Chief Executive           2001   225,000   110,000       99,337         --         120,000          --          --
Officer, President and    2000   180,000      --        103,793         --            --            --          --
Director
-------------------------------------------------------------------------------------------------------------------------
DENNIS D. WILSON (5)      2002   100,347    40,000        --            --         150,000          --          --
Executive Vice            2001   155,000    45,000        --            --          50,000          --          --
President, Chief          2000    94,167    15,000        --            --         100,000          --          --
Financial Officer and
Secretary

(1)    Mr. Hunt returned as CEO as of the Company on November 20, 2002.

(2) Mr. Valcke was elected President and COO as of November 20, 2002. Other Annual Compensation primarily includes employment-related expenses billed by Mr. Valcke as an independent contractor.

(3) Mr. Bown joined the Company as Executive Vice President and Chief Financial Officer on August 19, 2002. He was appointed Secretary of the Company as of October 21, 2002.

(4) Mr. Houthooft was terminated from the Company as its President and CEO on November 20, 2002. Other Annual Compensation primarily includes employment-related expenses billed by Mr. Houthooft as an independent contractor. All Other Compensation includes the forgiveness of loans made to Mr. Houthooft related to taxes paid under Belgium law related to the granting of Employee Stock Options.

(5) Mr. Wilson resigned as the Company's Executive Vice President and CFO on August 21, 2002.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

       The following table sets forth all options granted to the Named Executive Officers during 2002.

                                    INDIVIDUAL GRANTS
----------------------------------------------------------------------------------------------------------------------

                                          PERCENT OF                                  POTENTIAL REALIZABLE VALUE AT
                                            TOTAL                                    ASSUMED ANNUAL RATES OF STOCK PRICE
                            NUMBER OF      OPTIONS/                                    APPRECIATION FOR OPTION TERM (2)
                           SECURITIES        SARS
                           UNDERLYING     GRANTED TO                                ------------------------------------
                            OPTIONS/      EMPLOYEES      EXERCISE OF
                          SARS GRANTED    IN FISCAL      BASE PRICE      EXPIRATION
      NAME                     (1)           YEAR          ($/SH)           DATE         5% ($)           10% ($)
----------------------------------------------------------------------------------------------------------------------
T. Kendall Hunt              120,000        7.3 %           2.27          1/09/12       171,310           434,135
----------------------------------------------------------------------------------------------------------------------
Jan Valcke                    50,000        3.0 %           2.27          1/09/12        71,380           180,890
----------------------------------------------------------------------------------------------------------------------
Clifford K. Bown              75,000        4.6 %           1.20          8/19/12        56,600           143,440
----------------------------------------------------------------------------------------------------------------------
Mario R. Houthooft (3)       120,000        7.3 %           2.27          1/09/12       171,310           434,135
----------------------------------------------------------------------------------------------------------------------
Dennis D. Wilson (3)         150,000        9.1 %           2.27          1/09/12       214,140           542,670

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

(3) All of the options granted to Mr. Houthooft and Mr. Wilson lapsed ninety
(90) days after their separation from the Company.

              AGGREGATED OPTION /SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

       The following table sets forth the aggregate value as of December 31, 2002 of unexercised stock options held by the Named Executive Officers. The Named Executive Officers did not exercise any stock options during 2001 and the relevant columns have, therefore, been omitted.

           NAME                   NUMBER OF SECURITIES UNDERLYING           VALUE OF UNEXERCISED IN-THE-MONEY
                           UNEXERCISED OPTIONS/SARS AT FISCAL YEAR-END    OPTIONS/SARS AT FISCAL YEAR-END ($)(1)
----------------------------------------------------------------------------------------------------------------------
                                 EXERCISABLE          UNEXERCISABLE         EXERCISABLE          UNEXERCISABLE
----------------------------------------------------------------------------------------------------------------------
      T. Kendall Hunt              227,164               167,836                 0                     0
        Jan Valcke                 134,582                99,168                 0                     0
     Clifford K. Bown                 0                   75,000                 0                     0
    Mario R. Houthooft             566,999               278,001                 0                     0
     Dennis D. Wilson                 0                     0                    0                     0

     (1) Market value of underlying securities is based on the closing price of the Common Stock as reported on the Nasdaq National market on December 31, 2002 ($0.97) minus the exercise price.

COMPENSATION OF DIRECTORS

       The Compensation Committee of our Board of Directors reviews and sets the salaries and incentive compensation for our executive officers, directors and other key personnel. The Compensation Committee also administers our stock option plan. In its capacity as administrator of the stock option plan, the Compensation Committee has authority to grant stock options and determine the terms thereof. The members of the Compensation Committee for 2002 were: Forrest
D. Laidley, Michael P. Cullinane and Michael A. Mulshine.

       Each of our directors received a quarterly cash payment of $3,750 in connection with his service on the Board of Directors in 2002. Our directors are also reimbursed for expenses incurred in connection with their attendance at periodic Board meetings. In addition, non-employee directors are eligible to receive stock option grants from time to time. In 2002, options to purchase 18,000 shares of our Common Stock, at a per share exercise price of $2.27, were issued to each of Messrs. Cullinane, Dumolin, Laidley, Lebeer and Mulshine.

EMPLOYMENT AGREEMENTS

       Mr. Hunt's salary and bonus are determined pursuant to his employment agreement dated November 20, 2002. Mr. Hunt's annual salary, any discretionary bonus and stock options will be determined by the Compensation Committee for each fiscal year of the Company during the employment period. In 2002, Mr. Hunt received a base salary of $152,627, a cash bonus of $42,500, and 120,000 stock options. In the event Mr. Hunt is terminated Without Cause, he quits for Good Reason, or he is terminated or quits for Good Reason after a Change in Control (as the foregoing terms are defined in his employment agreement), Mr. Hunt will continue to receive his base pay and any applicable Incentive Compensation over a 24-month period. In the event of such termination, Mr. Hunt has agreed to abide by several non-compete restrictions. Mr. Hunt's current 2003 annual base salary is $140,000, and can be adjusted by the Compensation Committee based on the Company's performance in 2003. There is no bonus plan for 2003; however, the Compensation Committee has the discretion to award merit bonuses based on the Company's performance in 2003.

       Mr. Valcke's salary and bonus are determined pursuant to an Independent Contractor Employment Agreement dated November 20, 2002. Mr. Valcke's annual salary, his bonus and stock options will be determined by the Compensation Committee for each fiscal year of the Company during the employment period. In 2002, Mr. Valcke received $201,556 in base compensation, including employment-related expenses billed as an independent contractor, cash bonuses totaling 40,000 and 50,000 stock options. Either Party shall have the option to terminate Mr. Valcke's employment with or without cause, for any reason whatsoever, without any breach of this Agreement by giving six (6) month's written notice. In the event of such termination, Mr. Valcke has agreed to abide by various non-compete and non-solicitation restrictions for up to 12 months following termination of the Agreement. Mr. Valcke's 2003 base compensation is $260,000. There is no bonus plan for 2003; however, the Compensation Committee has the discretion to award merit bonuses based on the Company's performance in 2003.

       Mr. Bown's salary and bonus are determined pursuant to his employment agreement dated January 1, 2003. Mr. Bown's annual salary, any discretionary bonus and stock options will be determined by the Compensation Committee for each fiscal year of the Company during the employment period. In 2002, Mr. Bown received a base salary of $50,600, no cash bonus, and 75,000 stock options. In the event Mr. Bown is terminated Without Cause, he quits for Good Reason, or he is terminated or quits for Good Reason after a Change in Control (as the foregoing terms are defined in his employment agreement), Mr. Bown will continue to receive his base pay and any applicable Incentive Compensation over a 12-month period. In the event of such termination, Mr. Bown has agreed to abide by various non-compete restrictions. Mr. Bown's 2003 annual base salary is $150,000. There is no bonus plan for 2003; however, the Compensation Committee has the discretion to award merit bonuses based on the Company's performance in 2003.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       For 2002, our Compensation Committee was comprised of Messrs. Laidley, Cullinane and Mulshine. Forrest D. Laidley serves as a Director and was previously our Secretary. Also, Mr. Laidley was previously a partner in the law firm of Laidley & Porter, which firm performed various legal services for us. Since 1999, Mr. Laidley has been a partner in the law firm of Tressler, Soderstrom, Maloney & Priess. Tressler, Soderstrom, Maloney & Priess has not provided any services to the Company. Mr. Laidley and his former partners have made equity investments in us from time to time through various private placements and are currently stockholders.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

       Section 16(a) of the Exchange Act requires directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission and The Nasdaq Stock Market, Inc. Directors, executive officers and beneficial owners of more than 10% of the outstanding shares of Common Stock are required by Commission regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms or written representations that no reports under Section 16(a) were required, we believe that for the year period ended December 31, 2002, all of the Company's directors, executive officers and greater than 10% beneficial owners complied with Section 16(a) filing requirements applicable to them.

         REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

OVERVIEW

       Our Board of Directors established a Compensation Committee in March of 1998. For 2002, the Compensation Committee consisted of Messrs. Laidley, Cullinane and Mulshine, none of whom is employed by the Company, and none of whom has any "interlocking" relationships as defined for proxy statement disclosure purposes.

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

2002 CHIEF EXECUTIVE OFFICER COMPENSATION

       The Compensation Committee believes that the salary approved for Mr. Houthooft, the former Chief Executive Officer of the Company, reflected market value for his services in 2002. Given this and the relative performance of the Company during 2002, the Compensation Committee of the Company believes that Mr. Houthooft's approved compensation was appropriate. Mr. Houthooft was terminated as of November 20, 2002.

       Mr. Hunt, the Company's current CEO, is being paid below market and is expected to be adjusted based on the performance of the Company.

2002 COMPENSATION OF OTHER EXECUTIVE OFFICERS

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

       The Compensation Committee approved a quarterly bonus program for its executives at the beginning of 2002. This program was designed to reward the executive team for achieving its revenue and operating income business plan targets for each quarter in 2002. As was the case in determining the annual 2002 salaries for each executive, the quarterly bonuses were determined by analyzing the actual 2000 compensation for other executives in our industry. It was the Compensation Committee's goal to target these quarterly bonuses at a level commensurate with "market" compensation for comparable executives

       Awards, in whole or in part, may be offered in the form of shares of the Common Stock or cash at the sole discretion of the Compensation Committee and the Compensation Committee also may elect to delegate the choice of cash or stock to the individual participants. To the extent that shares of stock are awarded in lieu of cash, the number of shares is based on the market value of the Common Stock on the date the award is determined, and are taxable to the participant in the year the award is granted. Such shares are restricted and cannot be sold or transferred except pursuant to registration under the Securities Act of 1933 or an exemption from such registration.

Respectfully submitted,

Forrest D. Laidley, Chairman
Michael P. Cullinane
Michael A. Mulshine

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of March 20, 2003 for each person or entity who is known to us to beneficially own five percent or more of the Common Stock. For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares as of a given date that such person has the right to acquire within 60 days after such date.

                                 NAME AND ADDRESS OF       AMOUNT AND NATURE OF
        CLASS OF SECURITIES        BENEFICIAL OWNER        BENEFICIAL OWNERSHIP       PERCENT OF CLASS
        -------------------      -------------------       --------------------       ----------------
                                 T. Kendall Hunt
                                 1901 S. Meyers Road
              Common             Ste. 210                        10,369,306 (1)               35.683%
                                 Oakbrook Terrace, IL 60181

       (1) Includes 200,000 shares held in the T. Kendall Hunt Charitable Remainder Trust and 1,111,300 shares held by Barbara J. Hunt, Mr. Hunt's spouse, as to which shares Mr. Hunt disclaims beneficial ownership.

The table below sets forth certain information with respect to the beneficial ownership of our Common Stock as of March 31, 2003 for (i) each of our directors, (ii) each of our named executive officers, and (iii) all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them unless otherwise indicated. For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares as of a given date which such person has the right to acquire within 60 days after such date.




                                 NAME AND ADDRESS OF       AMOUNT AND NATURE OF
        CLASS OF SECURITIES        BENEFICIAL OWNER        BENEFICIAL OWNERSHIP (1)  PERCENT OF CLASS
        -------------------      -------------------       ------------------------  ----------------
                                 T. Kendall Hunt
                                 1901 S. Meyers Road
              Common             Ste. 210                        10,369,306 (2)              35.683%
                                 Oakbrook Terrace, IL 60181

                                 Jan Valcke
              Common             Koningin Astridlaan 164            154,235                   0.531%
                                 B-1780 Wemmel, Belgium

                                 Forrest D. Laidley
              Common             552 Stevenson Drive                644,403                   2.218%
                                 Libertyville, IL 60048

                                 Michael P. Cullinane
              Common             2233 Edgebrook Drive                57,000                   0.196%
                                 Lisle, IL 60532

                                 Michael A. Mulshine
              Common             2517 Route 35, suite D-201          95,900                   0.330%
                                 Manasquan, NJ 08736

                                 Cliff Bown
              Common             1901 S. Meyers Road
                                 Ste. 210                            23,750                   0.081%
                                 Oakbrook Terrace, IL 60181

                                 All Executive Officers
              Common             and Directors as a Group
                                      (6 persons)                11,344,594                  39.039%

         (1) The number of shares beneficially owned by each director and executive officer is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after March 31, 2003 through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

         (2) Includes 200,000 shares held in the T. Kendall Hunt Charitable Remainder Trust and 1,111,300 shares held by Barbara J. Hunt, Mr. Hunt's spouse, as to which shares Mr. Hunt disclaims beneficial ownership.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In consideration of the pledge of the Company's Common Stock owned by Mr. Hunt to Dexia Bank, in connection with our $3,400,000 term loan, the Company has entered into an agreement with Mr. Hunt wherein, in the event that his shares are surrendered to Dexia under the pledge agreement, the Company will indemnify Mr. Hunt for the fair value of the shares surrendered and pay such amount over a period that is mutually acceptable to the parties. The agreement further provides that the Company will grant a lien on the general assets of the Company as security for the amount due Mr. Hunt.

         In 2002, the Company loaned Belgian employees who received stock options in 1999 and 2000, 141,895 Euros to pay taxes assessed on those options by the Belgian Government. Even though stock options granted to all employees were granted at prices equal to the fair market value of the Common Stock on the date of the grant, Belgian employees who were recipients of stock options were assessed taxes based on the value determined under Belgian tax legislation dated March 26, 1999. The total amounts advanced in 2002 were based on each recipient's specific tax assessment. Due to the uncertainty of collecting the amounts loaned to the employees, the notes have been fully reserved for as of December 31, 2002.


ITEM 14 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-K, and in other reports required to be filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures within 90 days prior to filing this report (the "Evaluation Date"). Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Company, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them on a timely basis.

CHANGES IN INTERNAL CONTROLS

         There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)(1) The following consolidated financial statements and notes thereto, and the related independent auditors' report, are included on pages F-1 through F-20 of this Form 10-K:

           Independent Auditors' Report

           Consolidated Balance Sheets as of December 31, 2001 and 2002

           Consolidated Statements of Operations for the Years Ended December 31, 2000, 2001 and 2002

           Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2000, 2001 and 2002

           Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2000, 2001 and 2002

           Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 2001 and 2002

           Notes to Consolidated Financial Statements

       (2) The following consolidated financial statement schedule of the Company is included in this Form 10-K:

        -  Schedule II - Valuation and Qualifying Accounts

           All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned consolidated financial statements.

       (3) The following exhibits are filed with this Form 10-K or incorporated by reference as set forth at the end of the list of exhibits:

        EXHIBIT
         NUMBER                        DESCRIPTION
       -----------------------------------------------------------------
           +3.1  Certificate of Incorporation of Registrant, as amended.

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

          +10.5 Agreement between VASCO Data Security International, Inc., VASCO Data Security Europe SA/NV, Mario Houthooft and Guy Denudt dated March 1, 1996.

          +10.6 Asset Purchase Agreement dated as of March 1996 by and between Lintel Security SA/NV and Lintel SA/NV, Mario Houthooft and Guy Denudt.

        EXHIBIT
         NUMBER                        DESCRIPTION
       -----------------------------------------------------------------

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

          +10.25   Form of Warrant dated June 27, 1996 (with Schedule).

          +10.26   Form of Warrant dated June 27, 1996 (with Schedule).

          +10.27 Convertible Note in the principal amount of $500,000.00, payable to Generale de Banque dated July 1, 1997 (with Schedule).

          +10.28 Agreement by and between VASCO Data Security NV/SA and S.I. Electronics Limited effective January 21, 1997.**

        EXHIBIT
         NUMBER                        DESCRIPTION
       -----------------------------------------------------------------

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

          10.48 Acquisition of Identikey, Ltd. (Incorporated by reference - Form 8-K filed March 29, 2001.)

        EXHIBIT
         NUMBER                        DESCRIPTION
       -----------------------------------------------------------------
          10.49 Agreement with Artesia Bank to revise the terms of the $3.4 million convertible loan. (Incorporated by reference - Form 8-K filed August 9, 2001.)

          10.50    Employment agreement with T. Kendall Hunt


          10.51    Independent Contractor Employment agreement with Jan Valcke

          10.52    Employment agreement with Clifford Bown

          10.53    Indemnification Agreement with T. Kendall Hunt

          21 Subsidiaries of Registrant. (Incorporated by reference - Form 10-K filed April 2, 2001.)

          23       Consent of KPMG LLP.

          99.1     Certification of Chief Executive Officer.

          99.2     Certification of Chief Financial Officer.

-------------------------
 + Incorporated by reference to the Registrant's Registration Statement on Form S-4, as amended (Registration No. 333-35563), originally filed with the Securities and Exchange Commission on September 12, 1997.

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

(b)      Reports on Form 8-K

         No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 2002.

                      This page intentionally left blank.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
VASCO Data Security International, Inc.:

         We have audited the accompanying consolidated balance sheets of VASCO Data Security International, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2002 and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the accompanying consolidated financial statement Schedule II - Valuation and Qualifying Accounts. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VASCO Data Security International, Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets", in 2002.

/s/ KPMG LLP


Chicago, Illinois
February 13, 2003

                  VASCO DATA SECURITY INTERNATIONAL, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,            DECEMBER 31,
                                                                                         2001                    2002
                                                                                     ------------           ------------
ASSETS
CURRENT ASSETS:
     Cash                                                                            $  6,342,440           $  2,615,935
     Accounts receivable, net of allowance for doubtful accounts
        of  $206,913 and  $461,129 in 2001 and 2002, respectively                       3,791,916              2,881,257
     Inventories, net                                                                   2,012,567              1,579,125
     Prepaid expenses                                                                     405,815                407,479
     Deferred income taxes                                                                 83,000                      -
     Other current assets                                                                 661,597                119,687
                                                                                     ------------           ------------
           Total current assets                                                        13,297,335              7,603,483
Property and equipment
     Furniture and fixtures                                                             1,733,349              1,514,125
     Office equipment                                                                   2,070,090              2,537,611
                                                                                     ------------           ------------
                                                                                        3,803,439              4,051,736
     Accumulated depreciation                                                          (2,088,939)            (2,763,411)
                                                                                     ------------           ------------
                                                                                        1,714,500              1,288,325
Intangible assets, net of accumulated amortization
     of $3,913,086 in 2001 and $3,545,104  in 2002                                      2,223,416              1,910,504
Goodwill, net of accumulated amortization
     of $708,074 in 2001 and $972,931 in 2002                                             188,472                249,967
Other assets                                                                               27,273                 81,161
                                                                                     ------------           ------------
Total assets                                                                         $ 17,450,996           $ 11,133,440
                                                                                     ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                                            $    158,990           $  3,589,645
     Accounts payable                                                                   3,326,652              1,850,424
     Deferred revenue                                                                     869,893                720,051
     Other accrued expenses                                                             2,280,491              2,130,236
                                                                                     ------------           ------------
           Total current liabilities                                                    6,636,026              8,290,356

Long-term debt, less current maturities                                                 3,667,882                 32,006

STOCKHOLDERS' EQUITY :
     Series C Convertible Preferred Stock, $.01 par value - 500,000 shares
        authorized;  150,000 shares issued and outstanding in 2000 and 2001             7,944,082              9,108,066
     Common stock, $.001 par value - 75,000,000 shares authorized;
        28,263,058 shares issued and outstanding in 2001
        28,389,484 shares issued and outstanding in 2002                                   28,263                 28,389
     Additional paid-in capital                                                        37,693,098             36,763,330
     Accumulated deficit                                                              (38,069,082)           (42,608,077)
     Accumulated other comprehensive loss                                                       -
           cumulative translation adjustment                                             (449,273)              (480,630)
                                                                                     ------------           ------------
Total stockholders' equity                                                              7,147,088              2,811,078
                                                                                     ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 17,450,996           $ 11,133,440
                                                                                     ============           ============

        See accompanying notes to consolidated financial statements.

                    VASCO DATA SECURITY INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                ------------------------------------------------
                                                                    2000               2001             2002
                                                                ------------      ------------      ------------
 Net revenues                                                   $ 28,065,680      $ 26,726,849      $ 18,913,178

 Cost of goods sold                                               10,068,969        10,590,485         7,170,644
                                                                ------------      ------------      ------------
 Gross profit                                                     17,996,711        16,136,364        11,742,534
                                                                ------------      ------------      ------------
 Operating costs:
       Sales and marketing (exclusive of $152,545, $15,065         9,953,598        13,579,493         7,933,907
       and $(11,719) for 2000, 2001 and 2002, respectively,
       reported below as non-cash compensation (recovery))

       Research and development                                    4,368,501         4,980,544         3,116,497

       General and administrative (exclusive of $349,198,          5,773,495         6,348,527         4,566,560
       $34,490 and $(38,397) for 2000, 2001 and 2002,
       respectively, reported below as non-cash compensation
       (recovery))

       Non-cash compensation (recovery)                              501,743            49,555           (50,116)

       Restructuring expenses                                              -         4,283,752           319,743
                                                                ------------      ------------      ------------
           Total operating costs                                  20,597,337        29,241,871        15,886,591
                                                                ------------      ------------      ------------

 Operating loss                                                   (2,600,626)      (13,105,507)       (4,144,057)

 Interest income (expense), net                                       29,334           774,894          (269,867)
 Other income (expense), net                                      (1,195,234)          283,861            15,375
                                                                ------------      ------------      ------------

 Income (loss) before income taxes                                (3,766,526)      (12,046,752)       (4,398,549)
 Provision (benefit) for income taxes                                395,246           (12,782)          140,446
                                                                ------------      ------------      ------------

 Net loss                                                         (4,161,772)      (12,033,970)       (4,538,995)

 Preferred stock accretion                                          (581,992)       (1,163,984)       (1,163,984)
                                                                ------------      ------------      ------------

 Net loss available to common shareholders                      $ (4,743,764)    $ (13,197,954)     $ (5,702,979)
                                                                ============     =============      ============

 Basic and diluted net loss per common share                     $     (0.17)     $      (0.47)      $     (0.20)
                                                                ============     =============      ============
 Weighted average common shares outstanding                       27,341,439        28,168,685        28,347,573
                                                                ============     =============      ============


          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS



                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------------------
                                                         2000                 2001                 2002
                                                     ------------        -------------         ------------
 Net loss                                            $ (4,161,772)       $ (12,033,970)        $ (4,538,995)

 Other comprehensive income (loss) -
       cumulative translation adjustment                 (403,777)            (153,127)             (31,357)
                                                     ------------        -------------         ------------

 Comprehensive income (loss)                         $ (4,565,549)       $ (12,187,097)        $ (4,570,352)
                                                     ============        =============         ============



          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                           Preferred Stock              Common Stock
                                           ----------------             ------------                            Accumulated
              Description               Shares        Amount        Shares        Amount          APIC            Deficit
              -----------               ------        ------        ------        ------          ----            -------
BALANCE AT 12/31/99..................        -      $      -      26,462,083    $   26,462    $ 20,702,387    $ (21,873,340)
                                      =======================================================================================

Net loss.............................        -             -             -             -               -         (4,161,772)
Foreign currency translation
   adjustment........................        -             -             -             -               -                -
Exercise of stock options............        -             -         342,400           342         556,871              -
Exercise of stock warrants...........        -             -         303,625           304       1,724,413              -
Conversion of note and interest to
   common stock......................        -             -         435,910           436       5,164,618
Stocks issued for acquisition........        -             -         322,565           323           1,266              -
Issuance of series C preferred           150,000     6,198,106           -             -         8,801,894              -
   stock.............................
Preferred stock accretion............        -         581,992           -             -          (581,992)             -
Non-cash compensation................        -             -             -             -           501,743              -
                                      ---------------------------------------------------------------------------------------
BALANCE AT 12/31/00..................    150,000    $6,780,098    27,866,583    $   27,867    $ 36,871,200    $ (26,035,112)
                                      =======================================================================================

Net loss.............................        -             -             -             -               -        (12,033,970)
Foreign currency translation
   adjustment........................        -             -             -             -               -                -
Exercise of stock options............        -             -          25,633            26          15,638              -
Exercise of stock warrants...........        -             -           3,929             3          17,690              -
Stocks issued for acquisition........        -             -         366,913           367       1,902,999              -
Preferred stock accretion............        -       1,163,984           -             -        (1,163,984)             -
Non-cash compensation................        -             -             -             -            49,555              -
                                      ---------------------------------------------------------------------------------------
BALANCE AT 12/31/01..................    150,000    $7,944,082    28,263,058    $   28,263    $ 37,693,098    $ (38,069,082)
                                      =======================================================================================

Net loss.............................        -             -             -             -               -         (4,538,995)
Foreign currency translation
   adjustment........................        -             -             -             -               -
Stock issued for acquisition.........        -             -         126,426           126         284,332              -
Preferred stock accretion............        -       1,163,984           -             -        (1,163,984)             -
Non-cash compensation (recovery) ....        -             -             -             -           (50,116)             -
                                      ---------------------------------------------------------------------------------------
BALANCE AT 12/31/02..................    150,000    $9,108,066    28,389,484    $   28,389    $ 36,763,330    $ (42,608,077)
                                      =======================================================================================
                                             Accumulated Other        Total
                                              Comprehensive       Stockholders'
              Description                         Income          Equity(Deficit)
              -----------                    -----------------    ---------------
BALANCE AT 12/31/99..................         $     107,631       $   (1,036,860)
                                             ====================================
Net loss.............................                   -             (4,161,772)
Foreign currency translation
   adjustment........................              (403,777)            (403,777)
Exercise of stock options............                   -                557,213
Exercise of stock warrants...........                   -              1,724,717
Conversion of note and interest to
   common stock......................                                  5,165,054
Stocks issued for acquisition........                   -                  1,589
Issuance of series C preferred                          -             15,000,000
   stock.............................
Preferred stock accretion............                   -                    -
Non-cash compensation................                   -                501,743
                                             ------------------------------------
BALANCE AT 12/31/00..................              (296,146)      $   17,347,907
                                             ====================================
Net loss.............................                   -            (12,033,970)
Foreign currency translation
   adjustment........................              (153,127)            (153,127)
Exercise of stock options............                   -                 15,664
Exercise of stock warrants...........                   -                 17,693
Stocks issued for acquisition........                   -              1,903,366
Preferred stock accretion............                   -                    -
Non-cash compensation................                   -                 49,555
                                             ------------------------------------
BALANCE AT 12/31/01..................         $    (449,273)      $    7,147,088
                                             ====================================
Net loss.............................                   -             (4,538,995)
Foreign currency translation
   adjustment........................               (31,357)             (31,357)
Stock issued for acquisition.........                   -                284,458
Preferred stock accretion............                   -                    -
Non-cash compensation (recovery) ....                   -                (50,116)
                                             ------------------------------------
BALANCE AT 12/31/02..................         $    (480,630)      $    2,811,078
                                             ====================================


          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the Years ended December 31,
                                                                             -----------------------------------------------
                                                                                  2000            2001             2002
                                                                             -------------    -------------    -------------
Cash flows from operating activities:
    Net loss                                                                 $ (4,161,772)    $(12,033,970)    $ (4,538,995)
      Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                                          1,415,763        5,576,096        1,351,804
         Common stock issued for interest                                         165,054              -                -
         Loss on disposal of fixed assets                                           2,073              -                -
         Deferred tax expense                                                         -                -             83,000
         Gain on sale of fixed assets                                                 -                (15)             -
         Non-cash compensation expense (recovery)                                 501,743           49,555          (50,116)
         Changes in assets and liabilities, net of effects of acquisitions:
            Accounts receivable, net                                           (3,615,030)       2,790,193        1,304,790
            Inventories, net                                                     (306,369)        (943,269)         666,205
            Prepaid expenses                                                     (305,474)          51,609           34,187
            Other current assets                                                  393,253          (76,146)         560,952
            Prepaid royalties and other assets                                    150,208              -                -
            Accounts payable                                                      770,234          368,334       (1,703,517)
            Deferred revenue                                                       67,569       (1,110,621)        (228,723)
            Accrued expenses                                                    2,772,721         (983,397)        (389,971)
                                                                             -------------    -------------    -------------
Net cash used in operating activities                                          (2,150,027)      (6,311,631)      (2,910,384)
                                                                             -------------    -------------    -------------

Cash flows from investing activities:
    Cash acquired (paid) in the acquisition of Identikey, Ltd.                        -            141,156          (23,362)
    Other assets                                                                      -                -            (50,952)
    Additions to property and equipment                                        (3,473,564)        (948,412)         (15,961)
                                                                             -------------    -------------    -------------
Net cash used in investing activities                                          (3,473,564)        (807,256)         (90,275)
                                                                             -------------    -------------    -------------

Cash flows from financing activities:
    Repayment of debt                                                                 -           (299,236)        (236,954)
    Proceeds from exercise of stock options/warrants                            2,281,930           33,357              -
    Issuance of Series C Convertible Preferred Stock                           15,000,000              -                -
                                                                             -------------    -------------    -------------
Net cash provided by (used in) financing activities                            17,281,930         (265,879)        (236,954)
Adjustment to conform immaterial pooled business                                    1,589              -                -
Effect of exchange rate changes on cash                                          (403,777)        (105,439)        (488,892)

Net increase (decrease) in cash                                                11,256,151       (7,490,205)      (3,726,505)
Cash, beginning of year                                                         2,576,494       13,832,645        6,342,440
                                                                             -------------    -------------    -------------
Cash, end of year                                                            $ 13,832,645     $  6,342,440     $  2,615,935
                                                                             =============    =============    =============
Supplemental disclosure of cash flow information:
Interest paid                                                                $    323,341     $    188,294     $    341,998
Income taxes paid                                                                 293,875          121,359              -
Supplemental disclosure of non-cash financing and investing activities:
    Conversion of note to common stock                                          5,000,000              -                -
   Common stock issued in connection with acquisition                                 -          1,903,366          284,458


          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

         VASCO Data Security International, Inc. and its wholly owned subsidiaries (the Company) designs, develops, markets and supports security products and services which manage and protect against unauthorized access to computer systems of corporate and government customers. VASCO has operations in Belgium, Australia, Singapore and the United States.

Principles of Consolidation

         The consolidated financial statements include the accounts of VASCO Data Security International, Inc. and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation and Transactions

         The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. Foreign exchange transaction gains aggregating $289,000, $183,000 and $77,000 are included in other income (expense) for 2000, 2001 and 2002, respectively.

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

Software Costs

         The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Research and development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. The Company's policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. The Company did not capitalize any software costs during the years ended December 31, 2000, 2001 and 2002.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

Fair Value of Financial Instruments

         The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of SFAS No. 107, "Disclosures and Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The fair values of the Company's financial instruments were not materially different from their carrying amounts at December 31, 2001 and 2002.

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


Goodwill and Other Intangibles

         During the first quarter of 2002, VASCO implemented SFAS No. 142, "Goodwill and Other Intangible Assets", which replaced the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also established requirements for identifiable intangible assets, which included customer lists and proprietary technology. As a result, during the first quarter VASCO reclassified $320,507 of gross intangible assets, $55,650 net, to goodwill. Operating income for the twelve months ended December 31, 2001 included $183,291 of amortization of goodwill and other intangible assets that are not included in 2002 results, because of the implementation of SFAS No. 142.

Intangible asset data as of December 31, 2002 is as follows:

                                                               GROSS CARRYING        ACCUMULATED
                                                                   AMOUNT            AMORTIZATION
                                                             -------------------   -----------------
Amortized intangible assets -
    Capitalized Technology and Customer Lists.............    $      5,455,609      $    3,545,104
Unamortized intangible assets - Goodwill..................    $      1,222,898      $      972,931
Aggregate amortization expense............................    $        549,954

Estimated amortization expense for the years ended:
   December 31, 2003......................................    $        532,355
   December 31, 2004......................................             319,186
   December 31, 2005......................................             319,186
   December 31, 2006......................................             319,186

         Net loss would have been $183,291 lower and basic and diluted loss per share would have decreased $.01 for the year ended December 31, 2001, if SFAS 142 had been implemented at the beginning of that period.

         The Company assesses the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

         At December 31, 2001 and 2002, ending balances of goodwill and other intangibles, net of amortization are as follows:

                                                                          2001                 2002
                                                                   -------------------   -----------------
Goodwill.......................................                     $        188,472      $      249,967
Capitalized Technology.........................                            2,048,850           1,874,862
Customer Lists and Other.......................                              174,586              35,642
                                                                   -------------------   -----------------
   Total.......................................                     $      2,411,908      $    2,160,471
                                                                   ===================   =================

Stock-Based Compensation

         At December 31, 2002, the Company had a stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock based employee compensation.


                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------------
                                                                  2000                2001             2002
                                                                 -------------    -------------    -------------
Net loss available to common stockholders as reported            $ (4,743,764)    $(13,197,954)    $ (5,702,979)
Deduct:  Total stock-based employee compensation
   expense determined under fair value based method for all
   awards, net of tax                                                (517,261)        (614,084)      (1,005,451)
                                                                 -------------    -------------    -------------
     Pro forma net loss                                          $ (5,261,025)    $(13,812,038)    $ (6,708,430)
                                                                 =============    =============    =============
Net loss per common share-basic and diluted:
     As reported                                                 $      (0.17)    $      (0.47)    $      (0.20)
     Pro forma                                                          (0.19)           (0.49)           (0.24)

         For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 2001 and 2002: dividend yield of 0%; expected volatility of 50%, 119%, 118%; risk free interest rates ranging from 3.40% to 6.80%; and expected lives ranging from 1 to 5 years.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Loss Per Common Share

         Basic earnings per share are based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised Common Stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised Common Stock equivalents to the extent they are not anti-dilutive.

         Shares issuable from securities that could potentially dilute basic earnings per share in the future that were not included in the computation of earnings per share because their effect was anti-dilutive were as follows:


                                                        2000              2001               2002
                                                   ---------------   ----------------   ---------------
Stock options.................................          2,342,217          3,280,837         4,609,000
Warrants......................................          1,764,883          1,377,251         1,239,747
Convertible term loan.........................            532,029            453,333           453,333
Convertible Preferred Stock...................          1,052,632          1,052,632         1,052,632
                                                   ----------------------------------------------------
          Total...............................          5,691,761          6,164,053         7,354,712
                                                   ====================================================

         The amounts included above for the Convertible Preferred Stock reflect the number of shares that would be issued if converted prior to the mandatory conversion date. See Note 7 for information related to the mandatory conversion.

         Additionally, the net loss applicable to Common Stockholders for the years ended December 31, 2000, 2001 and 2002 would have been decreased by adding back interest expense related to the convertible term loan of approximately $275,000, $149,000 and $204,000, respectively, and the net loss would have been further decreased by adding back accretion related to the Convertible Preferred Stock of $581,992 in 2000, and $1,163,984 in both 2001 and 2002

NOTE 2 - ACQUISITIONS

         At the end of August 2000, the Company acquired Invincible Data Systems
(IDS) in a transaction that has been accounted for under the pooling-of-interests method. A total of 322,565 shares were issued in this transaction, which was deemed immaterial. Accordingly, results of operations of IDS prior to the date of acquisition have not been included in the Company's results of operations.

          On March 29, 2001, the Company acquired Identikey Ltd., ("Identikey"), a privately held international security software company headquartered in Brisbane, Australia, with operations in the United States, Europe and Australia. Under the terms of the purchase agreement, more than 90 percent of the outstanding capital stock of Identikey was exchanged for 366,913 shares of Company Common Stock, with potential additional earn-out payments made in the form of additional shares which were based on defined performance incentives as specified in the purchase agreement.

          The acquisition of Identikey was accounted for under the purchase method of accounting, and accordingly, the acquired assets have been recorded at their estimated fair values at the date of acquisition. Intangible assets consisting of technology licenses related to this transaction were $1,897,000 and are being amortized over a period of 7 years.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The following summarized unaudited pro forma financial information for the year 2000 and 2001 assumes the Identikey acquisition occurred as of January 1, 2000.

                                                                2000                           2001
                                                         --------------------           --------------------
Net revenues                                              $       28,490,904             $       26,726,849
Net loss                                                          (6,136,427)                   (13,084,785)
Preferred stock accretion                                           (581,992)                    (1,163,984)
Basic and diluted net loss per common share               $            (0.24)            $            (0.50)
                                                         ====================           ====================

Weighted average common shares outstanding                        27,708,352                     28,257,387
                                                         ====================           ====================

The remaining 10% of the Identikey has been acquired at various times with the final purchase completed in January 2003. During 2002, in exchange for the shares not obtained in the initial transaction, the Company has issued 126,426 shares of Common Stock and paid $23,362 in cash. Intangible assets related to the purchase of the Identikey shares in 2002 were valued at $297,925 and are being amortized over the same period as the intangible assets identified in the initial transaction.

NOTE 3 - INVENTORIES

         Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) method.

         Inventories, net of valuation allowance of $91,518 and $111,566 at December 31, 2001 and 2002, respectively, are comprised of the following:

                                                                       DECEMBER 31,
                                                            ---------------------------------
                                                                 2001               2002
                                                            --------------      -------------
Component parts .......................................      $    412,921        $   772,523
Work-in-process and finished goods ....................         1,599,646            806,602
                                                            --------------      -------------
             Total ....................................      $  2,012,567        $ 1,579,125
                                                            ==============      =============

NOTE 4 - OTHER ACCRUED EXPENSES

         Accrued expenses are comprised of the following:

                                                                       DECEMBER 31,
                                                            ---------------------------------
                                                                 2001               2002
                                                            --------------      -------------
Accrued interest ......................................      $     82,734        $    56,745
Accrued payroll .......................................           908,814          1,175,037
Other accrued expenses ................................         1,288,943            898,454
                                                            --------------      -------------
             Total ....................................      $  2,280,491        $ 2,130,236
                                                            ==============      =============

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



NOTE 5 - INCOME TAXES

         At December 31, 2002, the Company has United States net operating loss carryforwards approximating $26,300,000 and foreign net operating loss carryforwards approximating $6,200,000. Such losses are available to offset future taxable income in the respective jurisdictions and expire in varying amounts beginning in 2003 and continuing through 2022. In addition, if certain substantial changes in the Company's ownership are deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized.

         Income (loss) before income taxes was generated was in the following jurisdictions:

                                                                    FOR THE YEARS ENDED
                                                  -----------------------------------------------------
                                                                        DECEMBER 31,
                                                  -----------------------------------------------------
                                                       2000                2001               2002
                                                  --------------     ---------------     --------------
Domestic .................................         $ (4,293,166)      $  (9,195,346)      $ (3,506,644)
Foreign ..................................              526,640          (2,851,406)          (891,905)
                                                  --------------     ---------------     --------------
     Total ...............................         $ (3,766,526)      $ (12,046,752)      $ (4,398,549)
                                                  ==============     ===============     ==============

The provision for income taxes consists of the following:

                                                           FOR THE YEARS ENDED
                                             ------------------------------------------------
                                                               DECEMBER 31,
                                             ------------------------------------------------
                                                  2000             2001             2002
                                             --------------   --------------   --------------
Current:
     Federal                                  $        -       $        -       $        -
     State .................................         2,632              -                -
     Foreign ...............................       392,614          (12,782)          57,446

Deferred:
     Federal ...............................  $        -       $        -       $     83,000
     State .................................           -                -                -
     Foreign ...............................           -                -                -
                                             --------------   --------------   --------------
          Total ............................  $    395,246     $    (12,782)    $    140,446
                                             ==============   ==============   ==============

         The differences between income taxes computed using the statutory federal income tax rate of 34% and the provisions for income taxes reported in the consolidated statements of operations are as follows:

                                                                                  FOR THE YEARS ENDED
                                                                  ---------------------------------------------------
                                                                                       DECEMBER 31,
                                                                  ---------------------------------------------------
                                                                        2000                2001               2002
                                                                  --------------    --------------     --------------
Expected tax benefit at the statutory rate .....................   $ (1,231,023)     $ (4,095,896)      $ (1,495,506)
Increase (decrease) in income taxes resulting from:
     Foreign taxes at rates other than 34% .....................         (4,243)           60,210             75,734
     State tax net of federal benefit ..........................       (142,908)         (368,546)          (175,439)
     Change in valuation allowance primarily related to NOL ....      1,739,000         4,380,000          1,731,996
     Nondeductible expenses ....................................         34,420            11,450              3,661
                                                                  --------------    --------------     --------------
          Total ................................................   $    395,246      $    (12,782)      $    140,446
                                                                  ==============    ==============     ==============

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



         Included in the net change in the valuation allowance are differences between estimates used for book purposes and the actual tax return as filed for fiscal 2001.


         The deferred income tax balances are comprised of the following:


                                                                    FOR THE YEARS ENDED
                                                              -------------------------------
                                                                        DECEMBER 31,
                                                              -------------------------------
                                                                    2001            2002
                                                              --------------   --------------
Deferred tax assets:
     U.S. net operating loss carryforwards ..................  $  8,749,000     $ 10,260,000
     Foreign net operating loss carryforwards ...............     1,709,000        1,994,000
     Accounts receivable ....................................        23,000           47,000
     Accrued expenses .......................................        28,000          135,000
     Deferred revenue .......................................        40,000           27,000
                                                              --------------   --------------
          Total gross deferred tax assets ...................  $ 10,549,000     $ 12,463,000
          Less valuation allowance ..........................   (10,240,000)     (12,445,000)
                                                              --------------   --------------
                                                                    309,000           18,000
Deferred tax liabilities:
     Fixed assets ...........................................      (226,000)         (18,000)
                                                              --------------   --------------
     Net deferred income taxes ..............................  $     83,000     $        -
                                                              ==============   ==============

         The net change in the total valuation allowance for the years ended December 31, 2000, 2001 and 2002 was an increase of $1,739,000, $4,380,000 and
$2,205,000, respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these temporary differences become deductible. This valuation allowance will be reviewed on a regular basis and adjustments made as appropriate. Due to the uncertainty of the recoverability of the deferred tax asset, the Company has provided a reserve for 100% of the gross tax asset at December 31,2002.

         In December 2002 and in January 2003, the Company received assessments from the Belgian tax authorities in the amounts of 119,000 and 208,000 Euros for tax years 1999 and 2000, respectively, wherein the authorities indicated that the Company had not properly accounted for intercompany R&D expenses. The tax authorities indicated that the Company should have capitalized such intercompany amounts, and amortized the amounts over three years, rather than recording the full amount as expense in the year incurred. The Company maintains that such amounts were properly expensed when incurred as the amounts were for maintenance-related activities and did not add to the long-term value of the intellectual property. The Company plans to contest those assessments and believes that the outcome will not have a material adverse affect on the financial position of the Company. Under Belgian law, the Company is not obligated to make payments on the assessments until the protest is finally adjudicated.

NOTE 6 - DEBT

         Debt consists of the following:

                                                                                           DECEMBER 31,
                                                                                 --------------------------------
                                                                                      2001               2002
                                                                                 -------------      -------------
Convertible note, interest payable at 3.25% (6% beginning September 2001) .....   $ 3,400,000        $ 3,400,000
Installment notes payable .....................................................       426,872            221,651
                                                                                 -------------      -------------
                                                                                    3,826,872          3,621,651
Less current maturities .......................................................      (158,990)        (3,589,645)
                                                                                 -------------      -------------
Long-term debt ................................................................   $ 3,667,882           $ 32,006
                                                                                 =============      =============

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         In August 1997, the Company renegotiated the guarantee with Artesia Bank N.V., formerly Banque Paribas Belgique S.A. and now doing business as Dexia Bank ("Dexia") related to the final payment for the 1996 acquisition of Digipass into a term loan in the amount of $3.4 million with a maturity date of September 30, 2002 and an interest rate of 3.25%. In August 2001, the Company agreed to revise the terms of the loan. Under the new terms, the loan will now be convertible into shares of VASCO Common Stock at the fixed conversion rate of $7.50 per share rather than a floating rate based on the market price of the VASCO Common Stock. Also, the maturity date of this convertible loan was reset to September 30, 2003 with a revised interest rate of 6%. The loan is secured by the pledge of VASCO Common Stock owned by Mr. Ken Hunt, Chairman and CEO of the Company.

         The installment notes payable primarily reflect amounts due under an unsecured installment loan with KBC Bank of Belgium. The loan was initiated on September 28, 1999 in the amount of 495,788 Euros payable monthly over the next 60 months with interest accruing at 5.3% annually. In September 2003, the terms were revised to accelerate the payment on the loan such that it will be fully repaid by September 30, 2003 and the interest rate was reduced to 5.16 percent.

         The Company maintains an overdraft agreement with Fortis Banque/Bank of Belgium. Under terms of the agreement, the Company can borrow an amount equal to 80% of its Belgium subsidiary's defined accounts receivable up to maximum of two million Euros. Borrowings under the overdraft agreement accrue interest at an annual rate of 6.75% and the Company is obligated to pay a quarterly commitment fee of 0.125%. As of December 31, 2002, approximately $1,360,000 Euros was available under the overdraft agreement and there were no borrowings outstanding under the agreement. The agreement is secured by the assets of the Belgian subsidiary and while it has no specific termination date, it can be terminated with thirty (30) days notice. The agreement is governed by the General Lending Conditions for Corporate Customers, registered in Brussels Belgium on December 16, 1989.

         Aggregate maturities of debt at December 31, 2002 are as follows:

         2003 ...................................................      $ 3,589,645
         2004 ...................................................           10,669
         2005 ...................................................           10,669
         2006 ...................................................           10,668
                                                                      -------------
              Total .............................................      $ 3,621,651
                                                                      =============

         Interest expense related to debt was $165,000, $0 and $220,895 for the years ended December 31, 2000, 2001 and 2002, respectively. The weighted average interest rate related to debt was 6.0% for 2002.

NOTE 7 - STOCKHOLDERS' EQUITY

Preferred Stock

         In July 2000, the Company issued 150,000 shares of preferred stock for cash of $15,000,000. The preferred stock is convertible into 1,052,632 shares of Common Stock at any time through July 2004. If not converted by July 2004, the preferred stock will, at the option of the Company, be either repurchased or converted into Common Stock at a rate equal to the average market price of the Company's Common Stock for 30 consecutive business days on which the Common Stock was traded prior to the conversion date less five (5) percent.

         In conjunction with this financing, the Company issued warrants to purchase 789,474 common shares at $15 per share with an estimated fair value, using the Black-Scholes pricing-model, of approximately $4.1 million and warrants to purchase 480,000 shares at $4.25 per share with an estimated fair value, using the Black-Scholes pricing-model, of approximately $4.7 million. The warrants issued at $15 per share were immediately exercisable. The warrants issued at $4.25 were exercisable over 48 months and the related fair value is being accreted over their lives reducing earnings available to holders of Commons Stock. In September 2000, 30,000 warrants at $4.25 per share were exercised.

         The value of the warrants which reduces the carrying value of the preferred stock is being accreted and reduces earnings available to common shareholders.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



Common Stock

         In 2002, the Company issued 126,426 shares of Common Stock to acquire the majority of the remaining outstanding capital stock of Identikey Ltd. The Company recorded additional intangible assets, in the form of capitalized technology of $274,563 related to the issuance of this stock.

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

Warrants

         Warrant activity for the years ended December 31, 2000, 2001 and 2002 are summarized below:

                                                    NUMBER OF         WEIGHTED AVERAGE
                                                     SHARES            EXERCISE PRICE         EXERCISE PRICE
                                               --------------------  --------------------   --------------------
Outstanding at December 31, 1999 ............              804,034          $5.97              $4.00 - 10.00

Granted .....................................            1,269,474          10.94              4.25 - 15.00
Exercised ...................................             (303,625)          5.68               4.00 - 10.0
Canceled ....................................               (5,000)          5.19                    -
                                               --------------------  --------------------   --------------------

Outstanding at December 31, 2000 ............            1,764,883           9.59              4.25 - 15.00

Granted .....................................                    -            -                      -
Exercised ...................................               (3,929)          4.50                  4.50
Canceled ....................................             (383,703)          6.61                    -
                                               --------------------  --------------------   --------------------

Outstanding at December 31, 2001 ............            1,377,251          10.44              4.25 - 15.00

Granted .....................................                    -            -                      -
Exercised ...................................                    -            -                      -
Canceled ....................................             (137,777)          4.50                  4.50
                                               --------------------  --------------------   --------------------

Outstanding at December 31, 2002 ............            1,239,474         $11.10              $4.25 - 15.00
                                               ====================  ====================   ====================


NOTE 8 - STOCK COMPENSATION PLAN

         The Company's 1997 Stock Compensation Plan, as amended and restated in 1999, ("Compensation Plan") is designed and intended as a performance incentive. The Compensation Plan is administered by the Compensation Committee as appointed by the Board of Directors of the Company ("Compensation Committee").

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



         The Compensation Plan permits the grant of options to employees of the Company to purchase shares of Common Stock and is intended to be a nonqualified plan. All options granted to employees are for a period of ten years, are granted at a price equal to the fair market value of the Common Stock on the date of the grant and are typically vested 25% on the first anniversary of the grant, with an additional 25% vesting on each subsequent anniversary of the grant. Alternative vesting schedules may include either date or event-based vesting.

         During 2001, the Compensation Committee approved a revised vesting schedule. The new vesting schedule for officers is based on a time period of 36 months, with 6/36th of the options vesting at the end of the first 6 months and 1/36th of the options vesting each month thereafter on the last day of each month.

         The Compensation Plan further permits the grant of options to directors, consultants and other key persons (non-employees) to purchase shares of Common Stock. All options granted to non-employees are granted at a price equal to the fair market value of the Common Stock on the date of the grant, and may contain vesting requirements and/or restrictions as determined by the Compensation Committee at the time of grant. Non-cash compensation expense (recovery) of $(50,116) was recognized in 2002 in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. 25. This recovery was attributed to stock options issued to officers of the Company who are located outside the U.S. and whose services are rendered under consulting agreements.

         As of December 31, 2002, the Compensation Plan was authorized to issue options representing up to 5,652,612 shares of the Company's Common Stock. The authorized shares under the Compensation Plan represent 20% of the issued and outstanding shares of the Company.

The following is a summary of activity under the Compensation Plan:

                                                 Options Outstanding             Options Exercisable
                                             ----------------------------    -----------------------------
                                                              Weighted-                        Weighted-      Weighted-Average
                                               Number          Average         Number           Average         Fair Value of
                                              of Shares         Price         of Shares          Price         Options Granted
                                              ---------         -----         ---------          -----         ---------------
Outstanding at December 31, 1999 .........     2,377,200      $   3.23        1,074,138        $   3.04

Granted ..................................       560,000         11.29                                           $   5.82
Exercised ................................      (342,400)         1.63
Forfeited ................................      (252,583)         5.08
                                              -----------
Outstanding at December 31, 2000 .........     2,342,217          5.30          984,775            3.71

Granted ..................................     1,248,000          1.34                                               0.65
Exercised ................................       (25,633)         2.54
Forfeited ................................      (283,747)         8.07
                                              -----------
Outstanding at December 31, 2001 .........     3,280,837          3.76        1,235,545            4.49

Granted                                        1,642,750          2.22                                           $   1.75
Exercised ................................             -             -
Forfeited ................................      (314,587)         5.11
                                              -----------
Outstanding at December 31, 2002 .........     4,609,000      $   3.12        1,917,056        $   3.63
                                              ===========    ==========      ===========      ==========


The following table summarizes information about stock options outstanding at December 31, 2002:

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



                                                Options Outstanding                    Options Exercisable
                                    ---------------------------------------------   ---------------------------
                                                      Weighted-        Weighted-                     Weighted-
                                                       Average          Average                       Average
                                      Number          Remaining        Exercise        Number        Exercise
                                     of Shares     Contractual life      Price       of Shares         Price
                                    -----------   ------------------  -----------   ------------    -----------
Range of Exercise Prices
------------------------

$  0.0000  -   $ 2.3000 .........     2,822,750        8.9 years      $      1.81       598,381     $     1.58
$  2.3001  -   $ 4.6000 .........     1,227,250        5.9 years      $      3.41     1,000,650     $     3.48
$  4.6001  -   $ 6.9000 .........       187,000        4.8 years      $      5.73       166,025     $     5.74
$  6.9001  -   $ 9.2000 .........       115,000        7.0 years      $      8.83        73,500     $     8.84
$  9.2001  -   $ 11.5000 ........       120,000        7.7 years      $     10.30        60,000     $    10.30
$ 11.5001  -   $ 13.8000 ........       112,000        7.3 years      $     11.82         6,000     $    12.42
$ 13.8001  -   $ 16.1000 ........        15,000        7.1 years      $     15.88         7,500     $    15.88
$ 20.7001  -   $ 23.0000 ........        10,000        7.1 years      $     20.81         5,000     $    20.81
                                     -----------                                     -----------   ------------
                                      4,609,000                                       1,917,056     $     3.27
                                     ===========                                     ===========   ============

         In 2002, the Company loaned Belgian employees who received stock options in 1999 and 2000, 141,895 Euros to pay taxes assessed on those options by the Belgian Government. Even though stock options granted to all employees were granted at prices equal to the fair market value of the Common Stock on the date of the grant, Belgian employees who were recipients of stock options were assessed taxes based on the value determined under Belgian tax legislation dated March 26, 1999. The total amounts advanced in 2002 were based on each recipient's specific tax assessment. Due to the uncertainty of collecting the amounts loaned to the employees, the notes have been fully reserved for as of December 31, 2002.

NOTE 9 - EMPLOYEE BENEFIT PLAN

         The Company maintains a contributory profit sharing plan established pursuant to the provisions of Section 401(k) of the Internal Revenue Code, which provides benefits for eligible employees of the Company. The Company made no contributions to the plan during the years ended December 31, 1999 and 2000. In January 2001, the Company amended its benefit plan to allow Company-matching. For the years ended December 31, 2001 and 2002, the Company contributed $106,000 and $19,000, respectively, to this plan.

NOTE 10 - GEOGRAPHIC AND CUSTOMER INFORMATION

         The Company allocates revenue based on the location of the country that initiates the sale. Information regarding geographic areas for the years ended December 31, 2000, 2001 and 2002 are as follows:

                             United
                             States            Belgium             Other             Total
                          ------------      -------------       ------------      ------------
    2000
-------------

Revenue .............     $ 11,065,000       $ 16,831,000          $ 170,000       $ 28,066,000
Gross profit ........        8,846,000          9,060,000             91,000         17,997,000
Long-lived assets ...        4,436,000          1,998,000            370,000          6,804,000

    2001
-------------

Revenue .............      $ 5,485,000       $ 20,746,000          $ 496,000       $ 26,727,000
Gross profit ........        4,594,000         11,167,000            375,000         16,136,000
Long-lived assets ...        2,272,000          1,783,000             99,000          4,154,000

    2002
-------------

Revenue .............      $ 2,966,000       $ 14,641,000        $ 1,306,000       $ 18,913,000
Gross profit ........        2,694,000          8,640,000            409,000         11,743,000
Long-lived assets ...        2,081,000          1,354,000             95,000          3,530,000

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




         For the years 2000, 2001 and 2002, the Company's top 10 customers contributed 72%, 73% and 64% of total worldwide revenues, respectively.

         In 2000, there were two customers that each accounted for more than 10% of total revenues. In 2001 and 2002, there was one customer that contributed more than 10% of consolidated revenues.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

         The Company leases office space and equipment under operating lease agreements expiring at various times through 2007.

         Future minimum rental payments required under noncancelable leases are as follows:

Year                                            Amount
----                                            ------
2003........................................  $  1,149,000
2004........................................       837,000
2005........................................       560,000
2006........................................       451,000
2007........................................         8,000
Thereafter..................................           -
                                             --------------
     Total..................................  $  3,005,000
                                             ==============

         Rent expense under operating leases aggregated approximately $693,000, $714,000 and $799,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

         From time to time, the Company has been involved in litigation incidental to the conduct of its business. Currently, the Company is not a party to any lawsuit or proceeding that, in management's opinion, is likely to have a material adverse effect on its business, financial condition or results of operations.

NOTE 12 - RESTRUCTURING

         During the fourth quarter of 2001, the Company announced a restructuring of its operations to redirect resources to its core business, strong authentication and server software to enable enhanced security for the web, remote access, corporate networks and financial transactions. The restructuring included a reduction in workforce of approximately 60 employees, in addition to the write-off of related intangible assets and property and equipment related to discontinued activities.

         A restructuring charge of $4,284,000 was recorded in the fourth quarter. A breakdown of this charge is as follows:

Write off of goodwill                                $        266,000
Write off of software licenses                              2,772,000
Write off of other intangible assets                           32,000
Accrual of severance and related costs                        901,000
Write off of property and equipment                            36,000
Other                                                         277,000
                                                    ------------------
     Total                                           $      4,284,000
                                                    ==================


         Of the $901,000 in severance and related costs, $180,000 remained outstanding as of December 31, 2001 and was paid by the end of the first quarter of 2002.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



         As part of the restructuring, 46 employees were terminated in the United States and 14 in Europe. Research and development activities were consolidated and are now performed primarily outside the United States and sales and marketing activities in the United States were reduced.

         During the fourth quarter of 2002, the Company recorded additional restructuring charges of $320,000 related to operations in France and excess space in its U.S. headquarters. Of the $320,000 recorded, $247,700 remained unpaid at December 31, 2002 and was recorded as an accrued liability.

NOTE 13 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                    FIRST                 SECOND               THIRD                FOURTH
              2002                 QUARTER               QUARTER              QUARTER               QUARTER
              ----            -------------------   -------------------  -------------------  --------------------
Net sales....................   $      6,032,000      $      4,150,000     $      5,127,000     $       3,604,000
Gross profit.................          3,804,000             2,504,000            3,060,000             2,375,000
Operating expenses...........          3,972,000             3,788,000            3,753,000             4,374,000
Operating loss...............           (169,000)           (1,283,000)            (693,000)           (1,999,000)
Net loss.....................   $       (160,000)     $     (1,670,000)    $       (809,000)    $      (1,900,000)

Basic and diluted
net loss per share...........   $          (0.02)     $          (0.07)    $          (0.04)    $           (0.07)
                              ===================   ===================  ===================  ====================

              2001
              ----

Net sales....................   $      7,873,000      $      8,035,000     $      4,788,000     $       6,031,000
Gross profit.................          5,080,000             5,128,000            2,440,000             3,488,000
Operating expenses...........          6,203,000             6,654,000            6,464,000             9,921,000
Operating loss...............         (1,123,000)           (1,526,000)          (4,024,000)           (6,433,000)
Net loss.....................   $     (1,039,000)     $     (1,523,000)    $     (3,579,000)    $      (5,893,000)

Basic and diluted
net loss per share...........   $          (0.05)     $          (0.06)    $          (0.14)    $           (0.21)
                              ===================   ===================  ===================  ====================

                                   SCHEDULE II

                     VASCO DATA SECURITY INTERNATIONAL, INC.

                        VALUATION AND QUALIFYING ACCOUNTS




                                                                     Bad Debt
                                                   Beginning         Expense           Accounts          Ending
                                                    Balance         (Recovery)       Written Off         Balance
                                                 ---------------  ---------------   ---------------  ----------------
Allowance for Doubtful Accounts
For Trade Accounts Receivable

Year ended December 31, 2000   ..........             $ 120,216        $ 195,161         $ (29,000)        $ 286,377
Year ended December 31, 2001   ..........               286,377          259,714          (339,178)          206,913
Year ended December 31, 2002   ..........               206,913          320,735           (66,519)          461,129



                                                                   Obsolescence
                                                   Beginning         Expense          Inventory          Ending
                                                    Balance         (Recovery)       Written Off         Balance
                                                 ---------------  ---------------   ---------------  ----------------
Reserve for Obsolete Inventories

Year ended December 31, 2000   ..........             $       -        $ 109,000         $(109,000)        $       -
Year ended December 31, 2001   ..........                     -          136,332           (44,814)           91,518
Year ended December 31, 2002   ..........                91,518           20,048                 -           111,566


                 See accompanying independent auditors' report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2003.

                                         VASCO Data Security International, Inc.

                                             /s/ T. Kendall Hunt
                                         ---------------------------------------
                                         T. Kendall Hunt
                                         Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED ON MARCH 28, 2003.

                                POWER OF ATTORNEY

     Each of the undersigned, in his capacity as an officer or director, or both, as the case may be, of VASCO Data Security International, Inc. does hereby appoint T. Kendall Hunt, and each of them severally, his true and lawful attorneys or attorney to execute in his name, place and stead, in his capacity as director or officer, or both, as the case may be, this Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and any and all amendments thereto and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission. Each of said attorneys shall have power to act hereunder with or without the other attorney and shall have full power and authority to do and perform in the name and on behalf of each of said directors or officers, or both, as the case may be, every act whatsoever requisite or necessary to be done in the premises, as fully and to all intents and purposes as to which each of said officers or directors, or both, as the case may be, might or could do in person, hereby ratifying and confirming all that said attorneys or attorney may lawfully do or cause to be done by virtue hereof.

                  SIGNATURE                         TITLE
                  ---------                         -----
       /s/ T. Kendall Hunt                 Chief Executive Officer and Chairman
-------------------------------------        (Principal Executive Officer)
T. Kendall Hunt


       /s/ Jan Valcke                      President and Chief Operating Officer
-------------------------------------        (Principal Operating Officer)
Jan Valcke


       /s/ Clifford K. Bown                Chief Financial Officer and Secretary
-------------------------------------      (Principal Financial Officer and
Clifford K. Bown                             Principal Accounting Officer)



       /s/ Michael P. Cullinane            Director
-------------------------------------
Michael P. Cullinane


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

I, T. Kendall Hunt, the principal executive officer of VASCO Data Security International, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of VASCO Data Security International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          /s/ T. KENDALL HUNT
Dated:  March 28, 2003                    -----------------------------------
                                          T. Kendall Hunt
                                          Chief Executive Officer and
                                          Chairman of the Board
                                             (Principal Executive Officer)

                  Certification of Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
             and Securities and Exchange Commission Release 34-46427


I, Clifford K. Bown, the principal financial officer of VASCO Data Security International, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of VASCO Data Security International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     /s/ CLIFFORD K. BOWN
Dated:  March 28, 2003               ------------------------------------------
                                     Clifford K. Bown
                                     Chief Financial Officer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)