Form 10-Q
period 2003-03-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2003-05-14
CIK 1044777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -------------------------------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

              Yes  X                             No
                 -----                              -------

         As of May 12, 2002, 28,389,484 shares of the Company's Common Stock, $.001 par value per share ("Common Stock"), were outstanding.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                  PAGE NO.
Item 1.      Consolidated Financial Statements:

             Consolidated Balance Sheets as of
             December 31, 2002 and March 31, 2003 (Unaudited)....................................................  3

             Consolidated Statements of Operations (Unaudited)
             for the three months ended March 31, 2002 and 2003..................................................  4

             Consolidated Statements of Comprehensive Loss (Unaudited)
             for the three months ended March 31, 2002 and 2003..................................................  5

             Consolidated Statements of Cash Flows (Unaudited)
             for the three months ended March 31, 2002 and 2003..................................................  6

             Notes to Consolidated Financial Statements..........................................................  7

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations...............................................................................  8

Item 3.      Quantitative and Qualitative Disclosures about Market Risk..........................................  11

Item 4.      Controls and Procedures.............................................................................  11

PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K....................................................................  12

SIGNATURES.......................................................................................................  12

CERTIFICATIONS...................................................................................................  13


---------------------------
                  This report contains the following trademarks of the Company, some of which are registered: VASCO, AccessKey, VACMan Server and VACMan/CryptaPak, AuthentiCard and Digipass.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,          March 31,
                                                                                        2002                  2003
                                                                                    ------------         ------------
                                                                                      (Audited)           (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash                                                                           $  2,615,935         $  3,892,494
     Accounts receivable, net of allowance for doubtful accounts
         of $461,129 and $392,153 in 2002 and 2003                                     2,881,257            4,217,742
     Inventories, net                                                                  1,579,125            1,296,077
     Prepaid expenses                                                                    407,479              371,453
     Other current assets                                                                119,687              433,477
                                                                                    ------------         ------------
            Total current assets                                                       7,603,483           10,211,243
Property and equipment:
     Furniture and fixtures                                                            1,514,125            1,791,698
     Office equipment                                                                  2,537,611            2,336,829
                                                                                    ------------         ------------
                                                                                       4,051,736            4,128,527
     Accumulated depreciation                                                         (2,763,411)          (3,031,531)
                                                                                    ------------         ------------
                                                                                       1,288,325            1,096,996
Intangible assets, net of accumulated amortization of $3,545,104 in 2002
     and $3,690,422 in 2003                                                            1,910,504            1,772,529
Goodwill, net of accumulated amortization of $972,931 in 2002 and 2003                   249,967              249,967

Other assets                                                                              81,161               81,419
                                                                                    ------------         ------------
Total assets                                                                        $ 11,133,440         $ 13,412,154
                                                                                    ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                                           $  3,589,645         $  3,531,735
     Accounts payable                                                                  1,850,424            2,645,073
     Deferred revenue                                                                    720,051            1,905,638
     Other accrued expenses                                                            2,130,236            2,059,466
                                                                                    ------------         ------------
            Total current liabilities                                                  8,290,356           10,141,912

Long-term debt, less current maturities                                                   32,006               34,028

STOCKHOLDERS' EQUITY:
     Series C Convertible Preferred Stock, $.01 par value - 500,000 shares
         authorized;  150,000 shares issued and outstanding in 2002 and 2003           9,108,066            9,399,062
     Common stock, $.001 par value - 75,000,000 shares authorized;
         28,389,484 shares issued and outstanding in 2002 and 2003                        28,389               28,389
     Additional paid-in capital                                                       36,763,330           36,474,837
     Accumulated deficit                                                             (42,608,077)         (42,126,726)
     Accumulated other comprehensive income (loss) -
            cumulative translation adjustment                                           (480,630)            (539,348)
                                                                                    ------------         ------------

Total stockholders' equity                                                             2,811,078            3,236,214
                                                                                    ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 11,133,440         $ 13,412,154
                                                                                    ============         ============


          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                       ---------------------------------
                                                                                           2002                 2003
                                                                                       ------------         ------------
Net revenues                                                                           $  6,032,428         $  5,611,035

Cost of goods sold                                                                        2,228,860            2,162,541
                                                                                       ------------         ------------

Gross profit                                                                              3,803,568            3,448,494

Operating costs:
      Sales and marketing (exclusive of $38,658 and $2,503 for the three months ended March 31, 2002 and 2003, respectively, reported below as non-cash
      compensation)                                                                       1,964,044            1,590,689

      Research and development                                                              791,517              734,906

      General and administrative (exclusive of $88,508 for the three months ended March 31, 2002 reported below as non-cash compensation)
                                                                                          1,089,753              790,178

      Non-cash compensation                                                                 127,166                2,503
                                                                                       ------------         ------------
           Total operating costs                                                          3,972,480            3,118,276

Operating income (loss)                                                                    (168,912)             330,218

Interest (expense), net                                                                     (41,118)             (49,237)
Other income, net                                                                            49,796              200,370
                                                                                       ------------         ------------

Income (loss) before income taxes                                                          (160,234)             481,351
Provision (benefit) for income taxes                                                            (41)                  --
                                                                                       ------------         ------------

Net income (loss)                                                                      $   (160,193)        $    481,351

Preferred stock accretion                                                                  (290,996)            (290,996)
                                                                                       ------------         ------------
Net income (loss) available to common shareholders                                     $   (451,189)        $    190,355
                                                                                       ============         ============

Basic and diluted net income (loss) per common
      share                                                                            $      (0.02)        $       0.01
                                                                                       ============         ============

Basic and diluted weighted average common shares
      outstanding                                                                        28,260,558           28,389,484
                                                                                       ============         ============


          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                        MARCH 31,
                                               ---------------------------
                                                  2002              2003
                                               ---------         ---------
Net income (loss)                              $(160,193)        $ 481,351

Other comprehensive loss -
      cumulative translation adjustment         (185,423)          (58,718)
                                               ---------         ---------

Comprehensive income (loss)                    $(345,616)        $ 422,633
                                               =========         =========

          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               Three months ended March 31,
                                                                                             -------------------------------
                                                                                                 2002                2003
                                                                                             -----------         -----------
Cash flows from operating activities:
     Net income (loss)                                                                       $  (160,193)            481,351
         Adjustments to reconcile net income (loss) to net cash provided by (used in)
             operating activities:
             Depreciation and amortization                                                       343,851             306,360
             Non-cash compensation expense                                                       127,166               2,503
             Changes in assets and liabilities:
                 Accounts receivable, net                                                     (1,338,713)         (1,229,435)
                 Inventories, net                                                                378,452             318,490
                 Prepaid expenses                                                                (35,233)             44,665
                 Other current assets                                                            618,629            (301,923)
                 Accounts payable                                                             (1,207,127)            726,025
                 Deferred revenue                                                               (292,702)          1,139,530
                 Accrued expenses                                                               (259,829)            (42,894)
                                                                                             -----------         -----------
Net cash provided by (used in) operating activities                                           (1,825,699)          1,444,672
                                                                                             -----------         -----------

Cash flows from investing activities:
     Acquisition of Identikey, Ltd.                                                                   --              (7,341)
     Additions to property and equipment, net                                                    (76,726)            (12,362)
                                                                                             -----------         -----------
Net cash used in investing activities                                                            (76,726)            (19,703)
                                                                                             -----------         -----------

Cash flows used in financing activities:
     Repayment of debt                                                                          (286,971)            (62,009)
                                                                                             -----------         -----------
Net cash used in financing activities                                                           (286,971)            (62,009)
Effect of exchange rate changes on cash                                                         (185,423)            (86,401)
                                                                                             -----------         -----------

Net increase (decrease) in cash                                                               (2,374,819)          1,276,559
Cash, beginning of period                                                                      6,342,440           2,615,935
                                                                                             -----------         -----------
Cash, end of period                                                                          $ 3,967,621         $ 3,892,494
                                                                                             ===========         ===========

Supplemental disclosure of cash flow information:
     Interest paid                                                                           $    56,129         $     1,753
     Income taxes paid                                                                       $        --         $    63,764


          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of VASCO Data Security International, Inc. and its subsidiaries (collectively, the "Company" or "VASCO") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

STOCK-BASED COMPENSATION

         At March 31, 2003, the Company had a stock-based employee compensation plan. The Company accounts for the plan using the intrinsic method under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based compensation is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.



                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                            2002              2003
                                                                          ---------         ---------
Net income (loss) available to common shareholders as reported ...        $(451,189)        $ 190,355
Deduct: Total stock-based employee compensation expense determined
    under fair value based method for all awards, net of tax .....          248,578           252,132
                                                                          ---------         ---------
      Pro forma net loss .........................................        $(699,767)        $ (61,777)
                                                                          =========         =========

Net income (loss) per common share-basic and diluted:
    As reported ..................................................        $   (0.02)        $    0.01
    Pro forma ....................................................        $   (0.02)        $      --


RECLASSIFICATIONS

         Certain amounts in the consolidated financial statements have been reclassified to conform to the 2003 presentation.

         Overhead allocations ceased in the third quarter of fiscal year 2002 because their basis for allocation was no longer appropriate nor was it representative of the operational activities of the departments affected. For the quarter ended March 31, 2002, net overhead allocations from the Company's General and Administrative and the Research and Development cost centers have been reclassified from Sales and Marketing to their original cost centers.

NOTE 2 - INVENTORIES

         Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) method.

         Inventories, net of valuation allowance of $111,566 and $114,909 at December 31, 2002 and March 31, 2003 respectively, are comprised of the following:

                                                                                      December 31,        March 31,
                                                                                          2002              2003
                                                                                       ----------        ----------
          Component parts .....................................................        $  772,523        $  587,715
          Work-in-process and finished goods ..................................           806,602           708,362
                                                                                       ----------        ----------
                      Total ...................................................        $1,579,125        $1,296,077
                                                                                       ==========        ==========


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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements for the three months ended March 31, 2003 and 2002.

Revenues

         Revenues for the three months ended March 31, 2003 were $5,611,000, a decrease of $421,000, or 7%, as compared to the three months ended March 31, 2002. The decline in revenues was primarily attributable to the Banking segment, with the decline coming from lower order volume from smaller banks.

         Revenues by target market were 72% from Banking, 18% from Corporate Network Access and 10% from Maintenance. This compares with 82% of revenues from Banking, 8% from Corporate Network Access and 10% from Maintenance in the first quarter of the prior year.

         Geographically, 84% of revenues in the first quarter of 2003 were from Europe, 13% from the U.S. and 3% from other countries, primarily in the Asia/ Pacific region. In the first quarter of 2002, 86% of the revenues were from Europe, 12% from the U.S. and 2% from other countries, primarily in the Asia/ Pacific region.

Cost of Goods Sold

         Cost of goods sold for the three months ended March 31, 2003 was $2,163,000, a decrease of $66,000, or 3%, as compared to the three months ended March 31, 2002. The decrease was due to the decline in sales as previously described. The percentage decline in cost of goods sold was less than the percentage decline in sales because sales to our larger banking customers, which have higher costs relative to their respective sales prices, were a higher percentage of the total sales in the Banking segment in the first quarter of 2003 as compared to the first quarter of 2002.

Gross Profit

         The Company's gross profit for the three months ended March 31, 2003 was $3,448,000, a decrease of $356,000, or 9%, as compared to the three months ended March 31, 2002. This represents a gross margin of 62%, as compared to 63% for the same period of 2002. The decrease in gross profit is due to lower revenues for the period as well as a change in the mix of revenues. The decline in gross profit as a percentage of revenue reflects a change in mix within the Banking segment, with more of the revenues in the first quarter of 2003 coming from our larger Banking customers with lower margins, partially offset by an increase in sales to the Corporate Network Access segment that contributes a higher margin.

Sales and Marketing Expenses

         Sales and Marketing expenses for the three months ended March 31, 2003 were $1,591,000, a decrease of $373,000, or 19% compared to the three months ended March 31, 2002. The reduction in expense reflects the unfavorable impact of changes in currency, of approximately $260,000, which were more than offset by reductions in expenses related to personnel and spending in most discretionary areas, including but not limited to, trade shows, publicity, recruiting, and travel. Headcount dedicated to sales and marketing declined from 60 to 46 from the first quarter of 2002 to the first quarter of 2003.

Research and Development

         Research and Development (R&D) costs for the three months ended March 31, 2003 were $735,000, a decrease of $57,000, or 7%, as compared to the three months ended March 31, 2002. The reduction in expense reflects the unfavorable impact of changes in currency, of approximately $90,000, which were more than offset by reductions in expenses as a result of our consolidation of research activities into our Belgian and Australian locations and a reduction in the use of third-party suppliers of R&D resources. Total headcount dedicated to R&D was unchanged.

General and Administrative Expenses

         General and Administrative expenses for the three months ended March 31, 2003 were $790,000, a decrease of $300,000, or 28%, compared to the three months ended March 31, 2002. The reduction in expense reflects the unfavorable impact of changes in currency, of approximately $57,000, which were more than offset by reductions in expenses related to personnel and spending in most discretionary areas including but not limited to contract services, travel, rent, and telephone. Administrative headcount was reduced from 13 in the first quarter of 2002 to 10 at the end of the first quarter of 2003.

Interest Expense, Net

         Net interest expense for the three months ended March 31, 2003 was $49,000, compared to $41,000 for the same period in 2002. This change was due to a reduction of invested cash balances.

Other Income, Net

         Net other income for the three months ended March 31, 2003 was $200,000, compared to $50,000 for the same period in 2002. This change is primarily due to transaction gains reported by our foreign operations as a result of the US dollar weakening against the Euro.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents were $3,892,000 at March 31, 2003, which is an increase of approximately $1,277,000 or 49% from $2,616,000 at December 31, 2002. The increase in cash was a result of a strong operating cash flow, deposits received on orders to be delivered in fiscal year 2003 and a reduction in days sales outstanding in net accounts receivable. Earnings before interest, taxes, depreciation and amortization (EBITDA) were $836,000 in the quarter ended March 31, 2003. A reconciliation of EBITDA to net income for the quarter ended March 31, 2003 follows:

                                                              March 31, 2003
                                                              --------------
                  EBITDA ....................................    $836,000
                  Interest expense, net .....................      49,000
                  Tax provision .............................          --
                  Depreciation and amortization .............     306,000
                                                                 --------
                  Net income (loss) .........................    $481,000
                                                                 ========

         Net deposits received, defined as total deposits received less product shipped, were $900,000 during the first quarter of 2003 and days sales outstanding in net accounts receivable declined from 74 days at December 31, 2002 to 68 days at March 31, 2003.

         At March 31, 2003, the Company had lines of credit from European banks, secured by the Company's trade accounts receivable totaling approximately 2,000,000 Euros, none of which were used.

       As of March 31, 2003, the Company had working capital of $69,000 compared with a deficit of $687,000 at December 31, 2002. Working capital at both March 31, 2003 and December 31, 2002 included the $3,400,000 term loan due to Dexia Bank on September 30, 2003 as a current liability. We believe that our current cash balances, credit available under our existing overdraft agreement, the anticipated cash generated from operations, including the realization of deferred revenue recorded as a current liability, deposits that will be received in future quarters on orders of our Digipass product and the impact of either (a) renegotiating the loan with Dexia, (b) entering into a separate agreement to replace or repay the loan to Dexia, or (c) having Mr. T. Kendall Hunt, the Company's CEO, surrender his shares of Common Stock, which are pledged to Dexia as collateral for the loan, will be sufficient to meet our anticipated cash needs over the next twelve months.

       There is substantial risk, however, that our revenue and cash receipts will not grow at a sufficient rate to generate the funds needed to repay our debt to Dexia within the terms of the existing agreement. If we are unable to meet our revenue and cash goals and are also unable to either renegotiate the terms of the agreement with Dexia or reach a mutually acceptable agreement with Mr. Hunt as an indemnity for his loss as a result of his surrender of shares of our Common Stock to Dexia, we will need to significantly reduce our workforce, sell certain of our assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenues and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Company's market risk during the three month period ended March 31, 2003. For additional information, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

         The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, (the "Evaluation Date") that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chairman and Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to Evaluation Date.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.  None.

ITEM 5.  OTHER INFORMATION. None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A) EXHIBITS:

         Exhibit 99.1 Statement Under Oath of Principal Executive Officer dated May 14, 2003.

         Exhibit 99.2 Statement Under Oath of Principal Financial Officer dated May 14, 2003.

         (B) REPORTS ON FORM 8-K:

            (i) On April 7, 2003, we filed a Current Report on Form 8-K reporting financial results for the first quarter ended March 31, 2003.

            (ii) On April 28, 2003, we furnished a Current Report on Form 8-K reporting an update to the previously released financial results for the first quarter ended March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2003.

                           VASCO Data Security International, Inc.


                                    /s/  T. Kendall Hunt
                           -----------------------------------------------------
                           T. Kendall Hunt
                           Chief Executive Officer and Chairman of the Board
                           of Directors
                           (Principal Executive Officer)


                                    /s/  Clifford K. Bown
                           -----------------------------------------------------
                           Clifford K. Bown
                           Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
             AND SECURITIES AND EXCHANGE COMMISSION RELEASE 34-46427

I, T. Kendall Hunt, the principal executive officer of VASCO Data Security International, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of VASCO Data Security International, Inc.;

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


  Dated:  May 12, 2003              /s/ T. Kendall Hunt
                                    ----------------------------------------
                                    T. Kendall Hunt
                                    Chief Executive Officer and Chairman of
                                    the Board of Directors
                                    (Principal Executive Officer)

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
             AND SECURITIES AND EXCHANGE COMMISSION RELEASE 34-46427


I, Clifford K. Bown, the principal financial officer of VASCO Data Security International, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of VASCO Data Security International, Inc.;

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


  May 12, 2003                        /s/ Clifford K. Bown
                                      ------------------------------------------
                                      Clifford K. Bown
                                      Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)