Form 10-Q
period 2003-06-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2003-08-14
CIK 1044777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM  _______________ TO _____________

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

         As of July 31, 2003, 30,389,484 shares of the Company's Common Stock, $.001 par value per share ("Common Stock"), were outstanding.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                        PAGE NO.
Item 1.      Consolidated Financial Statements:

             Consolidated Balance Sheets as of
             December 31, 2002 and June 30, 2003 (Unaudited)  ...........................................  3

             Consolidated Statements of Operations (Unaudited)
             for the three and six months ended June 30, 2002 and 2003...................................  4

             Consolidated Statements of Comprehensive Income (Loss)  (Unaudited)
             for the three and six months ended June 30, 2002 and 2003...................................  5

             Consolidated Statements of Cash Flows (Unaudited)
             for the six months ended June 30, 2002 and 2003.............................................  6

             Notes to Consolidated Financial Statements..................................................  7

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations.......................................................................  9

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.................................. 13

Item 4.      Controls and Procedures..................................................................... 13

PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K............................................................ 14


SIGNATURES .............................................................................................. 15

CERTIFICATIONS........................................................................................... 16


                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                    VASCO DATA SECURITY INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                             December 31,        June 30,
                                                                                                2002                2003
                                                                                             ------------      ------------
                                                                                               (Audited)        (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash                                                                                    $  2,615,935      $  3,983,028
     Accounts receivable, net of allowance for doubtful accounts
         of $461,129 and $315,464 in 2002 and 2003                                              2,870,533         3,864,131
     Inventories, net                                                                           1,579,125         1,653,007
     Prepaid expenses                                                                             394,867           331,411
     Assets of discontinued operations                                                            155,661           434,183
     Other current assets                                                                         119,687           356,037
                                                                                             ------------      ------------
            Total current assets                                                                7,735,808        10,621,797
Property and equipment:
     Furniture and fixtures                                                                     1,485,140         1,847,747
     Office equipment                                                                           1,926,553         1,813,618
                                                                                             ------------      ------------
            Total property and equipment                                                        3,411,693         3,661,365
     Accumulated depreciation                                                                  (2,255,693)       (2,725,517)
                                                                                             ------------      ------------
            Net property and equipment                                                          1,156,000           935,848
Intangible assets, net of accumulated amortization of $3,545,104 in 2002
     and $3,830,977 in 2003                                                                     1,910,504         1,631,973
Goodwill, net of accumulated amortization of $972,931 in 2002 and 2003                            249,967           249,967
Other assets                                                                                       81,161            82,428
                                                                                             ------------      ------------
TOTAL ASSETS                                                                                 $ 11,133,440      $ 13,522,013
                                                                                             ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                                                    $  3,589,645      $  3,472,059
     Accounts payable                                                                           1,849,572         2,512,470
     Liabilities related to assets of discontinued operations                                     107,643           157,204
     Deferred revenue                                                                             644,330         1,193,332
     Other accrued expenses                                                                     2,099,166         2,267,186
                                                                                             ------------      ------------
            Total current liabilities                                                           8,290,356         9,602,251

Long-term debt, less current maturities                                                            32,006            37,798

STOCKHOLDERS' EQUITY:
     Series C Convertible Preferred Stock, $.01 par value - 500,000 shares
         authorized;  150,000 shares issued and outstanding in 2002 and 2003                    9,108,066         9,690,058
     Common stock, $.001 par value - 75,000,000 shares authorized;
         28,389,484 shares issued and outstanding in 2002 and 2003                                 28,389            28,389
     Additional paid-in capital                                                                36,763,330        36,189,681
     Accumulated deficit                                                                      (42,608,077)      (41,405,905)
     Accumulated other comprehensive income (loss) -
            cumulative translation adjustment                                                    (480,630)         (620,259)
                                                                                             ------------      ------------

Total stockholders' equity                                                                      2,811,078         3,881,964
                                                                                             ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 11,133,440      $ 13,522,013
                                                                                             ============      ============


           See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                              JUNE 30                           JUNE 30
                                                                    ----------------------------     ----------------------------
                                                                        2002             2003             2002            2003
                                                                    ------------    ------------     ------------    ------------
Net revenues                                                        $  3,761,084    $  5,952,649     $  9,239,624    $ 11,071,117
Cost of goods sold                                                     1,646,160       2,422,199        3,875,020       4,581,419
                                                                    ------------    ------------     ------------    ------------

Gross profit                                                           2,114,924       3,530,450        5,364,604       6,489,698

Operating costs:
      Sales and marketing (exclusive of $(21,274) and $8,617
      for the three and six months ended June 30, 2002,
      respectively, and $5,840 and $8,343 for the three and
      six months ended June 30, 2003, respectively, reported
      below as non-cash compensation (recovery)                        1,970,156       1,418,939        3,885,373       3,010,468

      Research and development                                           722,000         708,016        1,392,291       1,316,740

      General and administrative (exclusive of $(69,227) and
      $28,048 for the three and six months ended June 30, 2002,
      respectively, reported below as non-cash compensation
      (recovery)                                                         988,750         715,112        2,035,983       1,454,620

      Non-cash compensation (recovery)                                   (90,501)          5,840           36,665           8,343
                                                                    ------------    ------------     ------------    ------------
          Total operating costs                                        3,590,405       2,847,907        7,350,312       5,790,171

Operating income (loss) from continuing operations                    (1,475,481)        682,543       (1,985,708)        699,527

Interest expense, net                                                   (152,214)        (47,832)        (193,332)        (97,069)
Other income (expense), net                                              (94,462)        180,347          (44,666)        380,717
                                                                    ------------    ------------     ------------    ------------

Income (loss) from continuing operations before income taxes          (1,722,157)        815,058       (2,223,706)        983,175
Provision for income taxes                                               140,313         264,462          140,272         264,462
                                                                    ------------    ------------     ------------    ------------

      Income (loss) from continuing operations                        (1,862,470)        550,596       (2,363,978)        718,713

Discontinued operations (Note 3):
      Income from discontinued operations                                192,041         170,225          533,356         483,459
                                                                    ------------    ------------     ------------    ------------

Net income (loss)                                                     (1,670,429)        720,821       (1,830,622)      1,202,172

Preferred stock accretion                                               (290,996)       (290,996)        (581,992)       (581,992)
                                                                    ------------    ------------     ------------    ------------

Net income (loss) available to common shareholders                  $ (1,961,425)   $    429,825     $ (2,412,614)   $    620,180
                                                                    ============    ============     ============    ============

Basic and diluted income (loss) per common share:
      Income (loss) from continuing operations                      $      (0.08)   $       0.01     $      (0.11)   $          -
      Income (loss) from discontinued operations                            0.01               -             0.02            0.02
                                                                    ============    ============     ============    ============
          Net income (loss)                                         $      (0.07)   $       0.01     $      (0.09)   $       0.02
                                                                    ============    ============     ============    ============

Weighted average common shares outstanding:
      Basic                                                           28,346,416      28,389,484       28,304,967      28,389,484
                                                                    ============    ============     ============    ============

      Diluted                                                         28,346,416      28,436,854       28,304,967      28,419,508
                                                                    ============    ============     ============    ============



          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)



                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                        JUNE 30                          JUNE 30
                                            -----------------------------     ----------------------------
                                                2002              2003           2002             2003
                                            -----------      ------------     -----------      -----------
Net income (loss)                           $(1,670,429)     $   720,821      $(1,830,622)     $ 1,202,172

Other comprehensive income (loss) -
      cumulative translation adjustment         281,501          (80,911)          96,078         (139,629)
                                            -----------      -----------      -----------      -----------

Comprehensive income (loss)                 $(1,388,928)     $   639,910      $(1,734,544)     $ 1,062,543
                                            ===========      ===========      ===========      ===========



          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Six months ended June 30,
                                                                                      ----------------------------
                                                                                          2002             2003
                                                                                      -----------      -----------
Cash flows from operating activities:
     Net income (loss)                                                                $(1,830,622)     $ 1,202,172
         Adjustments to reconcile net income (loss) to net cash provided by
            (used in) operating activities:
            Depreciation and amortization                                                 649,484          550,103
            Non-cash compensation expense                                                  36,665            8,343
            Changes in assets and liabilities, net of effects of acquisitions and discontinued operations:
                  Accounts receivable, net                                               (187,597)        (709,826)
                  Inventories, net                                                        521,478           57,930
                  Prepaid expenses                                                        107,824           88,937
                  Deferred income taxes                                                    83,000                -
                  Other current assets                                                    213,390         (207,179)
                  Accounts payable                                                       (923,627)         470,161
                  Deferred revenue                                                       (367,625)         459,359
                  Accrued expenses                                                       (516,514)          43,582
         Net cash used in discontinued operations                                        (553,369)        (145,614)
                                                                                      -----------      -----------
Net cash provided by (used in) operating activities                                    (2,767,513)       1,817,968
                                                                                      -----------      -----------

Cash flows from investing activities:
     Acquisition of Identikey, Ltd.                                                             -           (7,341)
     Other assets                                                                         (70,928)               -
     Additions to property and equipment, net                                            (475,975)         (11,843)
                                                                                      -----------      -----------
Net cash used in investing activities                                                    (546,903)         (19,184)
                                                                                      -----------      -----------

Cash flows from financing activities - repayment of debt                                  (64,954)        (124,048)

Effect of exchange rate changes on cash                                                    96,078         (307,643)
                                                                                      -----------      -----------

Net increase (decrease) in cash                                                        (3,283,292)       1,367,093
Cash, beginning of period                                                               6,342,440        2,615,935
                                                                                      -----------      -----------
Cash, end of period                                                                   $ 3,059,148      $ 3,983,028
                                                                                      ===========      ===========

Supplemental disclosure of cash flow information:
     Interest paid                                                                    $    12,868      $     1,753
Supplemental disclosure of non-cash investing activities:
     Common stock issued in connection with acquisition                               $   284,458      $         -



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

STOCK-BASED COMPENSATION

         At June 30, 2003, the Company had a stock-based employee compensation plan. The Company accounts for the plan using the intrinsic method under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based compensation is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income
(loss) and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.


                                                           Three Months Ended June 30,         Six Months Ended June 30,
                                                          ------------------------------     ------------------------------
                                                              2002              2003             2002              2003
                                                          ------------      ------------     ------------      ------------
Net income (loss) available to common
    shareholders as reported                              $ (1,961,425)     $    429,825     $ (2,412,614)     $    620,180
Deduct: Total stock-based employee
    compensation determined under fair
    value based method for all awards net of tax               249,092           260,185          497,670           512,038
                                                          ------------      ------------     ------------      ------------
      Pro forma net income (loss)                         $ (2,210,517)     $    169,640     $ (2,910,284)     $    108,142
                                                          ============      ============     ============      ============

Net income (loss) per common share-basic and diluted:
    As reported                                           $      (0.07)     $       0.01     $      (0.09)     $       0.02
    Pro forma                                             $      (0.08)     $          -     $      (0.10)     $          -


RECLASSIFICATIONS

         Certain amounts in the consolidated financial statements have been reclassified to conform to the 2003 presentation.


         Overhead allocations ceased in the third quarter of fiscal year 2002 because their basis for allocation was no longer appropriate nor was it representative of the operational activities of the departments affected. For the quarter ended June 30, 2002, net overhead allocations from the Company's General and Administrative and the Research and Development cost centers have been reclassified from Sales and Marketing to their original cost centers.

NOTE 2- INVENTORIES

         Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) method.

         Inventories, net of valuation allowance of $111,566 and $262,251 at December 31, 2002 and June 30, 2003, respectively, are comprised of the following:


                                       December 31,    June 30,
                                          2002           2003
                                       ----------     ----------
Component parts                        $  772,523     $  403,204
Work-in-process and finished goods        806,602      1,249,803
                                       ----------     ----------
            Total                      $1,579,125     $1,653,007
                                       ==========     ==========


NOTE 3 - DISCONTINUED OPERATIONS

         During the second quarter of 2003, VASCO entered into negotiations to sell its VACMAN Enterprise (VME) business, originally known as Intellisoft and/or Snareworks. The sale was consummated on July 8, 2003, effective July 1, 2003, see Note 4 - Subsequent Events. In accordance with Statement of Financial Accounting Standard (SFAS) No. 144 " Accounting for the Impairment or Disposal of Long-Lived Assets", the assets and liabilities of this business unit have been disaggregated from the operational assets and liabilities of the Company and are being treated as long-lived assets to be disposed of. The results of the operations of VME for the three and six month periods ended June 30, 2003 have been reported as results of discontinued operations. Prior periods have been restated to conform to this presentation.

         Assets of and liabilities related to discontinued operations included in the consolidated balance sheet are as follows:


                               December 31,               June 30,
                                  2002                     2003
                               -----------               --------
Accounts receivable             $ 10,724                 $363,535
Prepaid expenses                  12,612                    4,950
Property and equipment, net      132,325                   65,698
                                --------                 --------
                                $155,661                 $434,183
                                ========                 ========

Accounts payable                $    852                 $    319
Deferred revenue                  75,721                  104,546
Other accrued expenses            31,070                   52,339
                                --------                 --------
                                $107,643                 $157,204
                                ========                 ========

         Income from discontinued operations is as follows:

                                             Three months ended         Six months ended
                                                   June 30,                  June 30,
                                            ---------------------     ---------------------
                                              2002         2003         2002         2003
                                            --------     --------     --------     --------
Net revenues                                $389,169     $496,616     $943,057     $989,183
Cost of goods sold                                 -       78,583            -       81,904
                                            --------     --------     --------     --------
Gross profit                                 389,169      418,033      943,057      907,279
Operational costs                            197,128      247,807      409,701      423,821
                                            --------     --------     --------     --------
Income from discontinued operations         $192,041     $170,226     $533,356     $483,458
                                            ========     ========     ========     ========


Included in operational costs are $120,000 of costs incurred during the three and six months ended June 30, 2003 related to the sale of the business unit.


NOTE 4 - SUBSEQUENT EVENTS

         On July 8, 2003, effective as of July 1, 2003, VASCO sold its VACMAN Enterprise business, originally known as Intellisoft and/or Snareworks, to SecureD Services, Inc. (SSI). Under the terms of the agreement, VASCO received a senior secured promissory note of approximately $1.1 million and $2 million of Convertible Preferred Stock from SSI in exchange for the VACMAN Enterprise assets. The promissory note bears a 6% interest rate and is payable in 36 equal and consecutive monthly payments. The Preferred Stock includes a 6% cumulative stock dividend, payable quarterly, and can be converted into SSI's common stock at defined intervals beginning July 1, 2005.

         On July 15, 2003, VASCO reached an agreement with Ubizen N.V. (Ubizen) whereby VASCO would purchase and redeem all of the VASCO Series C Convertible Preferred Stock and Common Stock Purchase Warrants owned by Ubizen. Under the terms of the Purchase Agreement, VASCO paid $3 million to Ubizen and issued 2 million shares of VASCO Common Stock on July 25, 2003. An additional $1 million will be paid to Ubizen on or before November 14, 2003. The Common Stock issued by VASCO is subject to a lock-up period wherein the lock-up will expire in increments of 500,000 shares each on October 15, 2003, January 15, 2004, April 15, 2004 and July 15, 2004. Once the lock-up expires, the shares will be subject to volume trading restrictions through January 1, 2005.

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

COMPARISON OF RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements for the three and six months ended June 30, 2003 and 2002. Results of prior periods have been restated to report the results from the VACMAN Enterprise business as a discontinued operation.

Revenues

         Revenues for the three months ended June 30, 2003 were $5,953,000, an increase of $2,192,000, or 58%, as compared to the three months ended June 30, 2002. Revenues for the six months ended June 30, 2003 were $11,071,000, an increase of $1,831,000, or 20%, as compared to the six months ended June 30, 2002. The increase in revenues for both the three and six months periods were attributable to growth in both the Banking and Corporate Network Access markets.

         For the six months ended June 30, 2003, revenues by target market were 79% from Banking, 19% from Corporate Network Access and 2% from Maintenance. This compares with 82% of revenues from Banking, 17% from Corporate Network Access and 1% from Maintenance in the first six months of the prior year.

         Geographically, 81% of revenues for the six months ended June 30, 2003 were from Europe, 9% from the U.S. and 10% from other countries, primarily in the Asia/Pacific region. For the six months ended June 30, 2002, 86% of the revenues were from Europe, 6% from the U.S. and 8% from other countries, primarily in the Asia/Pacific region.

Cost of Goods Sold

         Cost of goods sold for the three and six months ended June 30, 2003 were $2,422,000 and $4,581,000, respectively, an increase of $776,000, or 47%
compared to the three months ended June 30, 2002 and an increase of $706,000 or 18% compared to the six months ended June 30, 2003. The increase in both periods was due to the increase in sales as described previously.

Gross Profit

         The Company's gross profit for the three months ended June 30, 2003 was $3,530,000, an increase of $1,416,000, or 67%, as compared to the three months ended June 30, 2002. This represents a gross margin of 59%, as compared to 56% for the same period of 2002. The increase in gross profit is due to increased revenues for the period as well as an improvement in the gross profit as a percentage of revenue in the quarter. The increase in gross profit as a percentage of revenue primarily reflects an increase in maintenance revenue as a percentage of total revenue compared to the prior period.

         The Company's gross profit for the six months ended June 30, 2003 was $6,490,000, an increase of

$1,125,000, or 21%, as compared to the six months ended June 30, 2002. This represents a gross margin of 59%, as compared to 58% for the same period of 2002. The increase in gross profit is due to increased revenues for the period as well as an improvement in the gross profit as a percentage of revenue in the quarter. The increase in gross profit as a percentage of revenue primarily reflects an increase in both Corporate Network Access and maintenance revenue, which provide higher gross margins, as a percentage of total revenue compared to the prior period.

Sales and Marketing Expenses

         Sales and Marketing expenses for the three months ended June 30, 2003 were $1,419,000, a decrease of $551,000, or 28% compared to the three months ended June 30, 2002. The reduction in expense reflects reductions in expenses related to personnel and spending in most discretionary areas, including but not limited to trade shows, publicity, recruiting, and travel, partially offset by the unfavorable impact of changes in currency. Average headcount dedicated to sales and marketing declined from 56 to 46 from the second quarter of 2002 to the second quarter of 2003.

         Sales and Marketing expenses for the six months ended June 30, 2003 were $3,010,000, a decrease of $875,000, or 23% compared to the six months ended June 30, 2002. The reduction in expense for the six-month period compared to the same period in the prior year reflects the same factors as noted above for the second quarter.

Research and Development

         Research and Development (R&D) costs for the three months ended June 30, 2003 were $708,000, a decrease of $14,000, or 2%, as compared to the three months ended June 30, 2002. The reduction in expense reflects reductions in expenses as a result of our consolidation of research activities into our Belgian and Australian locations and a reduction in the use of third-party suppliers of R&D resources, partially offset by the unfavorable impact of changes in currency. Total headcount dedicated to R&D was unchanged.

         R&D costs for the six months ended June 30, 2003 were $1,317,000, a decrease of $76,000, or 5%, as compared to the six months ended June 30, 2002. The reduction in expense for the six-month period compared to the same period in prior year reflects the same factors as noted above for the second quarter.

General and Administrative Expenses

         General and Administrative expenses for the three months ended June 30, 2003 were $715,000, a decrease of $274,000, or 28%, compared to the three months ended June 30, 2002. The reduction in expense reflects reductions in expenses related to personnel and spending in most discretionary areas, including but not limited to contract services, travel, rent, and telephone, partially offset by the unfavorable impact of changes in currency. Average administrative headcount was reduced from 13 in the second quarter of 2002 to 10 at the end of the second quarter of 2003.

General and Administrative expenses for the six months ended June 30, 2003 were $1,455,000, a decrease of $581,000, or 29%, compared to the six months ended June 30, 2002. The reduction in expense for the six-month period compared to the same period in the prior year reflects the same factors as noted above for the second quarter.

Interest Expense, Net

         Net interest expense for the three months ended June 30, 2003 was $48,000, compared to $152,000 for the same period in 2002. This change was due, in part, to an improvement in average net cash balances.

         Net interest expense for the six months ended June 30, 2003 was $97,000, compared to $193,000 for the same period in 2002.

Other Income, Net

         Net other income for the three months ended June 30, 2003 was $180,000, compared to net expense of $94,000 for the same period in 2002. For the six months ended June 30, 2003, net other income was $381,000 compared to net expense of $45,000 for the same period in 2002. These changes are primarily due to transaction gains reported by our foreign operations as a result of the U.S. dollar weakening against the Euro.

Income Tax Expense

         Income tax expense for the three and six months ended June 30, 2003 was $264,000 compared to $140,000 for the same period in 2002. The increase in expense reflects the increase in taxable income of our Belgian operating entity in the second quarter of 2003.

Discontinued Operations

         Income from discontinued operations, the VACMAN Enterprise business unit, was $170,000 and $483,000 for the three and six months ended June 30, 2003, respectively. Income from VACMAN Enterprise was $192,000 and $533,000 for the three and six months ended June 30, 2002, respectively. The decline in income is primarily attributed to increased expenses related to the sale of the business.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents were $3,983,000 at June 30, 2003, which is an increase of approximately $1,367,000 or 52% from $2,616,000 at December 31, 2002. The increase in cash was a result of a positive operating cash flow, deposits received on orders to be delivered in fiscal year 2003 and a reduction in days sales outstanding in net accounts receivable. Earnings, including earnings from discontinued operations, before interest, taxes, depreciation and amortization (EBITDA) were $1,343,000 and $2,181,000 for the three and six-month periods ended June 30, 2003, respectively. A reconciliation of EBITDA to net income (loss) for the three and six-month periods ended June 30, 2002 and 2003 follows:


                                 Three Months Ended (unaudited),  Six Months Ended (unaudited),
                                 -------------------------------  ------------------------------
                                 June 30, 2002    June 30, 2003   June 30, 2002    June 30, 2003
                                 -------------    -------------   -------------    -------------
EBITDA                           $(1,006,000)     $ 1,343,000     $  (781,000)     $ 2,181,000

Interest expense, net                152,000           48,000         193,000           97,000
Tax provision                        140,000          264,000         140,000          264,000
Depreciation and amortization        372,000          310,000         716,000          618,000
                                 -----------      -----------     -----------      -----------
Net income (loss)                $(1,670,000)     $   721,000     $(1,830,000)     $ 1,202,000
                                 ===========      ===========     ===========      ===========

         EBITDA is used by management for comparisons to other companies within our industry as an alternative to GAAP measures and is used by investors and analysts in evaluating performance. EBITDA, including earnings from discontinued operations, is computed by adding back net interest expense, taxes, depreciation and amortization to net income (loss) as reported. EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States. EBITDA, as defined above, may not be comparable to similarly titled measures reported by other companies.

         Net deposits received, defined as total deposits received less product shipped, were $549,000 during the first six months of 2003 and days sales outstanding in net accounts receivable declined from 74 days at December 31, 2002 to 60 days at June 30, 2003.

         At June 30, 2003, the Company had lines of credit from European banks, secured by the Company's trade accounts receivable totaling approximately 2,000,000 Euros, none of which were used.

         As of June 30, 2003, the Company had working capital of $1,020,000 compared with a deficit of $554,000 at December 31, 2002. Working capital at both June 30, 2003 and December 31, 2002 included the $3,400,000 term loan due to Dexia Bank on September 30, 2003 as a current liability.

         On July 15, 2003, VASCO reached an agreement with Ubizen N.V. (Ubizen) whereby VASCO would purchase and redeem all of the VASCO Series C Convertible Preferred Stock and Common Stock Purchase Warrants owned by Ubizen. Under the terms of this purchase agreement, VASCO paid $3 million to Ubizen and issued 2 million shares of VASCO Common Stock on July 25, 2003. An additional $1 million will be paid to Ubizen on or before November 14, 2003.

         After the closing of the repurchase of the Series C Preferred Stock, the Company had cash and cash equivalents of approximately $0.9 million. In addition, the line of credit secured by trade accounts receivable continued to be available and unused. The Company is currently reviewing financing alternatives, including the sale of additional securities and the renegotiation of lines of credit.

         The Company believes that its current cash balances, credit available under our existing overdraft agreement, the anticipated cash generated from operations, including the realization of deferred revenue recorded as a current liability, deposits that will be received in future quarters on orders of our Digipass product and the impact of either (a) obtaining additional equity financing, (b) entering into a separate agreement to replace or repay the loan to Dexia, or (c) having Mr. T. Kendall Hunt, the Company's CEO, surrender his shares of Common Stock, which are pledged to Dexia as collateral for the loan, will be sufficient to meet our anticipated cash needs over the next twelve months.

         There is substantial risk, however, that the Company may not be able to either obtain additional financing or the growth in its revenue and cash receipts will not be sufficient to generate the funds needed to repay the debt to Dexia within the terms of the existing agreement. If it is unable to meet its revenue and cash goals and is also unable to either renegotiate the terms of the agreement with Dexia or reach a mutually acceptable agreement with Mr. Hunt as an indemnity for his loss as a result of his surrender of shares of VASCO Common Stock to Dexia, it will need to significantly reduce its workforce, sell certain of its assets, enter into strategic relationships or business combinations, discontinue some or all of its operations, or take other similar restructuring actions. While the Company expects that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenues and cash receipts. It is also likely that the Company would incur substantial non-recurring costs to implement one or more of these restructuring actions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Company's market risk during the six-month period ended June 30, 2003. For additional information, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

         The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chairman and Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS:

         Exhibit 31.1 Statement Under Oath of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2003

         Exhibit 31.2 Statement Under Oath of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2003

         Exhibit 32.1 Statement Under Oath of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2003


         Exhibit 32.2 Statement Under Oath of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2003


         (b) REPORTS ON FORM 8-K:

             (i) On July 14, 2003, we furnished a Current Report on Form 8-K reporting financial results for the second quarter ended June 30, 2003.

             (ii) On July 23, 2003, we filed a Current Report on form 8-K reporting on the sale of VASCO's VACMAN Enterprise business to SecureD Services, Inc.

             (iii) On July 28, 2003, we furnished a Current Report on Form 8-K updating previously released financial results for the second quarter ended June 30, 2003 and the text of the script for the July 24, 2003 Earnings Conference Call.

             (iv) On August 12, 2003, we filed a Current Report on Form 8-K reporting on the purchase from Ubizen N.V. of all VASCO Series C Convertible Preferred Stock and Common Stock Purchase Warrants owned by Ubizen N.V.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2003.

                                       VASCO Data Security International, Inc.



                                       /s/  T. Kendall Hunt
                                       -----------------------------------------
                                       T. Kendall Hunt
                                       Chief  Executive Officer and Chairman
                                       of the Board of Directors (Principal
                                       Executive Officer)


                                       /s/  Clifford K. Bown
                                       -----------------------------------------
                                       Clifford K. Bown
                                       Executive Vice President and Chief
                                       Financial Officer (Principal Financial
                                       Officer and Principal Accounting Officer)