Form 10-Q
period 2003-09-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2003-11-13
CIK 1044777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________
         TO __________

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

                           Yes  X                   No
                               ---                     ---


         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes                      No  X
                               ---                     ---


         As of October 31, 2003, 30,425,284 shares of the Company's Common Stock, $.001 par value per share ("Common Stock"), were outstanding.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                                    FORM 10-Q
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                        PAGE NO.


Item 1.    Consolidated Financial Statements:

           Consolidated Balance Sheets (Unaudited) as of
           December 31, 2002 and September 30, 2003 .......................  3

           Consolidated Statements of Operations (Unaudited)
           for the three and nine months ended September 30,
           2002 and 2003 ..................................................  4

           Consolidated Statements of Comprehensive Income (Loss)
           (Unaudited) for the three and nine months ended September 30,
           2002 and 2003 ..................................................  5

           Consolidated Statements of Cash Flows (Unaudited)
           for the nine months ended September 30, 2002 and 2003 ..........  6

           Notes to Consolidated Financial Statements .....................  7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ...................................... 10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk ..... 14

Item 4.    Controls and Procedures ........................................ 14


PART II. OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders ............ 15

Item 6.    Exhibits and Reports on Form 8-K ............................... 15


SIGNATURES ................................................................ 16

CERTIFICATIONS ............................................................ 17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      VASCO DATA SECURITY INTERNATIONAL, INC.
                            CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  December 31, 2002       September 30, 2003
                                                                                  -----------------       ------------------
ASSETS
CURRENT ASSETS:
     Cash                                                                             $   2,615,935            $   5,523,655
     Accounts receivable, net of allowance for doubtful accounts
         of $461,129 and $318,798 in 2002 and 2003                                        2,870,533                2,724,610
     Inventories, net                                                                     1,579,125                1,654,366
     Prepaid expenses                                                                       394,867                  245,828
     Assets of discontinued                                                                 155,661                       --
     Other current assets                                                                   119,687                  712,052
                                                                                     ----------------         ----------------
            Total current assets                                                          7,735,808               10,860,511
Property and equipment
     Furniture and fixtures                                                               1,485,140                1,870,294
     Office equipment                                                                     1,926,553                1,971,706
                                                                                     ----------------         ----------------
            Total property and equipment                                                  3,411,693                3,842,000
     Accumulated depreciation                                                            (2,255,693)              (2,994,430)
                                                                                     ----------------         ----------------
            Net property and equipment                                                    1,156,000                  847,570

Intangible assets, net of accumulated amortization of $3,545,104 in 2002
     and $3,958,627 in 2003                                                               1,910,504                1,504,323
Goodwill                                                                                    249,967                  249,967
Note receivable and investment in SSI                                                            --                1,211,966
Other assets                                                                                 81,161                   86,844
                                                                                     ----------------         ----------------
TOTAL ASSETS                                                                          $  11,133,440            $  14,761,181
                                                                                     ================         ================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                                             $   3,589,645            $          --
     Accounts payable                                                                     1,849,572                1,818,859
     Liabilities related to assets of discontinued operations                               107,643                   42,775
     Deferred revenue                                                                       644,330                  678,708
     Payable to Ubizen related to stock purchase                                                 --                1,000,000
     Other accrued expenses                                                               2,131,172                2,667,002
                                                                                     ----------------         ----------------
            Total current liabilities                                                     8,322,362                6,207,344

STOCKHOLDERS' EQUITY :
     Series C Convertible Preferred Stock, $.01 par value - 500,000 shares
         authorized; 150,000 shares issued and outstanding in 2002                        9,108,066                       --
     Series D Convertible Preferred Stock, $10,000 par value - 500,000 shares
         authorized; 800 shares issued and outstanding in 2003                                                     5,830,787
     Common stock, $.001 par value - 75,000,000 shares authorized; 28,389,484 and 30,415,159 shares issued and outstanding in 2002 and 2003,
         respectively                                                                        28,389                   30,415
     Additional paid-in capital                                                          36,763,330               47,162,596
     Accumulated deficit                                                                (42,608,077)             (43,858,067)
     Accumulated other comprehensive income (loss) -
            cumulative translation adjustment                                              (480,630)                (611,894)
                                                                                     ----------------         ----------------

Total stockholders' equity                                                                2,811,078                8,553,837
                                                                                     ----------------         ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $  11,133,440            $  14,761,181
                                                                                     ================         ================

           See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                          SEPTEMB000R 30                  SEPTEMBER 30
                                                                      -------------------------    ----------------------------
                                                                         2002          2003           2002             2003
                                                                      -----------   -----------    ------------    ------------
 Net revenues                                                         $ 4,739,854   $ 5,598,872    $ 13,979,478    $ 16,669,989
 Cost of goods sold                                                     2,060,751     2,146,119       5,935,771       6,727,538
                                                                      -----------   -----------    ------------    ------------

 Gross profit                                                           2,679,103     3,452,753       8,043,707       9,942,451
 Operating costs:
       Sales and marketing (exclusive of $(16,310) and $(7,694)
       for the three and nine months ended September 30, 2002,
       respectively, and $31,666 and $40,009 for the three and
       nine months ended September 30, 2003, respectively, reported
       below as non-cash compensation expense (recovery))               1,825,605     1,578,804       5,740,869       4,589,272

       Research and development                                           650,864       746,944       2,043,155       2,063,684

       General and administrative (exclusive of $(53,076) and
       $(25,028) for the three and nine months ended
       September 30, 2002, respectively, reported below as
       non-cash compensation expense (recovery))                        1,177,345     1,037,001       3,183,437       2,491,621

       Non-cash compensation expense (recovery)                           (69,386)       31,666         (32,722)         40,009
                                                                      -----------   -----------    ------------    ------------
            Total operating costs                                       3,584,428     3,394,415      10,934,739       9,184,586

 Operating income (loss) from continuing operations                      (905,325)       58,338      (2,891,032)        757,865

 Interest expense, net                                                    (45,109)      (22,480)       (238,441)       (119,549)
 Other income (expense), net                                              (70,932)       (4,959)       (115,598)        375,758
                                                                      -----------   -----------    ------------    ------------
 Income (loss) from continuing operations before income taxes          (1,021,366)       30,899      (3,245,071)      1,014,074
 Provision for income taxes                                                    --       224,650         140,272         489,112
                                                                      -----------   -----------    ------------    ------------

       Income (loss) from continuing operations                        (1,021,366)     (193,751)     (3,385,343)        524,962

 Discontinued operations (Note 3):
       Income  (loss)  from discontinued operations, net of tax           212,484        (6,771)        745,840         596,916
       Gain on sale of discontinued operations, net of tax                     --     1,488,360              --       1,368,132
                                                                      -----------   -----------    ------------    ------------
 Net income (loss)                                                       (808,882)    1,287,838      (2,639,503)      2,490,010

 Preferred stock accretion and dividends                                 (290,996)      (67,445)       (872,988)       (649,347)
                                                                      -----------   -----------    ------------    ------------
 Net income (loss) available to common shareholders                   $(1,099,878)  $ 1,220,393    $ (3,512,491)    $ 1,840,663
                                                                      ===========   ===========    ============    ============
 Basic and diluted income (loss) per common share:
       Income (loss) from continuing operations                       $     (0.05)  $     (0.01)   $      (0.15)    $        --
       Income (loss) from discontinued operations                     $      0.01          0.05            0.03            0.06
                                                                      ===========   ===========    ============    ============
            Net income (loss)                                         $     (0.04)  $      0.04    $      (0.12)    $      0.06
                                                                      ===========   ===========    ============    ============
 Weighted average common shares outstanding:
       Basic                                                           28,389,484    30,391,827      28,333,449      29,211,293
                                                                      ===========   ===========    ============    ============
       Diluted                                                         28,389,484    31,222,297      28,333,449      29,510,033
                                                                      ===========   ===========    ============    ============


          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                  SEPTEMBER 30                          SEPTEMBER 30
                                                      ----------------------------------    -----------------------------------
                                                           2002              2003                2002               2003
                                                      ---------------   ----------------    ---------------    ----------------
 Net income (loss)                                      $  (808,882)        $ 1,287,838      $ (2,639,504)         $ 2,490,010

 Other comprehensive income (loss) -
       cumulative translation adjustment                     85,310               8,365           181,388             (131,264)
                                                      ---------------   ----------------    ---------------    ----------------

 Comprehensive income (loss)                            $  (723,572)        $ 1,296,203      $ (2,458,116)         $ 2,358,746
                                                      ===============   ================    ===============    ================



          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Nine months ended September 30,
                                                                                   -------------------------------------
                                                                                         2002                 2003
                                                                                   ----------------     ----------------
Cash flows from operating activities:
     Net income (loss) from continuing operations                                   $   (3,385,343)        $    524,962
         Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
            Depreciation and amortization                                                  912,880              817,363
            Non-cash compensation expense (recovery)                                       (32,722)              40,009
            Changes in assets and liabilities, net of effects of acquisition and discontinued operations:
                  Accounts receivable, net                                                (663,126)             333,667
                  Inventories, net                                                         997,275               79,332
                  Prepaid expenses                                                         (22,791)             171,093
                  Other current assets                                                     332,209             (262,324)
                  Deferred income taxes                                                     83,000                   --
                  Accounts payable                                                      (1,274,443)            (180,121)
                  Deferred revenue                                                        (410,613)             (13,617)
                  Accrued expenses                                                        (499,865)             387,565
         Net cash provided by discontinued operations                                      665,959              437,144
                                                                                   ----------------     ----------------
  Net cash provided by (used in) operating activities                                   (3,297,580)           2,335,073
                                                                                   ----------------     ----------------
Cash flows from investing activities:
     Acquisition of Identikey, Ltd.                                                        (23,362)              (7,341)
     Other assets                                                                           (2,869)              (4,034)
     Proceeds from the disposition of assets                                               107,765              132,324
     Payments received on note receivable                                                       --               45,859
     Additions to property and equipment, net                                             (415,371)             (48,761)
                                                                                   ----------------     ----------------
Net cash used in investing activities                                                     (333,837)             118,047
                                                                                   ----------------     ----------------
Cash flows from financing activities:
     Repayment of debt                                                                    (154,453)          (3,589,645)
     Purchase and retirement of Series C preferred stock and warrants                           --           (3,000,000)
     Net proceeds from sale of Series D preferred stock and warrants                            --            7,315,922
     Proceeds from the exercise of common stock options                                         --               48,082
                                                                                   ----------------     ----------------
Net cash provied by (used in) financing activities                                        (154,453)             774,359
                                                                                   ----------------     ----------------
Effect of exchange rate changes on cash                                                    181,388             (319,759)
                                                                                   ----------------     ----------------
Net increase (decrease) in cash                                                         (3,604,482)           2,907,720
Cash, beginning of period                                                                6,342,440            2,615,935
                                                                                   ----------------     ----------------
Cash, end of period                                                                 $    2,737,958         $  5,523,655
                                                                                   ================     ================

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

STOCK-BASED COMPENSATION

         At September 30, 2003, the Company had a stock-based employee compensation plan. The Company accounts for the plan using the intrinsic method under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based compensation is reflected in net income, as all options granted to employees under the plan had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                Three Months Ended                      Nine Months Ended
                                                                   September 30,                          September 30,
                                                         ----------------------------------     ----------------------------------
                                                             2002               2003                2002               2003
                                                         ----------------    --------------     ----------------   ---------------
Net income (loss) available to common
    shareholders as reported............................    $(1,099,878)       $1,220,393          $ (3,512,491)       $ 1,840,663
Deduct: Total stock-based employee
    compensation determined under fair
    value based method for all awards                           253,891           251,854               751,561            763,892
                                                          --------------     -------------       ---------------     --------------
      Pro forma net income (loss).......................    $(1,353,769)       $  968,539          $ (4,264,052)       $ 1,076,771
                                                          ==============     =============       ===============     ==============

Net income (loss) per common share-basic and diluted:
    As reported.........................................    $     (0.04)       $     0.04          $      (0.12)       $      0.06
    Pro forma...........................................    $     (0.05)       $     0.03          $      (0.15)       $      0.04

Weighted average shares outstanding
   Basic................................................     28,389,484        30,391,827            28,333,449         29,211,293
   Diluted..............................................     28,389,484        31,222,297            28,333,449         29,510,033

NOTE 2- INVENTORIES

         Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) method.

         Inventories, net of valuation allowance of $111,566 and $262,251 at December 31, 2002 and September 30, 2003, respectively, are comprised of the following:

                                                             December 31,          September 30,
                                                                 2002                   2003
                                                           ------------------     -----------------
Component parts......................................          $    772,523          $    242,831
Work-in-process and finished goods...................               806,602             1,411,535
                                                           ------------------     -----------------
            Total....................................          $  1,579,125          $  1,654,366
                                                           ==================     =================


NOTE 3 - DISCONTINUED OPERATIONS

         On July 8, 2003, effective as of July 1, 2003, VASCO sold its VACMAN Enterprise ("VME") business, originally known as Intellisoft and/or Snareworks, to SecureD Services, Inc. (SSI). Under the terms of the agreement, VASCO received a senior secured promissory note with a face value of approximately $1.1 million, valued at $1.0 million by an independent valuation firm, and $2 million of Convertible Preferred Stock from SSI, valued at $0.6 million by an independent valuation firm, in exchange for the VACMAN Enterprise assets. The promissory note bears a 6% interest rate and is payable in 36 equal and consecutive monthly payments. The Preferred Stock includes a 6% cumulative stock dividend, payable quarterly, and can be converted into SSI's common stock at defined intervals beginning July 1, 2005. In accordance with Statement of Financial Accounting Standard (SFAS) No. 144 " Accounting for the Impairment or Disposal of Long-Lived Assets", the assets and liabilities of this business unit have been disaggregated from the operational assets and liabilities of the Company. The results of the operations of VME for the three- and nine- month periods ended September 30, 2003 have been reported as results of discontinued operations. Prior periods have been restated to conform to this presentation.

         Assets of and liabilities related to discontinued operations included in the consolidated balance sheet are as follows:

                                     December 31,       September 30,
                                         2002               2003
                                   --------------     ---------------
Accounts receivable                   $   10,724         $       --
Prepaid expenses                          12,612                 --
Property and equipment, net              132,325                 --
                                   --------------     ---------------
                                      $  155,661         $       --
                                   ==============     ===============

Accounts payable                      $      852         $       --
Deferred revenue                          75,721                 --
Other accrued expenses                    31,070             42,775
                                   --------------     ---------------
                                      $  107,643         $   42,775
                                   ==============     ===============

Income from discontinued operations is as follows:

                                             Three months ended                 Nine months ended
                                                September 30                       September 30
                                      ------------------------------     --------------------------------
                                          2002             2003               2002              2003
                                      -------------    -------------     ---------------    -------------
Net revenues                           $   387,547      $        --        $  1,330,604      $   989,183
Cost of good sold                            6,522               --               6,522           81,904
                                      -------------    -------------     ---------------    -------------
Gross profit                               381,025               --           1,324,082          907,279
Operational costs                          168,541            6,771             578,242          310,363
                                      -------------    -------------     ---------------    -------------
Operating income (loss)                $   212,484      $    (6,771)       $    745,840      $   596,916
                                      =============    =============     ===============    =============



Included in the gain on sale of discontinued operations are $29,000 and $149,000 of costs incurred during the three and nine months ended September 30, 2003, respectively, related to the sale of the business unit.

NOTE 4 - STOCKHOLDERS' EQUITY

         On July 15, 2003, the Company reached an agreement with Ubizen N.V. ("Ubizen") whereby VASCO purchased and redeemed all of the VASCO Series C Convertible Preferred Stock (the "Series C Preferred Stock") and Common Stock Purchase Warrants owned by Ubizen. Under the terms of the Purchase Agreement, the Company paid $3 million to Ubizen and issued 2 million shares of the Company's Common Stock on July 25, 2003. Using the closing price of the Company's Common Stock on July 25, 2003, the value of the stock issued was $4,000,000. An additional $1 million will be paid to Ubizen on or before November 14, 2003. The Common Stock issued by the Company is subject to a lock-up period wherein the lock-up will expire in increments of 500,000 shares each on October 15, 2003, January 15, 2004, April 15, 2004 and July 15, 2004. Once the lock-up expires, the shares will be subject to volume trading restrictions through January 1, 2005.

         On September 11, 2003, the Company sold 800 shares of its Series D 5% Cumulative Convertible Voting Preferred Stock (the "Series D Preferred Stock") and 600,000 warrants to purchase Common Stock. The Series D Preferred Stock carries a 5% dividend, is convertible into 4 million shares of Common Stock at a fixed price of $2.00 per share and will vote with the Common Stock as a class on matters presented to the stockholders. The implied value of the Series D Preferred Stock was $5,714,000, calculated based upon the annual dividend rate divided by a required rate of return. The warrants are exercisable, over a five-year period, at $3.47 per share and were valued at $1,455,000 using the Black-Scholes pricing model. Of the net proceeds from the sale, $5,831,000 was allocated to the Series D Preferred Stock and $1,485,000 was allocated to the warrants based upon their relative fair values. In addition, a beneficial conversion value was calculated for the Series D Preferred Stock as the difference between the price of the Company's Common Stock at the transaction date and the conversion price of the Series D Preferred Stock. The amount of the beneficial conversion, $3,720,000, is analogous to a dividend and was recorded to retained earnings.

         During the third quarter of 2003, the Company issued 25,625 shares of Common Stock as a result of the exercise of options under the Company's stock option plan generating total proceeds of $48,082.

NOTE 5 - SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

                                                                                          Nine months ended September 30,
                                                                                       ---------------------------------------
                                                                                             2002                  2003
                                                                                       -----------------     -----------------
Supplemental disclosure of cash flow information:
       Interest paid                                                                     $    12,868            $     205,753

Supplemental disclosure of non-cash investing activities:
       Common stock issued in connection with acquisition                                $   284,458            $          --
       Note receivable and preferred stock received from sale
          of business unit                                                               $        --            $   1,553,000

Supplemental disclosure of non-cash financing activities:
       Payable to Ubizen for purchase and retirement of Series C preferred
          stock and warrants                                                             $        --            $   1,000,000
       Reduction in preferred stock and additional paid-in capital
          as a result of the redemption of Series C preferred stock and warrants         $        --            $ (11,000,000)
       Common stock issued to redeem Series C preferred stock and warrants               $        --            $  11,000,000
       Increase in additional paid-in capital related to benefical conversion
          of Series D preferred stock                                                    $        --            $   3,720,000
       Deemed dividend on preferred stock                                                $        --            $  (3,720,000)
       Dividends accrued on preferred stock                                              $        --            $     (20,000)


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

COMPARISON OF RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements for the three and nine months ended September 30, 2003 and 2002. Results of prior periods have been restated to report the results from the VACMAN Enterprise business as a discontinued operation.

Revenues

         Revenues for the three months ended September 30, 2003 were $5,599,000, an increase of $859,000, or 18%, as compared to the three months ended September 30, 2002. Revenues for the nine months ended September 30, 2003 were $16,670,000, an increase of $2,691,000, or 19%, as compared to the nine months ended September 30, 2002. The increase in revenues for both the three and nine months periods were attributable to growth in both the Banking and Corporate Network Access markets.

         For the nine months ended September 30, 2003, revenues by target market were 75% from Banking and 25% from Corporate Network Access. This compares with 83% of revenues from Banking and 17% from Corporate Network Access in the first nine months of the prior year.

         Geographically, 85% of revenues for the nine months ended September 30, 2003 were from Europe, 7% from the U.S. and 8% from other countries, primarily in the Asia/Pacific region. For the nine months ended September 30, 2002, 84% of the revenues were from Europe, 7% from the U.S. and 9% from other countries, primarily in the Asia/Pacific region.

Cost of Goods Sold

         Cost of goods sold for the three and nine months ended September 30, 2003 were $2,146,000 and $6,728,000, respectively, an increase of $85,000, or 4%
compared to the three months ended September 30, 2002 and an increase of $792,000 or 13% compared to the nine months ended September 30, 2003. The increase in both periods was due to the increase in sales as described previously.

Gross Profit

         The Company's gross profit for the three months ended September 30, 2003 was $3,453,000, an increase of $774,000, or 29%, as compared to the three months ended September 30, 2002. This represents a gross margin of 62%, as compared to 57% for the same period of 2002. The increase in gross profit is due to increased revenues for the period as well as an improvement in the gross profit as a percentage of revenue in the quarter. The increase in gross profit as a percentage of revenue primarily reflects an increase in revenue from the Corporate Network Access market segment as a percentage of total revenue compared to the prior period. Gross profit as a percentage of revenue is higher in the Corporate Network Access market segment than in the Banking market segment.

         The Company's gross profit for the nine months ended September 30, 2003 was $9,942,000, an increase of $1,899,000, or 24%, as compared to the nine months ended September 30, 2002. This represents a gross margin of 60%, as compared to 58% for the same period of 2002. The increase in gross profit is due to increased revenues for the period as well as an improvement in the gross profit as a percentage of revenue in the quarter. The increase in gross profit as a percentage of revenue primarily reflects an increase in the Corporate Network Access market segment as a percentage of total revenue compared to the prior period.

Sales and Marketing Expenses

         Sales and Marketing expenses for the three months ended September 30, 2003 were $1,579,000, a decrease of $247,000, or 14% compared to the three months ended September 30, 2002. The reduction in expense reflects reductions in expenses related to personnel and spending in most discretionary areas, including but not limited to trade shows, publicity, recruiting, and travel, partially offset by the unfavorable impact of changes in currency. Average headcount dedicated to sales and marketing declined from 50 to 46 from the third quarter of 2002 to the third quarter of 2003.

         Sales and Marketing expenses for the nine months ended September 30, 2003 were $4,589,000, a decrease of $1,152,000, or 20% compared to the nine months ended September 30, 2002. The reduction in expense for the nine-month period compared to the same period in the prior year reflects the same factors as noted above for the third quarter.

Research and Development

         Research and Development (R&D) costs for the three months ended September 30, 2003 were $747,000, an increase of $96,000, or 15%, as compared to the three months ended September 30, 2002. The increase in expense reflects an increase in the headcount dedicated to R&D activities and the unfavorable impact of changes in currency partially offset by lower spending on third party contractors. Total headcount dedicated to R&D increased from 15 at September 30, 2002 to 19 at September 30, 2003.

         R&D costs for the nine months ended September 30, 2003 were $2,064,000, an increase of $21,000, or 1%, as compared to the nine months ended September 30, 2002. The increase in expense for the nine-month period compared to the same period in prior year reflects the same factors as noted above for the third quarter.

General and Administrative Expenses

         General and Administrative expenses for the three months ended September 30, 2003 were $1,037,000, a decrease of $140,000, or 12%, compared to the three months ended September 30, 2002. The reduction in expense reflects reductions in expenses related to spending in most discretionary areas, including but not limited to contract services, travel, rent, and telephone, partially offset by the unfavorable impact of changes in currency.

There were 10 persons dedicated to administration at the end of the third quarter in both 2002 and 2003.

General and Administrative expenses for the nine months ended September 30, 2003 were $2,492,000, a decrease of $692,000, or 22%, compared to the nine months ended September 30, 2002. The reduction in expense for the nine-month period compared to the same period in the prior year reflects the same factors as noted above for the third quarter.

Interest Expense, Net

         Net interest expense for the three months ended September 30, 2003 was $22,000, compared to $45,000 for the same period in 2002. This change was due, in part, to an improvement in average net cash balances.

         Net interest expense for the nine months ended September 30, 2003 was $120,000, compared to $238,000 for the same period in 2002. Interest expense for 2002 included interest on the settlement of Value Added Tax returns filed in Belgium for prior years.

Other Income, Net

         Net other expense for the three months ended September 30, 2003 was $5,000 compared to net other expense of $70,000 for the same period in 2002. For the nine months ended September 30, 2003, net other income was $376,000 compared to net other expense of $116,000 for the same period in 2002. These changes are primarily due to transaction gains reported by our foreign operations as a result of the U.S. dollar weakening against the Euro.

Income Tax Expense

         Income tax expense for the three months ended September 30, 2003 was $225,000 compared to no income tax expense for the same period in 2002. Income tax expense for the nine months ended September 30, 2003 was $489,000 compared to $140,000 of income tax expense for the same period in 2002. The increase in both the three- and nine-month periods reflects the increase in taxable income of our Belgian operating entity in the first nine months of 2003.

Discontinued Operations

         Operating loss from discontinued operations, the VACMAN Enterprise business unit ("VME"), for the three months ended September 30, 2003 was $7,000 as compared to operating income of $212,000 for the same period in 2002. This reduction in operating income reflects the sale of operations of VME effective July 1, 2003. Operating income from VME was $597,000 and $746,000 for the nine months ended September 30, 2003 and 2002, respectively. The decline in operating income is primarily attributed to a decline in revenues.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents were $5,524,000 at September 30, 2003, which is an increase of approximately $2,908,000 or 111% from $2,616,000 at December 31, 2002. The increase in cash was a result of a positive operating cash flow, a reduction in days sales outstanding in net accounts receivable and the sale of Series D Preferred Stock and warrants. The sale of the Series D Preferred Stock resulted in net proceeds of approximately $7,316,000, of which $3,604,000 was used to repay the Dexia Loan, including accrued interest of $204,000.

         Earnings, before interest, taxes, depreciation and amortization (EBITDA) from continuing operations were $320,000 and $1,951,000 for the three and nine-month periods ended September 30, 2003, respectively. A reconciliation of EBITDA to net income (loss) from continuing operations for the three and nine-month periods ended September 30, 2002 and 2003 follows:

                                                              Three Months Ended                Nine Months Ended
                                                           September 30, (unaudited)        September 30, (unaudited)
                                                        -----------------------------     -----------------------------
                                                            2002             2003             2002             2003
                                                        -------------     -----------     -------------    ------------
EBITDA from continuing operations                        $  (698,000)      $ 320,000       $(2,094,000)     $1,951,000

Interest expense, net                                         45,000          22,000           238,000         120,000
Tax provision                                                     --         225,000           140,000         489,000
Depreciaton and amortization                                 278,000         267,000           913,000         817,000
                                                        -------------     -----------     -------------    ------------
Net income (loss) from continuing operations             $(1,021,000)      $(194,000)      $(3,385,000)     $  525,000
                                                        =============     ===========     =============    ============


         EBITDA is used by management for comparisons to other companies within our industry as an alternative to generally accepted accounting principles measures and is used by investors and analysts in evaluating performance. EBITDA from continuing operations is computed by adding back net interest, taxes, depreciation and amortization to net income (loss) from continuing operations as reported. EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States. EBITDA, as defined above, may not be comparable to similarly titled measures reported by other companies.

         Days sales outstanding in net accounts receivable declined from 74 days at December 31, 2002 to 45 days at September 30, 2003.

         At September 30, 2003, the Company had an overdraft agreement in place with Fortis Bank, secured by the Company's trade accounts receivable, wherein the Company could borrow up to 2,000,000 Euros. Based on receivable balances as of September 30, 2003, borrowing under the overdraft agreement was limited to 1,520,000 Euros. There were no borrowings outstanding under the overdraft agreement at September 30, 2003.

         As of September 30, 2003, the Company had working capital of $4,653,000 compared with a deficit of $586,000 at December 31, 2002. Working capital at December 31, 2002 included the $3,400,000 term loan due to Dexia Bank, which was repaid on September 30, 2003, as a current liability.

         On July 15, 2003, VASCO reached an agreement with Ubizen whereby VASCO purchased and redeemed all of its Series C Preferred Stock and Common Stock Purchase Warrants owned by Ubizen. Under the terms of this purchase agreement, VASCO paid $3 million to Ubizen and issued 2 million shares of VASCO Common Stock on July 25, 2003. An additional $1,000,000 will be paid to Ubizen on or before November 14, 2003.

         On September 11, 2003, the Company sold $8,000,000 of its Series D Preferred Stock and warrants to purchase Common Stock. The net proceeds were approximately $7,316,000. The proceeds were used to repay the debt to Dexia, including accrued interest, and replenish working capital used to repurchase the Series C Preferred Stock from Ubizen.

         The Company believes that its current cash balances, credit available under our existing overdraft agreement, the anticipated cash generated from operations, including the realization of deferred revenue recorded as a current liability, and deposits that will be received in future quarters on orders of our Digipass product will be sufficient to meet our anticipated cash needs over the next twelve months.

         There is substantial risk, however, that the Company may not be able to achieve its revenue and cash goals. If the Company does not achieve those goals, it may need to significantly reduce its workforce, sell certain of its assets, enter into strategic relationships or business combinations, discontinue some or all of its operations, or take other similar restructuring actions. While the Company expects that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenues and cash receipts. It is also likely that the Company would incur substantial non-recurring costs to implement one or more of these restructuring actions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Company's market risk during the nine-month period ended September 30, 2003. For additional information, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

On July 9, 2003 the Shareholders of the Company entitled to vote thereon elected the following individuals as Directors of the Company (total shares eligible to vote were 28,389,484; total shares voted were 21,222,287):

              Name                   For         Against      Abstain

       T. Kendall Hunt           21,009,783         -         212,504
       Michale Cullinane         21,180,275         -          42,012
       Forrest D. Laidley        20,997,099         -         225,188
       Michael A. Mulshine       21,039,775         -         182,512
       John R. Walter            21,183,375         -          38,912


There were 2,761,855 broker non-votes for the matter.

On October 15, 2003, the holders of the requisite percentage of shares of the Series D Preferred Stock consented in writing to an amendment of the voting terms of the Series D Preferred Stock to decrease the number of votes to which each such stockholder is entitled prior to conversion of their Series D Preferred Stock. As a result of the amendment, instead of each share of Series D Preferred Stock voting as 5,000 shares of Common Stock (based on the $2.00 conversion rate), each will vote as 3,413 shares (based on the $2.93 closing market price on September 11, 2003) on all matters submitted to the stockholders for approval. No change was made to the conversion price or other terms of the Series D Preferred Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.  .

         (A) EXHIBITS:

         Exhibit 31.1 Statement Under Oath of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2003

         Exhibit 31.2 Statement Under Oath of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2003.

         Exhibit 32.1 Statement Under Oath of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 13, 2003.

         Exhibit 32.2 Statement Under Oath of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 13, 2003.

         (B) REPORTS ON FORM 8-K:

             (i) On September 15, 2003, we filed a Current Report on Form 8-K reporting the sale of $8 million of Series D Preferred Stock and warrants to purchase Common Stock.

             (ii) On October 24, 2003, we furnished a Current Report on Form 8-K reporting financial results for the third quarter ended September 30, 2003

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2003.

                         VASCO Data Security International, Inc.

                         /s/  T. Kendall Hunt
                         --------------------------------------------
                         T. Kendall Hunt

                         Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)


                         /s/  Clifford K. Bown
                         --------------------------------------------
                         Clifford K. Bown
                         Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)