Form 10-Q/A
period 2003-09-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2004-02-19
CIK 1044777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                   FORM 10-Q/A

                                (AMENDMENT NO. 1)

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

                           Yes  X         No
                              ------         ------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes             No   X
                              ------         ------

         As of October 31, 2003, 30,425,284 shares of the Company's Common Stock, $.001 par value per share ("Common Stock"), were outstanding.

EXPLANATORY NOTE:
The Company has restated its Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2003 to reflect a beneficial conversion feature of $3,720,000 related to the issuance of Series D Convertible Preferred Stock, in accordance with Emerging Issues Task Force (EITF) No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." The beneficial conversion feature represents the difference in the proceeds from the issuance of the preferred stock and the value of the common stock it was immediately convertible into, based upon the market value of the common stock on the date of issuance. The beneficial conversion feature is analogous to a dividend and is recognized as a return to the preferred shareholders.

The effect of the restatement was to reduce net income (loss) available to common shareholders by $3,720,000; reduce basic and diluted income (loss) per common share from $0.04 per share to ($0.08) per share for the three months ended September 30, 2003 and from $0.06 per share to ($0.06) per share for the nine months ended September 30, 2003; and reduce basic and diluted loss from continuing operations from ($0.01) per share to ($0.13) per share for the three months ended September 30, 2003 and from $0.00 per share to ($0.13) per share for the nine months ended September 30, 2003.

The restatement had no impact on the Consolidated Balance Sheet as of September 30, 2003, or on the Consolidated Statements of Comprehensive Income (Loss) and the Consolidated Statements of Cash Flows for the nine-month period ended September 30, 2003.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                                   FORM 10-Q/A
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                         PAGE NO.

Item 1.      Consolidated Financial Statements:

             Consolidated Balance Sheets (Unaudited) as of
             December 31, 2002 and September 30, 2003 ...................................................4

             Consolidated Statements of Operations (Unaudited)
             for the three and nine months ended September 30, 2002 and 2003 - (Restated)..............  5

             Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
             for the three and nine months ended September 30, 2002 and 2003...........................  6

             Consolidated Statements of Cash Flows (Unaudited)
             for the nine months ended September 30, 2002 and 2003.....................................  7

             Notes to Consolidated Financial Statements................................................  8

Item 4.      Controls and Procedures................................................................... 12


PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.......................................................... 13


SIGNATURES............................................................................................. 14

CERTIFICATIONS......................................................................................... 15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      VASCO DATA SECURITY INTERNATIONAL, INC.
                            CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                   September 31,   September 30,
                                                                        2002           2003
                                                                   -------------   -------------
ASSETS
CURRENT ASSETS:
     Cash                                                          $  2,615,935    $  5,523,655
     Accounts receivable, net of allowance for doubtful accounts
         of $461,129 and $318,798 in 2002 and 2003                    2,870,533       2,724,610
     Inventories, net                                                 1,579,125       1,654,366
     Prepaid expenses                                                   394,867         245,828
     Assets of discontinued operations                                  155,661              --
     Other current assets                                               119,687         712,052
                                                                   ------------    ------------
            Total current assets                                      7,735,808      10,860,511

Property and equipment
     Furniture and fixtures                                           1,485,140       1,870,294
     Office equipment                                                 1,926,553       1,971,706
                                                                   ------------    ------------
            Total property and equipment                              3,411,693       3,842,000
     Accumulated depreciation                                        (2,255,693)     (2,994,430)
                                                                   ------------    ------------
            Net property and equipment                                1,156,000         847,570
Intangible assets, net of accumulated amortization of
     $3,545,104 in 2002 and $3,958,627 in 2003                        1,910,504       1,504,323
Goodwill                                                                249,967         249,967
Note receivable and investment in SSI                                        --       1,211,966
Other assets                                                             81,161          86,844
                                                                   ------------    ------------
TOTAL ASSETS                                                       $ 11,133,440    $ 14,761,181
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                          $  3,589,645    $         --
     Accounts payable                                                 1,849,572       1,818,859
     Liabilities related to assets of discontinued operations           107,643          42,775
     Deferred revenue                                                   644,330         678,708
     Payable to Ubizen related to stock purchase                             --       1,000,000
     Other accrued expenses                                           2,131,172       2,667,002
                                                                   ------------    ------------
            Total current liabilities                                 8,322,362       6,207,344

STOCKHOLDERS' EQUITY :
     Series C Convertible Preferred Stock, $.01 par value -
         500,000 shares authorized; 150,000 shares issued
         and outstanding in 2002                                      9,108,066              --
     Series D Convertible Preferred Stock, $10,000  par value -
         500,000 shares authorized; 800 shares issued
         and outstanding in 2003                                                      5,830,787
     Common stock, $.001 par value - 75,000,000 shares
         authorized; 28,389,484 and 30,415,159 shares issued
         and outstanding in 2002 and 2003, respectively                  28,389          30,415
     Additional paid-in capital                                      36,763,330      47,162,596
     Accumulated deficit                                            (42,608,077)    (43,858,067)
          Accumulated other comprehensive income (loss) -
            cumulative translation adjustment                          (480,630)       (611,894)
                                                                   ------------    ------------
Total stockholders' equity                                            2,811,078       8,553,837
                                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 11,133,440    $ 14,761,181
                                                                   ============    ============

           See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                           SEPTEMBER 30                    SEPTEMBER 30
                                                                    ---------------------------     ---------------------------
                                                                       2002            2003            2002            2003
                                                                    -----------     -----------     -----------     -----------
                                                                                    (RESTATED)                      (RESTATED)

 Net revenues                                                       $ 4,739,854     $ 5,598,872     $13,979,478     $16,669,989
 Cost of goods sold                                                   2,060,751       2,146,119       5,935,771       6,727,538
                                                                    -----------     -----------     -----------     -----------

 Gross profit                                                         2,679,103       3,452,753       8,043,707       9,942,451
 Operating costs:
       Sales and marketing (exclusive of $(16,310) and
       $(7,694) for the three and nine months ended
       September 30, 2002, respectively, and $31,666 and
       $40,009 for the three and nine months ended
       September 30, 2003 respectively, reported
       below as non-cash compensation (recovery))                     1,825,605       1,578,804       5,740,869       4,589,272

       Research and development                                         650,864         746,944       2,043,155       2,063,684

       General and administrative (exclusive of $(53,076) and
       $(25,028) for the three and nine months ended
       September 30, 2002 reported below as non-cash (recovery))      1,177,345       1,037,001       3,183,437       2,491,621

       Non-cash compensation (recovery)                                 (69,386)         31,666         (32,722)         40,009
                                                                    -----------     -----------     -----------     -----------
            Total operating costs                                     3,584,428       3,394,415      10,934,739       9,184,586

 Operating income (loss) from continuing operations                    (905,325)         58,338      (2,891,032)        757,865

 Interest expense, net                                                  (45,109)        (22,480)       (238,441)       (119,549)
 Other income (expense), net                                            (70,932)         (4,959)       (115,598)        375,758
                                                                    -----------     -----------     -----------     -----------

 Income (loss) from continuing operations before income taxes        (1,021,366)         30,899      (3,245,071)      1,014,074
 Provision for income taxes                                                  --         224,650         140,272         489,112
                                                                    -----------     -----------     -----------     -----------

       Income (loss) from continuing operations                      (1,021,366)       (193,751)     (3,385,343)        524,962

 Discontinued operations (Note 3):
       Income  (loss)  from discontinued operations                     212,484          (6,771)        745,840         596,916
       Gain on sale of discontinued operations                               --       1,488,360              --       1,368,132
                                                                    -----------     -----------     -----------     -----------

 Net income (loss)                                                     (808,882)      1,287,838      (2,639,503)      2,490,010

 Preferred stock beneficial conversion option                                --      (3,720,000)             --      (3,720,000)
 Preferred stock accretion and dividends                               (290,996)        (67,445)       (872,988)       (649,347)
                                                                    -----------     -----------     -----------     -----------

 Net loss available to common shareholders                          $(1,099,878)    $(2,499,607)    $(3,512,491)    $(1,879,337)
                                                                    ===========     ===========     ===========     ===========

Basic and diluted income (loss) per common share:
       Loss from continuing operations                              $     (0.05)    $     (0.13)    $     (0.15)    $     (0.13)
       Income from discontinued operations                                 0.01            0.05            0.03            0.07
                                                                    ===========     ===========     ===========     ===========
            Net income (loss)                                       $     (0.04)    $     (0.08)    $     (0.12)    $     (0.06)
                                                                    ===========     ===========     ===========     ===========
 Weighted average common shares outstanding:
       Basic                                                         28,389,484      30,391,827      28,333,449      29,211,293
                                                                    ===========     ===========     ===========     ===========
       Diluted                                                       28,389,484      31,222,297      28,333,449      29,510,033
                                                                    ===========     ===========     ===========     ===========



          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30                        SEPTEMBER 30
                                                             ----------------------------       ------------------------------
                                                               2002               2003              2002               2003
                                                             ---------         ----------       -----------         ----------

 Net income (loss)                                           $(808,882)        $1,287,838       $(2,639,504)        $2,490,010

 Other comprehensive income (loss) -
           cumulative translation adjustment
                                                                85,310              8,365           181,388           (131,264)
                                                             ---------         ----------       -----------         ----------

 Comprehensive income (loss)                                 $(723,572)        $1,296,203       $(2,458,116)        $2,358,746
                                                             =========         ==========       ===========         ==========



          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 Nine months ended September 30,
                                                                                       2002           2003
                                                                                   -----------    -----------
Cash flows from operating activities:
     Net income (loss) from continuing operations                                  $(3,385,343)   $   524,962
         Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating
            activities:
            Depreciation and amortization                                              912,880        817,363
            Non-cash compensation expense (recovery)                                   (32,722)        40,009
            Changes in assets and liabilities, net of effects of acquisition and discontinued operations:
                  Accounts receivable, net                                            (663,126)       333,667
                  Inventories, net                                                     997,275         79,332
                  Prepaid expenses                                                     (22,791)       171,093
                  Other current assets                                                 332,209       (262,324)
                  Deferred income taxes                                                 83,000             --
                  Accounts payable                                                  (1,274,443)      (180,121)
                  Deferred revenue                                                    (410,613)       (13,617)
                  Accrued expenses                                                    (499,865)       387,565
         Net cash provided by discontinued operations                                  665,959        437,144
                                                                                   -----------    -----------
Net cash provided by (used in) operating activities                                 (3,297,580)     2,335,073
                                                                                   -----------    -----------

Cash flows from investing activities:
     Acquisition of Identikey, Ltd.                                                    (23,362)        (7,341)
     Other assets                                                                       (2,869)        (4,034)
     Proceeds from the disposition of assets                                           107,765        132,324
     Payments received on note receivable                                                   --         45,859
     Additions to property and equipment, net                                         (415,371)       (48,761)
                                                                                   -----------    -----------
Net cash used in investing activities                                                 (333,837)       118,047
                                                                                   -----------    -----------

Cash flows from financing activities:
     Repayment of debt                                                                (154,453)    (3,589,645)
     Purchase and retirement of Series C preferred stock and warrants                       --     (3,000,000)
     Net proceeds from sale of Series D preferred stock and warrants                        --      7,315,922
     Proceeds from the exercise of common stock options                                     --         48,082
                                                                                   -----------    -----------
Net cash provied by (used in) financing activities                                    (154,453)       774,359
                                                                                   -----------    -----------

Effect of exchange rate changes on cash                                                181,388       (319,759)
                                                                                   -----------    -----------

Net increase (decrease) in cash                                                     (3,604,482)     2,907,720
Cash, beginning of period                                                            6,342,440      2,615,935
                                                                                   -----------    -----------
Cash, end of period                                                                $ 2,737,958    $ 5,523,655
                                                                                   ===========    ===========



           See accompanying notes to consolidated financial statements

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


                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                         ---------------------------     -----------------------
                                                             2002            2003           2002            2003
                                                         -----------     -----------     -----------     -----------
                                                                          (Restated)                      (Restated)
Net loss available to common
    shareholders as reported ........................    $(1,099,878)    $(2,499,607)    $(3,512,491)    $(1,879,337)
Deduct: Total stock-based employee
    compensation determined under fair
    value based method for all awards                        253,891         251,854         751,561         763,892
                                                         -----------     -----------     -----------     -----------
      Pro forma net loss ............................    $(1,353,769)    $(2,751,461)    $(4,264,052)    $(2,643,229)
                                                         ===========     ===========     ===========     ===========

Net loss per common share-basic and diluted:
    As reported .....................................    $     (0.04)    $     (0.08)    $     (0.12)    $     (0.06)
    Pro forma .......................................    $     (0.05)    $     (0.09)    $     (0.15)    $     (0.09)

Weighted average shares outstanding
   Basic ............................................     28,389,484      30,391,827      28,333,449      29,211,293
   Diluted ..........................................      8,389,484      31,222,297      28,333,449      29,510,033


NOTE 2 - RESTATEMENT

         The Company has restated its Consolidated Financial Statements for the three- and nine-month periods ended September 30, 2003 to reflect a beneficial conversion feature of $3,720,000 related to the issuance of its Series D Convertible Preferred Stock in accordance with Emerging Task Force (EITF) No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." The beneficial conversion feature represents the difference in the proceeds from the issuance of the preferred stock and the value of the Company's common stock it was immediately convertible into, based upon the market value of the common stock on the date of issuance. The beneficial conversion feature is analogous to a dividend and is recognized as a return to the preferred shareholders.

         The effect of the restatement is to reduce net income (loss) available to common shareholders, basic and diluted loss per share and basic and diluted loss from continuing operations for the three- and nine-month periods ended September 30, 2003. The restatement had no impact on our Consolidated Balance Sheets as of December 31, 2002 and September 30, 2003. This restatement also had no impact on our Consolidated Statements of Comprehensive Income (Loss) or our Consolidated Statements of Cash Flow for the nine-month period ended September 30, 2003.

The restatement had the following impact to our Consolidated Statements of
Operations:

                                                                           As Reported    As Restated
                                                                           -----------    -----------
Three months ended September 30, 2003:
   Net income                                                               $1,287,838    $ 1,287,838
   Preferred stock beneficial conversion feature                                    --     (3,720,000)
   Preferred stock accretion and dividends                                     (67,445)       (67,445)
                                                                            ----------    -----------
   Net income (loss) available to common shareholders                       $1,220,393    $(2,499,607)
                                                                            ==========    ===========
   Basic and diluted income (loss) per common share:
      Loss from continuing operations                                       $    (0.01)   $     (0.13)
      Income from discontinued operations                                         0.05           0.05
                                                                            ----------    -----------
              Net income (loss)                                             $     0.04    $     (0.08)
                                                                            ==========    ===========

Nine months ended September 30, 2003:
   Net income                                                               $2,490,010    $ 2,490,010
   Preferred stock beneficial conversion feature                                    --     (3,720,000)
   Preferred stock accretion and dividends                                    (649,347)      (649,347)
                                                                            ----------    -----------
   Net income (loss) available to common shareholders                       $1,840,663    $(1,879,337)
                                                                            ==========    ===========
   Basic and diluted income (loss) per common share:
      Income (loss) from continuing operations                              $       --    $     (0.13)
      Income from discontinued operations                                         0.06           0.07
                                                                            ----------    -----------
              Net income (loss)                                             $     0.06    $     (0.06)
                                                                            ==========    ===========


NOTE 3 - INVENTORIES

         Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) method.

         Inventories, net of valuation allowance of $111,566 and $262,251 at December 31, 2002 and September 30, 2003, respectively, are comprised of the following:

                                                December 31,       September 30,
                                                    2002               2003
                                                ------------      --------------
 Component parts.........................       $  772,523           $  242,831
 Work-in-process and finished goods......          806,602            1,411,535
                                                ----------           ----------
             Total.......................       $1,579,125           $1,654,366
                                                ==========           ==========


NOTE 4 - DISCONTINUED OPERATIONS

         On July 8, 2003, effective as of July 1, 2003, VASCO sold its VACMAN Enterprise ("VME") business, originally known as Intellisoft and/or Snareworks, to SecureD Services, Inc. (SSI). Under the terms of the agreement, VASCO received a senior secured promissory note with a face value of approximately $1.1 million, valued at $1.0 million by an independent valuation firm, and $2 million of Convertible Preferred Stock from SSI, valued at $0.6 million by an independent valuation firm, in exchange for the VACMAN Enterprise assets. The promissory note bears a 6% interest rate and is payable in 36 equal and consecutive monthly payments. The Preferred Stock includes a 6% cumulative stock dividend, payable quarterly, and can be converted into SSI's common stock at defined intervals beginning July 1, 2005. In accordance with Statement of Financial Accounting Standard (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the assets and liabilities of this business unit have been disaggregated from the operational assets and liabilities of the Company. The results of the operations of VME for the three- and nine-month periods ended September 30, 2003 have been reported as results of discontinued operations. Prior periods have been restated to conform to this presentation.

         Assets of and liabilities related to discontinued operations included in the consolidated balance sheet are as follows:


                                         December 31,        September 30,
                                             2002                2003
                                         ------------        -------------

        Accounts receivable                $ 10,724             $    --
        Prepaid expenses                     12,612                  --
        Property and equipment, net         132,325                  --
                                           --------             -------
                                           $155,661             $    --
                                           ========             =======

        Accounts payable                   $    852             $    --
        Deferred revenue                     75,721                  --
        Other accrued expenses               31,070              42,775
                                           --------             -------
                                           $107,643             $42,775
                                           ========             =======

Income from discontinued operations is as follows:


                             Three months ended          Nine months ended
                                September 30               September 30
                            ---------------------    -----------------------
                              2002         2003         2002          2003
                            --------     --------    ----------     --------
Net revenues                $387,547     $     --    $1,330,604     $989,183
Cost of good sold              6,522           --         6,522       81,904
                            --------     --------    ----------     --------
Gross profit                 381,025           --     1,324,082      907,279
Operational costs            168,541        6,771       578,242      310,363
                            --------     --------    ----------     --------
Operating income (loss)     $212,484     $ (6,771)   $  745,840     $596,916
                            ========     ========    ==========     ========


Included in the gain on sale of discontinued operations are $29,000 and $149,000 of costs incurred during the three and nine months ended September 30, 2003, respectively, related to the sale of the business unit.

NOTE 5 - STOCKHOLDERS' EQUITY

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

NOTE 6 - SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION


                                                                                  Nine months ended September 30,
                                                                                ----------------------------------
                                                                                    2002                2003
                                                                                  --------          ------------
Supplemental disclosure of cash flow information:
      Interest paid                                                               $ 12,868          $    205,753

Supplemental disclosure of non-cash investing activities:
      Common stock issued in connection with acquisition                          $284,458          $         --
      Note receivable and preferred stock received from sale
         of business unit                                                         $     --          $  1,553,000

Supplemental disclosure of non-cash financing activities:
      Payable to Ubizen for purchase and retirement of Series C preferred
         stock and warrants                                                       $     --          $  1,000,000
      Reduction in preferred stock and additional paid-in capital
         as a result of the redemption of Series C preferred stock and warrants   $     --          $(11,000,000)
      Common stock issued to redeem Series C preferred stock and warrants         $     --          $ 11,000,000
      Increase in additional paid-in capital related to benefical conversion
         of Series D preferred stock                                              $     --          $  3,720,000
      Deemed dividend on preferred stock                                          $     --          $ (3,720,000)
      Dividends accrued on preferred stock                                        $     --               (20,000)


ITEM 4. CONTROLS AND PROCEDURES

         The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports filed or submitted by it under the securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chairman and Chief Executive office and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.  .

         (A) EXHIBITS:

         Exhibit 31.1 Statement Under Oath of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 18, 2004.

         Exhibit 31.2 Statement Under Oath of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 18, 2004.

         Exhibit 32.1 Statement Under Oath of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 18, 2004.

         Exhibit 32.2 Statement Under Oath of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 18, 2004.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 18, 2004.

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