Form 10-K
period 2003-12-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2004-03-30
CIK 1044777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO _________

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         As of March 25, 2004, 31,720,204 shares of the Company's Common Stock, $.001 par value per share ("Common Stock"), were outstanding. On that date, the aggregate market value of voting and non-voting common equity (based upon the last sale price of the Common Stock as reported on Nasdaq on March 25, 2004) held by non-affiliates of the registrant was $44,650,000 at $2.15 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE
         None.

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I

Item 1.           Description of Business                                                                        3
Item 2.           Properties                                                                                    12
Item 3.           Legal Proceedings                                                                             13
Item 4.           Submission of Matters to a Vote of Security Holders                                           13

PART II

Item 5.           Market for Registrant's Common Stock and Related Stockholder Matters                          13
Item 6.           Selected Consolidated Financial Data                                                          15
Item 7.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                         16
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                                    30
Item 8.           Financial Statements and Supplementary Data                                                   30
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosures                                                                         30
Item 9A.          Controls and Procedures                                                                       30

PART III

Item 10.          Directors and Executive Officers of the Registrant                                            31
Item 11.          Executive Compensation                                                                        33
Item 12.          Security Ownership of Certain Beneficial Owners and Management                                36
Item 13.          Certain Relationships and Related Transactions                                                38
Item 14.          Principal Accountants Fees and Services                                                       38

PART IV
Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8K                                38

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE                                                                 F-1

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

ITEM 1 - DESCRIPTION OF BUSINESS

         VASCO Data Security International, Inc. was incorporated in Delaware in 1997 and is the successor to VASCO Corp., a Delaware corporation. Our principal executive offices are located at 1901 South Meyers Road, Suite 210, Oakbrook Terrace, Illinois 60181 and the telephone number at that address is (630) 932-8844. Our principal offices in Europe are located at Koningin Astridlaan 164, B-1780 Wemmel (Belgium) and the telephone number at that address is 32(0)2/456.98.10. Unless otherwise noted, references in this Annual Report to "VASCO," "Company," "company, " "we," "our," and "us" refer to VASCO Data Security International, Inc. and its subsidiaries.

         Additional information on the Company, its products and its results may be found on the Company's web site at www.vasco.com.

GENERAL

         The Company, through its operating subsidiaries, designs, develops, markets and supports open standards-based hardware and software security systems that manage and secure access to information assets. We design, develop, market and support patented "Identity Authentication" products for e-business and e-commerce. Our products enable secure financial transactions to be made over private enterprise networks and public networks, such as the Internet. VASCO's Identity Authentication software is delivered via its Digipass security products, small "calculator" hardware devices carried by an end user, or in a software format on mobile phones, other portable devices, and PCs. The Digipass devices, most of which incorporate an electronic digital signature capability, guarantee the integrity of electronic transactions and data transmissions. Some of the Digipass units are compliant with the Europay MasterCard Visa ("EMV") standard and are compatible with MasterCard's new smart card.

         For user access control, VASCO's VACMAN Server products limit application access to designated Digipass users. Digipass and VACMAN combine to provide greater flexibility and a more affordable means than competing products of authenticating to any network, including the Internet.

-------------------
         This report contains the following trademarks of the Company, some of which are registered: VASCO, AccessKey, VACMan Server and VACMan/CryptaPak, AuthentiCard, Digipass, and Digipass Pack.

         VASCO's target markets are the applications and their several hundred million users that utilize fixed passwords as security. VASCO's time-based system generates a "one-time" password that changes with every use. As a result, when compared to fixed passwords, it substantially reduces the risk of unauthorized access to the application.

         At the end of fiscal 2003, VASCO had shipped over 10.4 million Digipass units since its inception. Our security solutions are sold worldwide through our direct sales force, as well as through distributors, resellers and systems integrators. We currently have approximately 1,500 customers in more than 60 countries. Representative customers of our products include Rabobank Nederland, ING Bank, Fortis Bank, Wachovia, Lloyds, Daimler Chrysler, Volvo and CoStar Group. In 2003, the Company sold 602 new accounts of which 62 were banks and 540 were corporate network access.

COMPANY BACKGROUND

         Our predecessor company, VASCO Corp., entered the data security business in 1991 through the acquisition of a controlling interest in ThumbScan, Inc., which we renamed VASCO Data Security, Inc. in 1993. In 1996, we began an expansion of our computer security business by acquiring Lintel Security NV/SA, a Belgian corporation, which included assets associated with the development of security tokens and security technologies for personal computers and computer networks. In addition, in 1996, we acquired Digipass NV/SA, a Belgian corporation, which was also a developer of security tokens and security technologies and whose name we changed to VASCO Data Security NV/SA in 1997.

         On March 11, 1998, we completed a registered exchange offer with the holders of the outstanding securities of VASCO Corp. Since the exchange offer, we have engaged in four acquisitions and one disposition. In May 1999, we acquired the assets of SecureWare SA, a French company for a combination of our stock and cash totaling approximately $1.4 million. In October 1999, we acquired Intellisoft Corp. for stock and cash totaling approximately $8 million with the cash being distributed to dissenting shareholders. In August 2000, we acquired Invincible Data Systems (IDS) for a total of 322,565 shares of Common Stock.

         Our most recent acquisition was in March 2001 when we acquired Identikey Ltd. ("Identikey"), a privately held international security software company headquartered in Brisbane, Australia. Under the terms of the purchase agreement, more than 90 percent of the outstanding capital stock of Identikey was exchanged for 366,913 shares of Common Stock. The remaining 10% of Identikey has been acquired at various times with the final purchase completed in January 2003 in exchange for 126,426 shares of Common Stock and $23,362 in cash.

         In July 2003, we sold our interest in the VACMAN Enterprise business unit, which assets were acquired in the Intellisoft transaction, to SecureD Services, Inc. ("SSI"). Under the terms of the agreement, the Company received a senior secured promissory note with a face value of approximately $1.1 million, valued at $1.0 million by an independent valuation firm, and $2 million of Convertible Preferred Stock from SSI, valued at $0.6 million by an independent valuation firm, in exchange for the VACMAN Enterprise assets. The promissory note bears a 6% interest rate and is payable in 36 equal and consecutive monthly payments. The Preferred Stock includes a 6% cumulative stock dividend, payable quarterly, and can be converted into SSI's common stock at defined intervals beginning July 1, 2005. In accordance with Statement of Financial Accounting Standard (SFAS) No. 144 " Accounting for the Impairment or Disposal of Long-Lived Assets", the assets and liabilities of this business unit have been disaggregated from the operational assets and liabilities of the Company and have been reported as results of discontinued operations. Prior periods have been restated to conform to this presentation.

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

         According to International Data Corporation (IDC), demand for information security services is expected to reach $23 billion in worldwide annual spending by 2006. Demand for security software is expected to increase to $14.6 billion in 2006 with double-digit annual growth for each area.

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

         Fueled by well-publicized incidents including misappropriation of credit card information and denial of service attacks, there is a growing perception among many consumers that there is a risk involved in transmitting information via the Internet. These incidents and this perception may hamper the development of consumer-based electronic commerce. Accordingly, we believe that electronic commerce will benefit from the implementation of improved security measures that accurately identify users and reliably encrypt data transmissions over the Internet. Most banks in European countries are expected to issue smart cards (credit cards with a micro-chip) that are compliant with the EMV standard starting in 2005.

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

         The most effective security policies employ most, if not all, of the above components. Most companies, however, only implement a patchwork of these components, which could result in their security systems being compromised.

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

VASCO'S STRATEGY

         We believe we have one of the most complete lines of security products and services for Identity Authentication available in the market today and we intend to become a leading worldwide provider of these products and services. A key element of our growth strategy is to demonstrate to an increasing number of distributors, resellers and systems integrators that, by incorporating our security products into their own products, they can more effectively differentiate themselves in their marketplaces and increase the value of their products. In addition, we will demonstrate to our corporate users that our products provide mission critical security to their internal and external security infrastructures. Following this active marketing and promotion effort, we will work with these resellers and integrators to support their sales of solutions that include our products. Also, we plan to expand our direct sales marketing program to new and existing blue chip customers. Further, we intend to:

         Increase Sales and Marketing Efforts Worldwide. We intend to increase sales of our security products and services in our established European markets and to actively increase our sales and support presence and marketing efforts in North America, South America, Asia/Pacific, Australia and the Middle East. We plan to:

         - Market new services and products to our existing customers by providing testimonial evidence of user experiences from other customers;

         - Launch a Europe, Middle East, Africa and Asia marketing campaign to raise awareness of our solutions among the distributors and resellers of popular third party software products and to establish relationships with them whereby they become resellers of our products and solutions;

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

         Continue Innovation. We intend to continue to enhance and broaden our line of security products to meet the changing needs of our existing and potential customers by:

         - Building on our core software and hardware security expertise, such as expanding our technology for use on different platforms (like mobile phones and personal digital assistants);

         -        Acquiring complementary technologies or businesses; and

         - Developing additional applications for our products in areas that may include securing the exchange of data in the business-to-business field and providing security for Internet gambling and lottery transactions, among others.

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

         In addition, Digipass technology is designed to operate on non-VASCO platforms such as a desktop PC or laptop. Digipass technology is also available for personal digital assistants (PDA), mobile phones and smart cards. For users of mobile phones, Digipass's Authentication Server generates one-time passwords that are sent to the mobile telephone user by SMS (Short Messaging System).

         Digipass technology combines the benefits of both traditional password tokens (authentication and digital signatures) with smart card readers. They both bring portability to smart cards and allow secure time-based algorithms.

         A VASCO-secured system has the features needed to secure both today and tomorrow's IT resources.

DIGIPASS AT WORK

                         [PICTURE OF DIGIPASS AT WORK]

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

         The files on compact disk or diskettes will be used to read all the necessary secrets and other data from the delivered Digipasses into a database. Then the application owner will assign those Digipass secrets to the end-users. This assignment is based on the serial number of the Digipass and the identity of the end-user. The Digipass is then shipped to the end-user together with a manual and the protected PIN-code, on a secure PIN-mailer, is sent by a separate shipment.

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

         Currently, the Digipass is used in many applications, the largest of which is banking. Banking applications include:

         - Corporate banking through direct dial-up, as well as over the Internet, and

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

Digipass Pack

Digipass Pack is a bundling of VASCO Digipass Go 1 or Go 3 tokens and VACMAN Radius Middleware, offering strong identity authentication to Small and Medium Sized Enterprises ("SME"s). Although the packs contain standard Digipass Go 1/Go 3 tokens, combinations with other Digipass models are possible. Digipass Pack is compliant with server security products of VASCO Solution Partners, like CITRIX, Netscreen, Check Point, and CISCO and is marketed via VASCO's regional channel partners (Distributors).

                           [PICTURE OF DIGIPASS PACK]

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS AND LICENSES

         We rely on a combination of patent, copyright, trademark and trade secret laws, as well as employee and third-party non-disclosure agreements to protect our proprietary rights. In particular, we hold several patents in the United States and a corresponding patent in certain European countries, which cover certain aspects of our technology. The majority of our patents cover our Digipass family of security tokens. The U.S. patents expire between 2005 and 2010 and the European patent expires in 2008. We believe these patents to be valuable property rights and we rely on the strength of our patents and on trade secret law to protect our intellectual property rights. To the extent that we believe our patents are being infringed upon, we intend to assert vigorously our patent protection rights, including but not limited to, pursuing all available legal remedies.

RESEARCH AND DEVELOPMENT

         Our research and development efforts historically have been, and will continue to be, concentrated on product enhancement, new technology development and related new product introductions. We employ 13 full-time engineers and, from time to time also engage independent engineering firms to conduct non-strategic research and development efforts on our behalf. For the fiscal years ended December 31, 2003, 2002 and 2001, we expended $2,281,000, $2,341,000 and $3,274,000, respectively, on research and development, representing approximately 10%, 13% and 14% of consolidated revenues for 2003, 2002 and 2001, respectively.

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

PRODUCTION

         Our security hardware products are manufactured by third parties pursuant to purchase orders that we issue. Our hardware products are made primarily from commercially available electronic components that are purchased globally. Our software products are produced either in-house or by several outside sources primarily in Australia and Europe.

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

         We purchase the majority of our product components and arrange for shipment to third parties for assembly and testing in accordance with our design specifications. Our security token products are assembled by one of two independent companies with headquarters in Hong Kong and production facilities in China. Purchases from these companies are made on a volume purchase order basis. These companies commit to very high production standards, and as a result, they also have major production contracts with companies such as Sony and Samsung. Equipment designed to test product at the point of assembly is supplied by us and periodic visits are made by our personnel for purposes of quality assurance, assembly process review and supplier relations.

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

COMPETITION

         The market for computer and network security solutions is very competitive and, like most technology-driven markets, is subject to rapid change and constantly evolving products and services. In the corporate network access market segment, our main competitor is RSA Security. In the e-banking market segment, our main competitors are ActivCard, Xiring, Todos, Kobil, and CPS. There are many other companies such as Computer Associates, Rainbow and Aladdin that offer authentication hardware, software and services that range from simple locking mechanisms to sophisticated encryption technologies. We believe that competition in this market is likely to intensify as a result of increasing demand for security products.

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

SALES AND MARKETING

         Our security solutions are sold through our direct sales force, as well as through distributors, resellers and systems integrators. A sales staff of 12 coordinates our sales through both our sales channels and these strategic partners' sales channels and makes direct sales calls either alone or with sales personnel of vendors of computer systems. Our sales staff also provides product education seminars to sales and technical personnel of vendors and distributors with whom we have working relationships and to potential end-users of our products.

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

CUSTOMERS AND MARKETS

         Customers for our products include some of the world's most recognized names:

BANKING/FINANCIAL SERVICES                                      OTHER
--------------------------                                      -----
    Rabobank Nederland                                        Telindus
       ABN Amro Bank                                       DaimlerChrysler
         SNS Bank                                          US Coast Guard
         ING Bank                                      University of Groningen
        Fortis Bank                                      European Commission
  Mandiri Bank, Indonesia                                   CoStar Group
        SEB Sweden                                              Volvo
  Den Norske Bank Norway
        BNL, Italy
         HSBC, UK
        Lloyds, UK
       Wachovia, USA

         For the years 2003, 2002 and 2001, the Company's top 10 customers contributed 71%, 67% and 79%, respectively, of total worldwide revenues. Sales to Rabobank Nederland and Fortis Bank each exceeded 10% of the Company's revenue in 2003. Rabobank Nederland was the only customer to exceed 10% of the Company's revenue in 2002 and 2001.

         A significant portion of our sales is denominated in various foreign currencies that could impact results of operations. To minimize exposure to risks associated with fluctuations in currency exchange rates, we attempt to match the timing of delivery, amount of product and the currency denomination of purchase orders from vendors with sales orders to customers. For additional information regarding how currency fluctuations can affect our business, please refer to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

         We also experience seasonality in our business. These seasonal trends are most notable in the summer months, particularly in Europe, when many businesses defer purchase decisions.

FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS

         See Note 13 to VASCO Notes to Consolidated Financial Statements for a breakdown of revenues and long-lived assets between U.S. and foreign operations.

EMPLOYEES

         As of February 28, 2004, we had 75 full time employees. Of these, 8 were located in North America, 48 were located in Europe, 15 were located in Australia and 4 located in Asia/Pacific. Of the total, 31 were involved in sales, marketing and customer support, 13 in operations, 21 in research and development and 10 in administration.

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

         Our Asia/Pacific sales office is located in an office complex in Singapore, consisting of approximately 310 square meters under a lease expiring in October 2005.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of 2003, through solicitation of proxies or otherwise.

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

         On March 25, 2004, the closing sale price for the Common Stock on the Nasdaq was $2.15 per share. Such market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent an actual transaction. On February 27, 2004, there were approximately 2,700 holders of record of the Common Stock.

         On July 15, 2003, the Company issued 2 million shares of its Common Stock to Ubizen N.V. as part of the consideration given in exchange for all of the Company's Series C Convertible Preferred Stock and Purchase Warrants owned by Ubizen.

         On September 11, 2003, the Company sold 800 shares, with a stated value of $10,000 per share, of its Series D 5% Cumulative Convertible Voting Preferred Stock and 600,000 warrants to purchase Common Stock to various accredited investors. The Series D Preferred is convertible into 4,000,000 shares of Common Stock. The warrants have an exercise price of $3.47 per share. The proceeds from the sale, $8,000,000 gross and approximately $7,260,000 net, were used for general corporate purposes. The Series D Stock can be converted into Common Stock at any time and the warrants can be exercised at any time from the date of issue until September 10, 2008, at which time the warrants expire.

         The following table sets forth the high and low closing bid quotations for the Common Stock for the periods indicated.

                                                                             HIGH          LOW
                                                                          ---------      -------
2004
First Quarter (thru March 25, 2004) ...................................   $    2.99      $  1.83

2003
Fourth Quarter ........................................................   $    3.15      $  2.15
Third Quarter .........................................................        3.20         1.17
Second Quarter ........................................................        1.70         0.89
First Quarter .........................................................        1.74         0.22

2002
Fourth Quarter ........................................................   $    1.60      $  0.67
Third Quarter .........................................................        1.97         0.87
Second Quarter ........................................................        2.81         1.50
First Quarter .........................................................        3.47         2.00

         The Company has not paid any dividends on its Common Stock since incorporation. Restrictions or limitations on the payment of dividends may be imposed under the terms of credit agreements or other contractual obligations of the Company. In the absence of such restrictions or limitations, the declaration and payment of dividends will be at the sole discretion of the Board of Directors and subject to certain limitations under the General Corporation Law of the State of Delaware. The timing, amount and form of dividends, if any, will depend, among other things, on the Company's results of operations, financial condition, cash requirements, plans for expansion and other factors deemed relevant by the Board of Directors. The Company intends to retain any future earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

         See Item 12 for a description of securities authorized for issuance under our equity compensation plan.

ITEM 6 - SELECTED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE DATA) (1)

                                                                       YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------------------
                                                  2003          2002             2001             2000             1999
                                                --------      --------         --------         --------         --------
Statements of Operations Data:

Total revenues                                  $ 22,866      $ 17,370         $ 22,690         $ 21,502         $ 17,046

Operating income (loss)                            1,123        (4,898)(2)      (10,788)(2)       (2,441)          (1,205)

Income (loss) from continuing operations             761        (5,293)          (9,717)          (4,002)          (2,512)

Income (loss) from discontinued operations         1,995           754           (2,317)            (159)             299

Net income (loss)                                  2,756        (4,539)         (12,034)          (4,162)          (2,212)

Net loss available to common stockholders         (1,715)(3)    (5,703)(4)      (13,198)(4)       (4,744)(5)       (2,212)

Basic and diluted loss per common share         $  (0.06)(3)  $  (0.20)(4)     $  (0.47)(4)     $  (0.17)(5)     $  (0.09)

Shares used in computing per share amounts        29,270        28,348           28,169           27,341           25,559

Balance Sheet Data:

Cash                                            $  4,817      $  2,616         $  6,342         $ 13,833         $  2,576

Working capital (deficiency)                       5,218          (587)           6,672           14,307            2,473

Total assets                                      13,383        11,133           17,451           29,313           12,318

Long-term obligations, less current portion           --            --            3,668            3,764            8,409

Stockholders' equity (deficit)                     8,944         2,811            7,147           17,348           (1,037)

-----------------------------------
(1) Years prior to 2003 have been restated to reflect the results of the VACMAN Enterprise business unit, which was sold in the third quarter of 2003, and reflected as a discontinued operation.

(2)      Includes restructuring expenses of $320 in 2002 and $3,970 in 2001.

(3) Includes the impact of a beneficial conversion feature of $3,720 related to the issuance of Series D Convertible Preferred Stock in the third quarter of 2003, preferred stock accretion of $629 and preferred stock dividends of $121

(4)      Includes the impact of preferred stock accretion of $1,164

(5)      Includes the impact of preferred stock accretion of $582

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion is based upon the Company's consolidated results of operations for the years ended December 31, 2003, 2002 and 2001 (percentages in the discussion are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-K.

         We design, develop, market and support identity authentication products that reduce the risk of loss from unauthorized transactions by validating a person's identity using a one-time password and obtaining a legally-enforceable digital signature, if needed, for financial transactions. Our products are used currently in a wide variety of applications including, but not limited to, Internet banking, Internet brokerage, e-commerce applications dealing with web or mobile access and various corporate network access applications. As evidenced by our current customer base, our products are purchased by Companies and, depending on the business application, are distributed to either its employees or its customers. Those customers may be other businesses or as an example in the case of Internet banking, the banks' retail customers.

         Our target market is any business process that uses some form of electronic interface where the owner of that process is at risk if unauthorized users can gain access to its process and either obtain proprietary information or execute transactions that are not authorized. Our products can not only increase the security associated with accessing the business process, thereby reducing the losses from unauthorized access, but also, in many cases, can reduce the cost of the process itself by automating activities that were previously performed manually.

         Industry Growth: We believe that, while there are no accurate measurements of the total industry's size, the industry growth rate is increasing and will continue to grow at a significant rate into the foreseeable future. Growth is being driven by new government regulations, growing awareness of the impact of identity theft, and the growth in commerce that is transacted electronically. The issues driving the growth are global issues and the rate of adoption in each country is a function of that country's culture, the competitive position of businesses operating in those countries, the country's overall economic conditions and the degree to which businesses and consumers within the country use technology. Examples of regulations that have been enacted in the U.S. recently that support industry growth include the Health Insurance Portability and Accountability Act (HIPAA) and Sarbanes-Oxley Act of 2002.

         Economic Conditions: The Company's revenues may vary significantly with changes in the economic conditions in the countries in which it sells products currently. With the Company's current concentration of revenues in Europe and specifically in the banking/finance vertical market, significant changes in the economic outlook for the European banking market, may have a significant effect on the revenues of the Company. During difficult economic periods, our customers often delay the rollout of existing applications and defer purchase decisions related to the implementation of our product in new applications.

         Currency Fluctuations. In 2003, approximately 93% of the Company's revenue and approximately 75% of its operating expenses were generated/incurred outside of the United States. As a result, changes in currency, especially the Euro to U.S. Dollar, can have a significant impact on revenue and expenses. To minimize the net impact of currency the Company attempts to denominate its billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency. In addition, the Company denominates the majority of our supply contracts in U.S. dollars.

         The Euro strengthened approximately 20% and the Australian Dollar strengthened approximately 18% against the U.S. Dollar in 2003. Both currencies strengthened approximately 5% against the U.S. Dollar in 2002. The Company estimates that the strengthening of the two currencies in 2003 compared to 2002 resulted in an increase in revenues of approximately $1,460,000 and an increase in operating expenses of approximately $1,630,000.

         The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders' equity (deficit). Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. Foreign exchange transaction gains aggregating $146,000, $77,000 and $183,000 are included in other non-operating income (expense) for 2003, 2002 and 2001, respectively.

REVENUE

         Revenues by Geographic Regions: We sell the majority of our products in European countries with significant sales in the United States and other countries, primarily Australia and Asia/Pacific. The breakdown of revenue in each of our major geographic areas was as follows:

       YEAR                        EUROPE               UNITED STATES         OTHER COUNTRIES               TOTAL
       ----                        ------               -------------         ---------------               -----
Total Revenue:
          2003                  $ 19,201,000             $ 1,498,000            $ 2,167,000             $ 22,866,000
          2002                    14,658,000               1,423,000              1,289,000               17,370,000
          2001                    21,089,000               1,448,000                153,000               22,690,000

Percent of Total:
          2003                            84%                      7%                     9%                     100%
          2002                            84%                      8%                     8%                     100%
          2001                            93%                      6%                     1%                     100%

         Total revenues in 2003 increased $5,496,000 or 32% over 2002. Revenue generated in Europe were $4,543,000, or 31% higher than 2002. The increase was primarily attributable to increased volumes from existing customers of approximately $2,055,000, an increase from net new customers (customers with revenues in 2003 that had no revenue in 2002 less customers with revenue in 2002 that had no revenue in 2003) of approximately $1,118,000 and the benefit from changes in the currency rate of approximately $1,370,000. The increase in revenues from other countries primarily reflects revenues from new customers in 2003 and benefits from currency of approximately $90,000.

         Total revenues in 2002 decreased $5,320,000 or 23% from 2001. The decline was due to weakness in demand in the European market, especially in the banking segment as noted in the table below.

         We expect to increase our penetration of the U.S. market by adding sales-related staff and intend to actively pursue additional markets, particularly South America and the Middle East in 2004.

         Revenues by Target Market: Revenues are generated currently from two primary markets, banking/finance ("Banking") and corporate network access ("CNA") through the use of both direct and indirect sales channels. The breakdown of revenue between the two primary markets is as follows:

          YEAR                    BANKING                    CNA                    TOTAL
          ----                    -------                    ---                    -----
Total Revenue:
          2003                  $ 17,725,000             $ 5,141,000            $ 22,866,000
          2002                    14,169,000               3,201,000              17,370,000
          2001                    21,331,000               1,359,000              22,690,000

Percent of Total:
          2003                            78%                     22%                    100%
          2002                            82%                     18%                    100%
          2001                            94%                      6%                    100%

         Revenues from the Banking market increased $3,556,000 or 25% in 2003 over 2002 and revenues from the CNA market increased $1,940,000 or 61% in the same period. The increase in revenues in both markets is attributable, in part, to the development of the indirect sales channel, which includes distributors, resellers, and solution partners. The indirect sales channel supplements the Company's direct sales force in the Banking market and is the primary source of revenues in the CNA market. The Company focused on developing the indirect sales channel in 2001 and it has resulted in significant increases in revenues in each of the years presented.

         The decline in the Banking segment in 2002 as compared to 2001 was attributable in part to a weak economy in the European Banking market and the fact that a number of the Company's major strategic Banking customers had made significant purchases in 2001. Since our product is used for specific applications, it is not uncommon for revenues from specific customers to vary significantly year-to-year as they go through the various phases of their marketing plans and deployments of Digipass units to their customers.

         The amounts shown above for CNA currently include revenues generated in the e-commerce market. We expect that the e-commerce market will be an important source of future revenue for the Company as our products will not only provide a higher level of security for purchases made over the Internet, they can also help protect our customers' revenue stream by making it more difficult for subscribers to our customers' Internet services to share passwords.

GROSS PROFIT AND OPERATING EXPENSES

         The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenues for the years ended December 31, 2003, 2002 and 2001.

                                                                                         PERCENTAGE OF REVENUE
                                                                                         YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------------------
                                                                                 2003             2002            2001
                                                                                 -----           -----            -----
Revenues.................................................................        100.0%          100.0%           100.0%
Cost of goods sold.......................................................         39.4            41.2             45.6
                                                                                 -----           -----            -----
Gross profit.............................................................         60.6            58.8             54.4
Operating costs:
      Sales and marketing................................................         30.6            45.8             42.7
      Research and development...........................................         10.0            13.5             14.4
      General and administrative.........................................         15.0            26.1             27.1
      Non-cash compensation (recovery)...................................          0.1            (0.3)             0.2
      Restructuring expenses.............................................            -             1.9             17.5
                                                                                 -----           -----            -----
              Total operating costs......................................         55.7            87.0            101.9
                                                                                 -----           -----            -----
Operating income (loss)..................................................          4.9           (28.2)           (47.5)
Interest income (expense)................................................         (0.3)           (1.6)             3.4
Other income (expense), net..............................................          0.5             0.1              1.2
                                                                                 -----           -----            -----
Income (loss) from continuing operations.................................          5.1           (29.7)           (42.9)
Provision for income taxes...............................................          1.8             0.8             (0.1)
                                                                                 -----           -----            -----
Net income (loss) from continuing operations.............................          3.3           (30.5)           (42.8)
                                                                                 =====           =====            =====

Gross Profit

         2003 Compared to 2002

         Consolidated gross profit for the year ended December 31, 2003 was $13,856,000, an increase of $3,646,000, or 36%, from the year ended December 31, 2002. Gross profit as a percentage of revenue was 61% in 2003, as compared to 59% in 2002. The increase in the gross profit as a percentage of revenue reflects the beneficial impact of currency and the increase in CNA revenues as a percentage of total revenues, partially offset by a decline in the average sales price of the Digipass units sold due to a change in mix of revenues within the Banking market.

         As previously noted, the Company's purchases of inventory are denominated in U.S. dollars. Also, as previously noted, the Company denominates a portion of its sales in Euros in order to offset the affects of currency on operating expenses. As the Euro and Australian dollars strengthened during the year, revenues from sales made in Euros and Australian Dollars increased, as measured in U.S. dollars, without the corresponding increase in cost of goods sold. The benefit from changes in currency rates as noted above was approximately $1,460,000 and represents an improvement in the gross profit rate of approximately 2.7 percentage points.

         Consolidated gross profits, as a percentage of revenue, benefited in 2003 as revenues from the CNA market increased from 18% to 22% of total revenue. Gross profits as a percentage of revenue on sales made to the Banking and CNA markets were approximately 55% and 84%, respectively, in 2003. The difference in the margin percentages between the two markets reflects the fact that orders from Banking market are substantially larger than orders from the CNA market and that the Company provides volume purchase discounts.

         Gross profit as a percentage of revenue was adversely impacted by the change in mix of sales within the Banking segment. While the Company did not change its standard pricing in 2003, the mix of sales within the markets impacted the gross profit percentage. In 2003, the Company received more orders from its larger strategic Banking customers, which have a lower average selling price, reflecting the larger order size. As a result, the margin within the Banking segment in 2003 was lower than in 2002.

         2002 Compared to 2001

         Consolidated gross profit for the year ended December 31, 2002 was $10,210,000, a decrease of $2,140,000, or 17%, from the year ended December 31, 2001. Gross profit as a percentage of revenue was 59% in 2002, as compared to 54% in 2001. This increase in the gross profit as a percentage of revenue primarily reflects the increase in CNA revenues as a percentage of total revenue and the change in mix of revenue within the Banking market. In 2002, sales to the CNA market increased from 6% to 18% of total revenue. Also, revenues from our larger strategic Banking customers, which have lower gross profit percentages as a result of their larger order quantities, declined significantly in 2002 from 2001.

Sales and Marketing Expenses

         2003 Compared to 2002

         Consolidated sales and marketing expenses for the year ended December 31, 2003 were $6,987,000, a decrease of $969,000, or 12%, from 2002. This decrease was primarily due to the decrease in compensation-related expenses, a reduction in advertising and printed marketing materials, and a reduction in travel. The average full-time sales and marketing employee headcount declined 10% to 47 in 2003 from 52 in 2002. The reduction in sales and marketing was partially offset by the increased strength of the Euro.

         2002 Compared to 2001

         Consolidated sales and marketing expenses for the year ended December 31, 2002 were $7,956,000, a decrease of $1,740,000, or 18%, from 2001. This decrease is primarily due to the decrease in average full-time sales and marketing employee headcount to 52 in 2002 from 68 in 2001 and their related expenses.

Research and Development Expenses

         2003 Compared to 2002

         Consolidated research and development costs for the year ended December 31, 2003 were $2,281,000, a decrease of $60,000, or 3%, as compared to the year ended December 31, 2002. The reduction reflects lower fees paid to third parties and lower compensation partially offset by the strengthening of the Euro and Australian dollar. Average full-time research and development employee headcount in 2003 was 17 compared to 16 in 2002.

         2002 Compared to 2001

         Consolidated research and development costs for the year ended December 31, 2002 were $2,341,000, a decrease of $933,000, or 29%, as compared to the year ended December 31, 2001. Average full-time research and development employee headcount in 2002 was 16 compared to 34 in 2001.

General and Administrative Expenses

         2003 Compared to 2002

         Consolidated general and administrative expenses for the year ended December 31, 2003 were $3,423,000, a decrease of $1,119,000, or 25%, from 2002.
This decrease can be principally attributed to lower headcount, reduced spending on professional services, the collection of cash on accounts upon which a reserve had been established in prior years, a reduction in depreciation and amortization expenses, a reduction in travel expenses and a reduction in office-related expenses such as rent and telephone. Average full-time general and administrative employee headcount in 2003 was 10 compared to 12 in 2002. The reduction in general and administrative expenses were partially offset by legal expenses associated with the ActivCard litigation, which was settled in the fourth quarter of 2003, and the impact of the strengthening of the Euro.

         2002 Compared to 2001

         Consolidated general and administrative expenses for the year ended December 31, 2002 were $4,542,000, a decrease of $1,606,000, or 26%, from 2001.
This decrease was primarily due to a reduction in headcount, reduced spending on professional services, and a reduction of amortization expenses resulting from the write-off of assets as part of the restructuring in the fourth quarter of 2001. Average full-time general and administrative employee headcount in 2003 was 12 compared to 16 in 2002.

         Because our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are fixed, a small variation in the timing of recognition of revenue could cause significant variations in operating results from quarter to quarter.

         Restructuring Expenses

         There were no restructuring expenses for the year ended December 31, 2003 as compared with $320,000 in 2002. The expense in 2002 reflects changes in estimates of the reserves established in the fourth quarter of 2001 and primarily relate to the shutdown of the French operation and excess office space in the United States.

         Restructuring expenses for the year ended December 31, 2001 were $3,970,000 reflecting the costs of a reduction in staff of 60 employees and the write-off of intangible assets and property and equipment that were deemed not to be part of the core operations.

Interest Income (Expense), Net

         Consolidated net interest income (expense) was an expense of $80,000 in 2003 compared to expense of $270,000 in 2002. This decrease in expense was primarily due to an increase in average net cash balances, up from an average of $20,000 in 2002 to $2,050,000 in 2003. The Company's term debt of $3,400,000 and accrued interest was repaid in full in the third quarter of 2003. The term debt had an annual interest rate of 6%. The Company invested its cash balances in short-term money market instruments at nominal rates of interest.

         Consolidated net interest income (expense) was an expense of $270,000 in 2002 compared to income of $775,000 in 2001. This increase in expense was primarily due to a reduction in average invested cash balances, down from an average of $6,900,000 in 2001 to $20,000 in 2002 and the reversal in 2001 of an expense accrual recorded in 2000 for the restructuring of the Company's long-term debt. As part of the debt restructuring the interest rate on the term debt increased from 3.25% to 6%, effective August 1, 2001, on a $3.4 million term loan, due September 30, 2003.

Other Income (Expense)

         Other income (expense) primarily includes exchange gains (losses) on transactions that are denominated in currencies other than the subsidiaries' functional currency. The increase in other income of $100,000 in 2003 over 2002 primarily reflects an increase in exchange gains of $69,000 during that period.

         Other income (expense) decreased $268,000 in 2002 from 2001. Foreign exchange transaction gains declined $106,000 during that period.

Income Taxes

         Income tax expense for 2003 was $397,000 and compares to expense of $140,000 in 2002. The expense relates primarily to the Belgian operating subsidiary, whose tax loss carryforwards were fully utilized in 2003. The Company reported an income tax benefit in 2001 of $13,000.

         At December 31, 2003, the Company has United States net operating loss carryforwards approximating $27,650,000 and foreign net operating loss carryforwards approximating $4,070,000. Such losses are available to offset future taxable income in the respective jurisdictions and expire in varying amounts beginning in 2004 and continuing through 2023. In addition, if certain substantial changes in the Company's ownership are deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003, the Company had cash balances totaling $4,817,000 and no outstanding term debt. Cash generated from operating activities was $2,409,000 during the year ended December 31, 2003. During 2003, we generated $128,000 from investing activities and used $267,000 in financing activities consisting of a capital raise, debt payments and the repurchase of the Company's Series C Convertible Preferred Stock. Net capital expenditures, assets purchased less assets sold, generated $16,000 for the year ended December 31, 2003.

         In 1997, we entered into a convertible loan agreement with Artesia Bank N.V., formerly Banque Paribas Belgique S.A. and now doing business as Dexia Bank ("Dexia"), in order to refinance the $3,400,000 payment due December 31, 1997 in connection with our acquisition of Digipass. The terms of the agreement provided that the $3,400,000 principal amount was convertible, upon an offering, into shares of our Common Stock. The original interest was at the rate of 3.25%, payable annually, and the original maturity date was on September 30, 2002. On August 9, 2001, the terms of this loan were restructured. Under the revised terms, the loan was convertible into shares of our Common Stock at the fixed conversion rate of $7.50 per share, rather than a floating rate based on the market price of our Common Stock, and the interest rate increased from 3.25% to 6% annually. The loan and accrued interest was repaid in full in September 2003.

         In July 2000, the Company issued 150,000 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock") and warrants to purchase 1,269,474 shares of Common Stock for cash of $15,000,000 to Ubizen N.V. ("Ubizen"). The preferred stock was convertible into 1,052,632 shares of Common Stock at any time through July 2004. If not converted by July 2004, the preferred stock would have been, at the option of the Company, either repurchased or converted into Common Stock at a rate equal to the average market price of the Common Stock for 30 consecutive business days on which the common stock was traded prior to the conversion date less five (5) percent.

         In July 2003, the Company reached an agreement with Ubizen whereby it purchased and redeemed all of the Series C Convertible Preferred Stock and Common Stock Purchase Warrants owned by Ubizen in exchange for $4,000,000 in cash and 2,000,000 shares of Common Stock. Under the terms of the Purchase Agreement, the Company paid $3,000,000 to Ubizen and issued 2,000,000 shares of Common Stock on July 25, 2003. An additional $1,000,000 was paid to Ubizen in November 2003. Using the closing price of the Common Stock on July 25, 2003, the value of the stock issued was $4,000,000. The Common Stock issued by the Company is subject to a lock-up period wherein the lock-up expired or will expire in increments of 500,000 shares each on October 15, 2003, January 15, 2004, April 15, 2004 and July 15, 2004. Once the lock-up expires, the shares will be subject to volume trading restrictions through January 1, 2005.

         On September 11, 2003, the Company sold 800 shares, with a stated valued of $10,000 per share, of its Series D 5% Cumulative Convertible Voting Preferred Stock (the "Series D Preferred Stock") and 600,000 warrants to purchase Common Stock. The Series D Preferred Stock carries a 5% dividend, is convertible into 4 million shares of Common Stock at a fixed price of $2.00 per share and will vote with the Common Stock as a class on matters presented to the stockholders. The net proceeds from the sale totaled $7,260,000 of which $5,786,000 was allocated to the Series D Preferred Stock and $1,474,000 was allocated to the warrants based upon their relative fair values. In addition, a beneficial conversion value was calculated for the Series D Preferred Stock as the difference between the price of the Common Stock at the transaction date and the conversion price of the Series D Preferred Stock. The amount of the beneficial conversion, $3,720,000, is analogous to a dividend and was recorded to accumulated deficit.

         The Company maintains an overdraft agreement with Fortis Banque/Bank of Belgium. Under terms of the agreement, the Company can borrow an amount equal to 80% of its Belgium subsidiary's defined accounts receivable up to maximum of two million Euros. Borrowings under the overdraft agreement accrue interest at an annual rate of 5.7% and the Company is obligated to pay a quarterly commitment fee of 0.125%. As of December 31, 2003, approximately 1,065,000 Euros were available under the overdraft agreement and there were no borrowings outstanding under the agreement. The assets, excluding inventory, of the Belgian subsidiary secure the agreement and while it has no specific termination date, it can be terminated with thirty (30) days notice. The agreement is governed by the General Lending Conditions for Corporate Customers, registered in Brussels, Belgium on December 20, 2001.

         The net effect of 2003 activity resulted in an increase in cash of $2,201,000 and a cash balance of $4,817,000 at December 31, 2003, compared to $2,616,000 at the end of 2002. Our working capital at December 31, 2003 was $5,218,000, an increase of $5,804,000 from a deficit of $586,000 at December 31, 2002. The change is attributable to the generation of a positive cash flow from operations in 2003 and the proceeds of the financing partially offset by the purchase of the Company's Series C Convertible Preferred Stock and the repayment of the loan from Dexia. Our current ratio was 2.18 to 1.0 at December 31, 2003. We believe that our current cash balances, credit available under our existing overdraft agreement and the anticipated cash generated from operations, including the realization of deferred revenue recorded as a current liability and deposits received on orders of Digipass to be delivered in 2004, will be sufficient to meet our anticipated cash needs for the foreseeable future.

         The net effect of 2002 activity resulted in a decrease in cash of $3,727,000 and a cash balance of $2,616,000 at December 31, 2002, compared to $6,342,000 at the end of 2001. Our working capital at December 31, 2002 was a deficit $586,000, a decrease of $7,247,000 from working capital total of $6,661,000 at December 31, 2001. The decrease in cash was primarily attributable to the generation of a loss from operations in 2002, the repayment of the debt and the impact of exchange rates on cash. The decline in the current ratio was primarily attributable to the decline in cash and the reclassification of our term loan of $3,400,000 from Dexia, which was due September 30, 2003, from long-term debt to current maturities of long-term debt.

         There is risk, however, that our revenue and cash receipts will not be sufficient to meet the operating needs of the business. If this is the case, we will need to significantly reduce our workforce, sell certain of our assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenues and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions.

OFF-BALANCE SHEET ARRANGEMENTS

         The Company has no off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

         The Company has the following contractual obligations, which are primarily office and car leases:

                                                                               Payments Due by Period
                                                   -------------------------------------------------------------------------------
                                                                      Less than            1-3               3-5         More than
                                                      Total            1 year             years             years         5 years
                                                   -----------        ----------       -----------       -----------    ----------
Long-Term Debt Obligations..................       $         -        $        -       $         -       $         -    $        -
Capital Lease Obligations......................              -                 -                 -                 -             -
Operating Lease Obligations.................         2,268,469           895,677         1,287,887            50,943        33,962
Purchase Obligations...........................      2,103,422         2,103,422                 -                 -             -
Other Long-Term Liabilities Reflected
   on the Balance Sheet.........................             -                 -                 -                 -             -
                                                   -----------        ----------       -----------       -----------    ----------
   Total Contractual Obligations..............     $ 4,371,891        $2,999,099       $ 1,287,887       $    50,943      $ 33,962
                                                   ===========        ==========       ===========       ===========    ==========

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

         On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, net realizable value of inventory, investments in SecureD Services, Inc. and intangible assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS: We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for goods and services. We analyze accounts receivable, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

         NET REALIZABLE VALUE OF INVENTORY: We maintain reserves for inventory where it appears that the carrying cost of the inventory may not be recovered through subsequent sale of the inventory. We analyze the quantity of inventory on hand, the quantity sold in the past year, the anticipated sales volume in the form of sales to new customers as well as sales to previous customers, the expected sales price and the cost of making the sale when evaluating the valuation of our inventory. If the sales volume or sales price of a specific model declines significantly, additional reserves may be required.

         VALUATION OF INVESTMENT IN SECURED SERVICES, INC.: The initial value of consideration received from SecureD Services, Inc. ("SSI"), in exchange for the assets of the VACMAN Enterprise business unit, was established by an independent valuation firm. On an ongoing basis, we review information made available by SSI through its filings with the Securities and Exchange Commission and its press releases and consider it within the context of the assumptions made by the independent valuation firm. We also monitor SSI's compliance with the terms of the specific investment instruments to which they relate. Considering the start-up nature of SSI, the highly-competitive environment in which they operate and the uncertainty associated with SSI's access to additional capital, it may be that SSI's business prospects will deteriorate and, as a result, require the Company to reduce the value of its investment in SSI.

         The investment in SSI as of December 31, 2003 was $1,467,000. While SSI had remained current on payments related to the notes receivable through December 31, 2003, the full amount of the investment is at risk if SSI is unsuccessful in executing their business plan.

         VALUATION OF GOODWILL AND OTHER INTANGIBLE ASSETS, AND SOFTWARE DEVELOPMENT COSTS: We assess the impairment of intangible assets and goodwill annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. The Company assesses the recoverability of its purchased software against estimated future revenue for the individual products over the estimated remaining economic life of the software.

         When we determine that the carrying value of intangibles and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Given the highly competitive environment and frequency of technological changes in our industry, it is reasonably possible that estimates of anticipated future revenue, the remaining economic life of the Company's software products, or both may be reduced significantly.

         The total amount of Goodwill and other intangible assets as of December 31, 2003 was $1,628,000, and the full amount is at risk of impairment. See footnote 1 to the financial statements for more detailed information.

         RESEARCH AND DEVELOPMENT: We are devoting substantial capital and other resources to enhance our existing security products and develop new products to provide identity authentication security solutions on different platforms and for different applications. Costs of research and development, principally the design and development of hardware and software prior to the determination of technological feasibility, are expensed as incurred on a project-by-project basis. Our software capitalization policy currently defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation -- Transition and Disclosure an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123, to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The Company has adopted the disclosure provisions, but does not intend to change to the fair value method of accounting for stock-based employee compensation.

         In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires companies to consolidate variable interest entities ("VIE") if the company has a majority of risks, rewards or both of the VIE. FIN 46 will be effective for most VIEs beginning in the fourth quarter of 2003. The Company does not have any investments in VIEs and FIN 46, therefore, has no affect on our financial statements.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 clarifies when a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statements of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and had no impact on the Company's financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 sets standards for classification and measurement by an issuer of financial instruments with characteristics of both liabilities and equity. It requires that instruments that include an obligation of the issuer be reported as a liability. The Company has not issued any financial instruments with these characteristics and SFAS No. 150 has had no affect on its financial statements.

CERTAIN FACTORS

         There are a number of other factors that could affect future results. You should carefully consider the following factors as well as other information contained in this annual report. If any of the following items were to occur, our business, financial condition or operating results could be materially and adversely affected.

         WE HAD A HISTORY OF OPERATING LOSSES AND HAVE A LARGE ACCUMULATED DEFICIT.

         Although we have reported net income of $2,756,000 for the year ended December 31, 2003, we have incurred net losses of $4,539,000 and $12,034,000 for the years ended December 31, 2002 and 2001, respectively, and as of December 31, 2003, our accumulated deficit is $43,693,000.

         WE FACE SIGNIFICANT COMPETITION AND IF WE LOSE OR FAIL TO GAIN MARKET SHARE OUR FINANCIAL RESULTS WILL SUFFER.

         The market for computer and network security products is highly competitive. Our competitors include organizations that provide computer and network security products based upon approaches similar to and different from those that we employ such as RSA Security, ActivCard, Rainbow Technologies, and Aladdin Knowledge Systems. Many of our competitors have significantly greater financial, marketing, technical and other competitive resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products.

         TECHNOLOGICAL CHANGES OCCUR RAPIDLY IN OUR INDUSTRY AND OUR DEVELOPMENT OF NEW PRODUCTS IS CRITICAL TO MAINTAIN OUR REVENUES.

         The introduction by our competitors of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. Our future revenue growth and operating profit will depend in part upon our ability to enhance our current products and develop innovative products to distinguish ourselves from the competition and to meet customers' changing needs in the data security industry. We cannot assure you that security-related product developments and technology innovations by others will not adversely affect our competitive position or that we will be able to successfully anticipate or adapt to changing technology, industry standards or customer requirements on a timely basis.

         THE SALES CYCLE FOR OUR PRODUCTS AND TECHNOLOGY IS LONG, AND WE MAY INCUR SUBSTANTIAL EXPENSES FOR SALES THAT DO NOT OCCUR WHEN ANTICIPATED.

         The sales cycle for our products, which is the period of time between the identification of a potential customer and completion of the sale, is typically lengthy and subject to a number of significant risks over which we have little control. If revenue falls significantly below anticipated levels, our business would be seriously harmed.

         A typical sales cycle in the Banking market is often three to six months and with larger Banking transactions up to eighteen months. Purchasing decisions for our products and systems may be subject to delay due to many factors that are not within our control, such as:

         - The time required for a prospective customer to recognize the need for our products;

         - The significant expense of many data security products and network systems;

         -        Customers' internal budgeting processes; and

         - Internal procedures customers may require for the approval of large purchases.

         WE HAVE A SIGNIFICANT DEPENDENCE ON MAJOR CUSTOMERS AND LOSING ANY OF THESE CUSTOMERS COULD RESULT IN A SIGNIFICANT LOSS IN REVENUES

         If we don't find other customers who generate significant future revenues, the unforeseen loss of one or more of our major customers, or the inability to maintain reasonable profit margins on sales to any of these customers, would have a material adverse effect on our results of operations and financial condition.

         OUR SUCCESS DEPENDS ON ESTABLISHING AND MAINTAINING STRATEGIC RELATIONSHIPS WITH OTHER COMPANIES TO DEVELOP, MARKET AND DISTRIBUTE OUR TECHNOLOGY AND PRODUCTS AND, IN SOME CASES, TO INCORPORATE OUR TECHNOLOGY INTO THEIR PRODUCTS.

         Part of our business strategy is to enter into strategic alliances and other cooperative arrangements with other companies in our industry. We currently are involved in cooperative efforts with respect to incorporation of our products into products of others, research and development efforts, marketing efforts and reseller arrangements. None of these relationships are exclusive, and some of our strategic partners also have cooperative relationships with certain of our competitors. If we are unable to enter cooperative arrangements in the future or if we lose any of our current strategic or cooperative relationships, our business could be harmed. We do not control the time and resources devoted to such activities by parties with whom we have relationships. In addition, we may not have the resources available to satisfy our commitments, which may adversely affect these relationships. These relationships may not continue, may not be commercially successful, or may require our expenditure of significant financial, personnel and administrative resources from time to time. Further, certain of our products and services compete with the products and services of our strategic partners.

         WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE AND OUR FAILURE TO OBTAIN CAPITAL WOULD INTERFERE WITH OUR GROWTH STRATEGY.

         Our ability to obtain financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, defer our product development activities, or delay the introduction of new products.

         WE MUST CONTINUE TO ATTRACT AND RETAIN HIGHLY SKILLED TECHNICAL PERSONNEL FOR OUR RESEARCH AND DEVELOPMENT DEPARTMENT.

         The market for highly skilled technicians in Europe, Asia, Australia and the United States is highly competitive. If we fail to attract, train, assimilate and retain qualified technical personnel for our research and development department, we will experience delays in introductions of new or modified products, loss of clients and market share and a reduction in revenues.

         WE FACE A NUMBER OF RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS, ANY OR ALL OF WHICH COULD RESULT IN A DISRUPTION IN OUR BUSINESS AND A DECREASE IN OUR REVENUES.

         Our business internationally is subject to a number of risks any or all of which could result in a disruption in our business and a decrease in our revenues. These include:

         - Inconsistent regulations and unexpected changes in regulatory requirements;

         - Difficulties and costs of staffing and managing international operations;

         -        Potentially adverse tax consequences;

         -        Wage and price controls;

         -        Uncertain protection for intellectual property rights;

         -        Imposition of trade barriers;

         -        Differing technology standards;

         -        Uncertain demand for electronic commerce;

         -        Linguistic and cultural differences;

         -        Political instability; and

         -        Social unrest.

         WE ARE SUBJECT TO FOREIGN EXCHANGE RISKS, AND IMPROPER MANAGEMENT OF THAT RISK COULD RESULT IN LARGE CASH LOSSES.

         Because a significant number of our principal customers are located outside the United States, we expect that international sales will continue to generate a significant portion of our total revenue. We are subject to foreign exchange risks because the majority of our costs are denominated in U.S. dollars, whereas a significant portion of the sales and expenses of our European operating subsidiaries are denominated in various foreign currencies. A decrease in the value of any of these foreign currencies relative to the U.S. dollar could affect the profitability in U.S. dollars of our products sold in these markets. We do not currently hold forward exchange contracts or other hedging instruments to exchange foreign currencies for U.S. dollars to offset currency rate fluctuations.

         WE HAVE A GREAT DEPENDENCE ON A LIMITED NUMBER OF SUPPLIERS AND THE LOSS OF THEIR MANUFACTURING CAPABILITY COULD MATERIALLY IMPACT OUR OPERATIONS.

         In the event that the supply of components or finished products is interrupted or relations with either of our principal vendors is terminated, there could be a considerable delay in finding suitable replacement sources to manufacture our products at the same cost or at all. The majority of our products are manufactured by three independent vendors, one headquartered in Europe and the other two in Hong Kong. Our security tokens are assembled at facilities in mainland

China. The importation of these products from China exposes us to the possibility of product supply disruption and increased costs in the event of changes in the policies of the Chinese government, political unrest or unstable economic conditions in China or developments in the United States that are adverse to trade, including enactment of protectionist legislation.

         WE DEPEND SIGNIFICANTLY UPON OUR PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY AND THE FAILURE TO PROTECT OUR PROPRIETARY RIGHTS COULD REQUIRE US TO REDESIGN OUR PRODUCTS OR REQUIRE US TO ENTER INTO ROYALTY OR LICENSING AGREEMENTS, ANY OF WHICH COULD REDUCE REVENUE AND INCREASE OUR OPERATING COSTS.

         We currently rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection, and generally enter into confidentiality and nondisclosure agreements with our employees and with key vendors and suppliers.

         There has been substantial litigation in the technology industry regarding intellectual property rights, and we may have to litigate to protect our proprietary technology. We expect that companies in the computer and information security market will increasingly be subject to infringement claims as the number of products and competitors increases. Any such claims or litigation may be time-consuming and costly, cause product shipment delays, require us to redesign our products or require us to enter into royalty or licensing agreements, any of which could reduce revenue and increase our operating costs.

         OUR PATENTS MAY NOT PROVIDE US WITH COMPETITIVE ADVANTAGES.

         We hold several patents in the United States and a corresponding patent in some European countries, which cover multiple aspects of our technology. The U.S. patents expire between 2005 and 2010 and the patent in those European countries expires in 2008. There can be no assurance that we will continue to develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties, or that patents of others will not hinder our competitive advantage.

         WE ARE SUBJECT TO PRODUCT LIABILITY RISKS.

         A malfunction of or design defect in our products which results in a breach of a customer's data security could result in tort or warranty claims against us. We do not presently maintain product liability insurance for these types of claims.

         THERE IS SIGNIFICANT GOVERNMENT REGULATION OF TECHNOLOGY EXPORTS AND TO THE EXTENT WE CANNOT MEET THE REQUIREMENTS OF THE REGULATIONS WE MAY BE PROHIBITED FROM EXPORTING SOME OF OUR PRODUCTS, WHICH COULD NEGATIVELY IMPACT OUR REVENUES.

         Our international sales and operations are subject to risks such as the imposition of government controls, new or changed export license requirements, restrictions on the export of critical technology, trade restrictions and changes in tariffs. If we become unable to obtain foreign regulatory approvals on a timely basis our business in those countries would no longer exist and our revenues would decrease dramatically. Certain of our products are subject to export controls under U.S. law. The list of products and countries for which export approval is required, and the regulatory policies with respect thereto may be revised from time to time and our inability to obtain required approvals under these regulations could materially adversely affect our ability to make international sales.

         WE EMPLOY CRYPTOGRAPHIC TECHNOLOGY IN OUR AUTHENTICATION PRODUCTS THAT USES COMPLEX MATHEMATICAL FORMULATIONS TO ESTABLISH NETWORK SECURITY SYSTEMS.

         Many of our products are based on cryptographic technology. With cryptographic technology, a user is given a key that is required to encrypt and decode messages. The security afforded by this technology depends on the integrity of a user's key and in part on the application of algorithms, which are advanced mathematical factoring equations. These codes may eventually be broken or become subject to government regulation regarding their use, which would render our technology and products less effective. The occurrence of any one of the following could result in a decline in demand for our technology and products:

         - Any significant advance in techniques for attacking cryptographic systems, including the development of an easy factoring method or faster, more powerful computers;

         - Publicity of the successful decoding of cryptographic messages or the misappropriation of keys; and

         - Increased government regulation limiting the use, scope or strength of cryptography.

         ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

         We may make investments in complementary companies, products or technologies. Should we do so, our failure to successfully manage future acquisitions could seriously harm our operating results. In the event of any future purchases, we will face additional financial and operational risks, including:

         - Difficulty in assimilating the operations, technology and personnel of acquired companies;

         - Disruption in our business because of the allocation of resources to consummate these transactions and the diversion of management's attention from our existing business;

         - Difficulty in retaining key technical and managerial personnel from acquired companies;

         - Dilution of our stockholders, if we issue equity to fund these transactions;

         - Assumption of operating losses, increased expenses and liabilities; and

         - Our relationships with existing employees, customers and business partners may be weakened or terminated as a result of these transactions.

         WE EXPERIENCE VARIATIONS IN QUARTERLY OPERATING RESULTS AND ARE SUBJECT TO SEASONALITY, BOTH OF WHICH MAY RESULT IN A VOLATILE STOCK PRICE.

         In the future, as in the past, our quarterly operating results may vary significantly resulting in a volatile stock price. Factors affecting our operating results include:

         -        The level of competition;

         - The size, timing, cancellation or rescheduling of significant orders;

         - New product announcements or introductions by current competitors;

         - Technological changes in the market for data security products including the adoption of new technologies and standards;

         -        Changes in pricing by current competitors;

         - Our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;

         -        Component costs and availability;

         -        Our success in expanding our sales and marketing programs;

         -        Market acceptance of new products and product enhancements;

         -        Changes in foreign currency exchange rates; and

         -        General economic trends.

         We also experience seasonality in all markets. These seasonal trends are most notable in the summer months, particularly in Europe, when many businesses defer purchase decisions.

         A SMALL GROUP OF PERSONS CONTROL A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK AND COULD DELAY OR PREVENT A CHANGE OF CONTROL.

         Our board of directors, our officers and their immediate families and related entities beneficially own approximately 35%, with Mr. T. Kendall Hunt controlling approximately 33%, of the outstanding shares of our common stock not including the shares that are issuable (a) upon conversion of our Series D preferred stock, (b) upon exercise of warrants purchased in conjunction with the Series D preferred stock or (c) as dividends upon the Series D preferred stock. If the foregoing categories of shares are included as outstanding shares, the beneficial ownership percentages are 30% and 28%, respectively. As the chairman of the board of directors and our largest stockholder, Mr. Hunt may exercise substantial control over our future direction and operation and such concentration of control may have the effect of discouraging, delaying or preventing a change in control and may also have an adverse effect on the market price of our common stock.

         OUR STOCK PRICE MAY BE VOLATILE AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE ACCEPTABLE PRICES.

         The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, including the following:

         -        Actual or anticipated fluctuations in our operating results;

         -        Changes in market valuations of other technology companies;

         - Announcements by us or our competitors of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

         -        Additions or departures of key personnel;

         -        Future sales of common stock;

         - Any deviations in net revenues or in losses from levels expected by the investment community; and

         -        Trading volume fluctuations.

         CERTAIN PROVISIONS OF OUR CHARTER AND OF DELAWARE LAW MAKE A TAKEOVER OF OUR COMPANY MORE DIFFICULT.

         Our corporate charter and Delaware law contain provisions, such as a class of authorized but unissued preferred stock which may be issued by our board without stockholder approval, that might enable our management to resist a takeover of our company. Delaware law also limits business combinations with interested stockholders. These provisions might discourage, delay or prevent a change in our control or a change in our management. These provisions could also discourage proxy contests, and make it more difficult for you and other stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

         FUTURE ISSUANCES OF BLANK CHECK PREFERRED STOCK MAY REDUCE VOTING POWER OF COMMON STOCK AND MAY HAVE ANTI-TAKEOVER EFFECTS THAT COULD PREVENT A CHANGE IN CONTROL.

         Our corporate charter authorizes the issuance of up to 500,000 shares of preferred stock with such designations, rights, powers and preferences as may be determined from time to time by our board of directors, including such dividend, liquidation, conversion, voting or other rights, powers and preferences as may be determined from time to time by the board of directors without further stockholder approval. The issuance of preferred stock could adversely affect the voting power or other rights of the holders of common stock. In addition, the authorized shares of preferred stock and common stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control.

         U.S. INVESTORS MAY HAVE DIFFICULTIES IN MAKING CLAIMS FOR ANY BREACH OF THEIR RIGHTS AS HOLDERS OF SHARES BECAUSE SOME OF OUR ASSETS AND EXECUTIVES ARE NOT LOCATED IN THE UNITED STATES.

         Several of our executives are residents of Belgium, and a substantial portion of our assets and those of some of our executives are located in Belgium. As a result, it may not be possible for investors to effect service of process on those persons located in Belgium, or to enforce judgments against some of our executives based upon the securities or other laws of jurisdictions other than Belgium. Moreover, we believe that under Belgian law there exist certain restrictions on the enforceability in Belgium in original actions, or in actions of enforcement of judgments rendered against us in courts outside jurisdictions that are a party to the Brussels Convention on Jurisdiction and the Enforcement of Judgments in Civil and Commercial Matters (as amended). Actions for enforcement of such judgments may be successful only if the Belgian court confirms the substantive correctness of the judgment of such court, and is satisfied:

         - That the judgment is not contrary to the principles of public policy in Belgium or rules of Belgian public law;

         -        That the judgment did not violate the rights of the defendant;

         -        That the judgment is final under applicable law;

         - That the court did not accept its jurisdiction solely on the basis of the nationality of the plaintiff; and

         - As to the authenticity of the text of the judgment submitted to it.

         Judgments rendered in the courts of parties to the Brussels Convention will be enforceable by the courts of Belgium without reexamination of the merits of the case provided such judgment is final and otherwise satisfies all of the conditions provided for in this Convention. If proceedings have been brought in one country, however, new proceedings in another country may be barred.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Foreign Currency Exchange Risk - In 2003, approximately 93% of our business was conducted outside the United States in Europe and Asia/Pacific. A significant portion of our business operations is transacted in foreign currencies. As a result, we have exposure to foreign exchange fluctuations. We are affected by both foreign currency translation and transaction adjustments. Translation adjustments result from the conversion of the foreign subsidiaries' balance sheets and income statements to U.S. dollars at year-end exchange rates and weighted average exchange rates, respectively. Translation adjustments resulting from this process are recorded directly into stockholders' equity. Transaction adjustments result from currency exchange movements when a foreign subsidiary transacts business in a currency that differs from its local currency. These adjustments are recorded as gains or losses in our statements of operations. Our foreign subsidiaries' business transactions are spread across approximately 60 different countries and currencies. This geographic diversity reduces the risk to our operating results.

         Interest Rate Risk - We have minimal interest rate risk. We have no outstanding debt and our cash is invested in short-term instruments at current market rates. If rates were to increase or decrease by one percentage point, the Company's interest income would increase or decrease approximately $50,000 annually.

         Impairment Risk - At December 31, 2003, we had goodwill and other intangible assets of $1,628,000 related mostly to technology purchased in 2001 as part of our acquisition of Identikey. We will assess the net realizable value of the intangible assets on a regular basis, but at least annually, to determine if we have incurred any declines in the value of our capital investment. While we did not experience impairment during the year ended December 31, 2003, we may incur impairment charges in future periods.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information in response to this item is included in our consolidated financial statements, together with the report thereon of KPMG LLP, appearing on pages F-1 through F-24 of this Form 10-K, and in Item 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-K, and in other reports required to be filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Company, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them on a timely basis.

CHANGES IN INTERNAL CONTROLS

         There were no significant changes in the Company's internal controls during the quarter ended December 31, 2003.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         T. KENDALL "KEN" HUNT -- Mr. Hunt is Chairman of the Board and Chief Executive Officer. He served as our Chief Executive Officer through June 1999. He returned as CEO in November 2002. He has been a director since July 1997 and currently serves a one-year term. He served since 1990 as Chairman and President of our predecessor, VASCO Corp. Mr. Hunt is a director of SecureD Services, Inc., a publicly-held company and two privately-held companies, Cyberloanofficer.com, and Amuseneering, Inc. Mr. Hunt received a B.B.A. from the University of Miami, Miami, Florida and an M.B.A. from Pepperdine University, Malibu, California. Mr. Hunt is 60 years old.

         MICHAEL P. CULLINANE -- Mr. Cullinane has been a director since April 10, 1998 and currently serves a one-year term. He is the Chairman of our Audit Committee and a member of our Governance and Nominating Committee and our Compensation Committee. Mr. Cullinane served as the Executive Vice President and Chief Financial Officer and a director of Divine, Inc. from July 1999 to May 2003. He served as Executive Vice President, Chief Financial Officer and a director of PLATINUM Technology International, Inc. from 1988 to June 1999. On February 25, 2003, Divine, Inc. filed for protection under the federal bankruptcy laws. Mr. Cullinane received a B.B.A. from the University of Notre Dame, South Bend, Indiana. Mr. Cullinane is 54 years old.

         FORREST D. LAIDLEY -- Mr. Laidley has been a director since July 1997 and currently serves a one-year term. Mr. Laidley was our Secretary from our inception through September 2000. He has been involved with us and our predecessor, VASCO Corp., for certain periods since 1984 in similar capacities and currently serves as Chairman of our Compensation Committee and a member of our Governance and Nominating Committee. He is President and sole stockholder of Forrest Properties, Inc., an Illinois real estate development corporation. Mr. Laidley received a B.A. in History from Yale University, New Haven, Connecticut and a J.D. from DePaul University, Chicago, Illinois. Mr. Laidley is 60 years old.

         MICHAEL A. MULSHINE -- Mr. Mulshine has been a director since July 1997 and currently serves a one-year term. He served since 1992 as a director of our predecessor, VASCO Corp. He is a member of our Governance and Nominating Committee, Audit Committee and Compensation Committee. He is, and since 1977 has been, a principal of Osprey Partners, a management consulting firm. Mr. Mulshine is a director of Prediction Systems, Inc., a privately held company. Mr. Mulshine received a B.S. in Electrical Engineering from Newark College of Engineering, Newark, New Jersey. Mr. Mulshine is 64 years old.

         JOHN R. WALTER -- Mr. Walter has been a director since April 2003 and currently serves a one-year term. He is Chairman of our Governance and Nominating Committee and is a member of our Audit Committee. Mr. Walter is Chairman and CEO of Ashlin Management Co., a private investment and management services firm. Mr. Walter also serves as a director for Abbott Laboratories, Inc., Deere & Company, Manpower, Inc., and SNP Corporation of Singapore. Mr. Walter received a B.S. degree in management from Miami University, Oxford, Ohio. Mr. Walter is 57 years old.

EXECUTIVE OFFICERS

         JAN VALCKE -- Mr. Valcke is President & Chief Operating Officer. Mr. Valcke has been an officer of the Company since 1996. From 1992 to 1996, he was Vice-President of Sales and Marketing of Digipass NV/SA, a member of the Digiline group. He co-founded Digiline in 1988 and was a member of the Board of Directors of Digiline. Mr.Valcke received a degree in Science from St. Amands College in Kortrijk, Belgium. Mr. Valcke is 50 years old.

         CLIFFORD K. BOWN -- Mr. Bown is Executive Vice President & Chief Financial Officer. Mr. Bown started his career with KPMG LLP where he directed the audits for several publicly held companies, including a global leader that provides integrated and embedded communications solutions. From 1991 to 1993, he was CFO for publicly held XL/DATACOMP, a $300 million provider of midrange computer systems and support services in the U. S. and U. K. Mr. Bown also held CFO positions in two other companies focused on insurance and healthcare from 1995 through 2001. Mr.

Bown received a B.S. in Accountancy from the University of Illinois, Urbana, Illinois, his MBA from the University of Chicago, and he has a CPA certificate. Mr. Bown is 52 years old.

AUDIT COMMITTEE FINANCIAL EXPERT

         The Board of Directors has determined that Mr. Cullinane, Chairman of the Audit Committee, Mr. Mulshine, member of the Audit Committee and Mr. Walter, member of the Audit Committee, each qualify as a financial expert and has designated each person as a financial expert. Each member of the Audit Committee has been determined to be independent as defined by The Nasdaq Stock Market, Inc. and the Securities and Exchange Commission.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and The Nasdaq Stock Market, Inc. Directors, executive officers and beneficial owners of more than 10% of the outstanding shares of Common Stock are required by Commission regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms or written representations that no reports under Section 16(a) were required, and except as provided in the paragraphs below and as previously disclosed in the Company's proxy statement filed on May 27, 2003, we believe that for the year period ended December 31, 2003, all of the Company's directors, executive officers and greater than 10% beneficial owners complied with Section 16(a) filing requirements applicable to them.

         Forrest D. Laidley did not file a timely Form 4 report with respect to the sale of 297,403 shares of Common Stock during the period from May 16, 2003 through June 20, 2003. A Form 5 reporting these transactions was filed on January 14, 2004.

         Michael A. Mulshine did not file a timely Form 4 report with respect to the sale of 9,500 shares of Common Stock sold on March 8, 2002. A Form 4 reporting these transactions was filed on March 24, 2004.

CODE OF ETHICS

         The Company has adopted a Code of Ethics that applies to all of its employees, including its principal executive officer and principal financial officer. A copy of the Code of Ethics is attached hereto as Exhibit 10.54.

ITEM 11 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth all compensation awarded to, earned by, or paid for services rendered to VASCO and our subsidiaries in all capacities during the three years ended December 31, 2003, 2002 and 2001 for our Chief Executive Officer, President and Chief Operating Officer and Executive Vice President, who are the only executive officers of VASCO and our subsidiaries whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers").

                                                                     LONG-TERM COMPENSATION
                                                                    -------------------------
                                   ANNUAL COMPENSATION                        AWARDS
                          ---------------------------------------   -------------------------    PAYOUTS
                                                         OTHER      RESTRICTED    SECURITIES     -------
                                                        ANNUAL        STOCK       UNDERLYING       LTIP      ALL OTHER
   NAME AND PRINCIPAL             SALARY    BONUS    COMPENSATION    AWARD(S)    OPTIONS/SARS    PAYOUTS   COMPENSATION
        POSITION          YEAR     ($)       ($)          ($)          ($)            (#)          ($)           ($)
---------------------     ----   -------    ------   ------------   ----------   ------------    -------   ------------
T. KENDALL HUNT (1)       2003   173,750        --          --          --          125,000         --          --
Chairman and Chief        2002   152,627    42,500          --          --          120,000         --          --
Executive Officer         2001   165,000    25,000          --          --           90,000         --          --
JAN VALCKE (2)            2003   277,991        --          --          --          100,000         --          --
President and Chief       2002   166,667    40,000      34,889          --           50,000         --          --
Operating Officer         2001   155,000    36,600       8,597          --           50,000         --          --
CLIFFORD K. BOWN (3)      2003   150,000        --          --          --           75,000         --          --
Executive Vice            2002    50,600        --          --          --           75,000         --          --
President, Chief
Financial Officer and
Secretary

(1)  Mr. Hunt returned as CEO of the Company on November 20, 2002.

(2) Mr. Valcke was elected President and COO on November 20, 2002. Other Annual Compensation primarily includes employment-related expenses billed by Mr. Valcke as an independent contractor.

(3) Mr. Bown joined the Company as Executive Vice President and Chief Financial Officer on August 19, 2002. He was appointed Secretary of the Company as of October 21, 2002.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

       The following table sets forth all options granted to the Named Executive Officers during 2003.

                                     INDIVIDUAL GRANTS
                                         PERCENT OF
                                           TOTAL
                        NUMBER OF         OPTIONS/
                       SECURITIES          SARS                                           POTENTIAL REALIZABLE VALUE AT
                       UNDERLYING       GRANTED TO                                     ASSUMED ANNUAL RATES OF STOCK PRICE
                        OPTIONS/        EMPLOYEES       EXERCISE OF                      APPRECIATION FOR OPTION TERM (2)
                      SARs GRANTED      IN FISCAL        BASE PRICE      EXPIRATION    -----------------------------------
        NAME               (1)             YEAR            ($/sh)           DATE            5% ($)            10% ($)
        ----          ------------   -----------------  -----------      ----------         ------            -------
T. Kendall Hunt          125,000          21.7 %            0.72          1/08/13           56,601            143,437
Jan Valcke               100,000          17.4%             0.72          1/08/13           45,280            114,749
Clifford K. Bown          75,000          13.0%             0.76          1/08/13           36,004             91,242

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

              AGGREGATED OPTION /SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

         The following table sets forth the aggregate value as of December 31, 2003 of unexercised stock options held by the Named Executive Officers. The Named Executive Officers did not exercise any stock options during 2003 and the relevant columns have, therefore, been omitted.

                             NUMBER OF SECURITIES UNDERLYING
                            UNEXERCISED OPTIONS/SARS AT FISCAL        VALUE OF UNEXERCISED IN-THE-MONEY
                                        YEAR-END                    OPTIONS/SARS AT FISCAL YEAR-END ($) (1)
                            ----------------------------------      ---------------------------------------
      NAME                  EXERCISABLE          UNEXERCISABLE         EXERCISABLE          UNEXERCISABLE
      ----                  -----------          -------------         -----------          -------------
T. Kendall Hunt               348,858               171,142              135,365               173,635
Jan Valcke                    222,971               110,779               89,583               130,417
Clifford K. Bown               56,250                93,750               74,132               129,618

(1) Market value of underlying securities is based on the closing price of the Common Stock as reported on the Nasdaq National market on December 31, 2003 ($2.34) minus the exercise price.

COMPENSATION OF DIRECTORS

         The Compensation Committee of our Board of Directors reviews and sets the salaries and incentive compensation for our executive officers. The Compensation Committee reviews information relevant to Director compensation and presents its recommendation for such compensation to the full Board for its approval. The Compensation Committee also administers our stock option plan. In its capacity as administrator of the stock option plan, the Compensation Committee has authority to grant stock options to all employees and determine the terms thereof. The Compensation Committee also makes recommendations to the Board for its approval relative to options to be granted to non-employee Board members. The members of the Compensation Committee for 2003 were: Forrest D. Laidley, Michael P. Cullinane and Michael A. Mulshine.

         Each of our directors received a quarterly cash payment of $3,750 in connection with his service on the Board of Directors in 2003. Our directors are also reimbursed for expenses incurred in connection with their attendance at periodic Board meetings. In addition, non-employee directors are eligible to receive stock option grants from time to time. In 2003, options to purchase 20,000 shares of our Common Stock were issued to each of Messrs. Cullinane, Laidley, Mulshine, and Walter. Options to Messrs. Cullinane, Laidley and Mulshine were at a per share exercise price of $0.72 and the options to Mr. Walter were at a per share exercise price of $1.50.

EMPLOYMENT AGREEMENTS

         Mr. Hunt's salary and bonus are determined pursuant to his employment agreement dated November 20, 2002. Mr. Hunt's annual salary, any discretionary bonus and stock options will be determined by the Compensation Committee for each fiscal year of the Company during the employment period. In 2003, Mr. Hunt received a base salary of $173,750 and 125,000 stock options. In the event Mr. Hunt is terminated Without Cause, he quits for Good Reason, or he is terminated or quits for Good Reason after a Change in Control (as the foregoing terms are defined in his employment agreement), Mr. Hunt will continue to receive his base pay and any applicable Incentive Compensation over a 24-month period. In the event of such termination, Mr. Hunt has agreed to abide by several non-compete restrictions. Mr. Hunt's current 2004 annual base salary is $225,000 with a target bonus, if specific objectives are met, of $75,000.

         Mr. Valcke's salary and bonus are determined pursuant to an Independent Contractor Employment Agreement (the "Agreement") dated November 20, 2002. Mr. Valcke's annual salary, his bonus and stock options will be determined by the Compensation Committee for each fiscal year of the Company during the employment period. In 2003, Mr. Valcke received $277,971 in base compensation and 100,000 stock options. Either Mr. Valcke or the Company have the option to terminate Mr. Valcke's employment with or without cause, for any reason whatsoever, without any breach of the Agreement by giving six (6) month's written notice. In the event of such termination, Mr. Valcke has agreed to abide by various non-compete and non-solicitation restrictions for up to 12 months following termination of the Agreement. Mr. Valcke's 2004 base compensation is 260,000 Euros with a target bonus, if specific objectives are met of 40,000 Euros.

         Mr. Bown's salary and bonus are determined pursuant to his employment agreement dated January 1, 2003. Mr. Bown's annual salary, any discretionary bonus and stock options will be determined by the Compensation Committee for each fiscal year of the Company during the employment period. In 2003, Mr. Bown received a base salary of $150,000, no cash bonus, and 75,000 stock options. In the event Mr. Bown is terminated Without Cause, he quits for Good Reason, or he is terminated or quits for Good Reason after a Change in Control (as the foregoing terms are defined in his employment agreement), Mr. Bown will continue to receive his base pay and any applicable Incentive Compensation over a 12-month period. In the event of such termination, Mr. Bown has agreed to abide by various non-compete restrictions. Mr. Bown's 2004 annual base salary is $175,000 with a target bonus, if specific objectives are met of $50,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         For 2003, our Compensation Committee was comprised of Messrs. Laidley, Cullinane and Mulshine. Forrest D. Laidley serves as a Director and was previously our Secretary. Also, Mr. Laidley was previously a partner in the law firm of Laidley & Porter, which firm performed various legal services for us. Mr. Laidley and his former partners have made equity investments in us from time to time through various private placements and are currently stockholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth shares of our Common Stock that are authorized to be issued under the Company's 1997 Stock Compensation Plan, as amended and restated in 1999:

                                                                                            NUMBER OF SECURITIES
                                                                                           REMAINING AVAILABLE FOR
                                                                                            FUTURE ISSUANCE UNDER
                              NUMBER OF SECURITIES TO           WEIGHTED-AVERAGE             EQUITY COMPENSATION
                              BE ISSUED UPON EXERCISES          EXERCISE PRICE OF             PLANS (EXCLUDING
                              OF OUTSTANDING OPTIONS,         OUTSTANDING OPTIONS,         SECURITIES REFLECTED IN
      Plan Category             WARRANTS AND RIGHTS            WARRANTS AND RIGHTS               COLUMN (a))
---------------------------------------------------------------------------------------------------------------------
                                       (a)                            (b)                            (c)
---------------------------------------------------------------------------------------------------------------------
Equity compensation
  plans approved by                  2,962,875                       $ 2.54                       3,122,182
  security holders

Equity compensation
  plans not approved by
  security holders                      none                     not applicable                not applicable

         The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of March 25, 2004 for each person or entity who is known to us to beneficially own five percent or more of the Common Stock. For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares as of a given date that such person has the right to acquire within 60 days after such date.

   NAME AND ADDRESS OF          AMOUNT AND NATURE OF
    BENEFICIAL OWNER            BENEFICIAL OWNERSHIP      PERCENT OF CLASS
   -------------------          --------------------      ----------------
T. Kendall Hunt
1901 S. Meyers Road
Ste. 210                           10,308,361(1)               32.767%
Oakbrook Terrace, IL 60181

Ubizen N.V.
Philipssite 5
B-3001                              1,982,145                   6.300%
Leuven Belgium

(1) Includes 200,000 shares held in the T. Kendall Hunt Charitable Remainder Trust and 1,111,300 shares held by Barbara J. Hunt, Mr. Hunt's spouse, as to which shares Mr. Hunt disclaims beneficial ownership.

       The table below sets forth certain information with respect to the beneficial ownership of our Common Stock as of March 31, 2004 for (i) each of our directors, (ii) each of our named executive officers, and (iii) all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them unless otherwise indicated. For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares as of a given date which such person has the right to acquire within 60 days after such date.

                                              AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER         BENEFICIAL OWNERSHIP (1)            PERCENT OF CLASS
------------------------------------         ------------------------            ----------------
T. Kendall Hunt
1901 S. Meyers Road
Ste. 210
Oakbrook Terrace, IL 60181                        10,308,361 (2)                     32.767%

Jan Valcke
Koningin Astridlaan 164
B-1780 Wemmel, Belgium                               256,749                          0.816%

Forrest D. Laidley
1901 S. Meyers Road
Ste. 210                                              97,000                          0.308%
Oakbrook Terrace, IL 60181

Michael P. Cullinane
1901 S. Meyers Road
Ste. 210                                              77,000                          0.245%
Oakbrook Terrace, IL 60181

Michael A. Mulshine
1901 S. Meyers Road
Ste. 210                                             106,400                          0.338%
Oakbrook Terrace, IL 60181

John R. Walter
1901 S. Meyers Road
Ste. 210                                              25,000                          0.079%
Oakbrook Terrace, IL 60181

Cliff Bown
1901 S. Meyers Road
Ste. 210                                              82,083                          0.261%
Oakbrook Terrace, IL 60181

All Executive Officers and Directors
as a Group
(6 persons)                                       10,952,593                         34.814%

(1) The number of shares beneficially owned by each director and executive officer is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days after March 31, 2004 through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

(2) Includes 200,000 shares held in the T. Kendall Hunt Charitable Remainder Trust and 1,111,300 shares held by Barbara J. Hunt, Mr. Hunt's spouse, as to which shares Mr. Hunt disclaims beneficial ownership.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 2002, the Company loaned Belgian employees who received stock options in 1999 and 2000, 141,895 Euros to pay taxes assessed on those options by the Belgian Government. Even though stock options granted to all employees were granted at prices equal to the fair market value of the Common Stock on the date of the grant, Belgian employees who were recipients of stock options were assessed taxes based on the value determined under Belgian tax legislation dated March 26, 1999. The total amounts advanced in 2002 were based on each recipient's specific tax assessment. Due to the uncertainty of collecting the amounts loaned to the employees, the notes were fully reserved for as of December 31, 2003 and 2002.

         In July 2003, the Company sold its VACMAN Enterprise business unit (VACMAN) to SecureD Services, Inc. (SSI), a then newly organized company in which T. Kendall Hunt has a 19% equity ownership interest and is one of three directors on its board. The transaction was approved by all of the independent directors of the Company. The Company received a $1.1 million senior secured promissory note and $2.0 million of convertible preferred stock from SSI in exchange for the VACMAN assets. The note is payable in 36 monthly installments and bears interest at 6% per annum. The preferred stock pays a 6% cumulative stock dividend quarterly, and may be converted into SSI common stock on a share-for-share basis in phases commencing July 1, 2005. An independent valuation firm valued the transaction at approximately $1.6 million. SSI has since merged with a public company and its common stock is traded on the OTC Bulletin Board.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following sets forth the amount of fees paid to our registered public accounting firm, KPMG LLP, for services rendered in 2003 and 2002:

         AUDIT FEES: The aggregate fees billed by KPMG LLP for professional services rendered for the audit of the Company's annual financial statements, the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q, and services normally provided by the independent auditor in connection with statutory and regulatory filings were $221,050 for the fiscal year ended December 31, 2003, and $166,046 for the fiscal year ended December 31, 2002.

         AUDIT RELATED FEES: The aggregate fees billed by KPMG LLP for assurance and related services related to the performance or review of the Company's financial statements and not described above under "Audit Fees" were approximately $39,450 for the 2003 fiscal year. There were no audit-related fees billed for the 2002 fiscal year. In 2003, the audit-related services included audits of the carve-out financial statements for the VACMAN Enterprise business as required under the agreement to sell the business unit.

         TAX FEES: The aggregate fees billed by KPMG LLP for tax compliance and tax advice were approximately $83,220 for the 2003 fiscal year and approximately $158,980 for the 2002 fiscal year. The fees for 2003 primarily related to the filing of the Company's tax returns. The fees for 2002 included the costs of filing the Company's tax returns and the costs associated with the protest of the Belgian tax assessment.

         ALL OTHER FEES: The aggregate fees billed by KPMG LLP for products and services other than those described above were $ 3,500 for the 2002 fiscal year and related to a review of selected executives' expense reports. There were no such fees in 2003.

         It is currently the policy of the Audit Committee of the Board of Directors to pre-approve all services rendered by KPMG LLP. With the exception of the Tax Fees, which primarily relate to the filing of the fiscal 2002 tax returns, the Audit Committee had pre-approved all of the above fees in 2003.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) The following consolidated financial statements and notes thereto, and the related independent auditors' report, are included on pages F-1 through F-23 of this Form 10-K:

         Independent Auditors' Report

         Consolidated Balance Sheets as of December 31, 2003 and 2002

         Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001

         Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2003, 2002 and 2001

         Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2003, 2002 and 2001

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

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

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
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

+10.30   VASCO Data Security, Inc. purchase order issued to National Electronic
         & Watch Co. LTD. **

+10.31   VASCO Data Security, Inc. purchase order issued to Micronix Integrated
         Systems.**

+10.32   Agreement between Registrant and VASCO Data Security International,
         Inc. dated as of August 25, 1997.

+10.33 Convertible Note dated June 1, 1996 made payable to Mario Houthooft in the principal amount of $373,750.00.

EXHIBIT
 NUMBER                               DESCRIPTION
-------                               -----------
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

## 10.50  Employment agreement with T. Kendall Hunt

## 10.51  Independent Contractor Employment agreement with Jan Valcke

## 10.52  Employment agreement with Clifford Bown

## 10.53  Indemnification Agreement with T. Kendall Hunt

   10.54  Code of Ethics

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
  21     Subsidiaries of Registrant. (Incorporated by reference - Form 10-K filed April 2, 2001.)

  23     Consent of KPMG LLP.

31.1     Statement Under oath of Principal Executive Officer pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002, dated March 29, 2004.

31.2     Statement Under oath of Principal Financial Officer pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002, dated March 29, 2004.

32.1     Statement Under oath of Principal Executive Officer pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002, dated March 29, 2004.

32.2     Statement Under oath of Principal Financial Officer pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002, dated March 29, 2004.

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

## Incorporated by reference to the Registrant's Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 31, 2003.

** Confidential treatment has been granted for the omitted portions of this document.

         VASCO DATA SECURITY INTERNATIONAL, INC. WILL FURNISH ANY OF THE ABOVE EXHIBITS TO ITS STOCKHOLDERS UPON WRITTEN REQUEST ADDRESSED TO THE SECRETARY AT THE ADDRESS GIVEN ON THE COVER PAGE OF THIS FORM 10-K. THE CHARGE FOR FURNISHING COPIES OF THE EXHIBITS IS $.25 PER PAGE, PLUS POSTAGE.

(b)      Reports on Form 8-K

         (1) On October 24, 2003, the Company filed a Form 8K covering items 12, 7, and 9 that included:

         - A copy of the press release dated October 23, 2004 providing a financial update of the Company for the third quarter and nine-months ended September 30, 2003, and

         - The text of the script for the earnings conference call held on October 23. 2003.

         (2) On February 13, 2004, the Company filed a Form 8K covering items 12, 7, and 9 that included:

         - A copy of the press release dated February 12, 2004 providing a financial update of the Company for the fourth quarter and full-year ended December 31, 2003, and

         - The text of the script for the earnings conference call held on February 12, 2004.

                       This page intentionally left blank.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

FINANCIAL STATEMENTS

    Independent Auditors' Report                                                                          F-2

    Consolidated Balance Sheets as of December 31, 2003 and 2002                                          F-3

    Consolidated Statements of Operations for the Years ended
         December 31, 2003, 2002 and 2001                                                                 F-4

    Consolidated Statements of Comprehensive Income (Loss) for the Years ended
         December 31, 2003, 2002 and 2001                                                                 F-5

    Consolidated Statements of Stockholders' Equity (Deficit) for the Years ended
         December 31, 2003, 2002 and 2001                                                                 F-6

    Consolidated Statements of Cash Flows for the Years ended
         December 31, 2003, 2002 and 2001                                                                 F-7

    Notes to Consolidated Financial Statements                                                            F-8

FINANCIAL STATEMENT SCHEDULE

    The following financial statement schedule is included herein:

    Schedule II - Valuation and Qualifying Accounts                                                       F-24

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
VASCO Data Security International, Inc.:

         We have audited the accompanying consolidated balance sheets of VASCO Data Security International, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the accompanying consolidated financial statement Schedule II
- Valuation and Qualifying Accounts. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VASCO Data Security International, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets", in 2002.

/s/ KPMG LLP

Chicago, Illinois
February 11, 2004

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,    December 31,
                                                                                   2003            2002
                                                                                ------------    ------------
ASSETS
Current assets:
     Cash                                                                       $  4,817,114    $  2,615,935
     Accounts receivable, net of allowance for doubtful accounts
         of  $470,471 and $461,129 in 2003 and 2002, respectively                  2,522,670       2,870,533
     Inventories, net                                                              1,074,647       1,579,125
     Prepaid expenses                                                                476,353         394,867
     Assets of discontinued operations                                                     -         155,661
     Deferred income taxes                                                            69,881               -
     Other current assets                                                            696,993         119,687
                                                                                ------------    ------------
            Total current assets                                                   9,657,658       7,735,808
Property and equipment
     Furniture and fixtures                                                        1,940,399       1,485,140
     Office equipment                                                              2,221,220       1,926,553
                                                                                ------------    ------------
                                                                                   4,161,619       3,411,693
     Accumulated depreciation                                                     (3,279,527)     (2,255,693)
                                                                                ------------    ------------
            Net property and equipment                                               882,092       1,156,000

Intangible assets, net of accumulated amortization of $4,084,587
     and $3,545,104 in 2003 and 2002, respectively                                 1,378,362       1,910,504
Goodwill                                                                             249,967         249,967
Note receivable and investment in SSI                                              1,132,499               -
Other assets                                                                          82,602          81,161
                                                                                ------------    ------------
TOTAL ASSETS                                                                    $ 13,383,180    $ 11,133,440
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                       $          -    $  3,589,645
     Accounts payable                                                              1,697,950       1,849,572
     Liabilities related to discontinued operations                                        -         107,643
     Deferred revenue                                                                386,446         644,330
     Accrued wages and payroll taxes                                               1,514,729       1,234,734
     Other accrued expenses                                                          840,480         896,438
                                                                                ------------    ------------
            Total current liabilities                                              4,439,605       8,322,362

Stockholders' equity :
     Series C Convertible Preferred Stock, $.01 par value - 500,000 shares
         authorized;  150,000 shares issued and outstanding in 2002                        -       9,108,066
     Series D Convertible Preferred Stock, $10,000 par value - 500,000 shares
         authorized; 800 shares issued and outstanding in 2003                     5,785,829               -
     Common stock, $.001 par value - 75,000,000 shares authorized;
         30,425,284 shares issued and outstanding in 2003
         28,389,484 shares issued and outstanding in 2002                             30,425          28,389
     Additional paid-in capital                                                   47,167,362      36,763,330
     Accumulated deficit                                                         (43,693,494)    (42,608,077)
     Accumulated other comprehensive income (loss) -
            cumulative translation adjustment                                       (346,547)       (480,630)
                                                                                ------------    ------------

Total stockholders' equity                                                         8,943,575       2,811,078
                                                                                ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 13,383,180    $ 11,133,440
                                                                                ============    ============

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           For the Years Ended December 31,
                                                                     --------------------------------------------
                                                                         2003            2002            2001
                                                                     ------------    ------------    ------------
Net revenues                                                         $ 22,865,942    $ 17,370,003    $ 22,689,975
Cost of goods sold                                                      9,010,157       7,159,794      10,340,173
                                                                     ------------    ------------    ------------

Gross profit                                                           13,855,785      10,210,209      12,349,802
                                                                     ------------    ------------    ------------

Operating costs:
      Sales and marketing (exclusive of $40,900, $(11,719) and          6,987,324       7,955,998       9,696,007
           $15,065 for 2003, 2002 and 2001, respectively, reported
           below as non-cash compensation (recovery))
      Research and development                                          2,281,056       2,340,910       3,274,070
      General and administrative (exclusive of $(38,397) and            3,423,413       4,542,103       6,147,937
           $34,490 for 2002 and 2001, respectively,
           reported below as non-cash compensation (recovery))
      Non-cash compensation (recovery)                                     40,900         (50,116)         49,555
      Restructuring expenses                                                    -         319,743       3,970,427
                                                                     ------------    ------------    ------------
           Total operating costs                                       12,732,693      15,108,638      23,137,996
                                                                     ------------    ------------    ------------

Operating income (loss) from continuing operations                      1,123,092      (4,898,429)    (10,788,194)

Interest income (expense), net                                            (80,163)       (269,867)        774,894
Other income, net                                                         114,730          15,375         283,861
                                                                     ------------    ------------    ------------

Income (loss) before income taxes                                       1,157,659      (5,152,921)     (9,729,439)
Provision (benefit) for income taxes                                      396,936         140,446         (12,782)
                                                                     ------------    ------------    ------------

      Net income (loss) from continuing operations                        760,723      (5,293,367)     (9,716,657)

Discontinued operations:
      Income (loss) from discontinued operations, net of tax              638,339         754,372      (2,317,313)
      Gain on sale of discontinued operations, net of tax               1,356,632               -               -
                                                                     ------------    ------------    ------------
Net income (loss)                                                       2,755,694      (4,538,995)    (12,033,970)

Preferred stock beneficial conversion option                           (3,720,000)              -               -
Preferred stock accretion and dividends                                  (750,548)     (1,163,984)     (1,163,984)
                                                                     ------------    ------------    ------------

Net loss available to common shareholders                            $ (1,714,854)   $ (5,702,979)   $(13,197,954)
                                                                     ============    ============    ============

Basic and diluted net income (loss) per common share:
      Income (loss) from continuing operations                       $      (0.13)   $      (0.22)   $      (0.39)
      Income (loss) from discontinued operations                             0.07            0.02           (0.08)
                                                                     ------------    ------------    ------------
           Net loss                                                  $      (0.06)   $      (0.20)   $      (0.47)
                                                                     ============    ============    ============

Weighted average common shares outstanding:
      Basic                                                            29,269,992      28,347,573      28,168,685
                                                                     ============    ============    ============
      Dilutive                                                         29,269,992      28,347,573      28,168,685
                                                                     ============    ============    ============

          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                               For the Years Ended December 31,
                                          -------------------------------------------
                                               2003           2002            2001
                                          ------------   ------------    ------------
Net income (loss)                         $  2,755,694   $ (4,538,995)   $(12,033,970)

Other comprehensive income (loss) -
      cumulative translation adjustment        134,083        (31,357)       (153,127)
                                          ------------   ------------    ------------
Comprehensive income (loss)               $  2,889,777   $ (4,570,352)   $(12,187,097)
                                          ============   ============    ============

          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                             Preferred Stock                  Common Stock
                                        ------------------------      -------------------------
               Description               Shares        Amount           Shares        Amount
               -----------              --------    ------------      ----------   ------------
BALANCE AT DECEMBER 31, 2000 .........   150,000    $  6,780,098      27,866,583   $     27,867
                                        ========    ============      ==========   ============

Net loss .............................         -               -               -              -
Foreign currency translation
   adjustment ........................         -               -               -              -
Exercise of stock options ............         -               -          25,633             26
Exercise of stock warrants ...........         -               -           3,929              3
Stock issued for acquisition .........         -               -         366,913            367
Preferred stock accretion ............         -       1,163,984               -              -
Non-cash compensation ................         -               -               -              -
                                        --------    ------------      ----------   ------------
BALANCE AT DECEMBER 31, 2001 .........   150,000    $  7,944,082      28,263,058   $     28,263
                                        ========    ============      ==========   ============

Net loss .............................         -               -               -              -
Foreign currency translation
   adjustment ........................         -               -               -              -
Stock issued for acquisition .........         -               -         126,426            126
Preferred stock accretion ............         -       1,163,984               -              -
Non-cash compensation ................         -               -               -              -
                                        --------    ------------      ----------   ------------

BALANCE AT DECEMBER 31, 2002 .........   150,000    $  9,108,066      28,389,484   $     28,389
                                        ========    ============      ==========   ============

Net income ...........................         -               -               -              -
Foreign currency translation
   adjustment ........................         -               -               -              -
Exercise of stock options ............         -               -          35,800             36
Preferred stock accretion ............         -         629,437               -              -
Purchase and redemption of series
   C preferred stock and warrants ....  (150,000)     (9,737,503)      2,000,000          2,000
Issuance of series D preferred
   stock .............................       800       5,785,829               -              -
Dividend payable .....................         -               -               -              -
Non-cash compensation ................         -               -               -              -
                                        --------    ------------      ----------   ------------
BALANCE AT DECEMBER 31, 2003 .........       800    $  5,785,829      30,425,284   $     30,425
                                        ========    ============      ==========   ============

                                          Additional                        Accumulated Other        Total
                                           Paid-In         Accumulated        Comprehensive       Stockholders'
               Description                 Capital          Deficit           Income (Loss)     Equity (Deficit)
               -----------                 -------          -------           ------------      ----------------
BALANCE AT DECEMBER 31, 2000 .........   $ 36,871,200     $(26,035,112)       $   (296,146)       $ 17,347,907
                                         ============     ============        ============        ============

Net loss .............................              -      (12,033,970)                  -         (12,033,970)
Foreign currency translation
   adjustment ........................              -                -            (153,127)           (153,127)
Exercise of stock options ............         15,638                -                   -              15,664
Exercise of stock warrants ...........         17,690                -                   -              17,693
Stock issued for acquisition .........      1,902,999                -                   -           1,903,366
Preferred stock accretion ............     (1,163,984)               -                   -                  --
Non-cash compensation ................         49,555                -                   -              49,555
                                         ------------     ------------        ------------        ------------
BALANCE AT DECEMBER 31, 2001 .........   $ 37,693,098     $(38,069,082)       $   (449,273)       $  7,147,088
                                         ============     ============        ============        ============

Net loss .............................              -       (4,538,995)                  -          (4,538,995)
Foreign currency translation
   adjustment ........................              -                -             (31,357)            (31,357)
Stock issued for acquisition .........        284,332                -                   -             284,458
Preferred stock accretion ............     (1,163,984)               -                   -                   -
Non-cash compensation ................        (50,116)               -                   -             (50,116)
                                         ------------     ------------        ------------        ------------

BALANCE AT DECEMBER 31, 2002 .........   $ 36,763,330     $(42,608,077)       $   (480,630)       $  2,811,078
                                         ============     ============        ============        ============

Net income ...........................              -        2,755,694                   -           2,755,694
Foreign currency translation
   adjustment ........................              -                -             134,083             134,083
Exercise of stock options ............         63,381                -                   -              63,417
Preferred stock accretion ............       (629,437)               -                   -                   -
Purchase and redemption of series
   C preferred stock and warrants ....      5,735,503                -                   -          (4,000,000)
Issuance of series D preferred
   stock .............................      5,193,685       (3,720,000)                  -           7,259,514
Dividend payable .....................              -         (121,111)                  -            (121,111)
Non-cash compensation ................         40,900                -                   -              40,900
                                         ------------     ------------        ------------        ------------
BALANCE AT DECEMBER 31, 2003 .........   $ 47,167,362     $(43,693,494)       $   (346,547)       $  8,943,575
                                         ============     ============        ============        ============

           See accompanying notes to consolidated financial statements

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          For the Years ended December 31,
                                                                                   ---------------------------------------------
                                                                                       2003            2002             2001
                                                                                   -------------    -----------     ------------
Cash flows from operating activities:
     Net income (loss) from continuing operations                                  $     760,723    $(5,293,367)    $ (9,716,657)
        Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
             Depreciation and amortization                                             1,061,018      1,188,140        5,388,468
             Deferred tax expense (benefit)                                              (69,881)        83,000                -
             Gain on sale of fixed assets                                                      -              -              (15)
             Non-cash compensation expense                                                40,900        (50,116)          49,555
             Changes in assets and liabilities, net of effects of acquisitions:
                  Accounts receivable, net                                               697,373      1,284,291          466,694
                  Inventories, net                                                       669,951        666,205         (943,269)
                  Prepaid expenses                                                       (22,248)        27,597           70,811
                  Other current assets                                                  (185,391)       560,952          (76,146)
                  Accounts payable                                                      (369,990)    (1,699,886)         363,851
                  Deferred revenue                                                      (295,900)        27,663          411,662
                  Accrued wages and payroll taxes                                         20,986        325,920          198,915
                  Accrued expenses                                                      (226,370)      (722,207)      (1,207,076)
        Net cash provided by (used in) discontinued operations                           327,664        691,424       (1,392,546)
                                                                                   -------------    ------------    ------------
Net cash provided by (used in) operations                                              2,408,835     (2,910,384)      (6,385,753)
                                                                                   -------------    ------------    ------------
Cash flows from investing activities:
     Acquisition of Identikey, Ltd.                                                       (7,341)       (23,362)         141,156
     Other assets                                                                          2,593        (50,952)               -
     Additions to property and equipment                                                (124,204)       (15,961)        (874,290)
     Disposals of property, plant and equipment, net                                     140,257              -                -
     Payments received on note receivable                                                116,382              -                -
                                                                                   -------------    -----------     ------------
Net cash provided by (used in) investing activities                                      127,687        (90,275)        (733,134)
                                                                                   -------------    -----------     ------------
Cash flows from financing activities:
     Repayment of debt                                                                (3,589,645)      (236,954)        (299,236)
     Purchase and retirement of Series C preferred stock                              (4,000,000)             -                -
     Proceeds from issuance of Series D preferred stock, net of issuance costs         7,259,515              -                -
     Proceeds from exercise of stock options and warrants                                 63,417              -           33,357
                                                                                   -------------    -----------     ------------
Net cash used in financing activities                                                   (266,713)      (236,954)        (265,879)
Effect of exchange rate changes on cash                                                  (68,630)      (488,892)        (105,439)
Net increase (decrease) in cash                                                        2,201,179     (3,726,505)      (7,490,205)
Cash, beginning of year                                                                2,615,935      6,342,440       13,832,645
                                                                                   -------------    -----------     ------------
Cash, end of year                                                                  $   4,817,114    $ 2,615,935     $  6,342,440
                                                                                   =============    ===========     ============

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

Foreign Currency Translation and Transactions

         The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. Foreign exchange transaction gains aggregating $146,000, $77,000 and $183,000 are included in other income (expense) for 2003, 2002 and 2001, respectively.

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

Inventories

         Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) method. Reserves are recorded for inventory when the carrying cost of the inventory may not be recovered through subsequent sale of the inventory.

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

Research and Development Costs

         Costs for research and development, principally the design and development of hardware and software prior to the determination of technological feasibility, are expensed as incurred on a project-by-project basis. The Company's research and development costs were $2,281,000, $2,341,000 and $3,274,000 for 2003, 2002 and 2001, respectively.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Software Costs

         The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Research and development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. The Company's policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. The Company did not capitalize any software costs during the years ended December 31, 2003, 2002 and 2001.

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

Fair Value of Financial Instruments

         At December 31, 2003 and 2002 the Company's financial instruments were accounts receivable, notes receivable, accounts payable and accrued liabilities. The estimated fair value of The Company's financial instruments has been determined by using available market information and appropriate valuation methodologies. The fair values of the Company's financial instruments were not materially different from their carrying amounts at December 31, 2003 and 2002.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

         The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of long-lived assets and certain intangibles by comparing the carrying amount of the asset to a projected discounted cash flow expected to result and eventual disposition of the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.

Valuation of Investment in Secured Services, Inc.

         The Company received from Secured Services, Inc. ("SSI") preferred stock and a note receivable as consideration for assets of the VACMAN Enterprise business unit. An independent valuation firm established the initial value of the consideration received from SSI. On an ongoing basis, the Company reviews information made available by SSI through its public filings and evaluates that information within the context of the assumptions made by the independent valuation firm to determine if a reduction in the value of the investment in SSI is required. At December 31,2003, there was no reduction in the carrying value of the Company's investment in SSI.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Goodwill and Other Intangibles

         The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". This statement replaced the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also established requirements for identifiable intangible assets, which included customer lists and proprietary technology. As a result, on January 1, 2002, VASCO reclassified $320,507 of gross intangible assets, $55,650 net, to goodwill. Operating income for the twelve months ended December 31, 2001 included $183,291 of amortization of goodwill and other intangible assets that are not included in 2002 results, because of the implementation of SFAS No. 142. Had the Company implemented SFAS 142 on January 1, 2001, net loss available to common shareholders would have been $13,014,663 and loss per common share would have been $0.46.

         The Company assesses the impairment of intangible assets and goodwill each year-end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company completed its last review during December 2003. Factors considered important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. The Company assesses the recoverability of its software development costs against estimated future revenue for the individual products over the estimated remaining economic life of the software.

         When the Company determines that the carrying value of intangibles and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Given the highly competitive environment and technological changes, it is reasonably possible that estimates of anticipated future revenue, the remaining economic life of the Company's software products, or both may be reduced significantly.

Stock-Based Compensation

         At December 31, 2003, the Company had a stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock based employee compensation:

                                                                                        For the Years ended December 31,
                                                                                ------------------------------------------------
                                                                                     2003               2002            2001
                                                                                -------------      -------------    ------------
Net loss  available to common
    shareholders as reported..........................................          $ (1,714,854)         (5,702,979)   $(13,197,954)
 Add: Total stock-based employee compensation
     determined under fair value based methods for
    all awards, net of tax............................................            (1,015,743)         (1,005,450)       (614,084)
                                                                                ------------       -------------    ------------
      Pro forma net loss..............................................          $ (2,730,597)      $  (6,708,429)   $(13,812,038)
                                                                                ============       =============    ============

Net loss per common share-basic and diluted:
    As reported.......................................................          $      (0.06)      $      (0.20)    $      (0.47)
    Pro forma.........................................................          $      (0.09)      $      (0.24)    $      (0.49)

         For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

used for grants in 2003, 2002 and 2001: dividend yield of 0%; expected volatility of 120%, 118%, 119%; risk free interest rates ranging from 3.40% to 6.80%; and expected lives ranging from 1 to 5 years.

Loss Per Common Share

         Basic earnings per share are based on the weighted average number of shares outstanding and exclude the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent they are not anti-dilutive.

         Shares issuable from securities that could potentially effect diluted earnings per share in the future that were not included in the computation of diluted earnings per share because their effect was anti-dilutive were as follows:

                                                                                  2003                 2002           2001
                                                                                ---------           ---------       ---------
Stock options ........................................................          2,926,375           4,609,000       3,280,837
Warrants .............................................................            600,000           1,239,747       1,377,251
Convertible term loan ................................................                  -             453,333         453,333
Convertible preferred stock ..........................................          4,000,000           1,052,632       1,052,632
                                                                                ---------           ---------       ---------
    Total ............................................................          7,526,375           7,354,712       6,164,053
                                                                                =========           =========       =========

         The amounts included above for the convertible preferred stock for 2002 and 2001 reflect the number of shares that would be issued if converted prior to the mandatory conversion date. See Note 7 for information related to the mandatory conversion.

         Additionally, the net loss applicable to common stockholders for the years ended December 31, 2003, 2002 and 2001 would have been decreased by adding back interest expense related to the convertible term loan of approximately $153,000, $204,000 and $149,000, respectively, and the net loss would have been further decreased by adding back the beneficial conversion option, accretion and accrued dividends related to the convertible preferred stock of $4,470,548 in 2003, and $1,163,984 in both 2002 and 2001.

Reclassifications

         Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the 2003 presentation.

         Overhead allocations ceased in the third quarter of fiscal 2002 because their basis for allocation was no longer appropriate nor was it representative of the operational activities of the department affected. For the fiscal years 2002 and 2001, net allocations from the Company's general and administrative and the research and development cost centers have been reclassified from sales and marketing to their original cost centers.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 2 - GOODWILL AND OTHER INTANGIBLES

         Intangible asset data as of December 31, 2003 is as follows:

                                                                              Gross Carrying        Accumulated
                                                                                  Amount            Amortization
                                                                              --------------        ------------
Amortized intangible assets -
    Capitalized technology............................................          $ 5,462,949         $  4,084,587
Unamortized intangible assets - Goodwill..............................          $ 1,222,898         $    972,931
Aggregate amortization expense........................................          $   539,483

Estimated amortization expense for the years ended:
   December 31, 2004..................................................          $   326,326
   December 31, 2005..................................................              326,314
   December 31, 2006..................................................              326,314
   December 31, 2007..................................................              326,314
   December 31, 2008..................................................               73,095

         At December 31, 2003 and 2002, ending balances of goodwill and other intangibles, net of amortization are as follows:

                                                                                   2003           2002
                                                                                ----------     -----------
Goodwill..............................................................          $  249,967     $   249,967
Capitalized Technology................................................           1,378,362       1,874,862
Customer Lists and Other..............................................                   -          35,642
                                                                                ----------     -----------
   Total..............................................................          $1,628,329     $ 2,160,471
                                                                                ==========     ===========

NOTE 3 - ACQUISITIONS

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

         The following summarized unaudited pro forma financial information for the year 2001 assumes the Identikey acquisition occurred as of January 1, 2001.

                                                                          2001
                                                                      ------------
Net revenues ...............................................          $ 22,689,975
Net loss ...................................................           (13,084,785)
Preferred stock accretion ..................................            (1,163,984)
Basic and diluted net loss per common share ................          $      (0.50)
                                                                      ============
Weighted average common shares outstanding .................            28,257,387
                                                                      ============

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The remaining 10% of Identikey has been acquired at various times with the final purchase completed in January 2003. During 2002, in exchange for the shares not obtained in the initial transaction, the Company issued 126,426 shares of Common Stock and paid $23,362 in cash. Intangible assets related to the purchase of the Identikey shares in 2002 were valued at $274,563 and are being amortized over the same period as the intangible assets identified in the initial transaction.

NOTE 4 - INVENTORIES

         Inventories, net of valuation allowance of $252,354 and $111,566 at December 31, 2003 and 2002, respectively, are comprised of the following:

                                                                             December 31,
                                                                      -------------------------
                                                                         2003          2002
                                                                      ----------    -----------
Component parts ..............................................        $  277,065    $  772,523
Work-in-process and finished goods ...........................           797,582       806,602
                                                                      ----------    -----------
    Total ....................................................        $1,074,647    $1,579,125
                                                                      ==========    ===========

NOTE 5 - OTHER ACCRUED EXPENSES

         Accrued expenses are comprised of the following:

                                                                          December 31,
                                                                      --------------------
                                                                        2003        2002
                                                                      --------    --------
Accrued interest ...........................................          $      -    $ 56,745
Restructuring reserve ......................................           134,368     368,574
Other accrued expenses .....................................           706,112     471,119
                                                                      --------    --------
    Total ..................................................          $840,480    $896,438
                                                                      ========    ========

NOTE 6 - INCOME TAXES

         At December 31, 2003, the Company has United States net operating loss carryforwards approximating $27,650,000 and foreign net operating loss carryforwards approximating $4,070,000 . Such losses are available to offset future taxable income in the respective jurisdictions and expire in varying amounts beginning in 2004 and continuing through 2023. In addition, if certain substantial changes in the Company's ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized.

         Income (loss) before income taxes was generated in the following jurisdictions:

                                                                      For the Years Ended December 31,
                                                              ---------------------------------------------
                                                                  2003             2002            2001
                                                              ------------      -----------    ------------
Domestic:
   Continuing operations...........................           $ (1,988,802)     $(4,261,016)   $ (6,878,033)
   Discontinued operations.........................              1,994,971          754,372      (2,317,313)
                                                              ------------      -----------    ------------
     Total domestic................................                  6,169       (3,506,644)     (9,195,346)

Foreign............................................              3,146,461         (891,905)     (2,851,406)
                                                              ------------      -----------    ------------
   Total...........................................           $  3,152,630      $(4,398,549)   $(12,046,752)
                                                              ============      ===========    ============

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The provision (benefit) for income taxes consists of the following:

                                                                   For the Years Ended December 31,
                                                              -----------------------------------------
                                                                  2003            2002           2001
                                                              ------------      ---------      --------
Current:
    Federal .................................                 $          -      $       -      $      -
    State ...................................                            -              -             -
    Foreign .................................                      466,817         57,446       (12,872)

Deferred:
    Federal .................................                 $          -      $  83,000      $      -
    State ...................................                            -              -             -
    Foreign .................................                      (69,881)             -             -
                                                              ------------      ---------      --------
       Total ................................                 $    396,936      $ 140,446      $(12,872)
                                                              ============      =========      ========

         The differences between income tax provision (benefit) computed using the statutory federal income tax rate of 35% and the provision (benefit) for income taxes reported in the consolidated statements of operations are as follows:

                                                                                       For the Years Ended December 31,
                                                                                ----------------------------------------------
                                                                                    2003             2002             2001
                                                                                ------------     ------------     ------------
Expected tax expense (benefit) at statutory rate..........................      $  1,103,421     $ (1,495,506)    $ (4,095,896)
Increase (decrease) in income taxes resulting from:
  Foreign taxes at rates other than the federal statutory rate............                 -           75,734           60,210
  Settlement of foreign taxes.............................................           143,731                -                -
  Change in foreign tax rates.............................................          (128,612)               -                -
  State income taxes net of federal benefit...............................               309         (175,439)        (368,546)
  Permanent adjustments...................................................            52,022                -                -
  Change in valuation allowance primarily related to the generation
      (utilization) of net operating loss carryforwards...................          (738,766)       1,731,996        4,380,000
  Other, net..............................................................           (35,169)           3,661           11,450
                                                                                ------------     ------------     ------------
      Total...............................................................      $    396,936     $    140,446     $    (12,782)
                                                                                ============     ============     ============

         Included in the net change in the valuation allowance are differences between estimates used for book purposes and the actual tax return as filed for fiscal years 2002 and 2001.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The deferred income tax balances are comprised of the following:

                                                                                      As of December 31,
                                                                                -----------------------------
                                                                                    2003             2002
                                                                                ------------     ------------
Deferred tax assets:
   U.S. net operating loss carryforwards................................        $ 10,783,000     $ 10,260,000
   Foreign net operating loss carryforwards.............................           1,383,000        1,994,000
   Accounts receivable..................................................               7,000           47,000
   Inventory............................................................              36,000                -
   Capitalized technology...............................................              34,000                -
   Accrued expenses.....................................................              39,000          135,000
   Deferred revenue.....................................................              25,000           27,000
                                                                                ------------     ------------
     Total gross deferred tax assets....................................        $ 12,307,000     $ 12,463,000
     Less valuation allowance...........................................         (12,230,000)     (12,445,000)
                                                                                ------------     ------------
                                                                                      77,000           18,000
Deferred tax liabilities:
   Fixed assets.........................................................              (7,000)         (18,000)
                                                                                ------------     ------------
     Net deferred income taxes..........................................        $     70,000     $          -
                                                                                ============     ============

         The net change in the total valuation allowance for the years ended December 31, 2003, 2002 and 2001 was an increase (decrease) of $(215,000), $2,205,000 and $4,380,000, respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these temporary differences become deductible. This valuation allowance will be reviewed on a regular basis and adjustments made as appropriate. The Company has provided a reserve at December 31, 2003 for all of the gross tax assets except for inventory and capitalized technology associated with its Belgian operations The Company anticipates realizing these deferred tax assets in the future as the Company expects to generate taxable income in Belgium in 2004.

         In October of 2003, the Company paid 185,000 Euros to settle outstanding tax assessments from the Belgian tax authorities for fiscal years 2000 and 1999. As a result, certain inter-company research and development costs previously expensed were required to be capitalized and amortized over a three-year period. At December 31, 2003, the remaining unamortized costs of 84,000 Euros has been recorded as a deferred tax asset of the Company.

NOTE 7 - DEBT

         Debt consists of the following:

                                                                                          December 31,
                                                                                -----------------------------
                                                                                  2003              2002
                                                                                --------         ------------
Convertible note, interest payable at 6% .....................                  $      -         $  3,400,000
Installment notes payable ....................................                         -              221,651
                                                                                --------         ------------
                                                                                       -            3,621,651
Less current maturities ......................................                         -           (3,621,651)
                                                                                --------         ------------
Long-term debt ...............................................                  $      -         $          -
                                                                                ========         ============

         In August 1997, the Company renegotiated the guarantee with Artesia Bank N.V., formerly Banque Paribas Belgique S.A. and now doing business as Dexia Bank ("Dexia") related to the final payment for the 1996 acquisition of Digipass into a term loan in the amount of $3.4 million with a maturity date of September 30, 2002 and an interest rate of 3.25%. In August 2001, the Company agreed to revise the terms of the loan. Under the new terms, the loan was convertible into shares of VASCO Common

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Stock at the fixed conversion rate of $7.50 per share rather than a floating rate based on the market price of the VASCO Common Stock. Also, the maturity date of this convertible loan was reset to September 30, 2003 with a revised interest rate of 6%. On September 11, 2003, the Company sold $8,000,000 of its Series D Preferred Stock and Warrants to purchase Common Stock. A portion of the proceeds was used to repay the debt to Dexia including accrued interest.

         The installment notes payable primarily reflect amounts due under an unsecured installment loan with KBC Bank of Belgium. The loan was initiated on September 28, 1999 in the amount of 495,788 Euros payable monthly over the next 60 months with interest accruing at 5.3% annually. In September 2003, the terms were revised to accelerate the payment on the loan such that it was fully repaid by September 30, 2003 and the interest rate was reduced to 5.16 percent.

         The Company maintains an overdraft agreement with Fortis Banque/Bank of Belgium. Under terms of the agreement, the Company can borrow an amount equal to 80% of its Belgium subsidiary's defined accounts receivable up to maximum of two million Euros. Borrowings under the overdraft agreement accrue interest at an annual rate of 5.7% and the Company is obligated to pay a quarterly commitment fee of 0.125%. As of December 31, 2003, approximately 1,065,000 Euros were available under the overdraft agreement and there were no borrowings outstanding under the agreement. The agreement is secured by the assets of the Belgian subsidiary, excluding inventory, and while it has no specific termination date, it can be terminated with thirty (30) days notice. The agreement is governed by the General Lending Conditions for Corporate Customers, registered in Brussels, Belgium on December 20, 2001.

         Interest expense related to debt was $156,541, $220,895 and $164,291 for the years ended December 31, 2003, 2002 and 2001, respectively. The weighted average interest rate related to debt was 6.0% for 2003.

NOTE 8 - STOCKHOLDERS' EQUITY

Preferred Stock

         On September 11, 2003, the Company sold 800 shares of Series D 5% Cumulative Convertible Voting Preferred Stock (the "Series D Preferred Stock") and 600,000 detachable warrants to purchase Common Stock. The Series D Preferred Stock carries a 5% dividend, is convertible into 4 million shares of Common Stock at a fixed price of $2.00 per share and will vote with the Common Stock as a class on matters presented to the stockholders. The implied value of the Series D Preferred Stock was $5,714,000, calculated based upon the annual dividend rate divided by a required rate of return. The warrants are exercisable, over a five-year period, at $3.47 per share and were valued at $1,455,000 using the Black-Scholes pricing model. Of the net proceeds from the sale, $5,786,000 was allocated to the Series D Preferred Stock and $1,474,000 was allocated to the warrants based upon their relative fair values. In addition, a beneficial conversion value was calculated for the Series D Preferred Stock as the difference between the price of the Company's Common Stock at the transaction date and the conversion price of the Series D Preferred Stock. The amount of the beneficial conversion, $3,720,000, is analogous to a preferred dividend and was recorded to accumulated deficit.

         In July 2000, the Company issued 150,000 shares of Series C Preferred Stock for cash of $15,000,000. The preferred stock was convertible into 1,052,632 shares of Common Stock at any time through July 2004. In conjunction with this financing, the Company issued Common Stock Purchase Warrants to purchase 789,474 common shares at $15 per share with an estimated fair value, using the Black-Scholes pricing model, of approximately $4.1 million and warrants to purchase 480,000 shares at $4.25 per share with an estimated fair value, using the Black-Scholes pricing model, of approximately $4.7 million. The warrants issued at $15 per share were immediately exercisable. The warrants issued at $4.25 were exercisable over 48 months and the related fair value was being accreted over their lives reducing earnings available to holders of Common Stock. The value of the warrants, which reduces the carrying value of the preferred stock, was being accreted and reduced earnings available to common shareholders. The preferred stock and warrants were purchased and redeemed by the Company on July 15, 2003. See Common Stock.

Common Stock

         On July 15, 2003, the Company reached an agreement with Ubizen N.V. ("Ubizen") whereby VASCO purchased and redeemed all 150,000 shares of the Series C Convertible Preferred Stock (the "Series C Preferred Stock") and 1,239,474 Common Stock Purchase Warrants owned by Ubizen. Under the terms of the Purchase Agreement, the Company paid $4 million to Ubizen and issued 2 million shares of the Company's Common Stock on July 25, 2003 at a fair value of $4,000,000. The Common Stock issued by the Company is subject to a lock-up period wherein the lock-up will expire in increments of 500,000 shares each on

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

October 15, 2003, January 15, 2004, April 15, 2004 and July 15, 2004. Once the lock-up expires, the shares will be subject to volume trading restrictions through January 1, 2005.

         In 2003, the Company issued 35,800 shares of Common Stock as a result of the exercise of options under the Company's stock compensation plan (see Note
9) generating total proceeds of $63,417.

         In 2002, the Company issued 126,426 shares of Common Stock to acquire the majority of the remaining outstanding capital stock of Identikey Ltd. The Company recorded additional intangible assets, in the form of capitalized technology of $274,563 related to the issuance of this stock.

         In 2001, the Company issued 25,633 shares of Common Stock as a result of the exercise of options under the Company's stock compensation plan (see Note
9) generating total proceeds of $15,664. In addition, 3,929 shares of Common Stock were issued as a result of the exercise of warrants, generating total proceeds of $17,693.

         In March 2001, the Company issued 366,913 shares of Common Stock to acquire 90% of the outstanding capital stock of Identikey Ltd.

Warrants

         Warrant activity for the years ended December 31, 2003, 2002 and 2001 is summarized below:

                                                                                         Weighted
                                                                      Number of      Average Exercise
                                                                        Shares             Price          Exercise Price
                                                                      ----------     ----------------     --------------
Outstanding at December 31, 2000.........................              1,764,883     $           9.59     $ 4.25 - 15.00
            Granted......................................                      -                    -                  -
            Exercised....................................                 (3,929)                4.50               4.50
            Cancelled....................................               (383,703)                6.61                 -
                                                                      ----------     ----------------     --------------
Outstanding at December 31, 2001.........................              1,377,251                10.44       4.25 - 15.00
            Granted......................................                      -                    -                  -
            Exercised....................................                      -                    -                  -
            Cancelled....................................               (137,777)                4.50               4.50
                                                                      ----------     ----------------     --------------
Outstanding at December 31, 2002.........................              1,239,474                11.10       4.25 - 15.00
            Granted......................................                600,000                 3.47               3.47
            Exercised....................................                      -                    -                  -
            Cancelled....................................             (1,239,474)               11.10       4.25 - 15.00
                                                                      ----------     ----------------     --------------
Outstanding at December 31, 2003........................                600,000       $          3.47     $         3.47
                                                                      ==========     ================     ==============

NOTE 9 - STOCK COMPENSATION PLAN

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

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         During 2001, the Compensation Committee approved a revised vesting schedule. The new vesting schedule for officers is based on a time period of 36 months, with 6/36th of the options vesting at the end of the first 6 months and 1/36th of the options vesting each month thereafter on the last day of each month.

         The Compensation Plan further permits the grant of options to directors, consultants and other key persons (non-employees) to purchase shares of Common Stock. All options granted to non-employees are granted at a price equal to the fair market value of the Common Stock on the date of the grant, and may contain vesting requirements and/or restrictions as determined by the Compensation Committee at the time of grant. Non-cash compensation expense (recovery) of $40,900, $(50,116) and $49,555 was recognized in 2003, 2002 and
2001, respectively, in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. 25. This expense (recovery) was attributed to stock options issued to officers of the Company who are located outside the U.S. and whose services are rendered under consulting agreements.

         As of December 31, 2003, the Compensation Plan was authorized to issue options representing up to 6,085,057 shares of the Company's Common Stock. The authorized shares under the Compensation Plan represent 20% of the issued and outstanding shares of the Company.

The following is a summary of activity under the Compensation Plan:

                                                          Options Outstanding           Options Exercisable
                                                       -------------------------      -----------------------
                                                                      Weighted -                   Weighted -   Weighted-Average
                                                        Number of       Average       Number of     Average      Fair Value of
                                                         Shares          Price          Shares       Price       Options Granted
                                                       ----------     ----------      ---------    ----------   ----------------
Outstanding at December 31, 2000                        2,342,217     $     5.30        984,775    $     3.71

Granted...........................................      1,248,000           1.34                                      $0.65
Exercised.........................................        (25,633)          0.61
Forfeited.........................................       (283,747)          8.07
                                                       ----------

Outstanding at December 31, 2001                        3,280,837           3.76      1,235,545          4.49

Granted...........................................      1,642,750           2.22                                       1.75
Exercised.........................................              -
Forfeited.........................................       (314,587)          5.11
                                                       ----------

Outstanding at December 31, 2002                        4,609,000           3.12      1,917,056          3.63

Granted...........................................        591,000           0.75                                      $0.50
Exercised.........................................        (35,800)          1.77
Forfeited.........................................     (2,237,825)          3.31
                                                       ----------

Outstanding at December 31, 2003                        2,926,375     $     2.55      1,651,534    $     3.11
                                                       ==========

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes information about stock options outstanding at December 31, 2003:

                                                         Options Outstanding                   Options Exercisable
                                             ---------------------------------------------   ------------------------
                                                              Weighted -        Weighted -                 Weighted -
                                                               Average            Average                    Average
                                             Number of        Remaining          Exercise    Number of      Exercise
       Range of Exercise Prices               Shares       Contractual Life        Price       Shares         Price
----------------------------------------     ---------     ----------------     ----------   ---------     ---------
$ 0.0000 - 2.3000.......................     2,102,375        8.2 years         $     1.51     887,824      $   1.51
$ 2.3001 - 4.6000.......................       570,750        4.6 years         $     3.48     553,650      $   3.49
$ 4.6001 - 6.9000.......................        61,500        4.5 years         $     5.53      60,250      $   5.54
$ 6.9001 - 9.2000.......................        72,250        6.0 years         $     8.88      60,185      $   8.88
$ 9.2001 - 11.5000......................        94,500        6.7 years         $    10.25      70,875      $  10.25
$ 11.5001 - 13.8000.....................        10,000        6.8 years         $    12.44       7,500      $  12.44
$ 13.8001 - 16.1000.....................        15,000        6.1 years         $    15.88      11,250      $  15.88
                                             ---------                          ----------   ---------      --------
                                             2,926,375                          $     2.55   1,651,534      $   3.11
                                             =========                          ==========   =========      ========

         In 2002, the Company loaned Belgian employees who received stock options in 1999 and 2000, 141,895 Euros to pay taxes assessed on those options by the Belgian Government. Even though stock options granted to all employees were granted at prices equal to the fair market value of the Common Stock on the date of the grant, Belgian employees who were recipients of stock options were assessed taxes based on the value determined under Belgian tax legislation dated March 26, 1999. The total amounts advanced in 2002 were based on each recipient's specific tax assessment. Due to the uncertainty of collecting the amounts loaned to the employees, the notes have been fully reserved for as of December 31, 2003 and 2002.

NOTE 10 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                    For the Years ended December 31,
                                                                                -----------------------------------------
                                                                                    2003          2002          2001
                                                                                ------------    --------      -----------
Supplemental disclosure of cash flow information:
            Interest paid..................................................     $    156,541    $341,998      $   188,294
            Income taxes paid..............................................          748,945           -          121,359

Supplemental disclosure of non-cash investing activities:
            Common stock issued in connection with acquisition.............     $          -    $284,458      $ 1,903,366
            Note receivable and preferred stock received
                   from sale of business unit..............................        1,553,000           -                -

Supplemental disclosure of non-cash financing activities:
            Common stock issued to redeem Series C preferred stock
                   and warrants (in shares)................................        2,000,000           -                -
            Increase in additional paid-in capital related to beneficial
                   conversion of Series D preferred stock..................      $ 3,720,000           -                -
            Deemed dividend on preferred stock.............................       (3,720,000)          -                -
            Dividends accrued on preferred stock...........................         (121,111)          -                -

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 11 - DISCONTINUED OPERATIONS

         On July 8, 2003, effective as of July 1, 2003, VASCO sold its VACMAN Enterprise ("VME") business, originally known as Intellisoft and/or Snareworks, to SecureD Services, Inc. (SSI). Under the terms of the agreement, VASCO received a senior secured promissory note with a face value of approximately $1.1 million, valued at $1.0 million by an independent valuation firm, and $2 million of Convertible Preferred Stock from SSI, valued at $0.6 million by an independent valuation firm, in exchange for the VACMAN Enterprise assets. The promissory note bears a 6% interest rate and is payable in 36 equal and consecutive monthly payments. The Preferred Stock includes a 6% cumulative stock dividend, payable quarterly, and can be converted into SSI's common stock at defined intervals beginning July 1, 2005. In accordance with Statement of Financial Accounting Standard (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the assets and liabilities of this business unit have been disaggregated from the operational assets and liabilities of the Company. The results of the operations of VME for the twelve months ended December 31, 2003 have been reported as results of discontinued operations. Prior periods have been restated to conform to this presentation. The Company recorded a gain on the sale of $1.4 million comprised of the proceeds of $1.6 million less net basis in the assets sold and related fees of the sale.

         Assets of and liabilities related to discontinued operations included in the consolidated balance sheet are as follows:

                                                       December 31,
                                                -----------------------
                                                  2003          2002
                                                -------     -----------
Accounts receivable....................         $     -     $    10,724
Prepaid expenses.......................               -          12,612
Property and equipment, net............               -         132,325
                                                -------     -----------
        Total Assets                            $     -     $   155,661
                                                =======     ===========
Accounts payable.......................         $     -     $       852
Deferred revenue.......................               -          75,721
Other accrued expenses.................               -          31,070
                                                -------     -----------
        Total Liabilities                       $     -     $   107,643
                                                =======     ===========

Prior to the sale, during 2003, discontinued operations had revenue of $1,033,269, cost of sales of $81,904 and operating expenses of $313,026.

NOTE 12 - EMPLOYEE BENEFIT PLAN

         The Company maintains a contributory profit sharing plan established pursuant to the provisions of Section 401(k) of the Internal Revenue Code, which provides benefits for eligible employees of the Company. In January 2001, the Company amended its benefit plan to allow Company-matching. For the years ended December 31, 2003, 2002 and 2001, the Company contributed $23,000, $19,000 and $0, respectively, to this plan.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 13 - GEOGRAPHIC AND CUSTOMER INFORMATION

         The Company allocates revenue based on the location of the country that initiates the sale. Information regarding geographic areas for the years ended December 31, 2003, 2002 and 2001 is as follows and has been restated to reflect discontinued operations:

                                                                      UNITED STATES      EUROPE         OTHER          TOTAL
                                                                      -------------   ------------   ------------   ------------
2003
  Revenue from continuing operations ............................     $  1,498,000    $ 19,201,000   $  2,167,000   $ 22,866,000
  Gross profit from continuing operations .......................        1,299,000      11,173,000      1,384,000     13,856,000
  Income from discontinued operations ...........................          638,000              --             --        638,000
  Gain on sales of discontinued operations ......................        1,357,000              --             --      1,357,000
  Long-lived assets related to continuing operations ............        2,610,000         973,000        143,000      3,726,000
  Long-lived assets related to discontinued operations ..........               --              --             --             --

2002
  Revenue from continuing operations ............................     $  1,423,000    $ 14,658,000   $  1,289,000   $ 17,370,000
  Gross profit from continuing operations .......................        1,161,000       8,658,000        391,000     10,210,000
  Income (loss) from discontinued operations ....................          754,000              --             --        754,000
  Long-lived assets related to continuing operations ............        1,849,000       1,449,000        100,000      3,398,000
  Long-lived assets related to discontinued operations ..........          132,000              --             --        132,000

2001
  Revenue from continuing operations ............................     $  1,448,000    $ 21,089,000   $    153,000   $ 22,690,000
  Gross profit from continuing operations .......................          808,000      11,437,000        105,000     12,350,000
  Income (loss) from discontinued operations ....................       (2,317,000)             --             --     (2,317,000)
  Long-lived assets related to continuing operations ............        1,870,000       1,877,000        111,000      3,858,000
  Long-lived assets related to discontinued operations ..........          296,000              --             --        296,000

         For the years 2003, 2002 and 2001, the Company's top 10 customers contributed 71%, 67% and 79%, respectively, of total worldwide revenues.

         In 2003, there were two customers that contributed more than 10% of consolidated revenues and in 2002 and 2001 there was one customer that contributed more than 10% of consolidated revenues.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

         The Company leases office space and automobiles under operating lease agreements expiring at various times through 2007.

         Future minimum rental payments required under non-cancelable leases are as follows:

           Year                 Amount
           ----                 ------
2004.....................    $  895,677
2005.....................       710,381
2006.....................       546,392
2007.....................        31,114
2008.....................        16,981
Thereafter...............        67,924
                             ----------
    Total................    $2,268,469
                             ==========

         Rent expense under operating leases aggregated approximately $685,000, $799,000 and $714,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         From time to time, the Company has been involved in litigation incidental to the conduct of its business. Currently, the Company is not a party to any lawsuit or proceeding that, in management's opinion, is likely to have a material adverse effect on its business, financial condition or results of operations.

NOTE 15 - RESTRUCTURING

         During the fourth quarter of 2001, the Company announced a restructuring of its operations to redirect resources to its core business, strong authentication and server software to enable enhanced security for the web, remote access, corporate networks and financial transactions. The restructuring included a reduction in workforce of approximately 60 employees, in addition to the write-off of intangible assets and property and equipment.

         A restructuring charge of $4,284,000 was recorded in the fourth quarter of 2001. Detail of this charge is as follows:

Write-off of goodwill .............................................               $  266,000
Write-off of software licenses .....................................               2,772,000
Write-off of other intangible assets ...............................                  32,000
Accrual of severance and related costs .............................                 901,000
Write-off of property and equipment ................................                  36,000
Other ..............................................................                 277,000
                                                                                  ----------
       Subtotal ....................................................               4,284,000
Accrual of severance and related costs
    related to discontinued operations .............................                 314,000
                                                                                  ----------
       Total related to continuing operations ......................              $3,970,000
                                                                                  ==========

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

         During the fourth quarter of 2002, the Company recorded additional restructuring charges of $320,000 related to operations in France and excess space in its U.S. headquarters. Of the $320,000 recorded, $134,400 remained unpaid at December 31, 2003 and is included in accrued expenses.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 16 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The quarterly results of operations for the fiscal year 2002 have been restated to reflect the operations of VME as a discontinued operation. See Note 11 - Discontinued Operations

                                                                  FIRST         SECOND          THIRD         FOURTH
                                                                 QUARTER        QUARTER        QUARTER        QUARTER
                                                               -----------    -----------    -----------    -----------
                         2003
Net sales ...............................................      $ 5,118,000    $ 5,953,000    $ 5,599,000    $ 6,196,000
Gross profit from continuing operations .................        2,959,000      3,531,000      3,453,000      3,913,000
Operating expenses ......................................        2,942,000      2,847,000      3,395,000      3,548,000
Operating income from continued operations ..............           17,000        684,000         58,000        365,000
Discontinued operations .................................          314,000        170,000      1,481,000         30,000
Net income ..............................................          481,000        721,000      1,288,000        266,000
Basic and diluted net income (loss) per share ...........      $      0.01    $      0.01    $     (0.08)   $      0.00
                                                               ===========    ===========    ===========    ===========
                         2002
Net sales ...............................................      $ 5,478,000    $ 3,761,000    $ 4,740,000    $ 3,391,000
Gross profit from continuing operations .................        3,249,000      2,115,000      2,679,000      2,167,000
Operating expenses ......................................        3,760,000      3,590,000      3,584,000      4,175,000
Operating income from continued operations ..............         (510,000)    (1,476,000)      (905,000)    (2,007,000)
Discontinued operations .................................          341,000        192,000        212,000          9,000
Net income ..............................................         (161,000)    (1,670,000)      (809,000)    (1,899,000)
Basic and diluted net income (loss) per share ...........      $     (0.02)   $     (0.07)   $     (0.04)   $     (0.07)
                                                               ===========    ===========    ===========    ===========

                                   SCHEDULE II

                     VASCO DATA SECURITY INTERNATIONAL, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                                 Bad Debt
          Allowance for Doubtful Accounts                      Beginning         Expense          Accounts      Ending
           For Trade Accounts Receivable                        Balance         (Recovery)      Written Off    Balance
          -------------------------------                      ---------        ----------      -----------    --------
Year ended December 31, 2003...........................        $ 461,129        $   91,692      $   (82,080)   $470,741
Year ended December 31, 2002...........................          206,913           320,735          (66,519)    461,129
Year ended December 31, 2001...........................          286,377           259,714         (339,178)    206,913

                                                                                Obsolescence
                                                               Beginning          Expense        Inventory      Ending
          Reserve for Obsolete Inventories                      Balance          (Recovery)     Written Off    Balance
          --------------------------------                     ---------        ------------    -----------    --------
Year ended December 31, 2003...........................        $ 111,566        $    140,788    $        -     $252,354
Year ended December 31, 2002...........................           91,518              20,048             -      111,566
Year ended December 31, 2001...........................                -             136,332       (44,814)      91,518

                  See accompanying independent auditors' report

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2004.

                                         VASCO Data Security International, Inc.

                                                  /s/ T. Kendall Hunt
                                         ---------------------------------------
                                         T. Kendall Hunt
                                         Chief Executive Officer

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED ON MARCH 29, 2004.

                                POWER OF ATTORNEY

         Each of the undersigned, in his capacity as an officer or director, or both, as the case may be, of VASCO Data Security International, Inc. does hereby appoint T. Kendall Hunt, and each of them severally, his true and lawful attorneys or attorney to execute in his name, place and stead, in his capacity as director or officer, or both, as the case may be, this Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and any and all amendments thereto and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission. Each of said attorneys shall have power to act hereunder with or without the other attorney and shall have full power and authority to do and perform in the name and on behalf of each of said directors or officers, or both, as the case may be, every act whatsoever requisite or necessary to be done in the premises, as fully and to all intents and purposes as to which each of said officers or directors, or both, as the case may be, might or could do in person, hereby ratifying and confirming all that said attorneys or attorney may lawfully do or cause to be done by virtue hereof.

             SIGNATURE                                           TITLE
             ---------                                           -----
         /s/ T. Kendall Hunt                       Chief Executive Officer and Chairman
------------------------------------------         (Principal Executive Officer)
T. Kendall Hunt

         /s/ Jan Valcke                            President and Chief Operating Officer
------------------------------------------         (Principal Operating Officer)
Jan Valcke

         /s/ Clifford K. Bown                      Chief Financial Officer and Secretary
------------------------------------------         (Principal Financial Officer and
Clifford K. Bown                                   Principal Accounting Officer)

         /s/  Michael P. Cullinane                 Director
------------------------------------------
Michael P. Cullinane

         /s/  Forrest D. Laidley                   Director
------------------------------------------
Forrest D. Laidley

         /s/  Michael A. Mulshine                  Director
------------------------------------------
Michael A. Mulshine

         /s/  John R. Walter                       Director
------------------------------------------
John R. Walter