Form 10-Q
period 2004-03-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2004-05-14
CIK 1044777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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
                           Yes X                            No
                              ---                               ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                           Yes X                            No
                              ---                               ---

         As of May 12, 2004, 31,756,804 shares of the Company's Common Stock, $.001 par value per share ("Common Stock"), were outstanding.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                          PAGE NO.


Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of

         March 31, 2004 (Unaudited) and December 31, 2003.....................3

         Consolidated Statements of Operations (Unaudited)
         for the three months ended March 31, 2004 and 2003...................4

         Consolidated Statements of Comprehensive Income (Unaudited)
         for the three months ended March 31, 2004 and 2003...................5

         Consolidated Statements of Cash Flows (Unaudited)
         for the three months ended March 31, 2004 and 2003...................6

         Notes to Consolidated Financial Statements...........................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........16

Item 4.  Controls and Procedures.............................................16

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................17


SIGNATURES...................................................................17

CERTIFICATIONS...............................................................18

----------
                  This report contains the following trademarks of the Company, some of which are registered: VASCO, AccessKey, VACMan Server and VACMan/CryptaPak, AuthentiCard and Digipass.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                 MARCH 31,        DECEMBER 31,
                                                                                                   2004               2003
                                                                                               ------------       ------------
                                                                                               (Unaudited)
ASSETS
  CURRENT ASSETS:
  Cash                                                                                         $  3,801,893       $  4,817,114
  Restricted cash                                                                                   365,190                 --
  Accounts receivable, net of allowance for doubtful accounts                                     4,393,882          2,522,670
  Inventories, net                                                                                1,185,408          1,074,647
  Prepaid expenses                                                                                  403,546            476,353
  Deferred income taxes                                                                              69,881             69,881
  Foreign sales tax receivable                                                                      557,892            362,372
  Other current assets                                                                              373,334            334,621
                                                                                               ------------       ------------
    Total current assets                                                                         11,151,026          9,657,658

Property and equipment
  Furniture and fixtures                                                                          1,903,318          1,940,399
  Office equipment                                                                                2,191,331          2,221,220
                                                                                               ------------       ------------
                                                                                                  4,094,649          4,161,619
  Accumulated depreciation                                                                       (3,295,968)        (3,279,527)
                                                                                               ------------       ------------
    Property and equipment, net                                                                     798,681            882,092

Intangible assets, net of accumulated amortization                                                1,296,784          1,378,362
Goodwill                                                                                            249,967            249,967
Note receivable and investment in SSI                                                             1,020,623          1,132,499
Other assets                                                                                         83,454             82,602
                                                                                               ------------       ------------
    TOTAL ASSETS                                                                               $ 14,600,535       $ 13,383,180
                                                                                               ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                             $  1,445,736       $  1,697,950
  Deferred revenue                                                                                1,169,205            386,446
  Accrued wages and payroll taxes                                                                 1,398,700          1,514,729
  Income taxes payable                                                                              219,152           (197,360)
  Other accrued expenses                                                                            905,656          1,037,840
                                                                                               ------------       ------------
    Total current liabilities                                                                     5,138,449          4,439,605

STOCKHOLDERS' EQUITY :
  Series D Convertible Preferred Stock, $10,000 par value - 500,000 shares authorized
    559 shares issued and outstanding in 2004, 800 shares issued and  outstanding in 2003         4,042,559          5,785,829
  Common stock, $.001 par value - 75,000,000 shares authorized; 31,720,204 shares
    issued and outstanding in 2004, 30,425,284 shares issued and outstanding in 2003                 31,720             30,425
  Additional paid-in capital                                                                     49,066,207         47,167,362
  Accumulated deficit                                                                           (43,191,668)       (43,693,494)
  Accumulated other comprehensive income (loss) -
    cumulative translation adjustment                                                              (486,732)          (346,547)
                                                                                               ------------       ------------
    Total stockholders' equity                                                                    9,462,086          8,943,575
                                                                                               ------------       ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 14,600,535       $ 13,383,180
                                                                                               ============       ============

          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              -------------------------------
                                                                  2004               2003
                                                              ------------       ------------
Net revenues                                                  $  6,021,247       $  5,118,467
Cost of goods sold                                               1,575,389          2,159,221
                                                              ------------       ------------
Gross profit                                                     4,445,858          2,959,246

Operating costs:
  Sales and marketing (exclusive of $(63) and $2,503 for
    the three months ended March 31, 2004 and 2003,
    respectively, reported below as non-cash
    compensation (recovery))                                     2,093,044          1,676,935
    Research and development                                       707,715            523,317
    General and administrative                                     745,978            739,507
    Non-cash compensation (recovery)                                   (63)             2,503
                                                              ------------       ------------
      Total operating costs                                      3,546,674          2,942,262
                                                              ------------       ------------

Operating income from continuing operations                        899,184             16,984

Interest income (expense), net                                      28,769            (49,237)
Other income, net                                                   76,645            200,370
                                                              ------------       ------------
Income before income taxes                                       1,004,598            168,117
Provision for income                                               421,931                 --
                                                              ------------       ------------
    Net income from continuing operations                          582,667            168,117

Discontinued operations:
    Income from discontinued operations, net of tax                     --            313,234
                                                              ------------       ------------
Net income                                                         582,667            481,351

Preferred stock accretion and dividends                            (80,840)          (290,996)
                                                              ------------       ------------
Net income available to common shareholders                   $    501,827       $    190,355
                                                              ============       ============

Basic and diluted net income per common share:
    Income from continuing operations                         $       0.02       $         --
    Income from discontinued operations                                 --               0.01
                                                              ------------       ------------
                                                              $       0.02       $       0.01
                                                              ============       ============

Weighted average common shares outstanding:
    Basic                                                       31,167,558         28,389,484
                                                              ============       ============
    Dilutive                                                    31,897,800         28,431,763
                                                              ============       ============

          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                         -------------------------
                                            2004            2003
                                         ---------       ---------

Net income                               $ 582,667       $ 481,351

Other comprehensive income (loss) -
  cumulative translation adjustment       (140,185)        (58,718)
                                         ---------       ---------
Comprehensive income                     $ 442,482       $ 422,633
                                         =========       =========

          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                 -----------------------------
                                                                                    2004              2003
                                                                                 -----------       -----------
Cash flows from operating activities:
  Net income from continuing operations                                          $   582,667       $   168,117
     Adjustments to reconcile net income from continuing operations to net cash provided  by (used in) operating activities:
       Depreciation and amortization                                                 166,927           273,046
       Non-cash compensation expense (recovery)                                          (63)            2,503
       Changes in assets  and  liabilities, net of effects of acquisitions:
         Accounts receivable, net                                                 (1,989,363)         (896,030)
         Inventories, net                                                           (146,560)          318,490
         Prepaid expenses                                                             66,194            44,665
         Foreign sales tax receivable                                               (212,681)         (287,731)
         Other current assets                                                            503           (13,508)
         Other assets                                                                 (1,417)               --
         Accounts payable                                                           (214,775)          726,877
         Deferred revenue                                                            813,405         1,035,654
         Accrued wages and payroll taxes                                             (76,201)         (139,979)
         Income taxes payable                                                        423,334           (67,344)
         Accrued expenses                                                            (72,479)          161,852
  Net cash provided by discontinued operations                                            --           118,060
                                                                                 -----------       -----------
Net cash provided by (used in) operations                                           (660,509)        1,444,672
                                                                                 -----------       -----------

Cash flows from investing activities:
  Acquisition of Identikey, Ltd.                                                          --            (7,341)
  Additions to property and equipment, net                                           (13,796)          (12,362)
  Increase in restricted cash                                                       (365,190)               --
  Payments received on note receivable                                                72,660                --
                                                                                 -----------       -----------
Net cash used in investing activities                                               (306,326)          (19,703)
                                                                                 -----------       -----------

Cash flows from financing activities:
  Repayment of debt                                                                       --           (62,009)
  Proceeds from exercise of stock options                                             27,677                --
  Dividends paid on preferred stock                                                   (2,042)               --
                                                                                 -----------       -----------
Net cash provided by (used in) financing activities                                   25,635           (62,009)
                                                                                 -----------       -----------

Effect of exchange rate changes on cash                                              (74,021)          (86,401)
                                                                                 -----------       -----------

Net increase (decrease) in cash                                                   (1,015,221)        1,276,559
Cash, beginning of period                                                          4,817,114         2,615,935
                                                                                 -----------       -----------
Cash, end of period                                                              $ 3,801,893       $ 3,892,494
                                                                                 ===========       ===========

          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of VASCO Data Security International, Inc. and its subsidiaries (collectively, the "Company" or "VASCO") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

RESTRICTED CASH

         The restricted cash of $365,190 supports a bank guarantee issued in favor of a customer relating to a contract prepayment. Under the terms of the contract, the customer has the right to put a claim on the guarantee if the Company does not perform. The guarantee automatically ceases on January 31, 2012, but can be cancelled earlier upon mutual agreement of both parties. It is the Company's intention to fulfill the contract during 2004 and cancel the guarantee.

RECLASSIFICATION

         Certain amounts in the first-quarter 2003 consolidated financial statements have been reclassified to conform to the full-year 2003 and 2004 presentation.

         Effective July 1, 2003 the Company sold its VACMAN Enterprise ("VME") business unit, originally known as Intellisoft and/or Snareworks, to SecureD Services, Inc. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the assets and liabilities of VME have been disaggregated from the operational assets and liabilities of the Company and the results of operations of the Company for the three-month period ended March 31, 2003, have been restated to present separately the results of operations of VME as the results of discontinued operations.

         Additionally, certain operating expenses incurred by the Company's Australian subsidiary for the three-month period ended March 31, 2003 have been reclassified from Research and Development to Sales and Marketing to conform the first quarter 2003 presentation to the full year 2003 and 2004 presentation and to reflect the Australian subsidiary's increased focus on sales and marketing.

STOCK-BASED COMPENSATION

        At March 31, 2004, the Company had a stock-based employee compensation plan. The Company accounts for the plan using the intrinsic method under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based compensation is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation', to stock-based employee compensation:


                                                               Three months ended March 31,
                                                               ----------------------------
                                                                    2004           2003
                                                                 ---------      ---------
Net income available to common shareholders, as reported ..      $ 501,827      $ 190,355
Deduct: Total stock-based employee compensation determined
  under fair value-based methods for all awards, net of tax        266,843        252,132
                                                                 ---------      ---------
Pro forma net income (loss) ...............................      $ 234,984      $ (61,777)
                                                                 =========      =========

Net income per common share-basic and diluted:
  As reported .............................................      $    0.02      $    0.01
  Pro forma ...............................................      $    0.01      $      --

NOTE 2 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Accounts receivable represents sales made to customers on credit. An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payment for goods and services. Accounts receivable, net of the allowance for doubtful accounts, as of March 31, 2004 and December 31, 2003, are as follows:

                                            March 31,        December 31,
                                               2004              2003
                                           -----------       -----------

      Accounts receivable ...........      $ 4,780,071       $ 2,993,141
      Allowance for doubtful accounts         (386,189)         (470,471)
                                           -----------       -----------
        Accounts receivable, net ....      $ 4,393,882       $ 2,522,670
                                           ===========       ===========

NOTE 3- INVENTORIES

         Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) method.

         Inventories, net of valuation allowance of $256,643 and $252,354 at March 31, 2004 and December 31, 2003, respectively, are comprised of the following:

                                               March 31,      December 31,
                                                 2004            2003
                                              ----------      ----------

      Component parts ..................      $  377,326      $  277,065
      Work-in-process and finished goods         808,082         797,582
                                              ----------      ----------
                 Total .................      $1,185,408      $1,074,647
                                              ==========      ==========

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

         At March 31, 2004 and December 31, 2003, the ending balances of goodwill and capitalized technology are as follows:

                                          March 31,        December 31,
                                            2004              2003
                                         -----------       -----------

      Goodwill ....................      $   249,967       $   249,967
                                         ===========       ===========

      Capitalized technology ......      $ 5,462,949       $ 5,462,949
      Accumulated amortization ....       (4,166,165)       (4,084,587)
                                         -----------       -----------
        Capitalized technology, net      $ 1,296,784       $ 1,378,362
                                         ===========       ===========

NOTE 5 - OTHER ACCRUED EXPENSES

         Accrued expenses are comprised of the following:

                                   March 31,     December 31,
                                     2004            2003
                                  ----------      ----------

      Restructuring reserve       $   99,666      $  134,368
      Other accrued expenses         805,990         903,472
                                  ----------      ----------
                                  $  905,656      $1,037,840
                                  ==========      ==========

         The decrease in the restructuring reserve from December 31, 2003 to March 31, 2004 is due to the reduction in the lease liability related to excess capacity.

NOTE 6 - STOCKHOLDERS' EQUITY

         During the first quarter of 2004, the Company issued 32,500 shares of Common Stock as a result of the exercise of options under the Company's stock option plan generating total proceeds of $27,677. In addition, 241 shares of the Company's Series D 5% Cumulative Convertible Voting Preferred Stock were converted resulting in the issuance of 1,205,000 shares of the Company's Common Stock.

NOTE 7 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                                          Three months ended March 31,
                                                                              2004            2003
                                                                           ----------      ----------
Supplemental disclosure of cash flow information:
Interest paid .......................................................      $    3,330      $    1,753
Income taxes paid ...................................................              --          63,764

Supplemental disclosure of non-cash financing activities:
  Common stock issued to Series D preferred stock shareholders
  upon conversion of 241 shares of preferred stock (1,205,000 shares)      $1,743,270              --

  Common stock issued to Series D preferred stock shareholders
  as a dividend payment (57,420 shares) .............................      $  126,256              --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is based upon the Company's consolidated results of operations for the three months ended March 31, 2004 and 2003 (percentages in the discussion are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-Q. Results of prior periods have been restated to report the results from the VACMAN Enterprise business as a discontinued operation.

         We design, develop, market and support identity authentication products that reduce the risk of loss from unauthorized transactions by validating a person's identity using a one-time password and obtaining a legally- enforceable digital signature, if needed, for financial transactions. Our products are used currently in a wide variety of applications including, but not limited to, Internet banking, Internet brokerage, e-commerce applications dealing with web or mobile access and various corporate network access applications. As evidenced by our current customer base, our products are purchased by companies and, depending on the business application, are distributed to either its employees or its customers. Those customers may be other businesses or as an example in the case of Internet banking, the banks' retail customers.

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

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003.

         Economic Conditions: The Company's revenues may vary significantly with changes in the economic conditions in the countries in which it sells products currently. With the Company's current concentration of revenues in Europe and specifically in the banking/finance vertical market, significant changes in the economic outlook for the European banking market may have a significant effect on the revenues of the Company. During difficult economic periods, our customers often delay the rollout of existing applications and defer purchase decisions related to the implementation of our product in new applications.

         Currency Fluctuations. In the first quarter of 2004 and 2003, approximately 90% and 95%, respectively, of the Company's revenue were generated outside the United States. In addition, approximately 79% of its operating expenses in both periods were incurred outside of the United States. As a result, changes in currency, especially the Euro to U.S. Dollar, can have a significant impact on revenue and expenses. To minimize the net impact of currency, the Company attempts to denominate its billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency. In addition, the Company denominates the majority of our supply contracts in U.S. dollars.

         The Euro strengthened approximately 17% and the Australian Dollar strengthened approximately 30% against the U.S. Dollar in the first quarter of 2004 as compared to the first quarter of 2003. The Company estimates that the strengthening of the two currencies in 2004 compared to 2003 resulted in an increase in revenues of approximately $400,000 and an increase in operating expenses of approximately $420,000.

         The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. Foreign exchange transaction gains aggregating $70,000 in the first quarter of 2004 and $199,000 in the first quarter of 2003 are included in other non-operating income (expense).

REVENUE

         Revenues by Geographic Regions: We sell the majority of our products in European countries with significant sales in the United States and other countries, primarily Australia, Asia/Pacific and South America. The breakdown of revenue in each of our major geographic areas was as follows:


First Quarter            Europe        United States   Other Countries       Total
-----------------      ----------      -------------   ---------------    ----------
Total Revenue:
    2004               $4,924,000       $  624,000       $  473,000       $6,021,000
    2003                4,553,000          249,000          316,000        5,118,000

Percent of Total:
2004                           82%              10%               8%             100%
2003                           89%               5%               6%             100%

         Total revenues in the first quarter of 2004 increased $903,000 or 18% over 2003. Revenue generated in Europe was $371,000, or 8% higher than 2003. The increase was primarily attributable to the benefit from changes in the currency rate. Revenue generated in United States was $375,000 or 150% higher than 2003 and was primarily attributable to new customers in 2004. Revenue generated from other countries was $157,000 or 50% higher and also primarily reflects revenues from new customers in 2004.

         Revenues by Target Market: Revenues are generated currently from two primary markets, banking/finance ("Banking") and corporate network access ("CNA") through the use of both direct and indirect sales channels. The breakdown of revenue between the two primary markets is as follows:

First Quarter           Banking            CNA              Total
-------------------   -----------      -----------       -----------
Total Revenue:
     2004             $ 4,527,000      $ 1,494,000       $ 6,021,000
     2003               3,926,000        1,192,000         5,118,000

Percent of Total:
     2004                      75%              25%              100%
     2003                      77%              23%              100%

         Revenues from the Banking market increased $601,000 or 15% in the first quarter of 2004 over 2003 and revenues from the CNA market increased $302,000 or 25% in the same period. The increase in revenues in both markets is attributable, in part, to the development of the indirect sales channel, which includes distributors, resellers, and solution partners. The indirect sales channel supplements the Company's direct sales force in the Banking market and is the primary source of revenues in the CNA market.

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

GROSS PROFIT AND OPERATING EXPENSES

         The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenues for the quarters ended March 31, 2004 and 2003.

                                                     Percentage of Revenue
                                                    Quarter Ended March 31,
                                                    -----------------------
                                                       2004        2003
                                                      -----       -----

Revenues .....................................        100.0%      100.0%
Cost of goods sold ...........................         26.2        42.2
                                                      -----       -----
Gross profit .................................         73.8        57.8
Operating costs:
      Sales and marketing ....................         34.7        32.8
      Research and development ...............         11.8        10.2
      General and administrative .............         12.4        14.5
      Non-cash compensation (recovery) .......         --          --
                                                      -----       -----
              Total operating costs ..........         58.9        57.4
                                                      -----       -----
Operating income from continuing operations ..         14.9         0.3
Interest income (expense) ....................          0.5        (0.9)
Other income, net ............................          1.3         3.9
                                                      -----       -----
Income before income taxes ...................         16.7         3.3
Provision for income taxes ...................          7.0        --
                                                      -----       -----
Net income from continuing operations ........          9.7         3.3
                                                      =====       =====

Gross Profit

         Consolidated gross profit for the quarter March 31, 2004 was $4,446,000, an increase of $1,487,000, or 50%, from the quarter ended March 31, 2003. Gross profit as a percentage of revenue was 74% in the first quarter of 2004, as compared to 58% in the first quarter of 2003. The increase in the gross profit as a percentage of revenue was primarily related to four factors; the change of mix of sales within our Banking market, the increase in revenues from Corporate Network Access market as a percentage of total revenues, the lower cost of product produced, and the stronger Euro. Sales to new customers, both in Banking and Corporate Network Access markets, are generally for smaller quantities and, therefore, have higher margins than sales to our larger customers in the Banking market.

         Gross profit as a percentage of revenue improved as a result of a change in mix of sales within the Banking market. In 2004, orders from the Company's larger strategic Banking customers were a smaller percentage of total revenue. The larger strategic Banking customers generally benefit from volume purchase discounts and, as a result, have a lower average selling price and a lower gross margin as a percentage of revenue. As a result of the larger customers being a smaller percentage of Banking revenues, the margin within the Banking market in 2004 was higher than in 2003.

         Consolidated gross profits, as a percentage of revenue, benefited in 2004 as revenues from the CNA market increased from 23% to 25% of total revenue. The average gross profit as a percentage of revenue on sales made to the CNA market is substantially higher than the average gross profit percentage on sales made to the Banking market. The difference in the margin percentages between the two markets reflects the fact that orders from Banking market are substantially larger than orders from the CNA market and that the Company provides volume purchase discounts.

         The average cost per unit sold declined approximately 25% in the first quarter of 2004 compared to the first quarter of 2003. The decline in cost is primarily attributable to a change in the mix of units sold and a reduction in the per-unit cost of each model.

         As previously noted, the Company's purchases of inventory are denominated in U.S. dollars. Also, as previously noted, the Company denominates a portion of its sales in Euros in order to offset the affects of currency on operating expenses. As the Euro and Australian dollars strengthened during the year, revenues from sales made in Euros and Australian Dollars increased, as measured in U.S. Dollars, without the corresponding increase in cost of goods sold. The benefit from changes in currency rates as noted above was approximately $400,000 and represents an improvement in the gross profit rate of approximately 1.8 percentage points.

Sales and Marketing Expenses

         Consolidated sales and marketing expenses for the quarter ended March 31, 2004 were $2,093,000, an increase of $416,000, or 25%, from the first quarter of 2003. This increase was primarily due to increased strength of the Euro and Australian Dollar to the U.S. Dollar and to increases in compensation-related expenses, including the cost of agents in countries where the Company does not have a direct sales presence. The average full-time sales and marketing employee headcount was 46 in the first quarters of both 2004 and 2003.

Research and Development Expenses

         Consolidated research and development costs for the quarter ended March 31, 2004 were $708,000, an increase of $184,000, or 35%, from the first quarter of 2003. This increase was primarily due to increased strength of the Euro and Australian Dollar to the U.S. Dollar and to increased costs related to the introduction of new products. Average full-time research and development employee headcount for continuing operations was 17 in both 2004 and 2003.

General and Administrative Expenses

         Consolidated general and administrative expenses for the quarter ended March 31, 2004 were $746,000, an increase of $6,000, or 1%, from the first quarter of 2003. This increase was primarily due to increased strength of the Euro and Australian Dollar to the U.S. Dollar partially offset by reductions in expenses related to professional services and collections of accounts receivable that had previously been included in reserves for doubtful accounts. Average full-time general and administrative employee headcount in 2004 was 11 compared to 10 in 2003.

         Because our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are fixed, a small variation in the timing of recognition of revenue could cause significant variations in operating results from quarter to quarter.

Interest Income (Expense), Net

         Consolidated net interest income (expense) was income of $29,000 in 2004 compared to expense of $49,000 in 2003. This change in expense was primarily due to the repayment of all debt in 2003 and the collection of amounts due under the installment note from SecureD Services, Inc. The Company invested its cash balances in savings accounts earning nominal rates of interest.

Other Income (Expense)

         Other income (expense) primarily includes exchange gains (losses) on transactions that are denominated in currencies other than the subsidiaries' functional currency. The decrease in other income of $124,000 in 2004 from 2003 primarily reflects the decrease in U.S. Dollar denominated liabilities as a result of the repayment of the term loan in the third quarter of 2003.

Income Taxes

         Income tax expense in the first quarter of 2004 was $422,000 and compares to no expense in 2003. The expense relates primarily to the Belgian operating subsidiary, whose tax loss carryforwards were fully utilized in 2003. The rate in 2004 reflects the Company's current estimate of its tax rate for the full year, but may vary in future periods as earnings are realized in different countries with different tax attributes.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash was $3,802,000 at March 31, 2004, which is a decrease of approximately $1,015,000 or 21% from $4,817,000 at December 31, 2003. The decrease in cash was primarily related to an increase in days sales outstanding in accounts receivable partially offset by positive earnings before interest, taxes, depreciation and amortization (EBITDA).

         In addition, the Company has restricted cash of $365,190 at March 31, 2004. The Company expects that the restrictions on the cash will be removed as product is shipped throughout the next twelve months.

         Days sales outstanding in net accounts receivable increased from 37 days at December 31, 2003 to 66 days at March 31, 2004. Days sales outstanding in receivables increased in the first quarter as a higher percentage of the revenue in the quarter was realized in the final month of the quarter. In addition, days sales outstanding in the fourth quarter of 2003 benefited from prepayments for orders that were shipped in the quarter.

         EBITDA from continuing operations for the quarter ended March 31, 2004 and 2003 were $1,143,000 and $490,000, respectively. A reconciliation of EBITDA to net income (loss) from continuing operations for the three-month periods ended March 31, 2004 and 2003 follows:

                                                        Three Months Ended
                                                            March 31,
                                                  ------------------------------
                                                     2004               2003
                                                  -----------       -----------
                                                          (unaudited)

EBITDA from continuing operations                 $ 1,143,000       $   490,000

Interest (income) expense, net                        (29,000)           49,000
Tax provision                                         422,000                --
Depreciaton and amortization                          167,000           273,000
                                                  -----------       -----------
Net income (loss) from continuing operations      $   583,000       $   168,000
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

         At March 31, 2004, the Company had an overdraft agreement in place with Fortis Bank, secured by the Company's trade accounts receivable, wherein the Company could borrow up to 2,000,000 Euros. Based on receivable balances as of March 31, 2004, the full amount of the overdraft agreement was available to the Company. There were no borrowings outstanding under the overdraft agreement at March 31, 2004.

         As of March 31, 2004, the Company had working capital of $6,013,000, an increase of $795,000, or 15%, compared with $5,218,000 at December 31, 2003.

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

         For additional information related to risks, refer to Certain Factors noted in Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Company's market risk during the three-month period ended March 31, 2004. For additional information, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

         The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company's disclosure controls and procedures (as defined pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chairman and Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.  .

         (a) EXHIBITS:

         Exhibit 31.1 Statement Under Oath of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, May 13, 2004.

         Exhibit 31.2 Statement Under Oath of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2004.

         Exhibit 32.1 Statement Under Oath of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2004.

         Exhibit 32.2 Statement Under Oath of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2004.

         (b) REPORTS ON FORM 8-K:

         (i) A Form 8-K was furnished on February 13, 2004 in connection with a press release and broadly accessible conference call to discuss the Company's fourth quarter earnings and results of operations for the fiscal year ended 2003.

         (ii) On April 23, 2004, we furnished a Current Report on Form 8-K reporting financial results for the first quarter ended March 31, 2004.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2004.

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