Form 10-Q
period 2004-06-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2004-08-13
CIK 1044777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                     Yes  [ ]                         No  [X]

      As of July 31, 2004, 32,574,467 shares of the Company's Common Stock, $.001 par value per share ("Common Stock"), were outstanding.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                                    FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

                                                                                       PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of
         June 30, 2004 (Unaudited) and December 31, 2003........................        3

         Consolidated Statements of Operations (Unaudited)
         for the three and six months ended June 30, 2004 and 2003..............        4

         Consolidated Statements of Comprehensive Income (Unaudited)
         for the three and six months ended June 30, 2004 and 2003..............        5

         Consolidated Statements of Cash Flows (Unaudited)
         for the six months ended June 30, 2004 and 2003........................        6

         Notes to Consolidated Financial Statements.............................        7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..................................................        9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............       17

Item 4.  Controls and Procedures................................................       17

PART II. OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders....................       17

Item 6.  Exhibits and Reports on Form 8-K.......................................       18

SIGNATURES......................................................................       18

CERTIFICATIONS..................................................................       19

-----------------------
            This report contains the following trademarks of the Company, some of which are registered: VASCO, AccessKey, VACMan Server and VACMan/CryptaPak, AuthentiCard and Digipass.

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                JUNE 30,    DECEMBER 31,
                                                                                                  2004          2003
                                                                                             ------------   ------------
                                                                                              (UNAUDITED)
ASSETS
 CURRENT ASSETS:
    Cash                                                                                     $  6,204,810   $  4,817,114
    Restricted cash                                                                               144,984              -
    Accounts receivable, net of allowance for doubtful accounts                                 4,565,901      2,522,670
    Inventories, net                                                                              995,920      1,074,647
    Prepaid expenses                                                                              373,803        476,353
    Deferred income taxes                                                                          69,881         69,881
    Foreign sales tax receivable                                                                  237,258        362,372
    Other current assets                                                                          365,190        334,621
                                                                                             ------------   ------------
       Total current assets                                                                    12,957,747      9,657,658

 Property and equipment:
    Furniture and fixtures                                                                      1,905,390      1,940,399
    Office equipment                                                                            2,194,396      2,221,220
                                                                                             ------------   ------------
                                                                                                4,099,786      4,161,619
    Accumulated depreciation                                                                   (3,348,749)    (3,279,527)
                                                                                             ------------   ------------
       Property and equipment, net                                                                751,037        882,092

 Intangible assets, net of accumulated amortization                                             1,215,205      1,378,362
 Goodwill                                                                                         249,967        249,967
 Note receivable and investment in SSI                                                            966,267      1,132,499
 Other assets                                                                                      75,039         82,602
                                                                                             ------------   ------------
       TOTAL ASSETS                                                                          $ 16,215,262   $ 13,383,180
                                                                                             ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable                                                                         $  2,214,586   $  1,697,950
    Deferred revenue                                                                              620,940        386,446
    Accrued wages and payroll taxes                                                             1,252,708      1,514,729
    Income taxes payable                                                                          756,783       (197,360)
    Other accrued expenses                                                                        980,027      1,037,840
                                                                                             ------------   ------------
       Total current liabilities                                                                5,825,044      4,439,605

 STOCKHOLDERS' EQUITY:
    Series D Convertible Preferred Stock, $10,000 par value - 500,000 shares authorized
       398 shares issued and outstanding in 2004, 800 shares issued and outstanding in 2003     2,878,161      5,785,829
    Common stock, $.001 par value - 75,000,000 shares authorized; 32,571,842 shares
       issued and outstanding in 2004, 30,425,284 shares issued and outstanding in 2003            32,572         30,425
    Additional paid-in capital                                                                 50,283,616     47,167,362
    Accumulated deficit                                                                       (42,303,684)   (43,693,494)
    Accumulated other comprehensive loss -
       Cumulative translation adjustment                                                         (500,447)      (346,547)
                                                                                             ------------   ------------
       Total stockholders' equity                                                              10,390,218      8,943,575
                                                                                             ------------   ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 16,215,262   $ 13,383,180
                                                                                             ============   ============

          See accompanying notes to consolidated financial statements.

\
                     VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                     JUNE 30,                   JUNE 30,
                                                         ---------------------------   ---------------------------
                                                            2004            2003          2004           2003
                                                         ------------   ------------   ------------   ------------
Net revenues                                             $  7,173,771   $  5,952,649   $ 13,195,018   $ 11,071,117
Cost of goods sold                                          2,098,857      2,422,199      3,674,246      4,581,419
                                                         ------------   ------------   ------------   ------------
Gross profit                                                5,074,914      3,530,450      9,520,772      6,489,698
Operating costs:
      Sales and marketing                                   2,149,405      1,531,410      4,242,449      3,208,345
      Research and development                                663,127        595,545      1,370,842      1,118,863
      General and administrative                              783,588        715,112      1,529,566      1,454,620
      Non-cash compensation                                       145          5,840             82          8,343
                                                         ------------   ------------   ------------   ------------
             Total operating costs                          3,596,265      2,847,907      7,142,939      5,790,171

Operating income from continuing operations                 1,478,649        682,543      2,377,833        699,527

Interest income (expense), net                                 25,245        (47,832)        54,014        (97,069)
Other income (expense), net                                   (31,763)       180,347         44,882        380,717
                                                         ------------   ------------   ------------   ------------
Income before income taxes                                  1,472,131        815,058      2,476,729        983,175
Provision for income taxes                                    519,226        264,462        941,157        264,462
                                                         ------------   ------------   ------------   ------------
      Net income from continuing operations                   952,905        550,596      1,535,572        718,713
Discontinued operations:
      Income from discontinued operations, net of tax               -        170,225              -        483,459
                                                         ------------   ------------   ------------   ------------
Net income                                                    952,905        720,821      1,535,572      1,202,172
Preferred stock accretion and dividends                       (64,921)      (290,996)      (145,761)      (581,992)
                                                         ------------   ------------   ------------   ------------
Net income available to common shareholders              $    887,984   $    429,825   $  1,389,811   $    620,180
                                                         ============   ============   ============   ============
Basic and diluted net income per common share:
      Income from continuing operations                  $       0.03   $       0.01   $       0.04   $          -
      Income from discontinued operations                           -              -              -           0.02
                                                         ------------   ------------   ------------   ------------
                                                         $       0.03   $       0.01   $       0.04   $       0.02
                                                         ============   ============   ============   ============
Weighted average common shares outstanding:
      Basic                                                31,937,943     28,389,484     31,552,751     28,389,484
                                                         ============   ============   ============   ============
      Dilutive                                             35,240,319     28,436,854     32,266,441     28,419,508
                                                         ============   ============   ============   ============

          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  JUNE 30,                 JUNE 30,
                                           ---------------------   ------------------------
                                              2004       2003         2004         2003
                                           ---------   ---------   -----------  -----------
Net income                                 $ 952,905   $ 720,821   $ 1,535,572  $ 1,202,172
Other comprehensive loss -
        cumulative translation adjustment    (13,715)    (80,911)     (153,900)    (139,269)
                                           ---------   ---------   -----------  -----------
Comprehensive income                       $ 939,190   $ 639,910   $ 1,381,672  $ 1,062,903
                                           =========   =========   ===========  ===========

                See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                    -------------------------
                                                                                       2004          2003
                                                                                    -----------   -----------
Cash flows from operating activities:
      Net income from continuing operations                                         $ 1,535,572   $   718,713
           Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
                Depreciation and amortization                                           332,638       550,103
                Non-cash compensation expense                                                82         8,343
                Changes in assets and liabilities, net of effects of acquisitions:
                     Accounts receivable, net                                        (2,198,512)     (712,952)
                     Inventories, net                                                    40,972        57,930
                     Prepaid expenses                                                    89,782        88,937
                     Foreign sales tax receivable                                       115,838      (193,389)
                     Other current assets                                               (12,212)      (13,106)
                     Other assets                                                         6,620             -
                     Accounts payable                                                   593,851       470,161
                     Deferred revenue                                                   254,003       462,665
                     Accrued wages and payroll taxes                                   (208,605)     (374,066)
                     Income taxes payable                                               982,066       203,721
                     Accrued expenses                                                   (33,919)      288,704
      Net cash provided by discontinued operations                                            -       254,498
                                                                                    -----------   -----------
Net cash provided by operating activities                                             1,498,176     1,810,262
                                                                                    -----------   -----------
Cash flows from investing activities:
      Acquisition of Identikey, Ltd.                                                          -        (7,341)
      Additions to property and equipment                                               (71,931)      (11,843)
      Increase in restricted cash                                                      (144,984)            -
      Payments received on note receivable                                              147,523             -
                                                                                    -----------   -----------
Net cash used in investing activities                                                   (69,392)      (19,184)
                                                                                    -----------   -----------
Cash flows from financing activities:
      Repayment of debt                                                                       -      (124,048)
      Proceeds from exercise of stock options                                            76,115             -
      Dividends paid on preferred stock                                                 (11,382)            -
                                                                                    -----------   -----------
Net cash provided by (used in) financing activities                                      64,733      (124,048)
                                                                                    -----------   -----------

Effect of exchange rate changes on cash                                                (105,821)     (299,937)
                                                                                    -----------   -----------
Net increase  in cash                                                                 1,387,696     1,367,093
Cash, beginning of period                                                             4,817,114     2,615,935
                                                                                    -----------   -----------
Cash, end of period                                                                 $ 6,204,810   $ 3,983,028
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

RESTRICTED CASH

      Restricted cash supports a bank guarantee issued in favor of a customer relating to a contract prepayment. Under the terms of the contract, the Company will have unrestricted use of this cash when it has fulfilled its commitment to deliver the products. The customer has the right to put a claim on the guarantee if the Company does not perform. The guarantee automatically ceases on January 31, 2012, but can be cancelled earlier upon mutual agreement of both parties or when all of the products have been delivered. It is the Company's intention to fulfill the contract during 2004.

STOCK-BASED COMPENSATION

      At June 30, 2004, the Company had a stock-based employee compensation plan. The Company accounts for the plan using the intrinsic method under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based compensation is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation', to stock-based employee compensation:

                                                            Three months ended June 30,     Six months ended June 30,
                                                            ---------------------------     -------------------------
                                                              2004              2003            2004          2003
                                                            --------          --------      ----------      ---------
Net income available to common shareholders as reported     $887,984          $429,825      $1,389,811      $620,180
Deduct: Total stock-based employee compensation
 determined under fair-value-based methods for
 all awards, net of tax................................      266,843           260,185         533,686       512,038
                                                            --------          --------      ----------      --------
      Pro forma net income.............................     $621,141          $169,640      $  856,125      $108,142
                                                            ========          ========      ==========      ========
Net income per common share-basic and diluted:
    As reported........................................     $   0.03          $   0.01      $     0.04      $   0.02
    Pro forma..........................................     $   0.02          $      -      $     0.03      $      -

NOTE 2 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

      Accounts receivable represents sales made to customers on credit. An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payment for goods and services. Accounts receivable, net of the allowance for doubtful accounts, as of June 30, 2004 and December 31, 2003 are as follows:

                                          June 30,    December 31,
                                           2004          2003
                                        -----------   ------------
Accounts receivable.................    $ 4,907,616   $ 2,993,141
   Allowance for doubtful accounts..       (341,715)     (470,471)
                                        -----------   -----------
      Accounts receivable, net......    $ 4,565,901   $ 2,522,670
                                        ===========   ===========

NOTE 3- INVENTORIES

      Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) method.

      Inventories, net of valuation allowance of $232,236 and $252,354 at June 30, 2004 and December 31, 2003, respectively, are comprised of the following:

                                                 June 30,    December 31,
                                                  2004          2003
                                                 --------    ------------
Component parts ...............................  $326,166    $  277,065
Work-in-process and finished goods.............   669,754       797,582
                                                 --------    ----------
            Total .............................  $995,920    $1,074,647
                                                 ========    ==========

NOTE 4 - GOODWILL AND OTHER INTANGIBLES

      At June 30, 2004 and December 31, 2003, the ending balances of goodwill and capitalized technology are as follows:

                                                               June 30,         December 31,
                                                                 2004               2003
                                                             -----------        -------------
Goodwill.................................................    $   249,967        $   249,967
                                                             ===========        ===========
Capitalized technology...................................      5,462,949          5,462,949
Accumulated amortization.................................     (4,247,744)        (4,084,587)
                                                             -----------        -----------
   Capitalized technology, net...........................    $ 1,215,205        $ 1,378,362
                                                             ===========        ===========

      Amortization expense for the six months ended June 30, 2004 was $163,157.

      Estimated amortization expense for the years ended:

December 31, 2004.................               $ 326,326
December 31, 2005.................                 326,314
December 31, 2006.................                 326,314
December 31, 2007.................                 326,314
December 31, 2008.................                  73,095

NOTE 5 - OTHER ACCRUED EXPENSES

      Accrued expenses are comprised of the following:

                                                          June 30,       December 31,
                                                           2004              2003
                                                         ---------       -------------
Restructuring reserve............................        $  73,443       $   134,368
Other accrued expenses...........................          906,584           903,472
                                                         ---------       -----------
                                                         $ 980,027       $ 1,037,840
                                                         =========       ===========

      The decrease in the restructuring reserve from December 31, 2003 to June 30, 2004 is primarily due to the reduction in the lease liability related to excess capacity.

NOTE 6 - STOCKHOLDERS' EQUITY

      During the first six months of 2004, the Company issued 76,500 shares of Common Stock as a result of the exercise of options under the Company's stock option plan generating total proceeds of $76,115. In addition, 402 shares of the Company's Series D 5% Cumulative Convertible Voting Preferred Stock were converted resulting in the issuance of 2,010,000 shares of the Company's Common Stock.

NOTE 7 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                     Six months ended June 30,
                                                                                     -------------------------
                                                                                        2004         2003
                                                                                     ----------    ----------
Supplemental disclosure of cash flow information:
     Interest paid..............................................................     $    9,217    $    1,753
     Income taxes paid..........................................................             -         63,764
Supplemental disclosure of non-cash financing activities:
     Common stock issued to Series D preferred stock shareholders
          upon conversion of 402 shares of preferred stock  (2,010,000 shares)..      2,907,668             -
     Common stock issued to Series D preferred stock shareholders
          as a dividend payment  (60,058 shares)................................        134,536             -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion is based upon the Company's consolidated results of operations for the three and six months ended June 30, 2004 and 2003 (percentages in the discussion are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-Q. Results of prior periods have been restated to report the results from the

VACMAN Enterprise business as a discontinued operation.

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

COMPARISON OF RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003.

      Economic Conditions: The Company's revenues may vary significantly with changes in the economic conditions in the countries in which it sells products currently. With the Company's current concentration of revenues in Europe and specifically in the banking/finance vertical market, significant changes in the economic outlook for the European banking market may have a significant effect on the revenues of the Company. During difficult economic periods, our customers often delay the rollout of existing applications and defer purchase decisions related to the implementation of our products in new applications.

      Currency Fluctuations. In the second quarter of both 2004 and 2003, approximately 91% of the Company's revenue was generated outside the United States. For the six months ended June 30, 2004 and 2003, approximately 91% and 93%, respectively, were generated outside of the United States.

      In addition, approximately 79% and 75% of its operating expenses in the second quarter of 2004 and 2003, respectively, were incurred outside of the United States. For the first six months ended June 30, 2004 and 2003, approximately 80% and 77%, respectively, of its operating expenses were incurred outside of the United States.

      As a result, changes in currency, especially the Euro to U.S. Dollar, can have a significant impact on revenue and expenses. To minimize the net impact of currency, the Company attempts to denominate its billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency. In addition, the Company denominates the majority of its supply contracts in U.S. dollars.

      The Euro strengthened approximately 8% and 12% against the U.S. Dollar for the quarter and six months ended June 30, 2004, respectively, as compared to the same periods in 2003. The Australian Dollar strengthened approximately 16% and 23% against the U.S. Dollar for the quarter and six months ended June 30, 2004, respectively, as compared to the same periods in 2003. The Company estimates that the strengthening of the two currencies in 2004 compared to 2003 resulted in an increase in revenues of approximately $253,000 and $649,000 for the quarter and six months ended June 30, 2004, respectively, and an increase in operating expenses of approximately $219,000 and $642,000 for the quarter and six months ended June 30, 2004, respectively.

      The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. Foreign exchange transaction losses aggregating $44,000 in the second quarter of 2004 compare to gains for the second quarter of 2003 of $180,000 and for the six months ended June 30, 2004, transaction gains of $26,000 compare to gains of $379,000 for the first six months of 2003. The change in transaction gains and losses are primary related to the dollar denominated term-loan to Dexia Bank that was repaid in full in the third quarter of 2003. Transaction gains and losses are included in other non-operating income (expense).

REVENUE

      Revenue by Geographic Regions: We sell the majority of our products in European countries with significant sales in the United States and other countries, primarily Australia, Asia/Pacific and South America. The breakdown of revenue for the quarter and six months ended June 30, 2004 and 2003 in each of our major geographic areas was as follows:

                                                                            Other
                                       Europe        United States        Countries        Total
                                     -----------     -------------       ----------      -----------
SECOND QUARTER ENDED JUNE 30:

Total Revenue:
       2004                         $  5,754,000     $     617,000       $  803,000      $ 7,174,000
       2003                            4,785,000           526,000          642,000        5,953,000
Percent of Total:
       2004                                   80%                9%              11%             100%
       2003                                   80%                9%              11%             100%
SIX MONTHS ENDED JUNE 30:

Total Revenue:
       2004                         $ 10,678,000     $   1,241,000       $1,276,000      $13,195,000
       2003                            9,338,000           774,000          959,000       11,071,000

Percent of Total:
       2004                                   81%                9%              10%             100%
       2003                                   84%                7%               9%             100%


      Total revenue in the second quarter of 2004 increased $1,221,000 or 21% over the second quarter of 2003. Geographically, revenue generated in Europe was $969,000, or 20% higher than 2003, revenue generated in the United States was $91,000 or 17% higher than 2003 and revenue generated from other countries was $161,000 or 25% higher than 2003. Approximately $253,000 of the increase was attributable to the benefit from changes in the currency rate with the balance of the increase being attributable to increased volume and a higher average price per unit. The higher average price per unit in 2004 reflected the increase in the number of customers and a lower average order quantity as compared to 2003.

      Total revenue for the six months ended June 30, 2004 increased $2,124,000 or 19% over the first six months of 2003. Geographically, revenue generated in Europe was $1,340,000, or 14% higher than 2003, revenue generated in United States was $467,000 or 60% higher than 2003 and revenue generated from other countries was $317,000 or 33% higher than 2003. Approximately $649,000 of the increase was attributable to the benefit from changes in the currency rate with the balance of the increase being attributable to increased volume and a higher average price per unit. The higher average price per unit in 2004 reflected the increase in the number of customers and a lower average order quantity as compared to 2003. For the first six months of 2004, the top ten customers accounted for approximately 56% of total revenue as compared to 76% of revenue in 2003.

      Revenue by Target Market: Revenues are generated currently from two primary markets, banking/finance ("Banking") and corporate network access ("CNA") through the use of both direct and indirect sales channels. The breakdown of revenue between the two primary markets is as follows:

                                       Banking           CNA                Total
                                     -----------     -------------       -----------
SECOND QUARTER ENDED JUNE 30:

Total Revenue:
       2004                          $ 5,754,000     $   1,420,000       $ 7,174,000
       2003                            4,419,000         1,534,000         5,953,000
Percent of Total:
       2004                                   80%               20%              100%
       2003                                   74%               26%              100%

SIX MONTHS ENDED JUNE 30:

Total Revenue:
       2004                          $10,281,000     $   2,914,000       $13,195,000
       2003                            8,345,000         2,726,000        11,071,000

Percent of Total:
       2004                                   78%               22%              100%
       2003                                   75%               25%              100%

      Total revenue in the second quarter of 2004 from the Banking market increased $1,335,000 or 30% over the second quarter of 2003 and revenue from the CNA market decreased $114,000 or 7% in the same period. While the increase in total revenues is attributable, in part, to the development of the indirect sales channel, which includes distributors, resellers, and solution partners, the distribution of the revenues between the markets in large part reflects the sales channel's focus on banking opportunities. The indirect sales channel supplements the Company's direct sales force in the Banking market and is the primary source of revenues in the CNA market.

      Total revenue for the first six months of 2004 from the Banking market increased $1,936,000 or 23% compared to the first six months of 2003 and revenue from the CNA market increased $188,000 or 7% in the same period. The increase in total revenue is primarily attributable to the development of the indirect sales channel noted above.

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

GROSS PROFIT AND OPERATING EXPENSES

      The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenues for the quarters and six months ended June 30, 2004 and 2003:

                                                                   Quarter Ended June 30,    Six Months Ended June 30,
                                                                  -----------------------    -------------------------
                                                                    2004           2003        2004            2003
                                                                  -------       ---------    -------          --------
Revenues..................................................          100.0%        100.0%       100.0%          100.0%
Cost of goods sold........................................           29.3          40.7         27.8            41.4
                                                                    -----         -----        -----            ----
Gross profit..............................................           70.7          59.3         72.2            58.6
Operating costs:
         Sales and marketing..............................           30.0          25.7         32.2            29.0
         Research and development.........................            9.2          10.0         10.4            10.1
         General and administrative.......................           10.9          12.0         11.6            13.1
         Non-cash compensation............................            0.0           0.1          0.0             0.1
                                                                    -----         -----        -----            ----
                           Total operating costs                     50.1          47.8         54.2            52.3
                                                                    -----         -----        -----            ----
Operating income from continuing operations...............           20.6          11.5         18.0             6.3
Interest income (expense).................................            0.3          (0.8)         0.4            (0.8)
Other income (expense), net...............................           (0.4)          3.0          0.3             3.4
                                                                    -----         -----        -----            ----
Income before income taxes................................           20.5          13.7         18.7             8.9
Provision for income taxes................................            7.2           4.4          7.1             2.4
                                                                    -----         -----        -----            ----
Net income from continuing operations.....................           13.3           9.3         11.6             6.5
                                                                    =====         =====        =====            ====

GROSS PROFIT

      Consolidated gross profit for the quarter ended June 30, 2004 was $5,075,000, an increase of $1,544,000, or 44%, from the quarter ended June 30, 2003. Gross profit as a percentage of revenue was 71% in the second quarter of 2004, as compared to 59% in the second quarter of 2003. The increase in the gross profit as a percentage of revenue was primarily related to three factors; the change of mix of sales within our Banking market, the lower cost of product produced, and the stronger Euro. Sales to new customers, both in Banking and Corporate Network Access markets, are generally for smaller quantities and, therefore, have higher average selling prices and result in higher margins than sales to our larger customers in the Banking market.

      Consolidated gross profit for the six months ended June 30, 2004 was $9,521,000, an increase of $3,031,000, or 47%, from the comparable period in 2003. Gross profit as a percentage of revenue was 72% for the first six months of 2004, as compared to 59% for the comparable period in 2003. The increase in the gross profit as a percentage of revenue was due to the same factors noted for the quarter ended June 30, 2004.

As noted above, gross profit as a percentage of revenue improved as a result of a change in mix of sales within the Banking market. In 2004, orders from the Company's larger strategic Banking customers were a smaller percentage of total revenue. The larger strategic Banking customers generally benefit from volume purchase discounts and, as a result, have a lower average selling price and a lower gross margin as a percentage of revenue. As a result of the larger customers being a smaller percentage of Banking revenues, the margin within the Banking market in 2004 was higher than in 2003.

      The average cost per unit sold declined approximately 11% in the second quarter of 2004 and 19% for the first six months of 2004 compared to the same periods in 2003. The decline in cost is primarily attributable to a change in the mix of units sold and a reduction in the per-unit cost of most models.

      As previously noted, the Company's purchases of inventory are denominated in U.S. dollars. Also, as previously noted, the Company denominates a portion of its sales in Euros in order to offset the affects of currency on operating expenses. As the Euro and Australian Dollar strengthened during the year, revenues from sales made in Euros and Australian Dollars increased, as measured in U.S. Dollars, without the corresponding increase in cost of goods sold. The benefit from changes in currency rates as noted above was approximately $253,000 for the quarter and $649,000 for the six months ended June 30, 2004. The benefit represents an improvement in the gross profit rate of approximately 1.0 and 1.5 percentage points for the three and six months ended June 30, 2004, respectively.

OPERATING EXPENSES

Sales and Marketing Expenses

      Consolidated sales and marketing expenses for the quarter ended June 30, 2004 were $2,149,000, an increase of $618,000, or 40%, from the second quarter of 2003. This increase was primarily due to increased strength of the Euro and Australian Dollar to the U.S. Dollar, increases in compensation-related expenses, including the cost of agents in countries where the Company does not have a direct sales presence, and increased trade show and other marketing expense associated with providing support to our reseller network. The average full-time sales and marketing employee headcount, excluding agents, was 46 in the second quarters of both 2004 and 2003.

      Consolidated sales and marketing expenses for the six months ended June 30, 2004 were $4,242,000, an increase of $1,034,000, or 32%, from the same period of 2003. The increase in expense was related to the same factors noted for the quarter above.

Research and Development Expenses

      Consolidated research and development costs for the quarter ended June 30, 2004 were $663,000, an increase of $68,000, or 11%, from the second quarter of 2003. This increase was primarily due to increased strength of the Euro and Australian Dollar to the U.S. Dollar and increased compensation expenses. Average full-time research and development employee headcount for continuing operations was 18 in 2004 compared to 17 in 2003.

      Consolidated research and development costs for the six months ended June 30, 2004 were $1,371,000, an increase of $252,000, or 23%, from the same period of 2003. This increase was primarily due to increased strength of the Euro and Australian Dollar to the U.S. Dollar, compensation expenses and increased costs related to the introduction of new products. Average full-time research and development employee headcount for continuing operations was 17 in both 2004 and 2003.

General and Administrative Expenses

      Consolidated general and administrative expenses for the quarter ended June 30, 2004 were $784,000, an increase of $68,000, or 10%, from the second quarter of 2003. This increase was primarily due to increased strength of the Euro and Australian Dollar to the U.S. Dollar, increased compensation expenses and lower recoveries of bad debt expenses recorded in prior periods partially offset by reductions in depreciation expense and expenses related to professional services. Average full-time general and administrative employee headcount in 2004 was 11 compared to 10 in 2003.

      Consolidated general and administrative expenses for the six months ended June 30, 2004 were $1,530,000, an increase of $75,000, or 5%, from the same period of 2003. This increase was due to the same factors as noted for the second quarter.

Interest Income (Expense), Net

      Consolidated net interest income (expense) was income of $25,000 in the second quarter and $54,000 for the first six months of 2004 compared to expense of $48,000 and $97,000 for the comparable periods in 2003. This change in expense was primarily due to the repayment of all debt in 2003 and the collection of amounts due under the installment note from SecureD Services, Inc.
(SSI). The Company invested its cash balances in savings accounts earning nominal rates of interest.

Other Income (Expense), Net

      Other income (expense) primarily includes exchange gains (losses) on transactions that are denominated in currencies other than the subsidiaries' functional currency. The decrease in other income of $212,000 for the quarter and $336,000 for the first six months in 2004 from 2003 primarily reflects the decrease in U.S. Dollar denominated liabilities as a result of the repayment of the term loan in the third quarter of 2003.

Income Taxes

      Income tax expense in the second quarter and first six months of 2004 was $519,000 and $941,000, respectively, and compares to $264,000 for both periods in 2003. The expense relates primarily to the Belgian operating subsidiary, whose tax loss carry-forwards were fully utilized in 2003. The rate in 2004 reflects the Company's current estimate of its tax rate for the full year, but may vary in future periods as earnings are realized in different countries with different tax attributes.

      At December 31, 2003, the Company had United States net operating loss carry-forwards approximating $27,650,000 and foreign net operating loss carry-forwards approximating $4,070,000. Such losses are available to offset future taxable income in the respective jurisdictions and expire in varying amounts beginning in 2004 and continuing through 2023. In addition, if certain substantial changes in the Company's ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. carry-forwards that could be utilized.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash was $6,350,000 at June 30, 2004, which is an increase of approximately $1,533,000 or 32% from $4,817,000 at December 31, 2003. The increase in cash was primarily related to positive earnings before interest, taxes, depreciation and amortization (EBITDA) partially offset by an increase in days sales outstanding in accounts receivable.

      The cash balance noted above includes restricted cash of $145,000 at June 30, 2004. The Company expects that the restrictions on the cash will be removed as product is shipped throughout the next six months.

      Days sales outstanding in net accounts receivable increased from 37 days at December 31, 2003 to 58 days at June 30, 2004. Days sales outstanding in receivables increased in the second quarter as a higher percentage of the revenue in the quarter was realized in the final month of the quarter. In addition, days sales outstanding in the fourth quarter of 2003 benefited from prepayments for orders that were shipped in the quarter.

      EBITDA from continuing operations for the quarter and six months ended June 30, 2004 were $1,613,000 and $2,756,000, respectively, and reflect an increase of $473,000 or 41% and $1,126,000 or 69% over the same periods of the prior year. A reconciliation of EBITDA to net income from continuing operations for the three and six-month periods ended June 30, 2004 and 2003 follows:

                                                       Three Months Ended,                     Six Months Ended,
                                                -------------------------------          ------------------------------
                                                June 30, 2004     June 30, 2003          June 30, 2004    June 30, 2003
                                                -------------     -------------          -------------    --------------
                                                        (unaudited)                                (unaudited)
EBITDA from continuing operations                $ 1,613,000      $ 1,140,000            $ 2,756,000      $ 1,630,000
Interest expense (income), net                       (25,000)          48,000                (54,000)          97,000
Provision for income taxes                           519,000          264,000                941,000          264,000
Depreciation and amortization                        166,000          277,000                333,000          550,000
                                                 -----------      -----------            -----------      -----------
Net income from continuing operations            $   953,000      $   551,000            $ 1,536,000      $   719,000
                                                 ===========      ===========            ===========      ===========

      EBITDA is used by management for comparisons to other companies within our industry as an alternative to generally accepted accounting principles measures and is used by investors and analysts in evaluating performance. EBITDA from continuing operations is computed by adding back net interest, taxes, depreciation and amortization to net income from continuing operations as reported. EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States. EBITDA, as defined above, may not be comparable to similarly titled measures reported by other companies.

      At June 30, 2004, the Company had an overdraft agreement in place with Fortis Bank, secured by the Company's trade accounts receivable, wherein the Company could borrow up to 2,000,000 Euros. Based on receivable balances as of June 30, 2004, the full amount of the overdraft agreement was available to the Company. There were no borrowings outstanding under the overdraft agreement at June 30, 2004.

      As of June 30, 2004, the Company had working capital of $7,133,000, an increase of $1,915,000, or 37%, compared with $5,218,000 at December 31, 2003.

      The Company believes that its current cash balances, credit available under its existing overdraft agreement, the anticipated cash generated from operations, including the realization of deferred revenue recorded as a current liability, and deposits that will be received in future quarters on orders of the Digipass product will be sufficient to meet its anticipated cash needs over the next twelve months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no material changes in the Company's market risk during the six-month period ended June 30, 2004. For additional information, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

      The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company's disclosure controls and procedures (as defined pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chairman and Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.

      There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

On June 22, 2004 the Shareholders of the Company entitled to vote thereon elected the following individuals as Directors of the Company (total shares eligible to vote were 33,642,071; total shares voted were 26,485,815):

      Name                              For           Against     Abstain
--------------------                 ----------       -------     -------
T. Kendall Hunt                      26,028,973          -        456,842
Michael Cullinane                    26,002,042          -        483,773
Forrest D. Laidley                   25,963,054          -        522,761
Michael A. Mulshine                  25,987,594          -        498,221
John R. Walter                       26,003,512          -        482,303

There were 1,221,740 broker non-votes for the matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.  .

      (a)   EXHIBITS:

      Exhibit 31.1 Statement Under Oath of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, August 12, 2004.

      Exhibit 31.2 Statement Under Oath of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2004.

      Exhibit 32.1 Statement Under Oath of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2004.

      Exhibit 32.2 Statement Under Oath of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2004.

      (b) REPORTS ON FORM 8-K:

      (i) On July 23, 2004 we furnished a Current Report on Form 8-K reporting financial results for the second quarter ended June 30, 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2004.

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