Form 10-Q
period 2004-09-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2004-11-12
CIK 1044777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    -----------------------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                    Yes [ ]                    No [X]

      As of October 31, 2004, 32,829,176 shares of the Company's Common Stock, $.001 par value per share ("Common Stock"), were outstanding.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                                    FORM 10-Q
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                                                                                                                         PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003......................        3

         Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30,
         2004 and 2003...............................................................................................        4

         Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended
         September 30, 2004 and 2003.................................................................................        5

         Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2004 and 2003.....        6

         Notes to Consolidated Financial Statements..................................................................        7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................       10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................................       18

Item 4.  Controls and Procedures.....................................................................................       18

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................................................................       19

SIGNATURES..........................................................................................................        19

CERTIFICATIONS......................................................................................................        20

--------------------

            This report contains the following trademarks of the Company, some of which are registered: VASCO, AccessKey, VACMan Server and VACMan/CryptaPak, AuthentiCard and Digipass.

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                                                           2004           2003
                                                                                                       -------------  ------------
                                                                                                        (UNAUDITED)
ASSETS
      CURRENT ASSETS:
           Cash                                                                                         $    8,800     $    4,817
           Restricted cash                                                                                     148              -
           Accounts receivable, net of allowance for doubtful accounts                                       3,534          2,523
           Inventories, net                                                                                  1,180          1,075
           Prepaid expenses                                                                                    668            476
           Deferred income taxes                                                                                70             70
           Foreign sales tax receivable                                                                        403            362
           Other current assets                                                                                368            335
                                                                                                        ----------     ----------
               Total current assets                                                                         15,171          9,658
      Property and equipment:
           Furniture and fixtures                                                                            1,716          1,940
           Office equipment                                                                                  2,272          2,222
                                                                                                        ----------     ----------
                                                                                                             3,988          4,162
           Accumulated depreciation                                                                         (3,245)        (3,280)
                                                                                                        ----------     ----------
               Property and equipment, net                                                                     743            882

      Intangible assets, net of accumulated amortization                                                     1,134          1,378
      Goodwill                                                                                                 250            250
      Note receivable and investment in SSI                                                                    879          1,132
      Other assets                                                                                              77             83
                                                                                                        ----------     ----------
               TOTAL ASSETS                                                                             $   18,254     $   13,383
                                                                                                        ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
      CURRENT LIABILITIES:
           Accounts payable                                                                             $    2,124     $    1,698
           Deferred revenue                                                                                    549            386
           Accrued wages and payroll taxes                                                                   1,428          1,515
           Income taxes payable                                                                              1,246           (197)
           Other accrued expenses                                                                            1,139          1,038
                                                                                                        ----------     ----------
               Total current liabilities                                                                     6,486          4,440

      Deferred warranty revenues                                                                               103              -

      STOCKHOLDERS' EQUITY :
           Series D 5% cumulative convertible voting preferred stock, $10,000 par value - 500,000 shares authorized - 388 shares issued and
               outstanding in 2004, 800 shares issued and outstanding in 2003                                2,806          5,786
           Common stock, $.001 par value - 75,000,000 shares authorized; 32,625,050 shares
               issued and outstanding in 2004, 30,425,284 shares issued and outstanding in 2003                 33             30
           Additional paid-in capital                                                                       50,360         47,167
           Accumulated deficit                                                                             (41,153)       (43,693)
           Accumulated other comprehensive income (loss) -
               Cumulative translation adjustment                                                              (381)          (347)
                                                                                                        ----------     ----------
               Total stockholders' equity                                                                   11,665          8,943
                                                                                                        ----------     ----------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $   18,254     $   13,383
                                                                                                        ==========     ==========

          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                                    ------------------------    ------------------------
                                                                       2004          2003          2004          2003
                                                                    ----------    ----------    ----------    ----------
Net revenues                                                        $    7,400    $    5,599    $   20,595    $   16,670
Cost of goods sold                                                       2,244         2,146         5,918         6,727
                                                                    ----------    ----------    ----------    ----------
Gross profit                                                             5,156         3,453        14,677         9,943
Operating costs:
      Sales and marketing                                                1,975         1,713         6,218         4,921
      Research and development                                             677           613         2,048         1,732
      General and administrative                                           855         1,037         2,384         2,492
      Restructuring costs                                                  (32)            -           (32)            -
      Non-cash compensation                                                  -            32             -            40
                                                                    ----------    ----------    ----------    ----------
           Total operating costs                                         3,475         3,395        10,618
                                                                                                                   9,185
Operating income from continuing operations                              1,681            58         4,059           758
Interest income (expense), net                                              34           (22)           88          (120)
Other income (expense), net                                                (45)           (5)            -           376
                                                                    ----------    ----------    ----------    ----------
Income before income taxes                                               1,670            31         4,147
                                                                                                                   1,014
Provision for income taxes                                                 469           225         1,410           489
                                                                    ----------    ----------    ----------    ----------
      Net income (loss) from continuing operations                       1,201          (194)        2,737
                                                                                                                     525
Discontinued operations:
      Income (loss) from discontinued operations, net of tax                 -            (7)            -           597
      Gain on sale of discontinued operations                                -         1,488             -         1,368
                                                                    ----------    ----------    ----------    ----------
Net income                                                               1,201         1,287         2,737         2,490
Preferred stock beneficial conversion option                                 -        (3,720)            -        (3,720)
Preferred stock accretion and dividends                                    (51)          (67)         (197)         (649)
                                                                    ----------    ----------    ----------    ----------
Net income (loss) available to common shareholders                  $    1,150    $   (2,500)   $    2,540    $   (1,879)
                                                                    ==========    ==========    ==========    ==========
Basic net income (loss) per common share:
      Income (loss) from continuing operations                      $     0.04    $    (0.13)         0.08         (0.13)
      Income from discontinued operations                                    -          0.05             -          0.07
                                                                    ----------    ----------    ----------    ----------
                                                                    $     0.04    $    (0.08)   $     0.08    $    (0.06)
                                                                    ==========    ==========    ==========    ==========
Diluted net income (loss) per common share:
      Income (loss) from continuing operations                      $     0.03    $    (0.13)   $     0.08    $    (0.13)
      Income from discontinued operations                                    -          0.05             -          0.07
                                                                    ----------    ----------    ----------    ----------
                                                                    $     0.03    $    (0.08)   $     0.08    $    (0.06)
                                                                    ==========    ==========    ==========    ==========
Weighted average common shares outstanding:
      Basic                                                             32,578        30,392        31,897        29,211
                                                                    ==========    ==========    ==========    ==========
      Dilutive                                                          35,172        31,222        35,217        29,510
                                                                    ==========    ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                                    -----------------------   ------------------------
                                                                       2004         2003         2004          2003
                                                                    ----------   ----------   ----------    ----------
Net income                                                          $    1,201   $    1,287   $    2,737    $    2,490
Other comprehensive income (loss) - cumulative translation
  adjustment                                                               119            8          (34)         (131)
                                                                    ----------   ----------   ----------    ----------
Comprehensive income                                                $    1,320   $    1,295   $    2,703    $    2,359
                                                                    ==========   ==========   ==========    ==========

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                      2004                 2003
                                                                                   ----------           ----------
Cash flows from operating activities:
     Net income from continuing operations                                         $    2,737           $      525
         Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
             Depreciation and amortization                                                503                  817
             Non-cash compensation expense                                                  -                   40
             Changes in assets and liabilities:
                Accounts receivable, net                                               (1,068)                 334
                Inventories, net                                                         (126)                  79
                Prepaid expenses                                                         (200)                 171
                Foreign sales tax receivable                                              (48)                (201)
                Other current assets                                                       (5)                 (61)
                Accounts payable                                                          464                 (180)
                Deferred revenue                                                          170                  (14)
                Accrued wages and payroll taxes                                           (57)                (158)
                Income taxes payable                                                    1,466                  400
                Accrued expenses                                                          184                  146
                Deferred warranty revenues                                                103                    -
     Net cash provided by discontinued operations                                           -                  437
                                                                                   ----------           ----------
Net cash provided by operating activities                                               4,123                2,335
                                                                                   ----------           ----------
Cash flows from investing activities:
     Acquisition of Identikey, Ltd.                                                         -                   (7)
     Other assets                                                                           4                   (4)
     Disposal of property and equipment, net                                                -                  132
     Additions to property and equipment, net                                            (132)                 (49)
     Increase in restricted cash                                                         (148)                   -
     Payments received on note receivable                                                 225                   46
                                                                                   ----------           ----------
Net cash provided by (used in) investing activities                                       (51)                 118
                                                                                   ----------           ----------
Cash flows from financing activities:
     Repayment of debt                                                                      -               (3,590)
     Purchase and retirement of Series C preferred stock and warrants                       -               (3,000)
     Net proceeds from the sale of Series D preferred stock and warrants                    -                7,316
     Proceeds from exercise of stock options                                               79                   48
     Dividends paid on preferred stock                                                   (132)                   -
                                                                                   ----------           ----------
Net cash provided by (used in) financing activities                                       (53)                 774
                                                                                   ----------           ----------
Effect of exchange rate changes on cash                                                   (36)                (319)
                                                                                   ----------           ----------
Net increase  in cash                                                                   3,983                2,908
Cash, beginning of period                                                               4,817                2,616
                                                                                   ----------           ----------
Cash, end of period                                                                $    8,800           $    5,524
                                                                                   ==========           ==========

          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (ALL AMOUNTS ARE IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

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

RESTRICTED CASH

      Restricted cash of $148 at September 30, 2004 supports a bank guarantee issued in favor of a customer relating to a contract prepayment. Under the terms of the contract, the Company will have unrestricted use of this cash when it has fulfilled its commitment to deliver the products. The customer has the right to put a claim on the guarantee if the Company does not perform. The guarantee automatically ceases on January 31, 2012, but can be cancelled earlier upon mutual agreement of both parties or when all of the products have been delivered. It is the Company's intention to materially fulfill the contract during 2004, with remaining deliveries to be completed during the first quarter of 2005.

STOCK-BASED COMPENSATION

      At September 30, 2004, the Company had a stock-based employee compensation plan. The Company accounts for the plan using the intrinsic method under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based compensation is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                                       Three months ended         Nine months ended
                                                                         September 30,               September 30,
                                                                       2004          2003          2004          2003
                                                                    ----------    -----------   ----------   -----------
Net income (loss) available to common stockholders as reported ..   $    1,150    $   (2,500)   $    2,540    $   (1,879)
Deduct: Total stock-based employee compensation
 determined under fair-value-based methods for
 all awards, net of tax .........................................          267           251           800           764
                                                                    ----------    ----------    ----------    ----------
      Pro forma net income (loss) ...............................   $      883    $   (2,751)   $    1,740    $   (2,643)
                                                                    ==========    ==========    ==========    ==========
Net income (loss) per common share-basic
    As reported .................................................   $     0.04    $    (0.08)   $     0.08    $    (0.06)
    Pro forma ...................................................   $     0.03    $    (0.09)   $     0.05    $    (0.09)

Net income (loss) per common share-diluted:
    As reported .................................................   $     0.03    $    (0.08)   $     0.08    $    (0.06)
    Pro forma ...................................................   $     0.03    $    (0.09)   $     0.05    $    (0.09)

Weighted average shares outstanding:
   Basic ........................................................       32,578        30,392        31,897        29,211
                                                                    ==========    ==========    ==========    ==========
   Diluted ......................................................       35,172        31,222        35,217        29,510
                                                                    ==========    ==========    ==========    ==========

NOTE 2 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

      Accounts receivable represents sales made to customers on credit. An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payment for goods and services. Accounts receivable, net of the allowance for doubtful accounts, as of September 30, 2004 and December 31, 2003 are as follows:

                                          September 30,  December 31,
                                              2004           2003
                                          -------------  ------------
Accounts receivable ....................   $    3,830    $    2,993
   Allowance for doubtful accounts .....         (296)         (470)
                                           ----------    ----------
     Accounts receivable, net ..........   $    3,534    $    2,523
                                           ==========    ==========

NOTE 3- INVENTORIES

      Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) method.

      Inventories, net of valuation allowance of $237 and $252 at September 30, 2004 and December 31, 2003, respectively, are comprised of the following:

                                           September 30,   December 31,
                                               2004            2003
                                           ------------    ------------
Component parts ........................    $      527     $      277
Work-in-process and finished goods .....           653            798
                                            ----------     ----------
         Total .........................    $    1,180     $    1,075
                                            ==========     ==========

NOTE 4 - GOODWILL AND OTHER INTANGIBLES

      At September 30, 2004 and December 31, 2003, the ending balances of goodwill and capitalized technology are as follows:

                                           September 30,   December 31,
                                               2004            2003
                                           ------------    ------------
Goodwill ...............................   $        250    $        250
                                           ============    ============
Capitalized technology .................          5,463           5,463
Accumulated amortization ...............         (4,329)         (4,085)
                                           ------------    ------------
   Capitalized technology, net .........   $      1,134    $      1,378
                                           ============    ============

      Amortization expense for the three and nine- month periods ended September 30, 2004 was $83 and $244, respectively.

December 31, 2004 .....     $ 326
December 31, 2005 .....       326
December 31, 2006 .....       326
December 31, 2007 .....       326
December 31, 2008 .....        73

NOTE 5 - OTHER ACCRUED EXPENSES

      Accrued expenses are comprised of the following:

                                           September 30,    December 31,
                                                2004            2003
                                           -------------   -------------
Restructuring reserve ..................   $          23   $         134
Other accrued expenses .................   $       1,116   $         904
                                           -------------   -------------
                                           $       1,139   $       1,038
                                           =============   =============

      The restructuring reserve decreased $111 from December 31, 2003 to September 30, 2004 as a result of the monthly reduction in the lease liability related to excess capacity totaling $79, and the elimination of the remaining reserve balance of $32 due to the renegotiation of the US headquarter's office lease.

NOTE 6 - DEFERRED WARRANTY

      The Company's standard practice is to provide a warranty on its authenticators for one year after the date of purchase. Customers may purchase extended warranties covering periods from one to three years after the standard warranty period. The Company defers the revenue associated with the extended warranty and recognizes it into income on a straight-line basis over the extended warranty period.

      The deferred warranty revenue as of September 30, 2004 will be recognized as income as follows:

    Year              Amount
-------------      -----------
2005 ........      $       14
2006 ........              34
2007 ........              34
2008 ........              21
                   ----------
                   $      103
                   ==========

NOTE 7 - STOCKHOLDERS' EQUITY

      During the first nine months of 2004, the Company issued 79,125 shares of Common Stock as a result of the exercise of options under the Company's stock option plan generating total proceeds of $79. In addition, 412 shares of the Company's Series D 5% Cumulative Convertible Voting Preferred Stock were converted resulting in the issuance of 2,060,000 shares of the Company's Common Stock and 60,641 shares of the Company's Common Stock were issued as dividends to the Series D preferred stockholders in 2004.

NOTE 8 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                             Nine months ended September 30,
                                                                                             -------------------------------
                                                                                                  2004             2003
                                                                                             --------------   --------------
Supplemental disclosure of cash flow information:
         Interest paid ...................................................................   $           11   $          206
         Income taxes paid ...............................................................                -   $           64

Supplemental disclosure of non-cash investing activities:
         Note receivable and preferred stock received from sale of business unit .........                -   $        1,553

Supplemental disclosure of non-cash financing activities:
         Common stock issued to redeem Series C preferred stock and warrants
              (in shares) ................................................................                -        2,000,000
         Increase in additional paid-in capital related to beneficial conversion
              of Series D preferred stock ................................................                -   $        3,720
         Deemed dividend on preferred stock ..............................................                -   $       (3,720)
         Common stock issued to Series D preferred stockholders upon conversion
              of 412 shares of preferred stock  (2,060,000 shares) .......................   $        2,980                -
         Common stock issued to Series D preferred stockholders
              as a dividend payment  (60,641 shares) .....................................   $          136                -
         Accrued dividend payable ........................................................   $           50   $           20

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS (IN THOUSANDS, EXCEPT HEADCOUNT DATA)

      The following discussion is based upon the Company's consolidated results of operations for the three and nine months ended September 30, 2004 and 2003 (percentages in the discussion are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-Q. Results of prior periods have been restated to report the results from the VACMAN Enterprise business as a discontinued operation.

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

COMPARISON OF RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (DOLLARS IN THOUSANDS).

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

      Currency Fluctuations. In the third quarter of 2004 and 2003, approximately 84% and 94%, respectively, of the Company's revenue was generated outside the United States. For the nine months ended September 30, 2004 and 2003, approximately 88% and 93%, respectively, were generated outside of the United States.

      In addition, approximately 78% and 74% of the Company's operating expenses in the third quarter of 2004 and 2003, respectively, were incurred outside of the United States. For the first nine months ended September 30, 2004 and 2003, approximately 79% and 76%, respectively, of its operating expenses were incurred outside of the United States.

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

      The Euro strengthened approximately 7% and 11% against the U.S. Dollar for the quarter and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003. The Australian Dollar strengthened approximately 6% and 17% against the U.S. Dollar for the quarter and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003. The Company estimates that the strengthening of the two currencies in 2004 compared to 2003 resulted in an increase in revenues of approximately $116 and $765 for the quarter and nine months ended September 30, 2004, respectively, and an increase in operating expenses of approximately $178 and $820 for the quarter and nine months ended September 30, 2004, respectively.

      The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. Foreign exchange transaction losses aggregating $71 in the third quarter of 2004 compare to losses for the third quarter of 2003 of $29 and for the nine months ended September 30, 2004, transaction losses were $46 and compare to gains of $350 for the first nine months of 2003. The change in transaction gains and losses are primary related to the dollar denominated term-loan to Dexia Bank that was repaid in full in the third quarter of 2003. Transaction gains and losses are included in other non-operating income (expense).

REVENUE

      Revenue by Geographic Regions: We sell the majority of our products in European countries with significant sales in the United States and other countries, primarily Australia, as well as countries in Asia and South America. The breakdown of revenue for the quarter and nine months ended September 30, 2004 and 2003 in each of our major geographic areas was as follows:

                                  Europe  United States  Other Countries       Total
                                  ------  -------------  ---------------       -----
THIRD QUARTER ENDED SEPTEMBER 30:

Total Revenue:
      2004                       $ 5,290     $ 1,220     $   890             $ 7,400
      2003                         4,698         315         586               5,599
Percent of Total:
      2004                            72%         16%         12%                100%
      2003                            84%          6%         10%                100%

NINE MONTHS ENDED SEPTEMBER 30:

Total Revenue:
      2004                        15,968     $ 2,461     $ 2,166             $20,595
      2003                        14,037       1,089       1,544              16,670
Percent of Total:
      2004                            78%         12%         10%                100%
      2003                            84%          7%          9%                100%

      Total revenue in the third quarter of 2004 increased $1,801 or 32% over the third quarter of 2003. Geographically, revenue generated in Europe was $592 or 13% higher than 2003, revenue generated in the United States was $905 or 287% higher than 2003 and revenue generated from other countries was $304 or 52% higher than 2003. Approximately $116 of the increase was attributable to the benefit from changes in the currency rate with the balance of the increase being attributable to increased volume and a higher average price per unit. The higher average price per unit in 2004 reflected the increase in the number of customers and a lower average order quantity as compared to 2003.

      Total revenue for the nine months ended September 30, 2004 increased $3,925 or 24% over the first nine months of 2003. Geographically, revenue generated in Europe was $1,931 or 14% higher than 2003, revenue generated in United States was $1,372 or 126% higher than 2003 and revenue generated from other countries was $622 or 40% higher than 2003. Approximately $765 of the increase was attributable to the benefit from changes in the currency rate with the balance of the increase being attributable to increased volume and a higher average price per unit. The higher average price per unit in 2004 reflected the increase in the number of customers and a lower average order quantity as compared to 2003. For the first nine months of 2004, the top ten customers accounted for approximately 58% of total revenue as compared to 74% of revenue in 2003.

      Revenue by Target Market: Revenues are generated currently from two primary markets, banking/finance ("Banking") and corporate network access ("CNA") through the use of both direct and indirect sales channels. The breakdown of revenue between the two primary markets is as follows:

                                    Banking              CNA                Total
                                    -------              ---                -----
THIRD QUARTER ENDED SEPTEMBER 30:
Total Revenue:
         2004                       $ 6,106            $ 1,294             $ 7,400
         2003                         4,530              1,069               5,599
Percent of Total:
         2004                            83%                17%                100%
         2003                            81%                19%                100%

NINE MONTHS ENDED SEPTEMBER 30:

Total Revenue:
         2004                      $ 16,387            $ 4,208            $ 20,595
         2003                        12,876              3,794              16,670
Percent of Total:
         2004                            80%                20%                100%
         2003                            77%                23%                100%

      Total revenue in the third quarter of 2004 from the Banking market increased $1,576 or 35% over the third quarter of 2003 and revenue from the CNA market increased $225 or 21% in the same period. While the increase in total revenues is attributable, in part, to the development of the indirect sales channel, which includes distributors, resellers, and solution partners, the distribution of the revenues between the segments in large part reflects the sales channel's focus on banking opportunities. The indirect sales channel supplements the Company's direct sales force in the Banking market and is the primary source of revenues in the CNA market.

      Total revenue for the first nine months of 2004 from the Banking market increased $3,511 or 27% compared to the first nine months of 2003 and revenue from the CNA market increased $414 or 11% in the same period. The increase in total revenue is primarily attributable to the development of the indirect sales channel noted above.

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

GROSS PROFIT AND OPERATING EXPENSES

      The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenues for the quarters and nine months ended September 30, 2004 and 2003:

                                                 Quarter Ended Sept. 30,        Nine Months Ended Sept. 30,
                                                 -------------------------      ------------------------
                                                 2004                2003        2004                2003
                                                 ----                ----        ----                ----
Revenues.......................................  100.0%              100.0%      100.0%              100.0%
Cost of goods sold.............................   30.3                38.3        28.7                40.4
                                                 -----               -----       -----               -----
Gross profit...................................   69.7                61.7        71.3                59.6
Operating costs:
       Sales and marketing.....................   26.7                30.7        30.2                29.5
       Research and development................    9.1                10.9         9.9                10.4
       General and administrative..............   11.6                18.5        11.6                15.0
       Restructuring costs.....................   (0.4)                  -        (0.1)                  -
       Non-cash compensation...................      -                 0.6           -                 0.2
                                                 -----               -----       -----               -----
                    Total operating costs......   47.0                60.7        51.6                55.1
                                                 -----               -----       -----               -----
Operating income from continuing operations....   22.7                 1.0        19.7                 4.5
Interest income (expense)......................    0.5                (0.4)        0.4                (0.7)
Other income (expense), net....................   (0.6)               (0.1)          -                 2.3
                                                 -----               -----       -----               -----
Income before income taxes.....................   22.6                 0.5        20.1                 6.1
Provision for income taxes.....................    6.4                 4.0         6.8                 2.9
                                                 -----               -----       -----               -----
Net income (loss) from continuing operations...   16.2                (3.5)       13.3                 3.2
                                                 =====               =====       =====               =====

GROSS PROFIT

      Consolidated gross profit for the quarter ended September 30, 2004 was $5,156, an increase of $1,703 or 49%, from the quarter ended September 30, 2003. Gross profit as a percentage of revenue was 70% in the third quarter of 2004, as compared to 62% in the third quarter of 2003. The increase in the gross profit as a percentage of revenue was primarily related to three factors; the change of mix of sales within our Banking market, the lower cost of product produced, and the stronger Euro. Sales to new customers, both in Banking and Corporate Network Access markets, are generally for smaller quantities and, therefore, have higher average selling prices and result in higher margins than sales to our larger customers in the Banking market.

      Consolidated gross profit for the nine months ended September 30, 2004 was $14,677, an increase of $4,734 or 48%, from the comparable period in 2003. Gross profit as a percentage of revenue was 71% for the first nine months of 2004, as compared to 60% for the comparable period in 2003. The increase in the gross profit as a percentage of revenue was due to the same factors noted for the quarter ended September 30, 2004.

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

      The average cost per unit sold declined approximately 9% in the third quarter of 2004 and 16% for the first nine months of 2004 compared to the same periods in 2003. The decline in cost is primarily attributable to a change in the mix of units sold and a reduction in the per-unit cost of most models.

      As previously noted, the Company's purchases of inventory are denominated in U.S. dollars. Also, as previously noted, the Company denominates a portion of its sales in Euros in order to offset the affects of currency on operating expenses. As the Euro and Australian Dollar strengthened during the year, revenues from sales made in Euros and Australian Dollars increased, as measured in U.S. Dollars, without the corresponding increase in cost of goods sold. The benefit from changes in currency rates on revenues as noted above was approximately $116 for the quarter and $765 for the nine months ended September 30, 2004. The benefit represents an improvement in the gross profit rate of approximately 0.5 and 1.1 percentage points for the three and nine months ended September 30, 2004, respectively.

OPERATING EXPENSES

Sales and Marketing Expenses

      Consolidated sales and marketing expenses for the quarter ended September 30, 2004 were $1,975, an increase of $262 or 15%, from the third quarter of 2003. This increase was primarily due to increased strength of the Euro and Australian Dollar to the U.S. Dollar, increases in compensation-related expenses, including the cost of agents in countries where the Company does not have a direct sales presence, and increased trade show and other marketing expenses associated with providing support to our reseller network.

      Consolidated sales and marketing expenses for the nine months ended September 30, 2004 were $6,218, an increase of $1,297 or 26%, from the same period of 2003. The increase in expense was related to the same factors noted for the quarter above. Average full-time sales and marketing employee headcount for continuing operations was 42 in 2004 and in 2003.

Research and Development Expenses

      Consolidated research and development costs for the quarter ended September 30, 2004 were $677, an increase of $64 or 10%, from the third quarter of 2003. This increase was primarily due to increased strength of the Euro and Australian Dollar to the U.S. Dollar and increased compensation expenses.

      Consolidated research and development costs for the nine months ended September 30, 2004 were $2,048, an increase of $316 or 18%, from the same period of 2003. This increase was primarily due to increased strength of the Euro and Australian Dollar to the U.S. Dollar, compensation expenses and increased costs related to the introduction of new products. Average full-time research and development employee headcount for continuing operations was 21 in 2004 and 23 in 2003.

General and Administrative Expenses

      Consolidated general and administrative expenses for the quarter ended September 30, 2004 were $855, a decrease of $182 or 18%, from the third quarter of 2003. This decrease was primarily due to reduced professional fees and lower depreciation partially offset by the increased strength of the Euro and Australian Dollar to the U.S. Dollar and increased compensation expenses.

      Consolidated general and administrative expenses for the nine months ended September 30, 2004 were $2,384, a decrease of $108 or 4%, from the same period of 2003. This decrease was due to the same factors as noted for the third quarter partially offset by increased expense in 2004 resulting from a reduction in recoveries of accounts receivable in 2003 for which a reserve had been established in prior periods. Average full-time general and administrative employee headcount for continuing operations was 13 in 2004 and 11 in 2003.

Interest Income (Expense), Net

      Consolidated net interest income (expense) was income of $34 in the third quarter and $88 for the first nine months of 2004 compared to expense of $22 and $120 for the comparable periods in 2003. This change in expense was primarily due to the repayment of all debt in 2003 and the collection of amounts due under the installment note from SecureD Services, Inc. (SSI). The Company invested its cash balances in savings accounts earning nominal rates of interest.

Other Income (Expense), Net

      Other income (expense) primarily includes exchange gains (losses) on transactions that are denominated in currencies other than the subsidiaries' functional currency. The increase in other expense of $40 for the quarter and decrease in other income of $376 for the first nine months in 2004 from 2003 primarily reflects the strengthening of the Euro compared to the U.S. dollar and the decrease in U.S. Dollar denominated liabilities as a result of the repayment of the term loan to Dexia Bank in the third quarter of 2003.

Income Taxes

      Income tax expense in the third quarter and first nine months of 2004 was $469 and $1,410, respectively, and compares to $225 and $489 for the third quarter and first nine months, respectively, in 2003. The expense relates primarily to the Belgian operating subsidiary, whose tax loss carry-forwards were fully utilized in 2003. The rate in 2004 reflects the Company's current estimate of its tax rate for the full year, but may vary in future periods as earnings are realized in different countries with different tax attributes.

      At December 31, 2003, the Company had United States net operating loss carry-forwards approximating $27,650 and foreign net operating loss carry-forwards approximating $4,070. Such losses are available to offset future taxable income in the respective jurisdictions and expire in varying amounts beginning in 2004 and continuing through 2023. In addition, if certain substantial changes in the Company's ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. carry-forwards that could be utilized.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash was $8,948 at September 30, 2004, which is an increase of approximately $4,131 or 86% from $4,817 at December 31, 2003. The increase in cash was primarily related to positive earnings before interest, taxes, depreciation and amortization (EBITDA) partially offset by an increase in days sales outstanding in accounts receivable.

      The cash balance noted above includes restricted cash of $148 at September 30, 2004. The Company expects that the restrictions on the cash will be removed as product is shipped throughout the next three months.

      Days sales outstanding in net accounts receivable increased from 37 days at December 31, 2003 to 43 days at September 30, 2004. Days sales outstanding in receivables were higher in the third quarter as days sales outstanding in the fourth quarter of 2003 benefited from prepayments for orders that were shipped in the quarter.

      EBITDA from continuing operations for the quarter and nine months ended September 30, 2004 and 2003 were $1,806 and $4,562, respectively, and reflect an increase of $1,486 or 464% and $2,611 or 134% over the same periods of the prior year. A reconciliation of EBITDA to net income from continuing operations for the three and nine-month periods ended September 30, 2004 and 2003 follows:

                                                         Three Months Ended,                      Nine Months Ended,
                                                         -------------------                      ------------------
                                                   Sept. 30, 2004     Sept. 30, 2003        Sept. 30, 2004    Sept. 30, 2003
                                                   --------------     --------------        --------------    --------------
                                                               (unaudited)                              (unaudited)
EBITDA from continuing operations                     $ 1,806             $   320              $ 4,562             $ 1,951
Interest expense (income), net                            (34)                 22                  (88)                120
Provision for income taxes                                469                 225                1,410                 489
Depreciaton and amortization                              170                 267                  503                 817
                                                      -------             -------              -------             -------
Net income (loss) from continuing operations          $ 1,201             $  (194)             $ 2,737             $   525
                                                      =======             =======              =======             =======

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

      At September 30, 2004, the Company had an overdraft agreement in place with Fortis Bank, secured by the Company's trade accounts receivable, wherein the Company could borrow up to 2,000 Euros. Based on receivable balances as of September 30, 2004, approximately 1,500 Euros of the overdraft agreement was available to the Company. There were no borrowings outstanding under the overdraft agreement at September 30, 2004.

      As of September 30, 2004, the Company had working capital of $8,685, an increase of $3,467 or 66%, compared with $5,218 at December 31, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no material changes in the Company's market risk during the nine-month period ended September 30, 2004. For additional information, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS:

         Exhibit 31.1 Statement Under Oath of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2004.

         Exhibit 31.2 Statement Under Oath of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2004.

         Exhibit 32.1 Statement Under Oath of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 10, 2004.

         Exhibit 32.2 Statement Under Oath of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 10, 2004.

         (b) REPORTS ON FORM 8-K:

         (i) On July 23, 2004 we furnished a Current Report on Form 8-K providing a financial update for the second quarter ended June 30, 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 2004.

                               VASCO Data Security International, Inc.

                               /s/ T. Kendall Hunt
                               -------------------------------------------------
                               T. Kendall Hunt
                               Chief  Executive Officer and Chairman of the
                               Board of Directors (Principal Executive Officer)

                               /s/ Clifford K. Bown
                               -------------------------------------------------
                               Clifford K. Bown
                               Executive Vice President and Chief Financial
                               Officer (Principal Financial Officer and
                               Principal Accounting Officer)