Form 10-K
period 2004-12-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2005-03-31
CIK 1044777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO _________

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes__ No _X_

     As of June 30, 2004, the aggregate market value of voting and non-voting common equity (based upon the last sale price of the Common Stock as reported on Nasdaq on June 30, 2004) held by non-affiliates of the registrant was $48,685,000 at $2.15 per share.

     As of March 24, 2005, there were 35,317,625 common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
         None.

                                      INDEX

                                                                                  PAGE
PART I

Item 1.    Description of Business                                                   3
Item 2.    Properties                                                               13
Item 3.    Legal Proceedings                                                        14
Item 4.    Submission of Matters to a Vote of Security Holders                      14

PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters     14
Item 6.    Selected Consolidated Financial Data                                     16
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                    17
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk               33
Item 8.    Financial Statements and Supplementary Data                              34
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosures                                                    34
Item 9A.   Controls and Procedures                                                  34
Item 9B.   Other Information                                                        34


PART III

Item 10.   Directors and Executive Officers of the Registrant                       35
Item 11.   Executive Compensation                                                   37
Item 12.   Security Ownership of Certain Beneficial Owners and Management           40
Item 13.   Certain Relationships and Related Transactions                           42
Item 14.   Principal Accountants Fees and Services                                  42


PART IV
Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8K           42

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

GENERAL

         The Company, through its operating subsidiaries, designs, develops, markets and supports open standards-based hardware and software security systems that manage and secure access to information assets. We design, develop, market and support patented "Identity Authentication" products for e-business and e-commerce. Our products enable secure financial transactions to be made over private enterprise networks and public networks, such as the Internet. VASCO's Identity Authentication software is delivered via its Digipass security products, small "calculator" hardware devices carried by an end user, or in a software format on mobile phones, other portable devices, and PCs. The Digipass devices, most of which incorporate an electronic signature capability, guarantee the integrity of electronic transactions and data transmissions. Some of the Digipass units are compliant with the Europay MasterCard Visa ("EMV") standard and are compatible with MasterCard's new smart card.

-----------------
         This report contains the following trademarks of the Company, some of which are registered: VASCO, AccessKey, VACMan Server and VACMan/CryptaPak, AuthentiCard, Digipass, and Digipass Pack.

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

         At the end of fiscal 2004, VASCO had shipped approximately 13.5 million Digipass units since its inception. Our security solutions are sold worldwide through our direct sales force, as well as through distributors, resellers and systems integrators. We currently have more than 1,500 customers in more than 80 countries. Representative customers of our products include Rabobank Nederland, ING Bank, Fortis Bank, Wachovia, Daimler Chrysler, Volvo and CoStar Group. In 2004, the Company sold to 543 new accounts of which 70 were banks and 473 were corporate network access customers.

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

         On March 11, 1998, we completed a registered exchange offer with the holders of the outstanding securities of VASCO Corp. Since the exchange offer, we have engaged in four acquisitions and one disposition. In May 1999, we acquired the assets of SecureWare SA, a French company, for a combination of our stock and cash totaling approximately $1.4 million. In October 1999, we acquired Intellisoft Corp. for stock and cash totaling approximately $8 million with the cash being distributed to dissenting shareholders. In August 2000, we acquired Invincible Data Systems (IDS) for a total of 322,565 shares of Common Stock.

         We acquired Identikey Ltd. ("Identikey") in March 2001, a privately held international security software company headquartered in Brisbane, Australia. Under the terms of the purchase agreement, more than 90 percent of the outstanding capital stock of Identikey was exchanged for 366,913 shares of Common Stock. The remaining 10% of Identikey has been acquired at various times with the final purchase completed in January 2003 in exchange for 126,426 shares of Common Stock and $23,362 in cash.

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

         Fueled by well-publicized incidents, including misappropriation of credit card information and denial of service attacks, there is a growing perception among many consumers that there is a risk involved in transmitting information via the Internet. These incidents and this perception may hamper the development of consumer-based electronic commerce. Accordingly, we believe that electronic commerce will benefit from the implementation of improved security measures that accurately identify users and reliably encrypt data transmissions over the Internet. Most banks in European countries are expected to issue smart cards (credit cards with a micro-chip) that are compliant with the EMV standard starting in 2005.

         Components of Security. Data and financial asset security, and secured access to and participation in on-line commerce, generally consist of the following components:

         o Encryption: Maintains data privacy by converting information into an unreadable pattern and allowing only authorized parties to decrypt the data. Encryption can also maintain data integrity by creating digital signatures for transmitted data, enabling the recipient to check whether the data has been changed since or during transmission.

         o Identification and Authentication: Serves as the foundation for other security mechanisms by verifying that a user is who he or she claims to be. Identification and authentication mechanisms are often employed with encryption tools to authenticate users, to determine the proper encryption key for encrypting/decrypting data, or to enable users to digitally "sign" or verify the integrity of transmitted data.

         o Access Control: Software that provides authentication, authorization, and accounting functions, controlling a user's access to only that data or the financial assets which he or she is authorized to access, and that keeps track of a user's activities after access has been granted.

         o Administration and Management Tools: Software that sets, implements, and monitors security policies, the access to which is typically regulated by access control systems. These tools are extremely important to the overall effectiveness of a security system.

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

THE VASCO SOLUTION

       The Company has found that, to date, most approaches to network security, including Internet security, have been limited in scope and have failed to address all of the critical aspects of data security. We believe that an effective enterprise-wide solution must address and assimilate issues relating to the following:

         o    Speed and ease of implementation, use, and administration;

         o    Reliability;

         o Interoperability with diverse enterprise environments, existing customer applications, and the security infrastructure;

         o    Scalability; and

         o    Overall cost of ownership.

         Accordingly, we have adopted the following approach to data security:

         o In designing our products, we have sought to incorporate all industry-accepted, open, and non-proprietary protocols. This permits interoperability between our products and the multiple platforms, products, and applications widely in use.

         o We have designed our products and services to minimize their integration effort with, and disruption of, existing legacy applications and the security infrastructure. We provide customers with easier implementations and a more rapid means of implementing security across the enterprise, including the Internet. With security being a critical enabling technology for on-line business initiatives, speed and ease of security implementation has become crucial to an organization's success.

         o We design our products and services to have a lower total cost of security ownership than competing products and services. We have found that product improvements and tools that lower a customer's total cost of ownership create differentiating sales and marketing tools, and also help in the development of a highly loyal customer base that is open to new solutions that we offer.

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

         Increase Sales and Marketing Efforts Worldwide. We intend to increase sales of our security products and services in our established European markets and to actively increase our sales and support presence and marketing efforts in North America, South America, Asia/Pacific, Australia and the Middle East. We plan to:

         o Market new services and products to our existing customers by providing testimonial evidence of user experiences from other customers;

         o Launch a Europe, Middle East, North American and Asia marketing campaign to raise awareness of our solutions among the distributors and resellers of popular third party software products and to establish relationships with them whereby they become resellers of our products and solutions;

         o Form additional strategic relationships with resellers and vendors of complementary, innovative security products and systems; and

         o Develop a marketing and sales infrastructure, largely in the form of new resellers, distributors, and solution providers, in new markets.

         Continue Innovation. We intend to continue to enhance and broaden our line of security products to meet the changing needs of our existing and potential customers by:

         o Building on our core software and hardware security expertise, such as expanding our technology for use on different platforms (like mobile phones and personal digital assistants);

         o    Acquiring complementary technologies or businesses; and

         o Developing additional applications for our products in areas that may include securing the exchange of data in the business-to-business field and providing security for Internet gambling and lottery transactions, among others.

VASCO'S PRODUCTS

Digipass Product Line

         Our Digipass product line, which exists as a family of authentication devices as well as extensive software libraries, provides a flexible and affordable means of authenticating users to any network, including the Internet.

         Security can be broken into three factors:

         o    What the user has (the Digipass device itself);

         o    What the user knows (the PIN code to activate the Digipass); and

         o    Who the user is (biometrics).

         The Digipass family is currently based on the first two factors. Using the Digipass system, in order to enter a remote system or to digitally sign data the user needs the:

         o Hardware device (the token) itself so that if he or she does not physically have the token, he or she will not be able to log on to the system; and

         o PIN code for the token so if the user does not know the appropriate code, he or she will not be able to use the applications stored inside.

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

                               [DIGIPASS GRAPHIC]

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

         The files on CD, Memory Stick or diskettes will be used to read all the necessary secrets and other data from the delivered Digipasses into a database. Then the application owner will assign those Digipass secrets to the end-users. This assignment is based on the serial number of the Digipass and the identity of the end-user. The Digipass is then shipped to the end-user together with a manual and the protected PIN-code, on a secure PIN-mailer, is sent by a separate shipment.

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

         Currently, the Digipass is used in many applications, the largest of which is banking. Banking applications include:

         o Corporate banking through direct dial-up, as well as over the Internet, and

         o Retail banking to secure transactions made through the use of a dial-up connection with a personal computer, the traditional phone system, the Internet, and wireless phones and other communication devices such as personal digital assistants.

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

Digipass Pack

Digipass Pack is a bundling of VASCO Digipass Go 1 or Go 3 tokens and VACMAN Middleware, offering strong identity authentication to Small and Medium Sized Enterprises ("SME"s). Although the packs contain standard Digipass Go 1/Go 3 tokens, combinations with other Digipass models are possible. Digipass Pack is compliant with server security products of VASCO Solution Partners, like CITRIX, Netscreen, Check Point, and CISCO and is marketed via VASCO's regional channel partners (Distributors).


                              [DIGIPASS PACK IMAGE]


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

VACMAN Middleware

         VACMAN Middleware brings strong user authentication to existing RADIUS-based environments, while seamlessly integrating with other current infrastructure technology. Many companies already use RADIUS servers and/or firewalls to provide a way to centrally manage all remote connections to the corporate IT infrastructure. VACMAN Middleware allows administrators to positively identify remote users before granting remote access to sensitive corporate data and applications.

         Logically, VACMAN Middleware is installed between the RADIUS client (NAS, RAS or firewall) and the existing RADIUS server or servers. Once installed, VACMAN Middleware functions transparently, adding strong, two-factor, authentication without otherwise affecting the operation of the server or other network components.

         With a range of automated administration features such as Dynamic User Registration, automatic assignment of Digipass devices and the ability to bulk manage users, VACMAN Middleware provides transparent strong authentication without adding significantly to the administration load.


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

RESEARCH AND DEVELOPMENT

         Our research and development efforts historically have been, and will continue to be, concentrated on product enhancement, new technology development and related new product introductions. We employ 16 full-time engineers and, from time to time also engage independent engineering firms to conduct non-strategic research and development efforts on our behalf. For the fiscal years ended December 31, 2004, 2003 and 2002, we expended $2,835,000, $2,281,000 and $2,341,000, respectively, on research and development, representing approximately 9%, 10% and 13% of consolidated revenues for 2004, 2003 and 2002, respectively.

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

         Orders of microprocessors and some other components generally require a lead-time of 12-16 weeks. We attempt to maintain a sufficient inventory of all parts to handle short-term increases in orders. Large orders that would significantly deplete our inventory are typically required to be placed with more than 12 weeks of lead-time, allowing us to attempt to make appropriate arrangements with our suppliers.

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

COMPETITION

         The market for computer and network security solutions is very competitive and, like most technology-driven markets, is subject to rapid change and constantly evolving products and services. In the corporate network access market segment, our main competitor is RSA Security. In the e-banking market segment, our main competitors are ActivCard, Xiring, Todos and Kobil. There are many other companies such as Computer Associates, Rainbow and Aladdin that offer authentication hardware, software and services that range from simple locking mechanisms to sophisticated encryption technologies. We believe that competition in this market is likely to intensify as a result of increasing demand for security products.

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

SALES AND MARKETING

         Our security solutions are sold through our direct sales force, as well as through distributors, resellers and systems integrators. A sales staff of 20 coordinates our sales through both our sales channels and these strategic partners' sales channels and makes direct sales calls either alone or with sales personnel of vendors of computer systems. Our sales staff also provides product education seminars to sales and technical personnel of vendors and distributors with whom we have working relationships and to potential end-users of our products.

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

CUSTOMERS AND MARKETS

         Customers for our products include some of the world's most recognized names:

           BANKING/FINANCIAL SERVICES                             OTHER
           --------------------------                             -----
               Rabobank Nederland                                Ementor
                  ABN Amro Bank                              DaimlerChrysler
                    SNS Bank                                  US Coast Guard
                    ING Bank                             University of Groningen
                   Fortis Bank                             European Commission
             Mandiri Bank, Indonesia                           CoStar Group
                   SEB Sweden                                     Volvo
             Den Norske Bank Norway
                   BNL, Italy
                  HSBC, Brazil
                    Swedbank
                  Wachovia, USA
                Zagrebacka Banka


         For the years 2004, 2003 and 2002, the Company's top 10 customers contributed 60%, 71% and 67%, respectively, of total worldwide revenues. Sales to Rabobank Nederland, Ementor and Fortis Bank each exceeded 10% of the Company's revenue in 2004. Rabobank Nederland and Fortis Bank were the only customers to exceed 10% of the Company's revenue in 2003 and Rabobank Nederland was the only customer to exceed 10% of the Company's revenue in 2002.

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

FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS

         See Note 14 to VASCO Notes to Consolidated Financial Statements for a breakdown of revenues and long-lived assets between U.S. and foreign operations.

EMPLOYEES

         As of February 28, 2005, we had 112 full time employees. Of these, 14 were located in North America, 77 were located in Europe, 16 were located in Australia and 5 located in Asia/Pacific. Of the total, 55 were involved in sales, marketing and customer support, 14 in operations, 28 in research and development and 15 in administration.

AVAILABLE INFORMATION

         We are subject to the informational requirements of the Securities Exchange Act of 1934. We therefore file periodic reports and other information with the Securities and Exchange Commission ("SEC"). Such reports may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street NW, Washington, D.C. 20549, or by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy information statements and other information regarding issuers that file electronically.

         Our filings under the Exchange Act (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports) are also available free of charge on the Company's website at www.vasco.com.

ITEM 2 - PROPERTIES

         Our corporate office is located in the United States in an office complex in Oakbrook Terrace, Illinois, a suburb of Chicago. This facility is leased through May 31, 2010, and consists of approximately 5,100 square feet.

         Our sales office in the United States in located in Westborough, Massachusetts, a suburb of Boston. This facility is leased through February 28, 2009, and consists of approximately 3,900 square feet.

         Our European administrative, sales and marketing, research and development and support facilities are located in a suburb of Brussels, Belgium. These facilities consist of approximately 29,560 square feet of office space that are occupied under a lease expiring on September 30, 2011. We believe that these facilities are adequate for our present growth plans.

         We have two offices located in Australia. One office is located in a suburb of Brisbane, consisting of approximately 3,600 square feet under a lease expiring on January 3, 2010. The second office, which is a sales office, is located in Sydney, consisting of approximately 700 square feet under a lease expiring on October 3, 2007.

         We have two sales offices in the Asia/Pacific region. One sales office is located in an office complex in Singapore, consisting of approximately 3,300 square feet under a lease expiring on October 14, 2005. The second sales office is located in Shanghai, China consisting of approximately 1,238 square feet under a lease expiring on November 30, 2006.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of 2004, through solicitation of proxies or otherwise.

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

         On March 24, 2005, the closing sale price for the Common Stock on the Nasdaq was $6.56 per share. Such market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent an actual transaction. On February 28, 2005, there were approximately 2,400 holders of record of the Common Stock.

         On July 15, 2003, the Company issued 2 million shares of its Common Stock to Ubizen N.V. as part of the consideration given in exchange for all of the Company's Series C Convertible Preferred Stock and Purchase Warrants owned by Ubizen.

         On September 11, 2003, the Company sold 800 shares, with a stated value of $10,000 per share, of its Series D 5% Cumulative Convertible Voting Preferred Stock and 600,000 warrants to purchase Common Stock to various accredited investors. The Series D Preferred is convertible into 4,000,000 shares of Common Stock. The warrants have an exercise price of $3.47 per share. The proceeds from the sale, $8,000,000 gross and approximately $7,260,000 net, were used for general corporate purposes. The Series D Stock was convertible into Common Stock at any time and the warrants can be exercised at any time from the date of issue until September 10, 2008, at which time the warrants expire. As of February 28, 2005, all of the Series D Preferred stock had been converted to Common Stock and there were 426,750 warrants outstanding.

         The following table sets forth the high and low closing bid quotations for the Common Stock for the periods indicated. [OBJECT OMITTED]

                                                                      HIGH        LOW
                                                                      ----        ---

2005
----
First Quarter (through March 24, 2005)  ..........................   $ 9.14     $ 5.50

2004
----
Fourth Quarter ...................................................   $ 6.92     $ 2.17
Third Quarter ....................................................     2.55       1.81
Second Quarter ...................................................     3.38       1.92
First Quarter ....................................................     2.99       1.83

2003
----
Fourth Quarter ...................................................   $ 3.15     $ 2.15
Third Quarter ....................................................     3.20       1.17
Second Quarter ...................................................     1.70       0.89
First Quarter ....................................................     1.74       0.22



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

ITEM 6 - SELECTED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)(1)

                                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------------------------
                                                        2004            2003          2002           2001           2000
                                                     ------------    ------------  ------------   ------------   ------------

Statements of Operations Data:

Total revenues                                          $ 29,893        $ 22,866      $ 17,370       $ 22,690       $ 21,502

Operating income (loss) from continuing operations         5,552(2)        1,123        (4,898)(2)    (10,788)(2)     (2,441)

Net income (loss) from continuing operations               3,253             761        (5,293)        (9,717)        (4,002)

Net income (loss) from discontinued operations                 -             638           754         (2,317)          (159)

Net income (loss)                                          3,253           2,756        (4,539)       (12,034)        (4,162)

Net income (loss) available to common stockholders         3,021(3)       (1,715)(4)    (5,703)(5)    (13,198)(5)     (4,744)

Basic and diluted income (loss) per common share
   from continuing operations                           $   0.09(3)     $  (0.13)(4)  $  (0.22)(5)   $  (0.39)(5)   $  (0.17)

Shares used in computing per share amounts                33,128          29,270        28,348         28,169         27,341

Balance Sheet Data:

Cash                                                    $  8,138        $  4,817      $  2,616       $  6,342       $ 13,833

Working capital (deficiency)                              10,055           5,218          (587)         6,672         14,307

Total assets                                              20,250          13,383        11,133         17,451         29,313

Long-term obligations, less current portion                    -               -             -          3,668          3,764

Stockholders' equity                                      13,031           8,943         2,811          7,147         17,348


---------------------

(1) Years prior to 2003 have been restated to reflect the results of the VACMAN Enterprise business unit, which was sold in the third quarter of 2003, and reflected as a discontinued operation.
(2) Includes restructuring expenses (recovery) of $(32) in 2004, $320 in 2002 and $3,970 in 2001.
(3)  Includes the impact of preferred stock dividend of $232.
(4) Includes the impact of a beneficial conversion feature of $3,720 related to the issuance of Series D Convertible Preferred Stock in the third quarter of 2003, preferred stock accretion of $630 and preferred stock dividends of $121.
(5)  Includes the impact of preferred stock accretion of $1,164.
(6)  Includes the impact of preferred stock accretion of $582.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion is based upon the Company's consolidated results of operations for the years ended December 31, 2004, 2003 and 2002 (percentages in the discussion are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-K.

         We design, develop, market and support identity authentication products that reduce the risk of loss from unauthorized transactions by validating a person's identity using a one-time password and obtaining a legally-enforceable digital signature, if needed, for financial transactions. Our products are used currently in a wide variety of applications including, but not limited to, Internet banking, Internet brokerage, e-commerce applications dealing with web or mobile access and various corporate network access applications. As evidenced by our current customer base, our products are purchased by companies and, depending on the business application, are distributed to either their employees or its customers. Those customers may be other businesses or, as an example in the case of Internet banking, the banks' retail customers.

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

         Industry Growth: We believe that, while there are no accurate measurements of the total industry's size, the industry growth rate is increasing and will continue to grow at a significant rate into the foreseeable future. Growth is being driven by new government regulations, growing awareness of the impact of identity theft, and the growth in commerce that is transacted electronically. The issues driving the growth are global issues and the rate of adoption in each country is a function of that country's culture, the competitive position of businesses operating in those countries, the country's overall economic conditions and the degree to which businesses and consumers within the country use technology. Examples of regulations that have been enacted in the U.S. recently that support industry growth include the Health Insurance Portability and Accountability Act (HIPAA) and the Sarbanes-Oxley Act of 2002.

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

         Currency Fluctuations. In 2004, approximately 90% of the Company's revenue and approximately 79% of its operating expenses were generated/incurred outside of the United States. In 2003, approximately 93% of the Company's revenue and approximately 75% of its operating expenses were generated/incurred outside of the United States. As a result, changes in currency, especially the Euro to U.S. Dollar, can have a significant impact on revenue and expenses. To minimize the net impact of currency the Company attempts to denominate its billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency. In addition, the Company denominates the majority of our supply contracts in U.S. dollars.

         In 2004, the Euro strengthened approximately 10% and the Australian Dollar strengthened approximately 15% against the U.S. Dollar. The Euro strengthened approximately 20% and the Australian Dollar strengthened approximately 18% against the U.S. Dollar in 2003. The Company estimates that the strengthening of the two currencies in 2004 compared to 2003 resulted in an increase in revenues of approximately $1,089,000 and an increase in operating expenses of approximately $1,106,000. The Company estimates that the strengthening of the two currencies in 2003 compared to 2002 resulted in an increase in revenues of approximately $1,460,000 and an increase in operating expenses of approximately $1,630,000.

         Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. Foreign exchange transaction losses aggregating $538,000 are included in other non-operating income (expense) for 2004. Foreign exchange transaction gains aggregating $146,000 and $77,000 are included in other non-operating income (expense) for 2003 and 2002, respectively.

         The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates generated a surplus of $687,000 and $134,000 in 2004 and 2003, respectively, and are included as a separate component of stockholders' equity.

REVENUE

         Revenues by Geographic Regions: We sell the majority of our products in European countries with significant sales in the United States and other countries, primarily Australia and Asia/Pacific. The breakdown of revenue in each of our major geographic areas was as follows:

          YEAR                     EUROPE              UNITED STATES         OTHER COUNTRIES              TOTAL
-------------------------  -----------------------  ---------------------  ---------------------  -----------------------

Total Revenue:
          2004                  $ 24,245,000             $ 3,105,000            $ 2,543,000            $ 29,893,000
          2003                    19,201,000               1,498,000              2,167,000              22,866,000
          2002                    14,658,000               1,423,000              1,289,000              17,370,000

Percent of Total:
          2004                      81%                     10%                     9%                     100%
          2003                      84%                      7%                     9%                     100%
          2002                      84%                      8%                     8%                     100%

         Total revenues in 2004 increased $7,027,000 or 31% over 2003. The increase was primarily attributable to increased volumes from existing customers of approximately $5,157,000, an increase from net new customers (customers with revenues in 2004 that had no revenue in 2003 less customers with revenue in 2003 that had no revenue in 2004) of approximately $781,000 and the benefit from changes in the currency rate of approximately $1,089,000.

         Total revenues in 2003 increased $5,496,000 or 32% over 2002. Revenues generated in Europe were $4,543,000, or 31% higher than 2002. The increase was primarily attributable to increased volumes from existing customers of approximately $2,055,000, an increase from net new customers (customers with revenues in 2003 that had no revenue in 2002 less customers with revenue in 2002 that had no revenue in 2003) of approximately $1,118,000 and the benefit from changes in the currency rate of approximately $1,370,000. The increase in revenues from other countries primarily reflects revenues from new customers in 2003 and benefits from currency of approximately $90,000.

         We expect to increase our penetration of the U.S. market by adding sales-related staff, expanding our distribution channels and to actively pursue additional markets, particularly in Asia, South America and the Middle East in 2005.

       Revenues by Target Market: Revenues are generated currently from two primary markets, banking/finance ("Banking") and corporate network access ("CNA") through the use of both direct and indirect sales channels. The breakdown of revenue between the two primary markets is as follows:

          YEAR                    BANKING                   CNA                    TOTAL
-------------------------  -----------------------  ---------------------  ----------------------

Total Revenue:
          2004                  $ 23,977,000             $ 5,916,000            $ 29,893,000
          2003                    17,725,000               5,141,000              22,866,000
          2002                    14,169,000               3,201,000              17,370,000

Percent of Total:
          2004                      80%                     20%                    100%
          2003                      78%                     22%                    100%
          2002                      82%                     18%                    100%


         Revenues from the Banking market increased $6,252,000 or 35% in 2004 over 2003 and revenues from the CNA market increased $775,000 or 15% in the same period. The increase in revenues in both markets is attributable, in part, to the development of the indirect sales channel, which includes distributors, resellers, and solution partners. The number of distributors increased to 39 at the end of 2004 from 29 at the end of 2003. The indirect sales channel supplements the Company's direct sales force in the Banking market and is the primary source of revenues in the CNA market.

         Revenues from the Banking market increased $3,556,000 or 25% in 2003 over 2002 and revenues from the CNA market increased $1,940,000 or 61% in the same period. The increase in revenues in both markets is attributable, in large part, to the aforementioned indirect sales channel.

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

GROSS PROFIT AND OPERATING EXPENSES

         The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenues for the years ended December 31, 2004, 2003 and 2002.

                                                                         PERCENTAGE OF REVENUE
                                                                       YEAR ENDED DECEMBER 31,(a)
                                                              ---------------------------------------------
                                                                  2004             2003            2002
                                                              ------------     -----------     ------------
Revenues                                                            100.0%          100.0%           100.0%
Cost of goods sold                                                   30.7            39.4             41.2
                                                              ------------     -----------     ------------
Gross profit                                                         69.3            60.6             58.8
Operating costs:
      Sales and marketing                                            30.6            30.6             45.8
      Research and development                                        9.5            10.0             13.5
      General and administrative                                     10.7            15.0             26.1
      Non-cash compensation (recovery)                                  -             0.1             (0.3)
      Restructuring expenses                                         (0.1)              -              1.9
                                                              ------------     -----------     ------------
              Total operating costs                                  50.7            55.7             87.0
                                                              ------------     -----------     ------------
Operating income (loss) from continuing operations                   18.6             4.9            (28.2)
Interest income (expense)                                             0.4            (0.3)            (1.6)
Other income (expense), net                                          (1.8)            0.5              0.1
                                                              ------------     -----------     ------------
Income (loss) before income taxes                                    17.2             5.1            (29.7)
Provision for income taxes                                            6.3             1.8              0.8
                                                              ------------     -----------     ------------
Net income (loss) from continuing operations                         10.9             3.3            (30.5)
                                                              ============     ===========     ============

(a) Excludes results of discontinued operations. See footnote 12 to the financial statements for more detail information regarding discontinued operations.

Gross Profit

         2004 Compared to 2003

         Consolidated gross profit for the year ended December 31, 2004 was $20,709,000, an increase of $6,853,000, or 49%, from the year ended December 31, 2003. Gross profit as a percentage of revenue was 69% in 2004, as compared to 61% in 2003. The increase in the gross profit as a percentage of revenue reflects the change in mix of orders within the banking market, the reduction in the average cost of each Digipass unit sold and the beneficial impact of currency.

         The change in mix within the banking market reflected the impact of new customers added in 2004 and 2003 and resulted in a reduction in the average quantity ordered and an increase in the average sales price per unit. In 2004, the average quarterly order size for the banking market decreased 35%, from approximately 17,000 units to 11,000 units, and the average selling price per unit increased 9%, from approximately $8.20 per unit to $8.95 per unit. New banking customers generally order smaller quantities at the beginning of the relationship as they implement pilot programs and, later, increase their orders as they roll the program out to their broader customer base. Orders for smaller quantities have higher sales prices and higher gross margins.

         The average manufacturing cost per Digipass unit sold declined approximately 18% in 2004 as compared to 2003. The decline in the average cost per unit reflected a reduction in the manufacturing cost of most all units as well as a change in mix of specific products sold.

         As previously noted, the Company's purchases of inventory are denominated in U.S. dollars. Also, as previously noted, the Company denominates a portion of its sales in Euros in order to offset the effects of currency on operating expenses. As the Euro and Australian dollars strengthened during the year, revenues from sales made in Euros and Australian Dollars increased, as measured in U.S. dollars, without the corresponding increase in cost of goods sold. The benefit from changes in currency rates as noted above was approximately $1,089,000 and represents an improvement in the gross profit rate of approximately 1.2 percentage points.

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

         As previously noted, the Company's purchases of inventory are denominated in U.S. dollars. Also, as previously noted, the Company denominates a portion of its sales in Euros in order to offset the effects of currency on operating expenses. As the Euro and Australian Dollars strengthened during the year, revenues from sales made in Euros and Australian Dollars increased, as measured in U.S. dollars, without the corresponding increase in cost of goods sold. The benefit from changes in currency rates as noted above was approximately $1,460,000 and represents an improvement in the gross profit rate of approximately 2.7 percentage points.

         Consolidated gross profits, as a percentage of revenue, benefited in 2003 as revenues from the CNA market increased from 18% to 22% of total revenue. Gross profits as a percentage of revenue on sales made to the Banking and CNA markets were approximately 55% and 84%, respectively, in 2003. The difference in the margin percentages between the two markets reflects the fact that orders from the Banking market are substantially larger than orders from the CNA market and that the Company provides volume purchase discounts.

         Gross profit as a percentage of revenue was adversely impacted by the change in mix of sales within the Banking segment. While the Company did not change its standard pricing in 2003, the mix of sales within the markets impacted the gross profit percentage. In 2003, the Company received more orders from its larger strategic Banking customers, which have a lower average selling price, reflecting the larger order size. As a result, the margin within the Banking market in 2003 was lower than in 2002.

Sales and Marketing Expenses

         2004 Compared to 2003

         Consolidated sales and marketing expenses for the year ended December 31, 2004 were $9,160,000, an increase of $2,173,000, or 31%, from 2003. The stronger Euro increased sales and marketing expense approximately $729,000 in 2004. Excluding the impact of changes in exchange rates, sales and marketing expenses increased approximately $1,444,000 or 21% from 2003.

         The increase, excluding currency, was primarily due to an increase in average headcount and related compensation expenses, an increase in marketing programs and materials, and an increase in travel. The average full-time sales and marketing employee headcount increased 6% to 50 in 2004 from 47 in 2003. At year-end 2004, the Company employed 61 full-time sales and marketing employees, reflecting its increased investment in an effort to accelerate its sales growth.

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

Research and Development Expenses

         2004 Compared to 2003

         Consolidated research and development costs for the year ended December 31, 2004 were $2,835,000, an increase of $554,000, or 24%, as compared to the year ended December 31, 2003. The stronger Euro and Australia Dollar increased research and development expenses approximately $255,000 in 2004. Excluding the impact of changes in exchange rates, research and development expenses increased approximately $299,000 or 13% from 2003.

         The increase primarily reflects higher compensation-related expense. Average full-time research and development employee headcount in 2004 was 18 compared to 17 in 2003.

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

General and Administrative Expenses

         2004 Compared to 2003

         Consolidated general and administrative expenses for the year ended December 31, 2004 were $3,194,000, a decrease of $230,000, or 7%, from 2003. The stronger Euro increased general and administrative expense approximately $123,000 in 2004. Excluding the impact of changes in exchange rates, general and administrative expenses decreased approximately $353,000 or 10% from 2003.

         This decrease can be principally attributed to reduced spending on legal and other professional services, the collection of cash on accounts upon which a reserve had been established in prior years, and a reduction in depreciation and amortization expenses which was partially offset by increased compensation-related expenses. Average full-time general and administrative employee headcount in 2004 was 11 compared to 10 in 2003.

         2003 Compared to 2002

         Consolidated general and administrative expenses for the year ended December 31, 2003 were $3,424,000, a decrease of $1,118,000, or 25%, from 2002.
This decrease can be principally attributed to lower headcount, reduced spending on professional services, the collection of cash on accounts upon which a reserve had been established in prior years, a reduction in depreciation and amortization expenses, a reduction in travel expenses and a reduction in office-related expenses such as rent and telephone. Average full-time general and administrative employee headcount in 2003 was 10 compared to 12 in 2002. The reduction in general and administrative expenses were partially offset by legal expenses associated with the ActivCard litigation, which was settled in the fourth quarter of 2003, and the impact of the strengthening of the Euro.

         Because our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are fixed, a small variation in the timing of recognition of revenue could cause significant variations in operating results from quarter to quarter.

Restructuring Expenses

         In 2004, the Company reversed $32,000 of the restructuring reserve that had been established in prior years. The adjustment was a result of renegotiating its headquarters lease in 2004.

         There were no restructuring expenses for the year ended December 31, 2003 as compared with $319,000 in 2002. The expense in 2002 reflects changes in estimates of the reserves established in the fourth quarter of 2001 and primarily relate to the shutdown of the French operation and excess office space in the United States.


Interest Income (Expense), Net

         Consolidated net interest income (expense) was income of $120,000 in 2004 compared to expense of $80,000 in 2003. This change in expense was primarily due to the repayment of its term loan in the third quarter of 2003, the interest earned on the installment note it received as a result of its sale of the VACMAN Enterprise business in 2003 and an increase in average net cash balances resulting from its strong operating cash flow throughout 2004. Average net cash balances were $6,500,000 in 2004, an increase of $4,450,000 or 217% from $2,050,000 in 2003. The Company's term debt of $3,400,000 and accrued interest was repaid in full in the third quarter of 2003. The term debt had an annual interest rate of 6%. The Company invested its cash balances in short-term money market instruments at nominal rates of interest.

         Consolidated net interest expense was $80,000 in 2003 compared to $270,000 in 2002. This decrease in expense was primarily due to an increase in average net cash balances, up from an average of $20,000 in 2002 to $2,050,000 in 2003. The Company's term debt of $3,400,000 and accrued interest was repaid in full in the third quarter of 2003. The term debt had an annual interest rate of 6%. The Company invested its cash balances in short-term money market instruments at nominal rates of interest.

Other Income (Expense)

         Other income (expense) primarily includes exchange gains (losses) on transactions that are denominated in currencies other than the subsidiaries' functional currency. The increase in other expense of $654,000 in 2004 over 2003 primarily reflects an increase in exchange losses of $684,000 during that period. The exchange losses resulted from the increasing net U.S. Dollar asset base in Europe in combination with the strengthening Euro. Exchange losses reflected in other income were more than offset by translation surpluses recorded in the cumulative translation adjustment account in the equity section of the balance sheet.

         The increase in other income of $100,000 in 2003 over 2002 primarily reflects an increase in exchange gains of $69,000 during that period.

Income Taxes

         Income tax expense for 2004 was $1,880,000 and compares to expense of $397,000 in 2003. The expense relates primarily to the Belgian operating subsidiary, whose tax loss carryforwards were fully utilized in 2003. The effective tax rate in 2004 was 36.6%, an increase of 2.3 percentage points from 34.3% 2003. The Belgian tax loss carryforward utilized in 2003 reduced 2003 tax expense by approximately $739,000.

         Income tax expense for 2003 was $397,000 and compares to expense of $140,000 in 2002. The expense relates primarily to the Belgian operating subsidiary, whose tax loss carryforwards were fully utilized in 2003.

         At December 31, 2004, the Company has United States net operating loss carryforwards approximating $26,555,000 and foreign net operating loss carryforwards approximating $5,295,000. Such losses are available to offset future taxable income in the respective jurisdictions and expire in varying amounts beginning in 2005 and continuing through 2024. In addition, if certain substantial changes in the Company's ownership are deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2004, the Company had cash balances totaling $8,220,000 and no outstanding term debt. Cash generated from operating activities was $2,877,000 during the year ended December 31, 2004. During 2004, we used $94,000 for investing activities and generated $54,000 in financing activities consisting of proceeds from the exercise of stock options partially offset by the payment of dividends on our Series D Preferred Stock. Net capital expenditures, assets purchased less assets sold, were $252,000 for the year ended December 31, 2004.

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

         In July 2000, the Company issued 150,000 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock") and warrants to purchase 1,269,474 shares of Common Stock for cash of $15,000,000 to Ubizen N.V. ("Ubizen"). The preferred stock was convertible into 1,052,632 shares of Common Stock at any time through July 2003. If not converted by July 2003, the preferred stock would have been, at the option of the Company, either repurchased or converted into Common Stock at a rate equal to the average market price of the Common Stock for 30 consecutive business days on which the common stock was traded prior to the conversion date less five (5) percent.

         In July 2003, the Company reached an agreement with Ubizen whereby it purchased and redeemed all of the Series C Convertible Preferred Stock and Common Stock Purchase Warrants owned by Ubizen in exchange for $4,000,000 in cash and 2,000,000 shares of Common Stock. Under the terms of the Purchase Agreement, the Company paid $3,000,000 to Ubizen and issued 2,000,000 shares of Common Stock on July 25, 2003. An additional $1,000,000 was paid to Ubizen in November 2003. Using the closing price of the Common Stock on July 25, 2003, the value of the stock issued was $4,000,000. The Common Stock issued by the Company was subject to a lock-up period wherein the lock-up expired in increments of 500,000 shares each on October 15, 2003, January 15, 2003, April 15, 2003 and July 15, 2003. Once the lock-up expired, the shares were subject to volume trading restrictions through January 1, 2005.

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

         The Company maintains an overdraft agreement with Fortis Banque/Bank of Belgium. Under terms of the agreement, the Company can borrow an amount equal to 80% of its Belgium subsidiary's defined accounts receivable up to a maximum of 2,000,000 Euros. Borrowings under the overdraft agreement accrue interest at an annual rate of 5.7% and the Company is obligated to pay a quarterly commitment fee of 0.125%. As of December 31, 2004, 2,000,000 Euros were available under the overdraft agreement as there were no borrowings outstanding under the agreement. The assets, excluding inventory, of the Belgian subsidiary secure the agreement and while it has no specific termination date, it can be terminated with thirty
(30) days notice. The agreement is governed by the General Lending Conditions for Corporate Customers, registered in Brussels, Belgium on December 20, 2001.

         The net effect of 2004 activity resulted in an increase in cash of $3,321,000 and a total cash balance of $8,138,000 at December 31, 2004, compared to $4,817,000 at the end of 2003. Our working capital at December 31, 2004 was $10,055,000, an increase of $4,837,000 from $5,218,000 at December 31, 2003. The change is primarily attributable to the generation of positive cash flow from operations in 2004. Our current ratio was 2.42 to 1.0 at December 31, 2004. We believe that our current cash balances, credit available under our existing overdraft agreement and the anticipated cash generated from operations, including the realization of deferred revenue recorded as a current liability and deposits received on orders of Digipass to be delivered in 2005, will be sufficient to meet our anticipated cash needs for the next twelve months.

         The net effect of 2003 activity resulted in an increase in cash of $2,201,000 and a cash balance of $4,817,000 at December 31, 2003, compared to $2,616,000 at the end of 2002. Our working capital at December 31, 2003 was $5,218,000, an increase of $5,804,000 from a deficit of $586,000 at December 31, 2002. The change is attributable to the generation of positive cash flow from operations in 2003 and the proceeds of the financing partially offset by the purchase of the Company's Series C Convertible Preferred Stock and the repayment of the loan from Dexia. Our current ratio was 2.18 to 1.0 at December 31, 2003.

         On February 4, 2005, the Company acquired all of the share capital of A.O.S. Hagenuk B.V. ("A.O.S.") a private limited liability company organized and existing under the laws of the Netherlands. The base purchase price was EUR 5,000,000 of which EUR 3,750,000 was paid in cash and the remainder was paid in the Company's common stock. The common stock will be held in escrow for the benefit of the seller for a period of twelve (12) months. Six (6) months after closing, the seller shall have the right to pay EUR 1,250,000 into the escrow account against release of the common stock. In addition to the base purchase price, a variable amount related to the gross profits collected on the sales of certain equipment will be paid to the seller over a period of two (2) years following the closing. AOS will be a wholly owned subsidiary of the Company, accounted for using the purchase method in accordance with SFAS No. 141," Business Combinations."

         On February 17, 2005, the Company, in accordance with the Designation of Rights and Preferences of the Series D 5% Cumulative Convertible Voting Preferred Stock (the "Series D Preferred Stock"), issued a call for the mandatory conversion of all outstanding shares of the Series D Preferred Stock. All accrued dividends through the conversion date have been paid.

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

CONTRACTUAL OBLIGATIONS

         The Company has the following contractual obligations:

                                                                              Payments Due by Period
                                                ------------------------------------------------------------------------------------
                                                                     Less than            1-3               3-5          More than
                                                     Total             1 year            years             years          5 years
                                                -----------------  ---------------   ---------------  ----------------  ------------

Long-Term Debt Obligations ................         $         -     $         -     $         -     $         -     $         -
Capital Lease Obligations .................                   -               -               -               -               -
Operating Lease Obligations ...............           6,299,859       1,223,452       3,145,098       1,910,917          20,392
Purchase Obligations ......................           4,532,259       4,532,259               -               -               -
Other Long-Term Liabilities Reflected
   on the Balance Sheet ...................                   -               -               -               -               -

                                                    -----------     -----------     -----------     -----------     -----------
   Total Contractual Obligations ..........         $10,832,118     $ 5,755,711     $ 3,145,098     $ 1,910,917     $    20,392
                                                    ===========     ===========     ===========     ===========     ===========

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

         NET REALIZABLE VALUE OF INVENTORY: We maintain reserves for inventory where it appears that the carrying cost of the inventory may not be recovered through subsequent sale of the inventory. We analyze the quantity of inventory on hand, the quantity sold in the past year, the anticipated sales volume in the form of sales to new customers as well as sales to previous customers, the expected sales price and the cost of making the sale when evaluating the valuation of our inventory. If the sales volume or sales price of a specific model declines significantly, additional writedowns may be required.

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

         The investment in SSI as of December 31, 2004 was $1,162,000. While SSI had remained current on payments related to the notes receivable through December 31, 2004, the full amount of the investment is at risk if SSI is unsuccessful in executing their business plan.

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

         The total amount of goodwill and other intangible assets as of December 31, 2004 was $1,384,000 and the full amount is at risk of impairment. See footnotes 1and 2 to the financial statements for more detailed information.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs: an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends guidance in ARB No. 43, Chapter 4, clarifying the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. These items are to be recognized as current-period charges. The Company has no idle facility expense or wasted material charges. This statement is effective for the Company's 2006 fiscal year. SFAS No. 151 will not have a significant impact on the our results of operations or financial position.

         In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This is an amendment of APB Opinion No. 29 and eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows are expected to change significantly as a result of the exchange. This statement is effective for the Company's 2006 fiscal year. Adoption of this statement is not expected to have a material impact on our results of operations or financial position.

         In December 2004, the FASB issued SFAS No. 123 (Revised 2004), or SFAS 123(R), Share-Based Payment, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The revised statement is effective as of the first interim period beginning after June 15, 2005. The Company will adopt the statement on July 1, 2005 as required. We expect the adoption of SFAS 123(R) will have an adverse impact on our net income and net income per share. We are currently in the process of evaluating the extent of such an impact.


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

         WE HAD A HISTORY OF OPERATING LOSSES AND HAVE A LARGE ACCUMULATED DEFICIT.

         Although we have reported net income of $3,253,000 and $2,756,000 for the years ended December 31, 2004 and 2003, respectively, we have incurred net losses of $4,538,000 for the year ended December 31, 2002 and as of December 31, 2004, our accumulated deficit is $40,672,000.

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

         A typical sales cycle in the Banking market is often three to six months and with larger Banking transactions up to eighteen months. Purchasing decisions for our products and systems may be subject to delay due to many factors that are not within our control, such as:

         o The time required for a prospective customer to recognize the need for our products;
         o The significant expense of many data security products and network systems;

         o    Customers' internal budgeting processes; and
         o Internal procedures customers may require for the approval of large purchases.

         WE HAVE A SIGNIFICANT DEPENDENCE ON MAJOR CUSTOMERS AND LOSING ANY OF THESE CUSTOMERS COULD RESULT IN A SIGNIFICANT LOSS IN REVENUES.

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

         Our business internationally is subject to a number of risks any or all of which could result in a disruption in our business and a decrease in our revenues. These include:

         o Inconsistent regulations and unexpected changes in regulatory requirements;
         o Difficulties and costs of staffing and managing international operations;
         o    Potentially adverse tax consequences;
         o    Wage and price controls;

         o    Uncertain protection for intellectual property rights;
         o    Imposition of trade barriers;
         o    Differing technology standards;
         o    Uncertain demand for electronic commerce;
         o    Linguistic and cultural differences;
         o    Political instability; and
         o    Social unrest.

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

         WE EMPLOY CRYPTOGRAPHIC TECHNOLOGY IN OUR AUTHENTICATION PRODUCTS THAT USES COMPLEX MATHEMATICAL FORMULATIONS TO ESTABLISH NETWORK SECURITY SYSTEMS.

         Many of our products are based on cryptographic technology. With cryptographic technology, a user is given a key that is required to encrypt and decode messages. The security afforded by this technology depends on the integrity of a user's key and in part on the application of algorithms, which are advanced mathematical factoring equations. These codes may eventually be broken or become subject to government regulation regarding their use, which would render our technology and products less effective. The occurrence of any one of the following could result in a decline in demand for our technology and products:

         o Any significant advance in techniques for attacking cryptographic systems, including the development of an easy factoring method or faster, more powerful computers;
         o Publicity of the successful decoding of cryptographic messages or the misappropriation of keys; and
         o Increased government regulation limiting the use, scope or strength of cryptography.

         ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

         We may make investments in complementary companies, products or technologies. Should we do so, our failure to successfully manage future acquisitions could seriously harm our operating results. In the event of any future purchases, we will face additional financial and operational risks, including:

         o Difficulty in assimilating the operations, technology and personnel of acquired companies;
         o Disruption in our business because of the allocation of resources to consummate these transactions and the diversion of management's attention from our existing business;
         o Difficulty in retaining key technical and managerial personnel from acquired companies;
         o Dilution of our stockholders, if we issue equity to fund these transactions;
         o Assumption of operating losses, increased expenses and liabilities; and
         o Our relationships with existing employees, customers and business partners may be weakened or terminated as a result of these transactions.

         WE EXPERIENCE VARIATIONS IN QUARTERLY OPERATING RESULTS AND ARE SUBJECT TO SEASONALITY, BOTH OF WHICH MAY RESULT IN A VOLATILE STOCK PRICE.

         In the future, as in the past, our quarterly operating results may vary significantly resulting in a volatile stock price. Factors affecting our operating results include:

         o    The level of competition;
         o The size, timing, cancellation or rescheduling of significant orders;
         o    New product announcements or introductions by current competitors;
         o Technological changes in the market for data security products including the adoption of new technologies and standards;
         o    Changes in pricing by current competitors;
         o Our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;
         o    Component costs and availability;
         o    Our success in expanding our sales and marketing programs;
         o    Market acceptance of new products and product enhancements;
         o    Changes in foreign currency exchange rates; and
         o    General economic trends.

         We also experience seasonality in all markets. These seasonal trends are most notable in the summer months, particularly in Europe, when many businesses defer purchase decisions.

         A SMALL GROUP OF PERSONS CONTROL A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK AND COULD DELAY OR PREVENT A CHANGE OF CONTROL.

         Our Board of Directors, our officers and their immediate families and related entities beneficially own approximately 32%, with Mr. T. Kendall Hunt controlling approximately 30%, of the outstanding shares of our common stock not including the shares that are issuable (a) upon conversion of our Series D preferred stock, (b) upon exercise of warrants purchased in conjunction with the Series D preferred stock or (c) as dividends upon the Series D preferred stock. If the foregoing categories of shares are included as outstanding shares, the beneficial ownership percentages are 31% and 29%, respectively. As the Chairman of the Board of Directors and our largest stockholder, Mr. Hunt may exercise substantial control over our future direction and operation and such concentration of control may have the effect of discouraging, delaying or preventing a change in control and may also have an adverse effect on the market price of our common stock.

         OUR STOCK PRICE MAY BE VOLATILE AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE ACCEPTABLE PRICES.

         The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, including the following:

         o    Actual or anticipated fluctuations in our operating results;
         o    Changes in market valuations of other technology companies;
         o Announcements by us or our competitors of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
         o    Additions or departures of key personnel;
         o    Future sales of common stock;
         o Any deviations in net revenues or in losses from levels expected by the investment community; and
         o    Trading volume fluctuations.

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

         Several of our executives are residents of Belgium, and a substantial portion of our assets and those of some of our executives are located in Belgium. As a result, it may not be possible for investors to effect service of process on those persons located in Belgium, or to enforce judgments against some of our executives based upon the securities or other laws of jurisdictions other than Belgium. Moreover, we believe that under Belgian law there exists certain restrictions on the enforceability in Belgium in original actions, or in actions of enforcement of judgments rendered against us in courts outside jurisdictions that are a party to the Brussels Convention on Jurisdiction and the Enforcement of Judgments in Civil and Commercial Matters (as amended). Actions for enforcement of such judgments may be successful only if the Belgian court confirms the substantive correctness of the judgment of such court, and is satisfied:

         o That the judgment is not contrary to the principles of public policy in Belgium or rules of Belgian public law;
         o    That the judgment did not violate the rights of the defendant;
         o    That the judgment is final under applicable law;
         o That the court did not accept its jurisdiction solely on the basis of the nationality of the plaintiff; and
         o As to the authenticity of the text of the judgment submitted to it.

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


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Foreign Currency Exchange Risk - In 2004, approximately 90% of our business was conducted outside the United States in Europe and Asia/Pacific. A significant portion of our business operations is transacted in foreign currencies. As a result, we have exposure to foreign exchange fluctuations. We are affected by both foreign currency translation and transaction adjustments. Translation adjustments result from the conversion of the foreign subsidiaries' balance sheets and income statements to U.S. dollars at year-end exchange rates and weighted average exchange rates, respectively. Translation adjustments resulting from this process are recorded directly into stockholders' equity. Transaction adjustments result from currency exchange movements when a foreign subsidiary transacts business in a currency that differs from its local currency. These adjustments are recorded as gains or losses in our statements of operations. Our foreign subsidiaries' business transactions are spread across numerous countries and currencies. This geographic diversity reduces the risk to our operating results.

         Interest Rate Risk - We have minimal interest rate risk. We have no outstanding debt and our cash is invested in short-term instruments at current market rates. If rates were to increase or decrease by one percentage point, the Company's interest income would increase or decrease approximately $80,000 annually.

         Impairment Risk - At December 31, 2004, we had goodwill and other intangible assets of $1,384,000 related mostly to technology purchased in 2001 as part of our acquisition of Identikey. We will assess the net realizable value of the intangible assets on a regular basis, but at least annually, to determine if we have incurred any declines in the value of our capital investment. While we did not experience impairment during the year ended December 31, 2004, we may incur impairment charges in future periods.


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


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-K, and in other reports required to be filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures at the end of the period. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Company, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them on a timely basis.

CHANGES IN INTERNAL CONTROLS

         There were no significant changes in the Company's internal controls during the quarter ended December 31, 2004.

ITEM 9B - OTHER INFORMATION

         None.

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         T. KENDALL "KEN" HUNT -- Mr. Hunt is Chairman of the Board and Chief Executive Officer. He served as our Chief Executive Officer through June 1999. He returned as CEO in November 2002. He has been a director since July 1997 and currently serves a one-year term. He served since 1990 as Chairman and President of our predecessor, VASCO Corp. He is also affiliated with several high-tech early-stage companies, serving as a member of their Board of Directors. He is a co-founder and on the board of Secured Services, Inc., a publicly-held company, listed on the Nasdaq (Symbol: ssvc). Mr. Hunt is President of the Belgian Business Club of Chicago. Additionally, he is on the Advisory Board for the Posse Foundation, an organization dedicated to providing full college scholarships to urban minority youth leaders through its partnerships with elite universities across the U.S. He holds an MBA from Pepperdine University, Malibu, California, 1979, and a BBA from the University of Miami, Florida, 1965. Mr. Hunt is 61 years old.

         MICHAEL P. CULLINANE -- Mr. Cullinane has been a director since April 10, 1998 and currently serves a one-year term. He is the Chairman of our Audit Committee and a member of our Compensation Committee and our Governance and Nominating Committee. Mr. Cullinane currently serves as the Executive Vice President and Chief Operating Officer of Lakeview Technology. Mr. Cullinane served as the Executive Vice President and Chief Financial Officer and a director of Divine, Inc. from July 1999 to May 2003. He served as Executive Vice President, Chief Financial Officer and a director of PLATINUM Technology International, Inc. from 1988 to June 1999. On February 25, 2003, Divine, Inc. filed for protection under the federal bankruptcy laws. Mr. Cullinane received a B.B.A. from the University of Notre Dame, South Bend, Indiana. Mr. Cullinane is 55 years old.

         MICHAEL A. MULSHINE -- Mr. Mulshine has been a director since July 1997 and currently serves a one-year term. He served since 1992 as a director of our predecessor, VASCO Corp. He is the Chairman of our Compensation Committee and a member of our Audit Committee and our Governance and Nominating Committee. He is, and since 1979 has been, a principal of Osprey Partners, a management consulting firm. From 1985 to 2003 he served as a director and corporate secretary of SEDONA Corporation, a provider of web-based Customer Relationship Management (CRM) solutions for small and mid-sized financial services companies. Additionally, Mr. Mulshine is a director of Prediction Systems, Inc., a privately held software engineering company specializing in the technology of modeling and simulation. Mr. Mulshine received a B.S. in Electrical Engineering from Newark College of Engineering of the New Jersey Institute of Technology, Newark, New Jersey. Mr. Mulshine is 65 years old.

         JOHN R. WALTER -- Mr. Walter has been a director since April 2003 and currently serves a one-year term. He is Chairman of our Governance and Nominating Committee and is a member of our Audit Committee and our Compensation Committee. Mr. Walter is Chairman and CEO of Ashlin Management Co., a private investment and management services firm. Mr. Walter also serves as a director for Abbott Laboratories, Inc., Deere & Company, Manpower, Inc., and SNP Corporation of Singapore. Mr. Walter served as President and Chief Operating Officer of AT&T Corporation from 1996 to 1997. He served as Chairman and CEO of R.R. Donnelley & Sons Company, a print and digital information management company, from 1989 through 1996. Mr. Walter received a B.S. degree in management from Miami University, Oxford, Ohio. Mr. Walter is 58 years old.

EXECUTIVE OFFICERS

         JAN VALCKE -- Mr. Valcke is President & Chief Operating Officer. Mr. Valcke has been an officer of the Company since 1996. From 1992 to 1996, he was Vice-President of Sales and Marketing of Digipass NV/SA, a member of the Digiline group. He co-founded Digiline in 1988 and was a member of the Board of Directors of Digiline. Mr.Valcke received a degree in Science from St. Amands College in Kortrijk, Belgium. Mr. Valcke is 51 years old.

         CLIFFORD K. BOWN -- Mr. Bown is Executive Vice President & Chief Financial Officer. Mr. Bown started his career with KPMG LLP where he directed the audits for several publicly held companies, including a global leader that provides integrated and embedded communications solutions. From 1991 to 1993, he was CFO for publicly held XL/DATACOMP, a $300 million provider of midrange computer systems and support services in the U. S. and U. K. Mr. Bown also held CFO positions in two other companies focused on insurance and healthcare from 1995 through 2001. Mr. Bown received a B.S. in Accountancy from the University of Illinois, Urbana, Illinois, his MBA from the University of Chicago, and he has a CPA certificate. Mr. Bown is 53 years old.

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and The Nasdaq Stock Market, Inc. Directors, executive officers and beneficial owners of more than 10% of the outstanding shares of Common Stock are required by Commission regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms or written representations that no reports under Section 16(a) were required, and except as previously disclosed in the Company's proxy statement filed on May 10, 2004, we believe that for the year period ended December 31, 2004, all of the Company's directors, executive officers and greater than 10% beneficial owners complied with Section 16(a) filing requirements applicable to them.

CODE OF ETHICS

         The Company has adopted a Code of Ethics that applies to all of its employees, including its principal executive officer and principal financial officer. The Code of Ethics, was filed in the prior year and is noted as Exhibit
10.54 herein.

ITEM 11 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth all compensation awarded to, earned by, or paid for services rendered to VASCO and our subsidiaries in all capacities during the three years ended December 31, 2004, 2003 and 2002 for our Chief Executive Officer, President and Chief Operating Officer and Executive Vice President, who are the only executive officers of VASCO and our subsidiaries whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers").

-------------------------------------------------------------------------------------------------------------------------
                                        ANNUAL COMPENSATION         LONG-TERM COMPENSATION
-------------------------------------------------------------------------------------------------------------------------
                                                                             AWARDS             PAYOUTS
                                   ----------------------------------------------------------------------
                                                         OTHER      RESTRICTED    SECURITIES
                                                        ANNUAL        STOCK       UNDERLYING       LTIP     ALL OTHER
     NAME AND PRINCIPAL            SALARY   BONUS     COMPENSATION    AWARD(S)    OPTIONS/SARS    PAYOUTS  COMPENSATION
        POSITION           YEAR     ($)      ($)          ($)          ($)            (#)          ($)         ($)
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
T. KENDALL HUNT (1)       2004   225,000    90,000        --            --          125,000         --          --
Chairman and Chief        2003   173,750      --          --            --          125,000         --          --
Executive Officer         2002   152,627    42,500        --            --          120,000         --          --
-------------------------------------------------------------------------------------------------------------------------
JAN VALCKE (2)            2004   321,256    59,310        --            --          100,000         --          --
President and Chief       2003   277,991      --          --            --          100,000         --          --
Operating Officer         2002   166,667    40,000      34,889          --          50,000          --          --
-------------------------------------------------------------------------------------------------------------------------
CLIFFORD K. BOWN (3)      2004   175,000    60,000        --            --          50,000          --          --
Executive Vice            2003   150,000      --          --            --          75,000          --          --
President, Chief          2002    50,600                                            75,000
Financial Officer and
Secretary
-------------------------------------------------------------------------------------------------------------------------

(1) Mr. Hunt returned as CEO of the Company on November 20, 2002.

(2) Mr. Valcke was elected President and COO on November 20, 2002. Mr. Valcke salary and bonus for 2004 were denominated in Euros. The above information reflects the Euros paid translated into U.S. dollars at the average exchange rate for the year. Other Annual Compensation primarily includes employment-related expenses billed by Mr. Valcke as an independent contractor.

(3) Mr. Bown joined the Company as Executive Vice President and Chief Financial Officer on August 19, 2002. He was appointed Secretary of the Company as of October 21, 2002.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth all options granted to the Named Executive Officers during 2004.

-----------------------------------------------------------------------------------------------------------------------
                                INDIVIDUAL GRANTS
-----------------------------------------------------------------------------------------------------------------------

                                                                                       POTENTIAL REALIZABLE VALUE AT
                                      PERCENT OF                                    ASSUMED ANNUAL RATES OF STOCK PRICE
                                        TOTAL                                         APPRECIATION FOR OPTION TERM (2)
                        NUMBER OF      OPTIONS/                                    ------------------------------------
                       SECURITIES        SARS
                       UNDERLYING     GRANTED TO
                        OPTIONS/      EMPLOYEES      EXERCISE OF
                      SARS GRANTED    IN FISCAL      BASE PRICE     EXPIRATION
      NAME                (1)           YEAR          ($/SH)           DATE             5% ($)             10% ($)
-----------------------------------------------------------------------------------------------------------------------
T. Kendall Hunt          125,000        25.6 %          2.53          1/08/14           515,000           820,000
-----------------------------------------------------------------------------------------------------------------------
Jan Valcke               100,000        20.5%           2.53          1/08/14           412,000           656,000
-----------------------------------------------------------------------------------------------------------------------
Clifford K. Bown         50,000         10.3%           2.53          1/08/14           206,000           328,000
-----------------------------------------------------------------------------------------------------------------------

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

              AGGREGATED OPTION /SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

         The following table sets forth the aggregate value as of December 31, 2004 of unexercised stock options held by the Named Executive Officers. The Named Executive Officers did not exercise any stock options during 2004 and the relevant columns have, therefore, been omitted.

-----------------------------------------------------------------------------------------------------------------------
                                 NUMBER OF SECURITIES UNDERLYING
                                UNEXERCISED OPTIONS/SARS AT FISCAL         VALUE OF UNEXERCISED IN-THE-MONEY
          NAME                             YEAR-END                      OPTIONS/SARS AT FISCAL YEAR-END ($) (1)
-----------------------------------------------------------------------------------------------------------------------
                                 EXERCISABLE          UNEXERCISABLE         EXERCISABLE          UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------------------
      T. Kendall Hunt              509,721               135,279             2,050,539              635,861
-----------------------------------------------------------------------------------------------------------------------
        Jan Valcke                 326,805               106,945             1,432,297              503,128
-----------------------------------------------------------------------------------------------------------------------
     Clifford K. Bown              121,528               78,472               659,285               390,965
-----------------------------------------------------------------------------------------------------------------------

(1) Market value of underlying securities is based on the closing price of the Common Stock as reported on the Nasdaq National market on December 31, 2004 ($6.62) minus the exercise price.

COMPENSATION OF DIRECTORS

         The Compensation Committee of our Board of Directors reviews and sets the salaries and incentive compensation for our executive officers. The Compensation Committee reviews information relevant to Director compensation and presents its recommendation for such compensation to the full Board for its approval. The Compensation Committee also administers our stock option plan. In its capacity as administrator of the stock option plan, the Compensation Committee has authority to grant stock options to all employees and determine the terms thereof. The Compensation Committee also makes recommendations to the Board for its approval relative to options to be granted to non-employee Board members. The members of the Compensation Committee for 2004 were: Michael A. Mulshine, Michael P. Cullinane and John R. Walter.

         Each of our directors received a quarterly cash payment of $5,000 in connection with his service on the Board of Directors in 2004. The directors also receive cash compensation for participation on Committees of the Board as follows: Audit Committee Chair $10,000 annually, paid quarterly; other Committee Chairs $5,000 annually, paid quarterly; Audit Committee members $5,000 annually, paid quarterly; and other Committee members $2,500 annually, paid quarterly. Our directors are also reimbursed for expenses incurred in connection with their attendance at periodic Board meetings. In addition, non-employee directors are eligible to receive stock option grants from time to time. In 2004, options to purchase 20,000 shares of our Common Stock were issued to each of Messrs. Cullinane, Mulshine, and Walter. Options to directors were at a per share exercise price of $2.55.

EMPLOYMENT AGREEMENTS

         Mr. Hunt's salary and bonus are determined pursuant to his employment agreement dated November 20, 2002. Mr. Hunt's annual salary, any discretionary bonus and stock options will be determined by the Compensation Committee for each fiscal year of the Company during the employment period. In 2004, Mr. Hunt received a base salary of $225,000, 125,000 stock options and earned a $90,000 bonus to be paid in 2005. In the event Mr. Hunt is terminated Without Cause, he quits for Good Reason, or he is terminated or quits for Good Reason after a Change in Control (as the foregoing terms are defined in his employment agreement), Mr. Hunt will continue to receive his base pay and any applicable Incentive Compensation over a 24-month period. In the event of such termination, Mr. Hunt has agreed to abide by several non-compete restrictions. Mr. Hunt's current 2005 annual base salary is $260,000 with a target bonus, if specific objectives are met, of $75,000.

         Mr. Valcke's salary and bonus are determined pursuant to an Independent Contractor Employment Agreement (the "Agreement") dated November 20, 2002. Mr. Valcke's annual salary, his bonus and stock options will be determined by the Compensation Committee for each fiscal year of the Company during the employment period. In 2004, Mr. Valcke received 260,000 Euros, $321,256 using the average exchange rate for 2004, in base compensation, 100,000 stock options and earned a bonus of 48,000 Euros to be paid in 2005. Either Mr. Valcke or the Company have the option to terminate Mr. Valcke's employment with or without cause, for any reason whatsoever, without any breach of the Agreement by giving six (6) month's written notice. In the event of such termination, Mr. Valcke has agreed to abide by various non-compete and non-solicitation restrictions for up to 12 months following termination of the Agreement. Mr. Valcke's 2005 base compensation is 260,000 Euros with a target bonus, if specific objectives are met of 75,000 Euros.

         Mr. Bown's salary and bonus are determined pursuant to his employment agreement dated January 1, 2003. Mr. Bown's annual salary, any discretionary bonus and stock options will be determined by the Compensation Committee for each fiscal year of the Company during the employment period. In 2004, Mr. Bown received a base salary of $175,000, 50,000 stock options and earned a $60,000 bonus to be paid in 2005. In the event Mr. Bown is terminated Without Cause, he quits for Good Reason, or he is terminated or quits for Good Reason after a Change in Control (as the foregoing terms are defined in his employment agreement), Mr. Bown will continue to receive his base pay and any applicable Incentive Compensation over a 12-month period. In the event of such termination, Mr. Bown has agreed to abide by various non-compete restrictions. Mr. Bown's 2005 annual base salary is $200,000 with a target bonus, if specific objectives are met of $50,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         For 2004, our Compensation Committee was comprised of Messrs. Mulshine, Cullinane and Walter. There were no Committee interlocks or insider participation in 2004.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth shares of our Common Stock that are authorized to be issued under the Company's 1997 Stock Compensation Plan, as amended and restated in 1999:




------------------------------------------------------------------------------------------------------------------------
                                                                                                NUMBER OF SECURITIES
                                                                                               REMAINING AVAILABLE FOR
                                                                                                FUTURE ISSUANCE UNDER
                                NUMBER OF SECURITIES TO          WEIGHTED-AVERAGE                 EQUITY COMPENSATION
                               BE ISSUED UPON EXERCISE OF        EXERCISE PRICE OF                 PLANS (EXCLUDING
                                 OUTSTANDING OPTIONS,           OUTSTANDING OPTIONS,             SECURITIES REFLECTED IN
         PLAN CATEGORY            WARRANTS AND RIGHTS           WARRANTS AND RIGHTS                    COLUMN (A)
------------------------------------------------------------------------------------------------------------------------
                                        (a)                             (b)                                (c)
------------------------------------------------------------------------------------------------------------------------

   Equity compensation
     plans approved by               2,626,438                         $2.75                           4,089,900
     security holders

------------------------------------------------------------------------------------------------------------------------

   Equity compensation
     plans not approved by
     security holders                      none                     not applicable                not applicable

------------------------------------------------------------------------------------------------------------------------

         The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of March 24, 2005 for each person or entity who is known to us to beneficially own five percent or more of the Common Stock. For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares as of a given date that such person has the right to acquire within 60 days after such date.


                  ------------------------------------------------------------------------------------
                   NAME AND ADDRESS OF                AMOUNT AND NATURE OF
                    BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP       PERCENT OF CLASS
                  ------------------------------------------------------------------------------------
                  ------------------------------------------------------------------------------------


                    T. Kendall Hunt
                    1901 S. Meyers Road                  10,447,253(1)               29.962%
                    Ste. 210
                    Oakbrook Terrace, IL 60181
                  ------------------------------------------------------------------------------------

(1) Includes 200,000 shares held in the T. Kendall Hunt Charitable Remainder Trust and 1,111,300 shares held by the estate of Barbara J. Hunt, with Mr. Hunt as executor of the estate, as to which shares Mr. Hunt disclaims beneficial ownership.

         The table below sets forth certain information with respect to the beneficial ownership of our Common Stock as of March 31, 2005 for (i) each of our directors, (ii) each of our named executive officers, and (iii) all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them unless otherwise indicated. For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares as of a given date that such person has the right to acquire within 60 days after such date.

         ------------------------------------------------------------------------------------------------------------
              NAME AND ADDRESS OF BENEFICIAL               AMOUNT AND NATURE OF
                         OWNER                           BENEFICIAL OWNERSHIP (1)            PERCENT OF CLASS
         ------------------------------------------------------------------------------------------------------------
              T. Kendall Hunt                                 10,447,253 (2)                     29.962%
              1901 S. Meyers Road
              Ste. 210 Oakbrook Terrace, IL 60181
         ------------------------------------------------------------------------------------------------------------
              Jan Valcke                                         359,972                          1.032%
              Koningin Astridlaan 164
              B-1780 Wemmel, Belgium
         ------------------------------------------------------------------------------------------------------------
              Michael P. Cullinane
              1901 S. Meyers Road
              Ste. 210                                            95,333                          0.273%
              Oakbrook Terrace, IL 60181
         ------------------------------------------------------------------------------------------------------------
              Michael A. Mulshine
              1901 S. Meyers Road
              Ste. 210                                            95,333                          0.273%
              Oakbrook Terrace, IL 60181
         ------------------------------------------------------------------------------------------------------------
              John R. Walter
              1901 S. Meyers Road
              Ste. 210                                            93,333                          0.268%
              Oakbrook Terrace, IL 60181
         ------------------------------------------------------------------------------------------------------------
              Cliff Bown
              1901 S. Meyers Road
              Ste. 210                                           164,306                          0.471%
              Oakbrook Terrace, IL 60181
         ------------------------------------------------------------------------------------------------------------
              All Executive Officers and Directors
              as a Group                                        11,284,930                       32.279%
              (6 persons)
         ------------------------------------------------------------------------------------------------------------

(1) The number of shares beneficially owned by each director and executive officer is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days after March 31, 2005 through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

(2) Includes 200,000 shares held in the T. Kendall Hunt Charitable Remainder Trust and 1,111,300 shares held by the estate of Barbara J. Hunt, with Mr. Hunt as executor of the estate, as to which shares Mr. Hunt disclaims beneficial ownership.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In July 2003, the Company sold its VACMAN Enterprise business unit ("VACMAN") to SecureD Services, Inc. ("SSI"), a then newly organized company in which T. Kendall Hunt had a 19% equity ownership interest and is one of three directors on its board. The transaction was approved by all of the independent directors of the Company. The Company received a $1.1 million senior secured promissory note and $2.0 million of convertible preferred stock from SSI in exchange for the VACMAN assets. The note is payable in 36 monthly installments and bears interest at 6% per annum. The preferred stock pays a 6% cumulative stock dividend quarterly, and may be converted into SSI common stock on a share-for-share basis in phases commencing July 1, 2005. An independent valuation firm valued the transaction at approximately $1.6 million. SSI has since merged with a public company and its common stock is traded on the OTC Bulletin Board.



ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following sets forth the amount of fees paid to our registered public accounting firm, KPMG LLP, for services rendered in 2004 and 2003:

         AUDIT FEES: The aggregate fees billed by KPMG LLP for professional services rendered for the audit of the Company's annual financial statements, the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q, and services normally provided by the independent auditor in connection with statutory and regulatory filings were $250,959 for the fiscal year ended December 31, 2004, and $221,050 for the fiscal year ended December 31, 2003.

         AUDIT-RELATED FEES: There were no audit-related fees paid in 2004. The aggregate fees billed by KPMG LLP for assurance and related services related to the performance or review of the Company's financial statements and not described above under "Audit Fees" were approximately $39,450 for the 2003 fiscal year. In 2003, the audit-related services included audits of the carve-out financial statements for the VACMAN Enterprise business as required under the agreement to sell the business unit.

         TAX FEES: The aggregate fees billed by KPMG LLP for tax compliance and tax advice were approximately $39,375 for the 2004 fiscal year and approximately $83,220 for the 2003 fiscal year. The fees for 2004 and 2003 primarily related to the filing of the Company's tax returns.

         ALL OTHER FEES: There were no such fees in 2004 or 2003.

         It is currently the policy of the Audit Committee of the Board of Directors to pre-approve all services rendered by KPMG LLP. The Audit Committee pre-approved all of the above fees for both 2004 and 2003.


                                     PART IV


ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) The following consolidated financial statements and notes thereto, and the related independent auditors' report, are included on pages F-1 through F-23 of this Form 10-K:

           Report of Independent Registered Public Accounting Firm

           Consolidated Balance Sheets as of December 31, 2004 and 2003

           Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

           Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2004, 2003 and 2002

           Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2004, 2003 and 2002

           Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

           Notes to Consolidated Financial Statements

         (2) The following consolidated financial statement schedule of the Company is included in this Form 10-K:

             o   Schedule II - Valuation and Qualifying Accounts

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

        EXHIBIT
         NUMBER                                             DESCRIPTION

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

        EXHIBIT
         NUMBER                                               DESCRIPTION

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

       ##10.50   Employment agreement with T. Kendall Hunt.

       ##10.51   Independent Contractor Employment agreement with Jan
                 Valcke.

       ##10.52   Employment agreement with Clifford Bown.

       ##10.53   Indemnification Agreement with T. Kendall Hunt.

       *10.54    Code of Ethics.

       21 Subsidiaries of Registrant. (Incorporated by reference - Form 10-K filed April 2, 2001.)

       23        Consent of KPMG LLP.

       31.1      Statement Under Oath of Principal Executive Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002, dated March 29, 2005.

       31.2      Statement Under Oath of Principal Financial Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002, dated March 29, 2005.

       32.1      Statement Under Oath of Principal Executive Officer pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002, dated March 29, 2005.

       32.2      Statement Under Oath of Principal Financial Officer pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002, dated March 29, 2005.

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

* Incorporated by reference to the Registrant's Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 30, 2004.

** Confidential treatment has been granted for the omitted portions of this document.

(b) VASCO DATA SECURITY INTERNATIONAL, INC. WILL FURNISH ANY OF THE ABOVE EXHIBITS TO ITS STOCKHOLDERS UPON WRITTEN REQUEST ADDRESSED TO THE SECRETARY AT THE ADDRESS GIVEN ON THE COVER PAGE OF THIS FORM 10-K. THE CHARGE FOR FURNISHING COPIES OF THE EXHIBITS IS $.25 PER PAGE, PLUS POSTAGE.

(c)      Reports on Form 8-K

         (1) On October 22, 2004, the Company filed a Form 8-K covering items 2 and 9 that included:

             o A copy of the press release dated October 22, 2004 providing a financial update of the Company for the third quarter and nine-months ended September 30, 2004, and

             o The text of the script for the earnings conference call held on October 22, 2004.

         (2) On December 20, 2004, the Company filed a Form 8-K covering items 2 and 9 that included:

             o A copy of the press release dated December 16, 2004 providing a financial update of the Company for the fourth quarter and full-year ended December 31, 2004 and full-year 2005, and

             o   The text of the script for the call held on December 16, 2004.

         (3) On February 8, 2005, the Company filed a Form 8-K covering items 2 and 9 that included:

             o Share Sale and Purchase Agreement by and among VASCO Data Security International, Inc., A.O.S. Holding B.V., Filipan Beheer B.V., Mr. Mladen Filipan, and Pijnenburg Beheer N.V., dated February 4, 2005.

             o A copy of the press release dated February 8, 2005 announcing the acquisition of AOS Hagenuk, B.V.

             o Registration Rights Agreement by and among A.O.S. Holding B.V., Filipan Beheer B.V., Mr. Mladen Filipan, and Pijnenburg Beheer N.V., and VASCO Data Security International, Inc. dated February 4, 2005.

         (4) On February 16, 2005, the Company filed a Form 8-K covering items 2 and 9 that included:

             o A copy of the press release dated February 15, 2005 providing a financial update of the Company for the fourth quarter and full-year ended December 31, 2004, and

             o The text of the script for the earnings conference call held on February 15, 2005.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


FINANCIAL STATEMENTS

    Report of Independent Registered Public Accounting Firm                            F-2

    Consolidated Balance Sheets as of December 31, 2004 and 2003                       F-3

    Consolidated Statements of Operations for the Years Ended
         December 31, 2004, 2003 and 2002                                              F-4

    Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
         December 31, 2004, 2003 and 2002                                              F-5

    Consolidated Statements of Stockholders' Equity for the Years Ended
         December 31, 2004, 2003 and 2002                                              F-6

    Consolidated Statements of Cash Flows for the Years Ended
         December 31, 2004, 2003 and 2002                                              F-7

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
VASCO Data Security International, Inc.:

         We have audited the accompanying consolidated balance sheets of VASCO Data Security International, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the accompanying consolidated financial statement Schedule II - Valuation and Qualifying Accounts. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

         We conducted our audits in accordance with the standards of the Public Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VASCO Data Security International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP


Chicago, Illinois
March 23, 2005

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                December 31,           December 31,
                                                                                    2004                   2003
                                                                               ----------------       ---------------
ASSETS
Current assets:
     Cash                                                                          $  8,138              $  4,817
     Restricted cash                                                                     82                     -
     Accounts receivable, net of allowance for doubtful accounts
         of  $160 and $471 in 2004 and 2003, repectively                              5,965                 2,523
     Inventories, net                                                                 1,346                 1,075
     Prepaid expenses                                                                   791                   476
     Deferred income taxes                                                               23                    70
     Foreign sales tax receivable                                                       313                   362
     Other current assets                                                               464                   335
                                                                                   --------              --------
           Total current assets                                                      17,122                 9,658
Property and equipment
     Furniture and fixtures                                                           1,683                 1,941
     Office equipment                                                                 2,008                 2,221
                                                                                   --------              --------
                                                                                      3,691                 4,162
     Accumulated depreciation                                                        (2,853)               (3,280)
                                                                                   --------              --------
           Net property and equipment                                                   838                   882

Intangible asset, net of accumulated amortization of $4,479
     and $4,085 in 2004 and 2003, repectively                                         1,134                 1,378
Goodwill, net of accumulated amortization of $973 in 2004 and 2003                      250                   250
Note receivable and investment in SSI                                                   760                 1,132
Other assets                                                                            146                    83
                                                                                   --------              --------
TOTAL ASSETS                                                                       $ 20,250              $ 13,383
                                                                                   ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                              $  3,065              $  1,698
     Deferred revenue                                                                   620                   386
     Accrued wages and payroll taxes                                                  1,602                 1,515
     Income taxes payable (receivable)                                                  435                  (197)
     Other accrued expenses                                                           1,345                 1,038
                                                                                   --------              --------
           Total current liabilities                                                  7,067                 4,440

Deferred warranty revenues                                                              152                     -

Stockholders' equity :
     Series D Convertible Preferred Stock, $10,000 par value - 500,000 shares
         authorized; 208 shares issued and outstanding in 2004, 800 shares            1,504                 5,786
         issued and outstanding in 2003
     Common stock, $.001 par value - 75,000,000 shares authorized; 33,581,689 shares issued and outstanding in 2004
         30,425,284 shares issued and outstanding in 2003                                34                    30
     Additional paid-in capital                                                      51,825                47,167
     Accumulated deficit                                                            (40,672)              (43,693)
     Accumulated other comprehensive income (loss) -
           cumulative translation adjustment                                            340                  (347)
                                                                                   --------              --------

Total stockholders' equity                                                           13,031                 8,943
                                                                                   --------              --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 20,250              $ 13,383
                                                                                   ========              ========

          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                  For the Years Ended December 31,
                                                                     ---------------------------------------------------------
                                                                          2004                2003                 2002
                                                                     ----------------   -----------------    -----------------

Net revenues                                                            $ 29,893            $ 22,866             $ 17,370
Cost of goods sold                                                         9,184               9,010                7,160
                                                                        --------            --------             --------

Gross profit                                                              20,709              13,856               10,210
                                                                        --------            --------             --------

Operating costs:
      Sales and marketing                                                  9,160               6,987                7,956
      Research and development                                             2,835               2,281                2,341
      General and administrative                                           3,194               3,424                4,542
      Non-cash compensation (recovery)                                         -                  41                  (50)
      Restructuring expenses                                                 (32)                  -                  319
                                                                        --------            --------             --------
           Total operating costs                                          15,157              12,733               15,108
                                                                        --------            --------             --------

Operating income (loss) from continuing operations                         5,552               1,123               (4,898)

Interest income (expense), net                                               120                 (80)                (270)
Other income (expense), net                                                 (539)                115                   15
                                                                        --------            --------             --------

Income (loss) before income taxes                                          5,133               1,158               (5,153)
Provision for income taxes                                                 1,880                 397                  140
                                                                        --------            --------             --------

      Net income (loss) from continuing operations                         3,253                 761               (5,293)

Discontinued operations:
      Income from discontinued operations, net of tax                          -                 638                  754
      Gain on sale of discontinued operations, net of tax                      -               1,357                    -

                                                                        --------            --------             --------
Net income (loss)                                                          3,253               2,756               (4,539)

Preferred stock beneficial conversion option                                   -              (3,720)                   -
Preferred stock accretion and dividends                                     (232)               (751)              (1,164)
                                                                        --------            --------             --------

Net income (loss) available to common stockholders                      $  3,021            $ (1,715)            $ (5,703)
                                                                        ========            ========             ========

Basic and diluted net income (loss) per common share:
      Income (loss) from continuing operations                          $   0.09            $  (0.13)            $  (0.22)
      Income  from discontinued operations                                     -                0.07                 0.02
                                                                        --------            --------             --------
           Net income (loss)                                            $   0.09            $  (0.06)            $  (0.20)
                                                                        ========            ========             ========

Weighted average common shares outstanding:
      Basic                                                               32,216              29,270               28,348
                                                                        ========            ========             ========
      Diluted                                                             33,128              29,270               28,348
                                                                        ========            ========             ========

          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)



                                                                     For the Years Ended December 31,
                                                     -----------------------------------------------------------------
                                                            2004                   2003                  2002
                                                     -------------------    -------------------   --------------------

Net income (loss)                                          $ 3,253                $ 2,756             $(4,539)

Other comprehensive income (loss) -
      cumulative translation adjustment                        687                    133                 (31)
                                                           -------                -------             -------

Comprehensive income (loss)                                $ 3,940                $ 2,889             $(4,570)
                                                           =======                =======             =======

          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (IN THOUSANDS EXCEPT SHARE DATA)

------------------------------------------------------------------------------------------------------------------------------------
                                                               Preferred Stock                Common Stock             Additional
                                                               ----------------              -------------              Paid-In
                      Description                           Shares         Amount          Shares         Amount         Capital
                      -----------
                                                         ===========================================================================

BALANCE AT DECEMBER 31, 2001 ............................  150,000         $ 7,944      28,263,058          $ 28          $ 37,693
                                                         ===========================================================================

Net loss ................................................        -               -               -             -                 -
Foreign currency translation adjustment .................        -               -               -             -                 -
Stock issued for acquisition ............................        -               -         126,426             -               284
Preferred stock accretion ...............................        -           1,164               -             -            (1,164)
Non-cash compensation ...................................        -               -               -             -               (50)
                                                         ---------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2002 ............................  150,000         $ 9,108      28,389,484          $ 28          $ 36,763
                                                         ===========================================================================

Net income ..............................................        -               -               -             -                 -
Foreign currency translation adjustment .................        -               -               -             -                 -
Exercise of stock options ...............................        -               -          35,800             -                63
Preferred stock accretion ...............................        -             629               -             -              (629)
Purchase and redemption of series C preferred stock
  and warrants ..........................................  (150,000)         (9,737)      2,000,000             2             5,735
Issuance of series D preferred stock ....................       800           5,786               -             -             5,194
Dividend payable ........................................         -               -               -             -                 -
Non-cash compensation ...................................         -               -               -             -                41
                                                         ---------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2003 ............................        800         $ 5,786      30,425,284          $ 30          $ 47,167
                                                         ===========================================================================

Net income ..............................................          -               -               -             -                 -
Foreign currency translation adjustment .................          -               -               -             -                 -
Exercise of stock options ...............................          -               -         118,062             1               188
Conversion of series D preferred stock ..................       (592)         (4,282)      2,960,000             3             4,279
Cash dividend to series D preferred stock shareholders ..          -               -               -             -                 -
Dividend paid in common stock on series D
  preferred stock .......................................          -               -          64,843             -               144
Dividend payable ........................................          -               -               -             -                 -
Conversion of series D warrants .........................          -               -          13,500             -                47
                                                         ---------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2004 ............................        208         $ 1,504      33,581,689            34          $ 51,825
                                                         ===========================================================================

--------------------------------------------------------------------------------------------------------------------
                                                                               Accumulated Other        Total
                                                            Accumulated         Comprehensive       Stockholders'
                      Description                              Deficit          Income (Loss)           Equity
                      -----------
                                                         ===========================================================

BALANCE AT DECEMBER 31, 2001 ............................     $ (38,069)                $ (449)          $ 7,147
                                                         ===========================================================

Net loss ................................................        (4,539)                     -            (4,539)
Foreign currency translation adjustment .................             -                    (31)              (31)
Stock issued for acquisition ............................             -                      -               284
Preferred stock accretion ...............................             -                      -                 -
Non-cash compensation ...................................             -                      -               (50)
                                                         -----------------------------------------------------------

BALANCE AT DECEMBER 31, 2002 ............................     $ (42,608)                $ (480)          $ 2,811
                                                         ===========================================================

Net income ..............................................         2,756                      -             2,756
Foreign currency translation adjustment .................             -                    133               133
Exercise of stock options ...............................             -                      -                63
Preferred stock accretion ...............................             -                      -                 -
Purchase and redemption of series C preferred stock
  and warrants ..........................................              -                      -            (4,000)
Issuance of series D preferred stock ....................         (3,720)                     -             7,260
Dividend payable ........................................           (121)                     -              (121)
Non-cash compensation ...................................              -                      -                41
                                                         -----------------------------------------------------------

BALANCE AT DECEMBER 31, 2003 ............................       $ (43,693)                $ (347)          $ 8,943
                                                         ===========================================================

Net income ..............................................           3,253                      -             3,253
Foreign currency translation adjustment .................               -                    687               687
Exercise of stock options ...............................               -                      -               189
Conversion of series D preferred stock ..................               -                      -                 -
Cash dividend to series D preferred stock shareholders ..            (182)                     -              (182)
Dividend paid in common stock on series D
  preferred stock .......................................             (23)                     -               121
Dividend payable ........................................             (27)                     -               (27)
Conversion of series D warrants .........................               -                      -                47
                                                         -----------------------------------------------------------

BALANCE AT DECEMBER 31, 2004 ............................       $ (40,672)                 $ 340          $ 13,031
                                                         ===========================================================

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             For the Years Ended December 31,
                                                                               -----------------------------------------------------
                                                                                     2004               2003             2002
                                                                               ---------------    --------------   -----------------
Cash flows from operating activities:
    Net income (loss) from continuing operations                                     $ 3,253          $   761          $(5,293)
      Adjustments to reconcile net income (loss) from
        continuing operations
          to net cash provided by (used in) operating activities:
          Depreciation and amortization                                                  734            1,061            1,188
          Deferred tax expense (benefit)                                                  46              (70)              83
          Loss on disposal of fixed assets                                                16                -                -
          Non-cash compensation expense                                                    -               41              (50)
          Changes in assets and liabilities, net of effects of acquisitions and dispositions:
             Accounts receivable, net                                                 (3,002)             697            1,284
             Inventories, net                                                           (168)             670              666
             Foreign sales tax receivable                                                 74             (243)             293
             Prepaid expenses                                                           (278)             (22)              28
             Other current assets                                                        (56)              58              268
             Accounts payable                                                          1,138             (370)          (1,700)
             Deferred revenue                                                            203             (296)              28
             Accrued wages and payroll taxes                                             (35)              21              326
             Income taxes payable                                                        598              (86)            (132)
             Accrued expenses                                                            202             (141)            (590)
             Deferred warranty                                                           152                -                -
      Net cash provided by discontinued operations                                         -              328              691
                                                                                     -------          -------          -------
Net cash provided by (used in) operations                                              2,877            2,409           (2,910)
                                                                                     -------          -------          -------

Cash flows from investing activities:
    Acquisition of Identikey, Ltd.                                                         -               (7)             (23)
    Other assets                                                                         (64)               3              (51)
    Additions to property and equipment                                                 (252)            (124)             (16)
    Proceeds from the sale of property and equipment, net                                  -              140                -
    Increase in restricted cash                                                          (82)               -                -
    Payments received on note receivable                                                 304              116                -
                                                                                     -------          -------          -------
Net cash provided by (used in) investing activities                                      (94)             128              (90)
                                                                                     -------          -------          -------

Cash flows from financing activities:
    Repayment of debt                                                                      -           (3,590)            (237)
    Purchase and retirement of Series C preferred stock                                    -           (4,000)               -
    Net proceeds from issuance of Series D preferred stock                                 -            7,260                -
    Proceeds from exercise of stock options and warrants                                 236               63                -
    Dividends paid on preferred stock                                                   (182)               -                -
                                                                                     -------          -------          -------
Net cash provided by (used in) financing activities                                       54             (267)            (237)
Effect of exchange rate changes on cash                                                  484              (69)            (489)

Net increase (decrease) in cash                                                        3,321            2,201           (3,726)
Cash, beginning of year                                                                4,817            2,616            6,342
                                                                                     -------          -------          -------
Cash, end of year                                                                    $ 8,138          $ 4,817          $ 2,616
                                                                                     =======          =======          =======

          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

         VASCO Data Security International, Inc. and its wholly owned subsidiaries (the Company) designs, develops, markets and supports security products and services which manage and protect against unauthorized access to computer systems of corporate and government customers. VASCO has operations in Belgium, Australia, Singapore, Shanghai and the United States (U.S.).

Principles of Consolidation

         The consolidated financial statements include the accounts of VASCO Data Security International, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation and Transactions

         The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. Foreign exchange transaction gains (losses) aggregating $(538), $146 and $77 are included in other income (expense) for 2004, 2003 and 2002, respectively.

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

Restricted Cash

         Restricted cash of $82 at December 31, 2004 supports a bank guarantee issued in favor of a customer relating to a contract prepayment. Under the terms of the contract, the Company will have unrestricted use of this cash when it has fulfilled its commitment to deliver the products. The customer has the right to put a claim on the guarantee if the Company does not perform. The guarantee automatically ceases on January 31, 2012, but can be cancelled earlier upon mutual agreement of both parties or when all of the products have been delivered. The Company has materially fulfilled the contract during 2004 and it is the Company's intention to fulfill remaining deliveries during the first quarter of 2005.

Allowance for Doubtful Accounts

         An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payments for good and services.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

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

Research and Development Costs

         Costs for research and development, principally the design and development of hardware and software prior to the determination of technological feasibility, are expensed as incurred on a project-by-project basis. The Company's research and development costs were $2,835, $2,281 and $2,341 for 2004, 2003 and 2002, respectively.

Software Costs

         The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Research and development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. The Company's policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. The Company did not capitalize any software costs during the years ended December 31, 2004, 2003 and 2002.

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

Fair Value of Financial Instruments

         At December 31, 2004 and 2003 the Company's financial instruments were accounts receivable, notes receivable, accounts payable and accrued liabilities. The estimated fair value of the Company's financial instruments has been determined by using available market information and appropriate valuation methodologies. The fair values of the Company's financial instruments were not materially different from their carrying amounts at December 31, 2004 and 2003.

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

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

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


Valuation of Investment in Secured Services, Inc.

         The Company received from Secured Services, Inc. ("SSI") preferred stock and a note receivable as consideration for assets of the VACMAN Enterprise business unit. An independent valuation firm established the initial value of the consideration received from SSI. On an ongoing basis, the Company reviews information made available by SSI through its public filings and evaluates that information within the context of the assumptions made by the independent valuation firm to determine if a reduction in the value of the investment in SSI is required. At December 31, 2004, there was no reduction in the carrying value of the Company's investment in SSI.

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

         The Company assesses the impairment of intangible assets, and goodwill each year-end or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company completed its last review during December 2004. Factors considered important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. The Company assesses the recoverability of its software development costs against estimated future revenue for the individual products over the estimated remaining economic life of the software.

         When the Company determines that the carrying value of intangibles and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment is measured based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Given the highly competitive environment and technological changes, it is reasonably possible that estimates of anticipated future revenue, the remaining economic life of the Company's software products, or both may be reduced significantly.

Stock-Based Compensation

         At December 31, 2004, the Company had a stock-based employee compensation plan, which is described more fully in Note 10. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                 For the Years Ended December 31,
                                                                         -------------------------------------------------
                                                                             2004              2003              2002
                                                                         -------------     -------------     -------------

Net income (loss) available to common shareholders as reported                $ 3,021          $ (1,715)         $ (5,703)
Add: Total stock-based employee compensation determined
    under fair-value-based methods for all awards, net of tax ........         (1,065)           (1,016)           (1,005)
                                                                         -------------     -------------     -------------
      Pro forma net income (loss).....................................        $ 1,956          $ (2,731)         $ (6,708)
                                                                         =============     =============     =============

Net income (loss) per common share - basic and diluted:
    As reported ......................................................         $ 0.09           $ (0.06)          $ (0.20)
    Pro forma ........................................................         $ 0.06           $ (0.09)          $ (0.24)


         For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002: dividend yield of 0%; expected volatility of 104%, 120%, 118%, respectively; risk free interest rates ranging from 4.08% to 4.27%, 4.07% to 4.19% and 4.29% to 5.10%, respectively;
and expected lives ranging from 1 to 4 years.

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

Earnings (Loss) Per Common Share

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

         Shares issuable from securities that could potentially effect diluted earnings per share in the future that were not included in the computation of diluted earnings per share because their effect was anti-dilutive were as follows:

                                                             2004             2003             2002
                                                         --------------   --------------   --------------

Stock options                                            300,500          2,926,375         4,609,000
Warrants                                                       -            600,000         1,239,747
Convertible term loan                                          -                  -           453,333
Convertible preferred stock                            2,330,260          4,000,000         1,052,632
                                                       ---------          ---------         ---------
   Total                                               2,630,760          7,526,375         7,354,712
                                                       =========          =========         =========

         The amounts included above for the convertible preferred stock for 2002 reflect the number of shares that would be issued if converted prior to the mandatory conversion date. See Note 18 for information related to the mandatory conversion.

         The net income available to common stockholders for the year ended December 31, 2004 would have been increased $232 by adding back dividends related to the convertible preferred stock. Additionally, the net loss applicable to common stockholders for the years ended December 31, 2003 and 2002 would have been decreased by adding back interest expense related to the convertible term loan of approximately $153 and $204, respectively, and the net loss would have been further decreased by adding back the beneficial conversion option, accretion and accrued dividends related to the convertible preferred stock of $4,471 in 2003, and $1,164 in 2002.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

Reclassifications

         Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the 2004 presentation.

NOTE 2 - GOODWILL AND OTHER INTANGIBLES

         Intangible asset data as of December 31, 2004 is as follows:

                                                                    Gross Carrying         Accumulated
                                                                        Amount             Amortization
                                                                   ------------------    ----------------
Amortized intangible assets -
    Capitalized Technolgy and Customer Lists                             $5,613               $4,479
Unamortized intangible assets - Goodwill                                 $1,223               $  973
Aggregate amortization expense                                           $  394

Estimated amortization expense for the years ended:
   December 31, 2005                                                     $  352
   December 31, 2006                                                        352
   December 31, 2007                                                        352
   December 31, 2008                                                         78


         At December 31, 2004 and 2003, ending balances of goodwill and other intangibles, net of accumulated amortization are as follows:

                                                  Capitalized       Customer Lists
                                                   Technology         and Other         Goodwill        Total
                                                  -------------    -----------------   -----------    ----------

Net ending balance at December 31, 2002               $1,875           $   35           $  250           $2,160
   Additions to capitalized technology                     7                -                -                7
   Amortization expense                                  504               35                -              539
                                                      ------           ------           ------           ------
Net ending balance at December 31, 2003                1,378                -              250            1,628
   Additions to capitalized technology                   150                -                -              150
   Amortization expense                                  394                -                -              394
                                                      ------           ------           ------           ------
Net ending balance at December 31, 2004               $1,134              $ -           $  250           $1,384
                                                      ======           ======           ======           ======

NOTE 3 - ACQUISITIONS

         On March 29, 2001, the Company acquired Identikey Ltd. ("Identikey"), a privately held international security software company headquartered in Brisbane, Australia, with operations in the United States, Europe and Australia. Under the terms of the purchase agreement, more than 90 percent of the outstanding capital stock of Identikey was exchanged for 366,913 shares of Company Common Stock, with potential additional earn-out payments made in the form of additional shares which were based on defined performance incentives as specified in the purchase agreement.

          The acquisition of Identikey was accounted for under the purchase method of accounting, and accordingly, the acquired assets have been recorded at their estimated fair values at the date of acquisition. Intangible assets consisting of technology licenses related to this transaction were $1,897 and are being amortized over a period of 7 years.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

         The remaining 10% of Identikey has been acquired at various times with the final purchase completed in January 2003. During 2002, in exchange for the shares not obtained in the initial transaction, the Company issued 126,426 shares of

Common Stock and paid $23 in cash. Intangible assets related to the purchase of the Identikey shares in 2002 were valued at $275 and are being amortized over the same period as the intangible assets identified in the initial transaction.


NOTE 4 - INVENTORIES

         Inventories, net of valuation allowance of $198 and $252 at December 31, 2004 and 2003, respectively, are comprised of the following:

                                                                       December 31,
                                                           -----------------------------------
                                                                2004                2003
                                                           ---------------     ---------------
Component parts                                                $  601               $  277
Work-in-process and finished goods                                745                  798
                                                               ------               ------
            Total                                              $1,346               $1,075
                                                               ======               ======

NOTE 5 - OTHER ACCRUED EXPENSES

         Accrued expenses are comprised of the following:

                                                                      December 31,
                                                            -----------------------------------
                                                                2004                2003
                                                            ---------------     ---------------
Restructuring accrual                                            $   18              $  134
Other accrued expenses                                            1,327                 904
                                                                 ------              ------
                                                                 $1,345              $1,038
                                                                 ======              ======

NOTE 6 - INCOME TAXES

         At December 31, 2004, the Company has United States net operating loss carryforwards approximating $26,555 and foreign net operating loss carryforwards approximating $5,295. Such losses are available to offset future taxable income in the respective jurisdictions and expire in varying amounts beginning in 2005 and continuing through 2024. In addition, if certain substantial changes in the Company's ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized.

         Income (loss) before income taxes was generated in the following jurisdictions:

                                                   For the Years Ended December 31,
                                              -------------------------------------------
                                                  2004            2003           2002
                                              -------------    -----------    -----------
Domestic:
   Continuing operations                         $ 1,128         $(1,989)        $(4,261)
   Discontinued operations                             -           1,995             754
                                                 -------         -------         -------
     Total domestic                                1,128               6          (3,507)

Foreign                                            4,005           3,147            (892)
                                                 -------         -------         -------
   Total                                         $ 5,133         $ 3,153         $(4,399)
                                                 =======         =======         =======

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                  The provision (benefit) for income taxes consists of the following:

                                                   For the Years Ended December 31,
                                              -------------------------------------------
                                                  2004            2003           2002
                                              -------------    -----------    -----------
Current:
   Federal                                        $   25             $ -            $ -
   State                                               -               -              -
   Foreign                                         1,809             467             57

Deferred:
   Federal                                           $ -             $ -         $   83
   State                                               -               -              -
   Foreign                                            46             (70)             -
                                                  ------          ------         ------
      Total                                       $1,880          $  397         $  140
                                                  ======          ======         ======

         The differences between income tax provision (benefit) computed using the statutory federal income tax rate of 35% and the provision (benefit) for income taxes reported in the consolidated statements of operations are as follows:

                                                                               For the Years Ended December 31,
                                                                          -------------------------------------------
                                                                             2004            2003           2002
                                                                          ------------    -----------    ------------
Expected tax provision (benefit) at statutory rate                          $ 1,797        $ 1,103        $(1,496)

Increase (decrease) in income taxes resulting from:
   Foreign taxes at rates other than the federal stautory rate                    -              -             76
   Settlement of foreign taxes                                                    -            144              -
   Change in foreign tax rates                                                    -           (129)             -
   State income taxes, net of federal benefit                                     -              -           (175)
   Permanent adjustments                                                         95             52              -
   Change in valuation allowance primarily related to the generation
      (utilization) of net operating loss carryforwards                         (22)          (739)         1,732
  Other, net                                                                     10            (34)             3
                                                                            -------        -------        -------
      Total                                                                 $ 1,880        $   397        $   140
                                                                            =======        =======        =======

         Included in the net change in the valuation allowance are differences between estimates used for book purposes and the actual tax return as filed for fiscal year 2003 and 2002.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

         The deferred income tax balances are comprised of the following:

                                                                                    As of
                                                                                 December 31,
                                                                          ---------------------------
                                                                             2004            2003
                                                                          ------------    -----------
Deferred tax assets:
   U.S. net operating loss carryforwards                                     $ 10,356       $ 10,783
   Foreign net operating loss carryforwards                                     1,800          1,383
   Accounts receivable                                                              6              7
   Inventory                                                                       23             36
   Capitalized technology                                                           -             34
   Fixed assets                                                                    11              -
   Accrued expenses                                                                53             39
   Deferred revenue                                                                26             25
                                                                             --------       --------

     Total gross deferred tax assets                                         $ 12,275       $ 12,307
     Less valuation allowance                                                 (12,252)       (12,230)
                                                                             --------       --------
                                                                                   23             77
Deferred tax liabilities:
   Fixed assets                                                                     -             (7)
                                                                             --------       --------

     Net deferred income taxes                                               $     23       $     70
                                                                             ========       ========

         The net change in the total valuation allowance for the years ended December 31, 2004, 2003 and 2002 was an increase (decrease) of $22, $(215) and $2,205, respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these temporary differences become deductible. This valuation allowance will be reviewed on a regular basis and adjustments made as appropriate. In 2004, the Company utilized $1,094 of its United States net operating loss carryforwards. The Company has provided a reserve at December 31, 2004 for all of the gross deferred tax assets except for inventory associated with its Belgian operations. The Company anticipates realizing this deferred tax asset in the future as the Company expects to generate taxable income in Belgium in 2005.

         In October of 2003, the Company paid 185 Euros to settle outstanding tax assessments from the Belgian tax authorities for fiscal years 2000 and 1999. As a result, certain inter-company research and development costs previously expensed were required to be capitalized and amortized over a three-year period. At December 31, 2004, these development costs were fully amortized, reducing the tax liability of the Company.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

NOTE 7 - DEFERRED WARRANTY

         The deferred warranty revenue as of December 31, 2004 will be recognized as income as follows:

                        Year                  Amount
                   --------------          ------------
                   2005 ............           $ 18
                   2006 ............             51
                   2007 ............             51
                   2008 ............             32
                                             ------
                                              $ 152
                                             ======

NOTE 8 - DEBT

             In August 1997, the Company renegotiated the guarantee with Artesia Bank N.V., formerly Banque Paribas Belgique S.A. and is now doing business as Dexia Bank ("Dexia") related to the final payment for the 1996 acquisition of Digipass into a term loan in the amount of $3,400 with a maturity date of September 30, 2002 and an interest rate of 3.25%. In August 2001, the Company agreed to revise the terms of the loan. Under the new terms, the loan was convertible into shares of VASCO Common Stock at the fixed conversion rate of $7.50 per share rather than a floating rate based on the market price of the VASCO Common Stock. Also, the maturity date of this convertible loan was reset to September 30, 2003 with a revised interest rate of 6%. On September 11, 2003, the Company sold $8,000 of its Series D Preferred Stock and Warrants to purchase Common Stock. A portion of the proceeds was used to repay the debt to Dexia including accrued interest.

         The Company maintains an overdraft agreement with Fortis Banque/Bank of Belgium. Under terms of the agreement, the Company can borrow an amount equal to 80% of its Belgium subsidiary's defined accounts receivable up to a maximum of 2,000 Euros. Borrowings under the overdraft agreement accrue interest at an annual rate of 5.7% and the Company is obligated to pay a quarterly commitment fee of 0.125%. As of December 31, 2004, approximately 2,000 Euros were available under the overdraft agreement and there were no borrowings outstanding under the agreement. The agreement is secured by the assets of the Belgian subsidiary, excluding inventory, and while it has no specific termination date, it can be terminated with thirty (30) days notice. The agreement is governed by the General Lending Conditions for Corporate Customers, registered in Brussels, Belgium on December 20, 2001.

              Interest expense related to debt was $0, $157 and $221 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 9 - STOCKHOLDERS' EQUITY

Preferred Stock

         On September 11, 2003, the Company sold 800 shares of Series D 5% Cumulative Convertible Voting Preferred Stock (the "Series D Preferred Stock") and 600,000 detachable warrants to purchase Common Stock. The Series D Preferred Stock carries a 5% dividend, is convertible into 4,000,000 shares of Common Stock at a fixed price of $2.00 per share and will vote with the Common Stock as a class on matters presented to the stockholders. The implied value of the Series D Preferred Stock was $5,714 calculated based upon the annual dividend rate divided by a required rate of return. The warrants are exercisable, over a five-year period, at $3.47 per share and were valued at $1,455 using the Black-Scholes pricing model. Of the net proceeds from the sale, $5,786 was allocated to the Series D Preferred Stock and $1,474 was allocated to the warrants based upon their relative fair values. In addition, a beneficial conversion value was calculated for the Series D Preferred Stock as the difference between the price of the Company's Common Stock at the transaction date and the conversion price of the Series D Preferred Stock. The amount of the beneficial conversion, $3,720, is analogous to a preferred dividend and was recorded to accumulated deficit. In 2004, 592 shares of the Series D Preferred Stock were converted resulting in the issuance of 2,960,000 shares of the Company's Common Stock. See Common Stock.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

         In July 2000, the Company issued 150,000 shares of Series C Preferred Stock for cash of $15,000. The preferred stock was convertible into 1,052,632 shares of Common Stock at any time through July 2004. In conjunction with this financing, the Company issued Common Stock Purchase Warrants to purchase 789,474 common shares at $15 per share with an estimated fair value, using the Black-Scholes pricing model, of approximately $4,100 and warrants to purchase 480,000 shares at $4.25 per share with an estimated fair value, using the Black-Scholes pricing model, of approximately $4,700. The warrants issued at $15 per share were immediately exercisable. The warrants issued at $4.25 were exercisable over 48 months and the related fair value was being accreted over their lives reducing earnings available to holders of Common Stock. The value of the warrants, which reduces the carrying value of the preferred stock, was being accreted and reduced earnings available to common shareholders. The preferred stock and warrants were purchased and redeemed by the Company on July 15, 2003. See Common Stock.

  Common Stock

         On July 15, 2003, the Company reached an agreement with Ubizen N.V. ("Ubizen") whereby VASCO purchased and redeemed all 150,000 shares of the Series C Convertible Preferred Stock (the "Series C Preferred Stock") and 1,239,474 Common Stock Purchase Warrants owned by Ubizen. Under the terms of the Purchase Agreement, the Company paid $4,000 to Ubizen and issued 2,000,000 shares of the Company's Common Stock on July 25, 2003 at a fair value of $4,000. The Common Stock issued by the Company was subject to a lock-up period wherein the lock-up expired in increments of 500,000 shares each on October 15, 2003, January 15, 2004, April 15, 2004 and July 15, 2004. The shares were subject to volume trading restrictions through January 1, 2005.

         In 2002, the Company issued 126,426 shares of Common Stock to acquire the majority of the remaining outstanding capital stock of Identikey Ltd. The Company recorded additional intangible assets, in the form of capitalized technology of $275 related to the issuance of this stock.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

Warrants

         Warrant activity for the years ended December 31, 2004, 2003 and 2002 is summarized below:

                                                                             Weighted
                                                     Number of           Average Exercise
                                                       Shares                  Price                Exercise Price
                                                   ---------------      --------------------      --------------------

Outstanding at December 31, 2001 .....                1,377,251             $ 10.44                  $ 4.254- 15.00
         Granted .....................                        -                   -                               -
         Exercised ...................                        -                   -                               -
         Cancelled ...................                 (137,777)               4.50                            4.50

                                                   ---------------      --------------------      --------------------
Outstanding at December 31, 2002 .....                1,239,474               11.10                    4.25 - 15.00
         Granted .....................                  600,000                3.47                            3.47
         Exercised ...................                        -                   -                               -
         Cancelled ...................               (1,239,474)              11.10                    4.25 - 15.00

                                                   ---------------      --------------------      --------------------
Outstanding at December 31, 2003 .....                  600,000                3.47                            3.47
         Granted .....................                        -                   -                               -
         Exercised ...................                  (13,500)               3.47                            3.47
         Cancelled ...................                        -                   -                               -

                                                   ---------------      --------------------      --------------------
Outstanding at December 31, 2004 .....                  586,500              $ 3.47                      3.47$ 3.47
                                                   ===============      ====================      ====================

NOTE 10 - STOCK COMPENSATION PLAN

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

         The Compensation Plan further permits the grant of options to directors, consultants and other key persons (non-employees) to purchase shares of Common Stock. All options granted to non-employees are granted at a price equal to the fair market value of the Common Stock on the date of the grant, and may contain vesting requirements and/or restrictions as determined by the Compensation Committee at the time of grant. Non-cash compensation expense (recovery) of $0, $41 and $(50) was recognized in 2004, 2003 and 2002, respectively, in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. 25. This expense (recovery) was attributed to stock options issued to officers of the Company who are located outside the U.S. and whose services are rendered under consulting agreements.

         As of December 31, 2004, the Compensation Plan was authorized to issue options representing up to 6,716,338 shares of the Company's Common Stock. The authorized shares under the Compensation Plan represent 20% of the issued and outstanding shares of the Company.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

         The following is a summary of activity under the Compensation Plan:

                                               Options Outstanding                  Options Exercisable
                                          -------------------------------    -------------------------------
                                                             Weighted -                         Weighted -       Weighted-Average
                                            Number of          Average         Number of         Average           Fair Value of
                                              Shares            Price           Shares            Price           Options Granted
                                          ---------------    ------------    --------------    -------------    --------------------
Outstanding at December 31, 2001             3,280,837          $ 3.76         1,235,545          $ 4.49

Granted ........................             1,642,750            2.22                                               $1.75
Exercised ......................                     -               -
Forfeited ......................              (314,587)           5.11
                                            ----------

Outstanding at December 31, 2002             4,609,000            3.12         1,917,056            3.63

Granted ........................               591,000            0.75                                                0.50
Exercised ......................               (35,800)           1.77
Forfeited ......................            (2,237,825)           3.31
                                            ----------

Outstanding at December 31, 2003             2,926,375            2.55         1,651,534            3.11

Granted ........................               441,500            2.53                                               $1.59
Exercised ......................              (118,062)           1.59
Forfeited and refused...........              (623,375)           1.90
                                            ----------

Outstanding at December 31, 2004             2,626,438          $ 2.75         1,947,612          $ 3.10
                                            ==========


         In 2004, the Company has included 577,000 stock options that were not accepted by employees in the Forfeited and Refused line item. These options related to the years 2001 and 2002.

         The following table summarizes information about stock options outstanding at December 31, 2004:


                                                    Options Outstanding                            Options Exercisable
                                   -------------------------------------------------------    -------------------------------
                                                          Weigted -           Weigted -                          Weigted -
                                                           Average             Average                            Average
                                     Number of            Remaining            Exercise         Number of         Exercise
Range of Exercise Prices              Shares          Contractual Life          Price            Shares            Price
-------------------------------    --------------   ----------------------   -------------    --------------    -------------

$ 0.0000 - 2.3000 ...........          1,399,688          7.3 years             $  1.37           992,836          $  1.43
$ 2.3001 - 4.6000 ...........            974,250          5.8 years             $  3.07           702,276          $  3.28
$ 4.6001 - 6.9000 ...........             61,500          3.1 years             $  5.53            61,500          $  5.53
$ 6.9001 - 9.2000 ...........             72,000          4.5 years             $  8.88            72,000          $  8.88
$ 9.2001 - 11.5000 ..........             94,000          5.7 years             $ 10.25            94,000          $ 10.25
$11.5001 - 13.8000 ..........             10,000          5.8 years             $ 12.44            10,000          $ 12.44
$13.8001 - 16.1000 ..........             15,000          5.1 years             $ 15.88            15,000          $ 15.88
                                       ---------                                                ---------
                                       2,626,438                                $  2.75         1,947,612          $  3.10
                                       =========                                                =========

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

         In 2002, the Company loaned Belgian employees who received stock options in 1999 and 2000, 142 Euros to pay taxes assessed on those options by the Belgian Government. Even though stock options granted to all employees were granted at prices equal to the fair market value of the Common Stock on the date of the grant, Belgian employees who were recipients of stock options were assessed taxes based on the value determined under Belgian tax legislation dated March 26, 1999. The total amounts advanced in 2002 were based on each recipient's specific tax assessment. Due to the uncertainty of collecting the amounts loaned to the employees, the notes have been fully reserved for as of December 31, 2004 and 2003.

NOTE 11 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                          For the Years Ended December 31,
                                                                                ----------------------------------------------------
                                                                                      2004               2003               2002
                                                                                -----------------   ---------------    -------------
Supplemental disclosure of cash flow information:
         Interest paid                                                                 $        17      $       157      $       342
         Income taxes paid                                                             $     1,294      $       749      $         -

Supplemental disclosure of non-cash investing activities:
         Common stock issued in connection with acquisition                            $         -      $         -      $       284
         Note receivable and preferred stock received
              from sale of business unit                                               $         -      $     1,553      $         -
         Additional consideration to be issued in connection
              with acquisition                                                         $       150      $         -      $         -

Supplemental disclosure of non-cash financing activities:
         Common stock issued to redeem Series C preferred stock
              and warrants  (in shares)                                                          -        2,000,000                -
         Increase in additional paid-in capital related to beneficial
              conversion of Series D preferred stock                                   $         -      $     3,720      $         -
         Deemed dividend on preferred stock                                            $         -      $    (3,720)     $         -
         Dividends accrued on preferred stock                                          $       (27)     $      (121)     $         -
         Common stock issued as dividends to Series D
              preferred stock shareholders (64,843 shares)                             $       144      $         -      $         -


NOTE 12 - DISCONTINUED OPERATIONS

          On July 8, 2003, effective as of July 1, 2003, VASCO sold its VACMAN Enterprise ("VME") business, originally known as Intellisoft and/or Snareworks, to SecureD Services, Inc. (SSI). Mr. Hunt, VASCO's CEO and Chairman of the Board, has a 19% equity ownership interest in SSI and is one of three directors on its board. Under the terms of the agreement, VASCO received a senior secured promissory note with a face value of approximately $1,100, valued at $1,000 by an independent valuation firm, and $2,000 of Convertible Preferred Stock from SSI, valued at $600 by an independent valuation firm, in exchange for the VACMAN Enterprise assets. The promissory note bears a 6% interest rate and is payable in 36 equal and consecutive monthly payments. The Preferred Stock includes a 6% cumulative stock dividend, payable quarterly, and can be converted into SSI's common stock at defined intervals beginning July 1, 2005. In accordance with Statement of Financial Accounting Standard (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the assets and liabilities of this business unit have been disaggregated from the operational assets and liabilities of the Company. The assets of and liabilities related to discontinued operations were $0 as of December 31, 2004 and 2003. The results of the operations of VME for the twelve months ended December 31, 2003 have been reported as results of discontinued operations. Prior periods have been restated to conform to this presentation. The Company recorded a gain on the sale of $1,400 comprised of the proceeds of $1,600 less net basis in the assets sold and related fees of the sale. Prior to the sale, during 2003, discontinued operations had revenue of $1,033, cost of sales of $82 and operating expenses of $313.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

NOTE 13 - EMPLOYEE BENEFIT PLAN

         The Company maintains a contributory profit sharing plan established pursuant to the provisions of Section 401(k) of the Internal Revenue Code, which provides benefits for eligible employees of the Company. In January 2001, the Company amended its benefit plan to allow Company-matching. For the years ended December 31, 2004, 2003 and 2002, the Company contributed $21, $23 and $19, respectively, to this plan.


NOTE 14 - GEOGRAPHIC AND CUSTOMER INFORMATION

         The Company allocates revenue based on the location of the country that initiates the sale. Information regarding geographic areas for the years ended December 31, 2004, 2003 and 2002 is as follows and has been restated to reflect discontinued operations:

                                                               United States        Europe         Other          Total
                                                              ----------------    ------------   -----------    -----------

2004
----
   Revenue from continuing operations.....................            $ 3,105        $ 24,245       $ 2,543       $ 29,893
   Gross profit from continuing operations .................            2,816          15,891         2,002         20,709
   Long-lived assets related to continuing operations                   2,076             913           139          3,128

2003
----
   Revenue from continuing operations.....................            $ 1,498        $ 19,201       $ 2,167       $ 22,866
   Gross profit from continuing operations .. ...............           1,299          11,173         1,384         13,856
   Income from discontinued operations ..................                 638               -             -            638
   Gain on sale of discontinued operations ...............              1,357               -             -          1,357
   Long-lived assets related to continuing operations.                  2,610             973           143          3,726
   Long-lived assets related to discontinued operations                     -               -             -              -

2002
----
   Revenue from continuing operations......................            $ 1,423        $ 14,658       $ 1,289       $ 17,370
   Gross profit from continuing operations .................             1,161           8,658           391         10,210
   Income from discontinued operations ............                        754               -             -            754
   Long-lived assets related to continuing operations                    1,849           1,449           100          3,398
   Long-lived assets related to discontinued operations                    132               -             -            132

         For the years 2004, 2003 and 2002, the Company's top 10 customers contributed 60%, 71% and 67%, respectively, of total worldwide revenues. In 2004, three customers accounted for 12.6%, 12.0% and 11.8% of the Company's revenues. In 2003, two customers accounted for 24.7% and 14.1% of the Company's revenues. In 2002, one customer accounted for 24.4% of the Company's revenues.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

NOTE 15 - COMMITMENTS AND CONTINGENCIES

         The Company leases office space and automobiles under operating lease agreements expiring at various times through 2012.

         Future minimum rental payments required under non-cancelable leases are as follows:

                       Year                               Amount
                    ----------                         ------------
                      2005 .......................        $ 1,223
                      2006 .......................          1,153
                      2007 .......................          1,023
                      2008 .......................            969
                      2009 .......................            827
                     Thereafter                             1,105
                                                          -------
                           Total .................        $ 6,300
                                                          =======

         Rent expense under operating leases aggregated approximately $851, $685 and $799 for the years ended December 31, 2004, 2003 and 2002, respectively.

         From time to time, the Company has been involved in litigation incidental to the conduct of its business. Currently, the Company is not a party to any lawsuit or proceeding that, in management's opinion, is likely to have a material adverse effect on its business, financial condition or results of operations.

NOTE 16 - RESTRUCTURING

         During the fourth quarter of 2002, the Company recorded restructuring charges of $319 related to operations in France and excess space in its U.S. headquarters. Of the $319 recorded, $18 remained unpaid at December 31, 2004 and is included in other accrued expenses. In 2004, $32 was reversed from restructuring accruals as a result of the renegotiation of the Corporate Headquarters' office lease.

NOTE 17 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The quarterly results of operations are as follows:

                                                                    First             Second             Third             Fourth
                                                                   Quarter           Quarter            Quarter           Quarter
                                                                ---------------   ---------------    ---------------   -------------

            2004
           -------
Net sales                                                          $ 6,021           $ 7,174             $ 7,400          $ 9,298
Gross profit from continuing operations                              4,446             5,075               5,156            6,032
Operating expenses                                                   3,547             3,596               3,475            4,539
Operating income from continuing operations                            899             1,479               1,681            1,493
Net income                                                             583               953               1,201              516
Basic and diluted net income per share                             $  0.02           $  0.03             $  0.03          $  0.02
                                                                   =======           =======             =======          =======

            2003
           -------
Net sales                                                          $ 5,118           $ 5,953             $ 5,599          $ 6,196
Gross profit from continuing operations                              2,959             3,531               3,453            3,913
Operating expenses                                                   2,942             2,847               3,395            3,549
Operating loss from continuing operations                               17               684                  58              364
Discontinued operations                                                314               170               1,481               30
Net income                                                             481               721               1,288              266
Basic and diluted net income (loss) per share                      $  0.01           $  0.01             $ (0.08)             $ -
                                                                   =======           =======             =======          =======

         Due to rounding in earnings per share, the sum of the quarters may not be equal to the full year.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

NOTE 18 - SUBSEQUENT EVENTS

          On February 4, 2005, the Company acquired all of the share capital of A.O.S. Hagenuk B.V. ("A.O.S.") a private limited liability company organized and existing under the laws of the Netherlands. The base purchase price was EUR 5,000, of which EUR 3,750 was paid in cash and the remainder was paid in the Company's common stock. The common stock will be held in escrow for the benefit of the seller for a period of twelve (12) months. Six (6) months after closing, the seller shall have the right to pay EUR 1,250 into the escrow account against release of the common stock. In addition to the base purchase price, a variable amount related to the gross profits collected on the sales of certain equipment will be paid to the seller over a period of two (2) years following the closing. AOS will be a wholly owned subsidiary of the Company, accounted for using the purchase method in accordance with SFAS No. 141," Business Combinations."

          On February 17, 2005, the Company, in accordance with the Designation of Rights and Preferences of the Series D 5% Cumulative Convertible Voting Preferred Stock (the "Series D Preferred Stock"), issued a call for the mandatory conversion of all outstanding shares of the Series D Preferred Stock. All accrued dividends through the conversion date have been paid.

                                   SCHEDULE II

                     VASCO DATA SECURITY INTERNATIONAL, INC.

                        VALUATION AND QUALIFYING ACCOUNTS


                                                           Beginning            Expense              Accounts              Ending
Allowance for Doubtful Accounts                             Balance            (Recovery)           Written Off           Balance
                                                         ---------------   -------------------    ----------------    --------------
For Trade Accounts Receivable
--------------------------------------------

Year ended December 31, 2004                                 $ 471               $(109)               $(202)             $ 160
Year ended December 31, 2003                                   461                  92                  (82)               471
Year ended December 31, 2002                                   207                 321                  (67)               461



                                                                              Obsolescence
                                                           Beginning            Expense              Inventory             Ending
                                                            Balance            (Recovery)           Written Off           Balance
                                                         ---------------   -------------------    ----------------    --------------
Reserve for Obsolete Inventories
--------------------------------------------

Year ended December 31, 2004                                 $ 252               $  (3)               $ (51)             $ 198
Year ended December 31, 2003                                   112                 141                    -                252
Year ended December 31, 2002                                    92                  20                    -                112


SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2005.

                                        VASCO Data Security International, Inc.

                                        /s/ T. Kendall Hunt
                                        ---------------------------
                                        T. Kendall Hunt
                                        Chief Executive Officer

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED ON MARCH 29, 2005.

                                POWER OF ATTORNEY

         Each of the undersigned, in his capacity as an officer or director, or both, as the case may be, of VASCO Data Security International, Inc. does hereby appoint T. Kendall Hunt, and each of them severally, his true and lawful attorneys or attorney to execute in his name, place and stead, in his capacity as director or officer, or both, as the case may be, this Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and any and all amendments thereto and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission. Each of said attorneys shall have power to act hereunder with or without the other attorney and shall have full power and authority to do and perform in the name and on behalf of each of said directors or officers, or both, as the case may be, every act whatsoever requisite or necessary to be done in the premises, as fully and to all intents and purposes as to which each of said officers or directors, or both, as the case may be, might or could do in person, hereby ratifying and confirming all that said attorneys or attorney may lawfully do or cause to be done by virtue hereof.

                  SIGNATURE                                         TITLE

       /s/ T. Kendall Hunt                                 Chief Executive Officer and Chairman
-----------------------------------------                  (Principal Executive Officer)
T. Kendall Hunt


       /s/ Jan Valcke
-----------------------------------------                  President and Chief Operating Officer
Jan Valcke                                                 (Principal Operating Officer)


       /s/ Clifford K. Bown                                Chief Financial Officer and
-----------------------------------------                  (Principal Financial Officer and
Secretary                                                   Principal Accounting Officer)
Clifford K. Bown


       /s/  Michael P. Cullinane                           Director
-----------------------------------------
Michael P. Cullinane


       /s/  Michael A. Mulshine                            Director
-----------------------------------------
Michael A. Mulshine


       /s/  John R. Walter                                 Director
-----------------------------------------
John R. Walter
