Form 10-Q
period 2005-03-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2005-05-13
CIK 1044777

Click Here for Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2005

or

transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the transition period from __________to __________

Commission file number 000-24389

VASCO Data Security International, Inc.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-4169320
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1901 South Meyers Road, Suite 210 Oakbrook Terrace, Illinois 60181
(Address of Principal Executive Offices)(Zip Code)

Registrant’s telephone number, including area code: (630) 932-8844

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

As of April 22, 2005, 35,367,805 shares of the Company’s Common Stock, $.001 par value per share (“Common Stock”), were outstanding.

VASCO Data Security International, Inc.
Form 10-Q
For The Three Months Ended March 31, 2005

This report contains the following trademarks of the Company, some of which are registered: VASCO, AccessKey, VACMan Server and VACMan/CryptaPak, AuthentiCard and Digipass.

Back to Contents

PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

VASCO Data Security International, Inc.
Consolidated Balance Sheets
(In thousands except share data)

	March 31, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash	$6,478	$8,138
Restricted cash	77	82
Accounts receivable, net of allowance for doubtful accounts	7,197	5,965
Inventories, net	1,281	1,346
Prepaid expenses	678	791
Deferred income taxes	23	23
Foreign sales tax receivable	328	313
Other current assets	445	464

Total current assets	16,507	17,122

Property and equipment:
Furniture and fixtures	1,994	1,683
Office equipment	1,933	2,008

	3,927	3,691
Accumulated depreciation	(3,044)	(2,853)

Property and equipment, net	883	838

Intangible assets, net of accumulated amortization	1,324	1,134
Goodwill	6,642	250
Note receivable and investment in SSI	668	760
Other assets	136	146

Total assets	$26,160	$20,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,967	$3,065
Deferred revenue	1,488	620
Accrued wages and payroll taxes	1,816	1,602
Income taxes payable	1,101	435
Other accrued expenses	1,296	1,345

Total current liabilities	8,668	7,067

Deferred warranty revenues	200	152

Stockholders’ equity:
Series D 5% cumulative convertible voting preferred stock, $10,000 par value – 500,000 shares authorized – no shares issued and outstanding in 2005, 208 shares issued and outstanding in 2004	—	1,504
Common stock, $.001 par value – 75,000,000 shares authorized; 35,367,805 shares issued and outstanding in 2005, 33,581,689 shares issued and outstanding in 2004	35	34
Additional paid-in capital	56,598	51,825
Accumulated deficit	(39,279)	(40,672)
Accumulated other comprehensive income (loss) –
Cumulative translation adjustment	(62)	340

Total stockholders’ equity	17,292	13,031

Total liabilities and stockholders’ equity	$26,160	$20,250

See accompanying notes to consolidated financial statements.

Back to Contents

VASCO Data Security International, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,

	2005	2004

Net revenues	$11,444	$6,021
Cost of goods sold	4,223	1,575

Gross profit	7,221	4,446

Operating costs:
Sales and marketing	3,337	2,093
Research and development	809	626
General and administrative	974	746
Amortization of intangible assets	177	82

Total operating costs	5,297	3,547

Operating income	1,924	899

Interest income, net	25	29
Other income, net	216	77

Income before income taxes	2,165	1,005
Provision for income taxes	758	422

Net income	1,407	583
Preferred stock dividends	(14)	(81)

Net income available to common shareholders	$1,393	$502

Basic net income per common share	$0.04	$0.02
Diluted net income per common share	$0.04	$0.02

Weighted average common shares outstanding:
Basic	34,423	31,168

Dilutive	36,326	31,898

See accompanying notes to consolidated financial statements.

Back to Contents

VASCO Data Security International, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,

	2005	2004

Net income	$1,407	$583

Other comprehensive loss – cumulative translation adjustment	(402)	(140)

Comprehensive income	$1,005	$443

See accompanying notes to consolidated financial statements.

Back to Contents

VASCO Data Security International, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,

	2005	2004

Cash flows from operating activities:
Net income from continuing operations	$1,407	$583
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	245	167
Non-cash compensation expense	36	—
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(1,129)	(1,989)
Inventories, net	6	(147)
Prepaid expenses	87	66
Foreign sales tax receivable	(34)	(213)
Other current assets	75	1
Other assets	—	(1)
Accounts payable	16	(215)
Deferred revenue	(137)	813
Accrued wages and payroll taxes	173	(76)
Income taxes payable	739	423
Accrued expenses	(56)	(72)
Deferred warranty revenues	49	—

Net cash provided by (used in) operating activities	1,477	(660)

Cash flows from investing activities:
Additions to property and equipment, net	(29)	(14)
Acquisition of AOS-Hagenuk, less cash acquired	(4,039)	—
Decrease (increase) in restricted cash	4	(365)
Payments received on note receivable	82	73

Net cash used in investing activities	(3,982)	(306)

Cash flows from financing activities:
Proceeds from exercise of stock options	508	27
Proceeds from exercise of preferred stock warrants	572	—
Dividends paid on preferred stock	(14)	(2)

Net cash provided by financing activities	1,066	25

Effect of exchange rate changes on cash	(221)	(74)

Net decrease in cash	(1,660)	(1,015)
Cash, beginning of period	8,138	4,817

Cash, end of period	$6,478	$3,802

See accompanying notes to consolidated financial statements.

Back to Contents

VASCO Data Security International, Inc.
Notes to Consolidated Financial Statements
(All amounts are in thousands except share and per share data)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of VASCO Data Security International, Inc. and its subsidiaries (collectively, the “Company” or “VASCO”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Restricted Cash

Restricted cash of $77 at March 31, 2005 supports a bank guarantee issued in favor of a customer relating to a contract prepayment. Under the terms of the contract, the Company will have unrestricted use of this cash when it has fulfilled its commitment to deliver the products. The customer has the right to put a claim on the guarantee if the Company does not perform. The guarantee automatically ceases on January 31, 2012, but can be cancelled earlier upon mutual agreement of both parties or when all of the products have been delivered. It is the Company’s intention to fulfill the contract during 2005.

Reclassification

In 2005, the Company separately presented the amortization expense related to intangible assets on the statement of operations. For the first quarter of 2004, amortization expense that was previously included in Research and Development operating costs has been reclassified to amortization of intangible assets.

Stock-Based Compensation

At March 31, 2005, the Company had a stock-based employee compensation plan. The Company accounts for the plan using the intrinsic method under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation related to the issuance of stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to stock-based employee compensation:

Back to Contents

	Three Months Ended March 31,
	2005	2004

Net income available to common shareholders as reported	$1,393	$502
Add: Total stock-based employee compensation determined under fair-value-based methods for all awards, net of tax	173	267

Pro forma net income	$1,220	$235

Basic net income per common share
As reported	$0.04	$0.02
Pro forma	$0.04	$0.01

Diluted net income per common share
As reported	$0.04	$0.02
Pro forma	$0.03	$0.01

In addition to stock options granted during the first quarter of 2005, the Company also issued 90,000 restricted stock awards. The Company accounts for the restricted stock awards under the recognition and measurement principles in SFAS 123. The value of the restricted stock awards was measured at fair value at the date of the grant. Total compensation expense of $542 will be recognized ratably over a four-year vesting period, commencing in January of 2005. Compensation expense of $36 has been reflected in net income for the three months ended March 31, 2005.

Note 2 – Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents sales made to customers on credit. An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payment for goods and services. Accounts receivable, net of the allowance for doubtful accounts, as of March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004

Accounts receivable	$7,341	$6,125
Allowance for doubtful accounts	(144)	(160)

Accounts receivable, net	$7,197	$5,965

Note 3 – Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) method.

Inventories, net of valuation allowance of $188 and $198 at March 31, 2005 and December 31, 2004, respectively, are comprised of the following:

	March 31, 2005	December 31, 2004

Component parts	$607	$601
Work-in-process and finished goods	674	745

Total	$1,281	$1,346

Back to Contents

Note 4 – Goodwill and Other Intangibles

Intangible asset data as of and for the three months ended March 31, 2005 is as follows:

	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets –
Capitalized Technology and Order Backlog	$5,979	$4,655
Unamortized intangible assets – Goodwill	7,615	973
Aggregate amortization expense	177

Estimated amortization expense for the years ended:
December 31, 2005	$719
December 31, 2006	352
December 31, 2007	352
December 31, 2008	78

At March 31, 2005 ending balances of goodwill and intangible assets, net of accumulated amortization are as follows:

	Capitalized Technology	Capitalized Order Backlog	Goodwill	Total

Net ending balance at December 31, 2004	$1,134	$—	$250	$1,384
Additions to capitalized purchase orders	—	367	—	367
Additions to goodwill	—	—	6,392	6,392
Amortization expense	88	89	—	177

Net ending balance at March 31, 2005	$1,046	$278	$6,642	$7,966

Note 5 – Other Accrued Expenses

Accrued expenses are comprised of the following:

	March 31, 2005	December 31, 2004

Restructuring reserve	$13	$18
Other accrued expenses	1,283	1,327

	$1,296	$1,345

Note 6 – Deferred Warranty

The Company’s standard practice is to provide a warranty on its authenticators for one year after the date of purchase. Customers may purchase extended warranties covering periods from one to three years after the standard warranty period. The Company defers the revenue associated with the extended warranty and recognizes it into income on a straight-line basis over the extended warranty period.

Back to Contents

The deferred warranty revenue as of March 31, 2005 will be recognized into income as follows:

Year	Amount

2005	$18
2006	64
2007	67
2008	49
2009	2

$200

Note 7 – Stockholders’ Equity

The following table summarized the Common Stock activity for the first quarter of 2005:

	Common Stock Issued

	Number of Shares	Value of Shares

Exercise of options	223,650	$508
Conversion of Series D preferred stock (208 shares)	1,040,000	$1,504
Exercise of warrants	164,750	$572

On February 17, 2005, the Company, in accordance with the Designation of Rights and Preferences of the Series D 5% Cumulative Convertible Voting Preferred Stock (the “Series D Preferred Stock”), issued a call for mandatory conversion of all outstanding shares of the Series D Preferred Stock. The accrued dividends through the conversion date of $14 were paid. In addition, 5,075 shares of Common Stock were issued as dividends to the Series D preferred stockholders in the first quarter of 2005.

Note 8 – Supplemental Disclosures of Cash Flow Information

	Three Months Ended March 31,

	2005	2004

Supplemental disclosure of cash flow information:
Interest paid	$—	$3
Income taxes paid	—	$—

Supplemental disclosure of non-cash investing activities:
Common stock issued for acquisition (262,641 shares)	$2,128	$—

Supplemental disclosure of non-cash financing activities:
Common stock issued to redeem Series D preferred stock shareholders upon conversion of 208 shares of preferred stock in 2005 (1,040,000 shares) and upon conversion of 241 shares of preferred stock in 2004 (1,205,000 shares)	$1,504	$1,743
Common stock issued to Series D preferred stock shareholders as a dividend payment: 5,075 shares in 2005 and 57,420 shares in 2004	$27	$126

Back to Contents

Note 9 – Business Combinations

On February 4, 2005, the Company acquired all of the share capital of A.O.S. Hagenuk B.V. (“AOS”) a private limited liability company organized and existing under the laws of the Netherlands. The base purchase price was EUR 5,000, of which EUR 3,750 was paid in cash and the remainder was paid in the Company’s Common Stock. The Common Stock will be held in escrow for the benefit of the seller for a period of twelve (12) months. Twelve (12) months after the closing date and five days prior to the expiration of the escrow agreement (the “Re-measurement Date”) the value of the Common Stock will be re-measured as of the Re-measurement Date. Six (6) months after closing, the seller shall have the right to pay EUR 1,250 into the escrow account against release of the Common Stock. In addition to the base purchase price, a variable amount related to the gross profits collected on the sales of certain equipment will be paid to the seller over a period of two (2) years following the closing. AOS will be operated as a wholly-owned subsidiary of the Company, accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations.

The aggregate purchase price was $7,268, consisting of $4,374 of cash, 263 shares of Common Stock valued at approximately $2,128, the assumed liability due AOS of $616 and estimated direct costs of the acquisition of $150. The fair value of the common stock was determined based on the average market price of the Company’s Common Stock over the period including five days before and after the closing date, February 4, 2005. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition:

February 4, 2005

Cash	$529
Accounts receivable, net	466
Inventory	11
Prepaid expenses	47
Other current assets	608
Property and equipment, net	122

Total assets acquired	1,783

Accounts payable	47
Deferred revenue	1,071
Accrued expenses	156

Total liabiltites assumed	1,274

Net assets acquired	$509

The total purchase price has been allocated on a preliminary basis and is subject to change pending a final analysis of the total purchase price paid, including direct costs of the acquisition, and the re-measurement of the Common Stock held in escrow. However, the Company does not believe the impact of these changes will be material. At the date of acquisition, February 4, 2005, the preliminary purchase price was allocated as follows:

Net assets acquired	$509
Capitalized purchase orders	367
Goodwill	6,392

$7,268

Back to Contents

The following summarized unaudited pro forma financial information for the three months ended March 31, 2005 and 2004 and assumes the AOS acquisition occurred as of January 1, 2004:

	2005	2004

Net revenues	$11,987	$7,090
Net income	1,261	397
Basic and diluted net income per common share	$0.03	$0.01

The pro forma results include the estimated amortization of intangibles acquired and a reduction of revenue related to the estimated fair value of the deferred revenue acquired. The Company does not record amortization expense related to goodwill, but rather reviews the carrying value of the asset for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had actually been completed on January 1, 2004, nor are they necessarily indicative of future consolidated results.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except headcount and unit price data)

The following discussion is based upon the Company’s consolidated results of operations for the three months ended March 31, 2005 and 2004 (percentages in the discussion are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-Q.

We design, develop, market and support identity authentication products that reduce the risk of loss from unauthorized transactions by validating a person’s identity using a one-time password and obtaining a legally-enforceable digital signature, if needed, for financial transactions. Our products are used currently in a wide variety of applications including, but not limited to, Internet banking, Internet brokerage, e-commerce applications dealing with web or mobile access and various corporate network access applications. As evidenced by our current customer base, our products are purchased by companies and, depending on the business application, are distributed to either its employees or its customers. Those customers may be other businesses or as an example in the case of Internet banking, the banks’ retail customers.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the prospects, developments and business strategies for the Company and its operations, including the development and marketing of certain new products and the anticipated future growth in certain markets in which the Company currently markets and sells its products or anticipates selling and marketing its products in the future. These forward-looking statements (i) are identified by their use of such terms and phrases as “expected,” “expects,” “believe,” “believes,” “will,” “anticipated,” “emerging,” “intends,” “plans,” “could,” “may,” “estimates,” “should,” “objective,” and “goals” and (ii) are subject to risks and uncertainties and represent the Company’s present expectations or beliefs concerning future events. The Company cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including (a) risks of general market conditions, including demand for the Company’s products and services, competition and price levels and the Company’s historical dependence on relatively few products, certain suppliers and certain key customers, and (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, changing government regulations and potential competition from more established firms and others. Therefore, results actually achieved may differ materially from expected results included in, or implied by these statements.

Back to Contents

Comparison of Results for the Three Months Ended March 31, 2005 and 2004

Economic Conditions: The Company’s revenues may vary significantly with changes in the economic conditions in the countries in which it sells products currently. With the Company’s current concentration of revenues in Europe and specifically in the banking/finance vertical market, significant changes in the economic outlook for the European banking market, may have a significant effect on the revenues of the Company. During difficult economic periods, our customers often delay the rollout of existing applications and defer purchase decisions related to the implementation of our product in new applications.

Currency Fluctuations: In the first quarter of 2005 and 2004 approximately 94% and 90%, respectively, of the Company’s revenue were generated outside the United States. In addition, approximately 78% and 79% of its operating expenses in the first quarter of 2005 and 2004, respectively, were incurred outside of the United States. As a result, changes in currency, especially the Euro to U.S. Dollar, can have a significant impact on revenue and expenses. To minimize the net impact of currency fluctuations the Company attempts to denominate its billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency. In addition, the Company denominates the majority of our supply contracts in U.S. dollars.

The Euro strengthened approximately 7% and the Australian Dollar strengthened approximately 2% against the U.S. Dollar in the first quarter of 2005 as compared to the first quarter of 2004. The Company estimates that the strengthening of the two currencies in 2005 compared to 2004 resulted in an increase in revenues of approximately $185 and an increase in operating expenses of approximately $228.

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. Foreign exchange transaction gains aggregating $199 in the first quarter of 2005 and $70 for the first quarter of 2004 are included in other non-operating income (expense).

Revenue

Revenues by Geographic Regions: We sell the majority of our products in European countries with significant sales in the United States and other countries, primarily Australia, Asia/Pacific and South America. The breakdown of revenue in each of our major geographic areas was as follows:

First Quarter	Europe	United States	Other Countries	Total

Total Revenue:
2005	$10,001	$740	$703	$11,444
2004	4,924	624	473	6,021

Percent of Total:
2005	88%	6%	6%	100%
2004	82%	10%	8%	100%

Back to Contents

Total revenues in 2005 increased $5,423 or 90% over 2004. The increase was primarily attributable to the volume of units shipped, which increased by more than 200%, partially offset by a decline in average selling price per unit of approximately 40%. Revenue generated in Europe was $5,077 or 103% higher than 2004. The increase in revenue in Europe was primarily related to the aforementioned increase in volume. The increase also included the sales made by AOS, which the Company acquired in February 2005, of approximately $876 and the benefit related to the strengthening of the Euro. Revenue generated in the United States was $116 or 19% higher than 2004 and was primarily attributable to increased volume in 2005. Revenue generated from other countries was $231 or 49% higher and also primarily reflects increased volumes in 2005.

Revenues by Target Market: Revenues are generated currently from two primary markets, banking/finance (“Banking”) and corporate network access (“CNA”) through the use of both direct and indirect sales channels. The breakdown of revenue between the two primary markets is as follows:

First Quarter	Banking	CNA	Total

Total Revenue:
2005	$9,736	$1,708	$11,444
2004	4,527	1,494	6,021

Percent of Total:
2005	85%	15%	100%
2004	75%	25%	100%

Revenues from the Banking market increased $5,209 or 115% in the first quarter of 2005 over 2004 and revenues from the CNA market increased $214 or 14% in the same period. The increase in revenues in both markets is attributable, in part, to the development of the indirect sales channel, which includes distributors, resellers, and solution partners. The indirect sales channel supplements the Company’s direct sales force in the Banking market and are the primary source of revenues in the CNA market.

The amounts shown above for CNA currently include revenues generated in all markets other than the banking market, including the e-commerce market. We expect that the e-commerce market will be an important source of future revenue for the Company as our products will not only provide a higher level of security for purchases made over the Internet, they can also help protect our customers’ revenue streams by making it more difficult for subscribers to our customers’ Internet services to share passwords.

Back to Contents

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenues for the quarters ended March 31, 2005 and 2004.

	Percentage of Revenue Quarter Ended March 31,

	2005	2004

Revenues	100.0%	100.0%
Cost of goods sold	36.9	26.2

Gross profit	63.1	73.8
Operating costs:
Sales and marketing	29.2	34.7
Research and development	7.1	10.4
General and administrative	8.5	12.4
Amortization of intangibles	1.5	1.4

Total operating costs	46.3	58.9

Operating income	16.8	14.9
Interest income	0.2	0.5
Other income	1.9	1.3

Income before income taxes	18.9	16.7
Provision for income taxes	6.6	7.0

Net income	12.3	9.7

Gross Profit

Consolidated gross profit for the quarter ended March 31, 2005 was $7,221, an increase of $2,775, or 62%, from the quarter ended March 31, 2004. The increase in gross profit was primarily related to the increase in revenue previously noted. Gross profit as a percentage of revenue was 63% in the first quarter of 2005, as compared to 74% in the first quarter of 2004. The decline in gross profit as a percentage of revenue in 2005 compared to 2004 was primarily related to a lower average sales price per unit, primarily within the Banking market, partially offset by lower average cost of product produced, and the stronger Euro.

The average sales price per unit, including related software, declined from approximately $12.60 in the first quarter of 2004 to approximately $7.60 in the first quarter of 2005. The decline in average selling price is primarily related to the increase in units shipped. Approximately 1,500 units were shipped in the first quarter of 2005, an increase of approximately 1,000, or 200%, from the number of units shipped in the first quarter of 2004. The increase in units shipped and the related lower sales price primarily reflects the increase in large deployments, for which volume purchase discounts are provided, to the Banks’ retail customers.

The average direct cost per unit sold declined approximately 15% in the first quarter of 2005 compared to the first quarter of 2004. The decline in cost is primarily attributable to a change in the mix of units sold and a reduction in the per-unit cost of most models.

As previously noted, the Company’s purchases of inventory are denominated in U.S. dollars. Also, as previously noted, the Company denominates a portion of its sales in Euros in order to offset the effects of currency on operating expenses. As the Euro and Australian dollars strengthened during the quarter, revenues from sales made in Euros and Australian Dollars increased, as measured in U.S. dollars, without the corresponding increase in cost of goods sold. The benefit from changes in currency rates as noted above was approximately $185 and represents an improvement in the gross profit rate of approximately 0.6 percentage points.

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended March 31, 2005 were $3,337, an increase of $1,244, or 59%, from the first quarter of 2004. This increase was primarily due to increased investment in sales and marketing activities, which were first initiated in the second half of 2004, sales and marketing expenses incurred at AOS of approximately $177 and the increased strength of the Euro and Australian Dollar to the U.S. Dollar. The increased investment in sales and marketing are primarily related to increased direct headcount, the cost of agents in countries where the Company does not have a direct sales presence and an increase in marketing programs and related travel. The average full-time sales and marketing employee headcount was 65 in the first quarter of 2005 compared to 46 in the first quarter of 2004.

Back to Contents

Research and Development Expenses

Consolidated research and development costs for the quarter ended March 31, 2005 were $809, an increase of $183, or 29%, from the first quarter of 2004. This increase was primarily due to expenses incurred at AOS of approximately $148 and increased strength of the Euro and Australian Dollar to the U.S. Dollar. Average full-time research and development employee headcount in 2005 was 24 compared to 17 in 2004.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended March 31, 2005 were $974, an increase of $228, or 31%, from the first quarter of 2004. This increase was primarily due to expenses incurred at AOS of approximately $45, a reduction in recoveries of amounts previously reflected as bad debts of $60, an increase in professional fees of $103, and the increased strength of the Euro and Australian Dollar to the U.S. Dollar of $20. Average full-time general and administrative employee headcount in 2005 was 13 compared to 11 in 2004.

Because our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are fixed, a small variation in the timing of recognition of revenue could cause significant variations in operating results from quarter to quarter.

Amortization of Intangible Assets

Amortization of intangible assets for the first quarter of 2005 increased $95 or 116% over the first quarter of 2004. The increase was primarily due to the amortization of intangible assets resulting from the acquisition of AOS.

Interest Income

Consolidated net interest income was comparable in the first quarter of 2005 and 2004. The slight decrease in income is attributable to reduced interest income on the installment note due from Secured Services, Inc. partially offset by income on higher average invested cash balances.

Other Income

Other income primarily includes exchange gains (losses) on transactions that are denominated in currencies other than the subsidiaries’ functional currency. Other income increased $139 in 2005 over 2004. As noted previously, exchange gains increased $129 in the first quarter of 2005 compared to 2004.

To date, the Company has not hedged the income statement exposure to transactions gains or losses resulting from changes in currency rates. We anticipate that we will start a hedging program in the second quarter of 2005.

Income Taxes

Income tax expense for 2005 was $758, an increase of $336 from the first quarter of 2004. The effective tax rate for the first quarter of 2005 was 35% compared to 42% in the first quarter of 2004. The effective tax rate declined as projected earnings in countries where the Company has net operating loss carryforwards that can be used to offset taxable income are estimated to be higher in 2005 than they were in 2004.

At December 31, 2005, the Company has net operating loss carryforwards in the United States approximating $26,555 and foreign net operating loss carryforwards approximating $5,295. Such losses are available to offset future taxable income in the respective jurisdictions and expire in varying amounts beginning in 2005 and continuing through 2024. In addition, if certain substantial changes in the Company’s ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized.

Back to Contents

Liquidity and Capital Resources

The Company’s cash and cash equivalents, including restricted cash of $77, were $6,555 at March 31, 2005, which is a decrease of approximately $1,665 or 20% from $8,220 at December 31, 2004. The reduction in cash reflects the cash used for the acquisition of AOS partially offset by cash flow from operations. The acquisition of AOS reduced cash by approximately $3,845 on a net basis. The reduction reflects the original purchase price of 3,750 Euros less cash balances of AOS that were included among the assets purchased.

Days sales outstanding in net accounts receivable decreased from 59 days at December 31, 2004 to 57 days at March 31, 2005.

Earnings, before interest, taxes, depreciation and amortization (EBITDA), or operating cash flow, for the quarters ended March 31, 2005 and 2004 were $2,385 and $1,143, respectively. A reconciliation of EBITDA to net income for the three-month periods ended March 31, 2005 and 2004 follows:

	Three Months Ended March 31, (unaudited)

	2005	2004

EBITDA	$2,385	$1,143

Interest income, net	(25)	(29)
Tax provision	758	422
Depreciaton and amortization	245	167

Net income	$1,407	$583

EBITDA is used by management for comparisons to other companies within our industry as an alternative to generally accepted accounting principles and is used by investors and analysts in evaluating performance. EBITDA is computed by adding back net interest, taxes, depreciation and amortization to net income as reported. EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States. EBITDA, as defined above, may not be comparable to similarly titled measures reported by other companies.

At March 31, 2005, the Company had an overdraft agreement in place with Fortis Bank, secured by the Company’s trade accounts receivable, wherein the Company could borrow up to 2,000 Euros. Based on receivable balances as of March 31, 2005, the full amount under the overdraft agreement was available to the Company. There were no borrowings outstanding under the overdraft agreement at March 31, 2005.

As of March 31, 2005, the Company had working capital of $7,839, a decrease of $2,216, or 22%, compared with $10,055 at December 31, 2004. The decline in working capital was primarily related to cash used to purchase AOS.

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

Back to Contents

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (“SFAS 123R”). This statement is a revision of SFAS 123 and supersedes APB Opinion No. 12, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The SEC issued guidance on April 14, 2005 announcing that public companies will now be required to adopt SFAS 123R by their first fiscal year beginning after June 15, 2005. Accordingly, the Company will be required to adopt SFAS 123R in its first quarter of fiscal year 2006. The Company is currently evaluating the provisions of this statement to determine the impact on its consolidated financial statements. It is, however, expected to have a negative effect on consolidated net income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three-month period ended March 31, 2005. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 4.	Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures (as defined pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit 31.1	Statement Under Oath of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2005.

Exhibit 31.2	Statement Under Oath of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2005.

Exhibit 32.1	Statement Under Oath of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2005.

Exhibit 32.2	Statement Under Oath of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2005.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt

T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown

Clifford K. Bown
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)