Form 10-Q
period 2005-06-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2005-08-12
CIK 1044777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________to __________

Commission file number 000-24389

VASCO Data Security International, Inc.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-4169320
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1901 South Meyers Road, Suite 210
Oakbrook Terrace, Illinois 60181
(Address of Principal Executive Offices) (Zip Code)

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

Yes ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No  ☒

As of July 31, 2005, 35,942,552 shares of the Company’s Common Stock, $.001 par value per share (“Common Stock”), were outstanding.

VASCO Data Security International, Inc.
Form 10-Q
For The Three and Six Months Ended June 30, 2005

Table of Contents

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets as of
	June 30, 2005 (Unaudited) and December 31, 2004	3

	Consolidated Statements of Operations (Unaudited)
	for the three and six months ended June 30, 2005 and 2004	4

	Consolidated Statements of Comprehensive Income (Unaudited)
	for the three and six months ended June 30, 2005 and 2004	5

	Consolidated Statements of Cash Flows (Unaudited)
	for the six months ended June 30, 2005 and 2004	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 5.	Submission of Matters to a Vote of Security Holders	23

Item 6.	Exhibits	23

SIGNATURES	24

CERTIFICATIONS	25

_____________________
This report contains the following trademarks of the Company, some of which are registered: VASCO, AccessKey, VACMan Server and VACMan/CryptaPak, AuthentiCard and Digipass.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VASCO Data Security International, Inc.
Consolidated Balance Sheets
(In thousands except share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash	$9,876	$8,138
Restricted cash	73	82
Accounts receivable, net of allowance for doubtful accounts	7,272	5,965
Inventories, net	2,140	1,346
Prepaid expenses	535	791
Deferred income taxes	23	23
Foreign sales tax receivable	404	313
Other current assets	412	464
Total current assets	20,735	17,122

Property and equipment
Furniture and fixtures	2,036	1,683
Office equipment	1,858	2,008
	3,894	3,691
Accumulated depreciation	(2,944)	(2,853)
Property and equipment, net	950	838

Intangible assets, net of accumulated amortization	1,215	1,243
Goodwill	6,637	250
Note receivable and investment in SSI	603	760
Other assets	21	37
Total assets	$30,161	$20,250

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,133	$3,065
Bank borrowing	1,940	-
Deferred revenue	1,500	620
Accrued wages and payroll taxes	1,537	1,602
Income taxes payable	865	435
Other accrued expenses	1,435	1,345
Total current liabilities	10,410	7,067

Deferred warranty revenue	239	152

Stockholders' equity :
Series D Convertible Preferred Stock, $10,000 par value - 500,000 shares authorized -
no shares issued and outstanding in 2005, 208 shares issued and outstanding in 2004	-	1,504
Common stock, $.001 par value - 75,000,000 shares authorized; 35,818,169 shares
issued and outstanding in 2005, 33,581,689 shares issued and outstanding in 2004	36	34
Additional paid-in capital	58,437	51,825
Deferred compensation	(502)	-
Accumulated deficit	(37,698)	(40,672)
Accumulated other comprehensive income (loss) -
cumulative translation adjustment	(761)	340
Total stockholders' equity	19,512	13,031
Total liabilities and stockholders' equity	$30,161	$20,250

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net revenues	$12,345	$7,174	$23,788	$13,195
Cost of goods sold	4,296	2,099	8,519	3,674

Gross profit	8,049	5,075	15,269	9,521

Operating costs:
Sales and marketing	3,535	2,150	6,872	4,243
Research and development	904	581	1,713	1,208
General and administrative	1,103	783	2,076	1,529
Amortization of intangible assets	222	82	400	163
Total operating costs	5,764	3,596	11,061	7,143

Operating income	2,285	1,479	4,208	2,378

Interest income, net	16	25	42	54
Other income (expense), net	131	(32)	347	45

Income before income taxes	2,432	1,472	4,597	2,477
Provision for income taxes	851	519	1,609	941

Net income	1,581	953	2,988	1,536

Preferred dividends	-	(65)	(14)	(146)

Net income available to common shareholders	$1,581	$888	$2,974	$1,390

Net income per common share:
Basic	$0.04	$0.03	$0.09	$0.04

Fully diluted	$0.04	$0.03	$0.08	$0.04

Weighted average common shares outstanding:
Basic	35,458	31,938	34,943	31,553

Fully diluted	37,295	35,240	36,796	32,226

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income	$1,581	$953	$2,988	$1,536

Other comprehensive loss -
cumulative translation adjustment	(698)	(14)	(1,101)	(154)

Comprehensive income	$883	$939	$1,887	$1,382

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,988	$1,536
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	555	333
Non-cash compensation expense	72	-
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(1,586)	(2,199)
Inventories, net	(1,051)	41
Prepaid expenses	210	90
Foreign sales tax receivable	(144)	116
Other current assets	88	(12)
Other assets	-	6
Accounts payable	423	594
Deferred revenue	(22)	254
Accrued wages and payroll taxes	(18)	(209)
Income taxes payable	594	982
Accrued expenses	279	(34)
Deferred warranty	87	-
Net cash provided by operating activities	2,475	1,498

Cash flows from investing activities:
Acquisition of AOS-Hagenuk, less cash received	(4,024)	-
Additions to property and equipment, net	(246)	(72)
Increase in restricted cash	-	(145)
Payments received on note receivable	166	148
Net cash used in investing activities	(4,104)	(69)

Cash flows from financing activities:
Proceeds from borrowings	1,940	-
Proceeds from exercise of stock options	1,226	76
Proceeds from exercise of preferred stock warrants	1,005	-
Dividends paid on preferred stock	(14)	(11)
Net cash provided by financing activities	4,157	65

Effect of exchange rate changes on cash	(790)	(106)

Net increase in cash	1,738	1,388
Cash, beginning of period	8,138	4,817
Cash, end of period	$9,876	$6,205

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

Revenue Recognition

The Company recognizes revenue in accordance with AICPA Statement of Position (“SOP”) 97-2 and SEC Staff Accounting Bulletin (“SAB”) 104. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the revenue is probable.

Hardware Revenue and License Fees: Revenues from the sale of computer security hardware or the license of software are recorded upon shipment or, if an acceptance period is allowed, at the later of shipment or customer acceptance. No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized.

Support Agreements: Support agreements generally call for the Company to provide technical support and software updates to customers. Revenue on technical support and software update rights is deferred and recognized ratably over the term of the support agreement.

Consulting and Education Services: The Company provides consulting and education services to its customers. Revenue from such services is recognized during the period in which the services are performed.

Multiple-Element Arrangements: The Company allocates revenues to the various elements of the arrangements based on the estimated fair value of each deliverable as required by SOP 97-2 and Emerging Issues Task Force (“EITF”) 00-21. The fair value for each element is based on the price charged when that element is sold separately, price lists, renewal rates and other methods. When discounts are given in a multiple-element arrangement, a proportionate amount of the discount is applied to each element based on each element’s fair value without regard to the discount. The estimated fair value of undelivered elements is deferred and recorded as revenue when services are performed or products are delivered.

Sales to distributors and resellers are recognized on the same basis as sales made directly to customers. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the revenue is probable.

For large-volume transactions, the Company may negotiate a specific price that is based on the number of users of the software license or quantities of hardware supplied. The per unit prices for large-volume transactions are generally lower than transactions for smaller quantities and the price differences are commonly referred to as volume-purchase discounts.

Restricted Cash

Restricted cash of $73 at June 30, 2005 supports a bank guarantee issued in favor of a customer relating to a contract prepayment. Under the terms of the contract, the Company will have unrestricted use of this cash when it has fulfilled its commitment to deliver the products. The customer has the right to put a claim on the guarantee if the Company does not perform. The guarantee automatically ceases on January 31, 2012, but can be cancelled earlier upon mutual agreement of both parties or when all of the products have been delivered.

Reclassification

In 2005, the Company separately presented the amortization expense related to intangible assets on the consolidated statement of operations. For the three and six months ended June 30, 2004, amortization expense that was previously included in Research and Development operating costs has been reclassified to amortization of intangible assets.

In 2005, the Company also reclassified patents and trademarks from other assets to intangible assets. The balance sheet as of December 31, 2004 has been adjusted to be consistent with the 2005 presentation.

Stock-Based Compensation

At June 30, 2005, the Company had issued stock options as a part of its employee compensation plan. The Company accounts for the stock options using the intrinsic method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No compensation expense related to the stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income available to common shareholders' as reported	$1,581	$888	$2,974	$1,390
Deduct: Total stock-based employee compensation determined
under fair-value-based methods for all awards, net of tax	184	267	357	534
Pro forma net income	$1,397	$621	$2,617	$856

Basic net income per common share
As reported	$0.04	$0.03	$0.09	$0.04
Pro forma	0.04	0.02	0.07	0.03

Diluted net income per common share
As reported	$0.04	$0.03	$0.08	$0.04
Pro forma	0.04	0.02	0.07	0.03

Weighted average shares outstanding (in 000s)
Basic	35,458	31,938	34,943	31,553
Diluted	37,295	35,240	36,796	32,226

In addition to stock options granted during the three and six months ended June 30, 2005, the Company also issued 90,000 restricted stock awards. The Company accounts for the restricted stock awards under the recognition and measurement principles of APB Opinion No. 25. The value of the restricted stock awards was measured at fair value at the date of the grant. Deferred compensation expense of $574 was recorded as a separate component of equity and will be amortized ratably over a four-year vesting period, commencing in January of 2005. Compensation expense of $36 and $72 has been reflected in net income for the three and six months ended June 30, 2005.

Note 2 - Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents sales made to customers on credit. An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payment for goods and services. Accounts receivable, net of the allowance for doubtful accounts, as of June 30, 2005 and December 31, 2004 are as follows:

	June 30,	December 31,
	2005	2004

Accounts receivable	$7,366	$6,125
Allowance for doubtful accounts	(94)	(160)
Accounts receivable, net	$7,272	$5,965

Note 3- Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) method.

Inventories, net of valuation allowance of $218 and $198 at June 30, 2005 and December 31, 2004, respectively, are comprised of the following:

	June 30,	December 31,
	2005	2004

Component parts	$1,214	$601
Work-in-process and finished goods	926	745
Total	$2,140	$1,346

Note 4 - Goodwill and Other Intangibles

Intangible asset data as of and for the six months ended June 30, 2005 is as follows:

	Gross Carrying	Accumulated	Net Asset
	Amount	Amortization	Value
Amortized intangible assets -
Capitalized Technology and Purchase Orders	$5,980	$4,877	$1,103
Patents/Trademarks	116	4	112
Unamortized intangible assets - Goodwill	7,610	973	6,637
Aggregate amortization expense	400

Estimated amortization expense for the years ended:
December 31, 2005	$722
December 31, 2006	355
December 31, 2007	354
December 31, 2008	80
After December 31, 2008	104

At June 30, 2005 ending balances of goodwill and intangible assets, net of accumulated amortization are as follows:

		Capitalized
	Capitalized	Purchase		Patents &
	Technology	Orders	Goodwill	Trademarks	Total

Net ending balance at December 31, 2004	$1,134	$—	$250	$109	$1,493
Additions	—	367	6,387	5	6,759
Amortization expense	176	222	—	2	400
Net ending balance at June 30, 2005	$958	$145	$6,637	$112	$7,852

Additions to Capitalized Purchase Orders and Goodwill were related to the acquisition of A.O.S. Hagenuk B.V. Additions to Patents and Trademarks reflect legal costs associated with filing patents.

Note 5 - Bank Borrowing

The Company maintains an overdraft agreement with Fortis Banque/Bank of Belgium. Under terms of the agreement, the Company can borrow an amount equal to 80% of its Belgium subsidiary’s defined accounts receivable up to a maximum of 3,500 U.S. Dollars or Euros. Borrowings under the overdraft agreement accrue interest at an annual rate of 5.7% and the Company is obligated to pay a quarterly commitment fee of 0.125%. As of June 30, 2005, borrowings under the agreement totaled $1,940. The assets, excluding inventory, of the Belgian subsidiary secure the agreement and while it has no specific termination date, it can be terminated with thirty (30) days notice. The agreement is governed by the General Lending Conditions for Corporate Customers, registered in Brussels, Belgium on December 20, 2001.

Note 6 - Other Accrued Expenses

Other accrued expenses are comprised of the following:

	June 30,	December 31,
	2005	2004

Restructuring reserve	$12	$18
Other accrued expenses	1,423	1,327
	$1,435	$1,345

Note 7 - Deferred Warranty

The Company’s standard practice is to provide a warranty on its authenticators for two years after the date of purchase. Customers may purchase extended warranties covering periods from one to four years after the standard warranty period. The Company defers the revenue associated with the extended warranty and recognizes it into income on a straight-line basis over the extended warranty period.

The deferred warranty revenue as of June 30, 2005 will be recognized into income as follows:

Year	Amount

2005	$18
2006	72
2007	80
2008	62
2009	7
$239

Note 8 - Stockholders’ Equity

The following table summarizes the Common Stock activity for the six months ended June 30, 2005:

	Common Stock Issued
	Number of	Value of
	Shares	Shares

Exercise of options	480,551	$1,226
Conversion of Series D preferred stock (208 shares)	1,040,000	$1,504
Exercise of warrants	289,750	$1,005
Stock issued for acquisitions	331,104	$2,278
Restricted stock awards	90,000	$574

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

Note 9 - Supplemental Disclosures of Cash Flow Information

	Six Months Ended June 30,
	2005	2004
Supplemental disclosure of cash flow information:
Interest paid	$20	$9
Income taxes paid	1,018	$-

Supplemental disclosure of non-cash investing activities:
Common stock issued for acquisition (262,641 shares)	$2,128	$-
Additional consideration issued for acquisition (68,463 shares of common stock)	150	-

Supplemental disclosure of non-cash financing activities:
Common stock issued to redeem Series D preferred stock shareholders
upon conversion of 208 shares of preferred stock in 2005 (1,040,000 shares)	$1,504	$-
and upon conversion of 402 shares of preferred stock in 2004 (2,010,000 shares)	-	$2,908
Common stock issued to Series D preferred stock shareholders as a dividend
payment: 5,075 shares in 2005 and 60,058 shares in 2004	$27	$135

Note 10 - Business Combinations

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

 The aggregate purchase price was $7,263, consisting of $4,374 of cash, 262,641 shares of Common Stock valued at approximately $2,128, the assumed liability due AOS of $616 and estimated direct costs of the acquisition of $145. The fair value of the common stock was determined based on the average market price of the Company’s Common Stock over the period including several days before the closing date, February 4, 2005. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition:

February 4,
2005
Cash	$529
Accounts receivable, net	466
Inventory	11
Prepaid expenses	47
Other current assets	608
Property and equipment, net	122
Total assets acquired	1,783

Accounts payable	47
Deferred revenue	1,071
Accrued expenses	156
Total liabiltites assumed	1,274

Net assets acquired	$509

The total purchase price has been allocated on a preliminary basis and is subject to change pending a final analysis of the total purchase price paid, including direct costs of the acquisition. However, the Company does not believe the impact of these changes will be material. At the date of acquisition, February 4, 2005, the preliminary purchase price was allocated as follows:

Net assets acquired	$509
Capitalized purchase orders	367
Goodwill	6,387
$7,263

The following summarized unaudited pro forma financial information for the six months ended June 30, 2005 and 2004 and assumes the AOS acquisition occurred as of January 1 of each year:

	2005	2004

Net revenues	$24,494	$14,370
Net income available to common shareholders	2,773	1,000
Basic and diluted income per common share	$0.08	$0.03

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in thousands, except headcount, token volume and unit price data)

The following discussion is based upon the Company's consolidated results of operations for the three and six months ended June 30, 2005 and 2004 (percentages in the discussion may rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-Q.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the prospects, developments and business strategies for the Company and its operations, including the development and marketing of certain new products and the anticipated future growth in certain markets in which the Company currently markets and sells its products or anticipates selling and marketing its products in the future. These forward-looking statements (i) are identified by their use of such terms and phrases as “expected,”“expects,”“believe,”“believes,”“will,”“anticipated,”“emerging,”“intends,”“plans,”“could,”“may,”“estimates,”“should,”“objective,” and “goals” and (ii) are subject to risks and uncertainties and represent the Company’s present expectations or beliefs concerning future events. The Company cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including (a) risks of general market conditions, including demand for the Company’s products and services, competition and price levels and the Company’s historical dependence on relatively few products, certain suppliers and certain key customers, and (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, changing government regulations and potential competition from more established firms and others. Therefore, results actually achieved may differ materially from expected results included in, or implied by these statements.

Comparison of Results for the Three and Six Months Ended June 30, 2005 and 2004.

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

Currency Fluctuations. In the second quarter of 2005 and 2004, approximately 94% and 91%, respectively, of the Company’s revenue was generated outside the United States. For the six months ended June 30, 2005 and 2004, approximately 94% and 91%, respectively, were generated outside of the United States.

In addition, approximately 75% and 79% of the Company’s operating expenses in the second quarter of 2005 and 2004, respectively, were incurred outside of the United States. For the first six months ended June 30, 2005 and 2004, approximately 76% and 79%, respectively, of its operating expenses were incurred outside of the United States.

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

The Euro strengthened approximately 5% and 6% against the U.S. Dollar for the quarter and six months ended June 30, 2005, respectively, as compared to the same periods in 2004. The Australian Dollar strengthened approximately 6% and 4% against the U.S. Dollar for the quarter and six months ended June 30, 2005, respectively, as compared to the same periods in 2004. The Company estimates that the strengthening of the two currencies in 2005 compared to 2004 resulted in an increase in revenues of approximately $251 and $436 for the quarter and six months ended June 30, 2005, respectively, and an increase in operating expenses of approximately $207 and $434 for the quarter and six months ended June 30, 2005, respectively.

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders’ equity. Revenues and expenses are translated at average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. Foreign exchange transaction gains aggregating $93 in the second quarter of 2005 compare to losses for the second quarter of 2004 of $44. For the six months ended June 30, 2005, transaction gains of $292 compare to gains of $26 for the first six months of 2004. The change in transaction gains and losses are primary related to the increase in the net U.S. dollar asset position in our Belgian operating subsidiary and the relative change in exchange rates for the periods being reported. Transaction gains and losses are included in other non-operating income (expense).

The Company initiated a hedging program in the second quarter of 2005 to minimize the income statement exposure to transaction gains or losses resulting from changes in currency rates. Under the program, the Company’s Belgian subsidiary borrows U.S. dollars in an amount that is generally equal to its net U.S. dollar asset position. The U.S. dollars borrowed are converted to Euros and invested in short-term instruments. The Company plans to monitor the results of this program and, while it expects to continue the program for the near term, the Company may discontinue the program if it is deemed to be no longer necessary, ineffective or too costly.

Revenue

Revenue by Geographic Regions: We sell the majority of our products in European countries with significant sales in the United States and other countries, primarily Australia, Asia/Pacific and South America. The breakdown of revenue for the three and six months ended June 30, 2005 and 2004 in each of our major geographic areas was as follows:

	Europe	United States	Other Countries	Total

Three months ended June 30:

Total Revenue:
2005	$9,806	$766	$1,773	$12,345
2004	5,754	617	803	7,174

Percent of Total:
2005	80%	6%	14%	100%
2004	80%	9%	11%	100%

Six months ended June 30:

Total Revenue:
2005	$19,807	$1,506	$2,475	$23,788
2004	10,678	1,241	1,276	13,195

Percent of Total:
2005	83%	6%	11%	100%
2004	81%	9%	10%	100%

Total revenue in the second quarter of 2005 increased $5,171 or 72% over the second quarter of 2004. The increase was primarily attributable to an increase in the number of tokens shipped, sales made by AOS-Hagenuk B.V. (“AOS”), which the Company acquired in February 2005, and strengthening of the Euro, as previously noted, partially offset by a decline in average selling price per token.

The Company shipped approximately 1,573,000 tokens in the second quarter of 2005, an increase of approximately 948,000 or 152% over the second quarter of 2004. The average selling price per token, including related software, was approximately $7.85 in the second quarter of 2005, a decline of $3.65 or 32% from the average price of approximately $11.48 in 2004. Management believes that the increase in token volume is attributed to the growth in its distribution channel, increased awareness of the need for strong authentication to combat identity theft and the Company’s ability to help customers deploy large volumes of high-quality tokens at an affordable price. The Company provides volume-purchase discounts to customers that place firm purchase orders for large-volume deployments.

AOS contributed $1,353 in revenue during the quarter, net of the amortization related to the allocation of the original purchase price of $134.

Revenue generated in Europe during the second quarter was $9,806, or 70% higher than 2004. The increase in revenue in Europe was primarily related to the aforementioned increase in volume, revenues from AOS and the strengthening of the Euro. Revenue generated in United States during the second quarter was $149 or 24% higher than 2004 and was primarily attributable to increased volume in 2005. Revenue generated from other countries during the second quarter was $970 or 121% higher and primarily reflects increased volumes in 2005.

Total revenue for the six months ended June 30, 2005 increased $10,593 or 80% over the first six months of 2004. The increase in revenue was attributable to the same factors noted for the second quarter of 2005. Token volume for the six-month period increased 179% from approximately 1,105,000 in 2004 to approximately 3,078,000 in 2005. The average selling price per token, including related software, was approximately $7.73 for the first six months of 2005, a decline of $4.21 or 35% from the average price of approximately $11.94 in 2004. AOS contributed $2,230 in revenue during the first six months, net of the amortization related to the allocation of the original purchase price of $236. The strengthening of the Euro resulted in an increase in revenue for the first six months of 2005 as compared to 2004 of $435.

Revenue generated in Europe was $9,129, or 85% higher than 2004, revenue generated in the United States was $265 or 21% higher than 2004 and revenue generated from other countries was $1,199 or 94% higher than 2004. The reasons for the increases in each of the regions for the six months were the same as described for the second quarter.

For the first six months of 2005, the top ten customers accounted for approximately 70% of total revenue as compared to 56% of total revenue in 2004.

Revenue by Target Market: Revenues are generated currently from two primary markets, banking/finance (“Banking”) and corporate network access (“CNA”) through the use of both direct and indirect sales channels. The breakdown of revenue between the two primary markets is as follows:

	Banking	CNA	Total

Three months ended June 30:

Total Revenue:
2005	$10,637	$1,708	$12,345
2004	5,754	1,420	7,174

Percent of Total:
2005	86%	14%	100%
2004	80%	20%	100%

Six months ended June 30:

Total Revenue:
2005	$20,373	$3,415	$23,788
2004	10,281	2,914	13,195

Percent of Total:
2005	86%	14%	100%
2004	78%	22%	100%

Revenue in the second quarter of 2005 from the Banking market increased $4,883 or 85% over the second quarter of 2004 and revenue from the CNA market increased $288 or 20% in the same period. While the increase in total revenues is attributable, in part, to the development of the indirect sales channel, which includes distributors, resellers, and solution partners, the distribution of the revenues between the segments in large part reflects the sales channel’s focus on banking opportunities. The indirect sales channel supplements the Company’s direct sales force in the Banking market and is the primary source of revenues in the CNA market.

Revenue for the first six months of 2005 from the Banking market increased $10,092 or 98% compared to the first six months of 2004 and revenue from the CNA market increased $501 or 17% in the same period.

Revenue for CNA currently includes revenues generated in the e-commerce market. We expect that the e-commerce market will be an important source of future revenue for the Company as our products will not only provide a higher level of security for purchases made over the Internet, they can also help protect our customers’ revenue stream by making it more difficult for subscribers to our customers’ Internet services to share passwords.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenues for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	34.8	29.3	35.8	27.8
Gross profit	65.2	70.7	64.2	72.2
Operating costs:
Sales and marketing	28.7	30.0	28.9	32.2
Research and development	7.3	8.1	7.2	9.2
General and administrative	8.9	10.9	8.7	11.6
Amortization of intangible assets	1.8	1.1	1.7	1.2
Total operating costs	46.7	50.1	46.5	54.2
Operating income	18.5	20.6	17.7	18.0
Interest income	0.1	0.3	0.2	0.4
Other income (expense), net	1.1	(0.4)	1.4	0.3
Income before income taxes	19.7	20.5	19.3	18.7
Provision for income taxes	6.9	7.2	6.8	7.1
Net income	12.8	13.3	12.5	11.6

Gross Profit

Consolidated gross profit for the quarter ended June 30, 2005 was $8,049, an increase of $2,974, or 59%, from the quarter ended June 30, 2004. Gross profit as a percentage of revenue was 65% in the second quarter of 2005, as compared to 71% in the second quarter of 2004. The decrease in the gross profit as a percentage of revenue was primarily related to the decline in the average selling price per token, partially offset by the lower cost of product produced, and the stronger Euro. The decline in the average selling price per token reflects the impact of volume-purchase discounts granted to customers making large-volume purchases.

Consolidated gross profit for the six months ended June 30, 2005 was $15,269, an increase of $5,748, or 60%, from the comparable period in 2004. Gross profit as a percentage of revenue was 64% for the first six months of 2005, as compared to 72% for the comparable period in 2004. The decrease in the gross profit as a percentage of revenue was due to the same factors noted for the quarter ended June 30, 2005.

As noted above, gross profit as a percentage of revenue declined primarily as a result of the decline in the average selling price per token. In 2005, the Company received orders for larger deployments, many of which were targeted to retail banking applications. Larger orders generally benefit from volume-purchase discounts and, as a result, have a lower average selling price and a lower gross margin as a percentage of revenue.

The average direct cost per unit sold declined approximately 25% in the second quarter of 2005 and 20% for the first six months of 2005 compared to the same periods in 2004. The decline in cost is primarily attributable to a change in the mix of units sold and a reduction in the per-unit cost of most models.

As previously noted, the Company’s purchases of inventory are denominated in U.S. dollars. Also, as previously noted, the Company denominates a portion of its sales in Euros in order to offset the affects of currency on operating expenses. As the Euro and Australian Dollar strengthened, when compared to the same periods in the prior year, revenues from sales made in Euros and Australian Dollars increased, as measured in U.S. Dollars, without the corresponding increase in cost of goods sold. The benefit from changes in currency rates as noted above was approximately $251 for the quarter and $435 for the six months ended June 30, 2005. The benefit represents an improvement in the gross profit rate of approximately 0.7 percentage points for both the three and six months ended June 30, 2005.

Operating Expenses

The Company’s operating expenses are generally based on anticipated revenue levels and the majority of such expenses are fixed. As a result, small variations in the amount of revenue recognized in any given quarter could cause significant variations in the quarter-to-quarter comparisons of either the absolute amounts of operating income or operating income as a percentage of revenue.

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended June 30, 2005 were $3,535, an increase of $1,385, or 64%, from the second quarter of 2004. This increase was primarily due to an increased investment in sales and marketing activities, which were first initiated in the second half of 2004, sales and marketing expenses incurred at AOS of approximately $284 and the increased strength of the Euro and Australian Dollar to the U.S. Dollar. The increased investment in sales and marketing is primarily related to increased direct headcount, the cost of agents in countries where the Company does not have a direct sales presence and an increase in marketing programs and related travel. The average full-time sales and marketing employee headcount was 70 in the second quarter of 2005 compared to 46 in the second quarter of 2004.

Consolidated sales and marketing expenses for the six months ended June 30, 2005 were $6,872, an increase of $2,629, or 62%, from the same period of 2004. The increase in expense was related to the same factors noted for the second quarter above. Marketing expenses incurred at AOS were approximately $461 for the six months ended June 30, 2005.

Research and Development Expenses

Consolidated research and development costs for the quarter ended June 30, 2005 were $904, an increase of $323, or 56%, from the second quarter of 2004. This increase was primarily due to expenses incurred at AOS of approximately $221 and the increased strength of the Euro and Australian Dollar to the U.S. Dollar. Average full-time research and development employee headcount in 2005 was 27 compared to 17 in 2004.

Consolidated research and development costs for the six months ended June 30, 2005 were $1,713, an increase of $505, or 42%, from the same period of 2004. This increase was related to the same factors noted for the second quarter above. Research and development expenses incurred at AOS were approximately $370 for the six months ended June 30, 2005.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended June 30, 2005 were $1,103, an increase of $320, or 41%, from the second quarter of 2004. This increase was primarily due to expenses incurred at AOS of approximately $57, an increase in professional fees of $133, and the increased strength of the Euro and Australian Dollar to the U.S. Dollar of $49. Average full-time general and administrative employee headcount in 2005 was 15 compared to 11 in 2004.

Consolidated general and administrative expenses for the six months ended June 30, 2005 were $2,076, an increase of $547, or 36%, from the same period of 2004. This increase was due to the same factors as noted for the second quarter. General and administrative expenses incurred at AOS were approximately $102 for the six months ended June 30, 2005.

Amortization of Intangible Assets

Amortization of intangible assets for the second quarter and first six months of 2005 increased $140 and $237, respectively, over the comparable periods of 2004. The increase was primarily due to the amortization of intangible assets resulting from the acquisition of AOS.

Interest Income

Consolidated net interest income was comparable in the second quarter and first six months of 2005 to the same periods in 2004. The slight decrease in interest income is attributable to reduced interest income on the installment note due from Secured Services, Inc. and the implementation of a program to hedge the Company’s exposure to foreign exchange gains and losses, as noted above. The decline in interest income was partially offset by income on higher average invested cash balances.

Other Income (Expense), Net

Other income primarily includes exchange gains (losses) on transactions that are denominated in currencies other than the subsidiaries’ functional currency. Other income for the second quarter of 2005 was $131 and compares to a loss of $32 for the second quarter of 2004. Other income for the first six months of 2005 was $347 compared to $45 in the first six months of 2004. As noted previously, exchange gains increased $137 and $266 in the second quarter and first six months of 2005, respectively, compared to comparable periods in 2004.

Income Taxes

Income tax expense for the second quarter of 2005 was $851, an increase of $332 from the second quarter of 2004. The increase in tax expense is attributable solely to higher pre-tax income. The effective tax rate was 35% for both the second quarter of 2005 and the second quarter of 2004.

Income tax expense for the first six months of 2005 was $1,609, an increase of $668 from the same period in 2004. The increase in tax expense reflects the tax on increased earnings partially offset by a decrease in the expected effective tax rate. The effective tax rate for the first six months of 2005 was 35% compared to 38% the first six months of 2004. The effective tax rate for both periods reflects the Company’s estimate of its full-year tax rate at the end of each respective period. The rate reported in 2005 is lower than the rate reported in 2004 as the Company’s expectation of earnings in countries in which the Company has a tax loss carryforward are higher in 2005 than they were at the end of the second quarter in 2004.

At December 31, 2004, the Company had net operating loss carryforwards in the United States approximating $26,555 and foreign net operating loss carryforwards approximating $5,295. Such losses are available to offset future taxable income in the respective jurisdictions and expire in varying amounts beginning in 2005 and continuing through 2024. In addition, if certain substantial changes in the Company’s ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized.

Liquidity and Capital Resources

The Company’s cash balance, including restricted cash of $73, was $9,949 at June 30, 2005, which is an increase of approximately $3,599 or 57% from $6,350 at March 31, 2005 and an increase of $1,729 or 21% from $8,220 at December 31, 2004. The increase in cash was primarily related to positive earnings before interest, taxes, depreciation and amortization (EBITDA), borrowing under the Company’s line of credit as part of the hedging program and a decrease in days sales outstanding in accounts receivable.

Days sales outstanding in net accounts receivable decreased from 57 days at March 31, 2005 to 54 days at June 30, 2005. Days sales outstanding in receivables decreased in the second quarter as a lower percentage of the revenue in the quarter was realized in the final month of the quarter.

EBITDA from continuing operations for the three and six months ended June 30, 2005 and 2004 were $2,726 and $5,110, respectively, and reflect an increase of $1,113 or 69% and $2,354 or 85% over the same periods of the prior year. A reconciliation of EBITDA to net income for the three and six-month periods ended June 30, 2005 and 2004 follows:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(unaudited)		(unaudited)
EBITDA	$2,726	$1,613	$5,110	$2,756

Interest income, net	(16)	(25)	(42)	(54)
Provision for income taxes	851	519	1,609	941
Depreciaton and amortization	310	166	555	333

Net income	$1,581	$953	$2,988	$1,536

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

At June 30, 2005, the Company had an overdraft agreement in place with Fortis Bank, secured by the Company’s trade accounts receivable, wherein the Company could borrow up to 3,500 Euros or U.S. Dollars. The Company borrows against this line of credit as part of its hedging program as noted previously. Based on receivable balances as of June 30, 2005 and the amount of borrowings outstanding under the line to support its hedging program, $1,560 of the overdraft agreement was available to the Company for borrowing at June 30, 2005.

As of June 30, 2005, the Company had working capital of $10,325, an increase of $2,486, or 32%, compared with $7,839 at March 31, 2005 and an increase of $270 or 3% from $10,055 at December 31, 2004.

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

For additional information related to risks, refer to Certain Factors noted in Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (“SFAS 123R”). This statement is a revision of SFAS 123 and supersedes APB Opinion no. 12, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employee, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The SEC issued guidance on April 14, 2005 announcing that public companies will now be required to adopt SFAS 123R by their first fiscal year beginning after June 15, 2005. Accordingly, the Company will be required to adopt SFAS 123R in its first quarter of fiscal year 2006. The Company is currently evaluating the provisions of this statement to determine the impact on its consolidated financial statements. It is, however, expected to have a negative effect on consolidated net income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the six-month period ended June 30, 2005. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures (as defined pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Submission of Matter to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders on June 14, 2005, the Stockholders of the Company entitled to vote thereon elected the following individuals as Directors of the Company (total shares eligible to vote were 35,367,805; total shares voted were 30,881,683):

Name	For	Against	Abstain

T. Kendall Hunt	30,728,678	—	153,005
Michael Cullinane	30,389,739	—	491,944
John N. Fox, Jr.	30,758,328	—	123,355
Michael A. Mulshine	30,572,178	—	309,505
John R. Walter	30,312,239	—	569,444

There were 961,730 broker non-votes for the matter.

Item 6. Exhibits

Exhibit 31.1     Statement Under Oath of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2005.

Exhibit 31.2     Statement Under Oath of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2005.

Exhibit 32.1     Statement Under Oath of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2005.

Exhibit 32.2     Statement Under Oath of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2005.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown
Clifford K. Bown
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)