Form 10-Q
period 2005-09-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2005-11-09
CIK 1044777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2005

or

transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the transition period from __________to __________

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

As of October 31, 2005, 36,015,062 shares of the Company’s Common Stock, $.001 par value per share (“Common Stock”), were outstanding.

VASCO Data Security International, Inc.
Form 10-Q
For The Three and Nine Months Ended September 30, 2005

This report may contain the following trademarks of the Company, some of which are registered: VASCO, AccessKey, VACMan Server and VACMan/CryptaPak, AuthentiCard and Digipass.

Back to Contents

PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

VASCO Data Security International, Inc.
Consolidated Balance Sheets
(In thousands except share data)

	September 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash	$11,682	$8,138
Restricted cash	72	82
Accounts receivable, net of allowance for doubtful accounts	8,552	5,965
Inventories, net	2,517	1,346
Prepaid expenses	485	791
Deferred income taxes	23	23
Foreign sales tax receivable	316	313
Other current assets	422	464

Total current assets	24,069	17,122

Property and equipment
Furniture and fixtures	2,061	1,683
Office equipment	1,914	2,008

	3,975	3,691
Accumulated depreciation	(3,025)	(2,853)

Property and equipment, net	950	838

Intangible assets, net of accumulated amortization	1,036	1,243
Goodwill	6,637	250
Investment in SSI	570	760
Other assets	25	37

Total assets	$33,287	$20,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,951	$3,065
Bank borrowing	2,482	—
Deferred revenue	1,145	620
Accrued wages and payroll taxes	1,712	1,602
Income taxes payable	849	435
Other accrued expenses	2,079	1,345

Total current liabilities	11,218	7,067

Deferred warranty revenue	238	152
Stockholders’ equity:
Series D Convertible Preferred Stock, $10,000 par value – 500,000 shares authorized – no shares issued and outstanding in 2005, 208 shares issued and outstanding in 2004	—	1,504
Common stock, $.001 par value – 75,000,000 shares authorized; 35,980,752 shares issued and outstanding in 2005, 33,581,689 shares issued and outstanding in 2004	36	34
Additional paid-in capital	58,934	51,825
Deferred compensation	(451)	—
Accumulated deficit	(35,948)	(40,672)
Accumulated other comprehensive income (loss) – cumulative translation adjustment	(740)	340

Total stockholders' equity	21,831	13,031

Total liabilities and stockholders’ equity	$33,287	$20,250

See accompanying notes to consolidated financial statements.

Back to Contents

VASCO Data Security International, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004

Net revenues	$13,272	$7,400	$37,060	$20,595
Cost of goods sold	5,138	2,244	13,657	5,918

Gross profit	8,134	5,156	23,403	14,677

Operating costs:
Sales and marketing	3,387	1,975	10,259	6,218
Research and development	902	595	2,615	1,803
General and administrative	1,128	855	3,205	2,384
Restructuring recoveries	—	(32)	—	(32)
Amortization of intangible assets	179	82	578	245

Total operating costs	5,596	3,475	16,657	10,618

Operating income	2,538	1,681	6,746	4,059

Interest income (expense), net	(10)	34	32	88
Other income (expense), net	166	(45)	512	—

Income before income taxes	2,694	1,670	7,290	4,147
Provision for income taxes	943	469	2,552	1,410

Net income	1,751	1,201	4,738	2,737

Preferred dividends	—	(51)	(14)	(197)

Net income available to common shareholders	$1,751	$1,150	$4,724	$2,540

Net income per common share:
Basic	$0.05	$0.04	$0.13	$0.08

Fully diluted	$0.05	$0.03	$0.13	$0.08

Weighted average common shares outstanding:
Basic	35,848	32,578	35,235	31,897

Fully diluted	37,703	35,172	37,088	35,217

See accompanying notes to consolidated financial statements.

Back to Contents

VASCO Data Security International, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income	$1,751	$1,201	$4,738	$2,737

Other comprehensive gain (loss) – cumulative translation adjustment	20	119	(1,080)	(34)

Comprehensive income	$1,771	$1,320	$3,658	$2,703

See accompanying notes to consolidated financial statements.

Back to Contents

VASCO Data Security International, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine months ended
	September 30,

	2005	2004

Cash flows from operating activities:
Net income	$4,738	$2,737
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	822	503
Non-cash compensation expense	104	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(2,951)	(1,068)
Inventories, net	(1,482)	(126)
Prepaid expenses	258	(200)
Foreign sales tax receivable	(45)	(48)
Other current assets	17	(5)
Other assets	(9)	4
Accounts payable	218	464
Deferred revenue	(429)	170
Accrued wages and payroll taxes	183	(57)
Income taxes payable	536	1,466
Accrued expenses	1,048	184
Deferred warranty	86	103

Net cash provided by operating activities	3,094	4,127

Cash flows from investing activities:
Acquisition of AOS-Hagenuk, less cash received	(3,990)	—
Additions to property and equipment, net	(343)	(132)
Increase in restricted cash	—	(148)
Payments received on note receivable	253	225

Net cash used in investing activities	(4,080)	(55)

Cash flows from financing activities:
Proceeds from borrowings	2,482	—
Proceeds from exercise of stock options	1,403	79
Proceeds from exercise of preferred stock warrants	1,344	—
Dividends paid on preferred stock	(14)	(132)

Net cash provided by (used in) financing activities	5,215	(53)

Effect of exchange rate changes on cash	(685)	(36)

Net increase in cash	3,544	3,983
Cash, beginning of period	8,138	4,817

Cash, end of period	$11,682	$8,800

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

Back to Contents

For large-volume transactions, the Company may negotiate a specific price that is based on the number of users of the software license or quantities of hardware supplied. The per unit prices for large-volume transactions are generally lower than transactions for smaller quantities and the price differences are commonly referred to as volume-purchase discounts.

Restricted Cash

Restricted cash of $72 at September 30, 2005 supports a bank guarantee issued in favor of a customer relating to a contract prepayment. Under the terms of the contract, the Company will have unrestricted use of this cash when it has fulfilled its commitment to deliver the products. The customer has the right to put a claim on the guarantee if the Company does not perform. The guarantee automatically ceases on January 31, 2012, but can be cancelled earlier upon mutual agreement of both parties or when all of the products have been delivered.

Reclassification

In 2005, the Company separately presented the amortization expense related to intangible assets on the consolidated statement of operations. For the three and nine months ended September 30, 2004, amortization expense that was previously included in research and development operating costs has been reclassified to amortization of intangible assets.

In 2005, the Company also reclassified patents and trademarks from other assets to intangible assets. The balance sheet as of December 31, 2004 has been adjusted to be consistent with the 2005 presentation.

Stock-Based Compensation

At September 30, 2005, the Company had issued stock options as a part of its employee compensation plan. The Company accounts for the stock options using the intrinsic method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No compensation expense related to the stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

Back to Contents
	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net income available to common shareholders' as reported	$1,751	$1,150	$4,724	$2,540
Deduct: Total stock-based employee compensation determined under fair-value-based methods for all awards, net of tax	184	267	542	800

Pro forma net income	$1,567	$883	$4,182	$1,740

Basic net income per common share:
As reported	$0.05	$0.04	$0.13	$0.08
Pro forma	0.04	0.03	0.12	0.05

Diluted net income per common share:
As reported	$0.05	$0.03	$0.13	$0.08
Pro forma	0.04	0.03	0.11	0.05

Weighted average shares outstanding (in 000s):
Basic	35,848	32,578	35,235	31,897
Diluted	37,703	35,172	37,088	35,217

In addition to stock options granted during the three and nine months ended September 30, 2005, the Company also issued 90,000 restricted stock awards, of which 3,000 such awards were subsequently cancelled. The Company accounts for the restricted stock awards under the recognition and measurement principles of APB Opinion No. 25. The value of the restricted stock awards was measured at fair value at the date of the grant. Deferred compensation expense of $574 was recorded as a separate component of equity and will be amortized ratably over a four-year vesting period, commencing in January of 2005. Compensation expense of $32 and $104 has been reflected in net income for the three and nine months ended September 30, 2005, respectively.

Note 2 – Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents sales made to customers on credit. An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payment for goods and services. Accounts receivable, net of the allowance for doubtful accounts, as of September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004

Accounts receivable	$8,643	$6,125
Allowance for doubtful accounts	(92)	(160)

Accounts receivable, net	$8,552	$5,965

Note 3 – Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) method.

Inventories, net of valuation allowance of $217 and $198 at September 30, 2005 and December 31, 2004, respectively, are comprised of the following:

Back to Contents

	September 30, 2005	December 31, 2004

Component parts	$1,259	$601
Work-in-process and finished goods	1,258	746

Total	$2,517	$1,346

Note 4 – Goodwill and Other Intangibles

Intangible asset data as of and for the nine months ended September 30, 2005 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Asset Value

Amortized intangible assets –
Capitalized Technology and Purchase Orders	$5,980	$5,055	$925
Patents/Trademarks	116	5	111
Unamortized intangible assets – Goodwill	7,610	973	6,637
Aggregate amortization expense	578

Estimated amortization expense for the years ended:
December 31, 2005	$722
December 31, 2006	355
December 31, 2007	354
December 31, 2008	80
After December 31, 2008	104

At September 30, 2005 ending balances of goodwill and intangible assets, net of accumulated amortization are as follows:

	Capitalized Technology	Capitalized Purchase Orders	Goodwill	Patents & Trademarks	Total

Net ending balance at December 31, 2004	$1,134	$—	$250	$109	$1,493
Additions	—	367	6,387	4	6,759
Amortization expense	264	312	—	2	578

Net ending balance at September 30, 2005	$870	$55	$6,637	$111	$7,674

Additions to Capitalized Purchase Orders and Goodwill were related to the acquisition of A.O.S. Hagenuk B.V. Additions to Patents and Trademarks reflect legal costs associated with filing patents.

Note 5 – Bank Borrowing

The Company maintains an overdraft agreement with Fortis Banque/Bank of Belgium. Under terms of the agreement, the Company can borrow an amount equal to 80% of its Belgium subsidiary’s defined accounts receivable up to a maximum of 3,500 U.S. Dollars or Euros. Borrowings in Euros accrue interest at an annual rate of 5.7% and borrowings in U.S. Dollars accrue interest at an annual rate equal to the average monthly prime rate as published daily by Reuters. The Company is obligated to pay a quarterly commitment fee of 0.125%. As of September 30, 2005, borrowings under the agreement totaled $2,482. The assets, excluding inventory, of the Belgian subsidiary secure the agreement and while it has no specific termination date, it can be terminated with thirty (30) days notice. The agreement is governed by the General Lending Conditions for Corporate Customers, registered in Brussels, Belgium on December 20, 2001.

Back to Contents

Note 6 – Other Accrued Expenses

Other accrued expenses are comprised of the following:

	September 30, 2005	December 31, 2004

Restructuring reserve	$13	$18
Other accrued expenses	2,066	1,327

	$2,079	$1,345

Note 7 – Deferred Warranty

The Company’s standard practice is to provide a warranty on its authenticators for one year after the date of purchase. Customers may purchase extended warranties covering periods from one to four years after the standard warranty period. The Company defers the revenue associated with the extended warranty and recognizes it into income on a straight-line basis over the extended warranty period.

The deferred warranty revenue as of September 30, 2005 will be recognized into income as follows:

Year	Amount

2005	$11
2006	80
2007	102
2008	84
2009	23
2010	4

$304

Deferred warranty of $66 is included in other accrued expense and $238 is included in long term liabilities.

Back to Contents

Note 8 – Stockholders’ Equity

The following table summarizes the Common Stock activity for the nine months ended September 30, 2005:

	Common Stock Issued

	Number of Shares	Value of Shares

Exercise of options	548,634	$1,403
Conversion of Series D preferred stock (208 shares)	1,040,000	$1,504
Exercise of warrants	387,250	$1,344
Stock issued for acquisitions	331,104	$2,278
Restricted stock awards, net	87,000	$555

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

Note 9 – Supplemental Disclosures of Cash Flow Information

	Nine Months Ended Sepember 30,

	2005	2004

Supplemental disclosure of cash flow information:
Interest paid	$37	$9
Income taxes paid	1,963	—

Supplemental disclosure of non-cash investing activities:
Common stock issued for acquisition (262,641 shares)	$2,128	$—
Additional consideration issued for acquisition (68,463 shares of common stock)	150	—

Supplemental disclosure of non-cash financing activities:
Common stock issued to redeem Series D preferred stock shareholders upon conversion of 208 shares of preferred stock in 2005 (1,040,000 shares) and upon conversion of 402 shares of preferred stock in 2004 (2,010,000 shares)	$1,504	$2,908
Common stock issued to Series D preferred stock shareholders as a dividend payment: 5,075 shares in 2005 and 60,058 shares in 2004	27	135

Back to Contents

Note 10 – Business Combination

On February 4, 2005, the Company acquired all of the share capital of A.O.S. Hagenuk B.V. (“AOS”) a private limited liability company organized and existing under the laws of the Netherlands. The base purchase price was EUR 5,000, of which EUR 3,750 was paid in cash and the remainder was paid in the Company’s Common Stock. The Common Stock will be held in escrow for the benefit of the seller for a period of twelve (12) months. Twelve (12) months after the closing date and five days prior to the expiration of the escrow agreement (the “Re-measurement Date”) the value of the Common Stock will be re-measured as of the Remeasurement Date. Six (6) months after closing, the seller shall have the right to pay EUR 1,250 into the escrow account against release of the Common Stock. In addition to the base purchase price, a variable amount related to the gross profits collected on the sales of certain equipment will be paid to the seller over a period of two (2) years following the closing. AOS will be operated as a wholly-owned subsidiary of the Company, accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations”.

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

$7,263

Back to Contents

The following summarized unaudited pro forma financial information for the nine months ended September 30, 2005 and 2004 and assumes the AOS acquisition occurred as of January 1 of each year:

	2005	2004

Net revenues	$37,666	$24,274
Net income available to common shareholders	4,478	1,954
Basic income per common share	$0.13	$0.06
Diluted income per common share	$0.12	$0.06

The pro forma results include the estimated amortization of intangibles acquired and a reduction of revenue related to the estimated fair value of the deferred revenue acquired. The Company does not record amortization expense related to goodwill, but rather reviews the carrying value of the asset for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. The pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had actually been completed on January 1, 2004 or 2005, nor are they necessarily indicative of future consolidated results.

Back to Contents

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except headcount, token volume and unit price data)

The following discussion is based upon the Company's consolidated results of operations for the three and nine months ended September 30, 2005 and 2004 (percentages in the discussion may be rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-Q.

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

Comparison of Results for the Three and Nine Months Ended September 30, 2005 and 2004.

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

Back to Contents

Currency Fluctuations. In the third quarter of 2005 and 2004, approximately 90% and 84%, respectively, of the Company’s revenue was generated outside the United States. For the nine months ended September 30, 2005 and 2004, approximately 92% and 88%, respectively, was generated outside of the United States.

In addition, approximately 78% of the Company’s operating expenses in both the third quarter of 2005 and 2004, respectively, were incurred outside of the United States. For the first nine months ended September 30, 2005 and 2004, approximately 76% and 79%, respectively, of its operating expenses were incurred outside of the United States.

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

The Euro strengthened approximately 1% and 4% against the U.S. Dollar for the quarter and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. The Australian Dollar strengthened approximately 9% and 6% against the U.S. Dollar for the quarter and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. The Company estimates that the strengthening of the two currencies in 2005 compared to 2004 resulted in an increase in revenues of approximately $77 and $513 for the quarter and nine months ended September 30, 2005, respectively, and an increase in operating expenses of approximately $62 and $494 for the quarter and nine months ended September 30, 2005, respectively.

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders’ equity. Revenues and expenses are translated at average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. Foreign exchange transaction gains aggregating $73 in the third quarter of 2005 compare to losses for the third quarter of 2004 of $71. For the nine months ended September 30, 2005, transaction gains of $365 compare to losses of $46 for the first nine months of 2004. The change in transaction gains and losses are primary related to the increase in the net U.S. dollar asset position in our Belgian operating subsidiary and the relative change in exchange rates for the periods being reported. Transaction gains and losses are included in other non-operating income (expense).

The Company initiated a hedging program in its European operations the second quarter of 2005 to minimize the income statement exposure to transaction gains or losses resulting from changes in currency rates. Under the program, the Company’s Belgian subsidiary borrows U.S. dollars in an amount that is generally equal to its net U.S. dollar asset position. The U.S. dollars borrowed are converted to Euros and invested in short-term instruments. The Company plans to monitor the results of this program and, while it expects to continue the program for the near term, the Company may discontinue the program if it is deemed to be no longer necessary, ineffective or too costly.

Back to Contents

Revenue

Revenue by Geographic Regions: We sell the majority of our products in European countries with significant sales in the United States and other countries, primarily Australia, Asia/Pacific and South America. The breakdown of revenue for the three and nine months ended September 30, 2005 and 2004 in each of our major geographic areas was as follows:

	Europe	United States	Other Countries	Total

Three months ended September 30:
Total Revenue:
2005	$7,990	$1,306	$3,975	$13,272
2004	5,290	1,220	889	7,400

Percent of Total:
2005	60%	10%	30%	100%
2004	72%	16%	12%	100%

Nine months ended September 30:
Total Revenue:
2005	$27,797	$2,812	$6,451	$37,060
2004	15,968	2,461	2,166	20,595

Percent of Total:
2005	75%	8%	17%	100%
2004	78%	12%	10%	100%

Total revenue in the third quarter of 2005 increased $5,872 or 79% over the third quarter of 2004. The increase was primarily attributable to an increase in the number of tokens shipped, sales made by AOS-Hagenuk B.V. (“AOS”), which the Company acquired in February 2005, and strengthening of the Euro, as previously noted, partially offset by a decline in average selling price per token.

The Company shipped approximately 1,835,000 tokens in the third quarter of 2005, an increase of approximately 1,175,000 or 178% over the third quarter of 2004. The average selling price per token, including related software, was approximately $7.23 in the third quarter of 2005, a decline of $3.98 or 36% from the average price of approximately $11.21 in 2004. Management believes that the increase in token volume is attributed to the growth in its distribution channel, increased awareness of the need for strong authentication to combat identity theft and the Company’s ability to help customers deploy large volumes of high-quality tokens at an affordable price. The Company provides volume-purchase discounts to customers that place firm purchase orders for large-volume deployments.

AOS contributed $1,156 in revenue during the quarter, including deferred revenue fair value adjustments established at the date of acquisition of $101.

Revenue generated in Europe during the third quarter was $2,700, or 51% higher than 2004. The increase in revenue in Europe was primarily related to the aforementioned increase in volume, revenues from AOS and the strengthening of the Euro. Revenue generated in United States during the third quarter was $86 or 7% higher than 2004 and was primarily attributable to increased volume in 2005. Revenue generated from other countries during the third quarter was $3,086 or 247% higher and primarily reflects increased volumes in 2005.

Total revenue for the nine months ended September 30, 2005 increased $16,465 or 80% over the first nine months of 2004. The increase in revenue was attributable to the same factors noted for the third quarter of 2005. Token volume for the nine-month period increased 178% from approximately 1,765,000 in 2004 to approximately 4,913,000 in 2005. The average selling price per token, including related software, was approximately $7.54 for the first nine months of 2005, a decline of $4.13 or 35% from the average price of approximately $11.67 in 2004. AOS contributed $3,386 in revenue during the first nine months, including deferred revenue fair value adjustments established at the date of acquisition of $336. The strengthening of the Euro and Australian dollar resulted in an increase in revenue for the first nine months of 2005 as compared to 2004 of $513.

Back to Contents

Revenue generated in Europe was $11,829, or 74% higher than 2004, revenue generated in the United States was $351 or 14% higher than 2004 and revenue generated from other countries was $4,285 or 198% higher than 2004. The reasons for the increases in each of the regions for the nine months were the same as described for the third quarter.

For the first nine months of 2005, the top ten customers accounted for approximately 70% of total revenue as compared to 58% of total revenue in 2004.

Revenue by Target Market: Revenues are generated currently from two primary markets, banking/finance (“Banking”) and corporate network access (“CNA”) through the use of both direct and indirect sales channels. The breakdown of revenue between the two primary markets is as follows:

	Banking	CNA	Total

Three months ended September 30:
Total Revenue:
2005	$11,186	$2,085	$13,272
2004	6,106	1,293	7,400

Percent of Total:
2005	84%	16%	100%
2004	83%	17%	100%

Nine months ended September 30:
Total Revenue:
2005	$31,559	$5,501	$37,060
2004	16,387	4,207	20,595

Percent of Total:
2005	85%	15%	100%
2004	80%	20%	100%

Revenue in the third quarter of 2005 from the Banking market increased $5,080 or 83% over the third quarter of 2004 and revenue from the CNA market increased $792 or 61% in the same period. While the increase in total revenues is attributable, in part, to the development of the indirect sales channel, which includes distributors, resellers, and solution partners, the distribution of the revenues between the segments in large part reflects the sales channel’s focus on banking opportunities. The indirect sales channel supplements the Company’s direct sales force in the Banking market and is the primary source of revenues in the CNA market.

Revenue for the first nine months of 2005 from the Banking market increased $15,172 or 93% compared to the first nine months of 2004 and revenue from the CNA market increased $1,294 or 31% in the same period.

Revenue for CNA currently includes revenues generated through our OEM agreements and in the e-commerce market. We expect that the e-commerce market will be an important source of future revenue for the Company as our products will not only provide a higher level of security for purchases made over the Internet, they can also help protect our customers’ revenue stream by making it more difficult for subscribers to our customers’ Internet services to share passwords.

Back to Contents

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenues for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30		Nine Months Ended September 30,

	2005	2004	2005	2004

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	38.7	30.3	36.9	28.7

Gross profit	61.3	69.7	63.1	71.3
Operating costs:
Sales and marketing	25.5	26.7	27.7	30.2
Research and development	6.8	8.0	7.1	8.8
General and administrative	8.5	11.6	8.6	11.6
Restructuring recoveries	—	(0.4)	—	(0.2)
Amortization of intangible assets	1.4	1.1	1.5	1.2

Total operating costs	42.2	47.0	44.9	51.6

Operating income	19.1	22.7	18.2	19.7
Interest income (expense), net	(0.1)	0.5	0.1	0.4
Other income (expense), net	1.3	(0.6)	1.4	—

Income before income taxes	20.3	22.6	19.7	20.1
Provision for income taxes	7.1	6.4	6.9	6.8

Net income	13.2	16.2	12.8	13.3

Gross Profit

Consolidated gross profit for the quarter ended September 30, 2005 was $8,134, an increase of $2,974, or 58%, from $5,156 for the quarter ended September 30, 2004. Gross profit as a percentage of revenue was 61% in the third quarter of 2005, as compared to 70% in the third quarter of 2004. The decrease in the gross profit as a percentage of revenue was primarily related to the decline in the average selling price per token, partially offset by the lower cost of product produced, and the stronger Euro. The decline in the average selling price per token reflects the impact of volume-purchase discounts granted to customers making large-volume purchases.

Consolidated gross profit for the nine months ended September 30, 2005 was $23,403, an increase of $8,726, or 59%, from $14,677 reported the comparable period in 2004. Gross profit as a percentage of revenue was 63% for the first nine months of 2005, as compared to 71% for the comparable period in 2004. The decrease in the gross profit as a percentage of revenue was due to the same factors noted for the quarter ended September 30, 2005.

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

The average cost per unit sold declined approximately 17% in the third quarter of 2005 and 16% for the first nine months of 2005 compared to the same periods in 2004. The decline in cost is primarily attributable to a change in the mix of units sold and a reduction in the per-unit cost of most models.

As previously noted, the Company’s purchases of inventory are denominated in U.S. dollars. Also, as previously noted, the Company denominates a portion of its sales in Euros in order to offset the effects of currency on operating expenses. As the Euro and Australian Dollar strengthened, when compared to the same periods in the prior year, revenues from sales made in Euros and Australian Dollars increased, as measured in U.S. Dollars, without the corresponding increase in cost of goods sold. The benefit from changes in currency rates as noted above was approximately $77 and $513 for the three and nine months ended September 30, 2005, respectively. The benefit represents an improvement in the gross profit rate of approximately 0.3 percentage points for the three months ended September 30, 2005 and 0.6 percentage points for the nine months ended September 30, 2005.

Back to Contents

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

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended September 30, 2005 were $3,387, an increase of $1,412, or 71%, from the third quarter of 2004. This increase was primarily due to an increased investment in sales and marketing activities, which were first initiated in the second half of 2004, sales and marketing expenses incurred at AOS of approximately $203 and the increased strength of the Euro and Australian Dollar to the U.S. Dollar. The increased investment in sales and marketing is primarily related to increased direct headcount, the cost of agents in countries where the Company does not have a direct sales presence and an increase in marketing programs and related travel. The average full-time sales and marketing employee headcount was 71 in the third quarter of 2005 compared to 50 in the third quarter of 2004.

Consolidated sales and marketing expenses for the nine months ended September 30, 2005 were $10,259, an increase of $4,041, or 65%, from the same period of 2004. The increase in expense was related to the same factors noted for the third quarter above. Sales and marketing expenses incurred at AOS were approximately $664 for the nine months ended September 30, 2005.

Research and Development Expenses

Consolidated research and development costs for the quarter ended September 30, 2005 were $902, an increase of $307, or 52%, from the third quarter of 2004. This increase was primarily due to expenses incurred at AOS of approximately $221 and the increased strength of the Euro and Australian Dollar to the U.S. Dollar. Average full-time research and development employee headcount in 2005 was 27 compared to 18 in 2004.

Consolidated research and development costs for the nine months ended September 30, 2005 were $2,615, an increase of $812, or 45%, from the same period of 2004. This increase was related to the same factors noted for the third quarter above. Research and development expenses incurred at AOS were approximately $590 for the nine months ended September 30, 2005.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended September 30, 2005 were $1,128, an increase of $273, or 32%, from the third quarter of 2004. This increase was primarily due to expenses incurred at AOS of approximately $72, an increase in professional fees of $156, and the increased strength of the Euro and Australian Dollar to the U.S. Dollar. Average full-time general and administrative employee headcount in 2005 was 15 compared to 11 in 2004.

Consolidated general and administrative expenses for the nine months ended September 30, 2005 were $3,205, an increase of $821, or 34%, from the same period of 2004. This increase was due to the same factors as noted for the third quarter. General and administrative expenses incurred at AOS were approximately $174 and professional fees increased $352 for the nine months ended September 30, 2005.

Back to Contents

Amortization of Intangible Assets

Amortization of intangible assets for the third quarter and first nine months of 2005 increased $97 and $333, respectively, over the comparable periods of 2004. The increase was primarily due to the amortization of intangible assets resulting from the acquisition of AOS.

Interest Income (Expense), net

Consolidated net interest expense for the quarter ended September 30, 2005 was $10 and compares to net interest income of $34 for the quarter ended September 30, 2004. The decrease in interest income is attributable to reduced interest income on the installment note due from Secured Services, Inc. and the implementation of a program to hedge the Company’s exposure to foreign exchange gains and losses, as noted above. The decline in interest income was partially offset by income on higher average invested cash balances.

Consolidated net interest income for the nine months ended September 30, 2005 was $32 and compares to net interest income of $88 for the quarter ended September 30, 2004. The reduction in net interest income is due to the same factors as noted for the quarter ended September 30, 2005.

Other Income (Expense), Net

Other income primarily includes subsidies from foreign governments for investment in other countries and exchange gains (losses) on transactions that are denominated in currencies other than the subsidiaries’ functional currency. Other income for the third quarter of 2005 was $166 and compares to a loss of $45 for the third quarter of 2004. Other income for the first nine months of 2005 was $512 compared to no income or expense in the first nine months of 2004. As noted previously, exchange gains increased $144 and $411 in the third quarter and first nine months of 2005, respectively, compared to comparable periods in 2004.

Income Taxes

Income tax expense for the third quarter of 2005 was $943, an increase of $474 from the third quarter of 2004. The increase in tax expense is attributable to higher pre-tax income and an increase in the effective tax rate. The effective tax rate was 35% for the third quarter of 2005 and 28% for the third quarter of 2004.

Income tax expense for the first nine months of 2005 was $2,552, an increase of $1,142 from the same period in 2004. The increase in tax expense reflects the tax on increased earnings and an increase in the expected effective tax rate. The effective tax rate for the first nine months of 2005 was 35% compared to 34% the first nine months of 2004. The effective tax rate for both periods reflects the Company’s estimate of its full-year tax rate at the end of each respective period. The rate reported in 2005 is higher than the rate reported in 2004 as the Company’s estimate of the full-year tax rate in each period reflected a different mix of earnings in countries in which the Company has tax loss carry forwards.

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

Liquidity and Capital Resources

The Company’s cash balance, including restricted cash of $72, was $11,754 at September 30, 2005, which is an increase of approximately $1,805 or 18% from $9,949 at June 30, 2005 and an increase of $3,534 or 43% from $8,220 at December 31, 2004. The increase in cash was primarily related to positive earnings before interest, taxes, depreciation and amortization (EBITDA) and increased borrowing under the Company’s line of credit as part of the hedging program partially offset by an increase in days sales outstanding in accounts receivable.

Back to Contents

Days sales outstanding in net accounts receivable increased from 54 days at June 30, 2005 to 59 days at September 30, 2005. Days sales outstanding in receivables increased in the third quarter as a higher percentage of the revenue in the quarter was realized in the final month of the quarter.

EBITDA from continuing operations for the three and nine months ended September 30, 2005 and 2004, were $2,970 and $8,080, respectively, and reflect an increase of $1,164 or 64% and $3,518 or 77% over the same periods of the prior year. A reconciliation of EBITDA to net income for the three and nine-month periods ended September 30, 2005 and 2004 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(unaudited)		(unaudited)
EBITDA	$2,970	$1,806	$8,080	$4,562

Interest (income) expense, net	10	(34)	(32)	(88)
Provision for income taxes	943	469	2,552	1,410
Depreciaton and amortization	266	170	822	503

Net income	$1,751	$1,201	$4,738	$2,737

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

At September 30, 2005, the Company had an overdraft agreement in place with Fortis Bank, secured by the Company’s trade accounts receivable, wherein the Company could borrow up to 3,500 Euros or U.S. Dollars. The Company borrows against this line of credit as part of its hedging program as noted previously. Based on receivable balances as of September 30, 2005 and the amount of borrowings outstanding under the line to support its hedging program, $1,018 of the overdraft agreement was available to the Company for borrowing at September 30, 2005.

As of September 30, 2005, the Company had working capital of $12,851, an increase of $2,526, or 24%, compared with $10,325 at June 30, 2005 and an increase of $2,796 or 28% from $10,055 at December 31, 2004.

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, (“SFAS 123R”). This statement is a revision of SFAS 123 and supersedes APB Opinion No. 12, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employee, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The SEC issued guidance on April 14, 2005 announcing that public companies will now be required to adopt SFAS 123R by their first fiscal year beginning after September 15, 2005. Accordingly, the Company will be required to adopt SFAS 123R in its first quarter of fiscal year 2006. The Company is currently evaluating the provisions of this statement to determine the impact on its consolidated financial statements. It is, however, expected to have a negative effect on consolidated net income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the nine-month period ended September 30, 2005. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 4.	Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures (as defined pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

PART II. OTHER INFORMATION

Item 5.	Exhibits.

Exhibit 31.1	Statement Under Oath of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2005.

Exhibit 31.2	Statement Under Oath of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2005.

Exhibit 32.1	Statement Under Oath of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2005.

Exhibit 32.2	Statement Under Oath of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2005.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2005.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt

T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown

Clifford K. Bown
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)