Form 10-K
period 2005-12-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2006-03-15
CIK 1044777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

                     COMMON STOCK, PAR VALUE $.001 PER SHARE

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined by Rule 405 of the Securities Act. Yes       No   X
                                                  -----    -----

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the act. Yes       No   X
                                                -----    -----

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

     As of June 30, 2005, the aggregate market value of voting and non-voting common equity (based upon the last sale price of the Common Stock as reported on Nasdaq on June 30, 2005) held by non-affiliates of the registrant was $250,640,000 at $9.70 per share.

     As of March 8, 2006, there were 36,214,092 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
Item 1.    Business                                                            3
Item 1A.   Risk Factors                                                       13
Item 1B.   Unresolved Staff Comments                                          19
Item 2.    Properties                                                         19
Item 3.    Legal Proceedings                                                  20
Item 4.    Submission of Matters to a Vote of Security Holders                20

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder
              Matters and  Issuer Purchases of Equity Securities              20
Item 6.    Selected Financial Data                                            22
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          23
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         36
Item 8.    Financial Statements and Supplementary Data                        36
Item 9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosures                                       36
Item 9A.   Controls and Procedures                                            36
Item 9B.   Other Information                                                  38

PART III
Item 10.   Directors and Executive Officers of the Registrant                 39
Item 11.   Executive Compensation                                             40
Item 12.   Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                 43
Item 13.   Certain Relationships and Related Transactions                     45
Item 14.   Principal Accountants Fees and Services                            46

PART IV
Item 15.   Exhibits and Financial Statement Schedules                         46

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE                               F-1

     This report contains the following trademarks of the Company, some of which are registered: VASCO, VACMAN, Digipass, and Digipass Pack.

                                     PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the prospects, developments and business strategies for the Company (as defined) and its operations, including the development and marketing of certain new products and the anticipated future growth in certain markets in which we currently market and sell our products or anticipate selling and marketing our products in the future. These forward-looking statements (i) are identified by their use of such terms and phrases as "expected," "expects," "believe," "believes," "will," "anticipated," "emerging," "intends," "plans," "could," "may," "estimates," "should," "objective" and "goals" and (ii) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. We caution that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including (a) risks of general market conditions, including demand for our products and services, competition and price levels and our historical dependence on relatively few products, certain suppliers and certain key customers, and (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, changing government regulations and potential competition from more established firms and others. Therefore, results actually achieved may differ materially from expected results included in, or implied by, these statements.

ITEM 1 - BUSINESS

     VASCO Data Security International, Inc. was incorporated in the state of Delaware in 1997 and is the successor to VASCO Corp., a Delaware corporation. Our principal executive offices are located at 1901 South Meyers Road, Suite 210, Oakbrook Terrace, Illinois 60181 and the telephone number at that address is (630) 932-8844. Our principal offices in Europe are located at Koningin Astridlaan 164, B-1780 Wemmel (Belgium) and the telephone number at that address is 32(0)2/456.98.10. Unless otherwise noted, references in this Annual Report on Form 10-K to "VASCO," "Company," "company, " "we," "our," and "us" refer to VASCO Data Security International, Inc. and its subsidiaries.

     Additional information on the Company, its products and its results may be found on the Company's web site at www.vasco.com.

GENERAL

     We, through our operating subsidiaries, design, develop, market and support open standards-based hardware and software security systems that manage and secure access to information assets. We design, develop, market and support patented "Strong User Authentication" products for e-business and e-commerce. Our products enable secure financial transactions to be made over private enterprise networks and public networks, such as the Internet. Our Strong User Authentication is delivered via our hardware and software Digipass security products, Our Digipass devices, most of which incorporate an electronic signature capability, guarantee the integrity of electronic transactions and data transmissions. Some of our Digipass units are compliant with the Europay MasterCard Visa ("EMV") standard and are compatible with MasterCard's and VISA's new smart cards.

     The backbone of our product range is VACMAN Controller. VACMAN Controller is being extended to support all authentication technologies, including passwords, dynamic password technology (Digipass), certificates and biometrics, on one unique platform. Our strategy is to become the full option, all-terrain authentication company.

     For user access control, our VACMAN Middleware products limit application access to designated Digipass users. Digipass and VACMAN combine to provide greater flexibility and a more affordable means than competing products of authenticating to any network, including the Internet.

----------

     Our target markets are the applications and their several hundred million users that utilize fixed passwords as security. Our time-based system generates a "one-time" password that changes with every use. As a result, when compared to fixed passwords, it substantially reduces the risk of unauthorized access to the application.

     As of December 31, 2005, we had shipped approximately 20 million Digipass units since our inception. Our security solutions are sold worldwide through our direct sales force, as well as through distributors, resellers and systems integrators. We currently have more than 2,300 customers in more than 100 countries. Representative customers of our products include HSBC, Rabobank Nederland, ING Bank, Fortis Bank, Wachovia, Daimler Chrysler, Volvo and CoStar Group. In 2004, we sold to 543 new accounts of which 70 were banks and 473 were corporate network access customers. For full year 2005, we sold 821 new accounts including 89 new banks and 732 new Corporate Network Access accounts.

OUR BACKGROUND

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

     On March 11, 1998, we completed a registered exchange offer with the holders of the outstanding securities of VASCO Corp. Since the exchange offer, we have engaged in five acquisitions and one disposition. In May 1999, we acquired the assets of SecureWare SA, a French company, for a combination of our stock and cash totaling approximately $1.4 million. In October 1999, we acquired Intellisoft Corp. for stock and cash totaling approximately $8 million with the cash being distributed to dissenting shareholders. In August 2000, we acquired Invincible Data Systems (IDS) for a total of 322,565 shares of common stock.

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

     In July 2003, we sold our interest in the VACMAN Enterprise business unit, which assets were acquired in the Intellisoft transaction, to SecureD Services, Inc. ("SSI"). Under the terms of the agreement, we received a senior secured promissory note with a face value of approximately $1.1 million, valued at $1.0 million, and Convertible Preferred Stock from SSI, valued at $0.6 million, in exchange for the VACMAN Enterprise assets. The promissory note bears a 6% interest rate and is payable in 36 equal and consecutive monthly payments. The Preferred Stock includes a 6% cumulative stock dividend, payable quarterly, and can be converted into SSI's common stock at defined intervals beginning July 1, 2005. In accordance with Statement of Financial Accounting Standard (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the assets and liabilities of this business unit have been disaggregated from our operational assets and liabilities and have been reported as results of discontinued operations. Prior periods have been restated to conform to this presentation.

     On February 4, 2005, pursuant to a share sale and purchase agreement by and among us, A.O.S. Holding B.V., Filipan Beheer B.V., Mr. Mladen Filipan and Pijnenburg Beheer N.V., we completed our acquisition of 100% of the total issued share capital of A.O.S. Hagenuk B.V., a private limited liability company organized and existing under the laws of the Netherlands. The base purchase price was EUR 5 million of which EUR 3.75 million was paid in cash and the remainder was paid in shares of our Common Stock.

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

     Fueled by well-publicized incidents, including misappropriation of credit card information and denial of service attacks, there is a growing perception among many consumers that there is a risk involved in transmitting information via the Internet. These incidents and this perception may hamper the development of consumer-based electronic commerce. Accordingly, we believe that electronic commerce will benefit from the implementation of improved security measures that accurately identify users and reliably encrypt data transmissions over the Internet. Many banks in European countries began to issue smart cards (credit cards with a micro-chip) that are compliant with the EMV standard in 2005.

     Worldwide, more governments are issuing guidance for online banking security. For example, the Hong Kong Monetary Authority (HKMA), the Hong Kong Association of Banks (HKAB) and the Hong Kong Police Force (HKPF) jointly issued the following statement regarding the use of two-factor authentication for Internet banking:

     "In view of the increasing acceptance of Internet banking services and the growing sophistication of Internet banking frauds, the banking industry in Hong Kong reached a general consensus in June 2004 to implement two-factor authentication for high-risk retail Internet banking transactions. Banks offering high-risk retail Internet banking transactions will have two-factor authentication ready for their customers by June 2005. Customers will need to adopt two-factor authentication if they wish to conduct those transactions."

     In October 2005, in the U. S., the Federal Financial Institutions Examination Council (FFIEC) issued guidance for Strong Authentication/Two Factor Authentication in the Internet banking environment. Financial institutions are expected to achieve compliance by year-end 2006.

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

     The most effective security policies employ most, if not all, of the above components. Many companies, however, only implement a patchwork of these components, which could result in their security systems being compromised.

OUR SOLUTION

     We have found that, to date, most approaches to network security, including Internet security, have been limited in scope and have failed to address all of the critical aspects of data security. We believe that an effective enterprise-wide solution must address and assimilate issues relating to the following:

     -    Speed and ease of implementation, use and administration;

     -    Reliability;

     - Interoperability with diverse enterprise environments, existing customer applications and the security infrastructure;

     -    Scalability; and

     -    Overall cost of ownership.

     Accordingly, we have adopted the following approach to data security:

     - In designing our products, we have sought to incorporate industry-accepted, open and non-proprietary protocols . This permits interoperability between our products and the multiple platforms, products and applications widely in use.

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

     - We design our products and services to have a lower total cost of security ownership than competing products and services. We have found that product improvements and tools that lower a customer's total cost of ownership create differentiating sales and marketing tools and also help in the development of a highly loyal customer base that is open to new solutions that we offer.

     As a result of this approach, we believe that we are positioned to be the leading provider of strong software and hardware authentication security solutions for all types of on-line, risk-based transactions.

OUR STRATEGY

     We believe we have one of the most complete lines of security products and services for Strong User Authentication available in the market today and we also believe that we are the a leading worldwide provider of these products and services. A key element of our growth strategy is to demonstrate to an increasing number of distributors, resellers and systems integrators that, by incorporating our security products into their own products, they can more effectively differentiate themselves in their marketplaces and increase the value of their products. In addition, we will demonstrate to our corporate users that our products provide mission critical security to their internal and external security infrastructures. Following this active marketing and promotion effort, we will work with these resellers and integrators to support their sales of solutions that include our products. Also, we plan to expand our direct sales marketing program to new and existing blue chip customers. Further, we intend to:

     Increase Sales and Marketing Efforts Worldwide. We intend to increase sales of our security products and services in our established European markets and to actively increase our sales and support presence and marketing efforts in North America, South America, Asia/Pacific, Australia and the Middle East. We plan to:

     - Make VASCO the full option, all-terrain authentication company by offering our customers a solution with VACMAN Controller as the core and the backbone, encompassing all four authentication technologies (passwords, dynamic password technologies, certificates and biometrics);

     - Market new services and products to our existing customers by providing testimonial evidence of user experiences from other customers;

     - Maintain a marketing campaign in Europe, the Middle East, North America and Asia to raise awareness of our solutions among the distributors and resellers of popular third party software products and to establish relationships with them whereby they become resellers of our products and solutions;

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

OUR PRODUCTS

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

     -    What the user knows (the PIN code to activate the Digipass); and

     -    Who the user is (biometrics).

     The Digipass family is currently based on the first two factors. Using the Digipass system, in order to enter a remote system or to digitally sign data, the user needs the:

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

     Digipass technology combines the benefits of traditional password tokens (authentication and digital signatures) with smart card readers. Together, they bring portability to smart cards and allow secure time-based algorithms.

     A VASCO-secured system has the features needed to secure both today's and tomorrow's IT resources.

DIGIPASS AT WORK

                                    (IMAGE 1)
                                    (IMAGE 2)
                                    (IMAGE 3)
                                    (IMAGE 4)
                                    (IMAGE 5)

     The above illustration shows the various steps in the Digipass authentication process. In the first step, the devices are initialized with their unique set of secrets and keys per device. These secrets are stored in an encrypted way on a compact disk or diskette that is sent to the application owner (for example, the information technology manager in an organization or the security department of a bank). These compact disks or diskettes are one way of safely transporting the Digipass secrets to the host computer.

     The files on CD, Memory Stick or diskettes will be used to read all the necessary secrets and other data from the delivered Digipasses into a database. Then the application owner will assign the Digipass units to the end-users. This assignment is based on the serial number of the Digipass and the identity of the end-user. The Digipass is then shipped to the end-user along with a user manual. The protected PIN-code is sent to the end user in a separate shipment on a secure PIN-mailer.

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

     Currently, the Digipass is used in a wide variety of applications, the largest of which is banking. Banking applications include:

     - Corporate banking through direct dial-up, as well as over the Internet, and

     - Retail banking to secure transactions made through the use of a dial-up connection with a personal computer, the traditional phone system, the Internet, wireless phones and other communication devices such as personal digital assistants.

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

Digipass Pack

     Digipass Pack is a bundling of VASCO Digipass Go 1 or Go 3 tokens and VACMAN Middleware, offering strong identity authentication to Small and Medium Sized Enterprises ("SME"s). Although the packs contain standard Digipass Go 1/Go 3 tokens; combinations with other Digipass models are possible. Digipass Pack is compliant with server security products of VASCO Solution Partners, like CITRIX, Netscreen, Check Point, and CISCO and is marketed via VASCO's regional channel partners (Distributors).

                                    (IMAGE 6)

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

VACMAN Controller

VACMAN Controller is the backbone of VASCO's product strategy towards the banking and e-commerce markets.

VACMAN Controller is natively embedded in or compatible with the solutions of over 100 VASCO solution partners.

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

     VACMAN Controller allows the user the freedom to provide secure remote access to virtually any type of application. VACMAN Controller is a library requiring only a few days to implement in most systems and supports all Digipass functionality. Once linked to an application, VACMAN Controller automatically handles login requests from any users authorized to have a Digipass.

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS AND LICENSES

     We rely on a combination of patent, copyright, trademark and trade secret laws, as well as employee and third-party non-disclosure agreements to protect our proprietary rights. In particular, we hold several patents in the U. S. and in certain European countries, which cover multiple aspects of our technology. The majority of our patents cover our Digipass family. These patents expire between 2006 and 2022, with one patent expiring in 2006. In addition to the issued patents, we also have several patents pending in the U. S. and other countries. We believe these patents to be valuable property rights and we rely on the strength of our patents and on trade secret law to protect our intellectual property rights. To the extent that we believe our patents are being infringed upon, we intend to assert vigorously our patent protection rights, including but not limited to, pursuing all available legal remedies.

RESEARCH AND DEVELOPMENT

     Our research and development efforts historically have been, and will continue to be, concentrated on product enhancement, new technology development and related new product introductions. We employ a team of full-time engineers and, from time to time, also engage independent engineering firms to conduct non-strategic research and development efforts on our behalf.

PRODUCTION

     Our security hardware products are manufactured by third parties pursuant to purchase orders that we issue. Our hardware products are made primarily from commercially available electronic components that are purchased globally. Our software products are produced either in-house or by several outside sources primarily in Australia and Europe.

     The security tokens utilize commercially available programmable microprocessors, or chips. We use a limited number of microprocessors, made by Samsung, for the various hardware products we produce. The Samsung microprocessors are purchased from Samsung Semiconductor in France. The microprocessors are the only components of our security tokens that are not commodity items readily available on the open market.

     Orders of microprocessors generally require a lead-time of 12-16 weeks. We attempt to maintain a sufficient inventory of all parts to handle short-term increases in orders. Large orders that would significantly deplete our inventory are typically required to be placed with more than 12 weeks of lead-time, allowing us to attempt to make appropriate arrangements with our suppliers.

     We purchase the microprocessors and arrange for shipment to third parties for assembly and testing in accordance with our design specifications. Our security token products are assembled by one of three independent companies with headquarters in Hong Kong and production facilities in China. Purchases from these companies are made on a volume purchase order basis. These companies commit to very high production standards, and as a result, they also have major production contracts with companies such as Sony and Samsung. Equipment designed to test product at the point of assembly is supplied by us and periodic visits are made by our personnel for purposes of quality assurance, assembly process review and supplier relations.

COMPETITION

     The market for computer and network security solutions is very competitive and, like most technology-driven markets, is subject to rapid change and constantly evolving products and services. Our main competitor is RSA Security. Additional competitors are ActivIdentity, Xiring, Todos Data Systems and Kobil Systems. There are many other companies such as Secure Computing, SafeNet, Entrust, and Aladdin Knowledge Systems that offer authentication hardware, software and services that range from simple locking mechanisms to sophisticated encryption technologies. We believe that competition in this market is likely to intensify as a result of increasing demand for security products.

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

     Some of our present and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do, and as a result, may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of products, or to deliver competitive products at a lower end-user price. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. It is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Accordingly, VASCO has, and will continue to forge its own partnerships to offer a broader range of products and capabilities to the market.

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

SALES AND MARKETING

     Our security solutions are sold through our direct sales force, as well as through distributors, resellers and systems integrators. A sales staff of 31 coordinates our sales activity through both our sales channels and our strategic partners' sales channels and makes direct sales calls either alone or with sales personnel of vendors of computer systems. Our sales staff also provides product education seminars to sales and technical personnel of vendors and distributors with whom we have working relationships and to potential end-users of our products.

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

CUSTOMERS AND MARKETS

     Customers for our products include some of the world's most recognized names:

BANKING/FINANCIAL SERVICES            OTHER
--------------------------   -----------------------
    Rabobank Nederland               Ementor
       ABN Amro Bank             DaimlerChrysler
         SNS Bank                US Coast Guard
         ING Bank            University of Groningen
        Fortis Bank            European Commission
  Mandiri Bank, Indonesia         CoStar Group
        SEB Sweden                    Volvo
  Den Norske Bank Norway
        BNL, Italy
           HSBC
      Sovereign Bank
       Wachovia, USA
     Zagrebacka Banka

     For the years 2005, 2004 and 2003, our top 10 customers contributed 64%, 60% and 71%, respectively, of total worldwide revenues. Sales to Rabobank Nederland and HSBC each exceeded 10% of our revenue in 2005. Rabobank Nederland, Ementor and Fortis Bank each exceeded 10% of our revenue in 2004. Rabobank Nederland and Fortis Bank each exceeded 10% of our revenue in 2003.

     A significant portion of our sales is denominated in foreign currencies and changes in exchange rates could impact results of operations. To minimize exposure to risks associated with fluctuations in currency exchange rates, we attempt to denominate an amount of billings in a currency such that it would provide a hedge against operating expenses being incurred in that currency. For additional information regarding how currency fluctuations can affect our business, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk".

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

EMPLOYEES

     As of December 31, 2005, we had 128 full time employees. Of these, 19 were located in North America, 85 were located in Europe, 17 were located in Australia and 7 located in Asia/Pacific. Of the total, 50 were involved in sales, marketing and customer support, 30 in operations, 31 in research and development and 17 in administration.

ITEM 1A - RISK FACTORS

     You should carefully consider the risk factors described below and all other information contained or incorporated by reference in this Annual Report on Form 10-K before you make an investment decision. If any of the following risk factors, as well as other risks or uncertainties that are not currently known to us or that we currently believe are not material, actually occur, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our Common Stock could decline and you may lose part or all of your investment.

     WE HAD A HISTORY OF OPERATING LOSSES AND HAVE A LARGE ACCUMULATED DEFICIT.

     Although we have reported net income of $7,701, $3,253 and $2,756 for the years ended December 31, 2005, 2004 and 2003, respectively, we have incurred significant net losses in prior years and as of December 31, 2005, our accumulated deficit is $32,985.

     OUR REVENUE AND CASH RECEIPTS MAY NOT BE SUFFICIENT TO MEET THE OPERATING NEEDS OF OUR BUSINESS.

     Our revenue and cash receipts may not be sufficient to meet the operating needs of the business. If this is the case, we may need to significantly reduce our workforce, sell certain of our assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenues and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions.

     WE FACE SIGNIFICANT COMPETITION AND IF WE LOSE OR FAIL TO GAIN MARKET SHARE OUR FINANCIAL RESULTS WILL SUFFER.

     The market for computer and network security products is highly competitive. Our competitors include organizations that provide computer and network security products based upon approaches similar to and different from those that we employ such as RSA Security, ActivIdentity, Xiring, Todos Data Systems and Kobil Systems Many of our competitors have significantly greater financial, marketing, technical and other competitive resources than we do. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products.

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

     WE MUST CONTINUE TO ATTRACT AND RETAIN HIGHLY SKILLED TECHNICAL PERSONNEL FOR OUR RESEARCH AND DEVELOPMENT DEPARTMENT.

     The market for highly skilled technicians in Europe, Asia, Australia and the U. S. is highly competitive. If we fail to attract, train, assimilate and retain qualified technical personnel for our research and development department, we will experience delays in introductions of new or modified products, loss of clients and market share and a reduction in revenues.

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

          -    Political instability; and

          -    Social unrest.

     WE ARE SUBJECT TO FOREIGN EXCHANGE RISKS, AND IMPROPER MANAGEMENT OF THAT RISK COULD RESULT IN LARGE CASH LOSSES.

     Because a significant number of our principal customers are located outside the U. S., we expect that international sales will continue to generate a significant portion of our total revenue. We are subject to foreign exchange risks because the majority of our costs are denominated in U.S. dollars, whereas a significant portion of the sales and expenses of our European operating subsidiaries are denominated in various foreign currencies. A decrease in the value of any of these foreign currencies relative to the U.S. dollar could affect the profitability in U.S. dollars of our products sold in these markets. We do not currently hold forward exchange contracts to exchange foreign currencies for U.S. dollars to offset currency rate fluctuations.

     WE HAVE A GREAT DEPENDENCE ON A LIMITED NUMBER OF SUPPLIERS AND THE LOSS OF THEIR MANUFACTURING CAPABILITY COULD MATERIALLY IMPACT OUR OPERATIONS.

     In the event that the supply of components or finished products is interrupted or relations with either of our principal vendors is terminated, there could be a considerable delay in finding suitable replacement sources to manufacture our products at the same cost or at all. The majority of our products are manufactured by four independent vendors, one headquartered in Europe and the other three in Hong Kong. Our security tokens are assembled at facilities in mainland China. The importation of these products from China exposes us to the possibility of product supply disruption and increased costs in the event of changes in the policies of the Chinese government, political unrest or unstable economic conditions in China or developments in the U. S. that are adverse to trade, including enactment of protectionist legislation.

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

     OUR PATENTS MAY NOT PROVIDE US WITH COMPETITIVE ADVANTAGES.

     We hold several patents in the U. S. and in some European countries, which cover multiple aspects of our technology. The majority of our patents cover the Digipass product line. These patents expire between 2006 and 2022, with one patent expiring in 2006. In addition to the issued patents, we also have several patents pending in the U. S. and other countries. There can be no assurance that we will continue to develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties, or that patents of others will not hinder our competitive advantage. Although certain of our security token technologies are patented, there are other organizations that offer token-type password generators incorporating challenge-response or response-only approaches that employ different technological solutions and compete with us for market share.

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

     A SMALL GROUP OF PERSONS CONTROL A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK AND COULD DELAY OR PREVENT A CHANGE OF CONTROL.

     Our Board of Directors, our officers and their immediate families and related entities beneficially own approximately 31%, with Mr. T. Kendall Hunt controlling approximately 29%, of the outstanding shares of our common stock. As the Chairman of the Board of Directors and our largest stockholder, Mr. Hunt may exercise substantial control over our future direction and operation and such concentration of control may have the effect of discouraging, delaying or preventing a change in control and may also have an adverse effect on the market price of our common stock.

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

     U.S. INVESTORS MAY HAVE DIFFICULTIES IN MAKING CLAIMS FOR ANY BREACH OF THEIR RIGHTS AS HOLDERS OF SHARES BECAUSE SOME OF OUR ASSETS AND EXECUTIVES ARE NOT LOCATED IN THE U.S..

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

     None.

ITEM 2 - PROPERTIES

     Our corporate office is located in the U. S. in an office complex in Oakbrook Terrace, Illinois, a suburb of Chicago. This facility is leased through May 31, 2010, and consists of approximately 5,100 square feet.

     Our sales office in the U. S. in located in Westborough, Massachusetts, a suburb of Boston. This facility is leased through February 28, 2009, and consists of approximately 3,900 square feet.

     Our European administrative, sales and marketing, research and development and support facilities are located in a suburb of Brussels, Belgium. These facilities consist of approximately 29,600 square feet of office space that are occupied under a lease expiring on September 30, 2011. Our Netherlands sales and R&D facility, approximately 6,100 square feet, is occupied under a lease expiring on December 31, 2010.

     We have two offices located in Australia. One office is located in a suburb of Brisbane, consisting of approximately 3,600 square feet under a lease expiring on January 3, 2010. The second office, which is a sales office, is located in Sydney, consisting of approximately 700 square feet under a lease expiring on October 3, 2007.

     We have two sales offices in the Asia/Pacific region. One sales office is located in an office complex in Singapore, consisting of approximately 3,300 square feet under a lease expiring on October 14, 2007. The second sales office is located in Shanghai, China consisting of approximately 1,200 square feet under a lease expiring on November 30, 2006.

     We believe that these facilities are adequate for our present growth plans.

ITEM 3 - LEGAL PROCEEDINGS

     We are from time to time involved in litigation incidental to the conduct of our business. We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 2005, through solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

     On March 20, 1998, the Company's Common Stock was approved for trading on the NASD Electronic Bulletin Board system under the symbol "VDSI." On April 7, 2000, the Common Stock was listed on the Nasdaq National Market in the U. S. under the trading symbol "VDSI." In February 2003, the Common Stock was moved from the Nasdaq National Market to the Nasdaq SmallCap Market and continued trading under the symbol "VDSI."

     On July 15, 2003, the Company issued 2 million shares of its Common Stock to Ubizen N.V. as part of the consideration given in exchange for all of the Company's Series C Convertible Preferred Stock and Purchase Warrants owned by Ubizen.

     On September 11, 2003, the Company sold 800 shares, with a stated value of $10,000 per share, of its Series D 5% Cumulative Convertible Voting Preferred Stock and 600,000 warrants to purchase Common Stock to various accredited investors. The Series D Preferred was convertible into 4,000,000 shares of Common Stock. The warrants have an exercise price of $3.47 per share. The proceeds from the sale, $8,000,000 gross and approximately $7,260,000 net, were used for general corporate purposes. The Series D Stock was convertible into Common Stock at any time and the warrants can be exercised at any time from the date of issue until September 10, 2008, at which time the warrants expire. As of February 28, 2005, all of the Series D Preferred stock had been converted to Common Stock. There were 136,250 warrants outstanding at February 28, 2006.

     The following table sets forth the high and low closing bid quotations for the Common Stock for the periods indicated.

                                             HIGH     LOW
                                            ------   -----
2006
First Quarter (through February 28, 2006)   $11.44   $9.20

2005
Fourth Quarter                              $12.48   $7.72
Third Quarter                                12.05    8.59
Second Quarter                               11.45    6.00
First Quarter                                 9.14    5.50

2004
Fourth Quarter                              $ 6.92   $2.17
Third Quarter                                 2.55    1.81
Second Quarter                                3.38    1.92
First Quarter                                 2.99    1.83

Holders and Dividends

     On February 28, 2006, the closing sale price for the Common Stock on the Nasdaq was $9.99 per share. Such market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent an actual transaction. On February 28, 2006, there were approximately 2,400 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

     None

Issuer Purchases of Equity Securities

     None.

ITEM 6 - SELECTED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------------
                                                       2005                                 2002         2001
                                                       (7)         2004        2003         (1)           (1)
                                                     -------     -------     -------      -------      --------
Statements of Operations Data:
Net revenues                                         $54,579     $29,893     $22,866      $17,370      $ 22,690
Operating income (loss) from continuing operations    10,953(2)    5,552(2)    1,123       (4,898)(2)   (10,788)(2)
Net income (loss) from continuing operations           7,701       3,253         761       (5,293)       (9,717)
Net income (loss) from discontinued operations            --          --       1,995(6)       754        (2,317)
Net income (loss)                                      7,701       3,253       2,756       (4,539)      (12,034)
Net income (loss) available to common stockholders     7,687(3)    3,021(3)   (1,715)(4)   (5,703)(5)   (13,198)(5)
Diluted income (loss) per common share  from
   continuing operations                             $  0.21(3)  $  0.09(3)  $ (0.13)(4)  $ (0.22)(5)  $  (0.39)(5)
Shares used in computing per share amounts            37,244      33,128      29,270       28,348        28,169
Balance Sheet Data:
Cash and equivalents                                 $16,962     $ 8,138     $ 4,817      $ 2,616      $  6,342
Working capital (deficiency)                          16,325       9,995       5,218         (587)        6,672
Total assets                                          41,505      20,250      13,383       11,133        17,451
Long-term obligations, less current portion               --          --          --           --         3,668
Stockholders' equity                                  25,395      13,031       8,943        2,811         7,147

----------
(1) Years prior to 2003 have been restated to reclassify the results of the VACMAN Enterprise business unit, which was sold in the third quarter of 2003, and reflected as a discontinued operation.

(2) Includes restructuring expenses (recovery) of $(172) in 2005, $(32) in 2004, $320 in 2002 and $3,970 in 2001.

(3) Includes the impact of preferred stock dividends of $14 in 2005 and $232 in 2004.

(4) Includes the impact of a beneficial conversion feature of $3,720 related to the issuance of Series D Convertible Preferred Stock in the third quarter of 2003, preferred stock accretion of $630 and preferred stock dividends of $121.

(5) Includes the impact of preferred stock accretion of $1,164 in 2002 and in 2001.

(6) Includes $638 from discontinued operations and $1,357 from gain on sale of discontinued operations.

(7) Includes the results of AOS-Hagenuk B.V., which was acquired on February 4, 2005.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       (IN THOUSANDS, EXCEPT SHARE COUNT, HEAD COUNT AND UNIT PRICE DATA)

OVERVIEW

     The following discussion is based upon our consolidated results of operations for the years ended December 31, 2005, 2004 and 2003 (percentages in the discussion are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

     We design, develop, market and support identity authentication products that reduce the risk of loss from unauthorized transactions by validating a person's identity using a one-time password and obtaining a legally-enforceable digital signature, if needed, for financial transactions. Our products are used currently in a wide variety of applications including, but not limited to, Internet banking, Internet brokerage, e-commerce applications dealing with web or mobile access and various corporate network access applications. As evidenced by our current customer base, our products are purchased by companies and, depending on the business application, are distributed to either their employees or their customers. Those customers may be other businesses or, as an example in the case of Internet banking, the banks' retail customers.

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

     Economic Conditions: Our revenues may vary significantly with changes in the economic conditions in the countries in which we sell products currently. With our current concentration of revenues in Europe and specifically in the banking/finance vertical market, significant changes in the economic outlook for the European banking market may have a significant effect on our revenues. During difficult economic periods, our customers often delay the rollout of existing applications and defer purchase decisions related to the implementation of our product in new applications.

     Currency Fluctuations. In 2005, approximately 93% of our revenue and approximately 74% of our operating expenses were generated/incurred outside of the U. S.. In 2004, approximately 90% of our revenue and approximately 79% of our operating expenses were generated/incurred outside of the U. S.. As a result, changes in currency, especially the Euro to U.S. Dollar, can have a significant impact on revenue and expenses. To minimize the net impact of currency on operating earnings, we attempt to denominate an amount of billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency. In addition, we also attempt to minimize transaction gains and losses by hedging our net U.S. dollar asset exposure by borrowing U.S. dollars in foreign countries such that assets denominated in U.S. dollars are approximately equal to liabilities denominated in U.S. dollars.

     In 2005, the annual average exchange rate for the Euro strengthened approximately 1% and the Australian Dollar strengthened approximately 4% against the U.S. Dollar. The Euro strengthened approximately 10% and the Australian Dollar strengthened approximately 15% against the U.S. Dollar in 2004. We estimate that the strengthening of the two currencies in 2005 compared to 2004 resulted in a decrease in revenues of approximately $301 and an increase in operating expenses of approximately $112. While we expect that a strengthening of the Euro compared to the U. S. dollar would result in an increase in revenue, that was not the case in 2005. The decline in revenue in 2005, due to currency, reflects the timing of when revenue was realized and the corresponding changes in currency rates in those periods. In the fourth quarter of 2005, we realized a significant portion of our revenues when the Euro was weaker than the same period in 2004. We estimate that the strengthening of the two currencies in 2004 compared to 2003 resulted in an increase in revenues of approximately $1,089 and an increase in operating expenses of approximately $1,106.

     Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. Foreign exchange transaction gains aggregating $330 are included in other non-operating income (expense) for 2005. Foreign exchange transaction losses aggregating $538 are included in other non-operating income (expense) for 2004 and gains of $146 are included in other non-operating income (expense) for 2003.

     The financial position and the results of operations of our foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates generated a deficit of $1,218 in 2005 and a surplus and $687 in 2004 and are included as a separate component of stockholders' equity.

REVENUE

     REVENUES BY GEOGRAPHIC REGIONS: We sell the majority of our products in European countries with significant sales in the U. S. and other countries, primarily Australia and Asia/Pacific. The breakdown of revenue in each of our major geographic areas was as follows:

       YEAR          EUROPE   UNITED STATES   OTHER COUNTRIES    TOTAL
       ----         -------   -------------   ---------------   -------
Total Revenue:
   2005             $39,219      $3,687           $11,673       $54,579
   2004              24,245       3,105             2,543        29,893
   2003              19,201       1,498             2,167        22,866

Percent of Total:
   2005                  72%          7%               21%          100%
   2004                  81%         10%                9%          100%
   2003                  84%          7%                9%          100%

     2005 Compared to 2004 - Overview and Geographic Breakdown

     Total revenues in 2005 increased $24,686 or 83% over 2004. The increase was primarily attributable to an increase in the number of Digipass units sold and the acquisition of AOS-Hagenuk ("AOS"), partially offset by a decline in the average sales price per unit. Revenues from AOS were $4,542 in 2005, net of purchase price amortization costs of $421. Excluding revenue from AOS, consolidated revenue increased $20,144 or 67% from 2004.

     In 2005, we sold approximately 7,340 Digipass products, an increase of approximately 4,505 units, or 159%, over the 2,835 Digipass products sold in 2004. We believe that the increase in Digipass volume is attributable to the growth in our distribution channel, increased investment in sales staff and marketing programs, increased awareness of the need for strong authentication to combat identity theft and our ability to deploy large volumes of high-quality products at an affordable price. Our strategy of being the high-volume, high-quality, low-cost producer allows us to compete effectively in both of our primary target markets, banking/finance ("Banking") and corporate network access ("CNA"). In 2005, we believe that our unit volume increased in large part due to our Banking customers' desire and need to provide two-factor authentication to its internet banking customers. We expect to see continued worldwide expansion in authentication for consumer-related applications and believe that we are well positioned to compete for that business as the market expands.

     The average price per unit in 2005 was $7.44 and was 29% lower than the $10.54 average price per unit in 2004. The decline in average price per unit reflects our strategy of providing volume-purchase discounts to customers that place firm purchase orders for large-volume deployments and a change in mix of our business. We believe that the lower average prices are a critical element in our customers' decision to deploy our technology to their consumer-level customers. In 2005, while each of our markets grew, the growth in large-volume deployments exceeded our growth in our lower-volume, higher priced markets, such as Corporate Banking and CNA.

     As noted in the table above, revenues from each of our geographic regions increased. Both the absolute amount of revenue from each region and the growth over the prior year reflect, in general, the regulatory environment of the region and the customers' attitudes towards and acceptance of two-factor authentication. The growth in Europe, $14,974 or 62% over 2004, was attributable to several factors including, but not limited to, the acquisition of AOS, the maturity of our sales and distribution channels, increased investment in sales staff and marketing programs and the rollout of the new smart card standard by Europay, Mastercard, Visa ("EMV"). The growth in the U. S., $582 or 19%, was a result of increased investment in our sales staff and marketing programs. The growth in other countries, $9,130 or 359%, reflects the growth in the Asia and Central/South American markets. The growth in other countries was not only attributable to increased investment in our sales staff and marketing programs, but also to changes in regulations. In 2005, new regulations were enacted in Hong Kong. Under the new regulation, each bank that offered internet banking services was required to provide some form of two-factor authentication to its customers.

     2004 Compared to 2003 - Overview and Geographic Breakdown

     Total revenues in 2004 increased $7,027 or 31% over 2003. The increase was attributable to an increase in both the number of Digipass units sold and an increase in the average sales price per unit. In 2004, we sold approximately 2,835 Digipass products, an increase of approximately 441 units, or 18%, over the 2,394 Digipass products sold in 2003. The average price per unit in 2004 was $10.54, which was 11% higher than the $9.53 average price per unit in 2003. The increase in units is primarily attributable to our investment in sales and marketing activities in 2004. The average sales price increased primarily as a result of broadening our customer base. As a result of adding approximately 1,100 new customers in 2003 and 2004 combined, the average sales price increased as our dependence on a few major customers decreased. The new customers added in 2004 were ordering smaller quantities at higher average prices as compared to the existing major customers.

     REVENUES BY TARGET MARKET: Revenues are generated currently from two primary markets, Banking and CNA through the use of both direct and indirect sales channels. The breakdown of revenue between the two primary markets is as follows:

       YEAR         BANKING     CNA     TOTAL
       ----         -------   ------   -------
Total Revenue:
   2005             $46,784   $7,795   $54,579
   2004              23,977    5,916    29,893
   2003              17,725    5,141    22,866

Percent of Total:
   2005                  86%      14%      100%
   2004                  80%      20%      100%
   2003                  78%      22%      100%

     Revenues from the Banking market increased $22,807 or 95% in 2005 over 2004 and revenues from the CNA market increased $1,879 or 32% in the same period. The increase in revenues in both markets is attributable, in part, to the development of the indirect sales channel, which includes distributors, resellers, and solution partners. The number of distributors increased to 45 at the end of 2005 from 39 at the end of 2004. The indirect sales channel supplements the Company's direct sales force in the Banking market and is the primary source of revenues in the CNA market. Revenues generated by AOS in 2005 are included in the Banking market.

     Revenues from the Banking market increased $6,252 or 35% in 2004 over 2003 and revenues from the CNA market increased $775 or 15% in the same period. The increase in revenues in both markets is attributable, in large part, to the aforementioned indirect sales channel.

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

GROSS PROFIT AND OPERATING EXPENSES

     The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenues for the years ended December 31, 2005, 2004 and 2003.

                                                   PERCENTAGE OF REVENUE
                                                  YEAR ENDED DECEMBER 31,
                                                 ------------------------
                                                  2005    2004   2003 (a)
                                                 -----   -----   --------
Revenues                                         100.0%  100.0%   100.0%
Cost of goods sold                                36.9    30.7     39.4
                                                 -----   -----    -----
Gross profit                                      63.1    69.3     60.6
Operating costs:
   Sales and marketing                            27.1    30.6     30.7
   Research and development                        6.6     8.2      8.5
   General and administrative                      8.3    10.7     14.1
   Restructuring expenses (recoveries)            (0.3)   (0.1)      --
   Amortization of purchased intangible assets     1.3     1.3      2.4
                                                 -----   -----    -----
                                                  43.0    50.7     55.7
                                                 -----   -----    -----
Operating income from continuing operations       20.1    18.6      4.9
Interest income (expense)                          0.1     0.4     (0.3)
Other income (expense), net                        0.9    (1.8)     0.5
                                                 -----   -----    -----
Income before income taxes                        21.1    17.2      5.1
Provision for income taxes                         7.0     6.3      1.8
                                                 -----   -----    -----
Net income from continuing operations             14.1    10.9      3.3
                                                 =====   =====    =====

(a) Excludes results of discontinued operations. See footnote 11 to the consolidated financial statements for more detailed information regarding discontinued operations.

GROSS PROFIT

     2005 Compared to 2004

     Consolidated gross profit for 2005 was $34,438, an increase of $13,729, or 66%, from the $20,709 reported for 2004. Gross profit as a percentage of revenue was 63% in 2005, as compared to 69% in 2004. The decrease in the gross profit as a percentage of revenue reflects the decline in average sales price per unit related to the increase in the average size of orders received partially offset by a decline in the average manufacturing cost of our product.

     The significant increase in the Digipass products sold in 2005 over 2004 reflected larger customer deployments in the Banking market, the results of which were reflected in an increase in the average quantity ordered and a decrease in the average sales price per unit. In 2005, the average quarterly order size for the Banking market increased 98%, from approximately 11 units to 22 units per shipment, and the average selling price per unit decreased 25%, from approximately $8.95 per unit to $6.70 per unit. We expect the Banking market to continue large deployments to its consumer Internet banking customers and, as a result, we expect that we will see additional pressure on the average selling price in 2006. During 2005, we also saw an increase in the average order size and a corresponding decrease in average selling price for customers in our CNA segment. The average selling price per Digipass product declined approximately 26% to $26.75 per unit in 2005 as compared to 2004.

     The average manufacturing cost per Digipass unit sold declined from approximately $3.24 to $2.74, or 15%, in 2005 as compared to 2004. The decline in the average cost per unit reflected a reduction in the manufacturing cost of almost all units as well as a change in mix of specific products sold.

     Our purchases of inventory are denominated in U.S. dollars. Also, as previously noted, the Company denominates a portion of its sales in Euros in an effort to offset the effects of currency fluctuations on operating expenses. The decrease in revenue resulting from changes in currency rates of $301, as noted above, along with our cost of goods sold being denominated in U.S. dollars resulted in a decrease in the gross profit rate of approximately 0.2 percentage points.

     2004 Compared to 2003

     Consolidated gross profit for the year ended December 31, 2004 was $20,709, an increase of $6,853, or 49%, from $13,856 reported the year ended December 31, 2003. Gross profit as a percentage of revenue was 69% in 2004, as compared to 61% in 2003. The increase in the gross profit as a percentage of revenue reflects the change in mix of orders within the banking market, the reduction in the average cost of each Digipass unit sold and the beneficial impact of currency.

     The change in mix within the banking market reflected the impact of new customers added in 2004 and 2003 and resulted in a reduction in the average quantity ordered and an increase in the average sales price per unit. In 2004, the average quarterly order size for the banking market decreased 35%, from approximately 17 units to 11 units, and the average selling price per unit increased 9%, from approximately $8.20 per unit to $8.95 per unit. New banking customers generally order smaller quantities at the beginning of the relationship as they implement pilot programs and, later, increase their orders as they roll the program out to their broader customer base. Orders for smaller quantities have higher sales prices and higher gross margins.

     The average manufacturing cost per Digipass unit sold declined approximately 18% in 2004 as compared to 2003. The decline in the average cost per unit reflected a reduction in the manufacturing cost of most all units as well as a change in mix of specific products sold.

     Our purchases of inventory are denominated in U.S. dollars. Also, as previously noted, we also denominates a portion of its sales in Euros in order to offset the effects of currency on operating expenses. As the Euro and Australian dollars strengthened during the year, revenues from sales made in Euros and Australian Dollars increased, as measured in U.S. dollars, without the corresponding increase in cost of goods sold. The benefit from changes in currency rates as noted above was approximately $1,089 and represents an improvement in the gross profit rate of approximately 1.2 percentage points.

SALES AND MARKETING EXPENSES

     2005 Compared to 2004

     Consolidated sales and marketing expenses for the year ended December 31, 2005 were $14,784, an increase of $5,624, or 61%, from the $9,160 reported for 2004. Expenses in 2005 included approximately $841 of expense related to AOS. Excluding AOS, sales and marketing expenses increased approximately $4,783 or 52% from 2004.

     The increase was primarily due to an increase in average headcount and related compensation expenses, an increase in marketing programs and materials, an increase in travel, an increase in commissions paid to third-party agents and redundancy costs associated with the termination of a small group of employees. The average full-time sales, marketing and operations employee headcount increased 42% to 71 in 2005 from 50 in 2004. At year-end 2005, the Company employed 80 full-time sales, marketing and operations employees, reflecting its increased investment in an effort to accelerate its sales growth.

     The change in currency rates in 2005 did not have a significant impact on the comparison of sales and marketing expenses in 2005 to 2004.

     2004 Compared to 2003

     Consolidated sales and marketing expenses for the year ended December 31, 2004 were $9,160, an increase of $2,132, or 30%, from the 7,028 reported for 2003. The stronger Euro increased sales and marketing expense approximately $729 in 2004. Excluding the impact of changes in exchange rates, sales and marketing expenses increased approximately $1,403 or 20% from 2003.

     The increase, excluding currency, was primarily due to an increase in average headcount and related compensation expenses, an increase in marketing programs and materials, and an increase in travel. The average full-time sales and marketing employee headcount increased 6% to 50 in 2004 from 47 in 2003. At year-end 2004, the we employed 61 full-time sales and marketing employees, reflecting its increased investment in an effort to accelerate its sales growth.

RESEARCH AND DEVELOPMENT EXPENSES

     2005 Compared to 2004

     Consolidated research and development costs for the year ended December 31, 2005 were $3,579, an increase of $1,138, or 47%, from the $2,441 reported for 2004. Expenses in 2005 included approximately $802 of expense related to AOS. Excluding AOS, research and development expenses increased approximately $336 or 14% from 2004.

     The increase primarily reflects higher compensation-related expense. Average full-time research and development employee headcount in 2005 was 27 compared to 18 in 2004. The change in currency rates in 2005 did not have a significant impact on the comparison of research and development expenses in 2005 to 2004.

     2004 Compared to 2003

     Consolidated research and development costs for the year ended December 31, 2004 were $2,441, an increase of $486, or 25%, from the $1,955 reported for 2003. The stronger Euro and Australia Dollar increased research and development expenses approximately $255 in 2004. Excluding the impact of changes in exchange rates, research and development expenses increased approximately $231 or 12% from 2003.

     The increase primarily reflects higher compensation-related expense. Average full-time research and development employee headcount in 2004 was 18 compared to 17 in 2003.

GENERAL AND ADMINISTRATIVE EXPENSES

     2005 Compared to 2004

     Consolidated general and administrative expenses for the year ended December 31, 2005 were $4,556, an increase of $1,365 or 43%, from the $3,191 reported for 2004. Expenses in 2005 included approximately $269 of expense related to AOS. Excluding AOS, general and administrative expenses increased approximately $1,096 or 34% from 2004.

     The increase was primarily due to increased cost of professional services, an increase in average headcount and related compensation expenses and an increase in the provision for uncollectible accounts. The increase in professional services was primarily related to the cost of performing management's assessment of internal controls over financial reporting, the increased cost of the integrated audit and legal services related to tax planning initiatives. The average full-time general and administrative employee headcount increased 27% to 14 in 2005 from 11 in 2004.

     The change in currency rates in 2005 did not have a significant impact on the comparison of general and administrative expenses in 2005 to 2004.

     2004 Compared to 2003

     Consolidated general and administrative expenses for the year ended December 31, 2004 were $3,191, a decrease of $20, or 1%, from the $3,211 reported for 2003. The stronger Euro increased general and administrative expense approximately $123 in 2004. Excluding the impact of changes in exchange rates, general and administrative expenses decreased approximately $143 or 4% from 2003.

     This decrease can be principally attributed to reduced spending on legal and other professional services, the collection of cash on accounts upon which a reserve had been established in prior years, and a reduction in depreciation expenses which was partially offset by increased compensation-related expenses. Average full-time general and administrative employee headcount in 2004 was 11 compared to 10 in 2003.

RESTRUCTURING EXPENSES

     2005 Compared to 2004

     During the fourth quarter of 2002, we recorded restructuring charges of $319 related to operations in France and excess space in our U.S. headquarters. In 2005, we resolved all issues associated with the closure of the French operation and reversed reserves that were no longer needed, some of which had been recorded prior to the decision to close the operation, resulting in a gain of $172.

     2004 Compared to 2003

     In 2004, we reversed $32 of the restructuring reserve that had been established in prior years. The adjustment was a result of renegotiating the U.
S. headquarters lease in 2004.

AMORTIZATION EXPENSE

     2005 Compared to 2004

     Amortization expense for 2005 was $738, an increase of $341 or 86% over the 2004 amount. The increase was due to the amortization of a $367 intangible asset for purchase orders acquired as part of the AOS-Hagenuk acquisition in February, 2005.

     2004 Compared to 2003

     Amortization expense for 2004 was $397, a decrease of $142 or 26% from the 2003 amount. This reduction reflects lower amortization of capitalized technology, partly offset by the effect of exchange rates.

INTEREST INCOME (EXPENSE), NET

     2005 Compared to 2004

     Consolidated net interest income (expense) was income of $69 in 2005 compared to income of $120 in 2004. The reduction in income reflected the cost of borrowings related to our foreign currency hedging program, lower interest earned on the installment note it received as a result of its sale of the VACMAN Enterprise business in 2003, partially offset by interest earned on an increase in average net cash balances that resulted from our strong operating cash flow throughout 2005. Average net cash balances were $9,200 in 2005, an increase of $2,700 or 42% from $6,500 in 2004. Our bank borrowings are solely related to our foreign currency hedging program. We invested its cash balances in short-term money market instruments at nominal rates of interest.

     2004 Compared to 2003

     Consolidated net interest income (expense) was income of $120 in 2004 compared to expense of $80 in 2003. This change in expense was primarily due to the repayment of its term loan in the third quarter of 2003, the interest earned on the installment note it received as a result of its sale of the VACMAN Enterprise business in 2003 and an increase in average net cash balances resulting from its strong operating cash flow throughout 2004. Average net cash balances were $6,500 in 2004, an increase of $4,450 or 217% from $2,050 in 2003. Our term debt of $3,400 and accrued interest was repaid in full in the third quarter of 2003. The term debt had an annual interest rate of 6%.

OTHER INCOME (EXPENSE)

     2005 Compared to 2004

     Other income (expense) in 2005 primarily included exchange gains (losses) on transactions that are denominated in currencies other than the subsidiaries' functional currency and subsidies received from foreign governments related to increasing trade in other countries. The increase in other income (expense) of $1,045 in 2005 over 2004 primarily reflects changes in exchange gains and losses. We reported exchange gains of $330 in 2005 compared to exchange losses of $538 in 2004. We implemented a hedging program in the second quarter of 2005 to minimize the impact of changes in currency rates.

     2004 Compared to 2003

     Other income (expense) in 2004 primarily included exchange gains (losses) on transactions that are denominated in currencies other than the subsidiaries' functional currency. The increase in other expense of $654 in 2004 over 2003 primarily reflects an increase in exchange losses of $684 during that period. The exchange losses resulted from the increasing net U.S. Dollar asset base in Europe in combination with the strengthening Euro. Exchange losses reflected in other income were more than offset by translation surpluses recorded in the cumulative translation adjustment account in the shareholders' equity section of the consolidated balance sheet.

INCOME TAXES

     2005 Compared to 2004

     Income tax expense for 2005 was $3,827 and compares to expense of $1,880 in 2004. The expense related primarily to our subsidiaries in Belgium, the Netherlands and Singapore, whose tax loss carryforward was fully utilized in 2005. The effective tax rate in 2005 was 33.2%, a decrease of 3.4 percentage points from 36.6% in 2004. The tax loss carryforward in Singapore utilized in 2005 reduced 2005 tax expense by approximately $180. The tax rate also reflected an improvement in earnings in countries in which we continue to have a tax loss carryforward.

     2004 Compared to 2003

     Income tax expense for 2004 was $1,880 and compares to expense of $397 in 2003. The expense related primarily to the Belgian operating subsidiary, whose tax loss carryforwards were fully utilized in 2003. The effective tax rate in 2004 was 36.6%, an increase of 2.3 percentage points from 34.3% in 2003. The Belgian tax loss carryforward utilized in 2003 reduced 2003 tax expense by approximately $739.

     Loss Carryforwards Available

     At December 31, 2005, the Company has U. S. net operating loss carryforwards of $25,810 and foreign net operating loss carryforwards of $4,595. Such losses are available to offset future taxable income in the respective jurisdictions. The U. S. loss carryforwards expire in varying amounts beginning in 2012 and continuing through 2018. The foreign loss carryforwards have no expiration dates. In addition, if certain substantial changes in the Company's ownership are deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2005, the Company had net cash balances (total cash, cash equivalents and restricted cash less bank borrowings), totaling $13,970 and no outstanding term debt. Cash generated from operating activities was $7,542 during the year ended December 31, 2005. During 2005, we used $4,456 for investing activities, primarily related to the acquisition of AOS-Hagenuk, and generated $6,614 in financing activities, primarily consisting of an increase in bank borrowing and proceeds from the exercise of stock options. Capital expenditures were $507 for the year ended December 31, 2005.

     Cash generated from operating activities was $2,877 during the year ended December 31, 2004. During 2004, we used $94 in investing activities and generated $54 in financing activities consisting of a proceeds from the exercise of stock options and warrants partially offset by dividends paid on our preferred stock. Capital expenditures were $252 for the year ended December 31, 2004.

     In July 2000, the Company issued 150,000 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock") and warrants to purchase 1,269,474 shares of Common Stock for cash of $15,000 to Ubizen N.V. ("Ubizen"). The preferred stock was convertible into 1,052,632 shares of Common Stock at any time through July 2003. If not converted by July 2003, the preferred stock would have been, at the option of the Company, either repurchased or converted into Common Stock at a rate equal to the average market price of the Common Stock for 30 consecutive business days on which the common stock was traded prior to the conversion date less five (5) percent.

     In July 2003, the Company reached an agreement with Ubizen whereby it purchased and redeemed all of the Series C Convertible Preferred Stock and Common Stock Purchase Warrants owned by Ubizen in exchange for

$4,000 in cash and 2,000,000 shares of Common Stock. Under the terms of the Purchase Agreement, the Company paid $3,000 to Ubizen and issued 2,000,000 shares of Common Stock on July 25, 2003. An additional $1,000 was paid to Ubizen in November 2003. Using the closing price of the Common Stock on July 25, 2003, the value of the stock issued was $4,000. The Common Stock issued by the Company was subject to a lock-up period wherein the lock-up expired in increments of 500,000 shares each on October 15, 2003, January 15, 2003, April 15, 2003 and July 15, 2003. Once the lock-up expired, the shares were subject to volume trading restrictions through January 1, 2005.

     On September 11, 2003, the Company sold 800 shares, with a stated valued of $10,000 per share, of its Series D 5% Cumulative Convertible Voting Preferred Stock (the "Series D Preferred Stock") and 600,000 warrants to purchase Common Stock. The Series D Preferred Stock carried a 5% dividend and was convertible into 4,000,000 shares of Common Stock at a fixed price of $2.00 per share. The net proceeds from the sale totaled $7,260 of which $5,786 was allocated to the Series D Preferred Stock and $1,474 was allocated to the warrants based upon their relative fair values. In addition, a beneficial conversion value was calculated for the Series D Preferred Stock as the difference between the price of the Common Stock at the transaction date and the conversion price of the Series D Preferred Stock. The amount of the beneficial conversion, $3,720, is analogous to a dividend and was recorded to accumulated deficit.

     On February 4, 2005, the Company acquired all of the share capital of A.O.S. Hagenuk B.V. ("AOS") a private limited liability company organized and existing under the laws of the Netherlands. The base purchase price was EUR 5,000 of which EUR 3,750 was paid in cash and the remainder was paid in the Company's common stock. The common stock was held in escrow for the benefit of the seller for a period of twelve (12) months. In addition to the base purchase price, a variable amount related to the gross profits collected on the sales of certain equipment will be paid to the seller over a period of two (2) years following the closing. AOS is a wholly owned subsidiary of the Company.

     On February 17, 2005, the Company, in accordance with the Designation of Rights and Preferences of the Series D 5% Cumulative Convertible Voting Preferred Stock (the "Series D Preferred Stock"), issued a call for the mandatory conversion of all outstanding shares of the Series D Preferred Stock. All accrued dividends through the conversion date have been paid.

     The Company maintains an overdraft agreement with Fortis Banque/Bank of Belgium. Under terms of the agreement, the Company can borrow an amount equal to 80% of its Belgium subsidiary's defined accounts receivable up to a maximum of either 3,500 Euros or U.S. dollars. Borrowings under the overdraft agreement accrue interest at an annual rate of 5.7% and the Company is obligated to pay a quarterly commitment fee of 0.125%. As of December 31, 2005, 327 Euros or U.S. dollars were available under the overdraft agreement as there were borrowings or $3,173 outstanding under the agreement as part of our currency hedging program. The assets, excluding inventory, of the Belgian subsidiary secure the agreement and while it has no specific termination date, it can be terminated with thirty
(30) days notice. The agreement is governed by the General Lending Conditions for Corporate Customers, registered in Brussels, Belgium on December 20, 2001.

     The net effect of 2005 activity resulted in an increase in net cash of $5,750 and a net cash balance of $13,970 at December 31, 2005, compared to $8,220 at the end of 2004. Our working capital at December 31, 2005 was $16,325, an increase of $6,330 from $9,995 at December 31, 2004. The change is primarily attributable to the generation of positive cash flow from operations in 2005. Our current ratio was 2.03 to 1.0 at December 31, 2005. We believe that our current cash balances, credit available under our existing overdraft agreement and the anticipated cash generated from operations, including the realization of deferred revenue recorded as a current liability and deposits received on orders of Digipass to be delivered in 2006, will be sufficient to meet our anticipated cash needs for the next twelve months.

     The net effect of 2004 activity resulted in an increase in cash of $3,403 and a total cash balance of $8,220 at December 31, 2004, compared to $4,817, at the end of 2003. Our working capital at December 31, 2004 was $9,995, an increase of $4,777 from $5,218 at December 31, 2003. The change is primarily attributable to the generation of positive cash flow from operations in 2004. Our current ratio was 2.41 to 1.0 at December 31, 2004.

     We believe that our financial resources and current borrowing arrangements are adequate to meet our operating needs. There is risk, however, that our revenue and cash receipts will not be sufficient to meet the operating needs of the business. If this is the case, we will need to significantly reduce our workforce, sell certain of our assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenues and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company has no off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

     The Company has the following contractual obligations:

                                                Payments Due by Period
                                   ------------------------------------------------
                                            Less than     1-3      3-5    More than
                                    Total     1 year     years    years    5 years
                                   ------   ---------   ------   ------   ---------
Operating lease obligations        $4,580     $1,048    $1,825   $1,302      $405
Purchase obligations                1,160      1,160        --       --        --
Deferred warranty                     338         83       250        5        --
                                   ------     ------    ------   ------      ----
   Total contractual obligations   $6,078     $2,291    $2,075   $1,307      $405
                                   ======     ======    ======   ======      ====

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.
S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Revenue Recognition

     We recognize revenue in accordance with AICPA Statement of Position ("SOP") 97-2 and SEC Staff Accounting Bulletin ("SAB") 104. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the revenue is probable.

     Hardware Revenue and License Fees: Revenues from the sale of computer security hardware or the license of software are recorded upon shipment or, if an acceptance period is allowed, at the later of shipment or customer acceptance. No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized.

     Support Agreements: Support agreements generally call for us to provide technical support and software updates to customers. Revenue on technical support and software update rights is deferred and recognized ratably over the term of the support agreement.

     Consulting and Education Services: We provide consulting and education services to our customers. Revenue from such services is recognized during the period in which the services are performed.

     Multiple-Element Arrangements: We allocate revenues to the various elements of the arrangements based on the estimated fair value of each deliverable as required by SOP 97-2 and Emerging Issues Task Force ("EITF") Issue No. 00-21. The fair value for each element is based on the price charged when that element is sold separately, price lists, renewal rates and other methods. When discounts are given in a multiple-element arrangement, a proportionate amount of the discount is applied to each element based on each element's fair value without regard to the discount. The estimated fair value of undelivered elements is deferred and recorded as revenue when services are performed or products are delivered.

     Sales to distributors and resellers are recognized on the same basis as sales made directly to customers. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the revenue is probable.

     For large-volume transactions, we may negotiate a specific price that is based on the number of users of the software license or quantities of hardware supplied. The per unit prices for large-volume transactions are generally lower than transactions for smaller quantities and the price differences are commonly referred to as volume-purchase discounts.

Allowance for Doubtful Accounts:

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for goods and services. We analyze accounts receivable, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The allowance is based on a specific review of all significant past-due accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Valuation of Investment in Secured Services, Inc.:

     The initial value of consideration received from SecureD Services, Inc. ("SSI"), in exchange for the assets of the VACMAN Enterprise business unit, was established based on a detailed valuation analysis. On an ongoing basis, we review information made available by SSI through its filings with the SEC and its press releases and consider it within the context of the assumptions made in the valuation analysis. We also monitor SSI's compliance with the terms of the specific investment instruments to which they relate. Considering the start-up nature of SSI, the highly-competitive environment in which they operate and the uncertainty associated with SSI's access to additional capital, it may be that SSI's business prospects will deteriorate and, as a result, require us to reduce the value of our investment in SSI.

     The investment in SSI as of December 31, 2005 was $820, consisting of $220 remaining on the note receivable and $600 for the preferred shares, common shares and dividend receivable. SSI has made its note payment in January 2006, but has not made its note payments in February or March 2006. We have granted SSI a 90-day extension on the note in order to facilitate their planned capital raise. On February 28, 2006, SSI filed a Form 8-K report announcing a new financing arrangement, initially for $2,500, with a potential additional $2,500. If SSI is unsuccessful in executing their business plan, the remaining amount of our investment is at risk. We hold a security interest in the software sold to SSI under the terms of the installment note.

Valuation of Goodwill and Other Intangible Assets and Software Development
Costs:

     We assess the impairment of intangible assets and goodwill annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. We assess the recoverability of its purchased software against estimated future revenue for the individual products over the estimated remaining economic life of the software.

     When we determine that the carrying value of intangibles and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Given the highly competitive environment and frequency of technological changes in our industry, it is reasonably possible that estimates of anticipated future revenue, the remaining economic life of our software products, or both may be reduced significantly.

     The total amount of goodwill and other intangible assets as of December 31, 2005 was $7,719 and the full amount is at risk of impairment. See footnotes 1 and 2 to the consolidated financial statements for more detailed information.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs: an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends guidance in ARB No. 43, Chapter 4, clarifying the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. These items are to be recognized as current-period charges. We have no idle facility expense or wasted material charges. This statement is effective for our 2006 fiscal year. SFAS No. 151 will not have a significant impact on our results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets. This is an amendment of APB Opinion No. 29 and eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows are expected to change significantly as a result of the exchange. This statement is effective for our 2006 fiscal year. Adoption of this statement is not expected to have a material impact on our results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, ("SFAS 123R"). This statement is a revision of SFAS 123 and supersedes APB Opinion no. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The SEC issued guidance on April 14, 2005 announcing that public companies will now be required to adopt SFAS 123R by their first fiscal year beginning after June 15, 2005. Accordingly, we will adopt SFAS 123R in our first quarter of fiscal year 2006. We are currently evaluating the provisions of this statement to determine the impact on our consolidated financial statements. It is, however, expected to have a negative effect on consolidated net income, comparable to the pro forma amounts for prior years shown in footnote 1.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                                 (IN THOUSANDS)

     Foreign Currency Exchange Risk - In 2005, approximately 93% of our business was conducted outside the United States, primarily in Europe and Asia/Pacific. A significant portion of our business operations is transacted in foreign currencies. As a result, we have exposure to foreign exchange fluctuations. We are affected by both foreign currency translation and transaction adjustments. Translation adjustments result from the conversion of the foreign subsidiaries' balance sheets and income statements to U.S. dollars at year-end exchange rates and weighted average exchange rates, respectively. Translation adjustments resulting from this process are recorded directly into stockholders' equity. Transaction adjustments result from currency exchange movements when a foreign subsidiary transacts business in a currency that differs from its local currency. These adjustments are recorded as gains or losses in our statements of operations. Our foreign subsidiaries' business transactions are spread across numerous countries and currencies. This geographic diversity reduces the risk to our operating results.

     Interest Rate Risk - We have minimal interest rate risk. Our outstanding debt at December 31, 2005 was $3,173 and was at fixed interest rates and our cash is invested in short-term instruments at current market rates. If rates were to increase or decrease by one percentage point, the Company's interest income would increase or decrease approximately $170 annually.

     Impairment Risk - At December 31, 2005, we had goodwill of $6,665 and other intangible assets of $1,054 related mostly to the acquisition of AOS in 2005 and to technology purchased in 2001 as part of our acquisition of Identikey. We will assess the net realizable value of the goodwill and other intangible assets on a regular basis, but at least annually, to determine if we have incurred any declines in the value of our capital investment. While we did not experience impairment during the year ended December 31, 2005, we may incur impairment charges in future periods.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information in response to this item is included in our consolidated financial statements, together with the report thereon of KPMG LLP, appearing on pages F-1 through F-22 of this Form 10-K, and in Item 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Annual Report on Form 10-K, and in other reports required to be filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission for such filings. As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that the disclosure controls and procedures were and are effective as designed to ensure that information relating to the Company and its consolidated subsidiaries would be accumulated and communicated to them, as appropriate, to allow timely disclosures regarding required disclosures.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in the Company's internal controls during the year ended December 31, 2005.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The management of VASCO Data Security International, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to the company's management and board of directors regarding the preparation and fair presentation of published financial statements. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

     Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

     Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Controls - Integrated Framework" (COSO). Based on our assessments we believe that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.

     Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting. Their report on management's assessment and their opinion on the effectiveness of the Company's internal control over financial reporting appear below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
VASCO Data Security International, Inc.:

We have audited management's assessment, presented in Management's Annual Report on Internal Control over Financial Reporting, that VASCO Data Security International, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). VASCO Data Security International, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that VASCO Data Security International, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, VASCO Data Security International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VASCO Data Security International, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.


(signed) KPMG LLP

Chicago, Illinois
March 15, 2006

ITEM 9B - OTHER INFORMATION

     None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     T. KENDALL "KEN" HUNT -- Mr. Hunt is Chairman of the Board and Chief Executive Officer. He served as our Chief Executive Officer through June 1999. He returned as CEO in November 2002. He has been a director since July 1997 and currently serves a one-year term. He served since 1990 as Chairman and President of our predecessor, VASCO Corp. He is also affiliated with several high-tech early-stage companies, serving as a member of their Board of Directors. He is a co-founder and on the board of Secured Services, Inc., a publicly-held company, listed on the Nasdaq (Symbol: ssvc). Mr. Hunt is President of the Belgian Business Club of Chicago. Additionally, he is on the Advisory Board for the Posse Foundation, an organization dedicated to providing full college scholarships to urban minority youth leaders through its partnerships with elite universities across the U.S. He holds an MBA from Pepperdine University, Malibu, California, 1979, and a BBA from the University of Miami, Florida, 1965. Mr. Hunt is 62 years old.

     MICHAEL P. CULLINANE -- Mr. Cullinane has been a director since April 10, 1998 and currently serves a one-year term. He is the Chairman of our Audit Committee and a member of our Compensation Committee and our Governance and Nominating Committee. Mr. Cullinane currently serves as the Executive Vice President and Chief Operating Officer of Lakeview Technology. Mr. Cullinane served as the Executive Vice President and Chief Financial Officer and a director of Divine, Inc. from July 1999 to May 2003. He served as Executive Vice President, Chief Financial Officer and a director of PLATINUM Technology International, Inc. from 1988 to June 1999. On February 25, 2003, Divine, Inc. filed for protection under the federal bankruptcy laws. Mr. Cullinane received a B.B.A. from the University of Notre Dame, South Bend, Indiana. Mr. Cullinane is 56 years old.

     JOHN N. FOX, JR. -- Mr. Fox has been a director since April 2005 and currently serves a one-year term. He is a member of our Audit Committee and our Compensation Committee and our Governance and Nominating Committee. From 1998 to 2003, Mr. Fox served as a Vice Chairman of Deloitte & Touche and the Global Director, Strategic Clients for Deloitte Consulting. He held various other positions with Deloitte Consulting from 1968 to 2003, and served on the board of Deloitte Touche Tohmatsu from 1998 to 2003. Mr. Fox currently serves on a variety of non-profit boards of directors. Mr. Fox received his B.A. degree from Wabash College and his MBA from the University of Michigan. Mr. Fox is 63 years old.

     MICHAEL A. MULSHINE -- Mr. Mulshine has been a director since July 1997 and currently serves a one-year term. He served since 1992 as a director of our predecessor, VASCO Corp. He is the Chairman of our Compensation Committee and a member of our Audit Committee and our Governance and Nominating Committee. He is, and since 1979 has been, a principal of Osprey Partners, a management consulting firm. From 1985 to 2003 he served as a director and corporate secretary of SEDONA Corporation, a provider of web-based Customer Relationship Management (CRM) solutions for small and mid-sized financial services companies. Additionally, Mr. Mulshine is a director of Prediction Systems, Inc., a privately held software engineering company specializing in the technology of modeling and simulation. Mr. Mulshine received a B.S. in Electrical Engineering from Newark College of Engineering of the New Jersey Institute of Technology, Newark, New Jersey. Mr. Mulshine is 66 years old.

     JOHN R. WALTER -- Mr. Walter has been a director since April 2003 and currently serves a one-year term. He is Chairman of our Governance and Nominating Committee and is a member of our Audit Committee and our Compensation Committee. Mr. Walter is Chairman and CEO of Ashlin Management Co., a private investment and management services firm. Mr. Walter also serves as a director for Abbott Laboratories, Inc., Deere & Company, Manpower, Inc., and SNP Corporation of Singapore. Mr. Walter served as President and Chief Operating Officer of AT&T Corporation from 1996 to 1997. He served as Chairman and CEO of R.R. Donnelley & Sons Company, a print and digital information management company, from 1989 through 1996. Mr. Walter received a B.S. degree in management from Miami University, Oxford, Ohio. Mr. Walter is 59 years old.

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

     CLIFFORD K. BOWN -- Mr. Bown is Executive Vice President & Chief Financial Officer. Mr. Bown started his career with KPMG LLP where he directed the audits for several publicly held companies, including a global leader that provides integrated and embedded communications solutions. From 1991 to 1993, he was CFO for publicly held XL/DATACOMP, a $300 million provider of midrange computer systems and support services in the U. S. and U. K. Mr. Bown also held CFO positions in two other companies focused on insurance and healthcare from 1995 through 2001. Mr. Bown received a B.S. in Accountancy from the University of Illinois, Urbana, Illinois, his MBA from the University of Chicago, and he has a CPA certificate. Mr. Bown is 54 years old.

AUDIT COMMITTEE FINANCIAL EXPERT

     The Board of Directors has determined that Mr. Cullinane, Chairman of the Audit Committee, Mr. Mulshine, member of the Audit Committee and Mr. Walter, member of the Audit Committee each qualify as a financial expert and has designated each person as a financial expert. Each member of the Audit Committee has been determined to be independent as defined by The Nasdaq Stock Market, Inc. and the Securities and Exchange Commission.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and The Nasdaq Stock Market, Inc. Directors, executive officers and beneficial owners of more than 10% of the outstanding shares of Common Stock are required by Commission regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms or written representations that no reports under Section 16(a) were required, we believe that for the year period ended December 31, 2005, all of the Company's directors, executive officers and greater than 10% beneficial owners complied with Section 16(a) filing requirements applicable to them.

CODE OF ETHICS

     The Company has adopted a Code of Ethics that applies to all of its employees, including its principal executive officer and principal financial officer. The Code of Ethics was filed in the prior year and is noted as Exhibit
10.54 herein.

ITEM 11 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth all compensation awarded to, earned by, or paid for services rendered to VASCO and our subsidiaries in all capacities during the three years ended December 31, 2005, 2004 and 2003 for our Chief Executive Officer, President and Chief Operating Officer and Executive Vice President, who are the only executive officers of VASCO and our subsidiaries whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers").

                                                                             LONG-TERM COMPENSATION
                                                ANNUAL COMPENSATION                  AWARDS
                                         --------------------------------   -----------------------
                                                                 OTHER      RESTRICTED   SECURITIES   PAYOUTS
                                                                ANNUAL         STOCK     UNDERLYING     LTIP      ALL OTHER
                                          SALARY    BONUS    COMPENSATION    AWARD(S)      OPTIONS    PAYOUTS   COMPENSATION
NAME AND PRINCIPAL POSITION       YEAR     ($)       ($)          ($)         ($)(1)      /SARS(#)      ($)          ($)
---------------------------       ----   -------   -------   ------------   ----------   ----------   -------   ------------
T. KENDALL HUNT                   2005   260,000    90,000           --           --            --       --          --
Chairman and Chief Executive      2004   225,000    90,000           --           --       125,000       --          --
Officer                           2003   173,750        --           --           --       125,000       --          --

JAN VALCKE (2)                    2005   321,547   111,305      625,895       97,500       100,000       --          --
President and Chief Operating     2004   321,256    59,310           --           --       100,000       --          --
Officer                           2003   277,991        --           --           --       100,000       --          --

CLIFFORD K. BOWN                  2005   200,000    60,000           --       63,800        50,000       --          --
Executive Vice President, Chief   2004   175,000    60,000           --           --        50,000       --          --
Financial Officer and Secretary   2003   150,000        --           --                     75,000       --          --

(1) Reflects the value of restricted stock granted on January 14, 2005. The restricted stock vests 25% per year on the award anniversary date over a four year period

(2) Mr. Valcke's salary and bonus for 2005 and 2004 were denominated in Euros. The above information reflects the Euros paid translated into U.S. dollars at the average exchange rate for the year. Other annual compensation is the value realized from the exercise of stock options in 2005.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table sets forth all options granted to the Named Executive Officers during 2005.

                                     INDIVIDUAL GRANTS
                   ----------------------------------------------------    POTENTIAL REALIZABLE
                    NUMBER OF        PERCENT                                 VALUE AT ASSUMED
                    SECURITIES       OF TOTAL                             ANNUAL RATES OF STOCK
                    UNDERLYING    OPTIONS/ SARS   EXERCISE                  PRICE APPRECIATION
                     OPTIONS/       GRANTED TO     OF BASE                 FOR OPTION TERM (2)
                   SARS GRANTED    EMPLOYEES IN     PRICE    EXPIRATION   ---------------------
NAME                    (1)        FISCAL YEAR     ($/SH)       DATE         5% ($)   10% ($)
----               ------------   -------------   --------   ----------   ---------   ---------
T. Kendall Hunt            --           --            --            --          --          --
Jan Valcke            100,000         29.6%         6.38       1/14/12     260,000     605,000
Clifford K. Bown       50,000         14.8%         6.38       1/14/12     130,000     303,000

(1) Vesting schedule is based on a time period of 48 months, with 1/48th of the options vesting monthly.

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

              AGGREGATED OPTION /SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

     The following table sets forth the aggregate value as of December 31, 2005 of exercised and unexercised stock options held by the named executive officers.

                                                 NO. OF SECURITIES
                                               UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                    NO. SHARES                      OPTIONS/SARS           IN-THE-MONEY OPTIONS/SARS
                   ACQUIRED ON     VALUE         AT FISCAL YEAR END        AT FISCAL YEAR-END ($)(1)
                     EXERCISE    REALIZED   ---------------------------   ---------------------------
NAME                   (#)          ($)     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----               -----------   --------   -----------   -------------   -----------   -------------
T. Kendall Hunt           --           --     596,388         48,612       4,345,939       362,611
Jan Valcke           100,000      625,895     317,776        115,972       2,444,442       558,333
Clifford K. Bown          --           --     191,318         58,682       1,586,816       285,434

(1) Market value of underlying securities is based on the closing price of the Common Stock as reported on the Nasdaq SmallCap Market on December 31, 2005 ($9.86) minus the exercise price.

COMPENSATION OF DIRECTORS

     The Compensation Committee of our Board of Directors reviews and sets the salaries and incentive compensation for our executive officers. The Compensation Committee reviews information relevant to Director compensation and presents its recommendation for such compensation to the full Board for its approval. The Compensation Committee also administers our stock option plan. In its capacity as administrator of the stock option plan, the Compensation Committee has authority to grant stock options to all employees and determine the terms thereof. The Compensation Committee also makes recommendations to the Board for its approval relative to options to be granted to non-employee Board members. The members of the Compensation Committee for 2005 were: Michael A. Mulshine, Michael P. Cullinane, John R. Walter and John N. Fox, Jr.

     Each of our directors received a quarterly cash payment of $5,000 in connection with his service on the Board of Directors in 2005. The directors also receive cash compensation for participation on Committees of the Board as follows: Audit Committee Chair $10,000 annually, paid quarterly; other Committee Chairs $5,000 annually, paid quarterly; Audit Committee members $5,000 annually, paid quarterly; and other Committee members $2,500 annually, paid quarterly. Our directors are also reimbursed for expenses incurred in connection with their attendance at periodic Board meetings. In addition, non-employee directors are eligible to receive stock option grants from time to time. In 2005, options to purchase 20,000 shares of our Common Stock were issued to each of Messrs. Cullinane, Mulshine, and Walter, at a per share exercise price of $6.38. Options to purchase 15,000 shares of our Common Stock were issued to Mr. Fox at a per share exercise price of $6.47. In January, 2006, each non-employee director was awarded 6,500 shares of restricted stock. Such shares vest fully in one year.

EMPLOYMENT AGREEMENTS

     Mr. Hunt's salary and bonus are determined pursuant to his employment agreement dated November 20, 2002. Mr. Hunt's annual salary, any discretionary bonus and stock options will be determined by the Compensation Committee for each fiscal year of the Company during the employment period. In 2005, Mr. Hunt received a base salary of $260,000, and earned a $90,000 bonus to be paid in 2006. In the event Mr. Hunt is terminated Without Cause, he quits for Good Reason, or he is terminated or quits for Good Reason after a Change in Control (as the foregoing terms are defined in his employment agreement), Mr. Hunt will continue to receive his base pay and any applicable Incentive Compensation over a 24-month period. In the event of such termination, Mr. Hunt has agreed to abide by several non-compete restrictions. Mr. Hunt's current 2006 annual base salary is $270,000 with a target bonus, if specific objectives are met, of $175,000. In January, 2006, Mr. Hunt was awarded 35,000 restricted shares, which vest fully in one year.

     Mr. Valcke's salary and bonus are determined pursuant to an Independent Contractor Employment Agreement (the "Agreement") dated June 29, 2005. Mr. Valcke's annual salary, his bonus and stock options will be determined by the Compensation Committee for each fiscal year of the Company during the employment period. In 2005, Mr. Valcke received 260,000 Euros, $321,547 using the average exchange rate for 2005, in base compensation, 100,000 stock options, 15,000 shares of restricted stock and earned a bonus of 90,000 Euros to be paid in 2006. In the event Mr. Valcke is terminated Without Cause, he quits for Good Reason, or he is terminated or quits for Good Reason after a Change in Control (as the foregoing terms are defined in his employment agreement), Mr. Valcke will continue to receive his base pay and any applicable Incentive Compensation over a 24-month period. In the event of such termination, Mr. Valcke has agreed to abide by several non-compete restrictions. Mr. Valcke's 2006 base compensation is 270,000 Euros with a target bonus, if specific objectives are met of 175,000 Euros. In January, 2006, Mr. Valcke was awarded 35,000 restricted shares, which vest fully in one year.

     Mr. Bown's salary and bonus are determined pursuant to his employment agreement dated January 1, 2003. Mr. Bown's annual salary, any discretionary bonus and stock options will be determined by the Compensation Committee for each fiscal year of the Company during the employment period. In 2005, Mr. Bown received a base salary of $205,000, 50,000 stock options, 10,000 shares of restricted stock and earned a $60,000 bonus to be paid in 2006. In the event Mr. Bown is terminated Without Cause, he quits for Good Reason, or he is terminated or quits for Good Reason after a Change in Control (as the foregoing terms are defined in his employment agreement), Mr. Bown will continue to receive his base pay and any applicable Incentive Compensation over a 12-month period. In the event of such termination, Mr. Bown has agreed to abide by various non-compete restrictions. Mr. Bown's 2006 annual base salary is $220,000 with a target bonus, if specific objectives are met of $120,000. In January, 2006, Mr. Bown was awarded 20,000 restricted shares, which vest fully in one year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The current members of our Compensation Committee are Messrs. Mulshine, Cullinane, Fox and Walter. None of these individuals were at any time during fiscal year 2005 an officer or employee of ours. In addition, none or our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth shares of our Common Stock that are authorized to be issued under the Company's 1997 Stock Compensation Plan, as amended and restated in 1999:

                                                                        NUMBER OF SECURITIES
                                                                      REMAINING AVAILABLE FOR
                          NUMBER OF SECURITIES     WEIGHTED-AVERAGE    FUTURE ISSUANCE UNDER
                           TO BE ISSUED UPON      EXERCISE PRICE OF     EQUITY COMPENSATION
                        EXERCISE OF OUTSTANDING      OUTSTANDING          PLANS (EXCLUDING
                         OPTIONS, WARRANTS AND    OPTIONS, WARRANTS   SECURITIES REFLECTED IN
PLAN CATEGORY                    RIGHTS               AND RIGHTS            COLUMN (A))
-------------           -----------------------   -----------------   -----------------------
                                   (a)                   (b)                    (c)
Equity compensation
   plans approved by
   security holders            2,217,847                $3.27                5,018,238

Equity compensation
   plans not approved
   by security holders            none              not applicable         not applicable

     The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of February 28, 2006 for each person or entity who is known to us to beneficially own five percent or more of the Common Stock. For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares as of a given date that such person has the right to acquire within 60 days after such date.

                                       AMOUNT AND
                                        NATURE OF
                                       BENEFICIAL
NAME AND ADDRESS OF BENEFICIAL OWNER    OWNERSHIP     PERCENT OF CLASS
------------------------------------   ----------     ----------------
T. Kendall Hunt                        10,538,224(1)       28.63%
1901 S. Meyers Road
Ste. 210
Oakbrook Terrace, IL 60181

Oberweis Asset Management, Inc.         2,171,410           6.00%
333 Warrenville Road, Suite 500
Lisle, IL 60532

Arbor Capital Management, LLC           1,819,600           5.03%
One Financial Plaza
120 South Sixth Street, Suite 210
Minneapolis, MN 55402

(1) Includes 200,000 shares held in the T. Kendall Hunt Charitable Remainder Trust and 1,111,300 shares held by the estate of Barbara J. Hunt, with Mr. Hunt as executor of the estate, as to which shares Mr. Hunt disclaims beneficial ownership. The amount also includes 613,749 shares that may be acquired pursuant to options which are exercisable at February 28, 2006 or become exercisable within 60 days.

     The table below sets forth certain information with respect to the beneficial ownership of our Common Stock as of February 28, 2006 for (i) each of our directors, (ii) each of our named executive officers, and (iii) all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them unless otherwise indicated. For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares as of a given date that such person has the right to acquire within 60 days after such date.

                                         AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER   BENEFICIAL OWNERSHIP (1)   PERCENT OF CLASS
------------------------------------   ------------------------   ----------------
T. Kendall Hunt                              10,538,224(2)             28.63%
1901 S. Meyers Road
Ste. 210
Oakbrook Terrace, IL 60181

Jan Valcke                                      393,999(3)              1.08%
Koningin Astridlaan 164
B-1780 Wemmel, Belgium

Cliff Bown                                      248,124(4)              0.68%
1901 S. Meyers Road
Ste. 210
Oakbrook Terrace, IL 60181

Michael P. Cullinane                            111,000(5)              0.31%
1901 S. Meyers Road
Ste. 210
Oakbrook Terrace, IL 60181

Michael A. Mulshine                              91,000(6)              0.25%
1901 S. Meyers Road
Ste. 210
Oakbrook Terrace, IL 60181

John R. Walter                                   79,000(7)              0.22%
1901 S. Meyers Road

Ste. 210
Oakbrook Terrace, IL 60181

John N. Fox                                      17,000(8)              0.05%
1901 S. Meyers Road
Ste. 210
Oakbrook Terrace, IL 60181

All Executive Officers and Directors         11,478,347                30.53%
as a Group (7 persons)

(1) The number of shares beneficially owned by each director and executive officer is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days after February 28, 2006 through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

(2) Includes 200,000 shares held in the T. Kendall Hunt Charitable Remainder Trust and 1,111,300 shares held by the estate of Barbara J. Hunt, with Mr. Hunt as executor of the estate, as to which shares Mr. Hunt disclaims beneficial ownership. The amount also includes 613,749 shares that may be acquired pursuant to options which are exercisable at February 28, 2006 or become exercisable within 60 days.

(3) Includes 339,999 shares that may be acquired pursuant to options which are exercisable at February 28, 2006 or become exercisable within 60 days.

(4) Includes 203,124 shares that may be acquired pursuant to options which are exercisable at February 28, 2006 or become exercisable within 60 days.

(5) Includes 104,500 shares that may be acquired pursuant to options which are exercisable at February 28, 2006 or become exercisable within 60 days.

(6) Includes 84,500 shares that may be acquired pursuant to options which are exercisable at February 28, 2006 or become exercisable within 60 days.

(7) Includes 52,500 shares that may be acquired pursuant to options which are exercisable at February 28, 2006 or become exercisable within 60 days.

(8) Includes 7,500 shares that may be acquired pursuant to options which are exercisable at February 28, 2006 or become exercisable within 60 days.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In July 2003, the Company sold its VACMAN Enterprise business unit ("VACMAN") to SecureD Services, Inc. ("SSI"), a then newly organized company in which T. Kendall Hunt had a 19% equity ownership interest and is one of seven directors currently on its board. The transaction was approved by all of the independent directors of the Company. The Company received a $1.1 million senior secured promissory note and 2,000,000 shares of convertible preferred stock from SSI in exchange for the VACMAN assets. The note is payable in 36 monthly installments and bears interest at 6% per annum. The preferred stock pays a 6% cumulative stock dividend quarterly, and may be converted into SSI common stock on a share-for-share basis in phases commencing July 1, 2005. We valued the transaction at approximately $1.6 million, using a discounted value of the payment streams expected from the note and preferred stock. SSI has since merged with a public company and its common stock is traded on the OTC Bulletin Board.

     SSI has made all of its note payments through January 2006, but has not made its note payments in February or March 2006. We have granted SSI a 90-day extension on the note in order to facilitate their planned capital raise. On February 28, 2006, SSI filed a Form 8-K report announcing a new financing arrangement for an initial $2.5 million, with a potential additional $2.5 million. If SSI is unsuccessful in executing their business plan, the remaining amount of our investment is at risk. We hold a security interest in the software sold to SSI under the terms of the installment note.

     As of February 28, 2006, Mr. Hunt had a beneficial ownership share of 8% in SSI. VASCO does not use the equity method to account for its investment in SSI because we believe that he does not have "significant influence" over the operating and finance policies of SSI. Accounting Principles Board Opinion 18 established 20% ownership as a benchmark indicator of significant influence. Emerging Issues Task Force (EITF) Issue 02-14 "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock" describes situations where side agreements or ownership of instruments other than common stock can indicate the existence of significant influence. No such side agreements exist and VASCO's investment in convertible preferred shares does not create significant influence.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following sets forth the amount of fees paid to our registered public accounting firm, KPMG LLP, for services rendered in 2005 and 2004 (in thousands):

     AUDIT FEES: The aggregate fees billed by KPMG LLP for professional services rendered for the audit of the Company's annual financial statements, the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q, and services normally provided by the independent auditor in connection with statutory and regulatory filings were $367 for fiscal year ended 2005, and $251 for the fiscal year ended December 31, 2004.

     AUDIT-RELATED FEES: There were no audit-related fees paid in 2005 or 2004.

     TAX FEES: The aggregate fees billed by KPMG LLP for tax compliance and tax advice were $2 in 2005 and $39 in 2004. The fees for 2005 and 2004 primarily related to the filing of the Company's tax returns.

     ALL OTHER FEES: Fees for due diligence and reviews of registrations related to the acquisition of AOS Hagenuk aggregated $55 in 2005. There were no such fees in 2004.

     It is currently the policy of the Audit Committee of the Board of Directors to pre-approve all services rendered by KPMG LLP. The Audit Committee pre-approved all of the above fees for both 2005 and 2004.

                                     PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) The following consolidated financial statements and notes thereto, and the related independent auditors' report, are included on pages F-1 through F-23 of this Form 10-K:

     Report of Independent Registered Public Accounting Firm

     Consolidated Balance Sheets as of December 31, 2005 and 2004

     Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003

     Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2005, 2004 and 2003

     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2005, 2004 and 2003

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

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

 EXHIBIT
 NUMBER                                 DESCRIPTION
 -------                                -----------
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

  +10.22   Form of Warrant dated October 31, 1995 (with Schedule).

  +10.23   Form of Warrant dated March 7, 1997 (with Schedule).

  +10.24   Form of Warrant dated August 13, 1996 (with Schedule).

  +10.25   Form of Warrant dated June 27, 1996 (with Schedule).

  +10.26   Form of Warrant dated June 27, 1996 (with Schedule).

 EXHIBIT
 NUMBER                                 DESCRIPTION
 -------                                -----------
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

## 10.50   Employment agreement with T. Kendall Hunt.

## 10.51   Independent Contractor Employment agreement with Jan Valcke.

## 10.52   Employment agreement with Clifford Bown.

## 10.53   Indemnification Agreement with T. Kendall Hunt.

 * 10.54   Code of Ethics.

   10.55   Share Sale and Purchase Agreement by and among VASCO Data Security
           International, Inc., A.O.S. Holding B.V., Filipan Beheer B.V., Mr.
           Mladen Filipan and Pijnenburg Beheer N.V., dated February 4, 2005
           (Incorporated by reference - Form 8-K filed February 8,2005.

   10.56   Registration Rights Agreement by and among A.O.S. Holding B.V.,
           Filipan Beheer B.V., Mr. Mladen Filipan, Pijnenburg Beheer N.V. and
           VASCO Data Security International, Inc., dated February 4, 2005
           (Incorporated by reference - Form 8-K filed February 8,2005.

   10.57   Employment Agreement by and between VASCO Data Security
           International, Inc. and Jan Valcke effective as of January 1, 2005
           (Incorporated by reference - Form 8-K filed July 1, 2005.

      21 Subsidiaries of Registrant. (Incorporated by reference - Form S-1 filed February 27, 2006.)

      23   Consent of KPMG LLP.

    31.1   Statement Under Oath of Principal Executive Officer pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002, dated March 15, 2006.

    31.2   Statement Under Oath of Principal Financial Officer pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002, dated March 15, 2006.

    32.1   Statement Under Oath of Principal Executive Officer pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002, dated March 15, 2006.

    32.2   Statement Under Oath of Principal Financial Officer pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002, dated March 15, 2006.

----------
+ Incorporated by reference to the Registrant's Registration Statement on Form S-4, as amended (Registration No. 333-35563), originally filed with the Securities and Exchange Commission on September 12, 1997.

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

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

FINANCIAL STATEMENTS
   Report of Independent Registered Public Accounting Firm                   F-2
   Consolidated Balance Sheets as of December 31, 2005 and 2004              F-3
   Consolidated Statements of Operations for the Years Ended
      December 31, 2005, 2004 and 2003                                       F-4
   Consolidated Statements of Comprehensive Income (Loss) for the Years
      Ended December 31, 2005, 2004 and 2003                                 F-5
   Consolidated Statements of Stockholders' Equity for the Years Ended
      December 31, 2005, 2004 and 2003                                       F-6
   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2005, 2004 and 2003                                       F-7
   Notes to Consolidated Financial Statements                                F-8

FINANCIAL STATEMENT SCHEDULE
   The following financial statement schedule is included herein:
   Schedule II - Valuation and Qualifying Accounts                           F-23

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
VASCO Data Security International, Inc.:

We have audited the accompanying consolidated balance sheets of VASCO Data Security International, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the accompanying consolidated financial statement Schedule II - Valuation and Qualifying Accounts. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VASCO Data Security International, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of VASCO Data Security International, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


(signed) KPMG LLP
Chicago, Illinois
March 15, 2006

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                   DECEMBER 31,   DECEMBER 31,
                                                                                       2005           2004
                                                                                   ------------   ------------
ASSETS
   CURRENT ASSETS:
      Cash and equivalents                                                           $ 16,962       $  8,138
      Restricted cash                                                                     181             82
      Accounts receivable, net of allowance for doubtful accounts of $156
         and $160 in 2005 and 2004, respectively                                       12,083          5,965
      Inventories, net                                                                  1,570          1,346
      Prepaid expenses                                                                    726            791
      Deferred income taxes                                                               117             23
      Foreign sales tax receivable                                                         89            313
      Other current assets                                                                451            404
                                                                                     --------       --------
          Total current assets                                                         32,179         17,062

   Property and equipment:
      Furniture and fixtures                                                            1,893          1,683
      Office equipment                                                                  2,155          2,008
                                                                                     --------       --------
                                                                                        4,048          3,691
      Accumulated depreciation                                                         (3,066)        (2,853)
                                                                                     --------       --------
         Property and equipment, net                                                      982            838

   Intangible assets, net of accumulated amortization of $5,219
      and $4,479 in 2005 and 2004, respectively                                         1,054          1,243
   Goodwill, net of accumulated amortization of $973 in 2005 and 2004                   6,665            250
   Note receivable and investment in SSI                                                  600            820
   Other assets                                                                            25             37
                                                                                     --------       --------
         TOTAL ASSETS                                                                $ 41,505       $ 20,250
                                                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Bank borrowing                                                                 $  3,173       $     --
      Accounts payable                                                                  4,753          3,065
      Deferred revenue                                                                  1,765            620
      Accrued wages and payroll taxes                                                   2,329          1,887
      Income taxes payable                                                              1,547            435
      Other accrued expenses                                                            2,287          1,060
                                                                                     --------       --------
         Total current liabilities                                                     15,854          7,067
      Deferred warranty revenues                                                          256            152

      STOCKHOLDERS' EQUITY :
         Series D 5% cumulative convertible voting preferred stock, $10,000 par value - 500,000 shares authorized - no shares and 208 shares issued
            and outstanding at December 31, 2005 and 2004, respectively                    --          1,504
         Common stock, $.001 par value - 75,000,000 shares authorized;
            36,180,425 shares issued and outstanding in 2005,
            33,581,689 shares issued and outstanding in 2004                               36             34
         Additional paid-in capital                                                    59,625         51,825
         Deferred compensation                                                           (403)            --
         Accumulated deficit                                                          (32,985)       (40,672)
         Accumulated other comprehensive income (loss) -
            Cumulative translation adjustment                                            (878)           340
                                                                                     --------       --------
            Total stockholders' equity                                                 25,395         13,031
                                                                                     --------       --------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 41,505       $ 20,250
                                                                                     ========       ========

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                         For the Years Ended December 31,
                                                         --------------------------------
                                                              2005      2004      2003
                                                            -------   -------   -------
Net revenues                                                $54,579   $29,893   $22,866
Cost of goods sold                                           20,141     9,184     9,010
                                                            -------   -------   -------
Gross profit                                                 34,438    20,709    13,856
                                                            -------   -------   -------
Operating costs:
   Sales and marketing                                       14,784     9,160     7,028
   Research and development                                   3,579     2,441     1,955
   General and administrative                                 4,556     3,191     3,211
   Restructuring expenses (recoveries)                         (172)      (32)       --
   Amortization of purchased intangible assets                  738       397       539
                                                            -------   -------   -------
      Total operating costs                                  23,485    15,157    12,733
                                                            -------   -------   -------
 Operating income from continuing operations                 10,953     5,552     1,123
 Interest income (expense), net                                  69       120       (80)
 Other income (expense), net                                    506      (539)      115
                                                            -------   -------   -------
 Income before income taxes                                  11,528     5,133     1,158
 Provision for income taxes                                   3,827     1,880       397
                                                            -------   -------   -------
   Net income from continuing operations                      7,701     3,253       761

 Discontinued operations:
   Income from discontinued operations, net of tax               --        --       638
   Gain on sale of discontinued operations, net of tax           --        --     1,357
                                                            -------   -------   -------
      Net income                                              7,701     3,253     2,756

 Preferred stock beneficial conversion option                    --        --    (3,720)
 Preferred stock accretion and dividends                        (14)     (232)     (751)
                                                            -------   -------   -------
 Net income (loss) available to common shareholders         $ 7,687   $ 3,021   $(1,715)
                                                            =======   =======   =======

 Basic net income (loss) per common share:
   Income (loss) from continuing operations                 $  0.22   $  0.09   $ (0.13)
   Income from discontinued operations                           --        --      0.07
                                                            -------   -------   -------
      Net income (loss)                                     $  0.22   $  0.09   $ (0.06)
                                                            =======   =======   =======
 Diluted net income (loss) per common share:
   Income (loss) from continuing operations                 $  0.21   $  0.09   $ (0.13)
   Income from discontinued operations                           --        --      0.07
                                                            -------   -------   -------
      Net income (loss)                                     $  0.21   $  0.09   $ (0.06)
                                                            =======   =======   =======
Weighted average common shares outstanding:
   Basic                                                     35,429    32,216    29,270
                                                            =======   =======   =======
   Dilutive                                                  37,244    33,128    29,270
                                                            =======   =======   =======

          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                       For the Years Ended December 31,
                                       --------------------------------
                                             2005     2004     2003
                                           -------   ------   ------
Net income                                 $ 7,701   $3,253   $2,756
Other comprehensive income (loss) -
   Cumulative translation adjustment        (1,218)     687      133
                                           -------   ------   ------
Comprehensive income                       $ 6,483   $3,940   $2,889
                                           =======   ======   ======

          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                        (IN THOUSANDS EXCEPT SHARE DATA )

                                                                                                              Accumulated    Total
                                    Preferred Stock      Common Stock     Additional  Deferred                 Other Com-    Stock-
                                   -----------------  ------------------    Paid-In    Compen-  Accumulated    prehensive   holders'
               Description          Shares    Amount    Shares    Amount    Capital    sation     Deficit    Income (Loss)   Equity
               -----------         --------  -------  ----------  ------  ----------  --------  -----------  -------------  -------
BALANCE AT DECEMBER 31, 2002        150,000  $ 9,108  28,389,484    $28    $36,763     $  --     $(42,608)      $  (480)    $ 2,811
                                   ========  =======  ==========    ===    =======     =====     ========       =======     =======
Net income                               --       --          --     --         --        --        2,756            --       2,756
Foreign currency translation
   adjustment                            --       --          --     --         --        --           --           133         133
Exercise of stock options                --       --      35,800     --         63        --           --            --          63
Preferred stock accretion                --      629          --     --       (629)       --           --            --          --
Purchase and redemption of series
   C preferred stock and warrants  (150,000)  (9,737)  2,000,000      2      5,735        --           --            --      (4,000)
Issuance of series D preferred
   stock                                800    5,786          --     --      5,194        --       (3,720)           --       7,260
Dividend payable                         --       --          --     --         --        --         (121)           --        (121)
Non-cash compensation                    --       --          --     --         41        --           --            --          41
                                   --------  -------  ----------    ---    -------     -----     --------       -------     -------
BALANCE AT DECEMBER 31, 2003            800  $ 5,786  30,425,284    $30    $47,167     $  --     $(43,693)      $  (347)    $ 8,943
                                   ========  =======  ==========    ===    =======     =====     ========       =======     =======
Net income                               --       --          --     --         --        --        3,253            --       3,253
Foreign currency translation
   adjustment                            --       --          --     --         --        --           --           687         687
Exercise of stock options                --       --     118,062      1        188        --           --            --         189
Conversion of series D preferred
   stock                               (592)  (4,282)  2,960,000      3      4,279        --           --            --          --
Cash dividend on series D
   preferred stock                       --       --          --     --         --        --         (182)           --        (182)
Dividend paid in common stock on
   series D preferred stock              --       --      64,843     --        144        --          (23)           --         121
Dividend payable                         --       --          --     --         --        --          (27)           --         (27)
Conversion of series D warrants          --       --      13,500     --         47        --           --            --          47
                                   --------  -------  ----------    ---    -------     -----     --------       -------     -------
BALANCE AT DECEMBER 31, 2004            208  $ 1,504  33,581,689     34    $51,825     $  --     $(40,672)      $   340     $13,031
                                   ========  =======  ==========    ===    =======     =====     ========       =======     =======
Net income                               --       --          --     --         --        --        7,701            --       7,701
Foreign currency translation
   adjustment                            --       --          --     --         --        --           --        (1,218)     (1,218)
Exercise of stock options                --       --     690,807      1      1,902        --           --            --       1,903
Common stock issued for
   acquisitions                          --       --     331,104     --      2,278        --           --            --       2,278
Restricted stock awards                  --       --      84,500     --        538      (403)          --            --         135
Conversion of series D preferred
   stock                               (208)  (1,504)  1,040,000      1      1,503        --           --            --          --
Cash dividend on series D
   preferred stock                       --       --          --     --         --        --          (14)           --         (14)
Conversion of warrants                   --       --     447,250     --      1,552        --           --            --       1,552
Dividend paid in common stock on
   series D preferred stock              --       --       5,075     --         27        --           --            --          27
                                   --------  -------  ----------    ---    -------     -----     --------       -------     -------
BALANCE AT DECEMBER 31, 2005             --  $    --  36,180,425    $36    $59,625     $(403)    $(32,985)      $  (878)    $25,395
                                   ========  =======  ==========    ===    =======     =====     ========       =======     =======

          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                              For the Years ended December 31,
                                                                              --------------------------------
                                                                                   2005      2004      2003
                                                                                 -------   -------   -------
Cash flows from operating activities:
   Net income from continuing operations                                         $ 7,701   $ 3,253   $   761
      Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
         Depreciation and amortization                                             1,076       734     1,061
         Deferred tax expense (benefit)                                             (122)       46       (70)
         Non-cash compensation and other expenses                                    146        16        41
         Changes in assets and liabilities, net of effects of acquisitions:
            Accounts receivable, net                                              (7,114)   (3,002)      697
            Inventories, net                                                        (438)     (168)      670
            Other current assets                                                      73      (260)     (207)
            Accounts payable                                                       2,342     1,138      (370)
            Income taxes payable                                                   1,257       598       (86)
            Accrued expenses                                                       1,686       202      (141)
            Other current liabilities                                                935       320      (275)
      Net cash provided by discontinued operations                                    --        --       328
                                                                                 -------   -------   -------
Net cash provided by operations                                                    7,542     2,877     2,409
                                                                                 -------   -------   -------

Cash flows from investing activities:
   Business acquisitions, net of cash acquired                                    (3,990)       --        (7)
   Additions to property and equipment                                              (507)     (252)     (124)
   Other assets                                                                     (182)      (64)        3
   Increase in restricted cash                                                      (127)      (82)       --
   Disposals of property, plant and equipment, net                                     7        --       140
   Payments received on note receivable                                              343       304       116
                                                                                 -------   -------   -------
Net cash provided by (used in) investing activities                               (4,456)      (94)      128
                                                                                 -------   -------   -------

Cash flows from financing activities:
   Proceeds from bank borrowing                                                    3,173        --        --
   Repayment of debt                                                                  --        --    (3,590)
   Proceeds from exercise of stock options and warrants                            3,455       236        63
   Purchase and retirement of Series C preferred stock                                --        --    (4,000)
   Net proceeds from issuance of Series D preferred stock                             --        --     7,260
   Dividends paid on preferred stock                                                 (14)     (182)       --
                                                                                 -------   -------   -------
Net cash provided by (used in) financing activities                                6,614        54      (267)
Effect of exchange rate changes on cash                                             (876)      484       (69)
Net increase in cash                                                               8,824     3,321     2,201
Cash and equivalents, beginning of year                                            8,138     4,817     2,616
                                                                                 -------   -------   -------
Cash and equivalents, end of year                                                $16,962   $ 8,138   $ 4,817
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

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

     VASCO Data Security International, Inc. and its wholly owned subsidiaries (the Company) design, develop, market and support security products and services which manage and protect against unauthorized access to computer systems of corporate and government customers. VASCO has operations in Belgium, Australia, Singapore, Shanghai and the United States (U.S.).

Principles of Consolidation

     The consolidated financial statements include the accounts of VASCO Data Security International, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation and Transactions

          The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. Foreign exchange transaction gains (losses) aggregating $330, $(538) and $146 are included in other income (expense) for 2005, 2004 and 2003, respectively. We implemented a hedging program in the second quarter of 2005 to minimize the impact of changes in currency rates.

Revenue Recognition

     The Company recognizes revenue in accordance with AICPA Statement of Position ("SOP") 97-2 and SEC Staff Accounting Bulletin ("SAB") 104. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the revenue is probable.

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

     Multiple-Element Arrangements: The Company allocates revenues to the various elements of the arrangements based on the estimated fair value of each deliverable as required by SOP 97-2 and Emerging Issues Task Force ("EITF") Issue No. 00-21. The fair value for each element is based on the price charged when that element is sold separately, price lists, renewal rates and other methods. When discounts are given in a multiple-element arrangement, a proportionate amount of the discount is applied to each element based on each element's fair value without regard to the discount. The estimated fair value of undelivered elements is deferred and recorded as revenue when services are performed or products are delivered.

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

Cash and equivalents

     The Company classifies as cash and equivalents amounts on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at time of purchase.

     Restricted cash of $181 at December 31, 2005 supports a bank guarantee issued in favor of a customer relating to a contract prepayment. Under the terms of the contract, the Company will have unrestricted use of this cash when it has fulfilled its commitment to deliver the products. The customer has the right to put a claim on the guarantee if the Company does not perform. The guarantee automatically ceases on January 31, 2012, but can be cancelled earlier upon mutual agreement of both parties or when all of the products have been delivered. The Company has materially fulfilled the contract during 2005 and it is the Company's intention to fulfill remaining deliveries during the first quarter of 2006.

Accounts Receivable and Allowance for Doubtful Accounts

          The Company records trade accounts receivable at invoice values, which are generally equal to fair value. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for goods and services. The Company analyzes accounts receivable, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The allowance is based on a specific review of all significant past-due accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

     Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) method. The Company maintains reserves for inventory where it appears that the carrying cost of the inventory may not be recovered through subsequent sale of the inventory. The Company analyzes the quantity of inventory on hand, the quantity sold in the past year, the anticipated sales volume in the form of sales to new customers as well as sales to previous customers, the expected sales price and the cost of making the sale when evaluating the valuation of our inventory. If the sales volume or sales price of a specific model declines significantly, additional writedowns may be required.

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

Research and Development Costs

     Costs for research and development, principally the design and development of hardware and software prior to the determination of technological feasibility, are expensed as incurred on a project-by-project basis. The Company's research and development costs were $3,579, $2,441 and $1,955 for 2005, 2004 and 2003, respectively.

Software Development Costs

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

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy currently defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. The Company's policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. The Company did not capitalize any software costs during the years ended December 31, 2005, 2004 and 2003.

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

     The Company has significant net operating loss carryforwards in the U. S. and other countries which are available to reduce the liability on future taxable income. A valuation reserve has been provided to offset these future benefits because we have not determined that their realization is more likely than not.

Fair Value of Financial Instruments

     At December 31, 2005 and 2004 the Company's financial instruments were accounts receivable, notes receivable, accounts payable and accrued liabilities. The estimated fair value of the Company's financial instruments has been determined by using available market information and appropriate valuation methodologies. The fair values of the Company's financial instruments were not materially different from their carrying amounts at December 31, 2005 and 2004.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the U. S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Valuation of Investment in Secured Services, Inc.

     The Company received from Secured Services, Inc. ("SSI") preferred stock and a note receivable in 2003 as consideration for assets of the VACMAN Enterprise business unit. Based on a detailed valuation, we established the initial value of the consideration received from SSI, using a discounted value of the payment streams expected from the note and the preferred stock. Interest income on the note is recorded over time at the discount rate. On an ongoing basis, the Company

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

reviews information made available by SSI through its public filings and evaluates that information within the context of the assumptions made by the independent valuation firm to determine if a reduction in the value of the investment in SSI is required.

     As of February 28, 2006, the Company's Chief Executive Officer, T. Kendall Hunt, had a beneficial ownership share of 8% in SSI. The Company does not use the equity method to account for its investment in SSI because we believe that Mr. Hunt does not have "significant influence" over the operating and finance policies of SSI. Accounting Principles Board Opinion 18 established 20% ownership as a benchmark indicator of significant influence. Emerging Issues Task Force (EITF) Issue 02-14 "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock" describes situations where side agreements or ownership of instruments other than common stock can indicate the existence of significant influence. No such side agreements exist and the Company's investments in convertible preferred shares and the note do not create significant influence.

     SSI has made all of its note payments through January 2006, but has not made its note payments in February or March 2006. The Company granted SSI a 90-day extension on the note in order to facilitate their planned capital raise. On February 28, 2006, SSI filed a Form 8-K report announcing a new financing arrangement for an initial $2,500 and a potential additional $2,500. If SSI is unsuccessful in executing their business plan, the remaining amount of the Company's investment is at risk. The Company holds a security interest in the software sold to SSI under the terms of the installment note. EITF Issue No. 03-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" provides guidelines for valuation of these investments. Based on a review of the facts, the Company has concluded that the current decline in fair value, if any, is temporary in nature. The Company has the ability and intent to hold the investment until its carrying value is realized. At December 31, 2005, there was no reduction in the carrying value of the Company's investment in SSI.

Goodwill and Other Intangibles

     The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". This statement replaced the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also established requirements for identifiable intangible assets, which included customer lists, proprietary technology. Intangible assets other than patents with definite lives are amortized over the useful life, generally three to seven years for proprietary technology. Patents are amortized over the life of the patent, generally 20 years in the U. S.

     The Company assesses the impairment of intangible assets and goodwill each year-end or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company completed its last review during December 2005. Factors considered important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. The Company assesses the recoverability of its software development costs against estimated future revenue for the individual products over the estimated remaining economic life of the software.

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

Stock-Based Compensation

     At December 31, 2005, the Company had a stock-based employee compensation plan, which is described more fully in Note 9. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost for options is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying Common Stock on the date of grant. In 2005, the Company granted restricted stock awards for 90,000 common shares, which will vest over a four year period. Compensation costs will be recorded on a straight-line basis over the vesting

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                                     Year Ended December 31,
                                                                   --------------------------
                                                                    2005      2004      2003
                                                                   ------   -------   -------
Net income (loss) available to common shareholders as reported     $7,687   $ 3,021   $(1,715)
Incremental stock-based employee compensation determined
   under fair-value-based methods for options, net of tax            (726)   (1,065)   (1,016)
                                                                   ------   -------   -------
      Pro forma net income (loss)                                  $6,961   $ 1,956   $(2,731)
                                                                   ======   =======   =======
Non-cash compensation cost included in net income (loss) for
   restricted stock or option awards (no tax effect, due to NOL)   $  135   $    --   $    41
                                                                   ======   =======   =======
Basic net income (loss) per common share
   As reported                                                     $ 0.22   $  0.09   $ (0.06)
   Pro forma                                                       $ 0.20   $  0.06   $ (0.09)

Diluted net income (loss) per common share
   As reported                                                     $ 0.21   $  0.09   $ (0.06)
   Pro forma                                                       $ 0.19   $  0.06   $ (0.09)

     For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003: dividend yield of 0%; expected volatility of 69%, 104%, 120%, respectively; risk free interest rates ranging from 4.21% to 4.23%, 4.08% to 4.27% and 4.07% to 4.19%, respectively;
and expected lives ranging from 4 to 7 years. The pro forma compensation cost for options is reduced for expected prevesting forfeitures and is amortized on a straight-line basis over the vesting period. Pro forma compensation cost is adjusted for actual forfeitures when they differ significantly from expected forfeitures.

     Effective January 1, 2006, the Company will adopt SFAS 123(R), "Share-Based Payment". This statement will require that fair value of options granted be included in expense over the vesting period. It is expected that the expense amounts recorded will be comparable to the estimated pro forma amounts reported under SFAS 123 in the table above.

Deferred Warranty

     The Company's standard practice is to provide a warranty on its authenticators for one year after the date of purchase. Customers may purchase extended warranties covering periods from one to three years after the standard warranty period. The Company defers the revenue associated with the extended warranty and recognizes it into income on a straight-line basis over the extended warranty period. The Company has historically experienced minimal actual claims over the warranty period.

Earnings per Common Share

     Basic earnings per share are based on the weighted average number of shares outstanding and exclude the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent they are not anti-dilutive. A reconciliation of the shares included in the basic and fully diluted earnings per share calculations is as follows:

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                           Year Ended December 31,
                                                    ------------------------------------
                                                       2005         2004         2003
                                                    ----------   ----------   ----------
Weighted average common shares outstanding
   Basic                                            35,429,000   32,216,000   29,270,000
   Incremental shares for the effect of dilutive:
      Stock options                                  1,577,000      816,000           --
      Warrants                                         154,000       28,000           --
      Restricted stock awards                           84,000           --           --
      Identikey acquisition shares                          --       68,000           --
                                                    ----------   ----------   ----------
         Dilutive                                   37,244,000   33,128,000   29,270,000
                                                    ==========   ==========   ==========

     Shares issuable from securities that could potentially effect diluted earnings per share in the future that were not included in the computation of diluted earnings per share because their effect was anti-dilutive were as follows:

                               2005       2004        2003
                              ------   ---------   ---------
Stock options                 25,000     300,500   2,926,375
Warrants                          --          --     600,000
Convertible preferred stock       --   2,320,260   4,000,000
                              ------   ---------   ---------
   Total                      25,000   2,620,760   7,526,375
                              ======   =========   =========

     The net income available to common shareholders for the years ended December 31, 2005 and 2004 would have been increased by $14 and $232, respectively, by adding back dividends related to the convertible preferred stock. Additionally, the net loss applicable to common stockholders for the year ended December 31, 2003 would have been decreased by adding back interest expense related to the convertible term loan of approximately $153 and the net loss would have been further decreased by adding back the beneficial conversion option, accretion and accrued dividends related to the convertible preferred stock of $4,471 in 2003.

Reclassifications

     Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the 2005 presentation, primarily to reflect amortization expense on the income statement as a separate line item and to reclassify certain payroll-related items from other accrued liabilities to accrued payroll on the balance sheet.

NOTE 2 - GOODWILL AND OTHER INTANGIBLES

     Intangible asset activity for the three years ended December 31, 2005 is as follows:

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                    Capitalized    Patents &           Intangible
                                     Technology   Trademarks   Other     Assets     Goodwill
                                    -----------   ----------   -----   ----------   --------
Net balance at December 31, 2002      $ 1,875        $ 57      $  35    $ 1,967      $  250
   Additions                                7          --         --          7          --
   Amortization expense                  (504)        (12)       (35)      (551)         --
                                      -------        ----      -----    -------      ------
Net balance at December 31, 2003        1,378          45         --      1,423         250
   Additions                              150          67         --        217          --
   Amortization expense                  (394)         (3)        --       (397)         --
                                      -------        ----      -----    -------      ------
Net balance at December 31, 2004        1,134         109         --      1,243         250
   Additions                              178           4        367        549       6,415
   Amortization expense                  (355)        (16)      (367)      (738)         --
                                      -------        ----      -----    -------      ------
Net balance at December 31, 2005      $   957        $ 97      $  --    $ 1,054      $6,665
                                      =======        ====      =====    =======      ======
December 31, 2005 balance at cost     $ 6,157        $116      $  --    $ 6,273      $7,638
   Accumulated amortization            (5,200)        (19)        --     (5,219)       (973)
                                      -------        ----      -----    -------      ------
Net balance at December 31, 2005      $   957        $ 97      $  --    $ 1,054      $6,665
                                      =======        ====      =====    =======      ======

Estimated amortization expense for the years ended:

December 31, 2006                  $392
December 31, 2007                   392
December 31, 2008                   120
December 31, 2009                    41
December 31, 2010 and thereafter    109

(1) 2005 amount reflects an intangible asset for firm purchase orders of AOS at the date of acquisition. The 2002 amount relates to customer lists obtained in a 1996 acquisition.

NOTE 3 - ACQUISITIONS

     On February 4, 2005, the Company acquired all of the share capital of A.O.S. Hagenuk B.V. ("AOS") a private limited liability company organized and existing under the laws of the Netherlands. The primary purpose for the acquisition was to obtain engineering expertise which is complimentary to our existing product lines. The base purchase price was EUR 5,000, of which EUR 3,750 was paid in cash and the remainder was paid in the Company's Common Stock. In addition to the base purchase price, a variable amount related to the gross profits collected on the sales of certain equipment will be paid to the seller over a period of two (2) years following the closing. AOS will be operated as a wholly-owned subsidiary of the Company, accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations.

     The aggregate purchase price was $7,263, consisting of $4,374 of cash, 262,641 shares of Common Stock valued at approximately $2,128, the assumed liability due AOS of $616 and direct costs of the acquisition of $145. The fair value of the common stock was determined based on the average market price of the Company's Common Stock over the period including several days before the closing date, February 4, 2005. The following table summarizes the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                  February 4, 2005
                                  ----------------
                                    (Unaudited)
Cash                                   $  529
Accounts receivable, net                  466
Inventory                                  11
Prepaid expenses                           47
Other current assets                      608
Property and equipment, net               122
                                       ------
   Total assets acquired                1,783
                                       ------
Accounts payable                           47
Deferred revenue                        1,071
Deferred income taxes                      28
Accrued expenses                          156
                                       ------
   Total liabilities assumed            1,302
                                       ------
   Net assets acquired                 $  481
                                       ======

     The total purchase price was allocated as follows:

                                 Amount
                              -----------
                              (Unaudited)
Net assets acquired              $  481
Capitalized purchase orders         367
Goodwill                          6,415
                                 ------
                                 $7,263
                                 ======

     The following summarized unaudited pro forma financial information for the years ended December 31, 2005 and 2004 and assumes the AOS acquisition occurred as of January 1 of each year:

                                                  2005          2004
                                              -----------   -----------
                                              (Unaudited)   (Unaudited)
Net revenues                                    $55,185       $34,449
Net income available to common shareholders       7,441         1,833
Basic net income per common share               $  0.21       $  0.06
Diluted net income per common share                0.20          0.06

     The pro forma results include the amortization of intangibles acquired and a reduction of revenue related to the estimated fair value of the deferred revenue acquired. The Company does not record amortization expense related to goodwill, but rather reviews the carrying value of the asset for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had actually been completed on January 1, 2005 or 2004, nor are they necessarily indicative of future consolidated results.

NOTE 4 - INVENTORIES

     Inventories, net of valuation allowance of $239 and $198 at December 31, 2005 and 2004, respectively, are comprised of the following:

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                       December 31,
                                     ---------------
                                      2005     2004
                                     ------   ------
Component parts                      $  601   $  601
Work-in-process and finished goods      969      745
                                     ------   ------
   Total                             $1,570   $1,346
                                     ======   ======

NOTE 5 - INCOME TAXES

     At December 31, 2005, the Company has U. S. net operating loss carryforwards approximating $25,810 and foreign net operating loss carryforwards approximating $4,595. Such losses are available to offset future taxable income in the respective jurisdictions. The U. S. loss carryforwards expire in varying amounts beginning in 2012 and continuing through 2018. The foreign loss carryforwards have no expiration dates. In addition, if certain substantial changes in the Company's ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized.

     Income (loss) before income taxes was generated in the following jurisdictions:

                             For the Years Ended December 31,
                             --------------------------------
                                  2005     2004      2003
                                -------   ------   -------
Domestic:
   Continuing operations        $   634   $1,128   $(1,989)
   Discontinued operations           --       --     1,995
                                -------   ------   -------
      Total domestic                634    1,128         6
Foreign                          10,894    4,005     3,147
                                -------   ------   -------
   Total                        $11,528   $5,133   $ 3,153
                                =======   ======   =======

     The provision (benefit) for income taxes consists of the following:

                       For the Years Ended December 31,
                       --------------------------------
                             2005     2004    2003
                            ------   ------   ----
Current:
   Federal                  $   20   $   25   $ --
   Foreign                   3,713    1,809    467
                            ------   ------   ----
      Total current          3,733    1,834    467
                            ------   ------   ----
Deferred:
   Foreign                      94       46    (70)
                            ------   ------   ----
      Total deferred            94       46    (70)
                            ------   ------   ----
      Total                 $3,827   $1,880   $397
                            ======   ======   ====

     The differences between income tax provision computed using the statutory federal income tax rate of 35% and the provision for income taxes reported in the consolidated statements of operations are as follows:

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                For the Years Ended December 31,
                                                                --------------------------------
                                                                     2005     2004     2003
                                                                    ------   ------   ------
Expected tax benefit at statutory rate                              $4,035   $1,797   $1,103
Increase (decrease) in income taxes resulting from:
   Change in valuation allowance due to the net
      utilization of net operating loss carryforwards                 (315)     (26)    (739)
  Foreign taxes at rates other than the federal statutory rate          92       --       15
  Other, net                                                            15      109       18
                                                                    ------   ------   ------
      Total                                                         $3,827   $1,880   $  397
                                                                    ======   ======   ======

     Included in the net change in the valuation allowance are differences between estimates used for book purposes and the actual tax return as filed for fiscal year 2004 and 2003.

     The deferred income tax balances are comprised of the following:

                                               As of December 31,
                                              -------------------
                                                2005       2004
                                              --------   --------
Deferred tax assets:
   U.S. net operating loss carryforwards      $ 10,086   $ 10,356
   Foreign net operating loss carryforwards      1,562      1,800
   Accounts receivable                               6          6
   Inventory                                        32         23
   Fixed assets                                     (5)        11
   Accrued expenses                                169         53
   Deferred revenue                                 --         26
                                              --------   --------
      Total gross deferred tax assets           11,850     12,275
      Less valuation allowance                 (11,733)   (12,252)
                                              --------   --------
         Net deferred income taxes            $    117   $     23
                                              ========   ========

     The net change in the total valuation allowance for the years ended December 31, 2005, 2004 and 2003 was an increase (decrease) of $(519), $22 and $(215), respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these temporary differences become deductible. This valuation allowance will be reviewed on a regular basis and adjustments made as appropriate. In 2005 and 2004, the Company utilized $560 and $1,060 of its U. S. net operating loss carryforwards. In 2005, the Company also utilized $1,235 of foreign net operating loss carryforwards and generated $936 of new foreign net operating loss carryforwards. The Company has provided a valuation allowance at December 31, 2005 for all of the gross deferred tax assets except for those associated with its Belgian operating entity. The Company anticipates realizing this deferred tax asset in the future as the Company expects to generate taxable income in Belgium in 2006.

NOTE 6 - DEFERRED WARRANTY

     The Company's standard practice is to provide a warranty on its Digipasses for two years after the date of purchase. Customers may purchase extended warranties covering periods from one to four years after the standard warranty period. The Company defers the revenue associated with the extended warranty and recognizes it into income on a straight-line basis over the extended warranty period.

     Deferred warranty at December 31, 2005 which will be earned in 2006 is $83 and is included in other current assets. The long-term deferred warranty revenue as of December 31, 2005 will be recognized as income as follows:

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

  Year     Amount
--------   ------
2007        $116
2008          99
2009          36
2010           5
            ----
   Total    $256
            ====

NOTE 7 - DEBT

     The Company maintains an overdraft agreement with Fortis Banque/Bank of Belgium. Under terms of the agreement, the Company can borrow an amount equal to 80% of its Belgium subsidiary's defined accounts receivable up to a maximum of 3,500 U.S. Dollars or Euros. Borrowings under the overdraft agreement accrue interest at an annual rate of 5.7% and the Company is obligated to pay a quarterly commitment fee of 0.125%. As of December 31, 2005, borrowings under the agreement totaled $3,173. The assets, excluding inventory, of the Belgian subsidiary secure the agreement and while it has no specific termination date, it can be terminated with thirty (30) days notice. The agreement is governed by the General Lending Conditions for Corporate Customers, registered in Brussels, Belgium on December 20, 2001.

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

     Interest expense related to debt was $120, $0 and $157 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 8 - STOCKHOLDERS' EQUITY

Preferred Stock

     On February 17, 2005, the Company, in accordance with the Designation of Rights and Preferences of the Series D 5% Cumulative Convertible Voting Preferred Stock (the "Series D Preferred Stock"), issued a call for mandatory conversion of all outstanding shares of the Series D Preferred Stock. The accrued dividends through the conversion date of $14 were paid. In addition, 5,075 shares of Common Stock were issued as dividends to the Series D preferred stockholders in the first quarter of 2005.

     On September 11, 2003, the Company sold 800 shares of Series D 5% Cumulative Convertible Voting Preferred Stock (the "Series D Preferred Stock") and 600,000 detachable warrants to purchase Common Stock. The Series D Preferred Stock carried a 5% dividend and was convertible into 4,000,000 shares of Common Stock at a fixed price of $2.00 per share. The implied value of the Series D Preferred Stock was $5,714 calculated based upon the annual dividend rate divided by a required rate of return. The warrants are exercisable, over a five-year period, at $3.47 per share and were valued at $1,455 using the Black-Scholes pricing model. Of the net proceeds from the sale, $5,786 was allocated to the Series D Preferred Stock and $1,474 was allocated to the warrants based upon their relative fair values. In addition, a beneficial conversion value was calculated for the Series D Preferred Stock as the difference between the price of the Company's Common Stock at the transaction date and the conversion price of the Series D Preferred Stock. The amount of the beneficial conversion, $3,720, is analogous to a preferred dividend and was recorded to accumulated deficit. In 2004, 592 shares of the Series D Preferred Stock were converted resulting in the issuance of 2,960,000 shares of the Company's Common Stock. See Common Stock.

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

Warrants

     Warrant activity for the years ended December 31, 2005, 2004 and 2003 is summarized below:

                                                    Weighted
                                    Number of   Average Exercise
                                     Shares           Price        Exercise Price
                                   ----------   ----------------   --------------
Outstanding at December 31, 2002    1,239,474        $11.10        $4.25 - $15.00
   Granted                            600,000          3.47                  3.47
   Cancelled                       (1,239,474)        11.10         4.25 - 15.00
                                   ----------
Outstanding at December 31, 2003      600,000          3.47                  3.47
   Exercised                          (13,500)         3.47                  3.47
                                   ----------
Outstanding at December 31, 2004      586,500          3.47                  3.47
   Exercised                         (447,250)         3.47                  3.47
                                   ----------
Outstanding at December 31, 2005      139,250          3.47                  3.47
                                   ==========

NOTE 9 - STOCK COMPENSATION PLAN

     The Company's 1997 Stock Compensation Plan, as amended and restated in 1999, ("Compensation Plan") is designed and intended as a performance incentive. The Compensation Plan is administered by the Compensation Committee as appointed by the Board of Directors of the Company ("Compensation Committee").

     The Compensation Plan permits the grant of options to employees of the Company to purchase shares of Common Stock and is intended to be a nonqualified plan. All options granted to employees have been for a period of either seven or ten years, are granted at a price equal to the fair market value of the Common Stock on the date of the grant and have typically vested 25% on the first anniversary of the grant, with an additional 25% vesting on each subsequent anniversary of the grant. Alternative vesting schedules may include either date or event-based vesting.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

     The Compensation Plan further permits the grant of options to directors, consultants and other key persons (non-employees) to purchase shares of Common Stock. All options granted to non-employees have been granted at a price equal to the fair market value of the Common Stock on the date of the grant, and have contained vesting requirements and/or restrictions as determined by the Compensation Committee at the time of grant. Non-cash compensation expense of $135, $0 and $41 was recognized in 2005, 2004 and 2003, respectively, in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. 25. This expense was for restricted stock granted in 2005 and for stock options issued to officers of the Company who are located outside the U.S. and whose services are rendered under consulting agreements.

     As of December 31, 2005, the Compensation Plan was authorized to issue options representing up to 7,236,085 shares of the Company's Common Stock. The authorized shares under the Compensation Plan represent 20% of the issued and outstanding shares of the Company.

     The following is a summary of activity under the Compensation Plan:

                                     Options Outstanding       Options Exercisable
                                   -----------------------   ----------------------
                                                Weighted -               Weighted -   Weighted-Average
                                    Number of     Average    Number of     Average      Fair Value of
                                     Shares        Price       Shares       Price      Options Granted
                                   ----------   ----------   ---------   ----------   ----------------
Outstanding at December 31, 2002    4,609,000      $3.12     1,917,056      $3.63
   Granted                            591,000       0.75                                    $ .50
   Exercised                          (35,800)      1.77
   Forfeited                       (2,237,825)      3.31
                                   ----------
Outstanding at December 31, 2003    2,926,375       2.55     1,651,534       3.11
   Granted                            441,500       2.53                                     1.59
   Exercised                         (118,062)      1.59
   Forfeited                         (623,375)      1.90
                                   ----------
Outstanding at December 31, 2004    2,626,438       2.75     1,947,612       3.10
                                   ----------
   Granted                            338,000       6.38                                     4.27
   Exercised                         (690,807)      2.75
   Forfeited                          (55,784)      4.02
Outstanding at December 31, 2005    2,217,847       3.27     1,708,304       3.27
                                   ==========

     In 2004, the Company included 577,000 stock options that were not accepted by employees in the forfeited line.

     The following table summarizes information about stock options outstanding at December 31, 2005:

                                      Options Outstanding                Options Exercisable
                           -----------------------------------------   ----------------------
                                          Weighted -      Weighted -               Weighted -
                                            Average         Average                  Average
                           Number of       Remaining       Exercise    Number of    Exercise
Range of Exercise Prices     Shares    Contractual Life      Price       Shares       Price
------------------------   ---------   ----------------   ----------   ---------   ----------
Under $2.00                  777,899       6.6 years        $ 0.96       698,566     $ 0.99
$2.00 to $4.00               745,987       6.8 years          2.49       551,806       2.49
$4.00 to $6.00               210,000       1.5 years          4.29       210,000       4.29
$6.00 to $8.00               323,711       9.0 years          6.38        87,703       6.39
Over $8.00                   160,250       4.4 years         10.43       160,250      10.43
                           ---------                                   ---------
                           2,217,847                                   1,708,325
                           =========                                   =========

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

     In 2002, the Company loaned Belgian employees who received stock options in 1999 and 2000, 142 Euros to pay taxes assessed on those options by the Belgian Government. Even though stock options granted to all employees were granted at prices equal to the fair market value of the Common Stock on the date of the grant, Belgian employees who were recipients of stock options were assessed taxes based on the value determined under Belgian tax legislation dated March 26, 1999. The total amounts advanced in 2002 were based on each recipient's specific tax assessment. Due to the uncertainty of collecting the amounts loaned to the employees, the notes have been fully reserved for as of December 31, 2005 and 2004.

     In 2005, the Company granted restricted stock awards for 90,000 common shares to employees. These awards vest over a four year period. Compensation cost equal to the market value of the stock of $6.38 on the date granted will be recorded on a straight-line basis over the vesting period. Restricted shares outstanding at December 31, 2005 were 84,500.

NOTE 10 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                     For the Years ended December 31,
                                                                   ------------------------------------
                                                                      2005         2004         2003
                                                                   ----------   ----------   ----------
Supplemental disclosure of cash flow information:
   Interest paid                                                   $       91   $       17   $      157
   Income taxes paid                                               $    2,641   $    1,294   $      749

Supplemental disclosure of non-cash investing activities:
   Common stock issued in connection with acquisition              $    2,278   $       --   $       --
   Note receivable and preferred stock received
      from sale of business unit                                   $       --   $       --   $    1,553
   Accrued capitalized technology                                  $       --   $      150   $       --

Supplemental disclosure of non-cash financing activities:
   Common stock issued to redeem Series C preferred stock
      and warrants (in shares)                                             --           --    2,000,000
   Common stock issued to redeem Series D preferred stock
      upon conversion of preferred shares (in shares)               1,040,000    2,960,000           --
   Common stock issued to redeem Series D preferred stock          $    1,504   $    4,282   $       --
   Increase in additional paid--in capital related to beneficial
      conversion of Series D preferred stock                       $       --   $       --   $    3,720
   Deemed dividend on preferred stock                              $       --   $       --       (3,720)
   Dividends accrued on preferred stock                            $       --   $      (27)        (121)
   Common stock issued as dividends to Series D preferred stock
      shareholders (5,075 and 64,843 shares in 2005 and 2004)      $       27   $      144   $       --

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


NOTE 11 - DISCONTINUED OPERATIONS

     In July 2003, VASCO sold its VACMAN Enterprise ("VME") business, originally known as Intellisoft and/or Snareworks, to SecureD Services, Inc. ("SSI"). Under the terms of the agreement, VASCO received a senior secured promissory note with a face value of approximately $1,100, valued at $1,000 for book purposes, and 2,000,000 shares of Convertible Preferred Stock from SSI, valued at $600 for book purposes, in exchange for the VACMAN Enterprise assets. The promissory note bears a 6% interest rate and is payable in 36 equal and consecutive monthly payments. The Preferred Stock includes a 6% cumulative stock dividend, payable quarterly, and can be converted into SSI's common stock at defined intervals beginning July 1, 2005. The valuation reserve taken on each asset received, that is the difference between the face value and the amount recorded for both the note and the preferred stock, reflects the Company's detailed assessment of the value of each of the financial instruments received. In its assessment, the Company considered, among other factors, the start-up nature of SSI, its business plan, its need for future financing, the trading activity of SSI's stock in the open market and a market rate of return for investments in start-up companies.

     In accordance with Statement of Financial Accounting Standard (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the assets and liabilities of this business unit have been disaggregated from the operational assets and liabilities of the Company. There were no assets of and liabilities related to discontinued operations as of December 31, 2005 and 2004. The results of the operations of VME for the twelve months ended December 31, 2003 have been reported as results of discontinued operations. The Company recorded a gain on the sale of $1,400, comprised of the proceeds of $1,600 less net basis in the assets sold and related fees of the sale. Prior to the sale, during 2003, discontinued operations had revenue of $1,033, cost of sales of $82 and operating expenses of $313.

NOTE 12 - EMPLOYEE BENEFIT PLAN

     The Company maintains a defined contribution pension plan for its U. S. employees established pursuant to the provisions of Section 401(k) of the Internal Revenue Code, which provides benefits for eligible employees of the Company. In January 2001, the Company amended its benefit plan to allow Company-matching. For the years ended December 31, 2005, 2004 and 2003, the Company contributed $31, $21 and $23, respectively, to this plan.

     The Company also maintains a pension plan for its Belgian employees, in compliance with Belgian law. The plan is a defined contribution plan, but has a minimum return guarantee under Belgian law. Returns guaranteed by the pension plan administrator are essentially equal to the legal requirement. For the years ended December 31, 2005, 2004 and 2003, the Company contributed $160, $127 and $84, respectively, to this plan.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


NOTE 13 - GEOGRAPHIC AND CUSTOMER INFORMATION

     The Company records revenue in country that has responsibility for the transaction. Information regarding geographic areas for the years ended December 31, 2005, 2004 and 2003 is as follows and has been restated in 2003 to reflect discontinued operations:

                                                     United States    Europe    Other     Total
                                                     -------------   -------   -------   -------
                       2005
Revenue                                                  $3,687      $39,219    11,673   $54,579
Gross profit                                              3,232       25,253     7,443    34,438
Long-lived assets                                           755        7,706       901     3,128

                       2004
Revenue                                                  $3,105      $24,245   $ 2,543   $29,893
Gross profit                                              2,816       15,891     2,002    20,709
Long-lived assets                                         2,076          913       139     3,128

                       2003
Revenue from continuing operations                       $1,498      $19,201   $ 2,167   $22,866
Gross profit from continuing operations                   1,299       11,173     1,384    13,856
Income from discontinued operations                         638           --        --       638
Gain on sale of discontinued operations                   1,357           --        --     1,357
Long-lived assets related to continuing operations        2,610          973       143     3,726

     For the years 2005, 2004 and 2003, the Company's top 10 customers contributed 64%, 60% and 71%, respectively, of total worldwide revenues. In 2005, two customers accounted for 13.5% and 11.3% of the Company's revenues. In 2004, three customers accounted for 12.6%, 12.0% and 11.8% of the Company's revenues. In 2003, two customers accounted for 24.7% and 14.1% of the Company's revenues.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

     The Company leases office space and automobiles under operating lease agreements expiring at various times through 2012. Future minimum rental payments required under non-cancelable leases are as follows:

Year         Amount
----         ------
2006         $1,048
2007            950
2008            875
2009            738
2010            564
Thereafter      405
             ------
   Total     $4,580
             ======

     Rent expense under operating leases aggregated approximately $836, $851 and $685 for the years ended December 31, 2005, 2004 and 2003, respectively. Rent expense is recorded on a straight-line basis over the life of the lease agreement.

     From time to time, the Company has been involved in litigation incidental to the conduct of its business. Currently, the Company is not a party to any lawsuit or proceeding that, in management's opinion, is likely to have a material adverse effect on its business, financial condition or results of operations.

NOTE 15 - RESTRUCTURING

     During the fourth quarter of 2002, the Company recorded restructuring charges of $319 related to operations in France and excess space in its U.S. headquarters. In 2005, the Company resolved all issues associated with the closure of the French operation and reversed reserves that were no longer needed, some of which had been recorded prior to the decision to close the operation, resulting in a gain of $172. In 2004, $32 was reversed from restructuring accruals as a result of the renegotiation of the Corporate Headquarters' office lease.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


NOTE 16 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     No material fourth quarter adjustments were recorded in 2005 or 2004. The quarterly results of operations are as follows:

                         FIRST     SECOND    THIRD     FOURTH
                        QUARTER   QUARTER   QUARTER   QUARTER
                        -------   -------   -------   -------
         2005
Net sales               $11,443   $12,345   $13,272   $17,519
Gross profit              7,220     8,049     8,134    11,035
Operating expenses        5,298     5,764     5,596     6,827
Operating income          1,922     2,285     2,538     4,208
Net income                1,407     1,581     1,751     2,962
Net income per share:
   Basic                $  0.04   $  0.04   $  0.05   $  0.08
   Fully diluted           0.04      0.04      0.05      0.08

         2004
Net sales               $ 6,021   $ 7,174   $ 7,400   $ 9,298
Gross profit              4,446     5,075     5,156     6,032
Operating expenses        3,547     3,596     3,475     4,539
Operating income            899     1,479     1,681     1,493
Net income                  583       953     1,201       516

Net income per share:
   Basic                $  0.02   $  0.03   $  0.03   $  0.02
   Fully diluted           0.02      0.03      0.03      0.02

     Due to rounding in earnings per share, the sum of the quarters may not be equal to the full year.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                   SCHEDULE II

                     VASCO DATA SECURITY INTERNATIONAL, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                  Beginning     Expense      Accounts     Ending
                                   Balance    (Recovery)   Written Off   Balance
                                  ---------   ----------   -----------   -------
Allowance for Doubtful Accounts
for Trade Accounts Receivable
Year ended December 31, 2005         $160       $  31         $(36)        $156
Year ended December 31, 2004          471        (108)         (203)        160
Year ended December 31, 2003          461          92          (82)         471

                                               Obsolescence
                                   Beginning      Expense      Inventory     Ending
                                    Balance     (Recovery)    Written Off   Balance
                                   ---------   ------------   -----------   -------
Reserve for Obsolete Inventories
Year ended December 31, 2005          $198         $ 68          $(27)        $239
Year ended December 31, 2004           252           (3)          (51)         198
Year ended December 31, 2003           112          140            --          252

   See accompanying report of independent registered public accounting firm.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2006.

                                        VASCO Data Security International, Inc.


                                        /s/ T. Kendall Hunt
                                        ----------------------------------------
                                        T. Kendall Hunt
                                        Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED ON MARCH 15, 2006.

                                POWER OF ATTORNEY

     Each of the undersigned, in his capacity as an officer or director, or both, as the case may be, of VASCO Data Security International, Inc. does hereby appoint T. Kendall Hunt, and each of them severally, his true and lawful attorneys or attorney to execute in his name, place and stead, in his capacity as director or officer, or both, as the case may be, this Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and any and all amendments thereto and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission. Each of said attorneys shall have power to act hereunder with or without the other attorney and shall have full power and authority to do and perform in the name and on behalf of each of said directors or officers, or both, as the case may be, every act whatsoever requisite or necessary to be done in the premises, as fully and to all intents and purposes as to which each of said officers or directors, or both, as the case may be, might or could do in person, hereby ratifying and confirming all that said attorneys or attorney may lawfully do or cause to be done by virtue hereof.

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


/s/ Michael P. Cullinane                Director
-------------------------------------
Michael P. Cullinane


/s/ Michael A. Mulshine                 Director
-------------------------------------
Michael A. Mulshine


/s/ John R. Walter                      Director
-------------------------------------
John R. Walter


/s/ John N. Fox, Jr.                    Director
-------------------------------------
John N. Fox, Jr.