Form 10-Q
period 2006-03-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2006-05-10
CIK 1044777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2006
or

☐	transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

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
Registrant’s telephone number, including area code: (630) 932-8844
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act).
     Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 30, 2006, 36,386,549 shares of the Company’s Common Stock, $.001 par value per share (“Common Stock”), were outstanding.

VASCO Data Security International, Inc.
Form 10-Q
For The Three Months Ended March 31, 2006

This report may contain the following trademarks of the Company, some of which are registered: VASCO, AccessKey, VACMan Server and VACMan/CryptaPak, AuthentiCard and Digipass.

VASCO Data Security International, Inc.
Consolidated Balance Sheets
(In thousands except share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$15,068	$16,962
Restricted cash	185	181
Accounts receivable, net of allowance for doubtful accounts	11,533	12,083
Inventories	2,295	1,570
Prepaid expenses	636	726
Deferred income taxes	447	117
Foreign sales tax receivable	611	89
Other current assets	407	451

Total current assets	31,182	32,179

Property and equipment:
Furniture and fixtures	1,873	1,893
Office equipment	1,801	2,155

	3,674	4,048
Accumulated depreciation	(2,610)	(3,066)

Property and equipment, net	1,064	982

Intangible assets, net of accumulated amortization	982	1,054
Goodwill	6,665	6,665
Investment in Secured Services, Inc.	—	600
Other assets	25	25

Total assets	$39,918	$41,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowing	$776	$$3,173
Accounts payable	3,805	4,753
Deferred revenue	1,089	1,765
Accrued wages and payroll taxes	1,971	2,329
Income taxes payable	2,631	1,547
Other accrued expenses	2,214	2,287

Total current liabilities	12,486	15,854

Deferred warranty revenues	248	256

Stockholders’ equity:
Common stock, $.001 par value — 75,000,000 shares authorized; 36,329,549 shares issued and outstanding at March 31, 2006 and 36,180,425 issued and outstanding at December 31, 2005	36	36
Additional paid-in capital	59,575	59,625
Deferred compensation	—	(403)
Accumulated deficit	(31,814)	(32,985)
Accumulated other comprehensive loss —
Cumulative translation adjustment	(613)	(878)

Total stockholders’ equity	27,184	25,395

Total liabilities and stockholders’ equity	$39,918	$41,505

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three months ended
	March 31,
	2006	2005
Net revenues	$13,690	$11,444
Cost of goods sold	4,239	4,223

Gross profit	9,451	7,221

Operating costs:
Sales and marketing	3,977	3,337
Research and development	942	809
General and administrative	1,534	974
Amortization of intangible assets	98	177

Total operating costs	6,551	5,297

Operating income	2,900	1,924

Impairment of investment in Secured Services, Inc.	(789)	—
Interest income, net	60	25
Other income (expense)	(27)	216

Income before income taxes	2,144	2,165
Provision for income taxes	974	758

Net income	1,170	1,407
Preferred stock dividends	—	(14)

Net income available to common shareholders	$1,170	$1,393

Basic net income per common share	$0.03	$0.04
Fully diluted net income per common share	$0.03	$0.04

Weighted average common shares outstanding:
Basic	36,114	34,423

Fully diluted	37,712	36,326

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2006	2005
Net income	$1,170	$1,407

Other comprehensive income (loss) —
Cumulative translation adjustment	265	(402)

Comprehensive income	$1,435	$1,005

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

		Three Months Ended March 31,
		2006	2005
Cash flows from operating activities:
Net income from continuing operations		$1,170	$1,407
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Impairment of investments in Secured Services, Inc.		789	—
Depreciation and amortization		197	245
Non-cash compensation expense		282	36
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, net		733	(1,129)
Inventories		(688)	6
Prepaid expenses		94	87
Foreign sales tax receivable		(510)	(34)
Other current assets		(172)	75
Other assets		(330)	—
Accounts payable		(1,019)	16
Deferred revenue		(689)	(137)
Accrued wages and payroll taxes		(388)	173
Income taxes payable		1,043	739
Accrued expenses		(100)	(56)
Deferred warranty revenues		(8)	49

Net cash provided by operating activities		404	1,477

Cash flows from investing activities:
Additions to property and equipment, net		(165)	(29)
Acquisition of AOS-Hagenuk less cash acquired		—	(4,039)
Additions to intangibles		(26)	—
Decrease in restricted cash		—	4
Payments received on SSI note receivable		30	82

Net cash used in investing activities		(161)	(3,982)

Cash flows from financing activities:
Repayment of borrowings		(2,397)	—
Proceeds from exercise of stock options		62	508
Proceeds from exercise of preferred stock warrants		11	572
Dividends paid on preferred stock	`	—	(14)

Net cash provided by (used in) financing activities		(2,324)	1,066

Effect of exchange rate changes on cash		187	(221)

Net decrease in cash		(1,894)	(1,660)
Cash, beginning of period		16,962	8,138

Cash, end of period		$15,068	$6,478

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.
Notes to Consolidated Financial Statements
(All amounts are in thousands, except per share data)
Note 1 — Summary of Significant Accounting Policies
Nature of Operations
     VASCO Data Security International, Inc. and its wholly owned subsidiaries (the Company) design, develop, market and support security products and services which manage and protect against unauthorized access to computer systems of corporate and government customers. VASCO has operations in Belgium, Australia, Singapore, China and the United States (U.S.).
Basis of Presentation
     The accompanying unaudited consolidated financial statements include the accounts of VASCO Data Security International, Inc. and its subsidiaries (collectively, the “Company” or “VASCO”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
Valuation of Investment in Secured Services, Inc.
     The Company received from Secured Services, Inc. (“SSI”) preferred stock and a note receivable in 2003 as consideration for assets of the VACMAN Enterprise business unit. Based on a detailed valuation, we established the initial value of the consideration received from SSI, using a discounted value of the payment streams expected from the note and the preferred stock. Interest income on the note is recorded over time at the discount rate. On an ongoing basis, the Company reviews information made available by SSI through its public filings and evaluates that information within the context of the assumptions made in the original valuation to determine if a reduction in the value of the investment in SSI is required.
     As of February 28, 2006, the Company’s Chief Executive Officer, T. Kendall Hunt, had a beneficial share ownership of 8% in SSI. The dilutive effect of securities issued by SSI on February 28, 2006 and repricing features under previously issued SSI financing arrangements would significantly reduce Mr. Hunt’s ownership share if the securities were converted to common as allowed under these agreements. The Company does not use the equity method to account for its investment in SSI because we believe that Mr. Hunt does not have “significant influence” over the operating and finance policies of SSI. Accounting Principles Board (“APB”) Opinion 18 established 20% ownership as a benchmark indicator of significant influence. EITF Issue 02-14 Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock describes situations where side agreements or ownership of instruments other than common stock can indicate the existence of significant influence. No such side agreements exist and VASCO’s investment in convertible preferred shares and note do not create significant influence.
     SSI has made all of its note payments through January 2006, but has not made its note payments in February, March, April or May 2006. In February 2006, the Company granted SSI a 90 day grace period on the note in order to facilitate their planned capital raise. On February 28, 2006, SSI filed a Form 8-K report announcing a new financing arrangement for an initial $2,500 and a potential additional $2,500. The 90 day grace period has expired and the Company has neither received payment nor a commitment from SSI that the note would be paid. While the Company holds a security interest in the software sold to SSI under the terms of the installment note, the net realizable value of the installment note is estimated to be nominal.
     Based on a review of the facts, the Company has concluded that the current decline in fair value is other than temporary in nature as defined in EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The Company has therefore recorded an asset impairment charge of $789 in the first quarter of 2006 to fully write down the value of the note receivable and the investment in SSI.
     No tax benefit was recorded for the asset impairment because the Company has a net operating loss carryforward in the U.S., for which the tax benefit is fully reserved. APB Opinion 28, Interim Financial Reporting, requires that the tax effects of significant unusual items should be reflected in the current period. As a result, the effective tax rate in the first quarter was 45.4%, which is higher than the expected annual effective tax rate of 33.2%.

Cash and Equivalents
     The Company classifies as cash and equivalents amounts on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at time of purchase.
     Restricted cash of $185 at March 31, 2006 supports a bank guarantee issued in favor of a customer relating to a contract prepayment. Under the terms of the contract, the Company will have unrestricted use of this cash when it has fulfilled its commitment to deliver the products. The customer has the right to put a claim on the guarantee if the Company does not perform. The guarantee automatically ceases on January 31, 2012, but can be cancelled earlier upon mutual agreement of both parties or when all of the products have been delivered.
Stock-Based Compensation
     As of January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement 123(R), Stock-Based Compensation. This statement requires the Company to estimate the fair value of stock options granted to employees, directors and others and to record compensation expense equal to the estimated fair value. The fair value of stock options at the date of grant is estimated using the Black-Scholes option pricing model, with the expected life adjusted to reflect the effect of post-vesting restrictions. This compensation expense is recorded on a straight-line basis over the vesting period of the options. Prior to January 1, 2006, the Company accounted for the stock options using the intrinsic method under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation expense related to the stock options was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant.
     The Company elected to use the modified prospective method to transition to Statement 123(R). Under this method, prior periods are not restated, but the remaining compensation cost for previously issued options is recorded over the remaining vesting period.
     All options granted under the plan were issued at market value on the date of grant, with contract terms of seven to ten years and vesting periods ranging from one to five years. The Company issues new shares for option exercises or stock grants. The following table summarizes option activity for the three months ended March 31, 2006 and options outstanding at March 31, 2006:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2006	2,218	$3.27	5.98	$14,773
Exercised	(30)	2.06	5.34	189
Forfeited or expired	(23)	3.86	6.69	133

Outstanding at March 31, 2006	2,165	3.28	5.73	10,981

At March 31, 2006:
Fully vested, exercisable options	1,827	$3.02	5.59	$9,793
Options expected to vest	282	4.67	6.53	989
Expected forfeitures	56	4.65	6.45	199

Total	2,165	3.28	5.73	$10,981

     The following table summarizes vesting activity for the three months ended March 31, 2006. The unrecognized compensation cost at March 31, 2006 is expected to be recognized over a weighted average period of 2.1 years.

		Weighted	Weighted	Unrecognized
		Average	Average	Compen-
		Grant Date	Remaining	sation
	Shares	Fair Value	Term	Cost
Non-vested shares at January 1, 2006	510	$3.43	6.80	$1,085
Vested	(149)	3.07	6.63
Forfeited	(23)	3.85	6.69

Non-vested shares at March 31, 2006	338	3.56	6.52	954

     In addition to stock options, the Company has granted restricted stock awards. Compensation expense is recorded for restricted stock awards based on the market value of the stock at the date of the grant, amortized ratably over the vesting period. This treatment was required by Statement 123(R) and prior statements. The following table summarizes compensation expense recorded and, for periods prior to January 1, 2006, illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended March 31,
	2006	2005
Compensation expense included in income:
Stock options	$157	$—
Restricted stock	125	34

Total	282	34
Income tax benefit	—	—

Effect on net income	$282	$34

Proforma stock compensation disclosures previously required by FASB Statement 123:
Net income available to common shareholders:
As reported		$1,393
Compensation expense, net of tax		173

Proforma		$1,220

Basic net income per share:
As reported		$0.04
Proforma		0.04
Fully diluted net income per share:
As reported		$0.04
Proforma		0.03

Weighted average fair value of options granted	None granted	$4.32
Assumptions used to value options granted:
Expected volatility	—	69%
Expected life	—	6 - 7 years
Risk free interest rate	—	4.23%
Expected dividends	—	—
Intrinsic value of options exercised	$189	$1,153
Fair value of shares vested	458	1,190
     The net effect of the adoption of Statement 123(R) in the first quarter of 2006 was to reduce income before taxes and net income by $157. Basic and fully diluted earnings per share were both reduced by $0.01. The Company included estimates of expected pre-vesting forfeitures in its pro forma disclosures under Statement 123. Such estimates were optional under Statement 123, but are now required under Statement 123(R) and must be adjusted to reflect actual forfeitures in subsequent periods. This adjustment for actual forfeitures was not significant for the periods reported here. Compensation expense and permanent tax benefits resulting from differences between U.S. tax treatment and financial accounting have not been recorded because the Company has a net operating loss carryforward which has been fully reserved in the U.S.

Earnings per Common Share
     Basic earnings per share is based on the weighted average number of shares outstanding and exclude the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent they are dilutive. A reconciliation of the shares included in the basic and fully diluted earnings per share calculations is as follows:

	Three Months Ended March 31,
	2006	2005
Weighted average common shares outstanding
Basic	36,114	34,423

Incremental shares with dilutive effect:
Stock options	1,356	1,580
Warrants	153	217
Restricted stock awards	89	37
Identikey acquisition shares	—	69

Dilutive	37,712	36,326

Note 2 — Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable represent sales made to customers on credit. An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payment for goods and services. Accounts receivable, net of the allowance for doubtful accounts, as of March 31, 2006 and December 31, 2005 are as follows:

	March 31,	December 31,
	2006	2005
Accounts receivable	$11,691	$12,239
Allowance for doubtful accounts	(158)	(156)

Accounts receivable, net	$11,533	$12,083

Note 3 — Inventories
     Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) method.
     Inventories are comprised of the following:

	March 31,	December 31,
	2006	2005
Component parts	$905	$601
Work-in-process and finished goods	1,390	969

Total	$2,295	$1,570

Note 4 — Goodwill and Other Intangibles
     Intangible asset data as of and for the three months ended March 31, 2006 is as follows:

			Total
	Capitalized	Patents &	Intangible
	Technology	Trademarks	Assets	Goodwill
Net balance at December 31, 2005	$957	$97	$1,054	$6,665
Additions	—	26	26	—
Amortization Expense	(96)	(2)	(98)	—

Net balance at March 31, 2006	$861	$121	$982	$6,665

Estimated amortization expense for the years ended:
December 31, 2006	$393
December 31, 2007	394
December 31, 2008	121
December 31, 2009	42
December 31, 2010 and thereafter	130
     Additions to Patents and Trademarks reflect legal costs associated with filing patents.
Note 5 — Bank Borrowing
     The Company maintains an overdraft agreement with Fortis Banque/Bank of Belgium. Under terms of the agreement, the Company can borrow an amount equal to 80% of its Belgium subsidiary’s defined accounts receivable up to a maximum of 3,500 U.S. Dollars or Euros. Borrowings in Euros accrue interest at an annual rate of 5.7% and borrowings in U.S. Dollars accrue interest at an annual rate equal to the average monthly prime rate as published daily by Reuters. The Company is obligated to pay a quarterly commitment fee of 0.125%. As of March 31, 2006, borrowings under the agreement totaled $776. The assets, excluding inventory, of the Belgian subsidiary secure the agreement and while it has no specific termination date, it can be terminated with thirty (30) days notice. The agreement is governed by the General Lending Conditions for Corporate Customers, registered in Brussels, Belgium on December 20, 2001.
Note 6 — Deferred Warranty
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
     Deferred warranty as of March 31, 2006 of $98 is included in other accrued expense and $248 is included in long term liabilities. The deferred warranty revenue will be recognized into income as follows:

Year	Amount
2006	$68
2007	121
2008	104
2009	41
2010	12

$346

Note 7 — Stockholders’ Equity
     The following table summarizes the activity of the Company’s Common Stock for the three months ended March 31, 2006:

	Common Stock Issued
	Number of	Value of
	Shares	Shares
Exercise of options	30	$62
Exercise of warrants	3	11
Restricted stock awards, net	116	1,107
     On February 17, 2005, the Company, in accordance with the Designation of Rights and Preferences of the Series D 5% Cumulative Convertible Voting Preferred Stock (the “Series D Preferred Stock”), issued a call for mandatory conversion of all outstanding shares of the Series D Preferred Stock. The accrued dividends through the conversion date of $14 were paid. In addition, 5 shares of Common Stock were issued as dividends to the Series D preferred stockholders in the first quarter of 2005.
     Note 8 — Supplemental Disclosures of Cash Flow Information

	Three months ended March 31,
	2006	2005
Supplemental disclosure of cash flow information:
Interest paid	$21	$—
Income taxes paid	246	$—

Supplemental disclosure of non-cash investing activities:
Common stock issued for acquisition (263 shares)	$—	$2,128

Supplemental disclosure of non-cash financing activities:
Common stock issued to redeem Series D preferred stock upon conversion (1,040 shares)	$—	$1,504

Common stock issued to Series D preferred stock shareholders as a dividend payment (5 shares)	$—	$27
Note 9 — Business Combination
     On February 4, 2005, the Company acquired all of the issued and outstanding shares of A.O.S. Hagenuk B.V. (“AOS”) a private limited liability company organized and existing under the laws of the Netherlands. The base purchase price was Euro 5,000, of which Euro 3,750 was paid in cash and the remainder was paid in the Company’s Common Stock. In addition to the base purchase price, a variable amount related to the gross profits collected on the sales of certain equipment will be paid to the seller over a period of two (2) years following the closing. No additional payments have been earned under this agreement through March 31, 2006. AOS will be operated as a wholly-owned subsidiary of the Company, accounted for using the purchase method in accordance with FASB Statement 141, Business Combinations.
     The aggregate purchase price was $7,263, consisting of $4,374 of cash, 263 shares of Common Stock valued at approximately $2,128, the assumed liability due AOS of $616 and estimated direct costs of the acquisition of $145. The fair value of the common stock was determined based on the average market price of the

Company’s Common Stock over the period including several days before the closing date, February 4, 2005. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition:

February 4,
2005
Cash	$529
Accounts receivable, net	466
Inventory	11
Prepaid expenses	47
Other current assets	608
Property and equipment, net	122

Total assets acquired	1,783

Accounts payable	47
Deferred revenue	1,071
Deferred income taxes	28
Accrued expenses	156

Total liabiltites assumed	1,302

Net assets acquired	$481

The purchase price has been allocated as follows:

Net assets acquired	$481
Capitalized purchase orders	367
Goodwill	6,415

$7,263

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except headcount, Digipass unit volume and unit price data)
     The following discussion is based upon the Company’s consolidated results of operations for the three months ended March 31, 2006 and 2005 (percentages in the discussion may be rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-Q and our most recent Annual Report filed on Form 10-K filed with the Securities and Exchange Commission.
     We design, develop, market and support identity authentication products that reduce the risk of loss from unauthorized transactions by validating a person’s identity using a one-time password and obtaining a legally-enforceable digital signature, if needed, for financial transactions. Our products are used currently in a wide variety of applications including, but not limited to, Internet banking, Internet brokerage, e-commerce applications dealing with web or mobile access and various corporate network access applications. As evidenced by our current customer base, our products are purchased by companies and, depending on the business application, are distributed to either their employees or their customers. Those customers may be other businesses or, as an example in the case of Internet banking, the banks’ retail customers.
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

Comparison of Results for the Three Months Ended March 31, 2006 and 2005.
     Industry Growth: We believe that, while there are no accurate measurements of the total industry’s size, the industry growth rate is increasing and will continue to grow at a significant rate into the foreseeable future. Growth is being driven by new government regulations, growing awareness of the impact of identity theft, and the growth in commerce that is transacted electronically. The issues driving the growth are global issues and the rate of adoption in each country is a function of that country’s culture, the competitive position of businesses operating in those countries, the country’s overall economic conditions and the degree to which businesses and consumers within the country use technology.
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
     Currency Fluctuations: In the first quarter of 2006 and 2005, approximately 94% and 83%, respectively, of our revenue was generated outside the United States. In addition, approximately 72% and 76% of our operating expenses in the first quarter of 2006 and 2005, respectively, were incurred outside of the United States.
     As a result, changes in currency, especially changes between the Euro to U.S. Dollar, can have a significant impact on revenue and expenses. To minimize the net impact of currency changes, we attempt to denominate our billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency. In addition, the majority of our supply contracts are denominated in U.S. dollars.
     The U.S. Dollar strengthened approximately 12% against the Euro for the quarter ended March 31, 2006 as compared to the same period in 2005. The U.S. Dollar strengthened approximately 6% against the Australian Dollar for the quarter ended March 31, 2006 as compared to the same period in 2005. We estimate that the strengthening of the U.S. Dollar versus the two currencies in 2006 compared to 2005 resulted in an decrease in revenues of approximately $794 for the quarter ended March 31, 2006 and an decrease in operating expenses of approximately $519 for the quarter ended March 31, 2006.
     The financial position and results of operations of our foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders’ equity. Revenues and expenses are translated at average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. Foreign exchange transaction losses aggregating $44 in the first quarter of 2006 compare to gains for the first quarter of 2005 of $199. The change in transaction gains and losses are primarily related to the fact that we implemented a foreign exchange hedging program in the second quarter of 2005 to minimize the impact of transaction gains or losses. Transaction gains and losses are included in other non-operating income (expense). Under the program, our Belgian subsidiary borrows U.S. dollars in an amount that is generally equal to its net U.S. dollar asset position. The U.S. dollars borrowed are converted to Euros and invested in short-term instruments. The borrowings under this program have not been designated as a foreign currency hedge as that term is defined in FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities. We plan to monitor the results of this program and, while we expect to continue the program for the near term, we may discontinue the program if it is deemed to be no longer necessary, ineffective or too costly.

Revenue
     Revenue by Geographic Regions: We sell the majority of our products in European countries with significant sales in the United States and other countries, primarily Australia, Asia/Pacific and South America. The breakdown of revenue for the three months ended March 31, 2006 and 2005 in each of our major geographic areas was as follows:

	Europe,
	Middle East,			Other
	Africa	United States	Asia	Countries	Total
Three months ended March 31:

Total Revenue:
2006	$9,534	$848	$1,222	$2,086	$13,690
2005	10,001	740	132	571	11,444

Percent of Total:
2006	70%	6%	9%	15%	100%
2005	88%	6%	1%	5%	100%
     Total revenue in the first quarter of 2006 increased $2,246 or 20% over the first quarter of 2005. The increase was primarily attributable to an increase in the number of Digipass units shipped and an increase in the average sales price per unit partially offset by the strengthening of the U.S. dollar, as previously noted.
     We shipped approximately 1,752,000 Digipass units in the first quarter of 2006, an increase of approximately 247,000 or 16% over the first quarter of 2005. The average selling price per Digipass units, including related software, was approximately $7.81 in the first quarter of 2006, an increase of $0.21 or 3% from the average price of approximately $7.60 in 2005. Management believes that the increase in Digipass units volume is attributed to the growth in its distribution channel, increased awareness of the need for strong authentication to combat identity theft and our ability to help customers deploy large volumes of high-quality Digipass units at an affordable price. We provide volume-purchase discounts to customers that place firm purchase orders for large-volume deployments.
     Revenue generated in Europe during the first quarter was $9,534, or 5% lower than the first quarter of 2005. The decrease in revenue in Europe was primarily related to a decrease in the number of Digipass units shipped in the region, and the strengthening of the U.S. dollar. We believe that the decline in unit volume in the first quarter reflects the fact that a number of our larger customers in the region requested higher unit volumes in the fourth quarter of 2005. We do not expect that the comparisons will continue to be negative in future quarters as new orders received in the first quarter of 2006 have been strong.
     Revenue generated in the United States and Asia during the first quarter was $108, or 15%, and $1,090 higher, respectively, than in the first quarter of 2005 and was primarily attributable to increased unit volume in 2006. Revenue generated from other countries during the first quarter was $1,515 or 265% higher and primarily reflects increased unit volumes in 2006.

     Revenue by Target Market: Revenues are generated currently from two primary markets, banking/finance (“Banking”) and corporate network access (“CNA”) through the use of both direct and indirect sales channels. The breakdown of revenue between the two primary markets is as follows:

	Banking	CNA	Total
Three months ended March 31:

Total Revenue:
2006	$11,192	$2,498	$13,690
2005	9,736	1,708	11,444

Percent of Total:
2006	82%	18%	100%
2005	85%	15%	100%
     Revenue in the first quarter of 2006 from the Banking market increased $1,456 or 15% over the first quarter of 2005 and revenue from the CNA market increased $790 or 46% in the same period. The increase in total revenues is attributable, in part, to the development of the indirect sales channel, which includes distributors, resellers, and solution partners. The indirect sales channel supplements our direct sales force in the Banking market and is the primary source of revenues in the CNA market.
     Revenue for CNA currently includes revenues generated through our OEM agreements and in the e-commerce market. We expect that the e-commerce market will be an important source of future revenue for us as our products will not only provide a higher level of security for purchases made over the Internet, they can also help protect our customers’ revenue stream by making it more difficult for subscribers to our customers’ Internet services to share passwords.

Gross Profit and Operating Expenses
     The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenues for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
Revenues	100.0%	100.0%
Cost of goods sold	31.0	36.9

Gross profit	69.0	63.1
Operating costs:
Sales and marketing	29.0	29.2
Research and development	6.9	7.1
General and administrative	11.2	8.5
Amortization of intangible assets	0.7	1.5

Total operating costs	47.8	46.3

Operating income	21.2	16.8
Interest income, net	0.4	0.2
Other income (expense), net	(0.2)	1.9
Impairment of investments in SSI	(5.8)	—

Income before income taxes	15.6	18.9
Provision for income taxes	7.1	6.6

Net income	8.5	12.3

Gross Profit
     Consolidated gross profit for the quarter ended March 31, 2006 was $9,451, an increase of $2,230, or 31%, from $7,221 for the quarter ended March 31, 2005. Gross profit as a percentage of revenue was 69% in the first quarter of 2006, as compared to 63% in the first quarter of 2005. The increase in the gross profit as a percentage of revenue is primarily related to the increase in the average selling price per Digipass unit and the lower cost of product produced partially offset by the stronger U.S. Dollar. The increase in the average selling price per Digipass unit primarily reflects the impact of the increase in CNA revenues as a percentage of total revenues.
     The average cost per Digipass unit sold declined approximately 14% in the first quarter of 2006 compared to the same period in 2005. The decline in cost is primarily attributable to a change in the mix of units sold and a reduction in the per-unit cost of most models.
     As previously noted, our purchases of inventory are denominated in U.S. dollars. Also, as previously noted, we denominate a portion of our sales in Euros in order to offset the effects of currency on operating expenses. As the U.S. dollar strengthened against the Euro and Australian Dollar, when compared to the first quarter of 2005, revenues from sales made in Euros and Australian Dollars decreased, as measured in U.S. Dollars, without the corresponding decrease in cost of goods sold. The changes in currency rates as noted above reduced revenue by approximately $794 for the three months ended March 31, 2006. The impact of currency also reduced the gross profit as a percentage of revenue by approximately 1.7 percentage points for the three months ended March 31, 2006.

Operating Expenses
     Our operating expenses are generally based on anticipated revenue levels and the majority of such expenses are fixed. As a result, small variations in the amount of revenue recognized in any given quarter could cause significant variations in the quarter-to-quarter comparisons of either the absolute amounts of operating income or operating income as a percentage of revenue. Due in part to changes in the accounting treatment for stock-based compensation plans, the first quarter of 2006 included $282 of expense related to stock-based compensation plans compared to $36 in the first quarter of 2005.
Sales and Marketing Expenses
     Consolidated sales and marketing expenses for the quarter ended March 31, 2006 were $3,977, an increase of $640, or 19%, from the first quarter of 2005. This increase was primarily due to increased direct headcount, increased marketing program expense, recruiting fees, travel expense and the cost of stock-related compensation, partially offset by the strength of the U.S. dollar compared to the Euro and Australian Dollar. We estimate that sales and marketing expenses would have been approximately $368 higher in the first quarter of 2006 had the exchange rates in 2006 been the same as in 2005. The average full-time sales and marketing employee headcount was 80 in the first quarter of 2006 compared to 65 in the first quarter of 2005.
Research and Development Expenses
     Consolidated research and development costs for the quarter ended March 31, 2006 were $942, an increase of $133, or 16%, from the first quarter of 2005. This increase was primarily due to increased direct headcount, increased facility costs and the cost of third-party R&D services partially offset by the strength of the U.S. dollar compared to the Euro and Australian Dollar. We estimate that research and development expenses would have been approximately $88 higher in the first quarter of 2006 had the exchange rates in 2006 been the same as in 2005. Average full-time research and development employee headcount in 2006 was 32 compared to 24 in 2005.
General and Administrative Expenses
     Consolidated general and administrative expenses for the quarter ended March 31, 2006 were $1,534, an increase of $560, or 57%, from the first quarter of 2005. This increase was primarily due to increased direct headcount, targeted bonus expense, insurance, professional fees and the cost of stock-related compensation partially offset by the strength of the U.S. dollar compared to the Euro and Australian Dollar. We estimate that general and administrative expenses would have been approximately $63 higher in the first quarter of 2006 had the exchange rates in 2006 been the same as in 2005. Average full-time general and administrative employee headcount in 2006 was 18 compared to 13 in 2005.
Amortization of Intangible Assets
     Amortization of intangible assets for the first quarter of 2006 decreased $79 from the first quarter of 2005. The decrease was primarily related to the amortization of intangible assets resulting from the acquisition of AOS in 2005. Intangible assets related to AOS were fully amortized in 2005.

Impairment of Investment in Secured Services, Inc.
     The impairment charge of $789 in the first quarter of 2006 reflects our assessment that the investment in Secured Services Inc. (SSI) and the installment note receivable from SSI had been impaired and that such impairment was other than temporary in nature.
Interest Income (Expense), net
     Consolidated net interest income for the quarter ended March 31, 2006 was $60 and compares to $25 for the quarter ended March 31, 2005. The increase in net interest income is attributable to higher average cash balances and higher yields on investments partially offset by reduced interest income on the installment note due from Secured Services, Inc. and the costs associated with our program to hedge our exposure to foreign exchange gains and losses, as noted above. The average net cash balance in the first quarter of 2006 was approximately $14,200 compared to $7,400 in the first quarter of 2005.
Other Income (Expense), Net
     Other income primarily includes subsidies from foreign governments for investment in other countries and exchange gains (losses) on transactions that are denominated in currencies other than the subsidiaries’ functional currency. Other expense for the first quarter of 2006 was $27 and compares to income of $216 for the first quarter of 2005. As noted previously, exchange losses of $44 in the first quarter of 2006 compares to exchange gains of $199 in the first quarter of 2005. Also as previously noted, we began our program to hedge our exposure to foreign exchange gains and losses in the second quarter of 2005.
Income Taxes
     Income tax expense for the first quarter of 2006 was $974, an increase of $216 from the first quarter of 2005. The increase in tax expense is attributable to higher pre-tax income in foreign jurisdictions where we have no net operating loss carryforwards.
     The effective tax rate was 45% for the first quarter of 2006 and compares to 35% for the first quarter of 2005. The tax rate for the first quarter reflects our current estimated full year effective tax rate of 33%, adjusted to reflect the impact of not providing a tax benefit for the impairment charge related to our investment and note receivable from SSI. The impairment charge is in the U.S., where we have a net operating loss carryforward and where the related tax benefits have been fully reserved.
     At December 31, 2005, we had net operating loss carryforwards in the United States approximating $25,810 and foreign net operating loss carryforwards approximating $4,595. Such losses are available to offset future taxable income in the respective jurisdictions and expire in varying amounts beginning in 2012 and continuing through 2018. In addition, if certain substantial changes in our ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized.
Liquidity and Capital Resources
     Our net cash balance (total cash less loans payable to banks), including restricted cash of $185, was $14,477 at March 31, 2006, which is an increase of approximately $507 or 4% from $13,970 at December 31, 2005. As of March 31, 2006, we had working capital of $18,696, an increase of $2,371, or 15%, from the $16,325 reported at December 31, 2005. The increase in net cash and working capital was primarily related to positive earnings before interest, taxes, depreciation and amortization (EBITDA) partially offset by an increase in days sales outstanding in accounts receivable.

     Days sales outstanding in net accounts receivable increased from 63 days at December 31, 2005 to 76 days at March 31, 2006. Days sales outstanding in receivables increased in the first quarter of 2006 primarily due to temporary payment processing issues at a limited number of our customers. We do not believe that the increase in DSO will result in higher write-offs of uncollectible accounts in future quarters.
     EBITDA from continuing operations for the three months ended March 31, 2006 and 2005, were $2,281 and $2,385, respectively, a decrease of $104 or 4%. A reconciliation of EBITDA to net income for the three months ended March 31, 2006 and 2005 follows:

	Three Months Ended March 31,
	2006	2005
	(unaudited)
EBITDA	$2,281	$2,385

Interest income	60	25
Provision for income taxes	(974)	(758)
Depreciaton and amortization	(197)	(245)

Net income	$1,170	$1,407

     We use EBITDA as a measure of performance, a simplified tool for use in communicating our performance to investors and analysts and for comparisons to other companies within our industry. As a performance measure, we believe that EBITDA presents a view of our operating results that is most closely related to serving our customers. By excluding interest, taxes, depreciation and amortization we are able to evaluate performance without considering decisions that, in most cases, are not directly related to meeting our customers’ requirements and were either made in prior periods (e.g., depreciation and amortization), or deal with the structure or financing of the business (e.g., interest) or reflect the application of regulations that are outside of the control of our management team (e.g., taxes). Similarly, we find that the comparison of our results to those of our competitors is facilitated when we do not need to consider the impact of those items on our competitors’ results.
     EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States. While we believe that EBITDA, as defined above, is useful within the context described above, it is in fact incomplete and not a measure that should be used to evaluate our full performance or prospects. Such evaluation needs to consider all of the complexities associated with our business including, but not limited to, how past actions are affecting current results and how they may affect future results, how we have chosen to finance the business and how regulations and the other aforementioned items affect the final amounts that are or will be available to shareholders as a return on their investment. Net income determined in accordance with U.S. GAAP is the most complete measure available today to evaluate all elements of our performance. Similarly, our Consolidated Statement of Cash Flows provides the full accounting for how we have decided to use resources provided to us from our customers, lenders and shareholders.
     At March 31, 2006, we had an overdraft agreement in place with Fortis Bank, secured by our trade accounts receivable, wherein we could borrow up to 3,500 Euros or U.S. Dollars. We borrow against this line of credit as part of our hedging program as noted previously. Based on receivable balances as of March 31, 2006 and the amount of borrowings outstanding under the line to support our hedging program, $2,724 of the overdraft agreement was available to us for borrowing at March 31, 2006.
     We believe that our current cash balances, credit available under its existing overdraft agreement, the anticipated cash generated from operations, including the realization of deferred revenue recorded as a current liability, and deposits that will be received in future quarters on orders of the Digipass product will be sufficient to meet its anticipated cash needs over the next twelve months.

     There is substantial risk, however, that we may not be able to achieve our revenue and cash goals. If we do not achieve those goals, we may need to significantly reduce our workforce, sell certain of our assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenues and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions.
     For additional information related to risks, refer to Certain Factors noted in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Recently Issued Accounting Pronouncements
     As of January 1, 2006, we adopted FASB Statement No. 123(R), Stock-Based Compensation. This statement requires us to estimate the fair value of stock options granted to employees, directors and others and to record compensation expense equal to the estimated fair value. This compensation expense is recorded on a straight-line basis over the vesting period of the options. Prior to January 1, 2006, we accounted for the stock options using the intrinsic method under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation expense related to the stock options was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant.
     We elected to use the modified prospective method to transition to Statement 123(R). Under this method, prior periods are not restated, but the remaining compensation cost for previously issued options is recorded over the remaining vesting period.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in our market risk during the three-month period ended March 31, 2006. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 4. Controls and Procedures
     We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q and in other reports required to be filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission for such filings. As required by Rule 13a-15(b) under the Exchange Act, our management, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2006. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the our management, have determined that as of March 31, 2006, the disclosure controls and procedures were and are effective as designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act relating to us and our consolidated subsidiaries would be accumulated and communicated to them, as appropriate, to allow timely disclosures regarding required disclosures.
     There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
     Item 6. Exhibits.
Exhibit 31.1 Statement Under Oath of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2006.
Exhibit 31.2 Statement Under Oath of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2006.
Exhibit 32.1 Statement Under Oath of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2006.
Exhibit 32.2 Statement Under Oath of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2006.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt

T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown

Clifford K. Bown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)