Form 10-Q
period 2006-06-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2006-08-08
CIK 1044777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2006
or

☐	transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934 For the transition period from __________ to __________
Commission file number 000-24389
VASCO Data Security International, Inc.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-4169320
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
1901 South Meyers Road, Suite 210
Oakbrook Terrace, Illinois 60181
(Address of Principal Executive Offices)(Zip Code)
Registrant’s telephone number, including area code: (630) 932-8844
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ✓          No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act).
     Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes            No     ✓
     As of August 7, 2006, 36,391,574 shares of the Company’s Common Stock, $.001 par value per share (“Common Stock”), were outstanding.

VASCO Data Security International, Inc.
Form 10-Q
For The Six Months Ended June 30, 2006

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and December 31, 2005	3

	Consolidated Statements of Operations (Unaudited) for the three and six-month periods ended June 30, 2006 and 2005	4

	Consolidated Statements of Comprehensive Income (Unaudited) for the three and six-month periods ended June 30, 2006 and 2005	5

	Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2006 and 2005	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 6.	Exhibits	25

SIGNATURES		25

CERTIFICATIONS		26
302 Certification of Principal Executive Officer
302 Certification of Principal Financial Officer
906 Certification of Principal Executive Officer
906 Certification of Principal Financial Officer

This report may contain the following trademarks of the Company, some of which are registered: VASCO, AccessKey, VACMan Server and VACMan/CryptaPak, AuthentiCard and Digipass.

VASCO Data Security International, Inc.
Consolidated Balance Sheets
(In thousands except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current assets:
Cash and equivalents	$15,866	$16,962
Restricted cash	192	181
Accounts receivable, net of allowance for doubtful accounts	16,458	12,083
Inventories	2,762	1,570
Prepaid expenses	495	726
Deferred income taxes	342	117
Foreign sales tax receivable	234	89
Other current assets	83	451

Total current assets	36,432	32,179

Property and equipment:
Furniture and fixtures	2,036	1,893
Office equipment	2,025	2,155

	4,061	4,048
Accumulated depreciation	(2,804)	(3,066)

Property and equipment, net	1,257	982

Intangible assets, net of accumulated amortization	1,881	1,054
Goodwill	8,805	6,665
Investment in Secured Services, Inc., net	0	600
Other assets	26	25

Total assets	$48,401	$41,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$3,088	$3,173
Accounts payable	4,339	4,753
Deferred revenue	1,773	1,765
Accrued wages and payroll taxes	2,000	2,329
Income taxes payable	2,907	1,547
Other accrued expenses	2,469	2,287

Total current liabilities	16,576	15,854

Deferred warranty revenues	298	256
Deferred tax liability	174	—

Stockholders’ equity:
Common stock, $.001 par value — 75,000,000 shares authorized; 36,389,299 shares issued and outstanding at June 30, 2006 and 36,180,425 issued and outstanding at December 31, 2005	36	36
Additional paid-in capital	60,123	59,625
Deferred compensation	—	(403)
Accumulated deficit	(28,781)	(32,985)
Accumulated other comprehensive loss —
Cumulative translation adjustment	(25)	(878)

Total stockholders’ equity	31,353	25,395

Total liabilities and stockholders’ equity	$48,401	$41,505

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Net revenues	$18,512	$12,345	$32,202	$23,788
Cost of goods sold	6,650	4,296	10,889	8,519

Gross profit	11,862	8,049	21,313	15,269

Operating costs:
Sales and marketing	4,466	3,535	8,443	6,872
Research and development	1,236	904	2,178	1,713
General and administrative	2,006	1,103	3,540	2,076
Amortization of intangible assets	72	222	170	400

Total operating costs	7,780	5,764	14,331	11,061

Operating income	4,082	2,285	6,982	4,208

Recovery (impairment) of investment in Secured Services, Inc.	189	—	(600)	—
Interest income, net	14	16	74	42
Other income, net	135	131	108	347

Income before income taxes	4,420	2,432	6,564	4,597
Provision for income taxes	1,386	851	2,360	1,609

Net income	3,034	1,581	4,204	2,988
Preferred stock dividends	—	—	—	(14)

Net income available to common shareholders	$3,034	$1,581	$4,204	$2,974

Basic net income per common share	$0.08	$0.04	$0.12	$0.09
Diluted net income per common share	$0.08	$0.04	$0.11	$0.08

Weighted average common shares outstanding:
Basic	36,210	35,458	36,158	34,943

Dilutive	37,690	37,295	37,697	36,796

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income	$3,034	$1,581	$4,204	$2,988

Other comprehensive income (loss) —
Currency translation adjustment	588	(698)	853	(1,101)

Comprehensive income	$3,622	$883	$5,057	$1,887

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net income from continuing operations	$4,204	$2,988
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Impairment of investment in Secured Services, Inc.	600	—
Depreciation and amortization	382	555
Deferred income taxes	(110)	—
Non-cash compensation expense	711	72
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(3,628)	(1,586)
Inventories	(1,023)	(1,051)
Prepaid expenses	246	210
Foreign sales tax receivable	(115)	(144)
Other current assets	157	88
Accounts payable	(1,209)	423
Deferred revenue	(261)	(22)
Accrued wages and payroll taxes	(901)	(18)
Income taxes payable	1,217	594
Accrued expenses	(110)	279
Deferred warranty revenues	42	87

Net cash provided by operating activities	202	2,475

Cash flows from investing activities:
Business acquisitions	(1,818)	(4,024)
Additions to property and equipment, net	(242)	(246)
Additions to intangible assets	(50)	—
Payments received on SSI note receivable	220	166

Net cash used in investing activities	(1,890)	(4,104)

Cash flows from financing activities:
Proceeds from (repayment of) borrowings	(85)	1,940
Proceeds from exercise of stock options	180	1,226
Proceeds from exercise of preferred stock warrants	10	1,005
Dividends paid on preferred stock	—	(14)

Net cash provided by financing activities	105	4,157

Effect of exchange rate changes on cash	487	(790)

Net decrease in cash	(1,096)	1,738
Cash, beginning of period	16,962	8,138

Cash, end of period	$15,866	$9,876

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.
Notes to Consolidated Financial Statements
(All amounts are in thousands, except per share data)
Note 1 — Summary of Significant Accounting Policies
Nature of Operations
     VASCO Data Security International, Inc. and its wholly owned subsidiaries (the Company) design, develop, market and support security products and services which manage and protect against unauthorized access to computer systems of corporate and government customers. VASCO has operations in Belgium, the Netherlands, Austria, Australia, Singapore, China and the United States (U.S.).
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
     Hardware Revenue and License Fees: Revenues from the sale of computer security hardware or the license of software are recorded upon shipment or, if an acceptance period is allowed, at the later of shipment or customer acceptance. No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized. Software licenses sold on a per-seat per-year basis are recognized evenly over the license period.
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
Valuation of Investment in Secured Services, Inc.
     The Company received preferred stock and a note receivable from Secured Services, Inc. (“SSI”) in 2003 as consideration for assets of the VACMAN Enterprise business unit. Based on a detailed valuation, we established the initial value of the consideration received from SSI, using a discounted value of the payment streams expected from the note and the preferred stock. Interest income on the note was recorded over time at the discount rate. In the first quarter of 2006, SSI discontinued its monthly note payments to the Company, due to its continuing operating losses and an inability to secure new financing. The Company concluded that a decline in fair value had occurred, which was other than temporary in nature as defined in EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The Company therefore recorded an asset impairment charge of $789 in the first quarter of 2006 to fully write down the value of the note receivable and the investment in SSI.
     In the second quarter of 2006, the Company did receive payment for the remaining note balance of $189, which was recorded in income as a partial recovery of the impaired value. On July 17, 2006, SSI filed a Form 8-K with the SEC, announcing that it had defaulted on its primary bank debt obligations and had agreed to surrender all of its secured assets under the loan agreements. No further recoveries are likely to occur.
     No tax benefit was recorded for the asset impairment because the Company has a net operating loss carryforward in the U.S., for which the tax benefit is fully reserved. APB Opinion 28, Interim Financial Reporting, requires that the tax effects of significant unusual items should be reflected in the current period. As a result, the effective tax rate in the first quarter was 45.4%, which is higher than the expected annual effective tax rate of 33.2%, due to the asset impairment charge. The second quarter effective tax rate was 31.4%, which is lower than the expected annual rate due to the asset impairment recovery.
Cash and Equivalents
     The Company classifies as cash and equivalents amounts on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at time of purchase.
     Restricted cash of $192 at June 30, 2006 supports a bank guarantee issued in favor of a customer relating to a contract prepayment. Under the terms of the contract, the Company will have unrestricted use of this cash when it has fulfilled its commitment to deliver the products. The customer has the right to put a claim on the guarantee if the Company does not perform. The guarantee automatically ceases on January 31, 2012, but can be cancelled earlier upon mutual agreement of both parties, or when all of the products have been delivered.
Stock-Based Compensation
     As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), Stock-Based Compensation. This statement requires the Company to estimate the fair value of stock options granted to employees, directors and others and to record compensation expense equal to the estimated fair value. The fair value of stock options at the date of grant is estimated using the Black-Scholes option pricing model, with the expected life adjusted to reflect the effect of post-vesting restrictions. This compensation expense is recorded on a straight-line basis over the vesting period of the options. Prior to January 1, 2006, the Company accounted for the stock options using the intrinsic method under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation expense related to the stock options was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant.
     The Company elected to use the modified prospective method to transition to SFAS 123(R). Under this method, prior periods are not restated, but the remaining compensation cost for previously issued options is recorded over the remaining vesting period.
     All options granted under the plan were issued at market value on the date of grant, with contract terms of seven to ten years and vesting periods ranging from one to five years. The Company issues new shares for option exercises or stock grants. The following table summarizes option activity for the six months ended June 30, 2006 and options outstanding at June 30, 2006:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2006	2,218	$3.27	5.98	$14,773
Exercised	(90)	2.00	5.80	545
Forfeited or expired	(42)	6.11	5.53	159

Outstanding at June 30, 2006	2,086	3.26	5.39	10,918

At June 30, 2006:
Fully vested, exercisable options	1,797	$3.03	5.26	$9,865
Options expected to vest	236	4.63	6.26	879
Expected forfeitures	53	5.04	6.06	174

Total	2,086	3.28	5.73	$10,918

     The following table summarizes vesting activity for the six months ended June 30, 2006. The unrecognized compensation cost at June 30, 2006 is expected to be recognized over a weighted average period of 2.0 years.

		Weighted	Weighted	Unrecognized
		Average	Average	Compen-
		Grant Date	Remaining	sation
	Shares	Fair Value	Term	Cost

Non-vested shares at January 1, 2006	510	$3.43	6.80	$1,085
Vested	(197)	3.07	6.61
Forfeited	(24)	2.48	6.73

Non-vested shares at June 30, 2006	289	3.64	6.22	815

     In addition to stock options, the Company has granted restricted stock awards. Compensation expense is recorded for restricted stock awards based on the market value of the stock at the date of the grant, amortized ratably over the vesting period. This treatment was required by SFAS 123(R) and prior statements. The following table summarizes compensation expense recorded and, for periods prior to January 1, 2006, illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Compensation expense included in income:
Stock options	$169	$—	$326	$—
Restricted stock	140	36	264	72
Long-term compensation plan	121	—	121	—

Total	430	36	711	72
Income tax benefit	—	—	—	—

Effect on net income	$430	$36	$711	$72

Proforma stock compensation disclosures previously required by SFAS 123:
Net income available to common shares:
As reported		$1,581		$2,974
Compensation expense, net of tax		184		357

Proforma		$1,397		$2,617

Basic net income per share:
As reported		$0.04		$0.09
Proforma		0.04		0.07
Fully diluted net income per share:
As reported		$0.04		$0.08
Proforma		0.04		0.07

Weighted average fair value of options granted	None granted	$4.46	None granted	$4.32

Assumptions used to value options granted:
Expected volatility	—	69%	—	69%
Expected term	—	7 years	—	6 - 7 years
Risk free interest rate	—	4.21%	—	4.21 - 4.23%
Expected dividends	—	—	—	—
Intrinsic value of options exercised	$319	$1,647	$545	$2,780
Fair value of shares vested	144	3	602	1,278

     The net effect of the adoption of SFAS 123(R) in the second quarter and first six months of 2006 was to reduce income before taxes and net income by $169 and $326, respectively. Basic earnings per share was reduced by $0.01 in the second quarter and for the six month period. Fully diluted earnings per share was unchanged for the second quarter and was reduced by $.01 for the six month period. The Company included estimates of expected pre-vesting forfeitures in its pro forma disclosures under SFAS 123. Such estimates were optional under SFAS 123, but are now required under SFAS 123(R) and must be adjusted to reflect actual forfeitures in subsequent periods. This adjustment for actual forfeitures was not significant for the periods reported here. Compensation expense and permanent tax benefits resulting from differences between U.S. tax treatment and financial accounting have not been recorded because the Company has a net operating loss carryforward which has been fully reserved in the U.S.
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Weighted average common shares outstanding
Basic	36,210	35,458	36,158	34,943

Incremental shares with dilutive effect:
Stock options	1,218	1,569	1,287	1,574
Restricted stock awards	179	90	166	82
Warrants	83	178	86	197

Dilutive	37,690	37,295	37,697	36,796

Translation of Goodwill and Intangible Assets
     Historically, the Company has recorded goodwill and technology assets from certain foreign acquisitions as U.S. dollar assets because the value reflected in these assets resulted from synergies created by combining acquired local technologies with the Company’s existing technology, worldwide customer base and marketing channels.
     In the second quarter of 2006, the Company determined that SFAS 52, Foreign Currency Translation, would require these assets to be recorded in the currencies of the respective acquired companies and translated to U S. dollars at the current rate at the end of each period. The Company changed its accounting practice in the second quarter to meet the requirements of SFAS 52. The effect of this change at June 30, 2006 was a net increase in intangible assets and goodwill of $66, with an offsetting adjustment to the currency translation adjustment account in the equity section of the balance sheet. The change also reduced amortization expense by $49 to reflect the cumulative effect of the change from 1996 to the present. The Company determined that no restatement of prior periods was required because the effect was not material.
     Future changes in exchange rates could cause fluctuations in the reported values of these assets and could increase the volatility of currency translation adjustments reported in the statement of comprehensive income.

Note 2 — Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable represent sales made to customers on credit. An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payment for goods and services. Accounts receivable, net of the allowance for doubtful accounts, as of June 30, 2006 and December 31, 2005 are as follows:

	June 30,	December 31,
	2006	2005

Accounts receivable	$17,069	$12,239
Allowance for doubtful accounts	(611)	(156)

Accounts receivable, net	$16,458	$12,083

Note 3 — Inventories
     Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) method.
     Inventories are comprised of the following:

	June 30,	December 31,
	2006	2005

Component parts	$1,769	$601
Work-in-process and finished goods	993	969

Total	$2,762	$1,570

Note 4 — Goodwill and Other Intangibles
     Intangible asset data as of and for the six months ended June 30, 2006 is as follows:

			Total
	Capitalized	Patents &	Intangible
	Technology	Trademarks	Assets	Goodwill

Net balance at December 31, 2005	$957	$97	$1,054	$6,665
Additions	700	51	751	2,355
Currency Translation Adjustment	246	—	246	(215)
Amortization Expense	(166)	(4)	(170)	—

Net balance at June 30, 2006	$1,737	$144	$1,881	$8,805

Estimated amortization expense for the years ended:
December 31, 2006	$682
December 31, 2007	693
December 31, 2008	300
December 31, 2009	181
December 31, 2010 and thereafter	195
     Additions to Patents and Trademarks reflect legal costs associated with filing patents.

Note 5 — Bank Borrowings
     The Company maintains an overdraft agreement with Fortis Banque/Bank of Belgium. Under terms of the agreement, the Company can borrow an amount equal to 80% of its Belgium subsidiary’s defined accounts receivable up to a maximum of 3,500 U.S. Dollars or Euros. Borrowings in Euros accrue interest at an annual rate of 5.7% and borrowings in U.S. Dollars accrue interest at an annual rate equal to the average monthly prime rate as published daily by Reuters. The Company is obligated to pay a quarterly commitment fee of 0.125%. As of June 30, 2006, borrowings under the agreement totaled $3,088. The assets, excluding inventory, of the Belgian subsidiary secure the agreement and while it has no specific termination date, it can be terminated with thirty (30) days notice. The agreement is governed by the General Lending Conditions for Corporate Customers, registered in Brussels, Belgium on December 20, 2001.
Note 6 — Deferred Warranty
     The Company warrants the performance of its Digipass units for specific periods of time. Customers may purchase extended warranties covering periods from one to four years after the standard warranty period. The Company defers the revenue associated with the extended warranty and recognizes it into income on a straight-line basis over the extended warranty period.
     Deferred warranty as of June 30, 2006 of $115 is included in other accrued expense and $298 is included in long term liabilities. The deferred warranty revenue will be recognized into income as follows:

Year	Amount

2006	$51
2007	138
2008	129
2009	62
2010	33

$413

Note 7 — Stockholders’ Equity
     The following table summarizes the activity of the Company’s Common Stock for the six months ended June 30, 2006:

	Common Stock Issued
	Number of	Value of
	Shares	Shares

Exercise of options	90	$180
Exercise of warrants	3	10
Restricted stock awards, net	116	1,107
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

Note 8 — Supplemental Disclosures of Cash Flow Information

	Six months ended June 30,
	2006	2005

Supplemental disclosure of cash flow information:
Interest paid	$21	$20
Income taxes paid	873	1,018

Supplemental disclosure of non-cash investing activities:
Common stock issued for acquisition (263 shares)	—	2,128

Supplemental disclosure of non-cash financing activities:
Common stock issued to redeem Series D preferred stock upon conversion (1,040 shares)	—	1,504

Common stock issued to Series D preferred stock shareholders as a dividend payment (5 shares)	—	27
Note 9 — Business Combinations
     On May 11, 2006, the Company acquired all of the issued and outstanding shares of Logico Smart Card Solutions GmbH and Logico Smartcard Solutions Vertriebs, GmbH. (The combined group will be referred to as “Logico”.) Logico is an authentication storage specialist with extensive experience in smart card based authentication, located in Vienna, Austria. The Company believes that significant synergies will be created by combining Logico’s technology with the Company’s technology, customer base and marketing channels. The shares of Logico were acquired for a cash payment of €1,160 (equivalent to $1,482). An additional payment of up to €150 (or $188 at the June 30 exchange rate) may be due on March 31, 2007 if certain performance conditions are met.
     The aggregate purchase price was $2,026, consisting of the cash payment of $1,482, previously acquired software rights with a net cost of $174 and estimated direct transaction costs of $370. Logico will be operated as a wholly-owned subsidiary of the Company, accounted for using the purchase method in accordance with SFAS 141, Business Combinations. A preliminary valuation of the net assets acquired is as follows.

May 11,
2006

Cash	$34
Accounts receivable, net	47
Inventory	23
Foreign sales tax & other current assets	20
Property and equipment, net	176
Developed technology	870
Deferred tax asset	115

Total assets acquired	1,285

Accounts payable	561
Deferred revenue	200
Accrued expenses	635
Deferred tax liability — current portion	44
Deferred tax liability — long-term	174

Total liabilities assumed	1,614

Net assets acquired	(329)
Goodwill	2,355

Aggregate purchase price	$2,026

     On February 4, 2005, the Company acquired all of the issued and outstanding shares of A.O.S. Hagenuk B.V. (“AOS”) a private limited liability company organized and existing under the laws of the Netherlands. The base purchase price was €5,000, of which €3,750 was paid in cash and the remainder was paid in the Company’s Common Stock. In addition to the base purchase price, a variable amount related to the gross profits collected on the sales of certain equipment will be paid to the seller over a period of two (2) years following the closing. No additional payments have been earned under this agreement through June 30, 2006. AOS will be operated as a wholly-owned subsidiary of the Company, accounted for using the purchase method in accordance with SFAS 141, Business Combinations.
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

February 4,
2005

Cash	$529
Accounts receivable, net	466
Inventory	11
Prepaid expenses	47
Other current assets	608
Property and equipment, net	122

Total assets acquired	1,783

Accounts payable	47
Deferred revenue	1,071
Deferred income taxes	28
Accrued expenses	156

Total liabilities assumed	1,302

Net assets acquired	481
Capitalized purchase orders	367
Goodwill	6,415

Aggregate purchase price	$7,263

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
                (in thousands, except headcount, token volume and unit price data)
     The following discussion is based upon the our consolidated results of operations for the three and six months ended June 30, 2006 and 2005 (percentages in the discussion may rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-Q and our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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

Comparison of Results for the Three and Six Months Ended June 30, 2006 and 2005
     Economic Conditions: Our revenues may vary significantly with changes in the economic conditions in the countries in which we sell products currently. With our current concentration of revenues in Europe and specifically in the banking/finance vertical market, significant changes in the economic outlook for the European banking market may have a significant effect on our revenues. During difficult economic periods, our customers often delay the rollout of existing applications and defer purchase decisions related to the implementation of our products in new applications.
     Currency Fluctuations. In the second quarter of 2006 and 2005, approximately 86% and 94%, respectively, of our revenue was generated outside the United States. For the six months ended June 30, 2006 and 2005, approximately 89% and 94%, respectively, was generated outside of the United States.
     In addition, approximately 75% of our operating expenses in both the second quarter of 2006 and 2005 were incurred outside of the United States. For the first six months ended June 30, 2006 and 2005, approximately 74% and 76%, respectively, of our operating expenses were incurred outside of the United States.
     As a result, changes in currency exchange rates, especially from the Euro to the U.S. Dollar, can have a significant impact on revenue and expenses. To minimize the net impact of currency, we attempt to denominate our billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency. In addition, we denominate the majority of our supply contracts in U.S. dollars.
     The U.S. Dollar strengthened approximately 2% and 6% against the Euro for the quarter and six months ended June 30, 2006, respectively, as compared to the same period in 2005. The U.S. Dollar strengthened approximately 3% and 4% against the Australian Dollar for the quarter and six months ended June 30, 2006, respectively, as compared to the same period in 2005. We estimate that the strengthening of the U.S. Dollar versus the two currencies in 2006 compared to 2005 resulted in a decrease in revenues of approximately $67 and $861 for the quarter and six months ended June 30, 2006, respectively, compared to the same periods in 2005 and a decrease in operating expenses of approximately $71 and $590 for the quarter and six months ended June 30, 2006, respectively, compared to the same periods in 2005.
     The financial position and results of operations of our foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders’ equity. Revenues and expenses are translated at average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. Foreign exchange transaction gains aggregating $62 in the second quarter of 2006 compare to gains for the second quarter of 2005 of $93. For the six months ended June 30, 2006, transaction gains of $18 compare to gains of $292 for the first six months of 2005. The change in transaction gains and losses are primarily related to the fact that we implemented a foreign exchange hedging program in the second quarter of 2005 to minimize the impact of transaction gains or losses. Transaction gains and losses are included in other non-operating income (expense). Under the program, our Belgian subsidiary borrows U.S. dollars in an amount that is generally equal to its net U.S. dollar asset position. The U.S. dollars borrowed are converted to Euros and invested in short-term instruments. The borrowings under this program have not been designated as a foreign currency hedge as that term is defined in FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities. We plan to monitor the results of this program and, while we expect to continue the program for the near term, we may discontinue the program if it is deemed to be no longer necessary, ineffective or too costly.

Revenue
     Revenue by Geographic Regions: We sell the majority of our products in European countries with significant sales in the United States and other countries, primarily Australia, Asia/Pacific and South America. The breakdown of revenue for the three and six months ended June 30, 2006 and 2005 in each of our major geographic areas was as follows:

	Europe	United States	Other Countries	Total

Three months ended June 30:

Total Revenue:
2006	$11,383	$2,564	$4,565	$18,512
2005	9,806	766	1,773	12,345

Percent of Total:
2006	61%	14%	25%	100%
2005	80%	6%	14%	100%

Six months ended June 30:

Total Revenue:
2006	$20,880	$3,412	$7,910	$32,202
2005	19,807	1,506	2,475	23,788

Percent of Total:
2006	65%	11%	24%	100%
2005	83%	6%	11%	100%
     Total revenue in the second quarter of 2006 increased $6,167 or 50% over the second quarter of 2005. The increase was primarily attributable to an increase in the number of tokens shipped partially offset by a decline in average selling price per token.
     We shipped approximately 2,697,000 Digipasses in the second quarter of 2006, an increase of approximately 1,124,000 or 71% over the second quarter of 2005. The average selling price per Digipass, including related software, was approximately $6.86 in the second quarter of 2006, a decline of $0.99 or 13% from the average price of approximately $7.85 in 2005. Management believes that the increase in Digipass volume is attributed to the growth in its distribution channel, increased awareness of the need for strong authentication to combat identity theft and our ability to help customers deploy large volumes of high-quality tokens at an affordable price. We provide volume-purchase discounts to customers that place firm purchase orders for large-volume deployments.
     Revenue generated in Europe during the second quarter was $11,383, or 16% higher than 2005. Revenue generated in the United States during the second quarter was $2,564 or 235% higher than 2005. Revenue generated from other countries during the second quarter was $4,565 or 157% higher and primarily reflects increased volumes in 2006. The increase in revenue in all of the geographic areas was primarily related to the aforementioned increase in volume.
     Total revenue for the six months ended June 30, 2006 increased $8,414 or 35% over the first six months of 2005. The increase in revenue was primarily attributable to the increase in the number of Digipass units sold partially offset by the strengthening of the U.S. Dollar against the Euro and the Australian Dollar. Digipass volume for the six-month period increased 45% from approximately 3,078,000 in 2005 to approximately 4,449,000 in 2006. The average selling price per Digipass, including related software, was approximately $7.24 for the first six months of 2006, a decline of $0.49 or 6% from the average price of approximately $7.73 in 2005. We estimate that the strengthening of the U.S. Dollar resulted in a decrease in revenue for the first six months of 2006 as compared to 2005 of $861.

     Revenue generated in Europe during the first six months of 2006 was $20,880, or 5% higher than 2005, revenue generated in the United States was $3,412 or 127% higher than 2005 and revenue generated from other countries was $7,910 or 220% higher than 2005.
     For the first six months of 2006, the top ten customers accounted for approximately 70% of total revenue as compared to 56% of total revenue in 2005.
     Revenue by Target Market: Revenues are generated currently from two primary markets, banking/finance (“Banking”) and Enterprise Security (formerly referred to as Corporate Network Access) through the use of both direct and indirect sales channels. The breakdown of revenue between the two primary markets is as follows:

		Enterprise
	Banking	Security	Total

Three months ended June 30:

Total Revenue:
2006	$16,123	$2,389	$18,512
2005	10,637	1,708	12,345

Percent of Total:
2006	87%	13%	100%
2005	86%	14%	100%

Six months ended June 30:

Total Revenue:
2006	$27,315	$4,887	$32,202
2005	20,373	3,415	23,788

Percent of Total:
2006	85%	15%	100%
2005	86%	14%	100%
     Revenue in the second quarter of 2006 from the Banking market increased $5,486 or 52% over the second quarter of 2005 and revenue from the Enterprise Security market increased $681 or 40% in the same period. While the increase in total revenues is attributable, in part, to the development of the indirect sales channel, which includes distributors, resellers, and solution partners, the distribution of the revenues between the segments in large part reflects the sales channel’s focus on banking opportunities. The indirect sales channel supplements our direct sales force in the Banking market and is the primary source of revenues in the Enterprise Security market.
     Revenue for the first six months of 2006 from the Banking market increased $6,942 or 34% compared to the first six months of 2005 and revenue from the Enterprise Security market increased $1,472 or 43% in the same period.
     Enterprise Security revenues currently include revenues generated in the e-commerce market. We expect that the e-commerce market will be an important source of future revenue for us as our products will not only provide a higher level of security for purchases made over the Internet, they can also help protect our customers’ revenue stream by making it more difficult for subscribers to our customers’ Internet services to share passwords.

Gross Profit and Operating Expenses
     The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenues for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	35.9	34.8	33.8	35.8

Gross profit	64.1	65.2	66.2	64.2
Operating costs:
Sales and marketing	24.1	28.7	26.2	28.9
Research and development	6.7	7.3	6.8	7.2
General and administrative	10.8	8.9	11.0	8.7
Amortization of intangible assets	0.4	1.8	0.5	1.7

Total operating costs	42.0	46.7	44.5	46.5

Operating income	22.1	18.5	21.7	17.7
Recovery (impairment) of investment in SSI	1.0	—	(1.9)	—
Interest income, net	0.1	0.1	0.2	0.2
Other income (expense), net	0.7	1.1	0.4	1.4

Income before income taxes	23.9	19.7	20.4	19.3
Provision for income taxes	7.5	6.9	7.3	6.8

Net income	16.4	12.8	13.1	12.5

Gross Profit
     Consolidated gross profit for the quarter ended June 30, 2006 was $11,862, an increase of $3,813, or 47%, from the quarter ended June 30, 2005. Gross profit as a percentage of revenue was 64% in the second quarter of 2006, as compared to 65% in the second quarter of 2005. The decrease in the gross profit as a percentage of revenue was primarily related to the decline in the average selling price of the Digipass, partially offset by the lower cost of product. The decline in the average selling price per Digipass unit reflects the impact of volume-purchase discounts granted to customers making large-volume purchases.
     Consolidated gross profit for the six months ended June 30, 2006 was $21,313, an increase of $6,044, or 40%, from the same period in 2005. Gross profit as a percentage of revenue was 66% for the first six months of 2006, as compared to 64% for the same period in 2005. The improvement in the gross profit as a percentage of revenue reflects the change in mix of the business, with the Enterprise Security market growing faster than the Banking market in the first six months of 2006 and the change in the mix of product sold. As a result of these two factors, the percentage decline in the average selling price per Digipass unit was less than the percentage decline in the average cost per Digipass unit.
     The average direct cost per unit sold declined approximately 4% in the second quarter of 2006 and 7% for the first six months of 2006 compared to the same periods in 2005. The decline in cost is primarily attributable to a change in the mix of units sold and a reduction in the per-unit cost of most models.
     As previously noted, our purchases of inventory are denominated in U.S. dollars. Also, as previously noted, we denominate a portion of our sales in Euros in order to offset the effects of currency on operating expenses. As the U.S. Dollar has strengthened when compared to the Euro and Australian Dollar in the same periods in the prior year, revenues from sales made in Euros and Australian Dollars decreased, as measured in U.S. Dollars, without the corresponding decrease in cost of goods sold. The impact from changes in currency rates as noted above are estimated to reduce gross profit by $67 for the quarter and $861 for the six months ended June 30, 2006. The effect of foreign currency was to reduce the gross profit rate by approximately 0.1 percentage point and 0.9 percentage points for the three and six months ended June 30, 2006, respectively.
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
Sales and Marketing Expenses
     Consolidated sales and marketing expenses for the quarter ended June 30, 2006 were $4,466, an increase of $931, or 26%, from the second quarter of 2005. This increase in sales and marketing expenses is primarily related to increased direct headcount, the cost of agents in countries where the Company does not have a direct sales presence and an increase in related travel and increased non-cash compensation. The average full-time sales and marketing employee headcount was 83 in the second quarter of 2006 compared to 70 in the second quarter of 2005.
     Consolidated sales and marketing expenses for the six months ended June 30, 2006 were $8,443, an increase of $1,571, or 23%, from the same period of 2005. The increase in expense was related to the same factors noted for the second quarter above. Average full-time sales and marketing employee headcount in 2006 was 82 compared to 67 in 2005.
Research and Development Expenses
     Consolidated research and development costs for the quarter ended June 30, 2006 were $1,236, an increase of $332, or 37%, from the second quarter of 2005. This increase was primarily due to increased compensation related expenses. Our acquisitions of AOS Hagenuk in February of 2005 and Logico in May of 2006 have been the primary sources of increased headcount and compensation related expenses. Average full-time research and development employee headcount in 2006 was 39 compared to 27 in 2005.
     Consolidated research and development costs for the six months ended June 30, 2006 were $2,178, an increase of $465, or 27%, from the same period of 2005. This increase was related to the same factors noted for the second quarter above. Average full-time research and development employee headcount for the first six months in 2006 was 36 compared to 25 in the same period of 2005.
General and Administrative Expenses
     Consolidated general and administrative expenses for the quarter ended June 30, 2006 were $2,006, an increase of $903, or 82%, from the second quarter of 2005. This increase was primarily due to non-cash compensation charges, a provision for doubtful accounts, increased professional fees and increased insurance costs. Approximately half of the increase in expense in 2006 compared to 2005 was due to a provision for uncollectible accounts. While management does not believe that such charges will be incurred on a quarterly basis, there is a risk that similar charges could be incurred in future periods. Average full-time general and administrative employee headcount in 2006 was 19 compared to 15 in 2005.
     Consolidated general and administrative expenses for the six months ended June 30, 2006 were $3,540, an increase of $1,464, or 71%, from the same period of 2005. This increase was due to the same factors as noted for the second quarter. Average full-time general and administrative employee headcount for the first six months in 2006 was 18 compared to 13 in the same period of 2005.

Amortization of Intangible Assets
     Amortization of intangible assets for the second quarter and first six months of 2006 decreased $150 and $230, respectively, over the same periods of 2005. The decrease was primarily due to the fact that the intangible assets resulting from the acquisition of AOS were fully amortized in 2005.
Interest Income
     Consolidated net interest income was comparable in the second quarter of 2006 to the same periods in 2005. For the six months ended June 30, interest income was $32 higher in 2006 than in the same period of 2005. The increase in interest income is primarily attributable to income on higher average invested cash balances.
Recovery (Impairment) of Investment in Secured Services
     We recorded an impairment of $789 for our full investment in and note receivable from Secured Services, Inc. (SSI) in the first quarter of 2006. In the second quarter of 2006, Secured Services repaid the installment note in full. The recovery of $189 shown for the second quarter of 2006 reflects the repayment of the installment note receivable. The impairment charge of $600 for the six months ended June 30, 2006 represents the full impairment of the remaining investments in Secured Services.
Other Income (Expense), Net
     Other income primarily includes exchange gains (losses) on transactions that are denominated in currencies other than the subsidiaries’ functional currency and subsidies received from foreign governments in support of our export business in those countries. Other income for the second quarter of 2006 was $135 and compares to income of $131 for the second quarter of 2005. Other income for the first six months of 2006 was $108 compared to $347 in the first six months of 2005. The reduction in income in the six-month period reflects a reduction in the amount of exchange gains recognized.
Income Taxes
     Income tax expense for the second quarter of 2006 was $1,386, an increase of $535 from the second quarter of 2005. The increase in tax expense is attributable to higher pre-tax income partially offset by a lower effective tax rate. The effective tax rate was 31% for the second quarter of 2006 compared to 35% for the second quarter of 2005.
     Income tax expense for the first six months of 2006 was $2,360, an increase of $751 from the same period in 2005. The increase in tax expense reflects the tax on increased earnings and an increase in the effective tax rate. The effective tax rate for the first six months of 2006 was 36% compared to 35% the first six months of 2005. The tax rate for the first six months of 2006 is higher than the expected tax rate for the full year as it does not include a benefit for the impairment charge. The normalized effective tax rate for full-year 2006 is currently 33% and compares to 35% in 2005. The effective tax rate for both periods reflects our estimate of the full-year tax rate at the end of each respective period. The rate reported in 2006 is lower than the rate reported in 2005 as our expectation of earnings in countries in which we have a tax loss carryforward are higher in 2006 than they were at the end of the second quarter in 2005.
     At December 31, 2005, we had net operating loss carryforwards in the United States approximating $25,810 and foreign net operating loss carryforwards approximating $4,595. Such losses are available to offset future taxable income in the respective jurisdictions and expire in varying amounts beginning in 2006 and continuing through 2024. In addition, if certain substantial changes in our ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized.

Liquidity and Capital Resources
     Our net cash balance (total cash less loans payable to banks), including restricted cash of $192, was $12,970, a decrease of $1,507 or 10% from $14,477 at March 31, 2006 and a decrease of $1,000 or 7% from $13,970 at December 31, 2005. As of June 30, 2006, we had working capital of $19,856, an increase of $1,160, or 6%, from $18,696 reported at March 31, 2006 and an increase of $3,531 or 22% from the $16,325 reported at December 31, 2005. The decrease in cash was primarily due to the cash used in the purchase of Logico and other net changes in working capital. The increase in working capital was primarily related to positive earnings before interest, taxes, depreciation and amortization (EBITDA).
     Days sales outstanding in net accounts receivable increased from 76 days at March 31, 2006 to 81 days at June 30, 2006. Days sales outstanding in receivables increased in the second quarter of 2006 primarily due to the fact that a significant portion of the receivable balance relates to increased revenues from the later part of the quarter and increased uncollected balances from prior periods. As noted in the discussion of administrative expenses, we increased our reserves for uncollectible accounts in the second quarter of 2006. While management does not believe that such charges will be incurred on a quarterly basis, there is a risk that similar charges could be incurred in future periods.
     EBITDA from continuing operations for the three and six months ended June 30, 2006 were $4,591 and $6,872, respectively, and reflect increases of $1,865 or 68% and $1,762 or 34% over the same periods of the prior year. A reconciliation of EBITDA to net income for the three and six-month periods ended June 30, 2006 and 2005 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

EBITDA	$4,591	$2,726	$6,872	$5,110

Interest income, net	14	16	74	42
Provision for income taxes	(1,386)	(851)	(2,360)	(1,609)
Depreciation and amortization	(185)	(310)	(382)	(555)

Net income	$3,034	$1,581	$4,204	$2,988

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
     At June 30, 2006, we had an overdraft agreement in place with Fortis Bank, secured by our trade accounts receivable, wherein we could borrow up to 3,500 Euros or U.S. Dollars. We borrow against this line of credit as part of our hedging program as noted previously. Based on receivable balances as of June 30, 2006 and the amount of borrowings outstanding under the line to support our hedging program, $412 of the overdraft agreement was available to us for borrowing at June 30, 2006.
     We believe that our current cash balances, credit available under our existing overdraft agreement, the anticipated cash generated from operations, including the realization of deferred revenue recorded as a current liability, and deposits that will be received in future quarters on orders of the Digipass product will be sufficient to meet our anticipated cash needs over the next twelve months.
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
     For additional information related to risks, refer to Item 1(a): Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Recently Issued Accounting Pronouncements
     In June, 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, which changes the threshold for recognizing the benefit of an uncertain tax position, prescribes a method for measuring the tax benefit to be recorded and requires incremental disclosures about uncertain tax positions. This interpretation is effective for years beginning after December 15, 2006. The interpretation is expected to have no material effect on the Company’s financial condition or results of operations.
     In June, 2006, the FASB ratified the Emerging Issues Task Force consensus on Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” This pronouncement will not affect the Company’s income statement presentation.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no material changes in our market risk during the six-month period ended June 30, 2006. For additional information, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 4. Controls and Procedures
     We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q and in other reports required to be filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission for such filings. As required by Rule 13a-15(b) under the Exchange Act, our management, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange

Act) as of June 30, 2006. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the our management, have determined that as of June 30, 2006, the disclosure controls and procedures were and are effective as designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act relating to us and our consolidated subsidiaries would be accumulated and communicated to them, as appropriate, to allow timely disclosures regarding required disclosures.
     There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
     Item 6. Exhibits.
Exhibit 31.1 Statement Under Oath of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2006.
Exhibit 31.2 Statement Under Oath of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2006.
Exhibit 32.1 Statement Under Oath of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2006.
Exhibit 32.2 Statement Under Oath of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2006.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2006.

VASCO Data Security International, Inc.
/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown
Clifford K. Bown
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)