Form 10-Q
period 2006-09-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2006-11-08
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                Yes                             No    X

As of November 1, 2006, 36,509,381 shares of the Company’s Common Stock, $.001 par value per share (“Common Stock”), were outstanding.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended September 30, 2006

____________________________

This report may contain the following trademarks of the Company, some of which are registered: VASCO, AccessKey, VACMan Server and VACMan/CryptaPak, AuthentiCard and Digipass.

VASCO Data Security International, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2006	December 31, 2005
ASSETS	(Unaudited)
Current assets:
Cash and equivalents	$23,486	$16,962
Restricted cash	-	181
Accounts receivable, net of allowance for doubtful accounts	13,391	12,083
Inventories	2,682	1,570
Prepaid expenses	496	726
Deferred income taxes	436	117
Other current assets	94	540

Total current assets	40,585	32,179

Property and equipment:
Furniture and fixtures	2,110	1,893
Office equipment	2,089	2,155

	4,199	4,048
Accumulated depreciation	(2,947)	(3,066)

Property and equipment, net	1,252	982
Intangible assets, net of accumulated amortization	1,707	1,054
Goodwill	8,951	6,665
Investment in Secured Services, Inc., net	-	600
Other assets	26	25

Total assets	$52,521	$41,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$3,079	$3,173
Accounts payable	4,004	4,753
Deferred revenue	1,635	1,765
Accrued wages and payroll taxes	2,516	2,329
Income taxes payable	2,711	1,547
Other accrued expenses	2,594	2,287

Total current liabilities	16,539	15,854

Deferred warranty revenues	297	256
Deferred compensation	242	-
Deferred tax liability	157	-

Stockholders’ equity:
Common stock, $.001 par value - 75,000,000 shares authorized; 36,474,549 shares issued and outstanding at September 30, 2006 and 36,180,425 issued and outstanding at December 31, 2005	36	36
Additional paid-in capital	60,592	59,625
Deferred compensation	-	(403)
Accumulated deficit	(25,494)	(32,985)
Accumulated other comprehensive loss -
Cumulative translation adjustment	152	(878)

Total stockholders’ equity	35,286	25,395

Total liabilities and stockholders’ equity	$52,521	$41,505

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues	$18,707	$13,272	$50,909	$37,060
Cost of goods sold	5,922	5,138	16,811	13,657

Gross profit	12,785	8,134	34,098	23,403

Operating costs:
Sales and marketing	4,570	3,387	13,013	10,259
Research and development	1,446	902	3,624	2,615
General and administrative	1,624	1,128	5,164	3,205
Amortization of intangible assets	169	179	339	578

Total operating costs	7,809	5,596	22,140	16,657

Operating income	4,976	2,538	11,958	6,746

Impairment of investment in Secured Services, Inc.	-	-	(600)	-
Interest income (expense), net	(58)	(10)	16	32
Other income, net	27	166	135	512

Income before income taxes	4,945	2,694	11,509	7,290
Provision for income taxes	1,658	943	4,018	2,552

Net income	3,287	1,751	7,491	4,738
Preferred stock dividends	-	-	-	(14)

Net income available to common shareholders	$3,287	$1,751	$7,491	$4,724

Basic net income per common share	$0.09	$0.05	$0.21	$0.13
Diluted net income per common share	$0.09	$0.05	$0.20	$0.13

Weighted average common shares outstanding:
Basic	36,251	35,848	36,190	35,235

Dilutive	37,712	37,703	37,701	37,088

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$3,287	$1,751	$7,491	$4,738

Other comprehensive income (loss) - Currency translation adjustment	177	20	1,030	(1,080)

Comprehensive income	$3,464	$1,771	$8,521	$3,658

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income from continuing operations	$7,491	$4,738
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Impairment of investment in Secured Services, Inc.	600	-
Depreciation and amortization	698	822
Deferred income taxes	(246)	-
Non-cash compensation expense	1,166	104
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(529)	(2,951)
Inventories	(932)	(1,482)
Prepaid expenses	253	258
Other assets - current and long-term	253	(37)
Accounts payable	(1,562)	218
Deferred revenue	(409)	(429)
Accrued wages and payroll taxes	(432)	183
Income taxes payable	965	536
Accrued expenses	30	1,048
Deferred warranty revenues	41	86

Net cash provided by operating activities	7,387	3,094

Cash flows from investing activities:
Business acquisitions	(1,912)	(3,990)
Additions to property and equipment, net	(382)	(343)
Additions to intangible assets	(51)	-
Reduction in restricted cash	181	10
Payments received on SSI note receivable	220	253

Net cash used in investing activities	(1,944)	(4,070)

Cash flows from financing activities:
Proceeds from (repayment of) borrowings	(94)	2,482
Proceeds from exercise of stock options	437	1,403
Proceeds from exercise of preferred stock warrants	10	1,344
Dividends paid on preferred stock	-	(14)

Net cash provided by financing activities	353	5,215

Effect of exchange rate changes on cash	728	(695)

Net increase in cash	6,524	3,544
Cash, beginning of period	16,962	8,138

Cash, end of period	$23,486	$11,682

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

Notes to Consolidated Financial Statements

(All amounts are in thousands, except per share data)

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

VASCO Data Security International, Inc. and its wholly owned subsidiaries (collectively, “the Company” or “VASCO”) design, develop, market and support security products and services which manage and protect against unauthorized access to computer systems of corporate and government customers. VASCO has operations in Belgium, the Netherlands, Austria, Australia, Singapore, China and the United States (U.S.).

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the company and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The Company had restricted cash of $181 at December 31, 2005 supporting a bank guarantee issued in favor of a customer relating to a contract prepayment. This contract was completed in 2006 and the cash is no longer restricted.

Stock-Based Compensation

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), Stock-Based Compensation. This statement requires the Company to estimate the fair value of stock options granted to employees, directors and others and to record compensation expense equal to the estimated fair value. The fair value of stock options at the date of grant is estimated using the Black-Scholes option pricing model, with the expected life adjusted to reflect the effect of post-vesting restrictions. This compensation expense is recorded on a straight-line basis over the vesting period of the options. Prior to January 1, 2006, the Company accounted for the stock options using the intrinsic method under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation expense related to the stock options was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

The Company elected to use the modified prospective method to transition to SFAS 123(R). Under this method, prior periods are not restated, but the remaining compensation cost for previously issued options is recorded over the remaining vesting period.

All options granted under the plan were issued at market value on the date of grant, with terms of six to ten years and vesting periods ranging from one to five years. The Company issues new shares for option exercises or stock grants. The following table summarizes option activity for the nine months ended September 30, 2006 and options outstanding at September 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,218	$3.27	5.98	$14,773
Exercised	(172)	2.54	5.05	1,115
Forfeited or expired	(42)	6.11	5.53	159

Outstanding at September 30, 2006	2,004	3.26	5.39	10,335

At September 30, 2006:
Fully vested, exercisable options	1,762	$3.07	5.18	$9,483
Options expected to vest	201	4.63	5.95	731
Expected forfeitures	41	5.31	5.72	121

Total	2,004	3.27	5.27	$10,335

The following table summarizes vesting activity for the nine months ended September 30, 2006. The unrecognized compensation cost at September 30, 2006 is expected to be recognized over a weighted average period of 1.9 years.

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (Years)	Unrecognized Compen- sation Cost
Non-vested shares at January 1, 2006	510	$3.43	6.80	$1,085
Vested	(244)	3.06	6.54
Forfeited	(24)	2.48	6.73

Non-vested shares at September 30, 2006	242	3.76	5.91	673

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

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005
Compensation expense included in income:
Stock options	$175	$-	$501	$-
Restricted stock	159	32	423	104
Long-term compensation plan	121	-	242	-

Total	455	32	1,166	104
Income tax benefit	-	-	-	-

Effect on net income	$455	$32	$1,166	$104

Proforma stock compensation disclosures previously required by SFAS 123:
Net income available to common shares:
As reported		$1,751		$4,724
Compensation expense, net of tax		(184)		(542)

Proforma		$1,567		$4,182

Basic net income per share:
As reported		$0.05		$0.13
Proforma		0.04		0.12
Fully diluted net income per share:
As reported		$0.05		$0.13
Proforma		0.04		0.11

Weighted average fair value of options granted	None Granted	None Granted	None Granted	$4.32
Assumptions used to value options granted:
Expected volatility	-	-	-	69%
Expected term	-	-	-	6 - 7 years
Risk free interest rate	-	-	-	4.21 - 4.23%
Expected dividends	-	-	-	-
Intrinsic value of options exercised	$472	$557	$1,115	$3,357
Fair value of shares vested	144	242	746	1,809

The net effect of the adoption of SFAS 123(R) in the third quarter and first nine months of 2006 was to reduce income before taxes and net income by $175 and $501, respectively. Basic earnings per share was reduced by $.01 in the third quarter and for the nine month period. Fully diluted earnings per share was unchanged for the third quarter and was reduced by $.01 for the nine month period. The Company included estimates of expected pre-vesting forfeitures in its pro forma disclosures under SFAS 123. Such estimates were optional under SFAS 123, but are now required under SFAS 123(R) and must be adjusted to reflect actual forfeitures in subsequent periods. This adjustment for actual forfeitures was not significant for the periods reported here. Tax benefits resulting from differences between U.S. tax treatment and financial accounting have not been recorded because the Company has a net operating loss carryforward which has been fully reserved in the U.S.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average common shares outstanding
Basic	36,251	35,848	36,190	35,235
Incremental shares with dilutive effect:
Stock options	1,197	1,637	1,256	1,595
Restricted stock awards	182	87	171	83
Warrants	82	131	84	175

Dilutive	37,712	37,703	37,701	37,088

Note 2 – Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent sales made to customers on credit. An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payment for goods and services. Accounts receivable, net of the allowance for doubtful accounts, as of September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006	December 31, 2005
Accounts receivable	$14,004	$12,239
Allowance for doubtful accounts	(613)	(156)

Accounts receivable, net	$13,391	$12,083

Note 3 - Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) method.

Inventories are comprised of the following:

	September 30, 2006	December 31, 2005
Component parts	$1,298	$601
Work-in-process and finished goods	1,384	969

Total	$2,682	$1,570

Note 4 – Goodwill and Other Intangibles

Intangible asset data as of and for the nine months ended September 30, 2006 is as follows:

	Capitalized Technology	Patents & Trademarks	Total Intangible Assets	Goodwill
Net balance at December 31, 2005	$957	$97	$1,054	$6,665
Additions	700	51	751	2,449
Currency Translation Adjustment	241	-	241	(163)
Amortization Expense	(334)	(5)	(339)	-

Net balance at September 30, 2006	$1,564	$143	$1,707	$8,951

Estimated amortization expense for the years ended:
December 31, 2006	$512
December 31, 2007	691
December 31, 2008	308
December 31, 2009	181
December 31, 2010 and thereafter	343

Additions to Patents and Trademarks reflect external legal costs associated with patent filings.

Note 5 – Bank Borrowings

The Company maintains an overdraft agreement with Fortis Banque/Bank of Belgium. Under terms of the agreement, the Company can borrow an amount equal to 80% of its Belgian subsidiary’s defined accounts receivable up to a maximum of 3,500 U.S. Dollars or Euros. Borrowings in Euros accrue interest at an annual rate of 5.7% and borrowings in U.S. Dollars accrue interest at an annual rate equal to the average monthly prime rate as published daily by Reuters. The Company is obligated to pay a quarterly commitment fee of 0.125%. As of September 30, 2006, borrowings under the agreement totaled $3,079. The assets, excluding inventory, of the Belgian subsidiary secure the agreement and while it has no specific termination date, it can be terminated with thirty (30) days notice. The agreement is governed by the General Lending Conditions for Corporate Customers, registered in Brussels, Belgium on December 20, 2001.

Note 6 - Deferred Warranty

The Company warrants the performance of its Digipass units for specific periods of time. Customers may purchase extended warranties covering periods from one to four years after the standard warranty period. The Company defers the revenue associated with the extended warranty and recognizes it into income on a straight-line basis over the extended warranty period.

Deferred warranty as of September 30, 2006 of $132 is included in other accrued expenses and $297 is included in long term liabilities. The deferred warranty revenue will be recognized into income as follows:

Year	Amount
2006	$27
2007	146
2008	148
2009	73
2010	35

$429

Note 7 – Stockholders’ Equity

The following table summarizes the activity of the Company’s Common Stock for the nine months ended September 30, 2006:

	Common Stock Issued
	Number of Shares	Value of Shares
Exercise of options	172	$436
Exercise of warrants	3	10
Restricted stock awards, net	119	1,135

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

Note 8 – Supplemental Disclosures of Cash Flow Information

	Nine Months Ended September 30,
	2006	2005
Supplemental disclosure of cash flow information:
Interest paid	$155	$37
Income taxes paid	2,701	1,963

Supplemental disclosure of non-cash investing activities:
Common stock issued for acquisition (263 shares)	-	2,128
Additional consideration paid for acquisition (68 shares)	-	150

Supplemental disclosure of non-cash financing activities:
Common stock issued to redeem Series D preferred stock upon conversion (1,040 shares)	-	1,504
Common stock issued to Series D preferred stock shareholders as a dividend payment (5 shares)	-	27

Note 9 - Business Combinations

On May 11, 2006, the Company acquired all of the issued and outstanding shares of Logico Smart Card Solutions GmbH and Logico Smartcard Solutions Vertriebs, GmbH. (The combined group will be referred to as “Logico”.) Logico is an authentication storage specialist with extensive experience in smart card based authentication, located in Vienna, Austria. The Company believes that significant synergies will be created by combining Logico’s technology with the Company’s technology, customer base and marketing channels. The shares of Logico were acquired for cash payments of €1,197 (equivalent to $1,529). An additional payment of up to €150 (or $190 at the September 30 exchange rate) may be due on March 31, 2007 if certain performance conditions are met.

The aggregate purchase price was $2,119, consisting of the cash payment of $1,529, previously acquired software rights with a net cost of $174 and estimated direct transaction costs of $416. Logico will be operated as a wholly-owned subsidiary of the Company, accounted for using the purchase method in accordance with SFAS 141, Business Combinations.

On February 4, 2005, the Company acquired all of the issued and outstanding shares of A.O.S. Hagenuk B.V. (“AOS”) a private limited liability company organized and existing under the laws of the Netherlands. The base purchase price was €5,000, of which €3,750 was paid in cash and the remainder was paid in the Company’s Common Stock. In addition to the base purchase price, a variable amount related to the gross profits collected on the sales of certain equipment will be paid to the seller over a period of two (2) years following the closing. No additional payments have been earned under this agreement through September 30, 2006. AOS will be operated as a wholly-owned subsidiary of the Company, accounted for using the purchase method in accordance with SFAS 141, Business Combinations.

The aggregate purchase price was $7,263, consisting of $4,374 of cash, 263 shares of Common Stock valued at approximately $2,128, the assumed liability due AOS of $616 and estimated direct costs of the acquisition of $145. The fair value of the common stock was determined based on the average market price of the Company’s Common Stock over the period including several days before the closing date, February 4, 2005. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition for the Logico and AOS Hagenuk acquisitions:

	Logico 5/11/2006	AOS Hagenuk 2/4/2005
Cash	$34	$529
Accounts receivable, net	47	466
Inventory	23	11
Other current assets	20	655
Property and equipment, net	176	122
Intangible assets acquired	870	367
Deferred tax asset	115	-

Total assets acquired	1,285	2,150

Accounts payable	561	47
Deferred revenue	200	1,071
Accrued expenses	635	156
Defered tax liability - current portion	44	28
Defered tax liability - long-term	174	-

Total liabiltites assumed	1,614	1,302

Net assets acquired	(329)	848
Goodwill	2,448	6,415

Aggregate purchase price	$2,119	$7,263

Note 10 – Subsequent event

On October 25, 2006, the Company acquired all of the issued and outstanding shares of Able Holding BVBA and Able N.V. (collectively “Able”), in exchange for €5 million ($6.3 million). Concurrent with the Share Purchase Agreement, Able entered into a Consultancy Services Agreement with OCS, BVBA, represented by the Seller. Of the purchase price paid, €1.25 million ($1.6 million) may be returned in whole or in part in the event that the Consultancy Services Agreement is terminated before the completion of four years of service. This amount will not be included in the purchase cost of the acquisition as computed under SFAS 141, “Business Combinations”, but will be amortized over the four year term.

Able is a Unified Threat Management (UTM) specialist, located in Mechelin, Belgium. The acquisition was financed completely from cash and is not expected to have a significant impact on earnings in 2006 or 2007. Able generated revenues of $1.5 million in 2005. Able’s line of UTM products already supports VACMAN Controller and is a good fit with the Company’s strong authentication strategy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in thousands, except headcount and unit price data)

The following discussion is based upon the consolidated results of operations for the three and nine months ended September 30, 2006 and 2005, respectively, (percentages in the discussion may be rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-Q and our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

We design, develop, market and support hardware and software user authentication products that reduce the risk of loss from unauthorized transactions by validating a person’s identity using a one-time password and obtaining a legally-enforceable digital signature, if needed, for financial transactions. Our products are used currently in a wide variety of applications including, but not limited to, Internet banking, Internet brokerage, e-commerce applications dealing with web or mobile access and various Enterprise Security applications. As evidenced by our current customer base, our products are purchased by companies and, depending on the business application, are distributed to either their employees or their customers. Those customers may be other businesses or, for example, in the case of Internet banking, the banks’ retail customers.

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

Comparison of Results for the Three and Nine Months Ended September 30, 2006 and 2005

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

Currency Fluctuations. In the third quarter of 2006 and 2005, approximately 94% and 90%, respectively, of our revenue was generated outside the United States. For the nine months ended September 30, 2006 and 2005, approximately 91% and 92%, respectively, was generated outside of the United States.

In addition, approximately 76% of our operating expenses in both the third quarter of 2006 and 2005 were incurred outside of the United States. For the first nine months ended September 30, 2006 and 2005, approximately 75% and 76%, respectively, of our operating expenses were incurred outside of the United States.

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

The U.S. Dollar weakened approximately 5% against the Euro and strengthened approximately 0.4% against the Australian Dollar for the quarter ended September 30, 2006 compared to the same period in 2005. For the nine months ended September 30, 2006, the U.S. Dollar strengthened approximately 3% against both the Euro and the Australian Dollar as compared to the same period in 2005. We estimate that the changes of the U.S. Dollar versus the two currencies in 2006 compared to 2005 resulted in an increase in revenues of approximately $397 for the quarter ended September 30, 2006 and a decrease in revenues of approximately $465 for the nine months ended September 30, 2006 compared to the same periods in 2005. We also estimate that changes in currency exchange rates resulted in an increase in operating expenses of approximately $241 for the quarter ended September 30, 2006 and a decrease in operating expenses of $349 for the nine months ended September 30, 2006 compared to the same periods in 2005.

The financial position and results of operations of our foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders’ equity. Revenues and expenses are translated at average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. Foreign exchange transaction gains aggregating $23 in the third quarter of 2006 compare to gains for the third quarter of 2005 of $73. For the nine months ended September 30, 2006, transaction gains of $41 compare to gains of $365 for the first nine months of 2005. The Company implemented a foreign exchange hedging program in the second quarter of 2005 to minimize the impact of transaction gains or losses. Transaction gains and losses are included in other non-operating income (expense). Under this program, our Belgian subsidiary borrows U.S. dollars in an amount that is generally equal to its net U.S. dollar asset position. The U.S. dollars borrowed are converted to Euros and invested in short-term instruments. The borrowings under this program have not been designated as a foreign currency hedge as that term is defined in FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities. We plan to monitor the results of this program and, while we expect to continue the program for the near term, we may discontinue the program if it is deemed to be no longer necessary, ineffective or too costly.

Revenue

Revenue by Geographic Regions: We sell the majority of our products in European countries with significant sales in the United States and other countries, primarily Australia, Asia/Pacific, India and South America. The breakdown of revenue for the three and nine months ended September 30, 2006 and 2005 in each of our major geographic areas was as follows:

	Europe	United States	Other Countries	Total
Quarter Ended September 30:
Revenue
2006	$10,811	$1,165	$6,731	$18,707
2005	7,991	1,306	3,975	13,272
Percent of total
2006	58%	6%	36%	100%
2005	60%	10%	30%	100%

Nine Months Ended September 30:
Revenue
2006	$31,692	$4,576	$14,641	$50,909
2005	27,797	2,812	6,451	37,060
Percent of total
2006	62%	9%	29%	100%
2005	75%	8%	17%	100%

Total revenue in the third quarter of 2006 increased $5,435 or 41% over the third quarter of 2005. The increase was primarily attributable to an increase in the number of Digipasses shipped and the benefit of the strengthening of the Euro compared to the U.S. Dollar, partially offset by a decline in average selling price per Digipass. We estimate that the weakening of the U.S. Dollar resulted in an increase in revenue for the first nine months of 2006 as compared to 2005 of $397.

We shipped approximately 2,929 Digipasses in the third quarter of 2006, an increase of approximately 1,093 or 60% over the third quarter of 2005. The average selling price per Digipass, including related software, was approximately $6.39 in the third quarter of 2006, a decline of $0.84 or 12% from the average price of approximately $7.23 in 2005. Management believes that the increase in Digipass volume is attributed to the growth in its distribution channel, increased awareness of the need for strong authentication to combat identity theft and our ability to help customers deploy large volumes of high-quality Digipasses at an affordable price. We provide volume-purchase discounts to customers that place firm purchase orders for large-volume deployments.

Revenue generated in Europe during the third quarter was $2,821, or 35% higher than 2005. Revenue generated in the United States during the third quarter was $141 or 11% lower than 2005. Revenue generated from other countries during the third quarter was $2,755 or 69% higher. The increase in revenue in Europe and other countries were primarily related to the aforementioned increase in Digipass units shipped. The decline in the U.S. was primarily attributed to a decrease in Digipass units shipped. Management believes that the decline in the U.S. reflects the fact that the U.S. market for authentication is not as developed as in other countries and is not indicative of future results. Given the current volume of revenue in the U.S., relatively large individual shipments will result in higher volatility of quarterly results.

Total revenue for the nine months ended September 30, 2006 increased $13,849 or 37% over the first nine months of 2005. The increase in revenue was primarily attributable to the increase in the number of Digipass units sold, partially offset by a decline in the average selling price per Digipass and the strengthening of the U.S. Dollar against the Euro and the Australian Dollar. Digipass volume for the nine-month period increased 50% from approximately 4,913 in 2005 to approximately 7,378 in 2006. The average selling price per Digipass, including related software, was approximately $6.90 for the first nine months of 2006, a decline of $0.64 or 8% from the average price of approximately $7.54 in 2005. We estimate that the strengthening of the U.S. Dollar resulted in a decrease in revenue for the first nine months of 2006 as compared to 2005 of $465.

Revenue generated in Europe during the first nine months of 2006 was $3,895, or 14% higher than 2005; revenue generated in the United States was $1,764 or 63% higher than 2005 and revenue generated from other countries was $8,190 or 127% higher than 2005.

For the first nine months of 2006, the top ten customers accounted for approximately 54% of total revenue as compared to 70% of total revenue in 2005.

Revenue by Target Market: Revenues are generated currently from two primary markets, banking/finance (“Banking”) and Enterprise Security (formerly referred to as Corporate Network Access) through the use of both direct and indirect sales channels. The breakdown of revenue between the two primary markets is as follows:

	Banking	Enterprise Security	Total
Quarter Ended September 30:
Revenue
2006	$16,092	$2,615	$18,707
2005	11,187	2,085	13,272
Percent of total
2006	86%	14%	100%
2005	84%	16%	100%

Nine Months Ended September 30:
Revenue
2006	$43,406	$7,503	$50,909
2005	31,559	5,501	37,060
Percent of total
2006	85%	15%	100%
2005	85%	15%	100%

Revenue in the third quarter of 2006 from the Banking market increased $4,905 or 44% over the third quarter of 2005 and revenue from the Enterprise Security market increased $530 or 25% in the same period. While the increase in total revenues is attributable, in part, to the development of the indirect sales channel, which includes distributors, resellers, and solution partners, the distribution of the revenues between the segments in large part reflects the sales channel’s focus on banking opportunities. The indirect sales channel supplements our direct sales force in the Banking market and is the primary source of revenues in the Enterprise Security market.

Revenue for the first nine months of 2006 from the Banking market increased $11,847 or 38% compared to the first nine months of 2005 and revenue from the Enterprise Security market increased $2,002 or 36% in the same period.

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

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenues for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	31.7	38.7	33.0	36.9

Gross profit	68.3	61.3	67.0	63.1
Operating costs:
Sales and marketing	24.4	25.5	25.6	27.7
Research and development	7.7	6.8	7.1	7.1
General and administrative	8.7	8.5	10.1	8.6
Amortization of intangible assets	0.9	1.4	0.7	1.5

Total operating costs	41.7	42.2	43.5	44.9

Operating income	26.6	19.1	23.5	18.2
Impairment of investment in Secured Services, Inc.	-	-	(1.2)	-
Interest income, net	(0.3)	(0.1)	-	0.1
Other income (expense), net	0.1	1.3	0.3	1.4

Income before income taxes	26.4	20.3	22.6	19.7
Provision for income taxes	8.8	7.1	7.9	6.9

Net income	17.6	13.2	14.7	12.8

Gross Profit

Consolidated gross profit for the quarter ended September 30, 2006 was $12,785, an increase of $4,651, or 57%, from the quarter ended September 30, 2005. Gross profit as a percentage of revenue was 68% in the third quarter of 2006, as compared to 61% in the third quarter of 2005. The increase in the gross profit as a percentage of revenue was primarily related to a decline in the average cost of Digipasses sold and the impact of the strengthening of the Euro compared to the U.S. Dollar, partially offset by the decline in average selling price per Digipass. The decline in the average selling price per Digipass unit reflects the impact of volume-purchase discounts granted to customers making large-volume purchases. The decline in the average cost per unit reflects a change in the mix of product sold, a reduction in the production cost of most of the hardware Digipass models manufactured and a reduction in the costs that are not attributed directly to products sold such as freight, warranty and inventory adjustments.

Consolidated gross profit for the nine months ended September 30, 2006 was $34,098, an increase of $10,695, or 46%, from the same period in 2005. Gross profit as a percentage of revenue was 67% for the first nine months of 2006, as compared to 63% for the same period in 2005. The improvement in the gross profit as a percentage of revenue reflects the impact of the same issues as noted in the comparison of the third quarter results.

The average total cost per Digipass unit sold across all models declined approximately 17% in the third quarter of 2006 and 11% for the first nine months of 2006 compared to the same periods in 2005. The decline in cost is primarily attributable to a change in the mix of models sold and a reduction in the per-unit cost of most models.

As previously noted, our purchases of inventory are denominated in U.S. dollars. Also, as previously noted, we denominate a portion of our sales in Euros in order to offset the effects of currency on operating expenses. As the exchange rates for the currencies change, we experience a change in revenue without the corresponding change in cost of goods sold. The impact from changes in currency rates are estimated to have increased gross profit by $397 for the quarter ended September 30, 2006 and decreased gross profit by $465 for the nine months ended September 30, 2006. The effect of foreign currency was to increase the gross profit rate by approximately 0.6 percentage points for the quarter ended September 30, 2006 and decrease the gross profit rate by approximately 0.3 percentage points for the nine months ended September 30, 2006, respectively.

Operating Expenses

Our operating expenses are generally based on anticipated revenue levels and the majority of such expenses are fixed. As a result, small variations in the amount of revenue recognized in any given quarter could cause significant variations in the quarter-to-quarter comparisons of either the absolute amounts of operating income or operating income as a percentage of revenue.

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended September 30, 2006 were $4,570, an increase of $1,183, or 35%, from the third quarter of 2005. This increase in sales and marketing expenses is primarily related to increased direct headcount, the cost of agents in countries where the Company does not have a direct sales presence and an increase in related travel, an increase in marketing expenses, the impact of currency and an increase in non-cash compensation. The average full-time sales and marketing employee headcount was 88 in the third quarter of 2006 compared to 71 in the third quarter of 2005.

Consolidated sales and marketing expenses for the nine months ended September 30, 2006 were $13,013, an increase of $2,754, or 27%, from the same period of 2005. The increase in expense was related to the same factors noted for the third quarter above partially offset by the benefits of a stronger U.S. Dollar. Average full-time sales and marketing employee headcount in 2006 was 84 compared to 68 in 2005.

Research and Development Expenses

Consolidated research and development costs for the quarter ended September 30, 2006 were $1,446, an increase of $544, or 60%, from the third quarter of 2005. This increase was primarily due to increased compensation related expenses. Our acquisition of Logico in May of 2006 has been the primary source of increased headcount and compensation related expenses. Average full-time research and development employee headcount in 2006 was 47 compared to 27 in 2005.

Consolidated research and development costs for the nine months ended September 30, 2006 were $3,624, an increase of $1,009, or 39%, from the same period of 2005. This increase was related to the same factors noted for the third quarter above. Average full-time research and development employee headcount for the first nine months in 2006 was 39 compared to 25 in the same period of 2005.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended September 30, 2006 were $1,624, an increase of $496, or 44%, from the third quarter of 2005. This increase was primarily due to increased headcount, non-cash compensation charges, increased professional fees and increased insurance costs. Average full-time general and administrative employee headcount in 2006 was 20 compared to 15 in 2005.

Consolidated general and administrative expenses for the nine months ended September 30, 2006 were $5,164, an increase of $1,959, or 61%, from the same period of 2005. This increase was due to the same factors as noted for the third quarter and a provision for uncollectible accounts receivable. Average full-time general and administrative employee headcount for the first nine months in 2006 was 19 compared to 14 in the same period of 2005.

Amortization of Intangible Assets

Amortization of intangible assets for the third quarter and first nine months of 2006 decreased $10 and $239, respectively, over the same periods of 2005. The decrease was primarily due to the fact that the intangible assets resulting from the acquisition of AOS were fully amortized in 2005 and are being partially offset by the amortization of intangibles related to the acquisition of Logico in May of 2006.

Impairment of Investment in Secured Services

The net impairment charge of $600 for the nine months ended September 30, 2006 represents the full impairment of the remaining investments in Secured Services.

Interest Income (Expense), Net

Consolidated net interest expense was negligible and generally comparable in the third quarter of 2006 to the same periods in 2005. For the nine months ended September 30, net interest income was comparable to 2005.

Other Income (Expense), Net

Other income primarily includes exchange gains (losses) on transactions that are denominated in currencies other than the subsidiaries’ functional currency and subsidies received from foreign governments in support of our export business in those countries. Other income for the third quarter of 2006 was $27 and compares to income of $166 for the third quarter of 2005. Other income for the first nine months of 2006 was $135 compared to $512 in the first nine months of 2005. The reduction in income in the three and nine-month period ended September 30, 2006 primarily reflects a reduction in both the amount of exchange gains recognized and in the amount of subsidies received.

Income Taxes

Income tax expense for the third quarter of 2006 was $1,658, an increase of $715 from the third quarter of 2005. The increase in tax expense is attributable to higher pre-tax income partially offset by a lower effective tax rate. The effective tax rate was 33.5% for the third quarter of 2006 compared to 35% for the third quarter of 2005.

Income tax expense for the first nine months of 2006 was $4,018, an increase of $1,466 from the same period in 2005. The increase in tax expense reflects the tax on increased earnings. The effective tax rate was 35% for both the first nine months of 2006 and 2005. The tax rate for the first nine months of 2006 is higher than the expected tax rate for the full year as it does not include a benefit for the SSI impairment charge. The normalized effective tax rate for full-year 2006 is currently 33.5% and compares to 35% in 2005. The effective tax rate for both periods reflects our estimate of the full-year tax rate at the end of each respective period. The rate reported in 2006 is lower than the rate reported in 2005 as our expectation of earnings in countries in which we have a tax loss carryforward are higher in 2006 than they were at the end of the third quarter in 2005.

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

Liquidity and Capital Resources

Our net cash balance at September 30, 2006 (total cash less loans payable to banks) was $20,407, an increase of $7,437 or 57% from $12,970 at June 30, 2006 and an increase of $6,437 or 46% from $13,970 at December 31, 2005. As of September 30, 2006, we had working capital of $24,046, an increase of $4,190, or 21%, from $19,856 reported at June 30, 2006 and an increase of $7,721 or 47% from the $16,325 reported at December 31, 2005. The increase in cash was primarily due to the cash generated from our operating activities and other net changes in working capital. The increase in working capital was primarily related to positive earnings before interest, taxes, depreciation and amortization (EBITDA).

Days sales outstanding in net accounts receivable decreased from 81 days at June 30, 2006 to 66 days at September 30, 2006. Days sales outstanding in receivables decreased in the third quarter of 2006 primarily due to the full payment of aged balances and to a reduction in the amount of sales in the last month of the third quarter as compared to the amount of sales made in the last month of the second quarter.

EBITDA from continuing operations for the three and nine months ended September 30, 2006 were $5,319 and $12,191, respectively, and reflect increases of $2,349 or 79% and $4,111 or 51% over the same periods of the prior year. A reconciliation of EBITDA to net income for the three and nine-month periods ended September 30, 2006 and 2005 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
EBITDA	$5,319	$2,970	$12,191	$8,080

Interest income, net	(58)	(10)	16	32
Provision for income taxes	(1,658)	(943)	(4,018)	(2,552)
Depreciation and amortization	(316)	(266)	(698)	(822)

Net income	$3,287	$1,751	$7,491	$4,738

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

At September 30, 2006, we had an overdraft agreement in place with Fortis Bank, secured by our trade accounts receivable, wherein we could borrow up to 3,500 Euros or U.S. Dollars. We borrow against this line of credit as part of our currency hedging program as noted previously. Based on receivable balances as of September 30, 2006 and the amount of borrowings outstanding under the line to support our hedging program, $421 of the overdraft agreement was available to us for borrowing at September 30, 2006.

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

For additional information related to risks, refer to “Item 1(a): Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Recently Issued Accounting Pronouncements

In June, 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”, which changes the threshold for recognizing the benefit of an uncertain tax position, prescribes a method for measuring the tax benefit to be recorded and requires incremental disclosures about uncertain tax positions. This interpretation is effective for years beginning after December 15, 2006. The interpretation is expected to have no material effect on the Company’s financial condition or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the nine-month period ended September 30, 2006. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4. Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q and in other reports required to be filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission for such filings. As required by Rule 13a-15(b) under the Exchange Act, our management, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2006. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the our management, have determined that as of September 30, 2006, the disclosure controls and procedures were and are effective as designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act relating to us and our consolidated subsidiaries would be accumulated and communicated to them, as appropriate, to allow timely disclosures regarding required disclosures.

There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders on June 14, 2006, the stockholders of the Company entitled to vote thereon elected the following individuals as directors of the Company (total shares eligible to vote were 36,368,799; total shares voted were 33,990,434):

Name	For	Against	Abstain
T. Kendall Hunt	33,478,558	-	511,876
Michael Cullinane	32,897,899	-	1,092,535
John N. Fox, Jr.	33,360,272	-	630,162
John R. Walter	32,907,899	-	1,082,535

There were no broker non-votes.

Item 6. Exhibits.

Exhibit 31.1 Statement Under Oath of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2006.

Exhibit 31.2 Statement Under Oath of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2006.

Exhibit 32.1 Statement Under Oath of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2006.

Exhibit 32.2 Statement Under Oath of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2006.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown
Clifford K. Bown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)