Form 10-K
period 2006-12-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2007-03-16
CIK 1044777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

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
                                 (630) 932-8844

 Securities registered pursuant to Section 12(b) of the Act: __________________

          Title of each class               Name of exchange on which registered
          -------------------               ------------------------------------
COMMON STOCK, PAR VALUE $.001 PER SHARE            NASDAQ CAPITAL MARKET

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

   Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes        No   X
                                                -----     -----

     As of June 30, 2006, the aggregate market value of voting and non-voting common equity (based upon the last sale price of the common stock as reported on Nasdaq on June 30, 2006) held by non-affiliates of the registrant was $219,815,000 at $8.35 per share.

     As of February 28, 2007, there were 36,801,890 shares of common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE   None.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
Item 1.    Business                                                            3
Item 1A.   Risk Factors                                                       13
Item 1B.   Unresolved Staff Comments                                          19
Item 2.    Properties                                                         19
Item 3.    Legal Proceedings                                                  20
Item 4.    Submission of Matters to a Vote of Security Holders                20

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                  20
Item 6.    Selected Financial Data                                            22
Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       23
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         35
Item 8.    Financial Statements and Supplementary Data                        35
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures                                          35
Item 9A.   Controls and Procedures                                            35
Item 9B.   Other Information                                                  37

PART III
Item 10.   Directors, Executive Officers and Corporate Governance             38
Item 11.   Executive Compensation                                             39
Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                    51
Item 13.   Certain Relationships and Related Transactions, and Director
              Independence                                                    53
Item 14.   Principal Accountants Fees and Services                            54

PART IV
Item 15.   Exhibits, Financial Statement Schedules                            54

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

ITEM 1 - BUSINESS

     VASCO Data Security International, Inc. was incorporated in the State of Delaware in 1997 and is the successor to VASCO Corp., a Delaware corporation. Our principal executive offices are located at 1901 South Meyers Road, Suite 210, Oakbrook Terrace, Illinois 60181 and the telephone number at that address is (630) 932-8844. Our principal operations offices in Europe are located at Koningin Astridlaan 164, B-1780 Wemmel (Belgium) and the telephone number at that address is 32(0)2/609.97.00. We announced on February 27, 2007 that we would establish our European headquarters office in Zurich, Switzerland. Unless otherwise noted, references in this Annual Report on Form 10-K to "VASCO," "Company," "company," "we," "our," and "us" refer to VASCO Data Security International, Inc. and its subsidiaries.

     Additional information on the Company, its products and its results, including the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with the Securities and Exchange Commission, or "SEC" may be found on the Company's web site at www.vasco.com, free of charge.

GENERAL

     We, through our operating subsidiaries, design, develop, market and support open standards-based hardware and software security systems that manage and secure access to information assets. We design, develop, market and support patented "Strong User Authentication" products for e-business and e-commerce. Our products enable secure financial transactions to be made over private enterprise networks and public networks, such as the Internet. Our Strong User Authentication is delivered via our hardware and software Digipass security products, (collectively "Digipasses") most of which incorporate an electronic signature capability, which guarantees the integrity of electronic transactions and data transmissions. Some of our Digipasses are compliant with the Europay MasterCard Visa ("EMV") standard and are compatible with MasterCard's and VISA's Chip Authentication Program (CAP). Some of our Digipass units are OATH compliant.

     The backbone of our product range is VACMAN Controller. VACMAN Controller has been extended to support all VASCO authentication technologies, including passwords, dynamic password technology (Digipass), certificates and biometrics, on one unique platform. Our strategy is to become the full option, all-terrain authentication company.

     For user access control, our VACMAN Middleware products limit application access to designated Digipass users. Digipass and VACMAN combine to provide greater flexibility and a more affordable means than competing products of authenticating to any network, including the Internet.

VASCO's product lines include:

     - (VACMAN LOGO) VACMAN: Core authentication platform, combining all technologies on one unique platform;

     - (IDENTIKEY LOGO) IdentiKey: VASCO's authentication server, combining the VACMAN core authentication platform with full server functionality;

     - (AXS GUARD LOGO) aXs GUARD: Leading authentication appliance services, combining Identikey with a wide variety of Internet communication solutions;

     - (DIGIPASS LOGO) Digipass: A suite of over 50 multi-application client e-signature software products, based on the world's most widely spread electronic client platforms;

     - (DIGIPASSPLUS LOGO) DigipassPlus: Authentication Services. Combines all VASCO products and solutions in an outsourced service offering. VASCO also offers related services under the DigipassPlus label, such as Fraud Detection and Analysis and the brand new VASCO Video Training.

     Our target markets are the applications and their several hundred million users that utilize fixed passwords as security. Our event and time-based system generates a "one-time" password that changes with every use. As a result, when compared to fixed passwords, it substantially reduces the risk of unauthorized access to the application.

     As of December 31, 2006, we had shipped approximately 32 million Digipass units since our inception. Our security solutions are sold worldwide through our direct sales force, as well as through distributors, resellers and systems integrators. We currently have more than 4,250 customers in more than 100 countries. Representative customers of our products include HSBC, Rabobank Nederland, ING Bank, Fortis Bank, Wachovia, Daimler Chrysler, Volvo and CoStar Group. In 2006, we sold to 1,553 new accounts of which 233 were banks and 1,320 were Enterprise Security customers. For full year 2005, we sold 821 new accounts including 89 new banks and 732 new Corporate Network Access accounts.

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

     On March 11, 1998, we completed a registered exchange offer with the holders of the outstanding securities of VASCO Corp. Since the exchange offer, we have engaged in seven acquisitions and one disposition. Two of the acquisitions were in 2006.

     On May 11, 2006, we acquired all of the shares of Logico Smart Card Solutions GmbH and its subsidiary, Logico Vertriebs GmbH, an authentication specialist located in Austria, with extensive experience in smart card operating systems. The aggregate cash purchase price was $2.2 million.

     On October 25, 2006, we acquired the stock of Able NV, (Able), a Unified Threat Management (UTM) specialist located in Mechelen, Belgium. Able's key product is the aXs GUARD appliance, which combines 21 different applications for Internet security, including Digipass strong user authentication, VPN, firewall, anti-virus, hacker detection, statistics reporting, content scanning and more. The cost of the Able acquisition was $6.3 million in cash.

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

     In October 2005, in the U. S., the Federal Financial Institutions Examination Council (FFIEC) issued guidance for Strong Authentication/Two Factor Authentication in the Internet banking environment. Financial institutions were expected to achieve compliance by year-end 2006.

     Components of Security. Data and financial asset security, and secured access to and participation in online commerce, generally consist of the following components:

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

     Accordingly, we have adopted the following approach to data security:

     - In designing our products, we have sought to incorporate industry-accepted, open and non-proprietary protocols. This permits interoperability between our products and the multiple platforms, products and applications widely in use.

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

     - We design our products and services to have a more attractive total cost of ownership than competing products and services. We have found that product improvements and tools that lower a customer's total cost of ownership create differentiating sales and marketing tools and also help in the development of a highly loyal customer base that is open to new solutions that we offer.

     As a result of this approach, we believe that we are positioned to be the leading provider of strong software and hardware authentication security solutions for all types of on-line, risk-based transactions.

OUR STRATEGY

     We believe we have one of the most complete lines of security products and services for Strong User Authentication available in the market today and we also believe that we are the leading worldwide provider of these products and services. A key element of our growth strategy is to demonstrate to an increasing number of distributors, resellers and systems integrators that, by incorporating our security products into their own products, they can more effectively differentiate themselves in their marketplaces and increase the value of their products. In addition, we will demonstrate to our corporate users that our products provide mission critical security to their internal and external security infrastructures. Following this active marketing and promotion effort, we will work with these resellers and integrators to support their sales of solutions that include our products. Also, we plan to expand our direct sales marketing program to new and existing blue chip customers. Further, we intend to:

     Increase Sales and Marketing Efforts Worldwide. We intend to increase sales of our security products and services in our established European markets and to actively increase our sales and support presence and marketing efforts in North America, South America, Asia/Pacific, Australia and the Middle East. We plan to:

     - Be the full option, all-terrain authentication company by offering our customers a solution with VACMAN Controller as the core and the backbone, encompassing all four authentication technologies (passwords, dynamic password technologies, certificates and biometrics);

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

     Continue Innovation. We intend to continue to enhance and broaden our line of security products to meet the changing needs of our existing and potential customers by:

     - Building on our core software and hardware security expertise, such as expanding our technology and services for use on different platforms (like mobile phones and personal digital assistants);

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

     In order to provide the greatest flexibility, while not compromising on functionality or security, VACMAN solutions are designed to integrate with most popular hardware and software. Once integrated, the VACMAN components become largely transparent to the users, minimizing rollout and support issues.

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

     VACMAN Middleware

          For organizations of all sizes that need to authenticate remote users for access to enterprise networks and its applications, VACMAN Middleware is a software suite, used to verify authentication requests and to centrally administer user authentication policies. Unlike other authentication solutions, VACMAN Middleware -together with VASCO's DIGIPASS family- provides affordable strong authentication and secure access to web applications, business applications and VPN (virtual private networks).

          VACMAN Middleware in combination with DIGIPASS authenticators eliminates the weakest link in any security structure, the use of static passwords. It's a turnkey solution that can be up and running in minutes, not hours or weeks.

          The main authentication tool in a VACMAN Middleware enabled infrastructure remains the Active Directory service. The storage of the DIGIPASS related data is linked with the users in the Active Directory. As a result, a scalable approach is achieved and an optimal support is provided for multiple domains and delegated administration. VACMAN Middleware supports ODBC compliant databases, such as Oracle 9i, Microsoft SQL server 2000 and 2005, IBM DB2 8.1, Sybase Adaptive Server Anywhere 9.0 and PostgreSQL 8.0 and 8.1. VACMAN Middleware is standard delivered with PostgreSQL.

          The audit console monitors incoming and outgoing radius and web traffic (or any other events) on the VACMAN Middleware server. The audit console presents all the statistical information you need to manage your remote access environment - providing details on events that have occurred since VACMAN Middleware started running, including:

          -    connection period

          -    number of information messages

          -    warnings

          -    errors and fatal errors

          There are no hardware or software conflicts to worry about because VACMAN Middleware uses a non intrusive method of enabling DIGIPASS authentication. Simply place VACMAN Middleware between the Network Access Server and your existing radius server - without affecting the performance of either.

Digipass Product Line

     Our Digipass product line, which exists as a family of authentication devices as well as extensive software libraries, provides a flexible and affordable means of authenticating users to any network, including the Internet.

     Security can be broken into three factors:

     - What the user has (the Digipass itself, in either hardware or software version);

     -    What the user knows (the PIN code to activate the Digipass); and

     -    Who the user is (biometrics).

     The Digipass family is currently based on the first two factors. Using the Digipass system, in order to enter a remote system or to digitally sign data, the user needs the:

     - Software and Hardware client authentication device (Digipass) itself so that if he or she does not physically have the device, he or she will not be able to log on to the system; and

     - PIN code for the Digipass so if the user does not know the appropriate code, he or she will not be able to use the applications stored inside.

     Both of these factors help to make sure that a natural person is authenticating (or signing), instead of a computer or another device. These factors also enable very high portability for security anytime, anywhere and anyhow.

     Digipasses calculate dynamic signatures and passwords, also known as one-time passwords, to authenticate users on a computer network and for a variety of other applications. There are over 50 models of the Digipass, each of which has its own distinct characteristics depending on the platform that it uses and the functions it performs. However, the Digipass family is designed to work together and customers can switch their users' devices without requiring any changes to the customers' existing infrastructure. In addition, these devices can be used to calculate digital signatures, also known as electronic signatures or message authentication codes, to protect electronic transactions and the integrity of the contents of such transactions.

     In addition, Digipass technology is designed to operate on non-VASCO platforms such as a desktop PC or laptop. Digipass technology is also available for personal digital assistants (PDA), mobile phones and smart cards.

For users of mobile phones, the virtual Digipass generates one-time passwords that are sent to the mobile telephone user by SMS (Short Messaging System).

     Other technologies such as paper based authentication (TAN lists) are successfully created in the Digipass family, always based on the same back-end VACMAN core technology.

     Digipass technology also combines the benefits of traditional password authenticators (authentication and digital signatures) with smart card readers. Together, they bring portability to smart cards and allow secure time-based algorithms.

     Finally, the Digipass technology is also available in a Web browser based version. The Digipass for Web is the ideal product to replace a password-based security or paper based authentication system with a security system leveraging strong authentication, to achieve a higher security level. Digipass for Web supports user authentication, transaction signing and document signing. No software installation is required on the end-user's PC.

     A VASCO-secured system has the features needed to secure both today's and tomorrow's IT resources.

DIGIPASS AT WORK

                                    (GRAPHIC)

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

Digipass Pack

     Two Digipass Packs are available in two basic packs and one advanced pack. The advanced pack is combination of both basic packs.

     DIGIPASS basic pack OTP

          DIGIPASS basic pack OTP is a security software solution that provides two factor authentication based on One-Time-Passwords. DIGIPASS basic pack replaces the single-factor login sequence of typing username and password with a proven security technology: strong two-factor authentication. The DIGIPASS solution requires authorized users to demonstrate that they possess both the DIGIPASS Go3 device (by typing the One-Time-Password generated by the Go3) and that they know a secret - a unique PIN-code. This two-factor authentication technology works perfectly with RADIUS based remote VPN.

          DIGIPASS basic pack OTP is delivered in a box comprising 5 units of DP Go3 and 5 end user licenses for DIGIPASS for RADIUS.

     DIGIPASS basic pack SPS

          DIGIPASS basic pack SPS is a security software solution that provides two factor authentication based on strong passwords stored securely on smart cards. DIGIPASS basic pack replaces the single-factor login sequence of typing username and password with a proven security technology: strong two-factor authentication. The DIGIPASS solution requires authorized users to demonstrate that they possess both the DIGIPASS smart cards (by inserting the smart card into the smart card reader) and that they know a secret - a unique PIN-code. This two-factor authentication technology works perfectly with e.g. Windows(R) operating systems.

          DIGIPASS basic pack SPS is delivered in a box comprising 5 units of DP 860 (smart card reader), 5 DIGIPASS smart cards and 5 end user licenses for DP Windows Logon.

     DIGIPASS advanced pack

          DIGIPASS advanced pack is a security software solution that provides two factor authentication based on One-Time-Passwords and strong static passwords stored securely on smart cards depending what technology is more appropriate. DIGIPASS advanced pack replaces the single-factor login sequence of typing username and password with a proven security technology: strong two-factor authentication. The DIGIPASS solution requires authorized users to demonstrate that they possess both a DIGIPASS identity device (either by typing the One-Time-Password generated by the Go3 or by inserting the smart card into the smart card reader) and that they know a secret - a unique PIN-code. This two-factor authentication technology works perfectly with e.g. Windows(R) operating systems or any RADIUS compliant VPN client.

          DIGIPASS advanced pack is delivered in a box comprising 5 units of DP 860, 5 end user licenses for DP Windows Logon and 5 end user licenses for DIGIPASS software for RADIUS.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS AND LICENSES

     We rely on a combination of patent, copyright, trademark and trade secret laws, as well as employee and third-party non-disclosure agreements to protect our proprietary rights. In particular, we hold several patents in the U. S. and in certain European countries, which cover multiple aspects of our technology. These patents expire between 2007 and 2022. In addition to the issued patents, we also have several patents pending in the U. S. and other countries. The majority of our issued and pending patents cover our Digipass family. We believe these patents to be valuable property rights and we rely on the strength of our patents and on trade secret law to protect our intellectual property rights. To the extent that we believe our patents are being infringed upon, we intend to assert vigorously our patent protection rights, including but not limited to, pursuing all available legal remedies.

RESEARCH AND DEVELOPMENT

     Our research and development efforts historically have been, and will continue to be, concentrated on product enhancement, new technology development and related new product introductions. We employ a team of full-time engineers and, from time to time, also engage independent engineering firms to conduct non-strategic research and development efforts on our behalf. We recorded $5.5 million, $3.6 million and $2.4 million for fiscal years ended December 31, 2006, 2005 and 2004, respectively, on company-sponsored research and development.

PRODUCTION

     Our security hardware Digipasses are manufactured by third parties pursuant to purchase orders that we issue. Our hardware Digipasses are made primarily from commercially available electronic components that are purchased globally. Our software products, including software versions of our Digipasses are produced either in-house or by several outside sources primarily in Australia and Europe.

     Hardware Digipasses utilize commercially available programmable microprocessors, or chips. We use a limited number of microprocessors, made by Samsung, for the various hardware products we produce. The Samsung microprocessors are purchased from Samsung Semiconductor in France. The microprocessors are the only components of our security tokens that are not commodity items readily available on the open market.

     Orders of microprocessors generally require a lead-time of 12-16 weeks. We attempt to maintain a sufficient inventory of all parts to handle short-term increases in orders. Large orders that would significantly deplete our inventory are typically required to be placed with more than 12 weeks of lead-time, allowing us to attempt to make appropriate arrangements with our suppliers.

     We purchase the microprocessors and arrange for shipment to third parties for assembly and testing in accordance with our design specifications. Our Digipass products are assembled by one of three independent companies with headquarters in Hong Kong and production facilities in China. Purchases from these companies are made on a volume purchase order basis. These companies commit to very high production standards, and as a result, they also have major production contracts with companies such as Sony and Samsung. Equipment designed to test product at the point of assembly is supplied by us and periodic visits are made by our personnel for purposes of quality assurance, assembly process review and supplier relations.

COMPETITION

     The market for computer and network security solutions is very competitive and, like most technology-driven markets, is subject to rapid change and constantly evolving products and services. Our main competitor is RSA Security, a subsidiary of EMC Corporation. Additional competitors are ActivIdentity, Xiring, Todos Data Systems and Kobil Systems. There are many other companies such as Secure Computing, SafeNet, Entrust, and Aladdin Knowledge Systems that offer authentication hardware, software and services that range from simple locking mechanisms to sophisticated encryption technologies. We believe that competition in this market is likely to intensify as a result of increasing demand for security products.

     We believe that the principal competitive factors affecting the market for computer and network security products include the strength and effectiveness of the solution, technical features, ease of use, quality/reliability, customer service and support, name recognition, customer base, distribution channels and the total cost of ownership of the authentication solution. Although we believe that our products currently compete favorably with respect to such factors, other than name recognition in certain markets, there can be no assurance that we can maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other competitive resources.

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

SALES AND MARKETING

     Our security solutions are sold through our direct sales force, as well as through 52 distributors, their reseller networks and systems integrators. A sales staff of 49 coordinates our sales activity through both our sales channels and our strategic partners' sales channels and makes direct sales calls either alone or with sales personnel of vendors of computer systems. Our sales staff also provides product education seminars to sales and technical personnel of vendors and distributors with whom we have working relationships and to potential end-users of our products.

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

CUSTOMERS AND MARKETS

     Customers for our products include some of the world's most recognized names: HSBC, Rabobank, ING Bank, Fortis Bank, Wachovia, Daimler Chrysler, Volvo and CoStar Group. In 2006, we announced numerous new customers around the world including, but not limited to Dexia (Belgium),Citibank (U.S.), Banco Bradesco (Brazil), Garanti Bank (Turkey) and Postfinance (Switzerland).

     For the years 2006, 2005, and 2004, our top 10 customers contributed 49%, 64% and 60%, respectively, of total worldwide revenues. Sales to HSBC exceeded 10% of our total sales in 2006. Sales to Rabobank Nederland and HSBC each exceeded 10% of our revenue in 2005. Rabobank Nederland, Ementor and Fortis Bank each exceeded 10% of our revenue in 2004. The loss of any of these customers could result in a significant loss in revenues and could have a material adverse effect on our results of operations and financial condition.

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

     VASCO is active in four vertical markets:

          - Banking and Finance: Our traditional stronghold where we are still growing rapidly.

          - Enterprise Security: Our second market that has grown into a robust source of revenue.

          - E-commerce: Both business-to-business and business-to-consumer e-commerce are becoming ever more important for VASCO.

          - E-government: Our revenue in this market is still small, but we are ready to take advantage of the market's evolution.

     Our channel partners are critical to our success in the Enterprise Security markets. VASCO serves this market exclusively via its two-tier indirect sales channel. VASCO trains employee of its resellers and distributors on-site and in the VASCO offices. In addition, VASCO has developed online video training software, allowing us to train people worldwide, resulting in cost and time benefits.

     VASCO invests in and supports its channel with marketing and public relations actions. Distributors and resellers get the tools they need to be successful, such as campaigns, case studies, marketing funds and more. We expect our Enterprise Security market to become even more successful in the future.

FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS

     See Note 13 to VASCO Notes to Consolidated Financial Statements for a breakdown of revenues and long-lived assets between U.S. and foreign operations.

EMPLOYEES

     As of December 31, 2006, we had 184 full time employees. Of these, 22 were located in North America, 137 were located in Europe, 17 were located in Australia and 8 located in Asia. Of the total, 98 were involved in sales, marketing and customer support, 63 in research and development and 23 in general and administration.

ITEM 1A - RISK FACTORS

                                  RISK FACTORS

     You should carefully consider the following risk factors, which we consider the most significant, as well as other information contained in this Annual Report on Form 10-K. In addition, there are a number of less significant and other general risk factors that could affect our future results. If any of the events described in the risk factors were to occur, our business, financial condition or operating results could be materially and adversely affected.

                          RISKS RELATED TO OUR BUSINESS

WE HAD A HISTORY OF OPERATING LOSSES AND HAVE A LARGE ACCUMULATED DEFICIT.

     Although we have reported net income of $12,587,000, $7,701,000 and $3,253,000 for the years ended December 31, 2006, 2005 and 2004, respectively, our accumulated deficit was $20,398,000 at December 31, 2006.

OUR REVENUE AND CASH RECEIPTS MAY NOT BE SUFFICIENT TO MEET THE OPERATING NEEDS OF OUR BUSINESS.

     Our revenue and cash receipts may not be sufficient to meet the operating needs of the business. If this is the case, we may need to significantly reduce our workforce, sell certain of our assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they may also result in a reduction of recurring revenues and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions.

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

     A typical sales cycle in the Banking market is often three to six months and with larger Banking transactions can be eighteen months or more. Purchasing decisions for our products and systems may be subject to delay due to many factors that are not within our control, such as:

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

WE HAVE A GREAT DEPENDENCE ON A LIMITED NUMBER OF SUPPLIERS AND THE LOSS OF THEIR MANUFACTURING CAPABILITY COULD MATERIALLY IMPACT OUR OPERATIONS.

     In the event that the supply of components or finished products is interrupted or relations with any of our principal vendors is terminated, there could be a considerable delay in finding suitable replacement sources to manufacture our products at the same cost or at all. The majority of our products are manufactured by four independent vendors, one headquartered in Europe and the other three in Hong Kong. Our hardware Digipasses are assembled at facilities in mainland China. The importation of these products from China exposes us to the possibility of product supply disruption and increased costs in the event of changes in the policies of the Chinese government, political unrest or unstable economic conditions in China or developments in the United States that are adverse to trade, including enactment of protectionist legislation.

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

     Part of our business strategy is to enter into strategic alliances and other cooperative arrangements with other companies in our industry. We currently are involved in cooperative efforts with respect to the incorporation of our products into products of others, research and development efforts, marketing efforts and reseller arrangements. None of these relationships are exclusive, and some of our strategic partners also have cooperative relationships with certain of our competitors. If we are unable to enter cooperative arrangements in the future or if we lose any of our current strategic or cooperative relationships, our business could be harmed. We do not control the time and resources devoted to such activities by parties with whom we have relationships. In addition, we may not have the resources available to satisfy our commitments, which may adversely affect these relationships. These relationships may not continue, may not be commercially successful, or may require our expenditure of significant financial, personnel and administrative resources from time to time. Further, certain of our products and services compete with the products and services of our strategic partners.

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

                           RISKS RELATED TO THE MARKET

WE FACE SIGNIFICANT COMPETITION AND IF WE LOSE OR FAIL TO GAIN MARKET SHARE OUR FINANCIAL RESULTS WILL SUFFER.

     The market for computer and network security products is highly competitive. Our competitors include organizations that provide computer and network security products based upon approaches similar to and different from those that we employ such as RSA Security (recently acquired by EMC Corporation), ActivIdentity, Xiring, Todos Data Systems and Kobil Systems. Many of our competitors have significantly greater financial, marketing, technical and other competitive resources than we do. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products.

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

          -    New product announcements or introductions by competitors;

          - Technological changes in the market for data security products including the adoption of new technologies and standards;

          -    Changes in pricing by competitors;

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

A SMALL GROUP OF PERSONS CONTROL A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK AND COULD DELAY OR PREVENT A CHANGE OF CONTROL.

     Our Board of Directors, our officers and their immediate families and related entities beneficially own approximately 28.6%, with Mr. T. Kendall Hunt controlling approximately 26.7%, of the outstanding shares of our common stock. As the Chairman of the Board of Directors and our largest stockholder, Mr. Hunt may exercise substantial control over our future direction and operation and such concentration of control may have the effect of discouraging, delaying or preventing a change in control and may also have an adverse effect on the market price of our common stock.

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

CERTAIN PROVISIONS OF OUR CHARTER AND OF DELAWARE LAW MAKE A TAKEOVER OF OUR COMPANY MORE DIFFICULT.

     Our corporate charter and Delaware law contain provisions, such as a class of authorized but unissued preferred stock which may be issued by our board without stockholder approval that might enable our management to resist a takeover of our company. Delaware law also limits business combinations with interested stockholders. These provisions might discourage, delay or prevent a change in control or a change in our management. These provisions could also discourage proxy contests, and make it more difficult for you and other stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

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

              RISKS RELATED TO TECHNOLOGY AND INTELLECTUAL PROPERTY

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

OUR PATENTS MAY NOT PROVIDE US WITH COMPETITIVE ADVANTAGES.

     We hold several patents in the United States and in some European countries, which cover multiple aspects of our technology. The majority of our patents cover the Digipass product line. These patents expire between 2007 and 2022. Only one minor patent expired in 2006. In addition to the issued patents, we also have several patents pending in the United States and other countries. There can be no assurance that we will continue to develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties, or that patents of others will not hinder our competitive advantage. Although certain of our security token technologies are patented, there are other organizations that offer token-type password generators incorporating challenge-response or response-only approaches that employ different technological solutions and compete with us for market share.

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

                    RISKS RELATED TO INTERNATIONAL OPERATIONS

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

     Several of our executives are residents of Belgium, and a substantial portion of our assets and those of some of our executives are located in Belgium. As a result, it may not be possible for investors to affect service of process on those persons located in Belgium, or to enforce judgments against some of our executives based upon the securities or other laws of jurisdictions other than Belgium. Moreover, we believe that under Belgian law there exists certain restrictions on the enforceability in Belgium in original actions, or in actions of enforcement of judgments rendered against us in courts of outside jurisdictions that are a party to the Brussels Convention on Jurisdiction and the Enforcement of Judgments in Civil and Commercial Matters (as amended). Actions for enforcement of such judgments may be successful only if the Belgian court confirms the substantive correctness of the judgment of such court, and is satisfied:

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

     Our operations for Able are located in Mechelen Belgium. These facilities consist of approximately 1,500 square feet of office space that are occupied under a lease expiring on December 14, 2013.

     The operation of the business formerly known as Logico is located in Vienna Austria. These facilities consist of approximately 700 square feet of office space that are occupied under a lease expiring on May 31, 2008.

     We have two offices located in Australia. One office is located in a suburb of Brisbane, consisting of approximately 3,600 square feet under a lease expiring on January 3, 2010. The second office, which is a sales office, is located in Sydney, consisting of approximately 700 square feet under a lease expiring on October 3, 2007.

     We have two sales offices in the Asia/Pacific region. One sales office is located in an office complex in Singapore, consisting of approximately 3,300 square feet under a lease expiring on October 14, 2007. The second sales office is located in Shanghai, China consisting of approximately 1,200 square feet under a lease expiring on May 31, 2008.

     We have signed a one-year lease for up to approximately 1,500 square feet in a business center in Zurich, Switzerland for our European headquarters.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 2006, through solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information (in thousands, except per share data)

     On March 20, 1998, the Company's common stock was approved for trading on the NASD Electronic Bulletin Board system under the symbol "VDSI." On April 7, 2000, the common stock was listed on the Nasdaq National Market in the U. S. under the trading symbol "VDSI." In February 2003, the common stock was moved from the Nasdaq National Market to the Nasdaq SmallCap Market, now the Nasdaq Capital Market, and continued trading under the symbol "VDSI."

     On July 15, 2003, the Company issued 2 million shares of its common stock to Ubizen N.V. as part of the consideration given in exchange for all of the Company's Series C Convertible Preferred Stock and Purchase Warrants owned by Ubizen.

     On September 11, 2003, the Company sold 0.8 shares, with a stated value of $10,000 per share, of its Series D 5% Cumulative Convertible Voting Preferred Stock and 600 warrants to purchase common stock to various accredited investors. The Series D Preferred was convertible into 4,000 shares of common stock. The warrants have an exercise price of $3.47 per share. The proceeds from the sale, $8,000 gross and approximately $7,260 net, were used for general corporate purposes. The Series D Stock was convertible into common stock at any time and the warrants can be exercised at any time from the date of issue until September 10, 2008, at which time the warrants expire. As of February 28, 2005, all of the Series D Preferred stock had been converted to common stock. There were 114 warrants outstanding at February 28, 2007.

     The following table sets forth the high and low closing bid quotations for the common stock for the periods indicated.

                                         High      Low
                                        ------   ------
2007
   First Quarter, through February 28   $19.50   $11.71

2006
   Fourth Quarter                       $12.49   $ 9.80
   Third Quarter                         10.63     7.22
   Second Quarter                         9.94     6.88
   First Quarter                         11.44     7.88

2005
   Fourth Quarter                       $12.48   $ 7.72
   Third Quarter                         12.05     8.59
   Second Quarter                        11.45     6.00
   First Quarter                          9.14     5.50

Holders and Dividends

     On February 28, 2007, the closing sale price for the common stock on the Nasdaq was $17.59 per share. Such market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent an actual transaction. On February 28, 2007, there were approximately 8,200 holders, including holders through banks, brokers and nominees, of the Company's common stock.

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

Recent Sales of Unregistered Securities

     None

Issuer Purchases of Equity Securities

     None.

ITEM 6 - SELECTED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------------
                                                       2006      2005                                2002
                                                       (8)       (7)         2004        2003        (1)
                                                     -------   -------     -------     -------     -------
Statements of Operations Data:
Net revenues                                         $76,062   $54,579     $29,893     $22,866     $17,370
Operating income (loss) from continuing operations    18,942    10,953(2)    5,552(2)    1,123      (4,898)(2)
Net income (loss) from continuing operations          12,587     7,701       3,253         761      (5,293)
Net income (loss) from discontinued operations            --        --          --       1,995(6)      754
Net income (loss)                                     12,587     7,701       3,253       2,756      (4,539)
Net income (loss) available to common stockholders    12,587     7,687(3)    3,021(3)   (1,715)(4)  (5,703)(5)
Diluted income (loss) per common share
   from continuing operations                        $  0.33   $  0.21(3)  $  0.09(3)  $ (0.13)(4) $ (0.22)(5)
Shares used in computing per share amounts            37,765    37,244      33,128      29,270      28,348
Balance Sheet Data:
Cash and equivalents                                 $14,768   $16,962     $ 8,138     $ 4,817     $ 2,616
Working capital (deficiency)                          22,058    16,325       9,995       5,218        (587)
Total assets                                          62,646    41,505      20,250      13,383      11,133
Stockholders' equity                                  42,206    25,395      13,031       8,943       2,811

----------
(1) Years prior to 2003 have been restated to reclassify the results of the VACMAN Enterprise business unit, which was sold in the third quarter of 2003, and reflected as a discontinued operation.

(2) Includes restructuring expenses (recovery) of $(172) in 2005, $(32) in 2004 and $320 in 2002.

(3) Includes the impact of preferred stock dividends of $14 in 2005 and $232 in 2004.

(4) Includes the impact of a beneficial conversion feature of $3,720 related to the issuance of Series D Convertible Preferred Stock in the third quarter of 2003, preferred stock accretion of $630 and preferred stock dividends of $121.

(5)  Includes the impact of preferred stock accretion of $1,164 in 2002.

(6) Includes $638 from discontinued operations and $1,357 from gain on sale of discontinued operations.

(7)  Includes the results of AOS-Hagenuk B.V., acquired on February 4, 2005.

(8) Includes the results of Logico Smartcard Solutions GmbH, acquired May 11, 2006 and Able NV, acquired October 25, 2006.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              (IN THOUSANDS, EXCEPT HEAD COUNT AND UNIT PRICE DATA)

OVERVIEW

     The following discussion is based upon our consolidated results of operations for the years ended December 31, 2006, 2005 and 2004 (percentages in the discussion are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

     We design, develop, market and support identity authentication products that reduce the risk of loss from unauthorized transactions by validating a person's identity using a one-time password and obtaining a legally-enforceable digital signature, if needed, for financial transactions. Our products are used currently in a wide variety of applications including, but not limited to, Internet banking, Internet brokerage, e-commerce applications dealing with web or mobile access and various enterprise security applications. As evidenced by our current customer base, our products are purchased by companies and, depending on the business application, are distributed to either their employees or their customers. Those customers may be other businesses or, as an example in the case of Internet banking, the banks' corporate and retail customers.

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

     Currency Fluctuations. In 2006, approximately 90% of our revenue and approximately 76% of our operating expenses were generated/incurred outside of the U. S. In 2005, approximately 93% of our revenue and approximately 74% of our operating expenses were generated/incurred outside of the U. S. As a result, changes in currency, especially the Euro to U.S. Dollar, can have a significant impact on revenue and expenses. To minimize the net impact of currency on operating earnings, we attempt to denominate an amount of billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency. In addition, we also attempt to minimize transaction gains and losses by hedging our net U.S. dollar asset exposure by borrowing U.S. dollars in foreign countries such that assets denominated in U.S. dollars are approximately equal to liabilities denominated in U.S. dollars.

     In 2006, the annual average exchange rate for the Euro was approximately the same as in 2005 and the Australian Dollar weakened approximately 2% against the U.S. Dollar. The Euro strengthened approximately 1% and the Australian Dollar strengthened approximately 4% against the U.S. Dollar in 2005. We estimate that the strengthening of the two currencies in 2006 compared to 2005 resulted in an increase in revenues of approximately $246 and an increase in operating expenses of approximately $267. We estimate that the strengthening of the two currencies in 2005 compared to 2004 resulted in a decrease in revenues of approximately $301 and an increase in operating expenses of approximately $112. While we expected that a strengthening of the Euro compared to the U.S. dollar would result in an increase in revenue; that was not the case in 2005. The decline in revenue in 2005, due to currency, reflects the timing of when revenue was realized and the corresponding changes in currency rates in those periods. In the fourth quarter of 2005, we realized a significant portion of our revenues when the Euro was weaker than the same period in 2004.

     Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. Foreign exchange transaction losses aggregating $65 are included in other non-operating income (expense) for 2006. Foreign exchange transaction gains aggregating $330 are included in other non-operating income (expense) for 2005 and losses aggregating $538 are included in other non-operating income (expense) for 2004.

     The financial position and the results of operations of our foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates generated a surplus of $2,194 in 2006 and a deficit of $1,218 in 2005 and are included as a separate component of stockholders' equity.

REVENUE

     REVENUES BY GEOGRAPHIC REGIONS: We sell the majority of our products in European countries with significant sales in the U. S. and other countries, primarily Australia and Asia/Pacific. The breakdown of revenue in each of our major geographic areas was as follows:

                              UNITED     OTHER
       YEAR          EUROPE   STATES   COUNTRIES    TOTAL
       ----         -------   ------   ---------   -------
Total Revenue:
   2006             $47,449   $7,397    $21,216    $76,062
   2005              39,219    3,687     11,673     54,579
   2004              24,245    3,105      2,543     29,893

Percent of Total:
   2006                  62%      10%        28%       100%
   2005                  72%       7%        21%       100%
   2004                  81%      10%         9%       100%

     2006 Compared to 2005 - Overview and Geographic Breakdown

     Total revenues in 2006 increased $21,483 or 39% over 2005. The increase was primarily attributable to an increase in the number of Digipass units sold and the acquisitions of Logico Smart Card Solutions, GmbH ("Logico") and Able N.V. ("Able"), partially offset by a decline in the average sales price per unit. Revenues from Logico and Able combined were $724 in 2006.

     In 2006, we sold approximately 11,189 Digipass products, an increase of approximately 3,849 units, or 52%, over the 7,340 Digipass products sold in 2005. We believe that the increase in Digipass volume is attributable to the strength and flexibility of our VACMAN Controller software platform, growth in our distribution channel, increased investment in sales staff and marketing programs, increased awareness of the need for strong authentication to combat identity theft and our ability to deploy large volumes of high-quality products at an affordable price. The strategy introduced in the beginning of 2006 of being the Full-Option, All-Terrain Company allowed us to compete effectively in both the banking/finance ("Banking") market and enterprise security ("Enterprise Security") markets. With the introduction of our DigipassPlus strategy in January 2007, we expect to see continued worldwide expansion in authentication for consumer-related applications and believe that we are well positioned to compete for that business as the market expands.

     The average price per unit in 2006 was $6.80 and was 9% lower than the $7.44 average price per unit in 2005. The decline in average price per unit reflects our strategy of providing volume-purchase discounts to customers that place firm purchase orders for large-volume deployments. We believe that the lower average prices are a critical element in our customers' decision to deploy our technology to their consumer-level customers.

     As noted in the table above, revenues from each of our geographic regions increased. Both the absolute amount of revenue from each region and the growth over the prior year reflect, in general, the regulatory environment of the region and the customers' attitudes towards and acceptance of two-factor authentication. The growth in Europe, $8,230 or 21% over 2005, was attributable to several factors including, but not limited to, the acquisition of Logico and Able and increased investment in sales staff and marketing programs. The growth in the United States, $3,710 or 101% over 2005, was a result of the strong banking industry directive issued on October 12, 2005 by the FFIEC, an umbrella group of regulators that includes the FDIC, increased investment in our sales staff and increased investment in marketing programs. The growth in other countries, $9,543 or 82% over 2005, reflects the growth in the Asian and Central/South American markets. The growth in other countries was primarily attributable to increased investment in our sales staff and marketing programs.

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

     The average price per unit in 2005 was $7.44 and was 29% lower than the $10.54 average price per unit in 2004. The decline in average price per unit reflects our strategy of providing volume-purchase discounts to customers that place firm purchase orders for large-volume deployments and a change in mix of our business. We believe that the lower average prices are a critical element in our customers' decision to deploy our technology to their consumer-level customers. In 2005, while each of our markets grew, the growth in large-volume deployments exceeded our growth in our lower-volume, higher priced markets, such as Corporate Banking and Enterprise Security.

     As noted in the table above, revenues from each of our geographic regions increased. Both the absolute amount of revenue from each region and the growth over the prior year reflect, in general, the regulatory environment of the region and the customers' attitudes towards and acceptance of two-factor authentication. The growth in Europe, $14,974 or 62% over 2004, was attributable to several factors including, but not limited to, the acquisition of AOS, the maturity of our sales and distribution channels, increased investment in sales staff and marketing programs and the rollout of the new smart card standard by Europay, Mastercard, Visa ("EMV"). The growth in the United States, $582 or 19%, was a result of increased investment in our sales staff and marketing programs. The growth in other countries, $9,130 or 359%, reflects the growth in the Asia and Central/South American markets. The growth in other countries was not only attributable to increased investment in our sales staff and marketing programs, but also to changes in regulations. In 2005, new regulations were enacted in Hong Kong. Under the new regulations, each bank that offered internet banking services was required to provide some form of two-factor authentication to its customers.

     REVENUES BY TARGET MARKET: Revenues are generated currently from two primary markets, Banking and Enterprise Security through the use of both direct and indirect sales channels. The breakdown of revenue between the two primary markets is as follows:

                              ENTERPRISE
       YEAR         BANKING    SECURITY     TOTAL
       ----         -------   ----------   -------
Total Revenue:
   2006             $64,987    $11,075     $76,062
   2005              46,784      7,795      54,579
   2004              23,977      5,916      29,893

Percent of Total:
   2006                  85%        15%        100%
   2005                  86%        14%        100%
   2004                  80%        20%        100%

     Revenues from the Banking market increased $18,203 or 39% in 2006 over 2005 and revenues from the Enterprise Security market increased $3,280 or 42% in the same period. The increase in revenues in both markets is attributable, in part, to the continued development of the indirect sales channel, which includes distributors, resellers, and solution partners. The number of distributors increased to 52 at the end of 2006 from 45 at the end of 2005. The indirect sales channel supplements the Company's direct sales force in the Banking market and is the primary source of revenues in the Enterprise Security market. Revenues generated by Logico and Able in 2006 are included in the Enterprise Security market.

     Revenues from the Banking market increased $22,807 or 95% in 2005 over 2004 and revenues from the Enterprise Security market increased $1,879 or 32% in the same period. The increase in revenues in both markets is attributable, in part, to the continued development of the indirect sales channel. The number of distributors increased to 45 at the end of 2005 from 39 at the end of 2004. Revenues generated by AOS in 2006 are included in the Banking market.

     The amounts shown above for Enterprise Security currently include revenues generated in the e-commerce and e-government markets. We expect that the e-commerce and e-government markets will be an important source of future revenue for the Company as our products will not only provide a higher level of security for purchases made over the Internet, they can also help protect our customers' revenue stream by making it more difficult for subscribers to our customers' Internet services to share passwords.

GROSS PROFIT AND OPERATING EXPENSES

     The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenues for the years ended December 31, 2006, 2005 and 2004.

                                                  PERCENTAGE OF REVENUE
                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                                  2006    2005     2004
                                                 -----   ------   ------
Revenues                                         100.0%   100.0%   100.0%
Cost of goods sold                                32.0     36.9     30.7
                                                 -----    -----    -----
Gross profit                                      68.0     63.1     69.3
Operating costs:
   Sales and marketing                            25.6     27.1     30.6
   Research and development                        7.3      6.6      8.2
   General and administrative                      9.4      8.3     10.7
   Restructuring expenses (recoveries)              --     (0.3)    (0.1)
   Amortization of purchased intangible assets     0.8      1.3      1.3
                                                 -----    -----    -----
                                                  43.1     43.0     50.7
                                                 -----    -----    -----
Operating income                                  24.9     20.1     18.6
Impairment of investment                          (0.8)      --       --
Interest income (expense)                          0.2      0.1      0.4
                                                 -----    -----    -----
Other income (expense), net                        0.2      0.9     (1.8)
                                                 -----    -----    -----
Income before income taxes                        24.5     21.1     17.2
Provision for income taxes                         8.0      7.0      6.3
                                                 -----    -----    -----
Net income                                        16.5     14.1     10.9
                                                 =====    =====    =====

GROSS PROFIT

     2006 Compared to 2005

     Consolidated gross profit for 2006 was $51,703, an increase of $17,265, or 50%, from the $34,438 reported for 2005. Gross profit as a percentage of revenue was 68% in 2006, as compared to 63% in 2005. The increase in the gross profit as a percentage of revenue primarily reflects:

     - An increase in our software product revenues as a percentage of our total revenue;

     -    A decline in manufacturing cost of our product; and

     - An increase in revenues from consumer-related products percentage of total product revenues.

     Software product revenues include revenues from VACMAN Controller, software versions of our Digipasses and other non-manufactured products. Software product revenue increased to approximately 12% of revenue in 2006 from 7% in 2005. The gross profit on software products is substantially higher than on manufactured products.

     The impact of the decline in the manufacturing costs and change in mix of products sold are reflected in the change in average selling price and average cost. The average selling price, hardware and software combined, per Digipass product declined approximately 9% to $6.80 per unit in 2006 from $7.44 in 2005. The average cost, hardware and software combined, per Digipass unit sold declined approximately 20% to $2.18 per unit in 2006 from $2.74 in 2005. The decline in the average cost per unit reflected the increased software content, a reduction in the manufacturing cost of most units sold and a change in mix of products sold towards product targeted for use by the consumer. While the average gross profit per unit declined on an absolute dollar basis, gross profit as a percentage of revenue improved.

     Our purchases of inventory are denominated in U.S. dollars. Also, as previously noted, the Company denominates a portion of its sales in Euros in an effort to offset the effects of currency fluctuations on operating expenses. The increase in revenue and gross margins resulting from changes in currency rates in 2006 was $246, as noted above. The changes in currency did not, however, have a significant impact on gross margins as a percentage of revenue.

     2005 Compared to 2004

     Consolidated gross profit for 2005 was $34,438, an increase of $13,729, or 66%, from the $20,709 reported for 2004. Gross profit as a percentage of revenue was 63% in 2005, as compared to 69% in 2004. The decrease in the gross profit as a percentage of revenue reflected a decline in average sales price per unit partially offset by a decline in the average manufacturing cost per unit.

     The significant increase in the Digipass products sold in 2005 over 2004 reflected larger customer deployments in the Banking market, the results of which were reflected in an increase in the total quantity ordered and a decrease in the average sales price per unit. The average selling price, hardware and software combined, per Digipass unit sold declined approximately 29% to $7.44 per unit in 2005 from $10.54 in 2004.

     The average cost, hardware and software combined, per Digipass unit sold declined from approximately $3.24 to $2.74, or 15%, in 2005 as compared to 2004. The decline in the average cost per unit reflected a reduction in the manufacturing cost of most units as well as a change in mix of specific products sold.

     Changes in currency rates reduced revenue and gross margin by $301 in 2005, as noted above. The changes in currency did not, however, have a significant impact on gross margins as a percentage of revenue.

SALES AND MARKETING EXPENSES

     2006 Compared to 2005

     Consolidated sales and marketing expenses for the year ended December 31, 2006 were $19,482, an increase of $4,698, or 32%, from the $14,784 reported for 2005.

     The increase was primarily due to an increase in average headcount and related compensation expenses, an increase in marketing programs and materials, an increase in travel and an increase in commissions paid to third-party agents. The average full-time sales, marketing and operations employee headcount increased 23% to 87 in 2006 from 71 in 2005. At year-end 2006, the Company employed 98 full-time sales, marketing and operations employees, reflecting its increased investment in an effort to accelerate its sales growth.

     2005 Compared to 2004

     Consolidated sales and marketing expenses for the year ended December 31, 2005 were $14,784, an increase of $5,624, or 61%, from the $9,160 reported for 2004. Expenses in 2005 included approximately $841 of expense related to AOS. Excluding AOS, sales and marketing expenses increased approximately $4,783 or 52% from 2004.

     The increase was primarily due to an increase in average headcount and related compensation expenses, an increase in marketing programs and materials, an increase in travel, an increase in commissions paid to third-party agents and redundancy costs associated with the termination of a small group of employees. The average full-time sales, marketing and operations employee headcount increased 42% to 71 in 2005 from 50 in 2004. At year-end 2005, the Company employed 80 full-time sales, marketing and operations employees.

RESEARCH AND DEVELOPMENT EXPENSES

     2006 Compared to 2005

     Consolidated research and development costs for the year ended December 31, 2006 were $5,529, an increase of $1,950, or 54%, from the $3,579 reported for 2005. Expenses in 2006 included approximately $1,090 of expense related to Logico and Able combined. Excluding Logico and Able, research and development expenses increased approximately $860 or 24% from 2005.

     The increase primarily reflects higher compensation-related expense. Average full-time research and development employee headcount in 2006 was 44 compared to 27 in 2005.

     2005 Compared to 2004

     Consolidated research and development costs for the year ended December 31, 2005 were $3,579, an increase of $1,138, or 47%, from the $2,441 reported for 2004. Expenses in 2006 included approximately $802 of expense related to AOS. Excluding AOS, research and development expenses increased approximately $336 or 14% from 2005.

     The increase primarily reflects higher compensation-related expense. Average full-time research and development employee headcount in 2005 was 27 compared to 18 in 2004.

GENERAL AND ADMINISTRATIVE EXPENSES

     2006 Compared to 2005

     Consolidated general and administrative expenses for the year ended December 31, 2006 were $7,157, an increase of $2,601 or 57%, from the $4,556 reported for 2005.

     The increase was primarily due to an increase in average headcount and related compensation expenses, an increase in non-cash compensation expenses, increased cost of insurance, increased cost of professional services and an increase in the provision for uncollectible accounts. The average full-time general and administrative employee headcount increased 36% to 19 in 2006 from 14 in 2005.

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

RESTRUCTURING EXPENSES

     2006 Compared to 2005

     There were no adjustments to the restructuring reserves in 2006.

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

AMORTIZATION EXPENSE

     2006 Compared to 2005

     Amortization expense for 2006 was $593, a decrease of $145 or 20% from 2005 amount. The decrease was due to an intangible asset for purchase orders obtained as part of the AOS-Hagenuk acquisition, which was fully amortized in 2006, partially offset by increased amortization related to the purchase of Logico and Able in 2006.

     2005 Compared to 2004

     Amortization expense for 2005 was $738, an increase of $341 or 86% over the 2004 amount. The increase was due to the amortization of a $367 intangible asset for purchase orders obtained as part of the AOS-Hagenuk acquisition in February, 2005.

IMPAIRMENT OF INVESTMENT IN SECURED SERVICES, INC.

     2006 Compared to 2005

     We received preferred stock and a note receivable from Secured Services, Inc. ("SSI") in 2003 as consideration for assets of the VACMAN Enterprise business unit. Based on a detailed valuation, we established the initial value of the consideration received from SSI, using a discounted value of the payment streams expected from the note and the preferred stock. Interest income on the note was recorded over time at the discount rate. In 2006, SSI discontinued its monthly note payments to the Company due to its continuing operating losses and an inability to secure new financing. We concluded that a decline in fair value had occurred, which was other than temporary in nature as defined in EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. We eventually collected the entire note receivable and interest, but did record an asset impairment charge of $600 in 2006 to fully write down the value of the investment in the preferred stock of SSI.

INTEREST INCOME, NET

     2006 Compared to 2005

     Consolidated net interest income was income of $121 in 2006 compared to income of $69 in 2005. The increase in income reflected an increase in our average net cash balances partially offset by the cost of increased borrowing related to our foreign currency hedging program. Average net cash balances were $14,888 in 2006, an increase of $5,688 or 62% from $9,200 in 2005. Our bank borrowings are solely related to our foreign currency hedging program. We invested our cash balances in short-term money market instruments at nominal rates of interest.

     2005 Compared to 2004

     Consolidated net interest income was income of $69 in 2005 compared to income of $120 in 2004. The reduction in income reflected the cost of borrowings related to our foreign currency hedging program, lower interest earned on the installment note we received as a result of our sale of the VACMAN Enterprise business in 2003, partially offset by interest earned on an increase in average net cash balances that resulted from our strong operating cash flow throughout 2005. Average net cash balances were $9,200 in 2005, an increase of $2,700 or 42% from $6,500 in 2004.

OTHER INCOME (EXPENSE)

     2006 Compared to 2005

     Other income (expense) in 2006 primarily included exchange gains (losses) on transactions that are denominated in currencies other than the subsidiaries' functional currency and subsidies received from foreign governments related to increasing trade in other countries. Other income was $178 in 2006, a decline of $328 from 2005, which primarily reflects changes in exchange gains and losses. We realized exchange losses of $65 in 2006 compared to exchange gains of $330 in 2005.

     2005 Compared to 2004

     Other income was $506 in 2005, an increase of $1,045 over 2004, which primarily reflects changes in exchange gains and losses. We reported exchange gains of $330 in 2005 compared to exchange losses of $538 in 2004. We implemented a hedging program in the second quarter of 2005 to minimize the impact of changes in currency rates.

INCOME TAXES

     2006 Compared to 2005

     Income tax expense for 2006 was $6,054, compared to expense of $3,827 in 2005. The expense related primarily to our subsidiaries in Belgium, the Netherlands and Singapore. The effective tax rate in 2006 was 32.5%, a decrease of 0.7 percentage point from 33.2% in 2005. The expense reported for 2006 reflected a benefit of $226 from the use of net operating loss carryforwards ("NOL") in Australia and an additional benefit of $120 from elimination of the valuation reserve for the remaining unused NOLs in Australia. In the United States, the NOL utilization benefit of $953 was partially offset by foreign income taxed in the U.S. of $854.

     2005 Compared to 2004

     Income tax expense for 2005 was $3,827, compared to expense of $1,880 in 2004. The expense related primarily to our subsidiaries in Belgium, the Netherlands and Singapore, whose tax loss carryforward was fully utilized in 2005. The effective tax rate in 2005 was 33.2%, a decrease of 3.4 percentage points from 36.6% in 2004. The tax loss carryforward in Singapore utilized in 2005 reduced 2006 tax expense by approximately $180. The tax rate also reflected an improvement in earnings in countries in which we continue to have a tax loss carryforward.

     Loss Carryforwards Available

     At December 31, 2006, we had U. S. net operating loss carryforwards of $23,086 and foreign net operating loss carryforwards of $7,829. Such losses are available to offset future taxable income in the respective jurisdictions. The
U. S. loss carryforwards expire in varying amounts beginning in 2018 and continuing through 2023. The foreign loss carryforwards have no expiration dates. The foreign loss carryforward includes $3,042 which was obtained in the Logico acquisition and, if utilized, would not reduce income tax expense, but would reduce deferred tax assets or goodwill instead. In addition, if certain substantial changes in the Company's ownership are deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2006, we had net cash balances (total cash, cash equivalents and restricted cash less bank borrowings), totaling $12,615 and no outstanding term debt. Cash generated from operating activities was $7,819 during the year ended December 31, 2006. During 2006, we used $9,883 for investing activities, primarily related to the acquisitions of Logico and Able, and used $247 in financing activities, primarily consisting of a reduction in bank borrowing offset by proceeds from the exercise of stock options. Capital expenditures were $459 for the year ended December 31, 2006.

     Cash generated from operating activities was $7,542 during the year ended December 31, 2005. During 2005, we used $4,456 in investing activities, primarily related to the acquisition of AOS-Hagenuk and generated $6,614 in financing activities primarily consisting of an increase in bank borrowing and proceeds from the exercise of stock options. Capital expenditures were $507 for the year ended December 31, 2005.

     On September 11, 2003, we sold 0.8 shares, with a stated valued of $10,000 per share, of its Series D 5% Cumulative Convertible Voting Preferred Stock (the "Series D Preferred Stock") and 600 warrants to purchase common stock. The Series D Preferred Stock carried a 5% dividend and was convertible into 4,000 shares of common stock at a fixed price of $2.00 per share. The net proceeds from the sale totaled $7,260 of which $5,786 was allocated to the Series D Preferred Stock and $1,474 was allocated to the warrants based upon their relative fair values. In addition, a beneficial conversion value was calculated for the Series D Preferred Stock as the difference between the price of the common stock at the transaction date and the conversion price of the Series D Preferred Stock. The amount of the beneficial conversion, $3,720, is analogous to a dividend and was recorded to accumulated deficit.

     On February 4, 2005, we acquired all of the share capital of A.O.S. Hagenuk B.V. ("AOS") a private limited liability company organized and existing under the laws of the Netherlands. The base purchase price was E5,000 of which E3,750 was paid in cash and the remainder was paid in our common stock. The common stock was held in escrow for the benefit of the seller for a period of twelve
(12) months. In addition to the base purchase price, a variable amount related to the gross profits collected on the sales of certain equipment will be paid to the seller over a period of two (2) years following the closing. We do not expect that additional payments will be made to seller with regards to the sales of such certain equipment.

     On February 17, 2005, we, in accordance with the Designation of Rights and Preferences of the Series D 5% Cumulative Convertible Voting Preferred Stock (the "Series D Preferred Stock"), issued a call for the mandatory conversion of all outstanding shares of the Series D Preferred Stock. All accrued dividends through the conversion date have been paid.

     On May 11, 2006, we acquired all of the issued and outstanding shares of Logico Smart Card Solutions GmbH and Logico Smartcard Solutions Vertriebs, GmbH. (the combined group was previously defined as Logico.) Logico is an authentication storage specialist with extensive experience in smart card based authentication, located in Vienna, Austria. We believe that significant synergies will be created by combining Logico's technology with our technology, customer base and marketing channels. The shares of Logico were acquired for a cash payment of E1236 (equivalent to $1,578). An additional payment of up to E150 (or $198 at the December 31, 2006 exchange rate) may be due on March 31, 2007 if certain performance conditions are met.

     On October 25, 2006, we acquired Unified Threat Management (UTM) specialist Able N.V. of Mechelen, Belgium. Able's key product is the aXs GUARD appliance. This appliance contains 21 different modules, including Digipass strong user authentication, VPN, firewall, anti-virus, hacker detection, statistics & reporting, content scanning and more. VASCO acquired all of the stock of Able N.V., in exchange for cash consideration of E5 million ($6.3 million). The purchase price included E1.25 million ($1.65 million) which is subject to a bank guarantee and may be returned to the company in whole or in part if the seller terminates his employment with the Company before four years from the acquisition date. As required by EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, the Company has recorded this portion of the purchase price as deemed compensation, to be amortized over the required employment period.

     We maintain an overdraft agreement with Fortis Banque/Bank of Belgium. Under terms of the agreement, we can borrow an amount equal to 80% of our Belgium subsidiary's defined accounts receivable up to a maximum of either 3,500 Euros or U.S. dollars. Borrowings under the overdraft agreement accrue interest at an annual rate of 5.7% and we are obligated to pay a quarterly commitment fee of 0.125%. As of December 31, 2006, 1,346 Euros or U.S. dollars were available under the overdraft agreement as there were borrowings or $2,154 outstanding under the agreement as part of our currency hedging program. The assets, excluding inventory, of the Belgian subsidiary secure the agreement and while it has no specific termination date, it can be terminated with thirty (30) days notice. The agreement is governed by the General Lending Conditions for Corporate Customers, registered in Brussels, Belgium on December 20, 2001.

     The net effect of 2006 activity resulted in a decrease in net cash of $1,355 and a net cash balance of $12,614 at December 31, 2006, compared to $13,970 at the end of 2005. Our working capital at December 31, 2006 was $22,058, an increase of $5,733 from $16,325 at December 31, 2005. The change is primarily attributable to the generation of positive cash flow from operations in 2006. Our current ratio was 2.15 to 1.0 at December 31, 2006. We believe that our current cash balances, credit available under our existing overdraft agreement and the anticipated cash generated from operations, including deposits received on orders of Digipass to be delivered in 2007, will be sufficient to meet our anticipated cash needs for the next twelve months.

     The net effect of 2005 activity resulted in an increase in net cash of $5,750 and a net cash balance of $13,970 at December 31, 2005, compared to $8,220, at the end of 2004. Our working capital balance at December 31, 2005 was $16,325, an increase of $6,330 from $9,995 at December 31, 2004. The change is primarily attributable to the generation of positive cash flow from operations in 2005. Our current ratio was 2.03 to 1.0 at December 31, 2005.

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

CONTRACTUAL OBLIGATIONS

     The Company has the following contractual obligations:

                                               Payments Due by Period
                                   ------------------------------------------------
                                            Less than     1-3      3-5    More than
                                    Total     1 year     years    years    5 years
                                   ------   ---------   ------   ------   ---------
Operating lease obligations        $6,340     $1,654    $2,726   $1,622      $338
Purchase obligations                  605        605        --       --        --
Deferred warranty                     451        149       258       44        --
                                   ------     ------    ------   ------      ----
   Total contractual obligations   $7,396     $2,408    $2,984   $1,666      $338
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

     On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, net realizable value of inventory and intangible assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Net Realizable Value of Inventory:

     We write down inventory where it appears that the carrying cost of the inventory may not be recovered through subsequent sale of the inventory. We analyze the quantity of inventory on hand, the quantity sold in the past year, the anticipated sales volume in the form of sales to new customers as well as sales to previous customers, the expected sales price and the cost of making the sale when evaluating the valuation of our inventory. If the sales volume or sales price of a specific model declines significantly, additional writedowns may be required.

Valuation of Goodwill and Other Intangible Assets and Software Development
Costs:

     We assess the impairment of goodwill and intangible assets with indefinite lives annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. We assess the recoverability of its purchased software against estimated future revenue for the individual products over the estimated remaining economic life of the software.

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

     The total amount of goodwill and other intangible assets as of December 31, 2006 was $15,698 and the full amount is at risk of impairment. See footnotes 1and 4 to the consolidated financial statements for more detailed information.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June, 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Interpretation (FIN) 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109", which changes the threshold for recognizing the benefit of an uncertain tax position, prescribes a method for measuring the tax benefit to be recorded and requires incremental disclosures about uncertain tax positions. This interpretation is effective for years beginning after December 15, 2006. The interpretation is expected to have no material effect on the Company's financial condition or results of operations.

     In June, 2006, the FASB ratified the Emerging Issues Task Force consensus on Issue 06-3, "How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)" This pronouncement will not affect the Company's income statement presentation.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                                 (IN THOUSANDS)

     Foreign Currency Exchange Risk - In 2006, approximately 90% of our business was conducted outside the United States, primarily in Europe and Asia/Pacific. A significant portion of our business operations is transacted in foreign currencies. As a result, we have exposure to foreign exchange fluctuations. We are affected by both foreign currency translation and transaction adjustments. Translation adjustments result from the conversion of the foreign subsidiaries' balance sheets and income statements to U.S. dollars at year-end exchange rates and weighted average exchange rates, respectively. Translation adjustments resulting from this process are recorded directly into stockholders' equity. Transaction adjustments result from currency exchange movements when a foreign subsidiary transacts business in a currency that differs from its local currency. These adjustments are recorded as gains or losses in our statements of operations. Our foreign subsidiaries' business transactions are spread across numerous countries and currencies. This geographic diversity reduces the risk to our operating results.

     As noted in Management's Discussion and Analysis above, we attempt to minimize the net impact of currency on operating earnings by denominating an amount of billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency. In addition, we also attempt to minimize transaction gains and losses by hedging our net U.S. dollar asset exposure by borrowing U.S. dollars in foreign countries such that assets denominated in U.S. dollars are approximately equal to liabilities denominated in U.S. dollars.

     Interest Rate Risk - We have minimal interest rate risk. Our outstanding debt at December 31, 2006 was $2,154 and was at fixed interest rates and our cash is invested in short-term instruments at current market rates. If rates were to increase or decrease by one percentage point, the Company's interest income would increase or decrease approximately $82 annually.

     Impairment Risk - At December 31, 2006, we had goodwill of $12,685 and other intangible assets of $3,013 related mostly to the acquisition of Logico and Able in 2006, the acquisition of AOS-Hagenuk in 2005 and to technology purchased in 2001 as part of our acquisition of Identikey. We will assess the net realizable value of the goodwill and other intangible assets on a regular basis, but at least annually, to determine if we have incurred any declines in the value of our capital investment. While we did not experience impairment during the year ended December 31, 2006, we may incur impairment charges in future periods.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Annual Report on Form 10-K, and in other reports required to be filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission for such filings. As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2006. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of December 31, 2006, the disclosure controls and procedures were and are effective as designed to ensure that information relating to the Company and its consolidated subsidiaries would be accumulated and communicated to them, as appropriate, to allow timely disclosures regarding required disclosures.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2006.

MANAGEMENT ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

     Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Controls - Integrated Framework" (COSO). Based on our assessments we believe that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

     Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting. Their report on management's assessment and their opinion on the effectiveness of our internal control over financial reporting appear below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

VASCO Data Security International, Inc.:

We have audited management's assessment, presented in Management's Annual Report on Internal Control over Financial Reporting, that VASCO Data Security International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). VASCO Data Security International, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that VASCO Data Security International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, VASCO Data Security International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

VASCO Data Security International, Inc. acquired Logico Smart Card Solutions (Logico) and Able N.V. (Able) during 2006, and management excluded from its assessment of the effectiveness of VASCO Data Security International, Inc.'s internal control over financial reporting as of December 31, 2006, Logico and Able's internal control over financial reporting associated with total assets of $4.8 million and $8.2 million, respectively, and total revenues of $191,000 and $533,000, respectively, included in the consolidated financial statements of VASCO Data Security International, Inc. and subsidiaries as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of VASCO Data Security International, Inc. also excluded an evaluation of the internal control over financial reporting of Logico and Able.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VASCO Data Security International, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements.


/s/ KPMG LLP

Chicago, Illinois

March 15, 2007

ITEM 9B - OTHER INFORMATION

     None.

                                    PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

     T. KENDALL "KEN" HUNT -- Mr. Hunt is Chairman of the Board and Chief Executive Officer. He served as our Chief Executive Officer through June 1999. He returned as CEO in November 2002. He has been a director since July 1997 and currently serves a one-year term. He served since 1990 as Chairman and President of our predecessor, VASCO Corp. He is also affiliated with several high-tech early-stage companies, serving as a member of their Board of Directors. He is a co-founder and on the board of Secured Services, Inc., a publicly-held company, listed on the Nasdaq (Symbol: ssvc). Mr. Hunt is President of the Belgian Business Club of Chicago. Additionally, he is on the Advisory Board for the Posse Foundation, an organization dedicated to providing full college scholarships to urban minority youth leaders through its partnerships with elite universities across the U.S. He holds an MBA from Pepperdine University, Malibu, California, 1979, and a BBA from the University of Miami, Florida, 1965. Mr. Hunt is 63 years old.

     MICHAEL P. CULLINANE -- Mr. Cullinane has been a director since April 10, 1998 and currently serves a one-year term. He is the Chairman of our Audit Committee and a member of our Compensation Committee and our Governance and Nominating Committee. Mr. Cullinane currently serves as the Executive Vice President and Chief Financial Officer of Lakeview Technology. Mr. Cullinane served as the Executive Vice President and Chief Financial Officer and a director of Divine, Inc. from July 1999 to May 2003. He served as Executive Vice President, Chief Financial Officer and a director of PLATINUM Technology International, Inc. from 1988 to June 1999. On February 25, 2003, Divine, Inc. filed for protection under the federal bankruptcy laws. Mr. Cullinane received a B.B.A. from the University of Notre Dame, South Bend, Indiana. Mr. Cullinane is 57 years old.

     JOHN N. FOX, JR. -- Mr. Fox has been a director since April 2005 and currently serves a one-year term. He is Chairman of our Compensation Committee and is a member of our Audit Committee and our Governance and Nominating Committee. From 1998 to 2003, Mr. Fox served as a Vice Chairman of Deloitte & Touche and the Global Director, Strategic Clients for Deloitte Consulting. He held various other positions with Deloitte Consulting from 1968 to 2003, and served on the board of Deloitte Touche Tohmatsu from 1998 to 2003. Mr. Fox currently serves on a variety of non-profit boards of directors. Mr. Fox received his B.A. degree from Wabash College and his MBA from the University of Michigan. Mr. Fox is 64 years old.

     JEAN K. HOLLEY-- Ms. Holley was elected to the Board of Directors of VASCO effective August 1, 2006, and was named to the Audit Committee, the Compensation Committee and the Governance and Nominating committee of the Board. Ms. Holley is the Executive Vice President and Chief Information Officer for Tellabs. Ms Holley served as VP and CIO for USG Corporation as well at the Sr. IT Director for Waste Management. Ms. Holley holds a BS in Computer Science/Electrical Engineering from the University of Missouri-Rolla, and a MS in Computer Science/Engineering from Illinois Institute of Technology in Chicago. She has served on a variety of boards including Blue Wolff, Illinois Institute of Technology, Northern Illinois University's College of Engineering & Engineering Technology, University of Missouri - Rolla's College of Mines & Metallurgy, and the School of Management Information Systems. She served as President of the Academy for Computer Science at UMR and is a current Board member for Junior Achievement. Finally, she serves as a Board member for Giant Steps of Illinois, an autistic school for children with autistic spectrum disorders. Ms. Holley is 47 years old.

     JOHN R. WALTER -- Mr. Walter has been a director since April 2003 and currently serves a one-year term. He is Chairman of our Governance and Nominating Committee and is a member of our Audit Committee and our Compensation Committee. Mr. Walter is Chairman and CEO of Ashlin Management Co., a private investment and management services firm. Mr. Walter also serves as a director for Deere & Company, Manpower, Inc., Inner Workings and SNP Corporation of Singapore. Mr. Walter served as President and Chief Operating Officer of AT&T Corporation from 1996 to 1997. He served as Chairman and CEO of R.R. Donnelley & Sons Company, a print and digital information management company, from 1989 through 1996. Mr. Walter received a B.S. degree in management from Miami University, Oxford, Ohio. Mr. Walter is 60 years old.

EXECUTIVE OFFICERS

     JAN VALCKE -- Mr. Valcke is President & Chief Operating Officer. Mr. Valcke has been an officer of the Company since 1996. From 1992 to 1996, he was Vice-President of Sales and Marketing of Digipass NV/SA, a member of the Digiline group. He co-founded Digiline in 1988 and was a member of the Board of Directors of Digiline. Mr.Valcke received a degree in Science from St. Amands College in Kortrijk, Belgium. Mr. Valcke is 52 years old.

     CLIFFORD K. BOWN -- Mr. Bown is Executive Vice President & Chief Financial Officer. Mr. Bown started his career with KPMG LLP where he directed the audits for several publicly held companies, including a global leader that provides integrated and embedded communications solutions. From 1991 to 1993, he was CFO for publicly held XL/DATACOMP, a $300 million provider of midrange computer systems and support services in the U. S. and U. K. Mr. Bown also held CFO positions in two other companies focused on insurance and healthcare from 1995 through 2001. Mr. Bown received a B.S. in Accountancy from the University of Illinois, Urbana, Illinois, his MBA from the University of Chicago, and he has a CPA certificate. Mr. Bown is 55 years old.

AUDIT COMMITTEE FINANCIAL EXPERT

     The Board of Directors has designated an Audit Committee, which consists of Mr. Cullinane, Mr. Fox, Ms. Holley and Mr. Walter. The Board has determined that Mr. Cullinane, Chairman of the Audit Committee and Mr. Walter each qualify as a financial expert and has designated each person as a financial expert. Each member of the Audit Committee has been determined to be independent as defined by The Nasdaq Stock Market, Inc. and the Securities and Exchange Commission.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and The Nasdaq Stock Market, Inc. Directors, executive officers and beneficial owners of more than 10% of the outstanding shares of common stock are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms or written representations that no reports under Section 16(a) were required, we believe that for the year period ended December 31, 2006, all of the Company's directors, executive officers and greater than 10% beneficial owners complied with Section 16(a) filing requirements applicable to them.

CODE OF ETHICS

     The Company has adopted a Code of Ethics that applies to all of its employees, including its principal executive officer and principal financial officer. The Code of Ethics was filed in the prior year and is noted as Exhibit
14.1 herein. A copy of the Code of Ethics can also be found on our website, www.vasco.com in the investor, corporate governance section.

ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

     The Compensation Committee (the "Committee") of the Board of Directors is responsible for the compensation of the Chief Executive Officer, T. Kendall Hunt; President and Chief Operating Officer, Jan Valcke; and our Executive Vice President and Chief Financial Officer, Clifford K. Bown, who are collectively referred to as our "named executive officers". They are the only executive officers of the Company and our subsidiaries. It is the Committee's responsibility to assure that the named executive officers are compensated in a manner consistent with our compensation philosophy, internal equity considerations, competitive practice, and the requirements of the appropriate regulatory bodies.

Compensation Philosophy

     We operate in the competitive technology industry and view our ability to attract and retain highly qualified and dedicated executives and key employees as a critical component of our future success. We strive to maintain an entrepreneurial atmosphere and to maintain a low cost operating structure. Our targeted growth strategies require an executive compensation program that reinforces the importance of performance and accountability. Accordingly the programs designed to provide executives with meaningful rewards for achievement of results above established goals, while maintaining alignment with shareholder interests, corporate values and important strategic initiatives. Consequently, we employ a combination of salary, annual and long-term incentive-based cash and non-cash based compensation to retain, reward and provide incentives to our executives and key employees.

     The company has not established any guidelines regarding stock ownership as the named executive officers already hold substantial equity interests which we believe directly align their interests with those of our shareholders.

Responsibility and Process

     The Compensation Committee's primary responsibility is to assure that the Company's compensation programs and plans for executive officers are consistent with the Company's compensation philosophy, internal equity considerations, competitive practice, and the requirements of the appropriate regulatory bodies.

     More specifically, with respect to the compensation of the named executive officers, the Committee has the responsibility to:

     - Review, from time to time, the Company's compensation strategy to ensure that the Company's compensation programs and plans allow the Committee to structure the compensation of the chief executive officer and the other executive officers in a manner that is consistent with the Company's goals and objectives and shareholders' interests.

     - Review and approve annually the Company's goals and objectives relevant to the compensation of the chief executive officer and other executive officers, including both quantitative and qualitative goals and objectives, evaluate the chief executive officer's and other executive officers' performance against those goals and objectives and set the chief executive officer's and other executive officers' compensation based on this evaluation

     - Review and periodically make recommendations, if needed, to our board of directors with respect to all compensation plans maintained by the Company or proposed to be adopted by the Company.

     - Exercise all rights, authority and functions of the Board under the Company's compensation plans including, but not limited to, establishing policies and procedures with respect to grants of stock options and/or other equity awards, and reviewing and approving all grants of stock options and/or other equity awards.

     - Establish and periodically review policies with respect to executive officer perquisites.

     - Review and recommend to the Board the terms of any employment agreement or any amendment to an employment agreement proposed between the Company and any executive officer.

     The Committee makes all compensation decisions regarding the named executive officers. The Committee may solicit input from our named executive officers regarding goal setting and their performance if the Committee deems such input to be appropriate and helpful to these decisions. The Committee also approves the long term incentive awards for certain other key employees recommended by the named executive officers.

     The Committee considers a number of factors in establishing the compensation program for our named executive officers, including compensation paid to executives of companies with which we compete, the relative size and stage of our development compared to others with which we compete, our performance compared to those competitive companies, the performance of our named executive officers, and input from third party consultants.

     Although we strive to maintain a low cost operating structure, the Committee aims to set our compensation programs at competitive levels. Our compensation program consists primarily of base salary, annual cash incentive compensation and long-term equity awards.

     We have a compensation program that is designed to reward company performance by giving greater weight, relative to base salary, to the annual cash incentive compensation and long-term incentive components of total compensation. In addition, we have endeavored to make our compensation program simple, transparent and directly aligned with performance and long-term growth in earnings per share.

     Generally, we review the compensation of our named executive officers on an annual basis. In connection with our review of 2006 results and setting compensation for 2007, we increased our compensation targets to the 75th percentile of benchmarking data, compared to prior years when compensation was closer to the 50th percentile of that data. This increase was the result of a number of factors, most importantly, to recognize and reward our named executive officers for the performance of the Company, including substantial growth in revenues, net income and earnings per share, which has been, in large part, attributable to their superior performance. In addition, due to our thin executive officer structure, our named executive officers have a broader range of duties than those of similar officers of other companies. Finally, we recognized that technology companies, generally, and the ten identified competitors, in particular, pay above the more broadly defined market benchmarks. These objectives also recognize the Committee's expectation that, over the long term, VASCO will continue to generate returns greater than the average of its peer group.

Consultants

     During 2006, the Committee engaged Hewitt Associates LLC, an independent global human resources consulting firm, to assist the Committee with structuring the compensation of our named executive officers. Hewitt provided benchmarking information, including its Total Compensation MeasurementTM (TCM) data. Because of the large variance in size of the companies comprising the TCM data, regression analysis was used to adjust the compensation data for differences in revenue to a value approximating the Company's revenues. Hewitt also advised the Committee with respect to types of compensation, including the accounting and tax treatment of various types of compensation, and provided recommendations with respect to our compensation structure.

     Also the Committee worked with Hewitt to analyze the executive compensation of ten competitor companies: Activcard Corp., Entrust Inc., Internet Security Systems Inc., RSA Security Inc., Safenet Inc., Saflink Corp., Secure Computing Corp., Sonicwall Inc., Verisign Inc. and Watchguard Technologies. We utilized this analysis, as well as the TCM data, to assist us in setting compensation levels and in determining the appropriate mix of compensation elements.

     We targeted the 75th percentile of the TCM data to establish compensation for 2007. We used data provided by Hewitt to establish a target value of total compensation for our named executive officers. Considering that target, our compensation philosophy and the referenced benchmarks, we determined how to divide total compensation among base salary, annual cash incentive compensation and long-term equity compensation. With additional input from Hewitt on valuing long-term incentive compensation, the Committee was able to set long-term incentive compensation consistent with the objective of providing a specific economic value to the named executive officers as opposed to targeting the number of shares.

Base Salary

     Each of our named executive officers is party to an employment agreement with the Company and base salary and other elements of compensation are determined pursuant to those employment agreements. In establishing base salary, we reviewed the performance of each of our named executive officers, their duties and responsibilities relative to their counterparts at our benchmark group of competitors, as well as Company objectives with respect to retention and succession. The base salary for each executive officer is set on the basis of personal performance and the salary level in effect for comparable positions at companies that compete for executive talent.

     Mr. Hunt's annual base salary during 2006 was $270,000. Based primarily on the Committee's decision to increase our target level of compensation from the 50th percentile to the 75th percentile of the TCM data, and on Mr. Hunt's performance evaluation, his annual base salary was increased approximately 11.1% to $300,000 for 2007.

     During 2006, Mr. Valcke's annual base salary was 270,000 Euros, or approximately $338,000. In setting base salary for 2007, the Committee determined that Mr. Valcke's blended executive duties, including sales, marketing and personnel matters, in a thin executive structure, warranted an increase in annual base salary. For this reason, as well as the decision to increase our target level of compensation generally, Mr. Valcke's annual base salary was increased 11.1% to 300,000 Euros, or approximately $390,000, for 2007.

     Mr. Bown's annual base salary during 2006 was $220,000. In setting base salary for 2007, the Committee considered his added responsibilities, including oversight of human resources, and his planned relocation to Zurich, Switzerland to establish our European headquarters. For this reason, as well as the decision to increase our target level of compensation generally, Mr. Bown's annual base salary was increased 13.6% to $250,000, for 2007.

     Actual base salaries for each of the named executive officers for the fiscal years 2006, 2005 and 2004 are disclosed in the tables below.

Annual Cash Incentive Compensation

     In February this year the Committee made non-equity incentive plan awards to our named executive officers, payment of which is subject to the achievement of an earnings per share target during 2007. We believe annual cash incentive plans help communicate critical success factors to our named executive officers, promote pay for performance and motivate our named executives to achieve higher levels of success.

     The Committee established minimum, target and maximum levels of payment to which each named executive officer will be entitled, based on the relationship of audited earnings per fully diluted share, or "EPS," to the target established by the Committee, subject to a threshold equal to eighty percent of the target. Provided the threshold is met, each named executive officer will receive 50-75% of the target payment if EPS is 80-90% of the performance target, 100% of the target payment if EPS is 100% of the performance target, and 110%-150% of the target payment if EPS is 110-140% of the performance target. The payouts for the achievement of certain performance levels will be interpolated for achievement of performance goals between the stated values.

     As noted above, cash incentive plan compensation was established as part of total compensation and in consideration of benchmark data regarding cash incentive plan compensation as a percentage of base salary and other factors discussed below.

     Mr. Hunt's target payment for 2007 was maintained at approximately sixty-five percent of base salary. As a result of the increase in his base salary, the target payment increased from the 2006 target of $175,000 to $195,000, which corresponds to a threshold payment of $97,500, based on achievement of 80% of the EPS target, and a maximum payment of $292,500, based on achievement of 140% of the EPS target.

     For the reasons set forth above, namely the additional executive duties performed by Mr. Valcke, we increased his 2007 target payment to seventy-five percent of base salary from sixty-five percent of base salary for 2006. Mr. Valcke's target incentive payment for 2007 is 225,000 Euros (approximately $292,500), which corresponds to a threshold payment of 112,500 Euros (approximately $146,250) and a maximum payment of 337,500 Euros (approximately $438,750). Mr. Valcke's target payment for 2006 was 175,000 Euros (approximately $227,500).

     Mr. Bown's target incentive payment for 2007 is sixty percent of base salary, or $150,000. For the reasons set forth above, namely the additional duties performed by Mr. Bown and his relocation to Europe, we increased his target bonus to sixty percent of base salary from fifty-five percent of base salary, or $120,000, for 2006. His target incentive payment for 2007 corresponds to a threshold payment of $75,000 and a maximum payment of $225,000.

     For the fiscal year ended December 31, 2006, earnings per share exceeded 110% of the target. Accordingly the maximum payout of 120% of the targeted payout of cash bonus incentive, provided under the terms of the 2006 award, was earned. The following incentive bonus payments were made in February, 2007 for the fiscal 2006 performance: T. Kendall Hunt $210,000; Jan Valcke 210,000 Euros (approximately $277,547, based on the exchange rate on February 15, 2007); and Clifford K. Bown $144,000. For fiscal year ended 2007, the Committee expects that the earnings per share target will be met.

     Actual bonuses paid for each of the named executive officers for the fiscal years 2006, 2005 and 2004 are disclosed in the tables below.

Long Term Incentives

     Our 1997 Stock Compensation Plan, which was amended and restated with the approval of our shareholders in 1999, serves as our primary vehicle for long-term incentive awards. The plan was designed to serve as a performance incentive to encourage our executives, key employees and others to acquire or increase a proprietary interest in the success of the company. The Committee believes that, over a period of time, our share performance will, to a great extent, reflect executive and key employee performance.

     The stock compensation plan provides that options or other forms of stock compensation, including restricted stock and participation awards, may be granted at the discretion of the Committee, in such amounts and subject to such conditions as the Committee may determine. All awards of stock based compensation under the aforementioned Plan are based on the closing price on the date of grant, which generally occurs in January or February of each year to ensure that such date is not tied to the release of any material nonpublic information.

     Prior to 2006, awards under our stock compensation plan included option awards and awards of restricted stock. For 2006, the Committee decided to move from the award of stock options, which had been the primary form of long-term incentive award in prior years, entirely to restricted stock. The number of full value restricted shares to be awarded was determined based on approximating the equivalent number of options granted in 2005. We made restricted stock awards of 35,000 shares, 35,000 shares and 20,000 shares to Messrs. Hunt, Valcke and Bown, respectively. Such awards will vest ratably over a four-year period from the date of grant.

     For 2007, we made a number of changes in the types of awards made. First, we looked to other types of awards to achieve our compensation goals. Second, we did not target awards based on number of shares, but on a measure of the economic value to the recipients.

     With respect to determining awards, we reviewed long-term incentive compensation as part of total compensation as compared to benchmark data regarding long-term incentive compensation as a percentage of base salary. Targeting the 75th percentile for long-term incentive compensation, we determined the economic value to the executive of each long-term grant to be awarded and determined the actual awards based on VASCO's closing stock price on the date of grant and various discounting factors. Fifty percent of the targeted value was granted as restricted stock and fifty percent of the targeted value was granted as a performance award. The Committee believes this mix of long-term incentives enhances the linkage between the creation of share holder value and long-term executive compensation; provides increased equity ownership by the named executives; and enables competitive levels of total compensation with an emphasis on payment for results. The Committee believes the 50/50 mix of direct award and award only if target results are achieved best aligns the named executive officers interests to those of shareholders.

     Each restricted stock award vests in equal annual installments over a four-year period, beginning on the first anniversary of the date of grant. Each performance award will vest upon the achievement of cumulative EPS target through 2009. Under the terms of the award, no shares will vest if the cumulative EPS target is not met and no additional shares will be earned if the cumulative EPS target is exceeded. However, the Committee has the discretion to adjust the awards should it deem appropriate to do so. The EPS target has been set in alignment with the Company's strategic plan and the Committee expects that the plan will be achieved.

     The Committee targeted an economic value to:

     Mr. Hunt of $360,000, or 120% of base salary. As a result, he received a restricted stock award of 13,400 shares and a performance award of 20,200 shares.

     Mr. Valcke of 210,000 Euros (approximately $270,000), or 70% of base salary. As a result, he received a restricted stock award of 10,200 shares and a performance award of 15,300 shares.

     Mr. Bown of $162,500, or 65% of base salary. Accordingly, he received a restricted stock award of 6,100 shares and a performance award of 9,100 shares.

     The value of equity awards for each of the named executive officers for the fiscal years 2006, 2005 and 2004 are disclosed in the tables below.

Retirement Plans

     The Company does not provide retirement plans for the named executives.

Perquisites and Other Personal Benefits

     Mr. Valcke is provided use of a company automobile. Mr. Bown, upon his relocation to Zurich, Switzerland to establish the Company's European Headquarters, will be provided an allowance for housing, an automobile, certain other relocation expenses and tax equalization.

Deductibility of Executive Compensation

     As part of its role, the Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, which limits the annual amount of compensation that the Company may deduct to $1,000,000 for any named executive officer. An exception to this regulation is for performance-based compensation which meets certain requirements of the code. Awards made under the Incentive Compensation and Stock Plan may qualify as performance-based compensation under Section 162(m) of the Code. However, not all grants that may be made under the plan or that have been made under the plan meet all requirements for deductibility under Section 162(m) of the code. However, unless the amounts involved become material, the Committee believes that it is more important to preserve its flexibility under the plan to craft appropriate incentive awards than to meet every requirement for deductibility with respect to every grant. The Committee continues to believe that this is not currently a significant issue, but continues to monitor the issue.

Employment Agreements

     As mentioned above, each of our named executive officers is party to an employment agreement with the Company. In addition to governing base salary, incentive compensation and other items, each agreement provides for severance compensation, including severance compensation following a change in control of the Company.

     Mr. Hunt's employment agreement is dated November 20, 2002. Under the terms of his agreement, in the event he is terminated without cause or he quits for good reason, whether after a change in control of the Company or not, Mr. Hunt will continue to receive his base pay and any applicable incentive compensation over a 24-month period. In the event of a change in control, if any payment or benefit to be received by Mr. Hunt would be subject to an excise tax under the Internal Revenue Code, the Company will increase the payments and benefits to Mr. Hunt to reimburse him, on an after-tax basis, for the amount of such excise tax. If Mr. Hunt is terminated for cause or quits without good reason, he will not be entitled to any severance compensation. Mr. Hunt has agreed to abide by several non-compete restrictions following the termination of his employment. The restricted period will be either 12 or 24 months, depending on the nature of the termination.

     Mr. Valcke's employment agreement is dated June 29, 2005. Under the terms of his agreement, in the event he is terminated without cause or quits for good reason, whether after a change in control of the Company or not, Mr. Valcke will continue to receive his base pay and any applicable incentive compensation over a 24-month period. In the event of a change in control, if any payment or benefit to be received by Mr. Valcke would be subject to an excise tax under the Internal Revenue Code, the Company will increase the payments and benefits to Mr. Valcke to reimburse him, on an after-tax basis, for the amount of such excise tax. If Mr. Valcke is terminated for cause or quits without good reason, he will not be entitled to any severance compensation. Mr. Valcke has agreed to abide by several non-compete restrictions following the termination of his employment. The restricted period will be either 12 or 24 months, depending on the nature of the termination.

     Mr. Bown's employment is dated January 1, 2003. Under the terms of his agreement, in the event he is terminated without cause or quits for good reason, whether after a change in control of the Company or not, Mr. Bown will continue to receive his base pay and any applicable incentive compensation over a 12-month period. In the event of a change in control, if any payment or benefit to be received by Mr. Bown would be subject to an excise tax under the Internal Revenue Code, the Company will increase the payments and benefits to Mr. Bown to reimburse him, on an after-tax basis, for the amount of such excise tax. If Mr. Bown is terminated for cause or quits without good reason, he will not be entitled to any severance compensation. Mr. Bown has agreed to abide by several non-compete restrictions following the termination of his employment. The restricted period will be either 3 or 12 months, depending on the nature of the termination. On February 26, 2007 the Company entered into a supplemental employment agreement with Mr. Bown which describes the terms and conditions applicable to his assignment in Zurich, Switzerland to establish the Company' European Headquarters. The agreement provides for housing and certain relocation expenses and a tax equalization policy.

     We believe the severance and change in control benefits which our named executive officers are entitled to receive are comparable with those benefits offered by our competitors and necessary to retain a talented executive team.

SUMMARY COMPENSATION TABLE

     The following table sets forth all compensation awarded to, earned by, or paid for services rendered to VASCO and our subsidiaries in all capacities during the years ended December 31, 2006, 2004 and 2004 for our Chief Executive Officer, President and Chief Operating Officer and Executive Vice President, who are the only executive officers of VASCO and our subsidiaries whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers").

                                                                      NON-EQUITY
                                                                         PLAN       ALL OTHER
                                                  STOCK     OPTION      COMPEN-    ANNUAL COM-
          NAME AND                    SALARY     AWARDS     AWARDS      SATION      PENSATION      TOTAL
     PRINCIPAL POSITION       YEAR      ($)      ($)(2)     ($)(4)        ($)         ($)(1)        ($)
     ------------------       ----   --------   --------   --------   ----------   -----------   --------
T. KENDALL HUNT
Chairman and Chief
Executive Officer             2006   $270,000   $ 78,258   $ 90,934    $210,000           --     $649,192

JAN VALCKE (3)
President and Chief
Operating Officer             2006    338,600    101,186    182,012     263,356       13,062      898,216

CLIFFORD K. BOWN
Executive Vice President,
Chief Financial Officer and
Secretary                     2006    220,000     60,004     91,025     144,000           --      515,029

(1) All other annual compensation reflects the value of Mr. Valcke's car allowance.

(2) Reflects the value of restricted stock granted on January 24, 2006 and January 14, 2005. The restricted stock vests 25% per year on the award anniversary date over a four year period. The value of the award reflects the amortization of the grant date fair value of the award, which is based on the number of shares awarded and the closing price of the stock on the date of award, over the vesting period.

(3) Mr. Valcke's salary and non-equity plan compensation for 2006, 2005 and 2004 were denominated in Euros. The above information reflects the Euros paid translated into U.S. dollars at the average exchange rate for the year.

(4) Compensation amounts for Option Awards for 2006 was determined in accordance with Statement of Financial Accounting Standards ("SFAS") 123(R), Stock-Based Compensation, which the Company adopted in 2006. The fair value of stock options at the date of grant is estimated using the Black-Scholes option pricing model, with the expected life adjusted to reflect the effect of post-vesting restrictions. This compensation expense is recorded on a straight-line basis over the vesting period of the options. The assumptions used to determine the fair falue of the stock options at the date of grant are described in footnote 10 of the audited financial statements.

GRANTS OF PLAN-BASED AWARDS

     The following table sets forth all plan-based awards granted to the named executive officers during 2006.

                                          ESTIMATED FUTURE PAYOUTS
                                              UNDER NON-EQUITY          STOCK
                                         INCENTIVE PLAN AWARDS (1)     AWARDS:    GRANT DATE
                                        ---------------------------   NUMBER OF   FAIR VALUE
                                         THRES-                       SHARES OF    OF STOCK
                               GRANT      HOLD     TARGET   MAXIMUM     STOCK       AWARDS
            NAME                DATE      ($)       ($)       ($)        (#)          ($)
            ----              -------   -------   -------   -------   ---------   ----------
T. KENDALL HUNT
Chairman and Chief
Executive Officer             1/24/06   140,000   175,000   210,000     35,000      333,900

JAN VALCKE
President and Chief
Operating Officer             1/24/06   175,570   219,460   263,356     35,000      333,900

CLIFFORD K. BOWN
Executive Vice President,
Chief Financial Officer and
Secretary                     1/24/06   96,0000   120,000   144,000     20,000      190,800

(1) The non-equity incentive plan awards reflect performance bonus targets for 2006. As discussed in the Annual Cash Incentive Compensation section above, the amounts are earned if the actual audited fully diluted earnings per share equals at least 90% of the target amount established by the Compensation Committee of the Board of Directors. The amounts included above were established and earned in 2006 and were paid at the maximum in 2007.

     OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

     The following table sets forth the aggregate number of outstanding equity awards held by the named executive officers as of December 31, 2006.

                                       OPTION AWARDS                              STOCK AWARDS
                    ---------------------------------------------------   ---------------------------
                                                                           NUMBER OF
                     SECURITIES     SECURITIES                             SHARES OR    MARKET VALUE
                     UNDERLYING     UNDERLYING                             UNITS OF     OF SHARES OR
                    UNEXERCISED    UNEXERCISED     OPTION                    STOCK     UNITS OF STOCK
                      OPTIONS        OPTIONS      EXERCISE     OPTION      THAT HAVE    THAT HAVE NOT
                        (#)            (#)          PRICE    EXPIRATION   NOT VESTED       VESTED
       NAME         EXERCISABLE   UNEXERCISABLE      ($)        DATE          (#)            (#)
       ----         -----------   -------------   --------   ----------   ----------   --------------
T. KENDALL HUNT
AWARD DATED:
   6/16/1997 (1)       125,000            --       $4.000      6/16/07          --              --
   1/11/1999 (2)        30,000            --        3.125      1/11/09          --              --
   1/11/2000 (1)        30,000            --        8.875      1/11/10          --              --
   11/30/2001 (3)       90,000            --        1.250     11/30/11          --              --
   1/9/2002 (3)        120,000            --        2.270       1/9/12          --              --
   1/9/2003 (3)        125,000            --        0.720       1/9/13          --              --
   1/8/2004 (3)        121,527         3,473        2.530       1/8/14          --              --
   1/24/2006 (1)           --             --           --           --      35,000         414,750

JAN VALCKE
AWARD DATED:
   8/18/1999 (2)         5,000            --        2.938      8/18/09          --              --
   11/30/2001 (3)       50,000            --        1.250     11/30/11          --              --
   1/9/2002 (3)         50,000            --        2.270       1/9/12          --              --
   1/9/2003 (3)        100,000            --        0.720       1/9/13          --              --
   1/8/2004 (3)         97,222         2,778        2.530       1/8/14          --              --
   1/14/2005 (4)        47,915        52,085        6.380      1/14/12          --              --
   1/14/2005 (1)            --            --           --           --      11,250         133,313
   1/24/2006 (1)            --            --           --           --      35,000         414,750

CLIFFORD K. BOWN
AWARD DATED:
   8/19/2002 (3)        75,000            --        1.200      8/19/12          --
   1/9/2003 (3)         50,000            --        0.720       1/9/13          --              --
   1/8/2004 (3)         48,611         1,389        2.530       1/8/14          --              --
   1/14/2005 (4)        23,957        26,043        6.380      1/14/12          --              --
   1/14/2005 (1)            --            --           --           --       7,500          88,875
   1/24/2006 (1)            --            --           --           --      20,000         237,000

(1)  Vests annually over a 4-year period

(2)  Vests annually over a 5-year period

(3)  Vests monthly over a 36-month period

(4)  Vests monthly over a 48-month period

OPTION EXERCISES AND STOCK VESTED

     The following table sets forth the stock options exercised and stock awards vested in the year ended December 31, 2006 held by the named executive officers.

                                                         STOCK AWARDS
                           OPTION AWARDS           ------------------------
                   -----------------------------    NUMBER OF
                      NUMBER OF         VALUE        SHARES        VALUE
                   SHARES ACQUIRED     REALIZED     ACQUIRED    REALIZED ON
                     ON EXERCISE     ON EXERCISE   ON VESTING     VESTING
      NAME               (#)             ($)           (#)          ($)
      ----         ---------------   -----------   ----------   -----------
T. KENDALL HUNT             --              --           --            --
JAN VALCKE              28,750         224,688        3,750        38,025
CLIFFORD K. BOWN        25,000         203,750        2,500        25,350

PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

     As noted above under Employment Agreements and in accordance with the terms of the Agreements as described above, each of the named executives will each be entitled to receive their then existing rates of base pay and incentive compensation for a period of time, as defined in their Agreements, if their employment is terminated without cause or if they quit for good reason, whether after a change in control of the Company or not. In addition, if there is a change of control of the Company, all of the outstanding and unvested stock options and awards, including those of the named executives, would automatically vest. Assuming that a triggering event had occurred on December 31, 2006, the total amount of the benefits that would be received by the named executives would be as follows:

(1) Mr. Hunt would receive from the Company aggregate cash compensation of $890,000 over a period of 24 months. In addition, Mr. Hunt's unvested stock options of 3,473 shares and unvested stock awards totaling 35,000 shares would become fully vested and would have a value of approximately $ $32,000 and $415,000, respectively, using the closing price of the Company's stock on December 31, 2006 of $11.85 per share.

(2) Mr. Valcke would receive from the Company aggregate cash compensation of 890,000 Euros (approximately $1,174,000 using the exchange rate as of December 31, 2006) over a period of 24 months. In addition, Mr. Valcke's unvested stock options of 54,863 shares and unvested stock awards of 46,250 shares would become fully vested and would have a value of approximately $311,000 and $548,000, respectively, using the closing price of the Company's stock on December 31, 2006 of $11.85 per share.

(3) Mr. Bown would receive from the Company aggregate cash compensation of $400,000 using the exchange rate as of February 28, 2007) over a period of 12 months. In addition, Mr. Bown's unvested stock options of 27,432 shares and unvested stock awards of 27,500 shares would become fully vested and would have a value of approximately $155,000 and $326,000, respectively, using the closing price of the Company's stock on December 31, 2006 of $11.85 per share.

COMPENSATION OF DIRECTORS

     The Committee reviews and sets the salaries and incentive compensation for our executive officers. The Committee reviews information relevant to Director compensation and presents its recommendation for such compensation to the full Board for its approval. The Committee also administers our 1997 Stock Compensation Plan, referred to as the "Stock Plan." In its capacity as administrator of the Stock Plan, the Committee has authority to grant options and other stock-based awards to all employees and determine the terms thereof. The Committee also makes recommendations to the Board for its approval relative to options and other stock-based awards to be granted to non-employee Board members. The members of the Committee for 2006 were: John Fox, Jr., Chairman, Michael P. Cullinane, Jean, K. Holley, John R. Walter and Michael A. Mulshine through the date of his retirement, June 14, 2006.

     Each of our directors received a quarterly cash payment of $5,000 in connection with his or her service on the Board of Directors in 2006. The directors also receive cash compensation for participation on committees of the Board as follows: Audit Committee Chair $10,000 annually, paid quarterly; other committee chairs $5,000 annually, paid quarterly; Audit Committee members $5,000 annually, paid quarterly; and other committee members $2,500 annually, paid quarterly. Our directors are also reimbursed for expenses incurred in connection with their attendance at periodic Board meetings. In addition, non-employee directors are eligible to receive option grants or other stock-based awards from time to time. In January, 2006, each non-employee director was awarded 6,500 shares of restricted stock. Such shares vest fully in one year. Ms. Holley's, who was appointed to the Board on August 2, 2006, was awarded of 3,250 shares of restricted stock.

                    FEES EARNED OR                   OPTION
                     PAID IN CASH    STOCK AWARDS    AWARDS     TOTAL
                         ($)            ($) (1)     ($) (2)      ($)
                    --------------   ------------   -------   --------
MICHAEL CULLINANE       $35,000         $58,134     $44,683   $137,817
JOHN WALTER              32,500          58,134      44,683    135,317
MICHAEL MULSHINE         15,000          58,134      44,683    117,817
JOHN FOX                 32,500          58,134      33,793    124,427
JEAN HOLLEY              15,000          24,615          --     39,615

(1) The value of the award reflects the amortization of the full value of the award, which is based on the number of shares awarded and the closing price of the stock on the date of award, over the vesting period.

(2) Compensation amounts for Option Awards for 2006 was determined in accordance with Statement of Financial Accounting Standards ("SFAS") 123(R), Stock-Based Compensation, which the Company adopted in 2006. The fair value of stock options at the date of grant is estimated using the Black-Scholes option pricing model, with the expected life adjusted to reflect the effect of post-vesting restrictions. This compensation expense is recorded on a straight-line basis over the vesting period of the options. The assumptions used to determine the fair falue of the stock options at the date of grant are described in footnote 10 of the audited financial statements.

     The following table sets forth the aggregate number of outstanding equity awards held by the non-employee Board members as of December 31, 2006.

                                       AGGREGATE
                       AGGREGATE       NUMBER OF
                       NUMBER OF        OPTION
                     STOCK AWARDS       AWARDS
                    OUTSTANDING AT    OUTSTANDING
                       12/31/06      AT 12/31/06
                    --------------   ------------
MICHAEL CULLINANE         6,500         112,000
JOHN WALTER               6,500          60,000
JOHN FOX                  6,500          15,000
JEAN HOLLEY               3,250              --

     In January 2006, the Board of Directors approved the issuance of equity awards with an aggregate grant date fair value of $62,010 for each Mr. Cullinane, Mr. Fox, Mr. Walter and Mr. Mulshine. In August 2006, the Board of

Directors approved the issuance of an equity award with an aggregate grant date fair value of $28,308 for Ms. Holley.

     For 2007, our directors will receive a quarterly cash payment of $8,750 in connection with his or her service on the Board of Directors. The directors will also receive cash compensation for participation on committees of the Board as follows: Audit Committee Chair $10,000 annually, paid quarterly; other Committee Chairs $5,000 annually, paid quarterly and other Committee members $3,000 annually, paid quarterly. For 2007, each non-employee director was granted a deferred share award of 3,800 shares (restricted stock units). Such shares vest fully in one year, but will be paid only upon the director's departure from the Board.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The current members of our Compensation Committee are Mr.Cullinane, Mr. Fox, Ms. Holley and Mr. Walter. None of these individuals were at any time during fiscal year 2006 or were formerly an officer or employee of ours. In addition, none or our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

COMPENSATION COMMITTEE REPORT

     The Compensation Committee has reviewed and discussed the section of this Annual Report on Form 10-K titled, "Compensation Discussion and Analysis," with management and, based on such review and discussions, recommended to our Board of Directors that the "Compensation Discussion and Analysis" section be included in this Annual Report on Form 10-K.

                                        Submitted by the Compensation Committee:

                                        John N. Fox, Jr., Chairman
                                        Michael P. Cullinane
                                        John R. Walter
                                        Jean K. Holley

                                        March 9, 2007

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth shares of our common stock that are authorized to be issued as of December 31, 2006 under the Company's 1997 Stock Compensation Plan, as amended and restated in 1999:

                                                                                                Number of securities
                                                                                               remaining available for
                                     Number of securities to be   Weighted average exercise     future issuance under
                                       issued upon exercise of       price of outstanding     equity compensation plan
                                        outstanding options,        options, warrants and       (excluding securities
                                         warrants and rights                rights            reflected in column (a))
           Plan Category                         (a)                         (b)                         (c)
           -------------             --------------------------   -------------------------   ------------------------
Equity compensation plans approved            2,054,938                     $3.25                     5,368,070
   by security holders
Equity compensation plans not                         0                 Not applicable             Not applicable
   approved by security holders
                                              ---------                     ------                    ---------
   Total                                      2,054,938                     $3..25                    5,368,070
                                              =========                     ======                    =========

     The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 28, 2007 for each person or entity who is known to us to beneficially own five percent or more of the common stock. For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares as of a given date that such person has the right to acquire within 60 days after such date.

 NAME AND ADDRESS OF BENEFICIAL   AMOUNT AND NATURE OF
             OWNER                BENEFICIAL OWNERSHIP   PERCENT OF CLASS
 ------------------------------   --------------------   ----------------
T. Kendall Hunt                       9,880,052 (1)           26.66%
1901 S. Meyers Road
Ste. 210
Oakbrook Terrace, IL 60181

Oberweis Asset Management, Inc.       2,210,159 (2)            6.05
333 Warrenville Road, Suite 500
Lisle, IL 60532

(1) Includes 100,000 shares held in the T. Kendall Hunt Charitable Remainder Trust and 1,011,300 shares held by the estate of Barbara J. Hunt, with Mr. Hunt as executor of the estate, as to which shares Mr. Hunt disclaims beneficial ownership. The amount also includes 520,000 shares that may be acquired pursuant to options which are exercisable at February 28, 2007 or become exercisable within 60 days.

(2)  Based on a Schedule 13G/A filed with the SEC on February 14, 2007.

     The table below sets forth certain information with respect to the beneficial ownership of our common stock as of February 28, 2007 for (i) each of our directors, (ii) each of our named executive officers, and (iii) all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them unless otherwise indicated. For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares as of a given date that such person has the right to acquire within 60 days after such date.

 NAME AND ADDRESS OF BENEFICIAL     AMOUNT AND NATURE OF
             OWNER                BENEFICIAL OWNERSHIP (1)   PERCENT OF CLASS
 ------------------------------   ------------------------   ----------------
T. Kendall Hunt                         9,880,052(2)              26,66%
1901 S. Meyers Road
Ste. 210
Oakbrook Terrace, IL 60181

Jan Valcke                                419,200(3)               1.14%
Koningin Astridlaan 164
B-1780 Wemmel, Belgium

Cliff Bown                                253,183(4)               0.69%
1901 S. Meyers Road
Ste. 210
Oakbrook Terrace, IL 60181

Michael P. Cullinane                      122,300(5)               0.33%
1901 S. Meyers Road
Ste. 210
Oakbrook Terrace, IL 60181

John N. Fox                                28,300(6)               0.08%
1901 S. Meyers Road
Ste. 210
Oakbrook Terrace, IL 60181

Jean K. Holley                              7,050                  0.02%
1901 S. Meyers Road
Ste. 210
Oakbrook Terrace, IL 60181

John R. Walter                             90,300(7)               0.25%
1901 S. Meyers Road
Ste. 210
Oakbrook Terrace, IL 60181

All Executive Officers and             10,800,385                 28.57%
Directors as a Group
(7 persons)

(1) The number of shares beneficially owned by each director and executive officer is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days after February 28, 2007 through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

(2) Includes 100,000 shares held in the T. Kendall Hunt Charitable Remainder Trust and 1,011,300 shares held by the estate of Barbara J. Hunt, with Mr. Hunt as executor of the estate, as to which shares Mr. Hunt disclaims beneficial ownership. The amount also includes 520,000 shares that may be acquired pursuant to options which are exercisable at February 28, 2007 or become exercisable within 60 days.

(3) Includes 355,000 shares that may be acquired pursuant to options which are exercisable at February 28, 2007 or become exercisable within 60 days.

(4) Includes 202,083 shares that may be acquired pursuant to options which are exercisable at February 28, 2007 or become exercisable within 60 days.

(5) Includes 112,000 shares that may be acquired pursuant to options which are exercisable at February 28, 2007 or become exercisable within 60 days.

(6) Includes 15,000 shares that may be acquired pursuant to options which are exercisable at February 28, 2007 or become exercisable within 60 days.

(7) Includes 60,000 shares that may be acquired pursuant to options which are exercisable at February 28, 2007 or become exercisable within 60 days.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

     In July 2003, the Company sold its VACMAN Enterprise business unit ("VACMAN") to SecureD Services, Inc. ("SSI"), a then newly organized company in which T. Kendall Hunt had a 19% equity ownership interest and was one of seven directors on its board. The transaction was approved by all of the independent directors of the Company. The Company received a $1.1 million senior secured promissory note and 2,000,000 shares of convertible preferred stock from SSI in exchange for the VACMAN assets. The note was payable in 36 monthly installments and bore an interest of 6% per annum. The preferred stock was to pay a 6% cumulative stock dividend quarterly, and was convertible into SSI common stock on a share-for-share basis in phases commencing July 1, 2005. We valued the transaction at approximately $1.6 million, using a discounted value of the payment streams expected from the note and preferred stock.

     In 2006, SSI discontinued its monthly note payments to the Company due to its continuing operating losses and an inability to secure new financing. We concluded that a decline in fair value had occurred, which was other than temporary in nature as defined in EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. We eventually collected the entire note receivable and interest, but did record an asset impairment charge of $600 in 2006 to fully write down the value of the investment in the preferred stock of SSI.

     As we have not engaged in related person transactions, with the exception of the one transaction noted above, we have not adopted any formal policies or procedures for the review, approval or ratification of related person transactions. The disclosed transaction was approved by action of the entire Board of Directors, with the interested person abstaining.

DIRECTOR INDEPENDENCE

     Our Board of Directors has determined that directors Michael P. Cullinane, John N. Fox, Jr., Jean K. Holley and John R. Walter are independent directors under Nasdaq independence standards. Accordingly, all members of our audit, nominating and compensation committees were determined to be independent. The only member of the Board of Directors who was determined to be not independent was T. Kendall Hunt.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following sets forth the amount of fees paid to our registered public accounting firm, KPMG LLP, for services rendered in 2006 and 2005 (in thousands):

     AUDIT FEES: The aggregate fees billed by KPMG LLP for professional services rendered for the audit of the Company's annual financial statements, the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q, and services normally provided by the independent auditor in connection with statutory and regulatory filings were $468 for the fiscal year ended 2006, and $367 for the fiscal year ended December 31, 2005.

     AUDIT-RELATED FEES: There were no audit-related fees paid in 2006 or 2005.

     TAX FEES: The aggregate fees billed by KPMG LLP for tax compliance and tax advice were $2 in 2006 and $2 in 2005. The fee for 2006 and 2005 related to the filing of a foreign subsidiary tax return.

     ALL OTHER FEES: The aggregate fees billed by KPMG LLP for filing withholding returns on intercompany dividend payments were $4 in 2006. Fees for due diligence and reviews of registrations related to the acquisition of AOS Hagenuk aggregated $55 in 2005.

     It is currently the policy of the Audit Committee of the Board of Directors to pre-approve all services rendered by KPMG LLP. The Audit Committee pre-approved all of the above fees for both 2006 and 2005.

                                     PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) (1) The following consolidated financial statements and notes thereto, and the related independent auditors' report, are included on pages F-1 through F-23 of this Form 10-K:

          Report of Independent Registered Public Accounting Firm

          Consolidated Balance Sheets as of December 31, 2006 and 2005

          Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

          Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2006, 2005 and 2004

          Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2006, 2005 and 2004

          Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

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

   +10.11   Lease Agreement by and between Perkins Commercial Management
            Company, Inc. and VASCO Data Security, Inc. dated November 21, 1995.

   +10.12   Asset Purchase Agreement by and between VASCO Data Security
            International, Inc. and Wizdom Systems, Inc. dated August 20, 1996.

   +10.13 1997 VASCO Data Security International, Inc. Stock Option Plan, as amended.

   +10.14   Distributor Agreement between VASCO Data Security, Inc. and Hucom,
            Inc. dated June 3, 1997.**

 EXHIBIT
  NUMBER                                 DESCRIPTION
 -------                                 -----------
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

   +10.35 Osprey Partners Warrant (and Statement of Rights to Warrant and Form of Exercise) issued June 1, 1992.

   +10.36 Registration Rights Agreement dated as of October 19, 1995 between certain purchasing shareholders and VASCO Data Security
            International, Inc.

   +10.37   First Amendment to Registration Rights Agreement dated July 1, 1996.

   +10.38   Second Amendment to Registration Rights Agreement dated March 7,
            1997.

 EXHIBIT
  NUMBER                                 DESCRIPTION
 -------                                 -----------
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

    10.51   Not currently used

 ## 10.52   Employment agreement with Clifford Bown.

 ## 10.53   Indemnification Agreement with T. Kendall Hunt.

    10.54   Not currently used

    10.55   Share Sale and Purchase Agreement by and among VASCO Data Security
            International, Inc., A.O.S. Holding B.V., Filipan Beheer B.V., Mr.
            Mladen Filipan and Pijnenburg Beheer N.V., dated February 4, 2005
            (Incorporated by reference - Form 8-K filed February 8, 2005.

    10.56   Registration Rights Agreement by and among A.O.S. Holding B.V.,
            Filipan Beheer B.V., Mr. Mladen Filipan, Pijnenburg Beheer N.V. and
            VASCO Data Security International, Inc., dated February 4, 2005
            (Incorporated by reference - Form 8-K filed February 8, 2005.

    10.57   Employment Agreement by and between VASCO Data Security
            International, Inc. and Jan Valcke effective as of January 1, 2005
            (Incorporated by reference - Form 8-K filed July 1, 2005.Letter agreement dated February 26, 2007, supplementing the Employment
            Agreement dated January 1, 2003 between the Company and Clifford K.
            Bown.

 EXHIBIT
  NUMBER                                 DESCRIPTION
 -------                                 -----------
*** 10.58   Letter agreement dated February 26, 2007, supplementing the
            Employment Agreement dated January 1, 2003 between the Company and
            Clifford K. Bown

   * 14.1   Code of Ethics.

       21 Subsidiaries of Registrant. (Incorporated by reference - Form S-1 filed February 27, 2006.)

       23   Consent of KPMG LLP.

     31.1   Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
            Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 15, 2007.

     31.2   Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
            Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 15, 2007.

     32.1 Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 15,
            2007.

     32.2 Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 15,
            2007.

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

*** Incorporated by reference to the Registrant's Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 2, 2007.

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

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

FINANCIAL STATEMENTS
   Report of Independent Registered Public Accounting Firm                       F-2
   Consolidated Balance Sheets as of December 31, 2006 and 2005                  F-3
   Consolidated Statements of Operations for the Years Ended
      December 31, 2006, 2005 and 2004                                           F-4
   Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
      December 31, 2006, 2005 and 2004                                           F-5
   Consolidated Statements of Stockholders' Equity for the Years Ended
      December 31, 2006, 2005 and 2004                                           F-6
   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2006, 2005 and 2004                                           F-7
   Notes to Consolidated Financial Statements                                    F-8

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
VASCO Data Security International, Inc.:

We have audited the accompanying consolidated balance sheets of VASCO Data Security International, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the accompanying consolidated financial statement Schedule II - Valuation and Qualifying Accounts. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VASCO Data Security International, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 1 to the consolidated financial statements, in 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, modifying share-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of VASCO Data Security International, Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


/s/ KPMG LLP
Chicago, Illinois
March 15, 2007

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                      DECEMBER 31,   DECEMBER 31,
                                                                          2006           2005
                                                                      ------------   ------------
ASSETS
   CURRENT ASSETS:
      Cash and equivalents                                              $ 14,768       $ 16,962
      Restricted cash                                                          0            181
      Accounts receivable, net of allowance for doubtful accounts
         of $712 and $156 in 2006 and 2005, respectively                  19,617         12,083
      Inventories, net                                                     4,275          1,570
      Prepaid expenses                                                     1,295            726
      Deferred income taxes                                                  375            117
      Foreign sales tax receivable                                           967             89
      Other current assets                                                    23            451
                                                                        --------       --------
         Total current assets                                             41,320         32,179
   Property and equipment:
      Furniture and fixtures                                               2,273          1,893
      Office equipment                                                     2,395          2,155
                                                                        --------       --------
                                                                           4,668          4,048
      Accumulated depreciation                                            (3,246)        (3,066)
                                                                        --------       --------
         Property and equipment, net                                       1,422            982
    Goodwill, net of accummulated amortization                            12,685          6,665
    Intangible assets, net of accumulated amortization                     3,013          1,054
    Other assets, net of accumulated amortization                          4,206            625
                                                                        --------       --------
         TOTAL ASSETS                                                   $ 62,646       $ 41,505
                                                                        ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Bank borrowing                                                    $  2,154       $  3,173
      Accounts payable                                                     7,579          4,753
      Deferred revenue                                                     2,081          1,765
      Accrued wages and payroll taxes                                      3,176          2,329
      Income taxes payable                                                 1,396          1,547
      Current deferred income taxes                                          125             --
      Other accrued expenses                                               2,751          2,287
                                                                        --------       --------
         Total current liabilities                                        19,262         15,854
   Deferred warranty revenues                                                302            256
   Long-term compensation plan                                               356             --
   Long-term deferred taxes                                                  520             --
                                                                        --------       --------
         TOTAL LIABILITIES                                                20,440         16,110
                                                                        --------       --------
   STOCKHOLDERS' EQUITY :
      Common stock, $.001 par value - 75,000,000 shares authorized;
         36,546,289 shares issued and outstanding in 2006,
         36,180,425 shares issued and outstanding in 2005                     37             36
      Additional paid-in capital                                          61,251         59,625
      Deferred compensation                                                   --           (403)
      Accumulated deficit                                                (20,398)       (32,985)
      Accumulated other comprehensive income (loss) -                         --
         Cumulative translation adjustment                                 1,316           (878)
                                                                        --------       --------
         Total stockholders' equity                                       42,206         25,395
                                                                        --------       --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 62,646       $ 41,505
                                                                        ========       ========

          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 For the Years Ended December 31,
                                                 --------------------------------
                                                     2006      2005      2004
                                                   -------   -------   -------
Net revenues                                       $76,062   $54,579   $29,893
Cost of goods sold                                  24,359    20,141     9,184
                                                   -------   -------   -------
Gross profit                                        51,703    34,438    20,709
                                                   -------   -------   -------
Operating costs:
   Sales and marketing                              19,482    14,784     9,160
   Research and development                          5,529     3,579     2,441
   General and administrative                        7,157     4,556     3,191
   Restructuring recoveries                             --      (172)      (32)
   Amortization of purchased intangible assets         593       738       397
                                                   -------   -------   -------
      Total operating costs                         32,761    23,485    15,157
                                                   -------   -------   -------
   Operating income                                 18,942    10,953     5,552
Interest income, net                                   121        69       120
Impairment of investment in Secured
   Services, Inc.                                     (600)       --        --
Other income (expense), net                            178       506      (539)
                                                   -------   -------   -------
   Income before income taxes                       18,641    11,528     5,133
Provision for income taxes                           6,054     3,827     1,880
                                                   -------   -------   -------
   Net income                                       12,587     7,701     3,253
Preferred stock accretion and dividends                 --       (14)     (232)
                                                   -------   -------   -------
Net income available to common shareholders        $12,587   $ 7,687   $ 3,021
                                                   =======   =======   =======
Net income per share:
   Basic                                           $  0.35   $  0.22   $  0.09
                                                   =======   =======   =======
   Diluted                                         $  0.33   $  0.21   $  0.09
                                                   =======   =======   =======
Weighted average common shares outstanding:
   Basic                                            36,230    35,429    32,216
                                                   =======   =======   =======
   Dilutive                                         37,765    37,244    33,128
                                                   =======   =======   =======

          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                       For the Years Ended December 31,
                                       --------------------------------
                                            2006      2005     2004
                                          -------   -------   ------
Net income                                $12,587   $ 7,701   $3,253

Other comprehensive income (loss) -
   Cumulative translation adjustment        2,194    (1,218)     687
                                          -------   -------   ------
Comprehensive income                      $14,781   $ 6,483   $3,940
                                          =======   =======   ======

          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                              Accumulated
                                                                                                               Other Com-    Total
                                      Preferred Stock     Common Stock     Additional  Deferred                prehensive   Stock-
                                      ---------------  ------------------   Paid-In    Compen-   Accumulated     Income    holders'
            Description               Shares   Amount    Shares    Amount    Capital    sation     Deficit       (Loss)     Equity
            -----------               ------  -------  ----------  ------  ----------  --------  -----------  -----------  --------
BALANCE AT DECEMBER 31, 2003            800   $ 5,786  30,425,284    $30    $47,167     $  --     $(43,693)   $  (347)     $  8,943
Net income                               --        --          --     --         --        --        3,253         --         3,253
Foreign currency translation
   adjustment                            --        --          --     --         --        --           --        687           687
Exercise of stock options                --        --     118,062      1        188        --           --         --           189
Conversion of series D preferred
   stock                               (592)   (4,282)  2,960,000      3      4,279        --           --         --            --
Cash dividend on series D preferred
   stock                                 --        --          --     --         --        --         (182)        --          (182)
Dividend paid in common stock on
   series D preferred stock              --        --      64,843     --        144        --          (23)        --           121
Dividend payable                         --        --          --     --         --        --          (27)        --           (27)
Conversion of series D warrants          --        --      13,500     --         47        --           --         --            47
                                        ---   -------  ----------    ---    -------     -----     --------    -------      --------
BALANCE AT DECEMBER 31, 2004            208     1,504  33,581,689     34     51,825        --      (40,672)       340        13,031
Net income                               --        --          --     --         --        --        7,701         --         7,701
Foreign currency translation
   adjustment                            --        --          --     --         --        --           --     (1,218)       (1,218)
Exercise of stock options                --        --     690,807      1      1,902        --           --         --         1,903
Common stock issued for acquisitions     --        --     331,104     --      2,278        --           --         --         2,278
Restricted stock awards                  --        --      84,500     --        538      (403)          --         --           135
Conversion of series D preferred
   stock                               (208)   (1,504)  1,040,000      1      1,503        --           --         --            --
Cash dividend on series D preferred
   stock                                 --        --          --     --         --        --          (14)        --           (14)
Conversion of warrants                   --        --     447,250     --      1,552        --           --         --         1,552
Dividend paid in common stock on
   series D preferred stock              --        --       5,075     --         27        --           --         --            27
                                        ---   -------  ----------    ---    -------     -----     --------    -------      --------
BALANCE AT DECEMBER 31, 2005             --        --  36,180,425     36     59,625      (403)     (32,985)      (878)       25,395
Net income                               --        --          --     --         --        --       12,587         --        12,587
Reclassification for adoption of
   FAS 123(R)                            --        --          --     --       (403)      403           --         --            --
Foreign currency translation
   adjustment                            --        --          --     --         --        --           --      2,194         2,194
Exercise of stock options                --        --     228,614      1        683        --           --         --           684
Restricted stock awards                  --        --     111,750     --        577        --           --         --           577
Conversion of warrants                   --        --      25,500     --         88        --           --         --            88
Stock option compensation                --        --          --     --        681        --           --         --           681
                                        ---   -------  ----------    ---    -------     -----     --------    -------      --------
BALANCE AT DECEMBER 31, 2006             --   $    --  36,546,289    $37    $61,251     $  --     $(20,398)   $ 1,316      $ 42,206
                                        ===   =======  ==========    ===    =======     =====     ========    =======      ========

          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  For the Years ended
                                                                                     December 31,
                                                                              --------------------------
                                                                                2006      2005     2004
                                                                              --------  -------   ------
Cash flows from operating activities:
   Net income from continuing operations                                      $ 12,587  $ 7,701   $3,253
      Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
         Impairment of SSI Investment                                              600       --       --
         Depreciation and amortization                                           1,242    1,076      734
         Deferred tax expense (benefit)                                           (632)    (122)      46
         Non-cash compensation and other expenses                                1,259      146       16
         Changes in assets and liabilities, net of effects of acquisitions:
            Accounts receivable, net                                            (5,348)  (7,114)  (3,002)
            Inventories, net                                                    (2,175)    (438)    (168)
            Other current assets                                                  (558)      73     (260)
            Accounts payable                                                     1,338    2,342    1,138
            Income taxes payable                                                  (296)   1,257      598
            Accrued expenses                                                       317    1,686      202
            Other current liabilities                                             (515)     935      320
                                                                              --------  -------   ------
Net cash provided by operations                                                  7,819    7,542    2,877
                                                                              --------  -------   ------
Cash flows from investing activities:
   Business acquisitions, net of cash acquired                                  (7,362)  (3,990)      --
   Additions to property and equipment                                            (459)    (507)    (252)
   Capitalized software                                                         (2,448)      --       --
   Other assets                                                                    (74)    (182)     (64)
   Increase in restricted cash                                                     181     (127)     (82)
   Disposals of property, plant and equipment, net                                  59        7       --
   Payments received on note receivable                                            220      343      304
                                                                              --------  -------   ------
Net cash used in investing activities                                           (9,883)  (4,456)     (94)
                                                                              --------  -------   ------
Cash flows from financing activities:
   (Repayment) proceeds from bank borrowing                                     (1,019)   3,173       --
   Proceeds from exercise of stock options and warrants                            772    3,455      236
   Dividends paid on preferred stock                                                --      (14)    (182)
                                                                              --------  -------   ------
Net cash provided by (used in) financing activities                               (247)   6,614       54
Effect of exchange rate changes on cash                                            117     (876)     484
Net increase in cash                                                            (2,194)   8,824    3,321
Cash and equivalents, beginning of year                                         16,962    8,138    4,817
                                                                              --------  -------   ------
Cash and equivlents, end of year                                              $ 14,768  $16,962   $8,138
                                                                              ========  =======   ======

          See accompanying notes to consolidated financial statements.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

     VASCO Data Security International, Inc. and its wholly owned subsidiaries (the Company) design, develop, market and support security products and services which manage and protect against unauthorized access to computer systems of corporate and government customers. VASCO has operations in Austria, Australia, Belgium, China, The Netherlands, Singapore and the United States (U.S.).

Principles of Consolidation

     The consolidated financial statements include the accounts of VASCO Data Security International, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation and Transactions

     The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. Foreign exchange transaction gains (losses) aggregating $(65), $330 and $(538) are included in other income (expense) for 2006, 2005 and 2004, respectively. We implemented a hedging program in the second quarter of 2005 to minimize the impact of changes in currency rates.

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

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

Cash and Equivalents

     The Company classifies as cash and equivalents amounts on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at time of purchase.

     Restricted cash of $181 at December 31, 2005 supports a bank guarantee issued in favor of a customer relating to a contract prepayment. Under the terms of the contract, the Company obtained unrestricted use of this cash in 2006 when it fulfilled its commitment to deliver the products.

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

Inventories

     Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) method. The Company writes down inventory where it appears that the carrying cost of the inventory may not be recovered through subsequent sale of the inventory. The Company analyzes the quantity of inventory on hand, the quantity sold in the past year, the anticipated sales volume in the form of sales to new customers as well as sales to previous customers, the expected sales price and the cost of making the sale when evaluating the valuation of our inventory. If the sales volume or sales price of a specific model declines significantly, additional write downs may be required.

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

Research and Development Costs

     Costs for research and development, principally the design and development of hardware and software prior to the determination of technological feasibility, are expensed as incurred on a project-by-project basis. The Company's research and development costs were $5,529, $3,579 and $2,441 for 2006, 2005 and 2004, respectively.

Software Development Costs

     The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy currently defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. The Company's policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. In 2006, the company capitalized $2,448 for instructional software (see footnote 5). The Company did not incur any capitalizable software costs during the years ended December 31, 2005 and 2004.

Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     The Company has significant net operating loss carryforwards in the U. S. and other countries which are available to reduce the liability on future taxable income. A valuation reserve has been provided to offset most of these future benefits because we have not determined that their realization is more likely than not.

Fair Value of Financial Instruments

     At December 31, 2006 and 2005 the Company's financial instruments were accounts receivable, notes receivable, accounts payable and accrued liabilities. The estimated fair value of the Company's financial instruments has been determined by using available market information and appropriate valuation methodologies. The fair values of the Company's financial instruments were not materially different from their carrying amounts at December 31, 2006 and 2005.

Accounting for Leases

     All of the Company's leases are operating leases. Rent expense on facility leases is charged evenly over the life of the lease, regardless of the timing of actual payments.

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

Valuation of Investment in Secured Services, Inc.

     The Company received preferred stock and a note receivable from Secured Services, Inc. ("SSI") in 2003 as consideration for assets of the VACMAN Enterprise business unit. Based on a detailed valuation, the Company established the initial value of the consideration received from SSI, using a discounted value of the payment streams expected from the note and the preferred stock. Interest income on the note was recorded over time at the discount rate. In the first quarter of 2006, SSI discontinued its monthly note payments to the Company, due to its continuing operating losses and an inability to secure new financing. The Company concluded that a decline in fair value had occurred, which was other than temporary in nature as defined in EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The Company therefore recorded an asset impairment charge of $789 in the first quarter of 2006 to fully write down the value of the note receivable and the investment in SSI.

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

Goodwill and Other Intangibles

     The Company accounts for goodwill and other indefinite-lived intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. This statement replaced the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also established accounting guidelines for identifiable intangible assets, which included customer lists, proprietary technology and other intangible assets. Intangible assets other than patents with definite lives are amortized over the useful life, generally three to seven years for proprietary technology. Patents are amortized over the life of the patent, generally 20 years in the U. S.

     The Company assesses the impairment of goodwill and intangible assets with indefinite lives each year-end or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company completed its last review during December 2006. Factors considered important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

     When the Company determines that the carrying value of intangibles and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows.

Stock-Based Compensation

     The Company has a stock-based employee compensation plan, which is described more fully in Note 10. As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") 123(R), Stock-Based Compensation. This statement requires the Company to estimate the fair value of stock options granted to employees, directors and others and to record compensation expense equal to the estimated fair value. The fair value of stock options at the date of grant is estimated using the Black-Scholes option pricing model, with the expected life adjusted to reflect the effect of post-vesting restrictions. The assumptions used for the Black-Scholes model are listed in footnote 10. This compensation expense is recorded on a straight-line basis over the vesting period of the options. Prior to January 1, 2006, the Company accounted for the stock options using the intrinsic method under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation expense related to the stock options was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

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

                                                       For the Years Ended
                                                          December 31,
                                                    ------------------------
                                                     2006     2005     2004
                                                    ------   ------   ------
Weighted average common shares outstanding
   Basic                                            36,230   35,429   32,216
   Incremental shares for the effect of dilutive:
      Stock options                                  1,279    1,577      816
      Warrants                                          82      154       28
      Restricted stock awards                          174       84       --
      Identikey acquisition shares                      --       --       68
                                                    ------   ------   ------
         Dilutive                                   37,765   37,244   33,128
                                                    ======   ======   ======

     Shares issuable from securities that could potentially effect diluted earnings per share in the future that were not included in the computation of diluted earnings per share because their effect was anti-dilutive were as follows:

                                 For the Years
                               Ended December 31,
                              -------------------
                              2006   2005    2004
                              ----   ----   -----
Stock options                   25     25     301
Convertible preferred stock     --     --   2,320
                               ---    ---   -----
   Total                        25     25   2,621
                               ===    ===   =====

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 2 - ACQUISITIONS

     On October 25, 2006, the Company acquired Unified Threat Management (UTM) specialist Able N.V. of Mechelen, Belgium. VASCO acquired all of the stock of Able N.V., in exchange for cash consideration of E5 million ($6.3 million). The acquisition was financed completely from the Company's cash. Able's key product is the aXs GUARD appliance. This appliance contains 21 different modules, including Digipass strong user authentication, VPN, firewall, anti-virus, hacker detection, statistics & reporting, content scanning and more.

     The purchase price included E1.25 million ($1.57 million) which is subject to a bank guaranty and may be returned to the Company in whole or in part if the seller terminates his employment with the Company before four years from the acquisition date. As required by EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, the Company has recorded this portion of the purchase price as deemed compensation in other assets, to be amortized over the required employment period.

     On May 11, 2006, the Company acquired all of the issued and outstanding shares of Logico Smart Card Solutions GmbH and Logico Smartcard Solutions Vertriebs, GmbH. (The combined group will be referred to as "Logico".) Logico is an authentication storage specialist with extensive experience in smart card based authentication, located in Vienna, Austria. The Company believes that significant synergies will be created by combining Logico's technology with the Company's technology, customer base and marketing channels. The shares of Logico were acquired for cash payments of E1,236 (equivalent to $1,578). An additional payment of up to E150 (or $198 at the December 31 exchange rate) may be due on March 31, 2007 if certain performance conditions are met.

     The aggregate purchase price was $2,168, consisting of the cash payment of $1,578, previously acquired software rights with a net cost of $174 and estimated direct transaction costs of $416.

     On February 4, 2005, the Company acquired all of the share capital of A.O.S. Hagenuk B.V. ("AOS") a private limited liability company organized and existing under the laws of the Netherlands. The primary purpose for the acquisition was to obtain engineering expertise which is complimentary to our existing product lines. The base purchase price was EUR 5,000, of which EUR 3,750 was paid in cash and the remainder was paid in the Company's Common Stock. In addition to the base purchase price, a variable amount related to the gross profits collected on the sales of certain equipment may be paid to the seller over a period of two (2) years following the closing.

     Able, Logico and AOS will be operated as a wholly-owned subsidiaries of the Company, accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations. The following table summarizes the fair value of the assets acquired and the liabilities assumed at the date of each acquisition. Potential valuation adjustments may be identified up to one year after each acquisition.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                          Able NV   Logico     AOS
                                          -------   ------   ------
Cash                                       $  827   $   34   $  529
Accounts receivable, net                      419       47      466
Inventory                                      88       23       11
Other current assets                           79       20      655
Property and equipment, net                    64      176      122
Intangible assets acquired                  1,400      870      367
Deemed compensation                         1,569       --       --
Deferred tax asset                             --      115       --
                                           ------   ------   ------
   Total assets acquired                    4,446    1,285    2,150
                                           ------   ------   ------
Accounts payable                              160      561       47
Deferred revenue                              515      200    1,071
Accrued expenses                              240      635      156
Defered tax liability - current portion        86       44       28
Defered tax liability - long-term             390      174       --
                                           ------   ------   ------
   Total liabiltites assumed                1,391    1,614    1,302
                                           ------   ------   ------
   Net assets acquired                      3,055     (329)     848
Goodwill                                    3,233    2,497    6,415
                                           ------   ------   ------
   Aggregate purchase price                $6,288   $2,168   $7,263
                                           ======   ======   ======

     The total purchase price for each acquisition comprised the following:

                              Able NV   Logico     AOS
                              -------   ------   ------
Cash paid                      $6,275   $1,578   $4,374
Company stock (263 shares)         --       --    2,128
Assumed liabilities                --       --      616
Transaction costs                  13      416      145
License previously acquired        --      174       --
                               ------   ------   ------
                               $6,288   $2,168   $7,263
                               ======   ======   ======

     The following summarized unaudited pro forma financial information for 2006, 2005 and 2004 assumes the AOS acquisition occurred at January 1, 2004 and the Logico and Able acquisitions occurred at January 1, 2005:

                                                2006      2005      2004
                                              -------   -------   -------
Net revenues                                  $78,724   $58,645   $34,449
Net income available to common shareholders    12,402     5,984     1,833
Basic net income per share                       0.34      0.17      0.06
Diluted net income per share                     0.33      0.16      0.06

     The pro forma results include the amortization of intangibles acquired and a reduction of revenue related to the estimated fair value of the deferred revenue acquired. The Company does not record amortization expense related to goodwill, but rather reviews the carrying value of the asset for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had actually been completed on January 1, 2006, 2005 or 2004, nor are they necessarily indicative of future consolidated results.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 3 - INVENTORIES

     Inventories, net of write downs of $296 and $239 at December 31, 2006 and 2005, respectively, are comprised of the following:

                                       December 31,
                                     ---------------
                                      2006     2005
                                     ------   ------
Component parts                      $2,450   $  601
Work-in-process and finished goods    1,825      969
                                     ------   ------
   Total                             $4,275   $1,570
                                     ======   ======

NOTE 4 - GOODWILL AND OTHER INTANGIBLES

     Intangible asset activity for the three years ended December 31, 2006 and the composition of the December 31, 2006 balance is as follows. Additions to capitalized technology in 2006 were the result of the Logico and Able acquisitions.

                                    Capitalized    Patents &               Intangible
                                     Technology   Trademarks   Other (1)     Assets     Goodwill
                                    -----------   ----------   ---------   ----------   --------
Net balance at December 31, 2003      $ 1,378       $  45        $  --      $ 1,423     $   250
   Additions                              150          67           --          217          --
   Amortization expense                  (394)         (3)          --         (397)         --
                                      -------       -----        -----      -------     -------
Net balance at December 31, 2004        1,134         109           --        1,243         250
   Additions                              178         371          367          916       6,415
   Amortization expense                  (355)       (383)        (367)      (1,105)         --
                                      -------       -----        -----      -------     -------
Net balance at December 31, 2005          957          97            0        1,054       6,665
   Additions                            2,095          90                     2,185       5,659
   Impairments                              0         (20)           0          (20)          0
   Net Translation Gain/Loss              387           0                       387         361
   Amortization expense                  (559)        (34)          --         (593)         --
                                      -------       -----        -----      -------     -------
Net balance at December 31, 2006      $ 2,880       $ 133        $  --      $ 3,013     $12,685
                                      =======       =====        =====      =======     =======
December 31, 2006 balance at cost     $ 8,252       $ 186        $  --      $ 8,438     $13,297
   Accumulated amortization            (5,759)        (53)          --       (5,812)       (973)
   Translation Gain/Loss                  387          --           --          387         361
                                      -------       -----        -----      -------     -------
Net balance at December 31, 2006      $ 2,880       $ 133        $  --      $ 3,013     $12,685
                                      =======       =====        =====      =======     =======

(1) 2005 amount reflects an intangible asset for firm purchase orders of AOS at the date of acquisition.

     Expected amortization of the intangible assets for the years ended:

December 31, 2007                  $1,030
December 31, 2008                     512
December 31, 2009                     416
December 31, 2010                     415
December 31, 2011 and thereafter      629
                                   ------
   Subject to amortization          3,002
Trademarks                             11
                                   ------
   Total intangible assets         $3,013
                                   ======

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 5 - OTHER ASSETS

     Other assets at December 31, 2006 and 2005 consist of the following:

                                        As of December 31, 2006    As of December 31, 2005
                                       -------------------------   -----------------------
                                                Amorti-                   Amorti-
                                        Cost     zation     Net    Cost    zation     Net
                                       ------   -------   ------   ----   -------   ------
Instructional Software                 $2,448     $ 68    $2,380    $--     $--      $ --
Deemed Compensation                     1,649       69     1,580     --      --        --
                                       ------     ----    ------    ---     ---      ----
   Total Subject to Amortization       $4,097     $137     3,960    $--     $--        --
                                       ======     ====              ===     ===
Less: Current Portion of Deemed
   Compensation                                             (412)                      --
Deferred Income Taxes                                        465                       --
Investment in Secured Services, Inc.                          --                      600
Other assets                                                 193                       25
                                                          ------                     ----
   Other Assets, net                                      $4,206                     $625
                                                          ======                     ====

     In 2006, the Company contracted with a film producer to develop 126 hours of instructional video software to be used internally as a staff development tool and to be marketed to potential customers and other parties. The cost of this software was capitalized in accordance with SFAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. This cost will be amortized on a straight line basis over a five year life, or pro rata based on actual sales as a percentage of expected sales, whichever is larger.

     A portion of the acquisition price for Able is contingent upon the seller's continued employment with the Company for a four year period. This amount has been recorded as an other asset and will be amortized over the required employment period. The amount to be amortized in the next year has been classified as a prepaid expense. Amortization expense for the instructional software and the deemed compensation is included in selling expense.

NOTE 6 - INCOME TAXES

     At December 31, 2006, the Company had U.S. net operating loss carryforwards approximating $23,086 and foreign net operating loss carryforwards approximating $7,829. Such losses are available to offset future taxable income in the respective jurisdictions. The U.S. loss carryforwards expire in varying amounts beginning in 2018 and continuing through 2023. The foreign loss carryforwards have no expiration dates. Included in the foreign loss carryforwards amount is $3,042 of tax losses acquired in the acquisition of Logico. Utilization of these loss carryforwards would not reduce future tax expense, but would reduce deferred tax assets or goodwill created in the acquisition. In addition, if certain substantial changes in the Company's ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized.

     Income before income taxes was generated in the following jurisdictions:

              For the Years Ended
                  December 31,
           --------------------------
             2006      2005     2004
           -------   -------   ------
Domestic   $   515   $   634   $1,128
Foreign     18,126    10,894    4,005
           -------   -------   ------
   Total   $18,641   $11,528   $5,133
           =======   =======   ======

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

     The provision for income taxes consists of the following:

                          For the Years Ended
                             December 31,
                       ------------------------
                        2006     2005     2004
                       ------   ------   ------
Current:
   Federal             $   59   $   20   $   25
   Foreign              5,917    3,713    1,809
                       ------   ------   ------
      Total current     5,976    3,733    1,834
                       ------   ------   ------
Deferred:
   Foreign                 78       94       46
                       ------   ------   ------
      Total deferred       78       94       46
                       ------   ------   ------
      Total            $6,054   $3,827   $1,880
                       ======   ======   ======

     The differences between income tax provision computed using the statutory federal income tax rate of 35% and the provision for income taxes reported in the consolidated statements of operations are as follows:

                                                             For the Years Ended
                                                                 December 31,
                                                          -------------------------
                                                            2006     2005     2004
                                                          -------   ------   ------
Expected tax benefit at statutory rate                    $ 6,524   $4,035   $1,797
   Change in valuation allowance due to the generation
      (utilization) of net operating loss carryforwards    (1,104)    (315)     (26)
   Foreign taxes at rates other than the federal
      stautory rate                                          (575)      92       --
   Foreign income taxed in the U.S.                           854       --       --
   Withholding tax on intercompany interest                   398       --       --
   Other, net                                                 (43)      15      109
                                                          -------   ------   ------
      Total                                               $ 6,054   $3,827   $1,880
                                                          =======   ======   ======

     The change in valuation allowance due to generation (utilization) of net operating loss carryforwards includes $(120) for the elimination of the valuation reserve on the Australian net operating loss carryforward at December 31, 2006.

     The deferred income tax balances are comprised of the following:

                                                  As of December 31,
                                                 -------------------
                                                   2006       2005
                                                 --------   --------
Deferred tax assets:
   U.S. net operating loss carryforwards         $  9,004   $ 10,086
   Foreign net operating loss carryforwards         2,355      1,562
   Research and development expense                   501         --
   Restricted stock and long-term compensation        181         46
   Accrued expenses and other                         201        156
                                                 --------   --------
      Total gross deferred tax assets              12,242     11,850
      Less valuation allowance                    (11,402)   (11,733)
                                                 --------   --------
         Net deferred income tax assets          $    840   $    117
                                                 ========   ========
Deferred tax liabilities:
   Intangible assets - Logico acquisition        $    187   $     --
   Intangible assets - Able acquisition               458         --
                                                 --------   --------
      Deferred tax liabilities                   $    645   $     --
                                                 ========   ========

     The net change in the total valuation allowance for the years ended December 31, 2006, 2005 and 2004 was an increase (decrease) of $(331), $(519) and $22, respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

temporary differences become deductible. This valuation allowance will be reviewed on a regular basis and adjustments made as appropriate. In 2006, 2005 and 2004, the Company utilized $1,211, $2,134 and $1,178 of its U.S. net operating loss carryforwards. In 2006, the Company also utilized $872 of foreign net operating loss carryforwards, generated $678 of new foreign net operating loss carryforwards and acquired $3,042 of foreign net operating loss carryforwards in the Logico acquisition. The Company has provided a valuation allowance at December 31, 2006 for all of the gross deferred tax assets except for those associated with its Australian and Belgian operating entities. The Company anticipates realizing these deferred tax assets in the future as the Company had earnings in 2006 in excess of the deferred tax assets in Australia and Belgium and expects to generate adequate taxable income in these jurisdictions in 2007. The Company has not provided deferred U.S. taxes on its unremitted foreign earnings because it considers them to be permanently invested. The deferred tax which would be recorded is estimated to be $933.

NOTE 7 - DEFERRED WARRANTY

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

     Deferred warranty at December 31, 2006, which will be earned in 2007 is $149, and is included in current deferred revenue. The long-term deferred warranty revenue as of December 31, 2006 will be recognized as income as follows:

Year       Amount
----       ------
2008        $168
2009          90
2010          34
2011          10
           -----
   Total    $302
           =====

     The company maintains a reserve for the potential cost of future warranty claims related to its standard warranty. Activity in the claims reserve account was as follows:

Warranty reserve at December 31, 2005     $259
Net provision (reversal) for claims        (86)
Product or cash issued to settle claims    (92)
                                          ----
Warranty reserve at December 31, 2006     $ 81
                                          ====

NOTE 8 - DEBT

     The Company maintains an overdraft agreement with Fortis Banque/Bank of Belgium. Under terms of the agreement, the Company can borrow an amount equal to 80% of its Belgian subsidiary's defined accounts receivable up to a maximum of 3,500 U.S. Dollars or Euros. Borrowings under the overdraft agreement accrue interest at an annual rate of 5.7% and the Company is obligated to pay a quarterly commitment fee of 0.125%. As of December 31, 2006, borrowings under the agreement totaled $2,154. The assets, excluding inventory, of the Belgian subsidiary secure the agreement and while it has no specific termination date, it can be terminated with thirty (30) days notice. The agreement is governed by the General Lending Conditions for Corporate Customers, registered in Brussels, Belgium on December 20, 2001.

     Interest expense related to debt was $232, $120 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 9 - STOCKHOLDERS' EQUITY

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

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

     On September 11, 2003, the Company sold 0.8 shares of Series D 5% Cumulative Convertible Voting Preferred Stock (the "Series D Preferred Stock") and 600 detachable warrants to purchase Common Stock. The Series D Preferred Stock carried a 5% dividend and was convertible into 4,000 shares of Common Stock at a fixed price of $2.00 per share. The implied value of the Series D Preferred Stock was $5,714 calculated based upon the annual dividend rate divided by a required rate of return. The warrants are exercisable, over a five-year period, at $3.47 per share and were valued at $1,455 using the Black-Scholes pricing model. Of the net proceeds from the sale, $5,786 was allocated to the Series D Preferred Stock and $1,474 was allocated to the warrants based upon their relative fair values. In addition, a beneficial conversion value was calculated for the Series D Preferred Stock as the difference between the price of the Company's Common Stock at the transaction date and the conversion price of the Series D Preferred Stock. The amount of the beneficial conversion, $3,720, is analogous to a preferred dividend and was recorded to accumulated deficit. In 2004, 592 shares of the Series D Preferred Stock were converted resulting in the issuance of 2,960 shares of the Company's Common Stock. See Common Stock.

Common Stock

     On July 15, 2003, the Company reached an agreement with Ubizen N.V. ("Ubizen") whereby VASCO purchased and redeemed all 150,000 shares of the Series C Convertible Preferred Stock (the "Series C Preferred Stock") and 1,239,474 Common Stock Purchase Warrants owned by Ubizen. Under the terms of the Purchase Agreement, the Company paid $4,000 to Ubizen and issued 2,000 shares of the Company's Common Stock on July 25, 2003 at a fair value of $4,000. The Common Stock issued by the Company was subject to a lock-up period wherein the lock-up expired in increments of 500 shares each on October 15, 2003, January 15, 2004, April 15, 2004 and July 15, 2004. The shares were subject to volume trading restrictions through January 1, 2005.

Warrants

     Warrant activity for the years ended December 31, 2006, 2005 and 2004 is summarized below:

                                   Number of   Exercise
                                     Shares      Price
                                   ---------   --------
Outstanding at December 31, 2003    600,000      3.47
   Exercised                        (13,500)     3.47
                                    -------
Outstanding at December 31, 2004    586,500      3.47
   Exercised                       (447,250)     3.47
                                    -------
Outstanding at December 31, 2005    139,250      3.47
   Exercised                        (25,500)     3.47
                                    -------
Outstanding at December 31, 2006    113,750      3.47
                                    =======

NOTE 10 - STOCK COMPENSATION PLAN

     The Company's 1997 Stock Compensation Plan, as amended and restated in 1999, ("Compensation Plan") is designed and intended to provide performance incentives to the employees of the Company. The Compensation Plan is administered by the Compensation Committee as appointed by the Board of Directors of the Company ("Compensation Committee").

     The Compensation Plan permits the award of stock compensation in various forms including, but not limited to stock options, restricted stock, and other stock-based awards to employees and non-employee directors, consultants and other key persons of the Company. The Compensation Plan is intended to be a nonqualified plan.

Stock Options

     All options granted to employees have been for a period of from six to ten years, are granted at a price equal to the fair market value of the Common Stock on the date of the grant and have typically vested 25% on the first anniversary of the grant, with an additional 25% vesting on each subsequent anniversary of the grant. Alternative vesting schedules may include either date or event-based vesting.

     All options granted to non-employees have been granted at a price equal to the fair market value of the Common Stock on the date of the grant, and have contained vesting requirements and/or restrictions as determined by the Compensation Committee at the time of grant.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

     As of December 31, 2006, the Compensation Plan was authorized to issue options representing up to 7,309,257 shares of the Company's Common Stock. The authorized shares under the Compensation Plan represent 20% of the issued and outstanding shares of the Company.

     As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") 123(R), Stock-Based Compensation. This statement requires the Company to estimate the fair value of stock options granted to employees, directors and others and to record compensation expense equal to the estimated fair value. The fair value of stock options at the date of grant is estimated using the Black-Scholes option pricing model, with the expected life adjusted to reflect the effect of post-vesting restrictions. This compensation expense is recorded on a straight-line basis over the vesting period of the options. Prior to January 1, 2006, the Company accounted for the stock options using the intrinsic method under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation expense related to the stock options was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The effect of adopting SFAS 123(R) was to reduce income in 2006 by $681.

     All options granted under the plan were issued at market value on the date of grant, with terms of six to ten years and vesting periods ranging from one to five years. The Company issues new shares for option exercises or stock grants. The following table summarizes option activity for the year ended December 31, 2006 and options outstanding at December 31, 2006:

                                                Weighted     Weighted
                                                 Average      Average     Aggregate
                                                Exercise     Remaining    Intrinsic
                                       Shares     Price    Term (Years)     Value
                                       ------   --------   ------------   ---------
Outstanding at January 1, 2006          2,218     $3.27        5.98        $14,773
Exercised                                (229)     2.99        4.62          1,549
Forfeited or expired                      (48)     5.79        5.35            230
                                        -----
Outstanding at December 31, 2006        1,941      3.24        5.07         16,789
                                        =====
At December 31, 2006:
   Fully vested, exercisable options    1,754     $3.07        5.01        $15,475
   Options expected to vest               159      4.65        5.61          1,146
   Expected forfeitures                    28      5.86        5.30            168
                                        -----                              -------
      Total                             1,941      3.24        5.07        $16,789
                                        =====                              =======

     The following table summarizes vesting activity for the year ended December 31, 2006. The unrecognized compensation cost at December 31, 2006 is expected to be recognized over a weighted average period of 1.9 years.

                                                   Weighted      Weighted     Unrecognized
                                                    Average       Average       Compen-
                                                  Grant Date     Remaining       sation
                                         Shares   Fair Value   Term (Years)       Cost
                                         ------   ----------   ------------   ------------
Non-vested shares at January 1, 2006       510       $3.43         6.80          $1,085
Vested                                    (292)       3.07         6.45
Forfeited                                  (31)       2.49         6.18
                                           ---
Non-vested shares at December 31, 2006     187        3.93         5.57             522
                                           ===

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

Restricted Stock

     In addition to stock options, the Company has granted restricted stock awards. Compensation expense is recorded for restricted stock awards based on the market value of the stock at the date of the grant, amortized ratably over the vesting period. This treatment was required by SFAS 123(R) and prior statements.

     In 2006 and 2005, the Company granted restricted stock awards for 119 and 90 common shares, respectively, to employees and directors. Awards to directors vest annually over one year and awards to employees vest annually over a four year period. If the service period requirements are not met, these shares are subject to forfeiture. Compensation cost equal to the market value of the stock on the date granted will be recorded on a straight-line basis over the vesting period. There were 175 restricted shares outstanding at December 31, 2006. The following table summarizes restricted stock activity for the year ended December 31, 2006 and restricted stock outstanding at December 31, 2006:

                                              Weighted
                                               Average     Aggregate
                                              Remaining    Intrinsic
                                   Shares   Term (Years)     Value
                                   ------   ------------   ---------
Outstanding at January 1, 2006       84         3.04         $  833
Shares vested and issued            (22)                        226
Shares awarded                      119                       1,135
Forfeited                            (6)                         65
                                    ---
Outstanding at December 31, 2006    175         2.24          2,075
                                    ===

     As of December 31, 2006. $914 of compensation cost associated with unvested restricted stock awards attributable to future service had not yet been recognized.

Long-term Incentive Compensation Plan

     In 2006, the Company initiated a long-term compensation program under the provisions of the Compensation Plan. The long-term incentive plan provides awards to key employees that can be earned if the Company achieves certain cumulative earnings per share targets over a three year period. The awards amounts are designated as a specific dollar amount, but at the option of the Company, can be paid in either stock or cash. If paid in stock, the Company will determine the price of the stock on the date the awards are earned and issue the corresponding number of freely tradable shares to the employees.

     The Company granted awards totaling $1,330 in 2006. Compensation expense for long-term incentive plan awards is recognized ratably over the period beginning with the effective date of the grant and ending on December 31 of the targeted three-year period. Employees forfeit their awards if they terminate from the Company prior to the end of the three-year target period. The amounts expensed are reported as long-term liabilities on the balance sheet until such awards are payable within the succeeding twelve-month period, at which time the accrued liability will be reflected in current liabilities until paid.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

     The following table summarizes compensation expense recorded under the stock compensation plans and, for periods prior to January 1, 2006, illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                   2006        2005            2004
                                                 -------   ------------   -------------
Compensation expense included in income:
   Stock options                                  $  681   $         --   $          --
   Restricted stock                                  577            135              --
   Long-term compensation plan                       356             --              --
                                                  ------   ------------   -------------
      Total                                        1,614            135              --
   Income tax benefit                                 --             --              --
                                                  ------   ------------   -------------
      Effect on net income                        $1,614   $        135   $          --
                                                  ======   ============   =============
Proforma stock compensation disclosures
   previously required by SFAS 123:
   Net income available to common shares:
      As reported                                          $      7,687   $       3,021
      Compensation expense, net of tax                             (726)         (1,065)
                                                           ------------   -------------
      Proforma                                             $      6,961   $       1,956
                                                           ============   =============
   Basic net income per share:
      As reported                                          $       0.22   $        0.09
      Proforma                                                     0.20            0.06
   Fully diluted net income per share:
      As reported                                          $       0.21   $        0.09
      Proforma                                                     0.19            0.06
                                                  None
Weighted average fair value of options granted   Granted   $       4.27   $        1.59

Assumptions used to value options granted:
   Expected volatility                                --             69%            104%
   Expected term                                      --    6 - 7 years     1-5.6 years
   Risk free interest rate                            --    4.21 - 4.23%   4.08% - 4.27%
   Expected dividends                                 --             --              --
Intrinsic value of options exercised              $1,549   $      4,385   $         249
Fair value of shares vested                          896          2,048           1,709

     In 2002, the Company loaned Belgian employees who received stock options in 1999 and 2000, 142 Euros to pay taxes assessed on those options by the Belgian Government. Even though stock options granted to all employees were granted at prices equal to the fair market value of the Common Stock on the date of the grant, Belgian employees who were recipients of stock options were assessed taxes based on the value determined under Belgian tax legislation dated March 26, 1999. The total amounts advanced in 2002 were based on each recipient's specific tax assessment. Due to the uncertainty of collecting the amounts loaned to the employees, the notes have been fully reserved for as of December 31, 2006 and 2005.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 11 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                  For the Years ended December 31,
                                                                  --------------------------------
                                                                       2006     2005     2004
                                                                      ------   ------   ------
Supplemental disclosure of cash flow information:
   Interest paid                                                          63   $   91   $   17
   Income taxes paid                                                  $3,915   $2,641   $1,294
Supplemental disclosure of non-cash investing activities:
   Common stock issued in connection with acquisition                 $   --   $2,128   $   --
   Accrued capitalized technology                                     $   --   $  150   $  150
Supplemental disclosure of non-cash financing activities:
   Common stock issued to redeem Series D preferred stock
      upon conversion of preferred shares (in shares)                     --    1,040    2,960
   Common stock issued to redeem Series D preferred stock             $   --   $1,504   $4,282
   Dividends accrued on preferred stock                               $   --   $   --   $  (27)
   Common stock issued as dividends to Series D preferred stock
      shareholders (5 and 65 shares in 2005 and 2004)                 $   --   $   27   $  144

NOTE 12 - EMPLOYEE BENEFIT PLAN

     The Company maintains a defined contribution pension plan for its U. S. employees established pursuant to the provisions of Section 401(k) of the Internal Revenue Code, which provides benefits for eligible employees of the Company. In January 2001, the Company amended its benefit plan to allow Company-matching. For the years ended December 31, 2006, 2005 and 2004, the Company contributed $57, $31 and $21, respectively, to this plan.

     The Company also maintains a pension plan for its Belgian employees, in compliance with Belgian law. The plan is a defined contribution plan, but has a minimum return guarantee under Belgian law. Returns guaranteed by the pension plan administrator are essentially equal to the legal requirement. For the years ended December 31, 2006, 2005 and 2004, the Company contributed $206, $160 and $127, respectively, to this plan.

NOTE 13 - GEOGRAPHIC AND CUSTOMER INFORMATION

     The Company records revenue in country that has responsibility for the transaction. Information regarding geographic areas for the years ended December 31, 2006, 2005 and 2004 is as follows:

                       United States    Europe    Other     Total
                       -------------   -------   -------   ------
2006
   Revenue                 $7,397      $47,449   $21,216   $76,062
   Gross profit             6,196       31,566    13,941    51,703
   Long-lived assets          628       19,442       792    20,862

2005
   Revenue                 $3,687      $39,219   $11,673   $54,579
   Gross profit             3,232       25,253     7,443    35,928
   Long-lived assets          755        7,706       901     9,362

2004
   Revenue                 $3,105      $24,245   $ 2,543   $29,893
   Gross profit             2,816       15,891     2,002    20,709
   Long-lived assets          942          913     1,273     3,128

For the years 2006, 2005 and 2004, the Company's top 10 customers contributed 49%, 64% and 60%, respectively, of total worldwide revenues. In 2006, one customer accounted for 10.3% of revenues. In 2005, two customers accounted for 13.5% and 11.3% of revenues. In 2004, three customers accounted for 12.6%, 12.0% and 11.8% of revenues.

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 14 - COMMITMENTS AND CONTINGENCIES

     The Company leases office space and automobiles under operating lease agreements expiring at various times through 2015. Future minimum rental payments required under non-cancelable leases are as follows:

Year         Amount
----         ------
2007         $1,654
2008          1,503
2009          1,223
2010            927
2011            695
Thereafter      338
             ------
   Total     $6,340
             ======

     Rent expense under operating leases aggregated approximately $1,229, $836 and $851 for the years ended December 31, 2006, 2005 and 2004, respectively. Rent expense is recorded on a straight-line basis over the life of the lease agreement.

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

                     VASCO DATA SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 16 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     No material fourth quarter adjustments were recorded in 2006 or 2005. The quarterly results of operations are as follows:

                         First     Second    Third     Fourth
                        Quarter   Quarter   Quarter   Quarter
                        -------   -------   -------   -------
        2006
Net sales               $13,690   $18,512   $18,707   $25,153
Gross profit              9,451    11,862    12,785    17,605
Operating expenses        6,551     7,780     7,809    10,621
Operating income          2,900     4,082     4,976     6,984
Net income                1,170     3,034     3,287     5,096
Net income per share:
   Basic                $  0.03   $  0.08   $  0.09   $  0.14
   Fully diluted           0.03      0.08      0.09      0.13

        2005
Net sales               $11,443   $12,345   $13,272   $17,519
Gross profit              7,220     8,049     8,134    11,035
Operating expenses        5,298     5,764     5,596     6,827
Operating income          1,922     2,285     2,538     4,208
Net income                1,407     1,581     1,751     2,962
Net income per share:
   Basic                $  0.04   $  0.04   $  0.05   $  0.08
   Fully diluted           0.04      0.04      0.05      0.08

Due to rounding in earnings per share, the sum of the quarters may not be equal to the full year.

                                   SCHEDULE II
                     VASCO DATA SECURITY INTERNATIONAL, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                               Bad Debt
                                  Beginning    Expense       Accounts     Ending
                                   Balance    (Recovery)   Written Off   Balance
                                  ---------   ----------   -----------   -------
Allowance for Doubtful Accounts
For Trade Accounts Receivable
Year ended December 31, 2006        $156        $ 522         $  --        $678
Year ended December 31, 2005         160           31           (35)        156
Year ended December 31, 2004         471         (108)         (203)        160

                  See accompanying independent auditors' report

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2007.

                                        VASCO Data Security International, Inc.


                                        /s/ T. Kendall Hunt
                                        ----------------------------------------
                                        T. Kendall Hunt
                                        Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED ON MARCH 15, 2007.

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

             SIGNATURE                               TITLE
             ---------                               -----


/s/ T. Kendall Hunt                  Chief Executive Officer and Chairman
----------------------------------   (Principal Executive Officer)
T. Kendall Hunt


/s/ Jan Valcke                       President and Chief Operating Officer
----------------------------------   (Principal Operating Officer)
Jan Valcke


/s/ Clifford K. Bown                 Chief Financial Officer and Secretary
----------------------------------   (Principal Financial Officer and
Clifford K. Bown                     Principal Accounting Officer)


/s/ Michael P. Cullinane             Director
----------------------------------
Michael P. Cullinane


/s/ Jean K. Holley                   Director
----------------------------------
Jean K. Holley


/s/ John R. Walter                   Director
----------------------------------
John R. Walter


/s/ John N. Fox, Jr.                 Director
----------------------------------
John N. Fox, Jr.