Form 10-Q
period 2007-03-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2007-05-10
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

(630) 932-8844

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act).

☐  Large accelerated filer            ☒  Accelerated filer            ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐  Yes    ☒  No

There were 37,005,512 shares of Common Stock, $.001 par value per share, outstanding at April 30, 2007.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended March 31, 2007

This report may contain trademarks of VASCO Data Security International, Inc. and its subsidiaries, some of which are registered, including VASCO, AccessKey, VACMan Server and VACMan/CryptaPak, AuthentiCard and Digipass.

VASCO Data Security International, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$19,959	$14,768
Accounts receivable, net of allowance for doubtful accounts	23,194	19,617
Inventories, net	5,725	4,275
Prepaid expenses	1,483	1,295
Deferred income taxes	488	375
Foreign sales tax receivable	894	967
Other current assets	96	23

Total current assets	51,839	41,320
Property and equipment:
Furniture and fixtures	2,476	2,273
Office equipment	2,557	2,395

	5,033	4,668
Accumulated depreciation	(3,412)	(3,246)

Property and equipment, net	1,621	1,422
Goodwill, net of accummulated amortization	13,049	12,685
Intangible assets, net of accumulated amortization	2,788	3,013
Other assets, net of accumulated amortization	3,845	4,206

Total assets	$73,142	$62,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowing	$3,137	$2,154
Accounts payable	7,548	7,579
Deferred revenue	2,836	2,081
Accrued wages and payroll taxes	3,166	3,176
Income taxes payable	3,169	1,396
Current deferred income taxes	126	125
Other accrued expenses	3,070	2,751

Total current liabilities	23,052	19,262
Deferred warranty revenues	261	302
Long-term compensation plan	475	356
Long-term deferred taxes	522	520

Total liabilities	24,310	20,440

Stockholders’ equity:
Common stock, $.001 par value - 75,000,000 shares authorized: 36,888,224 shares issued and outstanding at March 31, 2007, 36,546,289 shares issued and outstanding at December 31, 2006	37	37
Additional paid-in capital	62,576	61,251
Accumulated deficit	(15,435)	(20,398)
Accumulated other comprehensive income - Cumulative translation adjustment	1,654	1,316

Total stockholders’ equity	48,832	42,206

Total liabilities and stockholders’ equity	$73,142	$62,646

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

Condensed Consolidated Statements of Operations

(In Thousands, Except per Share Data)

(Unaudited)

	For Three Months Ended March 31,
	2007	2006
Net revenues	$26,405	$13,690
Cost of goods sold	8,875	4,239

Gross profit	17,530	9,451

Operating costs:
Sales and marketing	6,090	3,977
Research and development	1,923	942
General and administrative	2,387	1,534
Amortization of purchased intangible assets	258	98

Total operating costs	10,658	6,551

Operating income	6,872	2,900
Interest income, net	58	60
Impairment of Investment in Secured Services, Inc.	—	(789)
Other income/(expense), net	(37)	(27)

Income before income taxes	6,893	2,144
Provision for income taxes	1,930	974

Net income	$4,963	$1,170

Net income per share:
Basic	$0.14	$0.03
Diluted	$0.13	$0.03
Weighted average common shares outstanding:
Basic	36,564	36,114

Dilutive	38,001	37,712

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

Consolidated Statement of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net income	$4,963	$1,170
Other comprehensive income - Cumulative translation adjustment	338	265

Comprehensive income	$5,301	$1,435

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

Condensed Consolidated Statement of Cash Flow

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$4,963	$1,170
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of SSI Investment	—	789
Depreciation and amortization	719	197
Deferred tax benefit	(7)	(330)
Non-cash compensation	443	282
Changes in assets and liabilities:
Accounts receivable, net	(3,396)	733
Prepaid expenses	(175)	94
Inventories, net	(1,393)	(688)
Foreign sales tax receivable	82	(510)
Other current assets	(73)	(172)
Accounts payable	(103)	(1,019)
Income taxes payable	1,738	1,043
Deferred revenue	727	(689)
Accrued wages and payroll taxes	(43)	(388)
Accrued expenses	300	(100)
Deferred warranty	(41)	(8)

Net cash provided by operations	3,741	404

Cash flows from investing activities:
Additions to property and equipment	(309)	(165)
Additions to goodwill and intangibles	(203)	(26)
Payments received on SSI note receivable	—	30

Net cash used in investing activities	(512)	(161)

Cash flows from financing activities:
Proceeds/(repayment) from bank borrowing	983	(2,397)
Proceeds from exercise of stock options and warrants	1,001	73

Net cash provided by (used in) financing activities	1,984	(2,324)
Effect of exchange rate changes on cash	(22)	187

Net increase/(decrease) in cash	5,191	(1,894)
Cash and equivalents, beginning of year	14,768	16,962

Cash and equivalents, end of year	$19,959	$15,068

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

Notes to Condensed Consolidated Financial Statements

(All amounts are in thousands, except per share data)

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of VASCO Data Security International, Inc. and its subsidiaries (collectively, the “Company” or “VASCO”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. All significant intercompany accounts and transactions have been eliminated. The operating results for the interim periods presented are not necessarily indicative of the results expected for a full year.

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

Multiple-Element Arrangements: The Company allocates revenues to the various elements of the arrangements based on the estimated fair value of each deliverable as required by SOP 97-2 and Emerging Issues Task Force (“EITF”) Issue No. 00-21. The fair value for each element is based on the price charged when that element is sold separately, price lists, renewal rates and other methods. When discounts are given in a multiple-element arrangement, a proportionate amount of the discount is applied to each element based on each element’s fair value without regard to the discount. The estimated fair value of undelivered elements is deferred and recorded as revenue when services are performed or products are delivered.

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

Software Development Costs

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy currently defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. The Company’s policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. In 2006, the company capitalized $2,448 for instructional software (see footnote 6). The Company did not incur any capitalizable software costs during the years ended December 31, 2005 and 2004.

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

Goodwill and Other Intangibles

The Company accounts for goodwill and other indefinite-lived intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. This statement replaced the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also established accounting guidelines for identifiable intangible assets, which included customer lists, proprietary technology and other intangible assets. Intangible assets other than patents with definite lives are amortized over the useful life, generally three to seven years for proprietary technology. Patents are amortized over the life of the patent, generally 20 years in the U.S.

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

Note 2 – Acquisitions

On October 25, 2006, the Company acquired Unified Threat Management (UTM) specialist Able N.V. of Mechelen, Belgium. VASCO acquired all of the stock of Able N.V., in exchange for cash consideration of €5,000 ($6,300).

The purchase price included €1,250 ($1,570) which is subject to a bank guaranty and may be returned to the Company in whole or in part if the seller terminates his employment with the Company before four years from the acquisition date. As required by EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, the Company has recorded this portion of the purchase price as deemed compensation in other assets, to be amortized over the required employment period.

On May 11, 2006, the Company acquired all of the issued and outstanding shares of Logico Smart Card Solutions GmbH and Logico Smartcard Solutions Vertriebs, GmbH. (The combined group will be referred to as “Logico”.) The shares of Logico were acquired for cash payments of €1,236 (equivalent to $1,578). At March 31, 2007, a payment of $200 was recorded as additional goodwill for the completion of certain performance requirements.

The aggregate purchase price was $2,368, consisting of cash payments of $1,778, previously acquired software rights with a net cost of $174 and estimated direct transaction costs of $416.

The following summarized unaudited pro forma financial information for the three months ended March 31, 2006 is based on the actual performance of VASCO and the businesses acquired from Logico and Able and assumes the acquisitions occurred January 1, 2006. These results are not necessarily indicative of the results that would have occurred if the acquisition had actually been completed on January 1, 2006, nor are they necessarily indicative of future consolidated results.

Three Months Ended March 31, 2006
Net revenues	$14,251
Net income	740
Basic net income per share	0.02
Diluted net income per share	0.02

Note 3 – Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents the balance due on credit sales made to customers. The allowance for doubtful accounts is an estimate of losses that may result from customers’ inability to make payment on their outstanding balances. In the first quarter of 2007, the $513 reduction in the allowance was attributable to payments received and the write-off of amounts previously reserved.

	March 31, 2007	December 31, 2006
Accounts receivable	$23,393	$20,329
Allowance for doubtful accounts	(199)	(712)

Accounts receivable, net	$23,194	$19,617

Note 4 – Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) method.

Inventories are comprised of the following:

	March 31, 2007	December 31, 2006
Component parts	$2,007	$2,450
Work-in-process and finished goods	3,718	1,825

Total	$5,725	$4,275

Note 5 – Goodwill and Other Intangibles

The following table summarizes intangible assets and goodwill activity for the three months ended March 31, 2007:

	Capitalized technology	Patents & trademarks	Total Intangible assets	Goodwill
Net balance at December 31, 2006	$2,880	$133	$3,013	$12,685
Additions	—	—	—	203
Impairments	—	—	—	—
Net translation gain	33	—	33	161
Amortization expense	(256)	(2)	(258)	—

Net balance at March 31, 2007	$2,657	$131	$2,788	$13,049

The addition to goodwill primarily reflects the recording of a contingent payment which was earned under the terms of the Logico acquisition.

Note 6 – Other Assets - Long Term

Other assets is comprised mostly of two components: instructional video software and deemed compensation. The cost of the software was capitalized in accordance with SFAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. This cost will be amortized on a straight line basis over a three year life, or pro rata based on actual sales as a percentage of expected sales, whichever is larger. Deemed compensation represents the long-term portion of the Able acquisition price which is contingent upon the seller’s continued employment with the Company for a four year period. The amounts to be amortized over the next twelve months were $417 at March 31, 2007 and $412 at December 31, 2006 and have been included in prepaid expense. Amortization expense for the instructional software and deemed compensation is included in selling expense.

The following table summarizes other long-term assets for the three months ended March 31, 2007:

	Instructional software	Deemed compensation	Deferred tax asset	Other assets	Total other assets
Net balance at December 31, 2006	$2,380	$1,168	$465	$193	$4,206
Additions/(reductions)	—	—	(99)	10	(89)
Net translation gain	23	10	—	—	33
Amortization expense	(203)	(102)	—	—	(305)

Net balance at March 31, 2007	$2,200	$1,076	$366	$203	$3,845

Note 7 – Bank Borrowings

The Company maintains an overdraft agreement with Fortis Banque / Bank of Belgium. Under terms of the agreement, the Company can borrow an amount equal to 80% of its Belgian subsidiary’s defined accounts receivable up to a maximum of 3,500 U.S. Dollars or Euros. Borrowings in Euros accrue interest at an annual rate of 5.7% and borrowings in U.S. Dollars accrue interest at an annual rate equal to the average monthly prime rate as published daily by Reuters. The Company is obligated to pay a quarterly commitment fee of 0.125%. As of March 31, 2007, borrowings under the agreement totaled $3,137. The assets, excluding inventory, of the Belgian subsidiary secure the Company’s obligations under the agreement and, while it has no specific termination date, the agreement can be terminated by either party with thirty (30) days notice. The agreement is governed by the General Lending Conditions for Corporate Customers, registered in Brussels, Belgium on December 20, 2001.

Note 8 – Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. The Company adopted Interpretation 48 effective January 1, 2007. The interpretation sets a “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions; it establishes measurement criteria for tax benefits and it establishes certain new disclosure requirements.

The Company’s primary tax jurisdictions and the last year for which tax returns have been cleared, either by audit or by statutory lapse, are as follows:

Tax Jurisdiction	Subsidiary	Year
Belgium	VDS NV	2004
Belgium	VDS Europe NV	2005
United States	VDS Inc.	2004
Singapore	VDS Asia Pacific	2004
Netherlands	VDS BV	2001
Australia	VDS Pty. Ltd.	2003

The Company had no unrecognized tax benefits and no accrued interest or penalties at January 1, 2007 or at March 31, 2007. The Company’s policy is to record interest and penalties on income taxes as income tax expense.

The Company had net operating loss carryforwards at December 31, 2006 approximating $23,086 in the United States and foreign net operating loss carryforwards approximating $4,787, excluding net operating losses attributable to Logico of $3,042. These tax benefits have been recognized, but are offset by valuation reserves. Such losses, other than those attributable to Logico, are available to offset future taxable income in the respective jurisdictions and expire in varying amounts beginning in 2018 and continuing through 2023. Utilization of Logico net operating losses would not reduce income tax expense, but would reduce deferred tax assets or goodwill created in the acquisition. In addition, if certain substantial changes in the Company’s ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized.

Note 9 – Stock Compensation Plan

The Company awarded 90 shares of restricted stock in the first quarter under its Stock Compensation Plan. The market value of the restricted shares was $1,340 at the date of grant and will be amortized over the vesting periods, which range from one to four years.

The following table details the non-cash compensation expense incurred in the three months ended March 31, 2007 and 2006:

	March 31, 2007	March 31, 2006
Stock options	$94	$157
Restricted stock	231	125
Long-term incentive plan	119	—

Total non-cash compensation	$443	$282

Note 10 – Common Stock and Earnings per Share

The following table summarizes the activity of the Company’s common stock for the three months ended March 31, 2007:

	Common Stock Issued
	Number of Shares	Value of Shares
Exercise of options	262	$880
Exercise of warrants	35	121
Restricted stock awards	90	1,340

Basic earnings per share are based on the weighted average number of shares outstanding and exclude the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three month periods ended March 31, 2007 and 2006 follow:

	Three Months Ended March 31,
	2007	2006
Net income	$4,963	$1,170

Weighted average common shares outstanding Basic	36,564	36,114
Incremental shares with dilutive effect:
Stock options	1,308	1,356
Restricted stock awards	67	153
Warrants	62	89

Dilutive	38,001	37,712

Net income per share
Basic	$0.14	$0.03
Dilutive	$0.13	$0.03

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “VASCO,” “Company,” “company,” “we,” “our,” and “us” refer to VASCO Data Security International, Inc. and its subsidiaries.

General

The following discussion is based upon our consolidated results of operations for the three months ended March 31, 2007 and 2006 (percentages in the discussion may be rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-Q and our most recent Annual Report filed on Form 10-K filed with the Securities and Exchange Commission.

We design, develop, market and support open standards-based hardware and software security systems that manage and secure access to information assets. We design, develop, market and support patented “Strong User Authentication” products for e-business and e-commerce. Our products enable secure financial transactions to be made over private enterprise networks and public networks, such as the Internet. Our Strong User Authentication is delivered via our hardware and software Digipass security products, (collectively “Digipasses”) most of which incorporate an electronic signature capability, which guarantees the integrity of electronic transactions and data transmissions. Some of our Digipasses are compliant with the Europay MasterCard Visa (EMV) standard and are compatible with MasterCard’s and VISA’s Chip Authentication Program (CAP). Some of our Digipass units are Initiative for Open Authentication (OATH) compliant. As evidenced by our current customer base, our products are purchased by companies and, depending on the business application, are distributed to either their employees or their customers. Those customers may be other businesses or, as an example in the case of Internet banking, the banks’ corporate and retail customers.

Our target market is any business process that uses some form of electronic interface where the owner of the process is at risk if unauthorized users can gain access to the process and either obtain proprietary information or execute unauthorized transactions. Our products can increase the security associated with accessing the business process, thereby reducing the losses from unauthorized access, and also, in many cases, can reduce the cost of the process itself by automating activities that were previously performed manually.

Comparison of Results for the Three Months Ended March 31, 2007 and 2006

Industry Growth: As noted above, our industry is the portion of the Internet Security market that requires strong user authentication. We believe that, while there are no accurate measurements of the total industry’s size, the industry growth rate is increasing and will continue to grow at a significant rate into the foreseeable future. Growth is being driven by new government regulations, growing awareness of the impact of identity theft, and the growth in commerce that is transacted electronically. The issues driving the growth are global issues and the rate of adoption in each country is a function of that country’s culture, the competitive position of businesses operating in those countries, the country’s overall economic conditions and the degree to which businesses and consumers within the country use technology.

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

Currency Fluctuations. In the first quarter of 2007 and 2006, approximately 91% and 94%, respectively, of our revenue was generated outside the United States. In addition, approximately 72% and 73% of our operating expenses in the first quarter of 2007 and 2006, respectively, were incurred outside of the United States.

Changes in foreign currency exchange rates, especially the Euro to U.S. Dollar exchange rate, can have a significant impact on our revenues and expenses. To minimize the net impact of foreign currency exchange rate fluctuations, we attempt to denominate our billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency. In addition, the majority of our supply contracts are denominated in U.S. Dollars.

The U.S. Dollar weakened approximately 9% against the Euro for the quarter ended March 31, 2007 as compared to the same period in 2006. The U.S. Dollar also weakened approximately 6% against the Australian Dollar for the quarter ended March 31, 2007 as compared to the same period in 2006. We estimate that the weakening of the U.S. Dollar versus the two currencies in 2007 compared to 2006 resulted in an increase in revenues of approximately $996 for the quarter ended March 31, 2007 and an increase in operating expenses of approximately $690 for the quarter ended March 31, 2007.

The financial position and results of operations of our foreign subsidiaries are generally measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders’ equity. Revenues and expenses are translated at average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. Foreign exchange transaction losses aggregating $84 in the first quarter of 2007 compare to losses for the first quarter of 2006 of $44. Transaction gains and losses are included in other non-operating income (expense). We try to manage the risk of exposure to transaction gains and losses by keeping our net U.S. Dollar asset position in Europe as close to zero as possible. To accomplish that objective, our Belgian subsidiary borrows U.S. Dollars in an amount that is generally equal to its net U.S. Dollar asset position. The U.S. Dollars borrowed are converted to Euros and invested in short-term instruments. We plan to monitor the results of this program and, while we expect to continue the program for the near term, we may discontinue the program if it is deemed to be no longer necessary, ineffective or too costly.

Revenue

Revenue by Geographic Regions: We sell the majority of our products in European countries, with significant sales in the United States, Asia and other countries, primarily Australia and in Latin America. The breakdown of revenue for the three months ended March 31, 2007 and 2006 in each of our major geographic areas was as follows:

	Europe, Middle East & Africa	United States	Asia	Other Countries	Total
Quarter Ended March 31:
Revenue
2007	$16,201	$2,462	$4,163	$3,579	$26,405
2006	9,497	848	1,227	2,118	13,690
Percent of total
2007	61%	9%	16%	14%	100%
2006	70%	6%	9%	15%	100%

Total revenue in the first quarter of 2007 increased $12,715 or 93% over the first quarter of 2006. The increase was primarily attributable to an increase in the volume of products shipped and higher revenue resulting from the weakening of the U.S. Dollar as compared to the Euro, as previously noted. The comparison is also impacted by the fact that approximately $2,000 of revenue that would normally have been realized in the first quarter of 2006 was realized in the fourth quarter of 2005. This revenue was related to orders that had been scheduled to ship in the first quarter of 2006, but were accelerated into the fourth quarter of 2005 at the customers’ request.

All of our geographic regions reported increases in volume of products shipped, which resulted in revenue increases of 71% in EMEA, 190% in the United States, 239% in Asia and 69% in other countries.

Revenue by Target Market: Revenues are generated currently from two primary markets, banking/finance (“Banking”) and Enterprise Security through the use of both direct and indirect sales channels. The breakdown of revenue between our two primary markets is as follows:

	Banking	Enterprise Security	Total
Quarter Ended March 31:
Revenue
2007	$22,442	$3,963	$26,405
2006	11,192	2,498	13,690
Percent of total
2007	85%	15%	100%
2006	82%	18%	100%

Revenue in the first quarter of 2007 from the Banking market increased $11,250 or 101% over the first quarter of 2006 and revenue from Enterprise Security market increased $1,465 or 59% in the same period. The increase in total revenues is attributable, in part, to the development of our indirect sales channel, which includes distributors, resellers, and solution partners. The indirect sales channel supplements our direct sales force in the Banking market and is the primary source of revenues in the Enterprise Security market.

Growth in revenues in the Banking market reflects both the growth in the volume of banking done over the Internet and a growing awareness throughout the world with regard to the need for strong user authentication when conducting business over the Internet. The comparison of revenues in the Banking market is affected by the acceleration of revenues from the first quarter of 2006 into the fourth quarter of 2005 as described above.

Growth in revenues in the Enterprise Security market reflects the fact that we continue to broaden the product line we offer through our indirect sales channel. We acquired Logico Smart Card Solutions (“Logico”) in the second quarter of 2006 and Able N.V. (“Able”) in the fourth quarter of 2006. As a result of those acquisitions, Logico’s and Able’s existing products were introduced into our indirect sales channel and the engineers from those organizations were also able to strengthen our existing product lines by integrating their technologies into those product lines.

Revenue for Enterprise Security currently includes revenues generated through our original equipment manufacturer (OEM) agreements and in the e-commerce market. We expect that the e-commerce market will become an important source of future revenue for the Company as our products will not only provide a higher level of security for purchases made over the Internet; they can also help protect our customers’ revenue stream by making it more difficult for subscribers to our customers’ Internet services to share passwords.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenues for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Revenues	100.0%	100.0%
Cost of goods sold	33.6	31.0

Gross profit	66.4	69.0
Operating costs:
Sales and marketing	23.1	29.0
Research and development	7.3	6.9
General and administrative	9.0	11.2
Amortization of intangible assets	1.0	0.7

Total operating costs	40.4	47.8

Operating income	26.0	21.2
Impairment of investment in Secured Services, Inc.	—	(5.8)
Interest income, net	0.2	0.4
Other income (expense), net	(0.1)	(0.1)

Income before income taxes	26.1	15.7
Provision for income taxes	7.3	7.1

Net income	18.8	8.6

Gross Profit

Consolidated gross profit for the quarter ended March 31, 2007 was $17,530, an increase of $8,079, or 85%, from $9,451 for the quarter ended March 31, 2006. Gross profit as a percentage of revenue was 66% in the first quarter of 2007, as compared to 69% in the first quarter of 2006. The decrease in the gross profit as a percentage of revenue reflects a change in mix of our revenues, with a higher percentage of the revenues coming from the Banking market than from the Enterprise Security market, and a decline in the gross profits of our lower-priced card reader business. As noted above, revenue from our Enterprise Security market, which generally has gross profits that are 25 to 30 percentage points higher than the Banking market, was 15% of our total revenue in the first quarter of 2007 compared to 18% of our total revenue in the first quarter of 2006.

The decline in gross profits from the factors noted above was partially offset by an increase in the percentage of revenue from the sale of non-hardware products and services, which include products such as our software Digipasses, host system software, maintenance, and work done to customize product for our customers. Revenues from non-hardware products and services increased from 10% of revenue in the first quarter of 2006 to 12% of revenue in the first quarter of 2007. Gross profits as a percentage of revenues from non-hardware products and services are generally higher than those from the Enterprise Security market.

As previously noted, our purchases of inventory are denominated in U.S. Dollars. Also, as previously noted, we denominate a portion of our sales in Euros in order to offset the effects of foreign currency exchange rate fluctuations on operating expenses. As the U.S. Dollar weakened against the Euro and Australian Dollar, when compared to the first quarter of 2006, revenues from sales made in Euros and Australian Dollars increased, as measured in U.S. Dollars, without the corresponding increase in cost of goods sold. The benefit from changes in currency rates as noted above was approximately $996 for the three months ended March 31, 2007. The benefit represents an increase in the gross profit rate of approximately 1.3 percentage points for the three months ended March 31, 2007.

Operating Expenses

Our operating expenses are generally based on anticipated revenue levels and the majority of such expenses are fixed. As a result, small variations in the amount of revenue recognized in any given quarter could cause significant variations in the quarter-to-quarter comparisons of either the absolute amounts of operating income or operating income as a percentage of revenue.

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended March 31, 2007 were $6,090, an increase of $2,113, or 53%, from the first quarter of 2006. This increase was primarily due to increased direct headcount, increased marketing program expense, higher depreciation costs, primarily related to the cost of training films developed in 2006, and the weakening of the U.S. Dollar compared to the Euro and Australian Dollar. The average full-time sales and marketing employee headcount was 103 in the first quarter of 2007 compared to 80 in the first quarter of 2006, an increase of 29%.

Research and Development Expenses

Consolidated research and development costs for the quarter ended March 31, 2007 were $1,923, an increase of $981, or 104%, from the first quarter of 2006. This increase was primarily attributable to increased compensation expenses resulting from the acquisitions of Logico and Able in the second and fourth quarters of 2006, respectively, and the weakening of the U.S. Dollar compared to the Euro and Australian Dollar. Average full-time research and development employee headcount in the first quarter of 2007 was 66 compared to 32 in the first quarter of 2006, an increase of 106%.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended March 31, 2007 were $2,387, an increase of $853, or 56%, from the first quarter of 2006. This increase was primarily due to increased professional fees, in large part related to the set up of the headquarters operation in Switzerland, increased compensation expense, increased recruiting costs and the weakening of the U.S. Dollar compared to Euro and Australian Dollar. The increase in expense was partially offset by the collection of aged receivable balances that had been previously reserved. Average full-time general and administrative employee headcount in the first quarter of 2007 was 24 compared to 18 in the first quarter of 2006, an increase of 33%.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets for the first quarter of 2007 increased $160 from the first quarter of 2006. The increase was primarily related to the amortization of intangible assets resulting from the acquisition of Logico and Able in 2006.

Impairment of Investment in SSI

In the first quarter of 2006, we determined that our investment in Secured Services, Inc. had been impaired. The charge taken in the first quarter of 2006 represented the full amount of the remaining investment we had in SSI as of that date.

Interest Income (Expense), net

Consolidated net interest income for the quarter ended March 31, 2007 was $58 and compares to $60 for the quarter ended March 31, 2006. The average net cash balances were comparable in the first quarter of each year with the first quarter of 2007 being approximately $14,700 compared to $14,200 in the first quarter of 2006.

Other Income (Expense), Net

Other income primarily includes subsidies from foreign governments for investment in their respective countries and exchange gains (losses) on transactions that are denominated in currencies other than the subsidiaries’ functional currency. Other expense for the first quarter of 2007 was $37 and compares to expense of $27 for the first quarter of 2006. As noted previously, exchange losses were $84 in the first quarter of 2007 compared to $44 in the first quarter of 2006.

Income Taxes

Income tax expense for the first quarter of 2007 was $1,930, an increase of $956 from the first quarter of 2006. The increase in tax expense is attributable to higher pre-tax income partially offset by a decrease in the effective tax rate. The effective tax rate was 28% for the first quarter of 2007 and compares to 33% for the first quarter of 2006, excluding one-time items. The tax rate reported in the first quarter of 2006 was 45% as it did not reflect a benefit for the impairment charge related to SSI, which was considered to be a one-time item for tax purposes.

The effective tax rate for both periods reflects our estimate of our full-year tax rate at the end of each respective period, excluding one-time items which are tax-effected in the period in which they occur. The rate reported in 2007 is lower than the rate reported in 2006 as our estimate of the full-year tax rate in 2007 reflects increased earnings in the United States, which will be offset by the use of tax loss carry forwards. Benefits related to the U.S. tax loss carryforwards have been fully reserved in prior periods.

At December 31, 2006, we had net operating loss carryforwards in the United States approximating $23,086 and foreign net operating loss carryforwards approximating $4,787, excluding net operating losses attributable to Logico of $3,042. Such losses, other than those attributable to Logico are available to offset future taxable income in the respective jurisdictions and expire in varying amounts beginning in 2018 and continuing through 2023. Utilization of Logico net operating losses would not reduce income tax expense, but would reduce deferred tax assets or goodwill created in the acquisition. In addition, if certain substantial changes in the Company’s ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized.

Liquidity and Capital Resources

Our net cash balance (total cash less loans payable to banks) was $16,822 at March 31, 2007, which is an increase of approximately $4,208 or 33% from $12,614 at December 31, 2006. As of March 31, 2007, we had working capital of $28,787, an increase of $6,729, or 31%, from the $22,058 reported at December 31, 2006. The increase in net cash and working capital was primarily related to positive earnings before interest, taxes, depreciation and amortization (EBITDA) and proceeds from borrowings and stock option exercises, partially offset by increases in accounts receivable and inventory

Days sales outstanding (DSO) in net accounts receivable increased from 72 days at December 31, 2006 to 81 days at March 31, 2007. The increase in days sales outstanding in accounts receivable was primarily related to the timing of when sales were made in the quarter. We do not believe that the increase in DSO will result in higher write-offs of uncollectible accounts in future quarters.

EBITDA from continuing operations for the three months ended March 31, 2007 and 2006, were $7,554 and $2,281, respectively, an increase of $5,273 or 231%. A reconciliation of EBITDA to net income for the three months ended March 31, 2007 and 2006 follows:

	Three Months Ended March 31,
	2007	2006
EBITDA	$7,554	$2,281
Interest income, net	58	60
Provision for income taxes	(1,930)	(974)
Depreciation and amortization	(719)	(197)

Net income	$4,963	$1,170

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

EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States. While we believe that EBITDA, as defined above, is useful within the context described above, it is in fact incomplete and not a measure that should be used to evaluate our full performance or our prospects. Such evaluation needs to consider all of the complexities associated with our business including, but not limited to, how past actions are affecting current results and how they may affect future results, how we have chosen to finance the business and how regulations and the other aforementioned items affect the final amounts that are or will be available to shareholders as a return on their investment. Net income determined in accordance with U.S. GAAP is the most complete measure available today to evaluate all elements of our performance. Similarly, our Consolidated Statement of Cash Flows provides the full accounting for how we have decided to use resources provided to us from our customers, lenders and shareholders.

At March 31, 2007, we had an overdraft agreement in place with Fortis Bank, secured by our trade accounts receivable, wherein we could borrow up to 3,500 Euros or U.S. Dollars. We borrow against this line of credit as part of our hedging program as noted previously. Based on receivable balances as of March 31, 2007 and the amount of borrowings outstanding under the line to support our hedging program, $363 of the overdraft agreement was available for borrowing at March 31, 2007.

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

For additional information related to risks, refer to Certain Factors noted in Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Recently Issued Accounting Pronouncements

There were no recently issued accounting pronouncements that are deemed likely to have an significant impact on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three-month period ended March 31, 2007. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4.	Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q and in other reports required to be filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission for such filings. As required by Rule 13a-15(b) under the Exchange Act, our management, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2007. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the other members of our management, have determined that as of March 31, 2007, the disclosure controls and procedures were and are effective as designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act relating to us and our consolidated subsidiaries would be accumulated and communicated to them, as appropriate, to allow timely disclosures regarding required disclosures.

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2007.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2007.

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2007.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2007.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown
Clifford K. Bown
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2007.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2007.

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2007.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2007.