Form 10-Q
period 2007-06-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2007-08-09
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            ☒Yes            ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer” in Rule 12b-2 of the Exchange Act).

☐ Large accelerated filer                    ☒ Accelerated filer                                 ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                      ☐ Yes            ☒ No

There were 37,148,042 shares of Common Stock, $.001 par value per share, outstanding at July 31, 2007.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended June 30, 2007

This report may contain trademarks of VASCO Data Security International, Inc.and its subsidiaries, some of which are registered, including VASCO, AccessKey, VACMan Server and VACMan/CryptaPak, AuthentiCard and Digipass.

VASCO Data Security International, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2007	December 31, 2006
ASSETS	(unaudited )
Current assets:
Cash and equivalents	$29,294	$14,768
Accounts receivable, net of allowance for doubtful accounts	23,818	19,617
Inventories, net	6,896	4,275
Prepaid expenses	1,066	1,295
Foreign sales tax receivable	1,190	967
Deferred income taxes	403	375
Other current assets	247	23

Total current assets	62,914	41,320

Property and equipment:
Furniture and fixtures	2,591	2,273
Office equipment	2,766	2,395

Total property	5,357	4,668
Accumulated depreciation	(3,584)	(3,246)

Property and equipment, net	1,773	1,422

Goodwill, net of accummulated amortization	13,186	12,685
Intangible assets, net of accumulated amortization	2,621	3,013
Other assets, net of accumulated amortization	3,467	4,206

Total assets	$83,961	$62,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowing	$3,265	$2,154
Accounts payable	8,323	7,579
Accrued wages and payroll taxes	3,552	3,176
Income taxes payable	3,425	1,396
Deferred revenue	2,777	2,081
Current deferred income taxes	122	125
Other accrued expenses	3,626	2,751

Total current liabilities	25,090	19,262

Deferred warranty revenues	291	302
Long-term compensation plan	637	356
Long-term deferred taxes	500	520

Total liabilities	26,518	20,440

Stockholders’ equity :
Common stock, $.001 par value - 75,000,000 shares authorized:
37,105,108 shares issued and outstanding at June 30, 2007, 36,546,289 shares issued and outstanding at December 31, 2006	37	37
Additional paid-in capital	63,596	61,251
Accumulated deficit	(8,579)	(20,398)
Accumulated other comprehensive income - Cumulative translation adjustment	2,389	1,316

Total stockholders’ equity	57,443	42,206

Total liabilities and stockholders’ equity	$83,961	$62,646

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net revenue	$32,442	$18,512	$58,847	$32,202

Cost of goods sold	11,755	6,650	20,630	10,889

Gross profit	20,687	11,862	38,217	21,313

Operating costs:
Sales and marketing	6,659	4,466	12,749	8,443
Research and development	2,076	1,236	3,999	2,178
General and administrative	2,249	2,006	4,636	3,540
Amortization of purchased intangible assets	253	72	511	170

Total operating costs	11,237	7,780	21,895	14,331

Operating income	9,450	4,082	16,322	6,982

Impairment of Secured Services, Inc. (SSI) investment	-	189	-	(600)
Interest income	80	14	138	74
Other income (expense)	(8)	135	(45)	108

Income before income taxes	9,522	4,420	16,415	6,564
Provision for income taxes	2,666	1,386	4,596	2,360

Net income	$6,856	$3,034	$11,819	$4,204

Basic net income per share	$0.19	$0.08	$0.32	$0.12
Diluted net income per share	$0.18	$0.08	$0.31	$0.11

Weighted average shares outstanding:
Basic	36,879	36,210	36,722	36,158

Diluted	38,228	37,690	38,115	37,697

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net income	$6,856	$3,034	$11,819	$4,204

Other comprehensive income - Cumulative translation adjustment	735	588	1,073	853

Comprehensive income	$7,591	$3,622	$12,892	$5,057

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

Condensed Consolidated Statements of Cash Flow

(In thousands)

(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$11,819	$4,204
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of SSI investment	-	600
Depreciation and amortization	1,484	382
Deferred tax benefit	116	(110)
Non-cash compensation	905	711
Changes in assets and liabilities:
Accounts receivable, net	(3,819)	(3,628)
Inventories, net	(2,483)	(1,023)
Prepaid expenses	251	246
Foreign sales tax receivable	(198)	(115)
Other assets	(194)	157
Accounts payable	574	(1,209)
Income taxes payable	1,929	1,217
Deferred revenue	658	(261)
Accrued wages and payroll taxes	303	(901)
Accrued expenses	824	(110)
Deferred warranty	(11)	42

Net cash provided by operations	12,158	202

Cash flows from investing activities:
Business acquisitions	-	(1,818)
Additions to property and equipment	(562)	(242)
Additions to goodwill and intangibles	(244)	(50)
Payments received on SSI note receivable	-	220

Net cash used in investing activities	(806)	(1,890)

Cash flows from financing activities:
Proceeds/(repayment) from bank borrowing	1,111	(85)
Proceeds from exercise of stock options and warrants	1,722	190

Net cash provided by financing activities	2,833	105

Effect of exchange rates on cash	341	487

Net increase in cash	14,526	(1,096)
Cash and equivalents, beginning of year	14,768	16,962

Cash and equivalents, end of period	$29,294	$15,866

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

Notes to Condensed Consolidated Financial Statements

(All amounts are in thousands, except per share data)

(Unaudited)

Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “VASCO,” “company,” “we,” “our,” and “us,” refer to VASCO Data Security International, Inc. and its subsidiaries.

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of VASCO Data Security International, Inc. and its subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the U. S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our actual results could differ from those estimates.

Revenue Recognition

The company recognizes revenue in accordance with AICPA Statement of Position (SOP) 97-2 and SEC Staff Accounting Bulletin 104. We recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the revenue is probable.

Hardware Revenue and License Fees: We record revenue from the sale of computer security hardware or software licenses upon shipment or delivery or, if an acceptance period is allowed, at the time of customer acceptance. No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of return at the time we recognize revenue.

Support Agreements: Support agreements generally call for us to provide technical support and software updates to our customers. Revenue on technical support and software update rights is deferred and recognized ratably over the term of the support agreement.

Consulting and Education Services: We provide consulting and education services to our customers. We recognize revenue from such services during the period in which the services are performed.

Multiple-Element Arrangements: We allocate revenue to the various elements of multiple-element sales arrangements based on the estimated fair value of each deliverable as required by SOP 97-2 and Emerging Issues Task Force (EITF) Issue No. 00-21. The fair value for each element is based on the price charged when that element is sold separately, price lists, renewal rates and other methods. When a multiple-element arrangement includes discounts, a proportionate amount of the discount is applied to each element based on the element’s fair value without regard to the discount. The estimated fair value of undelivered elements is deferred and recorded as revenue when services are performed or products are delivered.

We recognize revenue from sales to distributors and resellers on the same basis as sales made directly to customers. We recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the revenue is probable.

For large-volume transactions, we may negotiate a specific price that is based on the number of users of the software license or quantities of hardware supplied. The per unit prices for our large-volume transactions are generally lower than transactions for smaller quantities and the price differences are commonly referred to as volume-purchase discounts.

Software Development Costs

VASCO capitalizes software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years.

Income Taxes

We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect of a change in tax rates on deferred tax assets and liabilities and in income in the period that includes the enactment date.

VASCO monitors its potential income tax exposure items as required by Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.

We have significant net operating loss carryforwards in the U. S. and other countries which are available to reduce our potential liability on future taxable income. We have established a valuation reserve to offset most of these future benefits because we have not determined that their realization is more likely than not.

Goodwill and Other Intangibles

VASCO accounts for goodwill and other indefinite-lived intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. This statement replaced the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also established accounting guidelines for identifiable intangible assets, which include customer lists, proprietary technology and other intangible assets. Intangible assets other than patents with definite lives are amortized over the useful life of the asset, generally three to seven years for proprietary technology. Patents are amortized over the life of the patent, generally 20 years in the U.S.

We assess the impairment of goodwill and intangible assets with indefinite lives each year-end or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our last review during December 2006. Factors considered important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends.

When we determine that the carrying value of intangibles and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows.

Note 2 - Acquisitions

On October 25, 2006, VASCO acquired Unified Threat Management specialist Able N.V. of Mechelen, Belgium (Able). VASCO acquired all of the stock of Able, in exchange for cash consideration of €5,000 (equivalent to $6,300 at the historical exchange rate).

The purchase price included €1,250 (equivalent to $1,570 at the historical exchange rate) which is subject to a bank guaranty and may be returned to us in whole or in part if the seller terminates his employment with us before the fourth anniversary of the acquisition date. As required by EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, we recorded this portion of the purchase price as deemed compensation in other assets, to be amortized over the required employment period.

On May 11, 2006, VASCO acquired all of the issued and outstanding shares of Logico Smart Card Solutions GmbH and Logico Smartcard Solutions Vertriebs, GmbH (collectively, “Logico”) for an aggregate purchase price of $2,368. This includes a cash payment of €1,236 (equivalent to $1,578 at the historical exchange rate) made at the time of purchase, previously acquired software rights with a net cost of $174 and estimated direct transaction costs of $416. In the first quarter this year, a payment of $200 was recorded as additional goodwill for the completion of certain performance requirements.

The following summarized unaudited pro forma financial information for the three and six months ended June 30, 2006 is based on the actual performance of VASCO and the businesses acquired from Logico and Able and assumes the acquisitions occurred January 1, 2006. These results are not necessarily indicative of the results that would have occurred if the acquisition had actually been completed on January 1, 2006, nor are they necessarily indicative of future consolidated results.

	Three months ended June 30, 2006	Six months ended June 30, 2006
Net revenue	$19,078	$33,329
Net income	2,669	3,409
Basic net income per share	0.07	0.09
Diluted net income per share	0.07	0.09

Note 3 – Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents the balance due on credit sales made to customers. The allowance for doubtful accounts is an estimate of losses that may result from customers’ inability to make payment on their outstanding balances. In the first two quarters of 2007, the $539 reduction in the allowance was attributable to payments received and the write-off of amounts previously reserved.

	June 30, 2007	December 31, 2006
Accounts receivable	$23,991	$20,329
Allowance for doubtful accounts	(173)	(712)

Accounts receivable, net	$23,818	$19,617

Note 4 - Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) method.

Inventories are comprised of the following:

	June 30, 2007	December 31, 2006
Component parts	$3,101	$2,450
Work-in-process and finished goods	3,795	1,825

Total	$6,896	$4,275

Note 5 – Goodwill and Other Intangibles

The following table summarizes intangible assets and goodwill activity for the three months ended June 30, 2007:

	Capitalized technology	Patents & trademarks	Total Intangible assets	Goodwill
Net balance at December 31, 2006	$2,880	$133	$3,013	$12,685

Additions	-	41	41	203
Net translation gain	77	-	77	298
Amortization expense	(506)	(4)	(510)	0

Net balance at June 30, 2007	$2,451	$170	$2,621	$13,186

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

Deemed compensation represents the long-term portion of the Able acquisition price which is contingent upon the seller’s continued employment with the company for a four year period. The amounts to be amortized over the next twelve months were $421 at June 30, 2007 and $412 at December 31, 2006 and have been included in prepaid expense.

Amortization expense for the instructional software and deemed compensation is included in selling expense. The following table summarizes other long-term assets for the six months ended June 30, 2007:

	Instructional software	Deemed compen- sation	Deferred tax asset	Other assets	Total other assets
Net balance at December 31, 2006	$2,380	$1,168	$465	$193	$4,206

Additions/(reductions)	63	-	(156)	(93)	(186)
Net translation gain	44	22	-	2	68
Amortization expense	(413)	(208)	-	-	(621)

Net balance at June 30, 2007	$2,074	$982	$309	$102	$3,467

Note 7 – Bank Borrowings

VASCO maintains an overdraft agreement with Fortis Banque. Under terms of the agreement, we can borrow an amount equal to 80% of our Belgian subsidiary’s eligible accounts receivable up to a maximum of 3,500 U.S. Dollars or Euros. Borrowings in Euros accrue interest at an annual rate of 5.7% and borrowings in U.S. Dollars accrue interest at an annual rate equal to the average monthly prime rate as published daily by Reuters. We are obligated to pay a quarterly commitment fee of 0.125%. As of June 30, 2007, borrowings under the agreement totaled $3,265. The assets, excluding inventory, of our Belgian subsidiary secure our obligations under the agreement and, while it has no specific termination date, the agreement can be terminated by either party upon thirty (30) days notice. The agreement is governed by the General Lending Conditions for Corporate Customers, registered in Brussels, Belgium on December 20, 2001.

Note 8 – Income Taxes

In July 2006, the FASB issued Interpretation No. 48. The company adopted Interpretation 48 effective January 1, 2007. The interpretation set a “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions; it established measurement criteria for tax benefits and it established certain new disclosure requirements.

The company’s primary tax jurisdictions and the last year for which tax returns have been cleared, either by audit or by statutory lapse, are presented in the table below. VASCO Data Security is abbreviated as “VDS.”:

Tax Jurisdiction	Subsidiary	Year

Belgium	VDS NV	2004
Belgium	VDS Europe NV	2005
United States	VDS Inc.	2004
Singapore	VDS Asia Pacific	2004
Netherlands	VDS BV	2001
Australia	VDS Pty. Ltd.	2003

We had no unrecognized tax benefits and no accrued interest or penalties at January 1, 2007 or at June 30, 2007. Our policy is to record interest and penalties on income taxes as income tax expense.

We had net operating loss carryforwards at December 31, 2006 approximating $23,086 in the United States and foreign net operating loss carryforwards approximating $4,787, excluding net operating losses attributable to Logico of $3,042. These tax benefits have been recognized, but are offset by valuation reserves. Such losses, other than those attributable to Logico, are available to offset future taxable income in the respective jurisdictions and expire in varying amounts beginning in 2018 and continuing through 2023. Utilization of Logico net operating losses would not reduce income tax expense, but would reduce deferred tax assets or goodwill recorded in the acquisition. In addition, if certain substantial changes in the company’s ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized.

Note 9 – Stock Compensation Plan

We awarded 90 shares of restricted stock in the first quarter of 2007 under our Stock Compensation Plan, including 45 issued shares and 45 shares subject to future performance criteria. The market value of the restricted shares was $1,340 at the date of grant and will be amortized over the vesting periods, which range from one to four years.

The following table details the non-cash compensation expense incurred in the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Stock options	$77	$169	$170	$326
Restricted stock	223	140	454	264
Long-term incentive plan	163	121	281	121

Total non-cash compensation	$462	$430	$905	$711

Note 10 – Common Stock and Earnings per Share

The following table summarizes the activity of VASCO’s common stock for the six months ended June 30, 2007:

	Common stock issued
	Number of shares	Value of shares
Exercise of options	479	$1,600
Exercise of warrants	35	121
Restricted stock awards	45	672

Basic earnings per share are based on the weighted average number of shares outstanding and exclude the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three and six month periods ended June 30, 2007 and 2006 follow:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$6,856	$3,034	$11,819	$4,204

Weighted average common shares outstanding
Basic	36,879	36,210	36,722	36,158
Incremental shares with dilutive effect:
Stock options	1,211	1,218	1,259	1,287
Restricted stock awards	72	179	70	166
Warrants	66	83	64	86

Dilutive	38,228	37,690	38,115	37,697

Net income per share
Basic	$0.19	$0.08	$0.32	$0.12
Dilutive	$0.18	$0.08	$0.31	$0.11

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except headcount)

Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “VASCO,” “company,” “we,” “our,” and “us” refer to VASCO Data Security International, Inc. and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 concerning, among other things, the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and the anticipated future growth in certain markets in which we currently market and sell our products or anticipate selling and marketing our products in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect,” “believe,” “will,” “anticipate,” “emerging,” “intend,” “plan,” “could,” “may,” “estimate,” “should,” “objective” and “goal” and similar word and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors have been described in greater detail in VASCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission, and include, but are not limited to, (a) risks of general market conditions, including currency fluctuations, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, changing government regulations and (c) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements.

General

The following discussion is based upon the our consolidated results of operations for the three and six months ended June 30, 2007 and 2006 (percentages in the discussion may be rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-Q and our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

We design, develop, market and support open standards-based hardware and software security systems that manage and secure access to information assets. We also design, develop, market and support patented “Strong User Authentication” products for e-business and e-commerce. Our products enable secure financial transactions to be made over private enterprise networks and public networks, such as the Internet. Our Strong User Authentication is delivered via our hardware and software Digipass security products, (collectively “Digipasses”) most of which incorporate an electronic signature capability, which guarantees the integrity of electronic transactions and data transmissions. Some of our Digipasses are compliant with the Europay MasterCard Visa (EMV) standard and are compatible with MasterCard’s and VISA’s Chip Authentication Program (CAP). Some of our Digipass units comply with the Initiative for Open Authentication (OATH). As evidenced by our current customer base, our products are purchased by companies and, depending on the business application, are distributed to either their employees or their customers. Those customers may be other businesses or, as an example in the case of Internet banking, our customer banks’ corporate and retail customers.

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

Comparison of Results for the Three and Six Months Ended June 30, 2007 and 2006

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

Economic Conditions: Our revenue may vary significantly with changes in the economic conditions in the countries in which we sell products currently. With our current concentration of revenue in Europe and specifically in the banking/finance vertical market, significant changes in the economic outlook for the European banking market may have a significant effect on our revenue. During difficult economic periods, our customers often delay the rollout of existing applications and defer purchase decisions related to the implementation of our products in new applications.

Currency Fluctuations. In the second quarter of 2007 and 2006, approximately 92% and 86%, respectively, of our revenue was generated outside the United States. For the six months ended June 30, 2007 and 2006, approximately 91% and 89%, respectively, were generated outside of the United States.

In addition, approximately 75% of our operating expenses in both the second quarter of 2007 and 2006, were incurred outside of the United States. For the first six months ended June 30, 2007 and 2006, approximately 73% and 74%, respectively, of our operating expenses were incurred outside of the United States.

Changes in currency exchange rates, especially from the Euro to U.S. Dollar, can have a significant impact on revenue and expenses. In general, to minimize the net impact of currency fluctuations, we attempt to denominate our billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency. Over the past few quarters our revenue in Euros has grown faster than our expenses denominated in Euros, which has resulted in our operating income being exposed to changes in currency exchange rates (see below for the net impact). We expect that changes in currency rates may also impact our future results if we are unable to match amounts of revenue with our operating expenses in the same currency.

The U.S. Dollar weakened approximately 7% and 8% against the Euro for the quarter and six months ended June 30, 2007, respectively, as compared to the same period in 2006. The U.S. Dollar weakened approximately 9% and 8% against the Australian Dollar for the quarter and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. We estimate that the weakening of the U.S. Dollar versus these two currencies in 2007 resulted in an increase in revenue of approximately $1,190 and $2,186 for the quarter and six months ended June 30, 2007, respectively, compared to the same periods in 2006 and an increase in operating expenses of approximately $616 and $1,306 for the quarter and six months ended June 30, 2007, respectively, compared to the same periods in 2006.

The financial position and results of operations of many of our foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders’ equity. Revenue and expenses are translated at average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. Foreign exchange transaction losses aggregating $161 in the second quarter of 2007 compare to gains for the second quarter of 2006 of $62. For the six months ended June 30, 2007, transaction losses of $245 compare to gains of $18 for the six months ended June 30, 2006. Transaction gains and losses are included in other non-operating income (expense).

To minimize the impact of changes in transaction gains and losses, we implemented a foreign exchange hedging program in the second quarter of 2005. Under the program, our Belgian subsidiary borrows U.S. Dollars in an amount that is generally equal to its net U.S. Dollar asset position. The U.S. Dollars borrowed are converted to Euros and invested in short-term instruments. The borrowings under this program have not been designated as a foreign currency hedge as that term is defined in FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities. We plan to monitor the results of this program and, while we expect to continue the program for the near term, we may discontinue the program if it is deemed to be no longer necessary, ineffective or too costly.

Revenue

Revenue by Geographic Regions: We sell the majority of our products in European countries with significant sales in the United States and other countries, primarily Australia and countries in the Asia/Pacific area and South America. The breakdown of revenue for the three and six months ended June 30, 2007 and 2006 in each of our major geographic areas was as follows:

	Europe	United States	Other Countries	Total
Three months ended June 30:

Total Revenue:
2007	$21,268	$2,646	$8,528	$32,442
2006	11,383	2,564	4,565	18,512

Percent of Total:
2007	66%	8%	26%	100%
2006	61%	14%	25%	100%

Six months ended June 30:

Total Revenue:
2007	$37,469	$5,108	$16,270	$58,847
2006	20,880	3,412	7,910	32,202

Percent of Total:
2007	63%	9%	28%	100%
2006	65%	11%	24%	100%

Total revenue in the second quarter of 2007 increased $13,930 or 75% over the second quarter of 2006. The increase was primarily attributable to an increase in the volume of products shipped and higher revenue resulting from the weakening of the U.S. Dollar as compared to the Euro, as previously noted.

We believe that the increase in product volume is attributed to the increased strength of our product line, growth in our distribution channel and increased awareness of the need for strong authentication to combat identity theft. We have expanded the capabilities of our core host system software, VACMAN, and increased the number of products, hardware and software, available to our customers. Once our customers have implemented the VACMAN software, they can customize their authentication processes by selecting from our broad line of hardware and software authentication products in order to match the appropriate level of authentication security with their perceived level of risk.

Revenue generated in Europe during the second quarter was $9,885, or 87% higher than the second quarter of 2006. Revenue generated in the United States during the second quarter was $82 or 3% higher than the second quarter of 2006. Revenue generated from other countries during the second quarter was $3,963 or 87% higher than the second quarter of 2006. The period-over-period increase in revenue in all of the geographic areas was primarily related to the aforementioned increase in volume. The increase in the United States was less than in other regions due, in part, to a large order that was included in the second quarter of 2006. Also, in general, the U.S. banking market continues to defer the decision to implement strong authentication for users of its retail Internet banking services. We believe that we are well positioned to meet the needs of the U.S. market when banks decide to deploy strong user authentication to their retail banking customers.

Total revenue for the six months ended June 30, 2007 increased $26,645 or 83% over the first six months of 2006. The increase in revenue was attributable to the same factors noted above for the changes in the second quarter. Revenue for the six months ended June 30, 2007 generated in Europe was $16,589 or 79% higher than the second quarter of 2006, revenue generated in the United States was $1,696 or 50% higher than the second quarter of 2006 and revenue generated from other countries was $8,360 or 106% higher than the second quarter of 2006.

For the first six months of 2007, our top ten customers accounted for approximately 53% of total revenue as compared to 59% of total revenue in the first six months of 2006.

Revenue by Target Market: Revenue is generated currently from two primary markets, banking/finance (Banking) and Enterprise Security (formerly referred to as Corporate Network Access) through the use of both direct and indirect sales channels. The breakdown of revenue between the two primary markets is as follows:

	Banking	Enterprise Security	Total
Three months ended June 30:

Total Revenue:
2007	$28,450	$3,992	$32,442
2006	16,123	2,389	18,512

Percent of Total:
2007	88%	12%	100%
2006	87%	13%	100%

Six months ended June 30:

Total Revenue:
2007	$50,892	$7,955	$58,847
2006	27,315	4,887	32,202

Percent of Total:
2007	86%	14%	100%
2006	85%	15%	100%

Revenue in the second quarter of 2007 from the Banking market increased $12,327 or 76% over the second quarter of 2006 and revenue from the Enterprise Security market increased $1,603 or 67% in the same period. Revenue for the first six months of 2007 from the Banking market increased $23,577 or 86%, compared to the first six months of 2006 and revenue from the Enterprise Security market increased $3,068 or 63% in the same period. The increase in revenue in each of the markets is attributable to the factors noted above. While the increase in total revenue is similar between the two markets, the growth in Banking generally is higher than Enterprise Security due to the strength of our market position in Banking and the strength of our direct sales force. Growth in the Enterprise Security market is more dependent on the strength of our indirect sales channel. We expect to continue to invest in the development of the channel as well as to continue to invest in developing products for the channel.

Enterprise Security revenue currently includes revenue generated in the e-commerce market. We expect that the e-commerce market will be an important source of future revenue for us as our products will not only provide a higher level of security for purchases made over the Internet; they can also help protect our customers’ revenue stream by making it more difficult for subscribers to our customers’ Internet services to share passwords.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue for the three and six months ended June 30, 2007 and 2006:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	36.3	35.9	35.1	33.8

Gross profit	63.7	64.1	64.9	66.2
Operating costs:
Sales and marketing	20.5	24.1	21.7	26.2
Research and development	6.4	6.7	6.8	6.8
General and administrative	6.9	10.8	7.9	11.0
Amortization of intangible assets	0.8	0.4	0.8	0.5

Total operating costs	34.6	42.0	37.2	44.5

Operating income	29.1	22.1	27.7	21.7
Interest income	0.2	0.1	0.2	0.2
Recovery (impairment) of SSI investment	-	1.0	-	(1.9)
Other income (expense), net	(0.0)	0.7	(0.1)	0.4

Income before income taxes	29.3	23.9	27.8	20.4
Provision for income taxes	8.2	7.5	7.8	7.3

Net income	21.1	16.4	20.0	13.1

Gross Profit

Consolidated gross profit for the quarter ended June 30, 2007 was $20,687, an increase of $8,825, or 74%, from the quarter ended June 30, 2006. Gross profit as a percentage of revenue was approximately 64% in both the second quarter of 2007 and 2006. While gross profit as a percentage of revenue was approximately the same in both periods, the rates reflect an unfavorable change in the mix of our revenue with a higher percentage of revenue coming from our lower margin card reader business, which was offset by the impact of the strengthening of the Euro compared to the U.S. Dollar.

Consolidated gross profit for the six months ended June 30, 2007 was $38,217, an increase of $16,904, or 79%, from the comparable period in 2006. Gross profit as a percentage of revenue was 65% for the first six months of 2007, as compared to 66% for the comparable period in 2006. The decrease in the gross profit as a percentage of revenue primarily reflects a change in the mix of our revenue with a slightly higher percentage of revenue coming from the Banking market than from the Enterprise Security market (which generates higher margin sales) and a decline in the gross margins of our lower priced card reader business. The decline in gross margins from these two factors was partially offset by an increase in the percentage of the business coming from non-hardware products and the strengthening of the Euro compared to the U.S. Dollar. Our non-hardware revenue was 14% of total revenue for the first six months of 2007 as compared to 12% of total revenue for the first six months of 2006.

Our purchases of inventory are denominated in U.S. Dollars. Also, as previously noted, we denominate a portion of our sales in Euros in order to offset the effects of currency fluctuations on operating expenses. As the U.S. Dollar has weakened when compared to the Euro and Australian Dollar in the same periods in the prior year, revenue from sales made in Euros and Australian Dollars increased, as measured in U.S. Dollars, without the corresponding increase in cost of goods sold. The impact from changes in currency rates as noted above are estimated to be approximately $1,190 for the quarter and $2,186 for the six months ended June 30, 2007. Had the currency exchange rates in 2007 been equal to the rates in 2006, the gross profit rate would have been approximately 1.4 percentage points and 1.3 percentage points lower for the three and six months ended June 30, 2007, respectively, than comparable periods in 2006.

Operating Expenses

Our operating expenses are generally based on anticipated revenue levels and the majority of such expenses are fixed. As a result, small variations in the amount of revenue recognized in any given quarter could cause significant variations in the quarter-to-quarter comparisons of either the absolute amounts of operating income or operating income as a percentage of revenue.

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended June 30, 2007 were $6,659, an increase of $2,193, or 49%, from the second quarter of 2006. This increase in sales and marketing expenses is primarily related to increased direct headcount, the cost of agents in countries where we do not have a direct sales presence, increased sales-related travel, increased marketing expenses, increased non-cash compensation and amortization of instructional software and deemed compensation. The average full-time sales and marketing employee headcount was 112 in the second quarter of 2007 compared to 83 in the second quarter of 2006.

Consolidated sales and marketing expenses for the six months ended June 30, 2007 were $12,749, an increase of $4,306, or 51%, from the same period of 2006. The increase in expense was related to the same factors noted for the second quarter above. Average full-time sales and marketing employee headcount in the first six months of 2007 was 107, compared to 82 in the first six months of 2006.

Research and Development Expenses

Consolidated research and development expenses for the quarter ended June 30, 2007 were $2,076, an increase of $840, or 68%, from the second quarter of 2006. This increase was primarily due to increased compensation related expenses. Our acquisitions of Logico in May 2006 and Able in October 2006 have been the primary sources of increased headcount and compensation related expenses. Average full-time research and development employee headcount in the second quarter of 2007 was 69, compared to 39 in the second quarter of 2006.

Consolidated research and development costs for the six months ended June 30, 2007 were $3,999, an increase of $1,821, or 84%, from the same period of 2006. This increase was related to the same factors noted for the second quarter above. Average full-time research and development employee headcount for the first six months in 2007 was 67, compared to 36 in the same period of 2006.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended June 30, 2007 were $2,249, an increase of $243, or 12%, from the second quarter of 2006. This increase was primarily due to increased compensation expenses and recruiting costs, which were partially offset by a reduction in provisions for uncollectible accounts. Average full-time general and administrative employee headcount in the second quarter of 2007 was 24, compared to 19 in the second quarter of 2006.

Consolidated general and administrative expenses for the six months ended June 30, 2007 were $4,636, an increase of $1,096, or 31%, from the same period of 2006. This increase was due to the same factors as noted for the second quarter. Average full-time general and administrative employee headcount for the first six months in 2007 was 24 compared to 18 in the same period of 2006.

Amortization of Intangible Assets

Amortization of intangible assets for the second quarter and first six months of 2007 increased $181 and $341, respectively, over the comparable periods of 2006. The increase was primarily related to the amortization of intangible assets resulting from the acquisition of Logico and Able in 2006.

Impairment of Investment in SSI

In the first quarter of 2006, we determined that our investment in Secured Services, Inc. (SSI) had been impaired. In the second quarter of 2006 we recovered a portion of the investment that had been impaired. The charge taken in the first quarter of 2006 represented the full amount of the remaining investment we had in SSI as of that date. There have been no further adjustments related to our investment in SSI since the second quarter of 2006.

Interest Income

Consolidated net interest income was $80 in the second quarter of 2007 as compared to $14 in the second quarter of 2006. For the six months ended June 30, interest income was $138 in 2007 compared to $74 in the same period of 2006. The increase in interest income in both periods is primarily attributable to income on higher average invested cash balances.

Other Income (Expense), Net

Other income primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies and subsidies received from foreign governments in support of our export business in those countries. Other expense for the second quarter of 2007 was $8 and compares to other income of $135 for the second quarter of 2006. Other expense for the first six months of 2007 was $45 compared to other income of $108 in the first six months of 2006. The reduction in income in the three and six-month periods reflect an increase in exchange losses related to U.S. Dollar positions that were not fully hedged in 2007.

Income Taxes

Income tax expense for the second quarter of 2007 was $2,666, an increase of $1,280 from the second quarter of 2006. The increase in tax expense is attributable to higher pre-tax income partially offset by a lower effective tax rate. The effective tax rate was 28% for the second quarter of 2007 and compares to 31% for the second quarter of 2006. The estimated annual effective tax rate in the second quarter of 2006 was 33%, but was reduced by 2% for the effect of the partial recovery of SSI impairment, which was considered a one-time income item with no corresponding tax benefit.

Income tax expense for the first six months of 2007 was $4,596, an increase of $2,236 from the same period in 2006. The increase in tax expense reflects the tax on increased earnings, partially offset by a lower effective tax rate. The effective tax rate was 28% for the first half of 2007 and compares to 36% for the first half of 2006. The estimated effective tax rate in the first half of 2006 was 33%, but was increased by 3% for the effect of the impairment charge related to SSI, which was considered to be a one-time expense item with no corresponding tax benefit.

The effective tax rate for both periods reflects our estimate of our full-year tax rate at the end of each respective period. The rate reported in 2007 is lower than the rate reported in 2006 as our estimate of the full-year tax rate in 2007 reflects increased earnings in Switzerland, which are taxed at a lower statutory rate and increased earnings in the United States, which will be offset by the use of tax loss carry forwards.

At December 31, 2006, we had net operating loss carryforwards in the United States approximating $23,086. Benefits related to the U.S. tax loss carryforwards have been fully reserved in prior periods. We also had foreign net operating loss carryforwards approximating $4,787, excluding net operating losses attributable to Logico of $3,042. Such losses, other than those attributable to Logico are available to offset future taxable income in the respective jurisdictions and expire in varying amounts beginning in 2018 and continuing through 2023. In addition, if certain substantial changes in VASCO’s ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized.

Liquidity and Capital Resources

Our net cash balance (total cash less loans payable to banks) was $26,029 at June 30, 2007, an increase of $9,207, or 55% from $16,822 at March 31, 2007, and an increase of $13,415, or 106%, from $12,614 at December 31, 2006. At June 30, 2007, we had working capital of $37,824, an increase of $9,037, or 31%, from $28,787 reported at March 31, 2007, and an increase of $15,766, or 72%, from $22,058 at December 31, 2006. The increase in cash and working capital was primarily related to positive earnings before interest, taxes, depreciation and amortization (EBITDA).

Days sales outstanding in net accounts receivable decreased to 67 days at June 30, 2007 from 81 days at March 31, 2007. Days sales outstanding in receivables decreased in the second quarter of 2007 primarily due to the fact that revenue was realized more evenly in the second quarter of 2007 than in the first quarter.

EBITDA from continuing operations for the three and six months ended June 30, 2007 were $10,207 and $17,761, respectively, and reflect an increase of $5,616, or 122%, and $10,889, or 158% over amounts for the same periods of the prior year. A reconciliation of EBITDA to net income for the three and six-month periods ended June 30, 2007 and 2006 follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
EBITDA	$10,207	$4,591	$17,761	$6,872

Interest income, net	80	14	138	74
Provision for income taxes	(2,666)	(1,386)	(4,596)	(2,360)
Depreciaton and amortization	(765)	(185)	(1,484)	(382)

Net income	$6,856	$3,034	$11,819	$4,204

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

EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States (U.S. GAAP). While we believe that EBITDA, as defined above, is useful within the context described above, it is in fact incomplete and not a measure that should be used to evaluate our full performance or prospects. Such evaluation needs to consider all of the complexities associated with our business including, but not limited to, how past actions are affecting current results and how they may affect future results, how we have chosen to finance the business and how regulations and the other aforementioned items affect the final amounts that are or will be available to shareholders as a return on their investment. Net income determined in accordance with U.S. GAAP is the most complete measure available today to evaluate all elements of our performance. Similarly, our Consolidated Statements of Cash Flows provide the full accounting for how we have decided to use resources provided to us from our customers, lenders and shareholders.

At June 30, 2007, we had an overdraft agreement in place with Fortis Bank, wherein the we could borrow up to 3,500 Euros or U.S. Dollars. We borrow against this line of credit as part of our hedging program as noted previously. Based on receivable balances as of June 30, 2007 and the amount of borrowings outstanding under the line to support our hedging program, $235 of the overdraft agreement was available to us for borrowing at June 30, 2007.

We believe that our current cash balances, credit available under our existing overdraft agreement, the anticipated cash generated from operations, including the realization of deferred revenue recorded as a current liability, and deposits that will be received in future quarters on orders of our products will be sufficient to meet our anticipated cash needs over the next 12 months.

There is substantial risk, however, that we may not be able to achieve our revenue and cash goals. If we do not achieve those goals, it may need to significantly reduce our workforce, sell certain assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenue and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions.

For additional information related to risks, refer to Certain Factors noted in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Recently Issued Accounting Pronouncements

There were no recently issued accounting pronouncements that are deemed likely to have a significant impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the six months ended June 30, 2007. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4. Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q and in other reports required to be filed under the Securities Exchange Act of 1934, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission for such filings. As required by Rule 13a-15(b) under the Exchange Act, our management, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2007. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the other members of our management, have determined that as of June 30, 2007, the disclosure controls and procedures were and are effective as designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act relating to us and our consolidated subsidiaries would be accumulated and communicated to them, as appropriate, to allow timely disclosures regarding required disclosures.

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

On Wednesday, June 13, 2007, the company held its 2007 Annual Meeting of Stockholders. The purpose of the meeting was to elect five directors.

Five candidates nominated by the Board of Directors were elected by the stockholders to serve as directors of the company at the meeting. The following sets forth the results of the voting with respect to each candidate:

Name	For	Authority Withheld	Broker Non-Votes
T. Kendall Hunt	33,653,838	448,829	-
Michael Cullinane	32,646,169	1,456,498	-
John N. Fox, Jr.	33,621,246	481,421	-
John R. Walter	32,695,357	1,407,310	-
Jean K. Holley	33,905,229	197,438	-

Item 6.	Exhibits.

Exhibit 23 - Consent of KPMG LLP.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2007.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2007.

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2007.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2007.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown
Clifford K. Bown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 23 - Consent of KPMG LLP.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2007.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2007.

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2007.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2007.