Form 10-Q
period 2007-09-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2007-11-07
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                      ☐ Yes            ☒ No

There were 37,204,829 shares of Common Stock, $.001 par value per share, outstanding at October 31, 2007.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended September 30, 2007

This report may contain trademarks of VASCO Data Security International, Inc. and its subsidiaries, some of which are registered, including VASCO, AccessKey, VACMan Server and VACMan/CryptaPak, AuthentiCard and Digipass.

VASCO Data Security International, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2007	December 31, 2006
ASSETS	(unaudited )
Current assets:
Cash and equivalents	$40,042	$14,768
Accounts receivable, net of allowance for doubtful accounts	18,015	19,617
Inventories, net	6,670	4,275
Prepaid expenses	1,167	1,295
Foreign sales tax receivable	3,136	967
Deferred income taxes	767	375
Other current assets	308	23

Total current assets	70,105	41,320

Property and equipment:
Furniture and fixtures	2,822	2,273
Office equipment	3,012	2,395

Total property	5,834	4,668
Accumulated depreciation	(3,954)	(3,246)

Property and equipment, net	1,880	1,422

Goodwill, net of accummulated amortization	13,957	12,685
Intangible assets, net of accumulated amortization	2,500	3,013
Other assets, net of accumulated amortization	3,381	4,206

Total assets	$91,823	$62,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowing	$3,320	$2,154
Accounts payable	5,333	7,579
Accrued wages and payroll taxes	4,726	3,176
Income taxes payable	2,553	1,396
Deferred revenue	3,920	2,081
Current deferred income taxes	96	125
Other accrued expenses	3,523	2,751

Total current liabilities	23,471	19,262

Deferred warranty revenues	336	302
Long-term compensation plan	898	356
Long-term deferred taxes	529	520

Total liabilities	25,234	20,440

Stockholders’ equity :
Common stock, $.001 par value - 75,000,000 shares authorized:
37,195,727 shares issued and outstanding at September 30, 2007, 36,546,289 shares issued and outstanding at December 31, 2006	37	37
Additional paid-in capital	64,372	61,251
Accumulated deficit	(2,707)	(20,398)
Accumulated other comprehensive income - Cumulative translation adjustment	4,887	1,316

Total stockholders’ equity	66,589	42,206

Total liabilities and stockholders’ equity	$91,823	$62,646

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net revenue	$29,977	$18,707	$88,824	$50,909

Cost of goods sold	10,009	5,922	30,639	16,811

Gross profit	19,968	12,785	58,185	34,098

Operating costs:
Sales and marketing	6,246	4,570	18,995	13,013
Research and development	2,553	1,446	6,552	3,624
General and administrative	2,666	1,624	7,302	5,164
Amortization of purchased intangible assets	250	169	761	339

Total operating costs	11,715	7,809	33,610	22,140

Operating income	8,253	4,976	24,575	11,958

Impairment of Secured Services, Inc. (SSI) investment	-	-	-	(600)
Interest income (expense)	192	(58)	330	16
Other income (expense)	(289)	27	(334)	135

Income before income taxes	8,156	4,945	24,571	11,509
Provision for income taxes	2,284	1,658	6,880	4,018

Net income	$5,872	$3,287	$17,691	$7,491

Basic net income per share	$0.16	$0.09	$0.48	$0.21
Diluted net income per share	$0.15	$0.09	$0.46	$0.20

Weighted average shares outstanding:
Basic	37,013	36,251	36,820	36,190

Diluted	38,387	37,712	38,207	37,701

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net Income	$5,872	$3,287	$17,691	$7,491

Other comprehensive income - Cumulative translation adjustment	2,498	177	3,571	1,030

Comprehensive income	$8,370	$3,464	$21,262	$8,521

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

Condensed Consolidated Statements of Cash Flow

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$17,691	$7,491
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of SSI investment	-	600
Depreciation and amortization	2,263	698
Deferred tax benefit	(258)	(246)
Non-cash compensation	1,469	1,166
Changes in assets and liabilities:
Accounts receivable, net	2,665	(529)
Inventories, net	(1,891)	(932)
Prepaid expenses	208	169
Foreign sales tax receivable	(1,935)	84
Other assets	(300)	253
Accounts payable	(2,633)	(1,562)
Income taxes payable	953	965
Deferred revenue	1,591	(409)
Accrued wages and payroll taxes	1,228	(432)
Accrued expenses	612	30
Deferred warranty	34	41

Net cash provided by operations	21,697	7,387

Cash flows from investing activities:
Business acquisitions	-	(1,912)
Additions to property and equipment	(727)	(382)
Additions to goodwill and intangibles	(249)	(51)
Reduction in restricted cash	-	181
Payments received on SSI note receivable	-	220

Net cash used in investing activities	(976)	(1,944)

Cash flows from financing activities:
Proceeds/(repayment) from bank borrowing	1,166	(94)
Proceeds from exercise of stock options and warrants	2,195	447

Net cash provided by financing activities	3,361	353

Effect of exchange rates on cash	1,192	728

Net increase in cash	25,274	6,524
Cash and equivalents, beginning of year	14,768	16,962

Cash and equivalents, end of period	$40,042	$23,486

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

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our actual results could differ from those estimates.

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

Multiple-Element Arrangements: We allocate revenue to the various elements of multiple-element sales arrangements based on the estimated fair value of each deliverable as required by SOP 97-2 and Emerging Issues Task Force (EITF) Issue No. 00-21. The fair value for each element is based on the price charged when that element is sold separately, price lists, renewal rates and other methods. When a multiple-element arrangement includes discounts, a proportionate amount of the discount is applied to each element based on the element’s fair value without regard to the discount. The estimated fair value of undelivered elements is deferred and recorded as revenue when services are performed or products are delivered. For sales arrangements in which vendor-specific objective evidence of fair value is not established, revenue for all elements is deferred and amortized over the life of the arrangement.

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

All revenue is reported on a net basis, excluding any sales or value added taxes.

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

We have significant net operating loss carryforwards in the U.S. and other countries which are available to reduce our potential liability on future taxable income. We have established a valuation reserve to offset most of these future benefits because we have not determined that their realization is more likely than not.

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

The following summarized unaudited pro forma financial information for the three and nine months ended September 30, 2006, is based on the actual performance of VASCO and the businesses acquired from Logico and Able and assumes the acquisitions occurred January 1, 2006. These results are not necessarily indicative of the results that would have occurred if the acquisition had actually been completed on January 1, 2006, nor are they necessarily indicative of future consolidated results.

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Net revenue	$19,185	$52,514
Net income	3,296	6,705
Basic net income per share	0.09	0.19
Diluted net income per share	0.09	0.18

Note 3 – Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents the balance due on credit sales made to customers. The allowance for doubtful accounts is an estimate of losses that may result from customers’ inability to make payment on their outstanding balances. The $481 reduction in the allowance for the nine months ended September 30, 2007, was attributable to payments received and the write-off of amounts previously reserved.

	September 30, 2007	December 31, 2006
Accounts receivable	$18,246	$20,329
Allowance for doubtful accounts	(231)	(712)

Accounts receivable, net	$18,015	$19,617

Note 4 - Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) method.

Inventories are comprised of the following:

	September 30, 2007	December 31, 2006
Component parts	$4,240	$2,450
Work-in-process and finished goods	2,430	1,825

Total	$6,670	$4,275

Note 5 – Goodwill and Other Intangibles

The following table summarizes intangible assets and goodwill activity for the nine months ended September 30, 2007:

	Capitalized technology	Patents & trademarks	Total Intangible assets	Goodwill
Net balance at December 31, 2006	$2,880	$133	$3,013	$12,685

Additions	-	46	46	203
Net translation gain	202	-	202	1,069
Amortization expense	(755)	(6)	(761)	-

Net balance at September 30, 2007	$2,327	$173	$2,500	$13,957

The additional goodwill primarily reflects the contingent payment earned under the terms of the Logico acquisition.

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

Deemed compensation represents the long-term portion of the Able acquisition price which is contingent upon the seller’s continued employment with the company for a four year period. As of

September 30, 2007, the amount to be amortized over the next twelve months was $418 and has been included in prepaid expense. As of December 31, 2006, the amount to be amortized over the next twelve months was $412.

Amortization of the instructional software and deemed compensation is included in sales and marketing expense. Amortization of deferred tax assets is charged to income tax expense. The following table summarizes other long-term assets for the nine months ended September 30, 2007:

	Instructional software	Deemed compen- sation	Deferred tax assets	Other assets	Total other assets
Net balance at December 31, 2006	$2,380	$1,168	$465	$193	$4,206

Additions/(reductions)	63	-	-	(77)	(14)
Net translation gain	155	74	38	2	269
Amortized/expensed	(630)	(314)	(136)	-	(1,080)

Net balance at September 30, 2007	$1,968	$928	$367	$118	$3,381

Note 7 – Bank Borrowings

VASCO maintains an overdraft agreement with Fortis Banque. Under terms of the agreement, we can borrow an amount equal to 80% of our Belgian subsidiary’s eligible accounts receivable up to a maximum of 3,500 U.S. Dollars or Euros. Borrowings in Euros accrue interest at an annual rate of 5.7% and borrowings in U.S. Dollars accrue interest at an annual rate equal to the average monthly prime rate as published daily by Reuters. We are obligated to pay a quarterly commitment fee of 0.125%. As of September 30, 2007, borrowings under the agreement totaled $3,320. The assets, excluding inventory, of our Belgian subsidiary secure our obligations under the agreement and, while it has no specific termination date, the agreement can be terminated by either party upon thirty (30) days notice. The agreement is governed by the General Lending Conditions for Corporate Customers, registered in Brussels, Belgium on December 20, 2001.

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

We had no unrecognized tax benefits and no accrued interest or penalties at January 1, 2007 or at September 30, 2007. Our policy is to record interest and penalties on income taxes as income tax expense.

At December 31, 2006, the Company had U.S. net operating loss carryforwards of $23,798 and foreign net operating loss carryforwards of $7,829. Such losses are available to offset future taxable income in the respective jurisdictions. These tax benefits have been recognized, but are offset by valuation reserves. The U.S. loss carryforwards expire in varying amounts beginning in 2018 and continuing through 2023. In addition, if certain substantial changes in the Company’s ownership are deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized. The foreign loss carryforwards have no expiration dates. The foreign loss carryforwards include $3,042 which was obtained in the Logico acquisition and, if utilized, would not reduce income tax expense, but would reduce deferred tax assets or goodwill instead.

Note 9 – Stock Compensation Plan

We awarded 90 shares of restricted stock in the first quarter of 2007 under our Stock Compensation Plan, including 45 issued shares and 45 shares subject to future performance criteria. The market value of the restricted shares was $1,340 at the date of grant and will be amortized over their respective vesting periods, which range from one to four years.

The following table details the non-cash compensation expense incurred in the three and nine months ended September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Stock options	$80	$175	$250	$501
Restricted stock	223	159	677	423
Long-term incentive plan	261	121	542	242

Total non-cash compensation	$564	$455	$1,469	$1,166

Note 10 – Common Stock and Earnings per Share

The following table summarizes the activity of VASCO’s common stock for the nine months ended September 30, 2007:

	Common stock issued
	Number of shares	Value of shares
Exercise of options	570	$2,073
Exercise of warrants	35	121
Restricted stock awards	45	672

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three and nine month periods ended September 30, 2007 and 2006 follow:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net Income	$5,872	$3,287	$17,691	$7,491

Weighted average common shares outstanding
Basic	37,013	36,251	36,820	36,190
Incremental shares with dilutive effect:
Stock options	1,210	1,197	1,243	1,256
Restricted stock awards	95	182	78	171
Warrants	69	82	66	84

Dilutive	38,387	37,712	38,207	37,701

Net income per share
Basic	$0.16	$0.09	$0.48	$0.21
Dilutive	$0.15	$0.09	$0.46	$0.20

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (In

thousands, except headcount)

Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “VASCO,” “company,” “we,” “our,” and “us” refer to VASCO Data Security International, Inc. and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 concerning, among other things, the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and the anticipated future growth in certain markets in which we currently market and sell our products or anticipate selling and marketing our products in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect,” “believe,” “will,” “anticipate,” “emerging,” “intend,” “plan,” “could,” “may,” “estimate,” “should,” “objective” and “goal” and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors have been described in greater detail in VASCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission, and include, but are not limited to, (a) risks of general market conditions, including currency fluctuations, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, changing government regulations and (c) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements.

General

The following discussion is based upon our consolidated results of operations for the three and nine months ended September 30, 2007 and 2006 (percentages in the discussion may be rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-Q and our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

We design, develop, market and support open standards-based hardware and software security systems that manage and secure access to information assets. We also design, develop, market and support patented “Strong User Authentication” products for e-business and e-commerce. Our products enable secure financial transactions to be made over private enterprise networks and public networks, such as the Internet. Our Strong User Authentication is delivered via our hardware and software Digipass security products (collectively “Digipasses”), most of which incorporate an electronic signature capability, which guarantees the integrity of electronic transactions and data transmissions. Some of our Digipasses are compliant with the Europay MasterCard Visa (EMV) standard and are compatible with MasterCard’s and VISA’s Chip Authentication Program (CAP). Some of our Digipass units comply with the Initiative for Open Authentication (OATH). As evidenced by our current customer base, our products are purchased by companies and, depending on the business application, are distributed to either their employees or their customers. Those customers may be other businesses or, as an example in the case of Internet banking, our customer banks’ corporate and retail customers.

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

Comparison of Results for the Three and Nine Months Ended September 30, 2007 and 2006

Industry Growth: We believe that, while there are no accurate measurements of the total industry’s size, the industry growth rate is increasing and will continue to grow at a significant rate into the foreseeable future. Growth is being driven by new government regulations, growing awareness of the impact of identity theft and the growth in commerce that is transacted electronically. The issues driving the growth are global issues and the rate of adoption in each country is a function of that country’s culture, the competitive position of businesses operating in those countries, the country’s overall economic conditions and the degree to which businesses and consumers within the country use technology.

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

Currency Fluctuations: In the third quarter of 2007 and 2006, approximately 92% and 94%, respectively, of our revenue was generated outside the United States. For both the nine months ended September 30, 2007 and 2006, approximately 91% was generated outside of the United States.

In addition, approximately 76% of our operating expenses in both the third quarter of 2007 and 2006, were incurred outside of the United States. For the first nine months ended September 30, 2007 and 2006, approximately 74% and 75%, respectively, of our operating expenses were incurred outside of the United States.

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

The U.S. Dollar weakened approximately 7% and 8% against the Euro for the quarter and nine months ended September 30, 2007, respectively, as compared to the same period in 2006. The U.S. Dollar weakened approximately 10% and 8% against the Australian Dollar for the quarter and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. We estimate that the weakening of the U.S. Dollar versus these two currencies in 2007 resulted in an increase in revenue of approximately $1,670 and $3,856 for the quarter and nine months ended September 30, 2007, respectively, compared to the same periods in 2006 and an increase in operating expenses of approximately $587 and $1,893 for the quarter and nine months ended

September 30, 2007, respectively, compared to the same periods in 2006.

The financial position and results of operations of many of our foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders’ equity. Revenue and expenses are translated at average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. Foreign exchange transaction losses aggregating $296 in the third quarter of 2007 compare to gains for the third quarter of 2006 of $23. For the nine months ended September 30, 2007, transaction losses of $540 compare to gains of $41 for the nine months ended September 30, 2006. Transaction gains and losses are included in other non-operating income (expense).

To minimize the impact of changes in transaction gains and losses, we implemented a foreign exchange hedging program in the third quarter of 2005. Under the program, our Belgian subsidiary borrows U.S. Dollars in an amount that is generally equal to its net U.S. Dollar asset position. The U.S. Dollars borrowed are converted to Euros and invested in short-term instruments. The borrowings under this program have not been designated as a foreign currency hedge as that term is defined in FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities. As a result of the start-up of our Swiss operations, we will re-evaluate our approach to hedging our exposed currency positions in the fourth quarter of 2007.

Revenue

Revenue by Geographic Regions: We classify our sales by customers’ location in four geographic regions: 1) EMEA, which includes Europe, the Middle East and Africa; 2) the United States, including Canada; 3) Asia Pacific Rim; and 4) Other Countries, including Australia, Latin America and Central Asia. The breakdown of revenue for the three and nine months ended September 30, 2007 and 2006 in each of our major geographic areas was as follows:

	Europe, Middle East, Africa	United States	Asia Pacific	Other Countries	Total
Three months ended September 30:

Total Revenue:
2007	$19,686	$2,437	$4,776	$3,078	$29,977
2006	10,811	1,165	1,694	5,037	18,707

Percent of Total:
2007	66%	8%	16%	10%	100%
2006	58%	6%	9%	27%	100%

Nine months ended September 30:

Total Revenue:
2007	$57,155	$7,545	$11,858	$12,266	$88,824
2006	31,692	4,576	3,854	10,787	50,909

Percent of Total:
2007	64%	9%	13%	14%	100%
2006	62%	9%	8%	21%	100%

Total revenue in the third quarter of 2007 increased $11,270, or 60% over the third quarter of 2006. The increase was primarily attributable to an increase in the volume of products shipped and higher revenue resulting from the weakening of the U.S. Dollar as compared to the Euro, as previously noted.

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

Revenue generated in Europe, Middle East, Africa (EMEA) during the third quarter was $8,875, or 82% higher than the third quarter of 2006. Revenue generated in the United States during the third quarter was $1,272, or 109% higher than the third quarter of 2006. Revenue generated in the Asia Pacific region during the third quarter was $3,082, or 181% higher than the third quarter of 2006. Revenue generated from other countries during the third quarter was $1,959, or 39% lower than the third quarter of 2006. The period-over-period increase in revenue in all of the primary geographic areas was primarily related to the aforementioned increase in volume. The decrease in other regions was due to a decline in volume. The other countries generally represent areas where the markets for strong user authentication are less developed and, as a result, we expect the sales volume in those areas to be more inconsistent. The increase in the United States was less than in other regions due, in part, to the fact that the U.S. banking market continues to defer the decision to implement strong authentication for users of its retail Internet banking services. We believe that we are well positioned to meet the needs of the U.S. market when banks decide to deploy strong user authentication to their retail banking customers.

Total revenue for the nine months ended September 30, 2007 increased $37,915, or 74% over the first nine months of 2006. The increase in revenue was attributable to the same factors noted above for the changes in the third quarter. Revenue for the nine months ended September 30, 2007 generated in EMEA was $25,463, or 80% higher than the third quarter of 2006, revenue generated in the United States was $2,969, or 65% higher than the third quarter of 2006, revenue generated in the Asia Pacific region was $8,004, or 208% higher than the third quarter and revenue generated from other countries was $1,479, or 14% higher than the third quarter of 2006.

For the first nine months of 2007, our top ten customers accounted for approximately 47% of total revenue as compared to 54% of total revenue in the first nine months of 2006.

Revenue by Target Market: Revenue is generated currently from two primary markets, banking/finance (Banking) and Enterprise Security (formerly referred to as Corporate Network Access) through the use of both direct and indirect sales channels. The breakdown of revenue between the two primary markets is as follows:

	Banking	Enterprise Security	Total
Three months ended September 30:

Total Revenue:
2007	$23,969	$6,008	$29,977
2006	16,092	2,615	18,707

Percent of Total:
2007	80%	20%	100%
2006	86%	14%	100%

Nine months ended September 30:

Total Revenue:
2007	$74,861	$13,963	$88,824
2006	43,406	7,503	50,909

Percent of Total:
2007	84%	16%	100%
2006	85%	15%	100%

Revenue in the third quarter of 2007 from the Banking market increased $7,877, or 49% over the third quarter of 2006 and revenue from the Enterprise Security market increased $3,393, or 130% in the same period. Revenue for the first nine months of 2007 from the Banking market increased $31,455, or 72%, compared to the first nine months of 2006, and revenue from the Enterprise Security market increased $6,460, or 86% in the same period. The increase in revenue in each of the markets is attributable to the factors noted above. The strength in the Enterprise Security market was attributable in part to increased sales volume from Original Equipment Manufacturer (OEM) customers and other large volume orders, both of which have gross margins that, due to our volume-pricing methodologies, are lower than the margins realized on sales to small and medium sized businesses. We expect to continue to invest in the development of the channel as well as to continue to invest in developing products for the channel.

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

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue for the three and nine months ended September 30, 2007 and 2006:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	33.4	31.7	34.5	33.0

Gross profit	66.6	68.3	65.5	67.0
Operating costs:
Sales and marketing	20.8	24.4	21.4	25.6
Research and development	8.5	7.7	7.4	7.1
General and administrative	8.9	8.7	8.2	10.1
Amortization of intangible assets	0.9	0.9	0.8	0.7

Total operating costs	39.1	41.7	37.8	43.5

Operating income	27.5	26.6	27.7	23.5
Interest income (expense)	0.6	(0.3)	0.4	-
Impairment of SSI investment	-	-	-	(1.2)
Other income (expense), net	(1.0)	0.1	(0.4)	0.3

Income before income taxes	27.1	26.4	27.7	22.6
Provision for income taxes	7.6	8.8	7.8	7.9

Net income	19.5	17.6	19.9	14.7

Gross Profit

Consolidated gross profit for the quarter ended September 30, 2007 was $19,968, an increase of $7,183, or 56%, from the quarter ended September 30, 2006. Gross profit as a percentage of revenue was approximately 66.6% for the quarter ended September 30, 2007, as compared to 68.3% for the quarter ended September 30, 2006. The decrease in gross profit as a percentage of revenue for the third quarter of 2007 compared to 2006 primarily reflects: (a) an increase in card readers sold, both in absolute dollars and as a percentage of total sales; (b) a decrease in the selling price of the readers resulting from larger quantities being sold and competitive pricing pressures; and (c) a decline in the gross profit of the Enterprise Security market resulting from volume price discounts as noted above. The decline in gross margins from these three factors was partially offset by: (a) an increase in the percentage of the business coming from the Enterprise Security market; (b) an increase in the percentage of the business coming from non-hardware products; (c) a reduction in the average per unit cost of product sold; and (d) the strengthening of the Euro compared to the U.S. Dollar. Our non-hardware revenues were 14% of total revenue for the third quarter of 2007 and compares to 8% of revenue for the third quarter of 2006.

Consolidated gross profit for the nine months ended September 30, 2007 was $58,185, an increase of $24,087, or 71%, from the comparable period in 2006. Gross profit as a percentage of revenue was 65.5% for the first nine months of 2007, as compared to 67.0% for the comparable period in 2006. The decrease in the gross profit as a percentage of revenue is generally consistent with the factors noted above. Our non-hardware revenue was 14% of total revenue for the first nine months of 2007 as compared to 11% of total revenue for the first nine months of 2006.

Our purchases of inventory are denominated in U.S. Dollars. Also, as previously noted, sales denominated in Euros act as a hedge to offset the effects of currency fluctuations on operating expenses. As the U.S. Dollar has weakened when compared to the Euro and Australian Dollar in the same periods in the prior year, revenue from sales made in Euros and Australian Dollars increased, as measured in U.S. Dollars, without the corresponding increase in cost of goods sold. The impact from changes in currency rates as noted above are estimated to be approximately $1,670 for the quarter and $3,856 for the nine months ended September 30, 2007. Had the currency exchange rates in 2007 been equal to the rates in 2006, the gross profit rate would have been approximately 2.0 percentage points and 1.6 percentage points lower for the three and nine months ended September 30, 2007, respectively, than comparable periods in 2006.

Operating Expenses

Our operating expenses are generally based on anticipated revenue levels and the majority of such expenses are fixed. As a result, small variations in the amount of revenue recognized in any given quarter could cause significant variations in the quarter-to-quarter comparisons of either the absolute amounts of operating income or operating income as a percentage of revenue.

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended September 30, 2007 were $6,246, an increase of $1,676, or 37%, from the third quarter of 2006. This increase in sales and marketing expenses is primarily related to increased direct headcount, the cost of agents in countries where we do not have a direct sales presence, increased sales-related travel, increased non-cash compensation, amortization of instructional software and deemed compensation and the impact of a weaker U.S. Dollar compared to the Euro. The results for the quarter also reflected the reclass of expenses from sales and marketing to research and development of $257. The average full-time sales and marketing employee headcount was 120 in the third quarter of 2007 compared to 89 in the third quarter of 2006.

Consolidated sales and marketing expenses for the nine months ended September 30, 2007 were $18,995, an increase of $5,982, or 46%, from the same period of 2006. In addition to the factors noted above for the comparison of the third quarter, the increase in expense was attributable to increased marketing expense. Average full-time sales and marketing employee headcount in the first nine months of 2007 was 111, compared to 85 in the first nine months of 2006.

Research and Development Expenses

Consolidated research and development expenses for the quarter ended September 30, 2007 were $2,553, an increase of $1,107, or 77%, from the third quarter of 2006. This increase was primarily due to increased compensation-related expenses, the reclassification of expenses from sales and marketing as noted above and the weaker U.S. Dollar compared to the Euro and Australian Dollar. Our acquisitions of Logico in May 2006 and Able in October 2006 have been the primary sources of increased headcount and compensation-related expenses. Average full-time research and development employee headcount in the third quarter of 2007 was 70, compared to 48 in the third quarter of 2006.

Consolidated research and development costs for the nine months ended September 30, 2007 were $6,552, an increase of $2,928, or 81%, from the same period of 2006. This increase was related to the same factors noted for the third quarter above. Average full-time research and development employee headcount for the first nine months in 2007 was 68 compared to 40 in the same period of 2006.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended September 30, 2007 were $2,666, an increase of $1,042, or 64%, from the third quarter of 2006. This increase was primarily due to increased compensation expenses, increased professional fees and the weaker U.S. Dollar compared to the Euro. The increase in compensation expense is due in part to the start up of the Swiss office and the addition of headcount in that office. Average full-time general and administrative employee headcount in the third quarter of 2007 was 26, compared to 20 in the third quarter of 2006.

Consolidated general and administrative expenses for the nine months ended September 30, 2007 were $7,302, an increase of $2,138, or 41%, from the same period of 2006. In addition to the factors noted above for the comparison of the third quarter, the increase in expense was attributable to reduction in the provision for bad debt as amounts were recovered in 2007 for provisions made in 2006. Average full-time general and administrative employee headcount for the first nine months in 2007 was 25 compared to 19 in the same period of 2006.

Amortization of Intangible Assets

Amortization of intangible assets for the third quarter and first nine months of 2007 increased $81 and $422, respectively, over the comparable periods of 2006. The increase was primarily related to the amortization of intangible assets resulting from the acquisitions of Logico and Able in 2006.

Impairment of Investment in SSI

In the first quarter of 2006, we determined that our investment in Secured Services, Inc. (SSI) had been impaired. In the second quarter of 2006 we recovered a portion of the investment that had been impaired. The charge taken in the first quarter of 2006 represented the full amount of the remaining investment we had in SSI as of that date. There have been no further adjustments related to our investment in SSI since the third quarter of 2006.

Interest Income

Consolidated net interest income was $192 in the third quarter of 2007 as compared to expense of $58 in the third quarter of 2006. For the nine months ended September 30, interest income was $330 in 2007 compared to $16 in the same period of 2006. The increase in interest income in both periods is primarily attributable to income on higher average invested cash balances.

Other Income (Expense), Net

Other income primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies and subsidies received from foreign governments in support of our export business in those countries. Other expense for the third quarter of 2007 was $289 and compares to other income of $27 for the third quarter of 2006. Other expense for the first nine months of 2007 was $334 compared to other income of $135 in the first nine months of 2006. The reductions in income in the three and nine-month periods reflect an increase in exchange losses related to U.S. Dollar positions that were not fully hedged in 2007.

Income Taxes

Income tax expense for the third quarter of 2007 was $2,284, an increase of $626 from the third quarter of 2006. The increase in tax expense is attributable to higher pre-tax income partially offset by a lower effective tax rate. The effective tax rate was 28% for the third quarter of 2007 and compares to 33.5% for the third quarter of 2006.

Income tax expense for the first nine months of 2007 was $6,880, an increase of $2,862 from the same period in 2006. The increase in tax expense reflects the tax on increased earnings, partially offset by a lower effective tax rate. The effective tax rate was 28% for the first nine months of 2007 and compares to 34.9% for the first nine months of 2006. The estimated effective tax rate for the first nine months of 2006 was 33.2%, but was increased for the effect of the impairment charge related to SSI, which was considered to be a one-time expense item with no corresponding tax benefit.

The effective tax rate for both periods reflects our estimate of our full-year tax rate at the end of each respective period. The rate reported in 2007 is lower than the rate reported in 2006 as our estimate of the full-year tax rate in 2007 reflects increased earnings in Switzerland, which are taxed at a lower statutory rate and increased earnings in the United States, which will be offset by the use of tax loss carryforwards.

At December 31, 2006, we had U.S. net operating loss carryforwards of $23,798 and foreign net operating loss carryforwards of $7,829. Such losses are available to offset future taxable income in the respective jurisdictions. These tax benefits have been recognized, but are offset by valuation reserves. The U.S. loss carryforwards expire in varying amounts beginning in 2018 and continuing through 2023. In addition, if certain substantial changes in the Company’s ownership are deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized. The foreign loss carryforwards have no expiration dates. The foreign loss carryforwards include $3,042 which was obtained in the Logico acquisition and, if utilized, would not reduce income tax expense, but would reduce deferred tax assets or goodwill instead.

Liquidity and Capital Resources

Our net cash balance (total cash less loans payable to banks) was $36,722 at September 30, 2007, an increase of $10,693, or 41% from $26,029 at June 30, 2007, and an increase of $24,108, or 191%, from $12,614 at December 31, 2006.

At September 30, 2007, we had working capital of $46,634, an increase of $8,810, or 23%, from $37,824 reported at June 30, 2007, and an increase of $24,576, or 111% from $22,058 at December 31, 2006. The increase in cash and working capital was primarily related to positive earnings before interest, taxes, depreciation and amortization (EBITDA).

Days sales outstanding in net accounts receivable decreased to 55 days at September 30, 2007 from 67 days at June 30, 2007. Days sales outstanding in receivables decreased in the third quarter of 2007 primarily due to the fact that revenue was realized more evenly in the third quarter of 2007 than in the second quarter.

EBITDA from continuing operations for the three and nine months ended September 30, 2007 were $8,743 and $26,504, respectively, and reflect an increase of $3,424, or 64% and $14,313, or 117% over amounts for the same periods of the prior year. A reconciliation of EBITDA to net income for the three and nine-month periods ended September 30, 2007 and 2006 follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
EBITDA	$8,743	$5,319	$26,504	$12,191

Interest income, net	192	(58)	330	16
Provision for income taxes	(2,284)	(1,658)	(6,880)	(4,018)
Depreciaton and amortization	(779)	(316)	(2,263)	(698)

Net income	$5,872	$3,287	$17,691	$7,491

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

EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States (U.S. GAAP). While we believe that EBITDA as defined above is useful within the context described above, it is in fact incomplete and not a measure that should be used to evaluate our full performance or prospects. Such evaluation needs to consider all of the complexities associated with our business including, but not limited to, how past actions are affecting current results and how they may affect future results, how we have chosen to finance the business and how regulations and the other aforementioned items affect the final amounts that are or will be available to shareholders as a return on their investment. Net income determined in accordance with U.S. GAAP is the most complete measure available today to evaluate all elements of our performance. Similarly, our Consolidated Statements of Cash Flows provide the full accounting for how we have decided to use resources provided to us from our customers, lenders and shareholders.

At September 30, 2007, we had an overdraft agreement in place with Fortis Bank, wherein we could borrow up to 3,500 Euros or U.S. Dollars. We borrow against this line of credit as part of our hedging program as noted previously. Based on receivable balances as of September 30, 2007 and the amount of borrowings outstanding under the line to support our hedging program, $180 of the overdraft agreement was available to us for borrowing at September 30, 2007.

We believe that our current cash balances, credit available under our existing overdraft agreement, the anticipated cash generated from operations, and deposits that will be received in future quarters on orders of our products will be sufficient to meet our anticipated cash needs over the next 12 months.

There is substantial risk, however, that we may not be able to achieve our revenue and cash goals. If we do not achieve those goals, we may need to significantly reduce our workforce, sell certain assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenue and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the nine months ended September 30, 2007. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4. Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q and in other reports required to be filed under the Securities Exchange Act of 1934, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission for such filings. As required by Rule 13a-15(b) under the Exchange Act, our management, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2007. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the other members of our management, have determined that as of September 30, 2007, the disclosure controls and procedures were and are effective as designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act relating to us and our consolidated subsidiaries would be accumulated and communicated to them, as appropriate, to allow timely disclosures regarding required disclosures.

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2007.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2007

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2007.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2007.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown
Clifford K. Bown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2007.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2007.

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2007.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2007.