Form 10-K
period 2007-12-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2008-03-14
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-24389

VASCO Data Security International, Inc.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-4169320
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1901 South Meyers Road, Suite 210

Oakbrook Terrace, Illinois 60181

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code:

(630) 932-8844

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $.001 per share	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes              No      X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the act.    Yes              No      X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer          Accelerated filer      X        Non-accelerated filer          Smaller reporting company

                                                           (do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes              No      X

As of June 30, 2007, the aggregate market value of voting and non-voting common equity (based upon the last sale price of the common stock as reported on the Nasdaq Stock Market on June 30, 2007) held by non-affiliates of the registrant was $627,626,483 at $22.76 per share.

As of February 25, 2008, there were 37,243,955 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

This report contains the following trademarks of the company, some of which are registered: VASCO, VACMAN, Digipass, and Digipass Pack.

Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 concerning, among other things, the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and the anticipated future growth in certain markets in which we currently market and sell our products or anticipate selling and marketing our products in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect”, “believe”, “will”, “anticipate”, “emerging”, “intend”, “plan”, “could”, “may”, “estimate”, “should”, “objective” and “goal” and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors have been described in greater detail in this Annual Report on Form 10-K and include, but are not limited to, (a) risks of general market conditions, including currency fluctuations, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, changing government regulations and (c) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements.

PART I

Item 1 - Business

VASCO Data Security International, Inc. was incorporated in the State of Delaware in 1997 and is the successor to VASCO Corp., a Delaware corporation. Our principal executive offices are located at 1901 South Meyers Road, Suite 210, Oakbrook Terrace, Illinois 60181; the telephone number at that address is (630) 932-8844. Our international headquarters in Europe is located at World-Wide Business Center, Balz-Zimmermannstrasse 7, CH-8152 Glattbrugg, Switzerland; the phone number at this location is 41(0)43 813 3500. Our principal operations offices in Europe are located at Koningin Astridlaan 164, B-1780 Wemmel, Belgium and the telephone number at that address is 32(0)2/609.97.00. Unless otherwise noted, references in this Annual Report on Form 10-K to “VASCO”, “company”, “we”, “our”, and “us” refer to VASCO Data Security International, Inc. and its subsidiaries.

Additional information on the company, our products and its results, including the company’s annual report on Form 10-K, quarterly reports on our Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with the Securities and Exchange Commission, or SEC are available, free of charge, on our web site at http://www.vasco.com. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We file our reports electronically and they are, therefore, available from the SEC electronically at the SEC’s web site (http://www.sec.gov).

General

We, through our operating subsidiaries, design, develop, market and support open standards-based hardware and software security systems that manage and secure access to information assets. We design, develop, market and support patented “Strong User Authentication” products for e-business and e-commerce. Our products enable secure financial transactions to be made over private enterprise networks and public networks, such as the Internet. Our Strong User Authentication is delivered via our hardware and software Digipass security products, (collectively “Digipasses”) most of which incorporate an electronic signature capability, which guarantees the integrity of electronic transactions and data transmissions. Some of our Digipasses are compliant with the Europay MasterCard Visa (EMV) standard and are compatible with MasterCard’s and VISA’s Chip Authentication Program (CAP). Some of our Digipass units are OATH (Initiative for Open Authentication) compliant.

The backbone of our product range is VACMAN Controller. VACMAN Controller has been extended to support all VASCO authentication technologies, including passwords, dynamic password technology (Digipass), certificates and biometrics, on one unique platform. Our strategy is to be the full option, all-terrain authentication company.

Our VACMAN Middleware products limit application access to designated Digipass users. Digipass and VACMAN combine to provide greater flexibility and a more affordable means than competing products of authenticating to any network, including the Internet.

VASCO’s product lines include:

•	VACMAN: Core authentication platform, combining all technologies on one unique platform;

•	Identikey: VASCO’s authentication server, combining the VACMAN core authentication platform with full server functionality;

•	aXs GUARD: Leading authentication appliance, combining Identikey with a wide variety of Internet communication solutions;

•	Digipass: A suite of over 50 multi-application client e-signature software products, based on the world’s most widely spread electronic client platforms;

•

Digipass Plus: Authentication services combining all VASCO products and solutions in an outsourced service offering. VASCO also offers related services under the DigipassPlus label, such as Fraud Detection and Analysis and VASCO Video Training.

Our target markets are the applications and their several hundred million users that utilize fixed passwords as security. Our event and time-based system generates a “one-time” password that changes with every use. As a result, when compared to fixed passwords, it substantially reduces the risk of unauthorized access to the application.

Our security solutions are sold worldwide through our direct sales force, as well as through distributors, resellers and systems integrators. We currently have approximately 6,500 customers, including approximately 1,000 financial institutions, in more than 100 countries. Representative customers of our products include HSBC, Rabobank Nederland, ING Bank, Fortis Bank, Wachovia, Daimler Chrysler, VeriSign and CoStar Group. In 2007, we sold to 2,509 new accounts, of which 379 were banks and 2,130 were Enterprise Security customers. In 2006, we sold to 1,553 new accounts, of which 233 were banks and 1,320 were Enterprise Security customers.

Our Background

Our predecessor company, VASCO Corp., entered the data security business in 1991 through the acquisition of a controlling interest in ThumbScan, Inc., which we renamed VASCO Corporation in 1993. In 1996, we began an expansion of our computer security business by acquiring Lintel Security NV/SA, a Belgian corporation, which included assets associated with the development of security tokens and security technologies for personal computers and computer networks. In addition, in 1996, we acquired Digipass NV/SA, a Belgian corporation, which was also a developer of security tokens and security technologies and whose name we changed to VASCO Data Security NV/SA in 1997.

On March 11, 1998, we completed a registered exchange offer with the holders of the outstanding securities of VASCO Corp. Since the exchange offer, we have engaged in seven acquisitions and one disposition. Two of the acquisitions were in 2006.

On May 11, 2006, we acquired all of the shares of Logico Smart Card Solutions GmbH and its subsidiary, Logico Vertriebs GmbH, an authentication specialist located in Austria, with extensive experience in smart card operating systems. The aggregate cash purchase price was approximately $2.4 million.

On October 25, 2006, we acquired the stock of Able NV, (Able), a Unified Threat Management (UTM) specialist located in Mechelen, Belgium. Able’s key product is the aXs GUARD appliance, which combines 21 different applications for Internet security, including Digipass strong user authentication, virtual private networks (VPN), firewall, anti-virus, hacker detection, statistics reporting, content scanning and more. The cost of the Able acquisition was approximately $6.3 million in cash.

In December 2006, we opened our European headquarters in Zurich, Switzerland. In August 2007, we created a wholly-owned sales subsidiary in Brazil, and in December 2007, we created a wholly-owned sales subsidiary in Japan.

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

“In view of the increasing acceptance of Internet banking services and the growing sophistication of Internet banking frauds, the banking industry in Hong Kong reached a general consensus in June 2004 to implement two-factor authentication for high-risk retail Internet banking transactions. Banks offering high-risk retail Internet banking transactions will have two-factor authentication ready for their customers by June 2005. Customers will need to adopt two-factor authentication if they wish to conduct those transactions.”

In October 2005, in the U.S., the Board of Governors of the Federal Reserve System and related agencies issued Final Rules on Identity Theft, requiring each financial institution to develop and implement an anti-identity theft program by December 31, 2006.

Components of Security. Data and financial asset security, and secured access to and participation in on-line commerce, generally consist of the following components:

•

Encryption: Maintains data privacy by converting information into an unreadable pattern and allowing only authorized parties to decrypt the data. Encryption can also maintain data integrity by creating digital signatures for transmitted data, enabling the recipient to check whether the data has been changed since or during transmission.

•

Identification and Authentication: Serves as the foundation for other security mechanisms by verifying that a user is who he or she claims to be. Identification and authentication mechanisms are often employed with encryption tools to authenticate users, to determine the proper encryption key for encrypting/decrypting data, or to enable users to digitally “sign” or verify the integrity of transmitted data.

•

Access Control: Software that provides authentication, authorization and accounting functions, controlling a user’s access to only that data or the financial assets which he or she is authorized to access, and that keeps track of a user’s activities after access has been granted.

•

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

Our Solution

We have found that, to date, most approaches to network security, including Internet security, have been limited in scope and have failed to address all of the critical aspects of data security. We believe that an effective enterprise-wide solution must address and assimilate issues relating to the following:

•	Speed and ease of implementation, use and administration;

•	Reliability;

•	Interoperability with diverse enterprise environments, existing customer applications and the security infrastructure;

•	Scalability; and

•	Overall cost of ownership.

Accordingly, we have adopted the following approach to data security:

•

In designing our products, we have sought to incorporate industry-accepted, open and non-proprietary protocols. This permits interoperability between our products and the multiple platforms, products and applications widely in use.

•

We have designed our products and services to minimize their integration effort with, and disruption of, existing legacy applications and the security infrastructure. We provide customers with easier implementations and a more rapid means of implementing security across the enterprise, including the Internet. With security being a critical enabling technology for on-line business initiatives, speed and ease of security implementation has become crucial to an organization’s success.

•

We design our products and services to have a more attractive total cost of ownership than competing products and services. We have found that product improvements and tools that lower a customer’s total cost of ownership create differentiating sales and marketing tools and also help in the development of a highly loyal customer base that is open to new solutions that we offer.

As a result of this approach, we believe that we are the leading provider of strong software and hardware authentication security solutions for all types of on-line, risk-based transactions.

Our Strategy

We believe we have one of the most complete lines of security products and services for strong user authentication available in the market today. We also believe that we can demonstrate to an increasing number of distributors, resellers and systems integrators that they can more effectively differentiate themselves in their marketplaces and increase the value of their products by incorporating our security products into their own products. On a broad basis, our strategy is to:

•	Continue our “full-option” strategy by offering the financial services sector the full array of authentication products and services;

•

Expand our penetration in new markets (“all-terrain” strategy) by taking the products offered in the financial services sector to other markets including, but not limited to, business enterprises, other vertical markets that center around core applications that are similar to the way that the financial services market operates in e-commerce applications and e-government applications; and

•	Strengthen our position in markets other than financial services by developing and offering application or market-specific authentication products and services.

Increase Sales and Marketing Efforts Worldwide. We intend to increase our sales and marketing efforts in our established European markets as well as our developing markets in North America, South America, Asia, Australia and the Middle East. We are planning to increase both our sales and marketing staff worldwide and the number of our marketing events held, such as banking summits, enterprise security and application security events. We also plan to open new offices in the world’s leading business hubs following a three-step strategy:

•	Gain a foothold in the country’s financial services market;

•	Hire local staff to reinforce our position in the financial services market; and

•	Open an office and hire additional staff to expand our presence into the other application-specific markets. As part of our strategy for the other application-specific markets, we plan to:

-	Form additional strategic relationships with resellers and vendors of complementary, innovative security products and systems; and

-	Develop a marketing and sales infrastructure, largely in the form of new resellers, distributors, and solution providers.

Continue Innovation. We intend to continue to enhance and broaden our line of security products to meet the changing needs of our existing and potential customers by:

•	Building on our core software and hardware security expertise by continuing to expand our technology and services for use on different platforms, such as mobile phones and personal digital assistants;

•	Expanding our authentication services product offering;

•	Acquiring complementary technologies or businesses; and

•

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

In order to provide the greatest flexibility, without compromising on functionality or security, VACMAN solutions are designed to integrate with most popular hardware and software. Once integrated, the VACMAN components become largely transparent to the users, minimizing rollout and support issues.

VACMAN Controller

VACMAN Controller is the backbone of VASCO’s product strategy towards the banking and e-commerce markets. VACMAN Controller encompasses all four authentication technologies (passwords, dynamic password technologies, certificates and biometrics) and allows our customers to use any combination of those technologies simultaneously. VACMAN Controller is natively embedded in or compatible with the solutions of over 100 VASCO solution partners.

Designed by specialists in “system entry” security, VACMAN Controller makes it easy to administer a high level of access control and allows our customers to match the level of authentication security used with their perceived risk for each user of their application. Our customer simply adds a field to his or her existing user database, describing the authentication technology used and, if applicable, the unique Digipass token assigned to the end user of their application. VACMAN Controller takes it from there, automatically authenticating the logon request using the security sequence the user specifies, whether it’s a one-time password using either response-only or a challenge/response authentication scheme or an electronic signature.

VACMAN Controller allows the user the freedom to provide secure remote access to virtually any type of application. VACMAN Controller is a library requiring only a few days to implement in most systems and supports all Digipass functionality. Once linked to an application, VACMAN Controller automatically handles login requests from any users authorized to have a Digipass.

VACMAN Middleware

For organizations of all sizes that need to authenticate remote users for access to enterprise networks and their applications, VACMAN Middleware is a software suite used to verify authentication requests and to centrally administer user authentication policies. Unlike other authentication solutions, VACMAN Middleware—together with VASCO’s Digipass family—provides affordable strong authentication and secure access to web applications, business applications and VPN.

VACMAN Middleware in combination with Digipass authenticators eliminates the weakest link in any security structure, the use of static passwords. It’s a turnkey solution that can be up and running in minutes, not hours or weeks.

The main authentication tool in a VACMAN Middleware enabled infrastructure remains the Active Directory service. The storage of the Digipass related data is linked with the users in the Active Directory. As a result, a scalable approach is achieved and an optimal support is provided for multiple domains and delegated administration. VACMAN Middleware supports ODBC compliant databases, such as Oracle 9i, Microsoft SQL server 2000 and 2005, IBM DB2 8.1, Sybase Adaptive Server Anywhere 9.0 and PostgreSQL 8.0 and 8.1. VACMAN Middleware is delivered with PostgreSQL update database release versions.

The audit console monitors incoming and outgoing RADIUS (Remote Authentication Dial-in User Service) and web traffic (or any other events) on the VACMAN Middleware server. The audit console presents all the statistical information you need to manage your remote access environment – providing details on events that have occurred since VACMAN Middleware started running, including:

•	connection period

•	number of information messages

•	warnings

•	errors and fatal errors

There are no hardware or software conflicts to worry about because VACMAN Middleware uses a non intrusive method of enabling Digipass authentication. Simply place VACMAN Middleware between the Network Access Server and your existing RADIUS server – without affecting the performance of either.

aXs GUARD Product Line

There are two types of aXs GUARD appliances: aXs GUARD Authentication Appliance and aXs GUARD Authentication & Internet Security Appliance.

aXs GUARD Authentication Appliance

The aXs GUARD Authentication Appliance is a standalone authentication solution that offers strong two-factor authentication for remote Access to the corporate network or to web-based in-house business applications. It comes in a standard 19 inch rack with a mountable “slim fit” design. The appliance verifies Digipass authentication requests from RADIUS clients and web filters and can easily be integrated with any authentication server. It features a web based administration interface as well as an auditing and reporting console.

aXs GUARD Authentication & Internet Security Appliance

The aXs GUARD Authentication & Internet Security Appliance consists of a range of dedicated appliances that brings strong user authentication and secure internet communications to the enterprise through a choice of 21 software modules. aXs GUARD integrates Digipass to provide secure two factor user authentication. It is a standalone modular communications solution allowing among others intrusion, website and virus protection; remote connection through VPN’s; reporting and monitoring console etc.

Identikey Server 3.0

Identikey Server 3.0 delivers a complete turnkey solution used to verify Digipass authentication requests for remote network access or access to in-house, web-based business applications. The server software verifies authentication requests from standard RADIUS clients against a local database of users. Additionally, Identikey also provides an electronic signature system for secure transaction validation. The modular design offers centralized user management, web based administration, multi-platform support and enhanced reporting features. Identikey Server 3.0 comes with a flexible licensing system allowing easy expansion of users and Digipass.

Digipass Product Line

Our Digipass product line, which exists as a family of authentication devices as well as extensive software libraries, provides a flexible and affordable means of authenticating users to any network, including the Internet.

Security can be broken into three factors:

•	What the user has (the Digipass itself, in either hardware or software version);

•	What the user knows (the PIN code to activate the Digipass); and

•	Who the user is (biometrics).

The Digipass family is currently based on the first two factors. Using the Digipass system, in order to enter a remote system or to digitally sign data, the user needs the:

•	Software and Hardware client authentication device (Digipass) itself so that if he or she does not physically have the device, he or she will not be able to log on to the system; and

•	PIN code for the Digipass so if the user does not know the appropriate code, he or she will not be able to use the applications stored inside.

Both factors help ensure that a natural person is authenticating (or signing), instead of a computer or another device. These factors also enable very high portability for security anytime, anywhere and anyhow.

Digipasses calculate dynamic signatures and passwords, also known as one-time passwords, to authenticate users on a computer network and for a variety of other applications. There are over 50 models of the Digipass, each of which has its own distinct characteristics depending on the platform that it uses and the functions it performs. However, the Digipass family is designed to work together and customers can switch their users’ devices without requiring any changes to the customers’ existing infrastructure. In addition, these devices can be used to calculate digital signatures, also known as electronic signatures or message authentication codes, to protect electronic transactions and the integrity of the contents of such transactions.

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

Finally, the Digipass technology is also available in a Web browser based version. The Digipass for Web is the ideal product to replace a password-based security or paper based authentication system with a security system leveraging strong authentication, to achieve a higher security level. Digipass for Web supports user authentication, transaction signing and document signing. No software installation is required on the end-user’s PC.

A VASCO-secured system has the features needed to secure both today’s and tomorrow’s IT resources.

Digipass at Work

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

Using a Digipass requires a connection to the host (server) computer that knows the parameters of the end-user’s Digipass. Every time the user sends a dynamic password or digital signature to the host computer, the computer will retrieve all the necessary information from the database and will check the validity of the password or signature. After the host has checked the validity of the dynamic password or signature, it will notify the end-user of the correctness or incorrectness of the validity check.

Digipass security devices are not terminal dependent and do not require any specific software platform since they only interact with a person.

Currently, the Digipass is used in a wide variety of applications, the largest of which is banking. Banking applications include:

•	Corporate banking through direct dial-up, as well as over the Internet, and

•

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

Digipass Pack

There are 3 Digipass Packs available: Digipass Pack for Remote Authentication, Digipass Pack for Network Authentication and a combination of both, Digipass Pack for Remote and Network Authentication.

Digipass Pack for Remote Authentication

Digipass Pack for Remote Authentication is a two-factor authentication solution that replaces static logon procedures by a secure logon with One-Time Passwords. Digipass Pack for Remote Authentication has been designed to perform seamlessly with RADIUS based remote VPN clients. It incorporates Digipass software for RADIUS authentication on any type of RADIUS compliant VPN client. Digipass Pack for Remote Authentication is an out-of-the-box solution containing 5 Digipass Go 3 devices, 5 end user licenses for VACMAN Middleware for RADIUS, an installation manual, a software installation CD and 1 year of software maintenance and support services.

Digipass Pack for Network Authentication

Digipass Pack for Network Authentication is a two-factor authentication solution that replaces single factor logon (username and password) with strong passwords which are securely stored on the Digipass Smart Card. It has been designed to perform seamlessly with Windows operating systems. (Windows is a registered trademark of Microsoft Corporation in the United States and other countries.)

Digipass Pack for Network Authentication is an out-of-the-box solution containing 5 Digipass 905 units or 5 Omnikey CM4040 units; 5 Digipass Smart Cards; 5 end user licenses for Digipass Windows logon, Digipass Application Logon, Digipass Web Logon, Digipass Citrix Metaframe Logon, Digipass Windows Terminal Server Logon; a software installation CD and installation manual and 1 year of software maintenance and support services.

Digipass Pack for Remote and Network authentication

The Digipass Pack for Remote and Network Authentication is developed for remote authentication to IT infrastructure or local authentication to operating systems, servers, applications, portals and protected websites. It is a two-factor authentication solution that replaces static logon procedures to a secure logon with One Time Passwords. It has been designed to perform seamlessly with Windows operating systems or any RADIUS compliant VPN client or web page.

Digipass Pack for Remote and Network Authentication is an out-of-the-box solution containing 5 Digipass 860 units; 5 end user licenses for Digipass Windows logon, Digipass Application Logon,

Digipass Web Logon, Digipass Citrix Metaframe Logon, Digipass Windows Terminal Server Logon; software installation CD’s; an installation manual and 1 year of software maintenance and support services.

Intellectual Property and Proprietary Rights and Licenses

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as employee and third-party non-disclosure agreements to protect our proprietary rights. In particular, we hold several patents in the U.S. and in certain European countries, which cover multiple aspects of our technology. These patents expire between 2008 and 2027. In addition to the issued patents, we also have several patents pending in the U.S. and other countries. The majority of our issued and pending patents cover our Digipass family. We believe these patents to be valuable property rights and we rely on the strength of our patents and on trade secret law to protect our intellectual property rights. To the extent that we believe our patents are being infringed upon, we intend to assert vigorously our patent protection rights, including but not limited to, pursuing all available legal remedies.

Research and Development

Our research and development efforts historically have been, and will continue to be, concentrated on product enhancement, new technology development and related new product introductions. We employ a team of full-time engineers and, from time to time, also engage independent engineering firms to conduct non-strategic research and development efforts on our behalf. We recorded $9.4 million, $5.5 million and $3.6 million for fiscal years ended December 31, 2007, 2006 and 2005, respectively, on company-sponsored research and development.

Production

Our security hardware Digipasses are manufactured by third party manufacturers pursuant to purchase orders that we issue. Our hardware Digipasses are made primarily from commercially available electronic components that are purchased globally. Our software products, including software versions of our Digipasses are produced either in-house or by several VASCO sources primarily in Australia and Europe.

Hardware Digipasses utilize commercially available programmable microprocessors, or chips. We use a limited number of microprocessors, made by Samsung, for the various hardware products we produce. The Samsung microprocessors are purchased from Samsung Semiconductor in Germany. The microprocessors are the only components of our security tokens that are not commodity items readily available on the open market.

Orders of microprocessors generally require a lead-time of 12-16 weeks. We attempt to maintain a sufficient inventory of all parts to handle short-term increases in orders. Large orders that would significantly deplete our inventory are typically required to be placed with more than 12 weeks of lead-time, allowing us to make appropriate arrangements with our suppliers.

We purchase the microprocessors and arrange for shipment to third parties for assembly and testing in accordance with our design specifications. Our Digipass products are assembled by one of three independent companies with headquarters in Hong Kong and production facilities in China. Purchases from these companies are made on a volume purchase order basis. These companies commit to very high production standards, and as a result, they also have major production contracts with Japanese hi-tech companies. Equipment designed to test product at the point of assembly is supplied by us and periodic visits are made by our personnel for purposes of quality assurance, assembly process review and supplier relations.

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

Sales and Marketing

Our security solutions are sold through our direct sales force, as well as through 77 distributors, their reseller networks and systems integrators. A sales staff of 73 coordinates our sales activity through both our sales channels and our strategic partners’ sales channels and makes direct sales calls either alone or with sales personnel of vendors of computer systems. Our sales staff also provides product education seminars to sales and technical personnel of vendors and distributors with whom we have working relationships and to potential end-users of our products.

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

Customers and Markets

Customers for our products include some of the world’s most recognized names: HSBC, Rabobank, ING Bank, Fortis Bank, Wachovia, Daimler Chrysler, and VeriSign. In 2007, we announced numerous new customers around the world including, but not limited to, Reliance Money (India), Huntington Bank (U.S.), People’s United Bank (U.S.), RBC Centura (U.S.).

For the years 2007, 2006, and 2005, our top 10 customers contributed 45%, 49% and 64%, respectively, of total worldwide revenue. There were no customers that accounted for more than 10% of our revenue in 2007. Sales to HSBC exceeded 10% of our total revenue in 2006. Sales to Rabobank Nederland and HSBC each exceeded 10% of our revenue in 2005.

A significant portion of our sales is denominated in foreign currencies and changes in exchange rates could impact results of operations. To minimize exposure to risks associated with fluctuations in currency exchange rates, we attempt to denominate an amount of billings in a currency such that it would provide a hedge against operating expenses being incurred in that currency. For additional information regarding how currency fluctuations can affect our business, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk.”

We also experience seasonality in our business. These seasonal trends are most notable in the summer months, particularly in Europe, when many businesses defer purchase decisions.

We organize our sales group and report our results in two vertical markets:

•	Banking and Financial Institutions: Our traditional stronghold where we are still growing rapidly.

•	Enterprise Security: Our second market that has grown into a robust source of revenue and includes:

-

Various corporations for network and remote access: We have enjoyed growing success in this market and have developed new products that we believe will allow us to compete more effectively for both SME (small and medium enterprises) as well as large corporations.

-

Other application-specific markets: Our products are being used in more than 50 different applications and we believe that we will be able to identify and leverage our knowledge with those applications to increase our penetration in the more promising markets

-	E-commerce: Both business-to-business and business-to-consumer e-commerce are becoming ever more important for us.

-	E-government: Our revenue in this market is still small, but we are ready to take advantage of the market’s evolution.

Our channel partners are critical to our success in the Enterprise Security markets. We serve this market exclusively via our two-tier indirect sales channel. We train employees of our resellers and distributors on-site and in our offices. In addition, we have developed online video training software that allows us to train people worldwide, resulting in cost and time benefits.

We invest in and support our channel with marketing and public relations actions. Distributors and resellers get the tools they need to be successful, such as campaigns, case studies, marketing funds and more. We expect our Enterprise Security market to become even more successful in the future.

Backlog

Our backlog at December 31, 2007 was approximately $39.6 million compared to $25.6 million at December 31, 2006. We anticipate that substantially all of the backlog at the end of 2007 would be shipped in 2008. We do not believe that the specific amount of backlog at any point in time is indicative of the trends in our markets or the expected results of our business. Given the relatively small size of our business and the large size of potential orders, the backlog number can change significantly with the receipt of a new order or modification of an existing order, for example, shipment timing.

Financial Information Relating to Foreign and Domestic Operations

For financial information regarding VASCO, see our Consolidated Financial Statements and the related Notes, which are included in this Annual Report on Form 10-K. We have a single reportable segment for all our products and operations. See Note 14 to VASCO Notes to Consolidated Financial Statements for a breakdown of revenue and long-lived assets between U.S. and foreign operations.

Employees

As of December 31, 2007, we had 240 full time employees. Of these, 30 were located in North America, 179 were located in Europe, 21 were located in Australia and 10 located in Asia. Of the total, 137 were involved in sales, marketing and customer support, 72 in research and development and 31 in general and administration.

Item 1A - Risk Factors

RISK FACTORS

You should carefully consider the following risk factors, which we consider the most significant, as well as other information contained in this Annual Report on Form 10-K. In addition, there are a number of less significant and other general risk factors that could affect our future results. If any of the events described in the risk factors were to occur, our business, financial condition or operating results could be materially and adversely affected. We have grouped our Risk Factors under captions that we believe describe various categories of potential risk. For the reader’s convenience, we have not duplicated risk factors that could be considered to be included in more than one category.

Risks Related to Our Business

We had a long operating history, but only a small accumulated profit.

Although we have reported net income of $20,963,000, $12,587,000 and $7,701,000 for the years ended December 31, 2007, 2006 and 2005, respectively, our retained earnings was only $565,000 at December 31, 2007. Over our seventeen-year operating history, we have operated at a loss for many of those years.

We derive revenue from a limited number of products and do not have a broadly-diversified product base.

Substantially all of our revenue is derived form the sale of authentication products. We also anticipate that a substantial portion of our future revenue, if any, will also be derived from these products. If the sale of these products is impeded for any reason and we have not diversified our product offerings, our business and results of operations would be negatively impacted.

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

A typical sales cycle in the Banking market is often three to six months. Larger Banking transactions may take up to 18 months or more. Purchasing decisions for our products and systems may be subject to delays due to many factors that are not within our control, such as:

•	The time required for a prospective customer to recognize the need for our products;

•	The significant expense of many data security products and network systems;

•	Customers’ internal budgeting processes; and

•	Internal procedures customers may require for the approval of large purchases.

As our operating expenses are based on anticipated revenue levels, a small fluctuation in the timing of sales can cause our operating results to vary significantly between periods. If revenue falls significantly below anticipated levels, our business would be negatively impacted.

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

We have a significant dependence on major customers and losing any of these customers could result in a significant loss in revenue.

If we don’t find other customers who generate significant future revenue, the unforeseen loss of one or more of our major customers, or the inability to maintain reasonable profit margins on sales to any of these customers, would have a material adverse effect on our results of operations and financial condition.

Our customers have the ability to reschedule their deliveries.

A major portion of our business is scheduled by our customers under firm purchase orders (POs) which call for multiple shipments over the course of twelve months. Typically, these are firm orders with specific requests for shipments on specified dates. Occasionally, a customer may request that a shipment be accelerated and delivered earlier than scheduled or, conversely, delayed and delivered later than originally scheduled. The result is a quarter’s results may be impacted positively or negatively when such rescheduling takes place. Thus, our quarterly results may be irregular from quarter to quarter.

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

We may not be able to maintain effective product distribution channels, which could result in decreased revenue.

We rely on both our direct sales force and an indirect channel distribution strategy for the sale and marketing of our products. We may be unable to attract distributors, resellers and integrators, as planned, that can market our products effectively and provide timely and cost-effective customer support and service. There is also a risk that some or all of our distributors, resellers or integrators may be acquired, may change their business models or may go out of business, any of which could have an adverse effect on our business. Further, our distributors, integrators and resellers may carry competing lines of products. The loss of important sales personnel, distributors, integrators or resellers could adversely affect us.

We depend on our key personnel for the success of our business and the loss of one or more of our key personnel could have an adverse effect on our ability to manage our business or could be negatively perceived in the capital markets.

Our success and our ability to manage our business depend, in large part, upon the efforts and continued service of our senior management team. The loss of one or more of our key personnel could have a material adverse effect on our business and operations. It could be difficult for us to find replacements for our key personnel, as competition for such personnel is intense. Further, such a loss could be negatively perceived in the capital markets, which could reduce the market value of our securities.

If we fail to continue to attract and retain qualified personnel, our business may be harmed.

Our future success depends upon our ability to continue to attract and retain highly qualified scientific, technical, sales and managerial personnel. Competition for such personnel is intense and there can be no assurance that we can attract other highly qualified personnel in the future. If we cannot retain or are unable to hire such key personnel, our business, financial condition and results of operations could be significantly adversely affected.

Changes in our effective tax rate may have an adverse effect on our results of operations.

Our future effective tax rates may be adversely affected by a number of factors including the distribution of income among the various countries in which we operate, changes in the valuation of our deferred tax assets, increases in expenses not deductible for tax purposes, including the impairment of goodwill in connection with acquisitions, changes in share-based compensation expense, and changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles. Any significant increase in our future effective tax rates could adversely impact net income for future periods.

Our worldwide income tax provisions and other tax accruals may be insufficient if any taxing authorities assume taxing positions that are contrary to our positions.

Significant judgment is required in determining our provision for income taxes and other taxes such as sales and VAT taxes. There are many transactions for which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of intercompany agreements to purchase intellectual properties, allocate revenue and allocate costs, each of which could ultimately result in changes once the arrangements are reviewed by taxing authorities. Although we believe that our approach to determining the amount of such arrangements is reasonable, we can not be certain that the final tax authority review of these matters will not differ materially from what is reflected in our historical income tax provisions and other tax accruals. Such differences could have a material effect on our income tax provisions or benefits, or other tax accruals, in the period in which such determination is made, and consequently, on our results of operations for such period.

Any acquisitions we make could disrupt our business and harm our financial condition.

We may make investments in complementary companies, products or technologies. Should we do so, our failure to successfully manage future acquisitions could seriously harm our operating results. In the event of any future purchases, we will face additional financial and operational risks, including:

•	Difficulty in assimilating the operations, technology and personnel of acquired companies;

•	Disruption in our business because of the allocation of resources to consummate these transactions and the diversion of management’s attention from our existing business;

•	Difficulty in retaining key technical and managerial personnel from acquired companies;

•	Dilution of our stockholders, if we issue equity to fund these transactions;

•	Assumption of operating losses, increased expenses and liabilities; and

•	Our relationships with existing employees, customers and business partners may be weakened or terminated as a result of these transactions.

Reported revenue may fluctuate widely due to the interpretation or application of accounting rules.

Our sales arrangements often include multiple elements, including hardware, software and maintenance. The accounting rules for such arrangements are complex and subject to change from time to time. Small changes in circumstances could cause wide deviations in the timing of reported revenue.

Our revenue and cash receipts may not be sufficient to meet the operating needs of our business.

Our revenue and cash receipts may not be sufficient to meet the operating needs of the business. If this is the case, we may need to significantly reduce our workforce, sell certain of our assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they may also result in a reduction of recurring revenue and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions.

Risks Related to the Market

We face significant competition and if we lose or fail to gain market share our financial results will suffer.

The market for computer and network security products is highly competitive. Our competitors include organizations that provide computer and network security products based upon approaches similar to and different from those that we employ, such as RSA Security (a subsidiary of EMC Corporation), ActivIdentity, Xiring, Todos Data Systems and Kobil Systems. Many of our competitors have significantly greater financial, marketing, technical and other competitive resources than we do. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products.

A decrease of average selling prices for our products and services could adversely affect our business.

The average selling prices for our solution offerings may decline as a result of competitive pricing pressures, a change in our mix of products, software and services. In addition, competition continues to increase in the market segments in which we participate and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Furthermore, we anticipate that the average selling prices and gross profits for our products will decrease over product life cycles. To sell our products and services at higher prices, we must continue to develop and introduce new products and services that incorporate new technologies or increased functionality. If we experience pricing pressures or fail to develop new products, our revenue and gross margins could decline, which could harm our business, financial condition and results of operations.

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

We experience variations in quarterly operating results and sales are subject to seasonality, both of which may result in a volatile stock price.

In the future, as in the past, our quarterly operating results may vary significantly, resulting in a volatile stock price. Factors affecting our operating results include:

•	The level of competition;

•	The size, timing, cancellation or rescheduling of significant orders;

•	New product announcements or introductions by competitors;

•	Technological changes in the market for data security products including the adoption of new technologies and standards;

•	Changes in pricing by competitors;

•	Our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;

•	Component costs and availability;

•	Our success in expanding our sales and marketing programs;

•	Market acceptance of new products and product enhancements;

•	Changes in foreign currency exchange rates; and

•	General economic trends.

We also experience seasonality in all markets. These seasonal trends are most notable in the summer months, particularly in Europe, when many businesses defer purchase decisions.

Our stock price may be volatile for reasons other than variations in our quarterly operating results.

The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, including the following:

•	Actual or anticipated fluctuations in our quarterly or annual operating results;

•	Differences between actual operating results and results estimated by analysts that follow our stock and provide estimates of our results to the market;

•	Differences between the annual guidance we give to the market with regards to our expected results and actual results;

•	Changes in market valuations of other technology companies;

•	Announcements by us or our competitors of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Additions or departures of key personnel;

•	Future sales of common stock; and

•	Trading volume fluctuations.

A small group of persons control a substantial amount of our common stock and could delay or prevent a change of control.

Our Board of Directors, our officers and their immediate families and related entities beneficially own approximately 26.95%, with Mr. T. Kendall Hunt beneficially owning approximately 25.36%, of the outstanding shares of our common stock. As the Chairman of the Board of Directors, Chief Executive Officer and our largest stockholder, Mr. Hunt may exercise substantial control over our future direction and operation and such concentration of control may have the effect of discouraging, delaying or preventing a change in control and may also have an adverse effect on the market price of our common stock.

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

Risks Related to Technology and Intellectual Property

Technological changes occur rapidly in our industry and our development of new products is critical to maintain our revenue.

The introduction by our competitors of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. Our future revenue growth and operating profit will depend in part upon our ability to enhance our current products and develop innovative products to distinguish ourselves from the competition and to meet customers’ changing needs in the data security industry. We cannot assure you that security-related product developments and technology innovations by others will not adversely affect our competitive position or that we will be able to successfully anticipate or adapt to changing technology, industry standards or customer requirements on a timely basis.

Our products contain third-party, open-source software and failure to comply with the terms of the underlying open-source software licenses could restrict our ability to sell our products or otherwise result in claims of infringement.

Our products are distributed with software programs licensed to us by third-party authors under “open-source” licenses, which may include the GNU General Public License (GPL), the GNU Lesser Public License (LGPL), the BSD License and the Apache License. These open-source software programs include, without limitation, Linux, Apache, Openssl, IPTables, Tcpdump, Postfix, Cyrus, Perl, Squid and Snort. These third-party, open-source programs are typically licensed to us for no fee and the underlying license agreements generally require us to make available to users the source code for such programs, as well as the source code for any modifications or derivative works we create based on these third-party, open-source software programs.

We have not created any modifications or derivative works to, an extended version of, or works based on, any open-source software programs referenced above. We include instructions to users on how to obtain copies of the relevant open-source code and licenses.

We do not provide end users a copy of the source code to our proprietary software because we believe that the manner in which our proprietary software is aligned or communicates with the relevant open-source programs does not create a modification, derivative work or extended version of, or a work based on, that open-source program requiring the distribution of our proprietary source code.

Our ability to commercialize our products by incorporating third-party, open-source software may be restricted because, among other reasons:

•

the terms of open-source license agreements are unclear and subject to varying interpretations, which could result in unforeseen obligations regarding our proprietary products or claims of infringement;

•	it may be difficult to determine the developers of open-source software and whether such licensed software infringes another party’s intellectual property rights;

•	competitors will have greater access to information by obtaining these open source products, which may help them develop competitive products; and

•	open-source software potentially increases customer support costs because licensees can modify the software and potentially introduce errors.

We must continue to attract and retain highly skilled technical personnel for our research and development department.

The market for highly skilled technicians in Europe, Asia, Australia and the United States is highly competitive. If we fail to attract, train, assimilate and retain qualified technical personnel for our research and development department, we will experience delays in introductions of new or modified products, loss of clients and market share and a reduction in revenue.

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

We hold several patents in the United States and in some European countries, which cover multiple aspects of our technology. The majority of our patents cover the Digipass product line. These patents expire between 2008 and 2027. In addition to the issued patents, we also have several patents pending in the United States and other countries. There can be no assurance that we will continue to develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties, or that patents of others will not hinder our competitive advantage. Although certain of our security token technologies are patented, there are other organizations that offer token-type password generators incorporating challenge-response or response-only approaches that employ different technological solutions and compete with us for market share.

We are subject to warranty and product liability risks.

A malfunction of or design defect in our products which results in a breach of a customer’s data security could result in tort or warranty claims against us. We seek to reduce the risk of these losses by attempting to negotiate warranty disclaimers and liability limitation clauses in our sales agreements. However, these measures may ultimately prove ineffective in limiting our liability for damages. We do not presently maintain product liability insurance for these types of claims.

In addition to any monetary liability for the failure of our products, an actual or perceived breach of network or data security at one of our customers could adversely affect the market’s perception of us and our products, and could have an adverse effect on our reputation and the demand for our products.

There is significant government regulation of technology exports and to the extent we cannot meet the requirements of the regulations we may be prohibited from exporting some of our products, which could negatively impact our revenue.

Our international sales and operations are subject to risks such as the imposition of government controls, new or changed export license requirements, restrictions on the export of critical technology, trade restrictions and changes in tariffs. If we become unable to obtain foreign regulatory approvals on a timely basis our business in those countries would no longer exist and our revenue would decrease dramatically. Certain of our products are subject to export controls under U.S. law. The list of products and countries for which export approval is required, and the regulatory policies with respect thereto may be revised from time to time and our inability to obtain required approvals under these regulations could materially and adversely affect our ability to make international sales.

We employ cryptographic technology in our authentication products that uses complex mathematical formulations to establish network security systems.

Many of our products are based on cryptographic technology. With cryptographic technology, a user is given a key that is required to encrypt and decode messages. The security afforded by this technology depends on the integrity of a user’s key and in part on the application of algorithms, which are advanced mathematical factoring equations. These codes may eventually be broken or become subject to government regulation regarding their use, which would render our technology and products less effective. The occurrence of any one of the following could result in a decline in demand for our technology and products:

•	Any significant advance in techniques for attacking cryptographic systems, including the development of an easy factoring method or faster, more powerful computers;

•	Publicity of the successful decoding of cryptographic messages or the misappropriation of keys; and

•	Increased government regulation limiting the use, scope or strength of cryptography.

Risks Related to International Operations

We face a number of risks associated with our international operations, any or all of which could result in a disruption in our business and a decrease in our revenue.

In 2007, approximately 92% of our revenue and approximately 76% of our operating expenses were generated/incurred outside of the U.S. In 2006, approximately 90% of our revenue and approximately 76% of our operating expenses were generated/incurred outside of the U.S. A severe economic decline in any of our major foreign markets could adversely affect our results of operations and financial condition.

In addition to exposures to changes in the economic conditions of our major foreign markets, we are subject to a number of risks any or all of which could result in a disruption in our business and a decrease in our revenue. These include:

•	Inconsistent regulations and unexpected changes in regulatory requirements;

•	Export controls relating to our technology;

•	Difficulties and costs of staffing and managing international operations;

•	Potentially adverse tax consequences;

•	Wage and price controls;

•	Uncertain protection for intellectual property rights;

•	Imposition of trade barriers;

•	Differing technology standards;

•	Uncertain demand for electronic commerce;

•	Linguistic and cultural differences;

•	Political instability; and

•	Social unrest.

We are subject to foreign exchange risks, and improper management of that risk could result in large cash losses.

Because a significant number of our principal customers are located outside the United States, we expect that international sales will continue to generate a significant portion of our total revenue. We are subject to foreign exchange risks because the majority of our costs are denominated in U.S. Dollars, whereas a significant portion of the sales and expenses of our foreign operating subsidiaries are denominated in various foreign currencies. A decrease in the value of any of these foreign currencies relative to the U.S. Dollar could affect the profitability in U.S. Dollars of our products sold in these markets. We do not currently hold forward exchange contracts to exchange foreign currencies for U.S. Dollars to offset currency rate fluctuations.

We must comply with European governmental regulations setting environmental standards.

Our activities in Europe require that we comply with European Union Directives with respect to product quality assurance standards and environmental standards. Directive 2002/95/ec of the European Parliament on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, known as the RoHS Directive, became effective on July 1, 2006. If we fail to maintain compliance, we may be restricted from selling our products in the European Union and this could adversely affect our results of operations. European Directive 2002/96/EC on waste, electrical and electronic equipment, known as the WEEE Directive, makes manufacturers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The WEEE Directive became effective on August 13, 2005. We may incur financial responsibility for the collection, recycling, treatment or disposal of products covered under the WEEE Directive. Because the EU member states have not fully implemented the WEEE Directive, the nature and extent of the costs to comply and fees or penalties associated with noncompliance are unknown at this time. Costs to comply with the WEEE Directive and similar future legislation, if applicable, may also include legal and regulatory costs and insurance costs. We may also be required to take additional reserves for costs associated with compliance with these regulations.

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

Several of our executives are residents of Belgium, and a substantial portion of our assets and those of some of our executives are located in Belgium. As a result, it may not be possible for investors to affect service of process on those persons located in Belgium, or to enforce judgments against some of our executives based upon the securities or other laws of jurisdictions other than Belgium. Moreover, we believe that under Belgian law there exists certain restrictions on the enforceability in Belgium in original actions, or in actions of enforcement of judgments rendered against us in courts of outside jurisdictions that are a party to the Brussels Convention on Jurisdiction and the Enforcement of Judgments in Civil and Commercial Matters (as amended). Actions for enforcement of such judgments may be successful only if the Belgian court confirms the substantive correctness of the judgment of such court, and is satisfied:

•	That the judgment is not contrary to the principles of public policy in Belgium or rules of Belgian public law;

•	That the judgment did not violate the rights of the defendant;

•	That the judgment is final under applicable law;

•	That the court did not accept its jurisdiction solely on the basis of the nationality of the plaintiff; and

•	As to the authenticity of the text of the judgment submitted to it.

Judgments rendered in the courts of parties to the Brussels Convention will be enforceable by the courts of Belgium without reexamination of the merits of the case provided such judgment is final and otherwise satisfies all of the conditions provided for in this Convention. If proceedings have been brought in one country, however, new proceedings in another country may be barred.

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

Our corporate financial headquarters is located in Oakbrook Terrace, Illinois, and our U.S. sales office is located in Westborough, Massachusetts.

Our international headquarters is in Zurich, Switzerland. Our European operational headquarters, which includes sales and marketing, research and development and support facilities are located in a suburb of Brussels, Belgium. We also have a sales and research and development facility in the Netherlands; as well as operations facilities in Mechelen, Belgium. We also have research and development facilities in Bordeaux, France and Vienna, Austria.

We occupy two locations in Australia. In Brisbane we have an administrative and research and development facility. Our Australian sales office is located in Sydney.

In the Asia/Pacific region we currently occupy three sales offices. These offices are located in Singapore, Shanghai, China, and Tokyo, Japan.

We also have a sales office in Sao Paulo, Brazil, as well as several other regional sales offices located in the U.K., Russia, and Germany.

All of our properties are leased and we believe that these facilities are adequate for our present growth plans.

Item 3 - Legal Proceedings

We are from time to time involved in litigation incidental to the conduct of our business. We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our business, financial condition or results of operations.

Item 4 - Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2007, through solicitation of proxies or otherwise.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001 per share, trades on the NASDAQ Stock Market under the symbol VDSI.

The following table sets forth the range of high and low closing prices of our common stock on the NASDAQ Stock Market for the past two years.

2007	High	Low
Fourth quarter	$44.25	$19.31
Third quarter	37.46	21.42
Second quarter	23.88	16.95
First quarter	19.50	11.71

2006
Fourth quarter	$12.49	$9.80
Third quarter	10.63	7.22
Second quarter	9.94	6.88
First quarter	11.44	7.88

On March 11, 2008, there were 82 registered holders and approximately 32,700 street name holders of the company’s common stock.

We have not paid any dividends on our common stock since incorporation. Restrictions or limitations on the payment of dividends may be imposed under the terms of credit agreements or other contractual obligations of the company. In the absence of such restrictions or limitations, the declaration and payment of dividends will be at the sole discretion of the Board of Directors and subject to certain limitations under the General Corporation Law of the State of Delaware. The timing, amount and form of dividends, if any, will depend, among other things, on the company’s results of operations, financial condition, cash requirements, plans for expansion and other factors deemed relevant by the Board of Directors. The company intends to retain any future earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

See Item 11 for a description of securities authorized for issuance under our equity compensation plan.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

None

Stock Performance Graph

The Stock Performance Graph below compares the cumulative total return through December 31, 2007, assuming reinvestment of dividends, by an investor who invested $100.00 on December 31, 2002 in each of (i) our common stock, (ii) the Russell 2000 index, (iii) the Standard Industrial Code Index 3577 – Computer Peripheral Equipment, NEC and (iv) a comparable industry (the peer group) index selected by the company. The peer group for this purpose consists of: ActivIdentity Corp., Secure Computing Corp., Entrust Inc., and Aladdin Knowledge Systems Ltd. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Item 6 - Selected Financial Data (in thousands, except per share data)

	Year ended December 31,
	2007	2006	2005		2004		2003
		(1)	(2)
Statements of Operations Data:
Revenue	$119,980	$76,062	$54,579		$29,893		$22,866
Operating income from continuing operations	30,893	18,942	10,953	(3)	5,552	(3)	1,123
Net income from continuing operations	20,963	12,587	7,701		3,253		761
Net income from discontinued operations	—	—	—		—		1,995	(4)
Net income	20,963	12,587	7,701		3,253		2,756
Net income (loss) available to common stockholders	20,963	12,587	7,687	(5)	3,021	(5)	(1,715	)(6)
Diluted income (loss) from continuing operations per common share	$0.55	$0.33	$0.21	(5)	$0.09	(5)	$(0.13	)(6)

Balance Sheet Data:
Cash and equivalents	$38,833	$14,768	$16,962		$8,138		$4,817
Working capital	52,438	22,058	16,325		9,995		5,218
Total assets	100,676	62,646	41,505		20,250		13,383
Long term obligations	2,658	1,178	256		152		—
Total stockholders’s equity	71,539	42,206	25,395		13,031		8,943
Cash dividends declared per common share	—	—	—		—		—

(1)	Includes the results of Logico Smartcard Solutions GmbH, acquired May 11, 2006, and Able NV, acquired October 25, 2006.
(2)	Includes the results of AOS-Hagenuk B.V., acquired on February 4, 2005.
(3)	Includes restructuring recovery of $172 in 2005 and $32 in 2004.
(4)	Includes $638 from discontinued operations and $1,357 from gain on sale of discontinued operations.
(5)	Includes the impact of preferred stock dividends of $14 in 2005 and $232 in 2004.
(6)	Includes the impact of a beneficial conversion feature of $3,720 related to the issuance of Series D Convertible Preferred Stock in the third quarter of 2003, preferred stock accretion of $630 and preferred stock dividends of $121.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in thousands, except head count, ratios, time periods and percents)

Unless otherwise noted, references in this Annual Report on Form 10-K to “VASCO”, “company”, “we”, “our”, and “us” refer to VASCO Data Security International, Inc. and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 concerning, among other things, the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and the anticipated future growth in certain markets in which we currently market and sell our products or anticipate selling and marketing our products in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect”, “believe”, “will”, “anticipate”, “emerging”, “intend”, “plan”, “could”, “may”, “estimate”, “should”, “objective” and “goal” and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors have been described in greater detail in this Annual Report on Form 10-K and include, but are not limited to, (a) risks of general market conditions, including currency fluctuations, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, changing government regulations and (c) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements.

General

The following discussion is based upon our consolidated results of operations for the years ended December 31, 2007, 2006 and 2005 (percentages in the discussion are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We design, develop, market and support open standards-based hardware and software security systems that manage and secure access to information assets. We also design, develop, market and support patented Strong User Authentication products for e-business and e-commerce. Our products enable secure financial transactions to be made over private enterprise networks and public networks, such as the Internet. Our Strong User Authentication is delivered via our hardware and software Digipass security products (collectively Digipasses), most of which incorporate an electronic signature capability, which guarantees the integrity of electronic transactions and data transmissions. Some of our Digipasses are compliant with the Europay MasterCard Visa (EMV) standard and are compatible with MasterCard’s and VISA’s Chip Authentication Program (CAP). Some of our Digipass units comply with the Initiative for Open Authentication (OATH). As evidenced by our current customer base, our products are purchased by companies and, depending on the business application, are distributed to either their employees or their customers. Those customers may be other businesses or, as an example, in the case of Internet banking, our customer banks’ corporate and retail customers.

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

Economic Conditions: Our revenue may vary significantly with changes in the economic conditions in the countries in which we currently sell products. With our current concentration of revenue in Europe and specifically in the banking/finance vertical market, significant changes in the economic outlook for the European banking market may have a significant effect on our revenue. During difficult economic periods, our customers may delay the rollout of existing applications and defer purchase decisions related to the implementation of our product in new applications.

Currency Fluctuations. In 2007, approximately 92% of our revenue and approximately 76% of our operating expenses were generated/incurred outside of the U.S. In 2006, approximately 90% of our revenue and approximately 76% of our operating expenses were generated/incurred outside of the U.S. As a result, changes in currency exchange rates, especially the Euro to U.S. Dollar, can have a significant impact on revenue and expenses. To minimize the net impact of currency on operating earnings, we attempt to denominate an amount of billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency. In addition, we also attempt to minimize transaction gains and losses by hedging our net U.S. Dollar asset exposure by borrowing U.S. Dollars in foreign countries such that assets denominated in U.S. Dollars are approximately equal to liabilities denominated in U.S. Dollars. As our revenue in Europe grows, we do not expect that we will be able to balance fully the exposures of currency exchange rates on revenue and operating expenses. In periods in which the U.S. Dollar is weakening, we expect that our operating earnings will increase as a result of the change in currency exchange rates.

The Euro strengthened approximately 9% and the Australian Dollar strengthened approximately 10% against the U.S. Dollar in 2007. In 2006, the annual average exchange rate for the Euro was approximately the same as in 2005 and the Australian Dollar weakened approximately 2% against the U.S. Dollar. We estimate that the strengthening of the two currencies in 2007 compared to 2006 resulted in an increase in revenue of approximately $5,840 and an increase in operating expenses of approximately $3,183. We estimate that the strengthening of the two currencies in 2006 compared to 2005 resulted in an increase in revenue of approximately $246 and an increase in operating expenses of approximately $267.

The financial position and the results of operations of most of our foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Translation adjustments arising from differences in exchange rates generated other comprehensive income of $4,887 in 2007 and $2,194 in 2006, and other comprehensive loss of $1,218 in 2005 and are included as a separate component of stockholders’ equity.

Revenues and expenses are translated at average exchange rates prevailing during the year. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations as other non-operating income/expense. Foreign exchange transaction losses aggregated $906 in 2007 and $65 in 2006. Foreign exchange gains aggregated $330 in 2005.

Revenue

Revenue by Geographic Regions: We classify our sales by customers’ location in four geographic regions: 1) EMEA, which includes Europe, the Middle East and Africa; 2) the United States, which for our purposes includes sales in Canada; 3) Asia Pacific Rim; and 4) Other Countries, including Australia, Latin America and Central Asia. The breakdown of revenue in each of our major geographic areas was as follows:

Year	Europe, Middle East, Africa (EMEA)	United States	Asia Pacific	Other Countries	Total

Total Revenue:
2007	$81,726	$9,264	$13,728	$15,262	$119,980
2006	47,449	7,397	6,281	14,935	76,062
2005	39,219	3,687	6,652	5,021	54,579

Percent of Total:
2007	68%	8%	11%	13%	100%
2006	62%	10%	8%	20%	100%
2005	72%	7%	12%	9%	100%

2007 Compared to 2006 – Overview and Geographic Breakdown

Total revenue in 2007 increased $43,918 or 58% over 2006. The increase was primarily attributable to an increase in the number of Digipass units, hardware and software, sold and the full-year impact of revenue from Logico Smart Card Solutions, GmbH (Logico) and Able N.V. (Able), which we acquired in May and October of 2006, respectively. Revenues from Logico and Able combined were $3,229 in 2007 and compare to $724 in 2006.

We believe that the increase in Digipass volume is attributable to the strength and flexibility of our VACMAN Controller software platform, growth in our distribution channel, our increased investment in sales staff and marketing programs, the market’s increased awareness of the need for strong authentication to combat identity theft and our ability to deploy large volumes of high-quality products at an affordable price. The strategy introduced in the beginning of 2006 of being the Full-Option, All-Terrain company allowed us to compete effectively in both the Banking market and Enterprise Security markets. With the introduction of our DigipassPlus strategy in January 2006, we saw an increase in revenue for software-based Digipasses.

As noted in the table above, revenue from each of our geographic regions increased. Both the absolute amount of revenue from each region and the growth over the prior year reflect, in general, the regulatory environment of the region and the customers’ attitudes towards and acceptance of two-factor authentication. The growth in EMEA, $34,277, or 72%, over 2006, was attributable primarily to increased sales of Digipass products in the Banking market, but several other factors contributed to the increase in revenue including, but not limited to, substantial growth in the Enterprise Security market, the impact of currency and the acquisition of Logico and Able in 2006. The growth in the United States, $1,867, or 25%, over 2006, was related to increased Digipass sales in the Enterprise Security market. The growth in Asia Pacific, $7,447, or 119%, over 2006, was primarily the result of increased Digipass sales in the Banking market. The growth in other countries, $327, or 2%, over 2006, came from the Enterprise Security market.

We believe that the growth in all markets was attributable in large part to the increased investment we made in sales staff and marketing programs throughout 2007 and we plan to continue making incremental investments in both sales staff and marketing programs in 2008.

Given the relatively small size of the revenue in regions other than EMEA, the results may vary substantially year-to-year on both an absolute and on a percentage basis depending upon the timing of the receipt and delivery of a large new order or the completion of a large rollout. We believe that the variability in results will lessen as we develop a larger base of Banking customers and further develop our distribution channel for the Enterprise Security market.

2006 Compared to 2005 – Overview and Geographic Breakdown

Total revenue in 2006 increased $21,483 or 39% over 2005. The increase was primarily attributable to an increase in the number of Digipasses sold and the acquisitions of Logico and Able. Revenues from Logico and Able combined were $724 in 2006.

We believe that the increase in Digipasses sold is attributable to the same factors discussed in the comparison of 2007 to 2006.

As noted in the table above, revenue from each of our geographic regions, except for Asia Pacific, increased in 2006 when compared to 2005. As noted above, both the absolute amount of revenue from each region and the growth over the prior year reflect, in general, the regulatory environment of the region and the customers’ attitudes towards and acceptance of two-factor authentication. The growth in EMEA, $8,230 or 21% over 2005, was primarily attributable to growth in the Banking market, but several other factors including, but not limited to, substantial growth in the Enterprise Security market and the acquisition of Logico and Able contributed to the increased revenue. The growth in the United States, $3,710 or 101% over 2005, was primarily attributable to the Banking market as a result of the strong Banking industry directive issued on October 12, 2005 by the Federal Financial Institutions Examination Council (FFIEC), an umbrella regulatory group that includes the Federal Deposit Insurance Corporation (FDIC). Revenues in the Asia Pacific regions declined $371 or 6% primarily due to a decline in the Banking market. The growth in other countries, $9,915 or 197% over 2005, reflects the growth in India and in the Central/South American markets. We believe that our increased investment in sales staff and marketing programs was a significant factor in achieving the increase in revenue in 2006 over 2005.

Revenue by Target Market: Revenue is generated currently from two primary markets, Banking and Enterprise Security through the use of both direct and indirect sales channels. The breakdown of revenue between the two primary markets is as follows:

Year	Banking	Enterprise Security	Total

Total Revenue:
2007	$100,307	$19,673	$119,980
2006	64,987	11,075	76,062
2005	46,784	7,795	54,579

Percent of Total:
2007	84%	16%	100%
2006	85%	15%	100%
2005	86%	14%	100%

Revenue from the Banking market increased $35,320 or 54% in 2007 over 2006 and revenue from the Enterprise Security market increased $8,598 or 78% in the same period. The increase in revenue in both markets is attributable, in part, to the continued development of the indirect sales channel, which includes distributors, resellers, and solution partners. The number of distributors increased to 77 at the end of 2007 from 52 at the end of 2006. The indirect sales channel supplements the company’s direct sales force in the Banking market and is the primary source of revenue in the Enterprise Security market. Revenue generated by Logico and Able in 2007 are included in the Enterprise Security market.

Revenue from the Banking market increased $18,203 or 39% in 2006 over 2005 and revenue from the Enterprise Security market increased $3,280 or 42% in the same period. The increase in revenue in both markets is attributable to the factors noted above. The number of distributors increased to 52 at the end of 2006 from 45 at the end of 2005. The indirect sales channel supplements the company’s direct sales force in the Banking market and is the primary source of revenue in the Enterprise Security market.

The amounts shown above for Enterprise Security currently include revenue generated from all markets other than Banking and include, but are not limited to, corporate networks, other application-specific vertical markets, e-commerce and e-government markets. We expect that the Enterprise Security market will be an important source of future revenue for the company as our products will not only provide a higher level of security for purchases made over the Internet, they can also help protect our customers’ revenue stream by making it more difficult for subscribers to our customers’ Internet services to share passwords.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue for the years ended December 31, 2007, 2006 and 2005.

	Percentage of Revenue Year Ended December 31,
	2007	2006	2005
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	34.1	32.0	36.9

Gross profit	65.9	68.0	63.1
Operating costs:
Sales and marketing	22.7	25.6	27.1
Research and development	7.9	7.3	6.6
General and administrative	8.8	9.4	8.3
Restructuring recoveries	—	—	(0.3)
Amortization of purchased intangible assets	0.8	0.8	1.3

	40.2	43.1	43.0

Operating income from continuing operations	25.7	24.9	20.1
Impairment of investment	—	(0.8)	—
Interest income, net	0.4	0.2	0.1
Other income (expense), net	(0.3)	0.2	0.9

Income before income taxes	25.8	24.5	21.1
Provision for income taxes	8.3	8.0	7.0

Net income	17.5	16.5	14.1

Gross Profit

2007 Compared to 2006

Consolidated gross profit for 2007 was $79,112, an increase of $27,409, or 53%, from the $51,703 reported for 2006. Gross profit as a percentage of revenue was 66% in 2007, as compared to 68% in 2006. The decrease in the gross profit as a percentage of revenue primarily reflects:

•	A change in the mix of hardware units sold with an increase in higher-cost card readers and a decrease in our lower-cost consumer models, partially offset by;

•	An increase in our non-hardware product revenue as a percentage of our total revenue;

•	An increase in revenue from the Enterprise Security market as a percentage of our total revenue; and

•	The strengthening of the Euro and Australian Dollar compared to the U.S. Dollar.

Card readers, which are more expensive to produce than our consumer models, increased from approximately 20% of our total hardware units sold in 2006 to 29% in 2007. Our card readers often compete against other manufacturers’ readers that have less functionality and a lower cost. As a result of the higher manufacturing cost and the competitive pricing pressures, the gross profit margins from the card reader product line are generally 25 to 30 percentage points lower than those from other product lines. Our lower-cost consumer models decreased from approximately 59% of total hardware units sold in 2006 to 56% in 2007.

Non-hardware product revenue includes revenue from VACMAN Controller, software versions of our Digipasses, maintenance, support, customization, and other non-manufactured products. Non-hardware product revenue increased to approximately 14% of revenue in 2007 from 12% in 2006. The gross profit on non-hardware products is substantially higher than on hardware products. We plan to continue to emphasize licenses of software versions of our Digipasses, VACMAN Controller and related maintenance and expect that non-hardware revenue will continue to increase as a percent of our total revenue.

As noted previously, we provide discounts for large volume purchases. Generally, sales in the Enterprise Security market when compared to the Banking market are for smaller quantities and higher unit prices, which results in gross profit margins that are 20 to 25 percentage points higher than the margins in the Banking market. As noted above, revenue from the Enterprise Security market increased to 16% of total revenue in 2007 from 15% of total revenue in 2006. Looking forward, we plan to add sales staff and marketing resources dedicated to the Enterprise Security market. As the volume of business grows, we expect to see a wider range of prices and margins. We believe that sales to the small and medium sized businesses will continue to be for smaller quantities and higher prices, but we also expect that sales into the e-commerce or e-government markets will be for larger quantities with lower prices and have margins that are similar to the margins realized in the Banking market.

Our purchases of inventory are denominated in U.S. Dollars. Also, as previously noted, the company denominates a portion of its sales in Euros in an effort to offset the effects of currency fluctuations on operating expenses. The increase in revenue and gross margins resulting from changes in currency rates in 2007 was estimated to be $5,840, as noted above. Had the currency rates remained unchanged in 2007 compared to 2006, we estimate that our gross profit percentage would have been approximately 1.7 percentage points lower.

2006 Compared to 2005

Consolidated gross profit for 2006 was $51,703, an increase of $17,265, or 50%, from the $34,438 reported for 2005. Gross profit as a percentage of revenue was 68% in 2006, as compared to 63% in 2005. The increase in the gross profit as a percentage of revenue primarily reflects:

•	An increase in our non-hardware product revenue as a percentage of our total revenue;

•	A decline in manufacturing cost of our product; and

•	An increase in revenue from consumer-related hardware products as a percentage of our total hardware product revenue.

Non-hardware product revenue includes revenue from VACMAN Controller, software versions of our Digipasses and other non-manufactured products. Software product revenue increased to approximately 12% of revenue in 2006 from 7% in 2005. The gross profit on software products is substantially higher than on manufactured products.

The average cost, hardware and software combined, per Digipass unit sold declined approximately 20% in 2006 from 2005. The decline in the average cost per unit reflected the increased software content, a reduction in the manufacturing cost of most units sold and a change in mix of hardware products sold towards product targeted for use by the consumer. The lower-cost consumer models increased from approximately 48% of total units sold in 2005 to approximately 59% in 2006 while the higher-cost card readers declined from approximately 28% of total units sold in 2005 to approximately 24% in 2006.

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

Sales and Marketing Expenses

2007 Compared to 2006

Consolidated sales and marketing expenses for the year ended December 31, 2007 were $27,181, an increase of $7,699, or 40%, from $19,482 reported for 2006.

The increase was primarily due to an increase in average headcount and related compensation expenses, recruiting fees related to new hires, an increase in marketing programs and materials, an increase in travel expenses, higher depreciation costs related primarily to the cost of training films developed in 2006, and higher third-party consulting and commission costs.

The average full-time sales, marketing and operations employee headcount increased 34% to 117 in 2007 from 87 in 2006. At year-end 2007, the company employed 137 full-time sales, marketing and operations employees. We plan to continue hiring sales and marketing professionals in 2008 in an effort to continue our accelerated sales growth.

2006 Compared to 2005

Consolidated sales and marketing expenses for the year ended December 31, 2006 were $19,482, an increase of $4,698, or 32%, from the $14,784 reported for 2005.

The increase was primarily due to an increase in average headcount and related compensation expenses, an increase in marketing programs and materials, an increase in travel and an increase in commissions paid to third-party agents. The average full-time sales, marketing and operations employee headcount increased 23% to 87 in 2006 from 71 in 2005. At year-end 2006, the company employed 98 full-time sales, marketing and operations employees.

Research and Development Expenses

2007 Compared to 2006

Consolidated research and development costs for the year ended December 31, 2007 were $9,440, an increase of $3,911, or 71%, from the $5,529 reported for 2006. The increase in research and development was primarily attributable to increased compensation expenses, in part resulting from the acquisitions of Logico and Able in the second and fourth quarters of 2006, respectively.

The average full-time sales, research and development headcount increased 55% to 68 in 2007 from 44 in 2005. At year-end 2007, the company employed 72 full-time research and development employees.

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

General and Administrative Expenses

2007 Compared to 2006

Consolidated general and administrative expenses for the year ended December 31, 2007 were $10,569, an increase of $3,412 or 48%, from the $7,157 reported for 2006.

The increase in the general and administrative expense primarily reflected increased compensation expenses, recruiting fees, increased professional fees, which were primarily related to the creation of our international headquarters in Switzerland and the opening of offices in Brazil and Japan and third-party consulting costs. The average full-time general and administrative employee headcount increased 34% to 26 in 2007 from 19 in 2006.

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

Amortization Expense

2007 Compared to 2006

Amortization expense for 2007 was $1,029, an increase of $436 or 74% from $593 reported for 2006. The increase reflected a full-year’s amortization related to the purchase of Logico and Able in 2007, which were acquired in May and October of 2006, respectively.

2006 Compared to 2005

Amortization expense for 2006 was $593, a decrease of $145 or 20% from $738 reported for 2005. The decrease was due to an intangible asset for purchase orders obtained as part of the AOS-Hagenuk acquisition, which was fully amortized in 2006, partially offset by increased amortization related to the purchase of Logico and Able in 2006.

Impairment of Investment in Secured Services, Inc.

2007 Compared to 2006

There were no adjustments to the investment account for Secured Services in 2007.

2006 Compared to 2005

We received preferred stock and a note receivable from Secured Services, Inc. (SSI) in 2003 as consideration for assets of the VACMAN Enterprise business unit. Based on a detailed valuation, we established the initial value of the consideration received from SSI, using a discounted value of the payment streams expected from the note and the preferred stock. Interest income on the note was recorded over time at the discount rate. In 2006, SSI discontinued its monthly note payments to the company due to its continuing operating losses and an inability to secure new financing. We concluded that a decline in fair value had occurred, which was other than temporary in nature as defined in EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. We eventually collected the entire note receivable and interest, but did record an asset impairment charge of $600 in 2006 to fully write down the value of the investment in the preferred stock of SSI.

Interest Income, Net

2007 Compared to 2006

Consolidated net interest income was $479 in 2007 compared to $121 in 2006. The increase in income primarily reflected an increase in our average net cash balances partially offset by the cost of increased borrowing related to our foreign currency hedging program, which we discontinued in December 2007. Average net cash balances were $26,204 in 2007, an increase of $11,316 or 76% from $14,888 in 2006. We invested our cash balances in short-term money market instruments at an average rate of 2.7% in 2007 compared to 2.3% in 2006.

2006 Compared to 2005

Consolidated net interest income was $121 in 2006 compared to $69 in 2005. The increase in income reflected an increase in our average net cash balances partially offset by the cost of increased borrowing related to our foreign currency hedging program. Average net cash balances were $14,888 in 2006, an increase of $5,688 or 62% from $9,200 in 2005. Our bank borrowings were solely related to our foreign currency hedging program. We invested our cash balances in short-term money market instruments at nominal rates of interest.

Other Income (Expense), net

2007 Compared to 2006

Other income (expense), net in 2007 primarily included exchange gains (losses) on transactions that are denominated in currencies other than a subsidiary’s functional currency and subsidies received from foreign governments related to increasing trade in other countries. Other expense was $384 in 2007 compared to income of $178 in 2006 and reflects an increase in exchange losses of $841 partially offset by increases in other income of $279. We realized exchange losses of $906 in 2007 compared to exchange losses of $65 in 2006. We discontinued our hedging program in late 2007 as the program was not effective in hedging currencies when the impact of implementing our new Swiss headquarters was considered. We plan to implement a new hedging strategy in 2008.

2006 Compared to 2005

Other income (expense), net in 2006 primarily included exchange gains (losses) on transactions that are denominated in currencies other than a subsidiary’s functional currency and subsidies received from foreign governments related to increasing trade in other countries. Other income was $178 in 2006, a decline of $328 from 2005, which primarily reflects changes in exchange gains and losses. We realized exchange losses of $65 in 2006 compared to exchange gains of $330 in 2005.

Income Taxes

2007 Compared to 2006

Income tax expense for 2007 was $10,025, compared to expense of $6,054 in 2006. The expense related primarily to our subsidiaries in Belgium, Singapore, Australia, the Netherlands, Switzerland and Austria.

The effective tax rate in 2007 was 32.4%, a decrease of 0.1 percentage point from 32.5% in 2006. The rate in 2007 was slightly lower than 2006 and reflected the benefit from an improved geographic distribution our earnings partially offset by the reduced benefits from using net operating loss carryforwards (NOLs) in 2006. The rate for 2007 did not include the benefits of the use of any significant NOL. We expect that our effective tax rate in future years will be lower as we are able to realize the benefit associated with the implementation of our new strategy related to the ownership of our intellectual property and increased earnings in tax jurisdictions where we have net operating losses, for which the benefit has been reserved.

2006 Compared to 2005

Income tax expense for 2006 was $6,054, compared to expense of $3,827 in 2005. The expense related primarily to our subsidiaries in Belgium, the Netherlands and Singapore. The effective tax rate in 2006 was 32.5%, a decrease of 0.7 percentage point from 33.2% in 2005. The expense reported for 2006 reflected a benefit of $226 from the use of NOLs in Australia and an additional benefit of $120 from elimination of the valuation reserve for the remaining unused NOLs in Australia. In the United States, the NOL utilization benefit of $953 was partially offset by foreign income taxed in the U.S. of $854.

Loss Carryforwards Available

At December 31, 2007, we had U.S. net operating loss carryforwards of $27,533 and foreign net operating loss carryforwards of $7,789. Most of these losses are available to offset future taxable income in the respective jurisdictions. The U.S. loss carryforwards expire in varying amounts beginning in 2018 and continuing through 2027. The foreign loss carryforwards have no expiration dates. The foreign loss carryforwards include $2,950, which was obtained in the Logico acquisition and, if utilized, would not reduce income tax expense, but would reduce deferred tax assets or goodwill instead. In addition, if certain substantial changes in the company’s ownership are deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized.

Liquidity and Capital Resources

At December 31, 2007, we had net cash balances (total cash, cash equivalents and restricted cash less bank borrowings), totaling $38,833. We had no outstanding term debt or restricted cash at December 31, 2007. Cash generated from operating activities was $24,072 during the year ended December 31, 2007. During 2007, we used $1,331 for investing activities, primarily for additions to property and equipment, and provided $97 from financing activities, primarily consisting of proceeds from the exercise of stock options, offset by a reduction in bank borrowing. Capital expenditures were $1,124 for the year ended December 31, 2007.

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

On May 11, 2006, we acquired all of the issued and outstanding shares of Logico, an authentication storage specialist with extensive experience in smart card based authentication, located in Vienna, Austria. The shares of Logico were acquired for a cash payment of €1,236 (equivalent to $1,578 at the historical exchange rate). An additional payment of €150 (or $200 at the historical exchange rate) was paid on March 31, 2007 when certain performance conditions were met.

On October 25, 2006, we acquired Unified Threat Management (UTM) specialist Able of Mechelen, Belgium. Able’s key product is the aXs GUARD appliance. This appliance contains 21 different modules, including Digipass strong user authentication, VPN, firewall, anti-virus, hacker detection, statistics & reporting, content scanning and more. VASCO acquired all of the stock of Able N.V., in exchange for cash consideration of

€5,000 ($6,300 at the historical rate). The purchase price included €1,250 ($1,650 at the historical rate) which is subject to a bank guaranty and may be returned to us in whole or in part if the seller terminates his employment with us before October 10, 2010. As required by EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, we have recorded this portion of the purchase price as deemed compensation, to be amortized over the required employment period.

We maintain an overdraft agreement with Fortis Banque/Bank of Belgium. Under terms of the agreement, we can borrow an amount equal to 80% of our Belgium subsidiary’s defined accounts receivable up to a maximum of either 3,500 Euros or U.S. Dollars. Borrowings under the overdraft agreement accrue interest at an annual rate of 5.7% and we are obligated to pay a quarterly commitment fee of 0.125% of the unused availability. As of December 31, 2007, 3,500 Euros or U.S. Dollars were available under the overdraft agreement. The assets, excluding inventory, of the Belgian subsidiary secure the agreement and while it has no specific termination date, it can be terminated with 30 days notice. The agreement is governed by the General Lending Conditions for Corporate Customers, registered in Brussels, Belgium on December 20, 2001.

The net effect of 2007 activity resulted in an increase in net cash of $26,219 and a net cash balance of $38,833 at December 31, 2007, compared to $12,614 at the end of 2006. Our working capital at December 31, 2007 was $52,438, an increase of $30,380 or 138% from $22,058 at December 31, 2006. The change is primarily attributable to the generation of positive cash flow from operations in 2007. Our current ratio was 2.98 to 1.0 at December 31, 2007. We believe that our current cash balances, credit available under our existing overdraft agreement and the anticipated cash generated from operations, including deposits received on orders of Digipass to be delivered in 2008, will be sufficient to meet our anticipated cash needs for the next 12 months.

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

Contractual Obligations

The company has the following contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$7,228	$2,359	$4,377	$413	$79
Purchase obligations	357	357	—	—	—
Deferred warranty	518	209	296	13

Total contractual obligations	$8,103	$2,925	$4,673	$426	$79

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

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

Revenue Recognition

We recognize revenue in accordance with AICPA Statement of Position (SOP) 97-2 and SEC Staff Accounting Bulletin (SAB) 104. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the revenue is probable.

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

Multiple-Element Arrangements: We allocate revenue to the various elements of the arrangements based on the estimated fair value of each deliverable as required by SOP 97-2 and Emerging Issues Task Force (EITF) Issue No. 00-21. The fair value for each element is based on the price charged when that element is sold separately, renewal rates and other methods. When discounts are given in a multiple-element arrangement, a proportionate amount of the discount is applied to each element based on each element’s fair value without regard to the discount. The estimated fair value of undelivered elements is deferred and recorded as revenue when services are performed or products are delivered. For sales arrangements in which vendor specific objective evidence (VSOE) of fair value is not established, revenue for all elements is deferred and amortized over the life of the arrangement.

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

Allowance for Doubtful Accounts

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

Net Realizable Value of Inventory

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

Valuation of Goodwill and Other Intangible Assets and Software Development Costs

Impairment of long-lived and intangible assets: Long-lived assets, including property, plant and equipment, identifiable intangible assets being amortized and capitalized software costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Long-lived assets held for sale are reported at the lower of carrying value or fair value less cost to sell.

Goodwill and other intangible assets: Goodwill is not subject to amortization but is tested for impairment on an annual basis (or more frequently if impairment indicators arise) under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” We have established December 31 as the date of our annual test for impairment of goodwill. Impairment losses are calculated at the reporting unit level, and represent the excess of the carrying value of reporting unit goodwill over its implied fair value. The implied fair value of goodwill is determined by a two-step process. The first compares the fair value of the reporting unit (measured as the present value of expected future cash flows) to its carrying amount. If the fair value of the reporting unit is less than its carrying amount, a second step is performed. In this step, the fair value of the reporting unit is allocated to its assets and liabilities to determine the implied fair value of goodwill, which is used to measure the impairment loss. We have not recognized any impairment for the years ended December 31, 2007 or 2006 as the fair values of our reporting units with goodwill balances exceed our carrying amounts.

Software Capitalization

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

Income Taxes:

At December 31, 2007, we had U.S. net operating loss (NOL) carryforwards of $22,416 and foreign NOL carryforwards of $7,789. Such losses are available to offset future taxable income in the respective jurisdictions. SFAS 109, Accounting for Income Taxes, requires that valuation reserves be established for deferred tax assets if it is more likely than not that the assets will not be realized. We have provided valuation reserves against the entire U.S. NOL and a substantial portion of the foreign NOLs.

Financial Accounting Interpretation (FIN) 48 requires the company to identify potential tax exposures in each jurisdiction which are more likely than not to be overturned by taxing authorities. We have identified one sure exposure concerning cost allocations associated with the implementation of our worldwide strategy related to the ownership of our intellectual property for which we have designated a $400 reserve in 2007 which is an offset to our U.S. deferred tax asset.

Recently Issued Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. On November 14, 2007, the FASB deferred the effective date for certain nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not anticipate that the adoption of SFAS No. 157 will have a significant impact on our consolidated financial position, results of operations or cash flows.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not anticipate a material impact upon adoption of SFAS No. 159.

Accounting for Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We are required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. This standard will change the accounting treatment for business combinations on a prospective basis.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk (In thousands)

Foreign Currency Exchange Risk – In 2007, approximately 92% of our business was conducted outside the United States, primarily in Europe and Asia/Pacific. A significant portion of our business operations is transacted in foreign currencies. As a result, we have exposure to foreign exchange fluctuations. We are affected by both foreign currency translation and transaction adjustments. Translation adjustments result from the conversion of the foreign subsidiaries’ balance sheets and income statements to U.S. Dollars at year-end exchange rates and weighted average exchange rates, respectively. Translation adjustments resulting from this process are recorded directly into stockholders’ equity. Transaction adjustments result from currency exchange movements when one of our companies transacts business in a currency that differs from its local currency. These adjustments are recorded as gains or losses in our statements of operations. Our business transactions are spread across numerous countries and currencies. This geographic diversity reduces the risk to our operating results.

As noted in Management’s Discussion and Analysis above, we attempt to minimize the net impact of currency on operating earnings by denominating an amount of billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency. In addition, we also attempt to minimize transaction gains and losses by hedging our net U.S. Dollar asset exposure by borrowing U.S. Dollars in foreign countries such that assets denominated in U.S. Dollars are approximately equal to liabilities denominated in U.S. Dollars.

Interest Rate Risk – We have minimal interest rate risk. We had no debt outstanding at December 31, 2007. Our cash is invested in short-term instruments at current market rates. If rates were to increase or decrease by one percentage point, the company’s interest income would increase or decrease approximately $388 annually.

Impairment Risk – At December 31, 2007, we had goodwill of $14,319 and other intangible assets of $2,295 related mostly to the acquisition of Logico and Able in 2006 and to technology purchased in 2001 as part of our acquisition of Identikey. We will assess the net realizable value of the goodwill and other intangible assets on a regular basis, but at least annually, to determine if we have incurred any declines in the value of our capital investment. While we did not experience impairment during the year ended December 31, 2007, we may incur impairment charges in future periods.

Item 8 - Financial Statements and Supplementary Data

The information in response to this item is included in our consolidated financial statements, together with the report thereon of KPMG LLP, appearing on pages F-1 through F-29 of this Form 10-K, and in Item 7 under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the company in this Annual Report on Form 10-K, and in other reports required to be filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission for such filings. As required by Rule 13a-15(b) under the Exchange Act, management of the company, under the direction of the company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the company’s disclosure controls and procedures as of December 31, 2007. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the company, have determined that as of December 31, 2007, the disclosure controls and procedures were and are effective as designed to ensure that information relating to the company and its consolidated subsidiaries would be accumulated and communicated to them, as appropriate, to allow timely disclosures regarding required disclosures.

Changes in Internal Controls

There were no significant changes in the company’s internal controls over financial reporting during the quarter ended December 31, 2007.

Management’s Annual Report on Internal Control over Financial Reporting

The management of VASCO Data Security International, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Controls – Integrated Framework (COSO). Based on our assessments we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

VASCO Data Security International, Inc.:

We have audited VASCO Data Security International, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Criteria). VASCO Data Security International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, VASCO Data Security International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VASCO Data Security International, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois

March 14, 2008

Item 9B - Other Information

None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

T. KENDALL “KEN” HUNT – Mr. Hunt is our Chairman of the Board and Chief Executive Officer. Mr. Hunt has served as Chairman of the Board since the company’s incorporation in 1997, and currently serves a one-year term. He was our Chief Executive Officer from 1997 through 1999 and returned as CEO in November 2002. He is also affiliated with several high-tech early-stage companies, serving as a member of the Board of Directors of Global Med Technologies, Inc. since March 2006, Excellence Nessuah Investments, Ltd. since January 2007, Victory Park Capital L. P. since June 2007, and RedRoller Holdings, Inc. since December 2007. Mr. Hunt is President of the Belgian Business Club of Chicago. Additionally, he is on the Advisory Board for the Posse Foundation, an organization dedicated to providing full college scholarships to urban minority youth leaders through its partnerships with elite universities across the U.S. He holds an MBA from Pepperdine University, Malibu, California, and a BBA from the University of Miami, Florida. Mr. Hunt is 64 years old.

MICHAEL P. CULLINANE — Mr. Cullinane has been a director since April 10, 1998 and currently serves a one-year term. He is the Chairman of our Audit Committee and a member of our Compensation Committee and our Governance and Nominating Committee. Mr. Cullinane served as the Executive Vice President and Chief Financial Officer of Lakeview Technology from January 2005 to July 2007. Mr. Cullinane served as the Executive Vice President and Chief Financial Officer and a director of Divine, Inc. from July 1999 to May 2003. He served as Executive Vice President, Chief Financial Officer and a director of PLATINUM Technology International, Inc. from 1988 to June 1999. Mr. Cullinane received a B.B.A. from the University of Notre Dame, South Bend, Indiana. Mr. Cullinane is 58 years old.

JOHN N. FOX, JR. — Mr. Fox has been a director since April 2005 and currently serves a one-year term. He is Chairman of our Compensation Committee and is a member of our Audit Committee and our Governance and Nominating Committee. From 1998 to 2003, Mr. Fox served as a Vice Chairman of Deloitte & Touche and the Global Director, Strategic Clients for Deloitte Consulting. He held various other positions with Deloitte Consulting from 1968 to 2003, and served on the board of Deloitte Touche Tohmatsu from 1998 to 2003. Since 2007, Mr. Fox has been a director for Cognizant Technology Solutions Corporation. He also serves on a variety of non-profit boards of directors. Mr. Fox received his B.A. degree from Wabash College and his MBA from the University of Michigan. Mr. Fox is 65 years old.

JEAN K. HOLLEY— Ms. Holley was elected to the Board of Directors effective August 1, 2006, and was named to the Audit Committee, Compensation Committee and Governance and Nominating Committee. Since 2004, Ms. Holley has been serving as the Executive Vice President and Chief Information Officer for Tellabs, Inc. Ms. Holley previously served as the Vice President and Chief Information Officer for USG Corporation from 1999 to 2003. Prior to that, she served as Senior IT Director for Waste Management, Inc. Ms. Holley holds a B.S. in Computer Science/Electrical Engineering from the University of Missouri–Rolla, and a M.S. in Computer Science/Engineering from Illinois Institute of Technology in Chicago. She has served on a variety of boards including Illinois Institute of Technology, Northern Illinois University’s College of Engineering & Engineering Technology, University of Missouri – Rolla’s College of Mines & Metallurgy, and the School of Management Information Systems. She served as President of the Academy for Computer Science at UMR and is a currently serving on several boards that include Giant Steps of Illinois, a school for children with autistic spectrum disorders, the Board of Trustees for Missouri University Science and Technology and Illinois Math & Science Academy. Ms. Holley is 48 years old.

JOHN R. WALTER — Mr. Walter has been a director since April 2003 and currently serves a one-year term. He is Chairman of our Governance and Nominating Committee and is a member of our Audit Committee and Compensation Committee. Mr. Walter is Chairman and CEO of Ashlin Management Co., a private investment and management services firm. Mr. Walter also serves as a director for Manpower, Inc.,

InnerWorkings, Inc., and SNP Corporation of Singapore. He has previously served on the boards of numerous other companies, including Deere & Company and Abbott Laboratories. Mr. Walter served as President and Chief Operating Officer of AT&T Corporation from 1996 to 1997. He served as Chairman and CEO of R.R. Donnelley & Sons company, a print and digital information management company, from 1989 through 1996. Mr. Walter received a B.S. in Management from Miami University, Oxford, Ohio. Mr. Walter is 61 years old.

Executive Officers

JAN VALCKE — Mr. Valcke is our President & Chief Operating Officer and has held this position since 2002. Mr. Valcke has been an officer of the company since 1996. From 1992 to 1996, he was Vice-President of Sales and Marketing of Digipass NV/SA, a member of the Digiline group. He co-founded Digiline in 1988 and was a member of the Board of Directors of Digiline. Mr. Valcke received a degree in Science from St. Amands College in Kortrijk, Belgium. Mr. Valcke is 53 years old.

CLIFFORD K. BOWN — Mr. Bown is our Executive Vice President & Chief Financial Officer and has held this position since 2002. Mr. Bown started his career with KPMG LLP where he directed the audits for several publicly held companies, including a global leader that provides integrated and embedded communications solutions. From 1991 to 1993, he was CFO for publicly held XL/DATACOMP, a $300 million provider of midrange computer systems and support services in the U.S. and U. K. Mr. Bown also held CFO positions in two other companies focused on insurance and healthcare from 1995 through 2001. Mr. Bown received a B.S. in Accountancy from the University of Illinois, Urbana, Illinois, his MBA from the University of Chicago, and he has a CPA certificate. Mr. Bown is 56 years old.

Audit Committee Financial Expert

The company has a standing audit committee as defined by the Securities Exchange Act of 1934. The members of the Audit Committee are directors Mr. Cullinane, Mr. Fox, Ms. Holley and Mr. Walter. The Board has determined that Mr. Cullinane, Chairman of the Audit Committee and Mr. Walter each qualify as an audit committee financial expert as defined under SEC rules. Each member of the Audit Committee has been determined to be independent as defined by The Nasdaq Stock Market, and the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, executive officers and beneficial owners of more than 10% of the outstanding shares of common stock are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms or written representations that no reports under Section 16(a) were required, we believe that for the year period ended December 31, 2007, all of the company’s directors, executive officers and greater than 10% beneficial owners complied with Section 16(a) filing requirements applicable to them.

Code of Conduct and Ethics

The company has adopted a Code of Conduct and Ethics that applies its Board of Directors and all employees, including our principal executive officer, principal financial officer and principal accounting officer and serves as a framework for our directors and employees to exercise their best efforts to conduct themselves at the highest possible level of integrity and honesty. The Code of Conduct and Ethics is published on our website, www.vasco.com in the Investors, Corporate Governance section. Any amendments to, or waivers from, a provision of the Code of Conduct and Ethics that applies to our principal executive officer, principal financial officer or principal accounting officer also will be posted on our website.

Item 11 - Executive Compensation

COMPENSATION COMMITTEE MATTERS

Scope of Authority

The Compensation Committee of VASCO’s Board of Directors acts on behalf of our Board of Directors (Board) to establish the compensation of VASCO’s named executive officers and makes recommendations to the Board regarding compensation of our non-employee directors. The Compensation Committee also administers VASCO’s annual incentive cash bonus plan and our 1997 Stock Compensation Plan, pursuant to which long-term equity incentive awards are made to the named executive officers.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Compensation Policy

We operate in the very competitive information technology industry, specializing in internet security and services, which are growing fast and demand constant and market-leading innovation. To succeed in this environment, VASCO is required to attract, motivate, reward and retain highly talented and experienced executives and key employees.

Accordingly, the Compensation Committee is guided by the following principles:

•

Compensation should be based on the level of job responsibility, individual performance and company performance. The greater the level of responsibility, the greater the proportion of compensation that should be linked to company performance and stockholder returns, because of a greater ability to affect company results.

•

Compensation should be aligned with the value of the job in the marketplace and should be designed to allow VASCO to attract, motivate and retain the caliber of executive talent that we require to succeed in our industry.

•

Compensation should reward performance, both annual and long-term. Accordingly the Compensation Committee believes that at least 60% of total targeted compensation should consist of equity and performance-based compensation, including compensation based on certain performance criteria including achieving annual and three-year cumulative earnings per share (EPS) targets. Exceptional performance, both for the individual and for VASCO, should be rewarded with a high level of pay; likewise, when performance fails to meet expectations or lags benchmarks set by the Compensation Committee, the result should be compensation at a lower level.

•

The objectives of pay-for-performance must be balanced with retention of key employees whose knowledge and experience are important to our long-term strategies and success. Even in periods of temporary downturns in company performance, the level of compensation should ensure that our executives will remain motivated and committed to VASCO and the execution of our long-term strategies.

•

Performance-based compensation should be based on measures that are simple to understand and that are directly tied to the company’s long-term strategies and operational goals. The Compensation Committee believes that EPS growth targets are simple, forthright and are effective in measuring, on a combined basis, VASCO’s achievement of complementary strategic goals such as revenue and margin growth, return on assets and return on equity.

•

The majority of compensation should be tied to company performance and the value of our stock; and, a significant portion of performance-based compensation should be in the form of equity. Accordingly, we do not provide retirement plans or perquisites for our named executive officers. The Compensation

Committee believes that this emphasis on performance-based and equity-based compensation is aligned with the opportunities presented by our industry and our business model, and is directly aligned with the interests of our stockholders by linking company EPS milestones to incentive compensation milestones.

The Compensation Committee’s Processes and Procedures

The Compensation Committee makes all determinations regarding the compensation of VASCO’s named executive officers. The Compensation Committee considers the following items to ensure that VASCO’s executive compensation fulfills the Compensation Committee’s guiding principles, and their relationship to the different compensation components are described, below, under “Executive Officer Compensation Components”:

•

Assessment of VASCO’s Performance. We use EPS as the performance measure to determine the level of annual and long-term performance-based compensation the named executive officers will receive. The annual EPS targets are based on the approved operating budget, which contains strategies that are consistent with those outlined in our five-year strategic financial plan. The long-term, performance–based compensation is based on the EPS targets in the strategic financial plan, which is reviewed and approved by the Board each year and contains financial projections for the succeeding five-year period. One of the key metrics in our strategic plan is EPS growth, both annually and over the five-year period. As discussed above, the Compensation Committee believes that EPS growth best reflects, on a combined basis, success in the implementation of VASCO’s key business strategies. Accordingly, the Compensation Committee has determined that targeted EPS, calculated on a fully diluted basis and based on VASCO’s operating budget and strategic plan, is the appropriate measure for determining the annual and long-term incentive awards. The Compensation Committee aligns the named executive officers’ targets with VASCO’s targeted EPS growth projections over a one-year and three-year period, so that the named executive officers are appropriately incentivized to achieve VASCO’s strategic plan milestones.

•

Annual Performance Goals and Annual Assessments of Individual Performance. During February of each year, each of the named executive officers proposes for consideration by the Compensation Committee, annual goals (both individual and company objectives) to be accomplished in the year. These goals are aligned with key company strategic initiatives for the year. The proposed goals of each named executive officer, other than our chief executive officer, are reviewed and discussed by the individual and our chief executive officer before they are presented to the Compensation Committee. The Compensation Committee may solicit input from our named executive officers regarding goal setting and their performance if it believes such input to be appropriate and helpful to its review and decisions. The Compensation Committee often seeks further input from our chief executive officer in establishing the annual performance goals for the other named executive officers. The proposed annual goals are reviewed, adjusted as the Compensation Committee considers appropriate and approved by the Compensation Committee. Progress is reviewed three times during the “performance year,” including a year-end performance review. The conclusions that result from the year-end review are used as one of the factors considered in determining an executive’s base salary for the following year. Also, the Compensation Committee has the option to reduce the annual incentive award by up to 10 percent if the individual executive’s performance did not meet his annual goals.

•

Peer Analysis. In making compensation decisions, the Compensation Committee reviews targeted total compensation for our named executive officers against the total compensation paid by a peer group of publicly-traded software and internet security companies. This peer group, which is reviewed and updated by the Compensation Committee annually, consists of companies against whom VASCO competes for customers, talent and stockholder investment. The companies that are included in this peer group are determined by the Compensation Committee after consultation with Hewitt Associates, the Compensation Committee’s compensation consultant, with consideration given to matters such as the relative size and stage of our development compared to others with whom we compete and the availability of compensation information for potential peer companies. The peer group may change from year to year because compensation information at a potential peer company becomes available or unavailable (for example, information previously not available would become available once a company begins public filings, or information previously available could become unavailable if a company has been acquired and is no longer required to report such information publicly), because of a change in size of a potential peer company such that the Compensation Committee no longer considers it appropriate to consider the other company as a peer, or for other reasons determined appropriate by the Compensation Committee in its subjective judgment as it reviews potential peer companies.

•

Analysis in Establishing 2007 Compensation Levels. There were ten companies in the peer group reviewed by the Compensation Committee as part of establishing 2007 compensation levels for the named executive officers: ActivIdentity Corporation, Entrust Inc., Internet Security Systems Inc., RSA Security (now a wholly owned subsidiary of EMC Corporation), SafeNet Inc., Saflink Corp., Secure Computing Corporation, SonicWALL Inc., VeriSign Inc. and Watchguard Technologies. We compared the 2006 compensation at plan of VASCO’s three executive officers with the expected compensation of the CEO, COO and CFO of the peer companies (based on their reported 2005 compensation, increased by 3.5% in accordance with the consultant’s recommendation). The Committee noted that the combined total compensation for VASCO’s executives was below the median of the combined total compensation for the comparable executives of the peer companies.

In addition to the peer company data, the consultant provided the Compensation Committee with information from the consultant’s proprietary Total Compensation MeasurementTM (TCM) data that was reviewed by the Compensation Committee in establishing 2007 compensation levels for the named executive officers. Because of the large variance in size of the companies comprising the TCM data, at the request of the Compensation Committee, the consultant used regression analysis to adjust the compensation data for differences in revenue to a value approximating VASCO’s 2005 revenue adjusted for annualization. This review, together with the Compensation Committee’s review of the peer company information, led to the Compensation Committee’s subjective decision to use the 75th percentile of the TCM data as a guideline in establishing total compensation levels for our named executive officers for 2007. The Compensation Committee considered this to be appropriate in light of its executive compensation policy and the performance of VASCO and our named executive officers. In determining the reasonableness of the compensation decisions, the Committee compared the combined total compensation for our named executive officers with the total combined compensation at the 75th percentile of the TCM data (based on 2005 TCM data increased by 3.5% as recommended by the consultant). The combined 2007 total compensation of VASCO’s three named executives of $2,373,000 was at the 75th percentile of the TCM data, as adjusted.

•

Analysis in Establishing 2008 Compensation Levels. There were seven companies in the peer group reviewed by the Compensation Committee as part of establishing 2008 compensation levels for the named executive officers (based on the compensation information of the peer group companies for 2006 as adjusted for annualization by giving effect to an estimated annual compensation increase of 3.8% for each of 2007 and 2008 at each of the peer companies): ActivIdentity Corporation; Entrust, Inc.; Secure Computing Corporation; SonicWALL, Inc.; Sourcefire, Inc.; Tumbleweed Communications Corp. and Websense, Inc. VASCO’s revenue for 2006 was 80% of the median annualized 2006 revenue for the group. For the three years ended December 31, 2007, VASCO delivered a three-year compound annual growth in revenue of 49% and a three-year average return on equity for those years of 35%, while the median growth for the peer group over the same period was 27% and the median three year average return on equity was negative. The Compensation Committee did not use TCM data in setting 2008 compensation levels, but instead determined, in its subjective judgment, to use the 50th percentile of the peer group as a guideline in establishing total compensation levels for our named executive officers for 2008. The Compensation Committee considered this to be appropriate in light of its executive compensation policy, existing compensation levels and the performance of VASCO and our named executive officers.

•

Meetings. The Compensation Committee meets several times each year (six times in 2007). Committee agendas are established by the committee chair in consultation with the other Compensation Committee members.

•

Role of the Independent Consultant. The Compensation Committee retained Hewitt Associates, an independent global human resources consulting firm, as its independent compensation consultant to assist the Compensation Committee in evaluating executive compensation programs and in setting compensation for our named executive officers for 2007 and 2008. The consultant:

¡

Has advised the Compensation Committee regarding compensation trends and best practices, plan design and the reasonableness of individual compensation rewards in comparison to comparable positions at other companies;

¡	Provided the TCM data used by the Compensation Committee in setting 2007 compensation levels;

¡	Provided information regarding potential peer companies for consideration by the Compensation Committee in establishing the peer company groups used in setting compensation levels for 2007 and 2008;

¡	Provided information regarding compensation practices at the companies determined by the Compensation Committee to comprise the peer company group for the applicable year;

¡	Provided performance and payout award prevalence statistics derived from the consultant’s proprietary database of compensation paid by a general group of service companies;

¡

After consultation with the committee chair, determined the assumptions to be used in calculating and calculated the discount factors used in determining the value of restricted stock and performance shares awarded to the named executive officers as long-term incentive compensation;

¡

Provided information regarding non-employee director compensation at various companies, including the peer companies used for determining executive compensation and other information regarding general trends in director compensation (discussed further under “Director Compensation,” below); and

¡	Assisted the Compensation Committee in developing recommendations to the Board regarding non-employee director compensation levels for 2007 and 2008.

The use of the independent consultant provides additional assurance that VASCO’s executive compensation is reasonable and consistent with our objectives and the Compensation Committee’s guiding principles. The consultant reports directly to the Compensation Committee and does not provide any services to management.

•

Role of Management. The Compensation Committee makes all determinations regarding the compensation of the named executive officers. As discussed above in “Annual Performance Goals and Annual Assessments of Individual Performance,” each of the named executive officers proposes his own annual performance goals which are reviewed, discussed with the individual and ultimately, after any modifications that the Compensation Committee considers appropriate, approved by the Compensation Committee. Our chief executive officer evaluates the performance of the other named executive officers as part of the interim progress reviews during the year and as part of the year-end performance review. The Compensation Committee considers the chief executive officer’s evaluations and recommendations in setting compensation levels for the other named executive officers. The Compensation Committee may solicit input from our named executive officers regarding goal setting and their performance if it believes such input to be appropriate and helpful to its review and decisions. The Compensation Committee reviews the chief executive officer’s performance as compared to his performance goals at the same time as the performance of the other named executive officers is being reviewed, but without any recommendations by the chief executive officer concerning his own performance. If it considers it appropriate to do so, the Compensation Committee may confer with the compensation consultant in connection with the year-end performance reviews and the setting of compensation levels (both total compensation and individual components thereof) for the succeeding year.

Executive Compensation Components

The principal components of compensation for the named executive officers consist of base salary, annual cash incentive compensation and long-term incentive compensation:

Base Salary

Base salary is the guaranteed element of the named executive officers’ annual cash compensation. The value of base salary recognizes the executive’s long-term performance, scope of responsibilities, capabilities and the market value of those capabilities. Salary increases are effective January 1 of each year.

Mr. Hunt

In establishing Mr. Hunt’s base salary for 2007 and 2008, the Compensation Committee assessed Mr. Hunt’s performance for the previous year. It considered VASCO’s performance and Mr. Hunt’s accomplishment of the personal goals that had been established in December of the preceding year, and its own assessment of his performance. The Compensation Committee also took into account Mr. Hunt’s significant ownership of VASCO.

Accordingly, in its subjective judgment, the Compensation Committee set Mr. Hunt’s base salary at $300,000 for 2007.

In making its assessment when setting Mr. Hunt’s 2008 base salary, the Compensation Committee noted VASCO’s three-year compound annual growth in revenue, three-year EPS growth and three-year average return on equity, in each case for the three years ended December 31, 2007 based on annualized information available to the Compensation Committee in December 2007. The Compensation Committee also noted that Mr. Hunt’s base salary for 2007 was 30% below the estimated median salary for chief executive officers of the peer group companies in 2007, and that the Compensation Committee had determined to target 2008 total compensation at the 50th percentile of VASCO’s peer group. Accordingly, after also giving consideration to Mr. Hunt’s significant ownership of VASCO, the Compensation Committee, in its subjective judgment, increased Mr. Hunt’s base salary 16.7% to $350,000 for 2008.

Other Named Executive Officers

In establishing base salary for our other named executive officers for 2007 and 2008, the Compensation Committee assessed their respective performance for the previous year. It considered VASCO’s performance and their accomplishment of the personal goals that had been established in December of the preceding year, and its own assessment of their performance.

Mr. Valcke

In setting Mr. Valcke’s 2007 base salary, the Compensation Committee took into consideration his blended executive duties and responsibilities, including sales, marketing and personnel matters, and VASCO’s lean executive structure. Accordingly, the Compensation Committee, in its subjective judgment, set Mr. Valcke’s base salary at 300,000 Euros (or approximately $390,000 based on the exchange rate in effect at the time) for 2007, an 11.1% increase from the prior year.

In making its assessment when setting 2008 base salary for Mr. Valcke, the Compensation Committee recognized Mr. Valcke’s contribution to VASCO’s financial performance in 2007 and 2006 as compared with its peer companies for 2006. It noted his leadership in developing and implementing an aggressive hiring plan in 2007, to grow the sales and marketing organization to support continued rapid growth in revenue, the acquisition of new customers and the penetration of new markets. The Compensation Committee also considered Mr. Valcke’s leadership in the successful implementation of a new software licensing and pricing structure in 2007. The Compensation Committee noted that these and other successfully implemented strategies continued to produce strong profit margins for the company. Based on these factors, the Compensation Committee subjectively determined to increase Mr. Valcke’s base salary for 2008 to 310,000 Euros (or approximately $444,943 based on the exchange rate in effect on December 20, 2007, when the decision was made), a 3.3% increase that places his salary above the median for the estimated 2007 salaries for officers in comparable positions at the peer group companies. The Compensation Committee, in its subjective judgment, believes his 2008 salary is consistent with his responsibilities, which the Compensation Committee believes are broader than those of officers in comparable positions at peer group companies, and is consistent with the Compensation Committee’s assessment of his performance.

Mr. Bown

In setting Mr. Bown’s base salary for 2007, the Compensation Committee considered his added responsibilities, including oversight of human resources and his relocation to Zurich, Switzerland to establish VASCO’s new European headquarters. Accordingly, the Compensation Committee, in its subjective judgment, set Mr. Bown’s base salary at $250,000 for 2007, a 13.6% increase from the prior year.

In making its assessment when setting 2008 base salary for Mr. Bown, the Compensation Committee reviewed Mr. Bown’s performance in 2007 and gave particular weight to his leadership in the establishment of VASCO’s new international headquarters in Zurich, Switzerland. In addition, it considered his success in building the company’s infrastructure needed to support the increased size of the company and anticipated growth of the workforce. This included his hiring and successfully integrating into the organization a director of worldwide human resources, a director of contracts and compliance, and a chief information officer, all of whom report to Mr. Bown. Accordingly, the Compensation Committee, in its subjective judgment, increased Mr. Bown’s base salary for 2008 to $275,000, a 10% increase which places his salary at the median for 2007 salaries for officers in comparable positions at the peer group companies.

Annual Cash Incentive Compensation

Each of the named executive officers is eligible to receive an annual cash bonus the amount of which is based on the level of EPS (calculated on a fully diluted basis) actually achieved for the year compared to the targeted level of EPS for that year. As previously discussed, the Compensation Committee believes that EPS is the most appropriate performance measure; and, the annual EPS target is derived from VASCO’s operating budget. Consequently, if the executive officers fail to successfully execute or manage the key actions assumed in the operating budget, the targeted EPS likely will not be achieved. While the Compensation Committee can, and in the future may, consider establishing targets for other factors to determine the annual incentive cash bonus, the Compensation Committee established a target EPS as the only target for 2007 and 2008 annual incentive compensation.

The annual incentive cash bonus target, which is established in February each year, is set as a percentage of each named executive officer’s base salary. The following payout curve, based on the actual EPS achieved, was established for annual cash bonuses paid for performance in 2007 and 2008:

Actual EPS as a Percent of Target EPS	Level of Payout as a Percent of Target
Less than 80%	0%
80% to 90%	50% to 75%
100%	100%
110% to 140%	130% to 150%

Payment for performance between stated levels is interpolated.

The performance target to earn annual incentive compensation for 2007 was based on the 2007 operating budget approved by the Board in December 2006; and the EPS target, based on that budget, was approved by the Compensation Committee in February 2007. In February, 2008, the Compensation Committee reviewed the actual EPS for the year ended December 31, 2007, which was $0.55, or 134.2% of the target EPS of $0.41 established in February, 2007, for performance in 2007. Accordingly, the Compensation Committee approved cash bonus awards of 146.1% of each executive’s targeted bonus. The bonus awards for 2007 performance were:

	2007 Bonus as a Percent of Base Salary		Cash Bonus Paid
	Target	Actual
Mr. Hunt	65%	94.86%	$284,890
Mr. Valcke	75%	109.57%	€328,720	(1)
Mr. Bown	60%	87.66%	$219,146

(1)	Mr. Valcke’s base salary is paid in Euros. Based on the exchange rate on February 19, 2008, the date the bonus was paid, of 1.4742 USD/Euro, Mr. Valcke’s bonus was equivalent to $ 484,599.

In January 2008, the Compensation Committee established the following annual bonus targets for 2008 (expressed as a percentage of 2008 base salary): Mr. Hunt, 70%; Mr. Valcke, 80%; Mr. Bown, 60%. At that time, the Compensation Committee determined that the performance target to earn 2008 annual incentive compensation would be the budgeted EPS for 2008, which was approved by the Board in December 2007. The Compensation Committee believes that it is likely that the named executive officers will achieve the budgeted EPS target for payment of the annual incentive at the 100% level. The Compensation Committee believes that it will require exceptional performance by VASCO and the named executive officers to achieve payout at the maximum award level.

Other Compensation and Benefits

Long-Term Incentives

Long-term incentive awards for 2007 were granted pursuant to our 1997 Stock Compensation Plan, which was amended and restated with the approval of our stockholders in 1999. The plan was designed to serve as a performance incentive to encourage our executives, key employees and others to acquire or increase a proprietary interest in VASCO’s success. These incentives promote a long-term perspective critical to continued success in our business. They also ensure that our leaders are focused on stockholder value. The Compensation Committee believes that, over a period of time, our share performance will, to a great extent, be a direct result of our executives’ and key employees’ performance.

The stock compensation plan provides that options or other forms of stock compensation, including restricted stock and performance shares, may be granted at the discretion of the Compensation Committee, in such amounts and subject to such conditions as the Compensation Committee may determine. All annual awards of stock-based compensation under the plan are granted at the Compensation Committee’s regular meeting in January of each year.

In determining awards for 2007, the Compensation Committee reviewed long-term incentive compensation as part of total compensation based on comparisons with companies in the 75th percentile of the TCM data provided by the consultant. Accordingly, the Compensation Committee, in its subjective judgment, determined the target economic value of the long-term compensation award for each named executive officer as a percentage of the named executive officer’s base salary. Half of the target economic value was granted as restricted stock and the other half of the target value was granted as performance shares. Shares of restricted stock are shares of common stock that vest over time as long as the recipient remains employed by VASCO, and performance shares are shares of stock that vest only upon VASCO’s achievement of certain performance targets. The Compensation Committee believes this mix of long-term incentives enhances the link between the creation of stockholder value and long-term executive compensation, provides increased equity ownership by the named executive officers and enables competitive levels of total compensation with an emphasis on payment for results. The Compensation Committee believes the 50/50 mix of a restricted stock award and a performance-based award best aligns the named executive officers’ interests with those of our stockholders.

On the grant date, the economic value was converted into the equivalent number of shares by dividing the economic value by the closing price of VASCO’s common stock on the grant date and applying a discounted economic value that had been calculated by the compensation consultant. The discount factor considers the time value of money, the risk of forfeiture, and, in the case of performance awards, the likelihood of achieving the performance target. For the January 2007 awards, as a result of the discount rates applied to the restricted stock awards and performance share awards, a share of restricted stock was given an economic value of 90% of the stock’s price on the grant date and a performance share was given an economic value of 59.6% of the stock’s price on the grant date. For the January 2008 awards, as a result of the discount rates applied to the restricted stock awards and performance share awards, a share of restricted stock was given an economic value of 90.38% of the stock’s price on the grant date and a performance share was given an economic value of 74.04% of the stock’s price on the grant date.

Each restricted stock award granted as part of 2007 or 2008 long-term incentive compensation vests in equal annual installments on the first four anniversaries of the date of grant. Each performance share award will vest upon the achievement of a cumulative EPS target for a three-year period. Under the terms of the 2007 performance share awards, no shares will vest if the cumulative EPS target is not met and no additional shares will be earned if the cumulative EPS target is exceeded. The unvested portions of restricted stock awards and performance share awards are subject to forfeiture upon the recipient’s cessation of service with VASCO. Upon a change in control of VASCO, the restricted stock awards and performance share awards will vest in full.

For the performance share awards made in January 2008, the Compensation Committee adopted a payout curve that allows for a threshold payout and a maximum payout, as follows:

Actual EPS as a Percent of Target EPS	Level of Payout as a Percent of Target
Less than 80%	0%
80%	50%
100%	100%
140%	125%

Payment for performance between stated levels is interpolated.

The EPS targets for the performance shares coincides with the projected EPS in VASCO’s five-year strategic financial plan for the three-year period beginning on January 1 of the year in which the award is granted. The Compensation Committee expects that the EPS targets of the long-term incentive awards made in 2007 and 2008 most likely will be achieved. The Compensation Committee believes that it will require exceptional performance by VASCO and the named executive officers to achieve payout at the maximum award level for the awards made in 2008.

For 2007, the Compensation Committee, in its subjective judgment, intending that total compensation for each named executive officer approximate the 75th percentile of the TCM data, targeted the following economic values to the named executive officers for long-term incentive awards:

•	Mr. Hunt - $360,000, or 120% of base salary. Accordingly, he received a restricted stock award of 13,400 shares and a performance shares award of 20,200 shares.

•

Mr. Valcke - 210,000 Euros (approximately $271,740 as of the grant date, based on the exchange rate on such date of 1.294 USD/Euro), or 70% of base salary. Accordingly, he received a restricted stock award of 10,200 shares and a performance share award of 15,300 shares.

•	Mr. Bown - $162,500, or 65% of base salary. Accordingly, he received a restricted stock award of 6,100 shares and a performance share award of 9,100 shares.

For 2008, the Compensation Committee, in its subjective judgment, intending that total compensation for each named executive officer be at the 50th percentile of the peer group, targeted the following economic values to the named executive officers for long-term incentive awards:

•	Mr. Hunt – $420,000, or 120% of base salary. Accordingly, he received a restricted stock award of 10,610 shares and a performance shares award of 12,951 shares.

•

Mr. Valcke – 217,000 Euros (or approximately $318,187 based on the exchange rate in effect on December 20, 2007, when the decision was made), or 70% of base salary. Accordingly, he received a restricted stock award of 8,003 shares and a performance share award of 9,769 shares.

•	Mr. Bown—$220,000, or 80% of base salary. Accordingly, he received a restricted stock award of 5,557 shares and a performance share award of 6,784 shares.

Retirement Plans

VASCO does not provide retirement plans or pension plans for the named executive officers.

Perquisites and Other Personal Benefits

Mr. Valcke is provided use of a company automobile. Mr. Bown, upon his relocation to Zurich, Switzerland to establish VASCO’s European Headquarters, was provided certain compensation and allowances as described further under “Employment Agreements,” including an allowance for housing, an automobile, certain other relocation expenses and tax equalization.

Change of Control and Severance Benefits

The Compensation Committee believes the severance and change in control benefits that our named executive officers receive are comparable with those benefits offered by our competitors and necessary to retain a talented executive team.

Deductibility of Executive Compensation

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, which limits the annual amount of compensation that VASCO may deduct to $1,000,000 for any named executive officer. An exception to this regulation is for performance-based compensation which meets certain requirements of the code. Awards made under the Compensation Plan may qualify as performance-based compensation under Section 162(m) of the Code. However, not all grants that may be made under the plan or that have been made under the plan meet all requirements for deductibility under Section 162(m) of the code. However, unless the amounts involved become material, the Compensation Committee believes that it is more important to preserve its flexibility under the plan to craft appropriate incentive awards than to meet every requirement for deductibility with respect to every grant. The Compensation Committee continues to believe that this is not currently a significant issue, but continues to monitor the issue.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the section of this Annual Report on Form 10-K, “Compensation Discussion and Analysis,” with management and, based on such review and discussions, recommended to our Board of Directors that the “Compensation Discussion and Analysis” section be included in this Annual Report on Form 10-K.

Submitted by the Compensation Committee:

John N. Fox, Jr., Chairman
Michael P. Cullinane
John R. Walter
Jean K. Holley
March 14, 2008

Summary Compensation Table

The following table provides selected information concerning the compensation earned during the fiscal year ended December 31, 2007 for services in all capacities to VASCO, by (1) the principal executive officer, (2) the principal financial officer, and (3) VASCO’s only other executive officer who served in positions other than principal executive officer or principal financial officer at the end of 2007 (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary(1)		Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)		All Other Annual Compensation (4)	Total
T. Kendall Hunt	2007	$300,000		$231,278	$1,790	$284,890		$12,010	$829,968
Chairman and Chief Executive Officer	2006	$270,000		$78,258	$90,934	$210,000		$—	$649,192

Jan Valcke	2007	$411,743	(5)	$219,534	$118,342	$451,160	(6)	$14,296	$1,215,075
President and Chief Operating Officer	2006	$338,600	(5)	$101,186	$182,012	$263,356	(6)	$13,062	$898,216

Clifford K. Bown	2007	$250,000		$130,467	$59,171	$219,146		$156,876	$815,660
Executive Vice President, Chief Financial Officer and Secretary	2006	$220,000		$60,004	$91,025	$144,000		$—	$515,029

(1)	Salary represents base salary earned in the fiscal year indicated.
(2)	The amounts reflected represent the U.S. Dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123(R) and exclude any estimate of forfeitures related to service-based vesting conditions. Such amounts may include amounts recognized for awards granted during 2007 and prior fiscal years. Please refer to Note 9, “Stock Based Compensation,” of VASCO’s consolidated financial statements for 2007 included in this Annual Report on Form 10-K for a discussion of assumptions relevant to the calculation of such amounts. All awards were granted under VASCO’s 1997 Stock Compensation Plan. Further information regarding the awards is presented below in the Grants of Plan-Based Awards Table and Outstanding Equity Awards at Fiscal Year-End Table.
(3)	Represents the annual cash bonus paid for VASCO’s EPS performance for the year indicated, as described further in the “Compensation Discussion and Analysis,” above.
(4)	The compensation comprising the named executive officers’ “All Other Compensation” for 2007 consisted of:
•	Mr. Hunt – company matching 401(k) contributions of $4,813, and imputed income from employee benefit insurance premiums made by the company of $7,194.
•	Mr. Valcke – $14,296 (or 10,416 Euros) car allowance, translated at the 2007 average exchange rate of 1.375 USD/Euro.
•

Mr. Bown – imputed income from employee benefit insurance premiums made by the company of $6,937; relocation allowances totaling $147,765 in connection with his two-year assignment to oversee VASCO’s new European headquarters in Zurich, Switzerland (consisting primarily of $71,300 in monthly rent, goods and services allowances, $30,000 auto allowance, $30,000 furniture and appliance allowance, and $10,000 in relocation incidentals); and a tax gross up of $2,714 with respect to these allowances.

(5)	Mr. Valcke’s salary is paid and denominated in Euros. His salary was €310,000 and €300,000 in 2007 and 2006, respectively. The amounts in the Salary column reflect the Euros paid to Mr. Valcke converted into U.S. Dollars at the average exchange rate for 2007 (1.375 USD/Euro) and 2006 (1.256 USD/Euro), respectively.
(6)	Mr. Valcke’s annual cash bonus is paid and denominated in Euros. His annual cash bonus was €337,500 and €210,000 for performance for 2007 and 2006, respectively. The amounts in the Non-Equity Incentive Compensation Plan Compensation column reflect the Euros paid to Mr. Valcke converted into U.S. Dollars at the payment date exchange rate in 2007 (1.294 USD/Euro) and 2006 (1.4353 USD/Euro), respectively.

Grants of Plan-Based Awards

The following table sets forth all plan-based awards granted to the named executive officers during 2007.

	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)						Estimated Future Payouts Under Equity Incentive Plan Awards (3) Target (#)	All Other Stock Awards: Stock or Units (4) (#)	Grant Date Fair Value of Stock Awards
Name		Threshold		Target		Maximum
T. Kendall Hunt
Chairman and Chief Executive Officer	1/10/07	$97,500		$195,000		$292,500
	1/10/07							20,200		$302,394	(5)
	1/10/07								13,400	$200,598	(6)

Jan Valcke
President and Chief Operating Officer	1/10/07	$154,404	(2)	$308,807	(2)	$463,211	(2)
	1/10/07							15,300		$229,041	(5)
	1/10/07								10,200	$152,694	(6)

Clifford K. Bown
Executive Vice President, Chief Financial Officer	1/10/07	$75,000		$150,000		$225,000
	1/10/07							9,100		$136,227	(5)
	1/10/07								6,100	$91,317	(6)

(1)	Represents the threshold, target and maximum award amounts that could have been paid out as a cash bonus award under VASCO’s annual cash incentive award program for performance in 2007 upon achievement of certain EPS target levels for the year. The threshold, target and maximum award amounts are based on percentages of each named executive officer’s actual base salary for 2007. The actual award amounts for the 2007 performance period were paid to the named executive officers in February 2008, and are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above. Additional information regarding the annual cash incentive compensation is provided above in “Compensation Discussion and Analysis.”
(2)	Mr. Valcke’s annual cash bonus threshold, target and maximum award amounts are denominated in Euros. His amounts in the threshold, target and maximum columns reflect the U.S. Dollar values of such amounts, converted at the exchange rate on the date on which the annual cash bonus was paid (1.4353 USD/Euro).
(3)	Performance shares granted under the 1997 Stock Compensation Plan will vest only if VASCO achieves a specified cumulative EPS for the three year period ending December 31, 2009. Under these performance share awards, either the entire award will vest or none of it will vest, so the “threshold” and “maximum” columns have been omitted. The performance shares also will vest upon a change of control of VASCO.
(4)	Shares of restricted stock granted under the 1997 Stock Compensation Plan vest in equal annual installments on the first four anniversaries of the date of grant if the holder is still employed by the company on each such date, as further discussed in the “Compensation Discussion and Analysis,” above. The shares of restricted stock also will vest upon a change of control of VASCO.
(5)	The grant date fair value is computed in accordance with FAS 123(R) and reflects the value of the performance shares on the date the award was granted. The value is the product of the total number of shares awarded multiplied by the closing stock price on the date of the award. This amount reflects the total cost that will be recognized on a straight line basis, in the financial statements, over the term of the award.
(6)	The grant date fair value is computed in accordance with FAS 123(R) and reflects the value of the restricted stock on the date the award was granted. The value is the product of the total number of shares awarded multiplied by the closing stock price on the date of the award. This amount reflects the total cost that will be recognized on a straight line basis, in the financial statements, over the term of the award.

Employment Agreements

Each of our named executive officers is party to an employment agreement with VASCO. Each agreement provides for base salary, incentive compensation and severance compensation.

Mr. Hunt’s employment agreement is dated November 20, 2002. Under the terms of his agreement, in the event he is terminated without cause or he quits for good reason, whether after a change in control of VASCO or not, Mr. Hunt will continue to receive his base pay and any applicable incentive compensation over a 24-month period. In the event of a change in control, if any payment or benefit to be received by Mr. Hunt would be subject to an excise tax under the Internal Revenue Code, VASCO will increase the payments and benefits to Mr. Hunt to reimburse him, on an after-tax basis, for the amount of such excise tax. If Mr. Hunt is terminated for cause or quits without good reason, he will not be entitled to any severance compensation. Mr. Hunt has agreed to abide by several non-compete restrictions following the termination of his employment. The restricted period will be either 12 or 24 months, depending on the nature of the termination.

Mr. Valcke’s employment agreement is dated June 29, 2005. Under the terms of his agreement, in the event he is terminated without cause or quits for good reason, whether after a change in control of VASCO or not, Mr. Valcke will continue to receive his base pay and any applicable incentive compensation over a 24-month period. If Mr. Valcke is terminated for cause or quits without good reason, he will not be entitled to any severance compensation. Mr. Valcke has agreed to abide by several non-compete restrictions following the termination of his employment. The restricted period will be either 12 or 24 months, depending on the nature of the termination.

Mr. Bown’s employment is dated January 1, 2003. Under the terms of his agreement, in the event he is terminated without cause or quits for good reason, whether after a change in control of VASCO or not, Mr. Bown will continue to receive his base pay and any applicable incentive compensation over a 12-month period. In the event of a change in control, if any payment or benefit to be received by Mr. Bown would be subject to an excise tax under the Internal Revenue Code, VASCO will increase the payments and benefits to Mr. Bown to reimburse him, on an after-tax basis, for the amount of such excise tax. If Mr. Bown is terminated for cause or quits without good reason, he will not be entitled to any severance compensation. Mr. Bown has agreed to abide by several non-compete restrictions following the termination of his employment. The restricted period will be either 3 or 12 months, depending on the nature of the termination.

On February 26, 2007, VASCO entered into a supplemental employment agreement with Mr. Bown with respect to special terms and conditions applicable to his assignment in Zurich, Switzerland to establish VASCO’s European Headquarters. The agreement provides for a relocation allowance of $10,000, a goods and services allowance of $2,630 per month, a housing and utilities allowance of $4,500 per month, and a car allowance of $30,000. In addition, it also provides for up to $5,000 to assist with home finding and local orientation, payment for two days of cultural training for Mr. Bown and his partner, up to $5,000 for work-related costs for Mr. Bown’s partner and payment of travel costs for Mr. Bown and his partner to return to the U.S. twice for home leave during each 12 month period.

2007 Awards

The terms of the award of annual cash incentive bonuses, restricted stock and performance shares are described above under “Compensation Discussion and Analysis” and in the footnotes to the “Grants of Plan-Based Awards” table and the “Outstanding Equity Awards at Fiscal Year-End” table.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the aggregate number of outstanding equity awards held by the named executive officers as of December 31, 2007.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Shares of Stock that Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Unearned Shares Have That Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested ($)
T. Kendall Hunt
Award Dated:
1/11/1999(1)	30,000	—	3.125	1/11/09	—	—	—	—
1/11/2000(1)	30,000	—	8.875	1/11/10	—	—	—	—
11/30/2001(1)	90,000	—	1.250	11/30/11	—	—	—	—
1/9/2002(1)	120,000	—	2.270	1/9/12	—	—	—	—
1/9/2003(1)	125,000	—	0.720	1/9/13	—	—	—	—
1/8/2004(3)	125,000	—	2.530	1/8/14	—	—	—	—
1/24/2006(4)	—	—	—	—	26,250	732,900	—	—
1/10/2007(4)	—	—	—	—	13,400	374,128	—	—
1/10/2007(5)	—	—	—	—	—	—	20,200	563,984

Jan Valcke
Award Dated:
1/9/2002(2)	50,000	—	2.270	1/9/12	—	—	—	—
1/9/2003(2)	100,000	—	0.720	1/9/13	—	—	—	—
1/8/2004(2)	100,000	—	2.530	1/8/14	—	—	—	—
1/14/2005(4)	72,915	27,085	6.380	1/14/12	—	—	—	—
1/14/2005(6)	—	—	—	—	7,500	209,400	—	—
1/24/2006(6)	—	—	—	—	26,250	732,900	—	—
1/10/2007(6)	—	—	—	—	10,200	284,784	—	—
1/10/2007(5)	—	—	—	—	—	—	15,300	427,176

Clifford K. Bown
Award Dated:
1/9/2003(3)	50,000	—	0.720	1/9/13	—	—	—	—
1/8/2004(3)	50,000	—	2.530	1/8/14	—	—	—	—
1/14/2005(3)	36,457	13,543	6.380	1/14/12	—	—	—	—
1/14/2005(7)	—	—	—	—	5,000	139,600	—	—
1/24/2006(7)	—	—	—	—	15,000	418,800	—	—
1/10/2007(7)	—	—	—	—	6,100	170,312	—	—
1/10/2007(5)	—	—	—	—	—	—	9,100	254,072

(1)	All of Mr. Hunt’s unexercised options are fully vested.
(2)	With respect to Mr. Valcke’s unexercised options: (a) the options granted on January 9, 2002 (for 50,000 shares) and the options granted on January 9, 2003 and January 8, 2004 (each for 100,000 shares) are fully vested; and (b) the option granted on January 17, 2005 (for 100,000 shares) vests monthly with respect to 1/48 of the original underlying shares until fully vested.
(3)	With respect to Mr. Bown’s unexercised options: (a) the options granted on January 9, 2003 and January 9, 2004 (each for 50,000 shares) are fully vested; and (b) the option granted on January 17, 2005 (for 50,000 shares) vests monthly with respect to 1/48 of the original underlying shares until fully vested.

(4)	With respect to Mr. Hunt’s unvested restricted shares: (a) of those granted on January 24, 2006, 8,750 shares vested on January 24, 2008 and 8,750 shares will vest on each of January 24, 2009 and January 24, 2010; and (b) of those granted on January 10, 2007, 3,350 shares vested on January 10, 2008 and 3,350 shares will vest on each of January 10, 2009, January 10, 2010 and January 10, 2011.
(5)	Performance shares that will vest upon VASCO’s achievement of a cumulative EPS target for the three-year period ending December 31, 2009. No such performance shares will vest if the cumulative EPS target is not met and no additional shares will be earned if the cumulative EPS target is exceeded.
(6)	With respect to Mr. Valcke’s unvested restricted shares: (a) of those granted on January 17, 2005, 3,750 shares vested on January 17, 2008 and 3,750 shares will vest on January 17, 2009; (b) of those granted on January 24, 2006, 8,750 shares vested on January 24, 2008 and 8,750 shares will vest on each of January 24, 2009 and January 24, 2010; and (c) of those granted on January 10, 2007, 2,550 shares vested on January 10, 2008 and 2,550 shares will vest on each of January 10, 2009, January 10, 2010 and January 10, 2011.
(7)	With respect to Mr. Bown’s unvested restricted shares: (a) of those granted on January 17, 2005, 2,500 shares vested on January 17, 2008 and 2,500 shares will vest on January 17, 2009; (b) of those granted on January 24, 2006, 5,000 shares vested on January 24, 2008 and 5,000 shares will vest on each of January 24, 2009 and January 24, 2010; and (c) of those granted on January 10, 2007, 1,525 shares vested on January 10, 2008 and 1,525 shares will vest on each of January 10, 2009, January 10, 2010 and January 10, 2011.

Option Exercises and Stock Vested

The following table sets forth the stock options exercised and stock awards vested in the year ended December 31, 2007 held by the named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
T. Kendall Hunt	125,000	$1,858,750	8,750	$129,237.50

Jan Valcke	55,000	$1,107,644	12,500	$185,375.00

Clifford K. Bown	75,000	$1,539,780	7,500	$111,275.00

Potential Payments Upon Termination or Change-in-Control

The following paragraphs and tables describe the potential payments and benefits to which the named executive officers would be entitled from the company pursuant to their employment agreements and the company’s compensation and benefit plans upon termination of employment, if such termination had occurred as of December 31, 2007, or upon a change in control of the Company, if such change in control had occurred as of December 31, 2007.

For purposes of the following table, and its footnotes, all terms used with respect to events of termination or change in control shall have the following meanings unless otherwise indicated:

•

“Cause” under the employment agreements means: (i) any act by the named executive officer that constitutes fraud, dishonesty, bad faith or a felony toward the company; (ii) the conviction of the named executive officer of a felony or crime involving moral turpitude; (iii) the named executive officer entering into any transaction or contractual relationship causing diversion of business opportunity from the company (other than on behalf of the company, or with the prior written consent of the Board of the company); or (iv) the named executive officer’s willful and continued neglect of his material duties after 30 days written notice to the named executive officer by the

Board. Mr. Valcke’s employment agreement also defines “Cause” to include a violation of the company’s Code of Conduct and Ethics.

•	“Good Reason” under the employment agreements means:

(i)	the assignment to the named executive officer of any duties inconsistent in any respect with the named executive officer’s position (including status, offices, titles and reporting requirements), authority, duties or responsibilities or any other action by the company which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the company promptly after receipt of notice thereof given by the named executive officer;

(ii)	any failure by the company to comply with any provision of any employment agreement entered into between the named executive officer and the Company (or any direct or indirect subsidiary thereof) other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the company promptly after receipt of notice thereof given by the named executive officer; or

(iii)	any failure by the company to continue at least its customary base compensation payments to the named executive officer.

Mr. Hunt’s and Mr. Bown’s employment agreements also define “Good Reason” to include:

(iv)	the Company’s (or any direct or indirect subsidiary thereof) requiring the named executive officer to be based at any office or location other than the office occupied by the named executive officer as of the date of the employment agreement or a reasonably comparable office located within a 40-mile radius of such office (Mr. Bown’s supplemental employment agreement dated February 26, 2007 provides for his temporary relocation to Zurich, Switzerland).

Any good faith determination of “Good Reason” made by the named executive officer is conclusive.

•

The definition of a “Change in Control” under the employment agreements is summarized below and is generally consistent with the comparable definition in the 1997 Stock Compensation Plan, as amended. Potentially significant differences are noted in the footnotes at the end of the definition:

(i)

An acquisition by any person of beneficial ownership of 25%[1] or more of either (1) the then outstanding shares of our common stock (the “Outstanding Common Stock”) or (2) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the “Outstanding Voting Securities”); excluding, however, the following: (1) any acquisition directly from the Company, other than an acquisition by virtue of the exercise of a conversion privilege unless the security being so converted was itself acquired directly from the Company, (2) any acquisition by the Company; (3) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company; or (4) any acquisition by any person pursuant to a transaction which complies with clauses (1), (2) and (3) of subsection (iii) noted below; or

(ii)

Within any period of 24 consecutive months, a change in the composition of the Board such that the individuals who, immediately prior to such period, constituted the Board (such Board shall be hereinafter referred to as the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board; provided, however, for these purposes, that any individual who becomes a member of the Board during such period, whose election, or nomination for election by the Company’s stockholders, was approved by a vote of at least a majority of those individuals who are members of the Board and who were also members of the Incumbent Board (or deemed to be such pursuant to this proviso) shall be considered as though such individual were a member of the Incumbent Board; but, provided further, that any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Board shall not be so considered as a member of the Incumbent Board; or

(iii)

The approval by our stockholders[2] of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (“Corporate Transaction”); excluding, however, such a Corporate Transaction pursuant to which (1) all or substantially all of the individuals and entities who are the beneficial owners, respectively, of the Outstanding Common Stock and Outstanding Voting Securities immediately prior to such Corporate Transaction will beneficially own, directly or indirectly, more than 60% of, respectively, the outstanding shares of common stock, and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Corporate Transaction (including, without limitation, a corporation which as a result of such transaction owns the company or all or substantially all of the company’s assets, either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Corporate Transaction, of the Outstanding Common Stock and Outstanding Voting Securities, as the case may be, (2) no Person (other than the company, any employee benefit plan (or related trust) sponsored or maintained by the company, by any corporation controlled by the company, or by such corporation resulting from such Corporate Transaction) will beneficially own, directly or indirectly, more than 25%[1] of, respectively, the outstanding shares of common stock of the corporation resulting from such Corporate Transaction or the combined voting power of the outstanding voting securities of such corporation entitled to vote generally in the election of directors, except to the extent that such ownership existed with respect to the company prior to the Corporate Transaction, and (3) individuals who were members of the Board immediately prior to the approval by our stockholders of such Corporate Transaction will constitute at least a majority of the members of the board of directors of the corporation resulting from such Corporate Transaction; or

(iv)	The approval by our stockholders of a complete liquidation or dissolution of the company, other than to a corporation pursuant to a transaction which would comply with clauses (1), (2) and (3) of subsection (iii) noted above, assuming for this purpose that such transaction were a Corporate Transaction.

Footnotes:

(1)	The change in control threshold percentage in the 1997 Stock Compensation Plan, as amended, is 20% rather than 25%.
(2)	The triggering event in the 1997 Stock Compensation Plan is consummation of a transaction rather than stockholder approval.

The amounts in the table below do not include payments and benefits to the extent they are provided on a nondiscriminatory basis to full-time salaried employees generally upon termination of employment. Such payments and benefits include accrued salary and vacation pay and distributions of plan balances under the Company’s 401(k) plan.

Potential Payments upon Termination or Change in Control dated December 31, 2007

	Termination by company without cause or by named executive officer for good reason, without a Change in Control (1)	Termination by company without cause or by named executive officer for good reason, in the event of a Change in Control (1)	Change in control (2)
T. Kendall Hunt, Chairman and Chief Executive Officer

Base salary(3)	$600,000	$600,000	$—
Annual cash bonus(4)	—	390,000	—
Restricted stock(5)(6)	—	1,107,028	1,107,028
Performance shares(5)(7)	—	563,984	563,984
Excise tax gross-up(8)	—	861,746	394,205

Total	$600,000	$3,522,758	$2,065,217

Jan Valcke, President and Chief Operating Officer

Base salary(3)(9)	$883,200	$883,200	$—
Annual cash bonus(4)(9)	—	662,400	—
Stock options(5)(10)	—	583,411	583,411
Restricted stock(5)(11)	—	1,227,084	1,227,084
Performance shares(5)(12)	—	427,176	427,176

Total	$883,200	$3,783,271	$2,237,671

Clifford K. Bown, Executive Vice President, Chief Financial Officer and Secretary

Base salary(3)	$250,000	$250,000	$—
Annual cash bonus(4)	—	150,000	—
Stock options(5)(13)	—	291,716	291,716
Restricted stock(5)(14)	—	728,712	728,712
Performance shares(5)(15)	—	254,072	254,072
Excise tax gross-up(8)	—	334,472	—

Total	$250,000	$2,008,943	$1,274,500

(1)	Refers to a Change in Control under the named executive officer’s employment agreement. Note that such a Change in Control would likely also constitute a Change in Control under the 1997 Stock Compensation Plan, as amended.
(2)	Refers to a Change in Control under the 1997 Stock Compensation Plan, as amended.
(3)	Pursuant to the employment agreement further described above under “Employment Agreements,” the company will continue to pay the named executive officer regular payments of his base salary at the rate in effect at the time of termination, for his severance period. When termination results from a termination without cause by the company after a Change in Control under the employment agreement or a termination by the named executive officer for good reason in the event of a Change in Control under the employment agreement, the named executive officer may elect to receive, instead of continuation of such regular payments, a lump sum payment equal to the present value of the stream of such monthly payments. Each named executive officer is subject to certain non-competition restrictions for the duration of his severance period. The severance period for each of Mr. Hunt and Mr. Valcke is 24 months, unless he is terminated without cause and no change of control has occurred, in which case the severance period is 12 months. The severance period for Mr. Bown is 12 months.

(4)	Pursuant to the employment agreement further described above under “Employment Agreements,” the company will continue to pay the named executive officer regular payments of his incentive compensation at the rate in effect at the time of termination, for his severance period. The named executive officer may elect to receive a lump sum payment equal to the present value of the regular incentive compensation payments.
(5)	Upon a Change in Control under the 1997 Stock Compensation Plan, all of the named executive officer’s unvested stock options, restricted stock and performance shares will become fully vested. Additional information regarding the terms of restricted stock and performance shares is provided above under “Compensation Discussion and Analysis” and in the footnotes to the Grants of Plan-Based Awards table and the Outstanding Equity Awards at Fiscal Year-End table. Additional information regarding the terms of the stock options is provided above in the footnotes to the Outstanding Equity Awards at Fiscal Year-End table.
(6)	Represents the value of 39,650 shares of restricted stock held by Mr. Hunt on December 31, 2007, based on the closing price of our common stock listed on The NASDAQ Stock Market on December 31, 2007 ($27.92 per share).
(7)	Represents the value of 20,200 performance shares held by Mr. Hunt on December 31, 2007, based on the closing price of our common stock listed on The NASDAQ Stock Market on December 31, 2007 ($27.92 per share), and assumes payout of the performance shares at the 100% level.
(8)	Represents an amount to cover the “gross up” for excise taxes imposed under the Internal Revenue Code on payments and benefits received by the named executive officer, in order to preserve the after-tax value of such payments and benefits to the named executive officer.
(9)	Mr. Valcke’s cash compensation, including his base salary and annual cash bonus, is paid and denominated in Euros. These amounts reflect the U.S. Dollar equivalent of his base salary and incentive compensation converted from Euros based on the exchange rate on December 31, 2007 (1.472 USD/Euro).
(10)	Represents the value of unvested options held by Mr. Valcke on December 31, 2007, to purchase 27,085 shares of our common stock at the exercise price of $6.38. The value of the accelerated options is calculated on a per share basis as the excess of the closing price of our common stock listed on The NASDAQ Stock Market on December 31, 2007 ($27.92 per share) over the per share exercise price of such options.
(11)	Represents the value of 43,950 shares of restricted stock held by Mr. Valcke on December 31, 2007, based on the closing price of our common stock listed on The NASDAQ Stock Market on December 31, 2007 ($27.92 per share).
(12)	Represents the value of 15,300 performance shares held by Mr. Valcke on December 31, 2007, based on the closing price of our common stock listed on The NASDAQ Stock Market on December 31, 2007 ($27.92 per share)), and assumes payout of the performance shares at the 100% level.
(13)	Represents the value of unvested options held by Mr. Bown on December 31, 2007, to purchase 13,543 shares of our common stock at the exercise price of $6.38. The value of the accelerated options is calculated on a per share basis as the excess of the closing price of our common stock listed on The NASDAQ Stock Market on December 31, 2007 ($27.92 per share) over the per share exercise price of such options.
(14)	Represents the value of 26,100 shares of restricted stock held by Mr. Bown on December 31, 2007, based on the closing price of our common stock listed on The NASDAQ Stock Market on December 31, 2007 ($27.92 per share).
(15)	Represents the value of 9,100 performance shares held by Mr. Bown on December 31, 2007, based on the closing price of our common stock listed on The NASDAQ Stock Market on December 31, 2007 ($27.92 per share), and assumes payout of the performance shares at the 100% level.

Compensation of Directors

We use a combination of cash and equity-based incentive compensation to attract and retain qualified candidates to serve on our Board. In 2006 and in 2007, our Compensation Committee engaged the compensation consultant to conduct a study of compensation paid to directors at companies of comparable size, including the use of equity as a component of compensation. Based upon the information that the compensation consultant submitted to the Compensation Committee, the Compensation Committee, in its subjective judgment, recommended, and the Board approved the following compensation for non-employee directors for 2007:

Director annual retainer:	$35,000
Non-chair, per committee membership fee:	$3,000
Audit committee chairman fee:	$10,000
Other committee chairman fee:	$5,000
Non-cash/equity component:	$50,000

We do not pay separate director fees for meeting attendance. For 2007, the chairman fees, committee membership fees and annual retainers were paid on a quarterly basis in cash.

The non-cash equity component was granted on January 10, 2007 to each of the non-employee directors in the form 3,800 deferred restricted stock units based on the closing share price on January 10, 2007, of $14.97 per share. The economic value of $50,000 was converted into the equivalent number of deferred restricted stock units by dividing the economic value by the closing price of VASCO’s common stock on the grant date and applying a discounted economic value that had been calculated by the compensation consultant at the request of the Compensation Committee. The discount factor considers the time value of money and the risk of forfeiture. For the January 2007 awards, as a result of the discount rates applied to the deferred restricted stock units, a deferred restricted stock unit was given an economic value of 90% of the price of a share of common stock on the grant date. Based on that calculation, the number of shares awarded was rounded up to the nearest 100 shares.

The awards vested and became nonforfeitable on January 10, 2008, on the first anniversary date of the grant. Vesting is accelerated upon death, disability or change in control. Delivery of the vested shares is deferred until the earlier of cessation of the director’s service to VASCO or a change in control.

Director Compensation Table

The table below sets forth the fees earned by each non-employee director in 2007.

Name (1)	Fees Earned or Paid in Cash (2)	Stock Awards (3) (4)	Option Awards (3) (5)	Total
Michael Cullinane	$51,000	$59,577	$2,430	$113,007
John Walter	$46,000	$59,577	$2,430	$108,007
John Fox	$46,000	$59,577	$10,287	$115,864
Jean Holley	$44,000	$59,577	—	$103,577

(1)	The aggregate number of shares underlying unexercised option awards outstanding on December 31, 2007 for each of the Company’s non-employee directors was: Mr. Cullinane, 112,000; Mr. Walter 60,000; Mr. Fox, 15,000; and Ms. Holley, 0. The aggregate number of unvested stock awards outstanding on December 31, 2007 for each of the Company’s non-employee directors was: Mr. Cullinane, 3,800 deferred restricted stock units; Mr. Walter 3,800 deferred restricted stock units; Mr. Fox, 3,800 deferred restricted stock units; and Ms. Holley, 3,800 deferred restricted stock units. The deferred restricted stock units are discussed further in “Compensation of Directors,” above, and in footnote 4, below.
(2)	Includes annual retainer and fees for committee memberships and chairmanships.
(3)

The amounts reflected represent the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123(R). Such amounts may include amounts recognized for awards granted during 2007 and prior fiscal years. Please refer to Note 9, “Stock Based Compensation,” of our consolidated financial statements for 2007 included in this Annual Report on Form 10-K , for a discussion of assumptions relevant to the calculation of such amounts. The awards were granted under VASCO’s 1997 Stock Compensation Plan.

(4)	On January 10, 2007, all of the Company’s non-employee directors, Messrs. Cullinane, Walter and Fox and Ms. Holley, were each awarded 3,800 deferred restricted stock units, as described above under “Compensation of Directors.” The grant date value of each director’s award calculated in accordance with SFAS 123(R) was $56,886. All awards were granted under VASCO’s 1997 Stock Compensation Plan.
(5)	There have been no stock option awards granted since 2005. The grant date fair value of stock options is calculated using the Black-Scholes option pricing model, with the expected life adjusted to reflect the effect of post-vesting restrictions. This compensation expense is recorded on a straight-line basis over the vesting period of the options. The assumptions used to determine the grant date fair value of the stock options at are described in Note 9 of our consolidated financial statements for 2007 included in this Annual Report on Form 10-K .

Compensation Committee Interlocks and Insider Participation

The current members of our Compensation Committee are Mr. Cullinane, Mr. Fox, Ms. Holley and Mr. Walter. None of these individuals were at any time during fiscal year 2007 or were formerly an officer or employee of VASCO. In addition, none or our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth shares of our common stock that are authorized to be issued as of December 31, 2007 under the company’s 1997 Stock Compensation Plan, as amended and restated in 1999:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,354,548	$3.04	6,086,418

Equity compensation plans not approved by security holders	none	not applicable	not applicable

Total	1,354,548	$3.04	6,086,418

(1)	The overall number of shares available under the company’s 1997 Stock Compensation Plan, as amended and restated in 1999, including securities to be issued upon exercise of outstanding options, warrants, and rights, is limited to 20% of the total number of shares issued and outstanding immediately prior to the grant awards.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 29, 2008, for each person or entity who is known to us to beneficially own five percent or more of the common stock. For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares as of a given date that such person has the right to acquire within 60 days after such date.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
T. Kendall Hunt	9,576,112	25.36	%(1)
1901 S. Meyers Road, Ste. 210 Oakbrook Terrace, IL 60181

Munder Capital Management	2,962,895	7.96	%(2)
480 Pierce Street Birmingham, MI 48009

(1)	Includes 100,000 shares held in the T. Kendall Hunt Charitable Remainder Trust and 1,011,300 shares held by the estate of Barbara J. Hunt, to which both Mr. Hunt disclaims beneficial ownership. The amount also includes 520,000 shares that may be acquired pursuant to options which are exercisable at February 29, 2008.
(2)	Based on Schedule 13G filed with the Securities and Exchange Commission on February 14, 2008, which reports that Munder Capital Management has sole voting power with respect to 2,616,810 shares and sole dispositive power with respect to 2,962,895 shares.

The table below sets forth certain information with respect to the beneficial ownership of our common stock as of February 29, 2008 for each of our directors, each of our named executive officers, and all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them unless otherwise indicated. For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares as of a given date that such person has the right to acquire within 60 days after such date.

Name of beneficial owner	Amount and nature of beneficial ownership (1)		Percent of class
T. Kendall Hunt	9,576,112	(2)	25.36%

Jan Valcke	367,468	(3)	*

Cliff Bown	177,839	(4)	*

Michael P. Cullinane	132,300	(5)	*

John R. Walter	90,300	(6)	*

John N. Fox	28,800	(7)	*

Jean Holley	8,520	(8)	*

All Executive Officers and Directors as a Group (7 persons)	10,381,339		26.95%

*	Ownership is less than 1%.
(1)

The number of shares beneficially owned by each director and executive officer is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days after February 29, 2008, including through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

(2)	Includes 100,000 shares held in the T. Kendall Hunt Charitable Remainder Trust and 1,011,300 shares held by the estate of Barbara J. Hunt, with Mr. Hunt as executor of the estate, as to which shares Mr. Hunt disclaims beneficial ownership. The amount also includes 520,000 shares that may be acquired pursuant to options which are exercisable at February 29, 2008 or become exercisable within 60 days.
(3)	Includes 327,082 shares that may be acquired pursuant to options which are exercisable at February 29, 2008 or become exercisable within 60 days.
(4)	Includes 138,540 shares that may be acquired pursuant to options which are exercisable at February 29, 2008 or become exercisable within 60 days.
(5)	Includes 112,000 shares that may be acquired pursuant to options which are exercisable at February 28, 2007 or become exercisable within 60 days, and 3,800 deferred shares that vested in January 2008 and may be acquired upon a cessation of service within 60 days.
(6)	Includes 60,000 shares that may be acquired pursuant to options which are exercisable at February 29, 2008 or become exercisable within 60 days and 3,800 deferred shares that vested in January 2008 and may be acquired upon a cessation of service within 60 days.
(7)	Includes 15,000 shares that may be acquired pursuant to options which are exercisable at February 29, 2008 or become exercisable within 60 days and 3,800 deferred shares that vested in January 2008 and may be acquired upon a cessation of service within 60 days. Also includes 10,000 shares owned jointly with Mr. Fox’s spouse.
(8)	Includes 505 shares owned by Ms. Holley’s spouse and 3,800 deferred shares that vested in January 2008 and may be acquired upon a cessation of service within 60 days.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Transactions With Related Persons

As we have not engaged in related person transactions, we have not adopted any formal policies or procedures for the review, approval or ratification of related person transactions.

Director Independence

Our Board of Directors has determined that directors Michael P. Cullinane, John N. Fox, Jr., Jean K. Holley and John R. Walter are independent directors under Nasdaq independence standards. Accordingly, all members of our audit, nominating and compensation committees were determined to be independent under the Nasdaq independence standards applicable to such committees. The only member of the Board of Directors who was determined to be not independent was T. Kendall Hunt.

Item 14 - Principal Accountant Fees and Services

The following sets forth the amount of fees paid to our registered public accounting firm, KPMG LLP, for services rendered in 2007 and 2006 (in thousands):

Audit Fees: The aggregate fees billed by KPMG LLP for professional services rendered for the audit of the company’s annual financial statements, the reviews of the financial statements included in the company’s quarterly reports on Form 10-Q, and services normally provided by the independent auditor in connection with statutory and regulatory filings were $507 for the fiscal year ended 2007, (excluding $58 billed and approved by the Audit Committee in 2007 related to 2006) and $468 for the fiscal year ended December 31, 2006.

Audit-Related Fees: There were no audit-related fees paid in 2007 or 2006.

Tax Fees: The aggregate fees billed by KPMG LLP for tax compliance and tax advice were $4 in 2007 and $2 in 2006. The 2007 and 2006 fees relate to foreign subsidiary tax returns.

All Other Fees: No other fees were billed by KMPG LLP for 2007. The aggregate fees billed by KPMG LLP for filing withholding returns on intercompany dividend payments were $4 in 2006.

It is currently the policy of the Audit Committee of the Board of Directors to pre-approve all services rendered by KPMG LLP. The Audit Committee pre-approved all of the above fees for both 2007 and 2006.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a)(1) The following consolidated financial statements and notes thereto, and the related independent auditors’ report, are included on pages F-1 through F-27 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(2) The following consolidated financial statement schedule of the company is included in this Form 10-K:

•	Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned consolidated financial statements.

(3) The following exhibits are filed with this Form 10-K or incorporated by reference as set forth at the end of the list of exhibits:

Exhibit Number	Description
3.1	Certificate of Incorporation of Registrant, as amended. (Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as amended (Registration No. 333-35563), originally filed with the Securities and Exchange Commission on September 12, 1997.)

3.2	Bylaws of Registrant, as amended and restated December 12, 2007. (Incorporated by reference - Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.)

4.1	Specimen of Registrant’s Common Stock Certificate. (Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as amended (Registration No. 333-35563), originally filed with the Securities and Exchange Commission on September 12, 1997.)

4.2*	Form of Award Agreement for Stock Option Grant under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated.

4.3*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated (time-based vesting). (Incorporated by reference - Form 8-K/A filed January 16, 2008.)

4.4*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated (performance-based vesting). (Incorporated by reference - Form 8-K/A filed January 16, 2008.)

4.5*	Form of Award Agreement for Deferred Stock under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated.

Exhibit Number	Description

10.1*	1997 VASCO Data Security International, Inc. Stock Compensation Plan, as Amended and Restated. (Incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Schedule 14A, filed with the SEC on April 30, 1999.)

10.2*	Employment agreement with T. Kendall Hunt. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 31, 2003.)

10.3*	Employment agreement with Clifford Bown. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 31, 2003.)

10.4	Share Sale and Purchase Agreement by and among VASCO Data Security International, Inc., A.O.S. Holding B.V., Filipan Beheer B.V., Mr. Mladen Filipan and Pijnenburg Beheer N.V., dated February 4, 2005 (Incorporated by reference – Form 8-K filed February 8, 2005.)

10.5*	Employment Agreement by and between VASCO Data Security International, Inc. and Jan Valcke effective as of January 1, 2005. (Incorporated by reference - Form 8-K filed July 1, 2005).

10.6*	Letter agreement dated February 26, 2007, supplementing the Employment Agreement dated January 1, 2003, between the company and Clifford K. Bown. (Incorporated by reference – Form 8K filed March 2, 2007.)

14.1	Code of Conduct and Ethics. (Incorporated by reference - Form 8-K filed March 12, 2008.)

21	Subsidiaries of Registrant.

23	Consent of KPMG LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 14, 2008.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 14, 2008.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 14, 2008.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 14, 2008.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

VASCO Data Security International, Inc.:

We have audited the accompanying consolidated balance sheets of VASCO Data Security International, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited the accompanying consolidated financial statement Schedule II – Valuation and Qualifying Accounts. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VASCO Data Security International, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 1 to the consolidated financial statements, in 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, modifying share-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of VASCO Data Security International, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois

March 14, 2008

VASCO Data Security International, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2007	2006
ASSETS
Current assets
Cash and equivalents	$38,833	$14,768
Accounts receivable, net of allowance for doubtful accounts of $452 in 2007 and $712 in 2006	25,721	19,617
Inventories	7,076	4,275
Prepaid expenses	1,712	1,295
Deferred income taxes	476	375
Foreign sales tax receivable	4,919	967
Other current assets	180	23

Total current assets	78,917	41,320

Property and equipment:
Furniture and fixtures	3,124	2,273
Office equipment	3,341	2,395

	6,465	4,668
Accumulated depreciation	(4,325)	(3,246)

Property and equipment, net	2,140	1,422

Goodwill, net of accumulated amortization	14,319	12,685
Intangible assets, net of accumulated amortization	2,295	3,013
Other assets, net of accumulated amortization	3,005	4,206

Total assets	$100,676	$62,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,757	$7,579
Deferred revenue	5,608	2,081
Accrued wages and payroll taxes	5,330	3,176
Income taxes payable	4,008	1,396
Other accrued expenses	3,776	2,751
Bank borrowing	—	2,154
Current deferred income taxes	—	125

Total current liabilities	26,479	19,262

Deferred warranty	309	302
Accrued compensation	1,281	356
Deferred revenue	457	—
Deferred tax liability	611	520

Total liabilities	29,137	20,440

Stockholders’ equity
Common stock: $.001 par value per share- 75,000 shares authorized; 37,205 and 36,546 shares issued and outstanding at December 31, 2007 and 2006, respectively	37	37
Additional paid-in capital	64,734	61,251
Accumulated income/(deficit)	565	(20,398)
Accumulated other comprehensive income	6,203	1,316

Total stockholders’ equity	71,539	42,206

Total liabilities and stockholders’ equity	$100,676	$62,646

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended December 31,
	2007	2006	2005
Revenue	$119,980	$76,062	$54,579
Cost of goods sold	40,868	24,359	20,141

Gross profit	79,112	51,703	34,438

Operating costs:
Sales and marketing	27,181	19,482	14,784
Research and development	9,440	5,529	3,579
General and administrative	10,569	7,157	4,556
Amortization of purchased intangible assets	1,029	593	738
Restructuring recoveries	—	—	(172)

Total operating costs	48,219	32,761	23,485

Operating income	30,893	18,942	10,953

Interest income, net	479	121	69
Impairment Secured Services, Inc. (SSI) investment	—	(600)	—
Other income (expense), net	(384)	178	506

Income before income taxes	30,988	18,641	11,528
Provision for income taxes	10,025	6,054	3,827

Net income	20,963	12,587	7,701

Preferred stock dividends	—	—	(14)

Net income available to common shareholders	$20,963	$12,587	$7,687

Net income per share:
Basic	$0.57	$0.35	$0.22

Diluted	$0.55	$0.33	$0.21

Weighted average common shares outstanding:
Basic	36,879	36,230	35,429

Dilutive	38,258	37,765	37,244

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the years ended December 31,
	2007	2006	2005
Net income	$20,963	$12,587	$7,701
Other comprehensive income (loss) - Currency translation adjustment	4,887	2,194	(1,218)

Comprehensive income	$25,850	$14,781	$6,483

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2007, 2006, and 2005

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compen- sation	Accumu- lated Income (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity
Description	Shares	Amount	Shares	Amount
Balance at December 31, 2004	—	$1,504	33,582	$34	$51,825	$—	$(40,672)	$340	$13,031
Net income	—	—	—	—	—	—	7,701	—	7,701
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,218)	(1,218)
Exercise of stock options	—	—	691	1	1,902	—	—	—	1,903
Common stock issued for acquisitions	—	—	331	—	2,278	—	—	—	2,278
Restricted stock awards	—	—	84	—	538	(403)	—	—	135
Conversion of series D preferred stock	—	(1,504)	1,040	1	1,503	—	—	—	—
Cash dividend on series D preferred stock	—	—	—	—	—	—	(14)	—	(14)
Conversion of warrants	—	—	447	—	1,552	—	—	—	1,552
Dividend paid in common stock on series D preferred stock	—	—	5	—	27	—	—	—	27

Balance at December 31, 2005	—	—	36,180	36	59,625	(403)	(32,985)	(878)	25,395

Net income	—	—	—	—	—	—	12,587	—	12,587
Reclassification for adoption of FAS 123(R)	—	—	—	—	(403)	403	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	2,194	2,194
Exercise of stock options	—	—	229	1	683	—	—	—	684
Restricted stock awards	—	—	112	—	577	—	—	—	577
Conversion of warrants	—	—	25	—	88	—	—	—	88
Stock option compensation	—	—	—	—	681	—	—	—	681

Balance at December 31, 2006	—	—	36,546	37	61,251	—	(20,398)	1,316	42,206

Net income	—	—	—	—	—	—	20,963	—	20,963
Foreign currency translation adjustment	—	—	—	—	—	—	—	4,887	4,887
Exercise of stock options	—	—	579	—	2,130	—	—	—	2,130
Restricted stock awards	—	—	45	—	900	—	—	—	900
Conversion of warrants	—	—	35	—	121	—	—	—	121
Stock option compensation	—	—	—	—	332	—	—	—	332

Balance at December 31, 2007	—	$—	37,205	$37	$64,734	$—	$565	$6,203	$71,539

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$20,963	$12,587	$7,701
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of SSI investment	—	600	—
Depreciation and amortization	3,004	1,242	1,076
Deferred tax expense (benefit)	167	(632)	(122)
Non-cash compensation	2,157	1,259	146
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(3,437)	(5,348)	(7,114)
Inventories	(2,078)	(2,175)	(438)
Other current assets	(3,929)	(558)	73
Accounts payable	(612)	1,338	2,342
Income taxes payable	2,126	(296)	1,257
Accrued expenses	2,465	317	1,686
Other current liabilities	2,789	(515)	935
Long term deferred revenue	457	—	—

Net cash provided by operations	24,072	7,819	7,542

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(7,362)	(3,990)
Additions to property and equipment	(1,124)	(459)	(507)
Capitalized software	(43)	(2,448)	—
Other assets	(164)	(74)	(182)
(Increase)/decrease in restricted cash	—	181	(127)
Disposals of property, plant and equipment, net	—	59	7
Payments received on note receivable	—	220	343

Net cash used in investing activities	(1,331)	(9,883)	(4,456)

Cash flows from financing activities:
(Repayment) proceeds from bank borrowing	(2,154)	(1,019)	3,173
Proceeds from exercise of stock options and warrants	2,251	772	3,455
Dividends paid on preferred stock	—	—	(14)

Net cash provided by (used in) financing activities	97	(247)	6,614
Effect of exchange rate changes on cash	1,227	117	(876)

Net increase/(decrease) in cash	24,065	(2,194)	8,824
Cash and equivalents, beginning of year	14,768	16,962	8,138

Cash and equivalents, end of year	$38,833	$14,768	$16,962

See accompanying notes to consolidated financial statements.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

Unless otherwise noted, references in this Annual Report on Form 10-K to “VASCO”, “company”, “we”, “our” and “us” refer to VASCO Data Security International, Inc. and its subsidiaries.

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

VASCO Data Security International, Inc. and its wholly owned subsidiaries design, develop, market and support security products and services which manage and protect against unauthorized access to computer systems of corporate and government customers. VASCO has operations in Austria, Australia, Belgium, Brazil, China, Japan, the Netherlands, Singapore, the United States (U.S.) and Switzerland.

Principles of Consolidation

The consolidated financial statements include the accounts of VASCO Data Security International, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Estimates and Assumptions

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

Foreign Currency Translation and Transactions

The financial position and results of the operations of the majority of the company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to Other Comprehensive Income. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

Revenue Recognition

We recognize revenue in accordance with AICPA Statement of Position (SOP) 97-2 and SEC Staff Accounting Bulletin (SAB) 104. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the revenue is probable.

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

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Consulting and Education Services: We provide consulting and education services to our customers. Revenue from such services is recognized during the period in which the services are performed.

Multiple-Element Arrangements: We allocate revenue to the various elements of the arrangements based on the estimated fair value of each deliverable as required by SOP 97-2 and Emerging Issues Task Force (EITF) Issue No. 00-21. The fair value for each element is based on the price charged when that element is sold separately, renewal rates and other methods. When discounts are given in a multiple-element arrangement, a proportionate amount of the discount is applied to each element based on each element’s fair value without regard to the discount. The estimated fair value of undelivered elements is deferred and recorded as revenue when services are performed or products are delivered. For sales arrangements in which vendor specific objective evidence (VSOE) of fair value is not established, revenue for all elements is deferred and amortized over the life of the arrangement.

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

Accounts Receivable and Allowance for Doubtful Accounts

The credit worthiness of customers is reviewed prior to shipment. A reasonable expectation of collection is a requirement for revenue recognition. Verification of credit and/or the establishment of credit limits are part of the new customer contract administration process. Adjustment of credit limits for existing customers may result from the monthly review of outstanding accounts receivable. The company records trade accounts receivable at invoice values, which are generally equal to fair value.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for goods and services. The company analyzes accounts receivable balances, customer credit-worthiness, current economic trends and changes in our customer payment timing when evaluating the adequacy of the allowance for doubtful accounts. The allowance is based on a specific review of all significant past-due accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) method. We write down inventory where it appears

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

that the carrying cost of the inventory may not be recovered through subsequent sale of the inventory. The company analyzes the quantity of inventory on hand, the quantity sold in the past year, the anticipated sales volume in the form of sales to new customers as well as sales to previous customers, the expected sales price and the cost of making the sale when evaluating the valuation of our inventory. If the sales volume or sales price of a specific model declines significantly, additional write downs may be required.

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

Software Development Costs

We capitalize software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy currently defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on.

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

We monitor our potential income tax exposures as required by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statements No. 109.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

We have significant net operating loss carryforwards in the U.S. and other countries which are available to reduce the liability on future taxable income. A valuation reserve has been provided to offset most of these future benefits because we have not determined that their realization is more likely than not.

Fair Value of Financial Instruments

At December 31, 2007 and 2006, our financial instruments were accounts receivable, notes receivable, accounts payable and accrued liabilities. At December 31, 2006, we also had bank borrowings. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies. The fair values of the financial instruments were not materially different from their carrying amounts at December 31, 2007 and 2006.

Accounting for Leases

All of our leases are operating leases. Rent expense on facility leases is charged evenly over the life of the lease, regardless of the timing of actual payments.

Goodwill and Other Intangibles

We account for goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Indefinite-lived intangible assets include customer lists, proprietary technology and other intangible assets. Intangible assets other than patents with definite lives are amortized over the useful life, generally three to seven years for proprietary technology. Patents are amortized over the life of the patent, generally 20 years in the U.S.

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

Stock-Based Compensation

We have a stock-based employee compensation plan, which is described more fully in Note 10. As of January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) 123(R), Stock-Based Compensation. This statement requires us to estimate the fair value of stock options granted to employees, directors and others and to record compensation expense equal to the estimated fair value. The fair value of stock options at the date of grant is estimated using the Black-Scholes option pricing model, with the expected life adjusted to reflect the effect of post-vesting restrictions. The assumptions used for the Black-Scholes model are listed in footnote 10. This compensation expense is recorded on a straight-line basis over the vesting period of the options. Prior to January 1, 2006, we accounted for stock options using the intrinsic method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation expense related to the stock options was

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

We elected to use the modified prospective method to transition to SFAS 123(R). Under this method, prior periods are not restated, but the remaining compensation cost for previously issued options is recorded over the remaining vesting period.

Deferred Warranty

Our standard practice is to provide a warranty on our authenticators for one year after the date of purchase. Customers may purchase extended warranties covering periods from one to three years after the standard warranty period. We defer the revenue associated with the extended warranty and recognize it into income on a straight-line basis over the extended warranty period. We have historically experienced minimal actual claims over the warranty period.

Valuation of Investment in Secured Services Inc.

We received preferred stock and a note receivable from Secured Services, Inc. (SSI) in 2003 as consideration for assets of the VACMAN Enterprise business unit. Based on a detailed valuation, we established the initial value of the consideration received from SSI, using a discounted value of the payment streams expected from the note and the preferred stock. Interest income on the note was recorded over time at the discount rate. In 2006, SSI discontinued its monthly note payments to the company due to its continuing operating losses and an inability to secure new financing. We concluded that a decline in fair value had occurred, which was other than temporary in nature as defined in EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. We eventually collected the entire note receivable and interest, but did record an asset impairment charge of $600 in 2006 to fully write down the value of the investment in the preferred stock of SSI.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the 2007 presentation, to present the details of the effective tax rate reconciliation and the components of deferred taxes.

Recently Issued Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. On November 14, 2007, the FASB deferred the effective date for certain nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not anticipate that the adoption of SFAS No. 157 will have a significant impact on our consolidated financial position, results of operations or cash flows.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not anticipate a material impact upon adoption of SFAS No. 159.

Accounting for Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We are required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. This standard will change the accounting treatment for business combinations on a prospective basis.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

Note 2 – Acquisitions

On October 25, 2006, we acquired Unified Threat Management (UTM) specialist Able N.V. of Mechelen, Belgium. VASCO acquired all of the stock of Able N.V., in exchange for cash consideration of €5,000 ($6,300). The acquisition was financed completely from our cash. Able’s key product is the aXs GUARD appliance. This appliance contains 21 different modules, including Digipass strong user authentication, virtual private network (VPN), firewall, anti-virus, hacker detection, statistics & reporting, content scanning and more.

The purchase price included €1,250 (equivalent to $1,570 at the historical exchange rate) which is subject to a bank guaranty and may be returned to us in whole or in part if the seller terminates his employment with us within four years of the acquisition date. As required by EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, we have recorded this portion of the purchase price as deemed compensation in other assets, to be amortized over the required employment period.

On May 11, 2006, we acquired all of the issued and outstanding shares of Logico Smart Card Solutions GmbH and Logico Smartcard Solutions Vertriebs, GmbH. (The combined group will be referred to as Logico.) Logico is an authentication storage specialist with extensive experience in smart card based authentication, located in Vienna, Austria. The shares of Logico were acquired for cash payments of €1,236 (equivalent to

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

$1,578 at the historical exchange rate). An additional payment of €150 (or $200) was made in the first quarter 2007 resulting from the completion of certain performance conditions.

With the acquisition of Logico, we obtained net operating loss (NOL) carryforwards in Austria. We provided a valuation reserve for the portion of the NOL which was not expected to be utilized. As subsequent earnings have exceeded our original expectations, a portion ($85) of the valuation reserve has been applied as a reduction of goodwill.

The aggregate purchase price was $2,368, consisting of the cash payments of $1,778, previously acquired software rights with a net cost of $174 and direct transaction costs of $416.

On February 4, 2005, we acquired all of the share capital of A.O.S. Hagenuk B.V. (AOS), a private limited liability company organized and existing under the laws of the Netherlands. The primary purpose for the acquisition was to obtain engineering expertise which is complimentary to our existing product lines. The base purchase price was €5,000, of which €3,750 was paid in cash and the remainder was paid in our common stock.

Able, Logico and AOS are operated as wholly-owned subsidiaries of the company. The acquisitions were accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations. The following table summarizes the fair value of the assets acquired and the liabilities assumed at the date of each acquisition, with adjustment as noted above for Logico.

	Able NV	Logico	AOS
Cash	$827	$34	$529
Accounts receivable, net	419	47	466
Inventory	88	23	11
Other current assets	79	20	655
Property and equipment, net	64	176	122
Intangible assets acquired	1,400	870	367
Deemed compensation	1,569	—	—
Deferred tax asset	—	200	—

Total assets acquired	4,446	1,370	2,150

Accounts payable	160	561	47
Deferred revenue	515	200	1,071
Accrued expenses	240	635	156
Deferred tax liability - current portion	86	44	28
Deferred tax liability - long-term	390	174	—

Total liabilities assumed	1,391	1,614	1,302

Net assets acquired	3,055	(244)	848
Goodwill	3,233	2,612	6,415

Aggregate purchase price	$6,288	$2,368	$7,263

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

The total purchase price for each acquisition comprised the following:

	Able NV	Logico	AOS
Cash paid	$6,275	$1,778	$4,374
Company stock (263 shares)	—	—	2,128
Assumed liabilities	—	—	616
Transaction costs	13	416	145
License previously acquired	—	174	—

	$6,288	$2,368	$7,263

The following summarized unaudited pro forma financial information for 2006 and 2005 assumes the AOS, Logico and Able acquisitions occurred at January 1, 2005:

	2006	2005
Net revenue	$78,724	$58,645
Net income available to common shareholders	12,402	5,984
Basic net income per share	0.34	0.17
Diluted net income per share	0.33	0.16

The pro forma results include the amortization of intangibles acquired and a reduction of revenue related to the estimated fair value of the deferred revenue acquired. We do not record amortization expense related to goodwill, but rather review the carrying value of the asset for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had actually been completed on January 1, 2005, and are not necessarily indicative of future consolidated results.

Note 3 – Inventories

Inventory is comprised of the following:

	December 31,
	2007	2006
Component parts	$3,876	$2,450
Work-in-process and finished goods	3,200	1,825

Total	$7,076	$4,275

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Note 4 – Goodwill and Other Intangibles

Intangible asset activity for the three years ended December 31, 2007 and the composition of the December 31, 2007 balance is as follows. The majority of our goodwill and intangibles are denominated in local currencies and thus are subject to currency fluctuations. The $118 net addition to goodwill in 2007 is primarily comprised of a $200 contingent payment made under the terms of the Logico acquisition and an $85 reduction in goodwill resulting from the utilization of net operating losses carryforward acquired at the time of the Logico purchase.

	Capitalized Technology	Patents & Trademarks	Other (1)	Intangible Assets	Goodwill
Net balance at December 31, 2004	$1,134	$109	$—	$1,243	$250
Additions	178	371	367	916	6,415
Amortization expense	(355)	(383)	(367)	(1,105)	—

Net balance at December 31, 2005	957	97	—	1,054	6,665
Additions	2,095	90	—	2,185	5,659
Impairments	—	(20)	—	(20)	—
Net foreign currency translation	387	—	—	387	361
Amortization expense	(559)	(34)	—	(593)	—

Net balance at December 31, 2006	2,880	133	—	3,013	12,685
Additions	—	46	—	46	118
Net foreign currency translation	265	—	—	265	1,516
Amortization expense	(1,020)	(9)	—	(1,029)	—

Net balance at December 31, 2007	$2,125	$170	$—	$2,295	$14,319

December 31, 2007 balance at cost	$11,084	$202	$—	$11,286	$15,436
Accumulated amortization	(8,959)	(32)	—	(8,991)	(1,117)

Net balance at December 31, 2007	$2,125	$170	$—	$2,295	$14,319

(1)	The 2005 amount reflects an intangible asset for firm purchase orders of AOS at the date of acquisition.

Expected amortization of the intangible assets for the years ended:

December 31, 2008	$616
December 31, 2009	466
December 31, 2010	466
December 31, 2011	321
December 31, 2012 and thereafter	414

Subject to amortization	2,283
Trademarks	12

Total intangible assets	$2,295

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Note 5 – Other Long-Term Assets

In 2006, the company contracted with a film producer to develop instructional video software to be used internally as a staff development tool and to be marketed to potential customers and other parties. The cost of this software, $2,448, was capitalized in accordance with SFAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed and is being amortized on a straight line basis over a three year life, or pro rata based on actual sales as a percentage of expected sales, whichever is larger.

A portion of the 2006 acquisition price for Able is contingent upon the seller’s continued employment with the company over a four year period. This deemed compensation amount has been recorded as an other asset and is being amortized over the required four year employment period. The amount to be amortized in the next year has been classified as a prepaid expense.

	As of December 31, 2007			As of December 31, 2006
	Cost	Amortization	Net	Cost	Amortization	Net
Instructional software	$2,799	$1,002	$1,797	$2,448	$68	$2,380
Deemed compensation	1,840	537	1,303	1,649	69	1,580

Total subject to amortization	$4,639	$1,539	3,100	$4,097	$137	3,960

Less: current portion of deemed compensation			(460)			(412)
Deferred income taxes			215			465
Other assets			150			193

Other long-term assets, net			$3,005			$4,206

Amortization expense for the instructional software and the deemed compensation is included in selling expense. Expected amortization of these for the years ended:

December 31, 2008	$1,398
December 31, 2009	1,319
December 31, 2010	383

Subject to amortization	$3,100

Note 6 - Income Taxes

In July 2006, the FASB issued Interpretation No. 48, which was adopted by us effective January 1, 2007. The interpretation set a “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions; it established measurement criteria for tax benefits and it established certain new disclosure requirements. We have identified one such exposure concerning cost allocations related to the implementation of our worldwide strategy related to the ownership of our intellectual property for which we have designated a $400 reserve in 2007 which is an offset to our U.S. deferred tax asset.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Our primary tax jurisdictions and the last year for which tax returns have been cleared, either by audit or by statutory lapse, are presented in the table below. VASCO Data Security is abbreviated as “VDS”.

Tax Jurisdiction	Subsidiary	Year
Belgium	VDS NV	2004
Belgium	VDS Europe NV	2005
United States	VDS International, Inc.	2004
Singapore	VDS Asia Pacific	2004
Netherlands	VDS BV	2001
Australia	VDS Pty. Ltd.	2003

At December 31, 2007, we had U.S. net operating loss carryforwards of $27,533. Of this amount, $21,246 is available to offset future taxable income. The remainder represents tax deductions for employee stock option gains which would be credited to paid-in capital. The U.S. loss carryforwards expire in varying amounts beginning in 2018 and continuing through 2027. In addition, if certain substantial changes in the company’s ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized.

At December 31, 2007, we also had foreign loss carryforwards of $7,789. The foreign loss carryforwards have no expiration dates. Included in the foreign loss carryforwards amount is $2,950 of tax losses acquired in the acquisition of Logico. Utilization of these loss carryforwards would not reduce future tax expense, but would reduce deferred tax assets or goodwill created in the acquisition. Goodwill for the Logico acquisition was reduced by $85 in 2007.

Income before income taxes was generated in the following jurisdictions:

	For the years ended December 31,
	2007	2006	2005
Domestic	$(1,874)	$515	$634
Foreign	32,862	18,126	10,894

Total	$30,988	$18,641	$11,528

The provision for income taxes consists of the following:

	For the years ended December 31,
	2007	2006	2005
Current:
Federal	$(15)	$59	$20
Foreign	9,927	5,917	3,713

Total current	9,912	5,976	3,733

Deferred:
Foreign	113	78	94

Total deferred	113	78	94

Total	$10,025	$6,054	$3,827

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

The differences between the income tax provision computed using the statutory federal income tax rate of 35% and the provision for income taxes reported in the consolidated statements of operations are as follows:

	For the years ended December 31,
	2007	2006	2005
Expected tax benefit at statutory rate	$10,846	$6,524	$4,035
Change in valuation allowance due to the generation (utilization) of net operating loss carryforwards	684	(1,104)	(315)
Foreign taxes at other rates	(2,160)	(652)	(51)
Non-deductible amortization	322	77	125
Foreign income taxed in the U.S.	—	854	—
Withholding tax on intercompany interest	—	398	—
Other, net	333	(43)	33

Total	$10,025	$6,054	$3,827

Current deferred tax assets are presented as a separate line on the balance sheet. Long-term deferred tax assets are included in other long-term assets and identified in Note 5. The deferred income tax balances are comprised of the following:

	As of December 31,
	2007	2006
Deferred tax assets:
U.S. net operating loss carryforwards	$8,742	$9,004
Foreign net operating loss carryforwards	2,372	2,355
Research and development expense	264	501
Stock and long-term compensation plans	786	181
Inventory	273	28
Deferred revenue	406	53
Accrued expenses and other	95	120

Total gross deferred tax assets	12,938	12,242
Less valuation allowance	(12,247)	(11,402)

Net deferred income tax assets	$691	$840

Deferred tax liabilities:
Intangible assets—Logico acquisition	$169	$187
Intangible assets—Able acquisition	442	458

Deferred tax liabilities	$611	$645

The net change in the total valuation allowance for the years ended December 31, 2007, 2006 and 2005 was an increase (decrease) of $845, $(331) and $(519), respectively. In assessing the realizability of deferred tax assets, the company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these temporary differences become deductible. This valuation allowance will be reviewed on a regular basis and adjustments made as appropriate. In 2007, we generated new net operating losses in the U.S. of $749. In 2006 and 2005, the company utilized $1,211 and $2,134 of its U.S. net operating loss carryforwards.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

In 2007, the company utilized $209 of foreign net operating loss carryforwards, including $116 of foreign net operating loss carryforwards acquired in the Logico acquisition. The company also generated $28 of new foreign net operating loss carryforwards.

The company has provided a valuation allowance at December 31, 2007 for all of its U.S. deferred tax assets and certain foreign deferred tax assets. Unreserved deferred tax assets are primarily in Belgium and, to a lesser extent, in Austria, Singapore and Australia. The company anticipates realizing these deferred tax assets in the future as the company had earnings in 2007 in excess of the deferred tax assets and expects to generate adequate taxable income in these jurisdictions in 2008. The company has not provided deferred U.S. taxes on its unremitted foreign earnings because it considers them to be permanently invested. The deferred tax which would be recorded if repatriation were anticipated for unremitted foreign earnings is estimated to be $2,907.

We expect that our U.S. markets will grow and our profits may increase. If we can demonstrate a history of rising profits, we may reach a point in the future where it is more likely than not that U.S. NOLs and deferred tax assets will be realized, resulting in a significant change in our valuation reserve.

We had no accrued interest or penalties at December 31, 2007. Our policy is to record interest expense and penalties on income taxes as income tax expense.

Note 7 – Deferred Warranty

Our standard practice is to provide a warranty on our Digipass hardware for two years after the date of purchase. Customers may purchase extended warranties covering periods from one to four years after the standard warranty period. We defer the revenue associated with the extended warranty and recognize it into income on a straight-line basis over the extended warranty period.

Deferred warranty at December 31, 2007, which will be earned in 2008, is $210 and is included in current deferred revenue. The long-term deferred warranty revenue as of December 31, 2007 will be recognized as income as follows:

Year	Amount
2008	$210
2009	147
2010	87
2011	61
2012	13

Total	$518

We maintain a reserve for the potential cost of future warranty claims related to our standard warranty. Activity in the claims reserve account was as follows:

Warranty reserve at December 31, 2006	$81
Net provision/(reversal) for claims	264
Product or cash issued to settle claims	(174)

Warranty reserve at December 31, 2007	$171

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Note 8 – Debt

As of December 31, 2007, we had no borrowings outstanding. We maintain an overdraft agreement with Fortis Banque/Bank of Belgium whereby, under terms of the agreement, 80% of our Belgian subsidiary’s defined accounts receivable up to a maximum of 3,500 U.S. Dollars or Euros can be borrowed. Borrowings under the overdraft agreement accrue interest at an annual rate of 5.7% and the company is obligated to pay a quarterly commitment fee of 0.125% of the unused availability. The assets, excluding inventory, of the Belgian subsidiary secure the agreement and while it has no specific termination date, it can be terminated with 30 days notice. The agreement is governed by the General Lending Conditions for Corporate Customers, registered in Brussels, Belgium on December 20, 2001.

Interest expense related to debt was $284, $232 and $120 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 9 – Stockholders’ Equity

Preferred Stock and Warrants

On September 11, 2003, we sold 0.8 shares of Series D 5% Cumulative Convertible Voting Preferred Stock and 600 detachable warrants to purchase common stock. The warrants, exercisable over a five-year period at $3.47 per share, expire September 10, 2008. In 2005, we issued a call for mandatory conversion of all outstanding shares of the Series D Preferred Stock. The accrued dividends through the conversion date of $14 were paid. In addition, 5 shares of common stock were issued as dividends to the Series D preferred stockholders in the first quarter of 2005.

Warrant activity for the years ended December 31, 2007, 2006 and 2005 is summarized below:

	Number of shares	Exercise price per share
Outstanding at December 31, 2004	586
Exercised	(447)	$3.47

Outstanding at December 31, 2005	139
Exercised	(25)	3.47

Outstanding at December 31, 2006	114
Exercised	(35)	3.47

Outstanding at December 31, 2007	79

Note 10 – Stock Compensation Plan

Our 1997 Stock Compensation Plan, as amended and restated in 1999, (Compensation Plan) is designed and intended to provide performance incentives to employees and non-employee directors, consultants and other key persons of the company. The Compensation Plan is administered by the Compensation Committee as appointed by the Board of Directors.

The Compensation Plan permits the award of stock compensation in various forms including, but not limited to stock options, restricted stock, and other stock-based awards and is intended to be a nonqualified plan. As of December 31, 2007, the number of shares allowed to be issued under the Compensation Plan was 7,441 shares of the company’s common stock, which represents 20% of the issued and outstanding shares of the company.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Stock Options

We have not granted stock options since 2005; however, compensation expense is recognized for the unvested options as required by the SFAS 123(R), Stock-Based Compensation, adopted by the company in January 2006. This statement requires the company to estimate the fair value of stock options granted and to record compensation expense equal to the estimated fair value. The fair value of stock options at the date of grant is estimated using the Black-Scholes option pricing model, with the expected life adjusted to reflect the effect of post-vesting restrictions. This compensation expense is recorded on a straight-line basis over the vesting period of the options.

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

All options granted under the plan were issued at market value on the date of grant, with terms of six to ten years and vesting periods ranging from one to five years. The company issues new shares for option exercises. The following table summarizes option activity for the year ended December 31, 2007 and options outstanding at December 31, 2007:

	Shares	Weighted average exercise price per share	Weighted average remaining term (years)	Aggregate intrinsic value
Outstanding at January 1, 2007	1,941	$3.26	5.07	$16,789
Exercised	(578)	3.68	3.95	10,026
Forfeited or expired	(8)	4.28	0.98	83

Outstanding at December 31, 2007	1,355	3.04	4.56	33,702

At December 31, 2007:
Fully vested, exercisable options	1,224	$2.73	4.60	$30,834
Options expected to vest	122	5.94	4.27	2,678
Expected forfeitures	9	6.35	4.06	190

Total	1,355	3.04	5.12	$33,702

The following table summarizes vesting activity for the year ended December 31, 2007. The unrecognized compensation cost at December 31, 2007 is expected to be recognized over a weighted average period of 1.02 years.

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (Years)	Unrecognized Compensation Cost
Non-vested shares at January 1, 2007	187	$3.93	5.57	$522
Vested in 2007	(55)	3.66	6.27
Forfeited in 2007	(2)	4.65	5.43

Non-vested shares at December 31, 2007	130	4.04	4.25	258

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Time-Based Restricted Stock

In 2005 we began granting restricted stock awards to employees and directors under the Compensation Plan. Awards to directors vest annually over one year and awards to employees vest annually over a four year period. These shares are subject to forfeiture if the service period requirement is not met. Compensation expense equal to the market value of the stock on the grant date is recorded on a straight-line basis over the vesting period as required by SFAS 123(R) and prior statements. The following table summarizes the time-based restricted stock activity for the year ended December 31, 2007:

	Shares	Weighted average remaining term (years)	Aggregate intrinsic value
Outstanding at January 1, 2007	175	2.24	$2,075
Shares vested	(70)		1,046
Shares awarded	44		672

Outstanding at December 31, 2007	149	0.92	4,157

The unamortized future compensation expense for the time-based restricted stock awards was $905 at December 31, 2007.

Performance-Based Restricted Stock

Under the Compensation Plan, 45 shares of performance-based restricted stock were granted as a long term compensation incentive. The vesting is contingent upon the company meeting a cumulative earnings per share target for the three years ending December 31, 2009. Compensation expense equal to the market value of the stock on the grant date is recorded on a straight-line basis over the vesting period as required by SFAS 123(R) and prior statements. The unamortized future compensation expense for the performance-based restricted stock was $450 at December 31, 2007.

Long-term Incentive Compensation

Under the Compensation Plan, we began in 2006 to provide awards to key employees that can be earned if the company achieves certain cumulative earnings per share targets over a three year period. The award amounts are designated as a specific Dollar amount but, at the option of the company, can be paid in either VASCO common stock or cash. If paid in stock, the company will issue the corresponding number of freely tradable shares to the employees based on the stock price on the date the awards are earned.

The company granted awards totaling $1,440 in 2007. Compensation expense for long-term incentive awards is recognized ratably over the period beginning with the effective date of the grant and ending on December 31 of the targeted three-year period. Employees forfeit their awards if they terminate from the company prior to the end of the three-year target period. The amounts expensed are reported as liabilities on the balance sheet.

The unamortized future compensation expense for the long-term incentive awards was $1,655 at December 31, 2007.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

The following table summarizes compensation expense recorded under the stock compensation plan. No compensation costs were capitalized in inventory or fixed assets. No tax benefits were recognized, due to our fully reserved U.S. NOL carryforwards.

	2007	2006	2005
Compensation expense included in income:
Stock options	$332	$681	$—
Restricted stock	900	577	135
Long-term compensation plan	925	356	—

Total	2,157	1,614	135
Income tax benefit	—	—	—

Effect on net income	$2,157	$1,614	$135

Weighted average fair value of options granted	None Granted	None Granted	$4.27
Assumptions used to value options granted:
Expected volatility	—	—	69%
Expected term	—	—	6 - 7 years
Risk free interest rate	—	—	4.21 - 4.23%
Expected dividends	—	—	—
Intrinsic value of options exercised	$10,026	$1,549	$4,385
Fair value of shares vested	200	896	2,048

Pro forma disclosures were required in 2005 under SFAS 123 to indicate the impact that fair value accounting for stock options would have had. Compensation expense for stock options would have been $726 in 2005. Pro forma net income, basic earnings per share and diluted earnings per share for 2005 were $6,961, $.20 and $.19, respectively.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Note 11 – Earnings per Common Share

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

	For the years ended December 31,
	2007	2006	2005
Net Income	$20,963	$12,587	$7,687

Weighted average common shares outstanding
Basic	36,879	36,230	35,429
Incremental shares with dilutive effect:
Stock options	1,232	1,279	1,577
Restricted stock awards	80	174	84
Warrants	67	82	154

Dilutive	38,258	37,765	37,244

Net Income per share
Basic	$0.57	$0.35	$0.22
Dilutive	0.55	0.33	0.21

Note 12 – Supplemental Disclosures of Cash Flow Information

	For the years ended December 31,
	2007	2006	2005
Supplemental disclosure of cash flow information:
Interest paid	$345	$63	$91
Income taxes paid	7,637	3,915	2,641

Supplemental disclosure of non-cash investing activities:
Common stock issued in connection with acquisition	$—	$—	$2,128
Accrued capitalized technology	—	—	150

Supplemental disclosure of non-cash financing activities:
Common stock issued to redeem Series D preferred stock upon conversion of preferred shares (in shares)	$—	$—	$1,040
Common stock issued to redeem Series D preferred stock	—	—	1,504
Common stock issued as dividends to Series D preferred stock shareholders (5 shares in 2005)	—	—	27

Note 13 – Employee Benefit Plan

We maintain a defined contribution pension plan for our U.S. employees established pursuant to the provisions of Section 401(k) of the Internal Revenue Code, which provides benefits for eligible employees of the company. In January 2001, we amended our benefit plan to allow company-matching. For the years ended December 31, 2007, 2006 and 2005, we contributed $72, $57 and $31, respectively, to this plan.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

We also maintain a pension plan for our Belgian employees, in compliance with Belgian law. The plan is a defined contribution plan, but has a minimum return guarantee under Belgian law. Returns guaranteed by the pension plan administrator are essentially equal to the legal requirement. For the years ended December 31, 2007, 2006 and 2005, the company contributed $288, $206 and $160, respectively, to this plan.

Note 14 – Geographic, Customer and Supplier Information

We classify our sales by customers’ location in four geographic regions: 1) EMEA, which includes Europe, the Middle East and Africa; 2) the United States, which for our purposes includes sales in Canada; 3) Asia Pacific Rim; and 4) Other Countries, including Australia, Latin America and Central Asia. Information regarding geographic areas for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Europe, Middle East, Africa (EMEA)	United States	Asia Pacific	Other Countries	Total
2007
Revenue	$81,726	$9,264	$13,728	$15,262	$119,980
Gross profit	47,449	7,397	6,281	14,935	76,062
Long-lived assets	20,353	773	52	365	21,543

2006
Revenue	$47,449	$7,397	$6,281	$14,935	$76,062
Gross profit	31,566	6,196	4,009	9,932	51,703
Long-lived assets	19,442	628	13	779	20,862

2005
Revenue	$39,219	$3,687	$6,652	$5,021	$54,579
Gross profit	25,253	3,232	4,243	3,200	35,928
Long-lived assets	7,706	755	14	887	9,362

For the years 2007, 2006 and 2005, the company’s top 10 customers contributed 45%, 49% and 64%, respectively, of total worldwide revenue. In 2007, no one customer exceeded 10% of revenue. In 2006, one customer accounted for 10.3% of revenue. In 2005, two customers accounted for 13.5% and 11.3% of revenue, respectively.

The majority of our products are manufactured by four independent vendors, one headquartered in Europe and the other three in Hong Kong. Our hardware Digipasses are assembled at facilities in mainland China.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Note 15 – Commitments and Contingencies

The company leases office space and automobiles under operating lease agreements expiring at various times through 2015. Future minimum rental payments required under non-cancelable leases are as follows:

Year	Amount
2008	2,359
2009	1,906
2010	1,550
2011	921
2012	174
Thereafter	318

Total	$7,228

Rent expense under operating leases aggregated $1,838, $1,229 and $836 for the years ended December 31, 2007, 2006 and 2005, respectively. Rent expense is recorded on a straight-line basis over the life of the lease agreement.

From time to time, we have been involved in litigation incidental to the conduct of our business. Currently, we are not a party to any lawsuit or proceeding that, in management’s opinion, is likely to have a material adverse effect on its business, financial condition or results of operations.

Note 16 – Restructuring

During the fourth quarter of 2002, we recorded restructuring charges of $319 related to operations in France and excess space in its U.S. headquarters. In 2005, we resolved all issues associated with the closure of the French operation and reversed reserves that were no longer needed, resulting in a gain of $172.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Note 17 – Quarterly Results of Operations (unaudited)

In the fourth quarter of 2007, we recorded an adjustment of $1,069 to income tax expense to adjust from the estimated annual effective tax rate of 28% used in the third quarter to our actual effective tax rate of 32.4%. No material fourth quarter adjustments or changes in estimates were recorded in 2006. The quarterly results of operations are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Net sales	$26,405	$32,442	$29,977	$31,156
Gross profit	17,530	20,687	19,968	20,927
Operating expenses	10,658	11,237	11,715	14,609
Operating income	6,872	9,450	8,253	6,318
Net income	4,963	6,856	5,872	3,272
Net income per share:
Basic	$0.14	$0.19	$0.16	$0.09
Fully diluted	0.13	0.18	0.15	0.09

2006
Net sales	$13,690	$18,512	$18,707	$25,153
Gross profit	9,451	11,862	12,785	17,605
Operating expenses	6,551	7,780	7,809	10,621
Operating income	2,900	4,082	4,976	6,984
Net income	1,170	3,034	3,287	5,096
Net income per share:
Basic	$0.03	$0.08	$0.09	$0.14
Fully diluted	0.03	0.08	0.09	0.13

Due to rounding in earnings per share, the sum of the quarters may not be equal to the full year.

SCHEDULE II

VASCO DATA SECURITY INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Beginning balance	Additions		Deductions	Ending balance
		Bad debt expense/ (recovery)	Foreign currency translation	Accounts written off
Allowance for doubtful accounts for trade accounts receivable
Year ended December 31, 2007	$712	$80	$87	$(427)	$452
Year ended December 31, 2006	156	522	34	—	712
Year ended December 31, 2005	160	31	—	(35)	156

See accompanying independent auditors’ report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2008.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 14, 2008.

POWER OF ATTORNEY

Each of the undersigned, in his capacity as an officer or director, or both, as the case may be, of VASCO Data Security International, Inc. does hereby appoint T. Kendall Hunt, and each of them severally, his true and lawful attorneys or attorney to execute in his name, place and stead, in his capacity as director or officer, or both, as the case may be, this Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and any and all amendments thereto and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission. Each of said attorneys shall have power to act hereunder with or without the other attorney and shall have full power and authority to do and perform in the name and on behalf of each of said directors or officers, or both, as the case may be, every act whatsoever requisite or necessary to be done in the premises, as fully and to all intents and purposes as to which each of said officers or directors, or both, as the case may be, might or could do in person, hereby ratifying and confirming all that said attorneys or attorney may lawfully do or cause to be done by virtue hereof.

SIGNATURE	TITLE

/s/ T. Kendall Hunt	Chief Executive Officer and Chairman
T. Kendall Hunt	(Principal Executive Officer)

/s/ Jan Valcke	President and Chief Operating Officer
Jan Valcke	(Principal Operating Officer)

/s/ Clifford K. Bown	Chief Financial Officer and Secretary
Clifford K. Bown	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael P. Cullinane	Director
Michael P. Cullinane

/s/ Jean K. Holley	Director
Jean K. Holley

/s/ John R. Walter	Director
John R. Walter

/s/ John N. Fox, Jr.	Director
John N. Fox, Jr.