Form 10-Q
period 2008-03-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2008-05-09
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                      ☐ Yes            ☒ No

There were 37,254,581 shares of Common Stock, $.001 par value per share, outstanding at April 30, 2008.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended March 31, 2008

This report may contain trademarks of VASCO Data Security International, Inc. and its subsidiaries, some of which are registered, including VASCO, AccessKey, VACMan Server and VACMan/CryptaPak, AuthentiCard and Digipass.

VASCO Data Security International, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2008		December 31, 2007
ASSETS	(unaudited	)
Current assets:
Cash and equivalents	$47,815		$38,833
Accounts receivable, net of allowance for doubtful accounts	21,320		25,721
Inventories	8,418		7,076
Prepaid expenses	1,756		1,712
Foreign sales tax receivable	6,002		4,919
Deferred income taxes	224		476
Other current assets	216		180

Total current assets	85,751		78,917

Property and equipment:
Furniture and fixtures	3,519		3,124
Office equipment	3,851		3,341

	7,370		6,465
Accumulated depreciation	(4,830)		(4,325)

Property and equipment, net	2,540		2,140

Goodwill, net of accumulated amortization	15,362		14,319
Intangible assets, net of accumulated amortization	2,164		2,295
Other assets, net of accumulated amortization	3,292		3,005

Total assets	$109,109		$100,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	6,760		7,757
Deferred revenue	5,234		5,608
Accrued wages and payroll taxes	5,288		5,330
Income taxes payable	4,843		4,008
Other accrued expenses	3,564		3,776
Current deferred compensation	1,095		-

Total current liabilities	26,784		26,479

Deferred warranty	268		309
Accrued compensation	462		1,281
Deferred revenue	697		457
Deferred tax liability	577		611

Total liabilities	28,788		29,137

Stockholders’ equity :
Common stock, $.001 par value - 75,000 shares authorized;
37,254 and 37,205 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	37		37
Additional paid-in capital	65,179		64,734
Accumulated income	5,461		565
Accumulated other comprehensive income	9,644		6,203

Total stockholders’ equity	80,321		71,539

Total liabilities and stockholders’ equity	$109,109		$100,676

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2008	2007
Net revenue	$28,928	$26,405

Cost of goods sold	8,889	8,875

Gross profit	20,039	17,530

Operating costs:
Sales and marketing	7,700	6,090
Research and development	2,691	1,923
General and administrative	3,535	2,387
Amortization of purchased intangible assets	272	258

Total operating costs	14,198	10,658

Operating income	5,841	6,872

Interest income, net	257	58
Other income (expense), net	261	(37)

Income before income taxes	6,359	6,893
Provision for income taxes	1,463	1,930

Net income	$4,896	$4,963

Net income per share:
Basic	$0.13	$0.14

Diluted	$0.13	$0.13

Weighted average common shares outstanding:
Basic	37,109	36,564

Diluted	38,308	38,001

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended March 31,
	2008	2007

Net income	$4,896	$4,963

Other comprehensive income - Cumulative translation adjustment	3,441	338

Comprehensive income	$8,337	$5,301

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$4,896	$4,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	919	719
Deferred tax expense (benefit)	253	(7)
Non-cash compensation	670	443
Changes in assets and liabilities:
Accounts receivable, net	5,547	(3,396)
Inventories	(1,330)	(1,393)
Prepaid expenses	46	(175)
Foreign sales tax receivable	(1,052)	82
Other assets	(503)	(73)
Accounts payable	(1,132)	(103)
Income taxes payable	584	1,738
Deferred revenue	(475)	727
Accrued wages and payroll taxes	(364)	(43)
Accrued expenses	(334)	300
Long term deferred revenue	210	-
Deferred warranty	(41)	(41)

Net cash provided by operations	7,894	3,741

Cash flows from investing activities:
Additions to property and equipment	(470)	(309)
Additions to goodwill and intangibles	-	(203)

Net cash used in investing activities	(470)	(512)

Cash flows from financing activities:
Proceeds from bank borrowing	-	983
Proceeds from exercise of stock options and warrants	52	1,001

Net cash provided by financing activities	52	1,984

Effect of exchange rates on cash	1,506	(22)

Net increase in cash	8,982	5,191
Cash and equivalents, beginning of year	38,833	14,768

Cash and equivalents, end of period	$47,815	$19,959

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of VASCO Data Security International, Inc. and its subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Foreign Currency Translation and Transactions

The financial position and results of the operations of the majority of the company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year.

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

Hardware Revenue and License Fees: Revenue from the sale of computer security hardware or the license of software is recorded upon shipment or, if an acceptance period is allowed, at the later of shipment or customer acceptance. No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized.

Maintenance and Support Agreements: Maintenance agreements generally call for us to provide software updates to customers. Support agreements generally call for us to provide technical support to customers. Revenue on technical support and software update rights is deferred and recognized ratably over the term of the support agreement.

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

Accounts Receivable and Allowance for Doubtful Accounts

The credit-worthiness of customers is reviewed prior to shipment. A reasonable expectation of collection is a requirement for revenue recognition. Verification of credit and/or the establishment of credit limits are part of the new customer contract administration process. Adjustment of credit limits for existing customers may result from the monthly review of outstanding accounts receivable. The company records trade accounts receivable at invoice values, which are generally equal to fair value.

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

Software Development Costs

We capitalize software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy currently defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. In the first quarter of 2008, we capitalized $491 for instructional software (see note 5). No amounts were capitalized in the first quarter of 2007.

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

We monitor our potential income tax exposures as required by Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.

We have significant net operating loss carryforwards in the U.S. and other countries which are available to reduce the liability on future taxable income. A valuation reserve has been provided to offset most of these future benefits because we have not determined that their realization is more likely than not.

Fair Value of Financial Instruments

At March 31, 2008 and December 31, 2007, our financial instruments were accounts receivable, notes receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies. The fair values of the financial instruments were not materially different from their carrying amounts at March 31, 2008 and December 31, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. Delayed application is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. We adopted SFAS No. 157 on January 1, 2008 for financial assets and financial liabilities and have chosen to delay the adoption for nonfinancial assets and nonfinancial liabilities until January 1, 2009. We do not believe that the final adoption of this pronouncement will have a material effect on our results of operations or financial position.

Accounting for Leases

All of our leases are operating leases. Rent expense on facility leases is charged evenly over the life of the lease, regardless of the timing of actual payments.

Goodwill and Other Intangibles

We account for goodwill and other indefinite-lived intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Indefinite-lived intangible assets include customer lists, proprietary technology and other intangible assets. Intangible assets other than patents with definite lives are amortized over their useful lives, generally three to seven years for proprietary technology. Patents are amortized over the life of the patent, generally 20 years in the U.S.

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

When we determine that the carrying value of goodwill or other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows.

Stock-Based Compensation

Our stock-based employee compensation plan (the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated) is accounted for under SFAS 123(R), Stock-Based Compensation. This statement requires us to estimate the fair value of stock options granted to employees, directors and others and to record compensation expense equal to the estimated fair value. The fair value of stock options at the date of grant is estimated using the Black-Scholes option pricing model, with the expected life adjusted to reflect the effect of post-vesting restrictions. This compensation expense is recorded on a straight-line basis over the vesting period of the options.

Deferred Warranty

Our standard practice is to provide a warranty on our authenticators for one or two years, depending on the country in which it is sold, after the date of purchase. Customers may purchase extended warranties covering periods from one to three years after the standard warranty period. We defer the revenue associated with the extended warranty and recognize it into income on a straight-line basis over the extended warranty period. We have historically experienced minimal actual claims over the warranty period.

Note 2 – Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents the balance due on credit sales made to customers. The allowance for doubtful accounts is an estimate of losses that may result from customers’ inability to make payment on their outstanding balances:

	March 31, 2008	December 31, 2007
Accounts receivable	$21,707	$26,173
Allowance for doubtful accounts	(387)	(452)

Accounts receivable, net	$21,320	$25,721

Note 3 - Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the FIFO method.

Inventories are comprised of the following:

	March 31, 2008	December 31, 2007
Component parts	$5,038	$3,876
Work-in-process and finished goods	3,380	3,200

Total	$8,418	$7,076

Note 4 – Goodwill and Other Intangibles

The following table summarizes intangible assets and goodwill activity for the three months ended March 31, 2008:

	Capitalized technology	Patents & trademarks	Total Intangible assets	Goodwill
Net balance at December 31, 2007	$2,125	$170	$2,295	$14,319

Net translation gain	141	-	141	1,043
Amortization expense	(269)	(3)	(272)	-

Net balance at March 31, 2008	$1,997	$167	$2,164	$15,362

Note 5 – Other Assets - Long Term

Other assets is comprised mostly of two components: instructional video software and deemed compensation. The cost of the software was capitalized in accordance with SFAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed and is being amortized on a straight line basis over a three year life, or pro rata based on actual sales as a percentage of expected sales, whichever is larger. In the first quarter 2008, $491 of additional investment in the development of instructional videos was capitalized; amortization will commence once the project is complete.

Deemed compensation represents the long-term portion of the Able acquisition price which is contingent upon the seller’s continued employment with the company for a four year period ending October 2010. As of March 31, 2008, the amount to be amortized over the next twelve months was $493 and has been included in prepaid expense. As of December 31, 2007, the amount to be amortized over the next twelve months was $459.

Amortization of the instructional software and deemed compensation is included in sales and marketing expense. Amortization of deferred tax assets is charged to income tax expense. The following table summarizes other long-term assets for the three months ended March 31, 2008:

	Instructional software	Deemed compensation	Deferred tax assets	Other assets	Total other assets
Net balance at December 31, 2007	$1,797	$843	$215	$150	$3,005

Additions/(reductions)	491	-	(3)	(18)	470
Net translation gain	116	54			170
Amortized/expensed	(237)	(116)	-	-	(353)

Net balance at March 31, 2008	$2,167	$781	$212	$132	$3,292

Note 6 – Income Taxes

We had no accrued interest or penalties at March 31, 2008. Our policy is to record interest and penalties on income taxes as income tax expense. A valuation reserve has been provided, however, to offset most of the future tax benefits because we have not determined that their realization is more likely than not.

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

At December 31, 2007, we also had foreign loss carryforwards of $7,789. The foreign loss carryforwards have no expiration dates. Included in the foreign loss carryforwards amount is $2,950 of tax losses acquired in the acquisition of Logico Smart Card Solutions (Logico). Utilization of these loss carryforwards would not reduce future tax expense, but would reduce deferred tax assets or goodwill created in the acquisition. Goodwill for the Logico acquisition was reduced by $85 in 2007.

Note 7 – Stock Compensation Plan

We awarded 69 shares of restricted stock in the first quarter of 2008 under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated, consisting of 39 issued shares and 30 shares subject to future performance criteria which have not been issued. The market value of the restricted shares was $1,503 at the date of grant and will be amortized over their respective vesting periods, which range from one to four years.

The following table details the non-cash compensation expense incurred in the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
Stock options	$70	$94
Restricted stock	323	231
Long-term incentive plan	277	119

Total non-cash compensation	$670	$444

Note 8 – Common Stock and Earnings per Share

The following table summarizes the activity of VASCO’s common stock for the three months ended March 31, 2008:

	Common stock issued
	Number of shares	Value of shares
Exercise of options	10	$52
Restricted stock awards	39	857

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three month periods ended March 31, 2008 and 2007 follow:

	Three months ended March 31,
	2008	2007
Net income	$4,896	$4,963

Weighted average common shares outstanding
Basic	37,109	36,564
Incremental shares with dilutive effect:
Stock options	1,081	1,308
Restricted stock awards	56	67
Warrants	62	62

Dilutive	38,308	38,001

Net income per share
Basic	$0.13	$0.14
Dilutive	$0.13	$0.13

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except headcount, ratios, time periods and percents)

Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “VASCO,” “company,” “we,” “our,” and “us” refer to VASCO Data Security International, Inc. and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 concerning, among other things, the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and the anticipated future growth in certain markets in which we currently market and sell our products or anticipate selling and marketing our products in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect,” “believe,” “will,” “anticipate,” “emerging,” “intend,” “plan,” “could,” “may,” “estimate,” “should,” “objective” and “goal” and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors have been described in greater detail in VASCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission, and include, but are not limited to, (a) risks of general market conditions, including currency fluctuations, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, changing government regulations and (c) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements.

General

The following discussion is based upon our consolidated results of operations for the three months ended March 31, 2008 and 2007 (percentages in the discussion may be rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-Q and our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Comparison of Results for the Three Months Ended March 31, 2008 and 2007

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

Economic Conditions: Our revenue may vary significantly with changes in the economic conditions in the countries in which we sell products currently. With our current concentration of revenue in Europe and specifically in the banking/finance vertical market, significant changes in the economic outlook for the European banking market may have a significant effect on our revenue. During difficult economic periods, our customers often delay the rollout of existing applications and defer purchase decisions related to the implementation of our products in new applications. We did note a general slowdown in the approval processes of our customers within the banking market in the first quarter of 2008.

Currency Fluctuations: In the first quarter of 2008 and 2007, approximately 92% and 91%, respectively, of our revenue was generated outside the United States. In addition, approximately 73% and 72% of our operating expenses in the first quarter of 2008 and 2007, respectively, were incurred outside of the United States

Changes in currency exchange rates, especially from the Euro to U.S. Dollar, can have a significant impact on revenue and expenses. In general, to minimize the net impact of currency fluctuations, we attempt to denominate our billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency. Over the past few quarters our revenue in Euros has grown faster than our expenses denominated in Euros, which has resulted in our operating income being exposed to changes in currency exchange rates (see below for the net impact). We expect that changes in currency rates may also impact our future results if we are unable to match amounts of revenue with our operating expenses in the same currency.

The U.S. Dollar weakened approximately 12% against the Euro for the quarter ended March 31, 2008, as compared to the same period in 2007. The U.S. Dollar weakened approximately 13% against the Australian Dollar for the quarter ended March 31, 2008, as compared to the same period in 2007. We estimate that the weakening of the U.S. Dollar versus these two currencies in 2008 compared to 2007 resulted in an increase in revenue of approximately $2,036 for the quarter ended March 31, 2008, and an increase in operating expenses of approximately $1,225 for the quarter ended March 31, 2008.

The financial position and results of operations of many of our foreign subsidiaries are generally measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders’ equity. Revenue and expenses are translated at average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. Foreign exchange transaction gains aggregating $341 in the first quarter of 2008 compare to losses for the first quarter of 2007 of $84. Transaction gains and losses are included in other non-operating income (expense).

Revenue

Revenue by Geographic Regions: We classify our sales by customers’ location in four geographic regions: 1) EMEA, which includes Europe, the Middle East and Africa; 2) the United States, which for our purposes includes sales in Canada; 3) Asia Pacific; and 4) Other Countries, including Australia, Latin America and Central Asia. The breakdown of revenue for the three months ended March 31, 2008 and 2007 in each of our major geographic areas was as follows:

	Europe, Middle East, Africa	United States	Asia Pacific	Other Countries (a)	Total
Three months ended March 31:

Total Revenue:
2008	$19,460	$2,396	$3,151	$3,921	$28,928
2007	16,201	2,462	2,780	4,962	26,405

Percent of Total:
2008	67%	8%	11%	14%	100%
2007	61%	9%	11%	19%	100%

(a)	Amounts for 2007 include amounts reclassified from Asia Pacific to Other Countries to be consistent with the presentation in 2008.

Total revenue in the first quarter of 2008 increased $2,523, or 10%, over the first quarter of 2007. The increase was primarily attributable to the weakening of the U.S. Dollar as compared to the Euro, as previously noted, and an increase in product volume related to non-hardware revenue.

The increase in non-hardware product volume reflects our strategy to increase recurring software-related revenue. Non-hardware revenue, which includes software, maintenance, support, customization, warranty and other services increased from 15% of revenue in the first quarter of 2007 to 20% of revenue in the first quarter of 2008.

Revenue generated in Europe, Middle East, Africa (EMEA) during the first quarter was $3,259, or 20%, higher than the first quarter of 2007. The increase was primarily attributable to the weakening of the U.S. Dollar as compared to the Euro and an increase in product volume related to non-hardware revenue.

Revenue generated in the United States during the first quarter was $66, or 3%, lower than the first quarter of 2007. Revenue in the United States declined primarily in the banking market and is due, in part, to the fact that the U.S. banking market continues to defer the decision to implement strong authentication for users of its retail Internet banking services. We believe that we are well positioned to meet the needs of the U.S. market when banks decide to deploy strong user authentication to their retail banking customers.

Revenue generated in the Asia Pacific region during the first quarter was $371, or 13%, higher than the first quarter of 2007. The increase was primarily attributable to an increase in product volume.

Revenue generated from other countries during the first quarter was $1,041, or 21%, lower than the first quarter of 2007. The decrease in other regions was due to a decline in product volume. The “other countries” region represents areas where the markets for strong user authentication are less developed and, as a result, we expect the sales volume in those areas to be more inconsistent.

For the first three months of 2008, our top ten customers accounted for approximately 47% of total revenue as compared to 54% of total revenue in the first three months of 2007.

Revenue by Target Market: Revenue is generated currently from two primary markets, banking/finance (Banking) and “Enterprise Security”, through the use of both direct and indirect sales channels. The Enterprise Security market includes corporations, business-to-business (B2B), business-to-consumer (B2C), e-commerce, e-government and various other vertical application markets that are not related to banking or finance. The breakdown of revenue between the two primary markets is as follows:

	Banking	Enterprise Security	Total
Three months ended March 31:

Total Revenue:
2008	$23,081	$5,847	$28,928
2007	22,442	3,963	26,405

Percent of Total:
2008	80%	20%	100%
2007	85%	15%	100%

Revenue in the first quarter of 2008 from the Banking market increased $639, or 3%, over the first quarter of 2007 and revenue from the Enterprise Security market increased $1,884, or 48%, in the same period. The increase in revenue in each of the markets is attributable to the factors noted above. The strength in the Enterprise Security market was attributable in part to increased sales volume from Original Equipment Manufacturer (OEM) customers, other large volume orders and sales of appliance-related products. Sales to OEM customers and other large volume orders have gross margins that, due to our volume-pricing methodologies, are lower than the margins realized on sales to small and medium-sized businesses. We expect to continue to invest in the development of the channel as well as to continue to invest in developing products for the channel.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue for the three months ended March 31, 2008 and 2007:

	Three months ended
	March 31,
	2008	2007
Net revenues	100.0%	100.0%
Cost of goods sold	30.7%	33.6%

Gross profit	69.3%	66.4%
Operating costs:
Sales and marketing	26.6%	23.1%
Research and development	9.3%	7.3%
General and administrative	12.2%	9.0%
Amortization of purchased intangible assets	1.0%	1.0%

Total operating costs	49.1%	40.4%

Operating income	20.2%	26.0%
Interest income	0.9%	0.2%
Other income (expense)	0.9%	-0.1%

Income before income taxes	22.0%	26.1%
Provision for income taxes	5.1%	7.3%

Net income	16.9%	18.8%

Gross Profit

Consolidated gross profit for the quarter ended March 31, 2008 was $20,039, an increase of $2,509, or 14%, from the quarter ended March 31, 2007. Gross profit as a percentage of revenue was 69% for the quarter ended March 31, 2008, as compared to 66% for the quarter ended March 31, 2007. The increase in gross profit as a percentage of revenue for the first quarter of 2008 compared to 2007 primarily reflects the positive impact of currency, an increase in non-hardware related revenue as a percentage of total revenue and a change in the mix of our revenue, with a higher percentage of the revenue coming from the Enterprise Security market.

The majority of our inventory purchases are denominated in U.S. Dollars. Also, as previously noted, our sales are denominated in various currencies including the Euro and Australian dollar. As the U.S. Dollar has weakened when compared to the Euro and Australian Dollar in the same periods in the prior year, revenue from sales made in Euros and Australian Dollars increased, as measured in U.S. Dollars, without the corresponding increase in cost of goods sold. The impact from changes in currency rates as noted above are estimated to have increased revenue by approximately $2,036 for the quarter ended March 31, 2008. Had the currency exchange rates in 2008 been equal to the rates in 2007, the gross profit rate would have been approximately 0.5% higher for the three months ended March 31, 2008, than the comparable period in 2007.

Our non-hardware revenue was 20% of total revenue for the first quarter of 2008 and compares to 15% of total revenue for the first quarter of 2007. As noted above, the increase in non-hardware product volume reflects our strategy to increase recurring software-related revenue.

Operating Expenses

Our operating expenses are generally based on anticipated revenue levels and the majority of such expenses are fixed over short periods of time. As a result, small variations in the amount of revenue recognized in any given quarter could cause significant variations in the quarter-to-quarter comparisons of either the absolute amounts of operating income or operating income as a percentage of revenue.

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended March 31, 2008 were $7,700, an increase of $1,610, or 26%, from the first quarter of 2007. This increase in sales and marketing expenses is primarily related to increased headcount, the cost of agents in countries where we do not have a direct sales presence, increased sales-related travel, increased non-cash compensation and the impact of a weaker U.S. Dollar compared to the Euro. The average full-time sales and marketing employee headcount was 138 in the first quarter of 2008, compared to 103 in the first quarter of 2007.

Research and Development Expenses

Consolidated research and development expenses for the quarter ended March 31, 2008 were $2,691, an increase of $768, or 40%, from the first quarter of 2007. This increase was primarily due to increased compensation-related expenses and the weaker U.S. Dollar compared to the Euro and Australian Dollar. Average full-time research and development employee headcount in the first quarter of 2008 was 74, compared to 66 in the first quarter of 2007.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended March 31, 2008 were $3,535, an increase of $1,148, or 48%, from the first quarter of 2007. This increase was primarily due to increased compensation expenses, increased professional fees and the weaker U.S. Dollar compared to the Euro. The increase in compensation expense is due in part the additional headcount in the Swiss office. Average full-time general and administrative employee headcount in the first quarter of 2008 was 32, compared to 24 in the first quarter of 2007.

Amortization of Intangible Assets

Amortization of intangible assets for the first quarter of 2008 increased $14 over the comparable period in 2007. The increase was primarily related to the effects of the weakening dollar as the majority of our intangible assets are denominated in Euros.

Interest Income

Consolidated net interest income was $257 in the first quarter of 2008 as compared to income of $58 in the first quarter of 2007. The increase in interest income is primarily attributable to income on higher average invested cash balances.

Other Income (Expense), Net

Other income primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies. Other income for the first quarter of 2008 was $261 and compares to other expense of $37 for the first quarter of 2007. Exchange gains of $341 in the first quarter of 2008 compare to exchange losses of $84 in the first quarter of 2007.

Income Taxes

Income tax expense for the first quarter of 2008 was $1,463, a decrease of $467 from the first quarter of 2007. The decrease in tax expense is attributable to lower pre-tax income and a lower effective tax rate. The effective tax rate was 23% for the first quarter of 2008 and compares to 28% for the first quarter of 2007.

The effective tax rate for both periods reflects our estimate of our full-year tax rate at the end of each respective period. The reduction in the tax rate is primarily attributable to the benefits expected from the new strategy implemented in 2007 related to the company’s ownership of its intellectual properties.

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

Liquidity and Capital Resources

Our net cash balance was $47,815 at March 31, 2008, an increase of $8,982, or 23%, from $38,833 at December 31, 2007. At March 31, 2008, we had working capital of $58,967, an increase of $6,529, or 12%, from $52,438 reported at December 31, 2007. The increase in cash and working capital was primarily related to positive earnings before interest, taxes, depreciation and amortization (EBITDA).

Days sales outstanding (DSO) in net accounts receivable decreased to 67 days at March 31, 2008 from 76 days at December 31, 2007. The decrease in DSO was primarily related to the timing of when sales were made in the quarter.

EBITDA from continuing operations for the three months ended March 31, 2008 and 2007 was $7,021 and $7,554, respectively, a decrease of $533, or 7.1%. A reconciliation of EBITDA to net income for the three month period ended March 31, 2008 and 2007 follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
	(unaudited)
EBITDA	$7,021	$7,554

Interest income, net	257	58
Provision for income taxes	(1,463)	(1,930)
Depreciation and amortization	(919)	(719)

Net income	$4,896	$4,963

EBITDA is a non-GAAP financial measure within the meaning of applicable U.S. Securities and Exchange Commission rules and regulations. We use EBITDA as a measure of performance, a simplified tool for use in communicating our performance to investors and analysts and for comparisons to other companies within our industry. As a performance measure, we believe that EBITDA presents a view of our operating results that is most closely related to serving our customers. By excluding interest, taxes, depreciation and amortization we are able to evaluate performance without considering decisions that, in most cases, are not directly related to meeting our customers’ requirements and were either made in prior periods (e.g., depreciation and amortization), or deal with the structure or financing of the business (e.g., interest) or reflect the application of regulations that are outside of the control of our management team (e.g., taxes). Similarly, we find that the comparison of our results to those of our competitors is facilitated when we do not need to consider the impact of those items on our competitors’ results.

EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States. While we believe that EBITDA, as defined above, is useful within the context described above, it is in fact incomplete and not a measure that should be used to evaluate our full performance or our prospects. Such an evaluation needs to consider all of the complexities associated with our business including, but not limited to, how past actions are affecting current results and how they may affect future results, how we have chosen to finance the business and how regulations and the other aforementioned items affect the final amounts that are or will be available to shareholders as a return on their investment. Net income determined in accordance with U.S. GAAP is the most complete measure available today to evaluate all elements of our performance. Similarly, our Consolidated Statement of Cash Flows, which will be filed as part of our annual report on Form 10-K, provides the full accounting for how we have decided to use resources provided to us from our customers, lenders and shareholders.

At March 31, 2008, we had an overdraft agreement in place with Fortis Bank, wherein we could borrow up to 3,500 Euros or U.S. Dollars. Based on receivable balances as of March 31, 2008 and the amount of borrowings outstanding under the line, $3,500 of the overdraft agreement was available to us for borrowing at March 31, 2008.

We believe that our current cash balances, credit available under our existing overdraft agreement, the anticipated cash generated from operations, and deposits that will be received in future quarters on orders of our products will be sufficient to meet our anticipated cash needs over the next 12 months.

There is risk, however, that we may not be able to achieve our revenue and cash goals. If we do not achieve those goals, we may need to significantly reduce our workforce, sell certain assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenue and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions.

For additional information related to risks, refer to Certain Factors noted in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Recently Issued Accounting Pronouncements

There were no recently issued accounting pronouncements that are deemed likely to have a significant impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2008. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 4. Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q and in other reports required to be filed under the Securities Exchange Act of 1934, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission for such filings. As required by Rule 13a-15(b) under the Exchange Act, our management, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2008. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the other members of our management, have determined that as of March 31, 2008, the disclosure controls and procedures were and are effective as designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act relating to us and our consolidated subsidiaries would be accumulated and communicated to them, as appropriate, to allow timely disclosures regarding required disclosures.

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2008.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2008

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2008.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2008.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown
Clifford K. Bown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2008.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2008.

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2008.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2008.