Form 10-Q
period 2008-06-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2008-08-06
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-24389

VASCO Data Security International, Inc.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-4169320
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                    ☐ Yes            ☒ No

There were 37,256,082 shares of Common Stock, $.001 par value per share, outstanding at July 31, 2008.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended June 30, 2008

This report may contain trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, DIGIPASS, VACMAN, aXsGUARD and IDENTIKEY.

VASCO Data Security International, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2008	December 31, 2007
ASSETS	(unaudited)
Current assets:
Cash and equivalents	$42,076	$38,833
Accounts receivable, net of allowance for doubtful accounts	32,384	25,721
Inventories	10,833	7,076
Prepaid expenses	1,550	1,712
Foreign sales tax receivable	7,661	4,919
Deferred income taxes	258	476
Other current assets	175	180

Total current assets	94,937	78,917

Property and equipment:
Furniture and fixtures	3,609	3,124
Office equipment	4,198	3,341

	7,807	6,465
Accumulated depreciation	(4,807)	(4,325)

Property and equipment, net	3,000	2,140

Goodwill, net of accumulated amortization	15,361	14,319
Intangible assets, net of accumulated amortization	2,109	2,295
Other assets, net of accumulated amortization	3,647	3,005

Total assets	$119,054	$100,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	6,395	7,757
Deferred revenue	6,200	5,608
Accrued wages and payroll taxes	5,493	5,330
Income taxes payable	5,283	4,008
Other accrued expenses	3,471	3,776
Current deferred compensation	1,232	—

Total current liabilities	28,074	26,479

Deferred warranty	226	309
Accrued compensation	723	1,281
Deferred revenue	1,206	457
Deferred tax liability	542	611

Total liabilities	30,771	29,137

Stockholders’ equity :
Common stock, $.001 par value—75,000 shares authorized; 37,256 and 37,205 shares issued and outstanding at June 30, 2008, and December 31, 2007, respectively	37	37
Additional paid-in capital	65,597	64,734
Accumulated income	12,920	565
Accumulated other comprehensive income	9,729	6,203

Total stockholders’ equity	88,283	71,539

Total liabilities and stockholders’ equity	$119,054	$100,676

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net revenue	$35,409	$32,442	$64,337	$58,847

Cost of goods sold	10,007	11,755	18,895	20,630

Gross profit	25,402	20,687	45,442	38,217

Operating costs:
Sales and marketing	9,036	6,659	16,737	12,749
Research and development	2,966	2,076	5,656	3,999
General and administrative	4,230	2,249	7,765	4,636
Amortization of purchased intangible assets	124	253	396	511

Total operating costs	16,356	11,237	30,554	21,895

Operating income	9,046	9,450	14,888	16,322

Interest income, net	277	80	534	138
Other income (expense), net	(43)	(8)	217	(45)

Income before income taxes	9,280	9,522	15,639	16,415
Provision for income taxes	1,822	2,666	3,284	4,596

Net income	$7,458	$6,856	$12,355	$11,819

Net income per share:
Basic	$0.20	$0.19	$0.33	$0.32
Diluted	$0.20	$0.18	$0.32	$0.31

Weighted average common shares outstanding:
Basic	37,130	36,879	37,120	36,722

Diluted	38,198	38,228	38,253	38,115

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net income	$7,458	$6,856	$12,355	$11,819

Other comprehensive income - Cumulative translation adjustment	85	735	3,526	1,073

Comprehensive income	$7,543	$7,591	$15,881	$12,892

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$12,355	$11,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,812	1,484
Deferred tax expense (benefit)	208	116
Non-cash compensation	1,473	905
Changes in assets and liabilities:
Accounts receivable, net	(4,448)	(3,819)
Inventories	(3,730)	(2,483)
Prepaid expenses	248	251
Foreign sales tax receivable	(2,683)	(198)
Other assets	(1,194)	(194)
Accounts payable	(1,522)	574
Income taxes payable	1,040	1,929
Deferred revenue	402	658
Accrued wages and payroll taxes	(156)	303
Accrued expenses	(423)	824
Long term deferred revenue	666	—
Deferred warranty	(83)	(11)

Net cash provided by operations	3,965	12,158

Cash flows from investing activities:
Additions to property and equipment	(894)	(562)
Additions to goodwill and intangibles	(71)	(244)

Net cash used in investing activities	(965)	(806)

Cash flows from financing activities:
Proceeds from bank borrowing	—	1,111
Proceeds from exercise of stock options and warrants	65	1,722

Net cash provided by financing activities	65	2,833

Effect of exchange rates on cash	178	341

Net increase in cash	3,243	14,526
Cash and equivalents, beginning of year	38,833	14,768

Cash and equivalents, end of period	$42,076	$29,294

See accompanying notes to condensed consolidated financial statements.

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

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

VASCO Data Security International, Inc. and its wholly owned subsidiaries design, develop, market and support security products and services which manage and protect against unauthorized access to computer systems of corporate and government customers. VASCO has operations in Austria, Australia, Belgium, Brazil, China, India, Japan, the Netherlands, Singapore, the United States (U.S.) and Switzerland.

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

Foreign Currency Translation and Transactions

The financial position and results of the operations of the majority of the company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income. Revenue and expenses are translated at average exchange rates prevailing during the year. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other non-operating income (expense).

Revenue Recognition

We recognize revenue in accordance with AICPA Statement of Position (SOP) 97-2 and SEC Staff Accounting Bulletin (SAB) 104. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the revenue is probable.

Hardware Revenue and License Fees: Revenue from the sale of computer security hardware or the license of software is generally recorded upon shipment or, if an acceptance period is allowed, at the later of shipment or customer acceptance. No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized.

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

Multiple-Element Arrangements: We allocate revenue to the various elements of the arrangements based on the estimated fair value of each deliverable as required by SOP 97-2 and Emerging Issues Task Force (EITF) Issue No. 00-21. The fair value for each element is based on the price charged when that element is sold separately, renewal rates and other methods. When discounts are given in a multiple-element arrangement, a proportionate amount of the discount is applied to each element based on each element’s fair value without regard to the discount. The estimated fair value of undelivered elements is deferred and recorded as revenue when services are performed or products are delivered. For sales arrangements in which vendor specific objective evidence (VSOE) of fair value has not been established, revenue for all elements is deferred and amortized over the life of the arrangement.

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

Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) method. We write down inventory when it appears that the carrying cost of the inventory may not be recovered through subsequent sale of the inventory. The company analyzes the quantity of inventory on hand, the quantity sold in the past year, the anticipated sales volume in the form of sales to new customers as well as sales to previous customers, the expected sales price and the cost of making the sale when evaluating the valuation of our inventory. If the sales volume or sales price of a specific model declines significantly, additional write downs may be required.

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

Software Development Costs

We capitalize software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Research and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy currently defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on.

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

Fair Value of Financial Instruments

At June 30, 2008 and December 31, 2007, our financial instruments were accounts receivable, notes receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies. The fair values of the financial instruments were not materially different from their carrying amounts at March 31, 2008 and December 31, 2007.

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

	June 30, 2008	December 31, 2007
Accounts receivable	$33,002	$26,173
Allowance for doubtful accounts	(618)	(452)

Accounts receivable, net	$32,384	$25,721

Note 3 – Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the FIFO method.

Inventories are comprised of the following:

	June 30, 2008	December 31, 2007
Component parts	$6,270	$3,876
Work-in-process and finished goods	4,563	3,200

Total	$10,833	$7,076

Note 4 – Goodwill and Other Intangibles

The following table summarizes intangible assets and goodwill activity for the six months ended June 30, 2008:

	Capitalized technology	Patents & trademarks	Total Intangible assets	Goodwill
Net balance at December 31, 2007	$2,125	$170	$2,295	$14,319
Additions	—	71	71	—

Net translation gain	139	—	139	1,042
Amortization expense	(390)	(6)	(396)	—

Net balance at June 30, 2008	$1,874	$235	$2,109	$15,361

Note 5 – Other Assets—Long Term

Other assets is comprised mostly of two components: instructional video software and deemed compensation. The cost of the software was capitalized in accordance with SFAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed and is being amortized on a straight line basis over a three year life, or pro rata based on actual sales as a percentage of expected sales, whichever is larger. In the second quarter and first six months of 2008, $643 and $1,134, respectively, of additional investment in the development of instructional videos was capitalized; amortization will commence once these additional videos are is complete. In comparable periods of 2007, no amounts were capitalized.

Deemed compensation represents the long-term portion of the Able acquisition price which is contingent upon the seller’s continued employment with the company over a four year period ending October 2010. As of June 30, 2008, the amount to be amortized over the next twelve months was $493 and has been included in prepaid expense. As of December 31, 2007, the amount to be amortized over the next twelve months was $459.

Amortization of the instructional software and deemed compensation is included in sales and marketing expense. Amortization of deferred tax assets is charged to income tax expense. The following table summarizes other long-term assets for the six months ended June 30, 2008:

	Instructional software	Deemed compensation	Deferred tax assets	Other assets	Total other assets
Net balance at December 31, 2007	$1,797	$843	$215	$150	$3,005

Additions/(reductions)	1,134	—	(5)	70	1,199
Net translation gain	114	53			167
Amortization expense	(486)	(238)	—	—	(724)

Net balance at June 30, 2008	$2,559	$658	$210	$220	$3,647

Note 6 – Income Taxes

Our effective tax rate for 2008 is expected to be 21%. This is lower than the U.S. statutory rate primarily due to income in foreign jurisdictions which is taxed at lower rates.

At December 31, 2007, we had U.S. net operating loss carryforwards of $27,533. Of this amount, $21,246 is available to offset future taxable income. The remainder represents tax deductions for employee stock option gains which would be credited to paid-in capital. A valuation reserve has been provided to offset most of the future tax benefits because we have not determined that their realization is more likely than not. The U.S. loss carryforwards expire in varying amounts beginning in 2018 and continuing through 2027. In addition, if certain substantial changes in the company’s ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized.

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

We had no accrued interest or penalties at June 30, 2008. Our policy is to record interest and penalties on income taxes as income tax expense.

Note 7 – Stock Compensation Plan

We awarded 69 shares of restricted stock in the first quarter of 2008 under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated, consisting of 39 issued shares and 30 shares subject to future performance criteria which have not been issued. The market value of the restricted shares was $1,503 at the date of grant and will be amortized over their respective vesting periods, which range from one to four years. There were no stock awards in the second quarter of 2008.

The following table details the non-cash compensation expense incurred in the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Stock options	$70	$77	$140	$170
Restricted stock	335	223	658	454
Long-term incentive plan	398	163	675	281

Total non-cash compensation	$803	$463	$1,473	$905

Note 8 – Common Stock and Earnings per Share

The following table summarizes the activity of VASCO’s common stock for the six months ended June 30, 2008:

	Common stock issued
	Number of shares	Value of shares
Exercise of options	12	$65
Restricted stock awards	39	857

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three and six month periods ended June 30, 2008 and 2007 follow:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$7,458	$6,856	$12,355	$11,819

Weighted average common shares outstanding
Basic	37,130	36,879	37,120	36,722
Incremental shares with dilutive effect:
Stock options	991	1,211	1,036	1,259
Restricted stock awards	21	72	38	70
Warrants	56	66	59	64

Dilutive	38,198	38,228	38,253	38,115

Net income per share
Basic	$0.20	$0.19	$0.33	$0.32
Dilutive	$0.20	$0.18	$0.32	$0.31

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 concerning, among other things, the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and the anticipated future growth in certain markets in which we currently market and sell our products or anticipate selling and marketing our products in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect,” “believe,” “will,” “anticipate,” “emerging,” “intend,” “plan,” “could,” “may,” “estimate,” “should,” “objective” and “goal” and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors have been described in greater detail in VASCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission, and include, but are not limited to, (a) risks of general market conditions, including currency fluctuations, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, changing government regulations and (c) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements.

General

The following discussion is based upon our consolidated results of operations for the three and six months ended June 30, 2008 and 2007 (percentages in the discussion may be rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-Q and our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

We design, develop, market and support open standards-based hardware and software security systems that manage and secure access to information assets. We also design, develop, market and support patented “Strong User Authentication” products for e-business and e-commerce. Our products enable secure financial transactions to be made over private enterprise networks and public networks, such as the Internet. Our Strong User Authentication is delivered via our hardware and software Digipass security products (collectively “Digipasses”), most of which incorporate an electronic signature capability, which substantially increases the integrity of electronic transactions and data transmissions. Some of our Digipasses are compliant with the Europay MasterCard Visa (EMV) standard and are compatible with MasterCard’s and VISA’s Chip Authentication Program (CAP). Some of our Digipass units comply with the Initiative for Open Authentication (OATH). As evidenced by our current customer base, our products are purchased by companies and, depending on the business application, are distributed to either their employees or their customers. Those customers may be other businesses or, as an example in the case of Internet banking, our customer banks’ corporate and retail customers.

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

Comparison of Results for the Three and Six Months Ended June 30, 2008 and 2007

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

Currency Fluctuations: In the second quarter of 2008 and 2007, approximately 95% and 92%, respectively, of our revenue was generated outside the United States. For the six months ended June 30, 2008 and 2007, approximately 93% and 91%, respectively, of our revenue was generated outside of the United States.

In addition, approximately 75% of our operating expenses in the second quarter of both 2008 and 2007 were incurred outside of the United States. For the six months ended June 30, 2008 and 2007, approximately 74% and 73%, of our operating expenses were incurred outside of the United States.

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

The U.S. Dollar weakened approximately 14% and 13% against the Euro for the quarter and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. The U.S. Dollar weakened approximately 13% against the Australian Dollar for both the quarter and six months ended June 30, 2008 as compared to the same periods in 2007. We estimate that the weakening of the U.S. Dollar versus these two currencies in 2008 compared to 2007 resulted in an increase in revenue of approximately $2,009 and $4,045 for the quarter and six months ended June 30, 2008, respectively, compared to the same periods in 2007 and an increase in operating expenses of approximately $1,691 and $2,917 for the quarter and six months ended June 30, 2008, respectively, compared to the same period in 2007.

The financial position and results of operations of many of our foreign subsidiaries are generally measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders’ equity. Revenue and expenses are translated at average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other non-operating income (expense). Foreign exchange transaction losses aggregating $255 in the second quarter of 2008 compare to losses in the second quarter of 2007 of $161. For the six months ended June 30, 2008, transaction gains of $85 compare to losses of $245 for the six months ended June 30, 2007.

Revenue

Revenue by Geographic Regions: We classify our sales by customers’ location in four geographic regions: 1) EMEA, which includes Europe, the Middle East and Africa; 2) the United States, which for our purposes includes sales in Canada; 3) Asia Pacific; and 4) Other Countries, including Australia, Latin America and Central Asia. The breakdown of revenue for the three and six months ended June 30, 2008 and 2007 in each of our major geographic areas was as follows:

	Europe	United States	Asia Pacific	Other Countries (a)	Total
Three months ended June 30:

Total Revenue:
2008	$24,396	$1,961	$2,397	$6,655	$35,409
2007	21,268	2,646	4,302	4,226	32,442

Percent of Total:
2008	69%	5%	7%	19%	100%
2007	66%	8%	13%	13%	100%

Six months ended June 30:

Total Revenue:
2008	$43,856	$4,357	$5,548	$10,576	$64,337
2007	37,469	5,108	7,082	9,188	58,847

Percent of Total:
2008	68%	7%	9%	16%	100%
2007	64%	9%	12%	15%	100%

(a)	2007 includes amounts reclassified from Asia Pacific to Other Countries to be consistent with 2008 presentation.

Total revenue in the second quarter of 2008 increased $3,000, or 9%, over second quarter 2007. The increase was primarily attributable to the weakening of the U.S. Dollar as compared to the Euro, as previously noted, and an increase in product volume related to non-hardware revenue.

The increase in non-hardware product volume reflects our strategy to increase recurring software-related revenue. Non-hardware revenue, which includes software, maintenance, support, customization, warranty and other services increased from 14% of revenue in the second quarter of 2007 to 25% of revenue in the second quarter of 2008.

Revenue generated in Europe, Middle East, Africa (EMEA) during the second quarter was $3,128, or 13%, higher than the second quarter of 2007. The increase was primarily attributable to the weakening of the U.S. Dollar as compared to the Euro and an increase in product volume related to non-hardware revenue.

Revenue generated in the United States during the second quarter was $685, or 26%, lower than the second quarter of 2007. Revenue in the United States declined primarily in the banking market and is due, in part, to the fact that the U.S. banking market continues to defer the decision to implement strong authentication for users of its retail Internet banking services. We believe that we are well positioned to meet the needs of the U.S. market when banks decide to deploy strong user authentication to their retail banking customers.

Revenue generated in the Asia Pacific region during the second quarter was $1,905, or 44%, lower than the second quarter of 2007. The decrease was primarily attributable to the banking market and reflects the fact that revenue for the second quarter of 2007 included a significant transaction that was not replaced with a comparable transaction in the second quarter of 2008. Given the relatively small size of the region in terms of revenue, revenue can fluctuate significantly quarter to quarter as a result of the timing of when transactions are recorded. While the revenue for this region declined significantly in this quarter, we believe that the region will be an important contributor to our future revenue.

Revenue generated from other countries during the second quarter was $2,429, or 57%, higher than the second quarter of 2007. The increase in other regions was due to several transactions with banks where the market for strong user authentication is continuing to develop.

Total revenue for the six months ended June 30, 2008 increased $5,490 or 9% over the first six months of 2007. The increase in revenue was attributable to the same factors noted above for the changes in the second quarter. Revenue for the six months ended June 30, 2008 generated in Europe was $6,387 or 17% higher than 2007, revenue generated in the United States was $751 or 15% lower than 2007, revenue from Asia Pacific was $1,534 or 22% lower than 2007 and revenue generated from other countries was $1,388 or 15% higher than 2007.

For the first six months of 2008, our top ten customers accounted for approximately 46% of total revenue as compared to 53% of total revenue in the first six months of 2007.

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

	Banking	Enterprise Security	Total
Three months ended June 30:

Total Revenue:
2008	$29,371	$6,037	$35,408
2007	28,450	3,992	32,442

Percent of Total:
2008	83%	17%	100%
2007	88%	12%	100%

Six months ended June 30:

Total Revenue:
2008	$52,453	$11,884	$64,337
2007	50,892	7,955	58,847

Percent of Total:
2008	82%	18%	100%
2007	86%	14%	100%

Revenue in the second quarter of 2008 from the Banking market increased $921, or 3%, over the second quarter of 2007 and revenue from the Enterprise Security market increased $2,045, or 51%, in the same period. The increase in revenue in the Banking market is attributable to the strong Euro and increased non-hardware revenue noted above, partially offset by a decline in hardware quantities. The strength in the Enterprise Security market was attributable in part to the strong Euro, increased non-hardware revenue and increased sales volume from Original Equipment Manufacturer (OEM) customers, other large volume orders and sales of appliance-related products. Sales to OEM customers and other large volume orders have gross margins that, due to our volume-pricing methodologies, are lower than the margins realized on sales to small and medium-sized businesses. We expect to continue to invest in the development of the channel as well as to continue to invest in developing products for the channel.

Revenue for the first six months of 2008 from the Banking market increased $1,561 or 3% compared to the first six months of 2007 and revenue from the Enterprise Security market increased $3,929 or 49% in the same period. Growth in both markets for the first six months was attributable to the same factors noted above for the second quarter of 2008.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue for the three months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	28.3	36.3	29.4	35.1

Gross profit	71.7	63.7	70.6	64.9
Operating costs:
Sales and marketing	25.5	20.5	26.0	21.7
Research and development	8.4	6.4	8.8	6.8
General and administrative	11.9	6.9	12.1	7.9
Amortization of purchased intangible assets	0.4	0.8	0.6	0.8

Total operating costs	46.2	34.6	47.5	37.2

Operating income	25.5	29.1	23.1	27.7
Interest income	0.8	0.2	0.8	0.2
Other income (expense)	(0.1)	(0.0)	0.4	(0.1)

Income before income taxes	26.2	29.3	24.3	27.8
Provision for income taxes	5.1	8.2	5.1	7.8

Net income	21.1	21.1	19.2	20.0

Gross Profit

Consolidated gross profit for the quarter ended June 30, 2008 was $25,402, an increase of $4,715, or 23%, from the quarter ended June 30, 2007. Gross profit as a percentage of revenue was 72% for the quarter ended June 30, 2008, as compared to 64% for the quarter ended June 30, 2007. The increase in gross profit as a percentage of revenue for the second quarter of 2008 compared to 2007 primarily reflects the positive impact of currency, an increase in non-hardware related revenue as a percentage of total revenue and a change in the mix of our revenue, with a higher percentage of the revenue coming from the Enterprise Security market. Our non-hardware revenue was 25% of total revenue for the second quarter of 2008 and compares to 14% of total revenue for the second quarter of 2007.

Consolidated gross profit for the six months ended June 30, 2008 was $45,442, an increase of $7,225, or 19%, from the comparable period in 2007. Gross profit as a percentage of revenue was 71% for the first six months of 2007, as compared to 65% for the comparable period in 2006. The increase in gross profit as a percentage of revenue is primarily attributable to the same factors noted for the second quarter of 2008. Our non-hardware revenue was 23% of total revenue for the first six months of 2008 and compares to 14% of total revenue for the first six months of 2007.

The majority of our inventory purchases are denominated in U.S. Dollars. Also, as previously noted, our sales are denominated in various currencies including the Euro and Australian dollar. As the U.S. Dollar has weakened when compared to the Euro and Australian Dollar in the same periods in the prior year, revenue from sales made in Euros and Australian Dollars increased, as measured in U.S. Dollars, without the corresponding increase in cost of goods sold. The impact from changes in currency rates as noted above are estimated to have increased revenue by approximately $2,009 and $4,045 for the quarter and six months ended June 30, 2008, respectively. Had the currency rates in 2008 been equal to the rates in 2007, the gross profit rate would have been approximately 1.7 percentage points and 1.9 percentage points lower for the three and six months ended June 30, 2008, respectively.

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

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended June 30, 2008 were $9,036, an increase of $2,377, or 36%, from the second quarter of 2007. This increase in sales and marketing expenses is primarily related to increased headcount, increased sales-related travel, higher non-cash compensation and the cost associated with the opening of the sales offices in Brazil and Japan and the impact of a weaker U.S. Dollar compared to the Euro. The average full-time sales and marketing employee headcount was 143 in the second quarter of 2008, compared to 112 in the second quarter of 2007.

Consolidated sales and marketing expenses for the six months ended June 30, 2008, were $16,737, an increase of $3,988, or 31%, from the same period of 2007. The increase in expense was related to the same factors noted for the second quarter above. Average full-time sales and marketing employee headcount in the first six months of 2008 was 141, compared to 107 in the first six months of 2007.

Research and Development Expenses

Consolidated research and development expenses for the quarter ended June 30, 2008, were $2,966, an increase of $890, or 43%, from the second quarter of 2007. This increase was primarily due to increased headcount and the weaker U.S. Dollar compared to the Euro and Australian Dollar. Average full-time research and development employee headcount in the second quarter of 2008 was 79, compared to 69 in the second quarter of 2007.

Consolidated research and development costs for the six months ended June 30, 2008, were $5,656, an increase of $1,657, or 41%, from the same period of 2007. This increase was related to the same factors noted above for the second quarter of 2008. Average full-time research and development employee headcount for the first six months in 2008 was 77, compared to 67 in the same period of 2007.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended June 30, 2008, were $4,230, an increase of $1,981, or 88%, from the second quarter of 2007. This increase was primarily due to increased headcount, non-cash compensation, professional fees, travel expense, recruiting costs, provisions for uncollectible accounts and the weaker U.S. Dollar compared to the Euro. Average full-time general and administrative employee headcount in the second quarter of 2008 was 37, compared to 24 in the second quarter of 2007.

Consolidated general and administrative expenses for the six months ended June 30, 2008, were $7,765, an increase of $3,129, or 67%, from the same period of 2007. This increase was due to the same factors as noted for the second quarter. Average full-time general and administrative employee headcount for the first six months in 2008 was 35 compared to 24 in the same period of 2007.

Amortization of Intangible Assets

Amortization of intangible assets for the second quarter and the first six months of 2008 decreased $129 and $115, respectively, over the comparable periods in 2007. The decrease was related to having fully amortized one of our purchased intangibles as of March 31, 2008, offset by increases due to the effects of the weakening U.S. dollar as the majority of our intangible assets are denominated in Euros.

Interest Income

Consolidated net interest income was $277 in the second quarter of 2008 as compared to income of $80 in the second quarter of 2007. For the six months ended June 30, 2008, interest income was $534 compared to $138 for the same period of 2007. The increase in interest income is primarily attributable to income on higher average invested cash balances.

Other Income (Expense), Net

Other income (expense) primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our export business in those countries and other miscellaneous non-operational, non-recurring expenses. Other expense for the second quarter of 2008 was $43 and compares to other expense of $8 for the second quarter of 2007. Exchange losses of $255 in the second quarter of 2008 compare to exchange losses of $161 in the second quarter of 2007.

Other income for the first six months of 2008 was $217 compared to other expense of $45 in the first six months of 2007. Exchange gains of $85 in the first six months of 2008 compare to exchange losses of $245 for the same period 2007.

Income Taxes

Income tax expense for the second quarter of 2008 was $1,822, a decrease of $844 from the second quarter of 2007. The decrease in tax expense is attributable to lower pre-tax income and a lower effective tax rate. The effective tax rate was 20% for the second quarter of 2008 and compares to 28% for the second quarter of 2007. The tax rate in the second quarter of 2008 benefited from a reduction in our estimate of our full-year tax rate. We reduced our estimated full-year tax rate from 23% at the end of the first quarter of 2008 to 21% at the end of the second quarter of 2008.

Income tax expense for the first six months of 2008 was $3,284, a decrease of $1,312 from the same period in 2007. The decrease in tax expense reflects lower pre-tax income and a lower effective tax rate. The effective tax rate was 21% for the first half of 2008 and compares to 28% for the first half of 2007.

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

Liquidity and Capital Resources

Our net cash balance was $42,076 at June 30, 2008, a decrease of $5,739, or 12%, from $47,815 at March 31, 2008, and an increase of $3,243, or 8%, from $38,833 at December 31, 2007. The decrease in cash from March 31, 2008, was primarily due to the increased investment in other components of working capital. Our accounts receivable, foreign sale tax receivable and inventory balances increased in the second quarter of 2008. The increase in cash from December 31, 2007 was primarily related to positive earnings before interest, taxes, depreciation and amortization (EBITDA).

At June 30, 2008, we had working capital of $66,863, an increase of $7,896, or 13%, from $58,967 reported at March 31, 2008, and an increase of $14,425, or 28%, from $52,438 at December 31, 2007. The increase in working capital was primarily related to positive earnings before interest, taxes, depreciation and amortization (EBITDA).

Days sales outstanding (DSO) in net accounts receivable increased to 83 days at June 30, 2008, from 67 days at March 31, 2008. The increase in DSO was primarily related to the timing of when sales were made in the quarter.

EBITDA from continuing operations for the three and six months ended June 30, 2008, and 2007 were $9,896 and $16,917, respectively, and reflect decreases of $311, or 3%, and $844, or 5%, over amounts for the same periods of the prior year. A reconciliation of EBITDA to net income for the three and six month periods ended June 30, 2008, and 2007 follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands, unaudited)		(in thousands, unaudited)
EBITDA	$9,896	$10,207	$16,917	$17,761

Interest income, net	277	80	534	138
Provision for income taxes	(1,822)	(2,666)	(3,284)	(4,596)
Depreciation and amortization	(893)	(765)	(1,812)	(1,484)

Net income	$7,458	$6,856	$12,355	$11,819

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

During the second quarter of 2008 we increased our line of credit with Fortis Bank from 3,500 Euros to 5,000 Euros (or the U.S. Dollar or Swiss Franc equivalent). We had no borrowings under the line outstanding at June 30, 2008. Based on receivable balances as of June 30, 2008, we had the full amount of the line of credit available to us for borrowing at June 30, 2008.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the six months ended June 30, 2008. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December  31, 2007.

Item 4. Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q and in other reports required to be filed under the Securities Exchange Act of 1934, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission for such filings. As required by Rule 13a-15(b) under the Exchange Act, our management, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2008. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the other members of our management, have determined that as of June 30, 2008, the disclosure controls and procedures were and are effective as designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act relating to us and our consolidated subsidiaries would be accumulated and communicated to them, as appropriate, to allow timely disclosures regarding required disclosures.

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On Wednesday, June 11, 2008, the company held its 2008 Annual Meeting of Stockholders. The purpose of the meeting was to elect five directors.

Five candidates nominated by the Board of Directors were elected by the stockholders to serve as directors of the company at the meeting. The following sets forth the results of the voting with respect to each candidate:

Name	For	Authority Withheld	Broker Non-Votes
T. Kendall Hunt	30,980,746	1,091,747	—
Michael P. Cullinane	30,759,932	1,312,561	—
John N. Fox, Jr.	31,193,541	878,952	—
John R. Walter	30,748,842	1,323,651	—
Jean K. Holley	31,192,855	879,638	—

Item 6. Exhibits.

Exhibit 31.1—Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2008.

Exhibit 31.2—Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2008

Exhibit 32.1—Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2008.

Exhibit 32.2—Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2008.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown
Clifford K. Bown
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1—Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2008.

Exhibit 31.2—Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2008.

Exhibit 32.1—Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2008.

Exhibit 32.2—Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2008.