Form 10-Q
period 2008-09-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2008-11-07
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-24389

VASCO Data Security International, Inc.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-4169320
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

There were 37,335,332 shares of Common Stock, $.001 par value per share, outstanding at October 31, 2008.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended September 30, 2008

This report may contain trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, DIGIPASS, VACMAN, aXsGUARD and IDENTIKEY.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2008	December 31, 2007
ASSETS	(unaudited)
Current assets:
Cash and equivalents	$50,695	$38,833
Accounts receivable, net of allowance for doubtful accounts	29,993	25,721
Inventories	10,899	7,076
Prepaid expenses	1,653	1,712
Foreign sales tax receivable	8,790	4,919
Deferred income taxes	207	476
Other current assets	221	180

Total current assets	102,458	78,917
Property and equipment:
Furniture and fixtures	3,375	3,124
Office equipment	4,351	3,341

	7,726	6,465
Accumulated depreciation	(4,658)	(4,325)

Property and equipment, net	3,068	2,140
Goodwill, net of accumulated amortization	14,053	14,319
Intangible assets, net of accumulated amortization	1,871	2,295
Other assets, net of accumulated amortization	3,234	3,005

Total assets	$124,684	$100,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	6,420	7,757
Deferred revenue	5,649	5,608
Accrued wages and payroll taxes	6,273	5,330
Income taxes payable	4,942	4,008
Other accrued expenses	4,068	3,776
Current deferred compensation	1,331	-

Total current liabilities	28,683	26,479
Deferred warranty	247	309
Deferred compensation	1,030	1,281
Deferred revenue	929	457
Deferred tax liability	498	611

Total liabilities	31,387	29,137

Stockholders’ equity:
Common stock, $.001 par value - 75,000 shares authorized: 37,335 and 37,205 shares issued and outstanding at September 30, 2008, and December 31, 2007, respectively	37	37
Additional paid-in capital	66,278	64,734
Accumulated income	22,044	565
Accumulated other comprehensive income	4,938	6,203

Total stockholders’ equity	93,297	71,539

Total liabilities and stockholders’ equity	$124,684	$100,676

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net revenue	$39,705	$29,977	$104,042	$88,824
Cost of goods sold	11,866	10,009	30,761	30,639

Gross profit	27,839	19,968	73,281	58,185
Operating costs:
Sales and marketing	8,878	6,246	25,615	18,995
Research and development	3,056	2,553	8,712	6,552
General and administrative	4,344	2,666	12,109	7,302
Amortization of purchased intangible assets	122	250	518	761

Total operating costs	16,400	11,715	46,954	33,610

Operating income	11,439	8,253	26,327	24,575
Interest income, net	227	192	761	330
Other income (expense), net	(789)	(289)	(571)	(334)

Income before income taxes	10,877	8,156	26,517	24,571
Provision for income taxes	1,754	2,284	5,038	6,880

Net income	$9,123	$5,872	$21,479	$17,691

Net income per share:
Basic	$0.25	$0.16	$0.58	$0.48
Diluted	$0.24	$0.15	$0.56	$0.46
Weighted average common shares outstanding:
Basic	37,173	37,013	37,138	36,820

Diluted	38,204	38,387	38,236	38,207

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income	$9,123	$5,872	$21,479	$17,691
Other comprehensive income - Cumulative translation adjustment	(4,791)	2,498	(1,265)	3,571

Comprehensive income	$4,332	$8,370	$20,214	$21,262

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$21,479	$17,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,636	2,263
Deferred tax expense (benefit)	143	(258)
Non-cash compensation	2,284	1,469
Changes in assets and liabilities:
Accounts receivable, net	(4,724)	2,665
Inventories	(3,840)	(1,891)
Prepaid expenses	32	208
Foreign sales tax receivable	(3,888)	(1,935)
Other assets	(1,359)	(300)
Accounts payable	(1,314)	(2,633)
Income taxes payable	973	953
Deferred revenue	109	1,591
Accrued wages and payroll taxes	1,049	1,228
Accrued expenses	322	612
Long term deferred revenue	518	-
Deferred warranty	(62)	34

Net cash provided by operations	14,358	21,697

Cash flows from investing activities:
Additions to property and equipment	(1,386)	(727)
Additions to goodwill and intangibles	(108)	(249)

Net cash used in investing activities	(1,494)	(976)

Cash flows from financing activities:
Proceeds from bank borrowing	-	1,166
Proceeds from exercise of stock options and warrants	339	2,195

Net cash provided by financing activities	339	3,361
Effect of exchange rates on cash	(1,341)	1,192
Net increase in cash	11,862	25,274
Cash and equivalents, beginning of year	38,833	14,768

Cash and equivalents, end of period	$50,695	$40,042

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

Accounts Receivable and Allowance for Doubtful Accounts

The credit-worthiness of customers is reviewed prior to shipment. A reasonable expectation of collection is a requirement for revenue recognition. Verification of credit and/or the establishment of credit limits are part of the new customer contract administration process. Adjustment of credit limits for existing customers may result from the periodic review of outstanding accounts receivable. The company records trade accounts receivable at invoice values, which are generally equal to fair value.

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

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect of a change in tax rates on deferred tax assets and liabilities and in income in the period that includes the enactment date.

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

Fair Value of Financial Instruments

At September 30, 2008 and December 31, 2007, our financial instruments were accounts receivable, notes receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies. The fair values of the financial instruments were not materially different from their carrying amounts at September 30, 2008 and December 31, 2007.

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

Stock-Based Compensation

Our stock-based employee compensation plan (the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated) is accounted for under SFAS 123(R), Stock-Based Compensation. This statement requires us to estimate the fair value of stock options granted to employees, directors and others and to record compensation expense equal to the estimated fair value. The fair value of stock options at the date of grant is estimated using the Black-Scholes option pricing model. This compensation expense is recorded on a straight-line basis over the vesting period of the options.

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

	September 30, 2008	December 31, 2007
Accounts receivable	$30,551	$26,173
Allowance for doubtful accounts	(558)	(452)

Accounts receivable, net	$29,993	$25,721

Note 3 – Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the FIFO method.

Inventories are comprised of the following:

	September 30 2008	December 31, 2007
Component parts	$6,170	$3,876
Work-in-process and finished goods	4,729	3,200

Total	$10,899	$7,076

Note 4 – Goodwill and Other Intangibles

The following table summarizes intangible assets and goodwill activity for the nine months ended September 30, 2008:

	Capitalized technology	Patents & trademarks	Total Intangible assets	Goodwill
Net balance at December 31, 2007	$2,125	$170	$2,295	$14,319
Additions	-	108	108	-
Net translation gain	(14)	-	(14)	(266)
Amortization expense	(509)	(9)	(518)	-

Net balance at September 30, 2008	$1,602	$269	$1,871	$14,053

Note 5 – Other Assets - Long Term

Other assets is comprised mostly of two components: instructional video software and deemed compensation. The cost of the instructional video software has been capitalized in accordance with SFAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed and is being amortized on a straight line basis over a three year life, or pro rata based on actual sales as a percentage of expected sales, whichever is larger. In the third quarter and first nine months of 2008, $142 and $1,276, respectively, of additional investment in the development of instructional videos was capitalized; amortization will commence once these additional videos are complete. In comparable periods of 2007, no amounts were capitalized.

Deemed compensation represents the long-term portion of the Able acquisition price which is contingent upon the seller’s continued employment with the company over a four year period ending October 2010. As of September 30, 2008, the amount to be amortized over the next twelve months was $451 and has been included in prepaid expense. As of December 31, 2007, the amount to be amortized over the next twelve months was $459.

Amortization of the instructional video software and deemed compensation is included in sales and marketing expense. Amortization of deferred tax assets is charged to income tax expense. The following table summarizes other long-term assets for the nine months ended September 30, 2008:

	Instructional software	Deemed compen- sation	Deferred tax assets	Other assets	Total other assets
Net balance at December 31, 2007	$1,797	$843	$215	$150	$3,005
Additions/(reductions)	1,276	-	(11)	41	1,306
Net translation gain	7	4			11
Amortized/expensed	(730)	(358)	-	-	(1,088)

Net balance at September 30, 2008	$2,350	$489	$204	$191	$3,234

Note 6 – Income Taxes

Our effective tax rate for 2008 is expected to be 19%. This is lower than the U.S. statutory rate primarily due to income in foreign jurisdictions which is taxed at lower rates. The effective tax rate was 16% for the third quarter of 2008. The tax rate in the third quarter of 2008 benefited from a reduction in our estimate of our full-year tax rate. We reduced our estimated full-year tax rate from 21% at the end of the second quarter of 2008 to 19% at the end of the third quarter of 2008.

At December 31, 2007, we had U.S. net operating loss carryforwards of $27,585. A valuation allowance has been provided to offset the future tax benefits because we have not determined that their realization is more likely than not. Of this amount, $21,299 may reduce future tax expense if the valuation reserve is released. The remainder represents tax deductions for employee stock option gains which would be credited to paid-in capital. The U.S. loss carryforwards include $500 which expire in 2012 and the remaining $27,085 expire in varying amounts beginning in 2018 and continue through 2027. In addition, if certain substantial changes in the company’s ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized.

At December 31, 2007, we also had foreign loss carryforwards of $7,656. The foreign loss carryforwards have no expiration dates. A valuation allowance has been provided to offset most of the future tax benefits because we have not determined that their realization is more likely than not. Included in the foreign loss carryforwards amount is $2,950 of tax losses acquired in the acquisition of Logico Smart Card Solutions (Logico). Utilization of these loss carryforwards would not reduce future tax expense, but would reduce deferred tax assets or goodwill created in the acquisition. Goodwill for the Logico acquisition was reduced by $85 in 2007.

We had accrued interest on income taxes of $10 and no penalties at September 30, 2008. Our policy is to record interest and penalties on income taxes as income tax expense.

Note 7 – Stock Compensation Plan

We awarded 69 shares of restricted stock in the first quarter of 2008 under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated, consisting of 39 issued shares and 30 shares subject to future performance criteria which have not been issued. The market value of the restricted shares was $1,503 at the date of grant and will be amortized over their respective vesting periods, which range from one to four years. There were no stock or other equity awards in the second or third quarter of 2008.

The following table details the non-cash compensation expense incurred in the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Stock options	$71	$80	$211	$250
Restricted stock	335	223	993	677
Long-term incentive plan	405	261	1,080	542

Total non-cash compensation	$811	$564	$2,284	$1,469

Note 8 – Common Stock and Earnings per Share

The following table summarizes the activity of VASCO’s common stock for the nine months ended September 30, 2008:

	Common stock issued
	Number of shares	Value of shares
Exercise of options	12	$66
Exercise of warrants	79	273
Restricted stock awards	39	857

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three and nine month periods ended September 30, 2008 and 2007 follow:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income	$9,123	$5,872	$21,479	$17,691

Weighted average common shares outstanding
Basic	37,173	37,013	37,138	36,820
Incremental shares with dilutive effect:
Stock options	1,004	1,210	1,024	1,243
Restricted stock awards	27	95	35	78
Warrants	-	69	39	66

Dilutive	38,204	38,387	38,236	38,207

Net income per share
Basic	$0.25	$0.16	$0.58	$0.48
Dilutive	$0.24	$0.15	$0.56	$0.46

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

General

The following discussion is based upon our consolidated results of operations for the three and nine months ended September 30, 2008 and 2007 (percentages in the discussion may be rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-Q and our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Comparison of Results for the Three and Nine Months Ended September 30, 2008 and 2007

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

Currency Fluctuations: In the third quarter of 2008 and 2007, approximately 95% and 92%, respectively, of our revenue was generated outside the United States. For the nine months ended September 30, 2008 and 2007, approximately 94% and 91%, respectively, of our revenue was generated outside of the United States.

In addition, in the third quarter of 2008 and 2007, approximately 74% and 76%, respectively, of our operating expenses were incurred outside the United States. For both the nine months ended September 30, 2008 and 2007, approximately 74% of our operating expenses were incurred outside of the United States.

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

The U.S. Dollar weakened approximately 11% and 12% against the Euro for the quarter and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. The U.S. Dollar weakened approximately 9% and 12% against the Australian Dollar for the quarter and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. We estimate that the weakening of the U.S. Dollar versus these two currencies in 2008 compared to 2007 resulted in an increase in revenue of approximately $1,775 and $5,821 for the quarter and nine months ended September 30, 2008, respectively, compared to the same periods in 2007 and an increase in operating expenses of approximately $1,383 and $4,300 for the quarter and nine months ended September 30, 2008, respectively, compared to the same period in 2007.

The financial position and results of operations of many of our foreign subsidiaries are generally measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders’ equity. Revenue and expenses are translated at average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other non-operating income (expense). Foreign exchange transaction losses aggregating $836 in the third quarter of 2008 compare to losses in the third quarter of 2007 of $296. For the nine months ended September 30, 2008, transaction losses of $751 compare to losses of $540 for the nine months ended September 30, 2007.

Revenue

Revenue by Geographic Regions: We classify our sales by customers’ location in four geographic regions: 1) EMEA, which includes Europe, the Middle East and Africa; 2) the United States, which for our purposes includes sales in Canada; 3) Asia Pacific; and 4) Other Countries, including Australia, Latin America and Central Asia. The breakdown of revenue for the three and nine months ended September 30, 2008 and 2007 in each of our major geographic areas was as follows:

	EMEA	United States	Asia Pacific	Other Countries	Total
Three months ended September 30:
Total Revenue:
2008	$25,652	$2,066	$2,730	$9,257	$39,705
2007	19,686	2,437	4,776	3,078	29,977
Percent of Total:
2008	65%	5%	7%	23%	100%
2007	66%	9%	16%	10%	100%
Nine months ended September 30:
Total Revenue:
2008	$69,508	$6,423	$8,278	$19,833	$104,042
2007	57,155	7,545	11,858	12,266	88,824
Percent of Total:
2008	67%	6%	8%	19%	100%
2007	64%	8%	13%	14%	100%

Total revenue in the third quarter of 2008 increased $9,728, or 32%, over third quarter 2007. The increase was primarily attributable to an increase in the number of units shipped, an increase in non-hardware revenue and the weakening of the U.S. Dollar as compared to the Euro, as previously noted.

The increase in non-hardware product volume reflects our strategy to increase recurring software-related revenue. Non-hardware revenue, which includes software, maintenance, support, customization, warranty and other services increased from 14% of revenue in the third quarter of 2007 to 23% of revenue in the third quarter of 2008.

Revenue generated in EMEA during the third quarter was $5,966, or 30%, higher than the third quarter of 2007. The increase was primarily attributable to factors noted above related to the quarter as a whole and reflected increased revenue in both the banking and enterprise security markets.

Revenue generated in the United States during the third quarter was $371, or 15%, lower than the third quarter of 2007. Revenue in the United States declined in both the banking and enterprise security markets and is due, in part we believe, to broad economic conditions that have been widely publicized. We also believe that the revenue from the banking market declined as a result of many banks implementing security solutions in 2007 to meet the minimum requirements established by the FDIC and electing not to implement further measures in 2008. The U.S. banking market continues to defer the decision to implement strong authentication for users of its retail Internet banking services, but we believe that we are well positioned to meet the needs of the U.S. market when banks decide to deploy strong user authentication to their retail banking customers.

Revenue generated in the Asia Pacific region during the third quarter was $2,046, or 43%, lower than the third quarter of 2007. The decrease was primarily attributable to the banking market and reflects the fact that revenue for the third quarter of 2007 included a significant transaction that was not replaced with a comparable transaction in the third quarter of 2008. Given the relatively small size of the region in terms of revenue, revenue can fluctuate significantly quarter to quarter as a result of the timing of when transactions are recorded. While the revenue for this region declined significantly in this quarter, we believe that the region will be an important contributor to our future revenue.

Revenue generated from other countries during the third quarter was $6,179, or 200%, higher than the third quarter of 2007. The increase in other countries was due to several transactions with banks where the market for strong user authentication is continuing to develop. VASCO opened a sales office in Brazil in October 2007 and in India in July 2008 to help penetrate the developing markets for strong user authentication in those countries.

Total revenue for the nine months ended September 30, 2008 increased $15,218 or 17% over the first nine months of 2007. The increase in revenue was attributable to the same factors noted above for the changes in the third quarter. Revenue for the nine months ended September 30, 2008 generated in Europe was $12,353 or 22% higher than 2007, revenue generated in the United States was $1,122 or 15% lower than 2007, revenue from Asia Pacific was $3,580 or 30% lower than 2007 and revenue generated from other countries was $7,567 or 62% higher than 2007.

For the first nine months of 2008, our top ten customers accounted for approximately 46% of total revenue as compared to 47% of total revenue in the first nine months of 2007.

Revenue by Target Market: Revenue is generated currently from two primary markets, banking/finance (“Banking”) and “Enterprise Security”, through the use of both direct and indirect sales channels. The Enterprise Security market includes corporations, business-to-business (B2B), business-to-consumer (B2C), e-commerce, e-government and various other vertical application markets that are not related to banking or finance. The breakdown of revenue between the two primary markets was as follows:

	Banking	Enterprise Security	Total
Three months ended September 30:
Total Revenue:
2008	$32,864	$6,841	$39,705
2007	23,969	6,008	29,977
Percent of Total:
2008	83%	17%	100%
2007	80%	20%	100%
Nine months ended September 30:
Total Revenue:
2008	$85,317	$18,725	$104,042
2007	74,861	13,963	88,824
Percent of Total:
2008	82%	18%	100%
2007	84%	16%	100%

Revenue in the third quarter of 2008 from the Banking market increased $8,895, or 37%, over the third quarter of 2007 and revenue from the Enterprise Security market increased $833, or 14%, in the same period. The increase in revenue in the Banking market is attributable to an increase in the number of units shipped, an increase in non-hardware revenue and the weakening of the U.S. Dollar as compared to the Euro, as previously noted. The increase in the Enterprise Security market was attributable in part to the increased revenue from appliance-related products, increased non-hardware revenue and the weakening of the U.S. Dollar as compared to the Euro.

Revenue for the first nine months of 2008 from the Banking market increased $10,456 or 14%, compared to the first nine months of 2007 and revenue from the Enterprise Security market increased $4,762, or 34%, in the same period. Growth in both markets for the first nine months was attributable to the same factors noted above for the third quarter of 2008.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue for the three months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	29.9	33.4	29.6	34.5

Gross profit	70.1	66.6	70.4	65.5
Operating costs:
Sales and marketing	22.4	20.8	24.6	21.4
Research and development	7.7	8.5	8.4	7.4
General and administrative	10.9	8.9	11.6	8.2
Amortization of purchased intangible assets	0.3	0.9	0.5	0.8

Total operating costs	41.3	39.1	45.1	37.8

Operating income	28.8	27.5	25.3	27.7
Interest income	0.6	0.6	0.7	0.4
Other income (expense)	(2.0)	(1.0)	(0.5)	(0.4)

Income before income taxes	27.4	27.1	25.5	27.7
Provision for income taxes	4.4	7.6	4.8	7.8

Net income	23.0	19.5	20.7	19.9

Gross Profit

Consolidated gross profit for the quarter ended September 30, 2008 was $27,839, an increase of $7,871, or 39%, from the quarter ended September 30, 2007. Gross profit as a percentage of revenue was 70% for the quarter ended September 30, 2008, as compared to 67% for the quarter ended September 30, 2007. The increase in gross profit as a percentage of revenue for the third quarter of 2008 compared to 2007 is primarily attributable to: (a) the increase in non-hardware revenue as a percentage of total revenue, (b) a favorable change in the product mix of our business with card readers declining as a percentage of total revenue and (c) the strengthening of the Euro compared to the U.S. dollar in 2008 over 2007. Our non-hardware revenue was 23% of total revenue for the third quarter of 2008 and compares to 14% of total revenue for the third quarter of 2007.

Consolidated gross profit for the nine months ended September 30, 2008 was $73,281, an increase of $15,096, or 26%, from the comparable period in 2007. Gross profit as a percentage of revenue was 70% for the first nine months of 2008, as compared to 66% for the comparable period in 2007. In addition to the factors noted above, the increase in Enterprise Security revenue as a percentage of total revenue also helped increase gross profit as a percentage of revenue in 2008 compared to 2007. Our non-hardware revenue was 23% of total revenue for the first nine months of 2008 and compares to 14% of total revenue for the first nine months of 2007.

The majority of our inventory purchases are denominated in U.S. Dollars. Also, as previously noted, our sales are denominated in various currencies including the Euro and Australian dollar. As the U.S. Dollar has weakened, when compared to the Euro and Australian Dollar in the same periods in the prior year, revenue from sales made in Euros and Australian Dollars increased, as measured in U.S. Dollars, without the corresponding increase in cost of goods sold. The impact from changes in currency rates as noted above are estimated to have increased revenue by approximately $1,775 and $5,821 for the quarter and nine months ended September 30, 2008, respectively. Had the currency rates in 2008 been equal to the rates in 2007, the gross profit rate would have been approximately 1.4 percentage points and 1.7 percentage points lower for the three and nine months ended September 30, 2008, respectively.

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

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended September 30, 2008 were $8,878, an increase of $2,632, or 42%, from the third quarter of 2007. This increase in sales and marketing expenses is primarily related to increased investment in sales staff and the cost associated with the opening of the sales offices in Brazil, Japan and India and the impact of a weaker U.S. Dollar compared to the Euro. The average full-time sales and marketing employee headcount was 158 in the third quarter of 2008, compared to 120 in the third quarter of 2007.

Consolidated sales and marketing expenses for the nine months ended September 30, 2008, were $25,615, an increase of $6,620, or 35%, from the same period of 2007. In addition to the items noted above, the increase in expense also reflected higher non-cash compensation and higher travel expenses. Average full-time sales and marketing employee headcount in the first nine months of 2008 was 148, compared to 111 in the first nine months of 2007.

Research and Development Expenses

Consolidated research and development expenses for the quarter ended September 30, 2008, were $3,056, an increase of $503, or 20%, from the third quarter of 2007. This increase was primarily due to increased headcount and the weaker U.S. Dollar compared to the Euro and Australian Dollar. Average full-time research and development employee headcount in the third quarter of 2008 was 80, compared to 70 in the third quarter of 2007.

Consolidated research and development costs for the nine months ended September 30, 2008, were $8,712, an increase of $2,160, or 33%, from the same period of 2007. This increase was related to the same factors noted above for the third quarter of 2008. Average full-time research and development employee headcount for the first nine months in 2008 was 77, compared to 68 in the same period of 2007.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended September 30, 2008, were $4,344, an increase of $1,678, or 63%, from the third quarter of 2007. This increase was primarily due to increased headcount, non-cash compensation, professional fees, travel expenses, recruiting costs and the weaker U.S. Dollar compared to the Euro. Average full-time general and administrative employee headcount in the third quarter of 2008 was 42, compared to 26 in the third quarter of 2007.

Consolidated general and administrative expenses for the nine months ended September 30, 2008, were $12,109, an increase of $4,807, or 66%, from the same period of 2007. This increase was due to the same factors as noted for the third quarter. Average full-time general and administrative employee headcount for the first nine months in 2008 was 37 compared to 25 in the same period of 2007.

Amortization of Intangible Assets

Amortization of intangible assets for the third quarter and the first nine months of 2008 decreased $128 and $243, respectively, over the comparable periods in 2007. The decrease in amortization expense for both periods reflect the fact that the intangible assets related to our acquisition of Identikey Ltd. in March 2001 were fully amortized earlier in 2008.

Interest Income

Consolidated net interest income was $227 in the third quarter of 2008 as compared to income of $192 in the third quarter of 2007. For the nine months ended September 30, 2008, interest income was $761 compared to $330 for the same period of 2007. The increase in interest income is primarily attributable to income on higher average invested cash balances.

Other Income (Expense), Net

Other income (expense) primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our export business in those countries and other miscellaneous non-operational, non-recurring expenses. Other expense for the third quarter of 2008 was $789 and compares to other expense of $289 for the third quarter of 2007. Exchange losses of $836 in the third quarter of 2008 compare to exchange losses of $296 in the third quarter of 2007.

Other expense for the first nine months of 2008 was $571 compared to other expense of $334 in the first nine months of 2007. Exchange losses of $751 in the first nine months of 2008 compare to exchange losses of $540 for the same period 2007.

Income Taxes

Income tax expense for the third quarter of 2008 was $1,754, a decrease of $530 from the third quarter of 2007. The decrease in tax expense is attributable to a lower effective tax rate. The effective tax rate was 16% for the third quarter of 2008 and compares to 28% for the third quarter of 2007. The tax rate in the third quarter of 2008 benefited from a reduction in our estimate of our full-year tax rate. We reduced our estimated full-year tax rate from 21% at the end of the second quarter of 2008 to 19% at the end of the third quarter of 2008.

Income tax expense for the first nine months of 2008 was $5,038, a decrease of $1,842 from the same period in 2007. The effective tax rate was 19% for the first nine months of 2008 and compares to 28% for the first nine months of 2007. The decrease in tax expense reflects the lower effective tax rate, partly offset by higher pre-tax income.

The effective tax rate for both periods reflects our estimate of our full-year tax rate at the end of each respective period. The reduction in the tax rate is primarily attributable to the benefits expected from the new strategy implemented in 2007 related to the company’s ownership of its intellectual properties.

At December 31, 2007, we had U.S. net operating loss carryforwards of $27,585. A valuation allowance has been provided to offset the future tax benefits because we have not determined that their realization is more likely than not. Of this amount, $21,299 may reduce future tax expense if the valuation reserve is released. The remainder represents tax deductions for employee stock option gains which would be credited to paid-in capital. The U.S. loss carryforwards include $500 which expire in 2012 and the remaining $27,085 expire in varying amounts beginning in 2018 and continuing through 2027. In addition, if certain substantial changes in the company’s ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized.

At December 31, 2007, we also had foreign loss carryforwards of $7,656. The foreign loss carryforwards have no expiration dates. A valuation allowance has been provided to offset most of the future tax benefits because we have not determined that their realization is more likely than not. Included in the foreign loss carryforwards amount is $2,950 of tax losses acquired in the acquisition of Logico. Utilization of these loss carryforwards would not reduce future tax expense, but would reduce deferred tax assets or goodwill created in the acquisition. Goodwill for the Logico acquisition was reduced by $85 in 2007.

Liquidity and Capital Resources

Our net cash balance was $50,695 at September 30, 2008, an increase of $8,619, or 20%, from $42,076 at June 30, 2008, and an increase of $11,862, or 31%, from $38,833 at December 31, 2007. The increase in cash from June 30, 2008 and December 31, 2007 was primarily related to positive earnings before interest, taxes, depreciation and amortization (EBITDA).

At September 30, 2008, we had working capital of $73,775, an increase of $6,912, or 10%, from $66,863 reported at June 30, 2008, and an increase of $21,337, or 41%, from $52,438 at December 31, 2007. The increase in working capital was primarily related to positive EBITDA.

Days sales outstanding (DSO) in net accounts receivable decreased to 69 days at September 30, 2008, from 83 days at June 30, 2008 and from 76 days at December 31, 2007. The changes in DSO were primarily related to the timing of when sales were made in each quarter.

EBITDA from continuing operations for the three and nine months ended September 30, 2008, and 2007 were $11,474 and $28,392, respectively, and reflect increases of $2,731, or 31%, and $1,888, or 7%, over amounts for the same periods of the prior year. A reconciliation of EBITDA to net income for the three and nine month periods ended September 30, 2008, and 2007 follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands, unaudited)		(in thousands, unaudited)
EBITDA	$11,474	$8,743	$28,392	$26,504
Interest income, net	227	192	761	330
Provision for income taxes	(1,754)	(2,284)	(5,038)	(6,880)
Depreciation and amortization	(824)	(779)	(2,636)	(2,263)

Net income	$9,123	$5,872	$21,479	$17,691

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

At September 30, 2008, we had a line of credit with Fortis Bank wherein we could borrow up to 5,000 Euros (or the U.S. Dollar or Swiss Franc equivalent). We had no borrowings under the line outstanding at September 30, 2008. Based on receivable balances as of September 30, 2008, we had the full amount of the line of credit available to us for borrowing at September 30, 2008.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the nine months ended September 30, 2008. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December  31, 2007.

Item 4. Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q and in other reports required to be filed under the Securities Exchange Act of 1934, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission for such filings. As required by Rule 13a-15(b) under the Exchange Act, our management, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2008. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the other members of our management, have determined that as of September 30, 2008, the disclosure controls and procedures were and are effective as designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act relating to us and our consolidated subsidiaries would be accumulated and communicated to them, as appropriate, to allow timely disclosures regarding required disclosures.

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2008.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2008

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2008.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2008.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown
Clifford K. Bown
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2008.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2008.

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2008.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2008.