Form 10-K
period 2008-12-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2009-03-13
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Large accelerated filer              Accelerated filer      X        Non-accelerated filer              Smaller reporting company

                                             (do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes                No      X

As of June 30, 2008, the aggregate market value of voting and non-voting common equity (based upon the last sale price of the common stock as reported on the Nasdaq Stock Market on June 30, 2008) held by non-affiliates of the registrant was $294,183,813 at $10.53 per share.

As of February 28, 2009, there were 37,487,832 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

This report contains the following trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, DIGIPASS, VACMAN, aXsGUARD and IDENTIKEY.

Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 concerning, among other things, the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and the anticipated future growth in certain markets in which we currently market and sell our products or anticipate selling and marketing our products in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect”, “believe”, “will”, “anticipate”, “emerging”, “intend”, “plan”, “could”, “may”, “estimate”, “should”, “objective” and “goal” and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors have been described in greater detail in this Annual Report on Form 10-K and include, but are not limited to, (a) risks of general market conditions, including currency fluctuations and the unprecedented uncertainties resulting from the current turmoil in world economic and financial markets, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, and changing government regulations, and (c) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements.

PART I

Item 1 - Business

VASCO Data Security International, Inc. was incorporated in the State of Delaware in 1997 and is the successor to VASCO Corp., a Delaware corporation. Our principal executive offices are located at 1901 South Meyers Road, Suite 210, Oakbrook Terrace, Illinois 60181; the telephone number at that address is (630)932-8844. Our international headquarters in Europe is located at World-Wide Business Center, Balz-Zimmermannstrasse 7, CH-8152, Glattbrugg, Switzerland; the phone number at this location is 41(0)43 813 3500. Our principal operations offices in Europe are located at Koningin Astridlaan 164, B-1780 Wemmel, Belgium and the telephone number at that address is 32(0)2 609 9700. Unless otherwise noted, references in this Annual Report on Form 10-K to “VASCO”, “company”, “we”, “our”, and “us” refer to VASCO Data Security International, Inc. and its subsidiaries.

Additional information on the company, our products and our results, including the company’s annual report on Form 10-K, quarterly reports on our Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with the Securities and Exchange Commission (SEC) are available, free of charge, on our website at http://www.vasco.com. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our reports are filed electronically with the SEC and are also available on the SEC’s website (http://www.sec.gov).

General

We, through our operating subsidiaries, design, develop, market and support open standards-based hardware and software security systems that manage and secure access to information assets. We design, develop, market and support patented “Strong User Authentication” and “PKI” (Public Key Infrastructure) products and services for e-business and e-commerce. Our products enable secure financial transactions to be made over private enterprise networks and public networks, such as the Internet. Our Strong User Authentication is delivered via our hardware and software DIGIPASS security products, (collectively “DIGIPASSES”) most of which incorporate an electronic signature capability, which further protects the integrity of electronic transactions and data transmissions. Some of our DIGIPASSES are compliant with the Europay MasterCard Visa (EMV) standard and are compatible with MasterCard’s and VISA’s Chip Authentication Program (CAP). Some of our DIGIPASS units are OATH (Initiative for Open Authentication) compliant.

The backbone of our product range is VACMAN Controller. VACMAN Controller has been extended to support multiple authentication technologies, including passwords, dynamic password technology (DIGIPASS), certificates and biometrics, on one unique platform. Our strategy is to be the full option, all-terrain authentication company.

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

•

DIGIPASS PLUS: Authentication services combining all VASCO products and solutions in an outsourced service offering. VASCO also offers related services under the DIGIPASS PLUS label, such as Fraud Detection and Analysis and VASCO Video Training.

Our target markets are the applications and their several hundred million users that utilize fixed passwords as security. Our event and time-based system generates “one-time” passwords that change with every use and electronic signatures that protect transactions. As a result, when compared to fixed passwords, it substantially reduces the risks of unauthorized access to the application and of the hijacking of financial or other data transfers over the Internet.

Our security solutions are sold worldwide through our direct sales force, as well as through distributors, resellers and systems integrators. We currently have over 8,000 customers, including more than 1,200 financial institutions, in more than 110 countries. Representative customers of our products include HSBC, Rabobank Nederland, ING Bank, Fortis Bank, Wachovia, Daimler Chrysler, VeriSign and CoStar Group. New accounts added in each of the past three fiscal years is as follows:

	2008	2007	2006
Banking	249	379	233
Enterprise Security	1,578	2,130	1,320

Total	1,827	2,509	1,553

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

In 2006, we acquired all of the shares of Logico Smart Card Solutions GmbH and its subsidiary, Logico Vertriebs GmbH, an authentication specialist located in Austria, with extensive experience in smart card operating systems.

In 2006, we also acquired the stock of Able NV, (Able), a Unified Threat Management (UTM) specialist located in Mechelen, Belgium. Able’s key product is the aXs GUARD appliance, which combines 21 different applications for Internet security, including DIGIPASS strong user authentication, virtual private networks (VPN), firewall, anti-virus, hacker detection, statistics reporting, content scanning and more. The cost of the Able acquisition was approximately $6.3 million in cash.

In December 2006, we opened our international headquarters in Zurich, Switzerland. In August 2007, we established a wholly-owned sales subsidiary in Brazil, and in December 2007, we established a wholly-owned sales subsidiary in Japan. In 2008, we established a wholly-owned sales subsidiary in Mumbai, India.

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

Individual User Security. In addition to the need for enterprise-wide security, the proliferation of personal computers, personal digital assistants and mobile telephones in both home and office settings, combined with widespread access to the Internet, have created significant opportunities for electronic commerce by individual users, such as electronic bill payment, home banking and home shopping.

Fueled by well-publicized incidents, including misappropriation of credit card information and denial of service attacks, there is a growing perception among many consumers that there is a risk involved in transmitting information via the Internet. These incidents and this perception may hamper the development of consumer-based electronic commerce. Accordingly, we believe that electronic commerce will benefit from the implementation of improved security measures that accurately identify users and reliably encrypt data transmissions over the Internet. To minimize losses due to misappropriate of credit card information, many banks in European countries have issued smart cards (credit cards with a micro-chip) that are compliant with the EMV standard.

Several governments worldwide have recognized the risk associated with using fixed passwords for Internet applications and have issued specific rules requiring two-factor authentication for online banking security. We expect that trend to continue and that governments in many countries will prepare similar guidance and/or rules in order to protect their citizens’ online assets.

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

Our Solution

We have found that, to date, most approaches to network security, including Internet security, have been limited in scope and have failed to address all of the critical aspects of data security. We believe that an effective enterprise-wide solution must address and assimilate issues relating to the following:

•	Speed and ease of implementation, use and administration;

•	Reliability;

•	Interoperability within diverse enterprise environments, existing customer applications and the security infrastructure;

•	Scalability; and

•	Overall cost of ownership.

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

As a result of this approach, we believe that we are a leading provider of strong software and hardware authentication security and electronic signature (“e-signature”) solutions for all types of on-line, risk-based transactions.

Our Strategy

We believe that we have one of the most complete lines of security products and services for strong user authentication and e-signatures available in the market today. We also believe that we can demonstrate to an increasing number of distributors, resellers and systems integrators that they can more effectively differentiate themselves in their marketplaces and increase the value of their products by incorporating our security products into their own products. On a broad basis, our strategy is to:

•	Continue our “full-option” strategy by offering the financial services sector the full array of authentication products and services;

•

Expand our penetration in new markets (“all-terrain” strategy) by taking the products offered in the financial services sector to other markets including, but not limited to, business enterprises and other vertical markets that center around core applications that are similar to the way that the financial services market operates e-commerce applications and e-government applications; and

•	Strengthen our position in markets other than financial services by developing and offering application or market-specific authentication products and services.

Increase Sales and Marketing Efforts in Our Most Productive Markets. In response to the current economic conditions, we intend to focus our sales and marketing efforts in our established European markets and South-East Asian markets as well as in the growing financial markets of Brazil, Russia, India and China. Also during this period of economic uncertainty, we will focus on fully integrating the staff we hired in 2008 in order to maximize productivity rather than increasing our investment in such staff. We also plan to increase the number of our marketing events, such as banking summits, enterprise security and application security events. We also plan to open new offices in the world’s leading business hubs following a three-step strategy:

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

The main authentication tool in a VACMAN Middleware enabled infrastructure remains the Active Directory service. The storage of the Digipass related data is linked with the users in the Active Directory. As a result, a scalable approach is achieved and an optimal support is provided for multiple domains and delegated administration. VACMAN Middleware supports Open DataBase Connectivity

(ODBC) compliant databases, such as Oracle 9iTM, Microsoft® SQL server 2000 and 2005, IBM DB2 8.1, Sybase® Adaptive Server Anywhere 9.0 and PostgreSQL 8.0 and 8.1. VACMAN Middleware is delivered with PostgreSQL update database release versions.

The audit console monitors incoming and outgoing RADIUS (Remote Authentication Dial-in User Service) and web traffic (or any other events) on the VACMAN Middleware server. The audit console presents all the statistical information needed to manage remote access environments including:

•	connection period

•	number of information messages

•	warnings

•	errors and fatal errors

VACMAN Middleware uses a non-intrusive method of enabling DIGIPASS authentication, eliminating hardware and software conflicts; VACMAN Middleware is placed between the Network Access Server and the existing RADIUS server – without affecting the performance of either.

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

Other technologies such as paper based authentication (TAN lists) and PKI-enabled products are successfully created in the DIGIPASS family, always based on the same back-end VACMAN core technology.

DIGIPASS technology also combines the benefits of traditional password authenticators (authentication and digital signatures) with smart card readers. Together, they bring portability to smart cards and allow secure time-based algorithms.

Finally, the DIGIPASS technology is also available in a web browser based version. DIGIPASS for Web is the ideal product to replace a password-based security or paper-based authentication system with a security system using strong authentication, to achieve a higher security level. DIGIPASS for Web supports user authentication, transaction signing and document signing. No software installation is required on the end-user’s PC.

A VASCO-secured system has the features needed to secure both today’s and tomorrow’s IT resources.

DIGIPASS at Work

Our core authentication product, VACMAN Controller, supports all existing authentication technologies, products and services on one unique platform. This allows us to go to market with a very flexible, “full option” authentication offering. Our customers can choose which type of client authentication product they offer to their different end user segments.

Currently, our products are used in a wide variety of applications, the largest of which is banking. Banking applications include:

•	Corporate banking through direct dial-up, as well as over the Internet, and

•

Retail banking to secure transactions made through the use of a dial-up connection with a personal computer, the traditional phone system, the Internet, wireless phones and other communication devices such as personal digital assistants.

Another significant application for our products is to secure access to corporate networks for home-based, traveling and other remote users. DIGIPASSES are increasingly being used in a variety of e-commerce applications where the user is part of a pre-defined user group. Finally, VASCO’s product lines are breaking through in a number of new, end-user-facing verticals, such as e-gaming. We intend to expand the use of the DIGIPASS to other groups of users and applications, including electronic commerce transactions directed at the general public.

Intellectual Property and Proprietary Rights and Licenses

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as employee and third-party non-disclosure agreements to protect our proprietary rights. In particular, we hold several patents in the U.S. and in other countries, which cover multiple aspects of our technology. These patents expire between 2010 and 2022. We do not believe that the expiration of patents in 2010 will affect business, profitability or increase competition. In addition to the issued patents, we also have several patents pending in the U.S., Europe and other countries. The majority of our issued and pending patents cover our DIGIPASS family. We believe these patents to be valuable property rights and we rely on the strength of our patents and on trade secret law to protect our intellectual property rights. To the extent that we believe our patents are being infringed upon, we intend to assert vigorously our patent protection rights, including but not limited to, pursuing all available legal remedies.

Research and Development

Our research and development efforts historically have been, and will continue to be, concentrated on product enhancement, new technology development and related new product introductions. We employ a team of full-time engineers and, from time to time, also engage independent engineering firms to conduct non-strategic research and development efforts on our behalf. We recorded $11.6, $9.4 and $5.5 million for fiscal years ended December 31, 2008, 2007, and 2006, respectively, on company-sponsored research and development.

Production

Our security hardware DIGIPASSES are manufactured by third party manufacturers pursuant to purchase orders that we issue. Our hardware DIGIPASSES are made primarily from commercially available electronic components that are purchased globally. Our software products, including software versions of our DIGIPASSES are produced in-house.

Hardware DIGIPASSES utilize commercially available programmable microprocessors, or chips. We use a limited number of microprocessors, made by Samsung, for the various hardware products we produce. The Samsung microprocessors are purchased from Samsung Semiconductor in Germany. The microprocessors are the only components of our security authenticators that are not commodity items readily available on the open market.

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

Competition

The market for computer and network security solutions is very competitive and, like most technology-driven markets, is subject to rapid change and constantly evolving products and services. Our main competitor is RSA Security, a subsidiary of EMC Corporation. Additional competitors are ActivIdentity, Xiring, Todos Data Systems and Kobil Systems. There are many other companies such as SafeNet, Entrust, and Aladdin Knowledge Systems that offer authentication hardware, software and services that range from simple locking mechanisms to sophisticated encryption technologies. We believe that competition in this market is likely to intensify as a result of increasing demand for security products.

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

Some of our present and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do, and as a result, may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of products, or to deliver competitive products at a lower end-user price. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. It is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Accordingly, we have forged, and will continue to forge, our own partnerships to offer a broader range of products and capabilities to the market.

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

Sales and Marketing

Our security solutions are sold through our direct sales force, as well as through 70 distributors, their reseller networks and systems integrators. A sales staff of 95 coordinates our sales activity through both our sales channels and our strategic partners’ sales channels and makes direct sales calls either alone or with sales personnel of vendors of computer systems. Our sales staff also provides product education seminars to sales and technical personnel of vendors and distributors with whom we have working relationships and to potential end-users of our products.

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

Customers and Markets

Customers for our products include some of the world’s most recognized names: HSBC, Rabobank, ING Bank, Fortis Bank, Wachovia, Daimler Chrysler, and VeriSign. In 2008, we announced numerous new customers around the world including, but not limited to, Mizuho Bank (Japan), Intesa Sanpaolo (Italy), Blizzard (U.S.), and HSBC Argentina.

Our top 10 customers contributed 44%, 45% and 49%, in 2008, 2007 and 2006, respectively, of total worldwide revenue. There were no customers that accounted for more than 10% of our revenue in 2008 or in 2007. Sales to HSBC exceeded 10% of our total revenue in 2006.

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

We also experience seasonality in our business. Historically, these seasonal trends are most notable in the summer months, particularly in Europe, when many businesses defer purchase decisions; however, given the relatively small size of our business, the timing of any one or more large orders may temper or offset this seasonality.

We organize our sales group and report our results in two vertical markets:

•	Banking and Financial Institutions: Our traditional stronghold where we believe that there are substantial opportunities for future growth.

•	Enterprise Security: Our second market that has grown into a robust source of revenue and includes:

-

Various corporations for network and remote access: We have enjoyed growing success in this market and have developed new products that we believe will allow us to compete more effectively for both SME (small and medium enterprises) as well as large corporations.

-

Other application-specific markets: Our products are being used in more than 50 different applications and we believe that we will be able to identify and leverage our knowledge with those applications to increase our penetration in the more promising markets.

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

Backlog

Our backlog at December 31, 2008 was approximately $29.1 million compared to $39.6 million at December 31, 2007. We anticipate that substantially all of the backlog at the end of 2008 will be shipped in 2009. We do not believe that the specific amount of backlog at any point in time is indicative of the trends in our markets or the expected results of our business. Given the relatively small size of our business and the large size of potential orders, the backlog number can change significantly with the receipt of a new order or modification of an existing order, for example, shipment timing.

Financial Information Relating to Foreign and Domestic Operations

For financial information regarding VASCO, see our Consolidated Financial Statements and the related Notes, which are included in this Annual Report on Form 10-K. We have a single reportable segment for all our products and operations. See Note 13 in the Notes to Consolidated Financial Statements for a breakdown of revenue and long-lived assets between U.S. and foreign operations.

Employees

As of December 31, 2008, we had 310 full time employees. Of these, 37 were located in the U.S., 229 in EMEA (Europe, the Middle East and Africa), 17 in the Asia Pacific Rim countries and 27 in other countries, including Australia, Latin America, India and Central Asia. Of the total, 174 were involved in sales, marketing and customer support, 89 in research and development and 47 in general and administration.

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

Risks Related to Our Business

The worldwide recession and credit crisis have impacted our business.

The company’s business was negatively affected in 2008 by a recession in many of the countries in which we do business and a credit crisis impacting banks in some of our markets. The current tightening of credit in financial markets and the general economic downturn may adversely affect the ability of our customers, suppliers, outsource manufacturer and channel partners (e.g., distributors and resellers) to obtain the financing they need to make purchases from us or perform their obligations under agreements with us or even continue their operations. The tightening and decreased cash availability could also result in (a) an increase in cancellation of orders for our products and services and/or a decrease in demand for our products and services, (b) an inability to collect our accounts receivable on a timely basis, which may result in additional reserves for uncollectible accounts receivable and (c) in the event of the contraction of our sales, dated inventory, which could result in a need for additional obsolescence reserves, each of which, individually or in aggregate, could cause our actual results to differ materially from our current expectations. We believe that some transactions were delayed in 2008 into 2009, but ultimately, some transactions could be delayed indefinitely. Our banking business was impacted the most, but new accounts in banking and Enterprise Security both slowed in 2008.

We are unable to predict the duration and severity of the current economic downturn and disruption in financial markets or their effects on our business and results of operations, but the consequences may be materially adverse and more severe than other recent economic slowdowns.

The current worldwide economic conditions may affect our liquidity and capital resources.

While we believe that our financial resources and current borrowing arrangements are adequate to meet our operating needs, we anticipate that the difficult current economic conditions that exist on a worldwide basis today may require us to modify our business plans. In the current economic environment there is an increased risk that customers may delay their orders until the economic conditions stabilize or improve. If a significant number of orders are delayed for an indefinite period of time, our revenue and cash receipts may not be sufficient to meet the operating needs of the business. If this is the case, we may need to borrow against our credit line (if it is still available to us), significantly reduce our workforce, sell certain of our assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenue and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions.

We have a long operating history, but only a small accumulated profit.

Although we have reported net income of $24.3 million, $20.1 million and $12.6 million for the years ended December 31, 2008, 2007, and 2006 , respectively, our retained earnings was only $24.9 million at December 31, 2008. Over our eighteen-year operating history, we have operated at a loss for many of those years. In the current environment of worldwide recession and credit crisis related to banks in the selected markets, it may be difficult for us to sustain our recent levels of profitability.

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

A typical sales cycle in the Banking market is often six months or more. Larger Banking transactions may take up to 18 months or more. Purchasing decisions for our products and systems may be subject to delays due to many factors that are not within our control, such as:

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

Historically, a major portion of our business is scheduled by our customers under purchase orders (POs) which call for multiple shipments over the course of 12 months. Typically, these are firm orders with specific requests for shipments on specified dates. Occasionally, a customer may request that a shipment be accelerated and delivered earlier than scheduled or, conversely, delayed and delivered later than originally scheduled, or in rare cases, cancelled. The result is that a quarter’s results may be impacted positively or negatively when such rescheduling takes place. In addition, in the current environment of worldwide recession, many of our customers are being more conservative with their purchase orders by reducing the quantities ordered and time periods covered. Thus, our quarterly results may be irregular from quarter to quarter.

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

The market for computer and network security products is highly competitive. Our competitors include organizations that provide computer and network security products based upon approaches similar to and different from those that we employ, such as RSA Security (a subsidiary of EMC Corporation), Aladdin Knowledge Systems, SafeNet, ActivIdentity, Xiring, Todos Data Systems, Entrust and Kobil Systems. Many of our competitors have significantly greater financial, marketing, technical and other competitive resources than we do. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products.

A decrease of average selling prices for our products and services could adversely affect our business.

The average selling prices for our solution offerings may decline as a result of competitive pricing pressures or a change in our mix of products, software and services. In addition, competition continues to increase in the market segments in which we participate and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Furthermore, we anticipate that the average selling prices and gross profits for our products will decrease over product life cycles. To sell our products and services at higher prices, we must continue to develop and introduce new products and services that incorporate new technologies or increased functionality. If we experience pricing pressures or fail to develop new products, our revenue and gross margins could decline, which could harm our business, financial condition and results of operations.

We may need additional capital in the future and our failure to obtain capital would interfere with our growth strategy.

Our ability to obtain financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, defer our product development activities, or delay the introduction of new products. Despite our strong cash position, if needed, we have a five million Euro or the equivalent in U.S. Dollars or Swiss Francs credit line in place. This line of credit, however; can be terminated with 14 days advance notice by either party in their sole discretion.

We experience variations in quarterly operating results and sales are subject to seasonality, both of which may result in a volatile stock price.

In the future, as in the past, our quarterly operating results may vary significantly, resulting in a volatile stock price. Factors affecting our operating results include:

•	The level of competition;

•	The size, timing, cancellation or rescheduling of significant orders;

•	New product announcements or introductions by competitors;

•	Technological changes in the market for data security products including the adoption of new technologies and standards;

•	Changes in pricing by competitors;

•	Our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;

•	Component costs and availability;

•	Our success in expanding our sales and marketing programs;

•	Market acceptance of new products and product enhancements;

•	Changes in foreign currency exchange rates; and

•	General economic conditions, including the current worldwide recession and turmoil in worldwide financial markets.

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

The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, including the following:

•	Actual or anticipated fluctuations in our quarterly or annual operating results;

•	Differences between actual operating results and results estimated by analysts that follow our stock and provide estimates of our results to the market;

•	Differences between guidance relative to financial results, if given, and actual results;

•	Changes in market valuations of other technology companies;

•	Announcements by us or our competitors of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Additions or departures of key personnel;

•	Future sales of common stock;

•	Trading volume fluctuations; and

•	Reactions by investors to the world current turmoil in the world economy and financial markets.

A small group of persons control a substantial amount of our common stock and could delay or prevent a change of control.

Our Board of Directors, our officers and their immediate families and related entities beneficially own approximately 27%, with Mr. T. Kendall Hunt beneficially owning approximately 25%, of the outstanding shares of our common stock. As the Chairman of the Board of Directors, Chief Executive Officer and our largest stockholder, Mr. Hunt may exercise substantial control over our future direction and operation and such concentration of control may have the effect of discouraging, delaying or preventing a change in control and may also have an adverse effect on the market price of our common stock.

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

We do not believe that we have created any modifications or derivative works to, an extended version of, or works based on, any open-source software programs referenced above. We include instructions to users on how to obtain copies of the relevant open-source code and licenses.

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

We hold several patents in the United States and in other countries, which cover multiple aspects of our technology. The majority of our patents cover the DIGIPASS product line. These patents expire between 2010 and 2022. In addition to the issued patents, we also have several patents pending in the United States, Europe and other countries. There can be no assurance that we will continue to develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties, or that patents of others will not hinder our competitive advantage. Although certain of our security token technologies are patented, there are other organizations that offer token-type password generators incorporating challenge-response or response-only approaches that employ different technological solutions and compete with us for market share.

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

In 2008 , approximately 94% of our revenue and approximately 74% of our operating expenses were generated/incurred outside of the U.S. In 2007, approximately 92% of our revenue and approximately 76% of our operating expenses were generated/incurred outside of the U.S. A severe economic decline in any of our major foreign markets could adversely affect our results of operations and financial condition.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

Our corporate headquarters is located in Oakbrook Terrace, Illinois, and our U.S. sales office is located in Westborough, Massachusetts.

Our international headquarters is in Zurich, Switzerland. Our European operational headquarters, which includes sales and marketing, research and development and support facilities are located in a suburb of Brussels, Belgium. Our logistics facility is located in Mollem, Belgium. We also have a sales and research and development facility in the Netherlands; as well as operations facilities in Mechelen, Belgium. We also have research and development facilities in Bordeaux, France and Vienna, Austria.

We occupy two locations in Australia. In Brisbane, we have an administrative and research and development facility. Our Australian sales office is located in Sydney.

In the Asia/Pacific region we currently occupy three sales offices. These offices are located in Singapore; Shanghai, China and Tokyo, Japan.

We also have a sales office in Mumbai, India and Sao Paulo, Brazil, as well as several other regional sales offices located in the U.K., Mexico, Russia, and Germany.

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

Item 4 - Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2008, through solicitation of proxies or otherwise.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001 per share, trades on the NASDAQ Stock Market under the symbol VDSI.

The following table sets forth the range of high and low closing prices of our common stock on the NASDAQ Stock Market for the past two years.

2008	High	Low
Fourth quarter	$11.66	$6.64
Third quarter	14.14	10.00
Second quarter	14.81	9.71
First quarter	27.48	10.43

2007
Fourth quarter	$44.25	$19.31
Third quarter	37.46	21.42
Second quarter	23.88	16.95
First quarter	19.50	11.71

On February 26, 2009, there were 80 registered holders and approximately 23,000 street name holders of the company’s common stock.

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

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

None

Stock Performance Graph

The Stock Performance Graph below compares the cumulative total return through December 31, 2008, assuming reinvestment of dividends, by an investor who invested $100.00 on December 31, 2003, in each of (i) our common stock, (ii) the Russell 2000 index, (iii) the Standard Industrial Code Index 3577 – Computer Peripheral Equipment, NEC and (iv) a comparable industry (the peer group) index selected by the company. The peer group for this purpose consists of: ActivIdentity Corp., Secure Computing Corp., Entrust Inc., and Aladdin Knowledge Systems Ltd. Secure Computing Corporation (SCUR) is included through November of 2008, at which time it was acquired and ceased trading. Secure Computing will not be included in our Peer Group next year. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	Dec-2003	Dec-2004	Dec-2005	Dec-2006	Dec-2007	Dec-2008
VASCO Data Security International Inc.	$100	$283	$421	$506	$1,193	$441
Russell 2000 Index	100	117	121	141	138	90
3577—Computer Peripheral Equipment, NEC [3577]	100	106	102	119	103	49
Peer Group Only	100	95	82	72	78	39

Item 6 - Selected Financial Data (in thousands, except per share data)

	Year ended December 31,
	2008	2007	2006	2005		2004
			(1)	(2)
Statements of Operations Data:
Revenue	$132,977	$119,980	$76,062	$54,579		$29,893
Operating income from continuing operations	28,137	30,893	18,942	10,953	(3)	5,552	(3)
Net income from continuing operations	24,291	20,963	12,587	7,701		3,253
Net income available to common stockholders	24,291	20,963	12,587	7,687	(4)	3,021	(4)
Diluted income from continuing operations per common share	$0.64	$0.55	$0.33	$0.21	(4)	$0.09	(4)

Balance Sheet Data:
Cash and equivalents	$57,714	$38,833	$14,768	$16,962		$8,138
Working capital	75,930	52,438	22,058	16,325		9,995
Total assets	127,950	100,676	62,646	41,505		20,250
Long term obligations	2,694	2,658	1,178	256		152
Total stockholders’s equity	95,284	71,539	42,206	25,395		13,031
Cash dividends declared per common share	—	—	—	—		—

(1)	Includes the results of Logico Smartcard Solutions GmbH, acquired May 11, 2006, and Able NV, acquired October 25, 2006.
(2)	Includes the results of AOS-Hagenuk B.V., acquired on February 4, 2005.
(3)	Includes restructuring recovery of $172 in 2005 and $32 in 2004.
(4)	Includes the impact of preferred stock dividends of $14 in 2005 and $232 in 2004.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 concerning, among other things, the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and the anticipated future growth in certain markets in which we currently market and sell our products or anticipate selling and marketing our products in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect”, “believe”, “will”, “anticipate”, “emerging”, “intend”, “plan”, “could”, “may”, “estimate”, “should”, “objective” and “goal” and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors have been described in greater detail in this Annual Report on Form 10-K and include, but are not limited to, (a) risks of general market conditions, including currency fluctuations and the unprecedented uncertainties resulting from the current turmoil in world economic and financial markets, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, and changing government regulations, and (c) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements.

General

The following discussion is based upon our consolidated results of operations for the years ended December 31, 2008, 2007 and 2006 (percentages in the discussion are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We design, develop, market and support open standards-based hardware and software security systems that manage and secure access to information assets. We also design, develop, market and support patented Strong User Authentication products and services for e-business and e-commerce. Our products enable secure financial transactions to be made over private enterprise networks and public networks, such as the Internet. Our Strong User Authentication is delivered via our hardware and software DIGIPASS security products (collectively DIGIPASSES), most of which incorporate an electronic signature capability, which further protects the integrity of electronic transactions and data transmissions. Some of our DIGIPASSES are compliant with the Europay MasterCard Visa (EMV) standard and are compatible with MasterCard’s and VISA’s Chip Authentication Program (CAP). Some of our DIGIPASS units comply with the Initiative for Open Authentication (OATH). As evidenced by our current customer base, our products are purchased by companies and, depending on the business application, are distributed to either their employees or their customers. Those customers may be other businesses or, as an example in the case of Internet banking, our customer banks’ corporate and retail customers.

Our target market is any business process that uses some form of electronic interface, particularly the Internet, where the owner of that process is at risk if unauthorized users can gain access to its process and either obtain proprietary information or execute transactions that are not authorized. Our products can not only increase the security associated with accessing the business process, thereby reducing the losses from unauthorized access, but also, in many cases, can reduce the cost of the process itself by automating activities that were previously performed manually.

Industry Growth: We believe that, while there are no accurate measurements of the total industry’s size, the industry growth rate is increasing and will continue to grow at a significant rate into the foreseeable future. Growth is being driven by new government regulations, growing awareness of the impact of identity theft, and the growth in commerce that is transacted electronically. The issues driving the growth are global issues and the rate of adoption in each country is a function of that country’s culture, the competitive position of businesses operating in those countries, the country’s overall economic conditions and the degree to which businesses and consumers within the country use technology. Given the current turmoil in world economic and financial markets and the worldwide recession, we expect that the industry may not grow in 2009 and may, in fact, decline if the economic conditions do not improve.

Economic Conditions: Our revenue may vary significantly with changes in the economic conditions in the countries in which we currently sell products. With our current concentration of revenue in Europe and specifically in the banking/finance vertical market, significant changes in the economic outlook for the European banking market may have a significant effect on our revenue. As is currently the case, during difficult economic periods, our customers may delay the rollout of existing applications and defer purchase decisions related to the implementation of our product in new applications. We have responded to the current economic conditions by focusing our sales efforts on markets that we believe have the most near-term opportunity and implementing a cost containment initiative, which includes but is not limited to a hiring freeze. We believe that these actions will allow us to remain profitable while not diminishing the value of key investments we have made over the last two years to build a strong infrastructure that will support our long-term growth.

Currency Fluctuations. In 2008, approximately 94% of our revenue and approximately 74% of our operating expenses were generated/incurred outside of the U.S. In 2007, approximately 92% of our revenue and approximately 76% of our operating expenses were generated/incurred outside of the U.S. As a result, changes in currency exchange rates, especially the Euro to U.S. Dollar, can have a significant impact on revenue and expenses. To minimize the net impact of currency on operating earnings, we attempt to denominate an amount of billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency. If our revenue in Europe continues as it is now or grows, however, we do not expect that we will be able to balance fully the exposures of currency exchange rates on revenue and operating expenses. In periods in which the U.S. Dollar is weakening, we expect that our operating earnings will increase as a result of the change in currency exchange rates. Conversely, in periods in which the U.S. Dollar is strengthening, we expect that our operating earnings will decrease as a result of the change in currency exchange rates.

In addition, in years prior to 2008, we also attempted to minimize transaction gains and losses by hedging our net U.S. Dollar net asset exposure by borrowing U.S. Dollars in foreign countries such that assets denominated in U.S. Dollars were approximately equal to liabilities denominated in U.S. Dollars. We discontinued the borrowing process in 2007, and will reconsider reinstating the program if it appears that the benefit will exceed the cost.

In 2008 compared to 2007, the U.S. Dollar weakened approximately 7% against the Euro and approximately 3% against the Australian Dollar. In 2007 compared to 2006, the U.S. Dollar weakened approximately 9% against the Euro and approximately 10% against the Australian Dollar. We estimate that the weakening of the U.S. Dollar in 2008 compared to 2007 resulted in an increase in revenue of approximately $4,188 and an increase in operating expenses of $3,176. We also estimate that the weakening of the U.S. Dollar in 2007 compared to 2006 resulted in an increase in revenue of approximately $5,840 and an increase in operating expenses of approximately $3,183.

It should be noted, however, that the U.S. Dollar strengthened against both the Euro and Australian Dollar in the fourth quarter of 2008 and is expected to also be stronger in the first quarter of 2009 than it was in the first quarter of 2008. If the U.S. Dollar continues to be stronger in 2009 than in the comparable period of 2008, we would expect that the differences in currency will have a negative effect on revenues that will only be partially offset by a reduction in operating expense, which would result in a reduction of operating income.

The financial position and the results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland and Singapore, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Translation adjustments arising from differences in exchange rates generated an other comprehensive loss of $2,512 in 2008 and other comprehensive income of $4,887 in 2007, and $2,194 in 2006. These amounts are included as a separate component of stockholders’ equity. The functional currency for both our subsidiaries in Switzerland and Singapore is the U.S. Dollar.

Revenues and expenses are translated at average exchange rates prevailing during the year. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations as other non-operating income/expense. Foreign exchange transaction losses aggregated $580 in 2008, $906 in 2007, and $65 in 2006.

Revenue

Revenue by Geographic Regions: We classify our sales by customers’ location in four geographic regions: 1) EMEA, which includes Europe, the Middle East and Africa; 2) the United States, which includes Canada; 3) Asia Pacific Rim; and 4) Other Countries, including Australia, Latin America and Central Asia. The breakdown of revenue in each of our major geographic areas was as follows:

Year	Europe, Middle East, Africa (EMEA)	United States	Asia Pacific	Other Countries	Total
Total Revenue:
2008	$89,511	$7,783	$10,116	$25,567	$132,977
2007	81,726	9,264	13,728	15,262	119,980
2006	47,449	7,397	6,281	14,935	76,062

Percent of Total:
2008	67%	6%	8%	19%	100%
2007	68%	8%	11%	13%	100%
2006	62%	10%	8%	20%	100%

2008 Compared to 2007 – Overview and Geographic Breakdown

Total revenue in 2008 increased $12,997, or 11%, over 2007. The increase in total revenue was primarily attributable to an increase in non-hardware (includes but is not limited to software, maintenance, support and training) sales, an increase in the number of hardware DIGIPASS units sold and the impact of changes in currency rates as described previously, partially offset by a decline in the average price of hardware DIGIPASS units sold.

We believe that the increase in our non-hardware revenue and hardware DIGIPASS units sold was attributable to the strength and flexibility of our VACMAN Controller software platform, improved efficiencies in our distribution channel, our increased investment in sales staff and marketing programs, the market’s increased awareness of the need for strong authentication to combat identity theft and our ability to deploy large volumes of high-quality products at an affordable price. The strategy introduced in the beginning of 2006 of being the full-option, all-terrain company allowed us to compete effectively in both the Banking market and Enterprise Security markets. With the introduction of our DIGIPASS PLUS strategy in January 2006, we saw an increase in revenue for software-based DIGIPASSES.

As noted in the table above, revenue from EMEA and Other Countries increased while revenues from the U.S. and Asia Pacific declined. The growth in EMEA of $7,785, or 10%, over 2007, was attributable to increased sales of DIGIPASS products in both the Banking and Enterprise Security markets and the impact of changes in currency rates. The growth in Other Countries, $10,305, or 68%, over 2007, was primarily attributable to increased sales of DIGIPASS products in the Banking market. The growth in both of these geographic areas reflects our general strategy of penetrating new markets by selling into banks first. Once established, as is the case in EMEA, we then leverage the awareness of our products created by the banks by investing in staff and programs targeted to sell into the Enterprise Security market.

Revenue decreased $1,481, or 16%, in the U.S. from 2007. The decline in the U.S. reflects lower sales of DIGIPASS products in both the Banking and Enterprise Security markets. The U.S. market continues to defer the adoption of two-factor authentication for retail Internet banking applications. The results in the U.S. also reflect strong competition, especially in the Enterprise Security market.

Revenue decreased $3,612, or 26%, in Asia Pacific compared to 2007. The decline in the Asia Pacific region reflects lower sales of DIGIPASS products in both the Banking and Enterprise Security markets. We believe that the region offers substantial opportunities for growth in future years as our sales office in Japan, which was opened in 2007, matures and the two factor authentication market in China expands.

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

We believe that the growth in all markets was attributable in large part to the increased investment we made in sales staff and marketing programs throughout 2007.

Revenue by Target Market: Revenue is generated currently from two primary markets, Banking and Enterprise Security through the use of both direct and indirect sales channels. The breakdown of revenue between the two primary markets is as follows:

Year	Banking	Enterprise Security	Total
Total Revenue:
2008	$108,935	$24,042	$132,977
2007	100,307	19,673	119,980
2006	64,987	11,075	76,062

Percent of Total:
2008	82%	18%	100%
2007	84%	16%	100%
2006	85%	15%	100%

Revenue from the Banking market increased $8,628, or 9%, in 2008 over 2007 and revenue from the Enterprise Security market increased $4,369, or 22%, in the same period. Growth in revenues from the Banking market reflects our continued expansion into new geographic markets and the strength of our install base in EMEA. Growth in revenue from the Enterprise Security market resulted from the continued investment in sales staff and products dedicated to the Enterprise Security market as well as the execution of our strategy to sell into applications in new vertical markets such as gaming.

The increase in revenue in both markets is also attributable, in part, to the continued maturation of the indirect sales channel, which includes distributors, resellers, and solution partners, partially offset by a reduction in the number of distributors. The number of distributors decreased to 70 at the end of 2008 from 77 at the end of 2007 and reflected actions taken to terminate the relationship with distributors that were not meeting our performance expectations. The indirect sales channel supplements the company’s direct sales force in the Banking market and is the primary source of revenue in the Enterprise Security market.

Revenue from the Banking market increased $35,320, or 54%, in 2007 over 2006 and revenue from the Enterprise Security market increased $8,598, or 78%, in the same period. The increase in revenue in both markets is attributable, in part, to the continued development of the indirect sales channel, which includes distributors, resellers, and solution partners. The number of distributors increased to 77 at the end of 2007 from 52 at the end of 2006. The indirect sales channel supplements the company’s direct sales force in the Banking market and is the primary source of revenue in the Enterprise Security market. The comparison of revenue generated in the Enterprise Security market in 2007 compared to 2006 benefited by the fact that there was a full year of revenue included for both Logico and Able, both of which were acquired in 2006.

The amounts shown above for Enterprise Security currently include revenue generated from all markets other than Banking and include, but are not limited to, corporate networks, other application-specific vertical markets, e-commerce and e-government markets. We expect that the Enterprise Security market will be an important source of future revenue for the company as we sell into new vertical applications, B2B and B2C, and governments implement e-security programs.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue for the years ended December 31, 2008, 2007 and 2006.

	Percentage of Revenue Year Ended December 31,
	2008	2007	2006
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	30.8	34.1	32.0

Gross profit	69.2	65.9	68.0
Operating costs
Sales and marketing	26.6	22.7	25.6
Research and development	8.7	7.9	7.3
General and administrative	12.2	8.8	9.4
Amortization of purchased intangible assets	0.5	0.8	0.8

Total operating costs	48.0	40.2	43.1

Operating income	21.2	25.7	24.9
Impairment Secured Services, Inc. (SSI) investment	—	—	(0.8)
Interest income, net	0.7	0.4	0.2
Other income (expense), net	(0.2)	(0.3)	0.2

Income before income taxes	21.7	25.8	24.5
Provision for income taxes	3.4	8.3	8.0

Net income	18.3	17.5	16.5

Gross Profit

2008 Compared to 2007

Consolidated gross profit for 2008 was $91,970, an increase of $12,858, or 16%, from the $79,112 reported for 2007. Gross profit as a percentage of revenue (“gross profit margin”) was 69% in 2008, as compared to 66% in 2007. The increase in the gross profit margin primarily reflects:

•	An increase in our non-hardware product revenue as a percentage of our total revenue;

•	The strengthening of the Euro and Australian Dollar compared to the U.S. Dollar; and

•	A reduction in the cost of product manufactured;

•	Partially offset by a decline in the average sales price per hardware DIGIPASS unit; and

•	An impairment charge related to the development cost of a project that did not result in revenues in 2008 as expected.

Non-hardware product revenue includes revenue from VACMAN Controller, software versions of our DIGIPASSES, maintenance, support, customization, and other non-manufactured products. Non-hardware product revenue increased to approximately 25% of revenue in 2008 from 14% in 2007. The gross profit on non-hardware products is substantially higher than on hardware products. We plan to continue to emphasize licenses of software versions of our DIGIPASSES, VACMAN Controller and related maintenance and expect that non-hardware revenue will continue to increase as a percent of our total revenue.

Our purchases of inventory are denominated in U.S. Dollars. Also, as previously noted, the company denominates a portion of its sales in Euros in an effort to offset the effects of currency fluctuations on operating expenses. The increase in revenue and gross profit resulting from changes in currency rates in 2008 was estimated to be $4,188, as noted above. Had the currency rates remained unchanged in 2008 compared to 2007, we estimate that our gross profit margin would have been approximately 1.0 percentage point lower.

The average cost per DIGIPASS unit manufactured was lower in 2008 than in 2007 due to our continued focus on the design of the product, including the cost of its components, and a favorable change in the mix of product sold in 2008 compared to 2007. In 2008, the number of card readers sold, which are more expensive to produce than most of our other products, declined from 25% of revenue in 2007 to 14% of revenue in 2008.

The decline in the average sales price per hardware DIGIPASS unit sold reflects the impact of competitive pricing pressures, the mix of product sold and our strategy of providing discounts for large volume purchases. The aforementioned reduction in card readers sold had a negative impact on the average sales price as the average selling price of a card reader is higher than the average price for our consumer DIGIPASS units.

In 2008, we invested $1,276 in a product that was being developed for a potential future customer that was expected to result in substantial incremental revenue in 2008. We did not realize any revenue from the project in 2008 and recorded an impairment charge for the full amount of the investment in the fourth quarter of the year. (See Note 5 and Note 15 to the consolidated financial statements for more information regarding the impairment charge.)

2007 Compared to 2006

Consolidated gross profit for 2007 was $79,112, an increase of $27,409, or 53%, from the $51,703 reported for 2006. Gross profit margin was 66% in 2007, as compared to 68% in 2006. The decrease in the gross profit margin primarily reflects:

•	A decline in the average sales price per hardware DIGIPASS unit, and

•	A change in the mix of hardware units sold with an increase in higher-cost, lower-margin card readers and a decrease in our lower-cost, higher-margin consumer models;

•	Partially offset by an increase in our non-hardware product revenue as a percentage of our total revenue; and

•	The strengthening of the Euro and Australian Dollar compared to the U.S. Dollar.

The decline in the average sales price per hardware DIGIPASS reflects the impact of competitive pricing pressures and our strategy of providing discounts for large volume purchases.

Card readers increased from approximately 20% of our total revenue in 2006 to 25% in 2007. Our card readers often compete against other manufacturers’ readers that have less functionality and a lower cost. As a result of the higher manufacturing cost and the competitive pricing pressures, the gross profit margin from the card reader product line are generally 25 to 30 percentage points lower than those from other product lines.

Non-hardware product revenue includes revenue from VACMAN Controller, software versions of our DIGIPASSES, maintenance, support, customization, and other non-manufactured products. Non-hardware product revenue increased to approximately 14% of revenue in 2007 from 12% in 2006. The gross profit on non-hardware products is substantially higher than on hardware products.

The increase in revenue and gross profit resulting from changes in currency rates in 2007 was estimated to be $5,840, as noted above. Had the currency rates remained unchanged in 2007 compared to 2006, we estimate that our gross profit margin would have been approximately 1.7 percentage points lower.

Sales and Marketing Expenses

2008 Compared to 2007

Consolidated sales and marketing expenses for the year ended December 31, 2008 were $35,352, an increase of $8,171, or 30%, from $27,181 reported for 2007.

The increase was primarily due to an increase in average headcount and related compensation expenses, costs related to opening sales offices in new geographies, an increase in marketing programs and materials, and an increase in travel expenses.

The average full-time sales, marketing and operations employee headcount increased 31% to 153 in 2008 from 117 in 2007. At year-end 2008, the company employed 174 full-time sales, marketing and operations employees. In the current economic environment, we plan to focus on integrating fully the staff hired for this purpose in 2008 in order to maximize productivity in these areas.

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

Research and Development Expenses

2008 Compared to 2007

Consolidated research and development costs for the year ended December 31, 2008 were $11,618, an increase of $2,178, or 23%, from the $9,440 reported for 2007. The increase in research and development was primarily attributable to increased compensation expenses related to increased headcount.

The average full-time sales, research and development headcount increased 16% to 79 in 2008 from 68 in 2007. At year-end 2008, the company employed 89 full-time research and development employees.

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

The average full-time sales, research and development headcount increased 55% to 68 in 2007 from 44 in 2006. At year-end 2007, the company employed 72 full-time research and development employees.

General and Administrative Expenses

2008 Compared to 2007

Consolidated general and administrative expenses for the year ended December 31, 2008 were $16,237, an increase of $5,668 or 54%, from the $10,569 reported for 2007.

The increase in the general and administrative expense primarily reflected increased compensation expenses related to increased headcount, increased recruiting fees related to our aggressive hiring plan, increased travel due to the increase in staff, and increased professional fees. The increase in professional fees primarily reflected higher costs associated with implementation of our worldwide strategy for the ownership of our intellectual property and legal costs associated with the set up of our new subsidiaries.

The average full-time general and administrative employee headcount increased 50% to 39 in 2008 from 26 in 2007. At year-end 2008, the company employed 47 general and administrative employees.

2007 Compared to 2006

Consolidated general and administrative expenses for the year ended December 31, 2007 were $10,569, an increase of $3,412 or 48%, from the $7,157 reported for 2006.

The increase in the general and administrative expense primarily reflected increased compensation expenses, recruiting fees and professional fees, which were primarily related to the creation of our international headquarters in Switzerland and the opening of offices in Brazil and Japan and third-party consulting costs.

The average full-time general and administrative employee headcount increased 34% to 26 in 2007 from 19 in 2006. At year-end 2007, the company employed 31 general and administrative employees.

Amortization Expense

2008 Compared to 2007

Amortization expense for 2008 was $626, a decrease of $403 or 39% from $1,029 reported for 2007. The decrease reflected the fact that the amortizable assets related to the acquisition of our Australian subsidiary, Identikey, in 2001 were fully amortized in 2008.

2007 Compared to 2006

Amortization expense for 2007 was $1,029, an increase of $436 or 74% from $593 reported for 2006. The increase reflected a full-year’s amortization related to the purchase of Logico and Able in 2007, which were acquired in May and October of 2006, respectively.

Interest Income, Net

2008 Compared to 2007

Consolidated net interest income was $990 in 2008 compared to $479 in 2007. The increase in income primarily reflected an increase in our average net cash balances. Average net cash balances were $46,968 in 2008, an increase of $20,764 or 79% from $26,204 in 2007. Our return on average net cash balances was 2.11% in 2008 compared to 1.83% in 2007.

2007 Compared to 2006

Consolidated net interest income was $479 in 2007 compared to $121 in 2006. The increase in income primarily reflected an increase in our average net cash balances partially offset by the cost of increased borrowing related to our foreign currency hedging program, which we discontinued in December 2007. Average net cash balances were $26,204 in 2007, an increase of $11,316 or 76% from $14,888 in 2006. Our return on average net cash balances was 1.83% in 2007 compared to 0.81% in 2006.

Other Income (Expense), net

2008 Compared to 2007

Other income (expense), net in 2008 primarily included exchange gains (losses) on transactions that are denominated in currencies other than a subsidiary’s functional currency and subsidies received from foreign governments related to increasing trade in other countries. Other expense was $209 in 2008 compared to $384 in 2007 and reflects a decrease in exchange losses of $326 and a decrease in other income of $151. We realized exchange losses of $580 in 2008 compared to exchange losses of $906 in 2007.

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

Income Taxes

2008 Compared to 2007

Income tax expense for 2008 was $4,627, compared to $10,025 in 2007. The effective tax rate in 2008 was 16.0%, a decrease of 16.4 percentage points from 32.4% in 2007. The rate in 2008 reflected the full-year benefit realized from the new strategy related to the ownership of our intellectual property implemented in the second half of 2007, a benefit realized from using net operating losses carryforwards (“NOLs”) that had been reserved fully in prior years and the reversal of the reserve of an NOL for one of our foreign subsidiaries that we are more likely than not to use based on our current tax strategy. The tax rate in future years will depend on the distribution of our earnings and our ability to use NOLs that are still reserved.

2007 Compared to 2006

Income tax expense for 2007 was $10,025, compared to expense of $6,054 in 2006. The effective tax rate in 2007 was 32.4%, a decrease of 0.1 percentage point from 32.5% in 2006. The rate in 2007 was slightly lower than 2006 and reflected the benefit from an improved geographic distribution our earnings partially offset by the reduced benefits from using NOLs in 2006. The rate for 2007 did not include the benefits of the use of any significant NOL.

Loss Carryforwards Available

At December 31, 2008, we had deferred tax assets of $9,670 including deferred tax assets related to significant tax loss carryforwards in the U.S. and in our foreign operations. We also had a valuation reserve of $8,414 against those deferred tax assets. The tax loss carryforwards expire in varying amounts beginning in 2018 and continuing through 2027. Such tax loss carryforwards may provide an offset to future tax liabilities. In addition to the reduction in tax liabilities, a reduction in the valuation reserve may be possible if it is more likely than not that we will realize the benefit of the deferred tax asset. The reduction in the reserve would reduce income tax expense in the period it is reduced. See note 6 to the consolidated financial statements for more information on tax loss carryforwards.

Liquidity and Capital Resources

At December 31, 2008, we had net cash balances (total cash, cash equivalents and restricted cash less bank borrowings), totaling $57,714. We had no outstanding term debt or restricted cash at December 31, 2008.

Cash generated from operating activities was $23,506 during the year ended December 31, 2008. During 2008, we used $3,068 for investing activities, primarily for additions to property and equipment, and provided $353 from financing activities, primarily consisting of proceeds from the exercise of stock warrants. Capital expenditures were $2,812 for the year ended December 31, 2008.

Cash generated from operating activities was $24,072 during the year ended December 31, 2007. During 2007, we used $1,331 for investing activities, primarily for additions to property and equipment, and used $97 in financing activities, primarily consisting of a reduction in bank borrowing offset by proceeds from the exercise of stock options. Capital expenditures were $1,124 for the year ended December 31, 2007.

We maintain a line of credit with Fortis Bank, SA/NV, Brussels, Zurich Branch. Under terms of the agreement, we can borrow an amount equal to 80% of our Belgium subsidiary’s defined accounts receivable up to a maximum of 5,000 Euros. Borrowing under the line of credit may be denominated in Euros, U.S. Dollars or Swiss Francs. If the borrowings are denominated in Euros, we are obligated to pay interest at the monthly average of the EONIA (Euro Over Night Index Average) plus 2.5% per year. If the borrowings are denominated in U.S. Dollars, we are obligated to pay interest at the U.S. Dollar Fed Fund Rate plus 2.5% per year. If the borrowings are denominated in Swiss Francs, we are obligated to pay interest at the Swiss National Bank Repo rate plus 2.5% per year. Either party can terminate the credit line with 14 days notice without penalty. If terminated, all borrowings under the line then outstanding would be due and payable. Fortis can also terminate the credit line immediately if VASCO fails to observe the specific terms of the credit line, becomes insolvent, ceases operation or experiences a change in control. We had no borrowings under the credit line at December 31, 2008.

The net effect of 2008 activity resulted in an increase in net cash of $18,881 and a net cash balance of $57,714 at December 31, 2008, compared to $38,833 at the end of 2007. Our working capital at December 31, 2008 was $75,930, an increase of $23,492 or 45% from $52,438 at December 31, 2007. The change is primarily attributable to the generation of positive cash flow from operations in 2008. Our current ratio was 3.6 to 1.0 at December 31, 2008. We believe that our current cash balances, credit available under our existing overdraft agreement and the anticipated cash generated from operations, including deposits received on orders of DIGIPASS to be delivered in 2009, will be sufficient to meet our anticipated cash needs for the next 12 months.

The net effect of 2007 activity resulted in an increase in net cash of $24,065 and a net cash balance of $38,833 at December 31, 2007, compared to $14,768 at the end of 2006. Our working capital at December 31, 2007 was $52,438, an increase of $30,380 or 138% from $22,058 at December 31, 2006. The change is primarily attributable to the generation of positive cash flow from operations in 2007. Our current ratio was 2.98 to 1.0 at December 31, 2007.

While we believe that our financial resources and current borrowing arrangements are adequate to meet our operating needs, we anticipate that the difficult current economic conditions that exist on a worldwide basis today may require us to modify our business plans. In the current economic environment there is an increased risk that customers may delay their orders until the economic conditions stabilize or improve. If a significant number of orders are delayed for an indefinite period of time, our revenue and cash receipts may not be sufficient to meet the operating needs of the business. If this is the case, we may need to borrow against our credit line, significantly reduce our workforce, sell certain of our assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenue and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions. See our “Risks Related to Our Business” in Item 1A, Risk Factors.

Off-Balance Sheet Arrangements

The company has no off-balance sheet arrangements.

Contractual Obligations

The company has the following contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$14,111	$2,927	$4,409	$2,819	$3,956
Purchase obligations	6,853	6,853
Warranty reserve	475	475

Total contractual obligations	$21,439	$10,255	$4,409	$2,819	$3,956

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

Goodwill and other Intangible Assets: Goodwill is not subject to amortization but is tested for impairment on an annual basis (or more frequently if impairment indicators arise) under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” We have established December 31 as the date of our annual test for impairment of goodwill. Impairment losses are calculated at the reporting unit level, and represent the excess of the carrying value of reporting unit goodwill over its implied fair value. The implied fair value of goodwill is determined by a two-step process. The first compares the fair value of the reporting unit (measured as the present value of expected future cash flows) to its carrying amount. If the fair value of the reporting unit is less than its carrying amount, a second step is performed. In this step, the fair value of the reporting unit is allocated to its assets and liabilities to determine the implied fair value of goodwill, which is used to measure the impairment loss. We have not recognized any impairment for the years ended December 31, 2008 or 2007 as the fair values of our reporting units with goodwill balances exceed our carrying amounts.

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

Income Taxes:

At December 31, 2008, we had U.S. net operating loss (NOL) carryforwards of $22,422 and foreign NOL carryforwards of $5,895. A portion of such losses are available to offset future taxable income in the respective jurisdictions. SFAS 109, Accounting for Income Taxes, requires that valuation reserves be established for deferred tax assets if it is more likely than not that the assets will not be realized. We have provided valuation reserves against the entire U.S. NOL and a substantial portion of the foreign NOLs. (See Note 6 to the consolidated financial statements for more information regarding the NOL and valuation reserve.)

Financial Accounting Interpretation (FIN) 48 requires the company to identify potential tax exposures in each jurisdiction which are more likely than not to be overturned by taxing authorities. We have identified one sure exposure concerning cost allocations associated with the implementation of our worldwide strategy related to the ownership of our intellectual property for which we have designated a $475 and $400 reserve in 2008 and 2007, respectively, which is an offset to our U.S. deferred tax asset.

Recently Issued Accounting Pronouncements

Fair Value Measurements

Effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) SFAS 157, Fair Value Measurements, with the exception of the application of the statement to non-recurring, nonfinancial assets and liabilities, and it did not result in a material impact on our financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on recurring basis, until January 1, 2009. We do not anticipate that the adoption of SFAS No. 157-2 will have a significant impact on our consolidated financial position, results of operations or cash flows.

Effective January 1, 2008, we adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to FASB Statement No. 115, and it did not result in a material impact on our financial statements. SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.

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

Adoption of SFAS No. 141(R) will also change the accounting treatment related to the use of net operating carryforwards of companies acquired prior to January 1, 2009, to the extent that a deferred tax asset related to such acquisition has been reserved. Under SFAS No. 141(R), such deferred tax assets, if used, will be reflected as a reduction in tax expense rather than a reduction in goodwill related to the acquisition. See note 6 to the consolidated financial statements for more information.

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

Item 7A - Quantitative and Qualitative Disclosures About Market Risk (In thousands)

Foreign Currency Exchange Risk – In 2008, approximately 94% of our business was conducted outside the United States, primarily in Europe, Latin America and Asia/Pacific. A significant portion of our business operations is transacted in foreign currencies. As a result, we have exposure to foreign exchange fluctuations. We are affected by both foreign currency translation and transaction adjustments. Translation adjustments result from the conversion of the foreign subsidiaries’ balance sheets and income statements to U.S. Dollars at year-end exchange rates and weighted average exchange rates, respectively. Translation adjustments resulting from this process are recorded directly into stockholders’ equity. Transaction adjustments result from currency exchange movements when one of our companies transacts business in a currency that differs from its local currency. These adjustments are recorded as gains or losses in our statements of operations. Our business transactions are spread across numerous countries and currencies. This geographic diversity reduces the risk to our operating results. As noted in Management’s Discussion and Analysis above, we attempt to minimize the net impact of currency on operating earnings by denominating an amount of billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency.

Interest Rate Risk – We have minimal interest rate risk. We had no debt outstanding at December 31, 2008. Our cash is invested in short-term instruments at current market rates. If rates were to increase or decrease by one percentage point, the company’s interest income would increase or decrease approximately $577 annually.

Impairment Risk – At December 31, 2008, we had goodwill of $13,584 and other intangible assets of $1,997, primarily related to the acquisition of Logico and Able in 2006 and the acquisition of A.O.S. Hagenuk in 2005. We will assess the net realizable value of goodwill at least annually, and we will also assess the net realizable value of other intangible assets whenever events or circumstances change indicating that the carrying value may not be recoverable. While we did not experience impairment during the year ended December 31, 2008, we may incur impairment charges in future periods.

Item 8 - Financial Statements and Supplementary Data

The information in response to this item is included in our consolidated financial statements, together with the report thereon of KPMG LLP, appearing on pages F-1 through F-25 of this Form 10-K, and in Item 7 under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the company in this Annual Report on Form 10-K, and in other reports required to be filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission for such filings. As required by Rule 13a-15(b) under the Exchange Act, management of the company, under the direction of the company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the company’s disclosure controls and procedures as of December 31, 2008. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the company, have determined that as of December 31, 2008, the disclosure controls and procedures were and are effective as designed to ensure that information relating to the company and its consolidated subsidiaries would be accumulated and communicated to them, as appropriate, to allow timely disclosures regarding required disclosures.

Changes in Internal Controls

There were no significant changes in the company’s internal controls over financial reporting during the quarter ended December 31, 2008.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Controls – Integrated Framework (COSO). Based on our assessments we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

VASCO Data Security International, Inc.:

We have audited VASCO Data Security International, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). VASCO Data Security International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, VASCO Data Security International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VASCO Data Security International, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 13, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois

March 13, 2009

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

All other information in response to this Item is incorporated by reference to the “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Compliance” sections of VASCO’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Item 11 - Executive Compensation

The information in response to this Item is incorporated by reference to the “Executive Compensation” section of VASCO’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in response to this Item is incorporated by reference to the “Security Ownership of Certain Beneficial Owners, Directors and Management” section of VASCO’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information in response to this Item is incorporated by reference to the “Directors and Executive Officers” and “Transactions with Related Persons” sections of VASCO’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Item 14 - Principal Accounting Fees and Services

The information in response to this Item is incorporated by reference to the “Report of the Audit Committee” section of VASCO’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a)(1) The following consolidated financial statements and notes thereto, and the related independent auditors’ report, are included on pages F-1 through F-25 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(2) The following consolidated financial statement schedule of the company is included in this Form 10-K:

•	Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned consolidated financial statements.

(3) The following exhibits are filed with this Form 10-K or incorporated by reference as set forth at the end of the list of exhibits:

Exhibit Number	Description
3.1	Certificate of Incorporation of Registrant, as amended. (Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as amended (Registration No. 333-35563), originally filed with the Securities and Exchange Commission on September 12, 1997.)

3.2	Bylaws of Registrant, as amended and restated December 12, 2007. (Incorporated by reference -Form 8-K filed with the Securities and Exchange Commission on December 18, 2007.)

4.1	Specimen of Registrant's Common Stock Certificate. (Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as amended (Registration No. 333-35563), originally filed with the Securities and Exchange Commission on September 12, 1997.)

4.2*	Form of Award Agreement for Stock Option Grant under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated. (Incorporated by reference -Form 10-K filed March 14, 2008.)

4.3*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated (time-based vesting) with respect to awards granted on January 9, 2008. (Incorporated by reference - Form 8-K/A filed January 16, 2008.)

4.4*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan as Amended and Restated (performance-based vesting) with respect to awards granted on January 9, 2008. (Incorporated by reference - Form 8-K/A filed January 16, 2008.)

4.5*	Form of Award Agreement for Deferred Stock under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated (performance-based vesting). (Incorporated by reference - Form 10-K filed March 14, 2008.)

Exhibit Number	Description
4.6*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated (time-based vesting) with respect to awards granted on or after January 8, 2009. (Incorporated by reference - Form 8K filed January 14, 2009.)

4.7*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan as Amended and Restated (performance-based vesting) with respect to awards granted on or after January 8, 2009. (Incorporated by reference - Form 8-K filed January 14, 2009.)

4.8*	Form of Option Agreement under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan as Amended and Restated with respect to awards granted prior to January 9, 2008. (Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as amended (Registration No. 333-35563), originally filed with the Securities and Exchange Commission on September 12, 1997.)

10.1*	1997 VASCO Data Security International, Inc. Stock Compensation Plan, as Amended and Restated. (Incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Schedule 14A, filed with the SEC on April 30, 1999.)

10.2*	Employment agreement with T. Kendall Hunt. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 31, 2003.)

10.3*	Employment agreement with Clifford Bown. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 31, 2003.)

10.4	Share Sale and Purchase Agreement by and among VASCO Data Security International, Inc., A.O.S. Holding B.V., Filipan Beheer B.V., Mr. Mladen Filipan and Pijnenburg Beheer N.V., dated February 4, 2005 (Incorporated by reference - Form 8-K filed February 8, 2005.)

10.5*	Employment Agreement by and between VASCO Data Security International, Inc. and Jan Valcke effective as of January 1, 2005. (Incorporated by reference - Form 8-K filed July 1, 2005.)

10.6*	Letter agreement dated February 26, 2007, supplementing the Employment Agreement dated January 1, 2003, between the company and Clifford K. Bown. (Incorporated by reference - Form 8K filed March 2, 2007.)

10.7*	Letter agreement dated January 8, 2009, supplementing the Employment Agreement dated January 1, 2003, between the company and Clifford K. Bown. (Incorporated by reference - Form 8K filed January 14, 2009.)

10.8*	Employment Agreement Amendment, dated December 31, 2008 by and between VASCO Data Security International, Inc. and T. Kendall Hunt (Incorporated by reference - Form 8-K filed January 14, 2009.)

10.9*	Employment Agreement Amendment, dated December 31, 2008 by and between VASCO Data Security International, Inc. and Clifford K. Bown (Incorporated by reference - Form 8-K filed January 14, 2009.)

10.10*	Amendment to the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, dated December 19, 2008. (Incorporated by reference - Form 8-K filed January 14, 2009.)

14.1	Code of Conduct and Ethics. (Incorporated by reference - Form 8-K filed March 12, 2008.)

21	Subsidiaries of Registrant.

23	Consent of KPMG LLP.

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 13, 2009.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 13, 2009.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 13, 2009.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 13, 2009.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(b) VASCO Data Security International, Inc. will furnish any of the above exhibits to its stockholders upon written request addressed to the Secretary at the address given on the cover page of this Form 10-K. The charge for furnishing copies of the exhibits is $0.25 per page, plus postage.

VASCO DATA SECURITY INTERNATIONAL, INC.

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

VASCO Data Security International, Inc.:

We have audited the accompanying consolidated balance sheets of VASCO Data Security International, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the accompanying consolidated financial statement Schedule II – Valuation and Qualifying Accounts. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois

March 13, 2009

VASCO Data Security International, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2008	2007
ASSETS
Current assets
Cash and equivalents	$57,714	$38,833
Accounts receivable, net of allowance for doubtful accounts of $708 in 2008 and $452 in 2007	24,951	25,721
Inventories	13,376	7,076
Prepaid expenses	1,926	1,712
Deferred income taxes	284	476
Foreign sales tax receivable	7,452	4,919
Other current assets	199	180

Total current assets	105,902	78,917
Property and equipment:
Furniture and fixtures	3,589	3,124
Office equipment	5,364	3,341

	8,953	6,465
Accumulated depreciation	(4,777)	(4,325)

Property and equipment, net	4,176	2,140
Goodwill, net of accummulated amortization	13,584	14,319
Intangible assets, net of accumulated amortization	1,997	2,295
Other assets, net of accumulated amortization	2,291	3,005

Total assets	$127,950	$100,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,349	$7,757
Deferred revenue	5,881	5,608
Accrued wages and payroll taxes	5,780	5,330
Income taxes payable	3,114	4,008
Other accrued expenses	3,285	3,776
Deferred compensation	1,434	—
Deferred income taxes	129	—

Total current liabilities	29,972	26,479
Deferred compensation	1,352	1,281
Deferred revenue	888	766
Deferred tax liability	454	611

Total liabilities	32,666	29,137

Stockholders’ equity
Common stock: $.001 par value per share, 75,000 shares authorized; 37,340 and 37,205 shares issued and outstanding at December 31, 2008 and 2007, respectively	37	37
Additional paid-in capital	66,700	64,734
Accumulated income	24,856	565
Accumulated other comprehensive income	3,691	6,203

Total stockholders’ equity	95,284	71,539

Total liabilities and stockholders’ equity	$127,950	$100,676

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended December 31,
	2008	2007	2006
Revenue	$132,977	$119,980	$76,062
Cost of goods sold	41,007	40,868	24,359

Gross profit	91,970	79,112	51,703

Operating costs:
Sales and marketing	35,352	27,181	19,482
Research and development	11,618	9,440	5,529
General and administrative	16,237	10,569	7,157
Amortization of purchased intangible assets	626	1,029	593

Total operating costs	63,833	48,219	32,761

Operating income	28,137	30,893	18,942

Impairment Secured Services, Inc. (SSI) investment	—	—	(600)
Interest income, net	990	479	121
Other income (expense), net	(209)	(384)	178

Income before income taxes	28,918	30,988	18,641
Provision for income taxes	4,627	10,025	6,054

Net income	$24,291	$20,963	$12,587

Net income per share:
Basic	$0.65	$0.57	$0.35

Diluted	$0.64	$0.55	$0.33

Weighted average common shares outstanding:
Basic	37,156	36,879	36,230

Dilutive	38,204	38,258	37,765

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the years ended December 31,
	2008	2007	2006
Net income	$24,291	$20,963	$12,587
Other comprehensive income (loss) - Currency translation adjustment	(2,512)	4,887	2,194

Comprehensive income	$21,779	$25,850	$14,781

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compen- sation	Accumulated Income (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Description	Shares	Amount
Balance at January 1, 2006	36,180	36	59,625	(403)	(32,985)	(878)	25,395
Net income	—	—	—	—	12,587	—	12,587
Reclassification for adoption of FAS 123(R)	—	—	(403)	403	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	2,194	2,194
Exercise of stock options	229	1	683	—	—	—	684
Restricted stock awards	112	—	577	—	—	—	577
Conversion of warrants	25	—	88	—	—	—	88
Stock option compensation	—	—	681	—	—	—	681

Balance at December 31, 2006	36,546	37	61,251	—	(20,398)	1,316	42,206

Net income	—	—	—	—	20,963	—	20,963
Foreign currency translation adjustment	—	—	—	—	—	4,887	4,887
Exercise of stock options	579	—	2,130	—	—	—	2,130
Restricted stock awards	45	—	900	—	—	—	900
Conversion of warrants	35	—	121	—	—	—	121
Stock option compensation	—	—	332	—	—	—	332

Balance at December 31, 2007	37,205	$37	$64,734	$—	$565	$6,203	$71,539

Net income	—	—	—	—	24,291	—	24,291
Foreign currency translation adjustment	—	—	—	—	—	(2,512)	(2,512)
Exercise of stock options	17	—	80	—	—	—	80
Restricted stock awards	39	—	1,328	—	—	—	1,328
Conversion of warrants	79	—	274	—	—	—	274
Stock option compensation	—	—	284	—	—	—	284

Balance at December 31, 2008	37,340	$37	$66,700	$—	$24,856	$3,691	$95,284

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$24,291	$20,963	$12,587
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of SSI investment	—	—	600
Depreciation and amortization	3,381	3,004	1,242
Deferred tax expense (benefit)	(612)	167	(632)
Non-cash compensation	3,117	2,157	1,259
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(223)	(3,437)	(5,348)
Inventories	(6,358)	(2,078)	(2,175)
Other current assets	(2,847)	(3,929)	(558)
Accounts payable	2,689	(612)	1,338
Income taxes payable	(849)	2,126	(296)
Accrued expenses	246	2,465	317
Other current liabilities	423	2,789	(515)
Long term deferred revenue	248	457	—

Net cash provided by operations	23,506	24,072	7,819

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	—	(7,362)
Additions to property and equipment	(2,812)	(1,124)	(459)
Capitalized software	—	(43)	(2,448)
Other assets	(256)	(164)	(74)
Decrease in restricted cash	—	—	181
Disposals of property, plant and equipment, net	—	—	59
Payments received on note receivable	—	—	220

Net cash used in investing activities	(3,068)	(1,331)	(9,883)

Cash flows from financing activities:
(Repayment) proceeds from bank borrowing	—	(2,154)	(1,019)
Proceeds from exercise of stock options and warrants	354	2,251	772

Net cash provided by (used in) financing activities	354	97	(247)
Effect of exchange rate changes on cash	(1,911)	1,227	117
Net increase/(decrease) in cash	18,881	24,065	(2,194)
Cash and equivalents, beginning of year	38,833	14,768	16,962

Cash and equivalents, end of year	$57,714	$38,833	$14,768

Supplemental cash flow disclosures:
Cash paid for income taxes	$6,177	$7,637	$3,915
Cash paid for interest	21	345	63

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

The financial position and results of our operations in Singapore and Switzerland are measured in U.S. Dollars. For these subsidiaries, gains and losses that result from foreign currency transactions are included in the consolidated statements of operations.

Revenue Recognition

We recognize revenue in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2 and SEC Staff Accounting Bulletin (SAB) 104. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the revenue is probable.

Hardware Revenue and License Fees: Revenue from the sale of computer security hardware or the license of software are recorded upon shipment or, if an acceptance period is allowed, at the latter of shipment or customer acceptance. No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Maintenance and Support Agreements: Maintenance and support agreements generally call for us to provide software updates and technical support, respectively, to customers. Revenue on maintenance and technical support is deferred and recognized ratably over the term of the maintenance and support agreement.

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

Cash and Equivalents

Cash and equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are high-quality short term money market instruments with original maturities of three months or less. Cash and equivalents are held by a number of U.S. and non-U.S. commercial banks and money market investment funds.

Accounts Receivable and Allowance for Doubtful Accounts

The credit worthiness of customers is reviewed prior to shipment. A reasonable expectation of collection is a requirement for revenue recognition. Verification of credit and/or the establishment of credit limits are part of the customer contract administration process. Credit limit adjustments for existing customers may result from the monthly review of outstanding accounts receivable. The company records trade accounts receivable at invoice values, which are generally equal to fair value.

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

Research and Development Costs

Costs for research and development, principally the design and development of hardware, and the design and development of software prior to the determination of technological feasibility, are expensed as incurred on a project-by-project basis.

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

Fair Value of Financial Instruments

At December 31, 2008 and 2007, our financial instruments were cash equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies. The fair values of the financial instruments were not materially different from their carrying amounts at December 31, 2008 and 2007.

Accounting for Leases

All of our leases are operating leases. Rent expense on facility leases is charged evenly over the life of the lease, regardless of the timing of actual payments.

Goodwill and Other Intangibles

We account for goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Indefinite-lived intangible assets include customer lists, proprietary technology and other intangible assets. Intangible assets other than patents with definite lives are amortized over the useful life, generally three to seven years for proprietary technology. Patents are amortized over the life of the patent, generally 20 years in the U.S..

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

Stock-Based Compensation

We have a stock-based employee compensation plan, which is described more fully in Note 10. As of January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) 123(R), Stock-Based Compensation. This statement requires us to estimate the fair value of stock options granted to employees, directors and others and to record compensation expense equal to the estimated fair value. The fair value of stock options at the date of grant is estimated using the Black-Scholes option pricing model, with the expected life adjusted to reflect the effect of post-vesting restrictions. The assumptions used for the Black-Scholes model are listed in Note 10. This compensation expense is recorded on a straight-line basis over the vesting period of the options.

We elected to use the modified prospective method to transition to SFAS 123(R). Under this method, prior periods are not restated, but the remaining compensation cost for previously issued options is recorded over the remaining vesting period.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Warranty

Warranties are provided on the sale of certain of our products and an accrual for estimated future claims is recorded at the time revenue is recognized. Warranty reserves are based on past claims experience, sales history and other considerations. Our standard practice is to provide a warranty on our hardware products for either a one or two year period after the date of purchase. Customers may purchase extended warranties covering periods from one to four years after the standard warranty period. We defer the revenue associated with the extended warranty and recognize it into income on a straight-line basis over the extended warranty period. We have historically experienced minimal actual claims over the warranty period.

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

Reclassifications

Certain prior year amounts in Note 6 to the consolidated financial statements have been reclassified to conform to the 2008 presentation, to present the details of the effective tax rate reconciliation and the components of deferred taxes on a consistent basis.

Note 2 – Acquisitions

We made two acquisitions in 2006. In October 2006, we acquired Unified Threat Management (UTM) specialist Able N.V. of Mechelen, Belgium. In May 2006, we acquired LogicoSmart Card Solutions GmbH and Logico Smartcard Solutions Vertriebs, GmbH. (collectively, “Logico”) of Vienna, Austria. Both are operated as wholly-owned subsidiaries of the company.

The following summarized 2006 unaudited pro forma financial information assumes the Logico and Able acquisitions occurred at January 1, 2006:

2006
Net revenue	$78,724
Net income available to common shareholders	12,402
Basic net income per share	0.34
Diluted net income per share	0.33

The pro forma results include the amortization of intangibles acquired and a reduction of revenue related to the estimated fair value of the deferred revenue acquired. The pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had actually been completed on January 1, 2006, and are not necessarily indicative of future consolidated results.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Note 3 – Inventories

Inventory is comprised of the following:

	December 31,
	2008	2007
Component parts	$9,925	$3,876
Work-in-process and finished goods	3,451	3,200

Total	$13,376	$7,076

The increase in component parts in 2008 compared to 2007 reflects purchases of processors that our supplier indicated were being discontinued and an increase resulting from lower than expected demand in the fourth quarter.

Note 4 – Goodwill and Other Intangibles

Intangible asset activity for the three years ended December 31, 2008 and the composition of the December 31, 2008 balance is as follows. The majority of our goodwill and intangibles are denominated in local currencies and are subject to currency fluctuations. With the 2006 acquisition of Logico, we obtained net operating loss (NOL) carryforwards in Austria. We provided a valuation reserve for the portion of the NOL which was not expected to be utilized. As subsequent earnings have exceeded our original expectations, a portion ($129 in 2008 and $85 in 2007) of the valuation reserve has been applied as a reduction of goodwill. In 2007, the $85 reduction in Logico goodwill was offset by $200 increase resulting from a contingency payment made under the terms of the acquisition. In 2008 we invested $386 in trademark protection and patent applications.

	Capitalized Technology	Patents & Trademarks	Intangible Assets	Goodwill
Net balance at December 31, 2005	$957	$97	$1,054	$6,665
Additions	2,095	90	2,185	5,659
Impairments	—	(20)	(20)	—
Net foreign currency translation	387	—	387	361
Amortization expense	(559)	(34)	(593)	—

Net balance at December 31, 2006	2,880	133	3,013	12,685
Additions	—	46	46	118
Net foreign currency translation	265	—	265	1,516
Amortization expense	(1,020)	(9)	(1,029)	—

Net balance at December 31, 2007	2,125	170	2,295	14,319
Additions/(disposals)	—	386	386	(129)
Net foreign currency translation	(58)	—	(58)	(606)
Amortization expense	(613)	(13)	(626)	—

Net balance at December 31, 2008	$1,454	$543	$1,997	$13,584

December 31, 2008 balance at cost	$10,970	$588	$11,558	$14,654
Accumulated amortization	(9,516)	(45)	(9,561)	(1,070)

Net balance at December 31, 2008	$1,454	$543	$1,997	$13,584

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Expected amortization of the intangible assets for the years ended:

December 31, 2009	$452
December 31, 2010	452
December 31, 2011	313
December 31, 2012 and thereafter	142
December 31, 2013 and thereafter	334

Subject to amortization	1,693
Trademarks	304

Total intangible assets	$1,997

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

A portion of the 2006 Able acquisition price is contingent upon the seller’s continued employment with the company over a four year period. Deemed compensation in the amount of €1,250 (equivalent to $1,570 at the historical exchange rate) has been recorded as an other asset and is being amortized over the required four year employment period. The amount to be amortized in the next year has been classified as a prepaid expense.

The instructional video software and the deemed compensation are denominated in local currencies and are subject to currency fluctuations.

	Instructional software	Deemed compen- sation	Deferred tax assets	Other assets		Total other assets
Net balance at December 31, 2005	$—	$—	$—	$25		$25

Additions/(reductions)	2,448	1,237	465	168		4,318
Net translation gain	—	—				—
Amortized/expensed	(68)	(69)	—	—		(137)
Net balance at December 31, 2006	$2,380	$1,168	$465	$193		$4,206

Additions/(reductions)	—	—	(23)	(22)		(45)
Net translation gain	277	102				379
Amortized/expensed	(860)	(427)	—	—		(1,287)
Net balance at December 31, 2007	$1,797	$843	$215	$150		$3,005

Additions/(reductions)	—	—	757	1,255	*	2,012
Net translation gain/(loss)	(30)	(13)				(43)
Amortized/expensed	(944)	(463)	—	(1,276	)*	(2,683)

Net balance at December 31, 2008	$823	$367	$972	$129		$2,291

December 31, 2008 balance at cost	$2,680	$1,321
Accumulated amortization	(1,857)	(954)

Net balance at December 31, 2008	$823	$367

*	Includes $1,276 investment in a product development project for a potential future customer subsequently recorded as an impairment charge in cost of goods sold.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Amortization expense for the instructional software and the deemed compensation is included in selling expense. Expected amortization of the instructional software and the deemed compensation for the years ended:

December 31, 2009*	$1,264
December 31, 2010	367

Subject to amortization	$1,631

*	Includes $441 current portion of deemed compensation.

.

Note 6 – Income Taxes

Income before income taxes was generated in the following jurisdictions:

	For the years ended December 31,
	2008	2007	2006
Domestic	$3,930	$(1,874)	$515
Foreign	24,988	32,862	18,126

Total	$28,918	$30,988	$18,641

The provision for income taxes consists of the following:

	For the years ended December 31,
	2008	2007	2006
Current:
Federal	$103	$(15)	$59
Foreign	5,117	9,927	5,917

Total current	5,220	9,912	5,976

Deferred:
Foreign	(593)	113	78

Total deferred	(593)	113	78

Total	$4,627	$10,025	$6,054

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

The differences between the income tax provision computed using the statutory federal income tax rate of 35% and the provision for income taxes reported in the consolidated statements of operations are as follows:

	For the years ended December 31,
	2008	2007	2006
Expected tax benefit at statutory rate	$10,121	$10,846	$6,524
Foreign taxes at other rates	(4,247)	(2,160)	(652)
Change in valuation allowance due to the (utilization) generation of NOL carryforwards	(1,695)	684	(984)
NOL valuation reserve adjustments	(782)	—	(120)
Taxes on intercompany interest / dividends	487	—	398
Non-deductible amortization	207	322	77
Foreign income taxed in the U.S.	—	—	854
Other, net	536	333	(43)

Total	$4,627	$10,025	$6,054

Current deferred tax assets are presented as a separate line on the balance sheet. Long-term deferred tax assets are included in other long-term assets and identified in Note 5. Current deferred tax liabilities were $129 in 2008 and none in 2007 and are included in other accrued liabilities. The deferred income tax balances are comprised of the following:

	As of December 31,
	2008	2007
Deferred tax assets:
U.S. net operating loss carryforwards	$5,789	$7,886
Foreign NOL carryforwards	1,767	2,372
Research and development expense	146	264
Stock and long-term compensation plans	1,328	786
Inventory	35	273
Deferred revenue	385	406
Accrued expenses and other	220	95

Total gross deferred tax assets	9,670	12,082
Less: Valuation allowance	(8,414)	(11,391)

Net deferred income tax assets	$1,256	$691

Deferred tax liabilities:
Intangible assets—Logico acquisition	$114	$169
Potential tax on intercompany dividends	129	—
Intangible assets—Able acquisition	340	442

Deferred tax liabilities	$583	$611

At December 31, 2008, we had U.S. net operating loss (NOL) carryforwards of $22,422. Of this amount, $16,064 is available to offset future taxable income. The remainder represents tax deductions for employee stock option gains which would be credited to paid-in capital. The U.S. loss carryforwards expire in varying amounts beginning in 2018 and continuing through 2027. In addition, if certain substantial changes in the company’s ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

carryforwards that could be utilized. In 2008, 2007 and 2006, net utilization (creation) of deferred tax assets for U.S. net operating loss carryforwards were $1,471, $(749) and $1,211, respectively.

At December 31, 2008, we also had foreign NOL carryforwards of $5,895. The foreign NOL carryforwards have no expiration dates. Included in the foreign NOL carryforwards amount is $2,568 of tax losses obtained in the acquisition of Logico. Goodwill for the Logico acquisition was reduced by $129 in 2008 and $85 in 2007, as the NOL utilized was greater than expected and our original forecasts were revised. With the adoption of FAS 141(R) in 2009, any future adjustments to the NOL carryforward valuation reserve for the Logico acquisition would affect income tax expense, rather than goodwill. In 2008, 2007 and 2006, net utilization (creation) of deferred tax assets for foreign net operating loss carryforwards, excluding those related to Logico, were $224, $65 and $(227), respectively.

The company has provided a valuation allowance at December 31, 2008 for all of its U.S. deferred tax assets and certain foreign deferred tax assets. In assessing the realizability of deferred tax assets, the company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

The net change in the valuation allowance for the years ended December 31, 2008, 2007 and 2006 was a (decrease) increase of $(2,977), $445 and $(787), respectively. This valuation allowance will be reviewed on a regular basis and adjustments made as appropriate. In addition to the utilization of NOLs in the U.S. and in foreign countries as noted above, the change in the valuation allowance also reflects other factors including, but not limited to, changes in our assessment of our ability to use existing NOLs, changes in currency rates and adjustments to reflect differences between the actual returns filed and the estimates we made at financial reporting dates. For 2008, we have reviewed the NOL carryforwards for each of our entities to determine if it is more likely than not that the NOL carryforward would be utilized in future years. Based on our review, we have reduced income tax expense and the valuation reserve in 2008 by $782, primarily related to an NOL carryforward for VDS Europe NV. The company expects to generate adequate taxable income to realize deferred tax assets in foreign jurisdictions where no valuation reserve exists.

The company has not provided deferred U.S. taxes on its unremitted foreign earnings because it considers them to be permanently invested. The unremitted foreign earnings are estimated to be $57,000. We have provided a deferred tax liability of $129 to reflect the foreign tax liability on unremitted earnings to one of our foreign subsidiaries.

We had no accrued interest or penalties for income tax liabilities at December 31, 2008. Our policy is to record interest expense and penalties on income taxes as income tax expense.

In July 2006, the FASB issued Interpretation No. 48, which was adopted by us effective January 1, 2007. The interpretation set a “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions; it established measurement criteria for tax benefits and it established certain new disclosure requirements. We have identified one such exposure concerning cost allocations related to the implementation of our worldwide strategy related to the ownership of our intellectual property for which we have designated a $400 reserve in 2007 which is an offset to our U.S. deferred tax asset. This reserve was increased to $475 at December 31, 2008.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Our primary tax jurisdictions and the earliest year for which tax returns are subject to audit are presented in the following table. VASCO Data Security is abbreviated as “VDS”.

Australia	VDS Pty. Ltd.	2004
Austria	VDS Austria	2006
Belgium	VDS NV	2007
Belgium	VDS Europe NV	2006
Belgium	Lintel	2006
Belgium	Able NV	2006
Brazil	Vasco Seguranca Dados do Brasil	2007
Japan	KK VDS Japan	2007
Netherlands	VDS BV	2002
Singapore	VDS Asia Pacific	2005
Switzerland	VDS International GmbH	2007
United States	VDS International, Inc.	2005

Note 7 – Deferred Warranty Revenue and Warranty Reserve

Our standard practice is to provide a warranty on our DIGIPASS hardware for either one or two years, depending on where the sale is made, after the date of purchase. Customers may purchase extended warranties covering periods from one to four years after the standard warranty period. We defer the revenue associated with the extended warranty and recognize it into income on a straight-line basis over the extended warranty period. The estimated cost of providing warranty services during the extended warranty period will be less that the revenue related to such warranty service.

Deferred warranty revenue at December 31, 2008, which will be recognized as revenue as follows:

Year	Amount
2009	$154
2010	105
2011	76
2012	27
2013	10

Total	$372

We maintain a reserve for the potential cost of future warranty claims related to products sold and recognized in revenue. The reserve in included in accrued expenses. Activity in the claims reserve account during the three fiscal years ended December 31 was as follows:

	2008	2007	2006
Balance, beginning of period	$171	$81	$259
Net provision/(reversal) for claims	551	264	(86)
Product or cash issued to settle claims	(247)	(174)	(92)

Balance, end of period	$475	$171	$81

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Note 8 – Debt

As of December 31, 2008, we had no borrowings outstanding. We maintain a line of credit Fortis Bank, SA/NV, Brussels, Zurich Branch. Under terms of the agreement, we can borrow an amount equal to 80% of our Belgian subsidiary’s defined accounts receivable up to a maximum of 5,000 Euros. Borrowing under the line of credit may be denominated in Euros, U.S. Dollars or Swiss Francs. If the borrowings are denominated in Euros, we are obligated to pay interest at the monthly average of the EONIA (Euro Over Night Index Average) plus 2.5% per year. If the borrowings are denominated in U.S. Dollars, we are obligated to pay interest at the U.S. Dollar Fed Fund Rate plus 2.5% per year. If the borrowings are denominated in Swiss Francs, we are obligated to pay interest at the Swiss National Repo Rate plus 2.5% per year. Either party can terminate the credit line with 14 days notice without penalty. If terminated, all borrowings under the line then outstanding would be due and payable. Fortis can also terminate the credit line immediately if we fail to observe the specific terms of the credit line, become insolvent, cease operations or experience a change in control.

In 2008 we did not borrow against the line of credit. Interest expense related to debt was $284 and $232 for the years ended December 31, 2007 and 2006, respectively.

Note 9 – Stockholders’ Equity

Preferred Stock and Warrants

On September 11, 2003, we sold 0.8 shares of Series D 5% Cumulative Convertible Voting Preferred Stock and 600 detachable warrants to purchase common stock. The warrants, exercisable over a five-year period at $3.47 per share, expired September 10, 2008.

Warrant activity for the years ended December 31, 2008, 2007 and 2006 is summarized below:

	Number of shares	Exercise price per share
Outstanding at December 31, 2005	139
Exercised	(25)	3.47

Outstanding at December 31, 2006	114
Exercised	(35)	3.47

Outstanding at December 31, 2007	79
Exercised	(79)	3.47

Outstanding at December 31, 2008	—

Note 10 – Stock Compensation Plan

Our 1997 Stock Compensation Plan, as amended and restated in 1999, (Compensation Plan) is designed and intended to provide performance incentives to employees and non-employee directors, consultants and other key persons of the company. The Compensation Plan is administered by the Compensation Committee as appointed by the Board of Directors.

The Compensation Plan permits the award of stock compensation in various forms including, but not limited to stock options, restricted stock, and other stock-based awards and is intended to be a nonqualified plan. As of December 31, 2008, the number of shares allowed to be issued under the Compensation Plan was 7,468 shares of the company’s common stock, representing 20% of the issued and outstanding shares of the company.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

The following table summarizes compensation expense recorded under the stock compensation plan. No tax benefits were recognized, due to our fully reserved U.S. NOL carryforwards.

	2008	2007	2006
Compensation expense included in income:
Stock options	$284	$332	$681
Restricted stock	1,328	900	577
Long-term compensation plan	1,505	925	356

Total	3,117	2,157	1,614
Income tax benefit	—	—	—

Effect on net income	$3,117	$2,157	$1,614

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

All options granted under the plan were issued at market value on the date of grant, with terms of six to ten years and vesting periods ranging from one to five years. The company may issue new shares or treasury shares for option exercises. The following table summarizes option activity for the year ended December 31, 2008 and options outstanding at December 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,355	$3.04	4.56	$33,702
Exercised	(17)	4.66	1.37	130
Forfeited or expired	(1)	6.38	3.04	3

Outstanding at December 31, 2008	1,337	3.01	3.60	9,778

At December 31, 2008:
Fully vested, exercisable options	1,332	$3.01	3.60	$9,759
Options expected to vest	5	6.38	3.04	19
Expected forfeitures	—	—	—	—

Total	1,337	3.01	3.60	$9,778

	2008	2007	2006
Intrinsic value of options exercised	$130	$10,026	$1,549
Fair value of shares vested	271	200	896

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

The following table summarizes vesting activity for the year ended December 31, 2008. The unrecognized compensation cost at December 31, 2008 will be recognized in the first quarter of 2009.

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (Years)	Unrecognized Compen- sation Cost
Non-vested shares at January 1, 2008	76	$5.67	4.21	$257
Vested in 2008	(71)	5.62	0.04
Forfeited in 2008	—	—	—

Non-vested shares at December 31, 2008	5	6.38	3.04	9

Time-Based Restricted Stock

In 2005, and each year thereafter, we have granted restricted stock awards to employees and directors under the Compensation Plan. Awards to directors vest on the first anniversary date of the grant and awards to employees vest annually over a four year period. These shares are subject to forfeiture if the service period requirement is not met. Compensation expense equal to the market value of the stock on the grant date is recorded on a straight-line basis over the vesting period as required by SFAS 123(R) and prior statements. The following table summarizes the time-based restricted stock activity for the year ended December 31, 2008:

	Shares	Weighted average remaining term (years)	Aggregate intrinsic value
Outstanding at January 1, 2008	149	0.92	$4,157
Shares vested	(63)		1,322
Shares awarded	39		857

Outstanding at December 31, 2008	125	1.67	1,288

The unamortized future compensation expense for the time-based restricted stock awards was $866 at December 31, 2008.

Performance-Based Restricted Stock

Performance-based restricted stock is granted under Compensation Plan and is earned over a three-year period beginning January 1 of the year of grant. Each executive officer’s right to the performance-based restricted shares granted in 2007 is subject to VASCO’s achievement of a cumulative earnings per share goal for the three years ending December 31, 2009. Each executive officer’s right to performance-based restricted shares granted in 2008 is subject to VASCO’s achievement of a cumulative earnings per share goal for the three years ending December 31, 2010; however, each executive officer will receive 0% of the shares if less than 80% of the performance goal is achieved, 50% of the shares if 80% of the performance goal is achieved, 100% of the shares if 100% of the performance goal is achieved, and 125% of the shares if 140% of the performance goal is achieved. The number of shares granted in 2008 was 29 shares and represents the number of shares that will be received if the Company achieves 100% of the performance goal. The shares received for performance at a level between stated performance percentages will be interpolated. The performance targets are established by the Board of Directors.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Compensation expense equal to the market value of the stock on the grant date is recorded on a straight-line basis over the vesting period as required by SFAS 123(R) and prior statements. The unamortized future compensation expense for the performance-based restricted stock was $663 at December 31, 2008.

The following table summarizes the activity related to performance share units during 2008:

	Shares	Weighted average remaining term (years)	Aggregate intrinsic value
Outstanding at January 1, 2008	45	2.03	$1,245
Shares vested	—		—
Shares awarded	29		646

Outstanding at December 31, 2008	74	1.42	765

Long-term Incentive Compensation

Under the Compensation Plan, we provide long-term incentive awards to key employees, other than named executive officers, that can be earned if the company achieves certain cumulative earnings per share targets over a three year period. The amount of payment will be determined as follows: no award will be paid if the cumulative earnings per share is less than 90% of the target; if the cumulative earnings per share is greater than 90% but less than 110% of the target, the award will be prorated on a basis consistent with actual performance; and if the cumulative earnings per share is greater than 110% of the target, 120% of the award will be paid.

The award amounts are designated as a specific Dollar amount but, at the option of the company, can be paid in either VASCO common stock or cash. If paid in stock, the company will issue the corresponding number of freely tradable shares to the employees based on the stock price on the date the awards are earned. The company granted awards totaling $1,980, $1,440, and $1,330 in 2008, 2007 and 2006, respectively. Compensation expense for long-term incentive awards is recognized ratably over the period beginning with the effective date of the grant and ending on December 31 of the targeted three-year period. Employees forfeit their awards if they terminate from the company prior to the end of the three-year target period. The amounts expensed are reported as liabilities on the balance sheet. The unamortized future compensation expense for the long-term incentive awards was $2,033 at December 31, 2008.

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

	For the years ended December 31,
	2008	2007	2006
Net Income	$24,291	$20,963	$12,587

Weighted average common shares outstanding
Basic	37,156	36,879	36,230
Incremental shares with dilutive effect:
Stock options	992	1,279	1,279
Restricted stock awards	27	80	174
Warrants	29	67	82

Dilutive	38,204	38,258	37,765

Net Income per share
Basic	$0.65	$0.57	$0.35
Dilutive	0.64	0.55	0.33

Note 12 – Employee Benefit Plan

We maintain a defined contribution pension plan for our U.S. employees established pursuant to the provisions of Section 401(k) of the Internal Revenue Code, which provides benefits for eligible employees of the company and allow us to match employee contributions. For the years ended December 31, 2008, 2007 and 2006, we contributed $100, $72 and $57, respectively, to this plan as matching contributions.

We also maintain a pension plan for our Belgian employees, in compliance with Belgian law. The plan is a defined contribution plan, but has a minimum return guarantee under Belgian law. Returns guaranteed by the pension plan administrator are essentially equal to the legal requirement. For the years ended December 31, 2008, 2007and 2006, the company contributed $386, $288 and $206, respectively, to this plan.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Note 13 – Geographic, Customer and Supplier Information

We classify our sales by our customers’ locations in four geographic regions: 1) EMEA, which includes Europe, the Middle East and Africa; 2) the United States, which for our purposes includes sales in Canada; 3) Asia Pacific Rim; and 4) Other Countries, including Australia, Latin America and Central Asia. Information regarding geographic areas for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Europe, Middle East, Africa (EMEA)	United States	Asia Pacific	Other Countries	Total
2008
Revenue	$89,511	$7,783	$10,116	$25,567	$132,977
Gross profit	59,352	6,577	6,346	19,695	91,970
Long-lived assets	20,123	450	65	2,052	22,690

2007
Revenue	$81,726	$9,264	$13,728	$15,262	$119,980
Gross profit	49,527	7,632	6,630	15,323	79,112
Long-lived assets	20,353	773	52	365	21,543

2006
Revenue	$47,449	$7,397	$6,281	$14,935	$76,062
Gross profit	31,566	6,196	4,009	9,932	51,703
Long-lived assets	19,442	628	13	779	20,862

For the years 2008, 2007 and 2006, our top 10 customers contributed 44%, 45% and 49%, respectively, of total worldwide revenue. In 2008 and in 2007, no one customer exceeded 10% of total revenue. In 2006, one customer accounted for 10.3% of total revenue.

The majority of our products are manufactured by four independent vendors, one headquartered in Europe and the other three in Hong Kong. Our hardware DIGIPASSES are assembled at facilities in mainland China.

Note 14 – Commitments and Contingencies

The company leases office space and automobiles under operating lease agreements expiring at various times through 2017. Future minimum rental payments required under non-cancelable leases are as follows:

Year	Amount
2009	2,927
2010	2,446
2011	1,963
2012	1,618
2013	1,201
Thereafter	3,956

Total	$14,111

Rent expense under operating leases aggregated $2,228, $1,838 and $1,229 for the years ended December 31, 2008, 2007 and 2006, respectively. Rent expense is recorded on a straight-line basis over the life of the lease agreement.

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

Note 15 – Quarterly Results of Operations (unaudited)

In the fourth quarter of 2008, we recorded an impairment charge of $1,276 to cost of goods sold related to a product development project for a potential future customer where the carrying value was not recoverable. In the fourth quarter of 2008, we also reduced the valuation reserve of the deferred tax asset for the NOL carryforwards for our foreign subsidiaries. The valuation reserve adjustment decreased our tax expense by $782. In the fourth quarter of 2007, we recorded an adjustment of $1,069 to income tax expense to adjust from the estimated annual effective tax rate of 28% used in the third quarter to our actual effective tax rate of 32.4%. The quarterly results of operations are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Net sales	$28,928	$35,409	$39,705	$28,935
Gross profit	20,039	25,402	27,839	18,689
Operating expenses	14,198	16,356	16,400	16,879
Operating income	5,841	9,046	11,439	1,810
Net income	4,896	7,458	9,123	2,812
Net income per share:
Basic	$0.13	$0.20	$0.25	$0.08
Fully diluted	0.13	0.20	0.24	0.07

2007
Net sales	$26,405	$32,442	$29,977	$31,156
Gross profit	17,530	20,687	19,968	20,927
Operating expenses	10,658	11,237	11,715	14,609
Operating income	6,872	9,450	8,253	6,318
Net income	4,963	6,856	5,872	3,272
Net income per share:
Basic	$0.14	$0.19	$0.16	$0.09
Fully diluted	0.13	0.18	0.15	0.09

Due to rounding in earnings per share, the sum of the quarters may not be equal to the full year.

SCHEDULE II

VASCO DATA SECURITY INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Beginning balance	Additions		Deductions	Ending balance
		Bad debt expense/ (recovery)	Foreign currency translation	Accounts written off
Allowance for doubtful accounts for trade accounts receivable
Year ended December 31, 2008	$452	322	(24)	(41)	$708
Year ended December 31, 2007	$712	$80	$87	$(427)	$452
Year ended December 31, 2006	156	522	34	—	712

See accompanying independent auditors’ report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2009.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 13, 2009.

POWER OF ATTORNEY

Each of the undersigned, in his capacity as an officer or director, or both, as the case may be, of VASCO Data Security International, Inc. does hereby appoint T. Kendall Hunt, and each of them severally, his true and lawful attorneys or attorney to execute in his name, place and stead, in his capacity as director or officer, or both, as the case may be, this Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and any and all amendments thereto and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission. Each of said attorneys shall have power to act hereunder with or without the other attorney and shall have full power and authority to do and perform in the name and on behalf of each of said directors or officers, or both, as the case may be, every act whatsoever requisite or necessary to be done in the premises, as fully and to all intents and purposes as to which each of said officers or directors, or both, as the case may be, might or could do in person, hereby ratifying and confirming all that said attorneys or attorney may lawfully do or cause to be done by virtue hereof.

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