Form 10-Q
period 2009-03-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2009-05-08
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

[ ]	TraNSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________

Commission file number 000-24389

VASCO Data Security International, Inc.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-4169320
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1901 South Meyers Road, Suite 210

Oakbrook Terrace, Illinois 60181

(Address of Principal Executive Offices)(Zip Code)

(630) 932-8844

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ (do not check if smaller reporting company)	Accelerated filer Smaller reporting company	☒ ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    ☐   Yes    ☒  No

There were 37,487,295 shares of Common Stock, $.001 par value per share, outstanding at April 30, 2009.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended March 31, 2009

This report may contain trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, DIGIPASS, VACMAN, aXsGUARD and IDENTIKEY.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2009	2008
ASSETS	(unaudited)
Current assets:
Cash and equivalents	$57,329	$57,714
Accounts receivable, net of allowance for doubtful accounts	21,558	24,951
Inventories	12,857	13,376
Prepaid expenses	1,925	1,926
Foreign sales tax receivable	1,402	7,452
Deferred income taxes	410	284
Other current assets	85	199

Total current assets	95,566	105,902

Property and equipment:
Furniture and fixtures	3,433	3,589
Office equipment	5,682	5,364

	9,115	8,953
Accumulated depreciation	(4,719)	(4,777)

Property and equipment, net	4,396	4,176

Goodwill, net of accumulated amortization	12,726	13,584
Intangible assets, net of accumulated amortization	1,875	1,997
Other assets, net of accumulated amortization	1,789	2,291

Total assets	$116,352	$127,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	4,986	10,349
Deferred revenue	5,373	5,881
Accrued wages and payroll taxes	4,317	5,780
Income taxes payable	2,662	3,114
Other accrued expenses	2,714	3,285
Current deferred compensation	—	1,434
Current deferred income taxes	262	129

Total current liabilities	20,314	29,972

Accrued compensation	—	1,352
Deferred revenue	710	888
Deferred tax liability	261	454

Total liabilities	21,285	32,666

Stockholders’ equity:
Common stock, $.001 par value - 75,000 shares authorized:
37,487 and 37,340 shares issued and outstanding at March 31, 2009, and December 31, 2008, respectively	37	37
Additional paid-in capital	66,475	66,700
Accumulated income	28,319	24,856
Accumulated other comprehensive income	236	3,691

Total stockholders’ equity	95,067	95,284

Total liabilities and stockholders’ equity	$116,352	$127,950

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2009	2008

Net revenue	$23,175	$28,928

Cost of goods sold	6,477	8,889

Gross profit	16,698	20,039

Operating costs:
Sales and marketing	7,059	7,700
Research and development	2,444	2,691
General and administrative	2,366	3,535
Amortization of purchased intangible assets	107	272

Total operating costs	11,976	14,198

Operating income	4,722	5,841

Interest income, net	143	257
Other income (expense), net	(248)	261

Income before income taxes	4,617	6,359
Provision for income taxes	1,154	1,463

Net income	$3,463	$4,896

Net income per share:
Basic	$0.09	$0.13

Diluted	$0.09	$0.13

Weighted average common shares outstanding:
Basic	37,308	37,109

Diluted	38,022	38,308

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended March 31,
	2009	2008

Net income	$3,463	$4,896

Other comprehensive income –
Cumulative translation adjustment	(3,455)	3,441

Comprehensive income	$8	$8,337

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$3,463	$4,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	828	919
Deferred tax expense (benefit)	(80)	253
Equity plan awards (income) expense	(3,129)	670
Changes in assets and liabilities:
Accounts receivable, net	2,149	5,547
Inventories	517	(1,330)
Prepaid expenses	(87)	46
Foreign sales tax receivable	6,036	(1,052)
Other assets	122	(503)
Accounts payable	(5,285)	(1,132)
Income taxes payable	(442)	584
Deferred revenue	(495)	(475)
Accrued wages and payroll taxes	(1,232)	(364)
Accrued expenses	(506)	(334)
Long-term deferred revenue	(175)	169

Net cash provided by operations	1,684	7,894

Cash flows from investing activities:
Additions to property and equipment	(573)	(470)
Additions to goodwill and intangibles	(77)	—

Net cash used in investing activities	(650)	(470)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	119	52

Net cash provided by financing activities	119	52

Effect of exchange rates on cash	(1,538)	1,506

Net increase (decrease) in cash	(385)	8,982
Cash and cash equivalents, beginning of year	57,714	38,833
Cash and cash equivalents, end of period	$57,329	$47,815

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

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

VASCO Data Security International, Inc. and its wholly owned subsidiaries design, develop, market and support security products and services which manage and protect against unauthorized access to computer systems of corporate and government customers. VASCO has operations in Austria, Australia, Bahrain, Belgium, Brazil, China, India, Japan, the Netherlands, Singapore, the United States (U.S.) and Switzerland.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of VASCO Data Security International, Inc. and its subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The financial position and results of operations of our operations in Singapore and Switzerland are measured in U.S. Dollars. For these subsidiaries, gains and losses that result from foreign currency transactions are included in the consolidated statements of operations.

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

Maintenance and Support Agreements: Maintenance and support agreements generally call for us to provide software updates and technical support, respectively, to customers. Revenue on maintenance and technical support is deferred and recognized ratably over the term of the maintenance and support agreements.

Consulting and Education Services: We provide consulting and education services to our customers. Revenue from such services is recognized during the period in which the services are performed.

Multiple-Element Arrangements: We allocate revenue to the various elements of the arrangements based on the estimated fair value of each deliverable as required by SOP 97-2. The fair value for each element is based on the price charged when that element is sold separately, renewal rates and other methods. When discounts are given in a multiple-element arrangement, a proportionate amount of the discount is applied to each element based on each element’s fair value without regard to the discount. The estimated fair value of undelivered elements is deferred and recorded as revenue when services are performed or products are delivered. For sales arrangements in which vendor specific objective evidence (VSOE) of fair value has not been established, revenue for all elements is deferred and amortized over the life of the arrangement.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are high-quality short term money market instruments, with original maturities of three months or less. Cash and equivalents are held by a number of U.S. and non-U.S. commercial banks and money market investment funds.

Accounts Receivable and Allowance for Doubtful Accounts

The credit-worthiness of customers is reviewed prior to shipment. A reasonable expectation of collection is a requirement for revenue recognition. Verification of credit and/or the establishment of credit limits are part of the customer contract administration process. Credit limit adjustments for existing customers may result from the periodic review of outstanding accounts receivable. The company records trade accounts receivable at invoice values, which are generally equal to fair value.

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

We have significant net operating loss carryforwards in the U.S. and other countries which are available to reduce the liability on future taxable income. A valuation reserve has been provided for the U.S. operating loss carryforwards to offset most of these future benefits because we have not determined that their realization is more likely than not.

Fair Value of Financial Instruments

At March 31, 2009 and December 31, 2008, our financial instruments were cash equivalents, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies. The fair values of the financial instruments were not materially different from their carrying amounts at March 31, 2009 and December 31, 2008.

Accounting for Leases

All of our leases are operating leases. Rent expense on facility leases is charged evenly over the life of the lease, regardless of the timing of actual payments.

Goodwill and Other Intangibles

We account for goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Indefinite-lived intangible assets include proprietary technology and other intangible assets. Intangible assets other than patents with definite lives are amortized over the useful life, generally three to seven years for proprietary technology. Patents are amortized over the life of the patent, generally 20 years in the U.S.

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

Long-lived assets, including property, plant and equipment, identifiable intangible assets being amortized and capitalized software costs, are reviewed for impairment in accordance with SFAS Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. In accordance with SFAS No. 144, an impairment loss shall be recognized if the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived assets exceeds its fair value. Long-lived assets held for sale are reported at the lower of carrying value or fair value less cost to sell.

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

	March 31,	December 31,
	2009	2008
Accounts receivable	$21,905	$25,659
Allowance for doubtful accounts	(347)	(708)

Accounts receivable, net	$21,558	$24,951

Note 3 – Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the FIFO method.

Inventories are comprised of the following:

	March 31, 2009	December 31, 2008
Component parts	$8,965	$9,925
Work-in-process and finished goods	3,892	3,451

Total	$12,857	$13,376

Note 4 – Goodwill and Other Intangibles

Intangible asset activity for the three months ended March 31, 2009, and the composition of the March 31, 2009 balance is detailed in the following table. The majority of our goodwill and intangibles is denominated in local currencies and are subject to currency fluctuations.

	Capitalized	Patents &	Total Intangible
	technology	trademarks	assets	Goodwill
Net balance at December 31, 2008	$1,454	$543	$1,997	$13,584
Additions	-	77	77	-
Net translation loss	(92)	-	(92)	(858)
Amortization expense	(102)	(5)	(107)	-

Net balance at March 31, 2009	$1,260	$615	$1,875	$12,726

Note 5 – Other Assets – Long Term

Other assets is comprised mostly of two components: instructional video software and deemed compensation. The cost of the instructional video software was capitalized in the fourth quarter of 2006 in accordance with SFAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed and is being amortized on a straight line basis over a three year life, or pro rata based on actual sales as a percentage of expected sales, whichever is larger.

Deemed compensation represents the long-term portion of the Able NV acquisition price which is contingent upon the seller’s continued employment with the company over a four year period ending October 2010. We acquired Able NV in 2006. As of March 31, 2009, the amount to be amortized over the next twelve months was $413 and has been classified as a prepaid expense.

Amortization of the instructional video software and deemed compensation is included in sales and marketing expense. Amortization of deferred tax assets is charged to income tax expense. The following table summarizes other long-term assets for the three months ended March 31, 2009:

	Instructional software	Deemed compen- sation	Deferred tax assets	Other assets	Total other assets
Net balance at December 31, 2008	$823	$367	$972	$129	$2,291

Additions/(reductions)	-	-	(103)	(11)	(114)
Net translation gain	(52)	(23)	-	-	(75)
Amortized/expensed	(210)	(103)	-	-	(313)

Net balance at March 31, 2009	$561	$241	$869	$118	$1,789

Note 6 – Income Taxes

Our effective tax rate for 2009 is expected to be 25%. This is lower than the U.S. statutory rate primarily due to income in foreign jurisdictions which is taxed at lower rates. The expected tax rate for 2008 was 23% in the first quarter of 2008. The expected tax rate in the first quarter of 2008 also benefited from income in foreign jurisdictions which is taxed at lower rates.

At December 31, 2008, we had U.S. net operating loss (NOL) carryforwards of $22,422. Of this amount, $16,064 is available to offset future taxable income. The remainder represents tax deductions for employee stock option gains which would be credited to paid-in capital. The U.S. loss carryforwards expire in varying amounts beginning in 2018 and continuing through 2027. In addition, if certain substantial changes in the company’s ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized. A valuation reserve has been provided for the U.S. operating loss carryforwards to offset most of these future benefits because we have not determined that their realization is more likely than not.

At December 31, 2008, we also had foreign NOL carryforwards of $5,895. The foreign NOL carryforwards have no expiration dates.

Note 7 – Stock Compensation Plan

In the first quarter of 2009, we awarded 192 shares of restricted stock under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated, consisting of 109 issued shares and 83 shares that are subject to future performance criteria and, therefore, have not been issued. The market value of the restricted shares was $1,644 at the date of grant and will be amortized over their respective vesting periods, which range from one to four years.

Also, in the first quarter 2009, we reversed $2,002 of expense accrued at December 31, 2008, related to long-term, performance based, incentive awards that were granted in 2007 and 2008 under the 1997 Stock Compensation Plan, as Amended and Restated, that are not likely to be achieved.

The following table details the stock-based compensation expense incurred in the three months ended March 31, 2009 and 2008:

	Three months ended March 31
	2009		2008
Stock options	$11		$70
Restricted stock	(354	)(1)	323
Long-term incentive plan	(1,352)		277

Total non-cash compensation	$(1,695)		$670

(1) Includes $296 expense not related to the 2007 and 2008 long-term, performance based incentive awards.

Note 8 – Common Stock and Earnings per Share

The following table summarizes the activity of VASCO’s common stock for the three months ended March 31, 2009:

	Common stock issued
	Number of shares	Value of shares
Exercise of options	38	$119
Restricted stock awards	109	936

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three month periods ended March 31, 2009 and 2008 follow:

	Three months ended March 31,
	2009	2008
Net income	$3,463	$4,896

Weighted average common shares outstanding
Basic	37,308	37,109
Incremental shares with dilutive effect:
Stock options	714	1,081
Restricted stock awards	-	56
Warrants	-	62

Dilutive	38,022	38,308

Net income per share
Basic	$0.09	$0.13
Dilutive	$0.09	$0.13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except headcount, ratios, time periods and percents)

Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “VASCO,” “company,” “we,” “our,” and “us” refer to VASCO Data Security International, Inc. and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 concerning, among other things, the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and the anticipated future growth in certain markets in which we currently market and sell our products or anticipate selling and marketing our products in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect,” “believe,” “will,” “anticipate,” “emerging,” “intend,” “plan,” “could,” “may,” “estimate,” “should,” “objective” and “goal” and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors have been described in greater detail in VASCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission, and include, but are not limited to, (a) risks of general market conditions, including currency fluctuations and the unprecedented uncertainties resulting from the current turmoil in world economic and financial markets, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, changing government regulations and (c) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements.

General

The following discussion is based upon our consolidated results of operations for the three months ended March 31, 2009 and 2008 (percentages in the discussion may be rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-Q and our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

We design, develop market and support open standards-based hardware and software security systems that manage and secure access to information assets. We also design, develop, market and support patented Strong User Authentication products and services for e-business and e-commerce. Our products enable secure financial transactions to be made over private enterprise networks and public networks, such as the Internet. Our Strong User Authentication is delivered via our hardware and software DIGIPASS security products (collectively DIGIPASSES), most of which incorporate an electronic signature capability, which further protects the integrity of electronic transactions and data transmissions. Some of our DIGIPASSES are compliant with the Europay MasterCard Visa (EMV) standard and are compatible with MasterCard’s and VISA’s Chip Authentication Program (CAP). Some of our DIGIPASS units comply with the Initiative for Open Authentication (OATH). As evidenced by our current customer base, our products are purchased by companies and, depending on the business application, are distributed to either their employees or their customers. Those customers may be other businesses or, as an example in the case of Internet banking, our customer banks’ corporate and retail customers.

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

Comparison of Results for the Three Months Ended March 31, 2009 and 2008

Industry Growth: We do not believe that there are any accurate measurements of the total industry’s size or the industry’s growth rate. Also, given the current turmoil in world economic and financial markets and the worldwide recession, we expect that the industry may not grow in 2009 and may, in fact, decline if the economic conditions do not improve. We do believe, however, that over the longer term, the industry will grow at a significant rate. We expect that growth will be driven by new government regulations, growing awareness of the impact of identity theft, and the growth in commerce that is transacted electronically. The issues driving the growth are global issues and the rate of adoption in each country is a function of that country’s culture, the competitive position of businesses operating in those countries, the country’s overall economic conditions and the degree to which businesses and consumers within the country use technology.

Economic Conditions: Our revenue may vary significantly with changes in the economic conditions in the countries in which we sell products. With our current concentration of revenue in Europe and specifically in the banking/finance vertical market, significant changes in the economic outlook for the European banking market may have a significant effect on our revenue. As is currently the case, during difficult economic periods, our customers may delay the rollout of existing applications and defer purchase decisions related to the implementation of our product in new applications. We have responded to the current economic conditions by focusing our sales efforts on markets that we believe have the most near-term opportunity and implementing a cost containment initiative, which includes but is not limited to a hiring freeze. We believe that these actions will allow us to remain profitable while not diminishing the value of key investments we have made over the last two years to build a strong infrastructure that will support our long-term growth.

Currency Fluctuations: In the first quarter of 2009 and 2008, approximately 95% and 92%, respectively, of our revenue was generated outside the United States. In addition, approximately 88% and 73%, respectively, of our operating expenses were incurred outside the United States. Excluding the benefit derived in the first quarter of 2009 from the reversal of accruals for performance-based equity incentive awards of $2,002, 75% of our operating expenses were incurred outside of the United States. Changes in currency exchange rates, especially from the Euro to U.S. Dollar, can have a significant impact on revenue and expenses.

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

The U.S. Dollar strengthened by approximately 13% against the Euro and 37% against the Australian Dollar for the quarter ended March 31, 2009, as compared to the same period in 2008. We estimate that the strengthening of the U.S. Dollar versus these two currencies in 2009 compared to 2008 resulted in a decrease in revenue of approximately $1,869 for the quarter ended March 31, 2009, compared to the same period in 2008 and a decrease in operating expenses of approximately $1,438 for the quarter ended March 31, 2009, compared to the same period in 2008.

The financial position and results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland and Singapore (in which the functional currency is the U.S. Dollar), are generally measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders’ equity. Revenue and expenses are translated at average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other non-operating income (expense). Foreign exchange transaction losses aggregating $521 in the first quarter of 2009 compare to gains of $341 in the first quarter of 2008.

Revenue

Revenue by Geographic Regions: We classify our sales by customers’ location in four geographic regions: 1) EMEA, which includes Europe, the Middle East and Africa; 2) the United States, which for our purposes includes sales in Canada; 3) Asia Pacific; and 4) Other Countries, including Australia, Latin America and Central Asia. The breakdown of revenue for the three months ended March 31, 2009 and 2008 in each of our major geographic regions follows:

	EMEA	United States	Asia Pacific	Other Countries	Total
Three months ended March 31:

Total Revenue:
2009	$16,510	$1,139	$2,853	$2,673	$23,175
2008	19,460	2,396	3,151	3,921	28,928

Percent of Total:
2009	71%	5%	12%	12%	100%
2008	67%	8%	11%	14%	100%

Total revenue in the first quarter of 2009 decreased $5,753, or 20%, over first quarter 2008. The decrease was primarily attributable to a decrease in the number of units shipped, a decrease in non-hardware revenue and the strengthening of the U.S. Dollar as compared to the Euro, as previously noted. In the first quarter of 2009, we saw a change in our banking customers’ buying patterns. Our existing banking customers are depleting their DIGIPASS inventories and placing more frequent, smaller orders as compared to one or two large orders a year, as was the case in the past.

Non-hardware revenue, which includes software, maintenance, support, customization, warranty and other services, was 20% of revenue in both the first quarter of 2009 and first quarter 2008.

Revenue generated in EMEA during the first quarter 2009 was $2,950, or 15%, lower than the first quarter of 2008. The decrease was primarily attributable to factors noted above related to the quarter as a whole and reflected decreased revenue in both the banking and enterprise security markets.

Revenue generated in the United States during the first quarter was $1,257, or 52%, lower than the first quarter of 2008. Revenue in the United States declined in both the banking and enterprise security markets and is due, in part we believe, to broad economic conditions that have been widely publicized. The U.S. banking market continues to defer the decision to implement strong authentication for users of its retail Internet banking services, but we believe that we are well positioned to meet the needs of the U.S. market when banks decide to deploy strong user authentication to their retail banking customers.

Revenue generated in the Asia Pacific region during the first quarter was $298, or 9%, lower than the first quarter of 2008. The decrease was attributable to the banking market partially offset by an increase in the enterprise security market.

Revenue generated from other countries during the first quarter was $1,248, or 32%, lower than the first quarter of 2008. The decrease in other countries was primarily due to declines in South American markets where the initial deployments with large banking customers were completed in 2008. VASCO continues to invest in new markets, as evidenced by the opening of a new sales office in Bahrain in the first quarter 2009 and one in India in July 2008, to help penetrate the developing markets for strong user authentication.

Revenue by Target Market: Revenue is generated currently from two primary markets, banking/finance (Banking) and Enterprise Security, through the use of both direct and indirect sales channels. The Enterprise Security market includes corporations, business-to-business, business-to-consumer, e-commerce, e-government and various other vertical application markets that are not related to banking or finance. The breakdown of revenue between the two primary markets was as follows:

	Banking	Enterprise Security	Total
Three months ended March 31:

Total Revenue:
2009	$17,289	$5,886	$23,175
2008	23,081	5,847	28,928

Percent of Total:
2009	75%	25%	100%
2008	80%	20%	100%

Revenue in the first quarter of 2009 from the Banking market decreased $5,792, or 25%, over the first quarter of 2008 and revenue from the Enterprise Security market increased $39, or less that 1%, in the same period. The decrease in revenue in the Banking market is attributable to a decrease in the number of units shipped as customers deplete their inventories as mentioned above, a decrease in non-hardware revenue and the strengthening of the U.S. Dollar as compared to the Euro, as previously noted. The increase in the Enterprise Security market was attributable to an increase in the number of units shipped partially offset by a decrease in non-hardware revenues and the strengthening of the U.S. Dollar as compared to the Euro.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue for the three months ended March 31, 2009 and 2008:

	Three months ended
	March 31,
	2009	2008
Net revenues	100.0%	100.0%

Cost of goods sold	27.9%	30.7%

Gross profit	72.1%	69.3%

Operating costs:
Sales and marketing	30.5%	26.6%
Research and development	10.5%	9.3%
General and administrative	10.2%	12.2%
Amortization of purchased intangible assets	0.5%	1.0%

Total operating costs	51.7%	49.1%

Operating income	20.4%	20.2%

Interest income	0.6%	0.9%
Other income (expense)	-1.1%	0.9%

Income before income taxes	19.9%	22.0%
Provision for income taxes	5.0%	5.1%

Net income	14.9%	16.9%

Gross Profit

Consolidated gross profit for the quarter ended March 31, 2009 was $16,698, a decrease of $3,341, or 17%, from the quarter ended March 31, 2008. Gross profit as a percentage of revenue (gross profit margin) was 72% for the quarter ended March 31, 2009, as compared to 69% for the quarter ended March 31, 2008. The increase in gross profit as a percentage of revenue for the first quarter of 2009 compared to 2008 primarily reflects:

•	a higher percentage of our revenue from the Enterprise Security market, which generally has margins that are 20-25% points higher than the banking market, and
•	lower non-product related costs, both partially offset by,
•	the negative impact of changes in foreign currency rates.

The majority of our inventory purchases are denominated in U.S. Dollars. Also, as previously noted, our sales are denominated in various currencies including the Euro and Australian Dollar. As the U.S. Dollar has strengthened, when compared to the Euro and Australian Dollar in the same periods in the prior year, revenue from sales made in Euros and Australian Dollars decreased, as measured in U.S. Dollars, without the corresponding decrease in cost of goods sold. The impact from changes in currency rates as noted above are estimated to have decreased revenue by approximately $1,869 for the quarter ended March 31, 2009. Had the currency rates in 2009 been equal to the rates in 2008, the gross profit rate would have been approximately 2.1 percentage points higher for the three months ended March 31, 2009.

Operating Expenses

Our operating expenses are generally based on anticipated revenue levels and the majority of such expenses are fixed over short periods of time. As a result, small variations in the amount of revenue recognized in any given quarter could cause significant variations in the quarter-to-quarter comparisons of either the absolute amounts of operating income or operating income as a percentage of revenue. As mentioned earlier we have implemented a cost containment initiative, which includes but is not limited to a hiring freeze. We believe that these actions will allow us to remain profitable while not diminishing the value of key investments we have made over the last two years to build a strong infrastructure that will support our long-term growth.

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended March 31, 2009 were $7,059, a decrease of $641, or 8%, from the first quarter of 2008. This decrease in sales and marketing expenses is primarily related to:

•	the reversal of long-term, performance-based, incentive awards accrued through December 31, 2008, that are not likely to be achieved, of $684 and
•	the impact of a stronger U.S. Dollar compared to the Euro, both partially offset by,
•

increased compensation expenses related to an increase in headcount (the average sales, marketing and operations employee headcount increased 23% to 170 in the first quarter of 2009 from 138 in the first quarter of 2008), and

•

increased expenses related to our recently opened sales offices primarily in Brazil, Japan and India. Expenses related to new sales offices were $312, or 155%, higher in the first quarter 2009 when compared to the first quarter 2008.

Research and Development Expenses

Consolidated research and development expenses for the quarter ended March 31, 2009, were $2,444, a decrease of $247, or 9%, from the first quarter of 2008. This decrease was primarily due to:

•	the reversal of long-term, performance-based, incentive awards accrued through December 31, 2008, that are not likely to be achieved of $371, and
•	a stronger U.S. Dollar compared to the Euro and Australian Dollar, both partially offset by,
•

increased compensation expense related to an increase in headcount (the average research and development employee headcount increased 26% to 93 in the first quarter of 2009 from 74 in the first quarter of 2008).

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended March 31, 2008, were $2,366, a decrease of $1,169, or 33%, from the first quarter of 2008. This decrease is primarily due to:

•	the reversal of long-term, performance-based, incentive awards, accrued through December 31, 2008, that are not likely to be achieved of $947,
•	lower recruiting, purchased services expenses and professional fees,
•	lower bad debt expense due to the recovery of amounts reserved previously, and
•	the stronger U.S. Dollar, all partially offset by,
•

increased compensation expenses related to an increase in headcount (the average general and administrative employee headcount increased 47% to 47 in the first quarter of 2009 from 32 in the first quarter of 2008).

Amortization of Intangible Assets

Amortization of intangible assets for the first quarter of 2009 decreased $165 over the comparable periods in 2008. The decrease in amortization expense reflects the fact that the intangible assets related to our acquisition of Identikey Ltd. in March 2001 were fully amortized in the first quarter of 2008.

Interest Income

Consolidated net interest income was $143 in the first quarter of 2009 as compared to income of $257 in the first quarter of 2008. The decline in interest income reflects the lower interest rates paid on invested cash balances partially offset by higher average cash balances. Our average cash balance in the first quarter of 2009 of $57,522 was $14,198, or 33%, higher than in the first quarter of 2008.

Other Income (Expense), Net

Other income (expense) primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our export business in those countries and other miscellaneous non-operational, non-recurring expenses. Other expense for the first quarter of 2009 was $248 and compares to other income of $261 for the first quarter of 2008. The decrease in other income (expense) primarily reflects exchange losses of $521 in the first quarter of 2009 compared to exchange gains of $341 in the first quarter of 2008 partially offset by an increase in $352 in other income mostly related to government subsidies.

Income Taxes

Income tax expense for the first quarter of 2009 was $1,154, a decrease of $309 from the first quarter of 2008. The decrease in tax expense is attributable to a decline in pretax income partially offset by a higher effective tax rate. The effective tax rate was 25% for the first quarter of 2009 and compares to 23% for the first quarter of 2008. The effective tax rate for both periods reflects our estimate of our full-year tax rate at the end of each respective period. The increase in the tax rate is primarily attributable to a reduction in pretax profits in tax jurisdictions that either have a lower statutory tax rate or have tax loss carryforwards that have been reserved. During this period of economic uncertainty, we believe that our effective tax rate may vary significantly quarter to quarter as actual earnings or losses are realized in countries with lower tax rates or with loss carryforwards that have been reserved.

At December 31, 2008, we had U.S. net operating loss carryforwards of $22,422. A valuation allowance has been provided to offset the future tax benefits because we have not determined that their realization is more likely than not. Of this amount, $16,064 may reduce future tax expense if the valuation reserve is released. The remainder represents tax deductions for employee stock option gains which would be credited to paid-in capital. The U.S. loss carryforwards expire in varying amounts beginning in 2018 and continuing through 2027. In addition, if certain substantial changes in the company’s ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized.

At December 31, 2008, we also had foreign loss carryforwards of $5,895. The foreign loss carryforwards have no expiration dates.

Liquidity and Capital Resources

Our net cash balance was $57,329 at March 31, 2009, a decrease of $385, or less than 1%, from $57,714 at December 31, 2008. The decrease in cash from December 31, 2008 primarily reflected the pay down of current liabilities and the impact of the strengthening of the U.S. dollar partially offset by positive earnings before interest, taxes, depreciation and amortization (EBITDA).

At March 31, 2008, we had working capital of $75,252, a $678 decrease, or less than 1%, from $75,930 reported at December 31, 2008. The decrease in working capital was primarily related to the impact of the strengthening of the U.S. dollar.

Days sales outstanding (DSO) in net accounts receivable increased to 84 days at March 31, 2008, from 79 days at December 31, 2008 The increase in DSO reflects the lower level of average daily sales in the first quarter of 2009 compared to the first quarter of 2008.

EBITDA from continuing operations for the three months ended March 31, 2009, and 2008 was $5,302 and $7,021, a decrease of $1,719, or 24%, from the same period of the prior year. A reconciliation of EBITDA to net income for the three months ended March 31, 2009, and 2008 follows:

	Three months ended March 31,
	2009	2008
	(in thousands, unaudited)

EBITDA	$5,302	$7,021

Interest income, net	143	257
Provision for income taxes	(1,154)	(1,463)
Depreciation and amortization	(828)	(919)

Net income	$3,463	$4,896

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

We maintain a line of credit with Fortis Bank, SA/NV, Brussels, Zurich Branch. Under terms of the agreement, we can borrow an amount equal to 80% of our Belgium subsidiary’s defined accounts receivable up to a maximum of 5,000 Euros. Borrowing under the line of credit may be denominated in Euros, U.S. Dollars or Swiss Francs. If the borrowings are denominated in Euros, we are obligated to pay interest at the monthly average of the EONIA (Euro Over Night Index Average) plus 2.5% per year. If the borrowings are denominated in U.S. Dollars, we are obligated to pay interest at the U.S. Dollar Fed Fund Rate plus 2.5% per year. If the borrowings are denominated in Swiss Francs, we are obligated to pay interest at the Swiss National Bank Repo rate plus 2.5% per year. Either party can terminate the credit line with 14 days notice without penalty. If terminated, all borrowings under the line then outstanding would be due and payable. Fortis can also terminate the credit line immediately if VASCO fails to observe the specific terms of the credit line, becomes insolvent, ceases operation or experiences a change in control. We had no borrowings under the credit line at March 31, 2009.

While we believe that our financial resources and current borrowing arrangements are adequate to meet our operating needs, we anticipate that the difficult current economic conditions that exist on a worldwide basis today may require us to modify our business plans. In the current economic environment there is an increased risk that customers may delay their orders until the economic conditions stabilize or improve. If a significant number of orders are delayed for an indefinite period of time, our revenue and cash receipts may not be sufficient to meet the operating needs of the business. If this is the case, we may need to borrow against our credit line, significantly reduce our workforce, sell certain of our assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenue and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions. For additional information related to risks, refer to Certain Factors noted in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Recently Issued Accounting Pronouncements

There were no recently issued accounting pronouncements that are deemed likely to have a significant impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2009. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December  31, 2008.

Item 4. Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q and in other reports required to be filed under the Securities Exchange Act of 1934, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission for such filings. As required by Rule 13a-15(b) under the Exchange Act, our management, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2009. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the other members of our management, have determined that as of March 31, 2009, the disclosure controls and procedures were and are effective as designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act relating to us and our consolidated subsidiaries would be accumulated and communicated to them, as appropriate, to allow timely disclosures regarding required disclosures.

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit 10.1 – Employment Agreement Amendment, dated April 23, 2009, between VASCO Data Security International, Inc. and Jan Valcke. (Incorporated by reference – Form 8-K filed April 28, 2009.)

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2009.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2009

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2009.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2009.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown
Clifford K. Bown Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1 – Employment Agreement Amendment, dated April 23, 2009, between VASCO Data Security International, Inc. and Jan Valcke. (Incorporated by reference – Form 8-K filed April 28, 2009.)

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2009.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2009.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2009.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2009.