Form 10-Q
period 2009-06-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2009-08-07
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________

Commission file number 000-24389

VASCO Data Security International, Inc.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-4169320
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1901 South Meyers Road, Suite 210

Oakbrook Terrace, Illinois 60181

(Address of Principal Executive Offices)(Zip Code)

(630) 932-8844

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

There were 37,487,295 shares of Common Stock, $.001 par value per share, outstanding at July 31, 2009.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended June 30, 2009

This report may contain trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, DIGIPASS, VACMAN, aXsGUARD and IDENTIKEY.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2009	2008
ASSETS	(unaudited)
Current assets:
Cash and equivalents	$67,589	$57,714
Accounts receivable, net of allowance for doubtful accounts	17,402	24,951
Inventories	12,321	13,376
Prepaid expenses	1,560	1,926
Foreign sales tax receivable	1,201	7,452
Deferred income taxes	431	284
Other current assets	112	199

Total current assets	100,616	105,902

Property and equipment:
Furniture and fixtures	3,958	3,589
Office equipment	6,142	5,364

	10,100	8,953
Accumulated depreciation	(5,278)	(4,777)

Property and equipment, net	4,822	4,176

Goodwill, net of accumulated amortization	13,537	13,584
Intangible assets, net of accumulated amortization	1,885	1,997
Other assets, net of accumulated amortization	1,494	2,291

Total assets	$122,354	$127,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,193	$10,349
Deferred revenue	5,589	5,881
Accrued wages and payroll taxes	4,821	5,780
Income taxes payable	2,636	3,114
Other accrued expenses	3,177	3,285
Current deferred compensation	-	1,434
Current deferred income taxes	262	129

Total current liabilities	20,678	29,972

Accrued compensation	128	1,352
Deferred revenue	578	888
Deferred tax liability	253	454

Total liabilities	21,637	32,666

Stockholders’ equity:
Common stock, $.001 par value - 75,000 shares authorized:
37,487 and 37,340 shares issued and outstanding at June 30, 2009, and December 31, 2008, respectively	37	37
Additional paid-in capital	66,773	66,700
Accumulated income	30,361	24,856
Accumulated other comprehensive income	3,546	3,691

Total stockholders’ equity	100,717	95,284

Total liabilities and stockholders’ equity	$122,354	$127,950

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net revenue	$24,458	$35,409	$47,633	$64,337

Cost of goods sold	7,746	10,007	14,224	18,895

Gross profit	16,712	25,402	33,409	45,442

Operating costs:
Sales and marketing	8,033	9,036	15,092	16,737
Research and development	3,017	2,966	5,461	5,656
General and administrative	4,200	4,230	6,565	7,765
Amortization of purchased intangible assets	110	124	217	396

Total operating costs	15,360	16,356	27,335	30,554

Operating income	1,352	9,046	6,074	14,888

Interest income, net	165	277	308	534
Other income (expense), net	1,206	(43)	958	217

Income before income taxes	2,723	9,280	7,340	15,639
Provision for income taxes	681	1,822	1,835	3,284

Net income	$2,042	$7,458	$5,505	$12,355

Net income per share:
Basic	$0.05	$0.20	$0.15	$0.33

Diluted	$0.05	$0.20	$0.14	$0.32

Weighted average common shares outstanding:
Basic	37,322	37,130	37,315	37,120

Diluted	38,091	38,198	38,056	38,253

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net income	$2,042	$7,458	$5,505	$12,355

Other comprehensive income –
Cumulative translation adjustment	3,310	85	(145)	3,526

Comprehensive income	$5,352	$7,543	$5,360	$15,881

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$5,505	$12,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,505	1,812
Deferred tax expense (benefit)	(116)	208
Equity plan awards (income) expense	(1,268)	1,473
Changes in assets and liabilities:
Accounts receivable, net	7,584	(4,448)
Inventories	1,089	(3,730)
Prepaid expenses	374	248
Foreign sales tax receivable	6,251	(2,683)
Other assets	113	(1,194)
Accounts payable	(6,328)	(1,522)
Income taxes payable	(430)	1,040
Deferred revenue	(399)	402
Accrued wages and payroll taxes	(987)	(156)
Accrued expenses	(110)	(423)
Current deferred compensation	(1,434)	-
Long-term deferred revenue	(351)	583

Net cash provided by operations	10,998	3,965

Cash flows from investing activities:
Additions to property and equipment	(962)	(894)
Additions to goodwill and intangibles	(120)	(71)

Net cash used in investing activities	(1,082)	(965)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	119	65

Net cash provided by financing activities	119	65

Effect of exchange rates on cash	(160)	178

Net increase in cash	9,875	3,243
Cash and cash equivalents, beginning of year	57,714	38,833

Cash and cash equivalents, end of period	$67,589	$42,076

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

We have evaluated subsequent events through August 7, 2009, the date of issuance of the condensed consolidated financial statements.

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

Foreign Currency Translation and Transactions

The financial position and results of the operations of the majority of the company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income. Revenue and expenses are translated at average exchange rates prevailing during the year. Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other non-operating income (expense).

The financial position and results of operations of our operations in Singapore and Switzerland are measured in U.S. Dollars. For these subsidiaries, gains and losses that result from foreign currency transactions are included in the condensed consolidated statements of operations in other non-operating income (expense).

Revenue Recognition

We recognize revenue in accordance with AICPA Statement of Position (SOP) 97-2, SOP 98-9 and SEC Staff Accounting Bulletin (SAB) 104. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the revenue is probable.

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

Multiple-Element Arrangements: We allocate revenue to the various elements of the arrangements based on the estimated fair value of each deliverable as required by SOP 97-2. The fair value for each element is based on the price charged when that element is sold separately, renewal rates and other methods, such as prices established by management. When discounts are given in a multiple-element arrangement, a proportionate amount of the discount is applied to each element based on each element’s fair value without regard to the discount. The estimated fair value of undelivered elements is deferred and recorded as revenue when services are performed or products are delivered.

When tokens and software licenses are included in multiple element arrangements, they are generally delivered elements in such arrangements. When tokens and software are delivered elements, we use the Residual Method (SOP 98-9) for determining the amount of revenue to recognize for token and software licenses if we have vendor specific objective evidence (VSOE) for all of the undelivered elements. We defer the revenue for tokens and software in any multiple element arrangement where we do not have VSOE for any undelivered element. VSOE of fair value of PCS agreements is based on separate sales transactions on a worldwide basis. In sales arrangements where VSOE of fair value has not been established, revenue for all elements is deferred and amortized over the life of the arrangement.

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

We have significant net operating loss carryforwards in the U.S. and other countries which are available to reduce the liability on future taxable income. A valuation reserve has been provided for the U.S. operating loss carryforwards and certain foreign loss carryforwards to offset most of these future benefits because we have not determined that their realization is more likely than not.

Fair Value of Financial Instruments

At June 30, 2009 and December 31, 2008, our financial instruments were cash equivalents, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies. The fair values of the financial instruments were not materially different from their carrying amounts at June 30, 2009 and December 31, 2008.

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

Note 2 – Cash and Cash Equivalents

Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are high-quality short term money market instruments, with original maturities of three months or less. Cash and equivalents include $61,689 in money market investment funds or demand bank deposits for which fair value is equal to cost. These investments are valued using level one inputs, as defined in Statement Financial Accounting Standards (SFAS) 157, Fair Value Measurements. Cash and equivalents also include $5,900 in bank certificates of deposit for which fair value was $5,903. Bank certificates of deposit are valued using level two inputs, as defined by SFAS 157.

Note 3 – Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents the balance due on credit sales made to customers. The allowance for doubtful accounts is an estimate of losses that may result from customers’ inability to make payment on their outstanding balances.

	June 30 2009	December 31, 2008
Accounts receivable	$17,756	$25,659
Allowance for doubtful accounts	(354)	(708)

Accounts receivable, net	$17,402	$24,951

Note 4 – Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the FIFO method.

Inventories are comprised of the following:

	June 30, 2009	December 31, 2008
Component parts	$8,098	$9,925
Work-in-process and finished goods	4,223	3,451

Total	$12,321	$13,376

Note 5 – Goodwill and Other Intangibles

Intangible asset activity for the six months ended June 30, 2009, and the composition of the June 30, 2009 balance is detailed in the following table. The majority of our goodwill and intangibles are denominated in local currencies and are subject to currency fluctuations.

	Capitalized technology	Patents & trademarks	Total intangible assets	Goodwill
Net balance at December 31, 2008	$1,454	$543	$1,997	$13,584
Additions	-	120	120	-
Net translation loss	(15)	-	(15)	(47)
Amortization expense	(207)	(10)	(217)	-

Net balance at June 30, 2009	$1,232	$653	$1,885	$13,537

Note 6 – Other Assets – Long Term

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

Deemed compensation represents the long-term portion of the Able NV acquisition price which is contingent upon the seller’s continued employment with the company over a four year period ending October 2010. We acquired Able NV in 2006. As of June 30, 2009, the amount to be amortized over the next 12 months was $439 and has been classified as a prepaid expense.

Amortization of the instructional video software and deemed compensation is included in sales and marketing expense. Amortization of deferred tax assets is charged to income tax expense. The following table summarizes other long-term assets for the six months ended June 30, 2009:

	Instructional software	Deemed compen- sation	Deferred tax assets	Other assets	Total other assets
Net balance at December 31, 2008	$823	$367	$972	$129	$2,291

Additions/(reductions)	-	-	(98)	(28)	(126)
Net translation gain	(24)	(12)	-	-	(36)
Amortized/expensed	(426)	(209)	-	-	(635)

Net balance at June 30, 2009	$373	$146	$874	$101	$1,494

Note 7 – Income Taxes

Our effective tax rate for 2009 is expected to be 25%. This is lower than the U.S. statutory rate primarily due to income in foreign jurisdictions which is taxed at lower rates and the partial utilization of U.S. net operating loss (NOL) carryforwards which had been fully reserved. The expected tax rate for 2008 was 21% in the first six months of 2008. The expected tax rate in the first six months of 2008 also benefited from income in foreign jurisdictions which is taxed at lower rates.

At December 31, 2008, we had U.S. NOL carryforwards of $22,422. Of this amount, $16,064 is available to offset future taxable income. The remainder represents tax deductions for employee stock option gains which would be credited to paid-in capital. The U.S. NOL carryforwards expire in varying amounts beginning in 2018 and continuing through 2027. In addition, if certain substantial changes in the company’s ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. NOL carryforwards that could be utilized. A valuation reserve has been provided for the U.S. NOL carryforwards to offset most of these future benefits because we have not determined that their realization is more likely than not.

At December 31, 2008, we also had foreign NOL carryforwards of $5,895. The foreign NOL carryforwards have no expiration dates.

Note 8 – Warranties

We provide for the estimated costs of hardware warranties at the time the related revenue is recognized. We estimate the costs based on historical and projected product failure rates, historical and projected repair costs as well as known specific product failures, if any. We regularly reassess the adequacy of our estimates and adjust the amounts as necessary. Our warranty reserve is included in other accrued expenses.

The activity in our warranty liability was as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands, unaudited)		(in thousands, unaudited)
Balance, beginning of the period	$507	$106	$475	$171
Net provision/(reversal) for claims	8	54	84	52
Product or cash issued to settle claims	(31)	(2)	(75)	(65)

Balance, end of period	$484	$158	$484	$158

Note 9 – Stock Compensation Plan

In June 2009, VASCO Data Security International, Inc. 2009 Equity Incentive Plan was approved by the stockholders. No awards have been granted under the 2009 Equity Incentive Plan. Awards were previously granted under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as amended and restated. Upon approval of the VASCO Data Security International, Inc. 2009 Equity Incentive Plan, the VASCO Data Security International, Inc. 1997 Stock Compensation Plan was suspended and no further awards will be issued thereunder.

In May 2009, we granted long-term incentive awards to key employees, other than named executive officers, under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as amended and restated. The long-term incentive awards may be earned if VASCO achieves certain performance targets over the 2009-2011 three year period. The award amounts are designated as a specific dollar amount but, at the option of the company, may be paid in either VASCO common stock or cash. The May 2009 awards totaled $2,055 and will be amortized through December 2011. There were no other awards granted under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as amended and restated, in the second quarter of 2009.

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

Also, in the first quarter 2009, we reversed $1,352 of long-term incentive award compensation expense and $650 of performance-based restricted stock award compensation expense accrued at December 31, 2008, related to awards granted in 2007 and 2008 under the 1997 Stock Compensation Plan, as amended and restated, which are not likely to be achieved.

The following table details the stock-based compensation expense (income) incurred in the three and six month periods ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Stock options	$-	$70	$11	$140
Restricted stock	299	335	(56)	658
Long-term incentive plan	128	398	(1,223)	675

Total stock based compensation	$427	$803	$(1,268)	$1,473

Note 10 – Common Stock and Earnings per Share

The following table summarizes the new issuance of VASCO’s common stock for the six months ended June 30, 2009:

	Common stock issued
	Number of shares	Value of shares
Exercise of options	38	$119
Restricted stock awards	109	936

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three and six month periods ended June 30, 2009 and 2008 follow:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income	$2,042	$7,458	$5,505	$12,355

Weighted average common shares outstanding
Basic	37,322	37,130	37,315	37,120
Incremental shares with dilutive effect:
Stock options	769	991	741	1,036
Restricted stock awards	-	21	-	38
Warrants	-	56	-	59

Dilutive	38,091	38,198	38,056	38,253

Net income per share
Basic	$0.05	$0.20	$0.15	$0.33
Dilutive	$0.05	$0.20	$0.14	$0.32

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except headcount, ratios, time periods and percents)

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

General

The following discussion is based upon our consolidated results of operations for the three and six months ended June 30, 2009 and 2008 (percentages in the discussion may be rounded to the closest full percentage point) and should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Form 10-Q and our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Comparison of Results for the Three Months and Six Months Ended June 30, 2009 and 2008

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

Economic Conditions: Our revenue may vary significantly with changes in the economic conditions in the countries in which we sell products. With our current concentration of revenue in Europe and specifically in the banking/finance vertical market, significant changes in the economic outlook for the European banking market may have a significant effect on our revenue. As is currently the case, during difficult economic periods, our customers may delay the rollout of existing applications and defer purchase decisions related to the implementation of our product in new applications. We have responded to the current economic conditions by focusing our sales efforts on markets that we believe have the most near-term opportunity and implementing a cost containment initiative, which includes but is not limited to a hiring freeze. We expect to relax the hiring freeze as it relates to sales staff in areas where we believe there is a near term opportunity to strengthen our position in specific markets. With the exception of the addition of sales staff, we plan to continue our cost containment programs. We believe that they will allow us to remain profitable for the full-year 2009 while not diminishing the value of key investments we have made over the last two years to build a strong infrastructure that will support our long-term growth.

Currency Fluctuations: In the second quarter of 2009 and 2008, approximately 94% and 95%, respectively, of our revenue was generated outside the United States. For the six months ended June 30, 2009 and 2008, approximately 95% and 93%, respectively, of our revenue was generated outside of the United States.

In addition, in the second quarter of 2009 and 2008, approximately 78% and 75%, respectively, of our operating expenses were incurred outside the United States. For the six months ended June 30, 2009 and 2008, approximately 82% and 74%, respectively, of our operating expenses were incurred outside of the United States. Excluding the benefit derived in the first quarter of 2009 from the reversal of accruals for performance-based equity incentive awards of $2,002, approximately 77% of our operating expenses were incurred outside of the United States for the six months ended June 30, 2009.

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

The U.S. Dollar strengthened by approximately 16% and 14% against the Euro for the quarter and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. The U.S. Dollar strengthened 28% and 33% against the Australian Dollar for the quarter and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. We estimate that the strengthening of the U.S. Dollar versus these two currencies in 2009 compared to 2008 resulted in a decrease in revenue of approximately $1,830 and $3,700 for the quarter and six months ended June 30, 2009, respectively, compared to the same periods in 2008 and a decrease in operating expenses of approximately $1,946 and $3,384 for the quarter and six months ended June 30, 2009, respectively, compared to the same periods in 2008.

The financial position and results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland and Singapore (in which the functional currency is the U.S. Dollar), are generally measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders’ equity. Revenue and expenses are translated at average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other non-operating income (expense). Foreign exchange transaction gains aggregating $856 and $335 in the second quarter and first six months of 2009, respectively, compare to losses aggregating $255 in the second quarter of 2008 and transaction gains aggregating $85 for the first six months of 2008.

Revenue

Revenue by Geographic Regions: We classify our sales by customers’ location in four geographic regions: 1) EMEA, which includes Europe, the Middle East and Africa; 2) the United States, which for our purposes includes sales in Canada; 3) Asia Pacific; and 4) Other Countries, including Australia, Latin America and Central Asia. The breakdown of revenue for the three and six months ended June 30, 2009 and 2008 in each of our major geographic regions follows:

	EMEA	United States	Asia Pacific	Other countries	Total
Three months ended June 30:

Total Revenue:
2009	$17,085	$1,429	$2,245	$3,699	$24,458
2008	24,396	1,961	2,397	6,655	35,409

Percent of Total:
2009	70%	6%	9%	15%	100%
2008	69%	5%	7%	19%	100%

Six months ended June 30:

Total Revenue:
2009	$33,596	$2,567	$5,097	$6,373	$47,633
2008	43,856	4,357	5,548	10,576	64,337

Percent of Total:
2009	71%	5%	11%	13%	100%
2008	68%	7%	9%	16%	100%

Total revenue in the second quarter of 2009 decreased $10,951, or 31%, from second quarter 2008. The decrease was primarily attributable to a significant decline in products sold to the banking market and the strengthening of the U.S. Dollar as compared to the Euro as previously noted, partially offset by increases in product sold to the enterprise and application security market. Please see the discussion below under “Revenue by Target Market” for additional information regarding the changes in revenue from the banking market and the enterprise and application security market.

Revenue generated in EMEA during the second quarter 2009 was $7,311, or 30%, lower than during the second quarter of 2008. The decrease was primarily attributable to factors noted above related to the quarter as a whole.

Revenue generated in the United States during the second quarter was $532, or 27%, lower than the second quarter of 2008. With the exception of changes due to currency rate fluctuations, the decrease was primarily attributable to factors noted above related to the quarter as a whole.

Revenue generated in the Asia Pacific region during the second quarter was $152, or 6%, lower than the second quarter of 2008. Unlike the other geographic regions, revenue from the banking market was essentially flat compared to the second quarter of 2008, with the decline coming in the enterprise and application security market. The issues related to the banking crisis do not appear to be as severe in the Asia Pacific region as they are in the in EMEA and the U.S. regions. The decline in revenue from the enterprise and application security market reflects the fact that the overall volume of that business is relatively small in the Asia Pacific region and changes in the timing of shipment of orders can have a significant impact on the period over period comparisons.

Revenue generated from other countries during the second quarter was $2,956, or 44%, lower than the second quarter of 2008. The decrease in other countries was primarily due to declines in South American markets where the initial deployments with large banking customers were completed in 2008. We expect that revenue from other countries will be more volatile than our other regions given the earlier stage of development of the authentication market in those countries. VASCO, however, plans to continue to invest in new markets based on our estimates of the market’s demand for strong user authentication.

Total revenue for the six months ended June 30, 2009 decreased $16,704, or 26%, from the first six months of 2008. The decrease in revenue was attributable to the same factors noted above for the changes in the second quarter. Revenue for the six months ended June 30, 2009 generated in Europe was $10,260, or 23%, lower than the same period in 2008, revenue generated in the United

States was $1,790, or 41%, lower than the same period in 2008, revenue from Asia Pacific was $451, or 8%, lower than the same period in 2008 and revenue generated from other countries was $4,203, or 40%, lower than the same period in 2008.

Revenue by Target Market: Revenue is generated currently from two primary markets, banking/finance (banking) and enterprise and application security, through the use of both direct and indirect sales channels. The enterprise and application security market includes products used by employees of corporations to secure their internal networks (the enterprise security market) and business-to-business, business-to-consumer, e-commerce, e-government, e-gaming and other vertical applications (the application security market) that are not related to banking or finance. Management currently views the enterprise and application security market as one market because the same products are sold, through the same channels to both customer groups. Sales to the enterprise and application security market are generally for smaller quantities and higher prices than sales made to the banking market. The breakdown of revenue between the two primary markets was as follows:

	Banking	Enterprise & application security	Total
Three months ended June 30:

Total Revenue:
2009	$16,724	$7,734	$24,458
2008	29,371	6,038	35,409

Percent of Total:
2009	68%	32%	100%
2008	83%	17%	100%

Six months ended June 30:

Total Revenue:
2009	$34,013	$13,620	$47,633
2008	52,453	11,884	64,337

Percent of Total:
2009	71%	29%	100%
2008	82%	18%	100%

Revenue in the second quarter of 2009 from the banking market decreased $12,647, or 43%, from the second quarter of 2008 and revenue from the enterprise and application security market increased $1,696, or 28%, in the same period.

The decline in the banking market reflects a decline in products sold, both hardware and non-hardware, and the strengthening of the U.S. Dollar as compared to the Euro, as previously noted. We believe that banks in many, but not all, of our markets have been affected by the financial crisis. As a result, we believe that bank management teams have increased their focus on short-term objectives while their internal structures are being realigned based on new ownership or new government rules. Also, given the worldwide recession, we believe that many banks are postponing marketing campaigns and related large-scale deployments of our products until a time when such marketing campaigns are expected to yield a higher return. For several quarters, banks have been placing smaller orders, we believe to primarily meet their short-term needs. We expect this situation to continue through the third quarter, but believe that the banking market will begin to stabilize and possibly start to recover in the fourth quarter.

The increase in the enterprise and application security market was primarily attributable to an increase in the number of products shipped partially offset by the strengthening of the U.S. Dollar as compared to the Euro. Non-hardware revenue from the enterprise and application security market increased marginally in the second quarter of 2009 over the same period in 2008. The increase in the number of products shipped primarily reflects increased penetration of new vertical markets in the application security area.

Revenue for the first six months of 2009 from the banking market decreased $18,440, or 35%, compared to the first six months of 2008 and revenue from the enterprise and application security market increased $1,736, or 15%, in the same period. Changes in the revenue in both markets for the first six months of 2009 compared to the same period in 2008 were attributable to the same factors noted above in the comparison of revenue for the second quarter of 2009 to the revenue for the second quarter of 2008.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue for the three months and six months ended June 30, 2009 and 2008:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenue	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	31.7	28.3	29.9	29.4

Gross profit	68.3	71.7	70.1	70.6

Operating costs:
Sales and marketing	32.8	25.5	31.7	26.0
Research and development	12.3	8.4	11.4	8.8
General and administrative	17.2	11.9	13.8	12.1
Amortization of purchased intangible assets	0.5	0.4	0.4	0.6

Total operating costs	62.8	46.2	57.3	47.5

Operating income	5.5	25.5	12.8	23.1

Interest income	0.7	0.8	0.6	0.8
Other income (expense)	4.9	(0.1)	2.0	0.4

Income before income taxes	11.1	26.2	15.4	24.3
Provision for income taxes	2.8	5.1	3.8	5.1

Net income	8.3%	21.1%	11.6%	19.2%

Gross Profit

Consolidated gross profit for the quarter ended June 30, 2009 was $16,712, a decrease of $8,690, or 34%, from the quarter ended June 30, 2008. Gross profit as a percentage of revenue (gross profit margin) was 68.3% for the quarter ended June 30, 2009, as compared to 71.7% for the quarter ended June 30, 2008. The decrease in gross profit as a percentage of revenue for the second quarter of 2009 compared to 2008 primarily reflects:

•	the negative impact on revenue and gross profit margin due to changes in foreign currency rates,
•	a decline in non-hardware revenue as a percentage of total revenue, and
•	an unfavorable change in the mix of products sold,

partially offset by,

•	an increase in sales to the enterprise and application security market.

Consolidated gross profit for the six months ended June 30, 2009 was $33,409, a decrease of $12,033, or 26%, from the comparable period in 2008. Gross profit as a percentage of revenue was 70.1% for the first six months of 2009, as compared to 70.6% for the comparable period in 2008. The decrease in gross profit as a percentage of revenue is primarily attributable to the same factors noted for the comparison of gross profit percentages for the second quarters of 2009 and 2008.

The majority of our inventory purchases are denominated in U.S. Dollars. Also, as previously noted, our sales are denominated in various currencies including the Euro and Australian Dollar. As the U.S. Dollar has strengthened, when compared to the Euro and Australian Dollar in the same periods in the prior year, revenue from sales made in Euros and Australian Dollars decreased, as measured in U.S. Dollars, without a corresponding decrease in cost of goods sold. The impact from changes in currency rates as noted above is estimated to have decreased revenue by approximately $1,830 for the quarter and $3,700 for the six months ended June 30, 2009, respectively. Had the currency rates in 2009 been equal to the rates in 2008, the gross profit rate would have been approximately 2.2 percentage points higher for both the quarter and the six months ended June 30, 2009.

Non-hardware revenue, which can have a gross profit margin that is approximately 20 to 30 percentage points higher than hardware-related revenue, depending on the model and quantity of the hardware units sold, was 24% and 22% of revenue for the second quarter and first six months of 2009, respectively. Non-hardware revenue was approximately 25% and 23% of total revenue for the second quarter and first six months of 2008, respectively. We plan to continue to focus on sales of our non-hardware revenue items and expect that they will increase as a percentage of our total revenue in future periods.

Card readers, which can have a gross profit margin that is approximately 25 to 35 percentage points lower than other hardware-related margins, due to competitive pricing pressures, were 22% and 18% of our revenue for the second quarter and first six months of 2009, respectively, compared to 20% and 17% for the same periods in 2008. We expect that there will be continued pressure on the pricing of card readers as there are a number of competitors in the EMV market that produce products with fewer features than our products and at lower costs.

As noted above, revenue from our enterprise and application security markets was 32% and 29% of total revenue for the second quarter and first six months of 2009, respectively, compared to 17% and 18% for the same periods in 2008. The gross profit margin from our enterprise and application security business is approximately 20 to 25 percentage points higher than in the banking market because sales in the enterprise and application security market are generally for lower quantities and higher prices than in the banking market. We plan to continue to invest in both the banking market and the enterprise and application security market and the overall mix between the two markets will vary in the future based on the growth rates in each of the markets.

Operating Expenses

Our operating expenses are generally based on anticipated revenue levels and the majority of such expenses are fixed over short periods of time. As a result, small variations in the amount of revenue recognized in any given quarter could cause significant variations in the quarter-to-quarter comparisons of either the absolute amounts of operating income or operating income as a percentage of revenue. The most significant factor driving our operating expenses is our headcount. Direct compensation and benefit plan expenses generally represent between 55% and 60% of our operating expenses. In addition, a number of other expense categories are directly related to headcount. As mentioned earlier, we have implemented a cost containment initiative, which includes, but is not limited to, a hiring freeze in all areas with the exception of sales. We believe that these actions will allow us to remain profitable while not diminishing the value of key investments we have made over the last two years to build a strong infrastructure that will support our long-term growth.

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended June 30, 2009 were $8,033, a decrease of $1,003, or 11%, from the second quarter of 2008. This decrease in sales and marketing expenses is primarily related to:

•	the benefit of a stronger U.S. Dollar compared to the Euro,

partially offset by,

•

increased compensation expenses related to an increase in headcount (the average sales, marketing and operations employee headcount increased 11% to 161 in the second quarter of 2009 from 145 in the second quarter of 2008), and

•

increased expenses related to our recently opened sales offices primarily in Brazil, Japan and India. Expenses related to new sales offices were $114, or 29%, higher in the second quarter 2009 when compared to the second quarter 2008.

Consolidated sales and marketing expenses for the six months ended June 30, 2009, were $15,092, a decrease of $1,645, or 10%, from the same period of 2008. In addition to the factors noted above, the decrease in expenses included the reversal, in the first quarter of 2009, of accruals of $684 for long-term, performance-based, incentive awards, where the targeted performance is not likely to be achieved.

Average full-time sales and marketing employee headcount in the first six months of 2009 was 165, compared to 142 in the first six months of 2008.

Research and Development Expenses

Consolidated research and development expenses for the quarter ended June 30, 2009, were $3,017, an increase of $51, or 2%, from the second quarter of 2008. This increase was primarily due to:

•

increased compensation expense related to an increase in headcount (the average research and development employee headcount increased 25% to 96 in the second quarter of 2009 from 77 in the second quarter of 2008), partially offset by,

•	the benefit of a stronger U.S. Dollar compared to the Euro and Australian Dollar.

Consolidated research and development costs for the six months ended June 30, 2009, were $5,461, a decrease of $195, or 3%, from the same period of 2008. In addition to the factors noted above, the decrease in expenses included the reversal, in the first quarter of 2009, of accruals of $371 for long-term, performance-based, incentive awards, where the targeted performance is not likely to be achieved.

Average full-time research and development employee headcount for the first six months in 2009 was 93, compared to 75 in the same period of 2008.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended June 30, 2009, were $4,200, a decrease of $30, or 1%, from the second quarter of 2008. This decrease is primarily due to:

•	lower personnel recruiting costs,
•	lower bad debt expense due to the recovery of amounts previously reserved, and
•	the benefit of a stronger U.S. Dollar,

partially offset by,

•

increased compensation expenses related to an increase in headcount (the average general and administrative employee headcount increased 30% to 48 in the second quarter of 2009 from 37 in the second quarter of 2008).

Consolidated general and administrative expenses for the six months ended June 30, 2009, were $6,565, a decrease of $1,200, or 15%, from the same period of 2008. In addition to the factors noted above, the decrease in expenses included the reversal, in the first quarter of 2009, of accruals of $947 for long-term, performance-based, incentive awards, where the targeted performance is not likely to be achieved.

Average full-time general and administrative employee headcount for the first six months in 2009 was 47 compared to 35 in the same period of 2008.

Amortization of Intangible Assets

Amortization of intangible assets for the second quarter and first six months of 2009 decreased $14 and $179, respectively, over the comparable periods in 2008. The decrease in amortization expense for the six months ended June 30, 2009 reflects the fact that the intangible assets related to our acquisition of Identikey Ltd. in March 2001 were fully amortized in the first quarter of 2008.

Interest Income

Consolidated net interest income was $165 in the second quarter of 2009 as compared to income of $277 in the second quarter of 2008. For the six months ended June 30, 2009, interest income was $308 compared to $534 for the same period of 2008. The decrease in interest income in both periods is primarily attributable to the fact that although we had higher average invested cash balances, we earned lower rates of return on them.

Other Income (Expense), Net

Other income (expense) primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our export business and research and development activities in those countries and other miscellaneous non-operational, non-recurring expenses.

Other income for the second quarter of 2009 was $1,206 and compares to other expense of $43 for the second quarter of 2008. The increase in other income (expense) primarily reflects exchange gains of $856 in the second quarter of 2009 compared to exchange losses of $255 in the second quarter of 2008.

Other income for the first six months of 2009 was $958 and compares to $217 for the first six months of 2008. The increase in other income (expense) reflects exchange gains of $335 in the first six months of 2009 compared to $85 in the first six months of 2008 Other income, unrelated to exchange gains, increased from $132 to $623 for the first six months of 2008 and 2009, respectively. This increase is primarily related to additional foreign subsidies resulting from our increased efforts to obtain such subsidies as well as an increase in the amounts of the subsidies granted.

Income Taxes

Income tax expense for the second quarter of 2009 was $681, a decrease of $1,141 from the second quarter of 2008. The decrease in tax expense is attributable to lower pre-tax income, partially offset by a higher effective tax rate. The effective tax rate was 25% for the second quarter of 2009 and compares to 20% for the second quarter of 2008. The tax rate in the second quarter of 2008 benefited from a reduction in our estimate of our full-year tax rate. We reduced our estimated full-year tax rate from 23% at the end of the first quarter of 2008 to 21% at the end of the second quarter of 2008.

Income tax expense for the first six months of 2009 was $1,835, a decrease of $1,449 from the same period in 2008. The decrease in tax expense reflects lower pre-tax income partially offset by a higher effective tax rate. The effective tax rate was 25% for the first half of 2009 and compares to 21% for the first half of 2008.

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

Liquidity and Capital Resources

Our net cash balance was $67,589 at June 30, 2009, an increase of $10,260, or 18%, from $57,329 at March 31, 2009, and an increase of $9,875, or 17%, from $57,714 at December 31, 2008. The increase in cash from March 31, 2009, was attributable to strong cash flow from operations and the benefit from changes in exchange rates. Cash flow from operations included the benefit of a significant reduction in accounts receivable. The benefit from changes in exchange rates primarily reflected the fact that the Euro was stronger at June 30, 2009 than at March 31, 2009. We believe that our cash resources will be sufficient to meet our operating needs for the next 12 months.

At June 30, 2009 we had working capital of $79,938, a $4,008 increase, or 5%, from $75,930 reported at December 31, 2008. The increase in working capital was primarily related to the increase in cash balances, partially offset by declines in receivables.

Days sales outstanding (DSO) in net accounts receivable decreased to 65 days as of June 30, 2009 from 84 days at March 31, 2009, from 79 days at December 31, 2008. The decrease in DSO is primarily related to the timing of when sales were made during the quarter.

EBITDA from continuing operations for the three and six month periods ending June 30, 2009 were $3,235 and $8,537, a decrease of $6,661 and 8,380, respectively over the same periods in the prior year. A reconciliation of EBITDA to net income for the quarter and six months ended June 30, 2009 and 2008 follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands, unaudited)		(in thousands, unaudited)
EBITDA	$3,235	$9,896	$8,537	$16,917

Interest income, net	165	277	308	534
Provision for income taxes	(681)	(1,822)	(1,835)	(3,284)
Depreciation and amortization	(677)	(893)	(1,505)	(1,812)

Net income	$2,042	$7,458	$5,505	$12,355

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

We maintain a line of credit with Fortis Bank, SA/NV, Brussels, Zurich Branch. Under terms of the agreement, we can borrow an amount equal to 80% of our Belgium subsidiary’s defined accounts receivable up to a maximum of 5,000 Euros. Borrowing under the line of credit may be denominated in Euros, U.S. Dollars or Swiss Francs. If the borrowings are denominated in Euros, we are obligated to pay interest at the monthly average of the EONIA (Euro Over Night Index Average) plus 2.5% per year. If the borrowings are denominated in U.S. Dollars, we are obligated to pay interest at the U.S. Dollar Fed Fund Rate plus 2.5% per year. If the borrowings are denominated in Swiss Francs, we are obligated to pay interest at the Swiss National Bank Repo rate plus 2.5% per year. Either party can terminate the credit line with 14 days notice without penalty. If terminated, all borrowings under the line then outstanding would be due and payable. Fortis can also terminate the credit line immediately if VASCO fails to observe the specific terms of the credit line, becomes insolvent, ceases operation or experiences a change in control. We had no borrowings under the credit line at June 30, 2009.

While we believe that our financial resources and current borrowing arrangements are adequate to meet our operating needs over the next 12 months, we anticipate that the difficult current economic conditions that exist on a worldwide basis today may require us to modify our business plans. In the current economic environment there is an increased risk that customers may delay their orders until the economic conditions stabilize or improve. If a significant number of orders are delayed for an indefinite period of time, our revenue and cash receipts may not be sufficient to meet the operating needs of the business. If this is the case, we may need to borrow against our credit line, significantly reduce our workforce, sell certain of our assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenue and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions. For additional information related to risks, refer to Certain Factors noted in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. The additional disclosure required by this statement is included in Note 1.

On January 1, 2009, we adopted the provisions of SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaced SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree. The adoption of SFAS 141R did not have a material impact on our consolidated financial position or results of operations but will impact the accounting for future business combinations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three months ended June 30, 2009. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December  31, 2008.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who, respectively, are our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II. OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders

On Wednesday, June 10, 2009, the company held its 2009 Annual Meeting of Stockholders. The purpose of the meeting was to elect five directors, approve the VASCO Data Security International, Inc. Executive Incentive Compensation Plan and approve the VASCO Data Security International, Inc. 2009 Equity Incentive Plan.

Five candidates nominated by the Board of Directors were elected by the stockholders to serve as directors of the company at the meeting.

The following sets forth the results of the voting with respect to each candidate:

Name	For	Authority Withheld	Broker Non-Votes
T. Kendall Hunt	20,765,438	996,478	-
Michael P. Cullinane	17,112,134	4,649,782	-
John N. Fox, Jr.	18,819,752	2,942,164	-
John R. Walter	17,107,770	4,654,146	-
Jean K. Holley	16,728,510	5,033,406	-

The stockholders voted as follows to approve the VASCO Data Security International, Inc. Executive Incentive Compensation Plan:

For	Against	Abstain	Broker Non-Votes
20,717,328	915,064	122,809	6,715

The stockholders voted as follows to approve the VASCO Data Security International, Inc. 2009 Equity Incentive Plan:.

For	Against	Abstain	Broker Non-Votes
16,167,624	5,539,258	48,319	6,715

Item 6. Exhibits.

Exhibit 10.1 – Form of Indemnification Agreement between the Company and each of its non-employee directors.

Exhibit 31.1—Rule 13a-14(a)/15d-14(a) Certification, dated August 7, 2009.

Exhibit 31.2—Rule 13a-14(a)/15d-14(a) Certification, dated August 7, 2009.

Exhibit 32.1—Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2009.

Exhibit 32.2—Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2009.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown
Clifford K. Bown Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1 – Form of Indemnification Agreement between the Company and each of its non-employee directors.

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification, dated August 7, 2009.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification, dated August 7, 2009.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2009.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2009.