Form 10-Q
period 2009-09-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2009-11-06
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-24389

VASCO Data Security International, Inc.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-4169320
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Act).    Yes  ☐    No  ☒

There were 37,487,295 shares of Common Stock, $.001 par value per share, outstanding at October 31, 2009.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended September 30, 2009

This report may contain trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, DIGIPASS, VACMAN, aXsGUARD and IDENTIKEY

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,230	$57,714
Accounts receivable, net of allowance for doubtful accounts	20,404	24,951
Inventories	10,222	13,376
Prepaid expenses	1,652	1,926
Foreign sales tax receivable	838	7,452
Deferred income taxes	460	284
Other current assets	730	199

Total current assets	105,536	105,902

Property and equipment:
Furniture and fixtures	4,343	3,589
Office equipment	6,810	5,364

	11,153	8,953
Accumulated depreciation	(5,866)	(4,777)

Property and equipment, net	5,287	4,176

Goodwill, net of accumulated amortization	14,044	13,584
Intangible assets, net of accumulated amortization	1,873	1,997
Other assets, net of accumulated amortization	1,132	2,291

Total assets	$127,872	$127,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,885	$10,349
Deferred revenue	5,719	5,881
Accrued wages and payroll taxes	5,177	5,780
Income taxes payable	3,564	3,114
Other accrued expenses	3,608	3,285
Current deferred compensation	-	1,434
Current deferred income taxes	262	129

Total current liabilities	22,215	29,972

Accrued compensation	313	1,352
Deferred revenue	410	888
Deferred tax liability	235	454

Total liabilities	23,173	32,666

Stockholders’ equity:
Common stock, $.001 par value - 75,000 shares authorized: 37,487 and 37,340 shares issued and outstanding at September 30, 2009, and December 31, 2008, respectively	37	37
Additional paid-in capital	67,072	66,700
Accumulated income	31,883	24,856
Accumulated other comprehensive income	5,707	3,691

Total stockholders’ equity	104,699	95,284

Total liabilities and stockholders’ equity	$127,872	$127,950

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net revenue	$22,126	$39,705	$69,759	$104,042

Cost of goods sold	6,736	11,866	20,959	30,761

Gross profit	15,390	27,839	48,800	73,281

Operating costs:
Sales and marketing	6,767	8,878	21,860	25,615
Research and development	2,820	3,056	8,281	8,712
General and administrative	3,734	4,344	10,299	12,109
Amortization of purchased intangible assets	115	122	332	518

Total operating costs	13,436	16,400	40,772	46,954

Operating income	1,954	11,439	8,028	26,327

Interest income, net	73	227	381	761
Other income (expense), net	530	(789)	1,488	(571)

Income before income taxes	2,557	10,877	9,897	26,517
Provision for income taxes	1,035	1,754	2,870	5,038

Net income	$1,522	$9,123	$7,027	$21,479

Net income per share:
Basic	$0.04	$0.25	$0.19	$0.58

Diluted	$0.04	$0.24	$0.18	$0.56

Weighted average common shares outstanding:
Basic	37,322	37,173	37,318	37,138

Diluted	38,154	38,204	38,085	38,236

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008

Net income	$1,522	$9,123	$7,027	$21,479

Other comprehensive income –
Cumulative translation adjustment	2,161	(4,791)	2,016	(1,265)

Comprehensive income	$3,683	$4,332	$9,043	$20,214

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$7,027	$21,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,353	2,636
Deferred tax expense (benefit)	(126)	143
Equity plan awards (income) expense	(785)	2,284
Changes in assets and liabilities:
Accounts receivable, net	5,186	(4,724)
Inventories	3,156	(3,840)
Prepaid expenses	345	32
Foreign sales tax receivable	6,629	(3,888)
Other assets	(673)	(1,359)
Accounts payable	(6,761)	(1,314)
Deferred revenue	(328)	109
Accrued wages and payroll taxes	(791)	1,049
Income taxes payable	526	973
Accrued expenses	270	322
Current deferred compensation	(1,434)	-
Long-term deferred revenue	(517)	456

Net cash provided by operations	14,077	14,358

Cash flows from investing activities:
Additions to property and equipment	(1,435)	(1,386)
Additions to goodwill and intangibles	(179)	(108)

Net cash used in investing activities	(1,614)	(1,494)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	119	339

Net cash provided by financing activities	119	339

Effect of exchange rates on cash	934	(1,341)

Net increase in cash	13,516	11,862
Cash and cash equivalents, beginning of year	57,714	38,833

Cash and cash equivalents, end of period	$71,230	$50,695

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

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

VASCO Data Security International, Inc. and its wholly owned subsidiaries design, develop, market and support security products and services which manage and protect against unauthorized access to computer systems of corporate and government customers. VASCO has subsidiaries in Austria, Australia, Bahrain, Belgium, Brazil, India, Japan, the Netherlands, Singapore, United Kingdom, the United States (U.S.) and Switzerland.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of VASCO Data Security International, Inc. and its subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

We have evaluated subsequent events through November 6, 2009, the date of issuance of the condensed consolidated financial statements.

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

Foreign Currency Translation and Transactions

The financial position and results of the operations of the majority of the company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income. The financial position and results of operations of our subsidiaries in Singapore and Switzerland are measured in U.S. Dollars. Gains and losses resulting from foreign currency transactions outside of a subsidiary’s functional currency are included in the condensed consolidated statements of operations in other non-operating income (expense).

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 985-605 Software Revenue Recognition which addresses the accounting for revenue transactions involving software, as well as SEC Staff Accounting Bulletin (SAB)104. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the revenue is probable.

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

Multiple-Element Arrangements: We allocate revenue to the various elements of the arrangements based on the estimated fair value of each deliverable. The fair value for each element is based on the price charged when that element is sold separately, renewal rates and other methods, such as prices established by management. The estimated fair value of undelivered elements is deferred and recorded as revenue when services are performed or products are delivered.

When tokens and software licenses are included in multiple element arrangements, they are generally delivered elements in such arrangements. When tokens and software are delivered elements, we use the Residual Method in accordance with FASB ASC Subtopic 985-605 for determining the amount of revenue to recognize for token and software licenses if we have vendor specific objective evidence (VSOE) for all of the undelivered elements. Any discount provided to the customer is applied fully to the delivered elements in such an arrangement. We defer the revenue for tokens and software in any multiple element arrangement where we do not have VSOE for any undelivered element. VSOE of fair value of PCS agreements is based on separate sales transactions on a worldwide basis. In sales arrangements where VSOE of fair value has not been established, revenue for all elements is deferred and amortized over the life of the arrangement.

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

Software Development Costs

We capitalize software development costs in accordance with FASB ASC Subtopic 985-20 Cost of Software to be Sold, Leased or Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on.

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

We monitor our potential income tax exposures as required by FASB ASC Subtopic 740-270 Income Taxes.

We have significant net operating loss carryforwards in the U.S. and other countries which are available to reduce the liability on future taxable income. A valuation reserve has been provided for the U.S. operating loss carryforwards and certain foreign loss carryforwards to offset most of these future benefits because we have not determined that their realization is more likely than not.

Fair Value of Financial Instruments

At September 30, 2009 and December 31, 2008, our financial instruments were cash equivalents, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies. The fair values of the financial instruments were not materially different from their carrying amounts at September 30, 2009 and December 31, 2008.

Accounting for Leases

All of our leases are operating leases. Rent expense on facility leases is charged evenly over the life of the lease, regardless of the timing of actual payments.

Goodwill and Other Intangibles

We account for goodwill and indefinite-lived intangible assets in accordance with FASB ASC Topic 350 Intangibles-Goodwill and Other. Indefinite-lived intangible assets include proprietary technology and other intangible assets.

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

Long-lived assets, including property, plant and equipment, identifiable intangible assets being amortized and capitalized software costs, are reviewed for impairment in accordance with FASB ACS Subtopic 360-10 Property, Plant and Equipment, whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. An impairment loss is recognized if the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived assets exceeds its fair value. Long-lived assets held for sale are reported at the lower of carrying value or fair value less cost to sell.

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

Note 2 – Cash and Cash Equivalents

Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are high-quality short term money market instruments, with original maturities of three months or less. Cash and equivalents include $66,707 at September 30, 2009 in money market investment funds or demand bank deposits for which fair value is equal to cost. These investments are valued using level one inputs, as defined in FASB ASC Topic 820 Fair Value Measurements and Disclosures. Cash and equivalents also include $4,523 in bank certificates of deposit for which fair value was $4,530 at September 30, 2009. Bank certificates of deposit are valued using level two inputs, as defined by FASB ASC Topic 820.

Note 3 – Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents the balance due on credit sales made to customers. The allowance for doubtful accounts is an estimate of losses that may result from customers’ inability to make payment on their outstanding balances.

	September 30, 2009	December 31, 2008
Accounts receivable	$20,860	$25,659
Allowance for doubtful accounts	(456)	(708)

Accounts receivable, net	$20,404	$24,951

Note 4 – Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the FIFO method.

Inventories are comprised of the following:

	September 30, 2009	December 31, 2008
Component parts	$7,467	$9,925
Work-in-process and finished goods	2,755	3,451

Total	$10,222	$13,376

Note 5 – Goodwill and Other Intangibles

Intangible asset activity for the nine months ended September 30, 2009, and the composition of the September 30, 2009 balance is detailed in the following table. The majority of our goodwill and intangibles are denominated in local currencies and are subject to currency fluctuations.

	Capitalized technology	Patents & trademarks	Total intangible assets	Goodwill
Net balance at December 31, 2008	$1,454	$543	$1,997	$13,584
Additions	-	179	179	-
Net translation gain	29	-	29	460
Amortization expense	(317)	(15)	(332)	-

Net balance at September 30, 2009	$1,166	$707	$1,873	$14,044

Note 6 – Other Assets – Long Term

Other assets include instructional video software and deemed compensation. The cost of the instructional video software was capitalized in the fourth quarter of 2006 in accordance with FASB ASC Subtopic 985-20 and is being amortized on a straight line basis over a three year life, or pro rata based on actual sales as a percentage of expected sales, whichever is larger.

Deemed compensation represents the long-term portion of the Able NV acquisition price which is contingent upon the seller’s continued employment with the company over a four year period ending October 2010. We acquired Able NV in 2006. As of September 30, 2009, the amount to be amortized over the next 12 months was $456 and has been classified as a prepaid expense.

Amortization of the instructional video software and deemed compensation is included in sales and marketing expense. Amortization of deferred tax assets is charged to income tax expense. The following table summarizes other long-term assets for the nine months ended September 30, 2009:

	Instructional software	Deemed compen- sation	Deferred tax assets	Other assets	Total other assets
Net balance at December 31, 2008	$823	$367	$972	$129	$2,291

Additions/(reductions)	-	-	(112)	(50)	(162)
Net translation loss	(17)	(10)	-	-	(27)
Amortized/expensed	(651)	(319)	-	-	(970)

Net balance at September 30, 2009	$155	$38	$860	$79	$1,132

Note 7 – Income Taxes

Our effective tax rate for 2009 is expected to be 29%. This is lower than the U.S. statutory rate primarily due to income in foreign jurisdictions which is taxed at lower rates, partly offset by US losses for which the tax benefit will be fully reserved. The expected tax rate for 2008 was 19% in the first nine months of 2008. The expected tax rate in the first nine months of 2008 benefited from income in foreign jurisdictions which is taxed at lower rates and the expected utilization of net operating loss (NOL) carryforwards which have been fully reserved in the US.

The tax rate for the third quarter of 2009 is 40%, reflecting an increase in the expected annual effective tax rate from 25% at the end of the second quarter to 29% at the end of the third quarter. The tax rate for the third quarter of 2008 was 16%, reflecting a reduction in the expected annual effective tax rate from 21% at the end of the second quarter to 19% at the end of the third quarter.

At December 31, 2008, we had U.S. NOL carryforwards of $22,422. Of this amount, $16,064 is available to offset future taxable income. The remainder represents tax deductions for employee stock option gains which would be credited to paid-in capital. The U.S. NOL carryforwards expire in varying amounts beginning in 2018 and continue through 2027. In addition, if certain substantial changes in the company’s ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. NOL carryforwards that could be utilized. A valuation reserve has been provided for the U.S. NOL carryforwards to offset most of these future benefits because we have not determined that their realization is more likely than not.

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

The activity in our warranty liability was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands, unaudited)		(in thousands, unaudited)
Balance, beginning of the period	$484	$158	$475	$171
Net provision/(reversal) for claims	2	437	86	489
Product or cash issued to settle claims	(2)	(89)	(77)	(154)

Balance, end of period	$484	$506	$484	$506

Note 9 – Stock Compensation Plan

In June 2009, the VASCO Data Security International, Inc. 2009 Equity Incentive Plan was approved by the stockholders. No awards have been granted under the 2009 Equity Incentive Plan. Awards were previously granted under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as amended and restated. Upon approval of the VASCO Data Security International, Inc. 2009 Equity Incentive Plan, the VASCO Data Security International, Inc. 1997 Stock Compensation Plan was suspended and no further awards will be issued thereunder.

In May 2009, we granted long-term incentive awards to key employees, other than named executive officers, under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as amended and restated. The long-term incentive awards may be earned if VASCO achieves certain performance targets over the 2009-2011 three year period. The award amounts are designated as a specific dollar amount but, at the option of the company, may be paid in either VASCO common stock or cash. The May 2009 awards totaled $2,055 and will be amortized through December 2011. There were no other awards granted under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as amended and restated, in the second and third quarters of 2009.

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

The following table details the stock-based compensation expense (income) incurred in the three and nine month periods ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Stock options	$-	$71	$11	$211
Restricted stock	299	335	243	993
Long-term incentive plan	185	405	(1,038)	1,080

Total stock based compensation	$484	$811	$(784)	$2,284

Note 10 – Common Stock and Earnings per Share

The following table summarizes the new issuance of VASCO’s common stock for the nine months ended September 30, 2009:

	Common stock issued
	Number of shares	Value of shares
Exercise of options	38	$119
Restricted stock awards	109	936

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three and nine month periods ended September 30, 2009 and 2008 follow:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income	$1,522	$9,123	$7,027	$21,479

Weighted average common shares outstanding
Basic	37,322	37,173	37,318	37,138
Incremental shares with dilutive effect:
Stock options	819	1,004	767	1,024
Restricted stock awards	13	27	-	35
Warrants	-	-	-	39

Dilutive	38,154	38,204	38,085	38,236

Net income per share
Basic	$0.04	$0.25	$0.19	$0.58
Dilutive	$0.04	$0.24	$0.18	$0.56

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except headcount, ratios, time periods and percents)

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

General

The following discussion is based upon our consolidated results of operations for the three and nine months ended September 30, 2009 and 2008 (percentages in the discussion may be rounded to the closest full percentage point) and should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Form 10-Q and our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Comparison of Results for the Three Months and Nine Months Ended September 30, 2009 and 2008

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

Economic Conditions: Our revenue may vary significantly with changes in the economic conditions in the countries in which we sell products. With our current concentration of revenue in Europe and specifically in the banking/finance vertical market, significant changes in the economic outlook for the European banking market may have a significant effect on our revenue. As is currently the case, during difficult economic periods, our customers may delay the rollout of existing applications and defer purchase decisions related to the implementation of our product in new applications. We have responded to the current economic conditions by focusing our sales efforts on markets that we believe have the most near-term opportunity and implementing a cost containment initiative, which includes but is not limited to a hiring freeze. We expect to relax the hiring freeze as it relates to sales and related support staff in areas where we believe there is a near term opportunity to strengthen our position in specific markets. With the exception of the addition of sales-related staff, we plan to continue our cost containment programs. We believe that they will allow us to remain profitable for the full-year 2009 while not diminishing the value of key investments we have made over the last two years to build a strong infrastructure that will support our long-term growth.

Currency Fluctuations: In the third quarter of 2009 and 2008, approximately 91% and 95%, respectively, of our revenue was generated outside the United States. For both the nine months ended September 30, 2009 and 2008, approximately 94% of our revenue was generated outside of the United States.

In addition, in the third quarter of 2009 and 2008, approximately 76% and 74%, respectively, of our operating expenses were incurred outside the United States. For the nine months ended September 30, 2009 and 2008, approximately 80% and 74%, respectively, of our operating expenses were incurred outside of the United States. Excluding the benefit derived in the first quarter of 2009 from the reversal of accruals for performance-based equity incentive awards of $2,002, approximately 77% of our operating expenses were incurred outside of the United States for the nine months ended September 30, 2009.

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

The U.S. Dollar strengthened by approximately 8% and 12% against the Euro for the quarter and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The U.S. Dollar strengthened 12% and 26% against the Australian Dollar for the quarter and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. We estimate that the strengthening of the U.S. Dollar versus these two currencies in 2009 compared to 2008 resulted in a decrease in revenue of approximately $592 and $4,292 for the quarter and nine months ended September 30, 2009, respectively, compared to the same periods in 2008 and a decrease in operating expenses of approximately $934 and $4,318 for the quarter and nine months ended September 30, 2009, respectively, compared to the same periods in 2008.

The financial position and results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland and Singapore (in which the functional currency is the U.S. Dollar), are generally measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders’ equity. Revenue and expenses are translated at average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other non-operating income (expense). Foreign exchange transaction gains aggregating $308 and $643 in the third quarter and first nine months of 2009, respectively, compare to losses aggregating $836 and $751 in the third quarter of 2008 and first nine months of 2008, respectively.

Revenue

Revenue by Geographic Regions: We classify our sales by customers’ location in four geographic regions: 1) EMEA, which includes Europe, the Middle East and Africa; 2) the United States, which for our purposes includes sales in Canada; 3) Asia Pacific; and 4) Other countries, including Australia, Latin America and Central Asia. The breakdown of revenue for the three and nine months ended September 30, 2009 and 2008 in each of our major geographic regions follows:

	EMEA	United States	Asia Pacific	Other countries	Total
Three months ended September 30:

Total Revenue:
2009	$17,002	$1,921	$1,354	$1,849	$22,126
2008	25,652	2,066	2,730	9,257	39,705

Percent of Total:
2009	77%	9%	6%	8%	100%
2008	65%	5%	7%	23%	100%

Nine months ended September 30:

Total Revenue:
2009	$50,598	$4,488	$6,451	$8,222	$69,759
2008	69,508	6,423	8,278	19,833	104,042

Percent of Total:
2009	73%	6%	9%	12%	100%
2008	67%	6%	8%	19%	100%

Total revenue in the third quarter of 2009 decreased $17,579, or 44% from third quarter 2008. The decrease was primarily attributable to a significant decline in products sold to the banking and enterprise and application security markets and the strengthening of the U.S. Dollar as compared to the Euro as previously noted. Please see the discussion below under “Revenue by Target Market” for additional information regarding the changes in revenue from the banking market and the enterprise and application security market.

Revenue generated in EMEA during the third quarter 2009 was $8,650 or 34% lower than during the third quarter of 2008. The decrease was primarily attributable to factors noted above related to the quarter as a whole. Revenues were approximately 37% and 17% lower in the banking and enterprise and application security markets, respectively, than in the third quarter of 2008.

Revenue generated in the United States during the third quarter was $145 or 7% lower than the third quarter of 2008. The decrease was primarily attributable to a decline in revenue from the enterprise and application security market.

Revenue generated in the Asia Pacific region during the third quarter was $1,376 or 50% lower than the third quarter of 2008. The decrease was primarily attributable to factors noted above related to the quarter as a whole. Revenues in the Asia Pacific region were approximately 44% and 75% lower in the banking and enterprise and application security markets, respectively, than in the third quarter of 2008. The decline in revenue from the enterprise and application security market reflects the fact that the overall volume of that business is relatively small and changes in the timing of shipment of order can have an impact on the period over period comparisons.

Revenue generated from other countries during the third quarter was $7,408 or 80% lower than the third quarter of 2008. The decrease in other countries was primarily due to declines in South American banking markets where the initial deployments with large banking customers were completed in 2008. We expect that revenue from other countries will be more volatile than our other regions given the earlier stage of development of the authentication market in those countries. VASCO, however, plans to continue to invest in new markets based on our estimates of the market’s demand for strong user authentication.

Total revenue for the nine months ended September 30, 2009 decreased $34,283 or 33%, from the nine months ended September 30 of 2008. The decrease was primarily attributable to a significant decline in products sold to the banking market and the strengthening of the U.S. Dollar as compared to the Euro as previously noted.

Revenue for the nine months ended September 30, 2009 generated in the European region was $18,910 or 27% lower than the same period in 2008 reflecting a 35% decline in the banking market partially offset by a 6% increase in the enterprise and application security market.

Revenue for the nine months ended September 30, 2009 generated in the United States was $1,935 or 30% lower than the same period in 2008, reflecting a 42% decline in the banking market and an 18% decline in the enterprise and application security market.

Revenue for the nine months ended September 30, 2009 generated in the Asia Pacific region was $1,827 or 22% lower than the same period in 2008 reflecting a 32% decline in the banking market partially offset by a 24% increase in the enterprise and application security market.

Revenue for the nine months ended September 30, 2009 generated from other countries was $11,611 or 59% lower than the same period in 2008. The majority of the decrease in this region was from the banking market and reflected the same factors as those noted for the third quarter.

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

	Banking	Enterprise & application security	Total
Three months ended September 30:

Total Revenue:
2009	$16,630	$5,496	$22,126
2008	32,864	6,841	39,705

Percent of Total:
2009	75%	25%	100%
2008	83%	17%	100%

Nine months ended September 30:

Total Revenue:
2009	$50,643	$19,116	$69,759
2008	85,317	18,725	104,042

Percent of Total:
2009	73%	27%	100%
2008	82%	18%	100%

Revenue in the third quarter of 2009 from the banking market decreased $16,234 or 49% from the third quarter of 2008 and revenue from the enterprise and application security market decreased $1,345 or 20% in the same period.

The decline in the banking market reflects a decline in products sold, both hardware and non-hardware, and the strengthening of the U.S. Dollar as compared to the Euro, as previously noted. We believe that banks in many, but not all, of our markets have been affected by the financial crisis. As a result, we believe that bank management teams have increased their focus on short-term objectives while their internal structures are being realigned based on new ownership or new government rules. Also, given the worldwide recession, we believe that many banks are postponing marketing campaigns and related large-scale deployments of our products until a time when such marketing campaigns are expected to yield a higher return. For several consecutive quarters the banks have been placing smaller orders, which we believe was done to primarily meet their short-term needs. Looking forward, we believe that the financial, economic and regulatory environments that have had a large negative effect on our banking customers is improving and we expect to see an increase in orders from the banking market in the fourth quarter of 2009.

The increase in the enterprise and application security market was primarily attributable to an increase in the number of products shipped partially offset by the strengthening of the U.S. Dollar as compared to the Euro.

Revenue for the first nine months of 2009 from the banking market decreased $34,674 or 41%, compared to the first nine months of 2008 and revenue from the enterprise and application security market increased $391 or 2% in the same period. Changes in the revenue in both markets for the first nine months of 2009 compared to the same period in 2008 were attributable to the same factors noted above in the comparison of revenue for the third quarter of 2009 to the revenue for the third quarter of 2008.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue for the three months and nine months ended September 30, 2009 and 2008:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenue	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	30.4	29.9	30.0	29.6

Gross profit	69.6	70.1	70.0	70.4

Operating costs:
Sales and marketing	30.6	22.4	31.3	24.6
Research and development	12.7	7.7	11.9	8.4
General and administrative	16.9	10.9	14.8	11.6
Amortization of purchased intangible assets	0.5	0.3	0.5	0.5

Total operating costs	60.7	41.3	58.4	45.1

Operating income	8.8	28.8	11.5	25.3

Interest income	0.3	0.6	0.5	0.7
Other income (expense)	2.4	(2.0)	2.1	(0.5)

Income before income taxes	11.6	27.4	14.2	25.5
Provision for income taxes	4.7	4.4	4.1	4.8

Net income	6.9%	23.0%	10.1%	20.7%

Gross Profit

Consolidated gross profit for the quarter ended September 30, 2009 was $15,390 a decrease of $12,449 or 45% from the quarter ended September 30, 2008. Gross profit as a percentage of revenue (gross profit margin) was 69.6% for the quarter ended September 30, 2009, as compared to 70.1% for the quarter ended September 30, 2008. The most significant items affecting the comparison of the gross profit margins, whose impacts largely offset each other are described below.

Consolidated gross profit for the nine months ended September 30, 2009 was $48,800 a decrease of $24,481 or 33% from the comparable period in 2008. Gross profit as a percentage of revenue was 70.0% for the first nine months of 2009, as compared to 70.4% for the comparable period in 2008.

The majority of our inventory purchases are denominated in U.S. Dollars. Also, as previously noted, our sales are denominated in various currencies including the Euro and Australian Dollar. As the U.S. Dollar has strengthened, when compared to the Euro and Australian Dollar in the same periods in the prior year, revenue from sales made in Euros and Australian Dollars decreased, as measured in U.S. Dollars, without a corresponding decrease in cost of goods sold. The impact from changes in currency rates as noted above is estimated to have decreased revenue by approximately $592 for the quarter and $4,292 for the nine months ended September 30, 2009, respectively. Had the currency rates in 2009 been equal to the rates in 2008, the gross profit rate would have been approximately 0.7 higher for the quarter and 1.7 percentage points higher for the nine months ended September 30, 2009.

Non-hardware revenue, which can have a gross profit margin that is approximately 20 to 30 percentage points higher than hardware-related revenue, depending on the model and quantity of the hardware units sold, was 24% and 23% of revenue for the third quarter and first nine months of 2009, respectively. Non-hardware revenue was approximately 23% of total revenue for both the third quarter and first nine months of 2008, respectively. We plan to continue to focus on sales of our non-hardware revenue items and expect that they will increase as a percentage of our total revenue in future periods.

Card readers, which can have a gross profit margin that is approximately 25 to 35 percentage points lower than other hardware-related margins, due to competitive pricing pressures, were 19% and 18% of our revenue for the third quarter and first nine months of 2009, respectively, compared to 13% and 16% for the same periods in 2008. We expect that there will be continued pressure on the pricing of card readers as there are a number of competitors in the EMV market that produce products with fewer features than our products and at lower costs.

As noted above, revenue from our enterprise and application security markets was 25% and 27% of total revenue for the third quarter and first nine months of 2009, respectively, compared to 17% and 18% for the same periods in 2008. The gross profit margin from our enterprise and application security business is approximately 20 to 25 percentage points higher than in the banking market because sales in the enterprise and application security market are generally for lower quantities and higher prices than in the banking market. We plan to continue to invest in both the banking market and the enterprise and application security market and the overall mix between the two markets will vary in the future based on the growth rates in each of the markets.

Operating Expenses

Our operating expenses are generally based on anticipated revenue levels and the majority of such expenses are fixed over short periods of time. As a result, small variations in the amount of revenue recognized in any given quarter could cause significant variations in the quarter-to-quarter comparisons of either the absolute amounts of operating income or operating income as a percentage of revenue. The most significant factor driving our operating expenses is our headcount. Direct compensation and benefit plan expenses generally represent between 55% and 60% of our operating expenses. In addition, a number of other expense categories are directly related to headcount. As mentioned earlier, we have implemented a cost containment initiative, which includes, but is not limited to, a hiring freeze in all areas with the exception of sales and related support areas. We believe that these actions will allow us to remain profitable while not diminishing the value of key investments we have made over the last two years to build a strong infrastructure that will support our long-term growth.

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended September 30, 2009 were $6,767 a decrease of $2,111, or 24%, from the third quarter of 2008. This decrease in sales and marketing expenses is primarily related to:

•	the benefit of a stronger U.S. Dollar compared to the Euro,
•	lower compensation expenses,
•	lower marketing expenses, and
•	lower travel expenses.

Consolidated sales and marketing expenses for the nine months ended September 30, 2009, were $21,860, a decrease of $3,755, or 15%, from the same period of 2008. In addition to the factors noted above, the decrease in expenses included the reversal, in the first quarter of 2009, of accruals of $684 for long-term, performance-based, incentive awards, where the targeted performance is not likely to be achieved, partially offset by increased expenses related to an increase in the average headcount of 10%.

Average full-time sales and marketing employee headcount for the third quarter of both 2009 and 2008 was 156 persons. Average full-time sales and marketing employee headcount for the first nine months of 2009 was 163, compared to 148 in the first nine months of 2008.

Research and Development Expenses

Consolidated research and development expenses for the quarter ended September 30, 2009, were $2,820, a decrease of $236, or 8%, from the third quarter of 2008. This decrease was primarily due to:

•	the benefit of a stronger U.S. Dollar compared to the Euro and Australian Dollar,

partially offset by,

•

increased compensation expense related to an increase in headcount (the average research and development employee headcount increased 15% to 94 in the third quarter of 2009 from 82 in the third quarter of 2008).

Consolidated research and development costs for the nine months ended September 30, 2009, were $8,281, a decrease of $431, or 5%, from the same period of 2008. In addition to the factors noted above, the decrease in expenses included the reversal, in the first quarter of 2009, of accruals of $371 for long-term, performance-based, incentive awards, where the targeted performance is not likely to be achieved.

Average full-time research and development employee headcount for the first nine months in 2009 was 93, compared to 77 in the same period of 2008.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended September 30, 2009, were $3,734, a decrease of $610, or 14%, from the third quarter of 2008. This decrease is primarily due to:

•	lower personnel recruiting costs,

•	lower professional fees,
•	lower insurance costs, and
•	the benefit of a stronger U.S. Dollar,

partially offset by,

•

higher compensation expenses related to an increase in headcount (the average general and administrative employee headcount increased 10% to 46 in the third quarter of 2009 from 42 in the second quarter of 2008), and

•	an increase in depreciation expense associated with investments in systems and leasehold improvements in new offices.

Consolidated general and administrative expenses for the nine months ended September 30, 2009, were $10,299, a decrease of $1,810 or 15%, from the same period of 2008. In addition to the factors noted above, the decrease in expenses included the reversal, in the first quarter of 2009, of accruals of $947 for long-term, performance-based, incentive awards, where the targeted performance is not likely to be achieved and a decrease in bad debt expense reflecting the recovery of amounts previously reserved.

Average full-time general and administrative employee headcount for the first nine months in 2009 was 47 compared to 37 in the same period of 2008.

Amortization of Intangible Assets

Amortization of intangible assets for the third quarter and first nine months of 2009 decreased $7 and $186, respectively, over the comparable periods in 2008. The decrease in amortization expense for the nine months ended September 30, 2009 reflects the fact that the intangible assets related to our acquisition of Identikey Ltd. in March 2001 were fully amortized in the first quarter of 2008.

Interest Income

Net interest income was $73 in the third quarter of 2009 as compared to income of $227 in the third quarter of 2008. For the nine months ended September 30, 2009, interest income was $381 compared to $761 for the same period of 2008. The decrease in interest income in both periods is primarily attributable to the fact that although we had higher average invested cash balances, we earned lower rates of return on the balances.

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

Other income for the third quarter of 2009 was $530 and compares to other expense of ($789) for the third quarter of 2008. The increase in other income (expense) primarily reflects exchange gains of $308 in the third quarter of 2009 compared to exchange losses of $836 in the third quarter of 2008. The increase also included an increase in other income from $47 in the third quarter of 2008 to $222 in the third quarter of 2009, primarily from government subsidies.

Other income for the first nine months of 2009 was $1,488 and compares to a loss of $571 for the first nine months of 2008. The increase in other income (expense) reflects exchange gains of $643 in the first nine months of 2009 compared to exchange losses of $751 in the first nine months of 2008. Other income, unrelated to exchange gains, increased from $180 to $845 for the first nine months of 2008 and 2009, respectively. This increase is primarily related to additional foreign subsidies resulting from our increased efforts to obtain such subsidies as well as government programs intended to stimulate the local economies. Going forward, we expect that the amount of government subsidies will decline as the stimulus programs expire.

Income Taxes

Income tax expense for the third quarter of 2009 was $1,035, a decrease of $719 from the third quarter of 2008. The decrease in tax expense is attributable to lower pre-tax income, partially offset by a higher effective tax rate. The effective tax rate was 40% for the third quarter of 2009 and compares to 16% for the third quarter of 2008. The tax rate in the third quarter of 2009 included an adjustment to increase the effective tax rate from our previous estimate of 25% to the current full-year estimate of 29%. The rate in 2008 benefited from a reduction in our estimate of our full-year tax rate. We reduced our estimated full-year tax rate from 21% at the end of the second quarter of 2008 to 19% at the end of the third quarter of 2008.

Income tax expense for the first nine months of 2009 was $2,870, a decrease of $2,168 from the same period in 2008. The decrease in tax expense reflects lower pre-tax income partially offset by the aforementioned higher effective tax rate.

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

Liquidity and Capital Resources

Our net cash balance was $71,230 at September 30, 2009, an increase of $3,641 or 5.4% from $67,589 at June 30, 2009, and an increase of $13,516 or 23%, from $57,714 at December 31, 2008. The increase in cash from June 30, 2009, was attributable to strong cash flow from operations and the benefit from changes in exchange rates. The benefit from changes in exchange rates primarily reflected the fact that the Euro was stronger at September 30, 2009 than at June 30, 2009. We believe that our cash resources will be sufficient to meet our operating needs for the next 12 months.

At September 30, 2009 we had working capital of $83,320, an increase of $7,390 or 10% from $75,930 reported at December 31, 2008. The increase in working capital was primarily a result of our continued profitability.

Days sales outstanding (DSO) in net accounts receivable increased to 85 days as of September 30, 2009 from 65 days at June 30, 2009 and from 79 days at December 31, 2008 The increase in DSO is primarily related to the timing of when sales were made during the quarter.

EBITDA from continuing operations for the three and nine month periods ending September 30, 2009 were $3,332 and $11,869, a decrease of $8,142 and $16,523, respectively, over the same periods in the prior year. A reconciliation of EBITDA to net income for the quarter and nine months ended September 30, 2009 and 2008 follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands, unaudited)		(in thousands, unaudited)
EBITDA	$3,332	$11,474	$11,869	$28,392

Interest income, net	73	227	381	761
Provision for income taxes	(1,035)	(1,754)	(2,870)	(5,038)
Depreciation and amortization	(848)	(824)	(2,353)	(2,636)

Net income	$1,522	$9,123	$7,027	$21,479

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

We maintain a line of credit with Fortis Bank, SA/NV, Brussels, Zurich Branch. Under terms of the agreement, we can borrow an amount equal to 80% of our Belgium subsidiary’s defined accounts receivable up to a maximum of 5,000 Euros. Borrowing under the line of credit may be denominated in Euros, U.S. Dollars or Swiss Francs. If the borrowings are denominated in Euros, we are obligated to pay interest at the monthly average of the EONIA (Euro Over Night Index Average) plus 2.5% per year. If the borrowings are denominated in U.S. Dollars, we are obligated to pay interest at the U.S. Dollar Fed Fund Rate plus 2.5% per year. If the borrowings are denominated in Swiss Francs, we are obligated to pay interest at the Swiss National Bank Repo rate plus 2.5% per year. Either party can terminate the credit line with 14 days notice without penalty. If terminated, all borrowings under the line then outstanding would be due and payable. Fortis can also terminate the credit line immediately if VASCO fails to observe the specific terms of the credit line, becomes insolvent, ceases operation or experiences a change in control. We had no borrowings under the credit line at September 30, 2009.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB revised the authoritative guidance for business combinations which establishes the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance makes significant changes to existing accounting practices for acquisitions, including the requirement to expense transaction costs and to reflect the fair value of contingent purchase price adjustments at the date of acquisition. In April 2009, the FASB issued authoritative guidance which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The guidance was adopted by the Company on January 1, 2009 and did not impact the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC Subtopic 855, Subsequent Events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events. ASC Subtopic 855 is effective for interim and annual reporting periods ending after June 15, 2009. The additional disclosure required by this statement is included in Note 1.

In October 2009, an update, Accounting Standard Update, (ASU) 2009-13 was made to ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, effective prospectively in fiscal years beginning on or after June 15, 2010; however, early adoption is permitted. ASU 2009-13 eliminates the requirement that all undelivered elements have VSOE before an entity can recognize the portion of an overall arrangement fee that is attributable to delivered elements. In the absence of VSOE, entities will be required to estimate the selling price of those elements. We are evaluating the impact that the adoption of ASU 2009-13 may have on our consolidated financial position.

In October 2009, ASU 2009-14 was made to ASC Subtopic 985-605 Software-Revenue Recognition, effective prospectively in fiscal years beginning on or after June 15, 2010; however, early adoption is permitted. ASU 2009-14 amends ASC subtopic 985-605 to exclude from its scope tangible products that contain both software and non-hardware components that function together to deliver a product’s essential functionality. We are evaluating the impact that the adoption of ASU 2009-14 may have on our consolidated financial position.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the nine months ended September 30, 2009. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who, respectively, are our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were effective to provide assurance that (i) the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification, dated November 6, 2009.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification, dated November 6, 2009.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2009.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2009.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown
Clifford K. Bown Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification, dated November 6, 2009.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification, dated November 6, 2009.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2009.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2009.