Form 10-K
period 2009-12-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2010-03-16
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      X        No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes                No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer              Accelerated filer      X        Non-accelerated filer              Smaller reporting company                                                                          (do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes                No      X

As of June 30, 2009, the aggregate market value of voting and non-voting common equity (based upon the last sale price of the common stock as reported on the Nasdaq Capital Market on June 30, 2009) held by non-affiliates of the registrant was $206,092,453 at $7.31 per share.

As of February 28, 2010, there were 37,626,293 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

This report contains trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, Digipass as a Service (DaaS), DIGIPASS, VACMAN, aXsGUARD and IDENTIKEY.

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

PART I

Item 1 – Business

VASCO Data Security International, Inc. was incorporated in the State of Delaware in 1997 and is the successor to VASCO Corp., a Delaware corporation. Our principal executive offices are located at 1901 South Meyers Road, Suite 210, Oakbrook Terrace, Illinois 60181; the telephone number at that address is (630) 932-8844. Our international headquarters in Europe is located at World-Wide Business Center, Balz-Zimmermannstrasse 7, CH-8152, Glattbrugg, Switzerland; the phone number at this location is 41 (0)43 555 3500. Our principal operations offices in Europe are located at Koningin Astridlaan 164, B-1780 Wemmel, Belgium and the telephone number at that address is 32 (0)2 609 9700. Unless otherwise noted, references in this Annual Report on Form 10-K to “VASCO”, “company”, “we”, “our”, and “us” refer to VASCO Data Security International, Inc. and its subsidiaries.

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

General

We, through our operating subsidiaries, design, develop, market and support open standards-based hardware and software security systems that manage and secure access to information assets. We design, develop, market and support patented “Strong User Authentication” and “PKI” (Public Key Infrastructure) products and services for employee and consumer security, e-business and e-commerce. Our products enable secure financial transactions to be made over private enterprise networks and public networks, such as the Internet.

The backbone of our product range is VACMAN Controller. VACMAN Controller is either integrated into or interfaced with the host system’s application. VACMAN Controller supports multiple authentication technologies, including passwords, dynamic password technology, electronic signatures, digital signatures, certificates and biometrics, on one unique platform.

Our client side strong user authentication is delivered via our hardware and software DIGIPASS security products, (collectively “DIGIPASSES”) most of which incorporate an electronic signature capability, which further protects the integrity of electronic transactions and data transmissions. Some of our DIGIPASSES are compliant with the Europay MasterCard Visa (EMV) standard and are compatible with MasterCard’s and VISA’s Chip Authentication Program (CAP). Some of our DIGIPASS units are OATH (Initiative for Open Authentication) compliant.

Our strategy is to be the full option, all-terrain authentication company. Our end-to-end authentication combines all aspects of VASCO’s longstanding full option, all-terrain business model. Based on one unique core authentication engine, VACMAN, VASCO offers a wide portfolio of over 50 software and hardware client authentication products and services, for Banking and non-Banking markets. As such, VASCO secures a network from the server to the end-user.

In early 2010, we launched our DIGIPASS as a Service (DaaS) business model. With DaaS, we will offer our customers the opportunity to secure all of their software as service business applications with one single DIGIPASS authentication credential.

In a second phase of DaaS, we plan to secure a multitude of a consumer’s online accounts with one DIGIPASS credential. Thus, end users will be able to get secure access to, among other things, their private email accounts, their frequent flyer information and their social networking pages, as well as securely buy goods, order tickets, and play their favorite e-game on the Internet. We believe that with this approach, VASCO brings best-of-breed authentication into the reach of almost every online application.

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

•

DIGIPASS as a Service (DaaS): Offers on-demand identity and transaction security as a service. VASCO’s authentication services product offering is designed to provide enterprise employees and consumers secure access to multiple online and in-the-cloud applications, combined with safe online transactions.

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

Our security solutions are sold worldwide through our direct sales force, as well as through distributors, resellers and systems integrators. We currently have approximately 9,500 customers, including approximately 1,400 financial institutions, in more than 100 countries. Representative customers of our products include HSBC, Rabobank Nederland, BNP-Paribas Fortis, Wachovia and Blizzard Entertainment. The number of new accounts added in each of the past three fiscal years is as follows:

	2009	2008	2007
Banking	211	249	379
Enterprise Security	1,274	1,578	2,130

Total	1,485	1,827	2,509

Although management considers the number of new customers as an indicator of the momentum of our business and effectiveness of our distribution channel, the number of new customers is not indicative of future revenue.

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

In December 2006, we opened our international headquarters in Zurich, Switzerland. In August 2007, we established a wholly-owned sales subsidiary in Brazil, and in December 2007, we established a wholly-owned sales subsidiary in Japan. In 2008, we established a wholly-owned sales subsidiary in Mumbai, India and added a sales presence in Bahrain.

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

Fueled by well-publicized incidents, including misappropriation of credit card information and denial of service attacks, there is a growing perception among many consumers that there is a risk involved in transmitting information via the Internet. These incidents and this perception may hamper the development of consumer-based electronic commerce. Accordingly, we believe that electronic commerce will benefit from the implementation of improved security measures that accurately identify users and reliably encrypt data transmissions over the Internet. To minimize losses due to misappropriation of credit card information, many banks in European countries have issued smart cards (credit cards with a micro-chip) that are compliant with the EMV standard.

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

As a result of this approach, we believe that we are a leading provider of strong software and hardware authentication security that can be combined with electronic and digital signature (“e-signature”) solutions for all types of on-line, risk-based transactions.

Our Strategy

We believe that we have one of the most complete lines of security products and services for strong user authentication and e-signatures available in the market today. We also believe that we can demonstrate to an increasing number of distributors, resellers and systems integrators that they can more effectively differentiate themselves in their marketplaces and increase the value of their products by incorporating our security products into their own products. On a broad basis, our strategy is to:

•	Continue our “full-option,” end-to-end authentication strategy by offering the financial services sector the full array of authentication products and services;

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

Increase Sales and Marketing Efforts. We plan to increase our investment in sales and marketing by hiring new staff to strengthen our position in existing markets, increase our focus on new vertical application markets and increase our support for the indirect sales channel. We plan to increase the number of our marketing events, such as banking summits, enterprise security and application security events. We also plan to open new offices in the world’s leading business hubs following a three-step strategy:

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

Continue Innovation. We intend to continue to enhance and broaden our line of security products to meet the changing needs of our existing and potential customers by:

•	Hiring more engineers to expand our product development capability;

•	Building on our core software and hardware security expertise by continuing to expand our technology and services for use on different platforms, such as mobile phones and personal digital assistants;

•	Expanding our authentication services product offering;

•	Acquiring complementary technologies or businesses; and

•	Developing products for applications in new vertical markets.

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

The main authentication tool in a VACMAN Middleware enabled infrastructure remains the Active Directory service. The storage of the DIGIPASS related data is linked with the users in the Active Directory. As a result, a scalable approach is achieved and an optimal support is provided for multiple domains and delegated administration. VACMAN Middleware supports Open DataBase Connectivity (ODBC) compliant databases, such as Oracle 9iTM , Microsoft® SQL server 2000 and 2005, IBM DB2 8.1, Sybase® Adaptive Server Anywhere 9.0 and PostgreSQL 8.0 and 8.1. VACMAN Middleware is delivered with PostgreSQL update database release versions.

The audit console monitors incoming and outgoing RADIUS (Remote Authentication Dial-in User Service) and web traffic (or any other events) on the VACMAN Middleware server. The audit console presents all the statistical information needed to manage remote access environments including:

•	connection period;

•	number of information messages;

•	warnings; and

•	errors and fatal errors.

VACMAN Middleware uses a non-intrusive method of enabling DIGIPASS authentication, eliminating hardware and software conflicts; VACMAN Middleware is placed between the Network Access Server and the existing RADIUS server – without affecting the performance of either.

IDENTIKEY Server 3.1

IDENTIKEY Server 3.1 is full-function authentication server software for network and application security offering one-time passwords and e-signature capability. IDENTIKEY is based on VASCO’s core VACMAN technology and offers an authentication solution for several markets including Software as a Service (SaaS), e-gaming, online gambling, healthcare, automotive, e-banking and VPN access.

aXs GUARD Product Line

There are two types of aXs GUARD appliances: aXs GUARD Identifier and aXs GUARD Gatekeeper.

aXs GUARD Identifier

aXs GUARD Identifier is a standalone authentication solution that offers strong two-factor authentication for remote access to a corporate network or to web-based in-house business applications. It comes in a standard 19 inch rack with a mountable “slim fit” design. The appliance verifies DIGIPASS/IDENTIKEY authentication requests from RADIUS clients and web filters and can easily be integrated with any authentication server. It features a web based administration interface as well as an auditing and reporting console.

aXs GUARD Gatekeeper

aXs GUARD Gatekeeper consists of a range of dedicated appliances that brings strong user authentication and secure Internet communications to the enterprise through a choice of multiple software modules. aXs GUARD Gatekeeper integrates DIGIPASS to provide secure two factor user authentication. It is a standalone modular communications solution providing intrusion, website and virus protection; remote connection through VPNs and a reporting and monitoring console, among other things.

DIGIPASS Product Line

Our DIGIPASS product line, which exists as a family of software and hardware client authentication products and services, provides a flexible and affordable means of authenticating users to any network, including the Internet.

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

The DIGIPASS family is currently based on the first two factors. Using the DIGIPASS system, in order to enter a remote system or to digitally sign data, the user needs the:

•	Software and hardware client authentication device (DIGIPASS) itself; if he or she does not physically have the device, he or she will not be able to log on to the system; and

•	PIN code for the DIGIPASS; if the user does not know the appropriate code, he or she will not be able to use the applications stored inside.

Both factors help ensure that a natural person is authenticating (or signing), instead of a computer or another device. These factors also enable very high portability for security anytime and anywhere.

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

We believe a VASCO-secured system has the features needed to secure both today’s and tomorrow’s IT resources.

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

Research and Development

Our research and development efforts historically have been, and will continue to be, concentrated on product enhancement, new technology development and related new product introductions. We employ a team of full-time engineers and, from time to time, also engage independent engineering firms to conduct non-strategic research and development efforts on our behalf. We recorded $11.6, $11.6 and $9.4 million for fiscal years ended December 31, 2009, 2008, and 2007, respectively, on company-sponsored research and development.

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

Competition

The market for computer and network security solutions is very competitive and, like most technology-driven markets, is subject to rapid change and constantly evolving products and services. Our main competitor is RSA Security, a subsidiary of EMC Corporation. Additional competitors are ActivIdentity, Gemalto, Todos Data

Systems and Kobil Systems. There are many other companies such as SafeNet, Aladdin Knowledge Systems, and Entrust, that offer authentication hardware, software and services that range from simple locking mechanisms to sophisticated encryption technologies. We believe that competition in this market is likely to intensify as a result of increasing demand for security products.

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

Sales and Marketing

Our security solutions are sold through our direct sales force, as well as through 71 distributors, their reseller networks and systems integrators. A sales staff of 70 coordinates our sales activity through both our sales channels and our strategic partners’ sales channels and makes direct sales calls either alone or with sales personnel of vendors of computer systems. Our sales staff also provides product education seminars to sales and technical personnel of vendors and distributors with whom we have working relationships and to potential end-users of our products.

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

Customers and Markets

Customers for our products include some of the world’s most recognized names: HSBC, Rabobank Nederland, BNP-Paribas Fortis, Wachovia, and Blizzard Entertainment. In 2009, we announced numerous new customers around the world including, but not limited to, Caixa Galicia (Spain), Landesbank Baden-Württemberg Bank (Germany), Square Enix Co. (Japan), and HSBC Paraguay.

Our top 10 customers contributed 34%, 44% and 45%, in 2009, 2008 and 2007, respectively, of total worldwide revenue. There was no single customer that accounted for more than 10% of our revenue in 2009, 2008 or in 2007.

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

We organize our sales group and report our results in two vertical markets:

•	Banking and Financial Institutions: Our traditional stronghold where we believe that there are substantial opportunities for future growth.

•	Enterprise and Application Security: Our second market that has grown into a robust source of revenue and includes:

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

Our channel partners are critical to our success in the Enterprise and Application Security markets. We serve this market exclusively via our two-tier indirect sales channel. We train employees of our resellers and distributors on-site and in our offices. In addition, we have developed online video training software that allows us to train people worldwide, resulting in cost and time benefits.

We invest in and support our channel with marketing and public relations actions. Distributors and resellers get the tools they need to be successful, such as campaigns, case studies, marketing funds and more. We expect our Enterprise and Application Security market to become even more successful in the future.

Backlog

Our backlog at December 31, 2009 was approximately $19.9 million compared to $29.1 million at December 31, 2008. We anticipate that substantially all of the backlog at the end of 2009 will be shipped in 2010. We do not believe that the specific amount of backlog at any point in time is indicative of the trends in our markets or the expected results of our business. Given the relatively small size of our business and the large size of potential orders, the backlog number can change significantly with the receipt of a new order or modification of an existing order, for example, shipment timing.

Financial Information Relating to Foreign and Domestic Operations

For financial information regarding VASCO, see our Consolidated Financial Statements and the related Notes, which are included in this Annual Report on Form 10-K. We have a single reportable segment for all our products and operations. See Note 12 in the Notes to Consolidated Financial Statements for a breakdown of revenue and long-lived assets between U.S. and foreign operations.

Employees

As of December 31, 2009, we had 294 full time employees. Of these, 27 were located in the U.S., 222 in EMEA (Europe, the Middle East and Africa), 15 in the Asia Pacific Rim countries and 30 in other countries, including Australia, Latin America, India and Central Asia. Of the total, 156 were involved in sales, marketing and customer support, 92 in research and development and 46 in general and administration.

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

The company’s business was negatively affected in 2009 by a recession in many of the countries in which we do business and a credit crisis impacting banks in some of our markets. The tightening of credit in financial markets and the general economic downturn may have adversely affected the ability of our customers, suppliers, outsource manufacturers and channel partners (e.g. distributors and resellers) to obtain the financing they need to make purchases from us or to perform their obligations under agreements with us or even to continue their operations. The credit tightening and decreased cash availability could also result in (a) an increase in cancellation of orders for our products and services and/or a decrease in demand for our products and services, (b) an inability to collect our accounts receivable on a timely basis, which may result in additional reserves for uncollectible accounts receivable and (c) in the event of the contraction of our sales, dated inventory, which could result in a need for additional obsolescence reserves, each of which, individually or in aggregate, could cause our actual results to differ materially from our current expectations.

We are unable to predict the duration and the severity of the economic downturn and disruption in financial markets or their effect on our business and results of operations, but the consequences may be materially adverse.

The current worldwide economic conditions may affect our liquidity and capital resources.

While we believe that our financial resources and current borrowing arrangements are adequate to meet our operating needs, we anticipate that the difficult current economic conditions that exist on a worldwide basis today may require us to modify our business plans. In the current economic environment there is a risk that customers may delay their orders until the economic conditions stabilize further or improve. If a significant number of orders are delayed for an indefinite period of time, our revenue and cash receipts may not be sufficient to meet the operating needs of the business. If this is the case, we may need to borrow against our credit line (if it is still available to us), significantly reduce our workforce, sell certain of our assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenue and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions.

We have a long operating history, but only a small accumulated profit.

Although we have reported net income of $11.9 million, $24.3 million and $20.1 million for the years ended December 31, 2009, 2008, and 2007 , respectively, our retained earnings was only $36.7 million at December 31, 2009. Over our eighteen-year operating history, we have operated at a loss for many of those years. In the current uncertain economic environment, it may be difficult for us to sustain our recent levels of profitability.

We derive revenue from a limited number of products and do not have a broadly-diversified product base.

Substantially all of our revenue is derived from the sale of authentication products. We also anticipate that a substantial portion of our future revenue, if any, will also be derived from these products. If the sale of these products is impeded for any reason and we have not diversified our product offerings, our business and results of operations would be negatively impacted.

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

Prior to 2009, a major portion of our business was scheduled by our customers under purchase orders (POs) which called for multiple shipments over the course of 12 months. Typically, these were firm orders with specific requests for shipments on specified dates. Historically, a customer may have requested that a shipment be accelerated and delivered earlier than scheduled or, conversely, delayed and delivered later than originally scheduled, or in rare cases, cancelled. In 2009, we experienced instances in which customers delayed delivery shipments or placed smaller orders covering shorter periods of time. While we expect our customers to return to order patterns more similar to their historical patterns, they may continue to delay shipments or order small quantities covering shorter periods of time. If our customers continue ordering on a basis consistent with 2009, each quarter’s results may vary substantially based on orders delivered in that quarter.

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

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

Our agreements with customers and channel partners include indemnification provisions, under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement and, in some cases, for damages caused by us to property or persons. Large indemnity payments could harm our business, operating results and financial condition.

Risks Related to the Market

We face significant competition and if we lose or fail to gain market share our financial results will suffer.

The market for computer and network security products is highly competitive. Our competitors include organizations that provide computer and network security products based upon approaches similar to and different from those that we employ, such as RSA Security (a subsidiary of EMC Corporation), Aladdin Knowledge Systems, SafeNet, ActivIdentity, Gemalto, Todos Data Systems and Kobil Systems. Many of our competitors have significantly greater financial, marketing, technical and other competitive resources than we do. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products.

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

Our ability to obtain financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, defer our product development activities, or delay the introduction of new products. Despite our strong cash position, we have a credit line in place for up to five million Euros or the equivalent in U.S. Dollars or Swiss Francs. This line of credit, however, can be terminated with 14 days advance notice by either party in their sole discretion.

We experience variations in quarterly operating results and sales are subject to seasonality, both of which may result in a volatile stock price.

In the future, as in the past, our quarterly operating results may vary significantly, resulting in a volatile stock price. Factors affecting our operating results include:

•	The level of competition;

•	The size, timing, cancellation or rescheduling of significant orders;

•	New product announcements or introductions by competitors;

•	Technological changes in the market for data security products including the adoption of new technologies and standards;

•	Changes in pricing by competitors;

•	Our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;

•	Component costs and availability;

•	Our success in expanding our sales and marketing programs;

•	Market acceptance of new products and product enhancements;

•	Changes in foreign currency exchange rates; and

•	General economic conditions in the countries in which we operate.

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

The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, including the following:

•	Actual or anticipated fluctuations in our quarterly or annual operating results;

•	Differences between actual operating results and results estimated by analysts that follow our stock and provide estimates of our results to the market;

•	Differences between guidance relative to financial results, if given, and actual results;

•	Changes in market valuations of other technology companies;

•	Announcements by us or our competitors of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Additions or departures of key personnel;

•	Future sales of common stock;

•	Trading volume fluctuations; and

•	Reactions by investors to the current turmoil in the world economy and financial markets.

A small group of persons control a substantial amount of our common stock and could delay or prevent a change of control.

Our Board of Directors, our officers and their immediate families and related entities beneficially own approximately 28%, with Mr. T. Kendall Hunt beneficially owning approximately 25%, of the outstanding shares of our common stock. As the Chairman of the Board of Directors, Chief Executive Officer and our largest stockholder, Mr. Hunt may exercise substantial control over our future direction and operation and such concentration of control may have the effect of discouraging, delaying or preventing a change in control and may also have an adverse effect on the market price of our common stock.

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

In addition to any monetary liability for the failure of our products, an actual or perceived breach of network or data security at one of our customers could adversely affect the market’s perception of us and our products, and could have an adverse effect on our reputation and the demand for our products. Similarly, an actual or perceived breach of network or data security within our own systems could damage our reputation and have an adverse effect on the demand for our products.

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

In 2009, approximately 93% of our revenue and approximately 83% of our operating expenses were generated/incurred outside of the U.S. In 2008, approximately 94% of our revenue and approximately 79% of our operating expenses were generated/incurred outside of the U.S. A severe economic decline in any of our major foreign markets could adversely affect our results of operations and financial condition.

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

We or our suppliers may be impacted by new regulations related to climate change.

In addition to the European environmental regulations noted above, we or our suppliers may become subject to new laws enacted with regards to climate change. In the event that new laws are enacted or current laws are modified in countries in which we or our suppliers operate, our flow of product may be impacted and/or the costs of handling the potential waste associated with our products may increase dramatically, either of which could result in a significant negative impact on our ability to operate or operate profitably.

U.S. investors may have difficulties in making claims for any breach of their rights as holders of shares because some of our assets and executives are not located in the United States.

Several of our executives and key employees are residents of foreign countries, and a substantial portion of our assets and those of some of our executives and key employees are located in foreign countries. As a result, it may not be possible for investors to effect service of process on those persons located in foreign countries, or to enforce judgments against some of our executives and key employees based upon the securities or other laws of jurisdictions in those foreign countries.

Our business in countries with a history of corruption and transactions with foreign governments increase the risks associated with our international activities.

As we operate and sell internationally, we are subject to the U.S. Foreign Corrupt Practices Act (FCPA), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. We have operations, deal with and make sales to governmental or quasi-governmental customers in countries known to experience corruption, particularly certain countries in the Middle East, Africa, East Asia and South America, and further expansion of our international selling efforts may involve additional regions. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or channel partners that could be in violation of various laws, including the FCPA, even though these parties are not always subject to our control. Violations of the FCPA may result in severe criminal or civil sanctions, including suspension or debarment from U.S. government contracting, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

Our corporate headquarters is located in Oakbrook Terrace, Illinois, and our U.S. sales office is located in Westborough, Massachusetts.

Our international headquarters is in Zurich, Switzerland. Our European operational headquarters is located in a suburb of Brussels, Belgium. We also conduct sales and marketing, research and development and customer support activities from our Belgian office. Our logistics facility is located in Mollem, Belgium. We also have a sales and research and development facility in the Netherlands; as well as operations facilities in Mechelen, Belgium. We also have research and development facilities in Bordeaux, France and Vienna, Austria.

We occupy two locations in Australia. In Brisbane, we have an administrative and research and development facility. Our Australian sales office is located in Sydney.

In the Asia/Pacific region we currently have sales offices in Singapore and Tokyo, Japan as well as a liaison office in Shanghai, China.

We also have sales offices in Mumbai, India, Sao Paulo, Brazil, Bahrain, and the U.K. and conduct sales activities through liaison offices and agents in Germany, Turkey, Russia, Mexico and Colombia.

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

Item 4 - Reserved

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001 per share, trades on the NASDAQ Capital Market under the symbol VDSI.

The following table sets forth the range of high and low prices of our common stock on the NASDAQ Capital Market for the past two years.

2009	High	Low
Fourth quarter	$7.98	$5.83
Third quarter	8.97	6.95
Second quarter	8.37	5.65
First quarter	10.60	3.85

2008
Fourth quarter	$11.66	$6.64
Third quarter	14.14	10.00
Second quarter	14.81	9.71
First quarter	27.48	10.43

On February 28, 2010, there were 79 registered holders and approximately 16,500 street name holders of the company’s common stock.

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

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

None

Stock Performance Graph

The Stock Performance Graph below compares the cumulative total return through December 31, 2009, assuming reinvestment of dividends, by an investor who invested $100.00 on December 31, 2004, in each of (i) our common stock, (ii) the Russell 2000 index, (iii) the Standard Industrial Code Index 3577 – Computer Peripheral Equipment, NEC and (iv) a comparable industry (the peer group) index selected by the company. The peer group for this purpose consists of: ActivIdentity Corporation, ArcSight, Inc., Blue Coat Systems, Inc., Guidance Software, Inc., SonicWALL, Inc., Sourcefire, Inc. and Websense, Inc. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09
VASCO Data Security International, Inc.	100.00	148.92	178.98	421.68	155.99	94.82
Russell 2000 Index	100.00	104.56	123.75	121.83	80.66	102.59
3577—Computer Peripheral Equipment, NEC	100.00	97.46	114.92	102.65	44.47	67.92
Peer Group Only	100.00	124.36	95.78	111.47	52.60	118.53

Item 6 - Selected Financial Data (in thousands, except per share data)

	Year ended December 31,
	2009	2008	2007	2006	2005
				(a)	(b)
Statements of Operations Data:
Revenue	$101,695	$132,977	$119,980	$76,062	$54,579
Operating income from continuing operations	12,643	28,137	30,893	18,942	10,953	(c)
Net income from continuing operations	11,862	24,291	20,963	12,587	7,701
Net income available to common stockholders	11,862	24,291	20,963	12,587	7,687	(d)
Diluted income from continuing operations per common share	$0.31	$0.64	$0.55	$0.33	$0.21	(d)

Balance Sheet Data:
Cash and equivalents	$67,601	$57,714	$38,833	$14,768	$16,962
Working capital	87,632	75,930	52,438	22,058	16,325
Total assets	132,724	127,950	100,676	62,646	41,505
Long term obligations	1,095	2,694	2,658	1,178	256
Total stockholders’ equity	108,376	95,284	71,539	42,206	25,395
Cash dividends declared per common share	—	—	—	—	—

(a)	Includes the results of Logico Smartcard Solutions GmbH, acquired May 11, 2006, and Able NV, acquired October 25, 2006.
(b)	Includes the results of AOS-Hagenuk B.V., acquired on February 4, 2005.
(c)	Includes restructuring recovery of $172 in 2005.
(d)	Includes the impact of preferred stock dividends of $14 in 2005.

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

General

The following discussion is based upon our consolidated results of operations for the years ended December 31, 2009, 2008 and 2007 (percentages in the discussion are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Industry Growth: We believe that, while there are no accurate measurements of the total industry’s size, the industry growth rate is increasing and will continue to grow at a significant rate into the foreseeable future. Growth is being driven by new government regulations, growing awareness of the impact of identity theft, and the growth in commerce that is transacted electronically. The issues driving the growth are global issues and the rate of adoption in each country is a function of that country’s culture, the competitive position of businesses operating in those countries, the country’s overall economic conditions and the degree to which businesses and consumers within the country use technology. While industry growth in 2009 was negatively impacted by the financial crisis in many countries, especially in relation to banks, and a recession in most countries, we expect that the industry will stabilize and begin to grow again in 2010.

Economic Conditions: Our revenue may vary significantly with changes in the economic conditions in the countries in which we currently sell products. With our current concentration of revenue in Europe and specifically in the banking/finance vertical market, significant changes in the economic outlook for the European banking market may have a significant effect on our revenue. As a result of the difficult economy in 2009, our customers delayed the rollout of existing applications and deferred purchase decisions related to the implementation of our product in new applications. In the Banking market, we saw an increased focus on short-term objectives while the banks’ internal structures were being realigned based on new ownership or new government rules. Also, we believe that many banks were postponing marketing campaigns and related large-scale deployments of our products until a time when such marketing campaigns were expected to yield a higher return. For several consecutive quarters the banks placed smaller orders, which we believe was done to primarily meet their short-term needs. We responded to the difficult economic conditions in 2009 by focusing our sales efforts on markets that we believed to have the most near-term opportunity and by implementing cost containment initiatives, which included but were not limited to a hiring freeze. In the fourth quarter of 2009, however, we saw an increase in requests for information and proposals as well as an increase in orders. We believe that the increase in activity indicates that the worst of the recession and credit crisis is past. With the apparent abatement of the difficult economic conditions in the fourth quarter of 2009 in many of the countries in which we operate, we plan to begin hiring staff to support new product development and sales initiatives as well as hiring staff to mitigate risk and strengthen our position in existing markets. While these actions are expected to result in lower operating income as a percentage of revenue in 2010, we believe that these actions will allow us to strengthen our overall market position and result in higher revenue in future years.

Currency Fluctuations. In 2009, approximately 93% of our revenue and approximately 83% of our operating expenses were generated/incurred outside of the U.S. In 2008, approximately 94% of our revenue and approximately 79% of our operating expenses were generated/incurred outside of the U.S. As a result, changes in currency exchange rates, especially the Euro to U.S. Dollar, can have a significant impact on revenue and expenses. To minimize the net impact of currency on operating earnings, we attempt to denominate an amount of billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency. If our revenue in Europe continues as it is now or grows, however, we do not expect that we will be able to balance fully the exposures of currency exchange rates on revenue and operating expenses. In periods in which the U.S. Dollar is weakening, we expect that our operating earnings will increase as a result of the change in currency exchange rates. Conversely, in periods in which the U.S. Dollar is strengthening, we expect that our operating earnings will decrease as a result of the change in currency exchange rates.

In addition, in years prior to 2008, we also attempted to minimize transaction gains and losses by hedging our net U.S. Dollar net asset exposure by borrowing U.S. Dollars in foreign countries such that assets denominated in U.S. Dollars were approximately equal to liabilities denominated in U.S. Dollars. With the growth in our cash balances, we discontinued the borrowing process in 2007, but will reconsider reinstating the program if it appears that the benefit will exceed the cost.

In 2009 compared to 2008, the U.S. Dollar strengthened approximately 6% against the Euro and approximately 12% against the Australian Dollar. In 2008 compared to 2007, the U.S. Dollar weakened approximately 7% against the Euro and approximately 3% against the Australian Dollar. We estimate that the strengthening of the U.S. Dollar in 2009 compared to 2008 resulted in a decrease in revenue of approximately $2,513 and a decrease in operating expenses of $3,100. We also estimate that the weakening of the U.S. Dollar in 2008 compared to 2007 resulted in an increase in revenue of approximately $4,188 and an increase in operating expenses of approximately $3,176.

It should be noted, however, that the U.S. Dollar weakened against both the Euro and Australian Dollar in the fourth quarter of 2009 and is expected to also be weaker in the first quarter of 2010 than it was in the first quarter of 2009. If the U.S. Dollar continues to be weaker in 2010 than in the comparable period of 2009, we would expect that the differences in currency will have a positive effect on revenues that will only be partially offset by an increase in operating expense, which would result in a increase of operating income.

The financial position and the results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland and Singapore, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates generated other comprehensive income of $559 in 2009, other comprehensive loss of $2,512 in 2008 and other comprehensive income of $4,887 in 2007. These amounts are included as a separate component of stockholders’ equity. The functional currency for both our subsidiaries in Switzerland and Singapore is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations as other non-operating income/expense. In 2009, we reported $835 of foreign exchange transaction gains compared to foreign exchange losses of $580 in 2008 and $906 in 2007.

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

Year	Europe, Middle East, Africa (EMEA)	United States	Asia Pacific	Other Countries	Total
Total Revenue:
2009	$72,833	$7,376	$9,492	$11,994	$101,695
2008	89,511	7,783	10,116	25,567	132,977
2007	81,726	9,264	13,728	15,262	119,980

Percent of Total:
2009	72%	7%	9%	12%	100%
2008	67%	6%	8%	19%	100%
2007	68%	8%	11%	13%	100%

2009 Compared to 2008

Total revenue in 2009 decreased $31,282 or 24% from 2008. The decrease in total revenue was primarily attributable to a decline in products sold to the Banking market, both hardware and non-hardware, a decline in non-hardware products sold to the Enterprise and Application Security market and the strengthening of the U.S. dollar as compared to the Euro, as noted above, partially offset by an increase in hardware products sold to the Enterprise and Application Security market. Please see the discussion below under “Revenue by Target Market” for additional information regarding the changes in revenue from the Banking market and the Enterprise and Application Security market.

Revenue generated in EMEA for the full-year 2009 was $16,678 or 19% lower in 2009 than in 2008. The decrease was primarily attributable to factors noted above. We estimate that the change in currency rates reduced revenues in EMEA by $2,116 compared to 2008. Including the impact of currency, revenues were approximately 25% lower in the Banking market and 11% higher in the Enterprise and Application Security market than in full-year 2008.

Revenue generated in United States for the full-year 2009 was $407 or 5% lower in 2009 than in 2008. Revenue was approximately 31% lower in the Banking market and 23% higher in the Enterprise and Application Security markets than in full-year 2008. The U.S. market continues to defer the adoption of two factor authentication for retail internet banking applications. The results in the U.S. also reflect strong competition from our competitors, especially in the Enterprise and Application Security market.

Revenue generated in Asia Pacific for the full-year 2009 was $624 or 6% lower in 2009 than in 2008. Revenue was approximately 7% and 1% lower in the Banking and Enterprise and Application Security markets, respectively, than in full-year 2008. We believe that the region offers substantial opportunities for growth in future years as our sales office in Japan, which was opened in 2007, matures and the two factor authentication market in China expands.

Revenue generated in other countries for the full-year 2009 was $13,573 or 53% lower in 2009 than in 2008. This decrease in other countries was primarily due to declines in South American Banking markets where the initial deployments with large banking customers were completed in 2008. We estimate that the change in currency rates reduced revenues in other countries by $396 compared to 2008. We expect that revenue from other countries will be more volatile than our other regions given the earlier stage of development of the authentication market in those countries. VASCO, however, plans to continue to invest in new markets based on our estimates of the market’s demand for strong user authentication.

Given the relatively small size of the revenue in regions other than EMEA, the results may vary substantially year-to-year on both an absolute and on a percentage basis depending upon the timing of the receipt and delivery of a large new order or the completion of a large rollout. We believe that the variability in results will lessen as we develop a larger base of Banking customers and further develop our distribution channel for the Enterprise and Application Security market.

2008 Compared to 2007

Total revenue in 2008 increased $12,997 or 11% over 2007. The increase in total revenue was primarily attributable to an increase in non-hardware sales, an increase in the number of hardware DIGIPASS units sold and the impact of changes in currency rates as described previously, partially offset by a decline in the average price of hardware DIGIPASS units sold.

We believe that the increase in our non-hardware revenue and hardware DIGIPASS units sold was attributable to the strength and flexibility of our VACMAN Controller software platform, growth in our distribution channel, our increased investment in sales staff and marketing programs, the market’s increased awareness of the need for strong authentication to combat identity theft and our ability to deploy large volumes of high-quality products at an affordable price. The strategy introduced in the beginning of 2006 of being the full-option, all-terrain company allowed us to compete effectively in both the Banking market and Enterprise and Application Security markets. With the introduction of our DIGIPASSPlus strategy in January 2006, we saw an increase in revenue for software-based DIGIPASSES.

As noted in the table above, revenue from EMEA and Other Countries increased while revenue from the U.S. and Asia Pacific declined. The growth in EMEA of $7,785, or 10%, over 2007, was attributable to increased sales of DIGIPASS products in both the Banking and Enterprise and Application Security markets and the impact of changes in currency rates. The growth in Other Countries, $10,305, or 68%, over 2007, was primarily attributable to increased sales of DIGIPASS products in the Banking market. The growth in both of these geographic areas reflects our general strategy of penetrating new markets by selling into banks first. Once established, as is the case in EMEA, we then leverage the awareness of our products created by the banks by investing in staff and programs targeted to sell into the Enterprise and Application Security market.

Revenue decreased $1,481, or 16%, in the U.S. from 2007. The decline in the U.S. reflects lower sales of DIGIPASS products in both the Banking and Enterprise and Application Security markets.

Revenue decreased $3,612, or 26%, in Asia Pacific compared to 2007. The decline in the Asia Pacific region reflected lower sales of DIGIPASS products in both the Banking and Enterprise and Application Security markets.

Revenue by Target Market: Revenue is generated currently from two primary markets, (1) Banking and (2) Enterprise and Application Security, through the use of both direct and indirect sales channels. The Enterprise and Application Security market includes products used by employees of corporations to secure their internal networks (the enterprise security market) and business-to-business, business-to-consumer, e-commerce, e-government, e-gaming and other vertical applications (the application security market) that are not related to banking or finance. Management currently views the Enterprise and Application Security market as one market because the same products are sold, through the same channels to both customer groups. Sales to the Enterprise and Application Security market are generally for smaller quantities and higher prices than sales made to the Banking market. The breakdown of revenue between the two primary markets is as follows:

Year	Banking	Enterprise & Application Security	Total
Total Revenue:
2009	$74,891	$26,804	$101,695
2008	108,935	24,042	132,977
2007	100,307	19,673	119,980

Percent of Total:
2009	74%	26%	100%
2008	82%	18%	100%
2007	84%	16%	100%

2009 Compared to 2008

Revenue for the full year 2009 from the Banking market decreased $34,044 or 31% from 2008 and revenue from the Enterprise and Application Security market increased $2,762 or 11% in the same period.

The decline in the Banking market reflects a decline in products sold, both hardware and non-hardware, and the strengthening of the U.S. Dollar as compared to the Euro, as previously noted. We believe that banks in many, but not all, of our markets have been affected by the financial crisis. As a result, during the first three quarters of 2009, we believe that bank management teams increased their focus on short-term objectives while their internal structures were being realigned based on new ownership or new government rules. Also, given the worldwide recession, we believe that many banks were postponing marketing campaigns and related large-scale deployments of our products until a time when such marketing campaigns are expected to yield a higher return. For several consecutive quarters the banks placed smaller orders, which we believe was done primarily to meet their short-term needs. In the fourth quarter of 2009, however, the banks began issuing requests for information and proposals for new projects and placed larger orders for delivery in the quarter, in part we believe to spend remaining budgets for 2009 and in part reflecting a return to a more normal level of business. For 2010, we expect the order volume from banks to exceed the order levels in 2009, reflecting modest increases, but we do not anticipate that such orders will return to pre-economic/financial crisis levels.

The increase in the Enterprise and Application Security market was primarily attributable to an increase in the number of products shipped partially offset by the strengthening of the U.S. Dollar as compared to the Euro. We believe that the growth in products shipped reflects the benefits resulting from a number of investments that we have made over the last several years to improve our competitive position, including investments in new products, training for the channel and the addition of new distributors to our channel. The increase in revenues from the Enterprise and Application Security market also reflects the penetration of new vertical markets, such as on-line gaming.

2008 Compared to 2007

Revenue from the Banking market increased $8,628 or 9% in 2008 over 2007 and revenue from the Enterprise and Application Security market increased $4,369 or 22% in the same period. Growth in revenue from the Banking market reflected our continued expansion into new geographic markets and the strength of our installed base in EMEA. Growth in revenue from the Enterprise and Application Security market resulted from the continued investment in sales staff and products dedicated to the Enterprise and Application Security market as well as the execution of our strategy to sell into applications in new vertical markets such as on-line gaming.

The increase in revenue in both markets was also attributable, in part, to the continued maturation of the indirect sales channel, which includes distributors, resellers, and solution partners, partially offset by a reduction in the number of distributors. The number of distributors decreased to 70 at the end of 2008 from 77 at the end of 2007 and reflected actions taken to terminate the relationship with distributors that were not meeting our expectations for performance. The indirect sales channel supplements the company’s direct sales force in the Banking market and was the primary source of revenue in the Enterprise and Application Security market.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue for the years ended December 31, 2009, 2008 and 2007.

	Percentage of Revenue Year Ended December 31,
	2009	2008	2007
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	30.0	30.8	34.1

Gross profit	70.0	69.2	65.9
Operating costs
Sales and marketing	29.8	26.6	22.7
Research and development	11.4	8.7	7.9
General and administrative	15.9	12.2	8.8
Amortization of purchased intangible assets	0.4	0.5	0.8

Total operating costs	57.5	48.0	40.2

Operating income	12.5	21.2	25.7
Interest income, net	0.5	0.7	0.4
Other income (expense), net	2.1	(0.2)	-0.3

Income before income taxes	15.1	21.7	25.8
Provision for income taxes	3.4	3.4	8.3

Net income	11.7	18.3	17.5

Gross Profit

2009 Compared to 2008

Consolidated gross profit for 2009 was $71,160, a decrease of $20,810, or 23%, from the $91,970 reported for 2008. Gross profit as a percentage of revenue (“gross profit margin”) was 70% in 2009, as compared to 69% in 2008. The increase in the gross profit margin primarily reflects the benefit from:

•

An impairment charge in 2008 of $1,276 million related to development costs of a project that did not result in revenues as expected and a benefit of $390 in 2009 from the release of warranty reserves that were determined to no longer be needed; and

•	An increase in Enterprise and Application Security revenues as a percentage of total revenues;

partially offset by the:

•	Impact from the strengthening of the U.S. Dollar compared to the Euro and Australian Dollar;

•	Reduction in non-hardware sales as a percentage of revenue; and

•	An increase in sales of card readers as a percentage of total revenue.

The impairment charge in 2008 reduced the gross profit margin by 1.0 percentage point.

Revenue from our Enterprise and Application Security markets was 26% of revenue of total full year 2009 compared to 18% of revenue for full year 2008. The gross profit margin from our Enterprise and Application Security Business is approximately 20 to 25 percentage points higher than in the Banking market because sales in the Enterprise and Application Security market are generally for lower quantities and higher prices than in the Banking market. We plan to continue to invest in both the Banking market and the Enterprise and Application Security market and the overall mix between the two markets will vary in the future based on the growth rates in each of the markets.

The majority of our inventory purchases are denominated in U.S. Dollars. Also, as previously noted, our sales are denominated in various currencies including the Euro and Australian Dollar. As the U.S. Dollar has strengthened, when compared to the Euro and Australian Dollar in the same periods in the prior year, revenue from sales made in Euros and Australian Dollars decreased, as measured in U.S. Dollars, without a corresponding decrease in cost of goods sold. The impact from changes in currency rates as noted above is estimated to have decreased revenue by approximately $2,513 for the full year 2009. Had the currency rates in 2009 been equal to the rates in 2008, the gross profit rate would have been approximately 0.7 percentage points higher for the year ended December 31, 2009.

Non-hardware revenue, which can have a gross profit margin that is approximately 20 to 30 percentage points higher than hardware-related revenue, depending on the model and quantity of the hardware units sold, was 23% of revenue for full year 2009 compared to 25% of total revenue for full year 2008. We plan to continue to focus on sales of our non-hardware revenue items and expect that they will increase as a percentage of our total revenue in future periods.

Card readers, which can have a gross profit margin that is approximately 25 to 35 percentage points lower than other hardware-related margins, due to competitive pricing pressures, were 18% of our revenue for full year 2009, respectively, compared to 17% for full year 2008. We expect that there will be continued pressure on the pricing of card readers as there are a number of competitors in the EMV market that produce products with fewer features than our products and at lower costs.

2008 Compared to 2007

Consolidated gross profit for 2008 was $91,970, an increase of $12,858, or 16%, from the $79,112 reported for 2007. Gross profit as a percentage of revenue (“gross profit margin”) was 69% in 2008, as compared to 66% in 2007. The increase in the gross profit margin primarily reflects:

•	An increase in our non-hardware product revenue as a percentage of our total revenue;

•	The strengthening of the Euro and Australian Dollar compared to the U.S. Dollar; and

•	A reduction in the cost of product manufactured;

partially offset by

•	A decline in the average sales price per hardware DIGIPASS unit; and

•	An impairment charge related to the development cost of a project that did not result in revenues in 2008 as expected.

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

In 2008, we invested $1,276 in a project that was expected to result in substantial incremental revenue in 2008. We did not realize any revenue from the project in 2008 and recorded an impairment charge for the full amount of the investment in the fourth quarter of the year.

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

The most significant factor driving our operating expenses is our headcount. Direct compensation and benefit plan expenses generally represent between 55% and 60% of our operating expenses. In addition, a number of other expense categories are directly related to headcount. As mentioned earlier, we implemented a cost containment initiative in 2009 that included, but was not limited to, a hiring freeze in all areas with the exception of sales and related support areas.

In addition to headcount, the comparison of operating expenses in 2009 to 2008 was impacted significantly by our non-cash compensation expenses. Non-cash compensation expenses generally relate to stock-based, long-term performance incentives. For the full year of 2009, operating expenses included a benefit of $309 related to stock-based incentive plans. In 2009, we reversed $2,002 of accruals that had been established in prior years for long-term performance incentives where it is no longer likely that the performance targets will be met. Stock-based incentive plan expenses for full year 2008 were $3,117.

With the expected growth of revenues in 2010, we have removed the hiring freeze and other cost containment initiatives. In addition, to ensure that we are in the best competitive position possible, we have developed hiring and other investment plans for 2010 that are expected to help accelerate our revenue growth in years beyond 2010. As a result of those hiring and other investment plans, and the fact that the benefit we received in 2009 from the reversal of long-term performance incentives is unlikely to recur in 2010, we expect that growth in operating expenses in 2010 will exceed growth in our revenues in 2010.

Sales and Marketing Expenses

2009 Compared to 2008

Consolidated sales and marketing expenses for the year ended December 31, 2009 were $30,299, a decrease of $5,053, or 14%, from $35,352 reported for 2008. This decrease in sales and marketing expenses is primarily related to:

•	the benefit of a stronger U.S. Dollar compared to the Euro;

•	lower compensation expenses;

•	lower marketing expenses; and

•	lower travel expenses.

We estimate that the strengthening of the U.S. dollar to other currencies, primarily the Euro and Australian dollar, reduced sales and marketing expenses by approximately $1,730 in 2009 compared to 2008.

While our average headcount increased, our compensation expenses declined as a result of the changes in currency rates and the benefit from the reduction of the accruals for long-term incentive plans. The average full-time sales, marketing and operations employee headcount increased 5% to 161 in 2009 from 153 in 2008. At year-end 2009, the company employed 156 sales, marketing and operations employees.

Given the difficult economic environment in 2009, we reduced our spending on marketing activities and travel as part of our cost containment programs.

For 2010, we plan to increase our spending in each of the core sales, marketing and operations functions. We plan to add sales staff to strengthen our position in key countries, to target new vertical applications and increase our focus on the indirect sales channel. We also plan to increase our marketing expenses to target areas that we believe provide substantial further growth opportunities. With our plan to increase our headcount, we expect that our other marketing related expenses, such as recruiting and travel, will also increase in 2010.

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

The average full-time sales, marketing and operations employee headcount increased 31% to 153 in 2008 from 117 in 2007. At year-end 2008, the company employed 176 full-time sales, marketing and operations employees.

Research and Development Expenses

2009 Compared to 2008

Consolidated research and development costs for the year ended December 31, 2009 were $11,582, a decrease of $36, or less than 1%, from the $11,618 reported for 2008. The change in research and development was primarily attributable to increased compensation expenses related to increased headcount, offset by the benefit from the reduction of the accruals for long-term incentive plans and the benefit from the changes in currency rates.

The average full-time sales, research and development headcount increased 18% to 93 in 2009 from 79 in 2008. At year-end 2009, the company employed 92 full-time research and development employees.

We estimate that the strengthening of the U.S. dollar to other currencies, primarily the Euro and Australian dollar, reduced research and development expenses by approximately $838 in 2009 compared to 2008.

2008 Compared to 2007

Consolidated research and development costs for the year ended December 31, 2008 were $11,618, an increase of $2,178, or 23%, from the $9,440 reported for 2007. The increase in research and development was primarily attributable to increased compensation expenses related to increased headcount.

The average full-time sales, research and development headcount increased 16% to 79 in 2008 from 68 in 2007. At year-end 2008, the company employed 87 full-time research and development employees.

General and Administrative Expenses

2009 Compared to 2008

Consolidated general and administrative expenses for the year ended December 31, 2009 were $16,183, a decrease of $54 or less than 1%, from the $16,237 reported for 2008. The decrease in general and administrative expenses was primarily attributable to the benefit from the reduction of the accruals for long-term incentive plans, the benefit from the changes in currency rates, lower travel, recruiting and professional fees related to cost containment actions, partially offset by the increased compensation expenses related to increased headcount, increased depreciation related to prior year investments in systems and increased software licensing costs, also related to prior year investments in systems.

We estimate that the strengthening of the U.S. dollar to other currencies, primarily the Euro and Australian dollar, reduced general and administrative expenses by approximately $532 in 2009 compared to 2008.

The average full-time general and administrative employee headcount increased 21% to 47 in 2009 from 39 in 2008. At year-end 2009, the company employed 46 general and administrative employees.

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

The average full-time general and administrative employee headcount increased 50% to 39 in 2008 from 26 in 2007. At year-end 2008, the company employed 48 general and administrative employees.

Amortization Expense

2009 Compared to 2008

Amortization expense for 2009 was $453, a decrease of $173 or 28% from $626 reported for 2008. The decrease reflected the fact that the amortizable assets related to the acquisition of our Australian subsidiary, Identikey, in 2001 were fully amortized in 2008.

2008 Compared to 2007

Amortization expense for 2008 was $626, a decrease of $403 or 39% from $1,029 reported for 2007. The decrease reflected the fact that the amortizable assets related to the acquisition of our Australian subsidiary, Identikey, in 2001 were fully amortized in 2008.

Interest Income, Net

2009 Compared to 2008

Consolidated net interest income was $572 in 2009 compared to $990 in 2008. The decrease in net interest income primarily reflected a decrease in the rate of return on higher average net cash balances. Average net cash balances were $64,292 in 2009, an increase of $17,324 or 37% from $46,968 in 2008. Our return on average net cash balances was 0.9% in 2009 compared to 2.11% in 2008. The reduction in the rate of return reflected the impact of various stimulus packages offered by governments to banks in the regions in which we operate. The stimulus packages effectively reduced the cost of funds to each bank, thereby reducing the interest rate the banks were willing to pay on deposits. We expect that the lower rates of return will continue in 2010.

2008 Compared to 2007

Consolidated net interest income was $990 in 2008 compared to $479 in 2007. The increase in income primarily reflected an increase in our average net cash balances. Average net cash balances were $46,968 in 2008, an increase of $20,764 or 79% from $26,204 in 2007. Our return on average net cash balances was 2.11% in 2008 compared to 1.83% in 2007.

Other Income (Expense), net

2009 Compared to 2008

Other income (expense), net in 2009 primarily included exchange gains (losses) on transactions that are denominated in currencies other than a subsidiary’s functional currency and subsidies received from foreign governments related to increasing trade in other countries. Other income was $2,107 in 2009 compared to expense of $209 in 2008 and reflects an increase in exchange gains of $1,415 and an increase in other income of $901. We realized exchange gains of $835 in 2009 compared to exchange losses of $580 in 2008. In 2010, we expect that our other income from government subsidies will decline as government incentives put in place to stimulate the economies in some of the countries in which we operate lapse.

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

Income Taxes

2009 Compared to 2008

Income tax expense for 2009 was $3,460, compared to $4,627 in 2008. The effective tax rate in 2009 was 23%, an increase of 7 percentage points from 16% in 2008. The rate in 2009 reflected the lower level of pretax profit earned in 2009 in tax jurisdictions that either have a lower statutory tax rate or have tax loss carry forwards that have been reserved. We expect that our effective tax rate may vary significantly in future years as actual earnings or losses are realized in countries with lower tax rates or with loss carryforwards that have been reserved.

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

Loss Carryforwards Available

At December 31, 2009, we had deferred tax assets of $9,496 including deferred tax assets related to significant tax loss carryforwards in the U.S. and in our foreign operations. We also had a valuation allowance of $8,263 against those deferred tax assets. The tax loss carryforwards expire in varying amounts beginning in 2018 and continuing through 2029. Such tax loss carryforwards may provide an offset to future tax liabilities. In addition to the reduction in tax liabilities, a reduction in the valuation reserve may be possible if it is more likely than not that we will realize the benefit of the deferred tax asset. The reduction in the reserve would reduce income tax expense in the period it is reduced. See Note 5 to the consolidated financial statements for more information on tax loss carryforwards.

Liquidity and Capital Resources

At December 31, 2009, we had net cash balances (total cash, cash equivalents and restricted cash less bank borrowings), totaling $67,601. We had no outstanding term debt or restricted cash at December 31, 2009.

Cash generated from operating activities was $12,828 during the year ended December 31, 2009. During 2009, we used $2,728 for investing activities, primarily for additions to property and equipment, and provided $119 from financing activities, primarily consisting of proceeds from the exercise of stock options. Capital expenditures were $2,169 for the year ended December 31, 2009.

Cash generated from operating activities was $23,506 during the year ended December 31, 2008. During 2008, we used $3,068 for investing activities, primarily for additions to property and equipment, and provided $354 in financing activities from the exercise of stock options. Capital expenditures were $2,812 for the year ended December 31, 2008.

We maintain a line of credit with Fortis Bank, SA/NV, Brussels, Zurich Branch. Under terms of the agreement, we can borrow an amount equal to 80% of our Belgium subsidiary’s defined accounts receivable up to a maximum of 5,000 Euros. Borrowing under the line of credit may be denominated in Euros, U.S. Dollars or Swiss Francs. If the borrowings are denominated in Euros, we are obligated to pay interest at the monthly average of the EONIA (Euro Over Night Index Average) plus 2.5% per year. If the borrowings are denominated in U.S. Dollars, we are obligated to pay interest at the U.S. Dollar Fed Fund Rate plus 2.5% per year. If the borrowings are denominated in Swiss Francs, we are obligated to pay interest at the Swiss National Bank Repo rate plus 2.5% per year. Either party can terminate the credit line with 14 days notice without penalty. If terminated, all borrowings under the line then outstanding would be due and payable. The bank can also terminate the credit line immediately if VASCO fails to observe the specific terms of the credit line, becomes insolvent, ceases operation or experiences a change in control. We had no borrowings under the credit line at December 31, 2009.

The net effect of 2009 activity resulted in an increase in net cash of $9,887 and a net cash balance of $67,601 at December 31, 2009, compared to $57,714 at the end of 2008. Our working capital at December 31, 2009 was $87,632, an increase of $11,702 or 15% from $75,930 at December 31, 2008. The change is primarily attributable to the generation of positive cash flow from operations in 2009. Our current ratio was 4.8 to 1.0 at December 31, 2009. We believe that our current cash balances, credit available under our existing overdraft agreement and the anticipated cash generated from operations, including deposits received on orders of DIGIPASS to be delivered in 2010, will be sufficient to meet our anticipated cash needs for the next 12 months.

The net effect of 2008 activity resulted in an increase in net cash of $18,881 and a net cash balance of $57,714 at December 31, 2008, compared to $38,833 at the end of 2007. Our working capital at December 31, 2008 was $75,930, an increase of $23,492 or 45% from $52,438 at December 31, 2007. The change was primarily attributable to the generation of positive cash flow from operations in 2008. Our current ratio was 3.5 to 1.0 at December 31, 2008.

While we believe that our financial resources and current borrowing arrangements are adequate to meet our operating needs over the next twelve months, we anticipate that the difficult current economic conditions that exist on a worldwide basis today may require us to modify our business plans. In the current economic environment there is an increased risk that customers may delay their orders until the economic conditions stabilize or improve. If a significant number of orders are delayed for an indefinite period of time, our revenue and cash receipts may not be sufficient to meet the operating needs of the business. If this is the case, we may need to borrow against our credit line, significantly reduce our workforce, sell certain of our assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenue and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions. See our “Risks Related to Our Business” in Item 1A, Risk Factors.

Off-Balance Sheet Arrangements

The company has no off-balance sheet arrangements.

Contractual Obligations

The company has the following contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$13,500	$3,179	$4,439	$2,777	$3,105
Purchase obligations	14,499	14,499	—	—	—
Warranty reserve	150	150	—	—	—

Total contractual obligations	$28,149	$17,828	$4,439	$2,777	$3,105

The company had $470 and $475 of unrecognized tax benefits as of December 31, 2009 and 2008, respectively, which have been set aside in a reserve in accordance with ASC 740-10. These amounts are not included in the above table as the timing of payment of such obligations, if any, is not determinable.

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

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 985-605 that addresses the accounting for revenue transactions involving software, as well as Staff Accounting Bulletin 104. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the revenue is probable.

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

Multiple-Element Arrangements: We allocate revenue to the various elements of the arrangements based on the estimated fair value of each deliverable, as required by ASC 605-25. The fair value for each element is based on the price charged when that element is sold separately, renewal rates and other methods, such as prices established by management. The estimated fair value of undelivered elements is deferred and recorded as revenue when services are performed or products are delivered.

When tokens and software licenses are included in multiple element arrangements, they are generally delivered elements in such arrangements. When tokens and software are delivered elements, we use the residual method for determining the amount of revenue to recognize for token and software licenses if we have vendor specific objective evidence (VSOE) for all of the undelivered elements. Any discount provided to the customer is applied fully to the delivered elements in such an arrangement. We defer the revenue for tokens and software in any multiple element arrangement where we do not have VSOE for any undelivered element. VSOE of fair value of PCS agreements is based on separate sales transactions on a worldwide basis. In sales arrangements where VSOE of fair value has not been established, revenue for all elements is deferred and amortized over the life of the arrangement.

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

Net Realizable Value of Inventory

We write down inventory where it appears that the carrying cost of the inventory may not be recovered through subsequent sale of the inventory. We analyze the quantity of inventory on hand, the quantity sold in the past year, the anticipated sales volume in the form of sales to new customers as well as sales to previous customers, the expected sales price and the cost of making the sale when evaluating the valuation of our inventory. If the sales volume or sales price of a specific model declines significantly, additional write-downs may be required.

Valuation of Goodwill and Other Intangible Assets and Software Development Costs

Impairment of Long-Lived and Intangible Assets: Definite-lived intangible assets include proprietary technology and other intangible assets. Intangible assets other than patents with definite lives are amortized over the useful life, generally three to seven years for proprietary technology. Patents are amortized over the life of the patent, generally 20 years in the U.S.

Long-lived assets, including property, plant and equipment, definite-lived intangible assets being amortized and capitalized software costs, are reviewed for impairment in accordance with ACS 360-10-25 through 35, Property, Plant and Equipment, whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. An impairment loss shall be recognized if the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Long-lived assets held for sale are reported at the lower of carrying value or fair value less cost to sell.

Goodwill and other Intangible Assets: We account for goodwill and indefinite-lived intangible assets in accordance with ASC 350-20-25 through 35, Intangibles-Goodwill and Other. We assess the impairment of goodwill and intangible assets with indefinite lives each year-end or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Once identified, the amount of the impairment is computed by comparing the carrying value of the assets to the fair value. Fair value for goodwill is determined using our stock price which is a level 1 valuation, as defined in ASC 820-10. Fair value for trademarks is based on discounted estimated future cash flows, which is a level 3 valuation. We have not recognized any impairment for the years ended December 31, 2009, 2008 or 2007 as the fair value of our reporting unit substantially exceeds our carrying amount.

Income Taxes:

At December 31, 2009, we had U.S. net operating loss (NOL) carryforwards of $23,204 and foreign NOL carryforwards of $5,391. A portion of such losses are available to offset future taxable income in the respective jurisdictions. ASC 740-10, requires that valuation allowances be established for deferred tax assets if it is more likely than not that the assets will not be realized. We have provided valuation allowances against the entire U.S. NOL and a substantial portion of the foreign NOLs. (See Note 5 to the consolidated financial statements for more information regarding the NOL and valuation allowance.)

Also in accordance with ASC 740-10, we have established a reserve related to tax benefits of uncertain tax positions. We have identified one exposure concerning cost allocations used in the implementation of our worldwide strategy related to the ownership of our intellectual property for which we had a reserve of $470 and $475 at December 31, 2009 and 2008, respectively, each of which is an offset to our U.S. deferred tax asset at the end of each respective period.

Recently Issued Accounting Pronouncements

Accounting for Business Combinations

Effective January 1, 2009, we adopted the provisions of ASC 805-10, Business Combinations. ASC 805-10 establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree. The adoption of ASC 805-10 did not have a material impact on our consolidated financial position or results of operations but will impact the accounting for future business combinations.

Fair Value Measurements

Effective January 1, 2009, we adopted the provisions of ASC 820, Fair Value Measurements, for certain nonfinancial assets and liabilities. ASC 820 establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. ASC 820 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value where the use of fair value is required for financial reporting. A portion of ASC 820 was effective for financial statements issued for fiscal years beginning after November 15, 2007. On November 14, 2007, the FASB deferred the effective date for certain nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Neither the adoption of a portion of ASC 820 in 2008 nor the adoption of the final provisions in 2009 had a significant impact on our consolidated financial position, results of operations or cash flows in either year.

Software

In October 2009, the FASB issued ASU 2009-14, Software, Certain Revenue Arrangements that Include Software Elements. ASU 2009-14 provides guidance to enable companies to determine if the products they sell should be accounted for as software under ASC 985-605. Arrangements that are no longer defined as software will be accounted for under ASC 605-25, for separating consideration in multiple-deliverable arrangements. Under ASU 2009-14, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality will no longer fall within the scope of ASC 985-605. ASU 2009-14, however, also indicates that the non-software elements of the tangible product must substantively contribute to the tangible product’s essential functionality and should not simply provide a mechanism to deliver the software to the customer. Companies that are affected by ASU 2009-14 are required to provide disclosures that are included within the amendments in ASU 2009-13, a discussion of which follows in this Form 10-K.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition, Multiple-Deliverable Revenue Arrangements. ASU 2009-13 amends the criteria in ASC 605-25 for separating consideration in multiple- deliverable arrangements and is expected to provide companies with the ability to separate deliverables in more circumstances than is allowed under current U.S. GAAP. In addition, the amendments in ASU 2009-13 establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence or third-party evidence is available. Under this update, the term fair value will be replaced with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant.

ASU 2009-13 also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price.

Both ASU 2009-13 and ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted and VASCO intends to adopt both Updates effective January 1, 2011. As a result of adoption of the Updates, we expect that:

1.	The sales of some of our products will be defined as software sales and we will continue account for those transactions using ASC 985-605. Sales of some of our other products, however, will no longer qualify as sales of software and will be accounted for under ASC 605-25.

2.	For items continuing to be classified as software, we do not expect that the allocation of consideration will be significantly different than is currently the case as we have vendor-specific objective evidence for the most common type of undelivered items, such as maintenance and support. Further, we will continue to use the Residual Method to determine the value of delivered items with any discounts provided under these arrangements being fully allocated to the delivered items.

3.	For sales of product that no longer qualify as software sales, we will allocate the arrangement consideration among each of the accounting units based on relative selling price of each of the units with any discount on the transaction being split proportionately between delivered and undelivered accounting units. We do not expect that the allocation of purchase price among delivered and undelivered elements to be significantly different than under our current accounting practices because, as noted above, we have vendor-specific objective evidence for the most common type of undelivered items and generally do not provide discounts that will significantly impact the value determined using VSOE.

4.	As a result, we do not expect that the impact of adopting ASU 2009-13 and ASU 2009-14 will have a material impact on the amount, pattern or timing of revenue recognized.

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

Item 7A - Quantitative and Qualitative Disclosures about Market Risk (In thousands)

Foreign Currency Exchange Risk – In 2009, approximately 93% of our business was conducted outside the United States, primarily in Europe, Latin America and Asia/Pacific. A significant portion of our business operations is transacted in foreign currencies. As a result, we have exposure to foreign exchange fluctuations. We are affected by both foreign currency translation and transaction adjustments. Translation adjustments result from the conversion of the foreign subsidiaries’ balance sheets and income statements to U.S. Dollars at year-end exchange rates and weighted average exchange rates, respectively. Translation adjustments resulting from this process are recorded directly into stockholders’ equity. Transaction adjustments result from currency exchange movements when one of our companies transacts business in a currency that differs from its local currency. These adjustments are recorded as gains or losses in our statements of operations. Our business transactions are spread across numerous countries and currencies. This geographic diversity reduces the risk to our operating results. As noted in Management’s Discussion and Analysis above, we attempt to minimize the net impact of currency on operating earnings by denominating an amount of billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency.

Interest Rate Risk – We have minimal interest rate risk. We had no debt outstanding at December 31, 2009. Our cash is invested in short-term instruments at current market rates. If rates were to increase or decrease by one percentage point, the company’s interest income would increase or decrease approximately $676 annually.

Impairment Risk – At December 31, 2009, we had goodwill of $13,813 and other intangible assets of $1,797, primarily related to the acquisition of Logico and Able in 2006. We will assess the net realizable value of goodwill at least annually, and we will also assess the net realizable value of other intangible assets whenever events or circumstances change indicating that the carrying value may not be recoverable. While we did not experience impairment during the year ended December 31, 2009, we may incur impairment charges in future periods.

Item 8 - Financial Statements and Supplementary Data

The information in response to this item is included in our consolidated financial statements, together with the report thereon of KPMG LLP, appearing on pages F-1 through F-23 of this Form 10-K, and in Item 7 under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who, respectively, are our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended December 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the end of the fiscal quarter ended December 31, 2009, our disclosure controls and procedures were effective to provide assurance that (i) the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The management of VASCO Data Security International, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. While our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance that their objectives are met, they can not provide absolute assurance. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Notwithstanding the limitations noted above, our principal executive officer and principal financial officer have both concluded that our disclosure controls and procedures and internal control over financial reporting were effective at a reasonable level of assurance as of December 31, 2009.

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Controls – Integrated Framework (COSO). Based on our assessments we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

VASCO Data Security International, Inc.:

We have audited VASCO Data Security International, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). VASCO Data Security International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, VASCO Data Security International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VASCO Data Security International, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 16, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois

March 16, 2010

Item 9B - Other Information

None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

All information in response to this Item is incorporated by reference to the “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Compliance” sections of VASCO’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 11 - Executive Compensation

The information in response to this Item is incorporated by reference to the “Executive Compensation” section of VASCO’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in response to this Item is incorporated by reference to the “Security Ownership of Certain Beneficial Owners, Directors and Management” section of VASCO’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information in response to this Item is incorporated by reference to the “Directors and Executive Officers” and “Transactions with Related Persons” sections of VASCO’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 14 - Principal Accounting Fees and Services

The information in response to this Item is incorporated by reference to the “Report of the Audit Committee” section of VASCO’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a)(1) The following consolidated financial statements and notes thereto, and the related independent auditors’ report, are included on pages F-1 through F-23 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(2) The following consolidated financial statement schedule of the company is included on page F-24 of this Form 10-K:

•	Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned consolidated financial statements.

(3) The following exhibits are filed with this Form 10-K or incorporated by reference as set forth at the end of the list of exhibits:

Exhibit Number	Description
3.1	Certificate of Incorporation of Registrant, as amended. (Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as amended (Registration No. 333-35563), originally filed with the Securities and Exchange Commission on September 12, 1997.)

3.2	Bylaws of Registrant, as amended and restated December 12, 2007. (Incorporated by reference -Form 8-K filed with the Securities and Exchange Commission on December 18, 2007.)

4.1	Specimen of Registrant’s Common Stock Certificate. (Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as amended (Registration No. 333-35563), originally filed with the Securities and Exchange Commission on September 12, 1997.)

4.2*	Form of Award Agreement for Stock Option Grant under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated. (Incorporated by reference -Form 10-K filed March 14, 2008.)

4.3*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated (time-based vesting) with respect to awards granted on January 9, 2008. (Incorporated by reference - Form 8-K/A filed January 16, 2008.)

4.4*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan as Amended and Restated (performance-based vesting) with respect to awards granted on January 9, 2008. (Incorporated by reference - Form 8-K/A filed January 16, 2008.)

4.5*	Form of Award Agreement for Deferred Stock under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated (performance-based vesting). (Incorporated by reference - Form 10-K filed March 14, 2008.)

Exhibit Number	Description
4.6*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated (time-based vesting) with respect to awards granted on or after January 8, 2009. (Incorporated by reference - Form 8K filed January 14, 2009.)

4.7*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan as Amended and Restated (performance-based vesting) with respect to awards granted on or after January 8, 2009. (Incorporated by reference - Form 8-K filed January 14, 2009.)

4.8*	Form of Option Agreement under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan as Amended and Restated with respect to awards granted prior to January 9, 2008. (Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as amended (Registration No. 333-35563), originally filed with the Securities and Exchange Commission on September 12, 1997.)

4.9*	Form of Award Agreement for Deferred Stock under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan.

4.10*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan.

4.11*	Form of Award Agreement for Performance Shares under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan.

10.1*	1997 VASCO Data Security International, Inc. Stock Compensation Plan, as Amended and Restated. (Incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Schedule 14A, filed with the SEC on April 30, 1999.)

10.2*	Employment agreement with T. Kendall Hunt. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 31, 2003.)

10.3*	Employment agreement with Clifford Bown. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 31, 2003.)

10.4	Share Sale and Purchase Agreement by and among VASCO Data Security International, Inc., A.O.S. Holding B.V., Filipan Beheer B.V., Mr. Mladen Filipan and Pijnenburg Beheer N.V., dated February 4, 2005 (Incorporated by reference - Form 8-K filed February 8, 2005.)

10.5*	Employment Agreement by and between VASCO Data Security International, Inc. and Jan Valcke effective as of January 1, 2005. (Incorporated by reference - Form 8-K filed July 1, 2005.)

10.6*	Letter agreement dated February 26, 2007, supplementing the Employment Agreement dated January 1, 2003, between the company and Clifford K. Bown. (Incorporated by reference - Form 8K filed March 2, 2007.)

10.7*	Letter agreement dated January 8, 2009, supplementing the Employment Agreement dated January 1, 2003, between the company and Clifford K. Bown. (Incorporated by reference - Form 8K filed January 14, 2009.)

10.8*	Employment Agreement Amendment, dated December 31, 2008 by and between VASCO Data Security International, Inc. and T. Kendall Hunt (Incorporated by reference - Form 8-K filed January 14, 2009.)

10.9*	Employment Agreement Amendment, dated December 31, 2008 by and between VASCO Data Security International, Inc. and Clifford K. Bown (Incorporated by reference - Form 8-K filed January 14, 2009.)

Exhibit Number	Description
10.10*	Amendment to the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, dated December 19, 2008. (Incorporated by reference - Form 8-K filed January 14, 2009.)

10.11*	VASCO Data Security International, Inc. 2009 Equity Incentive Plan, effective December 19, 2008. (Incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Schedule 14A, filed with the SEC on April 30, 2009.)

10.12*	VASCO Data Security International, Inc. Executive Incentive Compensation Plan, effective December 19, 2008. (Incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Schedule 14A, filed with the SEC on April 30, 2009.)

14.1	Code of Conduct and Ethics. (Incorporated by reference - Form 8-K filed March 12, 2008.)

21	Subsidiaries of Registrant.

23	Consent of KPMG LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 16, 2010.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 16, 2010.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 16, 2010.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 16, 2010.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

VASCO Data Security International, Inc.:

We have audited the accompanying consolidated balance sheets of VASCO Data Security International, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the accompanying consolidated financial statement Schedule II – Valuation and Qualifying Accounts. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois

March 16, 2010

VASCO Data Security International, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2009	2008
ASSETS
Current assets
Cash and equivalents	$67,601	$57,714
Accounts receivable, net of allowance for doubtful accounts of $1,201 in 2009 and $708 in 2008	30,400	24,951
Inventories	9,015	13,376
Prepaid expenses	1,588	1,926
Foreign sales tax receivable	1,086	7,452
Deferred income taxes	563	284
Other current assets	632	199

Total current assets	110,885	105,902
Property and equipment:
Furniture and fixtures	4,368	3,589
Office equipment	6,928	5,364

	11,296	8,953
Accumulated depreciation	(6,107)	(4,777)

Property and equipment, net	5,189	4,176
Goodwill, net of accummulated amortization	13,813	13,584
Intangible assets, net of accumulated amortization	1,797	1,997
Other assets, net of accumulated amortization	1,040	2,291

Total assets	$132,724	$127,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,505	$10,349
Deferred revenue	7,188	5,881
Accrued wages and payroll taxes	5,178	5,780
Income taxes payable	3,097	3,114
Other accrued expenses	3,285	3,414
Deferred compensation	—	1,434

Total current liabilities	23,253	29,972
Deferred compensation	490	1,352
Deferred revenue	277	888
Deferred income taxes	328	454

Total liabilities	24,348	32,666

Stockholders’ equity
Common stock: $.001 par value per share, 75,000 shares authorized; 37,487 and 37,340 shares issued and outstanding at December 31, 2009 and 2008, respectively	37	37
Preferred stock: 500 shares authorized, none issued and outstanding at December 31, 2009 or 2008	—	—
Additional paid-in capital	67,371	66,700
Accumulated income	36,718	24,856
Accumulated other comprehensive income	4,250	3,691

Total stockholders’ equity	108,376	95,284

Total liabilities and stockholders’ equity	$132,724	$127,950

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended December 31,
	2009	2008	2007
Revenue	$101,695	$132,977	$119,980
Cost of goods sold	30,535	41,007	40,868

Gross profit	71,160	91,970	79,112

Operating costs:
Sales and marketing	30,299	35,352	27,181
Research and development	11,582	11,618	9,440
General and administrative	16,183	16,237	10,569
Amortization of purchased intangible assets	453	626	1,029

Total operating costs	58,517	63,833	48,219

Operating income	12,643	28,137	30,893
Interest income, net	572	990	479
Other income (expense), net	2,107	(209)	(384)

Income before income taxes	15,322	28,918	30,988
Provision for income taxes	3,460	4,627	10,025

Net income	$11,862	$24,291	$20,963

Net income per share:
Basic	$0.32	$0.65	$0.57

Diluted	$0.31	$0.64	$0.55

Weighted average common shares outstanding:
Basic	37,319	37,156	36,879

Diluted	38,084	38,204	38,258

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the years ended December 31,
	2009	2008	2007
Net income	$11,862	$24,291	$20,963
Other comprehensive income (loss) - Currency translation adjustment	559	(2,512)	4,887

Comprehensive income	$12,421	$21,779	$25,850

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Income (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stock-holders’ Equity
Description	Shares	Amount
Balance at January 1, 2007	36,546	$37	$61,251	$(20,398)	$1,316	$42,206
Net income	—	—	—	20,963	—	20,963
Foreign currency translation adjustment	—	—	—	—	4,887	4,887
Exercise of stock options	579	—	2,130	—	—	2,130
Restricted stock awards	45	—	900	—	—	900
Conversion of warrants	35	—	121	—	—	121
Stock option compensation	—	—	332	—	—	332

Balance at December 31, 2007	37,205	37	64,734	565	6,203	71,539
Net income	—	—	—	24,291	—	24,291
Foreign currency translation adjustment	—	—	—	—	(2,512)	(2,512)
Exercise of stock options	17	—	80	—	—	80
Restricted stock awards	39	—	1,328	—	—	1,328
Conversion of warrants	79	—	274	—	—	274
Stock option compensation	—	—	284	—	—	284

Balance at December 31, 2008	37,340	37	66,700	24,856	3,691	95,284
Net income	—	—	—	11,862	—	11,862
Foreign currency translation adjustment	—	—	—	—	559	559
Exercise of stock options	38	—	119	—	—	119
Restricted stock awards	109	—	542	—	—	542
Conversion of warrants	—	—	—	—	—	—
Stock option compensation	—	—	10	—	—	10

Balance at December 31, 2009	37,487	$37	$67,371	$36,718	$4,250	$108,376

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$11,862	$24,291	$20,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,343	3,381	3,004
Deferred tax expense (benefit)	(38)	(612)	167
Non-cash compensation	(309)	3,117	2,157
Changes in assets and liabilities:
Accounts receivable, net	(4,951)	(223)	(3,437)
Inventories	4,363	(6,358)	(2,078)
Foreign sales tax receivable	6,375	(2,581)	(3,442)
Other current assets	5	(266)	(487)
Accounts payable	(5,864)	2,689	(612)
Income taxes payable	(91)	(849)	2,126
Accrued expenses	(951)	246	2,465
Current deferred compensation	(1,434)	—	—
Deferred revenue	518	671	3,246

Net cash provided by operations	12,828	23,506	24,072

Cash flows from investing activities:
Additions to property and equipment	(2,169)	(2,812)	(1,124)
Capitalized software	—	—	(43)
Other assets	(559)	(256)	(164)

Net cash used in investing activities	(2,728)	(3,068)	(1,331)

Cash flows from financing activities:
(Repayment) of bank borrowing	—	—	(2,154)
Proceeds from exercise of stock options and warrants	119	354	2,251

Net cash provided by financing activities	119	354	97
Effect of exchange rate changes on cash	(332)	(1,911)	1,227
Net increase in cash	9,887	18,881	24,065
Cash and equivalents, beginning of year	57,714	38,833	14,768

Cash and equivalents, end of year	$67,601	$57,714	$38,833

Supplemental cash flow disclosures:
Cash paid for income taxes	$3,775	$6,177	$7,637
Cash paid for interest	—	21	345

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

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

VASCO Data Security International, Inc. and its wholly owned subsidiaries design, develop, market and support security products and services which manage and protect against unauthorized access to computer systems of corporate and government customers. VASCO has operations in Austria, Australia, Bahrain, Belgium, Brazil, China, France, India, Japan, the Netherlands, Singapore, the U.K., the United States (U.S.) and Switzerland.

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

Foreign Currency Translation and Transactions

The financial position and results of the operations of the majority of the company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income. Gains and (losses) resulting from foreign currency transactions were $835, $(580) and $(906) in 2009, 2008 and 2007, respectively, and are included in other income in the consolidated statements of operations.

The financial position and results of our operations in Singapore and Switzerland are measured in U.S. Dollars. For these subsidiaries, gains and losses that result from foreign currency transactions are included in the consolidated statements of operations.

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 985-605 that addresses the accounting for revenue transactions involving software, as well as Staff Accounting Bulletin 104. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the revenue is probable.

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

Multiple-Element Arrangements: We allocate revenue to the various elements of the arrangements based on the estimated fair value of each deliverable as required by ASC 605-25. The fair value for each element is based on the price charged when that element is sold separately, renewal rates and other methods, such as prices established by management. The estimated fair value of undelivered elements is deferred and recorded as revenue when services are performed or products are delivered.

When tokens and software licenses are included in multiple element arrangements, they are generally delivered elements in such arrangements. When tokens and software are delivered elements, we use the Residual Method (ASC 605-25) for determining the amount of revenue to recognize for token and software licenses if we have vendor specific objective evidence (VSOE) for all of the undelivered elements. Any discount provided to the customer is applied fully to the delivered elements in such an arrangement. We defer the revenue for tokens and software in any multiple element arrangement where we do not have VSOE for any undelivered element. VSOE of fair value of PCS agreements is based on separate sales transactions on a worldwide basis. In sales arrangements where VSOE of fair value has not been established, revenue for all elements is deferred and amortized over the life of the arrangement. We recognize revenue from sales to distributors and resellers on the same basis as sales made directly to customers. We recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the revenue is probable.

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

Cash and Equivalents

Cash and equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are high-quality short term money market instruments with original maturities of three months or less. Cash and equivalents are held by a number of U.S. and non-U.S. commercial banks and money market investment funds with next day availability. Cash and equivalents at December 31, 2009 include $62,298 in money market investment funds or demand bank deposits for which fair value is equal to cost. These investments are valued using level one inputs, as defined in ASC 820, Fair Value Measurements and Disclosures. Cash and equivalents also include $5,303 in bank certificates of deposit for which fair value was $5,322 at December 31, 2009. Bank certificates of deposit are valued using level two inputs, as defined by ASC 820.

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for goods and services. We analyze accounts receivable balances, customer credit-worthiness, current economic trends and changes in our customer payment timing when evaluating the adequacy of the allowance for doubtful accounts. The allowance is based on a specific review of all significant past-due accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Software Development Costs

We capitalize software development costs in accordance with ASC 985-20. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy currently defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on.

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

We monitor our potential income tax exposures as required by ASC 740-10.

We have significant net operating loss carryforwards in the U.S. and other countries which are available to reduce the liability on future taxable income. A valuation reserve has been provided to offset most of these future benefits because we have not determined that their realization is more likely than not.

Fair Value of Financial Instruments

At December 31, 2009 and 2008, our financial instruments were cash equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies, as described in Cash and Equivalents above. The fair values of the financial instruments were not materially different from their carrying amounts at December 31, 2009 and 2008.

Accounting for Leases

All of our leases are operating leases. Rent expense on facility leases is charged evenly over the life of the lease, regardless of the timing of actual payments.

Goodwill and Other Intangibles

We account for goodwill and indefinite-lived intangible assets in accordance with ASC 350-20. Indefinite-lived intangible assets include customer lists, proprietary technology and other intangible assets. Intangible assets other than patents with definite lives are amortized over the useful life, generally three to seven years for proprietary technology. Patents are amortized over the life of the patent, generally 20 years in the U.S.

We assess the impairment of goodwill and intangible assets with indefinite lives each year-end or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Once identified, the amount of the impairment is computed by comparing the carrying value of the assets to the fair value. Fair value for goodwill is determined using our stock price which is a level 1 valuation, as defined in ASC 820-10. Fair value for trademarks is based on discounted estimated future cash flows, which a level 3 valuation. We have not recognized any impairment for the years ended December 31, 2009, 2008 or 2007 as the fair value of our reporting unit substantially exceeds our carrying amount.

Stock-Based Compensation

We have stock-based employee compensation plans, which are described more fully in Note 9. ASC 718-10 requires us to estimate the fair value of stock options granted to employees, directors and others and to record compensation expense equal to the estimated fair value. The fair value of stock options at the date of grant is

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

estimated using the Black-Scholes option pricing model, with the expected life adjusted to reflect the effect of post-vesting restrictions. The assumptions used for the Black-Scholes model are listed in Note 9. This compensation expense is recorded on a straight-line basis over the vesting period of the options.

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

Reclassifications

Certain prior year amounts in the Consolidated Statement of Cash Flows have been reclassified to conform to the 2009 presentation, to present the details of the changes in assets and liabilities on a consistent basis.

Note 2 – Inventories

Inventory is comprised of the following:

	December 31,
	2009	2008
Component parts	$5,810	$9,925
Work-in-process and finished goods	3,205	3,451

Total	$9,015	$13,376

The decrease in component parts in 2009 compared to 2008 reflects a return to historical levels. Component parts inventory at December 31, 2008 was higher than normal due to purchases of processors that our supplier indicated were being discontinued and an increase resulting from lower than expected demand in the fourth quarter of 2008.

Note 3 – Goodwill and Other Intangibles

Intangible asset activity for the three years ended December 31, 2009 and the composition of the December 31, 2009 balance is as follows. The majority of our goodwill and intangibles are denominated in local currencies and are subject to currency fluctuations. With the 2006 acquisition of VDS Austria (formerly Logico), we obtained net operating loss (NOL) carryforwards in Austria. We provided a valuation reserve for the portion of the NOL which was not expected to be utilized. As subsequent earnings have exceeded our original expectations, a portion ($129 in 2008 and $85 in 2007) of the valuation reserve has been applied as a reduction of goodwill. With the adoption of ASC 805-740 in 2009, additional valuation reserve adjustments will affect income tax expense rather than goodwill. In 2007, the $85 reduction in VDS Austria goodwill was offset by $200 increase resulting from a contingency payment made under the terms of the acquisition. In 2009 and 2008 we invested $241 and $386, respectively, in trademark protection and patent applications.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

	Capitalized Technology	Patents & Trademarks	Intangible Assets	Goodwill
Net balance at January 1, 2007	$2,880	$133	$3,013	$12,685
Additions	—	46	46	118
Net foreign currency translation	265	—	265	1,516
Amortization expense	(1,020)	(9)	(1,029)	—

Net balance at December 31, 2007	2,125	170	2,295	14,319
Additions/(disposals)	—	386	386	(129)
Net foreign currency translation	(58)	—	(58)	(606)
Amortization expense	(613)	(13)	(626)	—

Net balance at December 31, 2008	1,454	543	1,997	13,584
Additions/(disposals)	—	241	241	—
Net foreign currency translation	12	—	12	229
Amortization expense	(432)	(21)	(453)	—

Net balance at December 31, 2009	$1,034	$763	$1,797	$13,813

December 31, 2009 balance at cost	$10,977	$829	$11,806	$14,901
Accumulated amortization	(9,943)	(66)	(10,009)	(1,088)

Net balance at December 31, 2009	$1,034	$763	$1,797	$13,813

Expected amortization of the intangible assets for the years ended:

December 31, 2010	$362
December 31, 2011	240
December 31, 2012	167
December 31, 2013	157
December 31, 2014 and thereafter	463

Subject to amortization	1,389
Trademarks	408

Total intangible assets	$1,797

Note 4 – Other Long-Term Assets

In 2006, the company contracted with a film producer to develop instructional video software to be used internally as a staff development tool and to be marketed to potential customers and other parties. The cost of this software, $2,448, was capitalized in accordance with ASC 985-20 and was amortized on a straight line basis over a three year life.

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

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

	Instructional software	Deemed compen- sation	Deferred tax assets	Other assets		Total other assets
Net balance at January 1, 2007	$2,380	$1,168	$465	$193		$4,206

Additions/(reductions)	—	—	(23)	(22)		(45)
Net translation gain	277	102	—	—		379
Amortized/expensed	(860)	(427)	—	—		(1,287)

Net balance at December 31, 2007	1,797	843	215	150		3,005

Additions/(reductions)	—	—	757	1,255	*	2,012
Net translation gain/(loss)	(30)	(13)	—	—		(43)
Amortized/expensed	(944)	(463)	—	(1,276	)*	(2,683)

Net balance at December 31, 2008	823	367	972	129		2,291

Additions/(reductions)	—	—	(302)	241		(61)
Net translation gain/(loss)	(16)	(10)	—	—		(26)
Amortized/expensed	(807)	(357)	—	—		(1,164)

Net balance at December 31, 2009	$—	$—	$670	$370		$1,040

*	Includes $1,276 investment in a product development project for a potential future customer subsequently recorded as an impairment charge in cost of goods sold.

Amortization expense for the instructional software and the deemed compensation is included in selling expense. Expected amortization of the deemed compensation for the year ended December 31, 2010 is $373, which is recorded in current portion of deemed compensation.

Note 5 – Income Taxes

Income before income taxes was generated in the following jurisdictions:

	For the years ended December 31,
	2009	2008	2007
Domestic	$(576)	$3,930	$(1,874)
Foreign	15,898	24,988	32,862

Total	$15,322	$28,918	$30,988

The provision for income taxes consists of the following:

	For the years ended December 31,
	2009	2008	2007
Current:
Federal	$(148)	$103	$(15)
Foreign	3,646	5,117	9,927

Total current	3,498	5,220	9,912

Deferred:
Foreign	(38)	(593)	113

Total deferred	(38)	(593)	113

Total	$3,460	$4,627	$10,025

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

The differences between the income tax provision computed using the statutory federal income tax rate of 35% and the provision for income taxes reported in the consolidated statements of operations are as follows:

	For the years ended December 31,
	2009	2008	2007
Expected tax benefit at statutory rate	$5,363	$10,121	$10,846
Foreign taxes at other rates	(1,989)	(4,247)	(2,160)
NOL valuation reserve adjustments	(315)	(782)	—
Change in valuation allowance due to the
(utilization) generation of NOL carryforwards	59	(1,695)	684
Taxes on intercompany interest / dividends	—	487	—
Non-deductible amortization	149	207	322
Other, net	193	536	333

Total	$3,460	$4,627	$10,025

Current deferred tax assets are presented as a separate line on the balance sheet. Long-term deferred tax assets are included in other long-term assets and identified in Note 4. Current deferred tax liabilities were $194 in 2009 and $129 in 2008 and are included in other accrued liabilities. The deferred income tax balances are comprised of the following:

	As of December 31,
	2009	2008
Deferred tax assets:
U.S. net operating loss carryforwards	$6,021	$5,789
Foreign NOL carryforwards	1,609	1,767
Stock and long-term compensation plans	1,349	1,328
Deferred revenue	384	385
Inventory	40	35
Research and development expense	37	146
Accrued expenses and other	56	220

Total gross deferred tax assets	9,496	9,670
Less: Valuation allowance	(8,263)	(8,414)

Net deferred income tax assets	$1,233	$1,256

Deferred tax liabilities:
Intangible assets—Logico acquisition	$67	$114
Potential tax on intercompany dividends	194	129
Intangible assets—Able acquisition	261	340

Deferred tax liabilities	$522	$583

At December 31, 2009, we had U.S. net operating loss (NOL) carryforwards of $23,204. Of this amount, $16,643 is available to offset future taxable income. The remainder represents tax deductions for employee stock option gains which would be credited to paid-in capital. The U.S. loss carryforwards expire in varying amounts beginning in 2018 and continuing through 2029. In addition, if certain substantial changes in the company’s ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized. In 2009, 2008 and 2007, net utilization (creation) of deferred tax assets for U.S. net operating loss carryforwards were $(354), $1,471 and $(749), respectively.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

At December 31, 2009, we also had foreign NOL carryforwards of $5,391. The foreign NOL carryforwards have no expiration dates. Included in the foreign NOL carryforwards amount is $2,316 of tax losses obtained in the acquisition of VDS Austria (formerly Logico). Goodwill for the VDS Austria acquisition was reduced by $129 in 2008 and $85 in 2007, as the NOL utilized was greater than expected and our original forecasts were revised. With the adoption of ASC 805-740-30-3 in 2009, any future adjustments to the NOL carryforward valuation allowance for the VDS Austria acquisition would affect income tax expense, rather than goodwill. In 2009, we recognized a $167 tax benefit for adjustment of this NOL valuation allowance. In 2009, 2008 and 2007, net utilization (creation) of deferred tax assets for foreign net operating loss carryforwards, excluding goodwill adjustments related to VDS Austria, were $238, $224 and $65, respectively.

The company has provided a valuation allowance at December 31, 2009 for all of its U.S. deferred tax assets and certain foreign deferred tax assets. In assessing the realizability of deferred tax assets, the company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

The net change in the valuation allowance for the years ended December 31, 2009, 2008 and 2007 was a (decrease) increase of $(151), $(2,977) and $445, respectively. This valuation allowance will be reviewed on a regular basis and adjustments made as appropriate. In addition to the utilization of NOLs in the U.S. and in foreign countries as noted above, the change in the valuation allowance also reflects other factors including, but not limited to, changes in our assessment of our ability to use existing NOLs, changes in currency rates and adjustments to reflect differences between the actual returns filed and the estimates we made at financial reporting dates. For 2009, we have reviewed the NOL carryforwards for each of our entities to determine if it is more likely than not that the NOL carryforward would be utilized in future years. Based on our review, we have reduced income tax expense and the valuation reserve in 2009 by $167, related to the NOL carryforward for VDS Austria . The company expects to generate adequate taxable income to realize deferred tax assets in foreign jurisdictions where no valuation reserve exists.

The company has not provided deferred U.S. taxes on its unremitted foreign earnings because it considers them to be permanently invested. The unremitted foreign earnings are estimated to be $64,000. We have provided a deferred tax liability of $194 to reflect the foreign tax liability on unremitted earnings to one of our foreign subsidiaries.

We had no accrued interest or penalties for income tax liabilities at December 31, 2009. Our policy is to record interest expense and penalties on income taxes as income tax expense.

ASC 740-10 sets a “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions; it established measurement criteria for tax benefits and it established certain new disclosure requirements. We have identified one such exposure concerning cost allocations related to the implementation of our worldwide strategy related to the ownership of our intellectual property for which we had a $475 reserve at December 31, 2008, which is an offset to our U.S. deferred tax asset. This reserve was reduced to $470 at December 31, 2009.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Our primary tax jurisdictions and the earliest year for which tax returns are subject to audit are presented in the following table. VASCO Data Security is abbreviated as “VDS”.

Australia	VDS Pty. Ltd.	2004
Austria	VDS Austria	2006
Belgium	VDS NV	2008
Belgium	VDS Europe NV	2007
Belgium	Lintel	2008
Belgium	Able NV	2006
Netherlands	VDS BV	2002
Singapore	VDS Asia Pacific	2005
Switzerland	VDS International GmbH	2007
United States	VDS International, Inc.	2005

Note 6 – Deferred Warranty Revenue and Warranty Reserve

Our standard practice is to provide a warranty on our DIGIPASS hardware for either one or two years, depending on where the sale is made, after the date of purchase. Customers may purchase extended warranties covering periods from one to four years after the standard warranty period. We defer the revenue associated with the extended warranty and recognize it into income on a straight-line basis over the extended warranty period. The estimated cost of providing warranty services during the extended warranty period will be less than the revenue related to such warranty service.

Deferred warranty revenue at December 31, 2009, which will be recognized as revenue as follows:

Year	Amount
2010	$107
2011	79
2012	29
2013	10

Total	$225

We maintain a reserve for the potential cost of future warranty claims related to products sold and recognized in revenue. The reserve is included in accrued expenses. Activity in the claims reserve account during the three fiscal years ended December 31 was as follows:

	2009	2008	2007
Balance, beginning of period	$475	$171	$81
Provision for warranty claims	498	551	264
Reversal of warranty provisions	(390)	—	—
Product or cash issued to settle claims	(433)	(247)	(174)

Balance, end of period	$150	$475	$171

Note 7 – Debt

As of December 31, 2009, we had no borrowings outstanding. We maintain a line of credit with Fortis Bank, SA/NV, Brussels, Zurich Branch. Under terms of the agreement, we can borrow an amount equal to 80%

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

of our Belgian subsidiary’s defined accounts receivable up to a maximum of 5,000 Euros. Borrowing under the line of credit may be denominated in Euros, U.S. Dollars or Swiss Francs. If the borrowings are denominated in Euros, we are obligated to pay interest at the monthly average of the EONIA (Euro Over Night Index Average) plus 2.5% per year. If the borrowings are denominated in U.S. Dollars, we are obligated to pay interest at the U.S. Dollar Fed Fund Rate plus 2.5% per year. If the borrowings are denominated in Swiss Francs, we are obligated to pay interest at the Swiss National Repo Rate plus 2.5% per year. Either party can terminate the credit line with 14 days notice without penalty. If terminated, all borrowings under the line then outstanding would be due and payable. The bank can also terminate the credit line immediately if we fail to observe the specific terms of the credit line, become insolvent, cease operations or experience a change in control.

In 2009 and 2008, we did not borrow against the line of credit. Interest expense related to debt was $284 for the year ended December 31, 2007.

Note 8 – Stockholders’ Equity

Preferred Stock and Warrants

On September 11, 2003, we sold 0.8 shares of Series D 5% Cumulative Convertible Voting Preferred Stock and 600 detachable warrants to purchase common stock. The warrants, exercisable over a five-year period at $3.47 per share, expired September 10, 2008.

Warrant activity for the years ended December 31, 2007 and 2008 is summarized below:

	Number of shares	Exercise price per share

Outstanding at January 1, 2007	114
Exercised	(35)	$3.47

Outstanding at December 31, 2007	79
Exercised	(79)	3.47

Outstanding at December 31, 2008	—

Note 9 – Stock Compensation Plans

In June 2009, our stockholders approved the VASCO Data Security, International, Inc. 2009 Equity Incentive Plan (the “2009 Equity Plan”). The 2009 Equity Plan permits the issuance of awards in a variety of forms, including (1) shares of our common stock, (2) nonqualified and incentive stock options for the purchase of our common stock, (3) stock appreciation rights, (4) deferred stock, (5) other stock-based awards (including restricted shares, performance shares, performance units and other stock unit awards), and (6) cash incentive awards. No awards had been made under the 2009 Equity Plan as of December 31, 2009. Upon our stockholders’ approval of the 2009 Equity Plan, our 1997 Stock Compensation Plan, as amended and restated in 1999 (the “1997 Compensation Plan”) was suspended and no additional awards will be issued under the 1997 Compensation Plan. However, all outstanding awards under the 1997 Compensation Plan were unaffected by our stockholders’ approval of the 2009 Equity Plan.

Our 1997 Compensation Plan was designed and intended to provide performance incentives to employees and non-employee directors, consultants and other key persons of the company. The 1997 Compensation Plan was administered by the Compensation Committee as appointed by the Board of Directors.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

The 1997 Compensation Plan permitted the award of stock compensation in various forms including, but not limited to stock options, restricted stock, and other stock-based awards and was intended to be a nonqualified plan.

As of December 31, 2009, the number of shares allowed to be issued under the 2009 Equity Plan was 8,000 shares of the company’s common stock, representing 21.3% of the issued and outstanding shares of the company as of such date.

The following table summarizes compensation expense recorded under the 1997 Compensation Plan. No tax benefits were recognized, due to our fully reserved U.S. NOL carryforwards.

	2009	2008	2007
Compensation expense included in income:
Stock options	$11	$284	$332
Restricted stock	542	1,328	900
Long-term compensation plan	(862)	1,505	925

Total expense (benefit)	(309)	3,117	2,157
Income tax benefit	—	—	—

Net expense (benefit)	$(309)	$3,117	$2,157

Stock Options

We have not granted stock options since 2005; however, compensation expense is recognized for the unvested options as required by the ASC 718-10. This statement requires the company to estimate the fair value of stock options granted and to record compensation expense equal to the estimated fair value. The fair value of stock options at the date of grant is estimated using the Black-Scholes option pricing model, with the expected life adjusted to reflect the effect of post-vesting restrictions. This compensation expense is recorded on a straight-line basis over the vesting period of the options.

All options granted under the 1997 Compensation Plan were issued at market value on the date of grant, with terms of six to ten years and vesting periods ranging from one to five years. The company may issue new shares or treasury shares for option exercises. The following table summarizes option activity for the year ended December 31, 2009. All options outstanding at December 31, 2009 were fully vested.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,337	$3.01	3.60	$9,778
Exercised	(38)	3.13	—	204
Forfeited or expired	(2)	6.16	2.15	2

Outstanding at December 31, 2009	1,297	3.01	2.71	4,493

At December 31, 2009:
Fully vested, exercisable options	1,297	$3.01	2.71	$4,493

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

The intrinsic value of options exercised and the fair value of shares vested over the last three years were:

	2009	2008	2007
Intrinsic value of options exercised	$204	$130	$10,026
Fair value of shares vested	21	271	200

The following table summarizes vesting activity for the year ended December 31, 2009.

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (Years)	Unrecognized Compen- sation Cost
Non-vested shares at January 1, 2009	5	$4.40	3.04	$9
Vested in 2009	(5)	4.40	3.00

Non-vested shares at December 31, 2009	—

Time-Based Restricted Stock

We granted restricted stock awards to employees and non-employee directors under the 1997 Compensation Plan. Awards to non-employee directors vest on the first anniversary date of the grant and awards to employees vest annually over a four year period. These shares are subject to forfeiture if the service period requirement is not met. Compensation expense equal to the market value of the stock on the grant date is recorded on a straight-line basis over the vesting period as required ASC 718-10. Compensation expense for 2009 was $961. The following table summarizes the time-based restricted stock activity for the year ended December 31, 2009:

	Shares	Weighted average remaining term (years)	Aggregate intrinsic value
Outstanding at January 1, 2009	125	1.67	$1,288
Shares vested	(69)		515
Shares awarded	109		900

Outstanding at December 31, 2009	165	1.03	1,036

The unamortized future compensation expense for the time-based restricted stock awards was $840 at December 31, 2009.

Performance-Based Restricted Stock

Performance-based restricted stock was granted under the 1997 Compensation Plan and is earned over a three-year period beginning January 1 of the year of grant. Each executive officer’s right to performance-based restricted shares is subject to VASCO’s achievement of a cumulative earnings per share goal for the following three years. Each executive officer will receive 0% of the shares if less than 80% of the performance goal is achieved, 50% of the shares if 80% of the performance goal is achieved, 100% of the shares if 100% of the performance goal is achieved, and 125% of the shares if 140% of the performance goal is achieved.

The performance-based restricted shares granted in 2007 lapsed unearned as VASCO did not achieve the cumulative earnings per share goal for the three years ending December 31, 2009. The number of shares granted

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

was 83 in 2009 and 29 in 2008, which represents the number of shares that will be received if the Company achieves 100% of the performance goal. The shares received for performance at a level between stated performance percentages will be interpolated. The performance targets are established by the Board of Directors.

Compensation expense equal to the market value of the stock on the grant date is recorded on a straight-line basis over the vesting period if the performance condition is deemed to be probable, as required by ASC 718-10. Compensation expense in 2009 includes a benefit of $650 for the reversal of 2007 and 2008 award accruals and expense of $231 for the 2009 awards. The unamortized future compensation expense for the performance-based restricted stock was $477 at December 31, 2009.

The following table summarizes the activity related to performance share units during 2009:

	Shares	Weighted average remaining term (years)	Aggregate intrinsic value
Outstanding at January 1, 2009	74	1.42	$765
Shares lapsed, unearned	(45)		—
Shares awarded	83		686

Outstanding at December 31, 2009	112	1.76	703

Long-term Incentive Compensation

Under the 1997 Compensation Plan, we provided long-term incentive awards to key employees, other than named executive officers, that can be earned if the company achieves certain cumulative earnings per share targets over a three year period. The amount of payment will be determined as follows: no award will be paid if the cumulative earnings per share is less than 90% of the target; if the cumulative earnings per share is greater than 90% but less than 110% of the target, the award will be prorated on a basis consistent with actual performance; and if the cumulative earnings per share is greater than 110% of the target, 120% of the award will be paid.

The award amounts are designated as a specific dollar amount but, at the option of the company, can be paid in either VASCO common stock or cash. If paid in stock, the company will issue the corresponding number of freely tradable shares to the employees based on the stock price on the date the awards are earned. The company granted awards totaling $1,968, $1,980, and $1,440 in 2009, 2008 and 2007, respectively. Compensation expense for long-term incentive awards is recognized ratably over the period beginning with the effective date of the grant and ending on December 31 of the targeted three-year period, if it is deemed probable that the target will be met. Accruals for the 2007 and 2008 grants were reversed in the first quarter of 2009, when it became clear that the performance targets were not likely to be met. Compensation expense in 2009 includes a benefit of $1,352 for the 2007 and 2008 reversals and expense of $490 for the 2009 award. Employees forfeit their awards if they terminate from the company prior to the end of the three-year target period. The amounts expensed are reported as liabilities on the balance sheet. The unamortized future compensation expense for the long-term incentive awards was $1,478 at December 31, 2009.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Note 10 – Earnings per Common Share

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

	For the years ended December 31,
	2009	2008	2007
Net Income	$11,862	$24,291	$20,963

Weighted average common shares outstanding
Basic	37,319	37,156	36,879
Incremental shares with dilutive effect:
Stock options	762	992	1,279
Restricted stock awards	3	27	80
Warrants	—	29	67

Dilutive	38,084	38,204	38,258

Net Income per share
Basic	$0.32	$0.65	$0.57
Dilutive	0.31	0.64	0.55

Note 11 – Employee Benefit Plan

We maintain a defined contribution pension plan for our U.S. employees established pursuant to the provisions of Section 401(k) of the Internal Revenue Code, which provides benefits for eligible employees of the company and allow us to match employee contributions. For the years ended December 31, 2009, 2008 and 2007, we contributed $75, $100 and $72, respectively, to this plan as matching contributions.

We also maintain a pension plan for our Belgian employees, in compliance with Belgian law. The plan is a defined contribution plan, but has a minimum return guarantee under Belgian law. Returns guaranteed by the pension plan administrator are essentially equal to the legal requirement. For the years ended December 31, 2009, 2008 and 2007, the company contributed $487, $386 and $288, respectively, to this plan.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Note 12 – Geographic, Customer and Supplier Information

We classify our sales by our customers’ locations in four geographic regions: 1) EMEA, which includes Europe, the Middle East and Africa; 2) the United States, which for our purposes includes sales in Canada; 3) Asia Pacific Rim; and 4) Other Countries, including Australia, Latin America and Central Asia. Information regarding geographic areas for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Europe, Middle East, Africa (EMEA)	United States	Asia Pacific	Other Countries	Total
2009
Revenue	$72,833	$7,376	$9,492	$11,994	$101,695
Gross profit	57,615	4,013	3,327	6,204	71,160
Long-lived assets	20,452	561	38	118	21,169
2008
Revenue	$89,511	$7,783	$10,116	$25,567	$132,977
Gross profit	59,352	6,577	6,346	19,695	91,970
Long-lived assets	20,123	450	65	2,052	22,690
2007
Revenue	$81,726	$9,264	$13,728	$15,262	$119,980
Gross profit	49,527	7,632	6,630	15,323	79,112
Long-lived assets	20,353	773	52	365	21,543

For the years 2009, 2008 and 2007, our top 10 customers contributed 34%, 44% and 45%, respectively, of total worldwide revenue. In 2009, 2008 and 2007, no one customer exceeded 10% of total revenue.

The majority of our products are manufactured by four independent vendors, one headquartered in Europe and the other three in Hong Kong. Our hardware DIGIPASSES are assembled at facilities in mainland China.

Note 13 – Commitments and Contingencies

The company leases office space and automobiles under operating lease agreements expiring at various times through 2017. Future minimum rental payments required under non-cancelable leases are as follows:

Year	Amount
2010	$3,179
2011	2,503
2012	1,936
2013	1,505
2014	1,272
2015	1,173
Thereafter	1,932

Total	$13,500

Rent expense under operating leases aggregated $2,544, $2,228 and $1,838 for the years ended December 31, 2009, 2008 and 2007, respectively. Rent expense is recorded on a straight-line basis over the life of the lease agreement.

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

Note 14 – Quarterly Results of Operations (unaudited)

The fourth quarter of 2009 net income includes an adjustment to reduce prior quarters’ income tax expense by $633. Income tax expense recorded for the nine months ended September 30, 2009 was based on an estimated annual effective tax rate of 29%. The actual tax rate for 2009 was 22.6%.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Net sales	$23,175	$24,458	$22,126	$31,936
Gross profit	16,698	16,712	15,390	22,360
Operating expenses	11,976	15,360	13,436	17,745
Operating income	4,722	1,352	1,954	4,614
Net income	3,463	2,042	1,522	4,834
Net income per share:
Basic	$0.09	$0.05	$0.04	$0.13
Fully diluted	0.09	0.05	0.04	0.13

2008
Net sales	$28,928	$35,409	$39,705	$28,935
Gross profit	20,039	25,402	27,839	18,689
Operating expenses	14,198	16,356	16,400	16,879
Operating income	5,841	9,046	11,439	1,810
Net income	4,896	7,458	9,123	2,812
Net income per share:
Basic	$0.13	$0.20	$0.25	$0.08
Fully diluted	0.13	0.20	0.24	0.07

Due to rounding in earnings per share, the sum of the quarters may not be equal to the full year.

SCHEDULE II

VASCO DATA SECURITY INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Beginning balance	Additions		Deductions
		Bad debt expense/ (recovery)	Foreign currency translation	Accounts written off	Ending balance
Allowance for doubtful accounts for trade accounts receivable
Year ended December 31, 2009	$708	472	43	(22)	$1,201
Year ended December 31, 2008	452	322	(24)	(41)	708
Year ended December 31, 2007	712	80	87	(427)	452

See accompanying independent auditors’ report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2010.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 16, 2010.

POWER OF ATTORNEY

Each of the undersigned, in his capacity as an officer or director, or both, as the case may be, of VASCO Data Security International, Inc. does hereby appoint T. Kendall Hunt, and each of them severally, his true and lawful attorneys or attorney to execute in his name, place and stead, in his capacity as director or officer, or both, as the case may be, this Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and any and all amendments thereto and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission. Each of said attorneys shall have power to act hereunder with or without the other attorney and shall have full power and authority to do and perform in the name and on behalf of each of said directors or officers, or both, as the case may be, every act whatsoever requisite or necessary to be done in the premises, as fully and to all intents and purposes as to which each of said officers or directors, or both, as the case may be, might or could do in person, hereby ratifying and confirming all that said attorneys or attorney may lawfully do or cause to be done by virtue hereof.

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