Form 10-Q
period 2010-03-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2010-05-07
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-24389

VASCO Data Security International, Inc.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-4169320
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

There were 37,626,293 shares of Common Stock, $.001 par value per share, outstanding at April 30, 2010.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended March 31, 2010

This report may contain trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, DIGIPASS, VACMAN, aXsGUARD and IDENTIKEY.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$76,120	$67,601
Accounts receivable, net of allowance for doubtful accounts	21,979	30,400
Inventories	8,904	9,015
Prepaid expenses	1,736	1,588
Foreign sales tax receivable	550	1,086
Deferred income taxes	521	563
Other current assets	358	632

Total current assets	110,168	110,885

Property and equipment:
Furniture and fixtures	4,220	4,368
Office equipment	6,949	6,928

	11,169	11,296
Accumulated depreciation	(6,222)	(6,107)

Property and equipment, net	4,947	5,189

Goodwill, net of accumulated amortization	12,967	13,813
Intangible assets, net of accumulated amortization	1,706	1,797
Other assets, net of accumulated amortization	970	1,040

Total assets	$130,758	$132,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,287	$4,505
Deferred revenue	7,862	7,188
Accrued wages and payroll taxes	5,141	5,178
Income taxes payable	3,212	3,097
Other accrued expenses	3,347	3,285

Total current liabilities	23,849	23,253

Deferred compensation	649	490
Deferred revenue	185	277
Deferred income taxes	276	328

Total liabilities	24,959	24,348

Stockholders’ equity
Common stock: $.001 par value per share, 75,000 shares authorized; 37,626 and 37,487 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	38	37
Preferred stock: 500 shares authorized, none issued and outstanding at March 31, 2010 or December 31, 2009	-	-
Additional paid-in capital	67,745	67,371
Accumulated income	37,291	36,718
Accumulated other comprehensive income	725	4,250

Total stockholders’ equity	105,799	108,376

Total liabilities and stockholders’ equity	$130,758	$132,724

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2010	2009
Revenue	$23,915	$23,175

Cost of goods sold	7,227	6,477

Gross profit	16,688	16,698

Operating costs:
Sales and marketing	7,929	7,059
Research and development	3,272	2,444
General and administrative	4,648	2,366
Amortization of purchased intangible assets	115	107

Total operating costs	15,964	11,976

Operating income	724	4,722

Interest income, net	71	143
Other income (expense), net	60	(248)

Income before income taxes	855	4,617
Provision for income taxes	282	1,154

Net income	$573	$3,463

Net income per share:
Basic	$0.02	$0.09

Diluted	$0.01	$0.09

Weighted average common shares outstanding:
Basic	37,400	37,308

Diluted	38,287	38,022

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended March 31,
	2010	2009
Net income	$573	$3,463

Other comprehensive income (loss) –
Cumulative translation adjustment	(3,525)	(3,455)

Comprehensive income (loss)	$(2,952)	$8

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$573	$3,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	732	828
Deferred tax expense (benefit)	42	(80)
Non-cash compensation	533	(3,129)
Changes in assets and liabilities:
Accounts receivable, net	7,133	2,149
Inventories	111	517
Foreign sales tax receivable	552	6,036
Other current assets	(43)	24
Accounts payable	(131)	(5,285)
Income taxes payable	245	(442)
Accrued expenses	371	(1,738)
Deferred revenue	611	(670)

Net cash provided by operations	10,729	1,673

Cash flows from investing activities:
Additions to property and equipment	(374)	(573)
Other assets	(29)	(66)

Net cash used in investing activities	(403)	(639)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	-	119

Net cash provided by financing activities	-	119

Effect of exchange rate changes on cash	(1,807)	(1,538)

Net increase (decrease) in cash	8,519	(385)
Cash and cash equivalents, beginning of year	67,601	57,714

Cash and cash equivalents, end of period	$76,120	$57,329

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of VASCO Data Security International, Inc. and its subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Foreign Currency Translation and Transactions

The financial position and results of the operations of the majority of the company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income. Revenue and expenses are translated at average exchange rates prevailing during the year. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other income (expense). For the three months ended March 31, 2010 and 2009, losses resulting from foreign currency transactions were $148 and $521, respectively.

The financial position and results of operations of our operations in Singapore and Switzerland are measured in U.S. Dollars. For these subsidiaries, gains and losses that result from foreign currency transactions are included in the consolidated statements of operations in other income (expense).

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

Maintenance and Support Agreements: Maintenance and support agreements generally call for us to provide software updates and technical support, respectively, to customers. Revenue on maintenance and technical support is deferred and recognized ratably over the term of the applicable maintenance and support agreement.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are high-quality short term money market instruments, with original maturities of three months or less. Cash and equivalents are held by a number of U.S. and non-U.S. commercial banks and money market investment funds. Cash and equivalents at March 31, 2010 include $71,411 in money market investment funds or demand bank deposits for which fair value is equal to cost. These investments are valued using level one inputs, as defined in ASC 820, Fair Value Measurements and Disclosures. Cash and equivalents also include $4,709 in bank certificates of deposit for which fair value was $4,724 at March 31, 2010. Bank certificates of deposit are valued using level two inputs, as defined by ASC 820.

Accounts Receivable and Allowance for Doubtful Accounts

The credit-worthiness of customers (including distributors and resellers) is reviewed prior to shipment. A reasonable expectation of collection is a requirement for revenue recognition. Verification of credit and/or the establishment of credit limits are part of the customer contract administration process. Credit limit adjustments for existing customers may result from the periodic review of outstanding accounts receivable. The company records trade accounts receivable at invoice values, which are generally equal to fair value.

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

We have significant net operating loss carryforwards in the U.S. and other countries which are available to reduce the liability on future taxable income. A valuation reserve has been provided for the U.S. and certain foreign operating loss carryforwards to offset most of these future benefits because we have not determined that their realization is more likely than not.

Fair Value of Financial Instruments

At March 31, 2010 and December 31, 2009, our financial instruments were cash equivalents, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies. The fair values of the financial instruments were not materially different from their carrying amounts at March 31, 2010 and December 31, 2009.

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

We assess the impairment of goodwill and intangible assets with indefinite lives each year-end or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Once identified, the amount of the impairment is computed by comparing carrying value of the assets to fair value. Fair value for goodwill is determined using our stock price which is a level 1 valuation, as defined in ASC 820-10. Fair value for trademarks is based on discounted estimated future cash flows, which a level 3 valuation. We have not recognized any impairment for the three months ended March 31, 2010 as the fair value of our reporting unit substantially exceeds our carrying amount

Stock-Based Compensation

We have stock-based employee compensation plans. ASC 718-10 requires us to estimate the fair value of stock options granted to employees, directors and others and to record compensation expense equal to the estimated fair value. The fair value of stock options at the date of grant is estimated using the Black-Scholes option pricing model, with the expected life adjusted to reflect the effect of post-vesting restrictions. Compensation expense is recorded on a straight-line basis over the vesting period of the options.

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

Reclassifications

Certain prior year amounts in the Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the 2010 presentation, to present the details of the changes in assets and liabilities on a consistent basis.

Note 2 – Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents the balance due on credit sales made to customers. The allowance for doubtful accounts is an estimate of losses that may result from customers’ inability to make payment on their outstanding balances.

	March 31, 2010	December 31, 2009
Accounts receivable	$23,502	$31,601
Allowance for doubtful accounts	(1,523)	(1,201)

Accounts receivable, net	$21,979	$30,400

Note 3 – Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the FIFO method.

Inventories are comprised of the following:

	March 31, 2010	December 31, 2009
Component parts	$4,880	$5,810
Work-in-process and finished goods	4,024	3,205

Total	$8,904	$9,015

Note 4 – Goodwill and Other Intangibles

Intangible asset activity for the three months ended March 31, 2010, and the composition of the March 31, 2010 balance is detailed in the following table. The majority of our goodwill and intangibles is denominated in local currencies and is subject to currency fluctuations.

	Capitalized Technology	Patents & Trademarks	Intangible Assets	Goodwill
Net balance at December 31, 2009	$1,034	$763	$1,797	$13,813
Additions/(disposals)	-	84	84	-
Net foreign currency translation	(60)	-	(60)	(846)
Amortization expense	(108)	(7)	(115)	-

Net balance at March 31, 2010	$866	$840	$1,706	$12,967

Note 5 – Other Assets – Long Term

Other Assets is comprised mostly of cash deposits.

Changes in deferred tax assets is charged to income tax expense. The following table summarizes other long-term assets for the three months ended March 31, 2010:

	Deferred tax assets	Other assets	Total other assets
Net balance at December 31, 2009	$670	$370	$1,040
Additions/(reductions)	(47)	(23)	(70)
Net translation gain/(loss)	-	-	-
Expensed	-	-	-

Net balance at March 31, 2010	$623	$347	$970

Note 6 – Income Taxes

Our effective tax rate for 2010 is expected to be 33%. This is lower than the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates, partially offset by losses in the U.S. for which no tax benefit is recorded. The expected tax rate for 2009 was 25% in the first quarter of 2009. The tax rate in the first quarter of 2009 also benefited from income in foreign jurisdictions taxed at lower rates, partially offset by US losses for which no tax benefit was recorded.

At December 31, 2009, we had U.S. net operating loss (NOL) carryforwards of $23,204. Of this amount, $16,643 is available to offset future taxable income. The remainder represents tax deductions for employee stock option gains which would be credited to paid-in capital. The U.S. loss carryforwards expire in varying amounts beginning in 2018 and continuing through 2029. In addition, if certain substantial changes in the company’s ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized. At December 31, 2009, we also had foreign NOL carryforwards of $5,391. The foreign NOL carryforwards have no expiration dates. A valuation reserve has been provided for the U.S. and certain foreign operating loss carryforwards to offset the future benefits because we have not determined that their realization is more likely than not.

Note 7 – Warranties

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

The activity in our warranty liability was as follows:

	Three months ended March 31
	2010	2009
Balance, beginning of the period	$150	$475
Provision for claims	-	-
Product or cash issued to settle claims	(60)	-

Balance, end of period	$90	$475

Note 8 – Long-Term Compensation Plan and Stock Based Compensation

In the first quarter of 2010, we awarded 294 shares of restricted stock under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan (the “2009 Equity Incentive Plan”), consisting of 139 issued shares and 155 shares subject to future performance criteria and, therefore, have not been issued. The market value of the restricted shares was $1,867 at the date of grant and will be amortized over the respective vesting periods of one to four years.

In the first quarter 2009, we recorded $296 of expense related to restricted stock awards and reversed $2,002 of expense accrued at December 31, 2008, related to long-term performance based, incentive awards that were granted in 2007 and 2008 under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated, that were not likely to be achieved.

The following table details long-term compensation plan and stock-based compensation expense for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
Stock options	$-	$11
Restricted stock	374	(354)
Long-term compensation plan	159	(1,352)

Total Non-Cash Compensation	$533	$(1,695)

Note 9 – Common Stock and Earnings per Share

In connection with the 2009 Equity Incentive Plan described above, we issued 139 shares of restricted common shares during the three months ended March 31, 2010.

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three month periods ended March 31, 2010 and 2009 follow:

	Three months ended March 31,
	2010	2009
Net income	$573	$3,463

Weighted average common shares outstanding
Basic	37,400	37,308
Incremental shares with dilutive effect:
Stock options	821	714
Restricted stock awards	66	-

Diluted	38,287	38,022

Net income per share
Basic	$0.02	$0.09
Diluted	$0.01	$0.09

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except headcount, ratios, time periods and percents)

Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “VASCO,” “company,” “we,” “our,” and “us” refer to VASCO Data Security International, Inc. and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 concerning, among other things, the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and the anticipated future growth in certain markets in which we currently market and sell our products or anticipate selling and marketing our products in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect”, “believe”, “will”, “anticipate”, “emerging”, “intend”, “plan”, “could”, “may”, “estimate”, “should”, “objective” and “goal” and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors have been described in greater detail in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission and include, but are not limited to, (a) risks of general market conditions, including currency fluctuations and the unprecedented uncertainties resulting from the current turmoil in world economic and financial markets, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, and changing government regulations, and (c) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements.

General

The following discussion is based upon our consolidated results of operations for the three months ended March 31, 2010 and 2009 (percentages in the discussion may be rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-Q and our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Comparison of Results for the Three Months Ended March 31, 2010 and 2009

Industry Growth: We do not believe that there are any accurate measurements of the total industry’s size or the industry’s growth rate. Also, given the current economic conditions, we expect that the industry will grow slowly in 2010, and may, in fact, decline if the economic conditions do not improve. We do believe, however, that over the longer term, the industry will grow at a significant rate. We expect that growth will be driven by new government regulations, growing awareness of the impact of identity theft, and the growth in commerce that is transacted electronically. The issues driving the growth are global issues and the rate of adoption in each country is a function of that country’s culture, the competitive position of businesses operating in those countries, the country’s overall economic conditions and the degree to which businesses and consumers within the country use technology.

Economic Conditions: Our revenue may vary significantly with changes in the economic conditions in the countries in which we sell products. With our current concentration of revenue in Europe and specifically in the banking/finance vertical market, significant changes in the economic outlook for the European banking market may have a significant effect on our revenue. As a result of the difficult economy in 2009, our customers delayed the rollout of existing applications and deferred purchase decisions related to the implementation of our products in new applications. In 2009, we responded to the difficult economic conditions by focusing our sales efforts on markets that we believed to have the most near-term opportunity and by implementing cost containment initiatives, that included, but were not limited to, a hiring freeze. With the apparent abatement of the difficult economic conditions in the fourth quarter of 2009 in many of the countries in which we operate, we plan to begin hiring staff to support new product development and sales initiatives as well as hiring staff to mitigate risk and strengthen our position in existing markets. While these actions are expected to result in lower operating income as a percentage of revenue in 2010, we believe that the actions will allow us to strengthen our overall market position and result in higher revenue in future years.

Currency Fluctuations: In the first quarter of 2010 and 2009, approximately 91% and 95%, respectively, of our revenue was generated outside the United States. In addition, approximately 83% and 88%, respectively, of our operating expenses were incurred outside the United States. Excluding the benefit derived in the first quarter of 2009 from the reversal of accruals for performance-based equity incentive awards of $2,002, 75% of our operating expenses were incurred outside of the United States. Changes in currency exchange rates, especially from the Euro to U.S. Dollar, can have a significant impact on revenue and expenses.

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

The U.S. Dollar weakened by approximately 5% against the Euro and 35% against the Australian Dollar for the quarter ended March 31, 2010, as compared to the same period in 2009. We estimate that the weakening of the U.S. Dollar versus these two currencies in 2010 compared to 2009 resulted in an increase in revenue of approximately $824 for the quarter ended March 31, 2010, compared to the same period in 2009 and an increase in operating expenses of approximately $820 for the quarter ended March 31, 2010, compared to the same period in 2009.

The financial position and results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland and Singapore (in which the functional currency is the U.S. Dollar), are generally measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders’ equity. Revenue and expenses are translated at average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other non-operating income (expense). Foreign exchange transaction losses aggregating $148 in the first quarter of 2010 compare to losses of $521 in the first quarter of 2009.

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

	EMEA	United States	Asia Pacific	Other Countries	Total
Three months ended March 31:

Total Revenue:
2010	$16,208	$2,125	$1,285	$4,297	$23,915
2009	$16,510	$1,139	$2,853	$2,673	$23,175

Percent of Total:
2010	68%	9%	5%	18%	100%
2009	71%	5%	12%	12%	100%

Total revenue in the first quarter of 2010 increased $740, or 3%, over first quarter 2009. The increase was primarily attributable to the weakening of the U.S. Dollar as compared to the Euro, as previously noted. In the first quarter of 2010, we saw an increase in activity in the United States and Other Countries, but a continuation of the slow pace of new orders in the banking/finance (“Banking”) market in EMEA and Asia Pacific. Based on an increase in the number of requests for proposals (RFP’s) in which we are participating, we believe that the revenues in EMEA and Asia Pacific regions from the Banking market will increase in later periods as those RFP’s result in volume purchase agreements.

Revenue generated in EMEA during the first quarter 2010 was $302, or 2%, lower than the first quarter of 2009. The decrease was primarily attributable to factors noted above related to the quarter as a whole and reflected decreased revenue in the Banking market partially offset by an increase in the enterprise and application security (“Enterprise and Application Security”) markets.

Revenue generated in the United States during the first quarter was $986, or 87%, higher than the first quarter of 2009. Revenue in the United States increased in both the Banking and Enterprise and Application Security markets. The U.S. market continues to defer the adoption of two factor authentication for retail internet banking applications, but we believe that we are well positioned to meet the needs of the U.S. market when banks decide to deploy strong user authentication to their retail banking customers. The results in the U.S. also reflect strong competition from our competitors, especially in the Enterprise and Application Security market.

Revenue generated in the Asia Pacific region during the first quarter was $1,568, or 55%, lower than the first quarter of 2009. The decrease was attributable to decreases in both the Banking and Enterprise and Application Security markets.

Revenue generated from Other Countries during the first quarter was $1,624, or 61%, higher than the first quarter of 2009. The increased revenue from Other Countries was primarily due to increases in the Banking markets in Central and South America. VASCO continues to invest in new markets by hiring new sales and support staff to help penetrate the developing markets for strong user authentication.

Given the relatively small size of the revenue in regions other than EMEA, our results may vary substantially quarter-to-quarter and year-to-year on both an absolute and on a percentage basis, depending on, among other things, items such as the timing of the receipt and delivery of a large new order or the completion of a large rollout. We believe that the variability in results will lessen as we develop a larger base of Banking customers and further develop our distribution channel for the Enterprise and Application Security market.

Revenue by Target Market: Revenue is generated currently from two primary markets, Banking and Enterprise and Application Security, through the use of both direct and indirect sales channels. The Enterprise and Application Security market includes corporations, business-to-business, business-to-consumer, e-commerce, e-government and various other vertical application markets that are not related to banking or finance. The breakdown of revenue between the two primary markets was as follows:

	Banking	Enterprise & Application Security	Total
Three months ended March 31:

Total Revenue:
2010	$17,671	$6,244	$23,915
2009	$17,289	$5,886	$23,175

Percent of Total:
2010	74%	26%	100%
2009	75%	25%	100%

Revenue in the first quarter of 2010 from the Banking market increased $382, or 2%, over the first quarter of 2009 and revenue from the Enterprise and Application Security market increased $358, or 6%, in the same period. The increase in revenue in both the Banking and the Enterprise and Application security markets reflects the benefit of a weaker U.S. Dollar and higher non-product revenues partially offset by a decrease in the number of units shipped.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
Net revenues	100.0%	100.0%

Cost of goods sold	30.2%	27.9%

Gross profit	69.8%	72.1%

Operating costs:
Sales and marketing	33.2%	30.5%
Research and development	13.7%	10.5%
General and administrative	19.4%	10.2%
Amortization of purchased intangible assets	0.5%	0.5%

Total operating costs	66.8%	51.7%

Operating income	3.0%	20.4%

Interest income	0.3%	0.6%
Other income (expense)	0.3%	-1.1%

Income before income taxes	3.6%	19.9%
Provision for income taxes	1.2%	5.0%

Net income	2.4%	14.9%

Gross Profit

Consolidated gross profit for the quarter ended March 31, 2010 was $16,688, a decrease of $10, or less than 1%, from the quarter ended March 31, 2009. Gross profit as a percentage of revenue (gross profit margin) was 70% for the quarter ended March 31, 2010, as compared to 72% for the quarter ended March 31, 2009. The decrease in gross profit as a percentage of revenue for the first quarter of 2010 compared to 2009 is primarily related to higher non-product costs and an increase in lower margin card readers sold as a percentage of total revenue partially offset by:

•	an increase in higher margin non-hardware related revenues,
•	an increase in the percentage of our revenue that came from the higher margin Enterprise and Application Security market and
•	the benefit from the impact of currency.

Our non-hardware revenues were approximately 24% of total revenue in the first quarter of 2010 compared with 20% in the first quarter of 2009. As mentioned earlier, revenue from our Enterprise and Application Security market, which generally has margins that are 20 to 30 percentage points higher than the Banking market, was 26% of our total revenue in Q1 2010 compared to 25% in Q1 2009.

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

During the first quarter of 2010, in anticipation of strong growth in our markets in the later part of 2010 and into 2011, we did began an aggressive hiring program that is expected to increase our staff by 60 persons, or approximately 20% for the full year. As a result of the cost containment actions we initiated at the end of 2008 and into the first quarter of 2009, however, the average total headcount in the first quarter of 2010 was 8 persons or 3% lower than in the first quarter of 2009.

In addition to headcount, the comparison of operating expenses in the first quarter of 2010 to the first quarter of 2009 was impacted significantly by our non-cash compensation expenses. Non-cash compensation expenses generally relate to stock-based, long-term performance incentives. In the first quarter of 2009, we reversed approximately $2,002 of accruals that had been established in prior years for long-term, incentive-based compensation plans where it was no longer likely that the performance targets will be met. Including the adjustment, we reported a net benefit (reversal of accruals in prior periods partially offset by the current period expense) of $1,695 related to equity incentive plans in the first quarter of 2009. In the first quarter of 2010, we recorded $533 of expense related to awards under our equity incentive plans.

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended March 31, 2010 were $7,929, an increase of $870, or 12%, from the first quarter of 2009. This increase in sales and marketing expenses was primarily related to:

•

an increase in long-term, performance-based, incentive awards in the first quarter of 2010 compared to the first quarter of 2009 primarily resulting from the aforementioned reversal of long-term incentive award accruals in the first quarter of 2009, and

•	the impact of a weaker U.S. Dollar compared to the Euro.

Research and Development Expenses

Consolidated research and development expenses for the quarter ended March 31, 2010, were $3,272, an increase of $828, or 34%, from the first quarter of 2009. This increase in research and development expenses was primarily to the same factors noted for the increase in sales and marketing expenses noted above.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended March 31, 2009, were $4,648, an increase of $2,282, or 96%, from the first quarter of 2009. In addition to the long-term incentive compensation and currency rate factors noted above, the increase in general and administrative expenses was primarily due to an increase in our provision for uncollectible accounts receivable of approximately $680. In the first quarter of 2010, we recorded approximately $340 of incremental reserves for bad debts, which compares to a net recovery of previously reserved amounts of approximately $340 in the first quarter of 2009.

Amortization of Intangible Assets

Amortization of intangible assets for the first quarter of 2010 increased $8 over the comparable periods in 2009. The increase in amortization expense reflects the impact of the changes in currency rates.

Interest Income

Consolidated net interest income was $71 in the first quarter of 2010 as compared to income of $143 in the first quarter of 2009. The decline in interest income reflects the lower interest rates paid on invested cash balances partially offset by higher average cash balances. Our average cash balance in the first quarter of 2010 of $71,861 was $14,339, or 25%, higher than in the first quarter of 2009.

Other Income (Expense), Net

Other income (expense) primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our export business in those countries and other miscellaneous non-operational, non-recurring expenses. Other income for the first quarter of 2010 was $60 and compares to other expense of $248 for the first quarter of 2009. The increase in other income (expense) primarily reflects lower exchange losses ($148 in the first quarter of 2010 compared to $521 in the first quarter of 2009) and a decrease in $65 in other income mostly related to government subsidies.

Income Taxes

Income tax expense for the first quarter of 2010 was $282, a decrease of $872 from the first quarter of 2009. The decrease in tax expense is attributable to a decline in pretax income partially offset by a higher effective tax rate. The effective tax rate was 33% for the first quarter of 2010 and compares to 25% for the first quarter of 2009. The effective tax rate for both periods reflects our estimate of our full-year tax rate at the end of each respective period. The increase in the tax rate is primarily attributable to a reduction in pretax profits in tax jurisdictions that either have a lower statutory tax rate or have tax loss carryforwards that have been reserved. We believe that our effective tax rate may vary significantly quarter to quarter as actual earnings or losses are realized in countries with lower tax rates or with loss carryforwards that have been reserved.

At December 31, 2009, we had U.S. net operating loss (NOL) carryforwards of $23,204. Of this amount, $16,643 is available to offset future taxable income. The remainder represents tax deductions for employee stock option gains which would be credited to paid-in capital. The U.S. loss carryforwards expire in varying amounts beginning in 2018 and continuing through 2029. In addition, if certain substantial changes in the company’s ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized. At December 31, 2009, we also had foreign NOL carryforwards of $5,391. The foreign NOL carryforwards have no expiration dates. A valuation reserve has been provided for the U.S. and certain foreign operating loss carryforwards to offset the future benefits because we have not determined that their realization is more likely than not.

Liquidity and Capital Resources

Our net cash balance was $76,120 at March 31, 2010, an increase of $8,519, or 13%, from $67,601 at December 31, 2009. The increase in cash from December 31, 2009 primarily reflects the collection of trade receivables partially offset by the strengthening of the U.S. dollar.

At March 31, 2010, we had working capital of $86,319, a $1,313 decrease, or 1%, from $87,632 reported at December 31, 2009. The decrease in working capital was primarily related to the impact of the strengthening of the U.S. dollar.

Days sales outstanding (DSO) in net accounts receivable decreased to 83 days at March 31, 2010, from 88 days at December 31, 2009 The decrease in DSO primarily reflects the timing of when sales were made in the quarter.

EBITDA from continuing operations for the three months ended March 31, 2010 and 2009 was $1,516 and $5,302, a decrease of $3,786, or 71%, from the same period of the prior year. A reconciliation of EBITDA to net income for the three months ended March 31, 2010, and 2009 follows:

	Three months ended March 31,
	2010	2009
EBITDA	$1,516	$5,302

Interest income, net	71	143
Provision for income taxes	(282)	(1,154)
Depreciation and amortization	(732)	(828)

Net income	$573	$3,463

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

We maintain a line of credit with Fortis Bank, SA/NV, Brussels, Zurich Branch. Under terms of the agreement, we can borrow an amount equal to 80% of our Belgium subsidiary’s defined accounts receivable up to a maximum of 5,000 Euros. Borrowing under the line of credit may be denominated in Euros, U.S. Dollars or Swiss Francs. If the borrowings are denominated in Euros, we are obligated to pay interest at the monthly average of the EONIA (Euro Over Night Index Average) plus 2.5% per year. If the borrowings are denominated in U.S. Dollars, we are obligated to pay interest at the U.S. Dollar Fed Fund Rate plus 2.5% per year. If the borrowings are denominated in Swiss Francs, we are obligated to pay interest at the Swiss National Bank Repo rate plus 2.5% per year. Either party can terminate the credit line with 14 days notice without penalty. If terminated, all borrowings under the line then outstanding would be due and payable. Fortis can also terminate the credit line immediately if VASCO fails to observe the specific terms of the credit line, becomes insolvent, ceases operation or experiences a change in control. We had no borrowings under the credit line at March 31, 2010.

While we believe that our financial resources and current borrowing arrangements are adequate to meet our operating needs over the next 12 months, we anticipate that the difficult current economic conditions that exist on a worldwide basis today may require us to modify our business plans. In the current economic environment there is an increased risk that customers may delay their orders until the economic conditions stabilize or improve. If a significant number of orders are delayed for an indefinite period of time, our revenue and cash receipts may not be sufficient to meet the operating needs of the business. If this is the case, we may need to borrow against our credit line, significantly reduce our workforce, sell certain of our assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenue and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions. For additional information related to risks, refer to Certain Factors noted in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Recently Issued Accounting Pronouncements

Software

In October 2009, the FASB issued ASU 2009-14, Software, Certain Revenue Arrangements that Include Software Elements. ASU 2009-14 provides guidance to enable companies to determine if the products they sell should be accounted for as software under ASC 985-605. Arrangements that are no longer defined as software will be accounted for under ASC 605-25, for separating consideration in multiple-deliverable arrangements. Under ASU 2009-14, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality will no longer fall within the scope of ASC 985-605. ASU 2009-14, however, also indicates that the non-software elements of the tangible product must substantively contribute to the tangible product’s essential functionality and should not simply provide a mechanism to deliver the software to the customer. Companies that are affected by ASU 2009-14 are required to provide disclosures that are included within the amendments in ASU 2009-13, a discussion of which follows in this Form 10-Q.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition, Multiple-Deliverable Revenue Arrangements. ASU 2009-13 amends the criteria in ASC 605-25 for separating consideration in multiple-deliverable arrangements and is expected to provide companies with the ability to separate deliverables in more circumstances than is allowed under current U.S. GAAP. In addition, the amendments in ASU 2009-13 establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence or third-party evidence is available. Under this update, the term fair value will be replaced with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant.

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

Both ASU 2009-13 and ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted and VASCO intends to adopt both Updates effective January 1, 2011. As a result of adoption of the Updates, we expect that:

1.	The sales of some of our products will be defined as software sales and we will continue to account for those transactions using ASC 985-605. Sales of some of our other products, however, will no longer qualify as sales of software and will be accounted for under ASC 605-25.

2.	For items continuing to be classified as software, we do not expect that the allocation of consideration will be significantly different than is currently the case as we have vendor-specific objective evidence for the most common types of undelivered items, such as maintenance and support. Further, we will continue to use the Residual Method to determine the value of delivered items with any discounts provided under these arrangements being fully allocated to the delivered items.

3.	For sales of product that no longer qualify as software sales, we will allocate the arrangement consideration among each of the accounting units based on relative selling price of each of the units with any discount on the transaction being split proportionately between delivered and undelivered accounting units. We do not expect that the values determined from the allocation of purchase price among delivered and undelivered elements will be significantly different than those derived under our current accounting practices because, as noted above, we have vendor-specific objective evidence for the most common types of undelivered items and generally do not provide discounts that would significantly impact the value determined using VSOE.

4.	As a result, we do not presently expect that the impact of adopting ASU 2009-13 and ASU 2009-14 will have a material impact on the amount, pattern or timing of revenue recognized.

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

There have been no material changes in our market risk during the three months ended March 31, 2010. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 4.	Disclosure Controls and Procedures

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2010.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2010

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2010.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2010.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown
Clifford K. Bown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2010.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2010.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2010.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2010.