Form 10-Q
period 2010-06-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2010-08-06
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-24389

VASCO Data Security International, Inc.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-4169320
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

There were 37,639,635 shares of Common Stock, $.001 par value per share, outstanding at July 31, 2010.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended June 30, 2010

This report may contain trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, DIGIPASS, VACMAN, aXsGUARD and IDENTIKEY.

VASCO Data Security International, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$75,993	$67,601
Accounts receivable, net of allowance for doubtful accounts	19,184	30,400
Inventories	8,261	9,015
Prepaid expenses	1,288	1,588
Foreign sales tax receivable	792	1,086
Deferred income taxes	442	563
Other current assets	280	632

Total current assets	106,240	110,885

Property and equipment:
Furniture and fixtures	3,944	4,368
Office equipment	6,871	6,928

	10,815	11,296
Accumulated depreciation	(6,155)	(6,107)

Property and equipment, net	4,660	5,189

Goodwill, net of accumulated amortization	11,765	13,813
Intangible assets, net of accumulated amortization	1,547	1,797
Other assets, net of accumulated amortization	1,032	1,040

Total assets	$125,244	$132,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,744	$4,505
Deferred revenue	6,879	7,188
Accrued wages and payroll taxes	4,324	5,178
Income taxes payable	2,583	3,097
Other accrued expenses	4,666	3,285

Total current liabilities	22,196	23,253

Deferred compensation	892	490
Deferred revenue	93	277
Deferred income taxes	245	328

Total liabilities	23,426	24,348

Stockholders’ equity
Common stock: $.001 par value per share, 75,000 shares authorized; 37,640 and 37,487 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	37	37
Preferred stock: 500 shares authorized, none issued and outstanding at June 30, 2010 or December 31, 2009	-	-
Additional paid-in capital	68,128	67,371
Retained earnings	38,687	36,718
Accumulated other comprehensive income/(loss)	(5,034)	4,250

Total stockholders’ equity	101,818	108,376

Total liabilities and stockholders’ equity	$125,244	$132,724

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net revenue	$24,742	$24,458	$48,656	$47,633

Cost of goods sold	7,306	7,746	14,532	14,224

Gross profit	17,436	16,712	34,124	33,409

Operating costs:
Sales and marketing	7,727	8,033	15,656	15,092
Research and development	3,327	3,017	6,598	5,461
General and administrative	4,698	4,200	9,347	6,565
Amortization of purchased intangible assets	108	110	223	217

Total operating costs	15,860	15,360	31,824	27,335

Operating income	1,576	1,352	2,300	6,074

Interest income, net	63	165	134	308
Other income (expense), net	142	1,206	202	958

Income before income taxes	1,781	2,723	2,636	7,340
Provision for income taxes	385	681	667	1,835

Net income	$1,396	$2,042	$1,969	$5,505

Net income per share:
Basic	$0.04	$0.05	$0.05	$0.15

Diluted	$0.04	$0.05	$0.05	$0.14

Weighted average common shares outstanding:
Basic	37,404	37,322	37,400	37,315

Diluted	38,201	38,091	38,242	38,056

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income	$1,396	$2,042	$1,969	$5,505

Other comprehensive income/(loss) -
Cumulative translation adjustment	(5,759)	3,310	(9,284)	(145)

Comprehensive income/(loss)	$(4,363)	$5,352	$(7,315)	$5,360

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$1,969	$5,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,262	1,505
Deferred tax expense (benefit)	302	(116)
Non-cash compensation	1,160	(1,268)
Changes in assets and liabilities:
Accounts receivable, net	8,368	7,584
Inventories	753	1,089
Foreign sales tax receivable	290	6,251
Other current assets	297	460
Accounts payable	(535)	(6,328)
Income taxes payable	(201)	(430)
Accrued expenses	1,124	(1,097)
Current deferred compensation	-	(1,434)
Deferred revenue	(367)	(750)

Net cash provided by operations	14,422	10,971

Cash flows from investing activities:
Additions to property and equipment	(587)	(962)
Other assets	2	(93)

Net cash used in investing activities	(585)	(1,055)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	-	119

Net cash provided by financing activities	-	119

Effect of exchange rates on cash	(5,445)	(160)

Net increase (decrease) in cash	8,392	9,875
Cash and cash equivalents, beginning of year	67,601	57,714

Cash and cash equivalents, end of period	$75,993	$67,589

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

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

VASCO Data Security International, Inc. and its wholly owned subsidiaries design, develop, market and support security products and services which manage and protect against unauthorized access to computer systems of corporate and government customers. VASCO has operations in Austria, Australia, Bahrain, Belgium, Brazil, China, France, India, Japan, the Netherlands, Singapore, the United Kingdom (U.K.), the United States (U.S.) and Switzerland.

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

Foreign Currency Translation and Transactions

The financial position and results of the operations of the majority of the company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income. Revenue and expenses are translated at average exchange rates prevailing during the year. Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other income (expense).

The financial position and results of operations of our operations in Singapore and Switzerland are measured in U.S. Dollars. For these subsidiaries, gains and losses that result from foreign currency transactions are included in the condensed consolidated statements of operations in other income (expense).

For the three and six months ended June 30, 2010, losses resulting from foreign currency transactions were $118 and $267, respectively, compared to a gain of $856 and $335, for the same periods in 2009.

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

Maintenance and Support Agreements: Maintenance and support agreements generally call for us to provide software updates and technical support, respectively, to customers. Revenue on maintenance and technical support is deferred and recognized ratably over the term of the applicable maintenance and support agreements.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are high-quality short term money market instruments, with original maturities of three months or less. Cash and cash equivalents are held by a number of U.S. and non-U.S. commercial banks and money market investment funds. Cash and cash equivalents at June 30, 2010 include $71,354 in money market investment funds or demand bank deposits for which fair value is equal to cost. These investments are valued using level one inputs, as defined in ASC 820, Fair Value Measurements and Disclosures. Cash and cash equivalents also include $4,639 in bank certificates of deposit for which fair value was $4,644 at June 30, 2010. Bank certificates of deposit are valued using level two inputs, as defined by ASC 820.

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

Fair Value of Financial Instruments

At June 30, 2010 and December 31, 2009, our financial instruments were cash equivalents, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies. The fair values of the financial instruments were not materially different from their carrying amounts at June 30, 2010 and December 31, 2009.

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

We assess the impairment of goodwill and intangible assets with indefinite lives each year-end or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Once identified, the amount of the impairment is computed by comparing carrying value of the assets to fair value. Fair value for goodwill is determined using our stock price which is a level 1 valuation, as defined in ASC 820-10. Fair value for trademarks is based on discounted estimated future cash flows, which a level 3 valuation. We have not recognized any impairment for the six months ended June 30, 2010 as the fair value of our reporting unit substantially exceeds our carrying amount.

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

	June 30, 2010	December 31, 2009
Accounts receivable	$20,659	$31,601
Allowance for doubtful accounts	(1,475)	(1,201)

Accounts receivable, net	$19,184	$30,400

Note 3 – Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the FIFO method.

Inventories are comprised of the following:

	June 30, 2010	December 31, 2009
Component parts	$4,152	$5,810
Work-in-process and finished goods	4,109	3,205

Total	$8,261	$9,015

Note 4 – Goodwill and Other Intangibles

Intangible asset activity for the six months ended June 30, 2010, and the composition of the June 30, 2010 balance is detailed in the following table. Certain goodwill and intangibles are denominated in local currencies and are subject to currency fluctuations.

	Capitalized Technology	Patents & Trademarks	Total Intangible Assets	Goodwill
Net balance at December 31, 2009	$1,034	$763	$1,797	$13,813
Additions	-	107	107	-
Net translation loss	(134)	-	(134)	(2,048)
Amortization expense	(209)	(14)	(223)	-

Net balance at June 30, 2010	$691	$856	$1,547	$11,765

Note 5 – Other Assets – Long Term

Other assets is primarily comprised of cash deposits.

Changes in deferred tax assets is charged to income tax expense. The following table summarizes other long-term assets for the six months ended June, 2010:

	Deferred tax assets	Other assets	Total other assets
Net balance at December 31, 2009	$670	$370	$1,040
Additions/(reductions)	32	(40)	(8)

Net balance at June 30, 2010	$702	$330	$1,032

Note 6 – Income Taxes

Our expected annual tax rate on 2010 earnings is 35%. The rate is equal to the U.S. statutory rate as reductions in the annual effective tax rate related to income earned in jurisdictions taxed at lower rates were offset by losses in jurisdictions where the benefit of such losses are fully reserved because we have not determined that their realization is more likely than not. As of June 30, 2009, the expected annual tax rate for 2009 was 25%. The expected annual tax rate in the first six months of 2009 benefited from income in foreign jurisdictions taxed at lower rates.

The effective tax rate for the second quarter and six months ended June 30, 2010 was 22% and 25%, respectively, which was lower than the expected annual rate due to $256 of discrete items related to the true-up of our provisions to prior year tax returns as filed and other tax adjustments.

At December 31, 2009, we had U.S. NOL carryforwards of $23,204. Of this amount, $16,643 is available to offset future taxable income. The remainder represents tax deductions for employee stock option gains which would be credited to paid-in capital. The U.S. NOL carryforwards expire in varying amounts beginning in 2018 and continuing through 2029. In addition, if certain substantial changes in the company’s ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. NOL carryforwards that could be utilized. At December 31, 2009, we also had foreign NOL carryforwards of $5,391. The foreign NOL carryforwards have no expiration dates. A valuation reserve has been provided for the U.S. and certain foreign operating loss carryforwards to offset the future benefits because we have not determined that their realization is more likely than not.

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

The activity in our warranty liability was as follows:

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Balance, beginning of the period	$150	$507	$150	$475
Provision for claims	78	8	138	84
Product or cash issued to settle claims	(78)	(31)	(138)	(75)

Balance, end of period	$150	$484	$150	$484

Note 8 – Long Term Compensation Plan and Stock Based Compensation

In the first quarter of 2010, we awarded 294 shares of restricted stock under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan (the “2009 Equity Incentive Plan”), consisting of 139 issued shares and 155 unissued shares subject to future performance criteria. The market value of the restricted shares was $1,867 at the date of grant and will be amortized over the respective vesting periods of one to four years.

In the second quarter of 2010, we awarded 38 shares of restricted stock under the 2009 Equity Incentive Plan to key employees, other than named executive officers, consisting of 13 issued shares and 25 unissued shares subject to future performance criteria. The market value of the restricted shares was $313 at the date of grant and will be amortized over the respective vesting periods of three or four years.

In June 2010, we granted long-term incentive awards to key employees, other than named executive officers, under the 2009 Equity Incentive Plan. The long-term incentive awards may be earned if VASCO achieves certain performance targets over the 2010-2012 three year period. The award amounts are designated as a specific dollar amount but, at the option of the company, may be paid in either VASCO common stock or cash. The June 2010 awards totaled $2,020 and will be amortized through December 2012.

In the first quarter 2009, we reversed $1,352 of long-term incentive award compensation expense and $650 of performance-based restricted stock award compensation expense accrued at December 31, 2008, related to awards granted in 2007 and 2008 under the Vasco Data Security International, Inc. 1997 Stock Compensation Plan, as amended and restated, which are not likely to be achieved.

The following table details the stock-based compensation expense (income) incurred in the three and six month periods ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Stock options	$-	$-	$-	$11
Restricted stock	382	299	757	(56)
Long-term compensation plan	244	128	403	(1,223)

Total Non-Cash Compensation	$626	$427	$1,160	$(1,268)

Note 9 – Common Stock and Earnings per Share

Pursuant to awards made under the 2009 Equity Incentive Plan described above, we issued 139 shares of restricted common shares during the three months ended March 31, 2010 and an additional 13 shares during the three months ended June 30, 2010.

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three and six month periods ended June 30, 2010 and 2009 follow:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income	$1,396	$2,042	$1,969	$5,505

Weighted average common shares outstanding
Basic	37,404	37,322	37,400	37,315
Incremental shares with dilutive effect:
Stock options	755	769	788	741
Restricted stock awards	42	-	54	-
Warrants	-	-	-	-

Diluted	38,201	38,091	38,242	38,056

Net income per share
Basic	$0.04	$0.05	$0.05	$0.15
Diluted	$0.04	$0.05	$0.05	$0.14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except headcount, ratios, time periods and percents)

Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “VASCO,” “company,” “we,” “our,” and “us” refer to VASCO Data Security International, Inc. and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 concerning, among other things, the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and the anticipated future growth in certain markets in which we currently market and sell our products or anticipate selling and marketing our products in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect”, “believe”, “will”, “anticipate”, “emerging”, “intend”, “plan”, “could”, “may”, “estimate”, “should”, “objective”, “goal”, “possible”, “potential” and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors have been described in greater detail in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission and include, but are not limited to, (a) risks of general market conditions, including currency fluctuations and the unprecedented uncertainties resulting from the current turmoil in world economic and financial markets, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, and changing government regulations, and (c) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements.

General

The following discussion is based upon our consolidated results of operations for the three and six months ended June 30, 2010 and 2009 (percentages in the discussion may be rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-Q and our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Comparison of Results for the Three Months and Six Months Ended June 30, 2010 and 2009

Industry Growth: We do not believe that there are any accurate measurements of the total industry’s size or the industry’s growth rate. Also, given the current economic conditions, we expect that the industry will grow slowly in 2010, but may, in fact, decline if the economic conditions do not improve. We do believe, however, that over the longer term, the industry will grow at a significant rate. We expect that growth will be driven by new government regulations, growing awareness of the impact of identity theft, and the growth in commerce that is transacted electronically. The issues driving the growth are global issues and the rate of adoption in each country is a function of that country’s culture, the competitive position of businesses operating in those countries, the country’s overall economic conditions and the degree to which businesses and consumers within the country use technology.

Economic Conditions: Our revenue may vary significantly with changes in the economic conditions in the countries in which we sell products. With our current concentration of revenue in Europe and specifically in the banking/finance vertical market, significant changes in the economic outlook for the European banking market may have a significant effect on our revenue. As a result of the difficult economy in 2009 and the first half of 2010, our customers delayed the rollout of existing applications and deferred purchase decisions related to the implementation of our products in new applications. In 2009, we responded to the difficult economic conditions by focusing our sales efforts on markets that we believed to have the most near-term opportunity and by implementing cost containment initiatives, which included, but were not limited to, a hiring freeze. With the apparent abatement of the difficult economic conditions in the fourth quarter of 2009 in many of the countries in which we operate, we began to hire staff to support new product development and sales initiatives as well as hiring staff to mitigate risk and strengthen our position in existing markets. Although growth in the banking market in Europe through the first half of 2010 has been slower than anticipated, we continue to participate in a larger number of customer requests for proposals that we believe we are well positioned to win and therefore, we have continued to invest in new staff. While these actions are expected to result in lower operating income as a percentage of revenue in 2010, we believe that they will allow us to strengthen our overall market position and result in higher revenue in future years.

Currency Fluctuations: In the second quarter of 2010 and 2009, approximately 89% and 94%, respectively, of our revenue was generated outside the United States. For the six months ended June 30, 2010 and 2009, approximately 90% and 95%, respectively, of our revenue was generated outside of the United States.

In addition, in the second quarter of 2010 and 2009, approximately 80% and 82%, respectively, of our operating expenses were incurred outside the United States. For the six months ended June 30, 2010 and 2009, approximately 81% and 88%, of our operating expenses were incurred outside of the United States. Excluding the benefit derived in the first quarter of 2009 from the reversal of accruals for performance-based equity incentive awards of $2,002, approximately 82% of our operating expenses were incurred outside of the United States for the six months ended June 30, 2009.

In general, to minimize the net impact of currency fluctuations, we attempt to denominate our billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency. We expect that changes in currency rates may also impact our future results if we are unable to match amounts of revenue with our operating expenses in the same currency. In periods in which the U.S. Dollar is weakening, we expect that our operating earnings will increase as a result of the change in currency exchange rates. Conversely, in periods in which the U.S. Dollar is strengthening, we expect that our operating earnings will decrease as a result of the change in currency exchange rates. Changes in currency exchange rates, especially the Euro to U.S. Dollar rate, can have a significant impact on our revenue and expenses.

The U.S. Dollar strengthened by approximately 4% against the Euro for the quarter ended June 30, 2010 and weakened approximately 1% against the Euro for the six months ended June 30, 2010 as compared to the same periods in 2009. The U.S. Dollar weakened 19% and 23% against the Australian Dollar for the quarter and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. We estimate that the changes in the exchange rate of the U.S. Dollar to these two currencies in 2010 compared to 2009 resulted in a decrease in revenue and operating expenses of approximately $365 and $332, respectively, for the quarter ended June 30, 2010 and an increase in revenue and operating expenses of approximately $459 and $488, respectively for the six months ended June 30, 2010 compared to the same periods in 2009.

The financial position and results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland and Singapore (in which the functional currency is the U.S. Dollar), are generally measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders’ equity. Revenue and expenses are translated at average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other non-operating income (expense). Foreign exchange transaction losses aggregating $118 and $267 in the second quarter and first six months of 2010, respectively, compared to gains aggregating $856 and $335 in the second quarter and first six months of 2009.

Revenue

Revenue by Geographic Regions: We classify our sales by customers’ location in four geographic regions: 1) EMEA, which includes Europe, the Middle East and Africa; 2) the United States, which for our purposes includes sales in Canada; 3) Asia Pacific; and 4) Other Countries, including Australia, Latin America and Central Asia. The breakdown of revenue for the three and six months ended June 30, 2010 and 2009 in each of our major geographic regions was as follows:

	EMEA	United States	Asia Pacific	Other Countries	Total
Three months ended June 30:
Total Revenue:
2010	$16,319	$2,657	$2,452	$3,314	$24,742
2009	$17,085	$1,429	$2,245	$3,699	24,458

Percent of Total:
2010	66%	11%	10%	13%	100%
2009	70%	6%	9%	15%	100%

Six months ended June 30:
Total Revenue:
2010	$32,528	$4,782	$3,736	$7,610	$48,656
2009	$33,596	$2,567	$5,097	$6,373	47,633

Percent of Total:
2010	67%	10%	8%	15%	100%
2009	71%	5%	11%	13%	100%

Total revenue in the second quarter of 2010 increased $284, or 1%, from the second quarter of 2009. Including the impact of changes in currency exchange rates, the increase was primarily attributable to a 6% increase in revenues from the enterprise and application security market partially offset by a 1% decline in revenues from the banking market. As noted above, for the quarter ended June 30, 2010, we estimate that the strengthening of the U.S. Dollar as compared to the Euro resulted in a decrease in revenue of $365.

Revenue generated in EMEA during the second quarter 2010 was $766, or 4%, lower than the second quarter of 2009. The decline in revenues reflected a decrease in revenues from the enterprise and application security market partially offset by a small increase in revenues from the banking market. The decline in revenues from the enterprise and application security market reflected the fact that revenues in the second quarter of 2009 included several large transactions that did not represent recurring revenue.

Revenue generated in the United States during the second quarter of 2010 was $1,228, or 86%, higher than the second quarter of 2009. The increase in revenues reflected an increase in products sold to both the banking and enterprise and application security markets.

Revenue generated in the Asia Pacific region during the second quarter of 2010 was $207, or 9%, higher than the second quarter of 2009. The increase in revenues reflected growth in both the banking and the enterprise and application security markets.

Revenue generated from other countries during the second quarter of 2010 was $385, or 10%, lower than the second quarter of 2009. The decrease in other countries was primarily due to declines in South American markets. We expect that revenues from other countries will be more volatile than from our other markets given their earlier stage of development. We plan to continue to invest in new markets based on our estimates of the market’s demand for strong user authentication.

Total revenue for the six months ended June 30, 2010 increased $1,023, or 2%, from the first six months of 2009. Including the impact of changes in currency exchange rates, the increase was primarily attributable to a 6% increase in revenues from the enterprise and application security market and a 1% increase in revenues from the banking market. As noted above, for the six months ended June 30, 2010, we estimate that the weakening of the U.S. Dollar as compared to the Euro resulted in an increase in revenue of $459.

Revenue for the six months ended June 30, 2010 generated in EMEA was $1,068, or 3%, lower than the same period in 2009. Revenue from the banking market for the first six months of 2010 was approximately 5% lower than in the same period of 2009 while revenues from the enterprise and application security market were generally flat.

Revenue generated in the United States for the six months ended June 30, 2010 was $2,215, or 86%, higher than the same period of 2009. Revenues from the U.S. for the first six months of 2010 reflected solid growth in both the banking and enterprise and application security markets.

Revenue from Asia Pacific for the six months ended June 30, 2010 was $1,361, or 27%, lower than the same period of 2009. Revenue from the banking market for the first six months of 2010 was approximately 13% lower than in the same period of 2009 while revenues from the enterprise and application security market were 53% lower than in the same period of 2009. The decline in revenues from the enterprise and application security market reflected the fact that revenues for the first six months of 2009 included several large transactions that did not represent recurring revenue.

Revenue generated from other countries for the six months ended June 30, 2010 was $1,237, or 19%, higher than the same period in 2009, reflecting growth in revenue from both the banking and enterprise and application security markets.

Revenue by Target Market: Revenue is generated currently from two primary markets, banking/finance (banking) and enterprise and application security, through the use of both direct and indirect sales channels. The enterprise and application security market includes products used by employees of corporations to secure their internal networks (i.e., enterprise security market) and business-to-business, business-to-consumer, e-commerce, e-government, e-gaming and other vertical applications (i.e., the application security market) that are not related to banking or finance. Management currently views the enterprise and application security market as one market because the same products are sold through the same channels to both customer groups. Sales to the enterprise security and application market are generally for smaller quantities and higher prices than sales made to the banking market. The breakdown of revenue between the two primary markets was as follows:

	Banking	Enterprise & Application	Total
Three months ended June 30:
Total Revenue:
2010	$16,561	$8,181	$24,742
2009	$16,724	$7,734	24,458

Percent of Total:
2010	67%	33%	100%
2009	68%	32%	100%

Six months ended June 30:
Total Revenue:
2010	$34,231	$14,425	$48,656
2009	$34,013	$13,620	47,633
Percent of Total:
2010	70%	30%	100%
2009	71%	29%	100%

Revenue in the second quarter of 2010 from the banking market decreased $163, or 1%, from the second quarter of 2009 and revenue from the enterprise and application security market increased $447, or 6%, in the same period.

The decline in the banking market in the second quarter of 2010 compared to the second quarter of 2009 primarily reflects the strengthening of the U.S. Dollar as compared to the Euro, as previously noted. Revenue from the banking market has been below management’s expectations in the EMEA and Asia Pacific markets for the second quarter and first six months of 2010 due to delays in banks placing orders for new projects. While a large number of banks in those markets have issued requests for proposals, the banks are progressing more slowly than expected in awarding contracts. We believe that we are well positioned to compete for the new business and expect that revenue growth from the banking business will be more robust in 2011.

The increase in the enterprise and application security market was primarily attributable to an increase in non-hardware revenue. Non-hardware revenue from the enterprise and application security market increased approximately 18% in the second quarter of 2010 over the same period in 2009.

Revenue for the first six months of 2010 from the banking market increased $218, or 1%, compared to the first six months of 2009 and revenue from the enterprise and application security market increased $805 or 6% in the same period. The increase in banking revenue for the first six months of 2010 was primarily attributable to the change in currency exchange rates. The increase in enterprise and application security revenue for the first six months of 2010 was primarily attributable to an increase in non-hardware revenue and the change in currency exchange rates.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue for the three months and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net revenues	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	29.5%	31.7%	29.9%	29.9%

Gross profit	70.5%	68.3%	70.1%	70.1%

Operating costs:
Sales and marketing	31.2%	32.8%	32.2%	31.7%
Research and development	13.5%	12.3%	13.6%	11.4%
General and administrative	19.0%	17.2%	19.2%	13.8%
Amortization of purchased intangible assets	0.4%	0.5%	0.4%	0.4%

Total operating costs	64.1%	62.8%	65.4%	57.3%

Operating income	6.4%	5.5%	4.7%	12.8%

Interest income	0.2%	0.7%	0.3%	0.6%
Other income (expense)	0.6%	4.9%	0.4%	2.0%

Income before income taxes	7.2%	11.1%	5.4%	15.4%
Provision for income taxes	1.6%	2.8%	1.4%	3.8%

Net income	5.6%	8.3%	4.0%	11.6%

Gross Profit

Consolidated gross profit for the quarter ended June 30, 2010 was $17,436, an increase of $724, or 4%, from the quarter ended June 30, 2009. Gross profit as a percentage of revenue (gross profit margin) was 70.5% for the quarter ended June 30, 2010, as compared to 68.3% for the quarter ended June 30, 2009. The increase in gross profit as a percentage of revenue for the second quarter of 2010 compared to 2009 primarily reflects:

•	an increase in non-hardware revenue as a percentage of total revenue,
•	an increase in sales to the enterprise and application security market, and
•	a decrease in card readers sold as a percentage of total revenue,

partially offset by the negative impact on revenue and gross profit margin of changes in foreign currency rates.

Consolidated gross profit for the six months ended June 30, 2010 was $34,124, an increase of $715, or 2%, from the comparable period in 2009. Gross profit as a percentage of revenue was 70.1% for the first six months of both 2010 and 2009.

Non-hardware revenue, which can have a gross profit margin that is approximately 20 to 30 percentage points higher than hardware-related revenue, depending on the model and quantity of the hardware units sold, was 27% and 26% of revenue for the quarter and six months ended June 30, 2010, respectively. Non-hardware revenue was approximately 24% and 22% of total revenue for the second quarter and first six months of 2009, respectively. We plan to continue to focus on sales of our non-hardware revenue items and expect that they will increase as a percentage of our total revenue in future periods.

As noted above, revenues from our enterprise and application security markets were 33% and 30% of total revenue for the second quarter and first six months of 2010, respectively, compared to 32% and 29% for the same periods in 2009. The gross profit margin from our enterprise and application security business is approximately 20 to 25 percentage points higher than in the banking market as sales in the enterprise and application security market are for lower quantities and higher prices than in the banking market. We plan to continue to invest in both the banking and enterprise and application security markets and the overall mix between the two markets will vary in the future based on the growth rates in each of the markets.

Card readers, which can have a lower gross profit margin that is approximately 25 to 35 percentage points lower than other hardware-related margins, due to competitive pricing pressures, were 13% and 14% of our revenue for the second quarter and first six months of 2010, respectively, compared to 22% and 18% for the same periods in 2009. We expect that there will be continued pressure on the pricing of card readers as there are a number of competitors in the EMV market that produce products with fewer features than our products at a lower cost.

The majority of our inventory purchases are denominated in U.S. Dollars. Also, as previously noted, our sales are denominated in various currencies including the Euro and Australian Dollar. As the U.S. Dollar has strengthened, when compared to the Euro and Australian Dollar in the same periods in the prior year, revenue from sales made in Euros and Australian Dollars decreased, as measured in U.S. Dollars, without the corresponding decrease in cost of goods sold. The impact from changes in currency rates, as noted above, are estimated to have decreased revenue by approximately $365 for the quarter and increased revenue by $459 for the six months ended June 30, 2010. Had the currency rates in 2010 been equal to the rates in 2009, the gross profit rate would have been approximately 0.4 percentage points higher for the quarter and 0.3 percentage points lower for the six months ended June 30, 2010.

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

As a result of the cost containment actions initiated at the end of 2008 and into the first quarter of 2009, average headcount decreased throughout 2009 falling from 310 in the first quarter to 294 in the fourth quarter. During the first quarter of 2010, in anticipation of strong growth, we began an aggressive hiring program whereby we expect to increase headcount by 60 persons in 2010. As a result of these two different programs, average headcount for the second quarter of 2010 was 316, an increase of 12 persons, or 4% higher than the second quarter of 2009 and, for the first six months of 2010, average headcount was 3 persons, or 1%, higher than for the first six months of 2009.

In addition to headcount, the comparison of operating expenses for the first six months of 2010 to the first six months of 2009 was impacted significantly by our non-cash compensation expenses. Non-cash compensation expenses generally relate to stock-based, long-term performance incentives. In the first quarter of 2009, we reversed approximately $2,002 of accruals that had been established in prior years for long-term, incentive-based compensation plans where it was no longer likely that the performance targets would be met. For the first six months of 2009, including the adjustment, we reported a net benefit (reversal of accruals in prior periods partially offset by the current period expense) of $1,268 related to equity incentive plans in the first six months of 2009. For the first six months of 2010, we recorded $1,160 of expense related to awards under our equity incentive plans.

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended June 30, 2010 were $7,727, a decrease of $306, or 4%, from the second quarter of 2009. This decrease in sales and marketing expenses is primarily related to the benefit of a stronger U.S. Dollar compared to the Euro.

Consolidated sales and marketing expenses for the six months ended June 30, 2010, were $15,656, an increase of $564, or 4%, from the same period of 2009. The increase in expense reflected:

•

an increase in long-term, performance-based, incentive awards in the first quarter of 2010 compared to the first quarter of 2009, primarily resulting from the reversal of $684 of long-term incentive award accruals in the first quarter of 2009, and

•	the impact of a weaker U.S. Dollar compared to the Euro and Australian Dollar.

Average full-time sales and marketing employee headcount in the first six months of 2010 was 161, compared to 165 in the first six months of 2009.

Research and Development Expenses

Consolidated research and development expenses for the quarter ended June 30, 2010, were $3,327, an increase of $310, or 10%, from the second quarter of 2009. This increase was primarily due to increased compensation expense and increased purchased services.

Consolidated research and development costs for the six months ended June 30, 2010, were $6,598, an increase of $1,137, or 21%, from the same period of 2009. In addition to the factors noted above, the increase in expense included:

•	the reversal, in the first quarter of 2009, of accruals for long-term, performance-based, incentive awards, where the targeted performance is not likely to be achieved, of $371, and
•	the impact of a weaker U.S. Dollar compared to the Euro and Australian dollar

Average full-time research and development employee headcount for the first six months of 2010 was 96, compared to 93 in the same period of 2009.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended June 30, 2010 were $4,698, an increase of $498, or 12%, from the second quarter of 2009. This increase was primarily due to:

•	higher recruiting costs associated with our planned increase in headcount,
•	increased purchased services from consultants, and
•	increased legal costs associated with various operational initiatives and defense of the company in patent-related litigation partially offset by:

•	lower compensation expenses, and
•	the benefit from the stronger U.S. Dollar

Consolidated general and administrative expenses for the six months ended June 30, 2010, were $9,347, an increase of $2,782 or 42%, from the same period of 2009. In addition to the factors noted above, the increase in expense included:

•	the reversal, in the first quarter of 2009, of accruals for long-term, performance-based, incentive awards, where the targeted performance is not likely to be achieved, of $947, and
•

an increase in the provision for uncollectible accounts of $652. In the first quarter of 2010, we recorded approximately $340 of incremental reserves for bad debts, which compares to a net recovery of previously reserved amounts of approximately $340 in the first quarter of 2009.

Average full-time general and administrative employee headcount for the first six months in 2009 was 51 compared to 47 in the same period of 2009.

Amortization of Intangible Assets

Amortization of intangible assets for the second quarter and first six months of 2010 was $108 and $223, respectively. There were no material changes in amortization expense compared to the same periods in 2009.

Interest Income

Consolidated net interest income was $63 in the second quarter of 2010 as compared to income of $165 in the second quarter of 2009. For the six months ended June 30, 2010, interest income was $134 compared to $308 for the same period of 2009. The decline in interest income reflects the lower interest rates paid on invested cash balances, partially offset by higher average cash balances. Our average cash balance in the second quarter and first six months of 2010 of $75,628 and $73,170 was 21% and 22%, higher, respectively, than in the second quarter and first six months of 2009.

Other Income (Expense), Net

Other income (expense) primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our export business in those countries and other miscellaneous non-operational, non-recurring expenses.

Other income for the second quarter of 2010 was $142 and compares to other income of $1,206 for the second quarter of 2009. The decrease in other income primarily reflects exchange losses of $118 in the second quarter of 2010 compared to exchange gains of $856 in the second quarter of 2009.

Other income for the first six months of 2010 was $202 and compares to $958 for the first six months of 2009. The decrease in other income (expense) primarily reflects exchange losses of $267 in the first six months of 2010 compared to exchange gains of $335 in the first six months of 2009.

Income Taxes

Income tax expense for the second quarter of 2010 was $385, a decrease of $296 from the second quarter of 2009. The decrease in tax expense is attributable to lower pre-tax earnings and a lower effective tax rate. The effective tax rate for the second quarter of 2010 was 22% and compares to 25% for the second quarter of 2009.

Income tax expense for the first six months of 2010 was $667, a decrease of $1,168 from the same period in 2009. The decrease in tax expense primarily reflects lower pre-tax income. The effective tax rate for the first six months of both 2010 and 2009 was 25%.

The effective tax rate for each period reflects our estimate of our full-year tax rate at the end of each respective period adjusted to reflect discrete items related to the true-up of prior period estimates. The expected full year tax rate was 35% at June 30, 2010 and 25% at June 30, 2009. The increase in the estimated annual tax rate is primarily attributable to a reduction in pretax profits in tax jurisdictions that either have a lower statutory tax rate or have tax loss carryforwards that have been reserved. We believe that our effective tax rate may vary significantly quarter to quarter as actual earnings or losses are realized in countries with lower tax rates or with loss carryforwards that have been reserved.

At December 31, 2009, we had U.S. NOL carryforwards of $23,204. Of this amount, $16,643 is available to offset future taxable income. The remainder represents tax deductions for employee stock option gains which would be credited to paid-in capital. The U.S. NOL carryforwards expire in varying amounts beginning in 2018 and continuing through 2029. In addition, if certain substantial changes in the company’s ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. NOL carryforwards that could be utilized. At December 31, 2009, we also had foreign NOL carryforwards of $5,391. The foreign NOL carryforwards have no expiration dates. A valuation reserve has been provided for the U.S. and certain foreign operating loss carryforwards to offset the future benefits because we have not determined that their realization is more likely than not.

Liquidity and Capital Resources

Our net cash balance was $75,993 at June 30, 2010, a decrease of $127, or less than 1%, from $76,120 at March 31, 2010, and an increase of $8,392, or 12%, from $67,601 at December 31, 2009. The decrease in cash from March 31, 2010, was attributable to the negative impact of change in exchange rates, partially offset by positive cash flow from operations. The negative impact of changes in exchange rates primarily reflected the fact that the Euro weakened against the U.S. Dollar. At June 30, 2010, the exchange rate for the Euro to U.S. Dollar was at 1.22 and compares to 1.35 at March 31, 2010 and 1.43 at December 31, 2009. We believe that our cash resources will be sufficient to meet our operating needs for the next twelve months.

At June 30, 2010 we had working capital of $84,044, a decrease of $2,275, or 3%, from $86,319 at March 31, 2010 and a decrease of $3,588, or 4% from $87,632 reported at December 31, 2009. The decrease in working capital was primarily related to the weakening of the Euro compared to the U.S. Dollar.

Days sales outstanding (DSO) in net accounts receivable decreased to 71 days as of June 30, 2010 from 83 days at March 31, 2010, and from 88 days at December 31, 2009.

EBITDA from continuing operations for the three and six month periods ending June 30, 2010 were $2,248 and $3,764, a decrease of $987 and 4,773, respectively, over the same periods in the prior year. A reconciliation of EBITDA to net income for the quarter and six months ended June 30, 2010, and 2009 follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands, unaudited)		(in thousands, unaudited)
EBITDA	$2,248	$3,235	$3,764	$8,537

Interest income, net	63	165	134	308
Provision for income taxes	(385)	(681)	(667)	(1,835)
Depreciation and amortization	(530)	(677)	(1,262)	(1,505)

Net income	$1,396	$2,042	$1,969	$5,505

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

We maintain a line of credit with Fortis Bank, SA/NV, Brussels, Zurich Branch. Under terms of the agreement, we can borrow an amount equal to 80% of our Belgium subsidiary’s defined accounts receivable up to a maximum of 5,000 Euros. Borrowing under the line of credit may be denominated in Euros, U.S. Dollars or Swiss Francs. If the borrowings are denominated in Euros, we are obligated to pay interest at the monthly average of the EONIA (Euro Over Night Index Average) plus 2.5% per year. If the borrowings are denominated in U.S. Dollars, we are obligated to pay interest at the U.S. Dollar Fed Fund Rate plus 2.5% per year. If the borrowings are denominated in Swiss Francs, we are obligated to pay interest at the Swiss National Bank Repo rate plus 2.5% per year. Either party can terminate the credit line with 14 days notice without penalty. If terminated, all borrowings under the line then outstanding would be due and payable. Fortis can also terminate the credit line immediately if VASCO fails to observe the specific terms of the credit line, becomes insolvent, ceases operation or experiences a change in control. We had no borrowings under the credit line at June 30, 2010.

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

There have been no material changes in our market risk during the three months ended June 30, 2010. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On Wednesday, June 16, 2010, the company held its 2010 Annual Meeting of Stockholders. The purpose of the meeting was to elect five directors and ratify the appointment of KPMG LLP as independent auditor for the fiscal year ending December 31, 2010. Five candidates nominated by the Board of Directors were elected by the stockholders to serve as directors of the company at the meeting.

The following sets forth the results of the voting with respect to each candidate:

Director	For	Abstain
T. Kendall Hunt	24,483,409	613,714
Michael P. Cullinane	22,001,115	3,096,008
John N. Fox, Jr.	22,000,163	3,096,960
John R. Walter	19,248,113	5,849,010
Jean K. Holley	22,005,022	3,092,101

The stockholders voted as follows to ratify the appointment of KPMG LLP as independent auditor:

For	Against	Abstain	Broker Non-Vote
30,054,378	1,216,957	108,075	-

Item 6. Exhibits.

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principle Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2010.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principle Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2010.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2010.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2010.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown
Clifford K. Bown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principle Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2010.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principle Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2010.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2010.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2010.