Form 10-Q
period 2010-09-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2010-11-05
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-24389

VASCO Data Security International, Inc.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-4169320
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

    Yes  ☐    No  ☒

There were 37,639,635 shares of Common Stock, $.001 par value per share, outstanding at October 31, 2010.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended September 30, 2010

This report may contain trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, DIGIPASS, VACMAN, aXsGUARD and IDENTIKEY.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$86,432	$67,601
Accounts receivable, net of allowance for doubtful accounts	17,091	30,400
Inventories	8,036	9,015
Prepaid expenses	1,386	1,588
Foreign sales tax receivable	1,898	1,086
Deferred income taxes	439	563
Other current assets	289	632

Total current assets	115,571	110,885

Property and equipment:
Furniture and fixtures	4,461	4,368
Office equipment	7,486	6,928

	11,947	11,296
Accumulated depreciation	(7,122)	(6,107)

Property and equipment, net	4,825	5,189

Goodwill, net of accumulated amortization	13,118	13,813
Intangible assets, net of accumulated amortization	1,588	1,797
Other assets, net of accumulated amortization	1,122	1,040

Total assets	$136,224	$132,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,734	$4,505
Deferred revenue	6,233	7,188
Accrued wages and payroll taxes	5,115	5,178
Income taxes payable	2,153	3,097
Other accrued expenses	5,055	3,285

Total current liabilities	23,290	23,253

Deferred compensation	1,265	490
Deferred revenue	64	277
Deferred income taxes	216	328

Total liabilities	24,835	24,348

Stockholders’ equity
Common stock: $.001 par value per share, 75,000 shares authorized; 37,640 and 37,487 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	37	37
Preferred stock: 500 shares authorized, none issued and outstanding at September 30, 2010 or December 31, 2009	-	-
Additional paid-in capital	68,510	67,371
Accumulated income	40,870	36,718
Accumulated other comprehensive income	1,972	4,250

Total stockholders’ equity	111,389	108,376

Total liabilities and stockholders’ equity	$136,224	$132,724

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net revenue	$26,301	$22,126	$74,958	$69,759

Cost of goods sold	7,756	6,736	22,288	20,959

Gross profit	18,545	15,390	52,670	48,800

Operating costs:
Sales and marketing	7,473	6,767	23,128	21,860
Research and development	3,344	2,820	9,943	8,281
General and administrative	5,120	3,734	14,467	10,299
Amortization of purchased intangible assets	106	115	329	332

Total operating costs	16,043	13,436	47,867	40,772

Operating income	2,502	1,954	4,803	8,028

Interest income, net	91	73	225	381
Other income, net	457	530	659	1,488

Income before income taxes	3,050	2,557	5,687	9,897
Provision for income taxes	867	1,035	1,535	2,870

Net income	$2,183	$1,522	$4,152	$7,027

Net income per share:
Basic	$0.06	$0.04	$0.11	$0.19

Diluted	$0.06	$0.04	$0.11	$0.18

Weighted average common shares outstanding:
Basic	37,417	37,322	37,411	37,318

Diluted	38,159	38,154	38,216	38,085

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Net income	$2,183	$1,522	$4,152	$7,027

Other comprehensive income -
Cumulative translation adjustment	7,006	2,161	(2,278)	2,016

Comprehensive income	$9,189	$3,683	$1,874	$9,043

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended Sept 30,
	2010	2009
Cash flows from operating activities:
Net income	$4,152	$7,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,876	2,353
Deferred tax expense (benefit)	225	(126)
Non-cash compensation	1,914	(785)
Changes in assets and liabilities:
Accounts receivable, net	12,581	5,186
Inventories	979	3,156
Foreign sales tax receivable	(799)	6,629
Other current assets	207	(135)
Accounts payable	295	(6,761)
Income taxes payable	(761)	526
Accrued expenses	1,737	(521)
Current deferred compensation	-	(1,434)
Deferred revenue	(1,179)	(845)

Net cash provided by operations	21,227	14,270

Cash flows from investing activities:
Additions to property and equipment	(1,001)	(1,435)
Other assets	(223)	(372)

Net cash used in investing activities	(1,224)	(1,807)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	-	119

Net cash provided by financing activities	-	119

Effect of exchange rates on cash	(1,172)	934

Net increase (decrease) in cash	18,831	13,516
Cash and cash equivalents, beginning of year	67,601	57,714

Cash and cash equivalents, end of period	$86,432	$71,230

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

Foreign Currency Translation and Transactions

The financial position and results of the operations of the majority of the company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income. Revenue and expenses are translated at average exchange rates prevailing during the year. Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other income.

The financial position and results of operations of our subsidiaries in Singapore and Switzerland are measured in U.S. Dollars. For those subsidiaries, gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other income.

For the three and nine months ended September 30, 2010, gains resulting from foreign currency transactions were $330 and $63, respectively, compared to gains of $308 and $643 for the same periods in 2009.

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

When tokens and software licenses are included in multiple element arrangements, they are generally delivered elements in such arrangements. When tokens and software are delivered elements, we use the Residual Method (ASC Subtopic 985-605) for determining the amount of revenue to recognize for token and software licenses if we have vendor specific objective evidence (VSOE) for all of the undelivered elements. Any discount provided to the customer is applied fully to the delivered elements in such an arrangement. We defer the revenue for tokens and software in any multiple element arrangement where we do not have VSOE for any undelivered element. VSOE of fair value of PCS agreements is based on separate sales transactions on a worldwide basis. In sales arrangements where VSOE of fair value has not been established, revenue for all elements is deferred and amortized over the life of the arrangement.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are high-quality short term money market instruments, with original maturities of three months or less. Cash and cash equivalents are held by a number of U.S. and non-U.S. commercial banks and money market investment funds. Cash and cash equivalents include $81,396 at September 30, 2010 in money market investment funds or demand bank deposits for which fair value is equal to cost. These investments are valued using level one inputs, as defined in ASC Topic 820 Fair Value Measurements and Disclosures. Cash and cash equivalents also include $5,036 in bank certificates of deposit for which fair value was $5,042 at September 30, 2010. Bank certificates of deposit are valued using level two inputs, as defined by ASC Topic 820.

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

We monitor our potential income tax exposures as required by ASC Subtopic 740-270.

We have significant net operating loss carryforwards in the U.S. and other countries which are available to reduce the liability on future taxable income. A valuation reserve has been provided for the U.S. operating loss carryforwards and certain foreign loss carryforwards to offset most of these future benefits because we have not determined that their realization is more likely than not.

Fair Value of Financial Instruments

At September 30, 2010 and December 31, 2009, our financial instruments were cash equivalents, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies. The fair values of the financial instruments were not materially different from their carrying amounts at September 30, 2010 and December 31, 2009.

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

We assess the impairment of goodwill and intangible assets with indefinite lives each year-end or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Once identified, the amount of the impairment is computed by comparing carrying value of the assets to fair value. Fair value for goodwill is determined using our stock price which is a level 1 valuation, as defined in ASC 820-10. Fair value for trademarks is based on discounted estimated future cash flows, which a level 3 valuation. We have not recognized any impairment for the nine months ended September 30, 2010 as the fair value of our reporting unit substantially exceeds our carrying amount.

Warranty

Warranties are provided on the sale of certain of our products and an accrual for estimated future claims is recorded at the time revenue is recognized. Warranty reserves are based on past claims experience, sales history and other considerations. Our standard practice is to provide a warranty on our hardware products for either a one or two year period after the date of purchase. Customers may purchase extended warranties covering periods from one to four years after the standard warranty period. We defer the revenue associated with the extended warranty and recognize it as income on a straight-line basis over the extended warranty period. Historically, we have experienced minimal claims over the warranty period.

Reclassifications

Certain prior period amounts in the Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the 2010 presentation, to present the details of the changes in assets and liabilities on a consistent basis.

Note 2 – Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents the balance due on credit sales made to customers. The allowance for doubtful accounts is an estimate of losses that may result from customers’ inability to make payment on their outstanding balances.

	September 30, 2010	December 31, 2009
Accounts receivable	$18,597	$31,601
Allowance for doubtful accounts	(1,506)	(1,201)

Accounts receivable, net	$17,091	$30,400

Note 3 – Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the FIFO method.

Inventories are comprised of the following:

	September 30, 2010	December 31, 2009
Component parts	$3,983	$5,810
Work-in-process and finished goods	4,053	3,205

Total	$8,036	$9,015

Note 4 – Goodwill and Other Intangibles

Intangible asset activity for the nine months ended September 30, 2010, and the composition of the September 30, 2010 balance is detailed in the following table. Certain goodwill and other intangibles are denominated in local currencies and subject to currency fluctuations.

	Capitalized Technology	Patents & Trademarks	Total Intangible Assets	Goodwill
Net balance at December 31, 2009	$1,034	$763	$1,797	$13,813
Additions	-	182	182	-
Net translation loss	(61)	-	(61)	(695)
Amortization expense	(308)	(22)	(330)	-

Net balance at September 30, 2010	$665	$923	$1,588	$13,118

Note 5 – Other Assets – Long Term

Other assets include deferred tax assets and cash deposits. Changes in deferred tax assets are charged to income tax expense. The following table summarizes other long-term assets for the nine months ended September 30, 2010:

	Deferred tax assets	Deposits	Total other assets
Net balance at December 31, 2009	$670	$370	$1,040
Additions/(reductions)	15	67	82

Net balance at September 30, 2010	$685	$437	$1,122

Note 6 – Income Taxes

Our expected annual tax rate on 2010 earnings is 32%. The rate is lower than the U.S. statutory rate primarily due to income in certain foreign jurisdictions taxed at lower rates, partly offset by US losses for which the tax benefit will be fully reserved because we have not determined that their realization is more likely than not. The expected tax rate for 2009 was 29% in the first nine months of 2009. The expected tax rate in the first nine months of 2009 benefited from income in certain foreign jurisdictions taxed at lower rates, partly offset by net losses in the US which have been fully reserved.

The effective tax rate for the nine months ended September 30, 2010 was 27%, which was lower than the expected rate on 2010 earnings due to $282 of discrete items related to the true-up of our provisions to prior year tax returns as filed and other adjustments. The effective tax rate for the nine months ended September 30, 2009 was equal to the estimated annual rate of 29%.

The effective tax rate for the third quarter of 2010 is 28%, reflecting a reduction in the expected annual tax rate from 35% at the end of the second quarter to 32% at the end of the third quarter. The tax rate for the third quarter of 2009 was 40%, reflecting an increase in the expected annual tax rate from 25% at the end of the second quarter to 29% at the end of the third quarter.

At December 31, 2009, we had U.S. net operating loss (“NOL”) carryforwards of $23,204. Of this amount, $16,643 is available to offset future taxable income. The remainder represents tax deductions for employee stock option gains which would be credited to paid-in capital. The U.S. NOL carryforwards expire in varying amounts beginning in 2018 and continue through 2029. In addition, if certain substantial changes in the company’s ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. NOL carryforwards that could be utilized. At December 31, 2009, we also had foreign NOL carryforwards of $5,391. The foreign NOL carryforwards have no expiration dates. A valuation reserve has been provided for the U.S. and certain foreign operating loss carryforwards to offset most of these future benefits because we have not determined that their realization is more likely than not.

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

The activity in our warranty liability was as follows:

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Balance, beginning of period	$150	$484	$150	$475
Provision for claims	4	2	142	86
Product or cash issued to settle claims	(51)	(2)	(189)	(77)

Balance, end of period	$103	$484	$103	$484

Note 8 – Long Term Compensation Plan and Stock Based Compensation

In the first half of 2010, we awarded 332 shares of restricted stock under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan (the “2009 Equity Incentive Plan”), consisting of 152 issued shares and 180 unissued shares subject to future performance criteria. The market value of the restricted shares was $2,180 at the date of grant and will be amortized over the respective vesting periods of one to four years.

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

In the first quarter 2009, we reversed $1,352 of performance based long-term incentive award compensation expense and $650 of performance-based restricted stock award compensation expense accrued at December 31, 2008, related to awards granted in 2007 and 2008 under the Vasco Data Security International, Inc.1997 Stock Compensation Plan, as amended and restated, which are not likely to be achieved.

The following table details the stock-based compensation expense (income) incurred in the three and nine month periods ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Stock options	$-	$-	$-	$11
Restricted stock	382	299	1,139	243
Long-term incentive plan	372	185	775	(1,038)

Total stock based compensation	$754	$484	$1,914	$(784)

Note 9 – Common Stock and Earnings per Share

Pursuant to awards made under the 2009 Equity Incentive Plan described above, we issued 152 shares of restricted common shares during the nine months ended September 30, 2010.

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three and nine month periods ended September 30, 2010 and 2009 follow:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income	$2,183	$1,522	$4,152	$7,027

Weighted average common shares outstanding
Basic	37,417	37,322	37,411	37,318
Incremental shares with dilutive effect:
Stock options	714	819	764	767
Restricted stock awards	28	13	41	-

Diluted	38,159	38,154	38,216	38,085

Net income per share
Basic	$0.06	$0.04	$0.11	$0.19
Diluted	$0.06	$0.04	$0.11	$0.18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except headcount, ratios, time periods and percents)

Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “VASCO,” “company,” “we,” “our,” and “us” refer to VASCO Data Security International, Inc. and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 concerning, among other things, the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and the anticipated future growth in certain markets in which we currently market and sell our products or anticipate selling and marketing our products in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect”, “believe”, “will”, “anticipate”, “emerging”, “intend”, “plan”, “could”, “may”, “estimate”, “should”, “objective” and “goal”, “possible”, “potential”, and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors have been described in greater detail in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission and include, but are not limited to, (a) risks of general market conditions, including currency fluctuations and the unprecedented uncertainties resulting from the current turmoil in world economic and financial markets, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, and changing government regulations, and (c) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements.

General

The following discussion is based upon our consolidated results of operations for the three and nine months ended September 30, 2010 and 2009 (percentages in the discussion may be rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-Q and our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Comparison of Results for the Three Months and Nine months Ended September 30, 2010 and 2009

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

Economic Conditions: Our revenue may vary significantly with changes in the economic conditions in the countries in which we sell products. With our current concentration of revenue in Europe and specifically in the banking/finance vertical market, significant changes in the economic outlook for the European banking market may have a significant effect on our revenue. As a result of the difficult economy in 2009 and the first half of 2010, our customers delayed the rollout of existing applications and deferred purchase decisions related to the implementation of our products in new applications. In 2009, we responded to the difficult economic conditions by focusing our sales efforts on markets that we believed to have the most near-term opportunity and by implementing cost containment initiatives, which included but were not limited to a hiring freeze. With the apparent abatement of the difficult economic conditions in the fourth quarter of 2009 in many of the countries in which we operate, we began to hire staff to support new product development and sales initiatives as well as hiring staff to mitigate risk and strengthen our position in existing markets. Notwithstanding the continued slow growth in the banking market in Europe through the first half of 2010, we continue to participate in a larger number of customer requests for proposals that we believe we are well positioned to win and we have, therefore, continued to invest in new staff. While these actions are expected to result in lower operating income as a percentage of revenue in 2010, we believe that the actions will allow us to strengthen our overall market position and result in higher revenue in future years.

Currency Fluctuations: In both the third quarter of 2010 and 2009, approximately 91% of our revenue was generated outside the United States. For the nine months ended September 30, 2010 and 2009, approximately 91% and 94%, respectively, of our revenue was generated outside of the United States. Changes in currency exchange rates, especially the Euro to U.S. dollar rate, can have a significant impact on our revenue and expenses.

In addition, in the third quarter of 2010 and 2009, approximately 76% and 81%, respectively of our operating expenses were incurred outside the United States. For the nine months ended September 30, 2010 and 2009, approximately 80% and 85%, of our operating expenses were incurred outside of the United States. Excluding the benefit derived in the first quarter of 2009 from the reversal of accruals for performance-based equity incentive awards of $2,002, approximately 77% of our operating expenses were incurred outside of the United States for the nine months ended September 30, 2009.

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

The U.S. Dollar strengthened by approximately 12% and 3% against the Euro for the quarter and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The U.S. Dollar weakened 7% and 18% against the Australian Dollar for the quarter and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. We estimate that the changes in the exchange rate of the U.S. Dollar to these two currencies in 2010 compared to 2009 resulted in a decrease in revenue and operating expenses of approximately $1,232 and $1,179, respectively, for the quarter ended September 30, 2010 and a decrease in revenue and operating expenses of approximately $773 and $691, respectively for the nine months ended September 30, 2010 compared to the same periods in 2009.

The financial position and results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland and Singapore (in which the functional currency is the U.S. Dollar), are generally measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders’ equity. Revenue and expenses are translated at average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other non-operating income (expense). Foreign exchange transaction gains aggregating $330 and $63 in the third quarter and first nine months of 2010, respectively, compare to gains aggregating of $308 and $643 in the third quarter and first nine months of 2009.

Revenue

Revenue by Geographic Regions: We classify our sales by customers’ location in four geographic regions: 1) EMEA, which includes Europe, the Middle East and Africa; 2) the United States, which for our purposes includes sales in Canada; 3) Asia Pacific; and 4) Other Countries, including Australia, Latin America and Central Asia. The breakdown of revenue for the three and nine months ended September 30, 2010 and 2009 in each of our major geographic regions follows:

	EMEA	United States	Asia Pacific	Other Countries	Total
Three months ended September 30:
Total Revenue:
2010	$18,181	$2,330	$2,831	$2,959	$26,301
2009	$17,002	$1,921	$1,354	$1,849	22,126

Percent of Total:
2010	69%	9%	11%	11%	100%
2009	77%	9%	6%	8%	100%

Nine months ended September 30:
Total Revenue:
2010	$50,709	$7,112	$6,568	$10,569	$74,958
2009	$50,598	$4,488	$6,451	$8,222	69,759

Percent of Total:
2010	68%	9%	9%	14%	100%
2009	73%	6%	9%	12%	100%

Total revenue in the third quarter of 2010 increased $4,175, or 19%, from third quarter 2009. Including the impact of changes in currency exchange rates, the increase was primarily attributable to a 20% increase in revenues from the banking market and a 17% increase in revenues from the enterprise and application security market. As noted above, for the quarter ended September 30, 2010, we estimate that the strengthening of the U.S. Dollar as compared to the Euro resulted in a decrease in revenue of $1,232.

Revenue generated in EMEA during the third quarter of 2010 was $1,179, or 7%, higher than the third quarter of 2009. The increase in revenues reflected an increase in revenues from both the banking and enterprise and application security markets.

Revenue generated in the United States during the third quarter of 2010 was $409, or 21%, higher than the third quarter of 2009. The increase in revenues reflected an increase in products sold in the enterprise and application security markets partially offset by a decline in revenues from the banking market. The banking market in the United States uses our technology primarily for corporate banking applications and, as a result, is relatively small. Given the size of the market, our results may vary significantly period to period based on the size and timing of shipment of individual orders.

Revenue generated in the Asia Pacific region during the third quarter of 2010 was $1,477, or 109%, higher than the third quarter of 2009. The increase in revenues reflected growth in both the banking and the enterprise and application security markets.

Revenue generated from other countries during the third quarter of 2010 was $1,110, or 60%, higher than the third quarter of 2009. The increase in other countries was primarily due to increases in revenues from the Australian and South American banking markets. We expect that revenues from other countries will be more volatile than from our other markets given their earlier stage of development. However, we plan to continue to invest in new markets based on our estimates of the market’s demand for strong user authentication.

Total revenue for the nine months ended September 30, 2010 increased $5,199, or 7%, from the first nine months of 2009. Including the impact of changes in currency exchange rates, the increase was primarily attributable to a 7% increase in revenues from the banking market and a 9% increase in revenues from the enterprise and application security market. As noted above, for the nine months ended September 30, 2010, we estimate that the weakening of the U.S. Dollar as compared to the Euro resulted in a decrease in revenue of $773.

Revenue for the nine months ended September 30, 2010 generated in EMEA was essentially the same as in the same period in 2009. Revenue from the banking market for the first nine months of 2010 was approximately 1% lower than in the same period of 2009 while revenues from the enterprise and application security market increased approximately 4%.

Revenue for the nine months ended September 30, 2010 generated in the United States was $2,624, or 58%, higher than the same period in 2009. Revenues from the U.S. for the first nine months of 2010 reflected solid growth in both the banking and enterprise and application security markets.

Revenue for the nine months ended September 30, 2010 from Asia Pacific was $117, or 2%, higher than the same period in 2009. For the first nine months of 2010 compared to 2009, revenues from the banking market increased approximately 20% and were partially offset by a 44% decline in revenues from the enterprise and application security market. The decline in revenues from the enterprise and application security market reflected the fact that revenues for the first nine months of 2009 included several large transactions, which given the nature of the business do not represent recurring revenue.

Revenue for the nine months ended September 30, 2010 generated from other countries was $2,347, or 29%, higher than the same period in 2009, reflecting growth in revenue from both the banking and enterprise and application security markets.

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

	Banking	Enterprise & Application Security	Total
Three months ended September 30:
Total Revenue:
2010	$19,889	$6,412	$26,301
2009	$16,630	$5,496	22,126

Percent of Total:
2010	76%	24%	100%
2009	75%	25%	100%

Nine months ended September 30:
Total Revenue:
2010	$54,121	$20,837	$74,958
2009	$50,643	$19,116	69,759
Percent of Total:
2010	72%	28%	100%
2009	73%	27%	100%

Revenue in the third quarter of 2010 from the banking market increased $3,259, or 20%, from the third quarter of 2009 and revenue from the enterprise and application security market increased $916, or 17%, in the same period.

The increase in revenues from the banking market in the third quarter of 2010 compared to the third quarter of 2009 reflected strong growth in both hardware and non-hardware sales. Revenues from the banking market increased in all of our geographic areas with the exception of the U.S. We believe that the increase in revenues reflects the fact that the banks in our markets are recovering from the economic crisis and are returning their focus to executing growth strategies, which includes securing their internet banking applications.

The increase in revenues from the enterprise and application security market also reflected strong growth in both hardware and non-hardware sales. Revenues in the enterprise and application security market increased in all of our geographic areas with the exception of Other Countries. The size of the enterprise and application security market in Other Countries is relatively small and, as a result, our revenues may vary significantly period to period based on the size and timing of shipment of individual orders.

Revenue for the first nine months of 2010 from the banking market increased $3,478, or 7%, compared to the first nine months of 2009 and revenue from the enterprise and application security market increased $1,721 or 9% in the same period. The increase in banking revenue for the first nine months of 2010 was primarily attributable to growth in the third quarter of 2010 as noted above. The increase in revenues from enterprise and application security revenue for the first nine months of 2010 was primarily attributable to an increase in non-hardware revenue in the first half of the year and an increase in both hardware and non-hardware revenues in the third quarter of 2010, also described above.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue for the three months and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net revenues	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	29.5%	30.4%	29.7%	30.0%

Gross profit	70.5%	69.6%	70.3%	70.0%

Operating costs:
Sales and marketing	28.4%	30.6%	30.9%	31.3%
Research and development	12.7%	12.7%	13.3%	11.9%
General and administrative	19.5%	16.9%	19.3%	14.7%
Amortization of purchased intangible assets	0.4%	0.5%	0.4%	0.5%

Total operating costs	61.0%	60.7%	63.9%	58.4%

Operating income	9.5%	8.9%	6.4%	11.6%

Interest income	0.4%	0.3%	0.3%	0.5%
Other income (expense)	1.7%	2.4%	0.9%	2.1%

Income before income taxes	11.6%	11.6%	7.6%	14.2%
Provision for income taxes	3.3%	4.7%	2.1%	4.1%

Net income	8.3%	6.9%	5.5%	10.1%

Gross Profit

Consolidated gross profit for the quarter ended September 30, 2010 was $18,545, an increase of $3,155, or 21%, from the quarter ended September 30, 2009. Gross profit as a percentage of revenue (gross profit margin) was 71% for the quarter ended September 30, 2010, as compared to 70% for the quarter ended September 30, 2009. The increase in gross profit as a percentage of revenue for the third quarter of 2010 compared to 2009 primarily reflects:

•	an increase in non-hardware revenue as a percentage of total revenue, and a
•	decline in card readers sold as a percentage of total revenue,

partially offset by

•	the negative impact on revenue and gross profit margin of changes in foreign currency rates.

Consolidated gross profit for the nine months ended September 30, 2010 was $52,670, an increase of $3,870, or 8%, from the comparable period in 2009. Gross profit as a percentage of revenue was 70% for the first nine months of both 2010 and 2009.

Non-hardware revenue, which can have a gross profit margin that is approximately 20 to 30 percentage points higher than hardware-related revenue, depending on the model and quantity of the hardware units sold, was 26% and 25% of revenue for the quarter and first nine months of 2010, respectively. Non-hardware revenue was approximately 24% and 23% of total revenue for the third quarter and first nine months of 2009, respectively. We plan to continue to focus on sales of our non-hardware revenue items and expect that they will increase as a percentage of our total revenue in future periods.

Card readers, which can have a lower gross profit margin that is approximately 25 to 35 percentage points lower than other hardware-related margins, due to competitive pricing pressures, were 15% of our revenue for both the third quarter and first nine months of 2010 compared to 19% and 18% for the third quarter and first nine months of 2009, respectively. We expect that there will be continued pressure on the pricing of card readers as there are a number of competitors in the EMV market that produce products with fewer features than our products at a lower cost.

The majority of our inventory purchases are denominated in U.S. Dollars. Also, as previously noted, our sales are denominated in various currencies including the Euro and Australian Dollar. As the U.S. Dollar has strengthened, when compared to the Euro and Australian Dollar in the same periods in the prior year, revenue from sales made in Euros and Australian Dollars decreased, as measured in U.S. Dollars, without the corresponding decrease in cost of goods sold. The impact from changes in currency rates as noted above are estimated to have decreased revenue by approximately $1,232 for the quarter and by $773 for the nine months ended September 30, 2010. Had the currency rates in 2010 been equal to the rates in 2009, the gross profit rate would have been approximately 1.3 percentage points higher for the quarter and 0.3 percentage points higher for the nine months ended September 30, 2010.

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

During the first quarter of 2010, in anticipation of strong growth in our markets in the later part of 2010 and into 2011, we began an aggressive hiring program that was expected to increase our staff by 60 persons, or approximately 20% for the full year. As a result the average total headcount in the third quarter of 2010 was 30 persons or 10% higher than in the third quarter of 2009. For the first nine months of 2010, average headcount was 11 persons or 4% higher than for the first nine months of 2009.

In addition to headcount, the comparison of operating expenses for the first nine months of 2010 to the first nine months of 2009 was impacted significantly by our non-cash compensation expenses. Non-cash compensation expenses generally relate to stock-based, long-term performance incentives. In the first quarter of 2009, we reversed approximately $2,002 of accruals that had been established in prior years for long-term, incentive-based compensation plans where it was no longer likely that the performance targets would be met. For the first nine months of 2009, including the adjustment, we reported a net benefit (reversal of accruals in prior periods partially offset by the current period expense) of $784 related to equity incentive plans in the first nine months of 2009. For the first nine months of 2010, we recorded $1,914 of expense related to awards under our equity incentive plans.

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended September 30, 2010 were $7,473, an increase of $706, or 10%, from the third quarter of 2009. This increase in sales and marketing expenses reflected an increase in compensation expense, in part related to an increase in headcount, increased marketing expense and increased travel costs partially offset by the benefit of a stronger U.S. Dollar compared to the Euro.

Consolidated sales and marketing expenses for the nine months ended September 30, 2010, were $23,128, an increase of $1,268, or 6%, from the same period of 2009. In addition to the factors noted above, the increase in expense included the reversal, in the first quarter of 2009, of accruals for long-term, performance-based, incentive awards, where the targeted performance is not likely to be achieved, of $684.

Average full-time sales and marketing employee headcount for the three and nine months ended September 30, 2010 was 170 and 164, respectively compared to 156 and 163 for the three and nine months ended September 30, 2009, respectively.

Research and Development Expenses

Consolidated research and development expenses for the quarter ended September 30, 2010, were $3,344, an increase of $524, or 19%, from the third quarter of 2009. This increase was primarily due to increased compensation expense related to increased headcount partially offset by the benefit of a stronger U.S. Dollar compared to the Euro.

Consolidated research and development costs for the nine months ended September 30, 2010, were $9,943, an increase of $1,662, or 20%, from the same period of 2009. In addition to the factors noted above, the increase in expense included the reversal, in the first quarter of 2009, of accruals for long-term, performance-based, incentive awards, where the targeted performance is not likely to be achieved, of $371.

Average full-time research and development employee headcount for the three and nine months ended September 30, 2010 was 103 and 98, respectively compared to 94 and 93 for the three and nine months ended September 30, 2009, respectively.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended September 30, 2010, were $5,120, an increase of $1,386, or 37%, from the third quarter of 2009. This increase was primarily due to increased compensation related to an increase in headcount and higher professional fees related to various operational initiatives and defense of the company in patent-related litigation partially offset by the benefit of a stronger U.S. Dollar compared to the Euro.

Consolidated general and administrative expenses for the nine months ended September 30, 2010, were $14,467, an increase of $4,168 or 40%, from the same period of 2009. In addition to the factors noted above, the increase in expense included the reversal, in the first quarter of 2009, of accruals for long-term, performance-based, incentive awards, where the targeted performance is not likely to be achieved, of $947, and an increase in the provision for uncollectible accounts of $600. In the first quarter of 2010, we recorded approximately $340 of incremental reserves for bad debts, which compares to a net recovery of previously reserved amounts of approximately $340 in the first quarter of 2009.

Average full-time general and administrative employee headcount for the three and nine months ended September 30, 2010 was 54 and 52, respectively compared to 46 and 47 for the three and nine months ended September 30, 2009, respectively.

Amortization of Intangible Assets

Amortization of intangible assets for the third quarter and first nine months of 2010 was $106 and $329, respectively. There were no material changes in amortization expense compared to the same periods in 2009.

Interest Income

Consolidated net interest income was $91 in the third quarter of 2010 as compared to income of $73 in the third quarter of 2009. For the nine months ended September 30, 2010, interest income was $225 compared to $381 for the same period of 2009. The increase in interest income for the third quarter of 2010 compared to 2009 primarily reflects an increase in the average invested balance. The decline in interest income for the nine months ended September 30, 2010 compared to 2009 reflects the lower interest rates paid on invested cash balances partially offset by higher average cash balances. Our average cash balance in the third quarter and first nine months of 2010 of $80,383 and $75,547 was 16% and 20%, higher, respectively, than in the third quarter and first nine months of 2009.

Other Income (Expense), Net

Other income (expense) primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our export business in those countries and other miscellaneous non-operational, non-recurring expenses.

Other income for the third quarter of 2010 was $457 and compares to other income of $530 for the third quarter of 2009. The decrease in other income primarily reflects lower subsidies earned in foreign countries. Other income included exchange gains of $330 and $308 for the quarter ended September 30, 2010 and 2009, respectively.

Other income for the first nine months of 2010 was $659 and compares to $1,488 for the first nine months of 2009. The decrease in other income (expense) primarily reflects lower exchange gains in 2010 compared to 2009. For the first nine months of 2010, we had exchange gains of $63 compared to exchange gains of $643 for the first nine months of 2009.

Income Taxes

Income tax expense for the third quarter of 2010 was $867, a decrease of $168 from the third quarter of 2009. The decrease in tax expense is attributable to a lower effective tax rate on higher pretax earnings. The effective tax rate was 28% for the third quarter of 2010 and compares to 40% for the third quarter of 2009. The tax rate in the third quarter of 2010 benefited by a decrease in our estimate of our full-year tax rate, excluding the benefit related to the adjustments from prior year tax returns, from 35% to 32%. The tax rate in the third quarter of 2009 was negatively impacted by an increase in our estimate of our full-year tax rate, from 25% to 29%. The increase in our estimated full-year tax rate for 2009 reflected a decrease in our forecasted pretax income in jurisdictions with low effective tax rates.

Income tax expense for the first nine months of 2010 was $1,535, a decrease of $1,335 from the same period in 2009. The decrease in tax expense reflects lower pre-tax income and the benefit of discrete items related to the adjustment of prior years’ tax provisions partially offset by a higher full-year effective tax rate as noted above. For the first nine months of 2010, we have recorded $282 of benefit related to discrete items.

The effective tax rate reflects our estimate of our expected annual tax rate at the end of each respective period. As of September 30, 2010 and 2009, our expected annual tax rate is 32% and 29% respectively. The increase in the expected annual tax rate is primarily attributable to a reduction in pretax profits in tax jurisdictions that either have a lower statutory tax rate or have tax loss carryforwards that have been reserved. During this period of economic uncertainty, we believe that our effective tax rate may vary significantly quarter to quarter as actual earnings or losses are realized in countries with lower tax rates or with loss carryforwards that have been reserved.

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

Liquidity and Capital Resources

Our net cash balance was $86,432 at September 30, 2010, an increase of $10,439 or 14%, from $75,993 at June 30, 2010, and an increase of $18,831, or 28%, from $67,601 at December 31, 2009. The increase in cash from June 30, 2010, was attributable to the positive impact of change in exchange rates and positive cash flow from operations. The positive impact of changes in exchange rates primarily reflected the fact that the Euro strengthened against the U.S. dollar at the end of the quarter. At September 30, 2010, the exchange rate for the Euro to U.S. dollar was at 1.36 and compares to 1.22 at June 30, 2010 and 1.43 at December 31, 2009. We believe that our cash resources will be sufficient to meet our operating needs for the next twelve months.

At September 30, 2010 we had working capital of $92,281, an increase of $8,237, or 10%, from $84,044 at June 30, 2010 and an increase of $4,649, or 5% from $87,632 reported at December 31, 2009. The increase in working capital was primarily related to same factors affecting the cash balances as noted above.

Days sales outstanding (DSO) in net accounts receivable decreased to 60 days as of September 30, 2010 from 71 days at June 30, 2010, from 88 days at December 31, 2009

EBITDA from continuing operations for the three months ending September 30, 2010 was $3,573, an increase of $241 or 7% from the same period in 2009. For the nine month period ending September 30, 2010, EBITDA was $7,338, a decrease of $4,531 or 38% compared to the same period in the prior year. A reconciliation of EBITDA to net income for the quarter and nine months ended September 30, 2010, and 2009 follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands, unaudited)		(in thousands, unaudited)
EBITDA	$3,573	$3,332	$7,338	$11,869

Interest income, net	91	73	225	381
Provision for income taxes	(867)	(1,035)	(1,535)	(2,870)
Depreciation and amortization	(614)	(848)	(1,876)	(2,353)

Net income	$2,183	$1,522	$4,152	$7,027

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

While we believe that our financial resources are adequate to meet our operating needs for the next twelve months, we anticipate that the difficult current economic conditions that exist on a worldwide basis today may require us to modify our business plans. In the current economic environment there is an increased risk that customers may delay their orders until the economic conditions stabilize or improve further. If a significant number of orders are delayed for an indefinite period of time, our revenue and cash receipts may not be sufficient to meet the operating needs of the business. If this is the case, we may need to significantly reduce our workforce, sell certain of our assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenue and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions. For additional information related to risks, refer to Certain Factors noted in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

There have been no material changes in our market risk during the nine months ended September 30, 2010. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2010.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2010.

Exhibit 32.1 – Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2010.

Exhibit 32.2 – Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2010.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown
Clifford K. Bown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2010.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2010.

Exhibit 32.1 – Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2010.

Exhibit 32.2 – Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2010.