Form 10-K
period 2010-12-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2011-03-11
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

As of June 30, 2010, the aggregate market value of voting and non-voting common equity (based upon the last sale price of the common stock as reported on the NASDAQ Capital Market on June 30, 2010) held by non-affiliates of the registrant was $173,591,568 at $6.17 per share.

As of February 28, 2011, there were 37,741,860 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

This report contains trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, Digipass as a Service (DPS), DIGIPASS, VACMAN, aXsGUARD and IDENTIKEY.

Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) concerning, among other things, the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and services and the anticipated future growth in certain markets in which we currently market and sell our products and services or anticipate selling and marketing our products and services in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect”, “believe”, “will”, “anticipate”, “emerging”, “intend”, “plan”, “could”, “may”, “estimate”, “should”, “objective”, “goal”, “possible”, “potential” and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors have been described in greater detail in this Annual Report on Form 10-K and include, but are not limited to, (a) risks of general market conditions, including currency fluctuations and uncertainties resulting from the current political, economic and financial turmoil in world markets, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, and changing government regulations, and (c) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements.

PART I

Item 1 - Business

VASCO Data Security International, Inc. was incorporated in the State of Delaware in 1997 and is the successor to VASCO Corp., a Delaware corporation. Our principal executive offices are located at 1901 South Meyers Road, Suite 210, Oakbrook Terrace, Illinois 60181; the telephone number at that address is 630 932 8844. Our international headquarters in Europe is located at World-Wide Business Center, Balz-Zimmermannstrasse 7, CH-8152, Glattbrugg, Switzerland; the phone number at this location is 41 (0)43 555 3500. Our principal operations offices in Europe are located at Koningin Astridlaan 164, B-1780 Wemmel, Belgium and the telephone number at that address is 32 (0)2 609 9700. Unless otherwise noted, references in this Annual Report on Form 10-K to “VASCO”, “company”, “we”, “our”, and “us” refer to VASCO Data Security International, Inc. and its subsidiaries.

Additional information on the company, our products and services and our results, including the company’s annual report on Form 10-K, quarterly reports on our Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with the Securities and Exchange Commission (SEC) are available, free of charge, on our website at http://www.vasco.com. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our reports are filed electronically with the SEC and are also available on the SEC’s website (http://www.sec.gov).

General

We, through our operating subsidiaries, design, develop, market and support hardware and software security systems that manage and secure access to information assets. Those security systems include both open standards-based and patented “Strong User Authentication” and “PKI” (Public Key Infrastructure) products and services for employee and consumer security, e-business and e-commerce.

Our target markets are the applications and their several hundred million users that utilize fixed passwords as security. Our event and time-based system generates “one-time” passwords that change with every use and electronic and digital signatures that protect transactions. As a result, when compared to fixed passwords, our security system substantially reduces the risks of unauthorized access to the application and of the hijacking of financial or other data transfers over the Internet.

Products:

Our products enable secure financial transactions to be made over private enterprise networks and public networks, such as the Internet. VASCO customers have historically installed and managed its products on their own computers.

VASCO’s hardware and software products address three main security areas:

1.	User authentication: log-on access process of verifying that the user is in fact who he claims to be,

2.	Electronic signatures: securing a transaction/message between two known parties,

3.	Digital signatures/PKI: securing a transaction/message between two parties who do not necessarily know each other, whereby a third party guarantees the identity/signature of all parties involved.

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

Services Platform:

Cloud computing has grown in popularity over the past 10 years. Organizations are able to outsource many of their applications and access them over the Internet (or the “Cloud”). Many such applications are not adequately secured and commonly use a traditional user name and password as security. This introduces an opportunity for strong authentication provided by VASCO.

We believe that there is a growing market demand for an outsourced, or Cloud security offering. In October of 2010, we launched our DIGIPASS as a Service (“DPS”) security platform to the market. Our initial DPS offering was directed at providing strong authentication for business-to-business (“B2B”) and business-to-employee (“B2E”) applications. B2B are applications between two organizations that have an on-going relationship of some type. An example could be a manufacturer that has a web site through which a customer regularly purchases its products. VASCO’s DPS platform could be used to strongly authenticate the purchaser to prevent fraudulent activities. B2E are applications which have been outsourced by an organization. These could be sales reporting and forecasting applications, payroll and 401-k administration applications, human resource applications, etc. VASCO’s DPS platform could be used to strongly authenticate the employee accessing these applications/sites.

We are also planning to launch a DPS offering that will be directed at business-to-consumer applications (“B2C”). These applications are consumer-facing applications. End users will be able to get secure access to, among other things, their private email accounts, their personal photos, their frequent flyer information and their social networking pages, as well as buy goods, order tickets, and play their favorite e-game securely on the Internet. The goal is to have the user securely access multiple consumer applications with only one DIGIPASS. We believe that with this approach, VASCO brings best-of-breed authentication into the reach of almost every online application.

VASCO’s product and service lines include:

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

•

DIGIPASS as a Service (DPS): Offers on-demand identity and transaction security as a service. VASCO’s authentication services product offering is designed to provide enterprise employees, businesses and consumers secure access to multiple online and in-the-Cloud applications, combined with safe online transactions.

Our security solutions are sold worldwide through our direct sales force, as well as through distributors, resellers and systems integrators. We currently have over 10,000 customers, including more than 1,600 financial institutions, in more than 100 countries. Representative customers of our products include HSBC, Rabobank Nederland, BNP-Paribas Fortis, Citibank, KBC and Blizzard Entertainment. The number of new accounts added in each of the past three fiscal years is as follows:

	2010	2009	2008
Banking	269	211	249
Enterprise and Application Security	1,485	1,274	1,578

Total	1,754	1,485	1,827

Although management considers the number of new customers as an indicator of the momentum of our business and effectiveness of our distribution channel, the number of new customers is not indicative of future revenue.

In January 2011, we acquired all of the intellectual property of DigiNotar Holding B.V. and its subsidiaries and acquired 100% of the stock of DigiNotar B.V. and DigiNotar Notariaat B.V. (collectively, “DigiNotar”), each a private company organized and existing in The Netherlands (collectively, “DigiNotar Acquisition”). The acquisition expands the technological breadth of our product line by expanding our abilities to offer PKI technology throughout the product line. We expect the acquisition will enhance our market position in three areas; (1) as a trusted Internet service provider of PKI certificates, which we expect will improve our ability to penetrate government markets (2) as a licensor of PKI-based products to customers for use in their applications, which we believe will enhance our ability to compete in our traditional business and (3) as a provider of our own PKI-secured applications, such as document signing, registration and storage solutions, which we expect will expand opportunities for us on our services platform.

Our Background

Our predecessor company, VASCO Corp., entered the data security business in 1991 through the acquisition of a controlling interest in ThumbScan, Inc., which we renamed VASCO Corp. in 1993. In 1996, we began an expansion of our computer security business by acquiring Lintel Security NV/SA, a Belgian corporation, which included assets associated with the development of security tokens and security technologies for personal computers and computer networks. In addition, in 1996, we acquired Digipass NV/SA, a Belgian corporation, which was also a developer of security tokens and security technologies and whose name we changed to VASCO Data Security NV/SA in 1997.

On March 11, 1998, we completed a registered exchange offer with the holders of the outstanding securities of VASCO Corp. Since the exchange offer, including the acquisition of DigiNotar in 2011, we have engaged in eight acquisitions and one disposition.

In December 2006, we opened our international headquarters in Zurich, Switzerland. In 2007, we established wholly-owned sales subsidiaries in Brazil and Japan. In 2008 and 2009, we established wholly-owned sales subsidiaries in Mumbai, India and Bahrain, respectively. In 2010, we received a business license to open a wholly-owned sales subsidiary in China.

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

Our Solution

We have found that, to date, most approaches to network security, including Internet security, have been limited in scope and have failed to address all of the critical aspects of data security. We believe that an effective enterprise-wide solution must address and assimilate issues relating to the following:

•	Speed and ease of implementation, use and administration;

•	Reliability;

•	Interoperability within diverse enterprise environments, existing customer applications and the security infrastructure;

•	Interoperability within diverse applications in Cloud processing environments;

•	Scalability; and

•	Overall cost of ownership.

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

Our Strategy

We believe that we have one of the most complete lines of security products and services for strong user authentication and e-signatures available in the market today. We also believe that we can demonstrate to an increasing number of distributors, resellers and systems integrators that they can more effectively differentiate themselves in their marketplaces and increase the value of their products by incorporating our security products into their own products. On a broad basis, our strategy is to:

•	Continue our “full-option,” end-to-end authentication strategy by offering the financial services sector the full array of authentication products and services;

•	Expand our penetration in other traditional markets (“all-terrain” strategy) by selling the products offered in the financial services sector to other markets including, but not limited to, business enterprises and other vertical markets that center around core applications that are similar to the way that the financial services market operates (e.g., e-commerce applications and e-government applications); and

•	Expand our penetration into new markets such as B2B, B2E and B2C by providing strong authentication through our services platform.

Increase Sales and Marketing Efforts. In 2008 and 2010 we hired heavily in sales and marketing. In 2009, our sales and marketing staff declined as we made adjustments for non-productive staff and contained our costs by implementing a hiring freeze during the difficult economic conditions.

In 2011, we plan to limit new hires in our traditional businesses and will concentrate on making the persons hired in 2010 fully productive. Staff additions in 2011 will primarily be to our services business. We also plan to increase our investment in marketing programs to strengthen our position in existing markets, increase our focus on traditional vertical application markets and increase our support for the indirect sales channel. As part of that increased investment, we plan to increase the number of our marketing events, such as banking summits, enterprise security events, and application security events.

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

IDENTIKEY Server

IDENTIKEY Server is an off-the-shelf centralized authentication server that supports the deployment, use and administration of DIGIPASS strong user authentication. IDENTIKEY is based on VASCO’s core VACMAN technology.

IDENTIKEY is available in four packaged versions for the use of the Enterprise and Application Security market and can be easily upgraded.

•

The Standard Edition includes Remote Authentication Dial In User Service (“RADIUS”) functionality for a single licensed server. It targets small and medium-sized business (“SMB”s) wanting to secure their remote access infrastructure at the lowest total cost of ownership.

•

The Gold Edition offers web filters to secure Outlook Web Access (“OWA”) and Citrix Web Interface (CWI”), additional to the RADIUS support. This version includes licenses for a primary and a back-up server. It is an ideal solution for SMBs that want to offer more functionality and assure availability for their employees.

•	The Platinum Edition addresses the security needs of companies that want to protect the external access to the corporate network as well as Windows desktop and network logon.

•	The Enterprise Edition is the most comprehensive solution, offering:

•	RADIUS for remote access to the corporate network,

•	Web filter support for access to in-house applications (OWA, CWI),

•	Simple Object Access Protocol (“SOAP”) for protection of Internet based business applications (e.g. portals, extranet, e-commerce websites, partner services, etc.), and

•	Licenses for up to seven servers.

The Enterprise Edition is the perfect solution for SMBs that want to secure more than remote access by using the same DIGIPASS device to secure additional applications at little to no extra cost. It also addresses the need of large enterprises to set up a pool of replication servers to share the authentication load and assure high-availability, especially when securing an increased number of customers and partners who use web-hosted applications.

aXs GUARD Product Line

We offer two types of aXs GUARD appliances: aXs GUARD Identifier and aXs GUARD Gatekeeper.

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

The DIGIPASS family is currently based on the first two factors. Using the DIGIPASS system, in order to enter a remote system or to digitally sign data, the user needs a:

•

Client authentication device, a hardware DIGIPASS or DIGIPASS software downloaded onto an existing device. Without physical possession of the client authentication device the user will not be able to log on to the system; and

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

Another significant application for our products is to secure access to corporate networks for home-based, traveling and other remote users. Hardware and software DIGIPASSES are increasingly being used in a variety of e-commerce applications where the user is part of a pre-defined user group. Finally, VASCO’s product lines are breaking through in a number of new, end-user-facing verticals, such as e-gaming. We intend to expand the use of the DIGIPASS to other groups of users and applications, including electronic commerce transactions directed at the general public.

In the fourth quarter of 2010, we announced the availability of our DIGIPASS as a Service (“DPS”) product offering. DPS is our Cloud-based authentication platform. DPS will enable application hosts to deploy strong two-factor authentication quickly with minimal upfront costs. Users will benefit from the added security of strong two-factor authentication available on an increasing number of Internet sites and applications. We expect those applications to include B2B applications, B2E applications (e.g., employees of companies logging into third party applications operated in the Cloud), and B2C applications. While there were no revenues generated from this product in 2010, we believe DPS has the potential for significant future growth as it will make two-factor authentication more affordable and readily available to users and applications markets.

Intellectual Property and Proprietary Rights and Licenses

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as employee and third-party non-disclosure agreements to protect our proprietary rights. In particular, we hold several patents in the U.S. and in other countries, which cover multiple aspects of our technology. These patents expire between 2014 and 2027. We do not believe that we have any patents that will expire in 2011 that will affect business, profitability or increase competition. In addition to the issued patents, we also have several patents pending in the U.S., Europe and other countries. The majority of our issued and pending patents cover our DIGIPASS family. We believe these patents to be valuable property rights and we rely on the strength of our patents and on trade secret law to protect our intellectual property rights. To the extent that we believe our patents are being infringed upon, we intend to assert vigorously our patent protection rights, including but not limited to, pursuing all available legal remedies.

Research and Development

Our research and development efforts historically have been, and will continue to be, concentrated on product enhancement, new technology development and related new product introductions. We employ a team of full-time engineers and, from time to time, also engage independent engineering firms to conduct non-strategic research and development efforts on our behalf. We recorded $13.6, $11.6 and $11.6 million for fiscal years ended December 31, 2010, 2009, and 2008, respectively, on company-sponsored research and development.

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

Competition

The market for computer and network security solutions is very competitive and, like most technology-driven markets, is subject to rapid change and constantly evolving products and services. Our main competitor is RSA Security, a subsidiary of EMC Corporation. Additional direct competitors include Gemalto and Kobil Systems. There are many other companies, such as SafeNet, Symantec and Entrust that offer authentication hardware, software and services that range from simple locking mechanisms to sophisticated encryption technologies. We believe that competition in this market is likely to intensify as a result of increasing demand for security products. Visibility of global competitors and their planned actions has diminished over the last several years due to the fact that some of our competitors have been acquired by larger corporations (e.g., EMC’s acquisition of RSA in 2006) or private equity firms (e.g., SafeNet, which was acquired by Vector Capital in 2007, and Entrust, which was acquired by Thoma Bravo, LLC in 2009).

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

Sales and Marketing

Our security solutions are sold through our direct sales force, as well as through approximately 93 distributors, their reseller networks and systems integrators. A sales staff of 74 coordinates our sales activity through both our sales channels and our strategic partners’ sales channels and makes direct sales calls either alone or with sales personnel of vendors of computer systems. Our sales staff also provides product education seminars to sales and technical personnel of vendors and distributors with whom we have working relationships and to potential end-users of our products.

VASCO secures and trains its channel. Cumulative to date, 666 of our channel partners’ staff have become VASCO certified engineers.

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

Customers and Markets

Customers for our products include some of the world’s most recognized names: HSBC, Rabobank Nederland, BNP-Paribas Fortis, and Blizzard Entertainment. In 2010, we announced numerous new customers around the world including, but not limited to VTB 24 (Russia), SEB (Sweden), STB (Tunisia), BetClic (Malta), OHFA (U.S.A.), Crédit Agricole (Belgium), Virginia Heritage Bank (U.S.A.), and PartyGaming (Gibraltar).

Our top 10 customers contributed 37%, 34% and 44%, in 2010, 2009 and 2008, respectively, of total worldwide revenue. In 2010, HSBC contributed approximately 11% of our worldwide revenue. In 2009 and 2008, no single customer accounted for more than 10% of our revenue.

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

Backlog

Our backlog at December 31, 2010 was approximately $56 million compared to $20 million at December 31, 2009. We anticipate that substantially all of the backlog at the end of 2010 will be shipped in 2011. We do not believe that the specific amount of backlog at any point in time is indicative of the trends in our markets or the expected results of our business. Given the relatively small size of our business and the large size of potential orders, the backlog number can change significantly with the receipt of a new order or modification of an existing order, for example, shipment timing.

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

Employees

As of December 31, 2010, we had 342 total employees, which included 325 full-time employees. Of the total employees, 34 were located in the U.S., 263 in EMEA (Europe, the Middle East and Africa), 17 in the Asia Pacific Rim countries and 28 in other countries, including Australia, Latin America, India and Central Asia. Of the total employees, 170 were involved in sales, marketing and customer support, 115 in research and development and 57 in general and administration.

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

The company’s business was still negatively affected in 2010 by a recession in many of the countries in which we do business and a credit crisis impacting banks in some of our markets. The tightening of credit in financial markets and the general economic downturn may have adversely affected the ability of our customers, suppliers, outsource manufacturers and channel partners (e.g. distributors and resellers) to obtain the financing they need to make purchases from us or to perform their obligations under agreements with us or even to continue their operations. The credit tightening and decreased cash availability could also result in (a) an increase in cancellation of orders for our products and services and/or a decrease in demand for our products and services, (b) an inability to collect our accounts receivable on a timely basis, which may result in additional reserves for uncollectible accounts receivable and (c) in the event of the contraction of our sales, dated inventory, which could result in a need for additional obsolescence reserves, each of which, individually or in aggregate, could cause our actual results to differ materially from our current expectations.

While we believe that the effects of the recession and credit crisis have abated, we are unable to predict potential future economic conditions and disruptions in financial markets or their effect on our business and results of operations, but the consequences may be materially adverse.

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

Although we have reported net income of $10.8 million, $11.9 million and $24.3 million for the years ended December 31, 2010, 2009, and 2008, respectively, our net income has declined each year and our retained earnings was only $47.5 million at December 31, 2010. Over our nineteen-year operating history, we have operated at a loss for many of those years. In the current uncertain economic environment, it may be difficult for us to sustain our recent levels of profitability.

We derive revenue from a limited number of products and do not have a broadly-diversified product base.

Substantially all of our revenue is derived from the sale of authentication products. We also anticipate that a substantial portion of our future revenue, if any, will also be derived from these products and related services. If the sale of these products and services is impeded for any reason and we have not diversified our product offerings, our business and results of operations would be negatively impacted.

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

In the event that the supply of components or finished products is interrupted or relations with any of our principal vendors is terminated, there could be a considerable delay in finding suitable replacement sources to manufacture our products at the same cost or at all. The majority of our products are manufactured by four independent vendors, a processor manufacturer headquartered in Europe and the three manufacturers of finished goods in Hong Kong. Our hardware DIGIPASSES are assembled at facilities in mainland China. The importation of these products from China exposes us to the possibility of product supply disruption and increased costs in the event of changes in the policies of the Chinese government, political unrest or unstable economic conditions in China or developments in the United States that are adverse to trade, including enactment of protectionist legislation.

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

Prior to 2009, a major portion of our business was scheduled by our customers under purchase orders (POs) which called for multiple shipments over the course of 12 months. Typically, these were firm orders with specific requests for shipments on specified dates. Historically, a customer may have requested that a shipment be accelerated and delivered earlier than scheduled or, conversely, delayed and delivered later than originally scheduled, or in rare cases, cancelled. In 2009 and in 2010, we experienced instances in which customers delayed delivery shipments or placed smaller orders covering shorter periods of time. While we expect our customers to return to order patterns more similar to their earlier historical patterns, they may continue to delay shipments or order small quantities covering shorter periods of time. If our customers continue ordering on a basis consistent with 2009 and 2010, each quarter’s results may vary substantially based on orders delivered in that quarter.

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

Our agreements with customers, solution partners and channel partners include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement and, in some cases, for damages caused by us to property or persons. Large indemnity payments could harm our business, operating results and financial condition.

Risks Related to the Market

We face significant competition and if we lose or fail to gain market share our financial results will suffer.

The market for computer and network security products and services is highly competitive. Our competitors include organizations that provide computer and network security products based upon approaches similar to and different from those that we employ. Many of our competitors have significantly greater financial, marketing, technical and other competitive resources than we do. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products.

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

The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, including the following:

•	Actual or anticipated fluctuations in our quarterly or annual operating results;

•	Differences between actual operating results and results estimated by analysts that follow our stock and provide estimates of our results to the market;

•	Differences between guidance relative to financial results, if given, and actual results;

•	Changes in market valuations of other technology companies;

•	Announcements by us or our competitors of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Additions or departures of key personnel;

•	Future sales of common stock;

•	Trading volume fluctuations; and

•	Reactions by investors to uncertainties in the world economy and financial markets.

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

We hold several patents in the United States and in other countries, which cover multiple aspects of our technology. The majority of our patents cover the DIGIPASS product line. These patents expire between 2014 and 2027. In addition to the issued patents, we also have several patents pending in the United States, Europe and other countries. There can be no assurance that we will continue to develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties, or that patents of others will not hinder our competitive advantage. Although certain of our security token technologies are patented, there are other organizations that offer token-type password generators incorporating challenge-response or response-only approaches that employ different technological solutions and compete with us for market share.

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

In 2010, approximately 91% of our revenue and approximately 82% of our operating expenses were generated/incurred outside of the U.S. In 2009, approximately 93% of our revenue and approximately 83% of our operating expenses were generated/incurred outside of the U.S. A severe economic decline in any of our major foreign markets could adversely affect our results of operations and financial condition.

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

As we operate and sell internationally, we are subject to the U.S. Foreign Corrupt Practices Act (FCPA), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. We have operations, deal with and make sales to governmental or quasi-governmental customers in countries known to experience corruption, particularly certain countries in the Middle East, Africa, East Asia and South America, and further expansion of our international selling efforts may involve additional regions. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or channel partners that could be in violation of various laws, including the FCPA and the U.K. Bribery Act, even though these parties are not always subject to our control. Violations of the FCPA may result in severe criminal or civil sanctions, including suspension or debarment from U.S. government contracting, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. Violations of the U.K. Bribery Act may result in severe criminal or civil sanctions and we may be subject to other liabilities which could negatively affect our business operating results and financial condition.

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

Our corporate headquarters is located in Oakbrook Terrace, Illinois, and our U.S. sales office is currently located in Westborough, Massachusetts, but will be relocated to Marlborough, Massachusetts in 2011.

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

We also have sales offices in Mumbai, India, Sao Paulo, Brazil, Bahrain, and the U.K. and conduct sales activities through liaison offices and agents in Germany, Turkey, Russia, China, Mexico and Colombia.

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

Item 4 - Reserved

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001 per share, trades on the NASDAQ Capital Market under the symbol VDSI.

The following table sets forth the range of high and low prices of our common stock on the NASDAQ Capital Market for the past two years.

2010	High	Low
Fourth quarter	$9.00	$6.12
Third quarter	6.83	5.76
Second quarter	8.36	5.82
First quarter	8.98	6.20

2009
Fourth quarter	$7.98	$5.83
Third quarter	8.97	6.95
Second quarter	8.37	5.65
First quarter	10.60	3.85

On February 28, 2011, there were 75 registered holders and approximately 12,900 street name holders of the company’s common stock.

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

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

None

Stock Performance Graph

The Stock Performance Graph below compares the cumulative total return through December 31, 2010, assuming reinvestment of dividends, by an investor who invested $100.00 on December 31, 2005, in each of (i) our common stock, (ii) the Russell 2000 index, (iii) the Standard Industrial Code Index 3577 – Computer Peripheral Equipment, NEC and (iv) a comparable industry (the peer group) index selected by the company. The peer group for this purpose consists of: Art Technology Group Inc., Aruba Networks Inc., AuthenTec, Inc., Blue Coat Systems, Inc., CommVault Systems, Inc., F5 Networks, Inc., Fortinet, Inc., Guidance Software, Inc., OPTNET Technologies, Inc. Sourcefire, Inc. and Websense, Inc. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10
VASCO Data Security International, Inc.	100.00	120.18	283.15	104.74	63.67	82.43
Russell 2000 Index	100.00	118.35	116.52	77.14	98.11	124.45
3577—Computer Peripheral Equipment, NEC	100.00	117.93	105.34	45.64	68.99	86.15
Peer Group	100.00	101.43	97.60	53.64	120.24	218.47

Item 6 - Selected Financial Data (in thousands, except per share data)

	Year ended December 31,
	2010	2009	2008	2007	2006
					(a)
Statements of Operations Data:
Revenue	$107,963	$101,695	$132,977	$119,980	$76,062
Operating income from continuing operations	12,390	12,643	28,137	30,893	18,942
Net income from continuing operations	10,806	11,862	24,291	20,963	12,587
Net income available to common stockholders	10,806	11,862	24,291	20,963	12,587
Diluted income from continuing operations per common share	$0.28	$0.31	$0.64	$0.55	$0.33

Balance Sheet Data:
Cash and equivalents	$85,533	$67,601	$57,714	$38,833	$14,768
Working capital	96,889	87,632	75,930	52,438	22,058
Total assets	142,941	132,724	127,950	100,676	62,646
Long term obligations	683	1,095	2,694	2,658	1,178
Total stockholders’ equity	116,493	108,376	95,284	71,539	42,206
Cash dividends declared per common share	—	—	—	—	—

(a)	Includes the results of Logico Smartcard Solutions GmbH, acquired May 11, 2006, and Able NV, acquired October 25, 2006.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contains forward-looking statements within the meaning of Section 21E of the Exchange Act of 1934 and Section 27A of the Securities Act concerning, among other things, the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and services and the anticipated future growth in certain markets in which we currently market and sell our products and services or anticipate selling and marketing our products and services in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect”, “believe”, “will”, “anticipate”, “emerging”, “intend”, “plan”, “could”, “may”, “estimate”, “should”, “objective”, “goal”, “possible”, “potential” and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors have been described in greater detail in this Annual Report on Form 10-K and include, but are not limited to, (a) risks of general market conditions, including currency fluctuations and the unprecedented uncertainties resulting from the current turmoil in world economic and financial markets, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, and changing government regulations, and (c) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements.

General

The following discussion is based upon our consolidated results of operations for the years ended December 31, 2010, 2009 and 2008 (percentages in the discussion are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

In the fourth quarter of 2010, we announced the availability of our DPS product offering. DPS is our Cloud-based authentication platform. DPS will enable application hosts to deploy strong two-factor authentication quickly with minimal upfront costs. Users will benefit from the added security of strong two-factor authentication available on an increasing number of Internet sites and applications. We expect those applications to include B2B applications, B2E applications (e.g., employees of companies logging into third party applications operated in the Cloud), and B2C applications. While there were no revenues generated from this product in 2010, we believe DPS has the potential for significant future growth as it will make two-factor authentication more affordable and readily available to users and applications markets.

In January 2011, we completed the DigiNotar Acquisition. The acquisition expands the technological breadth of our product line by expanding our abilities to offer PKI technology throughout the product line. We expect that acquisition will enhance our market position in three areas; (1) as a trusted Internet service provider of PKI certificates, which we expect will improve our ability to penetrate government markets (2) as a licensor of PKI-based products to customers for use in their applications, which we believe will enhance our ability to compete in our traditional business and (3) as a provider of our own PKI-secured applications, such as document signing, registration and storage solutions, which we expect will expand opportunities for us on our services platform. The acquisition of DigiNotar is expected to have a slightly dilutive effect on our earnings in 2011.

Industry Growth: We believe that, while there are no accurate measurements of the total industry’s size, the industry growth rate is increasing and will continue to grow at a significant rate into the foreseeable future. Growth is being driven by new government regulations, growing awareness of the impact of identity theft, and the growth in commerce that is transacted electronically. The issues driving the growth are global issues and the rate of adoption in each country is a function of that country’s culture, the competitive position of businesses operating in those countries, the country’s overall economic conditions and the degree to which businesses and consumers within the country use technology. While industry growth in 2010 was uneven in the various countries in which we operate, we experienced an increase in requests for information and proposals throughout the year and an increase in order intake, especially in the second half of 2010. Based on the strength of the order intake in the second half of 2010 and the continuing strength of our pipeline of potential future orders, we believe the industry will return to more normal growth in 2011.

Economic Conditions: Our revenue may vary significantly with changes in the economic conditions in the countries in which we currently sell products. With our current concentration of revenue in Europe and specifically in the banking/finance vertical market, significant changes in the economic outlook for the European banking market may have a significant effect on our revenue.

Starting in the fourth quarter of 2009, we received an increase in the number of requests for information and requests for proposals. That increase in activity started to manifest itself into a strong order flow in the second half of 2010. As a result of the increase in orders, we realized a sequential increase in revenue in the third quarter of 2010 compared to the second quarter of 2010, which was unusual given the seasonality of our business, another sequential increase in revenue in the fourth quarter of 2010 compared to the third quarter of 2010, which we generally expect given the seasonality of our business, and a strong backlog of orders for delivery in 2011 and beyond. Also, with the apparent abatement of the difficult economic conditions in the fourth quarter of 2009 in many of the countries in which we operate, we initiated a plan to hire staff to support new product development, support new sales initiatives and mitigate risk while strengthening our position in existing markets. These actions continued throughout 2010 and resulted in lower operating income as a percentage of revenue in 2010. These actions are also expected to result in lower operating income as a percentage of revenue in 2011, but we believe that these actions allowed us to strengthen our overall market position and are expected to result in higher revenue and higher operating income in future years.

Currency Fluctuations. In 2010, approximately 91% of our revenue and approximately 82% of our operating expenses were generated/incurred outside of the U.S. In 2009, approximately 93% of our revenue and approximately 83% of our operating expenses were generated/incurred outside of the U.S. As a result, changes in currency exchange rates, especially the Euro to U.S. Dollar, can have a significant impact on revenue and expenses. To minimize the net impact of currency on operating earnings, we attempt to denominate an amount of billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency. If our revenue in Europe grows, however, we do not expect that we will be able to balance fully the exposures of currency exchange rates on revenue and operating expenses. In periods in which the U.S. Dollar is weakening, we expect that our operating income will increase as a result of the change in currency exchange rates. Conversely, in periods in which the U.S. Dollar is strengthening, we expect that our operating income will decrease as a result of the change in currency exchange rates.

In 2010 compared to 2009, the U.S. Dollar, on average, strengthened approximately 5% against the Euro and weakened approximately 16% against the Australian Dollar. In 2009 compared to 2008, on average, the U.S. Dollar strengthened approximately 6% against the Euro and approximately 12% against the Australian Dollar. We estimate that the net impact of the change in currency rates in 2010 compared to 2009 resulted in a decrease in revenue of approximately $1,679 and a decrease in operating expenses of $1,792. We also estimate that the change in currency rates in 2009 compared to 2008 resulted in a decrease in revenue of approximately $2,513 and a decrease in operating expenses of approximately $3,100.

The financial position and the results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland and Singapore, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates generated other comprehensive loss of $3,747 in 2010, other comprehensive income of $559 in 2009 and other comprehensive loss of $2,512 in 2008. These amounts are included as a separate component of stockholders’ equity. The functional currency for both our subsidiaries in Switzerland and Singapore is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations as other non-operating income/expense. In 2010, we reported $225 of foreign exchange transaction losses compared to foreign exchange gains of $835 in 2009 and foreign exchange losses of $580 in 2008.

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

Year	Europe, Middle East, Africa (EMEA)	United States	Asia Pacific	Other Countries	Total
Total Revenue:
2010	$72,694	$9,912	$10,860	$14,497	$107,963
2009	72,833	7,376	9,492	11,994	101,695
2008	89,511	7,783	10,116	25,567	132,977

Percent of Total:
2010	67%	9%	10%	14%	100%
2009	72%	7%	9%	12%	100%
2008	67%	6%	8%	19%	100%

2010 Compared to 2009

Total revenue in 2010 increased $6,268 or 6% from 2009. The increase in total revenue was primarily attributable to an increase in products sold to the Banking market, both hardware and non-hardware, and an increase in non-hardware products sold to the Enterprise and Application Security market, partially offset by the strengthening of the U.S. dollar as compared to the Euro, as noted above, and a decrease in hardware products sold to the Enterprise and Application Security market. Please see the discussion below under “Revenue by Target Market” for additional information regarding the changes in revenue from the Banking market and the Enterprise and Application Security market.

Revenue generated in EMEA for the full-year 2010 was $139 or less than 1% lower in 2010 than in 2009. The decrease was primarily attributable to a decline of approximately 1% in the Banking market, partially offset by a 2% increase in revenue from the Enterprise and Application Security markets. We estimate that the change in currency rates reduced revenues in EMEA by $2,282 compared to 2009. Had currency exchange rates in 2010 remained unchanged from 2009, revenues in EMEA would have been approximately 3% higher than in full-year 2009.

Revenue generated in United States for the full-year 2010 was $2,536 or 34% higher in 2010 than in 2009. Revenue was approximately 42% higher in the Banking market and 30% higher in the Enterprise and Application Security markets than in full-year 2009. The U.S. market continues to defer the adoption of two factor authentication for retail Internet banking applications.

Revenue generated in Asia Pacific for the full-year 2010 was $1,368 or 14% higher in 2010 than in 2009. Revenue was approximately 25% higher in the Banking market and 26% lower in the Enterprise and Application Security markets than in full-year 2009. The decline in revenue from the Enterprise and Application Security market in Asia Pacific was primarily attributable to large orders shipped in 2009 that were not repeated or replaced by new orders in 2010. We believe the region offers substantial opportunities for future growth as our sales office in Japan, opened in 2007, matures and the two-factor authentication market in China expands.

Revenue generated in other countries for the full-year 2010 was $2,503 or 21% higher in 2010 than in 2009. Revenue in other countries was approximately 23% higher in the Banking market and 12% higher in the Enterprise and Application Security markets. As noted above, the average exchange rate for the U.S. dollar was approximately 16% weaker than the Australian dollar in 2010 compared to 2009 and we estimate that the change in currency rates increased revenues in other countries by $591 compared to 2009. We expect that revenue from other countries will be more volatile than our other regions given the earlier stage of development of the authentication market in those countries. VASCO, however, plans to continue to invest in new markets based on our estimates of the market’s demand for strong user authentication.

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

Revenue by Target Market: Revenue is generated currently from two primary markets, (1) Banking and (2) Enterprise and Application Security, through the use of both direct and indirect sales channels. The Enterprise and Application Security market includes products used by employees of corporations to secure their internal networks (the enterprise security market) and various forms of e-commerce such as business-to-business, business-to-consumer, e-government, e-gaming and other vertical applications (the application security market) that are not related to banking or finance. In addition, revenues from services-related activities, such as maintenance and support are included in the Enterprise and Application Security markets. Management currently views the Enterprise and Application Security market as one market because the same products are sold, through the same channels to both customer groups. Sales to the Enterprise and Application Security market are generally for smaller quantities and higher prices than sales made to the Banking market. The breakdown of revenue between the two primary markets is as follows:

Year	Banking	Enterprise & Application Security	Total
Total Revenue:
2010	$79,757	$28,206	$107,963
2009	74,891	26,804	101,695
2008	108,935	24,042	132,977

Percent of Total:
2010	74%	26%	100%
2009	74%	26%	100%
2008	82%	18%	100%

2010 Compared to 2009

Revenue for the full year 2010 from the Banking market increased $4,866 or 6% from 2009 and revenue from the Enterprise and Application Security market increased $1,402 or 5% in the same period.

The increase in the Banking market reflects an increase in products sold, both hardware and non-hardware, partially offset by the strengthening of the U.S. Dollar as compared to the Euro, as previously noted. We believe that banks in many, but not all, of our markets have recovered from the financial crisis. In the fourth quarter of 2009 banks began issuing requests for information and proposals for new projects and placed larger orders for delivery in the quarter, in part we believe to spend remaining budgets for 2009 and in part reflecting a return to a more normal level of business. Throughout 2010, we have seen a sustained increase in the volume of requests for information and proposals. Those requests for information and proposals also reflected an increase in quantities, which we believe indicates that the banks are returning to the business practices they followed prior to the onset of the financial crisis. In the second half of 2010, we also saw a significant increase in orders from banks, some of which was reflected in the sequential quarterly growth of our revenue in the third and fourth quarters of 2010, but also in our backlog of orders for delivery in 2011 and beyond.

The increase in the Enterprise and Application Security market was primarily attributable to an increase in non-hardware revenue partially offset by a decline in the number of products shipped and the strengthening of the U.S. Dollar as compared to the Euro. We believe that the decline in products shipped reflects the fact that we had strong growth in 2009 from new application markets, such as gaming, that was not fully sustained or replaced by sales into other application markets in 2010. We also believe that we needed to contact our distribution channel more often, provide more training and provide other forms of increased support to make the channel more effective in selling our products. As a result, we made additional investments in sales staff, training programs and marketing programs in 2010. We expect that we will see the benefits of the increased investments made in 2010 in the form of increased revenues in 2011.

2009 Compared to 2008

Revenue for the full year 2009 from the Banking market decreased $34,044 or 31% from 2008 and revenue from the Enterprise and Application Security market increased $2,762 or 11% in the same period.

The decline in the Banking market reflects a decline in products sold, both hardware and non-hardware, and the strengthening of the U.S. Dollar as compared to the Euro, as previously noted. We believe that banks in many, but not all, of our markets were affected by the financial crisis. As a result, during the first three quarters of 2009, we believe that bank management teams increased their focus on short-term objectives while their internal structures were being realigned based on new ownership or new government rules. Also, given the worldwide recession, we believe that many banks were postponing marketing campaigns and related large-scale deployments of our products until a time when such marketing campaigns were expected to yield a higher return. For several consecutive quarters the banks placed smaller orders, which we believe was done primarily to meet their short-term needs. In the fourth quarter of 2009, however, the banks began issuing requests for information and proposals for new projects and placed larger orders for delivery in the quarter, in part we believe to spend remaining budgets for 2009 and in part reflecting a return to a more normal level of business.

The increase in the Enterprise and Application Security market was primarily attributable to an increase in the number of products shipped partially offset by the strengthening of the U.S. Dollar as compared to the Euro. We believe that the growth in products shipped reflects the benefits resulting from a number of investments that we made over the last several years to improve our competitive position, including investments in new products, training for the channel and the addition of new distributors to our channel. The increase in revenues from the Enterprise and Application Security market also reflects the penetration of new vertical markets, such as on-line gaming.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue for the years ended December 31, 2010, 2009 and 2008.

	Percentage of Revenue Year Ended December 31,
	2010	2009	2008
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	29.6	30.0	30.8

Gross profit	70.4	70.0	69.2
Operating costs
Sales and marketing	28.7	29.8	26.6
Research and development	12.6	11.4	8.7
General and administrative	17.2	15.9	12.2
Amortization of purchased intangible assets	0.4	0.4	0.5

Total operating costs	58.9	57.5	48.0

Operating income	11.5	12.5	21.2
Interest income, net	0.3	0.5	0.7
Other income (expense), net	0.6	2.1	(0.2)

Income before income taxes	12.4	15.1	21.7
Provision for income taxes	2.4	3.4	3.4

Net income	10.0	11.7	18.3

Gross Profit

2010 Compared to 2009

Consolidated gross profit for 2010 was $75,966, an increase of $4,806, or 7%, from the $71,160 reported for 2009. Gross profit as a percentage of revenue (“gross profit margin”) was 70% in both 2010 and 2009. While the gross profit margin was relatively constant for full year 2010 compared to full year 2009, we did experience pricing pressures across our product line that reduced our gross profit margin that were offset by changes in the mix of products sold. In 2010, card readers, as a percentage of total revenue declined from approximately 18% in 2009 to 13% in 2010 and non-hardware revenue, as a percentage of total revenue, increased from approximately 23% in 2009 to 25% of revenue in 2010.

Card readers generally have a gross profit margin that is approximately 25 to 35 percentage points lower than other hardware-related margins due to competitive pricing pressures. There are a number of competitors in the EMV market that produce card reader products with fewer features at a lower cost than our products. We expect that the card reader market will continue to be highly competitive.

Non-hardware revenue can have a gross profit margin that is approximately 20 to 30 percentage points higher than hardware-related revenue, depending on the model and quantity of the hardware units sold. We plan to continue to focus on sales of our non-hardware revenue items and expect that they will increase as a percentage of our total revenue in future periods.

Other factors that typically influence our gross profit margins include the mix of business between the Banking and Enterprise and Application Security markets and the impact of the change in exchange rates. Neither factor had a material impact on the comparison of gross profit margins in 2010 compared to 2009.

Revenue from our Enterprise and Application Security markets was 26% of total revenue in both 2010 and in 2009. The gross profit margin from our Enterprise and Application Security Business is approximately 20 to 25 percentage points higher than in the Banking market because sales in the Enterprise and Application Security market are generally for lower quantities and higher prices than in the Banking market. We plan to continue to invest in both the Banking market and the Enterprise and Application Security market and the overall mix between the two markets will vary in the future based on the growth rates in each of the markets.

Changes in currency exchange rates can impact our gross profit margins as well. The majority of our inventory purchases are denominated in U.S. Dollars. As previously noted, our sales are denominated in various currencies, including the Euro and Australian Dollar. As the U.S. Dollar strengthened in 2010 when compared to the Euro in 2009 and weakened in 2010 when compared to the Australian Dollar in 2009, revenue as measured in U.S. Dollars decreased from sales made in Euros and increased from sales made in Australian Dollars, without a corresponding decrease in cost of goods sold. The impact from changes in currency rates, as noted above, is estimated to have decreased revenue by approximately $1,679 for the full year 2010. Had the currency rates in 2010 been equal to the rates in 2009, the gross profit margin would have been approximately 0.5 percentage points higher for the year ended December 31, 2010.

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

Non-hardware revenue, which can have a gross profit margin that is approximately 20 to 30 percentage points higher than hardware-related revenue, depending on the model and quantity of the hardware units sold was 23% of revenue for the full year 2009 compared to 25% of total revenue for the full year 2008.

Card readers, which can have a gross profit margin that is approximately 25 to 35 percentage points lower than other hardware-related margins, due to competitive pricing pressures, were 18% of our revenues for the full year 2009 compared to 17% for the full year 2008.

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

The most significant factor driving our operating expenses is our headcount. Direct compensation and benefit plan expenses generally represent between 55% and 60% of our operating expenses. In addition, a number of other expense categories are directly related to headcount. In 2009, we implemented a cost containment initiative that resulted in a decrease of staff from 310 at December 31, 2008 to 294 at December 31, 2009. In the fourth quarter of 2009, with the increase in requests for information and proposals, we began to invest in our business by adding staff in critical areas. As a result, our headcount increased from 294 at December 31, 2009 to 342 at December 31, 2010, an increase of 48 persons or 16%. Our average headcount for the full year 2010 was 18 persons or 6% higher than in 2009. For 2011, we expect that additions to headcount will be lower than in 2010, with hiring focused primarily on staff needed for DPS.

In addition to headcount, the comparison of operating expenses in 2010 to 2009 was impacted by adjustments to our non-cash compensation expenses. Non-cash compensation expenses generally relate to stock-based, long-term performance incentives. For the full year of 2010, operating expenses included $1,021 of expense related to stock-based incentive plans compared to a benefit of $309 in 2009 and expense of $3,117 in 2008. In 2010 and 2009 we reversed $721 and $2,002, respectively, of accruals that had been established in prior years for long-term performance incentives where it is no longer likely that the performance targets will be met.

Sales and Marketing Expenses

2010 Compared to 2009

Consolidated sales and marketing expenses for the year ended December 31, 2010 were $31,027, an increase of $728, or 2%, from $30,299 reported for 2009. This increase in sales and marketing expenses is primarily related to:

•	higher compensation expenses, in part due to the larger adjustment (reversal) of non-cash compensation expenses in 2009 than in 2010,

•	increased marketing costs, and

•	increased travel costs,

partially offset by

•	the benefit of a stronger U.S. Dollar compared to the Euro,

•	lower depreciation expenses, and

•	lower costs associated with the use of third party consultants.

We estimate that the strengthening of the U.S. dollar to other currencies, primarily the Euro, reduced sales and marketing expenses by approximately $1,072 in 2010 compared to 2009.

While our average full year headcount was flat in 2010 compared to 2009, our compensation expenses increased as a result of the timing of when staff were added or terminated over the two year period and a reduction in the benefit from the adjustments of the accruals for long-term incentive plans. The average full-time sales, marketing and operations employee headcount was 162 in 2010 compared to 161 in 2009. At year-end 2010, 2009 and 2008, the company employed 170, 156 and 174 sales, marketing and operations employees, respectively.

For 2011, we plan to reduce the rate of hiring in the traditional sales, marketing and operations functions. Additions to our sales and marketing staff in 2011 will primarily be related to DPS. We also plan to increase our marketing expenses to targeted areas in both the traditional business and our new services business that we believe provide substantial growth opportunities.

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

Research and Development Expenses

2010 Compared to 2009

Consolidated research and development costs for the year ended December 31, 2010 were $13,568, an increase of $1,986, or less than 17%, from the $11,582 reported for 2009. The change in research and development was primarily attributable to increased compensation expenses related to increased headcount, higher non-cash compensation expenses and increased cost of third party consulting expenses, partially offset by the benefit from the changes in currency rates.

The average full-time sales, research and development headcount increased 13% to 105 in 2010 from 93 in 2009. At year-end 2010, 2009 and 2008, the company employed 115, 92 and 89 research and development employees, respectively.

We estimate that the strengthening of the U.S. Dollar to the Euro and the weakening of the U.S. Dollar to the Australian dollar, reduced research and development expenses by approximately $291 in 2010 compared to 2009.

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

General and Administrative Expenses

2010 Compared to 2009

Consolidated general and administrative expenses for the year ended December 31, 2010 were $18,538, an increase of $2,355 or 15%, from the $16,183 reported for 2009. The increase in general and administrative expenses was primarily attributable to increased professional fees and higher cash compensation, non-cash compensation, depreciation and recruiting expenses, partially offset by the benefit from the changes in currency rates and lower provisions for uncollectible accounts receivable.

We estimate that the strengthening of the U.S. dollar to other currencies, primarily the Euro and Australian dollar, reduced general and administrative expenses by approximately $430 in 2010 compared to 2009.

The average full-time general and administrative employee headcount increased 13% to 53 in 2010 from 47 in 2009. At year-end 2010, 2009 and 2008, the company employed 57, 46 and 47 general and administrative employees, respectively.

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

Amortization Expense

2010 Compared to 2009

Amortization expense for 2010 was $443, a decrease of $10 or 2% from $453 reported for 2009. The decrease was primarily due to the strengthening of the U.S. Dollar versus the Euro.

2009 Compared to 2008

Amortization expense for 2009 was $453, a decrease of $173 or 28% from $626 reported for 2008. The decrease reflected the fact that the amortizable assets related to the acquisition of our Australian subsidiary, Identikey, in 2001 were fully amortized in 2008.

Interest Income, Net

2010 Compared to 2009

Consolidated net interest income was $324 in 2010 compared to $572 in 2009. The decrease in net interest income primarily reflected a decrease in the rate of return on higher average net cash balances. Average net cash balances were $78,263 in 2010, an increase of $13,971 or 22% from $64,292 in 2009. Our return on average net cash balances was 0.4% in 2010 compared to 0.9% in 2009. The reduction in the rate of return reflected the impact of various stimulus packages offered by governments to banks in the regions in which we operate. The stimulus packages effectively reduced the cost of funds to each bank, thereby reducing the interest rate the banks were willing to pay on deposits. We expect that the lower rates of return will continue in 2011.

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

Other Income (Expense), net

2010 Compared to 2009

Other income (expense), net in 2010 primarily included exchange gains (losses) on transactions that are denominated in currencies other than a subsidiary’s functional currency and subsidies received from foreign governments related to increasing trade in other countries. Other income was $698 in 2010 compared to $2,107 in 2009 and reflects a decrease in exchange gains of $1,060 and a decrease in other income of $349. We realized exchange losses of $225 in 2010 compared to exchange gains of $835 in 2009. In 2011, we expect that our other income from government subsidies will decline as government incentives put in place to stimulate the economies in some of the countries in which we operate lapse.

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

Income Taxes

2010 Compared to 2009

Income tax expense for 2010 was $2,606, compared to $3,460 in 2009. The effective tax rate in 2010 was 19%, a decrease of 4 percentage points from 23% in 2009. The reduction in the rate in 2010 is primarily attributable to the benefit of discrete items related to the adjustment of prior year’s tax provisions. We expect that our effective tax rate may vary significantly in future years as actual earnings or losses are realized in countries with lower tax rates or with loss carryforwards that have been reserved.

2009 Compared to 2008

Income tax expense for 2009 was $3,460, compared to $4,627 in 2008. The effective tax rate in 2009 was 23%, an increase of 7 percentage points from 16% in 2008. The rate in 2009 reflected the lower level of pretax profit earned in 2009 in tax jurisdictions that either have a lower statutory tax rate or have tax loss carry forwards that have been reserved.

Loss Carryforwards Available

At December 31, 2010, we had U.S. net operating loss (NOL) carryforwards of $21,247 and foreign NOL carryforwards of $4,834. Of these amounts, $19,561 is available to offset future taxable income. The remainder represents tax deductions for employee stock option gains which would be credited to paid-in capital. The U.S. loss carryforwards expire in varying amounts beginning in 2020 and continuing through 2029. The foreign loss carryforwards do not expire.

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

Liquidity and Capital Resources

At December 31, 2010, we had net cash balances (total cash, cash equivalents and restricted cash less bank borrowings), totaling $85,533. We had no outstanding term debt or restricted cash at December 31, 2010. During 2010, our bank line of credit expired and we did not renew it. In 2010, 2009 and 2008, we did not borrow against the line of credit.

Cash generated from operating activities was $21,083 during the year ended December 31, 2010. During 2010, we used $1,772 for investing activities, primarily for additions to property and equipment, and provided $3 from financing activities, primarily consisting of proceeds from the exercise of stock options. Capital expenditures were $1,417 for the year ended December 31, 2010.

Cash generated from operating activities was $12,828 during the year ended December 31, 2009. During 2009, we used $2,728 for investing activities, primarily for additions to property and equipment, and provided $119 in financing activities from the exercise of stock options. Capital expenditures were $2,169 for the year ended December 31, 2009.

The net effect of 2010 activity resulted in an increase in net cash of $17,932 and a net cash balance of $85,533 at December 31, 2010, compared to $67,601 at the end of 2009. Our working capital at December 31, 2010 was $96,889, an increase of $9,257 or 11% from $87,632 at December 31, 2009. The change is primarily attributable to the generation of positive cash flow from operations in 2010. Our current ratio was 4.8 to 1.0 at December 31, 2010. We believe that our current cash balances and the anticipated cash generated from operations, including deposits received on orders of DIGIPASS to be delivered in 2011, will be sufficient to meet our anticipated cash needs for the next 12 months.

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

As further described in Note 15 to the financial statements, during January 2011, we acquired DigiNotar for approximately $12.9 million. We funded the acquisition from our existing cash balances.

While we believe that our financial resources are adequate to meet our operating needs over the next twelve months, including the cash acquisition of DigiNotar in 2011, we anticipate that the difficult current economic conditions that exist on a worldwide basis today may require us to modify our business plans. In the current economic environment there is a risk that customers may delay their orders until the economic conditions stabilize or improve further. If a significant number of orders are delayed for an indefinite period of time, our revenue and cash receipts may not be sufficient to meet the operating needs of the business. If this is the case, we may need to significantly reduce our workforce, sell certain of our assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenue and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions. See our “Risks Related to Our Business” in Item 1A, Risk Factors.

Off-Balance Sheet Arrangements

The company has no off-balance sheet arrangements.

Contractual Obligations

The company has the following contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$13,794	$3,092	$4,827	$3,486	$2,389
Purchase obligations	$25,457	25,457	—	—	—
Warranty reserve	$61	61	—	—	—

Total contractual obligations	$39,312	$28,610	$4,827	$3,486	$2,389

The company had $470 of unrecognized tax benefits as of both December 31, 2010 and 2009, which have been set aside in a reserve in accordance with ASC 740-10. These amounts are not included in the above table as the timing of payment of such obligations, if any, is not determinable.

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

Long-lived assets, including property, plant and equipment, definite-lived intangible assets being amortized and capitalized software costs, are reviewed for impairment in accordance with ASC 360-10-25 through 35, Property, Plant and Equipment, whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. An impairment loss shall be recognized if the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Long-lived assets held for sale are reported at the lower of carrying value or fair value less cost to sell.

Goodwill and other Intangible Assets: We account for goodwill and indefinite-lived intangible assets in accordance with ASC 350-20-25 through 35, Intangibles-Goodwill and Other. We assess the impairment of goodwill and intangible assets with indefinite lives each year-end or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Once identified, the amount of the impairment is computed by comparing the carrying value of the assets to the fair value. Fair value for goodwill is determined using our stock price which is a level 1 valuation, as defined by ASC 820-10. Fair value for trademarks is based on discounted estimated future cash flows, which is a level 3 valuation. We have not recognized any impairment for the years ended December 31, 2010, 2009 or 2008 as the fair value of our reporting unit significantly exceeds our carrying amount. Based on the significant excess of fair value over carrying value in the most recent test performed at November 30, 2010, we do not believe we are at risk of failing future impairment testing. However, future decreases in our market value or significant differences in revenue, expenses, or cash flows from estimates used to determine fair value could affect this determination.

Income Taxes:

At December 31, 2010, we had U.S. net operating loss (NOL) carryforwards of $21,247 and foreign NOL carryforwards of $4,834. A portion of such losses are available to offset future taxable income in the respective jurisdictions. ASC 740-10 requires that valuation allowances be established for deferred tax assets if it is more likely than not that the assets will not be realized. We have provided valuation allowances against the entire U.S. NOL and a substantial portion of the foreign NOLs. (See Note 5 to the consolidated financial statements for more information regarding the NOL and valuation allowance.)

Also in accordance with ASC 740-10, we have established a reserve related to tax benefits of uncertain tax positions. We have identified one exposure concerning cost allocations used in the implementation of our worldwide strategy related to the ownership of our intellectual property for which we had a reserve of $470 at both December 31, 2010 and 2009, respectively, each of which is an offset to our U.S. deferred tax asset at the end of each respective period.

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

Both ASU 2009-13 and ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. VASCO adopted both Updates effective January 1, 2011. As a result of adoption of the Updates, we expect that:

1.	The sales of some of our products will be defined as software sales and we will continue to account for those transactions using ASC 985-605. Sales of some of our other products, however, will no longer qualify as sales of software and will be accounted for under ASC 605-25.

2.	For items continuing to be classified as software, we do not expect that the allocation of consideration will be significantly different than is currently the case as we have vendor-specific objective evidence for the most common type of undelivered items, such as maintenance and support. Further, we will continue to use the Residual Method when we have vendor-specific objective evidence of any undelivered elements.

3.	For sales of product that no longer qualify as software sales, we will allocate the arrangement consideration among each of the accounting units based on relative selling price of each of the units with any discount on the transaction being split proportionately between delivered and undelivered accounting units. We do not expect that the allocation of purchase price among delivered and undelivered elements to be significantly different than under our current accounting practices because, as noted above, we have vendor-specific objective evidence for the most common type of undelivered items and generally do not provide discounts that will significantly impact the value determined using VSOE.

4.	As a result, we do not expect that the impact of adopting ASU 2009-13 and ASU 2009-14 will have a material impact on the amount, pattern or timing of revenue recognized.

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

Item 7A - Quantitative and Qualitative Disclosures about Market Risk (In thousands)

Foreign Currency Exchange Risk – In 2010, approximately 91% of our business was conducted outside the United States, primarily in Europe, Latin America and Asia/Pacific. A significant portion of our business operations is transacted in foreign currencies. As a result, we have exposure to foreign exchange fluctuations. We are affected by both foreign currency translation and transaction adjustments. Translation adjustments result from the conversion of the foreign subsidiaries’ balance sheets and income statements to U.S. Dollars at year-end exchange rates and weighted average exchange rates, respectively. Translation adjustments resulting from this process are recorded directly into stockholders’ equity. Transaction adjustments result from currency exchange movements when one of our companies transacts business in a currency that differs from its local currency. These adjustments are recorded as gains or losses in our statements of operations. Our business transactions are spread across numerous countries and currencies. This geographic diversity reduces the risk to our operating results. As noted in Management’s Discussion and Analysis above, we attempt to minimize the net impact of currency on operating earnings by denominating an amount of billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency.

Interest Rate Risk – We have minimal interest rate risk. We had no debt outstanding at December 31, 2010. Our cash is invested in short-term instruments at current market rates. If rates were to increase or decrease by one percentage point, the company’s interest income would increase or decrease approximately $855 annually.

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who, respectively, are our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended December 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the end of the fiscal quarter ended December 31, 2010, our disclosure controls and procedures were effective to provide assurance that (i) the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. While our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance that their objectives are met, they cannot provide absolute assurance. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Notwithstanding the limitations noted above, our principal executive officer and principal financial officer have both concluded that our disclosure controls and procedures and internal control over financial reporting were effective at a reasonable level of assurance as of December 31, 2010.

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Controls – Integrated Framework (COSO). Based on our assessments we believe that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

VASCO Data Security International, Inc.:

We have audited VASCO Data Security International, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). VASCO Data Security International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, VASCO Data Security International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VASCO Data Security International, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 11, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois

March 11, 2011

Item 9B - Other Information

None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

All information in response to this Item is incorporated by reference to the “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Compliance” sections of VASCO’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 11 - Executive Compensation

The information in response to this Item is incorporated by reference to the “Executive Compensation” section of VASCO’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in response to this Item is incorporated by reference to the “Security Ownership of Certain Beneficial Owners, Directors and Management” section of VASCO’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information in response to this Item is incorporated by reference to the “Directors and Executive Officers” and “Transactions with Related Persons” sections of VASCO’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 14 - Principal Accounting Fees and Services

The information in response to this Item is incorporated by reference to the “Report of the Audit Committee” section of VASCO’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K.

(1) The following consolidated financial statements and notes thereto, and the related independent auditors’ report, are included on pages F-1 through F-23 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

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

(3) The following exhibits are filed with this Form 10-K or incorporated by reference as set forth at the end of the list of exhibits:

Exhibit Number	Description
2.1	IP Purchase Agreement between VASCO Data Security International GmbH and DigiNotar Technologie B.V., DigiNotar Notariaat B.V., DigiNotar B.V., and DigiNotar Holding B.V. dated January 10, 2011. (Incorporated by reference - Form 8K filed January 14, 2011.)

2.2	Share Sale and Purchase Agreement between VASCO Data Security International GmbH and DigiNotar Holding B.V., DigiNotar B.V., and DigiNotar Notariaat B.V. dated January 10, 2011. (Incorporated by reference - Form 8K filed January 14, 2011.)

2.3	Agreement between VASCO Data Security International GmbH and D.B.A. ten Burg Holding B.V. and Bosco Holding B.V. dated January 10, 2011. (Incorporated by reference - Form 8K filed January 14, 2011.)

3.1	Certificate of Incorporation of Registrant, as amended. (Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as amended (Registration No. 333-35563), originally filed on September 12, 1997.)

3.2	Bylaws of Registrant, as amended and restated December 12, 2007. (Incorporated by reference -Form 8-K filed on December 18, 2007.)

Exhibit Number	Description
4.1	Specimen of Registrant’s Common Stock Certificate. (Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as amended (Registration No. 333-35563), originally filed on September 12, 1997.)

4.2*	Form of Award Agreement for Stock Option Grant under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated. (Incorporated by reference -Form 10-K filed March 14, 2008.)

4.3*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated (time-based vesting) with respect to awards granted on January 9, 2008. (Incorporated by reference - Form 8-K/A filed January 16, 2008.)

4.4*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan as Amended and Restated (performance-based vesting) with respect to awards granted on January 9, 2008. (Incorporated by reference - Form 8-K/A filed January 16, 2008.)

4.5*	Form of Award Agreement for Deferred Stock under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated (performance-based vesting). (Incorporated by reference - Form 10-K filed March 14, 2008.)

4.6*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated (time-based vesting) with respect to awards granted on or after January 8, 2009. (Incorporated by reference - Form 8K filed January 14, 2009.)

4.7*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan as Amended and Restated (performance-based vesting) with respect to awards granted on or after January 8, 2009. (Incorporated by reference - Form 8-K filed January 14, 2009.)

4.8*	Form of Option Agreement under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan as Amended and Restated with respect to awards granted prior to January 9, 2008. (Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as amended (Registration No. 333-35563), originally filed with the Securities and Exchange Commission on September 12, 1997.)

4.9*	Form of Award Agreement for Deferred Stock under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan. (Incorporated by reference - Form 10-K filed March 16, 2010.)

4.10*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan. (Incorporated by reference - Form 10-K filed March 16, 2010.)

4.11*	Form of Award Agreement for Performance Shares under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted in 2010. (Incorporated by reference - Form 10-K filed March 16, 2010.)

4.12*	Form of Award Agreement for Performance Shares under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted in 2011. February 15, 2011

10.1*	1997 VASCO Data Security International, Inc. Stock Compensation Plan, as Amended and Restated. (Incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Schedule 14A, filed with the SEC on April 30, 1999.)

10.2*	Employment agreement with T. Kendall Hunt. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 31, 2003.)

Exhibit Number	Description

10.3*	Employment agreement with Clifford Bown. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 31, 2003.)

10.4	Share Sale and Purchase Agreement by and among VASCO Data Security International, Inc., A.O.S. Holding B.V., Filipan Beheer B.V., Mr. Mladen Filipan and Pijnenburg Beheer N.V., dated February 4, 2005 (Incorporated by reference - Form 8-K filed February 8, 2005.)

10.5*	Employment Agreement by and between VASCO Data Security International, Inc. and Jan Valcke effective as of January 1, 2005. (Incorporated by reference - Form 8-K filed July 1, 2005.)

10.6*	Letter agreement dated February 26, 2007, supplementing the Employment Agreement dated January 1, 2003, between the company and Clifford K. Bown. (Incorporated by reference - Form 8K filed March 2, 2007.)

10.7*	Letter agreement dated January 8, 2009, supplementing the Employment Agreement dated January 1, 2003, between the company and Clifford K. Bown. (Incorporated by reference - Form 8K filed January 14, 2009.)

10.8*	Employment Agreement Amendment, dated December 31, 2008 by and between VASCO Data Security International, Inc. and T. Kendall Hunt (Incorporated by reference - Form 8-K filed January 14, 2009.)

10.9*	Employment Agreement Amendment, dated December 31, 2008 by and between VASCO Data Security International, Inc. and Clifford K. Bown (Incorporated by reference - Form 8-K filed January 14, 2009.)

10.10*	Amendment to the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, dated December 19, 2008. (Incorporated by reference - Form 8-K filed January 14, 2009.)

10.11*	VASCO Data Security International, Inc. 2009 Equity Incentive Plan, effective December 19, 2008. (Incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Schedule 14A, filed with the SEC on April 30, 2009.)

10.12*	VASCO Data Security International, Inc. Executive Incentive Compensation Plan, effective December 19, 2008. (Incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Schedule 14A, filed with the SEC on April 30, 2009.)

10.13*	Amended and Restated Employment Agreement effective as of January 1, 2011 between VASCO Data Security International, Inc. and T. Kendall Hunt. (Incorporated by reference - Form 8-K filed April 27, 2010.)

10.14*	Letter Agreement dated February 15, 2011, by and between VASCO Data Security International, Inc. and T. Kendall Hunt. (Incorporated by reference - Form 8-K filed February 15, 2011.)

14.1	VASCO Data Security International, Inc. and Subsidiaries Code of Conduct and Ethics. (Incorporated by reference - Form 8-K filed March 12, 2008.)

14.2	Amended VASCO Data Security International, Inc. and Subsidiaries Code of Conduct and Ethics. (Incorporated by reference - Form 8-K filed April 27, 2010.)

21	Subsidiaries of Registrant.

23	Consent of KPMG LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 11, 2011.

Exhibit Number	Description
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 11, 2011.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 11, 2011.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 11, 2011.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

VASCO Data Security International, Inc.:

We have audited the accompanying consolidated balance sheets of VASCO Data Security International, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the accompanying consolidated financial statement Schedule II – Valuation and Qualifying Accounts. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois

March 11, 2011

VASCO Data Security International, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2010	2009
ASSETS
Current assets
Cash and equivalents	$85,533	$67,601
Accounts receivable, net of allowance for doubtful accounts of $1,274 in 2010 and $1,201 in 2009	21,702	30,400
Inventories	10,710	9,015
Prepaid expenses	1,859	1,588
Foreign sales tax receivable	2,282	1,086
Deferred income taxes	369	563
Other current assets	199	632

Total current assets	122,654	110,885
Property and equipment:
Furniture and fixtures	4,657	4,368
Office equipment	7,511	6,928

	12,168	11,296
Accumulated depreciation	(7,397)	(6,107)

Property and equipment, net	4,771	5,189
Goodwill, net of accumulated amortization	12,772	13,813
Intangible assets, net of accumulated amortization	1,603	1,797
Other assets	1,141	1,040

Total assets	$142,941	$132,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,857	$4,505
Deferred revenue	6,464	7,188
Accrued wages and payroll taxes	4,971	5,178
Income taxes payable	2,109	3,097
Other accrued expenses	3,364	3,285

Total current liabilities	25,765	23,253
Deferred compensation	456	490
Deferred revenue	47	277
Deferred income taxes	180	328

Total liabilities	26,448	24,348

Stockholders’ equity
Common stock: $.001 par value per share, 75,000 shares authorized; 37,640 and 37,487 shares issued and outstanding at December 31, 2010 and 2009, respectively	38	37
Preferred stock: 500 shares authorized, none issued and outstanding at December 31, 2010 or 2009	—	—
Additional paid-in capital	68,428	67,371
Accumulated income	47,524	36,718
Accumulated other comprehensive income	503	4,250

Total stockholders’ equity	116,493	108,376

Total liabilities and stockholders’ equity	$142,941	$132,724

See accompanying notes to consolidated financial statements

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended December 31,
	2010	2009	2008
Revenue	$107,963	$101,695	$132,977
Cost of goods sold	31,997	30,535	41,007

Gross profit	75,966	71,160	91,970

Operating costs:
Sales and marketing	31,027	30,299	35,352
Research and development	13,568	11,582	11,618
General and administrative	18,538	16,183	16,237
Amortization of purchased intangible assets	443	453	626

Total operating costs	63,576	58,517	63,833

Operating income	12,390	12,643	28,137
Interest income, net	324	572	990
Other income (expense), net	698	2,107	(209)

Income before income taxes	13,412	15,322	28,918
Provision for income taxes	2,606	3,460	4,627

Net income	$10,806	$11,862	$24,291

Net income per share:
Basic	$0.29	$0.32	$0.65

Diluted	$0.28	$0.31	$0.64

Weighted average common shares outstanding:
Basic	37,413	37,319	37,156

Diluted	38,241	38,084	38,204

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the years ended December 31,
	2010	2009	2008
Net income	$10,806	$11,862	$24,291
Other comprehensive income (loss) - Currency translation adjustment	(3,747)	559	(2,512)

Comprehensive income	$7,059	$12,421	$21,779

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2008	37,205	$37	$64,734	$565	$6,203	$71,539
Net income	—	—	—	24,291	—	24,291
Foreign currency translation adjustment	—	—	—	—	(2,512)	(2,512)
Exercise of stock options	17	—	80	—	—	80
Restricted stock awards	39	—	1,328	—	—	1,328
Conversion of warrants	79	—	274	—	—	274
Stock option compensation	—	—	284	—	—	284

Balance at December 31, 2008	37,340	37	66,700	24,856	3,691	95,284
Net income	—	—	—	11,862	—	11,862
Foreign currency translation adjustment	—	—	—	—	559	559
Exercise of stock options	38	—	119	—	—	119
Restricted stock awards	109	—	542	—	—	542
Stock option compensation	—	—	10	—	—	10

Balance at December 31, 2009	37,487	37	67,371	36,718	4,250	108,376
Net income	—	—	—	10,806	—	10,806
Foreign currency translation adjustment	—	—	—	—	(3,747)	(3,747)
Exercise of stock options	1	—	3	—	—	3
Restricted stock awards	152	1	1,054	—	—	1,055

Balance at December 31, 2010	37,640	$38	$68,428	$47,524	$503	$116,493

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$10,806	$11,862	$24,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,458	3,343	3,381
Deferred tax expense (benefit)	118	(38)	(612)
Non-cash compensation	1,021	(309)	3,117
Changes in assets and liabilities:
Accounts receivable, net	6,700	(4,951)	(223)
Inventories	(1,695)	4,363	(6,358)
Foreign sales tax receivable	(1,155)	6,375	(2,581)
Other current assets	(229)	5	(266)
Accounts payable	4,465	(5,864)	2,689
Income taxes payable	(744)	(91)	(849)
Accrued expenses	41	(951)	246
Current deferred compensation	—	(1,434)	—
Deferred revenue	(703)	518	671

Net cash provided by operations	21,083	12,828	23,506

Cash flows from investing activities:
Additions to property and equipment	(1,417)	(2,169)	(2,812)
Other assets	(355)	(559)	(256)

Net cash used in investing activities	(1,772)	(2,728)	(3,068)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	3	119	354

Net cash provided by financing activities	3	119	354

Effect of exchange rate changes on cash	(1,382)	(332)	(1,911)
Net increase in cash	17,932	9,887	18,881
Cash and equivalents, beginning of year	67,601	57,714	38,833

Cash and equivalents, end of year	$85,533	$67,601	$57,714

Supplemental cash flow disclosures:
Cash paid for income taxes	$3,372	$3,775	$6,177
Cash paid for interest	—	—	21

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

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

VASCO Data Security International, Inc. and its wholly owned subsidiaries design, develop, market and support hardware and software security systems that manage and secure access to information assets. VASCO has operations in Austria, Australia, Bahrain, Belgium, Brazil, China, France, India, Japan, The Netherlands, Singapore, the United Kingdom (U.K)., the United States (U.S.) and Switzerland.

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

Foreign Currency Translation and Transactions

The financial position and results of the operations of the majority of the company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income. Gains and (losses) resulting from foreign currency transactions were $(225), $835, and $(580) in 2010, 2009 and 2008, respectively, and are included in other income in the consolidated statements of operations.

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

Cash and Equivalents

Cash and equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are high-quality short term money market instruments with original maturities of three months or less. Cash and equivalents are held by a number of U.S. and non-U.S. commercial banks and money market investment funds with next day availability. Cash and equivalents at December 31, 2010 include $85,182 in money market investment funds or demand bank deposits for which fair value is equal to cost. These investments are valued using level one inputs, as defined in ASC 820, Fair Value Measurements and Disclosures. Cash and equivalents also include $351 in bank certificates of deposit for which fair value was $352 at December 31, 2010. Bank certificates of deposit are valued using level two inputs, as defined by ASC 820.

At December 31, 2010, cash and equivalents includes approximately $14,048 of unrestricted cash held on our behalf by our attorneys in a bank in The Netherlands pending the acquisition of DigiNotar in January 2011. (See note 15.)

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

Software Development Costs

We capitalize software development costs in accordance with ASC 985-20. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy currently defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. No software development costs were capitalized in any of the years ending December 31, 2010, 2009, or 2008.

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

Fair Value of Financial Instruments

At December 31, 2010 and 2009, our financial instruments were cash equivalents, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies, as described in Cash and Equivalents above. The fair values of the financial instruments were not materially different from their carrying amounts at December 31, 2010 and 2009.

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

We assess the impairment of goodwill and intangible assets with indefinite lives each year-end or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Once identified, the amount of the impairment is computed by comparing the carrying value of the assets to the fair value. Fair value for goodwill is determined using our stock price which is a level 1 valuation, as defined by ASC 820-10. Fair value for trademarks is based on discounted estimated future cash flows, which is a level 3 valuation. We have not recognized any impairment for the years ended December 31, 2010, 2009 or 2008 as the fair value of our reporting unit substantially exceeds our carrying amount.

Stock-Based Compensation

We have stock-based employee compensation plans, which are described more fully in Note 9. ASC 718-10 requires us to estimate the fair value of stock options and restricted stock granted to employees, directors and others and to record compensation expense equal to the estimated fair value. Compensation expense is recorded on a straight-line basis over the vesting period.

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

Note 2 – Inventories

Inventory is comprised of the following:

	December 31,
	2010	2009
Component parts	$4,716	$5,810
Work-in-process and finished goods	5,994	3,205

Total	$10,710	$9,015

Note 3 – Goodwill and Other Intangibles

Intangible asset activity for the two years ended December 31, 2010 and the composition of the balance as of December 31, 2010 is detailed in the following table. Certain goodwill and other intangibles are denominated in local currencies and are subject to currency fluctuations.

	Capitalized Technology	Patents & Trademarks	Total Intangible Assets	Goodwill
Net balance at December 31, 2008	1,454	543	1,997	13,584
Additions	—	241	241	—
Net foreign currency translation	12	—	12	229
Amortization expense	(432)	(21)	(453)	—

Net balance at December 31, 2009	1,034	763	1,797	13,813
Additions	—	326	326	—
Net translation loss	(77)	—	(77)	(1,041)
Amortization expense	(413)	(30)	(443)	—

Net balance at December 31, 2010	$544	$1,059	$1,603	$12,772

December 31, 2010 balance at cost	$11,106	$1,168	$12,274	$13,778
Accumulated amortization	(10,562)	(109)	(10,671)	(1,006)

Net balance at December 31, 2010	$544	$1,059	$1,603	$12,772

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Expected amortization of the intangible assets for the years ended:

December 31, 2011	$329
December 31, 2012	263
December 31, 2013	53
December 31, 2014	33
December 31, 2015	33
Thereafter	351

Subject to amortization	1,062
Trademarks	541

Total intangible assets	$1,603

Note 4 – Other Assets - Long-Term

Instructional software, developed in 2006 at a cost of $2,448, was capitalized in accordance with ASC 985-20 and amortized on a straight line basis over a three year life. In conjunction with a 2006 acquisition, deemed compensation in the amount of €1,250 (equivalent to $1,570 at the historical exchange rate) was recorded and amortized over four years. Changes in deferred tax assets are charged to income tax expense.

	Instructional software	Deemed compen- sation	Deferred tax assets	Deposits	Total other assets
Net balance at December 31, 2008	823	367	972	129	2,291

Additions/(reductions)	—	—	(302)	241	(61)
Net translation gain/(loss)	(16)	(10)	—	—	(26)
Amortized/expensed	(807)	(357)	—	—	(1,164)

Net balance at December 31, 2009	—	—	670	370	1,040

Additions/(reductions)	—	—	38	63	101

Net balance at December 31, 2010	$—	$—	$708	$433	$1,141

Amortization expense for instructional software and deemed compensation is included in selling expense.

Note 5 – Income Taxes

Income before income taxes was generated in the following jurisdictions:

	For the years ended December 31,
	2010	2009	2008
Domestic	$806	$(576)	$3,930
Foreign	12,606	15,898	24,988

Total	$13,412	$15,322	$28,918

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

The provision for income taxes consists of the following:

	For the years ended December 31,
	2010	2009	2008
Current:
Federal	$32	$(148)	$103
Foreign	2,461	3,646	5,117

Total current	2,493	3,498	5,220

Deferred:
Foreign	113	(38)	(593)

Total deferred	113	(38)	(593)

Total	$2,606	$3,460	$4,627

The differences between the income tax provisions computed using the statutory federal income tax rate of 35% and the provisions for income taxes reported in the consolidated statements of operations are as follows:

	For the years ended December 31,
	2010	2009	2008
Expected tax at statutory rate	$4,694	$5,363	$10,121
Foreign taxes at other rates	(1,783)	(1,989)	(4,247)
Change in valuation allowance due to:
NOL valuation reserve adjustments	(335)	(315)	(782)
Utilization of NOL carryforwards	(725)	(164)	(1,953)
Generation of NOL carryforwards	164	223	258
Taxes on intercompany interest / dividends	197	—	487
Non-deductible amortization	117	149	207
Prior year tax adjustments	67	111	247
Other, net	210	82	289

Total	$2,606	$3,460	$4,627

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Current deferred tax assets are presented as a separate line on the balance sheet. Long-term deferred tax assets are included in other long-term assets and identified in Note 4. Current deferred tax liabilities were $299 in 2010 and $194 in 2009 and are included in other accrued liabilities. The deferred income tax balances are comprised of the following:

	As of December 31,
	2010	2009
Deferred tax assets:
U.S. net operating loss carryforwards	$5,273	$6,021
Stock and long-term compensation plans	1,538	1,349
Foreign NOL carryforwards	1,456	1,609
Deferred revenue	259	384
Accrued expenses and other	264	133

Total gross deferred tax assets	8,790	9,496
Less: Valuation allowance	(7,713)	(8,263)

Net deferred income tax assets	$1,077	$1,233

Deferred tax liabilities:
Swiss tax allowances	$202	$—
Intangible assets—Logico acquisition	180	328
Potential tax on intercompany dividends	97	194

Deferred tax liabilities	$479	$522

At December 31, 2010, we had U.S. net operating loss (NOL) carryforwards of $21,247. Of this amount, $14,727 is available to offset future taxable income. The remainder represents tax deductions for employee stock option gains which would be credited to paid-in capital. The U.S. loss carryforwards expire in varying amounts beginning in 2020 and continuing through 2029. In addition, if certain substantial changes in the company’s ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S.NOL carryforwards that could be utilized.

At December 31, 2010, we also had foreign NOL carryforwards of $4,834. The foreign NOL carryforwards have no expiration dates.

The company has provided a valuation allowance at December 31, 2010 and 2009 for all of its U.S. deferred tax assets and certain foreign deferred tax assets. In assessing the realizability of deferred tax assets, the company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. In two foreign jurisdictions, we have determined that it is more likely than not that NOL carryforwards will be realized. The unreserved deferred tax asset for these NOL carryforwards is $1,029 at December 31, 2010. The amount of future earnings in these jurisdictions necessary to realize these benefits is $4,187. Annual earnings in these jurisdictions have averaged $1,058 over the last four years.

The net change in the valuation allowance for the years ended December 31, 2010, 2009 and 2008 was a decrease of $550, $151, and $2,977, respectively. This valuation allowance will be reviewed on a regular basis and adjustments made as appropriate. In addition to the utilization of NOLs in the U.S. and in foreign countries as noted above, the change in the valuation allowance also reflects other factors including, but not limited to, changes in our assessment of our ability to use existing NOLs, changes in currency rates and adjustments to

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

reflect differences between the actual returns filed and the estimates we made at financial reporting dates. For 2010, we have reviewed the NOL carryforwards for each of our entities to determine if it is more likely than not that the NOL carryforward would be utilized in future years. Based on our review, we have reduced income tax expense and the valuation reserve in 2010 by $335. The company expects to generate adequate taxable income to realize deferred tax assets in foreign jurisdictions where no valuation reserve exists.

The company has not provided deferred U.S. taxes on its unremitted foreign earnings because it considers them to be permanently invested. The unremitted foreign earnings are estimated to be $65,000. We have provided a deferred tax liability of $97 to reflect the foreign tax liability on unremitted earnings to one of our foreign subsidiaries.

We had no accrued interest or penalties for income tax liabilities at December 31, 2010. Our policy is to record interest expense and penalties on income taxes as income tax expense.

ASC 740-10 sets a “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions; it established measurement criteria for tax benefits and it established certain new disclosure requirements. We have identified one such exposure concerning cost allocations related to the implementation of our worldwide strategy related to the ownership of our intellectual property for which we had a reserve of $470 at December 31, 2010 and 2009, which is an offset to our U.S. deferred tax asset.

Our primary tax jurisdictions and the earliest year for which tax returns are subject to audit are presented in the following table. VASCO Data Security is abbreviated as “VDS”.

Australia	VDS Pty. Ltd.	2005
Austria	VDS Austria	2006
Belgium	VDS NV	2008
Belgium	VDS Europe NV	2007
Belgium	Lintel	2008
Belgium	Able NV	2006
Netherlands	VDS BV	2003
Singapore	VDS Asia Pacific	2006
Switzerland	VDS International GmbH	2010
United States	VDS International, Inc.	2005

Note 6 – Deferred Warranty Revenue and Warranty Reserve

Our standard practice is to provide a warranty on our DIGIPASS hardware for either one or two years, depending on where the sale is made, after the date of purchase. Customers may purchase extended warranties covering periods from one to four years after the standard warranty period. We defer the revenue associated with the extended warranty and recognize it into income on a straight-line basis over the extended warranty period. The estimated cost of providing warranty services during the extended warranty period is less than the revenue related to such warranty service.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Deferred warranty revenue at December 31, 2010, which will be recognized as revenue as follows:

Year	Amount
2011	$81
2012	34
2013	13

Total	$128

We maintain a reserve for the potential cost of future warranty claims related to products sold and recognized in revenue. The reserve is included in accrued expenses. Activity in the warranty reserve account during the three fiscal years ended December 31 was as follows:

	2010	2009	2008
Balance, beginning of period	$150	$475	$171
Provision for warranty claims	105	108	551
Product or cash issued to settle claims	(194)	(433)	(247)

Balance, end of period	$61	$150	$475

Note 7 – Debt

As of December 31, 2010 and 2009, we had no borrowings outstanding. During 2010, we did not renew our bank line of credit. In 2010, 2009 and 2008, we did not borrow against the line of credit.

Note 8 – Stockholders’ Equity

Preferred Stock and Warrants

During 2003, we sold 0.8 shares of Series D 5% Cumulative Convertible Voting Preferred Stock and 600 detachable warrants to purchase common stock at $3.47 per share. The warrants expired in 2008. Prior to expiration in 2008, holders exercised warrants to purchase 79 shares.

Note 9 – Stock Compensation Plans

In June 2009, our stockholders approved the VASCO Data Security International, Inc. 2009 Equity Incentive Plan (the “2009 Equity Plan”). The 2009 Equity Plan permits the issuance of awards in a variety of forms, including (1) shares of our common stock, (2) nonqualified and incentive stock options for the purchase of our common stock, (3) stock appreciation rights, (4) deferred stock, (5) other stock-based awards (including restricted shares, performance shares, performance units and other stock unit awards), and (6) cash incentive awards.

Upon approval of the 2009 Equity Plan, our 1997 Stock Compensation Plan, as amended and restated (the “1997 Compensation Plan”) was suspended. No additional awards will be issued under the 1997 Compensation Plan, however, all outstanding awards under the 1997 Compensation Plan were unaffected by the approval of the 2009 Equity Plan. The 1997 Compensation Plan permitted the award of stock compensation in various forms.

The 2009 Equity Plan and the 1997 Compensation Plan were designed and intended to provide performance incentives to employees and non-employee directors, consultants and other key persons of the company. Both

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

plans are administered by the Compensation Committee as appointed by the Board of Directors and are intended to be non-qualified plans.

As of December 31, 2010, the number of shares allowed to be issued under the 2009 Equity Plan was 7,669 shares of the company’s common stock, representing 20.4% of the issued and outstanding shares of the company as of such date.

The following table summarizes compensation expense recorded under the two plans. No tax benefits were recognized, due to our fully reserved U.S. NOL carryforwards.

	2010	2009	2008
Compensation expense included in income:
Stock options	$—	$11	$284
Restricted stock	1,054	542	1,328
Long-term compensation plan	(33)	(862)	1,505

Total expense (benefit)	1,021	(309)	3,117
Income tax benefit	—	—	—

Net expense (benefit)	$1,021	$(309)	$3,117

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

All options granted under the 1997 Compensation Plan were issued at market value on the date of grant, with terms of six to ten years and vesting periods ranging from one to five years. The company may issue new shares or treasury shares for option exercises. The following table summarizes option activity for the year ended December 31, 2010. All options outstanding at December 31, 2010 and 2009 were fully vested.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,297	$3.01	2.71	$4,493
Exercised	(1)	6.38	—	2
Forfeited or expired	(65)	9.70	0.02	—

Outstanding at December 31, 2010	1,231	2.65	1.88	6,746

At December 31, 2010:
Fully vested, exercisable options	1,231	$2.65	1.88	$6,746

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

The intrinsic value of options exercised and the fair value of shares vested over the last three years were:

	2010	2009	2008
Intrinsic value of options exercised	$2	$204	$130
Fair value of shares vested	—	21	271

All options were fully vested at December 31, 2009.

Time-Based Restricted Stock

We granted restricted stock awards to employees and non-employee directors under both the 2009 Equity Plan and the 1997 Compensation Plan. Awards to non-employee directors vest on the first anniversary date of the grant and awards to employees vest annually over a four year period. These shares are subject to forfeiture if the service period requirement is not met. Compensation expense equal to the market value of the stock on the grant date is recorded on a straight-line basis over the vesting period as required ASC 718-10. Compensation expense for 2010 was $905. The following table summarizes the time-based restricted stock activity for the year ended December 31, 2010:

	Shares	Weighted average remaining term (years)	Aggregate intrinsic value
Outstanding at January 1, 2010	165	1.03	$1,036
Shares vested	(95)		649
Shares awarded	152		992

Outstanding at December 31, 2010	222	1.85	1,805

The unamortized future compensation expense for time-based restricted stock awards was $929 at December 31, 2010.

Performance-Based Restricted Stock

Performance-based restricted stock was granted under the 2009 Equity Plan and the 1997 Compensation Plan and is earned over a three-year period beginning January 1 of the year of grant. Each executive officer’s right to performance-based restricted shares is subject to VASCO’s achievement of a three year cumulative earnings per share goal. Under the 2009 Equity Plan, each executive officer will receive 0% of the shares if less than 80% of the performance goal is achieved, 50% of the shares if 80% of the performance goal is achieved, 100% of the shares if 100% of the performance goal is achieved, and 160% of the shares if 140% of the performance goal is achieved. Under the 1997 Compensation Plan, each executive officer will receive 0% of the shares if less than 80% of the performance goal is achieved, 50% of the shares if 80% of the performance goal is achieved, 100% of the shares if 100% of the performance goal is achieved, and 125% of the shares if 140% of the performance goal is achieved.

The performance-based restricted shares granted in 2008 lapsed unearned as VASCO did not achieve the cumulative earnings per share goal for the three years ending December 31, 2010. The number of shares granted was 179 in 2010 and 83 in 2009, which represents the number of shares that will be received if the Company achieves 100% of the performance goal. The shares received for performance at a level between stated performance percentages will be interpolated. The performance targets are established by the Board of Directors.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Compensation expense equal to the market value of the stock on the grant date is recorded on a straight-line basis over the vesting period if the performance condition is deemed to be probable, as required by ASC 718-10. Compensation expense in 2010 includes a benefit of $231 for the reversal of 2009 award accruals and expense of $380 for the 2010 awards. The reversal of the reserve related to the 2009 awards reflected our assessment that it was not probable that we would achieve the performance targets required for the payout of the performance-based restricted stock. The unamortized future compensation expense for the performance-based restricted stock was $806 at December 31, 2010.

The following table summarizes the activity related to performance share units during 2010:

	Shares	Weighted average remaining term (years)	Aggregate intrinsic value
Outstanding at January 1, 2010	112	1.76	$703
Shares lapsed, unearned	(29)		—
Shares awarded	179		1,185

Outstanding at December 31, 2010	262	2.02	2,130

Long-term Incentive Compensation

Under the 2009 Equity Plan and the 1997 Compensation Plan, we provided long-term incentive awards to key employees, other than named executive officers, that can be earned if the company achieves certain cumulative earnings per share targets over a three year period. Under both plans, the amount of payment will be determined as follows: no award will be paid if the cumulative earnings per share is less than 90% of the target; if the cumulative earnings per share is greater than 90% but less than 110% of the target, the award will be prorated on a basis consistent with actual performance; and if the cumulative earnings per share is greater than 110% of the target, 120% of the award will be paid.

The award amounts are designated as a specific dollar amount but, at the option of the company, can be paid in either VASCO common stock or cash. If paid in stock, the company will issue the corresponding number of freely tradable shares to the employees based on the stock price on the date the awards are earned. The company granted awards totaling $2,020, $1,968, and $1,980, in 2010, 2009 and 2008, respectively. Compensation expense for long-term incentive awards is recognized ratably over the period beginning with the effective date of the grant and ending on December 31 of the targeted three-year period, if it is deemed probable that the target will be met.

Accruals for the 2009 grants were reversed in the fourth quarter of 2010, based on our assessment that it was not probable that we would achieve the performance targets required for the payout of the long-term incentive awards. Compensation expense in 2010 includes a benefit of $490 for the 2009 reversal and expense of $456 for the 2010 award.

Accruals for the 2007 and 2008 grants were reversed in the first quarter of 2009, based on our assessment that it was not probable that the performance targets would be met. Compensation expense in 2009 includes a benefit of $1,352 for the 2007 and 2008 reversals and expense of $490 for the 2009 award.

Employees forfeit their awards if they terminate from the company prior to the end of the three-year performance period. The amounts expensed are reported as liabilities on the balance sheet. The unamortized future compensation expense for the long-term incentive awards was $1,564 at December 31, 2010.

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

	For the years ended December 31,
	2010	2009	2008
Net Income	$10,806	$11,862	$24,291

Weighted average common shares outstanding
Basic	37,413	37,319	37,156
Incremental shares with dilutive effect:
Stock options	778	762	992
Restricted stock awards	50	3	27
Warrants	—	—	29

Dilutive	38,241	38,084	38,204

Net Income per share
Basic	$0.29	$0.32	$0.65
Dilutive	$0.28	$0.31	$0.64

Note 11 – Employee Benefit Plan

We maintain a defined contribution pension plan for our U.S. employees established pursuant to the provisions of Section 401(k) of the Internal Revenue Code, which provides benefits for eligible employees of the company and allow us to match employee contributions. For the years ended December 31, 2010, 2009 and 2008, we contributed $72, $75, and $100, respectively, to this plan as matching contributions.

We also maintain a pension plan for our Belgian employees, in compliance with Belgian law. The plan is a defined contribution plan, but has a minimum return guarantee under Belgian law. Returns guaranteed by the pension plan administrator are essentially equal to the legal requirement. For the years ended December 31, 2010, 2009 and 2008, the company contributed $470, $487, and $386, respectively, to this plan.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Note 12 – Geographic, Customer and Supplier Information

We classify our sales by our customers’ locations in four geographic regions: 1) EMEA, which includes Europe, the Middle East and Africa; 2) the United States, which for our purposes includes sales in Canada; 3) Asia Pacific Rim; and 4) Other Countries, including Australia, Latin America and Central Asia. Information regarding geographic areas for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Europe, Middle East, Africa (EMEA)	United States	Asia Pacific	Other Countries	Total
2010
Revenue	$72,694	$9,912	$10,860	$14,497	$107,963
Gross profit	50,950	7,683	6,078	11,255	75,966
Long-lived assets	18,685	730	17	147	19,579
2009
Revenue	$72,833	$7,376	$9,492	$11,994	$101,695
Gross profit	57,615	4,013	3,327	6,204	71,160
Long-lived assets	20,452	561	38	118	21,169
2008
Revenue	$89,511	$7,783	$10,116	$25,567	$132,977
Gross profit	59,352	6,577	6,346	19,695	91,970
Long-lived assets	20,123	450	65	2,052	22,690

For the years 2010, 2009 and 2008, our top 10 customers contributed 37%, 34%, and 44%, respectively, of total worldwide revenue. In 2010, one customer accounted for approximately 11% of total revenue. In 2009 and 2008, no one customer exceeded 10% of total revenue.

The majority of our products are manufactured by four independent vendors, one headquartered in Europe and the other three in Hong Kong. Our hardware DIGIPASSES are assembled at facilities in mainland China.

Note 13 – Commitments and Contingencies

The company leases office space and automobiles under operating lease agreements expiring at various times through 2018. Future minimum rental payments required under non-cancelable leases are as follows:

Year	Amount
2011	$3,092
2012	2,621
2013	2,206
2014	1,850
2015	1,636
Thereafter	2,389

Total	$13,794

Rent expense under operating leases aggregated $2,540, $2,544, and $2,228 for the years ended December 31, 2010, 2009 and 2008, respectively. Rent expense is recorded on a straight-line basis over the life of the lease agreement.

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

Note 14 – Quarterly Results of Operations (unaudited)

The quarterly results of operations are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Net sales	$23,915	$24,742	$26,301	$33,005
Gross profit	16,688	17,436	18,545	23,296
Operating expenses	15,964	15,860	16,043	15,710
Operating income	724	1,576	2,502	7,586
Net income	573	1,396	2,183	6,654
Net income per share:
Basic	$0.02	$0.04	$0.06	$0.18
Fully diluted	0.01	0.04	0.06	0.17

2009
Net sales	$23,175	$24,458	$22,126	$31,936
Gross profit	16,698	16,712	15,390	22,360
Operating expenses	11,976	15,360	13,436	17,745
Operating income	4,722	1,352	1,954	4,614
Net income	3,463	2,042	1,522	4,834
Net income per share:
Basic	$0.09	$0.05	$0.04	$0.13
Fully diluted	0.09	0.05	0.04	0.13

Due to rounding in earnings per share, the sum of the quarters may not be equal to the full year.

Note 15 – Subsequent Event—Acquisition of DigiNotar

On January 10, 2011, we purchased all of the intellectual property of DigiNotar Holding B.V. and its subsidiaries and acquired 100% of the stock of DigiNotar B.V. and DigiNotar Notariaat B.V., each a private company organized and existing in The Netherlands (collectively, “DigiNotar”), for cash in the aggregate of €10.0 million (approximately $12.9 million at an exchange rate of 1.29 dollars per Euro). Both transactions were effective January 1, 2011 (“Effective Date”). We funded the transactions from our existing cash balances.

Pursuant to the terms of the IP Purchase Agreement, we acquired all the intellectual property rights relating to the identity, authentication, signature and delivery services and products owned by DigiNotar Technologie B.V. and DigiNotar as guaranteed by their parent entity, DigiNotar Holding B.V., for total consideration of €6.3 million or approximately $8.1 million. In addition, pursuant to the terms of the Share Sales and Purchase Agreement (“Share Agreement”), we acquired all the shares of DigiNotar from DigiNotar Holding B.V. for initial consideration of €3.7 million or approximately $4.8 million, subject to adjustments related to working capital and certain liabilities and DigiNotar’s EBIT (earnings before interest and taxes) for fiscal year 2011 (collectively “Purchase Price Reductions”). Of the initial consideration under the Share Agreement, €1.45 million or approximately $1.9 million was paid at closing and €2.25 million or approximately $2.9 million was deposited into an escrow fund.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

The IP Purchase Agreement and the Share Agreement contain representations, warranties, and covenants that are customary for a transaction of this size and nature. DigiNotar Holding B.V. irrevocably and unconditionally guarantees DigiNotar’s performance and payments under the IP Agreement and will satisfy its obligations initially from the escrow fund established under Share Agreement. The escrow fund also serves as a source of payment in the event of any Purchase Price Reductions and for DigiNotar Holding B.V.’s indemnification obligations related to specified liabilities under the Share Agreement.

As additional support for the potential adjustment related to DigiNotar’s EBIT for 2011, an agreement and a second escrow fund in the amount of €0.4 million or approximately $0.5 million was established by D.B.A. ten Burg Holding B.V. and Bosco Holding B.V., both private limited liability companies organized and existing under the laws of The Netherlands. As a result of this agreement, the maximum potential adjustment related to DigiNotar’s EBIT increased from €1.0 million or approximately $1.3 million under the Share Agreement to €1.4 million or approximately $1.8 million in the aggregate.

SCHEDULE II

VASCO DATA SECURITY INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Beginning balance	Additions		Deductions
		Bad debt expense/ (recovery)	Foreign currency translation	Accounts written off	Ending balance
Allowance for doubtful accounts for trade accounts receivable
Year ended December 31, 2010	$1,201	114	(36)	(5)	$1,274
Year ended December 31, 2009	708	472	43	(22)	1,201
Year ended December 31, 2008	452	322	(24)	(41)	708

See accompanying independent auditors’ report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2011.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 11, 2011.

POWER OF ATTORNEY

Each of the undersigned, in his capacity as an officer or director, or both, as the case may be, of VASCO Data Security International, Inc. does hereby appoint T. Kendall Hunt, and each of them severally, his true and lawful attorneys or attorney to execute in his name, place and stead, in his capacity as director or officer, or both, as the case may be, this Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and any and all amendments thereto and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission. Each of said attorneys shall have power to act hereunder with or without the other attorney and shall have full power and authority to do and perform in the name and on behalf of each of said directors or officers, or both, as the case may be, every act whatsoever requisite or necessary to be done in the premises, as fully and to all intents and purposes as to which each of said officers or directors, or both, as the case may be, might or could do in person, hereby ratifying and confirming all that said attorneys or attorney may lawfully do or cause to be done by virtue hereof.

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