Form 10-Q
period 2011-03-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2011-05-06
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-24389

VASCO Data Security International, Inc.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-4169320
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

    Yes  ☐    No  ☒

There were 37,746,616 shares of Common Stock, $.001 par value per share, outstanding at April 30, 2011.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended March 31, 2011

This report may contain trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, DIGIPASS, VACMAN, aXsGUARD and IDENTIKEY.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$86,022	$85,533
Accounts receivable, net of allowance for doubtful accounts	20,088	21,702
Inventories	11,771	10,710
Prepaid expenses	2,099	1,859
Foreign sales tax receivable	1,419	2,282
Deferred income taxes	355	369
Other current assets	1,734	199

Total current assets	123,488	122,654

Property and equipment:
Furniture and fixtures	5,068	4,657
Office equipment	8,581	7,511

	13,649	12,168
Accumulated depreciation	(8,199)	(7,397)

Property and equipment, net	5,450	4,771

Goodwill, net of accumulated amortization	16,377	12,772
Intangible assets, net of accumulated amortization	11,308	1,603
Other assets	1,253	1,141

Total assets	$157,876	$142,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,989	$8,857
Deferred revenue	10,766	6,464
Accrued wages and payroll taxes	6,594	4,971
Income taxes payable	2,600	2,109
Other accrued expenses	3,716	3,364

Total current liabilities	32,665	25,765

Deferred compensation	651	456
Deferred revenue	35	47
Deferred income taxes	1,007	180

Total liabilities	34,358	26,448

Stockholders’ equity
Common stock: $.001 par value per share, 75,000 shares authorized; 37,747 and 37,640 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	38	38
Preferred stock: 500 shares authorized, none issued and outstanding at March 31, 2011 or December 31, 2010	-	-
Additional paid-in capital	68,814	68,428
Accumulated income	50,024	47,524
Accumulated other comprehensive income	4,642	503

Total stockholders’ equity	123,518	116,493

Total liabilities and stockholders’ equity	$157,876	$142,941

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2011	2010
Revenue	$36,358	$23,915

Cost of goods sold	13,678	7,227

Gross profit	22,680	16,688

Operating costs:
Sales and marketing	9,512	7,929
Research and development	4,057	3,272
General and administrative	5,361	4,648
Amortization of purchased intangible assets	681	115

Total operating costs	19,611	15,964

Operating income	3,069	724

Interest income, net	112	71
Other income, net	291	60

Income before income taxes	3,472	855
Provision for income taxes	972	282

Net income	$2,500	$573

Net income per share:
Basic	$0.07	$0.02

Diluted	$0.06	$0.01

Weighted average common shares outstanding:
Basic	37,518	37,400

Diluted	38,468	38,287

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended March 31,
	2011	2010
Net income	$2,500	$573

Other comprehensive income (loss) -
Currency translation adjustment	4,139	(3,525)

Comprehensive income (loss)	$6,639	$(2,952)

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$2,500	$573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,120	732
Deferred tax expense (benefit)	(144)	42
Non-cash compensation	567	533
Changes in assets and liabilities:
Accounts receivable, net	3,292	7,133
Inventories	(932)	111
Foreign sales tax receivable	908	552
Other current assets	(303)	(43)
Accounts payable	(780)	(131)
Income taxes payable	326	245
Accrued expenses	1,177	371
Deferred revenue	3,952	611

Net cash provided by operations	11,683	10,729

Cash flows from investing activities:
Purchase of DigiNotar	(13,168)	-
Additions to property and equipment	(370)	(374)
Other assets	(202)	(29)

Net cash used in investing activities	(13,740)	(403)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	14	-

Net cash provided by financing activities	14	-

Effect of exchange rates on cash	2,532	(1,807)

Net increase (decrease) in cash	489	8,519
Cash and cash equivalents, beginning of year	85,533	67,601

Cash and cash equivalents, end of period	$86,022	$76,120

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of VASCO Data Security International, Inc. and its subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

For the three months ended March 31, 2011, gains resulting from foreign currency transactions were $29 compared to losses of $148 for the three month period ended March 31, 2010.

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 985-605, Software – Revenue Recognition, ASC 985-605-25, Revenue Recognition – Multiple Element Arrangements and Staff Accounting Bulletin 104. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the revenue is probable.

Effective January 1, 2011, we adopted Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements a Consensus of the FASB Emerging Issues Task Force, which amended ASC 985-605-25, and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, which amended ASC 985-605. In multiple-element arrangements, the adoption of these two ASUs will result in some of our products continuing to be accounted for under the software provisions of ASC 985-605 and others to be accounted for under the provisions that relate to the sale of non-software products.

In our typical multiple-element arrangement, the primary deliverables include:

1.	a client component (i.e., an item that is used by the person being authenticated in the form of either a new standalone hardware device or software that is downloaded onto a device the customer already owns),

2.	host system software that is installed on the customer’s systems (i.e., software on the host system that verifies the identity of the person being authenticated) or licenses for additional users on the host system software if the host system software had been installed previously, and

3.	post contract services (PCS) in the form of maintenance on the host system software or support.

Our multiple-element arrangements may also include other items that are usually delivered prior to the recognition of any revenue and incidental to the overall transaction such as initialization of the hardware device, customization of the hardware device itself or the packaging in which it is delivered, deployment services where we deliver the device to our customer’s end-use customer or employee and, in some limited cases, professional services to assist with the initial implementation of a new customer.

Effective January 1, 2011 with the adoption of ASU 2009-13 and 14 there will not be any change in the units of accounting, but there will be a change in the method we use to allocate the revenue among the elements included in the arrangement.

In multiple-element arrangements that include a hardware client device, we allocate the selling price among the elements based on the percentage of the estimated selling price of that element to the total of the estimated selling price of all of the elements. Any discount provided on the transaction as a whole will be allocated among each of the elements included in the arrangement and any PCS included in the transaction will be deferred and amortized.

In multiple-element arrangements that include a software client device, we will continue to account for each element under the current standards of ASC 985-605 related to software. When software client device and host software are delivered elements, we use the Residual Method (ASC 605-25) for determining the amount of revenue to recognize for token and software licenses if we have vendor specific objective evidence (VSOE) for all of the undelivered elements. Any discount provided to the customer is applied fully to the delivered elements in such an arrangement. We defer the revenue for tokens and software in any multiple element arrangement where we do not have VSOE for any undelivered element. VSOE of fair value of PCS agreements is based on separate sales transactions on a worldwide basis. In sales arrangements where VSOE of fair value has not been established, revenue for all elements is deferred and amortized over the life of the arrangement.

We do not expect a significant change in the pattern or timing of revenue recognition. The adoption of the new ASU 2009-13 and 14 did not have a significant impact on the recognition of revenue for the three months ended March 31, 2011 and is not expected to have a material impact on the recognition of future revenues.

For transactions other than multiple-element arrangements, we recognize revenue as follows:

1.	Hardware Revenue and License Fees: Revenue from the sale of computer security hardware or the license of software is recorded upon shipment or, if an acceptance period is allowed, at the latter of shipment or customer acceptance. No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized.

2.	Maintenance and Support Agreements: Maintenance and support agreements generally call for us to provide software updates and technical support, respectively, to customers. Revenue on maintenance and technical support is deferred and recognized ratably over the term of the applicable maintenance and support agreement.

3.	Services: Subscription revenue is recognized ratably over the period in which the service is provided.

4.	Consulting and Education Services: We provide consulting and education services to our customers. Revenue from such services is recognized during the period in which the services are performed.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are high-quality short term money market instruments, with original maturities of three months or less. Cash and equivalents are held by a number of U.S. and non-U.S. commercial banks and money market investment funds. Cash and equivalents at March 31, 2011 include $85,923 in money market investment funds or demand bank deposits for which fair value is equal to cost. These investments are valued using level one inputs, as defined in ASC 820, Fair Value Measurements and Disclosures. Cash and equivalents also include $99 in bank certificates of deposit for which fair value was $99 at March 31, 2011. Bank certificates of deposit are valued using level two inputs, as defined by ASC 820.

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

Software Development Costs

We capitalize software development costs in accordance with ASC 985-20. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. No software development costs were capitalized during the three months ended March 31, 2011. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on.

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

Fair Value of Financial Instruments

At March 31, 2011 and December 31, 2010, our financial instruments were cash equivalents, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies as described in Cash and Cash Equivalents above. The fair values of the financial instruments were not materially different from their carrying amounts at March 31, 2011 and December 31, 2010.

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

We assess the impairment of goodwill and intangible assets with indefinite lives each year-end or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Once identified, the amount of the impairment is computed by comparing carrying value of the assets to fair value. Fair value for goodwill is determined using our stock price which is a level 1 valuation, as defined in ASC 820-10. Fair value for trademarks is based on discounted estimated future cash flows, which a level 3 valuation. We have not recognized any impairment for the three months ended March 31, 2011 as the fair value of our reporting unit substantially exceeds our carrying amount at December 31, 2010 and there were no events or changes in circumstances during the three months ended March 31, 2011 that indicate that the carrying value may not be recoverable.

Warranty

Warranties are provided on the sale of certain of our products and an accrual for estimated future claims is recorded at the time revenue is recognized. We estimate the cost based on past claims experience, sales history and other considerations. We regularly assess the adequacy of our estimates and adjust the amounts as necessary. Our standard practice is to provide a warranty on our hardware products for either a one or two year period after the date of purchase. Customers may purchase extended warranties covering periods from one to four years after the standard warranty period. We defer the revenue associated with the extended warranty and recognize it into income on a straight-line basis over the extended warranty period. We have historically experienced minimal actual claims over the warranty period.

Note 2 – Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents the balance due on credit sales made to customers. The allowance for doubtful accounts is an estimate of losses that may result from customers’ inability to make payment on their outstanding balances.

	March 31, 2011	December 31, 2010
Accounts receivable	$21,428	$22,976
Allowance for doubtful accounts	(1,340)	(1,274)

Accounts receivable, net	$20,088	$21,702

Note 3 – Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the FIFO method.

Inventories are comprised of the following:

	March 31, 2011	December 31, 2010
Component parts	$5,580	$4,716
Work-in-process and finished goods	6,191	5,994

Total	$11,771	$10,710

Note 4 – Acquisition of DigiNotar

On January 10, 2011, we purchased all of the intellectual property of DigiNotar Holding B.V. and its subsidiaries and acquired 100% of the stock of DigiNotar B.V. and DigiNotar Notariaat B.V., each a private company organized and existing in The Netherlands (collectively, “DigiNotar”), for aggregate consideration of €10,000 (approximately $13,253 at an exchange rate of 1.32 dollars per Euro) comprised of assumed debt of €64 and cash. Both transactions were effective January 1, 2011. We funded the transactions from our existing cash balances.

The consideration has been allocated to assets acquired and liabilities assumed based on their respective fair values as of the acquisition date as follows:

Current assets	$2,039
Property and equipment	589
Goodwill	2,632
Intangible assets	10,139

Deferred income tax liabilities – current	414
Other current liabilities	1,217
Deferred income tax liabilities – non-current	515

Acquired identifiable intangible assets totaling $10,139 are being amortized over their respective useful lives ranging from two to seven years and are further described in Note 6.

Purchase consideration includes contingent consideration held in escrow payable upon the achievement of certain one year operating targets. The contingent consideration has been recorded as a current asset at its estimated fair value of $861 and will be re-measured quarterly with changes in fair value recorded in our statements of operations. The change in fair value for the three months ended March 31, 2011 was not significant.

The acquisition is not material to our unaudited condensed consolidated balance sheet and results of operations. The unaudited condensed financial statements include the operating results of DigiNotar from the acquisition date

Note 5 – Goodwill

Goodwill as of March 31, 2011 consisted of the following:

Net balance at December 31, 2010	$12,772
Additions – DigiNotar	2,632
Net foreign currency translation	973

Net balance at March 31, 2011	$16,377

For the three months ended March 31, 2011, all additions to goodwill result from the acquisition of DigiNotar as further described in Note 4. Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuation.

Note 6 – Intangible Assets

Intangible asset activity for the three months ended March 31, 2011 is detailed in the following table.

	Capitalized Technology	Patents & Trademarks	Other	Total Intangible Assets
Net balance at December 31, 2010	$544	$1,059	$-	$1,603
Additions – DigiNotar	7,554	318	2,267	10,139
Additions – Other	-	52	-	52
Net foreign currency translation	30	20	145	195
Amortization expense	(483)	(26)	(172)	(681)

Net balance at March 31, 2011	$7,645	$1,423	$2,240	$11,308

Additions – DigiNotar result from the acquisition of DigiNotar as further described in Note 4. Other intangibles includes a non-compete agreement, exclusive product endorsement, and customer relationships. Certain intangibles are denominated in local currencies and are subject to currency fluctuations.

Note 7 – Income Taxes

Our effective tax rate for 2011 is expected to be 28%. This is lower than the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates, partially offset by losses in the U.S. for which the tax benefit is fully reserved because we have not deemed that the realization is more likely than not. The expected tax rate for 2010 was 33% in the first quarter of 2010. The tax rate in the first quarter of 2010 also benefited from income in foreign jurisdictions taxed at lower rates, partially offset by net losses in the U.S., that had been fully reserved.

At December 31, 2010, we had U.S. net operating loss (NOL) carryforwards of $21,247. Of this amount, $14,727 would result in a benefit to earnings. The remainder represents tax deductions for employee stock option gains the benefit for which would be credited to paid-in capital. The U.S. loss carryforwards expire in varying amounts beginning in 2020 and continuing through 2029. In addition, if certain substantial changes in the company’s ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized. At December 31, 2010, we also had foreign NOL carryforwards of $4,834. The foreign NOL carryforwards have no expiration dates. A valuation reserve has been provided for the U.S. and certain foreign operating loss carryforwards to offset the future benefits because we have not determined that their realization is more likely than not.

Note 8 – Warranties

We maintain a reserve for potential warranty claims related to products sold and recognized in revenue. We regularly reassess the adequacy of our estimates and adjust the amounts as necessary. Our warranty reserve is included in other accrued expenses.

The activity in our warranty liability was as follows:

	Three months ended March 31
	2011	2010
Balance, beginning of period	$61	$150
Provision for claims	5	-
Product or cash issued to settle claims	(55)	(60)

Balance, end of period	$11	$90

At March 31, 2011, deferred revenue from extended warranties was $106.

Note 9 – Long-Term Compensation Plan and Stock Based Compensation

In the first quarter of 2011, we awarded 190 shares of restricted stock under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan consisting of 88 unissued shares subject to future performance criteria and 102 issued shares. The market value of the restricted shares was $1,588 at the date of grant and will be amortized over the respective vesting periods of one to four years.

The following table details long-term compensation plan and stock-based compensation expense for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Restricted stock	$372	$374
Long-term compensation plan	195	159

Total Non-Cash Compensation	$567	$533

Note 10 – Common Stock and Earnings per Share

In connection with the 2009 Equity Incentive Plan described above, we issued 102 shares of restricted common shares during the three months ended March 31, 2011.

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three month periods ended March 31, 2011 and 2010 follow:

	Three months ended March 31,
	2011	2010
Net income	$2,500	$573

Weighted average common shares outstanding
Basic	37,518	37,400
Incremental shares with dilutive effect:
Stock options	869	821
Restricted stock awards	81	66

Diluted	38,468	38,287

Net income per share
Basic	$0.07	$0.02
Diluted	$0.06	$0.01

Note 11 – Acquisition of Alfa & Ariss

On April 1, 2011, we acquired all of the stock of Alfa & Ariss B.V. (Alfa & Ariss), an open identity and access management specialist of Enschede, The Netherlands, in exchange for cash consideration of €1,000 (approximately $1,400 at the exchange rate of $1.4 Dollars per Euro). The acquisition was funded by our existing cash balances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except headcount, ratios, time periods and percents)

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 concerning, among other things, the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and the anticipated future growth in certain markets in which we currently market and sell our products or anticipate selling and marketing our products in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect”, “believe”, “will”, “anticipate”, “emerging”, “intend”, “plan”, “could”, “may”, “estimate”, “should”, “objective”, “goal”, “possible”, “potential” and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors have been described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2010 and include, but are not limited to, (a) risks of general market conditions, including currency fluctuations and the uncertainties resulting from turmoil in world economic and financial markets, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, and changing government regulations, and (c) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements.

General

The following discussion is based upon our consolidated results of operations for the three months ended March 31, 2011 and 2010 (percentages in the discussion may be rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-Q and our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

We offer our products either through a product sales and licensing model or through our DIGIPASS as a Service (“DPS”) product offering. DPS is our cloud-based authentication platform. DPS will enable application hosts to deploy strong two-factor authentication quickly with minimal upfront costs. Users will benefit from the added security of strong two-factor authentication available on an increasing number of Internet sites and applications. We expect those applications to include business-to-business applications, business to employee applications (e.g., employees of companies logging into third party applications operated in the cloud), and business-to-consumer applications. While there were no revenues generated from this product in the first quarter of 2011, we believe that it has the potential for significant future growth as it will make two-factor authentication more affordable and readily available to users and application markets.

In January 2011, we acquired DigiNotar BV. The acquisition expands the technological breadth of our product line by expanding our abilities to offer PKI technology throughout the product line. We expect that acquisition will enhance our market position in three areas; (1) as a trusted internet service provider of PKI certificates, which we expect will improve our ability to penetrate government markets (2) as a licensor of PKI-based products to customers for use in their applications, which we believe will enhance our ability to compete in our traditional business and (3) as a provider of our own PKI-secured applications, such as document signing, registration and storage solutions, which we expect will expand opportunities for us on our services platform.

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

Comparison of Results for the Three Months Ended March 31, 2011 and 2010

Industry Growth: We believe that, while there are no accurate measurements of the total industry’s size, the industry growth rate is increasing and will continue to grow at a significant rate into the foreseeable future. Growth is being driven by new government regulations, growing awareness of the impact of identity theft, and the growth in commerce that is transacted electronically. The issues driving the growth are global issues and the rate of adoption in each country is a function of that country’s culture, the competitive position of businesses operating in those countries, the country’s overall economic conditions and the degree to which businesses and consumers within the country use technology. While industry growth in 2010 was uneven in the various countries in which we operate, we experienced an increase in requests for information and proposals throughout the year and an increase in order intake, especially in the second half of 2010. We expect that the industry will return to more normal growth in 2011 as both our order intake and our pipeline of potential future deals continued strong in the first quarter of 2011.

Economic Conditions: Our revenue may vary significantly with changes in the economic conditions in the countries in which we sell products. With our current concentration of revenue in Europe and specifically in the banking/finance vertical market, significant changes in the economic outlook for the European banking market may have a significant effect on our revenue.

Starting in the fourth quarter of 2009, we received an increase in the number of requests for information and requests for proposals. That increase in activity started to manifest itself into a strong order flow in the second half of 2010. As a result of the increase in orders, we realized a sequential increase in revenue in the third quarter of 2010 compared to the second quarter of 2010, which was unusual given the seasonality of our business, another sequential increase in revenue in the fourth quarter of 2010 compared to the third quarter of 2010, which we generally expect given the seasonality of our business, and a strong backlog of orders for delivery in 2011 and beyond. Also, with the apparent abatement of the difficult economic conditions in the fourth quarter of 2009 in many of the countries in which we operate, we initiated a plan to hire staff to support new product development, support new sales initiatives and mitigate risk while strengthening our position in existing markets. These actions continued throughout 2010 and resulted in lower operating earnings as a percentage of revenue in 2010. These actions are also expected to result in lower operating income as a percentage of revenue in 2011; however, we believe that these actions allowed us to strengthen our overall market position and will result in higher revenue and higher operating earnings in future years.

Currency Fluctuations: In the first quarter of 2011 and 2010, approximately 94% and 91%, respectively, of our revenue was generated outside the United States. In addition, approximately 83% of our operating expenses were incurred outside the United States in both the first quarter of 2011 and 2010. Changes in currency exchange rates, especially from the Euro to U.S. Dollar, can have a significant impact on revenue and expenses.

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

The U.S. Dollar strengthened by approximately 3% against the Euro and weakened approximately 12% against the Australian Dollar for the quarter ended March 31, 2011, as compared to the same period in 2010. We estimate that the net effect of changes against these two currencies in 2011 compared to 2010 resulted in a decrease in revenue of approximately $43 for the quarter ended March 31, 2011, compared to the same period in 2010, and a decrease in operating expenses of approximately $269 for the quarter ended March 31, 2011, compared to the same period in 2010.

The financial position and results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland and Singapore (in which the functional currency is the U.S. Dollar), are generally measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders’ equity. Revenue and expenses are translated at average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other non-operating income (expense). Foreign exchange transaction gains aggregating $29 in the first quarter of 2011 compare to losses of $148 in the first quarter of 2010.

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

	EMEA	United States	Asia Pacific	Other Countries	Total
Three months ended March 31:
Total Revenue:
2011	$26,480	$2,282	$2,317	$5,279	$36,358
2010	16,208	2,125	1,285	4,297	23,915

Percent of Total:
2011	73%	6%	6%	15%	100%
2010	68%	9%	5%	18%	100%

Total revenue in the first quarter of 2011 increased $12,443, or 52%, over first quarter 2010. The increase was primarily attributable to growth in the number of units shipped to the banking/finance (Banking) market in all regions, partially offset by a decrease in the average selling price per unit. The decline in the average price per unit generally reflects our approach to pricing, which provides lower prices for higher order quantities.

Revenue generated in EMEA during the first quarter 2011 was $10,272, or 63%, higher than the first quarter of 2010. The increase was primarily attributable to factors noted above related to the quarter as a whole and reflected increased revenue in both the Banking market and the Enterprise and Application Security market.

Revenue generated in the United States during the first quarter was $157, or 7%, higher than the first quarter of 2010. The increase was primarily attributable to factors noted above related to the quarter as a whole and reflected increased revenue in the Banking market partially offset by a decline in the Enterprise and Application Security market. The U.S. market continues to defer the adoption of two factor authentication for retail internet banking applications, but we believe that we are well positioned to meet the needs of the U.S. market when banks decide to deploy strong user authentication to their retail banking customers.

Revenue generated in the Asia Pacific region during the first quarter was $1,032, or 80%, higher than the first quarter of 2010. The increase was primarily attributable to an increase in the Banking market as noted above.

Revenue generated from other countries during the first quarter was $982, or 23%, higher than the first quarter of 2010. The increased revenue from other countries was primarily due to increases in the Banking markets in Central and South America and an increase in the Enterprise and Application Security market in Australia. VASCO continues to invest in new markets by hiring new sales and support staff to help penetrate the developing markets for strong user authentication.

Given the relatively small size of the revenue in regions other than EMEA, the results may vary substantially quarter-to quarter and year-to-year on both an absolute and on a percentage basis depending upon the timing of the receipt and delivery of a large new order or the completion of a large rollout. We believe that the variability in results will lessen as we develop a larger base of Banking customers, further develop our distribution channel for the Enterprise and Application Security market and expand revenues from the Services market.

Revenue by Target Market: Revenue is generated currently from two primary markets, Banking and Enterprise and Application Security, through the use of both direct and indirect sales channels. The Enterprise and Application Security market includes corporations, business-to-business, business-to-consumer, e-commerce, e-government, services revenues, including DigiNotar, and various other vertical application markets that are not related to banking or finance. The breakdown of revenue between the two primary markets was as follows:

	Banking	Enterprise & Application Security	Total
Three months ended March 31:
Total Revenue:
2011	$30,254	$6,104	$36,358
2010	17,671	6,244	23,915

Percent of Total:
2011	83%	17%	100%
2010	74%	26%	100%

Revenue in the first quarter of 2011 from the Banking market increased $12,583, or 71%, over the first quarter of 2010 and revenue from the Enterprise and Application Security market decreased $140, or 2%, in the same period.

We believe that the increase in revenue in the Banking market reflected a return of the banks to their more traditional ways of doing business (e.g., larger orders for delivery over several quarters) following the banking crisis and economic slowdown that started in the fourth quarter of 2008.

We believe that the decrease in revenue in the Enterprise and Application Security markets reflected the carryover impact of a strong fourth quarter of 2010. We believe that the increased volume in the fourth quarter of 2010 reflected the improving economic conditions for corporations and their year-end push to spend available budget amounts. We expect that the revenues from the Enterprise and Application Security markets will increase in the coming quarters as long as the economic recovery continues.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue for the three months ended March 31, 2011 and 2010:

	March 31,
	2011	2010
Revenues	100.0%	100.0%

Cost of goods sold	37.6%	30.2%

Gross profit	62.4%	69.8%

Operating costs:
Sales and marketing	26.2%	33.2%
Research and development	11.2%	13.7%
General and administrative	14.7%	19.4%
Amortization of purchased intangible assets	1.9%	0.5%

Total operating costs	54.0%	66.8%

Operating income	8.4%	3.0%

Interest income	0.3%	0.3%
Other income (expense)	0.8%	0.3%

Income before income taxes	9.5%	3.6%
Provision for income taxes	2.6%	1.2%

Net income	6.9%	2.4%

Gross Profit

Consolidated gross profit for the quarter ended March 31, 2011 was $22,680, an increase of $5,992, or 36%, from the quarter ended March 31, 2010. Gross profit as a percentage of revenue (gross margin) was 62% for the quarter ended March 31, 2011, as compared to 70% for the quarter ended March 31, 2010. The decrease in gross margin for the first quarter of 2011 compared to 2010 is primarily related to:

•	a decrease in gross margins from sales in the Banking market,
•	a decrease in the percentage of our revenue that came from the Enterprise and Application Security Market and
•	a decrease in non-hardware revenues as a percentage of total revenue.

The decline in gross margin from the Banking market reflected an increase in large orders from banks which, consistent with our approach to pricing, are at lower average selling prices per unit. As mentioned earlier, revenue from our Enterprise and Application Security market, which generally has margins that are 20 to 30 percentage points higher than the Banking market, was 17% of our total revenue in the first quarter of 2011 compared to 26% in the first quarter of 2010. Our non-hardware revenues were approximately 22% of total revenue in the first quarter of 2011 compared with 24% in the first quarter of 2010.

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

On a consolidated basis, our operating expenses for the three months ended March 31, 2011 were $19,611, an increase of $3,647 or 23% from the quarter ended March 31, 2010. The increase in consolidated operating expenses was primarily related to the impact of our hiring program in 2010 and our acquisition of DigiNotar in January of 2011.

In most quarters, the most significant factor driving our operating expenses is our headcount. Direct compensation and benefit plan expenses generally represent between 55% and 60% of our operating expenses. In addition, a number of other expense categories are directly related to headcount.

During the first quarter of 2010, in anticipation of strong growth in our markets in the later part of 2010 and into 2011, we began an aggressive hiring program that resulted in an increase in our staff by 48 persons, or approximately 16% for the full year. We estimate that the addition of the staff in 2010 resulted in an increase of direct compensation expense of approximately $1,401 in for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Operating expenses associated with the acquisition of DigiNotar were approximately $1,550 for the first quarter of 2011 and included $992 of expenses related to operations and $558 related to the amortization of purchased intangible assets.

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended March 31, 2011 were $9,512, an increase of $1,583, or 20%, from the first quarter of 2010. This increase in sales and marketing expenses was primarily related to:

•	an increase in compensation related to higher average headcount,
•	the acquisition of DigiNotar, and
•	an increase in expenses related to marketing activities.

The average full-time sales, marketing, support and operations employee headcount for the three months ended March 31, 2011, including headcount related to DigiNotar, was 186 compared to 158 for the three months ended March 31, 2010, an increase of 18%.

Research and Development Expenses

Consolidated research and development expenses for the quarter ended March 31, 2011, were $4,057, an increase of $785, or 24%, from the first quarter of 2010. This increase in research and development expenses was primarily due to the addition of staff and the acquisition of DigiNotar as noted above.

The average full-time research and development employee headcount for the three months ended March 31, 2011, including headcount related to DigiNotar, was 123 compared to 94 for the three months ended March 31, 2010, an increase of 31%.

With the acquisition of Alfa & Ariss B.V. (Alfa & Ariss) on April 1, 2011, we expect our consolidated research and development expenses to increase in the second quarter of 2011.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended March 31, 2011, were $5,361, an increase of $713, or 15%, from the first quarter of 2010. This increase in general and administrative expenses was primarily related to:

•	an increase in compensation related to higher average headcount,
•	the acquisition of DigiNotar, and
•	an increase in professional services

partially offset by

•	a reduction in the provision for uncollectible accounts receivable.

The average full-time general and administrative employee headcount for the three months ended March 31, 2011, including headcount related to DigiNotar, was 62 compared to 50 for the three months ended March 31, 2010, an increase of 24%.

Amortization of Intangible Assets

Amortization of intangible assets for the first quarter of 2011 increased $566, or 492% over the comparable periods in 2010. The increase in amortization expense reflects the impact of the amortization of the purchased intangible assets resulting from our acquisition of DigiNotar.

With the acquisition of Alfa & Ariss on April 1, 2011, we expect our amortization of intangible assets to increase in the second quarter of 2011.

Interest Income

Consolidated net interest income was $112 in the first quarter of 2011 as compared to $71 in the first quarter of 2010. The increase in interest income reflects slightly higher interest rates paid on higher average cash balances. Our average cash balance in the first quarter of 2011 of $83,122 was $12,411, or 18%, higher than in the first quarter of 2010.

Other Income (Expense), Net

Other income (expense) primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our export business in those countries and other miscellaneous non-operational expenses. Other income for the first quarter of 2011 was $291 and compares to $60 for the first quarter of 2010. The increase in other income primarily reflects lower exchange losses ($29 gain in the first quarter of 2011 compared to $148 loss in the first quarter of 2010).

Income Taxes

Income tax expense for the first quarter of 2011 was $972, an increase of $690 from the first quarter of 2010. The increase in tax expense is attributable to an increase in pretax income partially offset by a lower effective tax rate. The effective tax rate was 28% for the first quarter of 2011 and compares to 33% for the first quarter of 2010. The effective tax rate for both periods reflects our estimate of our full-year tax rate at the end of each respective period. We believe that our effective tax rate may vary significantly quarter to quarter as actual earnings or losses are realized in countries with lower tax rates or with loss carryforwards that have been reserved.

At December 31, 2010, we had U.S. net operating loss (NOL) carryforwards of $21,247. Of this amount, $14,727 would result in a benefit to earnings. The remainder represents tax deductions for employee stock option gains the benefit for which would be credited to paid-in capital. The U.S. loss carryforwards expire in varying amounts beginning in 2020 and continuing through 2029. In addition, if certain substantial changes in the company’s ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized. At December 31, 2010, we also had foreign NOL carryforwards of $4,834. The foreign NOL carryforwards have no expiration dates. A valuation reserve has been provided for the U.S. and certain foreign operating loss carryforwards to offset the future benefits because we have not determined that their realization is more likely than not.

Liquidity and Capital Resources

Our net cash balance was $86,022 at March 31, 2011, an increase of $489, or less than 1%, from $85,533 at December 31, 2010. The increase in cash from December 31, 2010 primarily reflects the strong cash flow from operations and the benefit of a stronger Euro compared to the U.S. dollar partially offset by cash used to purchase DigiNotar in January 2011.

At March 31, 2011, we had working capital of $90,823, a decrease of $6,066, or 6%, from $96,889 reported at December 31, 2010. The decrease in working capital was primarily related to the acquisition of DigiNotar.

EBITDA from continuing operations for the three months ended March 31, 2011 and 2010 was $4,480 and $1,516, respectively, an increase of $2,964, or 196%, from the same period of the prior year. A reconciliation of EBITDA to net income for the three months ended March 31, 2011, and 2010 follows:

	Three months ended March 31,
	2011	2010
	(in thousands, unaudited)
EBITDA	$4,480	$1,516

Interest income, net	112	71
Provision for income taxes	(972)	(282)
Depreciation and amortization	(1,120)	(732)

Net income	$2,500	$573

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

While we believe that our financial resources are adequate to meet our operating needs over the next twelve months, we anticipate that the difficult current economic conditions that exist on a worldwide basis today may require us to modify our business plans. In the current economic environment there is an increased risk that customers may delay their orders until the economic conditions stabilize or improve. If a significant number of orders are delayed for an indefinite period of time, our revenue and cash receipts may not be sufficient to meet the operating needs of the business. If this is the case, we may need to significantly reduce our workforce, sell certain of our assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenue and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions. For additional information related to risks, refer to Certain Factors noted in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Recently Issued Accounting Pronouncements

Software

In October 2009, the FASB issued ASU 2009-14, Software, Certain Revenue Arrangements That Include Software Elements. ASU 2009-14 provides guidance to determine if products should be accounted for as software under ASC 985-605. Arrangements that are no longer defined as software are accounted for under ASC 605-25, for separating consideration in multiple-deliverable arrangements. Under ASU 2009-14, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality will no longer fall within the scope of ASC 985-605.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. ASU 2009-13 amends the criteria in ASC 605-25 for separating consideration in multiple-deliverable arrangements and provides the ability to separate deliverables in more circumstances than was previously allowed under U.S. GAAP. In addition, the amendments in ASU 2009-13 established a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable is based on VSOE if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. Under this update, the term fair value was replaced with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant.

ASU 2009-13 also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price.

Both ASU 2009-13 and ASU 2009-14 were effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted both Updates effective January 1, 2011. As a result of adoption of the Updates:

1.	The sales of some of our products are defined as software sales and continue to be accounted for using ASC 985-605. Sales of some of our other products, however, no longer qualify as sales of software and are accounted for under ASC 605-25.

2.	For items continuing to be classified as software, we do not expect that the allocation of consideration will be significantly different than prior to adoption as we have vendor-specific objective evidence for the most common type of undelivered items, such as maintenance and support. Further, we continue to use the Residual Method when we have vendor-specific objective evidence of any undelivered elements.

3.	For sales of products that no longer qualify as software sales, we allocate the arrangement consideration among each of the accounting units based on relative selling price of each of the units with any discount on the transaction being split proportionately between delivered and undelivered accounting units. We do not expect that the allocation of purchase price among delivered and undelivered elements to be significantly different than under our accounting practices prior to adoption because, as noted above, we have vendor-specific objective evidence for the most common type of undelivered items and generally do not provide discounts that will significantly impact the value determined using VSOE.

For the three months ended March 31, 2011, the adoption of ASU 2009-13 and ASU 2009-14 did not have a significant impact on revenue. Further, we do not expect that adopting ASU 2009-13 and ASU 2009-14 will have a material impact on the amount, pattern or timing of the recognition of future revenue.

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

There have been no material changes in our market risk during the three months ended March 31, 2011. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who, respectively, are our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2011.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2011

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2011.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2011.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown
Clifford K. Bown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2011.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2011.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2011.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2011.