Form 10-Q
period 2011-06-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2011-08-05
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-24389

VASCO Data Security International, Inc.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-4169320
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

There were 38,043,306 shares of Common Stock, $.001 par value per share, outstanding at July 29, 2011.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended June 30, 2011

This report may contain trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, DIGIPASS, VACMAN, aXsGUARD and IDENTIKEY.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$84,630	$85,533
Accounts receivable, net of allowance for doubtful accounts of $1,433 in 2011 and $1,274 in 2010	22,540	21,702
Inventories	14,174	10,710
Prepaid expenses	2,419	1,859
Foreign sales tax receivable	584	2,282
Deferred income taxes	632	369
Other current assets	1,774	199

Total current assets	126,753	122,654

Property and equipment:
Furniture and fixtures	5,316	4,657
Office equipment	8,218	7,511

	13,534	12,168
Accumulated depreciation	(7,837)	(7,397)

Property and equipment, net	5,697	4,771

Goodwill, net of accumulated amortization	17,204	12,772
Intangible assets, net of accumulated amortization	11,411	1,603
Other assets, net of accumulated amortization	2,067	1,141

Total assets	$163,132	$142,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,076	$8,857
Deferred revenue	10,324	6,464
Accrued wages and payroll taxes	7,529	4,971
Income taxes payable	2,670	2,109
Other accrued expenses	5,248	3,364

Total current liabilities	32,847	25,765

Deferred compensation	1,026	456
Deferred revenue	25	47
Deferred income taxes	1,204	180

Total liabilities	35,102	26,448

Stockholders’ equity
Common stock: $.001 par value per share, 75,000 shares authorized; 38,043 and 37,640 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	38	38
Preferred stock: 500 shares authorized, none issued and outstanding at June 30, 2011 or December 31, 2010	0	0
Additional paid-in capital	69,191	68,428
Accumulated income	52,645	47,524
Accumulated other comprehensive income	6,156	503

Total stockholders’ equity	128,030	116,493

Total liabilities and stockholders’ equity	$163,132	$142,941

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue	$42,981	$24,742	$79,339	$48,656

Cost of goods sold	16,677	7,306	30,355	14,532

Gross profit	26,304	17,436	48,984	34,124

Operating costs:
Sales and marketing	11,469	7,727	20,982	15,656
Research and development	5,088	3,327	9,145	6,598
General and administrative	5,640	4,698	11,001	9,347
Amortization of purchased intangible assets	707	108	1,387	223

Total operating costs	22,904	15,860	42,515	31,824

Operating income	3,400	1,576	6,469	2,300

Interest income, net	124	63	236	134
Other income, net	319	142	610	202

Income before income taxes	3,843	1,781	7,315	2,636
Provision for income taxes	1,222	385	2,194	667

Net income	$2,621	$1,396	$5,121	$1,969

Net income per share:
Basic	$0.07	$0.04	$0.14	$0.05

Diluted	$0.07	$0.04	$0.13	$0.05

Weighted average common shares outstanding:
Basic	37,532	37,404	37,526	37,400

Diluted	38,752	38,201	38,611	38,242

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$2,621	$1,396	$5,121	$1,969

Other comprehensive income/(loss) -
Cumulative translation adjustment	1,514	(5,759)	5,653	(9,284)

Comprehensive income/(loss)	$4,135	$(4,363)	$10,774	$(7,315)

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$5,121	$1,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,672	1,262
Deferred tax expense (benefit)	(877)	302
Non-cash compensation	1,316	1,160
Changes in assets and liabilities:
Accounts receivable, net	1,436	8,368
Inventories	(3,331)	753
Foreign sales tax receivable	1,739	290
Other current assets	(457)	297
Accounts payable	(2,759)	(535)
Income taxes payable	393	(201)
Accrued expenses	3,266	1,124
Deferred revenue	3,399	(367)

Net cash provided by operations	11,918	14,422

Cash flows from investing activities:
Purchase of DigiNotar	(13,168)	0
Purchase of Alfa & Ariss	(1,301)	0
Additions to property and equipment	(944)	(587)
Other assets	(257)	2

Net cash used in investing activities	(15,670)	(585)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	17	0

Net cash provided by financing activities	17	0

Effect of exchange rates on cash	2,832	(5,445)

Net increase (decrease) in cash	(903)	8,392
Cash and cash equivalents, beginning of year	85,533	67,601

Cash and cash equivalents, end of period	$84,630	$75,993

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

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

VASCO Data Security International, Inc. and its wholly owned subsidiaries design, develop, market and support hardware and software security systems that manage and secure access to information assets. VASCO has operations in Austria, Australia, Bahrain, Belgium, Brazil, China, France, India, Japan, The Netherlands, Switzerland, Singapore, the U.K., and the United States (U.S.).

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

For the three and six months ended June 30, 2011, gains resulting from foreign currency transactions were $30 and $58, respectively, compared to losses of $118 and $267, for the same periods in 2010.

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

Effective January 1, 2011, we adopted Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements- a consensus of the FASB Emerging Issues Task Force, which amended ASC 985-605-25, and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, which amended ASC 985-605. In multiple-element arrangements, the adoption of these two ASUs will result in some of our products continuing to be accounted for under the software provisions of ASC 985-605 and others to be accounted for under the provisions that relate to the sale of non-software products.

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

Effective January 1, 2011 with the adoption of ASU 2009-13 and 14 there was no change in the units of accounting, but there was a change in the method we use to allocate the revenue among the elements included in the arrangement.

In multiple-element arrangements that include a hardware client device, we allocate the selling price among the elements based on the percentage of the estimated selling price of that element to the total of the estimated selling price of all of the elements. Any discount provided on the transaction as a whole is allocated among each of the elements included in the arrangement and any PCS included in the transaction is deferred and amortized.

In multiple-element arrangements that include a software client device, we continue to account for each element under the current standards of ASC 985-605 related to software. When software client device and host software are delivered elements, we use the Residual Method (ASC 605-25) for determining the amount of revenue to recognize for token and software licenses if we have vendor specific objective evidence (VSOE) for all of the undelivered elements. Any discount provided to the customer is applied fully to the delivered elements in such an arrangement. We defer the revenue for tokens and software in any multiple element arrangement where we do not have VSOE for any undelivered element. VSOE of fair value of PCS agreements is based on separate sales transactions on a worldwide basis. In sales arrangements where VSOE of fair value has not been established, revenue for all elements is deferred and amortized over the life of the arrangement.

We do not expect a significant change in the pattern or timing of revenue recognition. The adoption of the new ASU 2009-13 and 14 did not have a significant impact on the recognition of revenue for the three and six months ended June 30, 2011 and is not expected to have a material impact on the recognition of future revenues.

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

All revenue is reported on a net basis, excluding any sales taxes or value added taxes.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are high-quality short term money market instruments, with original maturities of three months or less. Cash and cash equivalents are held by a number of U.S. and non-U.S. commercial banks and money market investment funds. Cash and cash equivalents at June 30, 2011 include $84,551 in money market investment funds or demand bank deposits for which fair value is equal to cost. These investments are valued using level one inputs, as defined in ASC 820, Fair Value Measurements and Disclosures. Cash and cash equivalents also include $79 in bank certificates of deposit for which fair value was $79 at June 30, 2011. Bank certificates of deposit are valued using level two inputs, as defined by ASC 820.

Accounts Receivable and Allowance for Doubtful Accounts

The credit-worthiness of customers (including distributors and resellers) is reviewed prior to shipment. A reasonable assurance of collection is a requirement for revenue recognition. Verification of credit and/or the establishment of credit limits are part of the customer contract administration process. Credit limit adjustments for existing customers may result from the periodic review of outstanding accounts receivable. The company records trade accounts receivable at invoice values, which are generally equal to fair value.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets ranging from three to seven years. Additions and improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses resulting from sales, disposals, or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts.

Research and Development Costs

Costs for research and development, principally the design and development of hardware, and the design and development of software prior to the determination of technological feasibility, are expensed as incurred on a project-by-project basis.

Software Development Costs

We capitalize software development costs in accordance with ASC 985-20. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. No software development costs were capitalized during the six months ended June 30, 2011.

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

Fair Value of Financial Instruments

At June 30, 2011 and December 31, 2010, our financial instruments were cash equivalents, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies as described in Cash and Cash Equivalents above. The fair values of the financial instruments were not materially different from their carrying amounts at June 30, 2011 and December 31, 2010.

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

We have not recognized any impairment for the three and six months ended June 30, 2011 as the fair value of our reporting unit substantially exceeded our carrying value at December 31, 2010 and there were no events or changes in circumstances during the three and six months ended June 30, 2011 that indicate that the carrying value may not be recoverable.

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

	June 30, 2011	December 31, 2010
Accounts receivable	$23,973	$22,976
Allowance for doubtful accounts	(1,433)	(1,274)

Accounts receivable, net	$22,540	$21,702

Note 3 – Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the FIFO method.

Inventories are comprised of the following:

	June 30, 2011	December 31, 2010
Component parts	$6,778	$4,716
Work-in-process and finished goods	7,396	5,994

Total	$14,174	$10,710

Note 4 – Acquisition of DigiNotar

As previously disclosed, on January 10, 2011, we purchased all of the intellectual property of DigiNotar Holding B.V. and its subsidiaries and acquired 100% of the stock of DigiNotar B.V. and DigiNotar Notariaat B.V., each a private company organized and existing in The Netherlands (collectively, “DigiNotar”), for aggregate consideration of €10,000 (approximately $13,253 at an exchange rate of 1.32 US Dollars per Euro) comprised of assumed debt of €64 and cash. Both transactions were effective January 1, 2011. We funded the transactions from our existing cash balances.

The consideration has been allocated to assets acquired and liabilities assumed based on their respective fair values as of the acquisition date as follows:

Current assets	$2,039
Property and equipment	589
Goodwill	2,632
Intangible assets	10,139

Deferred income tax liabilities – current	(414)
Other current liabilities	(1,217)
Deferred income tax liabilities – non-current	(515)

$13,253

Acquired identifiable intangible assets totaling $10,139 are being amortized over their respective useful lives ranging from two to seven years and are further described in Note 7.

Purchase consideration includes contingent consideration held in escrow payable upon the achievement of certain one year operating targets. The contingent consideration has been recorded as a current asset at its estimated fair value of $861 and will be re-measured quarterly with changes in fair value recorded in our statements of operations. The change in fair value for the three and six months ended June 30, 2011 was not significant.

The acquisition is not material to our unaudited condensed consolidated balance sheet and results of operations. The unaudited condensed financial statements include the operating results of DigiNotar from the acquisition date.

Note 5 – Acquisition of Alfa & Ariss

On April 1, 2011, we acquired all of the stock of Alfa & Ariss B.V. (Alfa & Ariss), an open identity and access management specialist of Enschede, The Netherlands, in exchange for cash consideration of €1,000 (approximately $1,410 at the exchange rate of 1.41 US Dollars per Euro). The purchase price was subject to verification of certain balances resulting in an additional payment of €36 in May 2011 (approximately $51 at an exchange rate of 1.41 US Dollars per Euro). The acquisition was funded by our existing cash balances.

Consideration has been allocated to assets acquired and liabilities assumed based on their respective fair values as of the acquisition date as follows:

Prepaid compensation – current	$141
Other current assets	343
Prepaid compensation – non-current	423
Property and equipment	64
Goodwill	468
Intangible assets	606
Deferred income tax liabilities – current	(68)
Other current liabilities	(292)
Deferred income tax liabilities – non-current	(224)

$1,461

Consideration includes contingent consideration of €400 held in escrow payable ratably over four years on the anniversary date of the transaction subject to continued employment of a former officer and shareholder of Alfa & Ariss. The amount has been recorded as a prepaid expense and will be amortized ratably over the four year period.

Acquired identifiable intangible assets totaling $606 are being amortized over their respective useful lives ranging from two to five years and are further described in Note 7.

The acquisition is not material to our unaudited condensed consolidated balance sheet and results of operations. The unaudited condensed financial statements include the operating results of Alfa & Ariss from the acquisition date.

Note 6 – Goodwill

Goodwill as of June 30, 2011 consisted of the following:

Net balance at December 31, 2010	$12,772
Additions – DigiNotar	2,632
Additions – Alfa & Ariss	468
Net foreign currency translation	1,332

Net balance at June 30, 2011	$17,204

For the six months ended June 30, 2011, additions to goodwill result from the acquisitions of DigiNotar and Alfa & Ariss as further described in Notes 4 and 5. Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuation.

Note 7 – Intangible Assets

Intangible asset activity for the six months ended June 30, 2011 is detailed in the following table.

	Capitalized Technology	Patents & Trademarks	Other	Total Intangible Assets
Net balance at December 31, 2010	$544	$1,059	$-	$1,603
Additions – DigiNotar	7,554	318	2,267	10,139
Additions – Alfa & Ariss	522	28	56	606
Additions – Other		172		172
Net foreign currency translation	51	27	200	278
Amortization expense	(972)	(56)	(359)	(1,387)

Net balance at June 30, 2011	$7,699	$1,548	$2,164	$11,411

Additions – DigiNotar and Additions – Alfa & Ariss result from the acquisitions of DigiNotar and Alfa & Ariss as further described in Notes 4 and 5. Other intangible assets include non-compete agreements, exclusive product endorsement, and customer relationships. Certain intangibles are denominated in local currencies and are subject to currency fluctuations.

Note 8 – Income Taxes

Our effective tax rate for the six months ended June 30, 2011 is equal to our expected annual tax rate of 30%. This is lower than the U.S. statutory rate of 35%, primarily due to income in foreign jurisdictions taxed at lower rates, partially offset by losses in the U.S., where the tax benefit for these losses is fully reserved. In the first quarter of 2011, our effective annual tax rate was estimated to be 28%. The tax rate of 32% for the second quarter reflects the increase in the expected annual rate.

Our effective tax rate for the six months ended June 30, 2010 was 25%. This was lower than the expected annual tax rate of 35%, due to discrete items of $256 related to the true-up of our provisions for prior year tax returns as filed and other tax adjustments. The expected annual rate was equal to the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates, offset by losses in the U.S., where the tax benefit for these losses is fully reserved. In the first quarter of 2010, our effective annual tax rate was estimated to be 33%. The tax rate of 22% for the second quarter reflects discrete items of $256, partially offset by the increase in the expected annual rate.

At December 31, 2010, we had U.S. net operating loss (NOL) carryforwards of $21,247. Of this amount, $14,727 would result in a benefit to earnings. The remainder represents tax deductions for employee stock option gains, the benefit for which would be credited to paid-in capital. The U.S. loss carryforwards expire in varying amounts beginning in 2020 and continuing through 2029. In addition, if certain substantial changes in the company’s ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized. At December 31, 2010, we also had foreign NOL carryforwards of $4,834. The foreign NOL carryforwards have no expiration dates. A valuation reserve has been provided for the U.S. and certain foreign operating loss carryforwards to offset the future benefits because we have not determined that their realization is more likely than not.

Note 9 – Warranties

We maintain a reserve for potential warranty claims related to products sold and recognized in revenue. We regularly reassess the adequacy of our estimates and adjust the amounts as necessary. Our warranty reserve is included in other accrued expenses.

The activity in our warranty liability was as follows:

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Balance, beginning of period	$11	$150	$61	$150
Provision for claims	8	78	13	138
Product or cash issued to settle claims	(19)	(78)	(74)	(138)

Balance, end of period	$-	$150	$-	$150

At June 30, 2011, deferred revenue from extended warranties was $86.

Note 10 – Long-Term Compensation Plan and Stock Based Compensation

In the first quarter of 2011, we awarded 190 shares of restricted stock under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan (2009 Equity Incentive Plan) consisting of 88 unissued shares subject to future performance criteria and 102 issued shares. The market value of the restricted shares was $1,588 at the date of grant and will be amortized over the respective vesting periods of one to four years.

In the second quarter of 2011, we awarded 445 shares of restricted stock under the 2009 Equity Incentive Plan consisting of 149 unissued shares subject to future performance criteria and 296 issued shares. The market value of the restricted shares was $3,684 at the date of grant and will be amortized over the respective vesting periods of three or four years.

The following table details long-term compensation plan and stock-based compensation expense for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Restricted stock	$375	$382	$746	$757
Long-term compensation plan	374	244	570	403

Total Non-Cash Compensation	$749	$626	$1,316	$1,160

Note 11 – Common Stock and Earnings per Share

In connection with the 2009 Equity Incentive Plan described above, we issued 102 shares of restricted common stock during the three months ended March 31, 2011 and 296 shares during the three months ended June 30, 2011.

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three and six month periods ended June 30, 2011 and 2010 follow:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$2,621	$1,396	$5,121	$1,969

Weighted average common shares outstanding
Basic	37,532	37,404	37,526	37,400
Incremental shares with dilutive effect:
Stock options	950	755	910	788
Restricted stock awards	270	42	175	54

Diluted	38,752	38,201	38,611	38,242

Net income per share
Basic	$0.07	$0.04	$0.14	$0.05
Diluted	$0.07	$0.04	$0.13	$0.05

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except headcount, ratios, time periods and percents)

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

General

The following discussion is based upon our consolidated results of operations for the three and six months ended June 30, 2011 and 2010 (percentages in the discussion may be rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-Q and our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

We offer our products either through a product sales and licensing model or through our DIGIPASS as a Service (“DPS”) product offering. DPS is our cloud-based authentication platform. By using our authentication platform, customers can deploy two-factor authentication more quickly, incur less upfront costs and be able to use strong authentication when logging onto a larger number of Internet sites and applications. We expect those applications to include business-to-business applications, business to employee applications (e.g., employees of companies logging into third party applications operated in the cloud), and business to consumer applications. While there were minimal revenues generated from this product in the second quarter of 2011, we believe that DPS has the potential for significant future growth as it will make two-factor authentication more affordable and readily available to users and application markets.

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

In April 2011, we acquired Alfa & Ariss BV (“Alfa & Ariss”). Alfa & Ariss is an authority in the field of developing open identity and access management solutions. Alfa & Ariss brought additional important know-how and engineering capabilities in the fields of linking applications in-the-cloud. We believe that the acquisition of Alfa & Ariss will support the long-term growth strategy of our services and enterprise and application security businesses.

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

Comparison of Results for the Three Months and Six Months Ended June 30, 2011 and 2010

Industry Growth: We believe that, while there are no accurate measurements of the total industry’s size, the industry is growing and will continue to grow at a significant rate into the foreseeable future. Growth is being driven by new government regulations, growing awareness of the impact of identity theft, and the growth in commerce that is transacted electronically. The issues driving the growth are global issues and the rate of adoption in each country is a function of that country’s culture, the competitive position of businesses operating in that country, the country’s overall economic conditions and the degree to which businesses and consumers within the country use technology. While industry growth in 2010 was uneven in the various countries in which we operate, we experienced an increase in requests for information and proposals throughout the year and an increase in order intake, especially in the second half of 2010. We believe that the industry has returned to more normal growth in 2011 as both our order intake and our pipeline of potential future deals continued strong in the first half of 2011.

Economic Conditions: Our revenue may vary significantly with changes in the economic conditions in the countries in which we sell products. With our current concentration of revenue in Europe and specifically in the banking/finance vertical market, significant changes in the economic outlook for the European banking market may have a significant effect on our revenue.

Starting in the fourth quarter of 2009, we received an increase in the number of requests for information and requests for proposals. That increase in activity started to manifest itself into a strong order flow in the second half of 2010 and into the first half of 2011. As a result of the increase in orders, we realized a sequential increase in revenue in each of the last four quarters. Also, with the apparent abatement of the difficult economic conditions in the fourth quarter of 2009 in many of the countries in which we operate, we initiated a plan to hire staff to support new product development, support new sales initiatives and mitigate risk while strengthening our position in existing markets. These actions continued throughout 2010 and resulted in lower operating earnings as a percentage of revenue in 2010. These actions are also expected to result in lower operating income as a percentage of revenue in 2011, but we believe that these actions allowed us to strengthen our overall market position and are expected to result in higher revenue and higher operating earnings in future years.

Currency Fluctuations: In the second quarter of 2011 and 2010, approximately 94% and 89%, respectively, of our revenue was generated outside the United States. For the six months ended June 30, 2011 and 2010, approximately 94% and 90%, respectively, of our revenue was generated outside of the United States.

In addition, in the second quarter of 2011 and 2010, approximately 82% and 80%, respectively, of our operating expenses were incurred outside the United States. For the six months ended June 30, 2011 and 2010, approximately 82% and 81%, of our operating expenses were incurred outside of the United States.

Changes in currency exchange rates, especially the Euro to U.S. Dollar, can have a significant impact on revenue and expenses.In general, to minimize the net impact of currency fluctuations, we attempt to denominate our billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency. We expect that changes in currency rates may also impact our future results if we are unable to match amounts of revenue with our operating expenses in the same currency. In periods in which the U.S. Dollar is weakening, we expect that our operating earnings will increase as a result of the change in currency exchange rates. Conversely, in periods in which the U.S. Dollar is strengthening, we expect that our operating earnings will decrease as a result of the change in currency exchange rates.

The U.S. Dollar weakened by approximately 10% against the Euro for the quarter ended June 30, 2011 and weakened approximately 4% against the Euro for the six months ended June 30, 2011 as compared to the same periods in 2010. The U.S. Dollar weakened 16% and 14% against the Australian Dollar for the quarter and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. We estimate that the changes in the exchange rate of the U.S. Dollar to these two currencies in 2011 compared to 2010 resulted in an increase in revenue and operating expenses of approximately $2,345 and $1,675, respectively, for the quarter ended June 30, 2011 and an increase in revenue and operating expenses of approximately $2,301 and $1,406, respectively, for the six months ended June 30, 2011 compared to the same periods in 2010.

The financial position and results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland and Singapore (in which the functional currency is the U.S. Dollar), are generally measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders’ equity. Revenue and expenses are translated at average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other non-operating income (expense). Foreign exchange transaction gains aggregating $30 and $58 in the second quarter and first six months of 2011, respectively, compare to losses aggregating of $118 and $267, respectively, in the second quarter and first six months of 2010.

Revenue

Revenue by Geographic Regions: We classify our sales by customers’ location in four geographic regions: 1) EMEA, which includes Europe, the Middle East and Africa; 2) the United States, which for our purposes includes sales in Canada; 3) Asia Pacific; and 4) Other Countries, including Australia, Latin America and Central Asia. The breakdown of revenue for the three and six months ended June 30, 2011 and 2010 in each of our major geographic regions follows:

	EMEA	United States	Asia Pacific	Other Countries	Total
Three months ended June 30:
Total Revenue:
2011	$32,899	$2,646	$2,579	$4,857	$42,981
2010	16,319	2,657	2,452	3,314	24,742

Percent of Total:
2011	77%	6%	6%	11%	100%
2010	66%	11%	10%	13%	100%

Six months ended June 30:
Total Revenue:
2011	$59,379	$4,928	$5,049	$9,983	$79,339
2010	32,528	4,782	3,736	7,610	48,656

Percent of Total:
2011	75%	6%	6%	13%	100%
2010	67%	10%	8%	15%	100%

Total revenue in the second quarter of 2011 increased $18,239, or 74%, from the second quarter of 2010. Including the impact of changes in currency exchange rates, the increase was primarily attributable to a 114% increase in revenues from the banking market partially offset by an 8% decline in revenues from the enterprise and application security market. As noted above, for the quarter ended June 30, 2011, we estimate that the weakening of the U.S. Dollar as compared to the Euro resulted in a increase in revenue of $2,345.

Revenue generated in EMEA during the second quarter of 2011 was $16,580, or 102%, higher than the second quarter of 2010. Revenue from the banking market for the second quarter of 2011 was approximately 135% higher than in the same period of 2010 while revenues from the enterprise and application security market were approximately 22% higher.

Revenue generated in the United States during the second quarter of 2011 was $11, or less than 1%, lower than the second quarter of 2010. In the second quarter of 2011, increases in revenues from the banking market were offset by declines in the enterprise security market.

Revenue generated in the Asia Pacific region during the second quarter of 2011 was $127, or 5%, higher than the second quarter of 2010. The increase in revenues reflected growth in the banking market partially offset by a decline in revenues from the enterprise and application security market.

Revenue generated from other countries during the second quarter of 2011 was $1,543, or 47%, higher than the second quarter of 2010. The increase in other countries was primarily due to increases in revenue from the banking market in South America partially offset by declines in the enterprise and application security market in Australia. In the second quarter of 2010, we had several transactions in the enterprise and application security market that have not been replaced by comparable orders from similar customers or from new customers or new applications. We expect that revenues from other countries will be more volatile than from our other regions given their earlier stage of development of the authentication market in those countries. VASCO, however, plans to continue to invest in new markets based on our estimates of each market’s demand for strong user authentication.

Total revenue for the six months ended June 30, 2011 increased $30,683, or 63%, from the first six months of 2010. Including the impact of changes in currency exchange rates, the increase was primarily attributable to a 92% increase in revenues from the banking market partially offset by a 6% decline from the enterprise and application security market. As noted above, for the six months ended June 30, 2011, we estimate that the weakening of the U.S. Dollar as compared to the Euro resulted in an increase in revenue of $2,301.

Revenue for the six months ended June 30, 2011 generated in EMEA was $26,851, or 83%, higher than the comparable period in 2010. Revenue from the banking market for the first six months of 2011 was approximately 112% higher than in the same period of 2010 while revenues from the enterprise and application security market were approximately 12% higher.

Revenue for the six months ended June 30, 2011 generated in the United States was $146, or 3%, higher than the comparable period in 2010. Revenues from the U.S. for the first six months of 2011 generally followed the results noted above for the second quarter, growth in the banking market largely offset by declines in the enterprise and application security market.

Revenue for the six months ended June 30, 2011 from Asia Pacific was $1,313, or 35%, higher than the comparable period in 2010. Revenues from Asia Pacific for the first six months of 2011 generally followed the results noted above for the second quarter, which reflected growth in the banking market partially offset by declines in the enterprise and application security market.

Revenue for the six months ended June 30, 2011 generated from other countries was $2,373, or 31%, higher than the comparable period in 2010, reflecting growth in revenue from the banking market partially offset by the decline in revenue from the enterprise and application security market as noted above for the second quarter.

Revenue by Target Market: Revenue is generated currently from two primary markets, banking/finance and enterprise and application security, through the use of both direct and indirect sales channels. The enterprise and application security market includes corporations, business-to-business, business-to-consumer, e-commerce, e-government, services revenues, including DigiNotar, and various other vertical application markets that are not related to banking or finance. The breakdown of revenue between the two primary markets was as follows:

	Banking	Enterprise & Application Security	Total
Three months ended June 30:
Total Revenue:
2011	$35,459	$7,522	$42,981
2010	16,561	8,181	24,742

Percent of Total:
2011	83%	17%	100%
2010	67%	33%	100%

Six months ended June 30:
Total Revenue:
2011	$65,713	$13,626	$79,339
2010	34,231	14,425	48,656

Percent of Total:
2011	83%	17%	100%
2010	70%	30%	100%

Revenue in the second quarter of 2011 from the banking market increased $18,898, or 114%, from the second quarter of 2010 and revenue from the enterprise and application security market decreased $659, or 8%, in the same period.

The increase in the banking market in the second quarter of 2011 compared to 2010 primarily reflects a strong increase in demand for our solutions, especially in Europe and the weakening of the U.S. Dollar as compared to the Euro, as previously noted. We believe that the increase in revenue in the banking market reflected a return by the banks to their more traditional ways of doing business (e.g., larger orders for delivery over several quarters) following the banking crisis and economic slowdown that started in the fourth quarter of 2008.

We believe that the decrease in revenue in the enterprise and application security market primarily relates to weak demand from the application security market. Large orders in the prior year’s quarter from applications such as gaming and/or government have not been replaced by comparable orders from similar customers or from new customers or new applications. Also, given the amount of our revenue from the enterprise and application security market, the absence of significant transactions can produce a large variation on a percentage basis compared to prior periods. We believe that our revenues will improve as a result of programs designed to support our reseller channel and their efforts.

Revenue for the first six months of 2011 from the banking market increased $31,482, or 92%, compared to the first six months of 2010 while revenue for the enterprise and application security market decreased $799 or 6% in the same period. The changes in results from the two markets primarily reflect the same issues as noted above relative to the comparison of the second quarter of 2011 to the second quarter of 2010.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue for the three months and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	38.8%	29.5%	38.3%	29.9%

Gross profit	61.2%	70.5%	61.7%	70.1%

Operating costs:
Sales and marketing	26.7%	31.2%	26.4%	32.2%
Research and development	11.8%	13.5%	11.5%	13.6%
General and administrative	13.1%	19.0%	13.9%	19.2%
Amortization of purchased intangible assets	1.7%	0.4%	1.8%	0.4%

Total operating costs	53.3%	64.1%	53.6%	65.4%

Operating income	7.9%	6.4%	8.1%	4.7%

Interest income	0.3%	0.2%	0.3%	0.3%
Other income (expense)	0.7%	0.6%	0.8%	0.4%

Income before income taxes	8.9%	7.2%	9.2%	5.4%
Provision for income taxes	2.8%	1.6%	2.7%	1.4%

Net income	6.1%	5.6%	6.5%	4.0%

Gross Profit

Consolidated gross profit for the quarter ended June 30, 2011 was $26,304, an increase of $8,868, or 51%, from the quarter ended June 30, 2010. Gross profit as a percentage of revenue (gross profit margin) was 61% for the quarter ended June 30, 2011, as compared to 71% for the quarter ended June 30, 2010.

Consolidated gross profit for the six months ended June 30, 2011 was $48,984, an increase of $14,860, or 44%, from the comparable period in 2010. Gross profit as a percentage of revenue (gross profit margin) was 62% for the six months ended June 30, 2011, as compared to 70% for the comparable period in 2010.

The decrease in gross profit as a percentage of revenue for the second quarter and first six months of 2011 compared to the comparable periods in 2010 primarily reflects:

•	a decrease in revenue and a decrease in the percentage of our total revenue that came from the enterprise and application security market,
•	a decrease in gross profit margin from revenue from the banking market,
•	an increase in freight costs associated with expedited delivery of products to the banking market, and

•	a decrease in non-hardware revenues as a percentage of total revenue,

partially offset by

•	the positive impact on revenue and gross profit margin of changes in foreign currency rates.

Revenue from our enterprise and application security market, which generally has margins that are 20 to 30 percentage points higher than the banking market, was 17% of our total revenue in the second quarter and for the first six months of 2011 compared to 33% and 30% for the second quarter and first six months of 2010. We expect continued strong growth in revenues from the banking market in 2011. We expect that our revenues from the enterprise and application security market as a percentage of total revenue will continue to be below the comparable quarters of 2010.

The decline in gross profit margin from the banking market reflected both an increase in large orders and an unfavorable mix of the products sold to the banking market for both the second quarter and first six months of 2011 compared to the comparable period in 2010. The reduction in the gross profit margin related to the larger orders is consistent with our approach to pricing, which is to offer lower average selling prices per unit for large volume purchase orders. The unfavorable mix of products reflects the fact that card readers, which can have a lower gross profit margin that is approximately 25 to 35 percentage points lower than other hardware-related margins due to competitive pricing pressures, were 26% and 22% of our revenue for the second quarter and first six months of 2011, respectively, compared to 13% and 14% for the same periods in 2010. While we expect that both the size of the orders shipped and the quantity of card readers shipped will continue to be factors in our results for future quarters, the degree of impact in any given quarter will depend on the specific quantity and mix of product sold in any given quarter. In particular, we expect that the relatively low gross profit margin on card readers will continue into the foreseeable future, as there are a number of competitors in the EMV (Europay, MasterCard and Visa) market that produce card reader products with fewer features than our products at a lower cost.

In addition, due to the high customer demand from our banking customers, in conjunction with the time needed to source critical product components and ramp up production, we bore the incremental costs of shipping the product from our manufacturers in China to some our customers on an expedited basis to meet our customers’ requirements. We expect that the amount of freight costs related to expedited shipments will decline in future quarters as our production ramps up to more normalized levels.

Non-hardware revenue, which can have a gross profit margin that is approximately 20 to 30 percentage points higher than hardware-related revenue, depending on the model and quantity of the hardware units sold, was 22% of revenue for both the second quarter and first six months of 2011 and compares to approximately 27% and 26% of total revenue for the second quarter and first six months of 2010, respectively. We plan to continue to focus on sales of our non-hardware revenue items and expect that they will increase as a percentage of our total revenue in future periods.

The majority of our inventory purchases are denominated in U.S. Dollars. Also, as previously noted, our sales are denominated in various currencies including the Euro and Australian Dollar. As the U.S. Dollar has weakened, when compared to the Euro and Australian Dollar in the same periods in the prior year, revenue from sales made in Euros and Australian Dollars increased, as measured in U.S. Dollars, without the corresponding increase in cost of goods sold. The impact from changes in currency rates as noted above are estimated to have increased revenue by approximately $2,345 and $2,301 for the second quarter and first six months of 2011, respectively. Had the currency rates in 2011 been equal to the rates in 2010, the gross profit rate would have been approximately 2.2 percentage points lower for the quarter and 1.1 percentage points lower for the six months ended June 30, 2011.

We plan to continue investing in both the banking and enterprise and application security markets. In addition, we are investing in our DIGIPASS as a Service product line and integrating our acquisitions of DigiNotar and Alfa & Ariss. We believe that our gross profit margin will improve as the growth rate from our enterprise and application security business improves and our Services business gains traction.

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

On a consolidated basis, our operating expenses for the quarter and six months ended June 30, 2011 were $22,904 and $42,515, respectively, an increase of $7,044, or 44%, from the second quarter of 2010 and an increase of $10,691, or 34%, for the six months ended June 30, 2011. The increase in consolidated operating expenses was primarily related to the impact of our hiring program in 2010, our acquisitions of DigiNotar in January of 2011 and Alfa & Ariss in April of 2011, and the impact of changing currency exchange rates.

During the first quarter of 2010, in anticipation of strong growth in our markets in the later part of 2010 and into 2011, we began an aggressive hiring program that resulted in an increase in our staff by 48 persons, or approximately 16% for the full year 2010. As a result, our average headcount, excluding the headcount associated with our acquisitions of DigiNotar and Alfa & Ariss, for the second quarter and first six months of 2011 were 13% and 14% higher, respectively, than the same periods in 2010.

Operating expenses associated with the acquisitions of DigiNotar and Alfa & Ariss were approximately $1,891 and $3,442 for the second quarter and first six months of 2011, respectively. Operating expenses included $1,255 of expenses related to operations and $636 related to the amortization of purchased intangible assets for the second quarter of 2011. Operating expenses included $2,245 related to operations and $1,197 related to the amortization of purchased intangible assets for the six months ended June 30, 2011.

As noted above, we estimate that the changes in currency exchange rates, primarily the strengthening of the Euro and Australia Dollar compared to the U.S. Dollar, increased our operating expenses by $1,675 and $1,406 for the second quarter and six months ended June 30, 2011, respectively, compared to the same periods in 2010.

Excluding the impact of DigiNotar, Alfa & Ariss and changes in currency, operating expenses increased $3,478, or 22% for the second quarter and $5,843 or 18% for the six months ended June 30, 2011 over the same periods in 2010.

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended June 30, 2011 were $11,469, an increase of $3,742, or 48%, from the second quarter of 2010. The increase in sales and marketing expenses primarily reflects:

•	increased compensation expenses related to an increase in average headcount,

•	increased travel expenses,
•	DigiNotar operating expenses, and
•	the impact of changes in currency exchange rates.

Consolidated sales and marketing expenses for the six months ended June 30, 2011, were $20,982, an increase of $5,326, or 34%, from the same period of 2010. The increase in expense was generally related to the same factors noted for the second quarter above.

Average sales and marketing employee headcount in the second quarter and first six months of 2011, including headcount related to DigiNotar, was 204 and 192, respectively, compared to 160 and 158 for the comparable periods in 2010.

Research and Development Expenses

Consolidated research and development expenses for the quarter ended June 30, 2011, were $5,088, an increase of $1761, or 53%, from the second quarter of 2010. This increase was primarily due to:

•	increased compensation expense,
•	increased purchased services,
•	DigiNotar and Alfa & Ariss operating expenses, and
•	the impact of changes in currency exchange rates.

Consolidated research and development costs for the six months ended June 30, 2011, were $9,145, an increase of $2,547, or 39%, from the same period of 2010. The increase in expense was generally related to the same factors noted for the second quarter above.

Average research and development employee headcount in the second quarter and first six months of 2011, including headcount related to DigiNotar and Alfa & Ariss, was 140 and 131, respectively, compared to 102 and 98 for the comparable periods in 2010.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended June 30, 2011, were $5,640, an increase of $942, or 20%, from the second quarter of 2010. This increase is primarily due to:

•	increased compensation expenses related to an increase in average headcount,
•	DigiNotar operating expenses, and
•	the impact of changes in currency exchange rates.

Consolidated general and administrative expenses for the six months ended June 30, 2011, were $11,001, an increase of $1,654 or 18%, from the same period of 2010. The increase in expense was generally related to the same factors noted for the second quarter above.

Average general and administrative employee headcount in the second quarter and first six months of 2011, including headcount related to DigiNotar, was 67 and 63, respectively, compared to 53 and 51 for the comparable periods in 2010.

Amortization of Purchased Intangible Assets

Amortization of intangible assets for the second quarter of 2011 increased $599, or 555% over the comparable period in 2010. The increase in amortization expense reflects the impact of the amortization of the purchased intangible assets resulting from our acquisition of DigiNotar and Alfa & Ariss.

Amortization of intangible assets for the six months ended June 30, 2011 increased $1,164, or 522% over the comparable period in 2010 and was attributable to the acquisitions of DigiNotar and Alfa & Ariss.

Interest Income

Consolidated net interest income was $124 in the second quarter of 2011 as compared to income of $63 in the second quarter of 2010. For the six months ended June 30, 2011, interest income was $236 compared to $134 for the same period of 2010. The increase in interest income reflects the combination of higher interest rates paid on higher invested cash balances. Our average cash balance in the second quarter and first six months of 2011 of $85,611 and $84,271 was 13% and 15%, higher, respectively, than in the second quarter and first six months of 2010.

Other Income (Expense), Net

Other income (expense) primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our export business in those countries and other miscellaneous non-operational, non-recurring expenses.

Other income for the second quarter of 2011 was $319 and compares to other income of $142 for the second quarter of 2010. The increase in other income primarily reflects exchange gains of $30 in the second quarter of 2011 compared to exchange losses of $118 in the second quarter of 2010.

Other income for the first six months of 2011 was $610 and compares to $202 for the first six months of 2010. The increase in other income (expense) primarily reflects exchange gains of $58 in the first six months of 2011 compared to exchange losses of $267 in the first six months of 2010

Income Taxes

Income tax expense for the second quarter of 2011 was $1,222, an increase of $837 from the second quarter of 2010. The increase in tax expense is attributable to higher pre-tax income and higher effective tax rate. The effective tax rate was 32% for the second quarter of 2011 and compares to 22% for the second quarter of 2010. The tax rate in the second quarter of 2011 was negatively impacted by an increase in our estimate of our full-year tax rate, from 28% in the first quarter to 30% in the second quarter. The increase in our estimated full-year tax rate reflected a decline in our forecasted pretax income in jurisdictions with low effective tax rates. The tax rate for the second quarter of 2010 benefited from $256 of discrete items related to the true-up of our provisions to prior year tax returns as filed and other tax adjustments.

Income tax expense for the first six months of 2011 was $2,194, an increase of $1,527 from the same period in 2010. The increase in tax expense reflects higher pre-tax income and a higher effective tax rate. The full-year estimated effective tax rate at the end of the second quarter, including the benefit of discrete items noted above, was 30% and 25% for 2011 and 2010, respectively.

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

Liquidity and Capital Resources

Our net cash balance was $84,630 at June 30, 2011, a decrease of $1,392, or 2%, from $86,022 at March 31, 2011, and a decrease of $903, or 1%, from $85,533 at December 31, 2010. The decrease in cash from March 31, 2011, was attributable to the purchase of Alfa & Ariss and an increase in other key elements of working capital, partially offset by the positive impact of change in exchange rates. The positive impact of changes in exchange rates primarily reflected the fact that the Euro strengthened against the U.S. dollar. At June 30, 2011, the exchange rate for the Euro to U.S. dollar was at 1.44 and compares to 1.41 at March 31, 2011 and 1.33 at December 31, 2010. We believe that our cash resources will be sufficient to meet our operating needs for the next twelve months.

At June 30, 2011 we had working capital of $93,906, an increase of $3,083, or 3%, from $90,823 at March 31, 2011 and a decrease of $2,983, or 3% from $96,889 reported at December 31, 2010. The decrease in working capital from December 31, 2010 was primarily related to the acquisitions of DigiNotar and Alfa & Ariss.

EBITDA from continuing operations for the three and six month periods ending June 30, 2011 was $5,270 and $9,751, an increase of $3,022 and $5,987, respectively over the same periods in the prior year. A reconciliation of EBITDA to net income for the quarter and six months ended June 30, 2011, and 2010 follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands, unaudited)		(in thousands, unaudited)
EBITDA	$5,270	$2,248	$9,751	$3,764

Interest income, net	124	63	236	134
Provision for income taxes	(1,222)	(385)	(2,194)	(667)
Depreciation and amortization	(1,551)	(530)	(2,672)	(1,262)

Net income	$2,621	$1,396	$5,121	$1,969

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

For the three and six months ended June 30, 2011, the adoption of ASU 2009-13 and ASU 2009-14 did not have a significant impact on revenue. Further, we do not expect that adopting ASU 2009-13 and ASU 2009-14 will have a material impact on the amount, pattern or timing of the recognition of future revenue.

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

There have been no material changes in our market risk during the three months ended June 30, 2011. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who, respectively, are our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2011.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2011

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2011.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2011.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown
Clifford K. Bown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2011.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2011.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2011.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2011.