Form 10-Q
period 2011-09-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2011-11-04
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-24389

VASCO Data Security International, Inc.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-4169320
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1901 South Meyers Road, Suite 210

Oakbrook Terrace, Illinois 60181

(Address of Principal Executive Offices)(Zip Code)

(630) 932-8844

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

There were 38,062,305 shares of Common Stock, $.001 par value per share, outstanding at October 24, 2011.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended September 30, 2011

This report may contain trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, DIGIPASS, VACMAN, aXsGUARD and IDENTIKEY.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$77,494	$85,533
Accounts receivable, net of allowance for doubtful accounts of $1,478 in 2011 and $1,274 in 2010	28,758	21,702
Inventories	16,807	10,710
Prepaid expenses	1,939	1,859
Foreign sales tax receivable	740	2,282
Deferred income taxes	279	369
Other current assets	255	199
Assets of discontinued operations	2,616	-

Total current assets	128,888	122,654

Property and equipment:
Furniture and fixtures	5,102	4,657
Office equipment	7,133	7,511

	12,235	12,168
Accumulated depreciation	(7,670)	(7,397)

Property and equipment, net	4,565	4,771

Goodwill, net of accumulated amortization	13,556	12,772
Intangible assets, net of accumulated amortization	8,539	1,603
Other assets, net of accumulated amortization	2,049	1,141

Total assets	$157,597	$142,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,869	$8,857
Deferred revenue	7,982	6,464
Accrued wages and payroll taxes	7,505	4,971
Income taxes payable	2,779	2,109
Other accrued expenses	4,665	3,364
Liabilities of discontinued operations	1,867	-

Total current liabilities	29,667	25,765

Deferred compensation	1,043	456
Deferred revenue	19	47
Deferred income taxes	357	180

Total liabilities	31,086	26,448

Stockholders’ equity
Common stock: $.001 par value per share, 75,000 shares authorized; 38,062 and 37,640 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	38	38
Preferred stock: 500 shares authorized, none issued and outstanding at September 30, 2011 or December 31, 2010	0	0
Additional paid-in capital	70,089	68,428
Accumulated income	54,881	47,524
Accumulated other comprehensive income	1,503	503

Total stockholders’ equity	126,511	116,493

Total liabilities and stockholders’ equity	$157,597	$142,941

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue	$41,385	$26,301	$119,554	$74,958

Cost of goods sold	13,633	7,756	43,468	22,288

Gross profit	27,752	18,545	76,086	52,670

Operating costs:
Sales and marketing	9,575	7,473	29,555	23,128
Research and development	4,787	3,344	13,445	9,943
General and administrative	5,468	5,120	15,917	14,467
Amortization of purchased intangible assets	486	106	1,485	329

Total operating costs	20,316	16,043	60,402	47,867

Operating income	7,436	2,502	15,684	4,803

Interest income, net	164	91	404	225
Other income (expense), net	(359)	457	258	659

Income from continuing operations before income taxes	7,241	3,050	16,346	5,687
Provision for income taxes	1,314	867	3,433	1,535

Net income - continuing operations	5,927	2,183	12,913	4,152
Income (loss) from discontinued operations	(3,691)	-	(5,557)	-

Net income	$2,236	$2,183	$7,356	$4,152

Basic income (loss) per share:
Continuing operations	$0.16	$0.06	$0.34	$0.11
Discontinued operations	(0.10)	-	(0.14)	-

Total net income per share	$0.06	$0.06	$0.20	$0.11

Diluted income (loss) per share:
Continuing operations	$0.15	$0.06	$0.33	$0.11
Discontinued operations	(0.09)	-	(0.14)	-

Total net income per share	$0.06	$0.06	$0.19	$0.11

Weighted average common shares outstanding:
Basic	37,539	37,417	37,531	37,411

Diluted	38,606	38,159	38,610	38,216

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income	$2,236	$2,183	$7,356	$4,152

Other comprehensive income/(loss) -
Cumulative translation adjustment	(4,653)	7,006	1,000	(2,278)

Comprehensive income/(loss)	$(2,417)	$9,189	$8,356	$1,874

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income from continuing operations	$12,913	$4,152
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	2,863	1,876
Deferred tax expense (benefit)	(216)	225
Non-cash compensation	2,207	1,914
Changes in assets and liabilities:
Accounts receivable, net	(6,382)	12,581
Inventories	(6,097)	979
Foreign sales tax receivable	1,537	(799)
Other current assets	44	207
Accounts payable	(4,042)	295
Income taxes payable	572	(761)
Accrued expenses	3,416	1,737
Deferred revenue	1,406	(1,179)

Net cash provided by operating activities of continuing operations	8,221	21,227

Cash flows from investing activities of continuing operations:
Purchase of Alfa & Ariss	(1,301)	0
Additions to property and equipment	(742)	(1,001)
Additions to intangible assets	(7,241)	(157)
Other assets	(146)	(66)

Net cash used in investing activities of continuing operations	(9,430)	(1,224)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options and warrants	40	0

Net cash provided by financing activities of continuing operations	40	0

Cash flows used in discontinued operations:
Net cash used in operating activities of discontinued operations	(545)	0
Net cash used in investing activities of discontinued operations	(5,761)	0

Net cash used in discontinued operations	(6,306)	0

Effect of exchange rates on cash	(564)	(1,172)

Net increase (decrease) in cash	(8,039)	18,831
Cash and cash equivalents, beginning of year	85,533	67,601

Cash and cash equivalents, end of period	$77,494	$86,432

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

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

VASCO Data Security International, Inc. and its wholly owned subsidiaries design, develop, market and support hardware and software security systems that manage and secure access to information assets. VASCO has operations in Austria, Australia, Bahrain, Belgium, Brazil, China, France, India, Japan, The Netherlands, Switzerland, Singapore, the United Kingdom, and the United States (U.S.).

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

As further described in Note 4, during January 2011 we acquired 100% of the stock of DigiNotar B.V. Effective September 20, 2011, DigiNotar B.V. was declared bankrupt in The Netherlands transferring effective control over DigiNotar B.V. to the bankruptcy trustee. Accordingly, as of September 20, 2011, the assets, liabilities and operating activities related to DigiNotar B.V. are reflected in discontinued operations.

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

For the three and nine months ended September 30, 2011, losses resulting from foreign currency transactions were $583 and $525, respectively, compared to gains of $330 and $63, for the same periods in 2010.

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

3.	post contract support (PCS) in the form of maintenance on the host system software or support.

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

In multiple-element arrangements that include a hardware client device, we allocate the selling price among all elements, delivered and undelivered, based on our internal price lists and the percentage of the selling price of that element, per the price list, to the total of the estimated selling price of all of the elements per the price list. Our internal price lists for both delivered and undelivered elements were determined to be reasonable estimates of the selling price of each element based on a comparison of actual sales made to the price list for each item delivered and to vendor specific objective evidence (VSOE) for undelivered items.

Undelivered elements primarily are PCS. The method by which we determine VSOE has validated that the price lists are reasonable estimates of the selling price for PCS. The estimated selling price of PCS items is based on an established percentage of the user license fee attributable to the specific software and is applied consistently to all PCS arrangements. The percentage we use to establish VSOE, which is also generally consistent with the percentage used in the price list, is developed using the “bell curve method”. This method relies on historical data to show that at least 80% of all our renewals are within 15% of the median renewal percentage rate.

In multiple-element arrangements that include a software client device, we continue to account for each element under the current standards of ASC 985-605 related to software. When software client device and host software are delivered elements, we use the Residual Method (ASC 605-25) for determining the amount of revenue to recognize for token and software licenses if we have VSOE for all of the undelivered elements. Any discount provided to the customer is applied fully to the delivered elements in such an arrangement. VSOE of fair value of PCS agreements is based on customer renewal transactions on a worldwide basis. In sales arrangements where VSOE of fair value has not been established, revenue for all elements is deferred and amortized over the life of the arrangement.

We do not expect a significant change in the pattern or timing of revenue recognition. The adoption of ASU 2009-13 and 14 did not have a significant impact on the recognition of revenue for the three and nine months ended September 30, 2011 and is not expected to have a material impact on the recognition of future revenues.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are high-quality short term money market instruments, with original maturities of three months or less. Cash and cash equivalents are held by a number of U.S. and non-U.S. commercial banks and money market investment funds. Cash and cash equivalents at September 30, 2011 include $77,426 in money market investment funds or demand bank deposits for which fair value is equal to cost. These investments are valued using level one inputs, as defined in ASC 820, Fair Value Measurements and Disclosures. Cash and cash equivalents also include $68 in bank certificates of deposit for which fair value was $68 at September 30, 2011. Bank certificates of deposit are valued using level two inputs, as defined by ASC 820.

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

Goodwill and Other Intangibles

We account for goodwill and indefinite-lived intangible assets in accordance with ASC Topic 350-20, Goodwill and Other . Indefinite-lived intangible assets include proprietary technology, patents, trademarks and other intangible assets. Intangible assets other than patents with definite lives are amortized over the useful life, generally three to seven years for proprietary technology. Patents are amortized over the life of the patent, generally 20 years in the U.S.

We assess the impairment of goodwill and intangible assets with indefinite lives each year-end or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Once identified, the amount of the impairment is computed by comparing carrying value of the assets to fair value. Fair value for goodwill and intangible assets is determined using our stock price which is a level 1 valuation, as defined in ASC 820-10, Fair Value Measurements and Disclosures.

As further described in Note 4, the DigiNotar Events triggered an impairment review. As a result of the impairment review, we concluded that goodwill and other intangibles of DigiNotar B.V. were impaired and recorded non-cash impairment charges of $2,873 for goodwill and $2,307 for other intangibles.

Research and Development Costs

Costs for research and development, principally the design and development of hardware, and the design and development of software prior to the determination of technological feasibility, are expensed as incurred on a project-by-project basis.

Software Development Costs

We capitalize software development costs in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. No software development costs were capitalized during the nine months ended September 30, 2011.

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

We monitor our potential income tax exposures as required by ASC 740-10, Income Taxes.

We have significant net operating loss carryforwards in the U.S. and other countries which are available to reduce the liability on future taxable income. A valuation reserve has been provided for the U.S. and certain foreign operating loss carryforwards to offset most of these future benefits because we have not determined that their realization is more likely than not.

Fair Value of Financial Instruments

At September 30, 2011 and December 31, 2010, our financial instruments were cash equivalents, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies as described in Cash and Cash Equivalents above. The fair values of the financial instruments were not materially different from their carrying amounts at September 30, 2011 and December 31, 2010.

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

	September 30, 2011	December 31, 2010
Accounts receivable	$30,236	$22,976
Allowance for doubtful accounts	(1,478)	(1,274)

Accounts receivable, net	$28,758	$21,702

Note 3 – Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the FIFO method.

Inventories are comprised of the following:

	September 30, 2011	December 31, 2010
Component parts	$7,928	$4,716
Work-in-process and finished goods	8,879	5,994

Total	$16,807	$10,710

Note 4 – DigiNotar

On January 10, 2011, we purchased all of the intellectual property of DigiNotar Holding B.V. and its subsidiaries and acquired 100% of the stock of DigiNotar B.V. and DigiNotar Notariaat B.V., each a private company organized and existing in The Netherlands (collectively, “DigiNotar”), for aggregate consideration of €10,000 ($13,253 at an exchange rate of 1.32 US Dollars per Euro) comprised of assumed debt of €64 and cash. Both transactions were effective January 1, 2011. We funded the transactions from our existing cash balances.

The consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as of the acquisition date as follows:

Current assets	$2,039
Property and equipment	589
Goodwill	2,632
Intangible assets	10,139

Deferred income tax liabilities – current	(414)
Other current liabilities	(1,217)
Deferred income tax liabilities – non-current	(515)

$13,253

Acquired identifiable intangible assets are amortized over their respective useful lives ranging from two to seven years.

Purchase consideration includes contingent consideration held in escrow payable upon the achievement of certain one year operating targets. The contingent consideration was recorded as a current asset at its estimated fair value of $861. As a result of events described below, the contingent consideration was re-measured as of September 30, 2011 resulting in an increase of $1,085 recorded in our statement of operations as discontinued operations.

In July 2011, DigiNotar B.V. detected an intrusion into its Certificate Authority (CA) infrastructure, which resulted in the fraudulent issuance of public key certificate requests for a number of domains. On September 14, 2011, the Dutch Independent Post and Telecommunications Authority (OPTA) Commission terminated DigiNotar’s registration as a certification service provider that issues qualified certificates. As a result of the termination of its registration as a certification service provider, DigiNotar B.V. filed for bankruptcy on September 19, 2011 and the Haarlem District Court, The Netherlands declared DigiNotar B.V. bankrupt on September 20, 2011. The court appointed a bankruptcy trustee to manage all the affairs of DigiNotar B.V. as it proceeds through the bankruptcy process. The trustee took over the management of business activities of DigiNotar B.V. and responsibility for the administration and liquidation of DigiNotar B.V. (collectively, the “DigiNotar Events”).

As a result of the DigiNotar Events, the loss on operating activities, the loss on the disposal and the related assets and liabilities related to DigiNotar B.V. are reflected as discontinued operations. The income (loss) from discontinued operations, net of tax, for the quarter and nine months ended September 30, 2011 was as follows:

	Period ended September 30, 2011
	Three Months	Nine Months
	(in thousands, unaudited)
Income (loss) from operations	$271	$(1,595)
Loss on disposal	(3,962)	(3,962)

Income (loss) from discontinued operations	$(3,691)	$(5,557)

DigiNotar revenues of $594 and $1,764 for the three and nine months ended September 30, 2011, respectively, are included in the income (loss) from operations shown above.

The loss on disposal includes the following:

	Amount	Tax	Net
Impairment of goodwill	$2,873	$(230)	$2,643
Impairment of intangibles	2,307	(185)	2,122
Other assets and liabilities	(1,459)	142	(1,317)
Provision for doubtful account	952	-	952
Professional fees	651	(52)	599
Contingent consideration	(1,085)	48	(1,037)

Total loss on disposal	$4,239	$(277)	$3,962

At September 30, 2011, remaining assets and liabilities related to DigiNotar have been classified as assets of discontinued operations and liabilities of discontinued operations, respectively, in the balance sheets and consist of the following:

Contingent consideration due from escrow	$1,904
Due from DigiNotar net of allowance for doubtful account of $952	435
Income taxes receivable	277

Assets of discontinued operations	$2,616

Due to DigiNotar	1,339
Accrued professional fees	529

Liabilities of discontinued operations	$1,868

Note 5 – Acquisition of Alfa & Ariss

On April 1, 2011, we acquired all of the stock of Alfa & Ariss B.V. (Alfa & Ariss), an open identity and access management specialist of Enschede, The Netherlands, in exchange for cash consideration of €1,000 ($1,410 at the exchange rate of 1.41 US Dollars per Euro). The purchase price was subject to verification of certain balances resulting in an additional payment of €36 in May 2011 (approximately $51 at an exchange rate of 1.41 US Dollars per Euro). The acquisition was funded by our existing cash balances.

Consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as of the acquisition date as follows:

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

Acquired identifiable intangible assets totaling $606 are being amortized over their respective useful lives ranging from two to five years.

The acquisition is not material to our unaudited condensed consolidated balance sheet and results of operations. The unaudited condensed financial statements include the operating results of Alfa & Ariss from the acquisition date.

Note 6 – Goodwill

Goodwill as of September 30, 2011 consisted of the following:

Net balance at December 31, 2010	$12,772
Additions – DigiNotar	2,632
Additions – Alfa & Ariss	468
Impairment – DigiNotar	(2,873)
Net foreign currency translation	557

Net balance at September 30, 2011	$13,556

As further described in Notes 1, 4, and 5, additions to goodwill result from the acquisitions of DigiNotar and Alfa & Ariss and the impairment results from the DigiNotar Events. Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuation.

Note 7 – Intangible Assets

Intangible asset activity for the nine months ended September 30, 2011 is detailed in the following table.

	Technology	Trademarks	Other	Assets
Net balance at December 31, 2010	$544	$1,059	$-	$1,603
Additions-DigiNotar	7,554	318	2,267	10,139
Impairment-DigiNotar	-	(301)	(2,006)	(2,307)
Additions-Alfa & Ariss	522	28	56	606
Additions-Other		257		257
Net foreign currency translation	7	26	186	219
Amortization expense	(1,439)	(80)	(459)	(1,978)

Net balance at September 30, 2011	$7,188	$1,307	$44	$8,539

As further described in Notes 1, 4, and 5, Additions – DigiNotar and Additions – Alfa & Ariss result from the acquisitions of DigiNotar and Alfa & Ariss and Impairment-DigiNotar results from events related to DigiNotar. Certain intangible assets are denominated in local currencies and are subject to currency fluctuations.

Note 8 – Income Taxes

Our effective tax rate on continuing operations for the nine months ended September 30, 2011 is equal to our expected annual tax rate of 21%. This rate is lower than the U.S. statutory rate of 35%, primarily due to two factors:

1.)	income in foreign jurisdictions taxed at lower statutory rates ranging from 8% to 34%, and

2.)	income in the U.S. is taxed at an effective rate of 2%, due to the utilization of net operating loss (NOL) carryforwards, where the tax benefit for these losses is fully reserved.

In the second quarter of 2011, our effective annual tax rate was estimated to be 30%. This was lower than the U.S. statutory tax rate of 35%, primarily due to income in foreign jurisdictions taxed at lower rates, partially offset by expected losses in the U.S., where the tax benefit for these losses was fully reserved. The effective tax rate of 18% for the third quarter of 2011 reflects the decrease in the expected annual rate.

Our expected annual tax rate for the nine months ended September 30, 2010 was 32%. This was lower than the U.S. statutory tax rate of 35%, primarily due to income in foreign jurisdictions taxed at lower rates, partially offset by losses in the U.S., where the tax benefit for these losses was fully reserved. The effective tax rate for the nine months ended September 30, 2010 was 27%. This was lower than the expected annual tax rate of 32%, due to the benefit of discrete items of $282 related to the true-up of our provisions for prior year tax returns as filed and other tax adjustments. In the second quarter of 2010, our effective annual tax rate was estimated to be 35%. The effective tax rate of 28% for the third quarter of 2010 reflects the reduction in the estimated annual tax rate.

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

The activity in our warranty liability was as follows:

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Balance, beginning of period	$-	$150	$61	$150
Provision for claims	7	4	20	142
Product or cash issued to settle claims	(7)	(51)	(81)	(189)

Balance, end of period	$-	$103	$-	$103

At September 30, 2011, deferred revenue from extended warranties was $66.

Note 10 – Long-Term Compensation Plan and Stock Based Compensation

Under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan (2009 Equity Incentive Plan), we awarded 190 shares of restricted stock in the first quarter of 2011 consisting of 88 unissued shares subject to future performance criteria and 102 issued shares. The market value of the restricted shares was $1,588 at the date of grant and will be amortized over the respective vesting periods of one to four years.

In the second quarter of 2011, we awarded 445 shares of restricted stock under the 2009 Equity Incentive Plan consisting of 149 unissued shares subject to future performance criteria and 296 issued shares. The market value of the restricted shares was $3,684 at the date of grant and will be amortized over the respective vesting periods of three or four years.

The following table details long-term compensation plan and stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Restricted stock	$436	$382	$1,182	$1,139
Long-term compensation plan	455	372	1,025	775

Total Non-Cash Compensation	$891	$754	$2,207	$1,914

Note 11 – Common Stock and Earnings per Share

In connection with the 2009 Equity Incentive Plan described above, we issued 102 shares of restricted common stock during the three months ended March 31, 2011 and 296 shares during the three months ended June 30, 2011.

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three and nine month periods ended September 30, 2011 and 2010 follow:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income – continuing operations	5,927	2,183	12,913	4,152
Net (loss) – discontinued operations	(3,691)	-	(5,557)	-

Net income	$2,236	$2,183	$7,356	$4,152

Weighted average common shares outstanding
Basic	37,539	37,417	37,531	37,411
Incremental shares with dilutive effect:
Stock options	829	714	883	764
Restricted stock awards	238	28	196	41

Diluted	38,606	38,159	38,610	38,216

Basic income (loss) per share
Continuing operations	$0.16	$0.06	$0.34	$0.11
Discontinued operations	$(0.10)	$-	$(0.14)	$-

Total net income per share	$0.06	$0.06	$0.20	$0.11

Diluted income (loss) per share
Continuing operations	$0.15	$0.06	$0.33	$0.11
Discontinued operations	$(0.09)	$-	$(0.14)	$-

Total net income per share	$0.06	$0.06	$0.19	$0.11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except headcount, ratios, time periods and percents)

Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “VASCO,” “company,” “we,” “our,” and “us” refer to VASCO Data Security International, Inc. and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements are subject to certain risks, uncertainties and assumptions and include, among other things, our expectations regarding the DigiNotar bankruptcy process, the impairment of our investment in DigiNotar, the timeframe in which the impairment costs will be incurred, our ability to recover amounts held in escrow, our ability to offset amounts that may be owed to DigiNotar by other VASCO affiliates against amounts owed to VASCO affiliates by DigiNotar, and our ability to effectively integrate certain intellectual property assets previously used by DigiNotar into our operations, as well as the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and the anticipated future growth in certain markets in which we currently market and sell our products or anticipate selling and marketing our products in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect”, “believe”, “will”, “anticipate”, “emerging”, “intend”, “plan”, “could”, “may”, “estimate”, “should”, “objective”, “goal”, “possible”, “potential” and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. Although VASCO believes that our expectations are reasonable, we can give no assurance that these expectations will prove to be correct. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from those contemplated above include, among others, unanticipated costs associated with DigiNotar’s bankruptcy or potential claims that may arise in connection with the hacking incidents at DigiNotar. Additional risks, uncertainties and other factors have been described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2010 and include, but are not limited to, (a) risks of general market conditions, including currency fluctuations and the uncertainties resulting from turmoil in world economic and financial markets, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasingly sophisticated hacking attempts, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, and changing government regulations, and (c) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements. Except for our ongoing obligations to disclose material information as required by the U.S. federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

General

The following discussion is based upon our consolidated results of operations for the three and nine months ended September 30, 2011 and 2010 (percentages in the discussion may be rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-Q and our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

We offer our products either through a product sales and licensing model or through our DIGIPASS as a Service (“DPS”) product offering. DPS is our cloud-based authentication platform. By using our authentication platform, customers can deploy two-factor authentication more quickly, incur less upfront costs and be able to use strong authentication when logging onto a larger number of Internet sites and applications. We expect those applications to include business-to-business applications, business to employee applications (e.g., employees of companies logging into third party applications operated in the cloud), and business to consumer applications. While there were minimal revenues generated from this product through the first nine months of 2011, we believe that DPS has the potential for significant future growth as it will make two-factor authentication more affordable and readily available to users and application markets.

In January 2011, we acquired DigiNotar BV., an internet trusted certificate authority/provider, in a two step process, the first step being the acquisition of DigiNotar’s intellectual property and the second being the acquisition of the stock of DigiNotar. In July 2011, DigiNotar detected an intrusion into its Certificate Authority (CA) infrastructure, which resulted in the fraudulent issuance of public key certificate requests for a number of domains. On September 14, 2011, the Dutch Independent Post and Telecommunications Authority (OPTA) Commission terminated DigiNotar’s registration as a certification service provider that issues qualified certificates. As a result of the termination of its registration as a certification service provider, DigiNotar filed for bankruptcy on September 19, 2011 and the Haarlem District Court, The Netherlands declared DigiNotar bankrupt on September 20, 2011.

Following the bankruptcy of DigiNotar, we do not plan to continue the certificate authority business, which was DigiNotar’s core product. We do expect, however, that we will be able to use the intellectual property acquired from DigiNotar to create our own PKI-secured applications, such as document signing, registration and storage solutions, which we expect will strengthen our core authentication product line and expand opportunities for us on our DPS platform.

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

Our target market is any business process that uses some form of electronic interface, particularly the Internet, where the owner of that process is at risk if unauthorized users can gain access to its process and either obtain proprietary information or execute transactions that are not authorized. Our products not only increase the security associated with accessing the business process, thereby reducing the losses from unauthorized access, but also, in many cases, can reduce the cost of the process itself by automating activities that were previously performed manually.

Comparison of Results for the Three and Nine Months Ended September 30, 2011 and 2010

Industry Growth: We do not believe that there are any accurate measurements of the total industry’s size or the industry’s growth rate. We believe, however, that the industry will grow at a significant rate as the use of the internet increases and the awareness of the risks of using the internet grow among applications owners and consumers. We expect that growth will be driven by new government regulations, growing awareness of the impact of identity theft, and the growth in commerce that is transacted electronically. The issues driving the growth are global issues and the rate of adoption in each country is a function of that country’s culture, the competitive position of businesses operating in that country, the country’s overall economic conditions and the degree to which businesses and consumers within the country use technology.

Economic Conditions: Our revenue may vary significantly with changes in the economic conditions in the countries in which we sell products. With our current concentration of revenue in Europe and specifically in the banking/finance vertical market, significant changes in the economic outlook for the European banking market may have a significant effect on our revenue. As a result of the difficult economy in 2010 and the first half of 2011, our customers delayed the rollout of existing applications and deferred purchase decisions related to the implementation of our product in new applications. In 2010, we responded to the difficult economic conditions by focusing our sales efforts on markets that we believed to have the most near-term opportunity and by implementing cost containment initiatives, which included but was not limited to a hiring freeze. With the apparent abatement of the difficult economic conditions in the fourth quarter of 2010 in many of the countries in which we operate, we began to hire staff to support new product development and sales initiatives as well as hiring staff to mitigate risk and strengthen our position in existing markets.

We do not believe the sovereign debt crisis in Europe has had a material negative impact on our business in the first nine months of 2011. Through the first nine months of 2011, we have seen substantial growth in demand for our product from the banking vertical market even with the significant uncertainty surrounding the sovereign debt issues and the potential impact that a default by the issuers of the debt may have on banks, especially in the western European market. We believe that the growth has been driven by the banks focusing on the need to grow their retail banking business and secure their customers’ internet banking transactions. While we expect that the European leaders will find a solution to the debt issues and the resulting impact on banks holding the debt, it is possible that continued delay in finding a solution or if the solution has a strongly unfavorable impact on the banks, the demand for our products could decline significantly. Cybersecurity: See Note 4 to the financial statements for details associated with a cybersecurity incident involving DigiNotar B.V. that we experienced in July 2011.

Cybersecurity: In July 2011, we experienced a cyber incident related to DigiNotar B.V. as described in Note 4 to the financial statements. While the loss of DigiNotar B.V.’s certificate authority business was not material to our ongoing operations, the loss on the disposal of the business, which primarily reflected the write-off of a part of the cost of acquiring the business earlier in the year, was significant. The hacking incident at DigiNotar B.V. did not effect VASCO’s information systems as the two networks were not integrated. We do not expect that the cyber incident at DigNotar B.V. will have a material impact on our traditional authentication business going forward.

Our losses from discontinued operations resulting from the DigiNotar Events may be exceeded as a result of unanticipated costs associated with DigiNotar B.V.’s bankruptcy, potential claims that may arise in connection with the hacking incident, further impairment of our investment in DigiNotar B.V., the timeframe in which the impairment costs will be incurred, our inability to recover amounts held in escrow relating to our acquisition of DigiNotar, our inability to offset amounts that may be owed to DigiNotar B.V. by other VASCO affiliates against amounts owed to VASCO affiliates by DigiNotar B.V. and our inability to effectively integrate certain intellectual property assets previously used by DigiNotar B.V. into our operations.

See Note 4 to the financial statements for a description of the cybersecurity incident involving DigiNotar B.V.

See Part II. Other Information Item 1. Legal Proceedings for a description of legal proceedings related to the cybersecurity incident involving DigiNotar B.V.

See Part II. Other Information Item 1A. Risk Factors for a discussion of cybersecurity risks.

Income Taxes: Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). All our IP is owned by two subsidiaries, one in the U.S. and one in Switzerland. Our two subsidiaries have entered into agreements with most of the other VASCO entities under which those other entities provide services to our U.S. and Swiss subsidiaries on either a percentage of revenue or on a cost plus basis or both. Under this structure, the earnings of our service provider subsidiaries are relatively constant. These service provider companies tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings tend to flow to the US and Swiss companies, which have lower effective tax rates which accounts for the change in our effective tax rates.

We currently have a U.S. net operating loss (“NOL”) that is fully reserved as we have not yet been able to establish that it is more likely than not that we will be able to use the NOL. As a result of the NOL and related reserve, the effective tax rate on U.S. earnings has approximated zero, excluding the impact of the alternative minimum tax (“AMT”). The AMT rate generally computes to about 2% of pretax income in the U.S. We expect that the effective tax rate on U.S. earnings will remain near zero, excluding AMT, until we can establish that it is more likely than not that we will have adequate U.S. earnings such that we will be able to use the NOL. If we are able to establish that we can use the NOL in future periods, we will release the reserve on the NOL to income in the period that we make that determination and from that point forward future earnings in the U.S. are expected to be taxed at the statutory rates.

The changes in the effective rate related to foreign operations reflect changes in the geographic mix of where the earnings are realized and the tax rates in each of the countries in which it is earned. The statutory tax rate for the primary foreign tax jurisdictions ranges from 8% to 34%.

The geographic mix of earnings of our foreign subsidiaries will primarily depend on the level of our service provider subsidiaries’ pretax income, which is recorded as expense in the two entities that own our intellectual property (i.e., subsidiaries in the U.S. and Switzerland), and the benefit that is realized in Switzerland through the sales of product. The level of pretax income in our service provider subsidiaries can vary based on:

1.	the staff, programs and services offered on a yearly basis by the various subsidiaries as determined by management, or

2.	the changes in exchange rates related to the currencies in the service provider subsidiaries, or

3.	the amount of revenues that the service provider subsidiaries generate.

For items 1 and 2 above, there is a direct impact in the opposite direction on earnings in the U.S. and Swiss entities. Any change from item 3 is generally expected to result in a larger change in income in the U.S. and Swiss entities in the direction of the change (increased revenues expected to result in increased margins/pretax profits and conversely decreased revenues expected to result in decreased margins/pretax profits) than the change in the service provider entities.

In addition to provision of services, the intercompany agreements transfer the majority of the business risk to our U.S. and Swiss subsidiaries. As a result, the contracting subsidiaries’ pretax income is reasonably assured while the pretax income of the U.S. and Swiss subsidiaries varies directly with our overall success in the market.

Given the fact that the effective rate in the U.S. is zero and the effective rate in Switzerland is lower than in most of our other service provider subsidiaries, we believe that increases in pretax income will generally result in lower effective tax rates and decreases in pretax income will result in higher effective tax rates. Depending on our consolidated level of profits, it is possible that the consolidated effective tax rate will exceed the then applicable statutory rates in any of the countries in which we operate.

Currency Fluctuations: In the third quarter of 2011 and 2010, approximately 85% and 91%, respectively, of our revenue was generated outside the United States. For both the nine months ended September 30, 2011 and 2010, approximately 91% of our revenue was generated outside of the United States.

In addition, in the third quarter of 2011 and 2010, approximately 81% and 76%, respectively, of our operating expenses were incurred outside the United States. For the nine months ended September 30, 2011 and 2010, approximately 82% and 79%, respectively, of our operating expenses were incurred outside of the United States.

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

The U.S. Dollar weakened by approximately 12% and 7% against the Euro for the quarter and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The U.S. Dollar weakened 18% and 15% against the Australian Dollar for the quarter and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. We estimate that the changes in the exchange rate of the U.S. Dollar to these two currencies in 2011 compared to 2010 resulted in an increase in revenue and operating expenses of approximately $2,892 and $1,919, respectively, for the quarter ended September 30, 2011 and an increase in revenue and operating expenses of approximately $5,127 and $3,325, respectively, for the nine months ended September 30, 2011 compared to the same periods in 2010.

The financial position and results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland and Singapore (in which the functional currency is the U.S. Dollar), are generally measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders’ equity. Revenue and expenses are translated at average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other non-operating income (expense). Foreign exchange transaction losses aggregating $583 and $525 in the third quarter and first nine months of 2011, respectively, compares to gains aggregating of $330 and $63 in the third quarter and first nine months of 2010, respectively.

Revenue

Revenue by Geographic Regions: We classify our sales by customers’ location in four geographic regions: 1) EMEA, which includes Europe, the Middle East and Africa; 2) the United States, which for our purposes includes sales in Canada; 3) Asia Pacific; and 4) Other Countries, including Australia, Latin America and Central Asia. The breakdown of revenue for the three and nine months ended September 30, 2011 and 2010 in each of our major geographic regions follows:

	EMEA	United States	Asia Pacific	Other Countries	Total
Three months ended September 30:
Revenue:
2011	$27,640	$6,167	$3,406	$4,172	$41,385
2010	$18,181	$2,330	$2,831	$2,959	$26,301

Percent of Total:
2011	67%	15%	8%	10%	100%
2010	69%	9%	11%	11%	100%

Nine months ended September 30:
Revenue:
2011	$85,849	$11,095	$8,455	$14,155	$119,554
2010	$50,709	$7,112	$6,568	$10,569	$74,958

Percent of Total:
2011	72%	9%	7%	12%	100%
2010	68%	9%	9%	14%	100%

Total revenue in the third quarter of 2011 increased $15,084, or 57%, from third quarter of 2010. Including the impact of changes in currency exchange rates, the increase was primarily attributable to a 68% increase in revenues from the banking market and a 24% increase in revenues from the enterprise and application security market. As noted above, for the quarter ended September 30, 2011, we estimate that the weakening of the U.S. Dollar as compared to the Euro resulted in a decrease in revenue of $2,892.

Revenue generated in EMEA during the third quarter of 2011 was $9,459, or 52%, higher than the third quarter of 2010. The increase in revenues reflected an increase in revenues from both the banking and enterprise and application security markets.

Revenue generated in the United States during the third quarter was $3,837, or 165%, higher than the third quarter of 2010. The increase in revenues reflected an increase in products sold in the banking market partially offset by a decline in revenues from the enterprise and application security market. The banking market in the United States uses our technology primarily for corporate banking applications and, as a result, is relatively small. Given the size of the market, our results may vary significantly period to period based on the size and timing of shipment of individual orders.

Revenue generated in the Asia Pacific region during the third quarter was $575, or 20%, higher than the third quarter of 2010. The increase in revenues reflected growth in both the banking and the enterprise and application security markets.

Revenue generated from Other Countries during the third quarter was $1,213, or 41%, higher than the third quarter of 2010. The increase in Other Countries was primarily due to increases in revenues from the South American banking market. We expect that revenues from Other Countries will be more volatile than from our other regions given their earlier stage of development of the authentication market in those countries. VASCO, however, plans to continue to invest in new markets based on our estimates of the each market’s demand for strong user authentication.

Total revenue for the nine months ended September 30, 2011 increased $44,596, or 59%, from the first nine months of 2010. Including the impact of changes in currency exchange rates, the increase was primarily attributable to an 83% increase in revenues from the banking market partially offset by a 2% decrease in revenues from the enterprise and application security market. As noted above, for the nine months ended September 30, 2011, we estimate that the weakening of the U.S. Dollar as compared to the Euro resulted in an increase in revenue of $5,127.

Revenue for the nine months ended September 30, 2011 generated in EMEA increased $35,140, or 69%, from the first nine months of 2010. Revenue from the banking market for the first nine months of 2011 was approximately 92% higher than in the same period of 2010 while revenues from the enterprise and application security market increased approximately 9%.

Revenue for the nine months ended September 30, 2011 generated in the United States increased $3,983, or 56%, from the first nine months of 2010. Revenues from the U.S. for the first nine months of 2011 reflected strong growth from the banking market partially offset by a decline in revenues from the enterprise and application security market.

Revenue for the nine months ended September 30, 2011 from Asia Pacific increased $1,887, or 29%, from the first nine months of 2010. Revenues from Asia Pacific for the first nine months of 2011 reflected an increase in revenues from the banking market partially offset by a decline in revenues from the enterprise and application security market.

Revenue for the nine months ended September 30, 2011 generated from Other Countries increased $3,586, or 34%, from the first nine months of 2010. Revenues from Other Countries for the first nine months of 2011 reflected an increase in revenues from the banking market partially offset by a decline in revenues from the enterprise and application security market.

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

	Banking	Enterprise & Application Security	Total
Three months ended September 30:
Revenue:
2011	$33,403	$7,982	$41,385
2010	$19,889	$6,412	26,301

Percent of Total:
2011	81%	19%	100%
2010	76%	24%	100%

Nine months ended September 30:
Revenue:
2011	$99,116	$20,438	$119,554
2010	$54,121	$20,837	74,958

Percent of Total:
2011	83%	17%	100%
2010	72%	28%	100%

Revenue in the third quarter of 2011 from the banking market increased $13,514, or 68%, from the third quarter of 2010 and revenue from the enterprise and application security market increased $1,570, or 24%, in the same period.

The increase in revenues from the banking market in the third quarter of 2011 compared to the third quarter of 2010 reflected strong growth in both hardware and non-hardware sales. Revenues from the banking market increased in all of our geographic regions with the exception of the Other Countries. We believe that the increase in revenues reflects the fact that the banks in our markets are recovering from the economic crisis and are returning their focus to executing growth strategies, which includes securing their internet banking applications.

The increase in revenues from the enterprise and application security market in the third quarter of 2011 compared to the third quarter of 2010 reflected strong growth in revenues from non-hardware products partially offset by a decline in revenue from the sale of hardware products. Revenues in the enterprise and application security market increased in all of our geographic areas with the exception of United States. The size of the enterprise and application security market in all regions other than

EMEA is relatively small and, as a result, our revenues may vary significantly period to period based on the size and timing of shipment of individual orders.

Revenue for the first nine months of 2011 from the banking market increased $44,995, or 83%, compared to the first nine months of 2010, while revenue from the enterprise and application security market decreased $399 or 2% in the same period.

Banking revenue increased in each of our regions for the first nine months of 2011 reflecting strong growth in revenues from both hardware and non-hardware products.

Revenues from the enterprise and application security market declined in all of our regions other than EMEA for the first nine months of 2011 compared to first nine months of 2010. The decrease in revenues from the enterprise and applications security markets was primarily attributable to a decrease in hardware revenue partially offset by increased revenues from non-hardware products.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue for the three months and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	32.9%	29.5%	36.4%	29.7%

Gross profit	67.1%	70.5%	63.6%	70.3%

Operating costs:
Sales and marketing	23.1%	28.4%	24.7%	30.9%
Research and development	11.6%	12.7%	11.2%	13.3%
General and administrative	13.2%	19.5%	13.3%	19.3%
Amortization of purchased intangible assets	1.2%	0.4%	1.2%	0.4%

Total operating costs	49.1%	61.0%	50.4%	63.9%

Operating income	18.0%	9.5%	13.2%	6.4%

Interest income	0.4%	0.4%	0.3%	0.3%
Other income (expense)	(0.9)%	1.7%	0.2%	0.9%

Income from continuing operations before income taxes	17.5%	11.6%	13.7%	7.6%
Provision for income taxes	3.2%	3.3%	2.9%	2.1%

Net income from continuing operations	14.3%	8.3%	10.8%	5.5%

Gross Profit

Consolidated gross profit for the quarter ended September 30, 2011 was $27,752, an increase of $9,207, or 50%, from the quarter ended September 30, 2010. Gross profit as a percentage of revenue (gross profit margin) was 67% for the quarter ended September 30, 2011, as compared to

70% for the quarter ended September 30, 2010. The decrease in gross profit as a percentage of revenue for the third quarter of 2011 compared to 2010 primarily reflects:

•	a decrease in the percentage of our total revenue that came from the enterprise and application security market,

•	an increase in the percentage of our total revenue that came from sales of card readers, and

•	an increase in non-product costs associated with the customization and expedited delivery of products,

partially offset by

•	the positive impact on revenue and gross profit of changes in foreign currency rates.

Consolidated gross profit for the nine months ended September 30, 2011 was $76,086, an increase of $23,416, or 44%, from the comparable period in 2010. Gross profit as a percentage of revenue (gross profit margin) was 64% for the nine months ended September 30, 2011, as compared to 70% for the comparable period in 2010. The decrease in the gross profit margin for the first nine months of 2011 compared to 2010 primarily reflects the same factors noted for the comparison of the third quarter plus lower gross profit margins generated from revenues in the banking market and a decrease in non-hardware revenues as a percentage of total revenue.

As noted above, revenue from our enterprise and application security market, which generally has margins that are 20 to 30 percentage points higher than the banking market, was 19% of our revenue for the third quarter and 17% of revenue for the first nine months of 2011 compared to 24% and 28% for the third quarter and first nine months of 2010, respectively. We expect continued strong growth in revenues from the banking market in 2011 and we expect that our revenues from the enterprise and application security market as a percentage of total revenue will continue to be below the comparable quarters of 2010.

Card readers, which can have a lower gross profit margin that is approximately 10 to 20 percentage points lower than other hardware-related margins due to competitive pricing pressures, were 21% and 22% of our revenue for the third quarter and first nine months of 2011, respectively, compared to 15% for both the third quarter and first nine months of 2010. We expect that the relatively low gross profit margin on card readers will continue into the foreseeable future as there are a number of competitors in the EMV (Europay, MasterCard and Visa) market that produce card reader products with fewer features than our products at a lower cost.

The decline in gross profit margin on revenues from the banking market for the nine months ended September 30th reflected an increase in large orders sold to the banking market in the first six months of 2011 compared to 2010. The reduction in the gross profit margin related to the larger orders is consistent with our approach to pricing, which is to offer lower average selling prices per unit for large volume purchase orders.

Non-hardware revenue, which can have a gross profit margin that is approximately 20 to 30 percentage points higher than hardware-related revenue, depending on the model and quantity of the hardware units sold, was 25% of revenue for the quarter and 22% of revenue for the first nine months of 2011 and compares to approximately 26% of total revenue for both the third quarter and first nine months of 2010. We plan to continue to focus on sales of our non-hardware revenue items and expect that they will increase as a percentage of our total revenue in future periods.

The majority of our inventory purchases are denominated in U.S. Dollars. Also, as previously noted, our sales are denominated in various currencies including the Euro and Australian Dollar. As the U.S. Dollar has weakened, when compared to the Euro and Australian Dollar in the same periods in the prior year, revenue from sales made in Euros and Australian Dollars increased, as measured in U.S. Dollars, without a corresponding change in cost of goods sold. As noted earlier, the impact from changes in currency rates are estimated to have increased revenue by approximately $2,892 for the third quarter and $5,127 first nine months of 2011. Had the currency rates in 2011 been equal to the rates in 2010, the gross profit margin would have been approximately 2.5 percentage points lower for the quarter and 1.6 percentage points lower for the nine months ended September 30, 2011.

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

On a consolidated basis, our operating expenses for the quarter and nine months ended September 30, 2011 were $20,316 and $60,402, respectively, an increase of $4,273, or 27%, from the third quarter of 2010 and an increase of $12,535, or 26%, from the nine months ended September 30, 2010. The increase in consolidated operating expenses was primarily related to the impact of our hiring program in 2010, our acquisition of Alfa & Ariss in April of 2011, our acquisition of DigiNotar’s intellectual property in January of 2011, and the impact of changing currency exchange rates.

During the first quarter of 2010, in anticipation of strong growth in our markets in the later part of 2010 and into 2011, we began an aggressive hiring program that resulted in an increase in our staff by 48 persons, or approximately 16% for the full year 2010. As a result, the average total headcount in the third quarter of 2011 was 40 persons or 12% higher than in the third quarter of 2010. For the first nine months of 2011, average headcount was 42 persons or 13% higher than for the first nine months of 2010.

Operating expenses, excluding amortization of purchased intangible assets, associated with the acquisition of Alfa & Ariss, which is primarily an R&D center, were approximately $220 and $443 for the third quarter and first nine months of 2011, respectively.

Operating expenses for the third quarter and first nine months of 2011 included $486 and $1,485 of expenses related to amortization of purchased intangible assets, respectively, compared to $106 and $329 of amortization expense for the third quarter and first nine months of 2010, respectively.

We estimate the changes in currency exchange rates, primarily the strengthening of the Euro and Australia Dollar compared to the U.S. Dollar, increased our operating expenses by $1,919 and $3,325 for the third quarter and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended September 30, 2011 were $9,575, an increase of $2,102, or 28%, from the third quarter of 2010. The increase in sales and marketing expenses reflected an increase in compensation related expenses, in part related to an increase in headcount, and increased expense related to the weakening of the U.S. Dollar compared to the Euro and other currencies.

Consolidated sales and marketing expenses for the nine months ended September 30, 2011, were $29,555, an increase of $6,427, or 28%, from the same period of 2010. The increase in expense for the nine month period is related to the same factors noted above in the comparison of the third quarter of 2011 to the third quarter of 2010.

Average full-time sales and marketing employee headcount for the three and nine months ended September 30, 2011 was 174 and 173, respectively compared to 161 and 160 for the three and nine months ended September 30, 2010, respectively. The increase in headcount was approximately 8% for both the third quarter and nine months ended September 31, 2011 when compared to the same periods in 2010.

We estimate that the changes in currency exchange rates increased sales and marketing expense for the third quarter and nine months ended September 31, 2011 by $948 and $1,651, respectively.

Research and Development Expenses

Consolidated research and development expenses for the quarter ended September 30, 2011, were $4,787, an increase of $1,443, or 43%, from the third quarter of 2010. This increase was primarily due to increased compensation expense related to increased headcount, the acquisition of Alfa & Ariss and increased expense related to the weakening of the U.S. Dollar compared to the Euro and other currencies.

Consolidated research and development costs for the nine months ended September 30, 2011, were $13,445, an increase of $3,502, or 35%, from the same period of 2010. The increase in expense for the nine month period is related to the same factors noted above in the comparison of the third quarter of 2011 to the third quarter of 2010.

Average full-time research and development employee headcount for the three and nine months ended September 30, 2011 was 135 and 126, respectively, compared to 111 and 102 for the three and nine months ended September 30, 2010, respectively. The increase in headcount was approximately 22% and 23% for the third quarter and nine months ended September 31, 2011, respectively, when compared to the same periods in 2010.

We estimate that the changes in currency exchange rates increased sales and marketing expense for the third quarter and nine months ended September 31, 2011 by $595 and $1,071, respectively.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended September 30, 2011, were $5,468, an increase of $348, or 7%, from the third quarter of 2010. The increase in general and administrative expenses reflected an increase in compensation related expenses, in part related to an increase in headcount, and increased expense related to the weakening of the U.S. Dollar compared to the Euro and other currencies.

Consolidated general and administrative expenses for the nine months ended September 30, 2011, were $15,917, an increase of $1,450 or 10%, from the same period of 2010. The increase in expense for the nine month period is related to the same factors noted above in the comparison of the third quarter of 2011 to the third quarter of 2010.

Average full-time general and administrative employee headcount for both the three and nine months ended September 30, 2011 was 56 compared to 54 and 52 for the three and nine months ended September 30, 2010, respectively. The increase in headcount was approximately 4% and 9% for the third quarter and nine months ended September 31, 2011, respectively, when compared to the same periods in 2010.

We estimate that the changes in currency exchange rates increased sales and marketing expense for the third quarter and nine months ended September 31, 2011 by $375 and $603, respectively.

Amortization of Intangible Assets

Amortization of intangible assets for the third quarter and first nine months of 2011 was $486 and $1,485, respectively, an increase of $380 when compared to the third quarter of 2010 and an increase of $1,156 when compared to the nine months ended September 30, 2010. The increase in amortization expense relates to the amortization of intangibles resulting from the purchase of DigiNotar’s intellectual property in January 2011 and the purchase of Alfa and Ariss in April 2011.

Interest Income

Consolidated net interest income was $164 in the third quarter of 2011 as compared to income of $91 in the third quarter of 2010. For the nine months ended September 30, 2011, interest income was $404 compared to $225 for the same period of 2010. The increase in interest income for the third quarter and first nine months of 2011 compared to the same periods in 2010 reflects an increase in both the average invested balance and the average interest rate earned on the invested balances.

Our average cash balance in the third quarter and first nine months of 2011 of $81,713 and $83,418 was 2% and 10% higher, respectively, than in the third quarter and first nine months of 2010. Our annual return on invested cash was approximately 0.8% and 0.7% for the third quarter and nine months ended September 30, 2011, respectively, compared to 0.4% for both of the comparable periods in 2010.

Other Income (Expense), Net

Other income (expense) primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our export business in those countries and other miscellaneous non-operational, non-recurring expenses.

Other expense for the third quarter of 2011 was $359 and compares to other income of $457 for the third quarter of 2010. The decrease in other income primarily reflects increased foreign exchange transaction losses. Other income (expense) included exchange losses of $583 for the quarter ended September 30, 2011 compared to an exchange gain of $330 for the quarter ended September 30, 2010.

Other income for the first nine months of 2011 was $258 and compares to $659 for the first nine months of 2010. The decrease in other income primarily reflects increased foreign exchange transaction losses. Other income included exchange losses of $525 for the nine months ended September 30, 2011 compared to an exchange gain of $63 for the nine months ended September 30, 2010.

Income Taxes

Income tax expense for the third quarter of 2011 was $1,314, an increase of $447 from the third quarter of 2010. The increase in tax expense is attributable to higher pretax income partially offset by a lower effective tax rate. The effective tax rate was 18% for the third quarter of 2011 compared to 28% for the third quarter of 2010. The tax rate in the third quarter of 2011 benefited from a decrease in our estimate of our full-year tax rate from 30% to 21%. The tax rate in the third quarter of 2010 benefited by a decrease in our estimate of our full-year tax rate from 35% to 32%, excluding the benefit related to the adjustments from prior year tax returns. The decrease in our estimated full-year tax rate for 2011 reflects an increase in our forecasted pretax income in jurisdictions with low effective tax rates.

Income tax expense for the first nine months of 2011 was $3,433, an increase of $1,898 from the same period in 2010. The increase in tax expense reflects higher pre-tax income partially offset by a lower effective tax rate. As noted above, the effective tax rate for the nine months ended September 30, 2010 included the benefit of discrete items related to the adjustment of prior years’ tax provisions. For the first nine months of 2010, we recorded $282 of benefit related to discrete items.

The effective tax rate for both periods reflects our estimate of our full-year tax rate at the end of each respective period. The decrease in the tax rate is primarily attributable to an increase in pretax income in tax jurisdictions that either have a lower statutory tax rate or have tax loss carryforwards that have been reserved. During this period of economic uncertainty, we believe that our effective tax rate may vary significantly quarter to quarter as actual earnings or losses are realized in countries with lower tax rates or with loss carryforwards that have been reserved.

At December 31, 2010, we had U.S. NOL carryforwards of $21,247. Of this amount, $14,727 would result in a benefit to earnings. The remainder represents tax deductions for employee stock option gains, the benefit for which would be credited to paid-in capital. The U.S. loss carryforwards expire in varying amounts beginning in 2020 and continuing through 2029. In addition, if certain substantial changes in the company’s ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. carryforwards that could be utilized. At December 31, 2010, we also had foreign NOL carryforwards of $4,834. The foreign NOL carryforwards have no expiration dates. A valuation reserve has been provided for the U.S. and certain foreign operating loss carryforwards to offset the future benefits because we have not determined that their realization is more likely than not.

Loss from Discontinued Operations

We reported an after-tax loss from discontinued operations of $3,691 and $5,557 for the quarter and nine months ended September 30, 2011, respectively. The loss for the quarter reflected a loss on the disposal of DigiNotar B.V. of $3,962 million partially offset by income from DigiNotar’s operations of $271. The loss for the nine months ended September 30, 2011, included the same $3,962 loss from disposal and a $1,595 loss from operations. As detailed in Note 4 of the financial statements, the loss on disposal of DigiNotar B.V. included the following losses on an after-tax basis:

Gain (Loss)
• writeoff of goodwill	$(2,643)

• writeoff of intangible assets	(2,122)

• writeoff of intercompany receivables	(952)

• professional fees	(599)

partially offset by

• reversal of DigiNotar’s net liabilities	1,317

• a decrease in contingent consideration	1,037

Total loss on disposal of DigiNotar	$(3,962)

The decrease in contingent consideration reflects the amount that is expected to be recovered from the escrow agent that is holding funds associated with the original purchase transaction due to the fact that DigiNotar B.V. will not be able to achieve the earnings target established in the original purchase agreements.

We did not write off any of the intellectual property that we purchased prior to the purchase of DigiNotar’s stock. We believe that we will be able to strengthen our authentication product lines using the PKI technology we acquired from DigiNotar.

See Part II. Item 1. Legal Proceedings and Item 1A. Risk Factors for additional information related to DigiNotar B.V.

Liquidity and Capital Resources

Our net cash balance was $77,494 at September 30, 2011, a decrease of $7,136 or 8%, from $84,630 at June 30, 2011, and a decrease of $8,039, or 9%, from $85,533 at December 31, 2010. The decrease in cash from June 30, 2011 was attributable to the strengthening of the U.S. dollar to the Euro and most all of the currencies in Other Countries in which we operate and an increase in other key elements of working capital. The decrease in cash from December 31, 2010, was primarily attributable to the acquisition of DigiNotar and the acquisition of Alfa & Ariss, partially offset by positive cash flow from operations.

The negative impact of changes in exchange rates compared to June 30, 2011 primarily reflected the fact that the U.S. dollar strengthened against the Euro at the end of the quarter. At September 30, 2011, the exchange rate for the Euro to U.S. dollar was approximately1.36 and compares to 1.44 at June 30, 2011. The exchange rate for the Euro to U.S. dollar was approximately 1.33 at December 31, 2010.

As of September 30, 2011, we held $55,601 of cash in banks outside of the United States. Of that amount, $55,016 is not subject to significant repatriation restrictions, but may be subject to taxes upon repatriation. We have not provided for taxes on our unremitted foreign earnings as we consider them to be permanently invested.

We believe that our cash resources will be sufficient to meet our operating needs for the next twelve months.

At September 30, 2011 we had working capital of $99,221, an increase of $5,315, or 6%, from $93,906 at June 30, 2011 and an increase of $2,332 or 2% from $96,889 reported at December 31, 2010. The increase in working capital for the quarter was primarily related to cash flow related to our earnings. The increase in working capital for the for the nine months ended September 30, 2011 was primarily related to cash flow related to our earnings partially offset by cash used to acquire DigiNotar and Alfa & Ariss.

EBITDA from continuing operations for the three months ending September 30, 2011 was $8,033, an increase of $4,460 or 125% from the same period in 2010. For the nine month period ending September 30, 2011, EBITDA was $18,805, an increase of $11,467 or 156% compared to the same period in the prior year. A reconciliation of EBITDA to net income for the quarter and nine months ended September 30, 2011, and 2010 follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands, unaudited)		(in thousands, unaudited)
EBITDA from continuing operations	$8,033	$3,573	$18,805	$7,338

Interest income, net	164	91	404	225
Provision for income taxes	(1,314)	(867)	(3,433)	(1,535)
Depreciation and amortization	(956)	(614)	(2,863)	(1,876)

Net income from continuing operations	$5,927	$2,183	$12,913	$4,152

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

Both ASU 2009-13 and ASU 2009-14 were effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted both Updates effective January 1, 2011. As a result of adoption of the Updates:

1.	The sales of some of our products are defined as software sales and continue to be accounted for using ASC 985-605. Sales of some of our other products, however, no longer qualify as sales of software and are accounted for under ASC 605-25.

2.	For items continuing to be classified as software, we do not expect that the allocation of consideration will be significantly different than prior to adoption as we have vendor-specific objective evidence for the most common type of undelivered items, such as maintenance and support. Further, we continue to use the Residual Method when we have vendor-specific objective evidence of any undelivered elements.

3.	For sales of products that no longer qualify as software sales, we allocate the arrangement consideration among each of the accounting units based on relative selling price of each of the units with any discount on the transaction being split proportionately between delivered and undelivered accounting units. We do not expect that the allocation of purchase price among delivered and undelivered elements to be significantly different than under our accounting practices prior to adoption because, as noted above, we have vendor-specific objective evidence for the most common type of undelivered items and we generally do not provide discounts that will significantly impact the value determined using VSOE.

For the three and nine months ended September 30, 2011, the adoption of ASU 2009-13 and ASU 2009-14 did not have a significant impact on revenue. Further, we do not expect that adopting ASU 2009-13 and ASU 2009-14 will have a material impact on the amount, pattern or timing of the recognition of future revenue.

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

There have been no material changes in our market risk during the three months ended September 30, 2011. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On September 19, 2011, one of our wholly-owned subsidiaries, DigiNotar B.V., a company organized and existing in The Netherlands, filed a bankruptcy petition under Article 4 of the Dutch Bankruptcy Act in the Haarlem District Court, The Netherlands. On September 20, 2011, the court declared DigiNotar B.V. bankrupt and appointed a bankruptcy trustee and a bankruptcy judge to manage all affairs of DigiNotar B.V. through the bankruptcy process. The trustee took over management of DigiNotar B.V.’s business activities and is responsible for the administration and liquidation of DigiNotar B.V.

On September 26, 2011, we received a Civil Investigative Demand from the Federal Trade Commission (FTC) in connection with its non-public investigation of the hacking incidents at DigiNotar B.V. The FTC has not alleged any wrongdoing on our part.

Item 1A. Risk Factors.

You should carefully consider the following risk factors, as well as the risk factors and other information contained in our Annual Report on Form 10-K. In addition, there are a number of less significant and other general risk factors that could affect our future results. If any of the events described in the risk factors were to occur, our business, financial condition or operating results could be materially and adversely affected. We have grouped our risk factors under captions that we believe describe various categories of potential risk. For the reader’s convenience, we have not duplicated risk factors that could be considered to be included in more than one category.

Cybersecurity: Our use of technology is increasing and is critical in three primary areas of our business:

1.	Software and information systems that we use to help us run our business more efficiently and cost effectively;

2.	The products we have traditionally sold and continue to sell to our customers for integration into their software applications contain technology that incorporates the use of secret numbers and encryption technology; and

3.	New products and services that we are introducing to the market, such as DIGIPASS as a Service, are focused on processing information through our servers (or in the cloud from our customers’ perspective).

We believe that the risks and consequences of potential incidents in each of the above areas are different.

In the case of the information systems we use to help us run our business, we believe that an incident could disrupt our ability to take orders or deliver product to our customers, but such a delay in these activities would not have a material impact on our overall results. To minimize this risk, we actively use various forms of security and monitor the use of our systems regularly to detect potential incidents as soon as possible.

In the case of products that we have traditionally sold, we believe that the risk of a potential cyber incident is minimal. We offer our customers the ability to either create the secret numbers themselves or have us create the numbers on their behalf. When asked to create the numbers, we do so in a secure environment with limited physical access and store the numbers on a system that is not connected to any other network, including other VASCO networks, and similarly, is not connected to the internet. Were such a cyber incident to occur, our business could be subject to significant disruption and we could suffer significant monetary and other losses and significant reputational harm.

In the case of our new products and services, which involve the active daily processing of the secret numbers on our servers or servers managed by others in a hosted environment, we believe a cyber incident could have a material impact on our future business. We also believe that these products may be more susceptible to cyber attacks than our traditional products since it involves the active processing of transactions using the secret numbers. While we do not have a significant amount of revenue from these products today, we believe that these products have the potential to provide substantial future growth. A cyber incident involving these products in the future could substantially impair our ability to grow the business and we could suffer significant monetary and other losses and significant reputational harm.

To minimize these risks, we review our security procedures on a regular basis. Our reviews include, but are not limited to, the processes and software programs we are currently using, new forms of cyber incidents occurring in the market and new or updated software programs that may be available in the market that could help mitigate the risk of incidents. Our existing insurance may not be adequate to cover cyber incidents. We expect the cost of securing our networks will increase in future periods as a result of increased staff, improved systems or insurance coverage.

In July 2011, we experienced a cyber incident related to DigiNotar B.V. See Note 4 to the financial statements for a description of the hacking incident at DigiNotar B.V. and the DigiNotar Events. We expect that there are likely to be other hacking attempts intended to impede the performance of our products, disrupt our services and harm our reputation as a company, as the processes used by computer hackers to access or sabotage technology products, services and networks are rapidly evolving. As discussed above, our business could be subject to significant disruption, and we could suffer monetary and other losses and reputational harm, in the event of such incidents.

See, Part II. Other Information, Legal Proceedings, for a discussion of legal proceedings relating to the DigiNotar B.V. hacking incident.

Our losses from discontinued operations resulting from the DigiNotar events may be exceeded as a result of unanticipated costs associated with DigiNotar B.V.’s bankruptcy, potential claims that may arise in connection with the hacking incidents, further impairment of our investment in DigiNotar B.V., the timeframe in which the impairment costs will be incurred, our inability to recover amounts held in escrow relating to our acquisition of DigiNotar, our inability to offset amounts that may be owed to DigiNotar B.V. by other VASCO affiliates against amounts owed to VASCO affiliates by DigiNotar B.V., and our inability to effectively integrate certain intellectual property assets previously used by DigiNotar B.V. into our operations.

Item 6. Exhibits.

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

Exhibit 101.INS – XBRL Instance Document (1)

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document (1)

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2011.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown
Clifford K. Bown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

Exhibit 101.INS – XBRL Instance Document (1)

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document (1)

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Furnished herewith.