Form 10-Q
period 2012-03-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2012-05-04
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-24389

VASCO Data Security International, Inc.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-4169320
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

    ☐  Yes     ☒  No

There were 38,775,144 shares of Common Stock, $.001 par value per share, outstanding at April 24, 2012.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended March 31, 2012

This report may contain trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, DIGIPASS, Digipass as a Service (DPS), CertiID, VACMAN, aXsGUARD and IDENTIKEY.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$93,377	$84,497
Accounts receivable, net of allowance for doubtful accounts of $1,541 in 2012 and $1,585 in 2011	22,736	31,618
Inventories	19,568	16,033
Prepaid expenses	1,884	1,657
Foreign sales tax receivable	281	683
Deferred income taxes	2,443	2,382
Other current assets	1,298	343
Assets of discontinued operations	2,554	2,545

Total current assets	144,141	139,758

Property and equipment:
Furniture and fixtures	5,063	4,924
Office equipment	7,700	7,390

	12,763	12,314
Accumulated depreciation	(8,517)	(7,909)

Property and equipment, net	4,246	4,405

Goodwill, net of accumulated amortization	13,298	12,910
Intangible assets, net of accumulated amortization	7,691	8,091
Other assets, net of accumulated amortization	3,216	3,759

Total assets	$172,592	$168,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,944	$7,328
Deferred revenue	8,082	8,649
Accrued wages and payroll taxes	6,262	6,564
Income taxes payable	0	1,965
Other accrued expenses	4,459	3,162
Deferred compensation	3,350	1,908
Liabilities of discontinued operations	1,349	1,592

Total current liabilities	31,446	31,168

Deferred compensation	0	1,526
Deferred revenue	100	106
Deferred income taxes	294	324

Total liabilities	31,840	33,124

Stockholders’ equity
Common stock: $.001 par value per share, 75,000 shares authorized; 38,669 and 38,193 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	39	38
Preferred stock: 500 shares authorized, none issued and outstanding at March 31, 2012 or December 31, 2011	0	0
Additional paid-in capital	72,676	71,720
Accumulated income	67,567	65,658
Accumulated other comprehensive income	470	(1,617)

Total stockholders’ equity	140,752	135,799

Total liabilities and stockholders’ equity	$172,592	$168,923

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2012	2011
Revenue	$32,258	$36,065

Cost of goods sold	10,380	13,438

Gross profit	21,878	22,627

Operating costs:
Sales and marketing	9,407	9,024
Research and development	4,702	3,821
General and administrative	5,075	5,101
Amortization of purchased intangible assets	479	493

Total operating costs	19,663	18,439

Operating income	2,215	4,188

Interest income, net	77	109
Other income (expense), net	232	292

Income from continuing operations before income taxes	2,524	4,589
Provision for income taxes	530	942

Net income from continuing operations	$1,994	$3,647
Income (loss) from discontinued operations	(84)	(1,147)

Net income	$1,910	$2,500

Net income per share:
Basic income (loss) per share
Continuing	$0.05	$0.10
Discontinued	(0.00)	(0.03)

Total	$0.05	$0.07

Diluted income (loss) per share
Continuing	$0.05	$0.09
Discontinued	(0.00)	(0.03)

Total	$0.05	$0.06

Weighted average common shares outstanding:
Basic	37,690	37,518

Diluted	38,352	38,468

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended March 31,
	2012	2011
Net income	$1,910	$2,500

Other comprehensive income -
Cumulative translation adjustment	2,087	4,139

Comprehensive income	$3,997	$6,639

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income from continuing operations	$1,994	$3,647
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	939	933
Deferred tax expense (benefit)	758	(459)
Non-cash compensation	1,078	567
Changes in assets and liabilities:
Accounts receivable, net	9,323	3,275
Inventories	(3,534)	(937)
Foreign sales tax receivable	400	897
Other current assets	(1,146)	(145)
Accounts payable	576	(496)
Income taxes payable	(1,995)	612
Accrued expenses	510	869
Current deferred compensation	(303)	0
Deferred revenue	(602)	2,758

Net cash provided by operating activities of continuing operations	7,998	11,521

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(245)	(294)
Additions to intangible assets	(60)	(7,554)
Other assets	14	(202)

Net cash used in investing activities of continuing operations	(291)	(8,050)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options and warrants	97	14

Net cash provided by financing activities of continuing operations	97	14

Cash flows used in discontinued operations:
Net cash provided by (used in) operating activities of discontinued operations	(336)	162
Net cash provided by (used in) investing activities of discontinued operations	0	(5,690)

Net cash provided by (used in) discontinued operations	(336)	(5,528)

Effect of exchange rate changes on cash	1,412	2,532

Net increase in cash	8,880	489
Cash and equivalents, beginning of year	84,497	85,533

Cash and equivalents, end of period	$93,377	$86,022

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

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

VASCO Data Security International, Inc. and its wholly owned subsidiaries design, develop, market and support hardware and software security systems that manage and secure access to information assets. VASCO has operations in Austria, Australia, Bahrain, Belgium, Brazil, China, France, India, Japan, The Netherlands, Switzerland, Singapore, the United Arab Emirates, the United Kingdom, and the United States (U.S.).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of VASCO Data Security International, Inc. and its subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

During 2011, our wholly-owned Dutch subsidiary, DigiNotar B.V., was declared bankrupt. The court-appointed trustee is responsible for the business activities, administration and liquidation of DigiNotar B.V. Accordingly, related assets, liabilities and operating activities are reflected in discontinued operations. Prior periods have been restated to report continuing and discontinued operations.

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

For the three months ended March 31, 2012, gains resulting from foreign currency transactions were $95, compared to gains of $29, for the same period in 2011.

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 985-605, Software – Revenue Recognition as amended by ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, ASC 985-605-25, Revenue Recognition – Multiple Element Arrangements as amended by Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements- a consensus of the FASB Emerging Issues Task Force, and Staff Accounting Bulletin 104.,

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the revenue is probable.

In multiple-element arrangements, some of our products are accounted for under the software provisions of ASC 985-605 and others under the provisions that relate to the sale of non-software products.

In our typical multiple-element arrangement, the primary deliverables include:

1.	a client component (i.e., an item that is used by the person being authenticated in the form of either a new standalone hardware device or software that is downloaded onto a device the customer already owns),

2.	host system software that is installed on the customer’s systems (i.e., software on the host system that verifies the identity of the person being authenticated) or licenses for additional users on the host system software, if the host system software had been installed previously, and

3.	post contract support (PCS) in the form of maintenance on the host system software or support.

Our multiple-element arrangements may also include other items that are usually delivered prior to the recognition of any revenue and incidental to the overall transaction, such as initialization of the hardware device, customization of the hardware device itself or the packaging in which it is delivered, deployment services where we deliver the device to our customer’s end-use customer or employee and, in some limited cases, professional services to assist with the initial implementation of a new customer.

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

In multiple-element arrangements that include a software client device, we account for each element under the standards of ASC 985-605 related to software. When software client device and host software are delivered elements, we use the Residual Method (ASC 605-25) for determining the amount of revenue to recognize for token and software licenses if we have VSOE for all of the undelivered elements. Any discount provided to the customer is applied fully to the delivered elements in such an arrangement. VSOE of fair value of PCS agreements is based on customer renewal transactions on a worldwide basis. In sales arrangements where VSOE of fair value has not been established, revenue for all elements is deferred and amortized over the life of the arrangement.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are high-quality short term money market instruments, with original maturities of three months or less. Cash and cash equivalents are held by a number of U.S. and non-U.S. commercial banks and money market investment funds. Cash and cash equivalents at March 31, 2012 include $92,010 in money market investment funds or demand bank deposits for which fair value is equal to cost. These investments are valued using level one inputs, as defined in ASC 820, Fair Value Measurements and Disclosures. Cash and cash equivalents also include $1,367 in bank time deposits for which fair value was $1,370 at March 31, 2012. Bank time deposits are valued using level two inputs, as defined by ASC 820.

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

Goodwill and Other Intangibles

We account for goodwill and indefinite-lived intangible assets in accordance with ASC Topic 350-20, Goodwill and Other. Indefinite-lived intangible assets include proprietary technology, patents, trademarks and other intangible assets. Intangible assets other than patents with definite lives are amortized over the useful life, generally three to seven years for proprietary technology. Patents are amortized over the life of the patent, generally 20 years in the U.S.

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

Software Development Costs

We capitalize software development costs in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. No software development costs were capitalized during the three months ended March 31, 2012.

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

We have significant net operating loss carryforwards in the U.S. and other countries which are available to reduce the liability on future taxable income. A valuation reserve has been provided to offset some of these future benefits because we have not determined that their realization is more likely than not.

Fair Value of Financial Instruments

At March 31, 2012 and December 31, 2011, our financial instruments were cash equivalents, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies as described in Cash and Cash Equivalents above. The fair values of the financial instruments were not materially different from their carrying amounts at March 31, 2012 and December 31, 2011.

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

	March 31, 2012	December 31, 2011
Accounts receivable	$24,277	$33,203
Allowance for doubtful accounts	(1,541)	(1,585)

Accounts receivable, net	$22,736	$31,618

Note 3 – Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the FIFO method.

Inventories are comprised of the following:

	March 31, 2011	December 31, 2011
Component parts	$6,013	$6,447
Work-in-process and finished goods	13,555	9,586

Total	$19,568	$16,033

Note 4 – Discontinued Operations

During 2011, our wholly-owned Dutch subsidiary, DigiNotar B.V., was declared bankrupt. The court-appointed trustee is responsible for the business activities, administration and liquidation of

DigiNotar B.V. Accordingly, related assets, liabilities and operating activities are reflected in discontinued operations. Prior periods have been restated to report continuing and discontinued operations.

The income (loss) from discontinued operations, net of tax, for the three months ended March 31, 2012 and 2011 was as follows:

	Three months ended March 31,
	2012	2011
Income (loss) from operations	$-	$(1,147)
Loss on disposal	(84)	-

Income (loss) from discontinued operations	$(84)	$(1,147)

At March 31, 2012, assets of discontinued operations and liabilities of discontinued operations consist of the following:

Contingent consideration due from escrow	$1,813
Due from DigiNotar net of allowance for doubtful account of $952	414
Income taxes receivable	327

Assets of discontinued operations	$2,554

Due to DigiNotar	$1,275
Accrued professional fees	74

Liabilities of discontinued operations	$1,349

Note 5 – Goodwill

Goodwill as of March 31, 2012 consisted of the following:

Net balance at December 31, 2011	$12,910
Additions	-
Net foreign currency translation	388

Net balance at March 31, 2012	$13,298

Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuation.

Note 6 – Intangible Assets

Intangible asset activity for the three months ended March 31, 2012 is detailed in the following table.

	Capitalized	Patents &		Total Intangible
	Technology	Trademarks	Other	Assets
Net balance at December 31, 2011	$6,693	$1,361	$37	$8,091
Additions	-	60	-	60
Net foreign currency translation	18	-	1	19
Amortization expense	(459)	(15)	(5)	(479)

Net balance at March 31, 2012	$6,252	$1,406	$33	$7,691

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations.

Note 7 – Income Taxes

Our effective tax rate for 2012 is expected to be 21%. This is lower than the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates. The effective tax rate for 2011 was also 21% in the first quarter.

At December 31, 2011, we had $9,907 of U.S. NOL carryforwards, of which $7,334 represents U.S. tax deductions for employee stock option gains, the tax benefit of which will be credited to additional paid in capital when the NOL carryforwards are utilized. The U.S. loss carryforwards expire in varying amounts beginning in 2022 and continuing through 2029. If certain substantial changes in the company’s ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. NOL carryforwards that could be utilized.

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

The activity in our warranty liability was as follows:

	Three months ended March 31
	2012	2011
Balance, beginning of period	$36	$61
Provision for claims	80	5
Product or cash issued to settle claims	(20)	(55)

Balance, end of period	$96	$11

At March 31, 2012, deferred revenue from extended warranties was $103.

Note 9 – Long-Term Compensation Plan and Stock Based Compensation

Under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan (2009 Equity Incentive Plan), we awarded 277 shares of restricted stock in the first quarter of 2012 consisting of 111 unissued shares subject to future performance criteria and 166 issued shares. The market value of the restricted shares was $1,908 at the date of grant and will be amortized over the respective vesting periods of one to four years.

The following table details long-term compensation plan and stock-based compensation expense for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Restricted stock	$849	$372
Long-term compensation plan	229	195

Total Non-Cash Compensation	$1,078	$567

Note 10 – Common Stock and Earnings per Share

In connection with the 2009 Equity Incentive Plan, during the three months ended March 31, 2012, we issued 391 total shares of restricted common stock, 166 shares for awards granted in the first quarter of 2012 and 225 performance shares related to awards provisioned in prior years.

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three months ended March 31, 2012 and 2011 follow:

	Three months ended March 31,
	2012	2011
Net income – continuing operations	1,994	3,647
Net (loss) – discontinued operations	(84)	(1,147)

Net income	$1,910	$2,500

Weighted average common shares outstanding
Basic	37,690	37,518
Incremental shares with dilutive effect:
Stock options	536	869
Restricted stock awards	126	81

Diluted	38,352	38,468

Basic income (loss) per share
Continuing operations	$0.05	$0.10
Discontinued operations	$(0.00)	$(0.03)

Total net income per share	$0.05	$0.07

Diluted income (loss) per share
Continuing operations	$0.05	$0.09
Discontinued operations	$(0.00)	$(0.03)

Total net income per share	$0.05	$0.06

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except headcount, ratios, time periods and percents)

Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “VASCO,” “company,” “we,” “our,” and “us” refer to VASCO Data Security International, Inc. and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 concerning, among other things, the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and the anticipated future growth in certain markets in which we currently market and sell our products or anticipate selling and marketing our products in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect”, “believe”, “will”, “anticipate”, “emerging”, “intend”, “plan”, “could”, “may”, “estimate”, “should”, “objective”, “goal”, “possible”, “potential” and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors have been described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2011 and include, but are not limited to, (a) risks of general market conditions, including currency fluctuations and the uncertainties resulting from turmoil in world economic and financial markets, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasingly sophisticated hacking attempts, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, and changing government regulations, and (c) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements. Except for our ongoing obligations to disclose material information as required by the U.S. federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

General

We design, develop, market and support open standards-based hardware and software security systems that manage and secure access to information assets. We also design, develop, market and support patented strong user authentication products and services for e-business and e-commerce. Our products enable secure financial transactions to be made over private enterprise networks and public networks, such as the Internet. Our strong user authentication is delivered via our hardware and software DIGIPASS security products (collectively DIGIPASSES), many of which incorporate an electronic and digital signature capability, which further protects the integrity of electronic transactions and data transmissions. Some of our DIGIPASSES are compliant with the Europay MasterCard Visa (EMV) standard and are compatible with MasterCard’s and VISA’s Chip Authentication Program (CAP). Some of our DIGIPASS units comply with the Initiative for Open Authentication (OATH). As evidenced by our current customer base, most of our products are purchased by companies and, depending on the business application, are distributed to either their employees or their customers. Those customers may be other businesses or, as an example in the case of Internet banking, our customer banks’ corporate and retail customers. In future years, we expect that our customers will increasingly use our cloud-based service offering, DIGIPASS as a Service (“DPS”) as described below.

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

Our target market is any business process that uses some form of electronic interface, particularly the Internet, where the owner of that process is at risk if unauthorized users can gain access to its process and either obtain proprietary information or execute transactions that are not authorized. Our products not only increase the security associated with accessing the business process, thereby reducing the losses from unauthorized access, but also, in many cases, reduce the cost of the process itself by automating activities that were previously performed manually.

Comparison of Results for the Three Months Ended March 31, 2012 and 2011

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

We acknowledge that there is significant economic uncertainty in Western Europe today regarding the sovereign debt issue. If the sovereign debt issue escalates to the point that major countries default on their debt and either the European Union, or Euro Monetary Union, disbands or is re-formulated, we expect that the resulting economic difficulties would have a major negative impact on the global economy, not just the economies of Western Europe, and our business.

We do not believe, however, that the uncertainty surrounding the sovereign debt issue had a measureable negative impact on our business in the first quarter of 2012 or for the full-year 2011 and we do not expect that it will significantly reduce our business opportunities for the remainder of 2012.

In first quarter of 2012, revenue from our Europe, Middle East and Africa (“EMEA”) region, which accounted for 60% of our consolidated revenues for the first quarter of 2012, decreased 26% when compared to the first quarter 2011. We believe that the reduction in revenues in the first quarter of 2012 compared to the first quarter of 2011 was not due to a change in the economic environment, but primarily reflected the timing of when orders are received and goods are shipped. While we entered 2012 with a lower backlog of orders than in 2011, our intake of new customer orders in 2012 has been stronger than in the same period in 2011.

Cybersecurity: Our use of technology is increasing and is critical in three areas of our company:

1.	The use of software and information systems that we use to help us run our business more efficiently and cost effectively;

2.	The products we have traditionally sold and continue to sell to our customers for integration into their software applications contains technology that incorporates the use of secret numbers and encryption technology; and

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

In the case of products that we have traditionally sold, we believe that the risk of a potential cyber incident is minimal. We offer our customers the ability to either create the secret numbers themselves or have us create the numbers on their behalf. When asked to create the numbers, we do so in a secure environment with limited physical access and store the numbers on a system that is not connected to our network, and similarly, is not connected to the internet. Were such an incident to occur, our business could be subject to significant disruption and we could suffer significant monetary losses and significant reputational harm.

In the case of our new products and services, which involve the active daily processing of the secret numbers on our servers or servers managed by others in a hosted environment, we believe a cyber incident could have a material impact on our future business. We believe these products may be more susceptible to cyber attacks than our traditional products since they involve the active processing of transactions using the secret numbers. While we do not have a significant amount of revenue from these products today, we believe that these products have the potential to provide substantial future growth. A cyber incident involving these products in the future could substantially impair our ability to grow the business in this area and we could suffer significant monetary and other losses and significant reputational harm.

To minimize the risk, we review our security procedures on a regular basis. Our reviews include the processes and software programs we are currently using as well as new forms of cyber incidents and new or updated software programs that may be available in the market that would help mitigate the risk of incidents. While we do not insure against cyber incidents today, we would likely review insurance policies related to our new product offering in the future. Overall, we expect the cost of securing our networks will increase in future periods, whether through increased staff, systems or insurance coverage.

Income Taxes: Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). All our IP is owned by two subsidiaries, one in the U.S. and one in Switzerland. Our two subsidiaries have entered into agreements with most of the other VASCO entities under which those other entities provide services to our U.S. and Swiss subsidiaries on either a percentage of revenue or on a cost plus basis or both. Under this structure, the earnings of our service provider subsidiaries are relatively constant. These service provider companies tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings tend to flow to the US and Swiss companies.

We expect earnings flowing to the U.S. will be taxed at rates approximating the U.S. statutory tax rate, but with the majority of our revenues being generated outside of the U.S., our consolidated effective tax rate is strongly influenced by the effective tax rate of our foreign operations. Changes in the effective rate related to foreign operations reflect changes in the geographic mix of where the earnings are realized and the respective tax rates in each of the countries in which earnings are realized. The statutory tax rate for the primary foreign tax jurisdictions ranges from 8% to 34%. For 2012, we expect that total earnings in foreign countries where the IP is owned by our subsidiary in Switzerland will be taxed at a rate that is 10 to 15 percentage points lower than the U.S. rate. For years after 2012, we expect that the rate differential for foreign countries, when compared to the U.S. statutory rate, will increase as the buy-in payments related to the original purchase of the IP are completed (i.e., taxable income in the foreign countries will decrease in the higher tax rate jurisdictions and increase in the lower tax rate jurisdictions as the Swiss and U.S. companies no longer make payments to the higher rate foreign countries related to the original purchase of the IP).

The geographic mix of earnings of our foreign subsidiaries will primarily depend on the level of our service provider subsidiaries’ pretax income, which is recorded as expense in the two entities that own our intellectual property (i.e., subsidiaries in the U.S. and Switzerland), and the benefit that is realized in Switzerland through the sales of product. The level of pretax income in our service provider subsidiaries are expected to vary based on:

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

Given the wide range of tax rates in the jurisdictions in which we operate, we expect that our tax rate will be volatile in 2012 and beyond. Our tax rate in any given period will be largely dependent on the geographic location of the earnings. We expect that our tax rate will be higher when the mix of earnings favors the territories in which our U.S. subsidiary owns the IP and similarly will be lower when the mix of earnings favors the territories in which our Swiss subsidiary owns the IP.

Currency Fluctuations: In the first quarter of 2012 and 2011, approximately 91% and 94%, respectively, of our revenue was generated outside the United States. In addition, in the first quarter of 2012 and 2011, approximately 79% and 81%, respectively, of our operating expenses were generated outside the United States. Changes in currency exchange rates, especially from the Euro to U.S. Dollar, can have a significant impact on revenue and expenses.

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

The U.S. Dollar strengthened by approximately 3% against the Euro and weakened approximately 4% against the Australian Dollar for the quarter ended March 31, 2012, as compared to the same period in 2011. We estimate that the change in currency rates in 2012 compared to 2011 resulted in a decrease in revenue of approximately $179 for the quarter ended March 31, 2012, compared to the same period in 2011 and a decrease in operating expenses of approximately $299 for the quarter ended March 31, 2012, compared to the same period in 2011.

The financial position and results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland and Singapore (in which the functional currency is the U.S. Dollar), are generally measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders’ equity. Revenue and expenses are translated at average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other non-operating income (expense). Foreign exchange transaction gains aggregating $95 in the first quarter of 2012 compare to gains of $29 in the first quarter of 2011.

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

	EMEA	United States	Asia Pacific	Other Countries	Total
Three months ended March 31:
Total Revenue:
2012	$19,377	$2,926	$6,552	$3,403	$32,258
2011	26,188	2,282	2,470	5,125	36,065

Percent of Total:
2012	60%	9%	20%	11%	100%
2011	73%	6%	7%	14%	100%

Total revenue in the first quarter of 2012 decreased $3,807, or 11%, compared to the first quarter of 2011. The decrease in revenue was primarily attributable to an 18% decline in revenues from the Banking market, partially offset by a 29% increase in revenues from the Enterprise and Application Security market.

The decline in revenue in the Banking market was most notable in EMEA and in Other Countries. In both of those geographical regions we had large orders from Banking customers in the first quarter of 2011 that were not replaced by orders of a similar size in 2012.

Revenue from the Enterprise and Application Security market increased in all regions in the first quarter of 2012 compared to the first quarter of 2011.

We expect that our results may vary substantially quarter-to-quarter on both an absolute and on a percentage basis depending upon the timing of the receipt and delivery of a large new order or the completion of a large rollout. We believe that the variability in results will lessen as we develop a larger base of Banking customers, further develop our distribution channel and expand our direct touch sales model for the Enterprise and Application Security market and expand revenues from the DPS market.

Revenue by Target Market: Revenue is generated currently from two primary markets, (1) Banking and (2) Enterprise and Application Security, through the use of both direct and indirect sales channels. The Enterprise and Application Security market includes products used by employees of corporations to secure their internal networks (the enterprise security market) and business-to-business, business-to-consumer, e-commerce, e-government, e-gaming and other vertical applications (the application security market) that are not related to banking or finance. In addition, revenue from services-related activities, such as maintenance and support are included in the Enterprise and Application Security markets. Management currently views the Enterprise and Application Security market as one market because the same products are sold using the same methods to both groups (i.e., a direct touch model and channel distribution model). Sales to the Enterprise and Application Security market are generally for smaller quantities and higher prices than sales made to the Banking market. The breakdown of revenue between the two primary markets is as follows:

	Banking	Enterprise & Application Security	Total
Three months ended March 31:
Total Revenue:
2012	$24,740	$7,518	$32,258
2011	30,254	5,811	36,065

Percent of Total:
2012	77%	23%	100%
2011	84%	16%	100%

Revenue in the first quarter of 2012 from the Banking market decreased $5,514, or 18%, compared to the first quarter of 2011 and revenue from the Enterprise and Application Security market increased $1,707, or 29%, in the same period.

As noted above, the decline in revenue from the Banking market reflected large orders from customers in the first quarter of 2011 that were not replaced by orders of a similar size in 2012. As a result of the lack of the large orders, the decline in units sold was partially offset by a higher selling price, which is consistent with our standard pricing model. We believe that the decline in revenue from the Banking market in the first quarter of 2012 compared to the first quarter of 2011 is temporary and primarily reflects the timing of the receipt of orders and the shipment of product. We continue to experience a strong intake of new orders and have a strong pipeline of potential future orders in the Banking market.

We believe that the increase in revenue in the Enterprise and Application Security market reflects the increased awareness of the strength of our product line and the increased effectiveness of both our sales channel and direct touch sales model. The increase in revenue in the first quarter of 2012 reflects the third consecutive quarter of increased revenue compared to the comparable period in the previous year. We also believe that the increased revenue in the first quarter of 2012 compared to the first quarter of 2011 reflected the improving economic conditions for corporations. We expect that revenue from the Enterprise and Application Security markets will increase in the coming quarters if the economic recovery continues.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue from continuing operations for the three months ended March 31, 2012 and 2011:

	Three months ended
	March 31,
	2012	2011
Revenue	100.0%	100.0%

Cost of goods sold	32.2%	37.3%

Gross profit	67.8%	62.7%

Operating costs:
Sales and marketing	29.2%	25.0%
Research and development	14.6%	10.6%
General and administrative	15.7%	14.1%
Amortization of purchased intangible assets	1.4%	1.4%

Total operating costs	60.9%	51.1%

Operating income	6.9%	11.6%

Interest income	0.2%	0.3%
Other income (expense)	0.7%	0.8%

Income before income taxes	7.8%	12.7%
Provision for income taxes	1.6%	2.6%

Net income from continuing operations	6.2%	10.1%

Gross Profit

Consolidated gross profit for the quarter ended March 31, 2012 was $21,878, a decrease of $749, or 3%, from the quarter ended March 31, 2011. Gross profit as a percentage of revenue (gross margin) was 68% for the quarter ended March 31, 2012, as compared to 63% for the quarter ended March 31, 2011. The increase in gross margin percentage for the first quarter of 2012 compared to 2011 is primarily related to:

•	an increase in the percentage of our revenue that came from the Enterprise and Application Security Market,

•	an increase in the percentage of our revenue that came from non-hardware revenue as a percentage of total revenue, and

•	a decrease in non-product related cost of goods sold.

The increase in the percentage of our revenue that came from the Enterprise and Application Security market reflected the fact that revenue from that segment grew 29% while revenue from the Banking market declined 18% in the first quarter of 2012 compared to the first quarter of 2011. Revenue from our Enterprise and Application Security market, which generally has margins that are 20 to 30 percentage points higher than the Banking market, was 23% of our total revenue in the first quarter of 2012 compared to 16% in the first quarter of 2011.

Our non-hardware revenue, which includes, but is not limited to software, maintenance, charges for customization, initialization, and transport were approximately 29% of total revenue in the first quarter of 2012 compared with 21% in the first quarter of 2011.

Charges to costs of goods sold that are not directly related to the manufacture of product include, but are not limited to, freight charges, adjustments to write down of inventory to the lower of cost or market, labels and other components that are not valued as part of our inventory, and were lower in the first quarter of 2012 than in the first quarter of 2011. We estimate that non-product related costs were approximately 5% of revenue in the first quarter of 2012 compared to 8% of revenue in the first quarter of 2011. The reduction in cost primarily reflects lower freight charges in the first quarter of 2012 compared to the first quarter of 2011. In the first quarter of 2011, we used more higher cost expedited shipments to ensure that we met our delivery commitments to customers.

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

The most significant factor driving our operating expenses is our headcount. Direct compensation and benefit plan expenses generally represent between 55% and 65% of our operating expenses. In addition, a number of other expense categories are directly related to headcount. We attempt to manage our headcount within the context of the economic environments in which we operate and the investments that we believe we need to make to help ensure that our infrastructure is able to support future growth and ensure that our products are competitive. Our average headcount in the first quarter of 2012 was 361 persons, an increase of 16 persons or 5% over the average headcount in the first quarter of 2011.

In addition to headcount, the comparison of operating expenses can be impacted significantly by costs related to our stock-based incentive plan. Stock-based incentive plan compensation expenses generally relate to stock-based, long-term performance incentives. For the first quarter of 2012, operating expenses included $1,078 of expense related to stock-based incentive plans compared to expense of $567 in 2011. The stock-based incentive plan costs for 2012 include the amortization of plan awards made over a three-year period, while the costs in the first quarter of 2011 included the amortization of plan awards made over a two-year period. In the first quarter of 2011, we had determined that it was more likely than not that the performance criterion for 2009 awards would be not be met and, therefore, did not accrue the costs of those awards until it was determined in the fourth quarter of 2011 that the performance targets would in fact be met.

On a consolidated basis, our operating expenses for the three months ended March 31, 2012 were $19,663, an increase of $1,224, or 7%, from the quarter ended March 31, 2011. The increase in consolidated operating expenses was primarily related to the increase in average headcount noted above and the increase in costs associated with our stock-based incentive plan.

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended March 31, 2012 were $9,407, an increase of $383, or 4%, from the first quarter of 2011. This increase in sales and marketing expenses was primarily related to the increased cost of the stock-based incentive plan noted above.

The average full-time sales, marketing, support and operations employee headcount for the three months ended March 31, 2012 was 169 compared to 172 for the three months ended March 31, 2011, a decrease of 2%.

Research and Development Expenses

Consolidated research and development expenses for the quarter ended March 31, 2012, were $4,702, an increase of $881, or 23%, from the first quarter of 2011. This increase in research and development expenses was primarily due to the addition of staff and the increase in stock-based incentive plan costs noted above.

The average full-time research and development employee headcount for the three months ended March 31, 2012 was 137 compared to 117 for the three months ended March 31, 2011, an increase of 17%.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended March 31, 2012, were $5,075, a decrease of $26, or 1%, from the first quarter of 2011.

The average full-time general and administrative employee headcount for the three months ended March 31, 2012 was 55 compared to 57 for the three months ended March 31, 2011, a decrease of 4%.

Amortization of Intangible Assets

Amortization of intangible assets for the first quarter of 2012 decreased $14, or 3% over the comparable period in 2011. The decrease in amortization expense reflects the impact of the write off of purchased intangible assets in 2011 related to the acquisition of DigiNotar, partially offset by the amortization of the purchased intangible assets related to our acquisition of Alfa & Ariss in the second quarter of 2011.

Interest Income

Consolidated net interest income was $77 in the first quarter of 2012 as compared to $109 in the first quarter of 2011. The decrease in interest income reflects lower average interest earned on higher average cash balances. Our average cash balance in the first quarter of 2012 of $89,565 was $6,443, or 8%, higher than in the first quarter of 2011.

Other Income (Expense), Net

Other income (expense) primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our export business in those countries and other miscellaneous non-operational expenses. Other income for the first quarter of 2012 was $232 and compares to $292 for the first quarter of 2011. The decrease in other income primarily reflects lower subsidies and other income in the first quarter of 2012 compared to the first quarter of 2011.

Income Taxes

Income tax expense for the first quarter of 2012 was $530, a decrease of $412 from the first quarter of 2011. The decrease in tax expense is attributable to a decrease in pretax income. The effective tax rate was 21% in both the first quarter of 2012 and 2011. The effective tax rate for both periods reflects our estimate of our full-year tax rate at the end of each respective period. We believe that our effective tax rate may vary significantly quarter to quarter as actual earnings or losses are realized in countries with lower tax rates or with loss carryforwards that have been reserved.

At December 31, 2011, we had $9,907 of U.S. NOL carryforwards, of which, $7,334 represents U.S. tax deductions for employee stock option gains, the tax benefit of which will be credited to additional paid in capital when the NOL carryforwards are utilized. The U.S. NOL carryforwards expire in varying amounts beginning in 2022 and continuing through 2029.

At December 31, 2011, we had foreign NOL carryforwards of $5,535 and other foreign deductible carryforwards of $2,770. The foreign NOL carryforwards have no expiration dates and the other deductible carryforwards expire from 2016 to 2018. At December 31, 2011, we had a valuation allowance of $2,088 for certain foreign deferred tax assets.

Liquidity and Capital Resources

Our net cash balance was $93,377 at March 31, 2012, an increase of $8,880, or 11%, from $84,497 at December 31, 2011. Also, at March 31, 2012, we had working capital of $112,695, an increase of $4,105, or 4%, from $108,590 reported at December 31, 2011. The increase in cash and working capital from December 31, 2011 primarily reflects the strong cash flow from operations and the strengthening of the Euro versus the U.S. dollar.

As of March 31, 2012, we held $75,252 of cash in banks outside of the United States. Of that amount, $74,392 is not subject to repatriation restrictions, but may be subject to taxes upon repatriation. We have not provided for taxes on our unremitted foreign earnings because we consider them to be permanently invested.

We believe that our cash resources will be sufficient to meet our operating needs for the next twelve months.

EBITDA from continuing operations for the three months ended March 31, 2012 and 2011 was $3,386 and $5,413, respectively, a decrease of $2,027, or 37%, from the same period of the prior year. A reconciliation of EBITDA to net income for the three months ended March 31, 2012, and 2011 follows:

	Three months ended March 31,
	2012	2011
	(in thousands, unaudited)
EBITDA	$3,386	$5,413

Interest income, net	77	109
Provision for income taxes	(530)	(942)
Depreciation and amortization	(939)	(933)

Net income	$1,994	$3,647

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

While we believe that our financial resources are adequate to meet our operating needs over the next twelve months, we anticipate that the difficult current economic conditions that exist on a worldwide basis today may require us to modify our business plans. In the current economic environment there is an increased risk that customers may delay their orders until the economic conditions stabilize or improve. If a significant number of orders are delayed for an indefinite period of time, our revenue and cash receipts may not be sufficient to meet the operating needs of the business. If this is the case, we may need to significantly reduce our workforce, sell certain of our assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenue and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions. For additional information related to risks, refer to Certain Factors noted in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

There have been no material changes in our market risk during the three months ended March 31, 2012. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 26, 2011, we received a Civil Investigative Demand from the Federal Trade Commission (FTC) in connection with its non-public investigation of the hacking incidents at DigiNotar B.V. In March 2012, we were informed by the FTC that the investigation had been completed. The FTC has not alleged any wrongdoing on our part.

Item 6. Exhibits.

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2012.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2012.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2012.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2012.

Exhibit 101.INS – XBRL Instance Document

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2012.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown
Clifford K. Bown
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2012.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2012.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2012.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2012.

Exhibit 101.INS – XBRL Instance Document

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document