Form 10-Q
period 2012-06-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2012-08-06
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

There were 38,845,924 shares of Common Stock, $.001 par value per share, outstanding at July 27, 2012.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended June 30, 2012

This report may contain trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, DIGIPASS, Digipass as a Service (DPS), CertiID, VACMAN, aXsGUARD and IDENTIKEY.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$85,145	$84,497
Accounts receivable, net of allowance for doubtful accounts of $1,542 in 2012 and $1,585 in 2011	33,868	31,618
Inventories	17,089	16,033
Prepaid expenses	1,636	1,657
Foreign sales tax receivable	442	683
Deferred income taxes	1,848	2,382
Other current assets	1,331	343
Assets of discontinued operations	2,576	2,545

Total current assets	143,935	139,758

Property and equipment:
Furniture and fixtures	4,863	4,924
Office equipment	7,782	7,390

	12,645	12,314
Accumulated depreciation	(8,649)	(7,909)

Property and equipment, net	3,996	4,405

Goodwill, net of accumulated amortization	12,539	12,910
Intangible assets, net of accumulated amortization	7,296	8,091
Other assets, net of accumulated amortization	3,195	3,759

Total assets	$170,961	$168,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,548	$7,328
Deferred revenue	7,721	8,649
Accrued wages and payroll taxes	6,124	6,564
Income taxes payable	0	1,965
Other accrued expenses	4,119	3,162
Deferred compensation	2,061	1,908
Liabilities of discontinued operations	1,322	1,592

Total current liabilities	25,895	31,168

Deferred compensation	90	1,526
Deferred revenue	88	106
Deferred income taxes	195	324

Total liabilities	26,268	33,124

Stockholders’ equity

Common stock: $.001 par value per share, 75,000 shares authorized; 38,846 and 38,193 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	39	38
Preferred stock: 500 shares authorized, none issued and outstanding at June 30, 2012 or December 31, 2011	0	0
Additional paid-in capital	73,521	71,720
Accumulated income	74,730	65,658
Accumulated other comprehensive income	(3,597)	(1,617)

Total stockholders’ equity	144,693	135,799

Total liabilities and stockholders’ equity	$170,961	$168,923

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net revenue	$46,642	$42,103	$78,900	$78,169

Cost of goods sold	17,191	16,397	27,571	29,835

Gross profit	29,451	25,706	51,329	48,334

Operating costs:
Sales and marketing	9,856	10,956	19,264	19,980
Research and development	4,796	4,836	9,497	8,658
General and administrative	5,330	5,348	10,405	10,449
Amortization of purchased intangible assets	472	507	951	999

Total operating costs	20,454	21,647	40,117	40,086

Operating income	8,997	4,059	11,212	8,248

Interest income, net	68	131	145	240
Other income, net	300	326	532	617

Income from continuing operations before income taxes	9,365	4,516	11,889	9,105
Provision for income taxes	1,967	1,177	2,497	2,119

Net income from continuing operations	7,398	3,339	9,392	6,986
Income (loss) from discontinued operations	(236)	(718)	(319)	(1,865)

Net income	$7,162	$2,621	$9,073	$5,121

Net income per share:
Basic income (loss) per share

Continuing	$0.19	$0.09	$0.25	$0.19

Discontinued	(0.01)	(0.02)	(0.01)	(0.05)

Total	$0.18	$0.07	$0.24	$0.14

Diluted income (loss) per share

Continuing	$0.19	$0.09	$0.24	$0.18

Discontinued	(0.01)	(0.02)	(0.01)	(0.05)

Total	$0.18	$0.07	$0.23	$0.13

Weighted average common shares outstanding:
Basic	38,065	37,532	37,928	37,526

Diluted	38,742	38,752	38,597	38,611

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net income	$7,162	$2,621	$9,073	$5,121

Other comprehensive income - Cumulative translation adjustment	(4,066)	1,514	(1,980)	5,653

Comprehensive income	$3,096	$4,135	$7,093	$10,774

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income from continuing operations	$9,392	$6,986
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	1,848	2,284
Deferred tax expense (benefit)	1,052	(1,385)
Non-cash compensation	2,248	1,316
Changes in assets and liabilities:
Accounts receivable, net	(3,003)	1,539
Inventories	(1,056)	(3,332)
Foreign sales tax receivable	244	1,711
Other current assets	(1,011)	(350)
Accounts payable	(2,745)	(2,206)
Income taxes payable	(1,929)	830
Accrued expenses	409	3,090
Current deferred compensation	(1,826)	0
Deferred revenue	(915)	1,739

Net cash provided by operating activities of continuing operations	2,708	12,222

Cash flows from investing activities of continuing operations:
Purchase of Alfa & Ariss	0	(1,301)
Additions to property and equipment	(524)	(627)
Additions to intangible assets	(123)	(7,554)
Other assets	184	(257)

Net cash used in investing activities of continuing operations	(463)	(9,739)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options and warrants	97	17

Net cash provided by financing activities of continuing operations	97	17

Cash flows used in discontinued operations:
Net cash provided by (used in) operating activities of discontinued operations	(620)	(303)
Net cash provided by (used in) investing activities of discontinued operations	0	(5,931)

Net cash provided by (used in) discontinued operations	(620)	(6,234)

Effect of exchange rate changes on cash	(1,074)	2,832

Net increase in cash	648	(903)
Cash and equivalents, beginning of year	84,497	85,533

Cash and equivalents, end of period	$85,145	$84,630

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

For the three and six months ended June 30, 2012, foreign currency transactions resulted in a loss of $49 and a gain of $46, respectively, compared to gains of $30 and $58, for the same periods in 2011.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are high-quality short term money market instruments, with original maturities of three months or less. Cash and cash equivalents are held by a number of U.S. and non-U.S. commercial banks and money market investment funds. Cash and cash equivalents at June 30, 2012 include $72,551 in money market investment funds or demand bank deposits for which fair value is equal to cost. These investments are valued using level one inputs, as defined in ASC 820, Fair Value Measurements and Disclosures. Cash and cash equivalents also include $12,594 in bank time deposits for which fair value was $12,596 at June 30, 2012. Bank time deposits are valued using level two inputs, as defined by ASC 820.

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

Software Development Costs

We capitalize software development costs in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. No software development costs were capitalized during the three and six months ended June 30, 2012.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date.

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

Fair Value of Financial Instruments

At June 30, 2012 and December 31, 2011, our financial instruments were cash equivalents, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies as described in Cash and Cash Equivalents above. The fair values of the financial instruments were not materially different from their carrying amounts at June 30, 2012 and December 31, 2011.

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

	June 30, 2012	December 31, 2011

Accounts receivable	$35,410	$33,203
Allowance for doubtful accounts	(1,542)	(1,585)

Accounts receivable, net	$33,868	$31,618

Note 3 – Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the FIFO method.

Inventories are comprised of the following:

	June 30, 2012	December 31, 2011
Component parts	$7,154	$6,447
Work-in-process and finished goods	9,935	9,586

Total	$17,089	$16,033

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

The income (loss) from discontinued operations, net of tax, for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three month ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Income (loss) from operations	$—	$(718)	$—	$(1,865)
Loss on disposal	(236)	—	(319)	—

Income (loss) from discontinued operations	$(236)	$(718)	$(319)	$(1,865)

At June 30, 2012, assets of discontinued operations and liabilities of discontinued operations consist of the following:

Contingent consideration due from escrow	$1,813
Due from DigiNotar net of allowance for doubtful account of $952	414
Income taxes receivable	349

Assets of discontinued operations	$2,576

Due to DigiNotar	$1,275
Accrued professional fees	47

Liabilities of discontinued operations	$1,322

Note 5 – Goodwill

Goodwill activity for the six months ended June 30, 2012 consisted of the following:

Net balance at December 31, 2011	$12,910
Additions	—
Net foreign currency translation	(371)

Net balance at June 30, 2012	$12,539

Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuation.

Note 6 – Intangible Assets

Intangible asset activity for the six months ended June 30, 2012 is detailed in the following table.

	Capitalized Technology	Patents & Trademarks	Other	Total Intangible Assets
Net balance at December 31, 2011	$6,693	$1,361	$37	$8,091
Additions	—	180	—	180
Net foreign currency translation	(24)	—	—	(24)
Amortization expense	(911)	(30)	(10)	(951)

Net balance at June 30, 2012	$5,758	$1,511	$27	$7,296

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations.

Note 7 – Income Taxes

Our effective tax rate for the six months ended June 30, 2012 is equal to our expected annual tax rate of 21%. This is lower than the U.S. statutory rate of 34%, primarily due to income in foreign jurisdictions taxed at lower rates. In the first quarter of 2012, our expected annual tax rate was also estimated to be 21%.

Our effective tax rate for the six months ended June 30, 2011 was equal to our expected annual tax rate of 23%. The expected annual rate was lower than the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates, offset by expected losses in the U.S., where the tax benefit for these losses was fully reserved. Actual U. S. income for the full year in 2011 was significantly higher than expected, and the valuation reserves for U.S. net operating loss (“NOL”) carryforwards were reversed in the fourth quarter of 2011.

In the first quarter of 2011, our estimated annual tax rate was 21%. The effective tax rate of 26% for the second quarter of 2011 reflected the increase in the expected annual rate.

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

The activity in our warranty liability was as follows:

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Balance, beginning of period	$96	$11	$36	$61
Provision for claims	18	8	98	13
Product or cash issued to settle claims	(26)	(19)	(46)	(74)

Balance, end of period	$88	$—	$88	$—

At June 30, 2012, deferred revenue from extended warranties was $94.

Note 9 – Long-Term Compensation Plan and Stock Based Compensation

Under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan (2009 Equity Incentive Plan), we awarded 262 shares of restricted stock in the first quarter of 2012 consisting of 96 unissued shares subject to future performance criteria and 166 issued shares. The market value of the restricted shares was $1,805 at the date of grant and will be amortized over the respective vesting periods of one to four years.

In the second quarter of 2012, under the 2009 Equity Incentive Plan, we awarded and issued 71 shares of restricted stock. The market value of the restricted shares was $662 at the date of grant and will be amortized over the respective vesting period of four years.

Also in the second quarter of 2012, we awarded long-term incentive awards under the 2009 Equity Incentive Plan. The awards are variable subject to achievement of performance targets established by the Board of Directors. The probable award level of $1,984 is expensed on a straight-line basis over the four-year vesting period.

The following table details long-term compensation plan and stock-based compensation expense for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Restricted stock	$845	$375	$1,694	$746
Long-term compensation plan	325	374	554	570

Total Non-Cash Compensation	$1,170	$749	$2,248	$1,316

Note 10 – Common Stock and Earnings per Share

In connection with the 2009 Equity Incentive Plan, during the three months ended March 31, 2012, we issued 391 total shares of restricted common stock, 166 shares for awards granted in the first quarter of 2012 and 225 performance shares related to awards granted in prior years.

During the three months ended June 30, 2012, we awarded and issued 71 shares of restricted stock under the 2009 Equity Incentive Plan.

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three and six months ended June 30, 2012 and 2011 follow:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net income - continuing operations	7,398	3,339	9,392	6,986

Net (loss) - discontinued operations	(236)	(718)	(319)	(1,865)

Net income	$7,162	$2,621	$9,073	$5,121

Weighted average common shares outstanding
Basic	38,065	37,532	37,928	37,526
Incremental shares with dilutive effect:
Stock options	524	950	530	910
Restricted stock awards	153	270	139	175

Diluted	38,742	38,752	38,597	38,611

Basic income (loss) per share
Continuing operations	$0.19	$0.09	$0.25	$0.19
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.05)

Total net income per share	$0.18	$0.07	$0.24	$0.14

Diluted income (loss) per share
Continuing operations	$0.19	$0.09	$0.24	$0.18
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.05)

Total net income per share	$0.18	$0.07	$0.23	$0.13

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

Comparison of Results for the Three and Six Months Ended June 30, 2012 and 2011

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

We do not believe, however, that the uncertainty surrounding the sovereign debt issue had a measureable negative impact on our business in the second quarter or first six months of 2012 and we do not expect that it will significantly reduce our business opportunities for the remainder of 2012.

Revenue from our Europe, Middle East and Africa (“EMEA”) region, which accounted for 67% and 64% of our consolidated revenues for the second quarter and first six months of 2012, respectively, decreased 2% and 13% when compared to the second quarter and first six months of 2011. We believe that the reduction in revenues in the second quarter and first six months of 2012 compared to the same periods of 2011 was not due to a change in the economic environment, but primarily reflected the timing of when orders are received and goods are shipped. While we entered 2012 with a lower backlog of orders than in 2011, our intake of new customer orders in the second quarter and first six months 2012 has been stronger than in the same periods in 2011.

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

Currency Fluctuations: In the second quarter of both 2012 and 2011, approximately 94% of our revenue was generated outside the United States. For the six months ended June 30, 2012 and 2011 approximately 93% and 94%, respectively, of our revenue was generated outside of the United States.

In addition, in the second quarter of 2012 and 2011, approximately 80% and 81%, respectively of our operating expenses were incurred outside the United States. For the six months ended June 30, 2012 and 2011, approximately 79% and 81%, respectively, of our operating expenses were incurred outside of the United States.

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

The U.S. Dollar strengthened by approximately 11% and 7% against the Euro for the quarter and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The U.S. Dollar also strengthened approximately 4% against the Australian Dollar for the quarter but was flat for six months ended June 30, 2012 as compared to the same periods in 2011. We estimate that the changes in the exchange rate of the U.S. Dollar to these two currencies in 2012 compared to 2011 resulted in a decrease in revenue and operating expenses of approximately $1,672 and $1,469, respectively, for the quarter ended June 30, 2012 and a decrease in revenue and operating expenses of approximately $1,852 and $1,767, respectively for the six months ended June 30, 2012 compared to the same periods in 2011.

The financial position and results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland and Singapore (in which the functional currency is the U.S. Dollar), are generally measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders’ equity. Revenue and expenses are translated at average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other non-operating income (expense). Foreign exchange transaction losses aggregating $49 and gains aggregating $46 in the second quarter and first six months of 2012, respectively, compares to gains aggregating of $30 and $58 in the second quarter and first six months of 2011, respectively.

Revenue

Revenue by Geographic Regions: We classify our sales by customers’ location in four geographic regions: 1) EMEA, which includes Europe, the Middle East and Africa; 2) the United States, which for our purposes includes sales in Canada; 3) Asia Pacific; and 4) Other Countries, including Australia, Latin America and Central Asia. The breakdown of revenue for the three and six months ended June 30, 2012 and 2011 in each of our major geographic regions follows:

	EMEA	United States	Asia Pacific	Other Countries	Total

Three months ended June 30:

Revenue:
2012	$31,367	$2,914	$8,815	$3,546	$46,642
2011	32,021	2,646	2,579	4,857	42,103

Percent of Total:
2012	67%	6%	19%	8%	100%
2011	76%	6%	6%	12%	100%

Six months ended June 30:

Revenue:
2012	$50,744	$5,840	$15,367	$6,949	$78,900
2011	58,209	4,928	5,049	9,983	78,169

Percent of Total:
2012	64%	7%	19%	9%	100%
2011	74%	6%	7%	13%	100%

Total revenue in the second quarter of 2012 increased $4,539, or 11%, from second quarter of 2011. Including the impact of changes in currency exchange rates, the increase was primarily attributable to a 10% increase in revenues from the banking market and a 17% increase in revenues from the enterprise and application security market. As noted above, for the quarter ended June 30, 2012, we estimate that the strengthening of the U.S. Dollar as compared to the Euro resulted in a decrease in revenue of $1,672.

Revenue generated in EMEA during the second quarter of 2012 was $654, or 2%, lower than the second quarter of 2011. The decrease in revenues reflected an increase in revenues from the enterprise and application security market partially offset by a decline in revenues from the banking market.

Revenue generated in the United States during the second quarter of 2012 was $268, or 10%, higher than the second quarter of 2011. The increase in revenues reflected an increase in products sold in both the banking market and from the enterprise and application security market. The banking market in the United States uses our technology primarily for corporate banking applications and, as a result, is relatively small. Given the size of the market, our results may vary significantly period to period based on the size and timing of shipment of individual orders.

Revenue generated in the Asia Pacific region during the second quarter of 2012 was $6,236, or 242%, higher than the second quarter of 2011. The increase in revenues reflected growth in both the banking and the enterprise and application security markets.

Revenue generated from Other Countries during the second quarter of 2012 was $1,311, or 27%, lower than the second quarter of 2011. The decrease in Other Countries was primarily due to a decrease in revenues from the South American banking market. We expect that revenues from Other Countries will be more volatile than from our other regions given their earlier stage of development of the authentication market in those countries. VASCO, however, plans to continue to invest in new markets based on our estimates of the each market’s demand for strong user authentication.

Total revenue for the six months ended June 30, 2012 increased $731, or 1%, from the first six months of 2011. Including the impact of changes in currency exchange rates, the increase was primarily attributable to a 23% increase in revenues from the enterprise and application security market partially offset by a 3% decrease in revenues from the banking market. As noted above, for the six months ended June 30, 2012, we estimate that the weakening of the U.S. Dollar as compared to the Euro resulted in a decrease in revenue of $1,852.

Revenue for the six months ended June 30, 2012 generated in EMEA decreased $7,465, or 13%, from the first six months of 2011. Revenue from the banking market for the first six months of 2012 was approximately 17% lower than in the same period of 2011 while revenues from the enterprise and application security market increased approximately 8%.

Revenue for the six months ended June 30, 2012 generated in the United States increased $912, or 19%, from the first six months of 2011. Revenues from the U.S. for the first six months of 2012 reflected strong growth from both the banking market and the enterprise and application security market.

Revenue for the six months ended June 30, 2012 from Asia Pacific increased $10,318, or 204%, from the first six months of 2011. Revenues from Asia Pacific for the first six months of 2012 reflected an increase in revenues from both the banking market and the enterprise and application security market.

Revenue for the six months ended June 30, 2012 generated from Other Countries decreased $3,034, or 30%, from the first six months of 2011. Revenues from Other Countries for the first six months of 2012 primarily reflected a decrease in revenues from the South American banking market.

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

	Banking	Enterprise & Application Security	Total

Three months ended June 30:

Revenue:
2012	$38,836	$7,806	$46,642
2011	35,459	6,644	42,103

Percent of Total:
2012	83%	17%	100%
2011	84%	16%	100%

Six months ended June 30:

Revenue:
2012	$63,576	$15,324	$78,900
2011	65,714	12,455	78,169

Percent of Total:
2012	81%	19%	100%
2011	84%	16%	100%

Revenue in the second quarter of 2012 from the banking market increased $3,377, or 10%, from the second quarter of 2011 and revenue from the enterprise and application security market increased $1,162, or 17%, in the same period.

The increase in revenues from the banking market in the second quarter of 2012 compared to the second quarter of 2011 reflected growth in revenues from both hardware and non-hardware products. Revenues from the banking market increased in the Asia Pacific and United States regions and declined in EMEA and Other Country regions. While we believe that the global banking market is relatively stable, our revenues may vary significantly period to period and region to region based on the size and timing of shipment of individual orders.

The increase in revenues from the enterprise and application security market in the second quarter of 2012 compared to the second quarter of 2011 also reflected growth in revenues from both hardware and non-hardware products. Revenues in the enterprise and application security market increased in all of our geographic areas. The size of the enterprise and application security market in all regions other than EMEA is relatively small and, as a result, our revenues may vary significantly period to period based on the size and timing of shipment of individual orders.

Revenue for the first six months of 2012 from the banking market decreased $2,137, or 3%, compared to the first six months of 2011, while revenue from the enterprise and application security market increased $2,869 or 23% in the same period.

The decrease in revenues from the banking market for the first six months of 2012 compared to the same period of 2011 reflected a decline in revenues from hardware products partially offset by an increase from non-hardware products. Revenues from the banking market increased in the Asia Pacific and United States regions and declined in EMEA and Other Country regions for the first six months of 2012.

The increase in revenues from the enterprise and application security market for the first six months of 2012 compared to the same period of 2011 reflected growth in revenues from both hardware and non-hardware products. Revenues in the enterprise and application security market increased in all of our geographic areas for the first six months of 2012 compared to first six months of 2011.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue from continuing operations for the three months and six months ended June 30, 2012 and 2011:

	June 30,		June 30,
	2012	2011	2012	2011

Revenues	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	36.9%	39.0%	35.0%	38.2%

Gross profit	63.1%	61.0%	65.0%	61.8%

Operating costs:
Sales and marketing	21.1%	26.0%	24.4%	25.5%
Research and development	10.3%	11.5%	12.0%	11.1%
General and administrative	11.4%	12.7%	13.2%	13.4%
Amortization of purchased intangible assets	1.0%	1.2%	1.2%	1.3%

Total operating costs	43.8%	51.4%	50.8%	51.3%

Operating income	19.3%	9.6%	14.2%	10.5%

Interest income	0.2%	0.3%	0.2%	0.3%
Other income (expense)	0.6%	0.8%	0.7%	0.8%

Income from continuing operations before income taxes	20.1%	10.7%	15.1%	11.6%
Provision for income taxes	4.2%	2.8%	3.2%	2.7%

Net income from continuing operations	15.9%	7.9%	11.9%	8.9%

Gross Profit

Consolidated gross profit for the quarter ended June 30, 2012 was $29,451, an increase of $3,745, or 15%, from the quarter ended June 30, 2011. Gross profit as a percentage of revenue (gross profit margin) was 63% for the quarter ended June 30, 2012, as compared to 61% for the quarter ended June 30, 2011. The increase in gross profit as a percentage of revenue for the second quarter of 2012 compared to 2011 primarily reflects:

•	an increase in revenues from the enterprise and application security market as a percentage of total revenue,

•	a decrease in the percentage of our total revenue that came from sales of card readers, and

•	a decrease in non-product costs associated with the customization and a reduction in the cost of the expedited delivery of products,

partially offset by

•	a decrease in the gross profit margin from the enterprise and application security market as a result of an increase in the quantity of hardware products sold, and

•	a decrease due to the negative impact on revenue and gross profit of changes in foreign currency rates.

Consolidated gross profit for the six months ended June 30, 2012 was $51,329, an increase of $2,995, or 6%, from the comparable period in 2011. Gross profit as a percentage of revenue (gross profit margin) was 65% for the six months ended June 30, 2012, as compared to 62% for the comparable period in 2011. The increase in the gross profit margin for the first six months of 2012 compared to 2011 primarily reflects the same factors impacting the comparison of the second quarter of 2012 to the second quarter of 2011, but also reflects an increase in non-hardware revenues as a percentage of total revenue.

Revenue from our enterprise and application security market, which generally has margins that are 20 to 30 percentage points higher than the banking market, was 17% of our revenue for the second quarter and 19% of revenue for the first six months of 2012 compared to 16% for both the second quarter and first six months of 2011, respectively.

Card readers, which can have a lower gross profit margin that is approximately 10 to 20 percentage points lower than other hardware-related margins due to competitive pricing pressures, were 13% of our revenue for both the second quarter and first six months of 2012, respectively, compared to 27% and 22% for the second quarter and first six months of 2011, respectively. We expect that the relatively low gross profit margin on card readers will continue into the foreseeable future as there are a number of competitors in the EMV (Europay, MasterCard and Visa) market that produce card reader products with fewer features than our products at a lower cost.

The decline in gross profit margin on revenues from the enterprise and application security market for the second quarter and first six months of 2012 compared to the same periods in 2011, reflected an increase in the quantity of hardware products sold. The reduction in the gross profit margin related to the larger orders is consistent with our approach to pricing, which is to offer lower average selling prices per unit for large volume purchase orders.

Non-hardware revenue, which can have a gross profit margin that is approximately 20 to 30 percentage points higher than hardware-related revenue, depending on the model and quantity of the hardware units sold, was 20% of revenue for the quarter and 24% of revenue for the first six months of 2012 and compares to approximately 20% of total revenue for the second quarter and 21% for the first six months of 2011. We plan to continue to focus on sales of our non-hardware revenue items and expect that they will increase as a percentage of our total revenue in future periods.

The majority of our inventory purchases are denominated in U.S. Dollars. Also, as previously noted, our sales are denominated in various currencies including the Euro and Australian Dollar. As the U.S. Dollar has strengthened, when compared to the Euro and Australian Dollar in the same periods in the prior year, revenue from sales made in Euros and Australian Dollars decreased, as measured in U.S. Dollars, without a corresponding change in cost of goods sold. As noted earlier, the impact from changes in currency rates is estimated to have decreased revenue by approximately $1,672 for the second quarter and $1,852 first six months of 2012. Had the currency rates in 2012 been equal to the rates in 2011, the gross profit margin would have been approximately 1.3 percentage points higher for the quarter and 0.8 percentage points higher for the six months ended June 30, 2012.

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

On a consolidated basis, our operating expenses for the quarter and six months ended June 30, 2012 were $20,454 and $40,117, respectively, a decrease of $1,193, or 6%, from the second quarter of 2011 and an increase of $31, or less than 1%, from the six months ended June 30, 2011.

The decrease in consolidated operating expenses for the second quarter of 2012 compared to the second quarter of 2011 was primarily related to the benefit from the change in currency exchange rates partially offset by a 2% increase in average headcount and an increase in stock-based incentive plan costs. We estimate that our operating expenses were $1,469 lower in the second quarter of 2012 than in the second quarter of 2011 due to the changes in currency exchange rates.

Consolidated operating expenses for the first six months of 2012 compared to the same period in 2011 were essentially flat as the benefit from the change in currency exchange rates was offset by a 3% increase in average headcount and an increase in stock-based incentive plan costs. We estimate that our operating expenses were $1,767 lower for the first six months of 2012 than in the comparable period of 2011 due to the changes in currency exchange rates.

Operating expenses for the second quarter and first six months of 2012 included $1,170 and $2,248 of expenses related to stock-based incentive plan costs, respectively, compared to $749 and $1,316 of stock-based incentive plan costs for the second quarter and first six months of 2011, respectively.

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended June 30, 2012 were $9,856, a decrease of $1,100, or 10%, from the second quarter of 2011. The decrease in sales and marketing expenses reflected a decrease in compensation related expenses, in part related to a decrease in headcount, and lower expense related to currency fluctuations.

Consolidated sales and marketing expenses for the six months ended June 30, 2012, were $19,264, a decrease of $716, or 4%, from the same period of 2011. The decrease in expense for the six month period is related to the same factors noted above in the comparison of the second quarter of 2012 to the second quarter of 2011.

Average full-time sales, marketing, support, and operating employee headcount for the three and six months ended June 30, 2012 was 171 and 169, respectively compared to 175 and 172 for the three and six months ended June 30, 2011, respectively. The decrease in headcount was approximately 2% for both the second quarter and six months ended June 30, 2012 when compared to the same periods in 2011.

We estimate that the changes in currency exchange rates decreased sales and marketing expense for the second quarter and six months ended June 30, 2012 when compared to the same periods in 2011 by $748 and $912, respectively.

Research and Development Expenses

Consolidated research and development expenses for the quarter ended June 30, 2012, were $4,796, a decrease of $40, or less than 1%, from the second quarter of 2011. This decrease was primarily due to the benefit related to the strengthening of the U.S. Dollar compared to the Euro and other currencies partially offset by increased compensation expense related to increased headcount.

Consolidated research and development costs for the six months ended June 30, 2012, were $9,497, an increase of $839, or 10%, from the same period of 2011. The increase in expense for the six month period is due to increased compensation expense related to increased headcount partially offset by the benefit related to the strengthening of the U.S. Dollar compared to the Euro and other currencies.

Average full-time research and development employee headcount for the three and six months ended June 30, 2012 was 140 and 138, respectively, compared to 127 and 124 for the three and six months ended June 30, 2011, respectively. The increase in headcount was approximately 10% and 11% for the second quarter and six months ended June 30, 2012, respectively, when compared to the same periods in 2011.

We estimate that the changes in currency exchange rates decreased research and development expense for the second quarter and six months ended June 30, 2012 by $423 and $489, respectively, when compared to the same periods in 2011.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended June 30, 2012, were $5,330, a decrease of $18, or less than 1%, from the second quarter of 2011. The decrease in general and administrative expenses reflected a decrease in compensation related expenses, in part related to a decrease in headcount, and lower expense related to the strengthening of the U.S. Dollar compared to the Euro and other currencies.

Consolidated general and administrative expenses for the six months ended June 30, 2012, were $10,405, a decrease of $44 or less than 1%, from the same period of 2011. The decrease in expense for the six month period is related to the same factors noted above in the comparison of the second quarter of 2012 to the second quarter of 2011.

Average full-time general and administrative employee headcount for both the three and six months ended June 30, 2012 was 55 compared to 56 for both the three and six months ended June 30, 2011.

We estimate that the changes in currency exchange rates decreased general and administrative expense for the second quarter and six months ended June 30, 2012 by $298 and $367, respectively, when compared to the same periods in 2011.

Amortization of Intangible Assets

Amortization of intangible assets for the second quarter and first six months of 2012 was $472 and $951, respectively, a decrease of $35 when compared to the second quarter of 2011 and a decrease of $48 when compared to the six months ended June 30, 2011. The decrease in amortization expense primarily reflects the strengthening of the U.S. Dollar compared to the Euro.

Interest Income

Consolidated net interest income was $68 in the second quarter of 2012 as compared to income of $131 in the second quarter of 2011. For the six months ended June 30, 2012, interest income was $145 compared to $240 for the same period of 2011. The decrease in interest income for the second quarter and first six months of 2012 compared to the same periods in 2011 reflects an increase in the average invested balance and a reduction in the average interest rate earned on the invested balances.

Our average cash balance in the second quarter and first six months of 2012 of $88,867 and $89,216 was 4% and 6% higher, respectively, than in the second quarter and first six months of 2011. Our annual return on invested cash was approximately 0.3% for the both second quarter and six months ended June 30, 2012, respectively, compared to 0.6% for both of the comparable periods in 2011.

Other Income (Expense), Net

Other income (expense) primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our export business in those countries and other miscellaneous non-operational, non-recurring expenses.

Other income for the second quarter of 2012 was $300 and compares to other income of $326 for the second quarter of 2011. The decrease in other income primarily reflects the impact of the strengthening of the U.S. Dollar to the Euro and increased foreign exchange transaction losses. Other income (expense) included exchange losses of $49 for the quarter ended June 30, 2012 compared to an exchange gain of $30 for the quarter ended June 30, 2011.

Other income for the first six months of 2012 was $532 and compares to $617 for the first six months of 2011. The decrease in other income primarily reflects the impact of the strengthening of the U.S. Dollar to the Euro. Other income included exchange gains of $46 for the six months ended June 30, 2012 compared to an exchange gain of $58 for the six months ended June 30, 2011.

Income Taxes

Income tax expense for the second quarter of 2012 was $1,967, an increase of $790 from the second quarter of 2011. The increase in tax expense is attributable to higher pretax income partially offset by a lower effective tax rate. The effective tax rate was 21% for the second quarter of 2012 compared to 26% for the second quarter of 2011. The tax rate in the second quarter of 2011 was negatively impacted by an adjustment to increase our estimated full-year tax rate from 21% to 23%.

Income tax expense for the first six months of 2012 was $2,497, an increase of $378 from the same period in 2011. The increase in tax expense reflects higher pre-tax income partially offset by a lower effective tax rate. The effective tax rate was 21% for the first six months of 2012 and compares to 23% for the first six months of 2011.

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

Loss from Discontinued Operations

We reported an after-tax loss from discontinued operations of $236 and $319 for the quarter and six months ended June 30, 2012, respectively. The loss for the quarter and the six months ended June 30, 2012 include ongoing expenses related to the bankruptcy and discontinuation of the DigiNotar business in the third quarter of 2011. The after tax losses of $718 and $1,865 for the quarter and six months ended June 30, 2011, respectively, reflect the results of the DigiNotar operation during those time periods.

Liquidity and Capital Resources

Our net cash balance was $85,145 at June 30, 2012, a decrease of $8,232 or 9%, from $93,377 at March 31, 2012, and an increase of $648, or 1%, from $84,497 at December 31, 2011. The decrease in cash from March 31, 2012 was attributable to the strengthening of the U.S. dollar to the Euro and most all of the currencies in other countries in which we operate and unfavorable changes in other key elements of working capital. The increase in cash from December 31, 2011, was primarily attributable to positive cash flow from operations, partially offset by a negative impact on cash of the strengthening of the U.S. dollar to other foreign currencies.

The negative impact of changes in exchange rates compared to March 31, 2012 and December 31, 2011 primarily reflected the fact that the U.S. dollar has continued to strengthen against the Euro for the first six months of 2012. At June 30, 2012, the exchange rate for the Euro to U.S. dollar was approximately 1.26 and compares to 1.33 and 1.30 at March 31, 2012 and December 31, 2011, respectively.

As of June 30, 2012, we held $61,806 of cash in banks outside of the United States. Of that amount, $60,925 is not subject to significant repatriation restrictions, but may be subject to taxes upon repatriation. We have not provided for taxes on our unremitted foreign earnings as we consider them to be permanently invested.

We believe that our cash resources will be sufficient to meet our operating needs for the next twelve months.

At June 30, 2012 we had working capital of $118,040, an increase of $5,345, or 5%, from $112,695 at March 31, 2012 and an increase of $9,450 or 9% from $108,590 reported at December 31, 2011. The increase in working capital for the quarter and six months ended June 30, 2012 was primarily related to cash flow related to our earnings.

EBITDA from continuing operations for the three months ending June 30, 2012 was $10,205, an increase of $4,846 or 90% from the same period in 2011. For the six month period ending June 30, 2012, EBITDA was $13,592, an increase of $2,820 or 26% compared to the same period in the prior year. A reconciliation of EBITDA to net income for the quarter and six months ended June 30, 2012, and 2011 follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands, unaudited)		(in thousands, unaudited)

EBITDA from continuing operations	$10,205	$5,359	$13,592	$10,772

Interest income, net	68	131	145	240
Provision for income taxes	(1,967)	(1,177)	(2,497)	(2,119)
Depreciation and amortization	(908)	(974)	(1,848)	(1,907)

Net income from continuing operations	$7,398	$3,339	$9,392	$6,986

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three and six months ended June 30, 2012. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and six months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2012.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2012.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2012.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2012.

Exhibit 101.INS – XBRL Instance Document(1)

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document(1)

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document(1)

Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase Document(1)

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2012.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown
Clifford K. Bown
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2012.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2012.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2012.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2012.

Exhibit 101.INS – XBRL Instance Document(1)

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document(1)

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document(1)

Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase Document(1)

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.