Form 10-Q/A
period 2012-06-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2012-08-31
CIK 1044777

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

VASCO Data Security International, Inc.

Form 10-Q/A

For The Quarterly Period Ended June 30, 2012

Explanatory Note

Vasco Data Security International, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (“SEC”) on August 6, 2012, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the information on Exhibit 101 hereto is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2012. (1)

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2012. (1)

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2012. (1)

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2012. (1)

Exhibit 101.INS – XBRL Instance Document (2)

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document (2)

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document (2)

Exhibit 101.LAB - XBRL Taxonomy Extension Label Linkbase Document (2)

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document (2)

Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document (2)

(1)	Previously filed or furnished with our Quarterly Report on Form 10-Q filed August 6, 2012.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 31, 2012.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown
Clifford K. Bown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2012. (1)

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2012. (1)

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2012. (1)

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2012. (1)

Exhibit 101.INS – XBRL Instance Document (2)

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document (2)

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document (2)

Exhibit 101.LAB - XBRL Taxonomy Extension Label Linkbase Document (2)

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document (2)

Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document (2)

(1)	Previously filed or furnished with our Quarterly Report on Form 10-Q filed August 6, 2012.
(2)	Furnished herewith.

5