Form 10-Q
period 2012-09-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2012-11-02
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

There were 38,972,574 shares of Common Stock, $.001 par value per share, outstanding at October 26, 2012.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended September 30, 2012

This report may contain trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, DIGIPASS, Digipass as a Service (DPS), CertiID, VACMAN, aXsGUARD and IDENTIKEY.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$96,141	$84,497
Accounts receivable, net of allowance for doubtful accounts of $1,537 in 2012 and $1,585 in 2011	29,572	31,618
Inventories	17,695	16,033
Prepaid expenses	1,819	1,657
Foreign sales tax receivable	1,046	683
Deferred income taxes	1,196	2,382
Other current assets	188	343
Assets of discontinued operations	2,592	2,545

Total current assets	150,249	139,758

Property and equipment:
Furniture and fixtures	4,881	4,924
Office equipment	8,189	7,390

	13,070	12,314
Accumulated depreciation	(9,140)	(7,909)

Property and equipment, net	3,930	4,405

Goodwill, net of accumulated amortization	12,820	12,910
Intangible assets, net of accumulated amortization	6,904	8,091
Other assets, net of accumulated amortization	4,208	3,759

Total assets	$178,111	$168,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,110	$7,328
Deferred revenue	7,661	8,649
Accrued wages and payroll taxes	6,576	6,564
Income taxes payable	37	1,965
Other accrued expenses	3,451	3,162
Deferred compensation	2,295	1,908
Liabilities of discontinued operations	1,365	1,592

Total current liabilities	26,495	31,168

Deferred compensation	0	1,526
Deferred revenue	94	106
Deferred income taxes	168	324

Total liabilities	26,757	33,124

Stockholders’ equity
Common stock: $.001 par value per share, 75,000 shares authorized; 38,973 and 38,193 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	39	38
Preferred stock: 500 shares authorized, none issued and outstanding at September 30, 2012 or December 31, 2011	0	0
Additional paid-in capital	73,970	71,720
Accumulated income	79,239	65,658
Accumulated other comprehensive income	(1,894)	(1,617)

Total stockholders’ equity	151,354	135,799

Total liabilities and stockholders’ equity	$178,111	$168,923

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net revenue	$36,292	$41,385	$115,192	$119,554

Cost of goods sold	12,437	13,633	40,008	43,468

Gross profit	23,855	27,752	75,184	76,086

Operating costs:

Sales and marketing	8,889	9,575	28,152	29,555
Research and development	4,488	4,787	13,986	13,445
General and administrative	3,726	5,468	14,131	15,917
Amortization of purchased intangible assets	476	486	1,427	1,485

Total operating costs	17,579	20,316	57,696	60,402

Operating income	6,276	7,436	17,488	15,684

Interest income, net	62	164	207	404
Other income (expense), net	(183)	(359)	349	258

Income from continuing operations before income taxes	6,155	7,241	18,044	16,346
Provision for income taxes	1,473	1,314	3,970	3,433

Net income from continuing operations	4,682	5,927	14,074	12,913
Income (loss) from discontinued operations	(173)	(3,691)	(493)	(5,557)

Net income	$4,509	$2,236	$13,581	$7,356

Net income per share:
Basic income (loss) per share
Continuing	$0.12	$0.16	$0.37	$0.34
Discontinued	(0.00)	(0.10)	(0.01)	(0.14)

Total	$0.12	$0.06	$0.36	$0.20

Diluted income (loss) per share
Continuing	$0.12	$0.15	$0.36	$0.33
Discontinued	(0.00)	(0.09)	(0.01)	(0.14)

Total	$0.12	$0.06	$0.35	$0.19

Weighted average common shares outstanding:
Basic	38,136	37,539	37,997	37,531

Diluted	38,833	38,606	38,676	38,610

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$4,509	$2,236	$13,581	$7,356

Other comprehensive income - Cumulative translation adjustment	1,703	(4,653)	(277)	1,000

Comprehensive income	$6,212	$(2,417)	$13,304	$8,356

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income from continuing operations	$14,074	$12,913
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	2,736	2,863
Deferred tax expense (benefit)	796	(216)
Non-cash compensation	2,748	2,207
Changes in assets and liabilities:
Accounts receivable, net	1,913	(6,382)
Inventories	(1,661)	(6,097)
Foreign sales tax receivable	(363)	1,537
Other current assets	(19)	44
Accounts payable	(2,209)	(4,042)
Income taxes payable	(1,924)	572
Accrued expenses	(18)	3,416
Current deferred compensation	(1,825)	0
Deferred revenue	(990)	1,406

Net cash provided by operating activities of continuing operations	13,258	8,221

Cash flows from investing activities of continuing operations:
Purchase of Alfa & Ariss	0	(1,301)
Additions to property and equipment	(838)	(742)
Additions to intangible assets	(233)	(7,241)
Other assets	134	(146)

Net cash used in investing activities of continuing operations	(937)	(9,430)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options	190	40

Net cash provided by financing activities of continuing operations	190	40

Cash flows used in discontinued operations:
Net cash used in operating activities of discontinued operations	(767)	(545)
Net cash used in investing activities of discontinued operations	0	(5,761)

Net cash used in discontinued operations	(767)	(6,306)

Effect of exchange rates on cash	(100)	(564)

Net increase (decrease) in cash	11,644	(8,039)
Cash and cash equivalents, beginning of year	84,497	85,533

Cash and cash equivalents, end of period	$96,141	$77,494

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

For the three and nine months ended September 30, 2012, foreign currency transactions resulted in losses of $304 and $259, respectively, compared to losses of $583 and $525, for the same periods in 2011.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are high-quality short term money market instruments, with original maturities of three months or less. Cash and cash equivalents are held by a number of U.S. and non-U.S. commercial banks and money market investment funds. Cash and cash equivalents at September 30, 2012 include $83,337 in money market investment funds or demand bank deposits for which fair value is equal to cost. These investments are valued using level one inputs, as defined in ASC 820, Fair Value Measurements and Disclosures. Cash and cash equivalents also include $12,804 in bank time deposits for which fair value was $12,806 at September 30, 2012. Bank time deposits are valued using level two inputs, as defined by ASC 820.

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

Software Development Costs

We capitalize software development costs in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. No software development costs were capitalized during the nine months ended September 30, 2012.

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

Fair Value of Financial Instruments

At September 30, 2012 and December 31, 2011, our financial instruments were cash equivalents, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies as described in Cash and Cash Equivalents above. The fair values of the financial instruments were not materially different from their carrying amounts at September 30, 2012 and December 31, 2011.

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

	September 30, 2012	December 31, 2011
Accounts receivable	$31,109	$33,203
Allowance for doubtful accounts	(1,537)	(1,585)

Accounts receivable, net	$29,572	$31,618

Note 3 - Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the FIFO method.

Inventories are comprised of the following:

	September 30, 2012	December 31, 2011
Component parts	$7,484	$6,447
Work-in-process and finished goods	10,211	9,586

Total	$17,695	$16,033

Note 4 – Discontinued Operations

During 2011, our wholly-owned Dutch subsidiary, DigiNotar B.V., was declared bankrupt. The court-appointed trustee is responsible for the business activities, administration and liquidation of DigiNotar B.V. Accordingly, related assets, liabilities and operating activities are reflected in discontinued operations.

The income (loss) from discontinued operations, net of tax, for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Income (loss) from operations	$0	$271	$0	($1,595)
Loss on disposal	(173)	(3,962)	(493)	(3,962)

Income (loss) from discontinued operations	($173)	($3,691)	($493)	($5,557)

At September 30, 2012, assets of discontinued operations and liabilities of discontinued operations consist of the following:

Contingent consideration due from escrow	$1,813
Due from DigiNotar net of allowance for doubtful account of $952	414
Income taxes receivable	365

Assets of discontinued operations	$2,592

Due to DigiNotar	$1,275
Accrued professional fees	90

Liabilities of discontinued operations	$1,365

Note 5 – Goodwill

Goodwill activity for the nine months ended September 30, 2012 consisted of the following:

Net balance at December 31, 2011	$12,910
Additions	0
Net foreign currency translation	(90)

Net balance at September 30, 2012	$12,820

Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuations.

Note 6 – Intangible Assets

Intangible asset activity for the nine months ended September 30, 2012 is detailed in the following table.

	Capitalized Technology	Patents & Trademarks	Other	Total Intangible Assets
Net balance at December 31, 2011	$6,693	$1,361	$37	$8,091
Additions	0	257	0	257
Net foreign currency translation	(17)	0	0	(17)
Amortization expense	(1,372)	(41)	(14)	(1,427)

Net balance at September 30, 2012	$5,304	$1,577	$23	$6,904

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations.

Note 7 – Income Taxes

Our effective tax rate for the nine months ended September 30, 2012 is equal to our expected annual tax rate of 22%. This is lower than the U.S. statutory rate of 34%, primarily due to income in foreign jurisdictions taxed at lower rates. In the first half of 2012, our expected annual tax rate was estimated to be 21%. The effective tax rate for the third quarter of 24% reflects the increase in the expected annual tax rate from 21% to 22%.

Our effective tax rate for the nine months ended September 30, 2011 was equal to our expected annual tax rate of 21%. The expected annual rate was lower than the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates and partial utilization of net operating loss (“NOL”) carryforwards in the U.S., where the tax benefit for these losses had been fully reserved. Actual U. S. income for the full year in 2011 was significantly higher than expected, and all remaining valuation reserves for U.S. NOL carryforwards were reversed in the fourth quarter of 2011.

In the first half of 2011, our estimated annual tax rate was 30%. The effective tax rate of 18% for the third quarter of 2011 reflects the reduction in the expected annual rate.

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

The activity in our warranty liability was as follows:

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Balance, beginning of period	$88	$0	$36	$61
Provision for claims	12	7	110	20
Product or cash issued to settle claims	(71)	(7)	(117)	(81)

Balance, end of period	$29	$0	$29	$0

At September 30, 2012, deferred revenue from extended warranties was $101.

Note 9 – Long-Term Compensation Plan and Stock Based Compensation

Under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan (“2009 Equity Incentive Plan”), we awarded 262 shares of restricted stock in the first quarter of 2012 consisting of 96 unissued shares subject to future performance criteria and 166 issued shares. The market value of the 166 issued restricted shares of $1,144 at the date of grant is being amortized over the respective vesting periods of one to four years. The market value of the 96 unissued shares subject to performance criteria of $661 at the date of grant was being amortized over the four-year vesting period beginning in the first quarter of 2012. During the third quarter of 2012, achievement of the performance targets was deemed improbable and prior amortization of $79 recorded in the first and second quarters of 2012 was reversed in the third quarter of 2012.

In the second quarter of 2012, under the 2009 Equity Incentive Plan, we awarded and issued 71 shares of restricted stock. The market value of the restricted shares of $662 at the date of grant is being amortized over the respective vesting period of four years.

Also in the second quarter of 2012, we awarded long-term incentive awards under the 2009 Equity Incentive Plan. The awards are variable subject to achievement of performance targets established by the Board of Directors. The award level of $1,984 was being expensed on a straight-line basis over the four-year vesting period beginning in the second quarter. During the third quarter of 2012, achievement of the performance targets was deemed improbable and prior provisions of $90, recorded in the second quarter of 2012, were reversed in the third quarter of 2012.

The following table details long-term compensation plan and stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Restricted stock	$356	$436	$2,060	$1,182
Long-term compensation plan	144	455	688	1,025

Total Non-Cash Compensation	$500	$891	$2,748	$2,207

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

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three and nine months ended September 30, 2012 and 2011 follow:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income - continuing operations	$4,682	$5,927	$14,074	$12,913
Net (loss) - discontinued operations	(173)	(3,691)	(493)	(5,557)

Net income	$4,509	$2,236	$13,581	$7,356

Weighted average common shares outstanding
Basic	38,136	37,539	37,997	37,531
Incremental shares with dilutive effect:
Stock options	423	829	494	883
Restricted stock awards	274	238	185	196

Diluted	38,833	38,606	38,676	38,610

Basic income (loss) per share
Continuing operations	$0.12	$0.16	$0.37	$0.34
Discontinued operations	(0.00)	(0.10)	(0.01)	(0.14)

Total net income per share	$0.12	$0.06	$0.36	$0.20

Diluted income (loss) per share
Continuing operations	$0.12	$0.15	$0.36	$0.33
Discontinued operations	(0.00)	(0.09)	(0.01)	(0.14)

Total net income per share	$0.12	$0.06	$0.35	$0.19

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 concerning, among other things, the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and the anticipated future growth in certain markets in which we currently market and sell our products or anticipate selling and marketing our products in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect”, “believe”, “will”, “anticipate”, “emerging”, “intend”, “plan”, “could”, “may”, “estimate”, “should”, “objective”, “goal”, “possible”, “potential”, “projected” and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors have been described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2011 and include, but are not limited to, (a) risks of general market conditions, including currency fluctuations and the uncertainties resulting from turmoil in world economic and financial markets, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasingly sophisticated hacking attempts, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, and changing government regulations, and (c) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements. Except for our ongoing obligations to disclose material information as required by the U.S. federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

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

Comparison of Results for the Three and Nine months ended September 30, 2012 and 2011

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

We do not believe, however, that the uncertainty surrounding the sovereign debt issue had a measureable negative impact on our business in the third quarter or first nine months of 2012 and we do not expect that it will significantly reduce our business opportunities for the remainder of 2012.

Revenue from our Europe, Middle East and Africa (“EMEA”) region, which accounted for 53% and 61% of our consolidated revenues for the third quarter and first nine months of 2012, respectively, decreased 31% and 19% when compared to the third quarter and first nine months of 2011. We believe that the reduction in revenues in the third quarter and first nine months of 2012 compared to the same periods of 2011 was not due to a change in the economic environment, but primarily reflected the timing of when orders are received and goods are shipped and the strengthening of the U.S. Dollar compared to the Euro.

On a global basis, we entered 2012 with a lower backlog of orders than in 2011. In addition, while our intake of new customer orders in the third quarter was lower than in the third quarter of 2011, our order intake for the first nine months of 2012 has been stronger than in the same period in 2011.

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

In the case of our new products and services, which involve the active daily processing of the secret numbers on our servers or servers managed by others in a hosted or co-location environment, we believe a cyber incident could have a material impact on our future business. We believe these products may be more susceptible to cyber attacks than our traditional products since they involve the active processing of transactions using the secret numbers. While we do not have a significant amount of revenue from these products today, we believe that these products have the potential to provide substantial future growth. A cyber incident involving these products in the future could substantially impair our ability to grow the business in this area and we could suffer significant monetary and other losses and significant reputational harm.

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

Income Taxes: Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). All our IP is owned by two subsidiaries, one in the U.S. and one in Switzerland. Our two subsidiaries have entered into agreements with most of the other VASCO entities under which those other entities provide services to our U.S. and Swiss subsidiaries on either a percentage of revenue or on a cost plus basis or both. Under this structure, the earnings of our service provider subsidiaries are relatively constant. These service provider companies tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings tend to flow to the U.S. and Swiss companies.

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

Currency Fluctuations: In the third quarter 2012 and 2011, approximately 94% and 85%, respectively, of our revenue was generated outside the United States. For the nine months ended September 30, 2012 and 2011 approximately 93% and 91%, respectively, of our revenue was generated outside of the United States.

In addition, in the third quarter of 2012 and 2011, approximately 86% and 80%, respectively of our operating expenses were incurred outside the United States. For both the nine months ended September 30, 2012 and 2011, approximately 81% of our operating expenses were incurred outside of the United States.

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

The U.S. Dollar strengthened by approximately 16% and 10% against the Euro for the quarter and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The U.S. Dollar also strengthened approximately 4% and 1% against the Australian Dollar for the quarter and first nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. We estimate that the changes in the exchange rate of the U.S. Dollar to these two currencies in 2012 compared to 2011 resulted in a decrease in revenue and operating expenses of approximately $1,523 and $1,981, respectively, for the quarter ended September 30, 2012 and a decrease in revenue and operating expenses of approximately $3,374 and $3,748, respectively for the nine months ended September 30, 2012 compared to the same periods in 2011.

The financial position and results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland and Singapore (in which the functional currency is the U.S. Dollar), are generally measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders’ equity. Revenue and expenses are translated at average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other non-operating income (expense). Foreign exchange transaction losses aggregating $304 and $259 in the third quarter and first nine months of 2012, respectively, compares to losses aggregating of $583 and $525 in the third quarter and first nine months of 2011, respectively.

Revenue

Revenue by Geographic Regions: We classify our sales by customers’ location in four geographic regions: 1) EMEA, which includes Europe, the Middle East and Africa; 2) the United States, which for our purposes includes sales in Canada; 3) Asia Pacific; and 4) Other Countries, including Australia, Latin America and Central Asia. The breakdown of revenue for the three and nine months ended September 30, 2012 and 2011 in each of our major geographic regions follows:

	EMEA	United States	Asia Pacific	Other Countries	Total
Three months ended September 30:

Revenue:
2012	$19,160	$2,272	$10,651	$4,209	$36,292
2011	27,640	6,167	3,406	4,172	41,385

Percent of Total:
2012	53%	6%	29%	12%	100%
2011	67%	15%	8%	10%	100%

Nine months ended September 30:

Revenue:
2012	$69,904	$8,112	$26,018	$11,158	$115,192
2011	85,849	11,095	8,455	14,155	119,554

Percent of Total:
2012	61%	7%	22%	10%	100%
2011	72%	9%	7%	12%	100%

Total revenue in the third quarter of 2012 decreased $5,093, or 12%, from third quarter of 2011. Including the impact of changes in currency exchange rates, the decrease was primarily attributable to an 11% decrease in revenues from the banking market and a 16% decrease in revenues from the enterprise and application security market. As noted above, for the quarter ended September 30, 2012, we estimate that the strengthening of the U.S. Dollar as compared to the Euro resulted in a decrease in revenue of $1,523.

Revenue generated in EMEA during the third quarter of 2012 was $8,480, or 31%, lower than the third quarter of 2011. The decrease in revenues reflected a decrease in revenues from both the banking and enterprise and application security markets.

Revenue generated in the United States during the third quarter of 2012 was $3,895, or 63%, lower than the third quarter of 2011. The decrease in revenues reflected a decrease in revenues from both the banking market and from the enterprise and application security markets. The banking market in the United States uses our technology primarily for corporate banking applications and, as a result, is relatively small. Given the size of the market, our results may vary significantly period to period based on the size and timing of shipment of individual orders.

Revenue generated in the Asia Pacific region during the third quarter of 2012 was $7,245, or 213%, higher than the third quarter of 2011. The increase in revenues reflected growth in the banking partially offset by a decline in the enterprise and application security markets.

Revenue generated from Other Countries during the third quarter of 2012 was $37, or 1%, higher than the third quarter of 2011. We expect that revenues from Other Countries will be more volatile than from our other regions given their earlier stage of development of the authentication market in those countries. VASCO, however, plans to continue to invest in new markets based on our estimates of the each market’s demand for strong user authentication.

Total revenue for the nine months ended September 30, 2012 decreased $4,362, or 4%, from the first nine months of 2011. Including the impact of changes in currency exchange rates, the decrease was primarily attributable to a 6% decrease in revenues from the banking market partially offset by an 8% increase in revenues from the enterprise and application security market. As noted above, for the nine months ended September 30, 2012, we estimate that the strengthening of the U.S. Dollar as compared to the Euro resulted in a decrease in revenue of $3,374.

Revenue for the nine months ended September 30, 2012 generated in EMEA decreased $15,945, or 19%, from the first nine months of 2011. Revenue from the banking market for the first nine months of 2012 was approximately 23% lower than in the same period of 2011 while revenues from the enterprise and application security market were comparable to the revenue for the first nine months of 2011.

Revenue for the nine months ended September 30, 2012 generated in the United States decreased $2,983, or 27%, from the first nine months of 2011. The decline in revenues from the U.S. for the first nine months of 2012 was primarily due to a decline in revenues from the banking market.

Revenue for the nine months ended September 30, 2012 from Asia Pacific increased $17,563, or 208%, from the first nine months of 2011. Revenues from Asia Pacific for the first nine months of 2012 reflected an increase in revenues from both the banking market and the enterprise and application security market.

Revenue for the nine months ended September 30, 2012 generated from Other Countries decreased $2,997, or 21%, from the first nine months of 2011. Revenues from Other Countries for the first nine months of 2012 primarily reflected a decrease in revenues from the Latin American banking market.

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

	Banking	Enterprise & Application Security	Total
Three months ended September 30:

Revenue:
2012	$29,592	$6,700	$36,292
2011	33,403	7,982	41,385

Percent of Total:
2012	82%	18%	100%
2011	81%	19%	100%

Nine months ended September 30:

Revenue:
2012	$93,168	$22,024	$115,192
2011	99,116	20,438	119,554

Percent of Total:
2012	81%	19%	100%
2011	83%	17%	100%

Revenue in the third quarter of 2012 from the banking market decreased $3,811, or 11%, from the third quarter of 2011 and revenue from the enterprise and application security market decreased $1,282, or 16%, in the same period.

The decrease in revenues from the banking market in the third quarter of 2012 compared to the third quarter of 2011 reflected a decline in revenues from both hardware and non-hardware products. Revenues from the banking market increased in the Asia Pacific and Other Country regions, but declined in the EMEA and United States regions. While we believe that the global banking market is relatively stable, our revenues may vary significantly period to period and region to region based on the size and timing of shipment of individual orders.

The decrease in revenues from the enterprise and application security market in the third quarter of 2012 compared to the third quarter of 2011 also reflected a decline in revenues from both hardware and non-hardware products. With the exception of the Other Countries region, revenues in the enterprise and application security market decreased in all of our geographic areas. The size of the enterprise and application security market in all regions other than EMEA is relatively small and, as a result, our revenues may vary significantly period to period based on the size and timing of shipment of individual orders.

Revenue for the first nine months of 2012 from the banking market decreased $5,948, or 6%, compared to the first nine months of 2011, while revenue from the enterprise and application security market increased $1,586 or 8% in the same period.

The decrease in revenues from the banking market for the first nine months of 2012 compared to the same period of 2011 reflected a decline in revenues from hardware products partially offset by an increase from non-hardware products. Revenues from the banking market increased in the Asia Pacific region, but declined in EMEA, the United States and Other Country regions for the first nine months of 2012.

The increase in revenues from the enterprise and application security market for the first nine months of 2012 compared to the same period of 2011 reflected growth in revenues from both hardware and non-hardware products. Revenues in the enterprise and application security market increased in our Asia and Other Country regions, but was essentially flat in our EMEA and United States regions for the first nine months of 2012 compared to first nine months of 2011.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue from continuing operations for the three months and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	34.2%	32.9%	34.8%	36.4%

Gross profit	65.8%	67.1%	65.2%	63.6%

Operating costs:
Sales and marketing	24.5%	23.1%	24.4%	24.7%
Research and development	12.4%	11.6%	12.1%	11.2%
General and administrative	10.3%	13.2%	12.3%	13.3%
Amortization of purchased intangible assets	1.3%	1.2%	1.2%	1.2%

Total operating costs	48.5%	49.1%	50.0%	50.4%

Operating income	17.3%	18.0%	15.2%	13.2%

Interest income	0.2%	0.4%	0.2%	0.3%
Other income (expense)	(0.5)%	(0.9)%	0.3%	0.2%

Income from continuing operations before income taxes	17.0%	17.5%	15.7%	13.7%
Provision for income taxes	4.1%	3.2%	3.5%	2.9%

Net income from continuing operations	12.9%	14.3%	12.2%	10.8%

Gross Profit

Consolidated gross profit for the quarter ended September 30, 2012 was $23,855, a decrease of $3,897, or 14%, from the quarter ended September 30, 2011. Gross profit as a percentage of revenue (gross profit margin) was 66% for the quarter ended September 30, 2012, as compared to 67% for the quarter ended September 30, 2011. The decrease in gross profit as a percentage of revenue for the third quarter of 2012 compared to 2011 primarily reflects:

•	the negative impact on revenue and gross profit of changes in foreign currency rates,

•	a decline in revenue from the enterprise and application security market as a percentage of total revenue, and

•	a decrease in non-hardware revenue as a percentage of total revenue, partially offset by,

•	a reduction in transport costs and other non-product costs, and

•	a reduction in card readers as a percentage of total revenue.

Consolidated gross profit for the nine months ended September 30, 2012 was $75,184, a decrease of $902, or 1%, from the comparable period in 2011. Gross profit as a percentage of revenue (gross profit margin) was 65% for the nine months ended September 30, 2012, as compared to 64% for the comparable period in 2011. The increase in the gross profit margin for the first nine months of 2012 compared to 2011 primarily reflects:

•	a reduction in transport costs and other non-product costs,

•	an increase in revenue from the enterprise and application security market as a percentage of total revenue,

•	a reduction in card readers as a percentage of total revenue, and

•	an increase in non-hardware revenue as a percentage of total revenue, partially offset by,

•	the negative impact on revenue and gross profit of changes in foreign currency rates.

Revenue from our enterprise and application security market, which generally has margins that are 20 to 30 percentage points higher than the banking market, was 18% and 19% of our revenue for the third quarter and first nine months of 2012, respectively, compared to 19% and 17% for the third quarter and first nine months of 2011, respectively.

Card readers, which can have a gross profit margin that is approximately 10 to 20 percentage points lower than other hardware-related margins due to competitive pricing pressures, were 13% of our revenue for both the third quarter and first nine months of 2012, respectively, compared to 21% and 22% for the third quarter and first nine months of 2011, respectively. We expect that the relatively low gross profit margin on card readers will continue into the foreseeable future as there are a number of competitors in the EMV (Europay, MasterCard and Visa) market that produce card reader products with fewer features than our products at a lower cost.

Non-hardware revenue, which includes, but is not limited to software and maintenance, can have a gross profit margin that is approximately 20 to 30 percentage points higher than hardware-related revenue, depending on the model and quantity of the hardware units sold. Non-hardware revenue was 23% of revenue for both the quarter and first nine months of 2012 and compares to approximately 25% of total revenue for the third quarter and 22% for the first nine months of 2011. We plan to continue to focus on sales of our non-hardware revenue items and expect that they will increase as a percentage of our total revenue in future periods.

The majority of our inventory purchases are denominated in U.S. Dollars. Also, as previously noted, our sales are denominated in various currencies including the Euro and Australian Dollar. As the U.S. Dollar has strengthened, when compared to the Euro and Australian Dollar in the same periods in the prior year, revenue from sales made in Euros and Australian Dollars decreased, as measured in U.S. Dollars, without a corresponding change in cost of goods sold. As noted earlier, the impact from changes in currency rates is estimated to have decreased revenue by approximately $1,523 for the third quarter and $3,374 first nine months of 2012. Had the currency rates in 2012 been equal to the rates in 2011, the gross profit margin would have been approximately 1.3 percentage points higher for the quarter and 1.0 percentage point higher for the nine months ended September 30, 2012.

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

On a consolidated basis, our operating expenses for the quarter and nine months ended September 30, 2012 were $17,579 and $57,696, respectively, a decrease of $2,737, or 13%, from the third quarter of 2011 and a decrease of $2,706, or 4%, from the nine months ended September 30, 2011.

The decrease in consolidated operating expenses for the third quarter of 2012 compared to the third quarter of 2011 was primarily related to:

•	the benefit from the change in currency exchange rates of approximately $1,981, as noted above,

•	a reduction in accruals for annual incentive compensation liabilities of $578 where management determined it was improbable that the performance objectives would be met, and

•	a reduction in accruals for stock-based incentive plan liabilities of $364 where management determined it was improbable that the performance objectives would be met,

partially offset by,

•	a 2% increase in average headcount. Average headcount for the third quarter of 2012 was 370 compared to 364 in the third quarter 2011.

The decrease in consolidated operating expenses for the first nine months of 2012 compared to the same period in 2011 was primarily related to:

•	the benefit from the change in currency exchange rates of approximately $3,748, as noted above, and

•	the reductions in accruals for incentive compensation liabilities during the third quarter, as noted above,

partially offset by,

•	a 3% increase in average headcount. Average headcount for the first nine months of 2012 was 365 compared to 354 in the first nine months of 2011.

Operating expenses for the third quarter and first nine months of 2012 included $500 and $2,748, respectively, of expenses related to stock-based incentive plan costs compared to $891 and $2,207, respectively, of stock-based incentive plan costs for the third quarter and first nine months of 2011. As noted above, the expense in the third quarter of 2012 related to stock-based incentive plan costs reflects the benefit of $364 related to the reversal of accruals for stock-based incentives where management determined it was improbable that the performance objectives would be met.

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended September 30, 2012 were $8,889, a decrease of $686, or 7%, from the third quarter of 2011. The decrease in sales and marketing expenses was primarily related to the benefit from currency fluctuations and a decrease in compensation expenses related to the incentive plan adjustments noted above.

Consolidated sales and marketing expenses for the nine months ended September 30, 2012, were $28,152, a decrease of $1,403, or 5%, from the same period of 2011. The decrease in expense for the nine month period is related to the same factors noted above in the comparison of the third quarter of 2012 to the third quarter of 2011.

Average full-time sales, marketing, support, and operating employee headcount for the three and nine months ended September 30, 2012 was 173 and 171, respectively compared to 173 and 172 for the three and nine months ended September 30, 2011, respectively.

We estimate that the changes in currency exchange rates decreased sales and marketing expense for the third quarter and nine months ended September 30, 2012 when compared to the same periods in 2011 by $993 and $1,905, respectively.

Research and Development Expenses

Consolidated research and development expenses for the quarter ended September 30, 2012, were $4,488, a decrease of $299 or 6% from the third quarter of 2011. The decrease in research and development expenses was primarily related to lower expenses related to currency fluctuations and a decrease in compensation expense related to the incentive plan adjustments noted above, partially offset by compensation expense related to increased headcount.

Consolidated research and development expenses for the nine months ended September 30, 2012, were $13,986, an increase of $541, or 4%, from the same period of 2011. The increase in research and development expenses for the nine month period was primarily due to increased compensation expense related to increased headcount, partially offset by the benefit related to currency fluctuations and a decrease in compensation related expenses related to the incentive plan adjustments noted above.

Average full-time research and development employee headcount for the three and nine months ended September 30, 2012 was 143 and 140, respectively, compared to 135 and 127 for the three and nine months ended September 30, 2011, respectively. The increase in headcount was approximately 6% and 10% for the third quarter and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011.

We estimate that the changes in currency exchange rates decreased research and development expense for the third quarter and nine months ended September 30, 2012 by $581 and $1,070, respectively, when compared to the same periods in 2011.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended September 30, 2012, were $3,726, a decrease of $1,742, or 32%, from the third quarter of 2011. The decrease in general and administrative expenses was primarily related to lower expense related to currency fluctuations, a decrease in compensation expense related to the incentive plan adjustments noted above and a decrease in average headcount.

Consolidated general and administrative expenses for the nine months ended September 30, 2012, were $14,131, a decrease of $1,786 or 11%, from the same period of 2011. The decrease in expenses for the nine month period was related to the same factors noted above in the comparison of the third quarter of 2012 to the third quarter of 2011.

Average full-time general and administrative employee headcount for both the three and nine months ended September 30, 2012 was 55 compared to 56 for both the three and nine months ended September 30, 2011.

We estimate that the changes in currency exchange rates decreased general and administrative expense for the third quarter and nine months ended September 30, 2012 by $406 and $773, respectively, when compared to the same periods in 2011.

Amortization of Intangible Assets

Amortization of intangible assets for the third quarter and first nine months of 2012 was $476 and $1,427, respectively, a decrease of $10 when compared to the third quarter of 2011 and a decrease of $58 when compared to the nine months ended September 30, 2011. The decrease in amortization expense primarily reflects the strengthening of the U.S. Dollar compared to the Euro.

Interest Income

Consolidated net interest income was $62 in the third quarter of 2012 as compared to income of $164 in the third quarter of 2011. For the nine months ended September 30, 2012, interest income was $207 compared to $404 for the same period of 2011. The decrease in interest income for the third quarter and first nine months of 2012 compared to the same periods in 2011 reflects a reduction in the average interest rate earned on the invested balances partially offset by an increase in the average invested balance.

Our average cash balance in the third quarter and first nine months of 2012 of $91,363 and $89,930 was 12% and 8% higher, respectively, than in the third quarter and first nine months of 2011. Our annual return on invested cash was approximately 0.3% for the both third quarter and nine months ended September 30, 2012, respectively, compared to 0.8% and 0.7% for the quarter and first nine months, respectively, in 2011.

Other Income (Expense), Net

Other income (expense) primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our export business in those countries and other miscellaneous non-operational, non-recurring expenses.

Other expense for the third quarter of 2012 was $183 and compares to $359 for the third quarter of 2011. The decrease in other expense primarily reflects lower foreign exchange transaction losses. Other income (expense) included exchange losses of $304 for the quarter ended September 30, 2012 compared to exchange losses of $583 for the quarter ended September 30, 2011.

Other income for the first nine months of 2012 was $349 and compares to $258 for the first nine months of 2011. The increase in other income primarily reflects lower foreign exchange transaction losses. Other income included exchange losses of $259 for the nine months ended September 30, 2012 compared to an exchange loss of $525 for the nine months ended September 30, 2011.

Income Taxes

Income tax expense for the third quarter of 2012 was $1,473, an increase of $159 from the third quarter of 2011. The increase in tax expense is attributable to lower pretax income offset by an increase in our effective tax rate. The effective tax rate was 24% for the third quarter of 2012 compared to 18% for the third quarter of 2011. The tax rate in the third quarter of 2012 was negatively impacted by an adjustment to increase our estimated full-year tax rate from 21% to 22%. The tax rate in the third quarter of 2011 benefited from a decrease in our estimate of our full-year tax rate from 30% to 21%.

Income tax expense for the first nine months of 2012 was $3,970, an increase of $537 from the same period in 2011. The increase in tax expense reflects higher pre-tax income and an increase in our estimated full-year effective tax rate. The effective tax rate was 22% for the first nine months of 2012 and compares to 21% for the first nine months of 2011.

The effective tax rate for both periods reflects our estimate of our full-year tax rate at the end of each respective period. The increase in the tax rate is primarily attributable to a change in the geographic mix of our earnings. We believe that our effective tax rate may vary significantly quarter to quarter as actual earnings or losses are realized in countries with lower tax rates or with loss carryforwards that have been reserved.

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

Loss from Discontinued Operations

We reported an after-tax loss from discontinued operations of $173 and $493 for the quarter and nine months ended September 30, 2012, respectively. The loss for the quarter and the nine months ended September 30, 2012 include ongoing expenses related to the bankruptcy and discontinuation of the DigiNotar business in the third quarter of 2011. The after tax losses of $3,691 and $5,557 for the quarter and nine months ended September 30, 2011, respectively, reflect the results of the DigiNotar operation during those time periods.

Liquidity and Capital Resources

Our net cash balance was $96,141 at September 30, 2012, an increase of $10,996 or 13%, from $85,145 at June 30, 2012, and an increase of $11,644, or 14%, from $84,497 at December 31, 2011. The increase in cash from June 30, 2012 was attributable to the positive cash flow from operations, the weakening of the U.S. dollar to the Euro and most all of the currencies in other countries in which we operate and favorable changes in other key elements of working capital. The increase in cash from December 31, 2011, was primarily attributable to positive cash flow from operations, partially offset by a negative impact on cash of the strengthening of the U.S. dollar to the Euro. At September 30, 2012, the exchange rate for the Euro to the U.S. dollar was approximately 1.29 and compares to 1.26 and 1.30 at June 30, 2012 and December 31, 2011, respectively.

As of September 30, 2012, we held $63,608 of cash in banks outside of the United States. Of that amount, $63,088 is not subject to significant repatriation restrictions, but may be subject to taxes upon repatriation. We have not provided for taxes on our unremitted foreign earnings as we consider them to be permanently invested.

We believe that our cash resources will be sufficient to meet our operating needs for the next twelve months.

At September 30, 2012 we had working capital of $123,754, an increase of $5,714, or 5%, from $118,040 at June 30, 2012 and an increase of $15,164 or 14% from $108,590 reported at December 31, 2011. The increase in working capital for the quarter and nine months ended September 30, 2012 was primarily related to cash flow related to our earnings.

EBITDA from continuing operations for the three months ending September 30, 2012 was $6,981, a decrease of $1,052 or 13% from the same period in 2011. For the nine month period ending September 30, 2012, EBITDA was $20,573, an increase of $1,768 or 9% compared to the same period in the prior year. A reconciliation of EBITDA to net income for the quarter and nine months ended September 30, 2012, and 2011 follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands, unaudited)		(in thousands, unaudited)
EBITDA from continuing operations	$6,981	$8,033	$20,573	$18,805

Interest income, net	62	164	207	404
Provision for income taxes	(1,473)	(1,314)	(3,970)	(3,433)
Depreciation and amortization	(888)	(956)	(2,736)	(2,863)

Net income from continuing operations	$4,682	$5,927	$14,074	$12,913

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three and nine months ended September 30, 2012. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and nine months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The updated risk factor set forth below should be considered together with the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

The effects of new regulations relating to conflict minerals may adversely affect our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals and derivatives referred to as “conflict minerals” which may originate from the conflict zones of the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC established new annual disclosure and reporting requirements for those companies who use “conflict” minerals in their products, whether or not the products are manufactured by third parties. These new requirements will require due diligence efforts for the 2013 calendar year, with initial disclosure requirements beginning in May 2014. We are currently examining whether we will be subject to these new disclosure requirements, but the types of minerals covered by these rules are present in most electronic devices, and consequently we believe we are likely to be subject to these new disclosure requirements.

If we are subject to these new requirements, we will incur additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. As these new requirements are implemented, they could affect the pricing, sourcing and availability of minerals used in the manufacture of components in our devices, and in turn could affect the costs and availability of such components. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products. We may also encounter challenges with our customers and stakeholders if we are unable to certify that our products are conflict free.

Item 6. Exhibits.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 2, 2012.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 2, 2012.

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 2, 2012.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 2, 2012.

Exhibit 101.INS – XBRL Instance Document

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB - XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 2, 2012.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown
Clifford K. Bown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 2, 2012.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 2, 2012.

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 2, 2012.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 2, 2012.

Exhibit 101.INS – XBRL Instance Document*

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.LAB - XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.