Form 10-K
period 2012-12-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2013-03-08
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

As of June 30, 2012, the aggregate market value of voting and non-voting common equity (based upon the last sale price of the common stock as reported on the NASDAQ Capital Market on June 29, 2012) held by non-affiliates of the registrant was $236,430,875 at $8.18 per share.

As of March 1, 2013, there were 39,276,664 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

This report contains trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, Digipass as a Service (DPS), MYDIGIPASS.COM, DIGIPASS, VACMAN, aXsGUARD and IDENTIKEY.

Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended concerning, among other things, our expectations regarding the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and services and the anticipated future growth in certain markets in which we currently market and sell our products and services or anticipate selling and marketing our products or services in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect”, “believe”, “will”, “anticipate”, “emerging”, “intend”, “plan”, “could”, “may”, “estimate”, “should”, “objective”, “goal”, “possible”, “potential” and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors have been described in greater detail in this Annual Report on Form 10-K and include, but are not limited to, (a) risks of general market conditions, including currency fluctuations and the uncertainties resulting from turmoil in world economic and financial markets, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasingly sophisticated hacking attempts, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, and changing government regulations, and (c) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements. Except for our ongoing obligations to disclose material information as required by the U.S. federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

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

We operate in one business segment, authentication products and services. Historically, we have focused on two target markets, the banking and financial services market (which we refer to as the “Banking Market” or “Banking”) and the enterprise and application security market (which we refer to as the “Enterprise and Application Security Market” or “Enterprise and Application Security”) . Prospectively, we will add a third target market, the consumer. Our target markets are the applications and their several hundred million users that utilize fixed passwords as security. Our event and time-based system generates “one-time” passwords that change with every use and electronic and digital signatures that protect transactions. As a result, when compared to fixed passwords, our security system substantially reduces the risks of unauthorized access to the application and of the hijacking of financial or other data transfers over the internet.

Products:

Our products enable secure financial transactions to be made over private enterprise networks and public networks, such as the internet. VASCO customers have historically installed and managed VASCO’s products on their own computers. In the future, we believe that we will expand our customer base by providing customers with the added opportunity of using our in-the-cloud platform.

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

We offer our products in one of two models, a sales/license model or a services model:

1.	Our sales/license model, which is our traditional approach to the market, allows a customer to license our host system software for installation on their on- premise systems in their applications. Similarly, our customers would purchase or license hardware or software devices (which we refer to as “client devices”) that would be distributed to the users of their systems or applications. Our sales /license model is ideally suited to applications where the application owner needs to control all critical aspects of security, which is often the case where there is either a high transaction value or a high frequency of use. Under our traditional approach, the client devices can generally only be used with one host system application.

2.	Our services model includes two product offerings that use the same operational platform;

a.	DIGIPASS as a Service (“DPS”) is our cloud-based service offering that was announced in October 2010 with a focus on the needs of customers in the Enterprise and Application Security market. By using our DPS authentication platform, business customers can deploy two-factor authentication more quickly and incur less upfront costs when compared to an on-premise solution. End users will also be able to use strong authentication when logging onto a larger number of internet sites and applications. We expect those applications using DPS will include B2B applications and B2E applications (e.g., employees of companies logging into third party applications operated in the cloud). We intend to market to corporations or application service providers and charge a fee based on either the number of users accessing their application through our platform or the number of authentication clicks consumed by their users when accessing their application. We believe that DPS is ideally suited to online applications where the application owner’s primary focus is on the functionality of the application rather than security or on other online applications that have limited transaction value or low frequency of use.

b.	MYDIGIPASS.COM (“MDPC”) is our cloud-based service offering that was announced in April 2012 with a focus on the needs of consumers. MDPC facilitates password management while adding an additional level of security to the logon procedure. By using our MDPC platform, consumers using B2C applications will have convenient access to those applications with increased security. Users can download a free DIGIPASS for Mobile application from our website that will enable them to generate strong dynamic passwords on their smart phone, tablet or other portable device. MDPC will provide a secure home page, the MYDIGIPASS.COM “launch pad”, from which users can quickly link to their frequently-used on-line sites. We intend to contract with various vendors to place advertising on the MYDIGIPASS.COM launch pad and earn commissions for purchases made by consumers using our MDPC platform.

VASCO’s product and service lines include:

•      VACMAN: Core authentication platform, combining all technologies on one unique platform;

•      IDENTIKEY Authentication Server: Adds full server functionality to the VACMAN core authentication platform;

•      aXs GUARD: Leading authentication appliance, combining IDENTIKEY with a wide variety of internet communication solutions;

•      DIGIPASS: A suite of over 50 multi-application client e-signature software products, based on the world’s most widely spread electronic client platforms;

•      DIGIPASS as a Service (DPS) and MYDIGIPASS.COM (MDPC): Offers on-demand identity and transaction security as a service. VASCO’s authentication services product offering is designed to provide enterprise employees, businesses and consumers secure access to multiple online and in-the-cloud applications, combined with safe online transactions.

Our security solutions are sold worldwide through our direct sales force, as well as through distributors, resellers and systems integrators. We currently have over 10,000 customers, including more than 1,700 financial institutions, in more than 100 countries. Representative customers of our products include HSBC, BNP-Paribas Fortis, Citibank, KBC and Blizzard Entertainment.

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

Following the bankruptcy of DigiNotar B.V., we do not plan to continue the certificate authority business, which was DigiNotar B.V.’s core product. We have, however, utilized the intellectual property acquired from DigiNotar in the development of PKI-secured applications, such as document signing, registration and storage solutions, which we expect will strengthen our core authentication product line and expand opportunities for us on our services platform.

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

Individual (i.e., consumer) User Security. In addition to the need for enterprise-wide security, the proliferation of personal computers, mobile telephones, smart phones and tablets in both home and office settings, combined with widespread access to the internet, have created significant opportunities for electronic commerce by individual users, such as electronic bill payment, home banking and home shopping.

Fueled by well-publicized hacking incidents, including misappropriation of credit card information and commercial espionage, we believe there is a growing awareness of the need for consumers to have improved security in transmitting information via the internet. Accordingly, we believe that electronic commerce merchants and their customers will seek improved security measures that accurately identify users and reliably encrypt data transmissions over the internet. To minimize losses due to misappropriation of credit card information, many banks in European countries have issued smart cards (credit cards with a micro-chip) that are compliant with the EMV standard.

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

•

We are providing a choice to our customers with our services platform. By using our authentication platform, customers can deploy two-factor authentication more quickly, incur less upfront costs and be able to use strong authentication when logging onto a larger number of internet sites and applications. We expect those applications to include business-to-business applications (“B2B”), business to employee applications (“B2E”) (e.g., employees of companies logging into third party applications operated in the cloud), and business to consumer (“B2C”) applications. We believe that DPS and MDPC have the potential for significant future growth as it will make two-factor authentication more affordable and readily available to consumers and application markets.

As a result of this approach, we believe that we are a leading provider of strong software and hardware authentication security that can be combined with electronic and digital signature (“e-signature”) solutions for all types of on-line, risk-based transactions.

Our Strategy

We believe that we have one of the most complete lines of security products and services for strong user authentication, electronic signatures, and digital signatures available in the market today. We also believe that we can demonstrate to an increasing number of distributors, resellers and systems integrators that they can more effectively differentiate themselves in their marketplaces and increase the value of their products by incorporating our security products into their own products. On a broad basis, our strategy is to:

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

•	Expand our penetration into new markets such as B2B, B2E and B2C by providing strong authentication through our services platform in the form of DPS and MDPC;

•

Expand the number of websites that use our two-factor authentication technology by both providing easy-to-use development tools to application owners and by embedding our technology into e-commerce platforms used by web developers as well as web site content management systems, and;

•

Expand our footprint in the market by creating hundreds of millions of dormant DIGIPASS client devices that can be activated by our customers or our customers’ end users electronically without the need to buy host system software or buy and deploy hardware DIGIPASS client devices.

We plan to bring dormant DIGIPASSES to end users in the following ways:

•

DIGIPASS Embedded Security Solutions, which we also refer to as “DESS”: a software DIGIPASS is natively embedded on a manufacturer’s hardware. Examples are our partnering relationships with Intel Corporation and Option N.V,

•

DIGIPASS Plus: a DIGIPASS client device that is purchased by our customer that has more than one identity on the device. The first identity is used for our customer’s proprietary application and the second identity can be activated by our customer’s end user to secure access to third party applications through our services platform.

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

We believe that we have over 100 million dormant DIGIPASSES in the market and expect this number to grow significantly in the next two years.

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

IDENTIKEY Authentication Server

IDENTIKEY Authentication Server is an off-the-shelf centralized authentication server that supports the deployment, use and administration of DIGIPASS strong user authentication. IDENTIKEY is based on VASCO’s core VACMAN technology.

IDENTIKEY Authentication Server is available in four packaged versions for the use of the Enterprise and Application Security market and can be easily upgraded.

•

The Standard Edition includes Remote Authentication Dial In User Service (“RADIUS”) functionality for a single licensed server. It targets small and medium-sized business (“SMB“s) wanting to secure their remote access infrastructure at the lowest total cost of ownership.

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

IDENTIKEY Appliance and IDENTIKEY Virtual Appliance

IDENTIKEY Appliance is a standalone authentication solution that offers strong two-factor authentication for remote access to a corporate network or to web-based in-house business applications. It comes in a standard 19 inch rack with a mountable “slim fit” design. The appliance verifies DIGIPASS/IDENTIKEY authentication requests from RADIUS clients and web filters and can easily be integrated with any authentication server. It features a web based administration interface as well as an auditing and reporting console.

IDENTIKEY Virtual Appliance is a virtualised authentication appliance that secures remote access to corporate networks and web-based applications.

aXs GUARD Product Line

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

Our Services Platform (DPS and MDPC)

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

We launched MDPC in April 2012. MDPC is directed at the B2C market. These applications are consumer-facing applications. End users will be able to get secure access to, among other things, their private email accounts, their personal photos, their frequent flyer information and their social networking pages, as well as buy goods, order tickets, and play their favorite e-games securely on the Internet. Our goal is to have the user securely access multiple consumer applications with only one DIGIPASS. We believe that with this approach, we bring best-of-breed authentication into the reach of almost every online application.

In 2013, we will focus on activating the millions of end users that have a dormant DIGIPASS in their possession. We believe that this bottom up approach, as described above, will be very successful. We plan to put the initiative for better security in the hands of the consumers and the citizens and expect that they will drive demand for our strong authentication products and services.

The combination of our core business line and our service offering brings virtually every online application into VASCO’s reach. While revenues generated from DPS and MDPC to date have been minimal, we believe DPS/MDPC has the potential for significant future growth as it will make two-factor authentication more affordable and readily available to users and applications markets. We believe that this combination provides VASCO with a unique position in the market, giving us the opportunity to aim at every web application owner and offer their end users convenience and security.

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

Intellectual Property and Proprietary Rights and Licenses

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as employee and third-party non-disclosure agreements to protect our proprietary rights. In particular, we hold several patents in the U.S. and in other countries, which cover multiple aspects of our technology. These patents expire between 2014 and 2027. We do not believe that we have any patents that will expire in 2013 that will affect business, profitability or increase competition. In addition to the issued patents, we also have several patents pending in the U.S., Europe and other countries. The majority of our issued and pending patents cover our DIGIPASS family. We believe these patents to be valuable property rights and we rely on the strength of our patents and on trade secret law to protect our intellectual property rights. To the extent that we believe our patents are being infringed upon, we intend to assert vigorously our patent protection rights, including but not limited to, pursuing all available legal remedies.

Research and Development

Our research and development efforts historically have been, and will continue to be, concentrated on product enhancement, new technology development and related new product introductions. We employ a team of full-time engineers and, from time to time, also engage independent engineering firms to conduct non-strategic research and development efforts on our behalf. We recorded $18.8, $18.6, and $13.6 million for fiscal years ended December 31, 2012, 2011, and 2010, respectively, on company-sponsored research and development.

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

Orders of microprocessors generally require a lead-time of 12-16 weeks. We attempt to maintain a sufficient inventory of all parts to handle short-term increases in orders. Large orders that would significantly deplete our inventory are typically required to be placed with more than 12 weeks of lead-time, allowing us to make appropriate arrangements with our suppliers. We also place orders for microprocessors that may represent several years of supply in situations where we have been notified by Samsung that they do not plan to continue to manufacture the processor. While we can re-engineer our products to use other processors when notified that a processor will no longer be produced, we believe that it is generally more cost effective to carry a multiple year supply than to re-engineer the product.

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

Our products are designed to allow authorized users access to a computing environment, in some cases using patented technology, as a replacement for the static password. Although certain of our security token technologies are patented, there are other organizations that offer token-type password generators incorporating challenge-response or response-only approaches that employ different technological solutions and compete with us for market share.

Sales and Marketing

Our traditional security solutions are sold through our direct sales force, as well as through approximately 80 distributors, their reseller networks and systems integrators. A sales staff of 78 coordinates our sales activity through both our sales channels and our strategic partners’ sales channels and makes direct sales calls either alone or with sales personnel of vendors of computer systems. Our sales staff also provides product education seminars to sales and technical personnel of vendors and distributors with whom we have working relationships and to potential end-users of our products.

VASCO secures and trains its channel. Over 1,200 staff members of our channel partners have become VASCO certified engineers.

Our DPS solution will be sold primarily by our direct sales force calling on Enterprise and Application Security customers. Our sales force is able to offer each customer a choice of an on-site implementation using our traditional sales and licensing model or a cloud implementation using our services platform. We plan to increase the number of our direct sales staff in 2013 to help increase our penetration in the Enterprise and Application Security market.

Our MDPC solution will be sold and marketed a two step sales process. In the first step, we will hire sales staff in 2013 that will be dedicated to selling MDPC to application owners. In the second step we will work with the application owners to develop marketing programs that will encourage users of the application to access that application through our services platform.

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

Customers and Markets

Customers for our products include some of the world’s most recognized names: HSBC, BNP-Paribas Fortis, Blizzard Entertainment, VTB 24 (Russia), SEB (Sweden), STB (Tunisia), BetClic (Malta), OHFA (U.S.A.), Crédit Agricole (Belgium), Virginia Heritage Bank (U.S.), PartyGaming (Gibraltar), Konami Digital Entertainment Co. Ltd. (Japan), Caixa Geral de Depositos (France), Indiana University (U.S.), University of Colorado (U.S.), Volunteer Corporate Credit Union (U.S.), and Adapti (Belgium).

Our top 10 customers contributed 37%, 47%, and 37%, in 2012, 2011, and 2010, respectively, of total worldwide revenue. In 2012, 2011 and 2010, HSBC, our largest customer, contributed approximately 10%, 17% and 11% of our worldwide revenue, respectively.

A significant portion of our sales is denominated in foreign currencies and changes in exchange rates impact results of operations. To mitigate exposure to risks associated with fluctuations in currency exchange rates, we attempt to denominate an amount of billings in a currency such that it would provide a hedge against operating expenses being incurred in that currency. For additional information regarding how currency fluctuations can affect our business, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk.”

We also experience seasonality in our business. Historically, these seasonal trends are most notable in the summer months, particularly in Europe, when many businesses defer purchase decisions; however, given the relatively small size of our business, the timing of any one or more large orders may temper or offset this seasonality.

We organize our sales group and report our results in two vertical markets:

•	Banking and Financial Institutions: Traditionally our largest market where we believe that there are substantial opportunities for future growth.

•	Enterprise and Application Security: Our second market that has grown into a significant source of revenue and includes:

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

Backlog

Our backlog at December 31, 2012 was approximately $45 million compared to $33 million at December 31, 2011. We anticipate that substantially all of the backlog at the end of 2012 will be shipped in 2013. We do not believe that the specific amount of backlog at any point in time is indicative of the trends in our markets or the expected results of our business. Given the relatively small size of our business and the large size of potential orders, the backlog number can change significantly with the receipt of a new order or modification of an existing order, for example, shipment timing.

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

Employees

As of December 31, 2012, we had 374 total employees, which included 357 full-time employees. Of the total employees, 35 were located in the U.S., 292 in EMEA (Europe, the Middle East and Africa), 8 in the Asia Pacific Rim countries and 39 in other countries, including Australia, Latin America, India and Central Asia. Of the total employees, 173 were involved in sales, marketing and customer support, 144 in research and development and 57 in general and administration.

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

Risks Related to Our Business

The return of a worldwide recession and/or an increase in the concern over the European sovereign debt crisis may further impact our business.

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

While it appears that circumstances that lead to the sovereign debt crisis have abated in 2012, many significant economic issues have not been addressed fully. As a result, we expect that Europe will continue to face difficult economic conditions in 2013. If global economic and financial market conditions remain uncertain and/or weak for an extended period of time, any of the following factors, among others, could have a material adverse effect on our financial condition and results of operations:

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

While we believe that many of the effects of the recession and credit crisis have abated, we are unable to predict potential future economic conditions, disruptions in the sovereign debt markets or other financial markets, the Euro Monetary Union or the European Union, or the effect of any such disruption or disruptions on our business and results of operations, but the consequences may be materially adverse. We believe that our business in the Banking market in Europe would be impacted most directly by any such disruption and that the consequences may be materially adverse, as approximately 62% of our consolidated revenues originated in the EMEA region in 2012.

Disruptions in markets or the European Union may affect our liquidity and capital resources.

We believe our financial resources and current borrowing arrangements are adequate to meet our operating needs. However, difficult economic conditions existing on a worldwide basis today may require us to modify our business plans. Disruptions in the sovereign debt markets or other financial markets, the Euro Monetary Union or the European Union, could materially adversely affect our liquidity and capital resources and expose us to additional currency fluctuation risk.

Furthermore, in the current economic environment there is a risk that customers may delay their orders until the economic conditions improve further. If a significant number of orders are delayed for an indefinite period of time, our revenue and cash receipts may not be sufficient to meet the operating needs of the business. If this is the case, we may need to significantly reduce our workforce, sell certain of our assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenue and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions.

We have a long operating history, but only a modest accumulated profit.

Although we have reported net income of $15.6 million, $18.1 million, and $10.8 million for the years ended December 31, 2012, 2011, and 2010, respectively, our retained earnings were only $81.3 million at December 31, 2012. Over our 21 year operating history, we have operated at a loss for many of those years. In the current uncertain economic environment, it may be difficult for us to sustain our recent levels of profitability.

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

We order processors well in advance of expected use and produce finished goods prior to the receipt of customer orders. If orders are not received, we could suffer losses related to the write down or write off of inventory that cannot be sold at full value.

In an attempt to minimize the risk of not having an adequate supply of component parts to meet demand, especially in situations where we have been notified that key processors will no longer be manufactured, we purchase multiple years’ supply of processors based on internal forecasts of demand. In addition, to meet customers’ demands for accelerated delivery of product, we produce finished product for existing customers before we receive the order from the customer. Should our forecasts of future demand be inaccurate or if we produce product that is never ordered, we could incur substantial losses related to the write down or write off of our inventory.

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

Prior to 2009, a major portion of our business was scheduled by our customers under purchase orders which called for multiple shipments over the course of 12 months. Typically, these were firm orders with specific requests for shipments on specified dates. Historically, a customer may have requested that a shipment be accelerated and delivered earlier than scheduled or, conversely, delayed and delivered later than originally scheduled, or in rare cases, cancelled. In 2009 and in 2010, we experienced instances in which customers delayed delivery shipments or placed smaller orders covering shorter periods of time. In 2011 and 2012, many of our larger customers returned to order patterns more similar to their earlier historical patterns. However, in the future, they may delay shipments or order small quantities covering shorter periods of time. Our results may differ substantially from period to period based on orders delivered in that period.

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

Significant judgment is required in determining our provision for income taxes and other taxes such as sales and VAT taxes. There are many transactions for which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of intercompany agreements to purchase intellectual properties, allocate revenue and allocate costs, each of which could ultimately result in changes once the arrangements are reviewed by taxing authorities. Although we believe that our approach to determining the amount of such arrangements is reasonable, we cannot be certain that the final tax authority review of these matters will not differ materially from what is reflected in our historical income tax provisions and other tax accruals. Such differences could have a material effect on our income tax provisions or benefits, or other tax accruals, in the period in which such determination is made, and consequently, on our results of operations for such period.

Any acquisitions we make could disrupt our business and harm our financial condition or results.

We may make investments in complementary companies, products or technologies. Should we do so, our failure to successfully structure or manage future acquisitions could seriously harm our financial condition or operating results. The expected benefits of any acquisition may not be realized. In the event of any future purchases, we will face additional financial and operational risks, including:

•	Difficulty in assimilating the operations, technology and personnel of acquired companies;

•	Disruption in our business because of the allocation of resources to consummate these transactions and the diversion of management’s attention from our existing business;

•	Difficulty in retaining key technical and managerial personnel from acquired companies;

•	Dilution of our stockholders, if we issue equity to fund these transactions;

•	Reduced liquidity, increased debt and higher amortization expenses;

•	Assumption of operating losses, increased expenses and liabilities;

•	Our relationships with existing employees, customers and business partners may be weakened or terminated as a result of these transactions;

•	Discovery of unanticipated issues and liabilities;

•	Failure to meet expected returns; and

•	Failure to cause acquired financial reporting and internal control processes to be compliant with requirements applicable to companies subject to SEC reporting.

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

The average selling prices for our solution offerings may decline as a result of competitive pricing pressures or a change in our mix of products, software and services. In addition, competition continues to increase in the market segments in which we participate and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Furthermore, we anticipate that the average selling prices and gross profits for our products will decrease over product life cycles. To realize higher prices and gross margins, we must continue to develop and introduce new products and services that incorporate new technologies or increased functionality. If we experience pricing pressures or fail to develop new products, our revenue and gross margins could decline, which could harm our business, financial condition and results of operations.

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

In July 2011, we experienced a cyber incident related to DigiNotar B.V. Please see Part I. Item 1 – Business – Our Background, Part II. Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 3 to our consolidated financial statements for a description of the hacking incident at DigiNotar B.V., the termination of DigiNotar B.V’s registration as a certification service provider and DigiNotar B.V.’s bankruptcy. Please see Part I. Item 3 – Legal Proceedings for a description of legal proceedings related to the cybersecurity incident at DigiNotar B.V. Our losses from discontinued operations resulting from these events may increase as a result of unanticipated costs associated with DigiNotar B.V.’s bankruptcy, potential claims that may arise in connection with the hacking incidents, further impairment of our investment in DigiNotar, the time frame in which the additional costs may be incurred, our inability to recover amounts held in escrow relating to our acquisition of DigiNotar, our inability to offset amounts that may be owed to DigiNotar B.V. by other VASCO affiliates against amounts owed to VASCO affiliates by DigiNotar B.V., and our inability to effectively integrate certain intellectual property acquired from DigiNotar into our operations.

Our products contain third-party, open-source software and failure to comply with the terms of the underlying open-source software licenses could restrict our ability to sell our products or otherwise result in claims of infringement.

Our products are distributed with software programs licensed to us by third-party authors under “open-source” licenses, which may include the GNU General Public License, the GNU Lesser Public License, the BSD License and the Apache License. These open-source software programs include, without limitation, Linux, Apache, Openssl, IPTables, Tcpdump, Postfix, Cyrus, Perl, Squid ,Snort, Ruby, Rails, PostgreSQL, MongoDB and Puppet. These third-party, open-source programs are typically licensed to us for no fee and the underlying license agreements generally require us to make available to users the source code for such programs, as well as the source code for any modifications or derivative works we create based on these third-party, open-source software programs.

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

We depend significantly upon our proprietary technology and intellectual property and the loss of or the successful challenge to our proprietary rights could require us to redesign our products or require us to enter into royalty or licensing agreements, any of which could reduce revenue and increase our operating costs.

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

In 2012, approximately 93% of our revenue and approximately 81% of our operating expenses were generated/incurred outside of the U.S. In 2011, approximately 90% of our revenue and approximately 79% of our operating expenses were generated/incurred outside of the U.S. A severe economic decline in any of our major foreign markets could adversely affect our results of operations and financial condition.

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

We must comply with governmental regulations setting environmental standards.

Governmental regulations setting environmental standards influence the design, components or operation of our products. New regulations and changes to current regulations are always possible and, in some jurisdictions, regulations may be introduced with little or no time to bring related products into compliance with these regulations. Our failure to comply with these regulations may prevent us from selling our products in a certain country. In addition, these regulations may increase our cost of supplying the products by forcing us to redesign existing products or to use more expensive designs or components. In these cases, we may experience unexpected disruptions in our ability to supply customers with products, or we may incur unexpected costs or operational complexities to bring products into compliance. This could have an adverse effect on our revenues, gross profit margins and results of operations and increase the volatility of our financial results.

Over the last several years, we have become subject to the Restriction on the Use of Hazardous Substances Directive 2002/95/EC (also known as the “RoHS Directive”) and the Waste Electrical and Electronic Equipment Directive (also known as the “WEEE Directive”). These directives restrict the distribution of products containing certain substances, including lead, within applicable geographies and require a manufacturer or importer to recycle products containing those substances.

These directives affect the worldwide electronics and electronics components industries as a whole. If we or our customers fail to comply with such laws and regulations, we could incur liabilities and fines and our operations could be suspended.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

Our corporate headquarters is located in Oakbrook Terrace, Illinois, and our U.S. sales office is located in Marlborough, Massachusetts.

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

In the Asia/Pacific region we currently have sales offices in Singapore, Beijing, China, and Tokyo, Japan as well as a liaison office in Shanghai, China.

We have sales offices in Mumbai, India, Sao Paulo, Brazil, Dubai, and the U.K. and conduct sales activities through liaison offices and agents in Germany, Turkey, Russia, Mexico, and Colombia.

All of our properties are leased and we believe that these facilities are adequate for our present growth plans.

Item 3 - Legal Proceedings

On September 19, 2011, one of our wholly-owned subsidiaries, DigiNotar B.V., a company organized and existing in The Netherlands, filed a bankruptcy petition under Article 4 of the Dutch Bankruptcy Act in the Haarlem District Court, The Netherlands. On September 20, 2011, the court declared DigiNotar B.V. bankrupt and appointed a bankruptcy trustee and a bankruptcy judge to manage all affairs of DigiNotar B.V. through the bankruptcy process. The trustee took over management of DigiNotar B.V.’s business activities and is responsible for the administration and liquidation of DigiNotar B.V. In connection with the bankruptcy of DigiNotar B.V., subsequent to September 20, 2011, a number of claims and counter-claims have been filed in The Netherlands related to discontinued assets and liabilities and other remedies available to us.

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

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001 per share, trades on the NASDAQ Capital Market under the symbol VDSI.

The following table sets forth the range of high and low daily closing prices of our common stock on the NASDAQ Capital Market for the past two years.

2012	High	Low

Fourth quarter	$9.35	$6.99
Third quarter	10.25	7.14
Second quarter	10.79	6.85
First quarter	10.92	6.52

2011
Fourth quarter	$8.95	$4.72
Third quarter	13.82	4.94
Second quarter	14.12	10.12
First quarter	14.01	7.33

On March 1, 2013, there were 99 registered holders and approximately 9,400 street name holders of the company’s common stock.

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

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

None

Stock Performance Graph

The Stock Performance Graph below compares the cumulative total return through December 31, 2012, assuming reinvestment of dividends, by an investor who invested $100.00 on December 31, 2007, in each of (i) our common stock, (ii) the Russell 2000 index, (iii) the Standard Industrial Code Index 3577 – Computer Peripheral Equipment, NEC and (iv) a comparable industry (the peer group) index selected by the company. The peer group for this purpose consists of: Accelrys, Inc., Actuate Corporation, American Software, Inc., CommVault Systems, Inc., EBIX, Inc., Fortinet, Inc., Guidance Software, Inc., Interactive Intelligence Group, Inc., Monotype Imaging Holdings, Inc., OPTNET Technologies, Inc. PROS Holdings, Inc., QAD Inc., Seachange International, Inc., Sourcefire, Inc. and Websense, Inc. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12
VASCO Data Security International, Inc.	100.00	36.99	22.49	29.11	23.35	29.22
Russell 2000 Index	100.00	66.20	84.20	106.81	102.33	119.05
3577—Computer Peripheral Equipment, NEC	100.00	43.33	65.51	77.96	61.77	57.25
Peer Group	100.00	57.80	96.13	132.88	160.05	187.37

Item 6 - Selected Financial Data (in thousands, except per share data)

	Year ended December 31,
	2012	2011	2010	2009	2008
Statements of Operations Data:
Revenue	$154,029	$168,082	$107,963	$101,695	$132,977
Operating income from continuing operations	21,027	24,765	12,390	12,643	28,137
Net income from continuing operations	16,229	24,251	10,806	11,862	24,291
Net (loss) from discontinued operations	(630)	(6,118)	0	0	0
Net income available to common stockholders	15,599	18,133	10,806	11,862	24,291
Diluted income from continuing operations per common share	0.42	0.63	0.28	0.31	0.64
Diluted (loss) from discontinued operations per common share	(0.02)	(0.16)	0.00	0.00	0.00
Diluted income per common share	0.40	0.47	0.28	0.31	0.64
Balance Sheet Data:
Cash and equivalents	$106,469	$84,497	$85,533	$67,601	$57,714
Working capital	129,487	108,590	96,889	87,632	75,930
Total assets	186,506	168,923	142,941	132,724	127,950
Long term obligations	238	1,956	683	1,095	2,694
Total stockholders’ equity	156,320	135,799	116,493	108,376	95,284
Cash dividends declared per common share	0	0	0	0	0

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in thousands, except head count, ratios, time periods and percents)

Unless otherwise noted, references in this Annual Report on Form 10-K to “VASCO”, “company”, “we”, “our”, and “us” refer to VASCO Data Security International, Inc. and its subsidiaries.

Cautionary Note for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended concerning, among other things, our expectations regarding the prospects of, and developments and business strategies for VASCO and our operations, including the development and marketing of certain new products and services and the anticipated future growth in certain markets in which we currently market and sell our products and services or anticipate selling and marketing our products or services in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect”, “believe”, “will”, “anticipate”, “emerging”, “intend”, “plan”, “could”, “may”, “estimate”, “should”, “objective”, “goal”, “possible”, “potential” and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors have been described in greater detail in this Annual Report on Form 10-K and include, but are not limited to, (a) risks of general market conditions, including currency fluctuations and the uncertainties resulting from turmoil in world economic and financial markets, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasingly sophisticated hacking attempts, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, and changing government regulations, and (c) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements. Except for our ongoing obligations to disclose material information as required by the U.S. federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

General

The following discussion is based upon our consolidated results of operations for the years ended December 31, 2012, 2011 and 2010 (percentages in the discussion, except for returns on average net cash balances, are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We design, develop, market and support open standards-based hardware and software security systems that manage and secure access to information assets. We also design, develop, market and support patented strong user authentication products and services for e-business and e-commerce. Our products enable secure financial transactions to be made over private enterprise networks and public networks, such as the internet. Our strong user authentication is delivered via our hardware and software DIGIPASS security products (collectively “DIGIPASSES”), many of which incorporate an electronic and digital signature capability, which further protects the integrity of electronic transactions and data transmissions. Some of our DIGIPASSES are compliant with the Europay MasterCard Visa (“EMV”) standard and are compatible with MasterCard’s and VISA’s Chip Authentication Program (“CAP”). Some of our DIGIPASSES comply with the Initiative for Open Authentication (“OATH”). As evidenced by our current customer base, most of our products are purchased by companies and, depending on the business application, are distributed to either their employees or their customers. Those customers may be other businesses or, as an example in the case of internet banking, our customer banks’ corporate and retail customers. In future years, we expect that our customers will increasingly use our cloud-based service offering, DIGIPASS as a Service (“DPS”) or MYDIGIPASS.COM (“MDPC” or together, “DPS/MDPC”) as described below.

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

We offer our products either through: (a) a product sales and licensing model, or (b) through our services platform, which includes both our DPS product offering, which was first made available in the fourth quarter of 2010, and our MDPC product offering, which was introduced in April 2012. DPS/MDPC is our cloud-based authentication platform. Our product license and sales model is expected to be used in situations where the application owner wants to control all of the critical aspects of the authentication process. We expect that our services platform will be used by: (a) companies lacking technical resources or expertise to implement a full authentication process or prefering to focus their primary attention on other aspects of their business rather than on the authentication process, or (b) consumers that are aware of the dangers posed by identity theft.

By using our DPS authentication platform, business customers can deploy two-factor authentication more quickly and incur less upfront costs when compared to an on-premises solution. Customers will also be able to use strong authentication when logging onto a larger number of internet sites and applications. We expect those applications using DPS to include B2B applications and B2E applications (e.g., employees of companies logging into third party applications operated in the cloud). We intend to market to corporations or application service providers and charge a fee based on either the number of users accessing their application through our platform or the number of authentication clicks consumed by their users when accessing their application.

By using our MDPC platform, consumers using B2C applications will have convenient access to those applications with increased security. MDPC will provide a secure home page, the MYDIGIPASS.COM “launch pad”, from which users can quickly link to their frequently-used on-line sites. We intend to contract with various vendors to place advertising on the MYDIGIPASS.COM launch pad and earn commissions for purchases made by consumers using our MDPC platform.

No meaningful revenues were generated from DPS/MPDC in 2012 or 2011. However, we expect that DPS/MDPC will start making a contribution in 2013. We believe that DPS/MDPC has the potential for significant future growth as it will make two-factor authentication more affordable and readily available to users and application markets.

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

Following the bankruptcy of DigiNotar B.V., we have not and do not plan to participate in the certificate authority business, which was DigiNotar B.V.’s core product. We have, however, been able to use the intellectual property acquired from DigiNotar to create our own PKI-secured applications, such as document signing, registration and storage solutions, which we believe have strengthened our core authentication product line and expanded opportunities for us on our DPS/MDPC platform.

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

Industry Growth: We do not believe that there are any accurate measurements of the total industry’s size or the industry’s growth rate. We believe, however, that the industry using our product sales and licensing model will grow at a significant rate as the use of the internet increases and the awareness of the risks of using the internet become more prevalent among applications owners. We also believe that a market will develop for our cloud-based service offering and grow at a significant rate as business owners and consumers become more aware of the risks involved in conducting business over the internet. We expect that growth will be driven by new government regulations, growing awareness of the impact of identity theft, and the growth in commerce that is transacted electronically. The issues driving the growth are global issues and the rate of adoption in each country is a function of that country’s culture, the competitive position of businesses operating in that country, the country’s overall economic conditions and the degree to which businesses and consumers within the country use technology.

Economic Conditions: Our revenue may vary significantly with changes in the economic conditions in the countries in which we currently sell products. With our current concentration of revenue in Europe and specifically in the banking/finance vertical market, significant changes in the economic outlook for the European Banking market may have a significant effect on our revenue.

Following the difficult global economy starting in the second half of 2008 and continuing through the first half of 2010, many of our customers delayed the rollout of existing applications and deferred purchase decisions related to the implementation of our product in new applications. In 2010, we responded to the difficult economic conditions by focusing our sales efforts on markets that we believed to have the most near-term opportunity and by implementing cost containment initiatives, including a hiring freeze. With the apparent abatement of the difficult economic conditions in the fourth quarter of 2010 in many of the countries in which we operate, we began to hire staff to support new product development and sales initiatives as well as hiring staff to mitigate risk and strengthen our position in existing markets. In 2011, it appeared that many customers in the Banking market returned to the buying patterns that were in use prior to the economic downturn in 2008, which included large orders for our products that would be delivered to our customers over several quarters. For the full year 2011 as compared to 2010, our revenues in the Banking market increased 72%, with all geographic regions participating strongly in the increase. In 2012, revenues from the Banking market decreased approximately 9% from 2011due in part to pent-up demand from the economic slowdown that was met in 2011, but also due to the timing of the receipt and shipment of orders in 2012.

There continues to be significant global economic uncertainty , including Europe, our most important market. While it appears that circumstances that lead to the sovereign debt crisis have abated in 2012, many significant economic issues have not been addressed fully. As a result, we expect that Europe will continue to face difficult economic conditions in 2013. We expect that the current economic conditions in Europe will limit our growth opportunities in the Enterprise and Application Security market, but not have any significant impact on the Banking market. Should the sovereign debt issue escalate, especially to the point that a country defaults on its debt or the European Union, or Euro Monetary Union, either disbands or is re-formulated, we expect that the resulting economic difficulties would have a major negative impact on the global economy, not just the economies of Western Europe, and our business.

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

3.	New products and services that we are introducing to the market, such as DPS/MDPC, are focused on processing information through our servers (or in the cloud from our customers’ perspective).

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

While we did not experience any cyber incident in 2012 that had a significant impact on our business or receive any significant claims in 2012 related to the bankruptcy in DigiNotar in 2011, it is possible that we could receive a claim or could experience an incident in 2013, which could result in unanticipated costs.

See Note 3 to the financial statements for additional information associated with a cybersecurity incident involving DigiNotar B.V. that we experienced in July 2011. See also Part I, Item 3—Legal Proceedings for a description of legal proceedings related to the cybersecurity incident in 2011.

Income Taxes: Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). All our IP is owned by two subsidiaries, one in the U.S. and one in Switzerland. Our two subsidiaries have entered into agreements with most of the other VASCO entities under which those other entities provide services to our U.S. and Swiss subsidiaries on either a percentage of revenue or on a cost plus basis or both. Under this structure, the earnings of our service provider subsidiaries are relatively constant. These service provider companies tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings tend to flow to the U.S. and Swiss companies. Earnings flowing to the U.S. company are expected to be taxed at a rate of 35% to 40%, while earnings flowing to the Swiss company are expected to be taxed at a rate ranging from 8% to 12%.

At the beginning of 2011, we had a U.S. net operating loss (“NOL”) carryforward that was fully reserved as we had not been able to establish that it was more likely than not that we would be able to use the U.S. NOL. As a result of the U.S. NOL and related reserve, the effective tax rate on U.S. earnings up through 2010 had approximated zero, excluding the impact of the alternative minimum tax (“AMT”). The AMT rate had generally computed to be about 2% of pretax income in the U.S.

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

With the majority of our revenues being generated outside of the U.S., our consolidated effective tax rate is strongly influenced by the effective tax rate of our foreign operations. Changes in the effective rate related to foreign operations reflect changes in the geographic mix of where the earnings are realized and the tax rates in each of the countries in which it is earned. The statutory tax rate for the primary foreign tax jurisdictions ranges from 8% to 35%.

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

For 2013, we expect that our tax rate will decline slightly as growth in earnings of the Swiss subsidiary are expected to exceed the growth in earnings of the U.S. subsidiary, in part due to the fact that the final payments related to the original purchase of the IP were completed in 2012 (i.e., taxable income in the foreign countries will decrease in the higher tax rate jurisdictions and increase in the lower tax rate jurisdictions as the Swiss and U.S. subsidiaries no longer make payments to the higher rate foreign countries related to the original purchase of the IP). The actual tax rate for 2013, however, will be determined based on the geographic location of earnings in 2013.

Currency Fluctuations. In 2012, approximately 93% of our revenue and approximately 81% of our operating expenses were generated/incurred outside of the U.S. In 2011, approximately 90% of our revenue and approximately 78% of our operating expenses were generated/incurred outside of the U.S. As a result, changes in currency exchange rates, especially the Euro to U.S. Dollar, can have a significant impact on revenue and expenses. To mitigate the net impact of currency on operating earnings, we attempt to denominate an amount of billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency. If the amount our revenue in Europe denominated in Euros continues as it is now or declines, however, we do not expect that we will be able to balance fully the exposures of currency exchange rates on revenue and operating expenses.

In 2012 compared to 2011, the U.S. Dollar, on average, strengthened approximately 9% against the Euro, but was essentially flat against the Australian Dollar. In 2011 compared to 2010, on average, the U.S. Dollar weakened approximately 5% against the Euro and weakened approximately 13% against the Australian Dollar. We estimate that the net impact of the change in currency rates in 2012 compared to 2011 resulted in a decrease in revenue of approximately $4,005 and a decrease in operating expenses of $4,553. We also estimate that the change in currency rates in 2011 compared to 2010 resulted in an increase in revenue of approximately $5,406 and an increase in operating expenses of $3,475.

The financial position and the results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland and Singapore, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates generated other comprehensive gain of $1,677 in 2012, a loss of $2,120 in 2011, and a loss of $3,747 in 2010. These amounts are included as a separate component of stockholders’ equity. The functional currency for both our subsidiaries in Switzerland and Singapore is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations as other non-operating income/expense. In 2012, 2011 and 2010, we reported foreign exchange transaction losses of $410, $760 and $225, respectively.

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

Year	Europe, Middle East, Africa (EMEA)	United States	Asia Pacific	Other Countries	Total
Total Revenue:
2012	$94,992	$11,143	$32,783	$15,111	$154,029
2011	111,575	16,025	14,738	25,744	168,082
2010	72,694	9,912	10,860	14,497	107,963
Percent of Total:
2012	62%	7%	21%	10%	100%
2011	66%	10%	9%	15%	100%
2010	67%	9%	10%	14%	100%

2012 Compared to 2011

Total revenue in 2012 decreased $14,053 or 8% from 2011. The decrease in total revenue was primarily attributable to a decrease in hardware products sold to both the Banking and Enterprise and Application Security markets and the strengthening of the U.S. Dollar as compared to the Euro, as noted above, partially offset by an increase in non-hardware products sold to the both the Banking and Enterprise and Application Security markets. Please see the discussion below under “Revenue by Target Market” for additional information regarding the changes in revenue from the Banking market and the Enterprise and Application Security market.

Revenue generated in EMEA for the full-year 2012 was $16,583 (or 15%) lower in 2012 than in 2011. The decrease reflected a decrease of approximately 18% in revenue from the Banking market and a decrease of 3% in revenue from the Enterprise and Application Security markets. We estimate that the change in currency rates decreased revenues in EMEA by $3,983 compared to 2011. Had currency exchange rates in 2012 remained unchanged from 2011, revenues in EMEA would have been approximately 11% lower than in full-year 2011.

Revenue generated in the United States for the full-year 2012 was $4,882 (or 30%) lower in 2012 than in 2011. Revenue was approximately 33% lower in the Banking market and 27% lower in the Enterprise and Application Security markets than in full-year 2011. The U.S. market continues to defer the adoption of two factor authentication for retail internet banking applications. The results in the U.S. also reflect strong competition, especially in the Enterprise and Application Security market.

Revenue generated in Asia Pacific for the full-year 2012 was $18,045 (or 122%) higher in 2012 than in 2011. Revenue was approximately 153% higher in the Banking market and 19% lower in the Enterprise and Application Security markets than in full-year 2011. We believe the region offers substantial opportunities for future growth as our sales offices in Japan and Beijing mature and the two-factor authentication market expands.

Revenue generated in other countries for the full-year 2012 was $10,633 (or 41%) lower in 2012 than in 2011. Revenue in other countries was approximately 48% lower in the Banking market and 61% higher in the Enterprise and Application Security markets. We expect that revenue from other countries will be more volatile than our other regions given the earlier stage of development of the authentication market in those countries. VASCO, however, plans to continue to invest in new markets based on our estimates of the market’s demand for strong user authentication.

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

2011 Compared to 2010

Total revenue in 2011 increased $60,119 (or 56%) from 2010. The increase in total revenue was primarily attributable to an increase in products sold to the Banking market, both hardware and non-hardware, an increase in non-hardware products sold to the Enterprise and Application Security market and the weakening of the U.S. Dollar as compared to the Euro, as noted above, partially offset by a decrease in hardware products sold to the Enterprise and Application Security market.

Revenue generated in EMEA for the full-year 2011 was $38,881 (or 53%) higher in 2011 than in 2010. The increase reflected an increase of approximately 67% in revenue from the Banking market and an increase of 13% in revenue from the Enterprise and Application Security markets. We estimate that the change in currency rates increased revenues in EMEA by $4,776 compared to 2010. Had currency exchange rates in 2011 remained unchanged from 2010, revenues in EMEA would have been approximately 47% higher than in full-year 2010.

Revenue generated in the United States for the full-year 2011 was $6,113 (or 62%) higher in 2011 than in 2010. Revenue was approximately 155% higher in the Banking market and 1% lower in the Enterprise and Application Security markets than in full-year 2010. The U.S. market continues to defer the adoption of two factor authentication for retail internet banking applications.

Revenue generated in Asia Pacific for the full-year 2011 was $3,878 (or 36%) higher in 2011 than in 2010. Revenue was approximately 29% higher in the Banking market and 78% higher in the Enterprise and Application Security markets than in full-year 2010.

Revenue generated in other countries for the full-year 2011 was $11,247 (or 78%) higher in 2011 than in 2010. Revenue in other countries was approximately 97% higher in the Banking market and 27% lower in the Enterprise and Application Security markets. As noted above, the average exchange rate for the U.S. Dollar was approximately 13% weaker than the Australian Dollar in 2011 compared to 2010 and we estimate that the change in currency rates increased revenues in other countries by $555 compared to 2010.

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

Year	Banking	Enterprise & Application Security	Total
Total Revenue:
2012	$124,676	$29,353	$154,029
2011	136,975	31,107	168,082
2010	79,757	28,206	107,963
Percent of Total:
2012	81%	19%	100%
2011	81%	19%	100%
2010	74%	26%	100%

2012 Compared to 2011

Revenue for the full year 2012 from the Banking market decreased $12,299 (or 9%) from 2011 and revenue from the Enterprise and Application Security market decreased $1,754 or 6% in the same period.

The decrease in both the Banking and Enterprise and Application Security markets reflects a decrease in hardware products sold and a decrease in revenue resulting from the strengthening of the U.S. Dollar as compared to the Euro, as previously noted, partially offset by an increase in non-hardware related revenues in both the Banking and Enterprise and Application Security markets.

The decline in revenue in both markets reflects the transaction nature of our business where the absolute amount of revenue reported in any given period is a reflection of transactions closed in that period. While that amount of revenue reported in 2012 declined from 2011, our overall order intake in 2012 (firm orders scheduled to ship in 2012 and future years) was the best in the company’s history. As noted in Section 1 of this Form 10-K, during 2012 the backlog increased $12 million and decreased $25 million in 2011.

Also, given the sustainable, repeatable nature of our revenue model, we believe that the growth over a longer period of time reflects the growth in our customer base, which we expect will lead to continued increases in revenues in future years, albeit with uneven growth reported annually. We expect that customers that have purchased our products in prior years will replace those products in future years for several reasons, including but not limited to;

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

While we believe that the revenues in 2011 reflected a certain amount of catch-up related to replacement cycles that we otherwise would have expected to take place in 2009 and 2010, we also believe the total revenue for the full year 2011 reflects a more normal level of revenue associated with the long-term growth that we expect from the banking industry as banks continue to increase the use of internet banking applications. Our revenues in 2011 included significant amounts of revenue from new customers.

The increase in the Enterprise and Application Security market was primarily attributable to an increase in non-hardware revenue and the weakening of the U.S. Dollar as compared to the Euro partially offset by a decline in the number of products shipped.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue from continuing operations for the years ended December 31, 2012, 2011 and 2010.

	Percentage of Revenue Year Ended December 31,
	2012	2011	2010
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	35.4	35.7	29.6

Gross profit	64.6	64.3	70.4
Operating costs
Sales and marketing	24.5	24.0	28.7
Research and development	12.2	11.1	12.6
General and administrative	13.0	13.3	17.2
Amortization of purchased intangible assets	1.2	1.2	0.4

Total operating costs	50.9	49.6	58.9

Operating income	13.7	14.7	11.5
Interest income, net	0.2	0.3	0.3
Other income (expense), net	0.2	0.3	0.6

Income before income taxes	14.1	15.3	12.4
Provision for income taxes	3.6	0.9	2.4

Net income	10.5	14.4	10.0

Gross Profit

2012 Compared to 2011

Consolidated gross profit for 2012 was $99,565, a decrease of $8,547, or 8%, from the $108,112 reported for 2011. Gross profit as a percentage of revenue (“gross profit margin”) was 65% in 2012 compared to 64% in 2011. The increase in the gross profit margin was primarily attributable to the following factors:

•	an increase in non-hardware revenues as a percentage of total revenues,

•	a reduction in card readers as a percentage of total revenue, and

•	lower non-product costs such as freight and customization costs,

partially offset by

•	an increase in provision for inventory obsolescence, and

•	a decline in the gross margins related to the strengthening of the U.S. Dollar compared to other currencies.

We experienced an increase in the gross profit margin from non-hardware related revenues generated in both the Banking and the Enterprise and Application Security markets. Non-hardware revenue as a percentage of total revenue was approximately 24% in 2012 compared to 21% in 2011. The amount of non-hardware revenue increased by approximately 4% in 2012 compared to 2011. Non-hardware revenue can have a gross profit margin that is approximately 20 to 30 percentage points higher than hardware-related revenue, depending on the model and quantity of the hardware units sold.

Card readers represented 14% of our total revenue in 2012 as compared to 19% of our total revenue in 2011. Card readers generally have a gross profit margin that is approximately 25 to 35 percentage points lower than other hardware-related margins, due to competitive pricing pressures. There are a number of competitors in the EMV market that produce card reader products with fewer features at a lower cost than our products.

The cost of shipping our products to customers was lower in 2012 than in 2011. In the first half of 2011, we incurred increased costs associated with shipping our products on an expedited basis to ensure that we met our delivery commitments to customers. As we worked through 2011, we reduced the number of expedited shipments to a more normalized level and maintained that program throughout 2012. We estimate that the reduction in shipping costs increased our gross margin as a percent of revenue by approximately 1.9 percentage points.

We monitor our inventory levels on a quarterly basis and write down the value of selected inventory items to their expected net realizable value when it appears that the value of the item may not be realized through the ultimate sale of a finished product. The total amount of the inventory write down was approximately $2,176 for the full-year 2012 compared to $1,558 for full-year 2011. Going forward, we believe that similar adjustments may be needed reflecting the risk associated with making estimates of future demand and buying inventory to meet that demand on a recurring basis.

Changes in currency exchange rates had a negative impact on our gross profit margins in 2012. The majority of our inventory purchases are denominated in U.S. Dollars. As previously noted, our sales are denominated in various currencies, including the Euro and Australian Dollar. As the U.S. Dollar strengthened in 2012 when compared to the Euro in 2011, revenue as measured in U.S. Dollars decreased from sales made in Euros, without a corresponding decrease in cost of goods sold. The impact from changes in currency rates, as noted above, is estimated to have decreased revenue by approximately $4,405 for the full year 2012. Had the currency rates in 2012 been equal to the rates in 2011, the gross profit margin would have been approximately 0.9 percentage points higher for the year ended December 31, 2012.

2011 Compared to 2010

Consolidated gross profit for 2011 was $108,112, an increase of $32,146, or 42%, from the $75,966 reported for 2010. Gross profit as a percentage of revenue (“gross profit margin”) was 64% in 2011 compared to 70% in 2010. The decline in the gross profit margin was primarily attributable to the following factors:

•	an unfavorable change in the mix of our revenues between the Banking and Enterprise and Application Security markets,

•	a decline in the gross profit margin of hardware products sold within both the Banking and Enterprise and Application Security markets,

•	a decline in non-hardware revenues as a percentage of total revenue, and

•	a write-down of selected inventory items to their expected net realizable value,

partially offset by

•	a benefit from the weakening of the U.S. Dollar compared to other currencies.

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

Operating Expenses

Our operating expenses are generally based on anticipated revenue levels and the majority of such expenses are fixed over short periods of time. As a result, small variations in the amount of revenue recognized in any given period could cause significant variations in the period-to-period comparisons of either the absolute amounts of operating income or operating income as a percentage of revenue. There are three primary factors that impact our operating expenses: our headcount levels, our stock-based incentive plan compensation expenses and the impact of changes in foreign exchange rates.

Generally, the most significant factor driving our operating expenses is our headcount. Direct compensation and benefit plan expenses generally represent between 55% and 65% of our operating expenses. In addition, a number of other expense categories are directly related to headcount. We attempt to manage our headcount within the context of the economic environments in which we operate and the investments that we believe we need to make to help ensure that our infrastructure is able to support future growth and ensure that our products are competitive. The headcount from continuing operations for 2009 through 2012 is recapped in the following table:

	Headcount at December 31,	% Increase (Decrease) in Headcount	Average Headcount for Full Year*	% Increase (Decrease) in Average Headcount
2009	294	(5)%	301	11%
2010	342	16%	319	6%
2011	358	5%	355	11%
2012	374	4%	367	3%

*	Average is based on the headcount at the end of five consecutive quarters.

With the economic crisis that began in 2008, we implemented a cost containment initiative that resulted in a decrease of staff in 2009. In the fourth quarter of 2009, with the increase in requests for information and proposals, we began to invest in our business by recruiting staff in critical areas to begin in 2010. In 2011, other than our acquisitions of DigiNotar and Alfa & Ariss early in 2011, our primary focus was on realizing a benefit from the staff additions made in 2010. Our headcount at December 31, 2011 was 358, including 10 persons from the acquisition of Alfa & Ariss, but excluding DigiNotar, which was discontinued in 2011 as noted above. In 2012, we increased our headcount, primarily in Research and Development (“R&D”) in large part to support the development of our services platform. For 2013, we expect to hire between 25 and 35 persons, with hiring focused primarily on sales and business development staff.

The comparison of operating expenses in both 2012 to 2011 and 2011 to 2010 were impacted by adjustments to our stock-based incentive plan compensation expenses. Stock-based incentive plan compensation expenses generally relate to stock-based, long-term performance incentives. For the full year of 2012, operating expenses included $3,726 of expense related to stock-based incentive plans compared to expense of $6,117 in 2011 and expense of $1,021 in 2010.

In 2012, 2011 and 2010, we recorded adjustments to the accrual each year for such plans based on management’s determination of whether it was probable that the performance criteria for each plan outstanding at the end of each period would be met. With the shortfall to our performance targets in 2012, we eliminated the costs associated with our 2012 stock-based incentive plan awards, which reduced our full-year 2012 expenses by $504. With our strong performance in 2011, we achieved the performance targets that had been set in the 2009 plan awards for which management had determined in the fourth quarter of 2010, and maintained such determination through the end of the third quarter 2011, that it was improbable that we would meet the targets. As a result of achieving the targets, expense increased by $2,493 in the fourth quarter of 2011. In 2010, we reversed $721 of accruals that had been established in the prior year for the 2009 awards based on management’s assessment that it was improbable that the 2009 plan award targets would be met.

Sales and Marketing Expenses

2012 Compared to 2011

Consolidated sales and marketing expenses for the year ended December 31, 2012 were $37,768, a decrease of $2,526, or 6%, from $40,294 reported for 2011. This decrease in sales and marketing expenses primarily relates to:

•	the benefit of $2,305 resulting from the strengthening of the U.S. Dollar primarily to the Euro, and

•	a decrease in stock-based compensation expenses of approximately $709, including the impact of the adjustments previously noted.

Our average full year headcount was essentially flat in 2012 compared to 2011. The average full-time sales, marketing and operations employee headcount was 171 in 2012 compared to 172 in 2011. At year-end 2012, 2011 and 2010, the company employed 172, 167 and 170 sales, marketing and operations employees, respectively.

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

Research and Development Expenses

2012 Compared to 2011

Consolidated research and development costs for the year ended December 31, 2012 were $18,794, an increase of $158, or 1%, from the $18,636 reported for 2011. The increase in research and development was primarily attributable to:

•	higher compensation expenses of approximately $410, net of the beneficial impact of changes in currency exchange rates, primarily related to an increase in R&D staff in 2012,

partially offset by

•	the benefit of $1,272 resulting from the strengthening of the U.S. Dollar primarily to the Euro, and

•	a decrease in stock-based compensation expenses of approximately $278, including the impact of the adjustments previously noted.

The average research and development headcount increased approximately 10% to 140 in 2012 from 128 in 2011. At year-end 2012, 2011 and 2010, the company employed 143, 136 and 115 research and development employees, respectively.

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

General and Administrative Expenses

2012 Compared to 2011

Consolidated general and administrative expenses for the year ended December 31, 2012 were $20,071, a decrease of $2,379 or 11%, from the $22,450 reported for 2011. The decrease in general and administrative expense was primarily attributable to:

•	the benefit of $976 resulting from the strengthening of the U.S. Dollar primarily to the Euro, and

•	a decrease in stock-based compensation expenses of approximately $1,379, including the impact of the adjustments previously noted.

The average full-time general and administrative employee headcount was flat with 56 persons in 2012 and 2011. At year-end 2012, 2011 and 2010, the company employed 59, 55 and 57 general and administrative employees, respectively.

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

The average full-time general and administrative employee headcount increased 6% to 56 in 2011 from 53 in 2010. At year-end 2011, 2010 and 2009, the company employed 55, 57, and 46 general and administrative employees, respectively.

Amortization Expense

2012 Compared to 2011

Amortization expense for 2012 was $1,905, a decrease of $62 (or 3%) from $1,967 reported for 2011. The decrease was primarily due to the impact of changes in foreign exchange rates.

2011 Compared to 2010

Amortization expense for 2011 was $1,967, an increase of $1,524 (or 344%) from $443 reported for 2010. The increase was primarily due to the asset acquisition of the intellectual property of DigiNotar, which is not impacted by the bankruptcy of DigiNotar B.V., and the stock acquisition of Alfa & Ariss.

Interest Income, Net

2012 Compared to 2011

Consolidated net interest income was $261 in 2012 compared to $543 in 2011. The decrease in net interest income reflected a decrease in the average return on invested balances partially offset by an increase in the average net cash balance. Our return on average net cash balances was 0.3% in 2012 compared to 0.7% in 2011. Average net cash balances were $92,741 in 2012, an increase of $10,366 or 13% from $82,375 in 2011. Due to the uncertainty in Europe created by the sovereign debt crisis, we converted approximately 29 million Euros into Swiss Francs. We preferred the safety of holding Swiss Francs instead of Euros with the understanding that we would have limited opportunities to invest the Swiss Francs. As the monetary situation regarding the Euro appeared to stabilize in the later part of 2012, we moved Swiss Francs back into Euros. We expect that the rates of return on invested cash will continue to be minimal in 2013.

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

Other Income (Expense), net

2012 Compared to 2011

Other income (expense), net in 2012 primarily included exchange gains (losses) on transactions that are denominated in currencies other than a subsidiary’s functional currency and subsidies received from foreign governments related to increasing trade in other countries or increasing spending on research and development. Other income was $409 in 2012 compared to $500 in 2011. The decrease in other income primarily reflects a decline in government subsidies partially offset by a decrease in exchange losses. Exchange losses were $410 in 2012 compared to exchange losses of $760 in 2011. We expect that the government subsidies will continue to decline in the countries in which we operate as each country looks for new revenue sources to fund their governmental spending.

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

Income Taxes

2012 Compared to 2011

Income tax expense for 2012 was $5,468, compared to $1,557 in 2011. The effective tax rate in 2012 was 25%, an increase of 19 percentage points from 6% in 2011. The increase in the rate in 2012 is primarily attributable to the fact that 2011 included a significant benefit from the use of net operating loss carryforwards in the U.S., including the reversal of a reserve related to the use of remaining U.S. net operating loss carryforwards in future years. The effective tax rate also increased slightly in 2012 as a result of having a higher percentage of our earnings subject to tax at the U.S. rate, which increases our overall effective tax rate.

For 2013, we expect that our rate will decline slightly as our Swiss and U.S. entities will no longer be making payments to our other subsidiaries related to the initial purchase of our intellectual property. We expect that tax savings from the elimination of the payments may be partially offset by a continued increase in the percentage of our earnings that are taxed at the U.S. rate. See the discussion regarding income taxes in the general commentary section of Management’s Discussion and Analysis above and in Note 7 to the consolidated financial statements for additional information.

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

Loss Carryforwards Available

At December 31, 2012, we had U.S. NOL carryforwards of $11,620, foreign NOL carryforwards of $5,279, and other deductible foreign carryforwards of $3,491. U.S. NOL carryforwards expire in varying amounts beginning in 2022 and continuing through 2032. Foreign NOL carryforwards do not expire. Other deductible foreign carryforwards expire from 2016 through 2019.

Such tax loss carryforwards may provide an offset to future tax liabilities. In addition to the reduction in tax liabilities, we had a valuation reserve of $2,284 against the foreign net operating loss and other deductible carryforwards at December 31, 2012. A reduction in the valuation reserve may be possible if it is more likely than not that we will realize the benefit of the deferred tax asset. The reduction in the reserve would reduce income tax expense in the period it is reduced. See Note 7 to the consolidated financial statements for more information on tax loss carryforwards.

Loss from Discontinued Operations

Our losses from discontinued operations were $630 for full-year 2012 compared to $6,118 for the full-year 2011. Losses in 2012 primarily reflect the ongoing legal and other third party costs associated with the bankruptcy of DigiNotar in 2011. The loss for the full-year 2011 reflected a loss on the disposal of DigiNotar B.V. of $4,523 and a loss from DigiNotar’s operations of $1,595. As described in Note 3 of the financial statements, the loss on disposal of DigiNotar B.V. included the following losses on an after-tax basis:

Gain (Loss)
Writeoff of goodwill	$(2,622)
Writeoff of intangible assets	(2,106)
Provision for doubtful account	(952)
Professional fees	(1,143)
Reversal of DigiNotar’s net liabilities	1,255
A decrease in contingent consideration	1,045

Total loss on disposal of DigiNotar	$(4,523)

The decrease in contingent consideration reflects the amount that is expected to be recovered from the escrow agent that is holding funds associated with the original purchase transaction due to the fact that DigiNotar B.V. will not be able to achieve the earnings target established in the original purchase agreements.

We did not write off any of the intellectual property that we purchased prior to the purchase of the stock of DigiNotar. We believe we have strengthened our authentication product lines using the PKI technology acquired from DigiNotar.

Note 3 of the consolidated financial statements contains additional information about the discontinued operations. See Part 1, Item 1A – Risk Factors and Part 1, Item 3 - Legal Proceedings for additional information related to DigiNotar B.V.

Liquidity and Capital Resources

At December 31, 2012, we had net cash balances (total cash, cash equivalents and restricted cash less bank borrowings), totaling $106,469. We had no outstanding debt or restricted cash at December 31, 2012.

At December 31, 2012, we held $26,463 of cash in banks in the United States and $80,006 of cash in banks outside of the United States. Of that amount, $79,001 is not subject to significant repatriation restrictions, but would be subject to taxes upon repatriation. We have not provided for taxes on our unremitted foreign earnings as we consider them to be permanently invested.

Cash provided by operating activities was $23,035 during the year ended December 31, 2012. During 2012, we used $1,546 for investing activities, primarily for additions to property and equipment, and provided $441 from financing activities, primarily consisting of proceeds from the exercise of stock options. Capital expenditures were $1,337 for the year ended December 31, 2012.

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

The net effect of 2012 activity resulted in an increase in net cash of $21,972 and a net cash balance of $106,469 at December 31, 2012, compared to $84,497 at the end of 2011. Our working capital at December 31, 2012 was $129,487, an increase of $20,897 or 19% from $108,590 at December 31, 2011. The change is primarily attributable to the generation of positive cash flow from operations in 2012. Our current ratio was 5.3 to 1.0 at December 31, 2012.

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

While we believe that our financial resources are adequate to meet our operating needs over the next twelve months, the difficult current economic conditions that exist on a worldwide basis today may require us to modify our business plans. In the current economic environment there is a risk that customers may delay their orders until the economic conditions stabilize or improve further. If a significant number of orders are delayed for an indefinite period of time, our revenue and cash receipts may not be sufficient to meet the operating needs of the business. If this is the case, we may need to significantly reduce our workforce, sell certain of our assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenue and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions. See our “Risks Related to Our Business” in Item 1A, Risk Factors.

Off-Balance Sheet Arrangements

The company has no off-balance sheet arrangements.

Contractual Obligations

The company has the following contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$12,393	$3,371	$5,439	$3,418	$165
Purchase obligations	31,596	31,596
Warranty reserve	45	45

	$44,034	$35,012	$5,439	$3,418	$165

Purchase obligations are primarily for inventory items purchased by our Swiss subsidiary. Purchase obligations at December 31, 2012 include $9,790 for certain processors designated by the manufacturer as end-of-life, whereby a final production schedule of the processor model has been announced. Subsequent to yearend, additional purchase obligations of $1,150 were committed for end-of-life processors. In addition, as of December 31, 2012, end-of-life processors valued at $6,055 were on hand and included in inventory. We expect inventories of end-of-life processors to increase substantially as deliveries on open purchase orders are received in 2013 and decrease as utilized over the next several years allowing us to carefully assess alternatives and redesign hardware devices to utilize other processors. As further described in our Critical Accounting Policies, we regularly monitor inventories to ensure they are realizeable at stated values.

The company had $560 and $470 of unrecognized tax benefits as of December 31, 2012 and 2011, respectively, which have been set aside in a reserve in accordance with ASC 740-10. These amounts are not included in the above table as the timing of payment of such obligations, if any, is not determinable.

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

Goodwill and other Intangible Assets:

We account for goodwill and indefinite-lived intangible assets in accordance with ASC 350-20, Intangibles-Goodwill and Other. We assess the impairment of goodwill and intangible assets with indefinite lives each November or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Once identified, the amount of the impairment is computed by comparing the carrying value of the assets to the fair value, which is based on the discounted estimated future cash flows.

As further described in Note 3 to the consolidated financial statements, the bankruptcy of DigiNotar B.V. triggered an impairment review in 2011. As a result of the impairment review, we concluded that goodwill and other intangibles of DigiNotar were impaired and recorded pre-tax non-cash impairment charges of $2,873 for goodwill and $2,307 for other intangibles as they had not yet been fully integrated into our business. We have not recognized any impairment for the years ended December 31 2012 or 2010 as the fair value of our reporting unit substantially exceeded the carrying amount.

Income Taxes:

At December 31, 2012, we had U.S. NOL carryforwards of $11,620 and foreign NOL carryforwards of $5,279. In addition, at December 31, 2012, we had other deductible carryforwards of $3,491. ASC 740-10 requires that valuation allowances be established for deferred tax assets if it is more likely than not that the assets will not be realized. We have provided valuation allowances against a substantial portion of the foreign NOLs and carryforwards. (See Note 7 to the consolidated financial statements for more information regarding the NOL and valuation allowance.)

Also in accordance with ASC 740-10, we have established a reserve related to tax benefits of uncertain tax positions. We have identified one exposure concerning cost allocations used in the implementation of our worldwide strategy related to the ownership of our intellectual property for which we had a reserve of $560 and $470 at December 31, 2012 and 2011, respectively, each of which is an offset to our U.S. deferred tax asset at the end of each respective period.

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

Item 7A - Quantitative and Qualitative Disclosures about Market Risk (In thousands)

Foreign Currency Exchange Risk – In 2012, approximately 93% of our business was conducted outside the United States, primarily in Europe, Latin America and Asia/Pacific. A significant portion of our business operations is transacted in foreign currencies. As a result, we have exposure to foreign exchange fluctuations. We are affected by both foreign currency translation and transaction adjustments. Translation adjustments result from the conversion of the foreign subsidiaries’ balance sheets and income statements to U.S. Dollars at year-end exchange rates and weighted average exchange rates, respectively. Translation adjustments resulting from this process are recorded directly into stockholders’ equity. Transaction adjustments result from currency exchange movements when one of our companies transacts business in a currency that differs from its local currency. These adjustments are recorded as gains or losses in our statements of operations. Our business transactions are spread across numerous countries and currencies. This geographic diversity reduces the risk to our operating results. As noted in Management’s Discussion and Analysis above, we attempt to minimize the net impact of currency on operating earnings by denominating an amount of billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency.

Interest Rate Risk – We have minimal interest rate risk. We had no debt outstanding at December 31, 2012. Our cash is invested in short-term instruments at current market rates. If rates were to increase or decrease by one percentage point, the company’s interest income would increase or decrease approximately $1,065 annually.

Impairment Risk – At December 31, 2012, we had goodwill of $13,176 and other intangible assets of $6,507, primarily related to the acquisition of the intellectual property of DigiNotar and the acquisition of the stock of Alfa & Ariss in 2011 and the acquisition of the stock of Logico Smart Card Solutions GmbH and its subsidiary, Logico Vertriebs GmbH, and Able N.V. in 2006. We assess the net realizable value of goodwill at least annually, and we assess the net realizable value of other intangible assets whenever events or circumstances change indicating that the carrying value may not be recoverable. As noted above in the discussion of Loss from Discontinued Operations in Management’s Discussion and Analysis, we experienced an impairment in 2011 in the value of the certain intangible assets related to DigiNotar due to termination of DigiNotar B.V.’s registration as a certificate service provider and the bankruptcy filing of DigiNotar B.V. See Note 3 to the consolidated financial statements for additional information on the impairment. We may incur additional impairment charges in future periods.

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who, respectively, are our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended December 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the fiscal quarter ended December 31, 2012, our disclosure controls and procedures were effective to provide assurance that (i) the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Notwithstanding the limitations noted above, our principal executive officer and principal financial officer have both concluded that our disclosure controls and procedures and internal control over financial reporting were effective at a reasonable level of assurance as of December 31, 2012.

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Controls – Integrated Framework (COSO). Based on our assessments we believe that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

VASCO Data Security International, Inc.:

We have audited VASCO Data Security International, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). VASCO Data Security International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, VASCO Data Security International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VASCO Data Security International, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 8, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois

March 8, 2013

Item 9B - Other Information

None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

All information in response to this Item is incorporated by reference to the “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Compliance” sections of VASCO’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 11 - Executive Compensation

The information in response to this Item is incorporated by reference to the “Executive Compensation” section of VASCO’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in response to this Item is incorporated by reference to the “Security Ownership of Certain Beneficial Owners, Directors and Management” section of VASCO’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information in response to this Item is incorporated by reference to the “Directors and Executive Officers” and “Transactions with Related Persons” sections of VASCO’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 14 - Principal Accounting Fees and Services

The information in response to this Item is incorporated by reference to the “Report of the Audit Committee” section of VASCO’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K.

(1) The following consolidated financial statements and notes thereto, and the related independent auditors’ report, are included on pages F-1 through F-26 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

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

(3) The following exhibits are filed with this Form 10-K or incorporated by reference as set forth at the end of the list of exhibits:

Exhibit Number	Description

2.1	IP Purchase Agreement between VASCO Data Security International GmbH and DigiNotar Technologie B.V., DigiNotar Notariaat B.V., DigiNotar B.V., and DigiNotar Holding B.V. dated January 10, 2011. (Incorporated by reference - Form 8K filed January 14, 2011.)

2.2	Share Sale and Purchase Agreement between VASCO Data Security International GmbH and DigiNotar Holding B.V., DigiNotar B.V., and DigiNotar Notariaat B.V. dated January 10, 2011. (Incorporated by reference - Form 8K filed January 14, 2011.)

2.3	Agreement between VASCO Data Security International GmbH and D.B.A. ten Burg Holding B.V. and Bosco Holding B.V. dated January 10, 2011. (Incorporated by reference - Form 8K filed January 14, 2011.)

3.1	Certificate of Incorporation of Registrant, as amended. (Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as amended (Registration No. 333-35563), originally filed on September 12, 1997.)

3.2	Bylaws of Registrant, as amended and restated December 12, 2007. (Incorporated by reference - Form 8-K filed on December 18, 2007.)

4.1	Specimen of Registrant’s Common Stock Certificate. (Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as amended (Registration No. 333-35563), originally filed on September 12, 1997.)

Exhibit Number	Description

4.2*	Form of Award Agreement for Stock Option Grant under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated. (Incorporated by reference - Form 10-K filed March 14, 2008.)

4.3*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated (time-based vesting) with respect to awards granted on January 9, 2008. (Incorporated by reference - Form 8-K/A filed January 16, 2008.)

4.4*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan as Amended and Restated (performance-based vesting) with respect to awards granted on January 9, 2008. (Incorporated by reference - Form 8-K/A filed January 16, 2008.)

4.5*	Form of Award Agreement for Deferred Stock under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated (performance-based vesting). (Incorporated by reference - Form 10-K filed March 14, 2008.)

4.6*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated (time-based vesting) with respect to awards granted on or after January 8, 2009. (Incorporated by reference - Form 8K filed January 14, 2009.)

4.7*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan as Amended and Restated (performance-based vesting) with respect to awards granted on or after January 8, 2009. (Incorporated by reference - Form 8-K filed January 14, 2009.)

4.8*	Form of Option Agreement under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan as Amended and Restated with respect to awards granted prior to January 9, 2008. (Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as amended (Registration No. 333-35563), originally filed with the Securities and Exchange Commission on September 12, 1997.)

4.9*	Form of Award Agreement for Deferred Stock under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan. (Incorporated by reference - Form 10-K filed March 16, 2010.)

4.10*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan. (Incorporated by reference - Form 10-K filed March 16, 2010.)

4.11*	Form of Award Agreement for Performance Shares under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted in 2010. (Incorporated by reference - Form 10-K filed March 16, 2010.)

4.12*	Form of Award Agreement for Performance Shares under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted in 2011. (Incorporated by reference - Form 10-K filed March 11, 2011.)

4.13*	Form of Award Agreement for Performance Shares under VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted in 2012. (Incorporated by reference - Form 10-K filed March 9, 2012.)

4.14*	Form of Award Agreement for Performance Shares under VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted in 2013.

10.1*	1997 VASCO Data Security International, Inc. Stock Compensation Plan, as Amended and Restated. (Incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Schedule 14A, filed with the SEC on April 30, 1999.)

Exhibit Number	Description

10.2*	Employment agreement with T. Kendall Hunt. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 31, 2003.)

10.3*	Employment agreement with Clifford Bown. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 31, 2003.)

10.4	Share Sale and Purchase Agreement by and among VASCO Data Security International, Inc., A.O.S. Holding B.V., Filipan Beheer B.V., Mr. Mladen Filipan and Pijnenburg Beheer N.V., dated February 4, 2005 (Incorporated by reference - Form 8-K filed February 8, 2005.)

10.5*	Employment Agreement by and between VASCO Data Security International, Inc. and Jan Valcke effective as of January 1, 2005. (Incorporated by reference - Form 8-K filed July 1, 2005.)

10.6*	Letter agreement dated February 26, 2007, supplementing the Employment Agreement dated January 1, 2003, between the company and Clifford K. Bown. (Incorporated by reference - Form 8K filed March 2, 2007.)

10.7*	Letter agreement dated January 8, 2009, supplementing the Employment Agreement dated January 1, 2003, between the company and Clifford K. Bown. (Incorporated by reference - Form 8K filed January 14, 2009.)

10.8*	Employment Agreement Amendment, dated December 31, 2008 by and between VASCO Data Security International, Inc. and T. Kendall Hunt (Incorporated by reference - Form 8-K filed January 14, 2009.)

10.9*	Employment Agreement Amendment, dated December 31, 2008 by and between VASCO Data Security International, Inc. and Clifford K. Bown (Incorporated by reference - Form 8-K filed January 14, 2009.)

10.10*	Amendment to the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, dated December 19, 2008. (Incorporated by reference - Form 8-K filed January 14, 2009.)

10.11*	VASCO Data Security International, Inc. 2009 Equity Incentive Plan, effective December 19, 2008. (Incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Schedule 14A, filed with the SEC on April 30, 2009.)

10.12*	VASCO Data Security International, Inc. Executive Incentive Compensation Plan, effective December 19, 2008. (Incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Schedule 14A, filed with the SEC on April 30, 2009.)

10.13*	Amended and Restated Employment Agreement effective as of January 1, 2011 between VASCO Data Security International, Inc. and T. Kendall Hunt. (Incorporated by reference - Form 8-K filed April 27, 2010.)

10.14*	Letter Agreement dated February 15, 2011, by and between VASCO Data Security International, Inc. and T. Kendall Hunt. (Incorporated by reference - Form 8-K filed February 15, 2011.)

14.1	VASCO Data Security International, Inc. and Subsidiaries Code of Conduct and Ethics. (Incorporated by reference - Form 8-K filed March 12, 2008.)

14.2	Amended VASCO Data Security International, Inc. and Subsidiaries Code of Conduct and Ethics. (Incorporated by reference - Form 8-K filed April 27, 2010.)

21	Subsidiaries of Registrant.

Exhibit Number	Description

23	Consent of KPMG LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 8, 2013.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 8, 2013.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 8, 2013.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 8, 2013.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

VASCO Data Security International, Inc.:

We have audited the accompanying consolidated balance sheets of VASCO Data Security International, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the accompanying consolidated financial statement Schedule II – Valuation and Qualifying Accounts. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois

March 8, 2013

VASCO Data Security International, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Current assets
Cash and equivalents	$106,469	$84,497
Accounts receivable, net of allowance for doubtful accounts of $1,894 in 2012 and $1,585 in 2011	27,574	31,618
Inventories	18,675	16,033
Prepaid expenses	1,896	1,657
Foreign sales tax receivable	415	683
Deferred income taxes	1,714	2,382
Other current assets	41	343
Assets of discontinued operations	2,651	2,545

Total current assets	159,435	139,758
Property and equipment:
Furniture and fixtures	5,035	4,924
Office equipment	8,718	7,390

	13,753	12,314
Accumulated depreciation	(9,701)	(7,909)

Property and equipment, net	4,052	4,405
Goodwill, net of accumulated amortization	13,176	12,910
Intangible assets, net of accumulated amortization	6,507	8,091
Other assets, net of accumulated amortization	3,336	3,759

Total assets	$186,506	$168,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,765	$7,328
Deferred revenue	8,146	8,649
Accrued wages and payroll taxes	6,212	6,564
Income taxes payable	378	1,965
Other accrued expenses	3,688	3,162
Deferred compensation	2,424	1,908
Liabilities of discontinued operations	1,335	1,592

Total current liabilities	29,948	31,168
Deferred compensation	0	1,526
Other long-term liabilities	97	106
Deferred income taxes	141	324

Total liabilities	30,186	33,124

Stockholders’ equity
Common stock: $.001 par value per share, 75,000 shares authorized; 39,205 and 38,193 shares issued and outstanding at December 31, 2012 and 2011, respectively	39	38
Preferred stock: 500 shares authorized, none issued and outstanding at December 31, 2012 or 2011	0	0
Additional paid-in capital	74,965	71,720
Accumulated income	81,256	65,658
Accumulated other comprehensive income	60	(1,617)

Total stockholders’ equity	156,320	135,799

Total liabilities and stockholders’ equity	$186,506	$168,923

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended December 31,
	2012	2011	2010
Revenue	$154,029	$168,082	$107,963
Cost of goods sold	54,464	59,970	31,997

Gross profit	99,565	108,112	75,966

Operating costs:
Sales and marketing	37,768	40,294	31,027
Research and development	18,794	18,636	13,568
General and administrative	20,071	22,450	18,538
Amortization of purchased intangible assets	1,905	1,967	443

Total operating costs	78,538	83,347	63,576

Operating income	21,027	24,765	12,390
Interest income, net	261	543	324
Other income, net	409	500	698

Income from continuing operations before income taxes	21,697	25,808	13,412
Provision for income taxes	5,468	1,557	2,606

Net income-continuing operations	16,229	24,251	10,806
Net (loss) from discontinued operations	(630)	(6,118)	0

Net income	$15,599	$18,133	$10,806

Basic income (loss) per share:
Continuing operations	$0.43	$0.65	$0.29
Discontinued operations	(0.02)	(0.16)	0.00

Total net income per share	$0.41	$0.48	$0.29

Diluted income (loss) per share:
Continuing operations	$0.42	$0.63	$0.28
Discontinued operations	(0.02)	(0.16)	0.00

Total net income per share	$0.40	$0.47	$0.28

Weighted average common shares outstanding:
Basic	38,068	37,555	37,413

Diluted	38,677	38,568	38,241

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the years ended December 31,
	2012	2011	2010
Net income	$15,599	$18,133	$10,806
Other comprehensive income (loss) - Currency translation adjustment	1,677	(2,120)	(3,747)

Comprehensive income	$17,276	$16,013	$7,059

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

Description	Common Stock		Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2010	37,487	$37	$67,371	$36,718	$4,250	$108,376
Net income	0	0	0	10,806	0	10,806
Foreign currency translation adjustment	0	0	0	0	(3,747)	(3,747)
Exercise of stock options	1	0	3	0	0	3
Restricted stock awards	152	1	1,054	0	0	1,055

Balance at December 31, 2010	37,640	38	68,428	47,524	503	116,493
Net income	0	0	0	18,133	0	18,133
Foreign currency translation adjustment	0	0	0	0	(2,120)	(2,120)
Exercise of stock options	160	0	153	0	0	153
Restricted stock awards	393	0	3,139	0	0	3,139

Balance at December 31, 2011	38,193	38	71,720	65,658	(1,617)	135,799
Net income	—	—	—	15,599	—	15,599
Foreign currency translation adjustment	—	—	—	—	1,677	1,677
Exercise of stock options	444	—	441	—	—	441
Restricted stock awards	568	1	2,803	—	—	2,804

Balance at December 31, 2012	39,205	$39	$74,965	$81,256	$60	$156,320

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income from continuing operations	$16,229	$24,251	$10,806
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	3,644	3,809	2,458
Deferred tax expense (benefit)	1,065	(4,332)	118
Stock-based compensation	3,726	6,117	1,021
Changes in assets and liabilities:
Accounts receivable, net	4,530	(10,315)	6,700
Inventories	(2,641)	(5,323)	(1,695)
Foreign sales tax receivable	264	1,600	(1,155)
Other current assets	77	186	(229)
Accounts payable	407	(1,569)	4,465
Income taxes payable	(1,589)	(113)	(744)
Accrued expenses	(207)	1,438	41
Deferred compensation	(1,933)	0	0
Deferred revenue	(537)	2,169	(703)

Net cash provided by operating activities of continuing operations	23,035	17,918	21,083

Cash flows from investing activities of continuing operations:
Purchase of Alfa & Ariss	0	(1,301)	0
Additions to property and equipment	(1,337)	(1,132)	(1,417)
Additions to intangible assets	(326)	(7,287)	(289)
Other assets	117	(64)	(66)

Net cash used in investing activities of continuing operations	(1,546)	(9,784)	(1,772)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options, net	441	153	3

Net cash provided by financing activities of continuing operations	441	153	3
Cash flows used in discontinued operations:
Net cash used in operating activities of discontinued operations	(974)	(1,310)	0
Net cash used in investing activities of discontinued operations	0	(5,761)	0

Net cash used in discontinued operations	(974)	(7,071)	0
Effect of exchange rate changes on cash	1,015	(2,252)	(1,382)
Net increase (decrease) in cash	21,972	(1,036)	17,932
Cash and equivalents, beginning of year	84,497	85,533	67,601

Cash and equivalents, end of year	$106,469	$84,497	$85,533

Supplemental cash flow disclosures:
Cash paid for income taxes	$6,005	$5,914	$3,372
Cash paid for interest	0	0	0

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

Foreign Currency Translation and Transactions

The financial position and results of the operations of the majority of the company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income. Losses resulting from foreign currency transactions were $410, $760, and $225 in 2012, 2011, and 2010, respectively, and are included in other income (expense) in the consolidated statements of operations.

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

Undelivered elements primarily are PCS. The method by which we determine VSOE has validated that the price lists are reasonable estimates of the selling price for PCS. The estimated selling price of PCS items is based on an established percentage of the user license fee attributable to the specific software and is applied consistently to all PCS arrangements. The percentage we use to establish VSOE, which is also generally consistent with the percentage used in the price list, is developed using the “bell curve method”. This method relies on historical data to show that at least 80% of renewals are within 15% of the median renewal percentage rate.

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

For transactions other than multiple-element arrangements, we recognize revenue as follows:

1.	Hardware Revenue and License Fees: Revenue from the sale of computer security hardware or the license of software is recorded upon shipment or, if an acceptance period is allowed, at the latter of shipment or customer acceptance. No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized.

2.	Maintenance and Support Agreements: Maintenance and support agreements generally call for us to provide software updates and technical support, respectively, to customers. Revenue on maintenance and technical support is deferred and recognized ratably over the term of the maintenance and support agreement.

3.	Services:Revenue is recognized ratably over the period in which the service is provided.

4.	Consulting and Education Services: We provide consulting and education services to our customers. Revenue from such services is recognized during the period in which the services are performed.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are high-quality short term money market instruments with original maturities of three months or less. Cash and cash equivalents are held by a number of U.S. and non-U.S. commercial banks and money market investment funds. Cash and equivalents at December 31, 2012 include $106,436 in money market investment funds or demand bank deposits for which fair value is equal to cost. These investments are valued using level one inputs, as defined in ASC 820, Fair Value Measurements and Disclosures. Cash and cash equivalents also include $33 in bank certificates of deposit for which fair value was $33 at December 31, 2012. Bank certificates of deposit are valued using level two inputs, as defined by ASC 820.

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

Software Development Costs

We capitalize software development costs in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy currently defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. No software development costs were capitalized in any of the years ending December 31, 2012, 2011, or 2010.

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

Fair Value of Financial Instruments

At December 31, 2012, and 2011, our financial instruments were cash equivalents, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies, as described in Cash and Equivalents above. The fair values of the financial instruments were not materially different from their carrying amounts at December 31, 2012 and 2011.

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

We assess the impairment of goodwill and intangible assets with indefinite lives each November or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Once identified, the amount of the impairment is computed by comparing the carrying value of the assets to the fair value. Fair value for goodwill and intangible assets is determined using a market approach using our stock price which is a level 1 valuation, as defined by ASC 820-10, Fair Value Measurements and Disclosures. We did not recognize any impairment for the year ended December 31, 2012 as the fair value of our reporting unit substantially exceeded our carrying amount.

As further described in Note 3, during 2011, the DigiNotar Events triggered an impairment review. As a result of the impairment review, we concluded that goodwill and other intangibles of DigiNotar B.V. were impaired and recorded a pre-tax non-cash impairment charges of $2,873 for goodwill and $2,307 for other intangibles.

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

Inventory is comprised of the following:

	December 31,
	2012	2011
Component parts	$6,613	$6,447
Work-in-process and finished goods	12,062	9,586

Total	$18,675	$16,033

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

As a result of the DigiNotar Events, the loss on operating activities, the loss on the disposal and the related assets and liabilities related to DigiNotar B.V. are reflected as discontinued operations. The income (loss) from discontinued operations, net of tax, for the years ended December 31, 2012 and 2011 was as follows:

	Year ended December 31,
	2012	2011
Loss from operations	$—	$(1,595)
Loss on disposal	(630)	(4,523)

Loss from discontinued operations	$(630)	$(6,118)

DigiNotar revenues of $1,764 for the year ended December 31, 2011 are included in the loss from operations shown above.

The loss on disposal for the year ended December 31, 2012 consists of professional fees of $690 net of tax benefit of $60. For the year ended December 31, 2011, loss on disposal includes the following:

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

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

At December 31, 2012 and 2011, remaining assets and liabilities related to DigiNotar have been classified as assets of discontinued operations and liabilities of discontinued operations, respectively, in the consolidated balance sheets and consist of the following:

	As of December 31,
	2012	2011
Contingent consideration due from escrow	$1,851	$1,813
Due from DigiNotar net of allowance for doubtful account of $952	423	414
Income taxes receivable	377	318

Assets of discontinued operations	$2,651	$2,545

Due to DigiNotar	$1,301	$1,275
Accrued professional fees	34	317

Liabilities of discontinued operations	$1,335	$1,592

Assets of discontinued operations and certain portions of liabilities of discontinued operations are denominated in local currencies and are subject to currency fluctuation.

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

$1,461

Consideration includes contingent consideration of €400 ($564 at the exchange rate of 1.41 US Dollars per Euro) held in escrow payable ratably over four years on the anniversary date of the transaction subject to continued employment of a former officer and shareholder of Alfa & Ariss. The amount was recorded as a prepaid expense and amortized ratably based on the four year contract period. During 2012, the former officer and shareholder resigned forfeiting the remaining €300. The forfeiture was recorded as a reduction in consideration.

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

Note 5 – Goodwill

Goodwill activity for the two years ended December 31, 2012 consisted of the following:

Net balance at December 31, 2010	$12,772
Additions-DigiNotar	2,632
Additions-Alfa & Ariss	468
Impairment-Diginotar	(2,873)
Net foreign currency translation	(89)

Net balance at December 31, 2011	12,910
Additions	—
Net foreign currency translation	266

Net balance at December 31, 2012	$13,176

December 31, 2012 balance at cost	$14,180
Accumulated amortization	(1,004)

Net balance at December 31, 2012	$13,176

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

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Note 6 – Intangible Assets

Intangible asset activity for the two years ended December 31, 2012 and the composition of the balance as of December 31, 2012 is detailed in the following table. As further described in Notes 1, 3, and 4, Additions – DigiNotar and Additions – Alfa & Ariss result from the acquisitions of DigiNotar and Alfa & Ariss and Impairment-DigiNotar results from the DigiNotar Events. Certain goodwill and other intangibles are denominated in local currencies and are subject to currency fluctuations.

	Capitalized Technology	Patents & Trademarks	Other	Total Intangible Assets
Net balance at December 31, 2010	$544	$1,059	$—	$1,603
Additions-DigiNotar	7,554	318	2,267	10,139
Impairment-Diginotar	0	(301)	(2,006)	(2,307)
Additions-Alfa & Ariss	522	28	56	606
Additions-Other	0	325	0	325
Net foreign currency translation	(26)	27	153	154
Amortization expense	(1,901)	(95)	(433)	(2,429)

Net balance at December 31, 2011	6,693	1,361	37	8,091
Additions-Other	0	343		343
Net foreign currency translation	(17)			(17)
Amortization expense	(1,829)	(62)	(19)	(1,910)

Net balance at December 31, 2012	$4,847	$1,642	$18	$6,507

December 31, 2012 balance at cost	$17,951	$1,823	$53	$19,827
Accumulated amortization	(13,104)	(181)	(35)	(13,320)

Net balance at December 31, 2012	$4,847	$1,642	$18	$6,507

Expected amortization of the intangible assets for the years ended:

December 31, 2013	$1,707
December 31, 2014	1,678
December 31, 2015	1,348
December 31, 2016	486
December 31, 2017	65
Thereafter	436

Subject to amortization	5,720
Trademarks	787

Total intangible assets	$6,507

Note 7 – Income Taxes

Income from continuing operations before income taxes was generated in the following jurisdictions:

	For the years ended December 31,
	2012	2011	2010
Domestic	$1,492	$6,220	$806
Foreign	20,205	19,588	12,606

Total	$21,697	$25,808	$13,412

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

The provision for income taxes consists of the following:

	For the years ended December 31,
	2012	2011	2010
Current:
Federal	$—	$244	$32
State	1	443	0
Foreign	4,402	4,933	2,461

Total current	4,403	5,620	2,493

Deferred:
Federal	866	(4,543)	0
State	93	(285)	0
Foreign	106	765	113

Total deferred	1,065	(4,063)	113

Total	$5,468	$1,557	$2,606

The differences between the income tax provisions computed using the statutory federal income tax rate of 34% and the provisions for income taxes reported in the consolidated statements of operations are as follows:

	For the years ended December 31,
	2012	2011	2010
Expected tax at statutory rate	$7,377	$8,775	$4,560
Foreign taxes at other rates	(2,513)	(1,758)	(1,642)
Change in valuation allowance due to:
NOL valuation reserve adjustments	—	(1,639)	(335)
Utilization of NOL carryforwards	(43)	(4,873)	(725)
Generation of NOL carryforwards	—	134	157
Prior year tax adjustments	(19)	171	67
Other, net	666	747	524

Total	$5,468	$1,557	$2,606

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Current deferred tax assets and long-term deferred tax liabilities are presented as separate line items in the balance sheet. Long-term deferred tax assets of $2,565 and $2,874 as of December 31, 2012 and 2011, respectively, are included in other assets, net of accumulated amortization. Current deferred tax liabilities were $543 in 2012 and $269 in 2011 and are included in other accrued liabilities. The deferred income tax balances are comprised of the following:

	As of December 31,
	2012	2011
Deferred tax assets:
U.S. net operating loss carryforwards	$299	$508
Stock and long-term compensation plans	2,410	2,815
Foreign NOL and other carryforwards	2,675	2,502
US state income taxes	285	286
US alternative minimum tax	456	416
Deferred revenue	255	269
Accrued expenses and other	183	548

Total gross deferred tax assets	6,563	7,344
Less: Valuation allowance	(2,284)	(2,088)

Net deferred income tax assets	$4,279	$5,256

Deferred tax liabilities:
Swiss tax allowances	$543	$269
Intangible assets	141	324

Deferred tax liabilities	$684	$593

At December 31, 2012, we had $11,620 of U.S. net operating loss (NOL) carryforwards, of which, $9,093 represents U.S. tax deductions for employee stock option gains, the tax benefit of which, will be credited to additional paid in capital when the NOL carryforwards are utilized. The U.S. loss carryforwards expire in varying amounts beginning in 2022 and continuing through 2032. If certain substantial changes in the company’s ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. NOL carryforwards that could be utilized.

At December 31, 2010, we had a valuation allowance for all our U.S. deferred tax assets totaling $7,252. In 2011, the tax benefit of utilized U.S. NOL carryforwards was $4,816. We determined that it was more likely than not that the remaining U.S. deferred tax assets would be realized and reversed the entire valuation allowance for U.S. deferred tax assets.

At December 31, 2012, we had foreign NOL carryforwards of $5,279 and other foreign deductible carryforwards of $3,491. The foreign NOL carryforwards have no expiration dates and the other deductible carryforwards expire from 2016 to 2019. At December 31, 2012, we had a valuation allowance of $2,284 for certain foreign deferred tax assets.

The net change in the valuation allowance for the years ended December 31, 2012, 2011, and 2010 were an increase of $196 and decreases of $5,625, and $550, respectively. This valuation allowance will be reviewed on a regular basis and adjustments made as appropriate. In addition to the utilization of NOLs in the U.S. and in foreign countries as noted above, the change in the valuation allowance also reflects other factors including, but not limited to, changes in our assessment of our ability to use existing NOLs, changes in currency rates and

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

adjustments to reflect differences between the actual returns filed and the estimates we made at financial reporting dates. The company expects to generate adequate taxable income to realize deferred tax assets in foreign jurisdictions where no valuation reserve exists.

The company has not provided deferred U.S. taxes on its unremitted foreign earnings because it considers them to be permanently invested. The unremitted foreign earnings are estimated to be $108,000 at December 31, 2012.

We had no accrued interest or penalties for income tax liabilities at December 31, 2012. Our policy is to record interest expense and penalties on income taxes as income tax expense.

ASC 740-10, Accounting for Uncertainty in Income Taxes sets a “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions. We have identified one such exposure concerning cost allocations related to the implementation of our worldwide strategy related to the ownership of our intellectual property for which we had a reserve of $560 and $470 at December 31, 2012 and 2011, respectively. The reserve is an offset to our U.S. deferred tax asset.

Our primary tax jurisdictions and the earliest year for which tax returns are subject to audit are presented in the following table. VASCO Data Security is abbreviated as “VDS”.

Australia	VDS Pty. Ltd.	2005
Austria	VDS Austria	2004
Belgium	VDS NV	2008
Belgium	VDS Europe NV	2008
Belgium	Lintel	2008
Belgium	Able NV	2006
Netherlands	VDS BV	2007
Singapore	VDS Asia Pacific	2007
Switzerland	VDS International GmbH	2006
United States	VDS International, Inc.	2005

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

Deferred warranty revenue at December 31, 2012, which will be recognized as revenue, is as follows:

Year	Amount
2013	$35
2014	28
2015	26
2016	9
2017	5

Total	$103

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

We maintain a reserve for the potential cost of future warranty claims related to products sold and recognized in revenue. The reserve is included in accrued expenses. Activity in the warranty reserve account during the three years ended December 31, 2012 was as follows:

	2012	2011	2010
Balance, beginning of period	$36	$61	$150
Provision for warranty claims	139	59	105
Product or cash issued to settle claims	(130)	(84)	(194)

Balance, end of period	$45	$36	$61

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

As of December 31, 2012, the number of shares allowed to be issued under the 2009 Equity Plan was 6,633 shares of the company’s common stock, representing 16.9% of the issued and outstanding shares of the company as of such date.

The following table summarizes compensation expense recorded under the two plans.

	2012	2011	2010
Compensation expense included in income:
Stock Option	$—	$—	$—
Restricted stock	2,804	3,140	1,054
Long-term compensation plan	922	2,977	(33)

Total expense	$3,726	$6,117	$1,021

Stock Options

We have not granted stock options since 2005; however, compensation expense was recognized for the unvested options as required by ASC 718-10. This statement requires the company to estimate the fair value of stock options granted and to record compensation expense equal to the estimated fair value. The fair value of stock options at the date of grant is estimated using the Black-Scholes option pricing model, with the expected

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

life adjusted to reflect the effect of post-vesting restrictions. This compensation expense was recorded on a straight-line basis over the vesting period of the options. The vesting period for all granted options concluded prior to 2010. Accordingly, there is no expense related to stock options recorded for the three years ended December 31, 2012.

All options granted under the 1997 Compensation Plan were issued with a strike price equal to market value on the date of grant, with terms of six to ten years and vesting periods ranging from one to five years. The company may issue new shares or treasury shares for option exercises. The following table summarizes option activity for the year ended December 31, 2012. All options outstanding at December 31, 2012, 2011, and 2010 were fully vested.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,028	$2.66	1.05	$3,968
Exercised	(602)	2.78		3,146
Expired	(127)	2.51

Outstanding at December 31, 2012	299	2.49	1.00	1,695

At December 31, 2012:
Fully vested, exercisable options	299	$2.49	1.00	$1,695

Exercise of options to purchase 602 shares resulted in the issuance of 444 shares, net of shares withheld in satisfaction of exercise price and mandatory minimum tax withholdings.

The intrinsic value of options exercised and the fair value of shares vested over the last three years were:

	2012	2011	2010
Intrinsic value of options exercised	$3,146	$1,094	$2
Fair value of shares vested	0	0	0

Time-Based Restricted Stock

Time-based restricted stock awards were granted to executive officers, employees and non-employee directors. Awards to non-employee directors vest on the first anniversary date of the grant. Awards to executive officers and employees vest annually over three or four year periods. Shares are subject to forfeiture if the service period requirement is not met. Compensation expense equal to the market value of the stock on the grant date is recorded on a straight-line basis over the vesting period as required by ASC 718-10. Compensation expense was $1,849, $1,415, and $905, for 2012, 2011, and 2010. The following table summarizes the time-based restricted stock activity for the year ended December 31, 2012:

	Shares	Weighted average remaining term (years)	Aggregate intrinsic value
Outstanding at January 1, 2012	505	2.48	$3,295
Shares vested	(190)		1,534
Shares awarded	229		1,793

Outstanding at December 31, 2012	544	2.21	4,436

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

The unamortized future compensation expense for time-based restricted stock awards was $2,671 at December 31, 2012.

Performance-Based Restricted Stock

Performance-based restricted stock awards were granted to executive officers and employees and are earned over a three or four year period. Awards are variable subject to achievement of company performance targets established by the Board of Directors. For awards granted in 2012 performance targets relate to the results of our services platform. For 2011, performance targets relate to earnings per share and revenues for the respective year. For awards granted in 2010, performance targets relate to three year cumulative earnings per share.

The estimated number of shares to be earned from awards granted in 2012, 2011, and 2010 were 0, 276, and 221, respectively. Compensation expense, equal to the market value of the stock on the grant date, is recorded on a straight-line basis over the vesting period at the performance level deemed probable, as required by ASC 718-10. Compensation expense in 2012, 2011, and 2010 was $956, $1,725, and $149. Unamortized future compensation expense for performance-based restricted stock was $1,200 at December 31, 2012.

The following table summarizes activity related to unvested performance restricted stock shares during 2012:

	Shares	Weighted average remaining term (years)	Aggregate intrinsic value
Outstanding at January 1, 2012	534	1.91	$3,482
Shares vested	(136)		1,273
Shares awarded	123		812

Outstanding at December 31, 2012	521	1.37	4,255

Included in shares outstanding at January 1, 2012 are 339 shares issued during 2012 comprised of 136 shares vested and 203 shares earned and not yet vested.

Long-term Incentive Compensation

During 2012 and 2010 long-term incentive awards were granted to key employees, other than named executive officers. Awards are variable subject to achievement of company performance targets established by the Board of Directors. For awards granted in 2012, performance targets relate to the results of our services platform. For awards granted in 2010, performance targets relate to three year cumulative earnings per share.

Awards are designated in U.S. Dollars however, at the option of the company, may be paid in our common stock. If paid in stock, the corresponding number of unrestricted shares will be issued to recipients based on the stock price on the date the awards are earned. Compensation expense equal to the award level deemed probable is recorded on a straight-line basis over the vesting period as required by ASC 718-10. At December 31, 2012, $0, and $2,424 have been accrued for the 2012 and 2010 awards, respectively.

Employees forfeit awards if they terminate employment prior to the completion of the performance period. Expensed amounts are reported as liabilities on the balance sheet. The unamortized future compensation expense for the long-term incentive awards was $0 at December 31, 2012.

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

	For the years ended December 31,
	2012	2011	2010
Net income-continuing operations	$16,229	$24,251	$10,806
Net (loss)-discontinued operations	(630)	(6,118)	0

Net income	$15,599	$18,133	$10,806

Weighted average common shares outstanding
Basic	38,068	37,555	37,413
Incremental shares with dilutive effect:
Stock options	422	824	778
Restricted stock awards	187	189	50

Diluted	38,677	38,568	38,241

Basic income (loss) per share
Continuing Operations	$0.43	$0.65	$0.29
Discontinued Operations	(0.02)	(0.16)	0.00

Total Net income per share	$0.41	$0.48	$0.29

Diluted income (loss) per share
Continuing Operations	$0.42	$0.63	$0.28
Discontinued Operations	(0.02)	(0.16)	0.00

Total Net income per share	$0.40	$0.47	$0.28

Note 11 – Employee Benefit Plan

We maintain a defined contribution pension plan for our U.S. employees established pursuant to the provisions of Section 401(k) of the Internal Revenue Code, which provides benefits for eligible employees of the company and allow us to match employee contributions. For the years ended December 31, 2012, 2011, and 2010, we contributed $111, $100, and $72, respectively, to this plan as matching contributions.

We also maintain a pension plan for our Belgian employees, in compliance with Belgian law. The plan is a defined contribution plan, but has a minimum return guarantee under Belgian law. Returns guaranteed by the pension plan administrator are essentially equal to the legal requirement. For the years ended December 31, 2012, 2011, and 2010, the company contributed $542, $515, and $470, respectively, to the plan.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Note 12 – Geographic, Customer and Supplier Information

We classify our sales by our customers’ locations in four geographic regions: 1) EMEA, which includes Europe, the Middle East and Africa; 2) the United States, which for our purposes includes sales in Canada; 3) Asia Pacific Rim; and 4) Other Countries, including Australia, Latin America and India. Information regarding geographic areas for the years ended December 31, 2012, 2011, and 2010 is as follows:

	Europe, Middle East, Africa (EMEA)	United States	Asia Pacific	Other Countries	Total
2012
Revenue	$94,992	$11,143	$32,783	$15,111	$154,029
Gross profit	61,367	8,842	17,178	12,178	99,565
Long-lived assets	21,857	2,470	16	163	24,506
2011
Revenue	$111,575	$16,025	$14,738	$25,744	$168,082
Gross profit	69,324	11,949	7,536	19,303	108,112
Long-lived assets	25,149	967	10	165	26,291
2010
Revenue	$72,694	$9,912	$10,860	$14,497	$107,963
Gross profit	50,950	7,683	6,078	11,255	75,966
Long-lived assets	18,685	730	17	147	19,579

For the years 2012, 2011, and 2010, our top 10 customers contributed 37%, 47%, and 37%, respectively, of total worldwide revenue. In 2012, 2011 and 2010, one customer accounted for approximately 10%, 17% and 11%, respectively, of total revenue.

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

Note 13 – Commitments and Contingencies

The company leases office space and automobiles under operating lease agreements expiring at various times through 2018. Future minimum rental payments required under non-cancelable leases are as follows:

Year	Amount
2013	$3,371
2014	2,864
2015	2,575
2016	1,931
2017	1,487
Thereafter	165

Total	$12,393

Rent expense under operating leases aggregated $3,340, $3,282, and $2,540 for the years ended December 31, 2012, 2011, and 2010, respectively. Rent expense is recorded on a straight-line basis over the life of the lease agreement.

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

We include various types of indemnification clauses in our agreements. These indemnifications may include, but are not limited to, infringement claims related to our intellectual property, direct damages and consequential damages. The type and amount of such indemnifications vary substantially based on our assessment of risk and reward associated with each agreement. We believe the estimated fair value of these indemnification clauses is minimal and there have been no previous indemnification claims, and we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. We have no liabilities recorded for these clauses as of December 31, 2012.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Note 14 – Quarterly Results of Operations (unaudited)

The quarterly results of operations are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Net sales	$32,258	$46,642	$36,292	$38,837
Gross profit	21,878	29,451	23,855	24,382
Operating expenses	19,663	20,454	17,579	20,843
Operating income	2,215	8,997	6,276	3,539
Income from Continuing Operations	1,994	7,398	4,682	2,154
Income from Discontinued Operations	(84)	(236)	(173)	(137)
Net income	1,910	7,162	4,509	2,017
Basic income/(loss) per share:
Continuing Operations	$0.05	$0.19	$0.12	$0.05
Discontinued Operations	0.00	(0.01)	0.00	0.00

Total Net income per share	$0.05	$0.18	$0.12	$0.05

Diluted income/(loss) per share:
Continuing Operations	$0.05	$0.19	$0.12	$0.05
Discontinued Operations	0.00	(0.01)	0.00	0.00

Total Net income per share	$0.05	$0.18	$0.12	$0.05

2011
Net sales	$36,065	$42,103	$41,385	$48,528
Gross profit	22,627	25,706	27,752	32,026
Operating expenses	18,439	21,648	20,316	22,944
Operating income	4,189	4,058	7,436	9,082
Income from Continuing Operations	3,647	3,339	5,927	11,338
Income from Discontinued Operations	(1,147)	(718)	(3,691)	(561)
Net income	2,500	2,621	2,236	10,777
Basic income/(loss) per share:
Continuing Operations	$0.10	$0.09	$0.16	$0.30
Discontinued Operations	(0.03)	(0.02)	(0.10)	(0.01)

Total Net income per share	$0.07	$0.07	$0.06	$0.29

Diluted income/(loss) per share:
Continuing Operations	$0.09	$0.09	$0.15	$0.29
Discontinued Operations	(0.03)	(0.02)	(0.09)	(0.01)

Total Net income per share	$0.06	$0.07	$0.06	$0.28

Due to rounding in earnings per share, the sum of the quarters may not be equal to the full year.

SCHEDULE II

VASCO DATA SECURITY INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
	Beginning balance	Bad debt expense/ (recovery)	Foreign currency translation	Accounts written off	Ending balance
Allowance for doubtful accounts for trade accounts receivable
Year ended December 31, 2012	$1,585	290	19	0	$1,894
Year ended December 31, 2011	$1,274	333	(22)	0	$1,585
Year ended December 31, 2010	$1,201	114	(36)	(5)	$1,274

See accompanying independent auditors’ report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2013.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 8, 2013.

POWER OF ATTORNEY

Each of the undersigned, in his capacity as an officer or director, or both, as the case may be, of VASCO Data Security International, Inc. does hereby appoint T. Kendall Hunt, and each of them severally, his true and lawful attorneys or attorney to execute in his name, place and stead, in his capacity as director or officer, or both, as the case may be, this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and any and all amendments thereto and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission. Each of said attorneys shall have power to act hereunder with or without the other attorney and shall have full power and authority to do and perform in the name and on behalf of each of said directors or officers, or both, as the case may be, every act whatsoever requisite or necessary to be done in the premises, as fully and to all intents and purposes as to which each of said officers or directors, or both, as the case may be, might or could do in person, hereby ratifying and confirming all that said attorneys or attorney may lawfully do or cause to be done by virtue hereof.

SIGNATURE	TITLE

/s/ T. Kendall Hunt T. Kendall Hunt	Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Jan Valcke Jan Valcke	President and Chief Operating Officer (Principal Operating Officer)

/s/ Clifford K. Bown Clifford K. Bown	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ Michael P. Cullinane Michael P. Cullinane	Director

/s/ Jean K. Holley Jean K. Holley	Director

/s/ John R. Walter John R. Walter	Director

/s/ John N. Fox, Jr. John N. Fox, Jr.	Director

/s/ Matthew Moog Matthew Moog	Director