Form 10-Q
period 2013-03-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2013-05-03
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

There were 39,491,902 shares of Common Stock, $.001 par value per share, outstanding at April 26, 2013.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended March 31, 2013

This report may contain trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, DIGIPASS, Digipass as a Service (DPS), MYDIGIPASS.COM, VACMAN, aXsGUARD and IDENTIKEY.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$104,644	$106,469
Accounts receivable, net of allowance for doubtful accounts of $818 in 2013 and $1,894 in 2012	26,268	27,574
Inventories	21,688	18,675
Prepaid expenses	1,943	1,896
Foreign sales tax receivable	849	415
Deferred income taxes	626	1,714
Other current assets	344	41
Assets of discontinued operations	2,184	2,651

Total current assets	158,546	159,435
Property and equipment:
Furniture and fixtures	4,922	5,035
Office equipment	8,748	8,718

	13,670	13,753
Accumulated depreciation	(9,946)	(9,701)

Property and equipment, net	3,724	4,052
Goodwill, net of accumulated amortization	12,781	13,176
Intangible assets, net of accumulated amortization	6,147	6,507
Other assets, net of accumulated amortization	3,557	3,336

Total assets	$184,755	$186,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,846	$7,765
Deferred revenue	9,411	8,146
Accrued wages and payroll taxes	6,966	6,212
Income taxes payable	—	378
Other accrued expenses	4,012	3,688
Deferred compensation	—	2,424
Liabilities of discontinued operations	385	1,335

Total current liabilities	27,620	29,948
Deferred revenue	90	97
Deferred income taxes	131	141

Total liabilities	27,841	30,186

Stockholders’ equity
Common stock: $.001 par value per share, 75,000 shares authorized; 39,492 and 39,205 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	39	39
Preferred stock: 500 shares authorized, none issued and outstanding at March 31, 2013 or December 31, 2012	—	—
Additional paid-in capital	75,031	74,965
Accumulated income	84,043	81,256
Accumulated other comprehensive income	(2,199)	60

Total stockholders’ equity	156,914	156,320

Total liabilities and stockholders’ equity	$184,755	$186,506

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2013	2012
Net revenue	$35,365	$32,258
Cost of goods sold	12,278	10,380

Gross profit	23,087	21,878
Operating costs:
Sales and marketing	9,631	9,407
Research and development	4,847	4,702
General and administrative	5,453	5,075
Amortization of purchased intangible assets	441	479

Total operating costs	20,372	19,663

Operating income	2,715	2,215
Interest income, net	42	77
Other income (expense), net	149	232

Income from continuing operations before income taxes	2,906	2,524
Provision for income taxes	494	530

Net income from continuing operations	2,412	1,994
Income (loss) from discontinued operations	374	(84)

Net income	$2,786	$1,910

Net income per share:
Basic income (loss) per share
Continuing	$0.06	$0.05
Discontinued	0.01	(0.00)

Total	$0.07	$0.05

Diluted income (loss) per share
Continuing	$0.06	$0.05
Discontinued	0.01	(0.00)

Total	$0.07	$0.05

Weighted average common shares outstanding:
Basic	38,687	37,690

Diluted	39,064	38,352

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended
	March 31,
	2013	2012
Net income	$2,786	$1,910
Other comprehensive income—Cumulative translation adjustment	(2,259)	2,087

Comprehensive income	$527	$3,997

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income from continuing operations	$2,412	$1,994
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	873	939
Deferred tax expense	687	758
Stock-based compensation	754	1,078
Changes in assets and liabilities:
Accounts receivable, net	712	9,323
Inventories	(3,013)	(3,534)
Foreign sales tax receivable	(430)	400
Other current assets	(374)	(1,146)
Accounts payable	(855)	576
Income taxes payable	(356)	(1,995)
Accrued expenses	1,134	510
Deferred compensation	(2,424)	(303)
Deferred revenue	1,300	(602)

Net cash provided by operating activities of continuing operations	420	7,998

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(129)	(245)
Additions to intangible assets	(67)	(60)
Other assets	283	14

Net cash provided by (used in) investing activities of continuing operations	87	(291)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options	6	97
Tax payments for restricted stock issuances	(693)	—

Net cash provided by (used in) financing activities of continuing operations	(687)	97

Cash flows used in discontinued operations:
Net cash provided by (used in) operating activities of discontinued operations	(164)	(336)

Net cash provided by (used in) discontinued operations	(164)	(336)

Effect of exchange rate changes on cash	(1,481)	1,412
Net increase (decrease) in cash	(1,825)	8,880
Cash and equivalents, beginning of year	106,469	84,497

Cash and equivalents, end of period	$104,644	$93,377

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

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

VASCO Data Security International, Inc. and its wholly owned subsidiaries design, develop, market and support hardware and software security systems that manage and secure access to information assets. VASCO has operations in Austria, Australia, Belgium, Brazil, China, France, India, Japan, The Netherlands, Singapore, Switzerland, the United Arab Emirates, the United Kingdom, and the United States (U.S.).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of VASCO Data Security International, Inc. and its subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

During 2011, our wholly-owned Dutch subsidiary, DigiNotar B.V., was declared bankrupt. The court-appointed trustee is responsible for the business activities, administration and liquidation of DigiNotar B.V. Accordingly, related assets, liabilities and activities are reflected in discontinued operations.

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

For the three months ended March 31, 2013, foreign currency transactions resulted in losses of $92, compared to gains of $95 for the same period in 2012.

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 985-605, Software – Revenue Recognition, ASC 985-605-25, Revenue Recognition – Multiple Element Arrangements, and Staff Accounting Bulletin 104.

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

In multiple-element arrangements that include a hardware client device, we allocate the selling price among all elements, delivered and undelivered, based on our internal price lists and the percentage of the selling price of that element, per the price list, to the total of the estimated selling price of all of the elements per the price list. Our internal price lists for both delivered and undelivered elements were determined to be reasonable estimates of the selling price of each element based on a comparison of actual sales made to the price list for each item delivered and to vendor specific objective evidence (“VSOE”) for undelivered items.

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

In multiple-element arrangements that include a software client device, we account for each element under the standards of ASC 985-605 related to software. When software client device and host software are delivered elements, we use the Residual Method (ASC 605-25) for determining the amount of revenue to recognize for token and software licenses if we have VSOE for all of the undelivered elements. Any discount provided to the customer is applied fully to the delivered elements in such an arrangement. VSOE of fair value of PCS agreements is based on customer renewal transactions for the initial two years on a worldwide basis. In sales arrangements where VSOE of fair value has not been established, revenue for all elements is deferred and amortized over the life of the arrangement.

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for goods and services. We analyze accounts receivable balances, customer credit-worthiness, current economic trends and changes in our customer payment timing when evaluating the adequacy of the allowance for doubtful accounts. The allowance is based on a specific review of all significant past-due accounts. If the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Software Development Costs

We capitalize software development costs in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. No software development costs were capitalized during the three months ended March 31, 2013.

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

Fair Value of Financial Instruments

At March 31, 2013 and December 31, 2012, our financial instruments were cash equivalents, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined using level one inputs as defined in ASC 820, Fair Value Measurements and Disclosures. The fair values of the financial instruments were not materially different from their carrying amounts at March 31, 2013 and December 31, 2012.

Accounting for Leases

All of our leases are operating leases. Rent expense on facility leases is charged evenly over the life of the lease, regardless of the timing of actual payments.

Stock-Based Compensation

We have stock-based employee compensation plans, described in Note 9. ASC 718-10, Stock Compensation requires us to estimate the fair value of restricted stock granted to employees, directors and others and to record compensation expense equal to the estimated fair value. Compensation expense is recorded on a straight-line basis over the vesting period.

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

	March 31 2013	December 31, 2012
Accounts receivable	$27,086	$29,468
Allowance for doubtful accounts	(818)	(1,894)

Accounts receivable, net	$26,268	$27,574

Note 3 – Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the FIFO method.

Inventories are comprised of the following:

	March 31, 2013	December 31, 2012
Component parts	$9,456	$6,613
Work-in-process and finished goods	12,232	12,062

Total	$21,688	$18,675

Note 4 – Discontinued Operations

During 2011, our wholly-owned Dutch subsidiary, DigiNotar B.V., was declared bankrupt. The court-appointed trustee is responsible for the business activities, administration and liquidation of DigiNotar B.V. Accordingly, related assets, liabilities and activities are reflected in discontinued operations.

The income (loss) from discontinued operations, net of tax, for the three months ended March 31, 2013 and 2012 was $374 and (84), respectively. As of March 31, 2013, estimated amounts to settle certain discrete claims and balances due to and due from DigiNotar were reassessed resulting in a gain, net of tax, of $485.

At March 31, 2013 and December 31, 2012, assets of discontinued operations and liabilities of discontinued operations consist of the following:

	March 31, 2013	December 31, 2012
Contingent consideration due from escrow	$1,836	$1,851
Due from DigiNotar net of allowance for doubtful account of $952	—	423
Income taxes receivable	348	377

Assets of discontinued operations	$2,184	$2,651

Due to DigiNotar	$320	$1,301
Accrued professional fees	65	34

Liabilities of discontinued operations	$385	$1,335

Note 5 – Goodwill

Goodwill activity for the three months ended March 31, 2013 consisted of the following:

Net balance at December 31, 2012	$13,176
Additions	—
Net foreign currency translation	(395)

Net balance at March 31, 2013	$12,781

Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuations.

Note 6 – Intangible Assets

Intangible asset activity for the three months ended March 31, 2013 is detailed in the following table.

	Capitalized Technology	Patents & Trademarks	Other	Total Intangible Assets
Net balance at December 31, 2012	$4,847	$1,642	$18	$6,507
Additions-Other	—	81	—	81
Net foreign currency translation	1	(1)	—	—
Amortization expense	(419)	(17)	(5)	(441)

Net balance at March 31, 2013	$4,429	$1,705	$13	$6,147

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations.

Note 7 – Income Taxes

Our effective tax rate for 2013 is expected to be 17%. This is lower than the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates. The expected tax rate for 2012 was 21% in the first quarter. The tax rate in the first quarter of 2012 also benefited from income in foreign jurisdictions taxed at lower rates.

At December 31, 2012, we had $11,620 of U.S. net operating loss (“NOL”) carryforwards, of which $9,093 represented U.S. tax deductions for employee stock option gains, the tax benefit of which will be credited to additional paid in capital when the NOL carryforwards are utilized. The U.S. NOL carryforwards expire in varying amounts beginning in 2022 and continuing through 2032. If certain substantial changes in the company’s ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. NOL carryforwards that could be utilized.

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

The activity in our warranty liability was as follows:

	Three months ended March 31,
	2013	2012
Balance, beginning of period	$45	$36
Provision for claims	31	80
Product or cash issued to settle claims	(30)	(20)

Balance, end of period	$46	$96

At March 31, 2013, deferred revenue from extended warranties was $93.

Note 9 – Long-Term Compensation Plan and Stock Based Compensation

Under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan (“2009 Equity Incentive Plan”), we awarded 266 shares of restricted stock in the first quarter of 2013 consisting of 122 unissued shares subject to future performance criteria and 144 issued shares. The market value of the 144 issued restricted shares of $1,096 at the date of grant is being amortized over the respective vesting periods of one to four years. The market value of the 122 unissued shares subject to performance criteria of $931 at the date of grant is being amortized over the four-year vesting period.

The following table details long-term compensation plan and stock-based compensation expense for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Restricted stock	$754	$849
Long-term compensation plan	—	229

Total Non-Cash Compensation	$754	$1,078

Note 10 – Common Stock and Earnings per Share

In connection with the 2009 Equity Incentive Plan, during the three months ended March 31, 2013, we issued 144 shares of restricted common stock for awards granted in the first quarter of 2013 and 134 shares of unrestricted common stock related to performance awards granted in prior years.

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three months ended March 31, 2013 and 2012 follow:

	Three months ended March 31,
	2013	2012
Net income—continuing operations	$2,412	$1,994
Net income (loss)—discontinued operations	374	(84)

Net income	$2,786	$1,910

Weighted average common shares outstanding
Basic	38,687	37,690
Incremental shares with dilutive effect:
Stock options	199	536
Restricted stock awards	178	126

Diluted	39,064	38,352

Basic income (loss) per share
Continuing operations	$0.06	$0.05
Discontinued operations	0.01	(0.00)

Total net income per share	$0.07	$0.05

Diluted income (loss) per share
Continuing operations	$0.06	$0.05
Discontinued operations	0.01	(0.00)

Total net income per share	$0.07	$0.05

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except headcount, ratios, time periods and percents)

Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “VASCO”, “company”, “we”, “our”, and “us” refer to VASCO Data Security International, Inc. and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended concerning, among other things, our expectations regarding the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and services and the anticipated future growth in certain markets in which we currently market and sell our products and services or anticipate selling and marketing our products or services in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect”, “believe”, “will”, “anticipate”, “emerging”, “intend”, “plan”, “could”, “may”, “estimate”, “should”, “objective”, “goal”, “possible”, “potential” and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors have been described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2012 and include, but are not limited to, (a) risks of general market conditions, including currency fluctuations and the uncertainties resulting from turmoil in world economic and financial markets, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasingly sophisticated hacking attempts, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, and changing government regulations, and (c) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements. Except for our ongoing obligations to disclose material information as required by the U.S. federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

General

The following discussion is based upon our consolidated results of operations for the quarters ended March 31, 2013 and 2012 (percentages in the discussion, except for returns on average net cash balances, are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We design, develop, market and support open standards-based hardware and software security systems that manage and secure access to information assets. We also design, develop, market and support patented strong user authentication products and services for e-business and e-commerce. Our products enable secure financial transactions to be made over private enterprise networks and public networks, such as the Internet. Our strong user authentication is delivered via our hardware and software DIGIPASS security products (collectively “DIGIPASSES”), many of which incorporate an electronic and digital signature capability, which further protects the integrity of electronic transactions and data transmissions. Some of our DIGIPASSES are compliant with the Europay MasterCard Visa (“EMV”) standard and are compatible with MasterCard’s and VISA’s Chip Authentication Program (“CAP”). Some of our DIGIPASSES comply with the Initiative for Open Authentication (“OATH”). As evidenced by our current customer base, most of our products are purchased by companies and, depending on the business application, are distributed to either their employees or their customers. Those customers may be other businesses or, as an example in the case of Internet banking, our customer banks’ corporate and retail customers. In future years, we expect that our customers will increasingly use our cloud-based service offering, DIGIPASS as a Service (“DPS”) or MYDIGIPASS.COM (“MDPC”) or together (“DPS/MDPC”) as described below.

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

We offer our products either through: (a) a product sales and licensing model; or (b) through our services platform, which includes both our DPS product offering, which was first made available in the fourth quarter of 2010, and our MDPC product offering, which was introduced in April 2012. DPS/MDPC is our cloud-based authentication platform. Our product license and sales model is expected to be used in situations where the application owner wants to control all of the critical aspects of the authentication process. We expect that our services platform will be used by: (a) companies lacking technical resources or expertise to implement a full authentication process or prefering to focus their primary attention on other aspects of their business rather than on the authentication process or (b) consumers that are aware of the dangers posed by identity theft.

By using our DPS authentication platform, business customers can deploy two-factor authentication more quickly, incur less upfront costs and be able to use strong authentication when logging onto a larger number of internet sites and applications. We expect those applications using DPS to include B2B applications and B2E applications (e.g., employees of companies logging into third party applications operated in the cloud). We believe that corporations or application service providers will pay us a fee based on either the number of users accessing their application through our platform or the number of authentication clicks consumed by their users when accessing their application.

By using our MDPC platform, consumers using B2C applications will have convenient access to those applications with increased security. We expect that we will earn commissions from various vendors for purchases made by consumers using our platform.

While there were minimal revenues generated from DPS/MDPC to date, we expect that DPS/MDPC will start making a contribution in 2013. We believe that DPS/MDPC has the potential for significant future growth as it will make two-factor authentication more affordable and readily available to users and application markets.

Comparison of Results for the Three Months Ended March 31, 2013 and 2012

Industry Growth: We do not believe that there are any accurate measurements of the total industry’s size or the industry’s growth rate. We believe, however, that the industry using our product sales and licensing model will grow at a significant rate as the use of the internet increases and the awareness of the risks of using the internet become more prevalent among application owners. We also believe that a market will develop for our cloud-based service offering and grow at a significant rate as business owners and consumers become more aware of the risks involved in conducting business over the internet. We expect that growth will be driven by new government regulations, growing awareness of the impact of identity theft, and the growth in commerce that is transacted electronically. The issues driving the growth are global issues and the rate of adoption in each country is a function of that country’s culture, the competitive position of businesses operating in that country, the country’s overall economic conditions and the degree to which businesses and consumers within the country use technology.

Economic Conditions: Our revenue may vary significantly with changes in the economic conditions in the countries in which we currently sell products. With our current concentration of revenue in Europe and specifically in the banking/finance vertical market, significant changes in the economic outlook for the European banking market may have a significant effect on our revenue.

There continues to be significant global economic uncertainty, including Europe, our most important market. While it appears that circumstances that led to the sovereign debt crisis abated in 2012, many significant economic issues have not been addressed fully. As a result, we expect that Europe will continue to face difficult economic conditions in 2013. We expect that the current economic conditions in Europe will limit our growth opportunities in the Enterprise and Application Security market, but not have a significant impact on the Banking market. Should the sovereign debt issue escalate, especially to the point that a country defaults on its debt or the European Union, or Euro Monetary Union, either disbands or is re-formulated, we expect that the resulting economic difficulties would have a major negative impact on the global economy, not just the economies of Western Europe, and our business.

We do not believe, however, that the uncertainty surrounding the sovereign debt issue had a measureable negative impact on our business in the first quarter of 2013 or 2012 and we do not expect that it will significantly reduce our business opportunities in the banking market for the remainder of 2013.

In the first quarter of 2013, revenue from our Europe, Middle East and Africa (“EMEA”) region, which accounted for 62% of our consolidated revenues for the first quarter of 2013, increased 14% when compared to the first quarter of 2012. We believe that the increase in revenues in the first quarter of 2013 compared to the first quarter of 2012 was not due to a change in the economic environment, but primarily reflected the timing of when orders are received and goods are shipped. While we entered 2013 with a higher backlog of orders than in 2012, our intake of new customer orders in 2013 has been weaker than in the same period in 2012, but comparable to the first quarter of 2011.

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

A cyber incident in the future could substantially impair our ability to grow the business and we could suffer significant monetary and other losses and significant reputational harm.

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

Income Taxes: Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). All our IP is owned by two subsidiaries, one in the U.S. and one in Switzerland. These two subsidiaries have entered into agreements with most of the other VASCO entities under which those other entities provide services to our U.S. and Swiss subsidiaries on either a percentage of revenue or on a cost plus basis or both. Under this structure, the earnings of our service provider subsidiaries are relatively constant. These service provider companies tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings tend to flow to the U.S. and Swiss companies. Earnings flowing to the U.S. company are expected to be taxed at a rate of 35% to 40%, while earnings flowing to the Swiss company are expected to be taxed at a rate ranging from 8% to 12%.

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

The geographic mix of earnings of our foreign subsidiaries will primarily depend on the level of our service provider subsidiaries’ pretax income, which is recorded as an expense by the U.S. and Swiss subsidiaries that own the IP and the benefit that is realized in Switzerland through the sales of product. The level of pretax income in our service provider subsidiaries is expected to vary based on:

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

In addition to the provision of services, the intercompany agreements transfer the majority of the business risk to our U.S. and Swiss subsidiaries. As a result, the pretax income of the contracting subsidiaries providing services is reasonably assured while the pretax income of the U.S. and Swiss subsidiaries varies directly with our overall success in the market.

For 2013, we expect that our tax rate will be lower than in 2012 as growth in earnings of the Swiss company are expected to exceed the growth in earnings of the U.S. company, in part due to the fact that the final buy-in payments related to the original purchase of the IP were completed in 2012 (i.e., taxable income will decrease in the higher tax rate jurisdictions and increase in the lower tax rate jurisdictions as the Swiss and U.S. subsidiaries no longer make payments to the higher rate foreign countries related to the original purchase of the IP). The actual tax rate for 2013, however, will be determined based on the geographic location of earnings in 2013.

Currency Fluctuations: In both the first quarter of 2013 and 2012, approximately 91% of our revenue was generated outside the United States. In addition, in the first quarter of 2013 and 2012, approximately 80% and 79%, respectively, of our operating expenses were generated/incurred outside of the United States. As a result, changes in currency exchange rates, especially from the Euro to U.S. Dollar, can have a significant impact on revenue and expenses.

In general, to minimize the net impact of currency fluctuations on operating income, we attempt to denominate an amount of billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency. We expect that changes in currency rates may also impact our future results if we are unable to match amounts of revenue with our operating expenses in the same currency. If the amount our revenue in Europe denominated in Euros continues as it is now or declines, we do not expect that we will be able to balance fully the exposures of currency exchange rates on revenue and operating expenses.

The U.S. Dollar, on average, weakened by approximately 1% against the Euro and strengthened approximately 2% against the Australian Dollar for the quarter ended March 31, 2013, as compared to the same period in 2012. We estimate that the change in currency rates in 2013 compared to 2012 resulted in a decrease in revenue of approximately $77 for the quarter ended March 31, 2013, compared to the same period in 2012 and an increase in operating expenses of approximately $88 for the quarter ended March 31, 2013, compared to the same period in 2012.

The financial position and the results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland and Singapore, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates generated other comprehensive loss of $2,259 in the first quarter of 2013 and other comprehensive income of $2,087 in the first quarter of 2012. These amounts are included as a separate component of stockholders’ equity. The functional currency for both our subsidiaries in Switzerland and Singapore is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other non-operating income (expense). Foreign exchange transaction losses aggregating $92 in the first quarter of 2013 compare to gains of $95 in the first quarter of 2012.

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

		United	Asia	Other
	EMEA	States	Pacific	Countries	Total
Three months ended March 31:
Total Revenue:
2013	$22,017	$3,026	$4,687	$5,635	$35,365
2012	19,377	2,926	6,552	3,403	32,258
Percent of Total:
2013	62%	9%	13%	16%	100%
2012	60%	9%	20%	11%	100%

Total revenue in the first quarter of 2013 increased $3,107 or 10% from first quarter of 2012. The increase in total revenue reflected a 19% increase in revenue from the Banking market, partially offset by a 21% decrease in revenues from the Enterprise and Application Security markets. Please see the discussion below under “Revenue by Target Market” for additional information regarding the changes in revenue from the Banking and the Enterprise and Application Security markets.

Revenue generated in EMEA for the first quarter of 2013 was $2,640 or 14% higher in the first quarter of 2013 than in the first quarter of 2012. The increase reflected an increase of approximately 21% in revenue from the Banking market, partially offset by a decrease of 9% in revenue from the Enterprise and Application Security market.

Revenue generated in the United States for the first quarter of 2013 was $100 or 3% higher in the first quarter of 2013 than in the first quarter of 2012. The increase reflected an increase of approximately 19% in revenue from the Banking market, partially offset by a decrease of 25% in revenue from the Enterprise and Application Security market. The U.S. market continues to defer the adoption of two-factor authentication for retail internet banking applications. The results in the U.S. also reflect strong competition, especially in the Enterprise and Application Security market.

Revenue generated in Asia Pacific for the first quarter of 2013 was $1,865 or 29% lower in the first quarter of 2013 than in the first quarter of 2012. The decrease reflected a decrease of approximately 32% in revenue from the Banking market, partially offset by an increase of 34% in revenue from the Enterprise and Application Security market. We believe the region offers opportunities for future growth as our sales offices in Japan and Beijing mature and the two-factor authentication market expands.

Revenue generated in Other Countries for the first quarter of 2013 was $2,233 or 66% higher in the first quarter of 2013 than in the first quarter of 2012. The increase reflected an increase of approximately 151% in revenue from the Banking market, partially offset by a decrease of 80% in revenue from the Enterprise and Application Security market. We expect that revenue from other countries will be more volatile than our other regions given the earlier stage of development of the authentication market in those countries. VASCO, however, plans to continue to invest in new markets based on our estimates of the market’s demand for strong user authentication.

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

		Enterprise &
		Application
	Banking	Security	Total
Three months ended March 31:
Total Revenue:
2013	$29,440	$5,925	$35,365
2012	24,740	7,518	32,258
Percent of Total:
2013	83%	17%	100%
2012	77%	23%	100%

Revenue in the first quarter of 2013 from the Banking market increased $4,700, or 19%, compared to the first quarter of 2012 and revenue from the Enterprise and Application Security market decreased $1,593, or 21%, in the same period.

The increase in the Banking market reflects an increase in both hardware and non-hardware products sold. The decrease in revenue from the Enterprise and Application Security market reflects a decline in both hardware and non-hardware products sold. Revenues from non-hardware products were approximately 29% of total revenue in both the first quarter of 2013 and 2012.

The respective changes in revenue in both markets reflects the transaction nature of our business where the absolute amount of revenue reported in any given period is a reflection of transactions closed in that period. Because of the volatility in our business, we believe that the overall strength of our business is best evaluated over a longer term where the impact of transactions being recorded in any given period are not as significant as they appear to be in a quarter-over-quarter comparison.

Also, given the sustainable, repeatable nature of our revenue model, we believe that the growth over a longer period of time reflects the growth in our customer base, which we expect will lead to continued increases in revenues in future years, albeit with uneven growth reported annually.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue from continuing operations for the three months ended March 31, 2013 and 2012:

	Three months ended
	March 31,
	2013	2012
Revenue	100.0%	100.0%
Cost of goods sold	34.7%	32.2%

Gross profit	65.3%	67.8%
Operating costs:
Sales and marketing	27.2%	29.2%
Research and development	13.7%	14.6%
General and administrative	15.4%	15.7%
Amortization of purchased intangible assets	1.3%	1.4%

Total operating costs	57.6%	60.9%

Operating income	7.7%	6.9%
Interest income	0.1%	0.2%
Other income (expense)	0.4%	0.7%

Income before income taxes	8.2%	7.8%
Provision for income taxes	1.4%	1.6%

Net income from continuing operations	6.8%	6.2%

Gross Profit

Consolidated gross profit for the quarter ended March 31, 2013 was $23,087, an increase of $1,209, or 6%, from the quarter ended March 31, 2012. Gross profit as a percentage of revenue (“gross margin”) was 65% for the quarter ended March 31, 2013, as compared to 68% for the quarter ended March 31, 2012. The decrease in gross margin for the first quarter of 2013 compared to 2012 is primarily related to:

•	a decrease in the percentage of our revenue that came from the Enterprise and Application Security Market, and

•	a decline in the gross margin of deals done in the banking market, in part due to an increase in card readers as a percentage of total revenue,

Partially offset by

•	lower non-product costs.

The decrease in the percentage of our revenue that came from the Enterprise and Application Security market reflected the fact that revenue from that segment declined 21% while revenue from the Banking market increased 19% in the first quarter of 2013 compared to the first quarter of 2012. Revenue from our Enterprise and Application Security market, which generally has margins that are 20 to 30 percentage points higher than the Banking market, was 17% of our total revenue in the first quarter of 2013 compared to 23% in the first quarter of 2012.

The gross margins related to the banking market in any specific period will vary based on a number of factors including, but not limited to, the products sold, the quantity sold, the geographic location of the sales and competition based on product or geography. Generally, we experience significant competition when the sale involves card readers. Card readers generally have a gross profit margin that is approximately 25 to 35 percentage points lower than other hardware-related margins due to competitive pricing pressures. There are a number of competitors in the EMV (Europay, Mastercard and VISA) market that produce card reader products with fewer features at a lower cost than our products. Card readers represented 16% of our total revenue in the first quarter of 2013 as compared to 13% of our total revenue in the first quarter of 2012.

Charges to costs of goods sold that are not directly related to the manufacture of product include, but are not limited to, freight charges, adjustments to write down inventory to the lower of cost or market, labels and other components that are not valued as part of our inventory, and were lower in the first quarter of 2013 than in the first quarter of 2012. We estimate that non-product related costs were approximately 3% of revenue in the first quarter of 2013 compared to 5% of revenue in the first quarter of 2012. The reduction in cost primarily reflects the fact that we recorded an inventory adjustment in the first quarter of 2012 to write inventory down to net realizable value. There was no similar adjustment booked in the first quarter of 2013.

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

The most significant factor driving our operating expenses is our headcount. Direct compensation and benefit plan expenses generally represent between 55% and 65% of our operating expenses. In addition, a number of other expense categories are directly related to headcount. We attempt to manage our headcount within the context of the economic environments in which we operate and the investments that we believe we need to make to help ensure that our infrastructure is able to support future growth and ensure that our products are competitive. Our average headcount in the first quarter of 2013 was 379 persons, an increase of 18 persons, or 5%, over the average headcount in the first quarter of 2012.

In addition to headcount, the comparison of operating expenses can be impacted significantly by costs related to our stock-based and long-term incentive plans. For the first quarter of 2013, operating expenses included $754 of expense related to stock-based and long-term incentive plans compared to expense of $1,078 in 2012. The stock-based and long-term incentive plan costs for 2012 included expenses of plan performance awards made in 2010 and were being accrued over a three year period. The 2010 plan performance awards were earned and vested at December 31, 2012 and are no longer included in expense for the first quarter of 2013.

Finally, historically operating expenses have been impacted by changes in foreign exchange rates, but the impacts were nominal for the first quarter of 2013 versus the first quarter of 2012.

On a consolidated basis, our operating expenses for the three months ended March 31, 2013 were $20,372, an increase of $709, or 4%, from the quarter ended March 31, 2012. The increase in consolidated operating expenses was primarily related to the increase in average headcount noted above.

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended March 31, 2013 were $9,631, an increase of $224, or 2%, from the first quarter of 2012. The increase in sales and marketing expenses was primarily related to the increase in average headcount.

The average full-time sales, marketing, support and operations employee headcount for the three months ended March 31, 2013 was 178 compared to 169 for the three months ended March 31, 2012, an increase of 5%.

Research and Development Expenses

Consolidated research and development expenses for the quarter ended March 31, 2013, were $4,847, an increase of $145, or 3%, from the first quarter of 2012. The increase in research and development expenses was primarily due to the increase in average headcount.

The average full-time research and development employee headcount for the three months ended March 31, 2013 was 142 compared to 137 for the three months ended March 31, 2012, an increase of 4%.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended March 31, 2013, were $5,453, an increase of $378, or 7%, from the first quarter of 2012. The increase in general and administrative expenses was primarily related to the increase in average headcount.

The average full-time general and administrative employee headcount for the three months ended March 31, 2013 was 59 compared to 55 for the three months ended March 31, 2012, an increase of 7%.

Amortization of Intangible Assets

Amortization of intangible assets for the first quarter of 2013 decreased $38, or 8%, over the comparable period in 2012. The decrease in amortization expense reflects the fact that intangibles related to our purchase of Able, NV in 2006 were nearly fully amortized in 2012. The final portion of the amortization reflected in the first quarter of 2013 was lower than the full-quarter’s amortization in 2012.

Interest Income

Consolidated net interest income was $42 in the first quarter of 2013 as compared to $77 in the first quarter of 2012. The decrease in interest income reflects lower average interest earned on higher average cash balances. Our average cash balance in the first quarter of 2013 of $108,695 was $19,130, or 21%, higher than in the first quarter of 2012. Our average annual rate earned on our cash decreased from 0.35% in the first quarter of 2012 to 0.15% for the first quarter of 2013.

Other Income (Expense), Net

Other income (expense), net primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our research and development in those countries and other miscellaneous non-operational expenses. Other income for the first quarter of 2013 was $149 and compares to $232 for the first quarter of 2012. The decrease in other income primarily reflects the impact of transaction losses incurred in the first quarter of 2013 of $92 compared to transaction gains of $95 in the first quarter of 2012.

Income Taxes

Income tax expense for the first quarter of 2013 was $494, a decrease of $36 from the first quarter of 2012. The decrease in tax expense is attributable to a decrease in our estimated full-year tax rate for 2013 compared to 2012, partially offset by an increase in pretax income. The effective tax rate was 17% for the first quarter of 2013 compared to 21% in the first quarter of 2012. The effective tax rate for both periods reflects our estimate of our full-year tax rate at the end of each respective period. The decline in the tax rate was primarily related to taxable payments in 2012 and prior from our U.S. and Swiss subsidiaries to certain other subsidiaries for the purchase of intangible assets. In 2012, the payments had the effect of shifting income to higher tax rate jurisdictions. We believe that our effective tax rate may vary significantly quarter to quarter as actual earnings or losses are realized in countries with lower tax rates or with loss carryforwards that have been reserved.

At December 31, 2012, we had $11,620 of U.S. NOL carryforwards, of which, $9,093 represents U.S. tax deductions for employee stock option gains, the tax benefit of which will be credited to additional paid in capital when the NOL carryforwards are utilized. The U.S. NOL carryforwards expire in varying amounts beginning in 2022 and continuing through 2032.

At December 31, 2012, we had foreign NOL carryforwards of $5,279 and other foreign deductible carryforwards of $3,491. The foreign NOL carryforwards have no expiration dates and the other deductible carryforwards expire from 2016 to 2019. At December 31, 2012, we had a valuation allowance of $2,284 for certain foreign deferred tax assets.

Income (Loss) from Discontinued Operations

We reported income from discontinued operations of $374 in the first quarter of 2013 compared to expense of $84 in the first quarter of 2012. The income reported in the first quarter reflected a change in the estimated cost to settle certain liabilities accrued in previous periods. Losses in the first quarter of 2012 primarily reflect the ongoing legal and other third party costs associated with the bankruptcy of DigiNotar in 2011.

Liquidity and Capital Resources

Our net cash balance was $104,644 at March 31, 2013, a decrease of $1,825, or 2%, from $106,469 at December 31, 2012. Also, at March 31, 2013, we had working capital of $130,926, an increase of $1,439, or 1%, from $129,487 reported at December 31, 2012. The decrease in cash is primarily due to an unfavorable change in exchange rates from December 31, 2012 to March 31, 2013 and to the purchase of end-of-life processors as described in our 10-K for the year ended December 31, 2012. We purchased approximately $5 million of end-of-life processors in the first quarter of 2013 and have firm commitments to purchase an additional $7 million of such processors in the remaining quarters of 2013.

The increase in working capital from December 31, 2012 primarily reflects the benefit from the quarter’s cash flow from operations.

As of March 31, 2013, we held $84,893 of cash in banks outside of the United States. Of that amount, $84,310 is not subject to repatriation restrictions, but may be subject to taxes upon repatriation. We have not provided for taxes on our unremitted foreign earnings because we consider them to be permanently invested.

We believe that our financial resources are adequate to meet our operating needs for the next twelve months.

EBITDA from continuing operations for the three months ended March 31, 2013 and 2012 was $3,737 and $3,386, respectively, an increase of $351, or 10%, from the same period of the prior year. A reconciliation of EBITDA to net income for the three months ended March 31, 2013, and 2012 follows:

	Three months ended March 31,
	2013	2012
	(in thousands, unaudited)
EBITDA	$3,737	$3,386
Interest income, net	42	77
Provision for income taxes	(494)	(530)
Depreciation and amortization	(873)	(939)

Net income	$2,412	$1,994

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

EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States. While we believe that EBITDA, as defined above, is useful within the context described above, it is in fact incomplete and not a measure that should be used to evaluate our full performance or our prospects. Such an evaluation needs to consider all of the complexities associated with our business including, but not limited to, how past actions are affecting current results and how they may affect future results, how we have chosen to finance the business and how regulations and the other aforementioned items affect the final amounts that are or will be available to shareholders as a return on their investment. Net income determined in accordance with U.S. GAAP is the most complete measure available today to evaluate all elements of our performance. Similarly, our Consolidated Statement of Cash Flows, which is filed as part of this quarterly report on Form 10-Q, provides the full accounting for how we have decided to use resources provided to us from our customers, lenders and shareholders.

We believe that our financial resources are adequate to meet our operating needs over the next twelve months. However, the difficult current economic conditions that exist on a worldwide basis today may require us to modify our business plans. In the current economic environment there is a risk that customers may delay their orders until the economic conditions stabilize or improve. If a significant number of orders are delayed for an indefinite period of time, our revenue and cash receipts may not be sufficient to meet the operating needs of the business. If this is the case, we may need to significantly reduce our workforce, sell certain of our assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenue and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions. For additional information related to risks, refer to Certain Factors noted in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2013. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. On September 19, 2011, one of our wholly-owned subsidiaries, DigiNotar B.V., a company organized and existing in The Netherlands, filed a bankruptcy petition under Article 4 of the Dutch Bankruptcy Act in the Haarlem District Court, The Netherlands. On September 20, 2011, the court declared DigiNotar B.V. bankrupt and appointed a bankruptcy trustee and a bankruptcy judge to manage all affairs of DigiNotar B.V. through the bankruptcy process. The trustee took over management of DigiNotar B.V.’s business activities and is responsible for the administration and liquidation of DigiNotar B.V. In connection with the bankruptcy of DigiNotar B.V., subsequent to September 20, 2011, a number of claims and counter claims have been filed in The Netherlands related to discontinued assets and discontinued liabilities and other available remedies.

Item 6. Exhibits.

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 3, 2013.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 3, 2013.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 3, 2013.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 3, 2013.

Exhibit 101.INS – XBRL Instance Document

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2013.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown
Clifford K. Bown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 3, 2013.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 3, 2013.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 3, 2013.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 3, 2013.

Exhibit 101.INS – XBRL Instance Document*

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase Document*

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