Form 10-Q
period 2013-06-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2013-08-02
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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

There were 39,473,744 shares of Common Stock, $.001 par value per share, outstanding at July 26, 2013.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended June 30, 2013

This report may contain trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, DIGIPASS, Digipass as a Service (DPS), MYDIGIPASS.COM, VACMAN, aXsGUARD and IDENTIKEY.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets
Cash and equivalents	$85,649	$106,469
Accounts receivable, net of allowance for doubtful accounts of $663 in 2013 and $1,894 in 2012	25,961	27,574
Inventories	25,488	18,675
Prepaid expenses	1,916	1,896
Foreign sales tax receivable	734	415
Deferred income taxes	677	1,714
Other current assets	60	41
Assets of discontinued operations	2,113	2,651

Total current assets	142,598	159,435
Property and equipment:
Furniture and fixtures	5,000	5,035
Office equipment	8,882	8,718

	13,882	13,753
Accumulated depreciation	(10,412)	(9,701)

Property and equipment, net	3,470	4,052
Goodwill, net of accumulated amortization	22,001	13,176
Intangible assets, net of accumulated amortization	18,729	6,507
Other assets, net of accumulated amortization	2,840	3,336

Total assets	$189,638	$186,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,323	$7,765
Deferred revenue	10,766	8,146
Accrued wages and payroll taxes	7,532	6,212
Income taxes payable	1,306	378
Other accrued expenses	4,201	3,688
Deferred compensation	—	2,424
Liabilities of discontinued operations	19	1,335

Total current liabilities	30,147	29,948
Deferred compensation	31	—
Deferred revenue	83	97
Deferred income taxes	120	141

Total liabilities	30,381	30,186

Stockholders’ equity
Common stock: $.001 par value per share, 75,000 shares authorized; 39,474 and 39,205 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	39	39
Preferred stock: 500 shares authorized, none issued and outstanding at June 30, 2013 or December 31, 2012	0	0
Additional paid-in capital	75,574	74,965
Accumulated income	85,851	81,256
Accumulated other comprehensive income	(2,207)	60

Total stockholders’ equity	159,257	156,320

Total liabilities and stockholders’ equity	$189,638	$186,506

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$37,260	$46,642	$72,626	$78,900
Cost of goods sold	13,378	17,191	25,656	27,571

Gross profit	23,882	29,451	46,970	51,329
Operating costs:
Sales and marketing	10,470	9,856	20,101	19,264
Research and development	5,345	4,796	10,192	9,497
General and administrative	5,492	5,330	10,944	10,405
Amortization of purchased intangible assets	651	472	1,093	951

Total operating costs	21,958	20,454	42,330	40,117

Operating income	1,924	8,997	4,640	11,212
Interest income, net	40	68	82	145
Other income, net	265	300	413	532

Income from continuing operations before income taxes	2,229	9,365	5,135	11,889
Provision for income taxes	379	1,967	873	2,497

Net income from continuing operations	1,850	7,398	4,262	9,392
Income (loss) from discontinued operations	(41)	(236)	333	(319)

Net income	$1,809	$7,162	$4,595	$9,073

Net income per share:
Basic income (loss) per share
Continuing	$0.05	$0.19	$0.11	$0.25
Discontinued	(0.00)	(0.01)	0.01	(0.01)

Total	$0.05	$0.18	$0.12	$0.24

Diluted income (loss) per share
Continuing	$0.05	$0.19	$0.11	$0.24
Discontinued	(0.00)	(0.01)	0.01	(0.01)

Total	$0.05	$0.18	$0.12	$0.23

Weighted average common shares outstanding:
Basic	38,908	38,065	38,798	37,928

Diluted	39,226	38,742	39,145	38,597

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$1,809	$7,162	$4,595	$9,073
Other comprehensive income - Cumulative translation adjustment	(8)	(4,066)	(2,267)	(1,980)

Comprehensive income	$1,801	$3,096	$2,328	$7,093

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income from continuing operations	$4,262	$9,392
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	1,951	1,848
Deferred tax expense (benefit)	(1,429)	1,052
Stock-based compensation	1,327	2,248
Changes in assets and liabilities net of acquisition:
Accounts receivable, net	1,340	(3,003)
Inventories	(6,339)	(1,056)
Foreign sales tax receivable	(301)	244
Other current assets	(55)	(1,011)
Accounts payable	(1,429)	(2,745)
Income taxes payable	987	(1,929)
Accrued expenses	1,630	409
Current deferred compensation	(2,393)	(1,828)
Deferred revenue	2,068	(915)

Net cash provided by operating activities of continuing operations	1,619	2,708

Cash flows from investing activities of continuing operations:
Purchase of Cronto	(19,495)	0
Additions to property and equipment	(273)	(524)
Additions to intangible assets	(88)	(123)
Other assets	321	184

Net cash used in investing activities of continuing operations	(19,535)	(463)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options	19	97
Tax Payments for restricted stock issuances	(736)	0

Net cash provided by (used in) financing activities of continuing operations	(717)	97
Cash flows used in discontinued operations:
Net cash provided by (used in) operating activities of discontinued operations	(473)	(620)

Net cash provided by (used in) discontinued operations	(473)	(620)
Effect of exchange rate changes on cash	(1,713)	(1,074)
Net increase in cash	(20,820)	648
Cash and equivalents, beginning of year	106,469	84,497

Cash and equivalents, end of period	$85,649	$85,145

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

For the three and six months ended June 30, 2013, foreign currency transactions resulted in losses of $0 and $91, respectively, compared to losses of $49 and gains of $46 for the same period in 2012.

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

Software Development Costs

We capitalize software development costs in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. No software development costs were capitalized during the three and six months ended June 30, 2013.

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

Fair Value of Financial Instruments

At June 30, 2013 and December 31, 2012, our financial instruments were cash equivalents, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined using level one inputs as defined in ASC 820, Fair Value Measurements and Disclosures. The fair values of the financial instruments were not materially different from their carrying amounts at June 30, 2013 and December 31, 2012.

Accounting for Leases

All of our leases are operating leases. Rent expense on facility leases is charged evenly over the life of the lease, regardless of the timing of actual payments.

Stock-Based Compensation

We have stock-based employee compensation plans, described in Note 10. ASC 718-10, Stock Compensation requires us to estimate the fair value of restricted stock granted to employees, directors and others and to record compensation expense equal to the estimated fair value. Compensation expense is recorded on a straight-line basis over the vesting period.

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

	June 30, 2013	December 31, 2012
Accounts receivable	$26,624	$29,468
Allowance for doubtful accounts	(663)	(1,894)

Accounts receivable, net	$25,961	$27,574

Note 3 - Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the FIFO method.

Inventories are comprised of the following:

	June 30, 2013	December 31, 2012
Component parts	$14,518	$6,613
Work-in-process and finished goods	10,970	12,062

Total	$25,488	$18,675

Note 4 – Discontinued Operations

During 2011, our wholly-owned Dutch subsidiary, DigiNotar B.V., was declared bankrupt. The court-appointed trustee is responsible for the business activities, administration and liquidation of DigiNotar B.V. Accordingly, related assets, liabilities and activities are reflected in discontinued operations.

Income (loss) from discontinued operations, net of tax, for the three and six months ended June 30, 2013 was $(41) and $333, respectively and $(236) and $(319) for the same periods in 2012.

At June 30, 2013 and December 31, 2012, assets of discontinued operations and liabilities of discontinued operations consist of the following:

	June 30, 2013	December 31, 2012
Contingent consideration due from escrow	$1,822	$1,851
Due from DigiNotar net of allowance for doubtful account of $952	—	423
Income taxes receivable	291	377

Assets of discontinued operations	$2,113	$2,651

Due to DigiNotar	$—	$1,301
Accrued professional fees	19	34

Liabilities of discontinued operations	$19	$1,335

Note 5 – Acquisition of Cronto

To further increase our product offerings, on May 20, 2013, we acquired all of the stock of Cronto Limited, a private company organized and existing in the United Kingdom (“Cronto”), for initial consideration of EUR 15,000 ($19,611 at the exchange rate of 1.31 US Dollars per Euro). The purchase price was subject to verification of certain balances resulting in an additional payment of GBP 358 in June 2013 (approximately $555 at an exchange rate of 1.55 US Dollars per British Pound).

Consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as of the acquisition date as follows:

Cash	$672
Inventory	486
Other current assets	116
Property and equipment	16
Goodwill	9,203
Intangible assets	13,244
Customer deposits	(585)
Deferred income tax liabilities	(2,796)
Other current liabilities	(190)

$20,166

In addition to consideration detailed above, the transaction also includes contingent consideration of €2,000 ($2,620 at the exchange rate of 1.31 US Dollars per Euro) subject to orders for Cronto products during the twenty-four months ended May 20, 2015 to be recorded as earned.

Cash paid at closing of €15,000 was funded by our existing cash balances.

Acquired identifiable intangible assets totaling $13,244 are being amortized over their respective useful lives ranging from two to five years. Goodwill is attributable to expected increased revenues and reduced costs resulting from synergies of combined operations.

The acquisition is not material to our consolidated balance sheet and results of operations. The consolidated financial statements include the operating results of Cronto from the acquisition date.

Note 6 – Goodwill

Goodwill activity for the six months ended June 30, 2013 consisted of the following:

Net balance at December 31, 2012	$13,176
Additions - Cronto	9,203
Net foreign currency translation	(378)

Net balance at June 30, 2013	$22,001

Additions-Cronto refers to goodwill related to the acquisition of Cronto described above.

Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuations.

Note 7 – Intangible Assets

Intangible asset activity for the six months ended June 30, 2013 is detailed in the following table.

	Capitalized Technology	Patents & Trademarks	Other	Total Intangible Assets
Net balance at December 31, 2012	$4,847	$1,642	$18	$6,507
Additions - Cronto	11,924	222	1,098	13,244
Additions - Other	0	95	0	95
Net foreign currency translation	0	(4)	(21)	(25)
Amortization expense	(1,018)	(45)	(29)	(1,092)

Net balance at June 30, 2013	$15,753	$1,910	$1,066	$18,729

June 30, 2013 balance at cost	$29,234	$2,136	$1,130	32,500
Accumulated amortization	(13,481)	(226)	(64)	(13,771)

Net balance at June 30, 2013	$15,753	$1,910	$1,066	$18,729

Additions-Cronto refers to intangibles acquired in the acquisition of Cronto described above including capitalized technology, trademarks, customer relationships and non-compete agreements.

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations.

Note 8 – Income Taxes

Our effective tax rate for the six months ended June 30, 2013 is equal to our expected annual tax rate of 17%. This is lower than the U.S. statutory rate of 34%, primarily due to income in foreign jurisdictions taxed at lower rates. In the first quarter of 2013, our expected annual tax rate was also estimated to be 17%.

Our effective tax rate for the six months ended June 30, 2012 was equal to our expected annual tax rate of 21%. The expected annual rate was lower than the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates. In the first quarter of 2012, our estimated annual tax rate was 21%.

At December 31, 2012, we had $11,620 of U.S. net operating loss (“ NOL”) carryforwards, of which $9,093 represents U.S. tax deductions for employee stock option gains, the tax benefit of which will be credited to additional paid in capital when the NOL carryforwards are utilized. The U.S. loss carryforwards expire in varying amounts beginning in 2022 and continuing through 2032. If certain substantial changes in the company’s ownership were deemed to have occurred, there would be an annual limitation on the amount of the U.S. NOL carryforwards that could be utilized.

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

The activity in our warranty liability was as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$46	$96	$45	36
Provision for claims	35	18	66	98
Product or cash issued to settle claims	(47)	(26)	(77)	(46)

Balance, end of period	$34	$88	$34	$88

At June 30, 2013, deferred revenue from extended warranties was $93.

Note 10 – Long-Term Incentive Compensation and Stock Based Compensation

Under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan (“2009 Equity Incentive Plan”), we awarded 266 shares of restricted stock in the first quarter of 2013 consisting of 122 unissued shares subject to future performance criteria and 144 issued shares. The market value of the 144 issued restricted shares of $1,096 at the date of grant is being amortized over the respective vesting periods of one to four years. The market value of the 122 unissued shares subject to performance criteria of $931 at the date of grant was amortized over the four-year vesting period beginning in the first quarter of 2013. During the second quarter of 2013, achievement of the performance targets was deemed improbable and prior provisions of $54, recorded in the first quarter, were reversed.

During the second quarter of 2013, long term incentive awards were granted to key employees, other than named executive officers. The awards are designated in U.S. Dollars. Time-based awards of $694, vest annually over a four-year period, and are recorded ratably as compensation expense over the four year vesting period. Performance-based awards of $2,082 are subject to performance criteria established by the Board of Directors. During the second quarter, achievement of the performance targets was deemed improbable. Accordingly, no provision has been recorded for the performance-based awards.

The following table details long-term compensation plan and stock-based compensation expense for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Restricted stock	$573	$845	$1,327	$1,694
Long-term compensation plan	31	325	31	554

Total expense	$604	$1,170	$1,358	$2,248

Note 11 – Common Stock and Earnings per Share

Under with the 2009 Equity Incentive Plan, during the three months ended March 31, 2013, we issued 144 shares of restricted common stock for awards granted in the first quarter of 2013 and 134 shares of unrestricted common stock related to performance awards granted in prior years.

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three and six months ended June 30, 2013 and 2012 follow:

	Three months		Six months
	ended June 30,		ended June 30,
	2013	2012	2013	2012
Net income - continuing operations	$1,850	$7,398	$4,262	$9,392
Net income (loss) - discontinued operations	(41)	(236)	333	(319)

Net income	$1,809	$7,162	$4,595	$9,073

Weighted average common shares outstanding
Basic	38,908	38,065	38,798	37,928
Incremental shares with dilutive effect:
Stock options	199	524	199	530
Restricted stock awards	118	153	148	139

Diluted	39,226	38,742	39,145	38,597

Basic income (loss) per share
Continuing operations	$0.05	$0.19	$0.11	$0.25
Discontinued operations	(0.00)	(0.01)	0.01	(0.01)

Total net income per share	$0.05	$0.18	$0.12	$0.24

Diluted income (loss) per share
Continuing operations	$0.05	$0.19	$0.11	$0.24
Discontinued operations	(0.00)	(0.01)	0.01	(0.01)

Total net income per share	$0.05	$0.18	$0.12	$0.23

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

General

The following discussion is based upon our consolidated results of operations for the quarters and six months ended June 30, 2013 and 2012 (percentages in the discussion, except for returns on average net cash balances, are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We offer our products either through: (a) a product sales and licensing model; or (b) through our services platform, which includes both our DPS product offering, which was first made available in the fourth quarter of 2010, and our MDPC product offering, which was introduced in April 2012. DPS/MDPC is our cloud-based authentication platform. Our product license and sales model is expected to be used in situations where the application owner wants to control all of the critical aspects of the authentication process. We expect that our services platform will be used by: (a) companies lacking technical resources or expertise to implement a full authentication process or preferring to focus their primary attention on other aspects of their business rather than on the authentication process or (b) consumers that are aware of the dangers posed by identity theft.

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

While there were minimal revenues generated from the services platform to date, we expect that DPS/MDPC will start making a contribution in 2014. We believe that DPS/MDPC has the potential for significant future growth as it will make two-factor authentication more affordable and readily available to users and application markets.

Comparison of Results for the Three and Six Months Ended June 30, 2013 and 2012

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

There continues to be significant global economic uncertainty, including Europe, our most important market. While it appears that circumstances that led to the sovereign debt crisis abated in 2012, many significant economic issues have not been addressed fully. As a result, we expect that Europe will continue to face difficult economic conditions in 2013. We believe that the current economic conditions in Europe may limit our growth opportunities in the Enterprise and Application Security market, but do not expect that the economic conditions will have a significant impact on the Banking market. Should the sovereign debt issue escalate, especially to the point that a country defaults on its debt or the European Union, or Euro Monetary Union, either disbands or is re-formulated, we expect that the resulting economic difficulties would have a major negative impact on the global economy, not just the economies of Western Europe, and our business.

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

Currency Fluctuations: In the second quarter of 2013 and 2012 approximately 92% and 94%, respectively, of our revenue was generated outside the United States. For the six months ended June 30, 2013 and 2012 approximately 92% and 93%, respectively, of our revenue was generated outside of the U.S.

In addition, in the second quarter of 2013 and 2012 approximately 82% and 80%, respectively, of our operating expenses were incurred outside the United States. For the six months ended June 30, 2013 and 2012 approximately 81% and 79%, respectively, of our operating expenses were incurred outside of the U.S. As a result, changes in currency exchange rates, especially from the Euro to U.S. Dollar, can have a significant impact on revenue and expenses.

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

The U.S. Dollar to Euro exchange rate was essentially unchanged for the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012. In addition, the U.S. Dollar strengthened approximately 1% against the Australian Dollar for the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012. As a result, the changes in exchanges rates did not have a significant impact on either revenues or operating expenses for the quarter or six months ended June 30, 2013.

The financial position and the results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland and Singapore, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates generated other comprehensive loss of $8 in the second quarter of 2013 and $2,267 for the first six months of 2013. Translation adjustments arising from differences in exchange rates generated other comprehensive loss of $4,066 in the second quarter of 2012 and $1,980 for the first six months of 2012. These amounts are included as a separate component of stockholders’ equity. The functional currency for our subsidiaries in Switzerland and Singapore is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other non-operating income (expense). Foreign exchange transaction losses were $0 and $91 in the second quarter and first six months of 2013, respectively, compared to losses of $49 and gains of $46 in the second quarter and first six months of 2012, respectively.

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

		United	Asia	Other
	EMEA	States	Pacific	Countries	Total
Three months ended June 30:
Revenue:
2013	$24,460	$2,904	$6,670	$3,226	$37,260
2012	31,367	2,914	8,815	3,546	46,642
Percent of Total:
2013	65%	8%	18%	9%	100%
2012	67%	6%	19%	8%	100%
Six months ended June 30:
Revenue:
2013	$46,478	$5,930	$11,356	$8,862	$72,626
2012	50,744	5,840	15,367	6,949	78,900
Percent of Total:
2013	64%	8%	16%	12%	100%
2012	64%	7%	20%	9%	100%

Total revenue in the second quarter of 2013 decreased $9,382, or 20%, from the second quarter of 2012. The decrease was primarily attributable to a 21% decrease in revenues from the Banking market and an 18% decrease in revenues from the Enterprise and Application Security market. For the first six months of 2013, total revenue decreased $6,274 or 8% from the first six months of 2012. The decrease was primarily attributable to a 5% decrease in revenues from the Banking market and a 19% decrease in revenues from the Enterprise and Application security market.

Revenue generated in EMEA during the second quarter of 2013 was $6,907, or 22%, lower than the second quarter of 2012. For the first six months, revenue generated in EMEA was $4,266, or 8% lower than the first six months of 2012. The decrease in revenues in both the second quarter and first six months of 2013 compared to the same periods in 2012 reflected a decrease in revenues from both the Banking and the Enterprise and Application Security markets.

Revenue generated in the United States for both the second quarter and first six months of 2013 was largely unchanged from the second quarter and first six months of 2012. Revenues for both the second quarter and first six months of 2013 compared to both periods in 2012 reflected an increase in revenues from the Banking market offset by a decline in revenue from the Enterprise and Application Security market. Given the size of the market, our results may vary significantly period to period based on the size and timing of shipment of individual orders.

Revenue generated in the Asia Pacific region during the second quarter of 2013 was $2,145, or 24%, lower than the second quarter of 2012. For the first six months of 2013 revenue was $4,011, or 26% lower than the first six months of 2012. The decrease in revenues reflected a decline in revenue from both the banking and the enterprise and application security markets in both periods.

Revenue generated from Other Countries during the second quarter of 2013 was $320, or 9%, lower than the second quarter of 2012. For the first six months of 2013 revenue was $1,913, or 28% higher than the first six months of 2012. The decrease in revenues from Other Countries in the second quarter of 2013 compared to 2012 was primarily due to a decrease in revenues from both the Banking and the Enterprise and Application Security markets in Australia. The increase in revenues from Other Countries for the first six months of 2013 compared to 2012 was primarily due to an increase in revenues from the Banking markets in Australia, India and South America partially offset by a decrease in revenues from the Enterprise and Application Security markets in Australia and India. We expect that revenues from Other Countries will be more volatile than from our other regions given their earlier stage of development of the authentication market in those countries. VASCO, however, plans to continue to invest in new markets based on our estimates of the each market’s demand for strong user authentication.

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

	Banking	Enterprise & Application Security	Total
Three months ended June 30:
Revenue:
2013	$30,827	$6,433	$37,260
2012	38,836	7,806	46,642
Percent of Total:
2013	83%	17%	100%
2012	83%	17%	100%
Six months ended June 30:
Revenue:
2013	$60,267	$12,359	$72,626
2012	63,576	15,324	78,900
Percent of Total:
2013	83%	17%	100%
2012	81%	19%	100%

Revenue in the second quarter of 2013 from the Banking market decreased $8,009, or 21%, from the second quarter of 2012 and revenue from the Enterprise and Application Security market decreased $1,373, or 18%, in the same period. Revenue for the first six months of 2013 from the Banking market decreased $3,309, or 5%, compared to the first six months of 2012, while revenue from the Enterprise and Application Security market decreased $2,965 or 19% in the same period.

The decrease in revenues from the Banking market in the second quarter and first six months of 2013 compared to the same periods of 2012 reflected a decline in revenues from hardware products sold partially offset by an increase in revenues from non-hardware products.

Revenues from the Banking market in the second quarter of 2013 compared to the same periods of 2012 decreased in all regions other than the United States. For the first six months of 2013 compared to the same period of 2012, decreases in revenues from the Banking markets in EMEA and Asia Pacific regions were partially offset by increases in revenues from the Banking markets in United States and Other Countries regions. While we believe that the global banking market is relatively stable, our revenues may vary significantly period to period and region to region based on the size and timing of shipment of individual orders.

The decrease in revenues from the Enterprise and Application Security market in the second quarter and first six months of 2013 compared to the comparable periods of 2012 reflected a decline in revenues from both hardware products and from non-hardware products sold.

Revenues in the Enterprise and Application Security market decreased in all of our geographic areas for both the second quarter and first six months of 2013 compared to the comparable periods in 2012.

The size of the Enterprise and Application Security market in all regions other than EMEA is relatively small and, as a result, our revenues may vary significantly period to period based on the size and timing of shipment of individual orders.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue from continuing operations for the three months and six months ended June 30, 2013 and 2012:

AS A PERCENTAGE OF REVENUE

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	35.9%	36.9%	35.3%	35.0%

Gross profit	64.1%	63.1%	64.7%	65.0%
Operating costs:
Sales and marketing	28.1%	21.1%	27.7%	24.4%
Research and development	14.3%	10.3%	14.0%	12.0%
General and administrative	14.7%	11.4%	15.1%	13.2%
Amortization of purchased intangible assets	1.8%	1.0%	1.5%	1.2%

Total operating costs	58.9%	43.8%	58.3%	50.8%

Operating income	5.2%	19.3%	6.4%	14.2%
Interest income	0.1%	0.2%	0.1%	0.2%
Other income (expense)	0.7%	0.6%	0.6%	0.7%

Income from continuing operations before income taxes	6.0%	20.1%	7.1%	15.1%
Provision for income taxes	1.0%	4.2%	1.2%	3.2%

Net income from continuing operations	5.0%	15.9%	5.9%	11.9%

Gross Profit

Consolidated gross profit for the quarter ended June 30, 2013 was $23,882, a decrease of $5,569, or 19%, from the quarter ended June 30, 2012. Gross profit as a percentage of revenue (gross profit margin) was 64% for the quarter ended June 30, 2013, as compared to 63% for the quarter ended June 30, 2012. The increase in gross profit as a percentage of revenue for the second quarter of 2013 compared to 2012 primarily reflects an increase in non-hardware revenues as a percentage of total revenue.

Consolidated gross profit for the six months ended June 30, 2013 was $46,970, a decrease of $4,359, or 8%, from the comparable period in 2012. Gross profit as a percentage of revenue (gross profit margin) was 65% for both the six months ended June 30, 2013 and 2012.

Non-hardware revenue, which can have a gross profit margin that is approximately 20 to 30 percentage points higher than hardware-related revenue, depending on the model and quantity of the hardware units sold, was 27% of revenue for the second quarter and 28% of revenue for the first six months of 2013 and compares to approximately 20% of total revenue for the second quarter and 24% for the first six months of 2012. We plan to continue to focus on sales of our non-hardware revenue items and expect that they will increase as a percentage of our total revenue in future periods.

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

On a consolidated basis, our operating expenses for the quarter and six months ended June 30, 2013 were $21,958 and $42,330, respectively, an increase of $1,504, or 7%, from the second quarter of 2012 and an increase of $2,213, or 6%, from the six months ended June 30, 2012.

The increase in consolidated operating expenses for the second quarter of 2013 compared to the second quarter of 2012 was primarily related a 7% increase in average headcount partially offset by a decrease in long-term incentive plan costs. The increase in consolidated operating expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily related a 5% increase in average headcount partially offset by a decrease in long-term incentive plan costs

Operating expenses for the second quarter and first six months of 2013 included $604 and $1,358 of expenses related to long-term incentive plan costs, respectively, compared to $1,170 and $2,248 of long-term incentive plan costs for the second quarter and first six months of 2012, respectively.

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended June 30, 2013 were $10,470, an increase of $614, or 6%, from the second quarter of 2012. Consolidated sales and marketing expenses for the six months ended June 30, 2013, were $20,101, an increase of $837, or 4%, from the same period of 2012. The increase in sales and marketing expenses for both periods reflected an increase in average headcount partially offset by a decrease in long-term incentive plan costs.

Average full-time sales, marketing, support, and operating employee headcount for the three and six months ended June 30, 2013 was 187 and 180, respectively compared to 171 and 170 for the three and six months ended June 30, 2012, respectively. The increase in headcount was approximately 9% for the second quarter and 6% for the six months ended June 30, 2013 when compared to the same periods in 2012.

Research and Development Expenses

Consolidated research and development expenses for the quarter ended June 30, 2013, were $5,345, an increase of $549, or 11%, from the second quarter of 2012. Consolidated research and development costs for the six months ended June 30, 2013, were $10,192, an increase of $695, or 7%, from the same period of 2012. The increase in research and development expenses for both periods reflected an increase in average headcount and the purchase of Cronto Limited in the second quarter of 2013 partially offset by a decrease in long-term incentive plan costs.

Average full-time research and development employee headcount for the three and six months ended June 30, 2013 was 144 compared to 140 and 137 for the three and six months ended June 30, 2012, respectively. The increase in headcount was approximately 3% and 5% for the second quarter and six months ended June 30, 2013, respectively, when compared to the same periods in 2012.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended June 30, 2013, were $5,492, an increase of $162, or 3%, from the second quarter of 2012. Consolidated general and administrative expenses for the six months ended June 30, 2013, were $10,944, an increase of $539 or 5%, from the same period of 2012. The increase in general and administrative expenses in both periods reflected an increase in average headcount and an increase in professional services primarily related to our acquisition of Cronto Limited in the second quarter of 2013.

Average full-time general and administrative employee headcount for the three and six months ended June 30, 2013 was 60 and 58, respectively, compared to 55 for both the three and six months ended June 30, 2012.

Amortization of Intangible Assets

Amortization of intangible assets for the second quarter and first six months of 2013 was $651 and $1,093, respectively, an increase of $179 when compared to the second quarter of 2012 and an increase of $142 when compared to the six months ended June 30, 2012. The increase in amortization expense for the second quarter primarily reflects the amortization of purchased intangible assets related to the acquisition of Cronto Limited in the second quarter of 2013. For the first six months, the increase primarily reflects the amortization of purchased intangible assets related to the acquisition of Cronto partially offset by the fact that intangibles related to our purchase of Able, NV in 2006 were fully amortized in the first quarter of 2013.

Interest Income

Consolidated net interest income was $40 in the second quarter of 2013 as compared to income of $68 in the second quarter of 2012. For the six months ended June 30, 2013, interest income was $82 compared to $145 for the same period of 2012. The decrease in interest income for the second quarter and first six months of 2013 compared to the same periods in 2012 reflects a reduction in the average interest rate earned on the invested balances partially offset by an increase in the average invested balance.

Our average cash balance in the second quarter and first six months of 2013 of $95,634 and $102,164 was 7.6% and 14.5% higher, respectively, than in the second quarter and first six months of 2012. Our annual return on invested cash was approximately 0.2% for the both second quarter and six months ended June 30, 2013, respectively, compared to 0.3% for both of the comparable periods in 2012.

Other Income (Expense), Net

Other income (expense) primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our research and development in those countries and other miscellaneous non-operational, non-recurring expenses.

Other income for the second quarter of 2013 was $265 and compares to other income of $300 for the second quarter of 2012. The decrease in other income primarily reflects a decline in subsidies received from foreign governments. Other income (expense) included no significant exchange gains or losses for the quarter ended June 30, 2013 compared to an exchange loss of $49 for the quarter ended June 30, 2012.

Other income for the first six months of 2013 was $413 and compares to $532 for the first six months of 2012. Other income included exchange losses of $91 for the six months ended June 30, 2013 compared to an exchange gain of $46 for the six months ended June 30, 2012.

Income Taxes

Income tax expense for the second quarter of 2013 was $379, a decrease of $1,588 from the second quarter of 2012. Income tax expense for the first six months of 2013 was $873, a decrease of $1,624 from the same period in 2012. The decrease in tax expense in 2013 from 2012 in both periods is attributable to lower pretax income and a lower effective tax rate. The effective tax rate was 17% for both the second quarter and first six months of 2013 compared to 21% for both periods in 2012.

The decline in the tax rate was primarily related to taxable payments in 2012 and prior from our U.S. and Swiss subsidiaries to certain other subsidiaries for the purchase of intangible assets. In 2012, the payments had the effect of shifting income to higher tax rate jurisdictions. The payments are no longer required in 2013.

The effective tax rate for both periods reflects our estimate of our full-year tax rate at the end of each respective period. The decrease in the tax rate is primarily attributable to an increase in pretax income in tax jurisdictions that either have a lower statutory tax rate or have tax loss carryforwards that have been reserved. We believe that our effective tax rate may vary significantly quarter to quarter as actual earnings or losses are realized in countries with differing tax rates or with loss carryforwards that have been reserved.

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

Loss from Discontinued Operations

We reported an after-tax loss from discontinued operations of $41 and income of $333 for the quarter and six months ended June 30, 2013, respectively. The loss for the quarter ended June 30, 2013 include ongoing expenses related to the bankruptcy and discontinuation of the DigiNotar business in the third quarter of 2011. The income reported in the first six months of 2013 reflected a change in the estimated cost to settle certain liabilities accrued in previous periods. The after tax losses of $236 and $319 for the quarter and six months ended June 30, 2012, respectively, reflect the results of the DigiNotar operation during those time periods.

Liquidity and Capital Resources

Our net cash balance was $85,649 at June 30, 2013, a decrease of $18,995 or 18%, from $104,644 at March 31, 2013, and a decrease of $20,820, or 20%, from $106,469 at December 31, 2012. The decrease in cash from both March 31, 2013 and December 31, 2012 was primarily attributable to the cash paid for the acquisition of Cronto Limited in the second quarter of 2013 and to the purchase of end-of-life processors as described in our 10-K for the year ended December 31, 2012. We paid Euro 15,000, or $19,500 using an exchange rate of 1.3, to acquire Cronto. We purchased approximately $9,930 of end-of-life processors in the first six months of 2013 and have firm commitments to purchase an additional $1,274 of such processors in the remaining quarters of 2013.

As of June 30, 2013, we held $61,832 of cash in banks outside of the United States. Of that amount, $61,290 is not subject to significant repatriation restrictions, but may be subject to taxes upon repatriation. We have not provided for taxes on our unremitted foreign earnings as we consider them to be permanently invested.

We believe that our financial resources are adequate to meet our operating needs for the next twelve months.

At June 30, 2013 we had working capital of $112,451, a decrease of $18,475, or 14%, from $130,926 at March 31, 2013 and a decrease of $17,036 or 13% from $129,487 reported at December 31, 2012. The decrease in working capital for the quarter and six months ended June 30, 2013 was primarily related to the acquisition of Cronto.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three and six months ended June 30, 2013. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and six months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 2, 2013.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 2, 2013.

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 2, 2013.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 2, 2013.

Exhibit 101.INS – XBRL Instance Document

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 2, 2013.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown
Clifford K. Bown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 2, 2013.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 2, 2013.

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 2, 2013.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 2, 2013.

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