Form 10-Q
period 2013-09-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2013-11-06
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

There were 39,470,222 shares of Common Stock, $.001 par value per share, outstanding at October 25, 2013.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended September 30, 2013

This report may contain trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, DIGIPASS, Digipass as a Service (DPS), MYDIGIPASS.COM, VACMAN, aXsGUARD, Cronto and IDENTIKEY.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets
Cash and equivalents	$92,121	$106,469
Accounts receivable, net of allowance for doubtful accounts of $719 in 2013 and $1,894 in 2012	27,590	27,574
Inventories	26,312	18,675
Prepaid expenses	2,883	1,896
Foreign sales tax receivable	696	415
Deferred income taxes	1,161	1,714
Other current assets	1,140	41
Assets of discontinued operations	2,244	2,651

Total current assets	154,147	159,435
Property and equipment:
Furniture and fixtures	5,173	5,035
Office equipment	10,103	8,718

	15,276	13,753
Accumulated depreciation	(11,967)	(9,701)

Property and equipment, net	3,309	4,052
Goodwill, net of accumulated amortization	23,082	13,176
Intangible assets, net of accumulated amortization	17,777	6,507
Other assets, net of accumulated amortization	2,681	3,336

Total assets	$200,996	$186,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,077	$7,765
Deferred revenue	12,533	8,146
Accrued wages and payroll taxes	7,647	6,212
Income taxes payable	3,902	378
Other accrued expenses	3,842	3,688
Deferred compensation	—	2,424
Liabilities of discontinued operations	30	1,335

Total current liabilities	34,031	29,948
Deferred compensation	76	—
Deferred revenue	95	97
Deferred income taxes	161	141

Total liabilities	34,363	30,186

Stockholders’ equity
Common stock: $.001 par value per share, 75,000 shares authorized; 39,470 and 39,205 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	39	39
Preferred stock: 500 shares authorized, none issued and outstanding at September 30, 2013 or December 31, 2012	0	0
Additional paid-in capital	76,133	74,965
Accumulated income	89,170	81,256
Accumulated other comprehensive income	1,291	60

Total stockholders’ equity	166,633	156,320

Total liabilities and stockholders’ equity	$200,996	$186,506

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$39,156	36,292	$111,782	$115,192
Cost of goods sold	14,102	12,437	39,757	40,008

Gross profit	25,054	23,855	72,025	75,184
Operating costs:
Sales and marketing	9,375	8,889	29,476	28,152
Research and development	5,065	4,488	15,257	13,986
General and administrative	4,469	3,726	15,414	14,131
Amortization of purchased intangible assets	1,114	476	2,207	1,427

Total operating costs	20,023	17,579	62,354	57,696

Operating income	5,031	6,276	9,671	17,488
Interest income, net	48	62	130	207
Other income, net	(304)	(183)	109	349

Income from continuing operations before income taxes	4,775	6,155	9,910	18,044
Provision for income taxes	1,406	1,473	2,279	3,970

Net income from continuing operations	3,369	4,682	7,631	14,074
Income (loss) from discontinued operations	(47)	(173)	286	(493)

Net income	$3,322	$4,509	$7,917	$13,581

Net income per share:
Basic income (loss) per share
Continuing	$0.09	$0.12	$0.19	$0.37
Discontinued	(0.00)	(0.00)	0.01	(0.01)

Total	$0.09	$0.12	$0.20	$0.36

Diluted income (loss) per share
Continuing	$0.08	$0.12	$0.19	$0.36
Discontinued	(0.00)	(0.00)	0.01	(0.01)

Total	$0.08	$0.12	$0.20	$0.35

Weighted average common shares outstanding:
Basic	38,910	38,136	38,836	37,997

Diluted	39,226	38,833	39,172	38,676

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$3,322	$4,509	$7,917	$13,581
Other comprehensive income—Cumulative translation adjustment	3,498	1,703	$1,231	(277)

Comprehensive income	$6,820	$6,212	$9,148	$13,304

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income from continuing operations	$7,631	$14,074
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	3,487	2,736
Deferred tax expense (benefit)	(1,658)	796
Stock-based compensation	1,886	2,748
Changes in assets and liabilities net of acquisition:
Accounts receivable, net	471	1,913
Inventories	(7,151)	(1,661)
Foreign sales tax receivable	(268)	(363)
Other current assets	(2,023)	(19)
Accounts payable	(1,721)	(2,209)
Income taxes payable	3,371	(1,924)
Accrued expenses	1,095	(18)
Current deferred compensation	(2,348)	(1,825)
Deferred revenue	3,702	(990)

Net cash provided by operating activities of continuing operations	6,474	13,258

Cash flows from investing activities of continuing operations:
Purchase of Cronto	(19,495)	0
Additions to property and equipment	(480)	(838)
Additions to intangible assets	(186)	(233)
Other assets	307	134

Net cash used in investing activities of continuing operations	(19,854)	(937)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options	19	190
Tax payments for restricted stock issuances	(736)	0

Net cash provided by (used in) financing activities of continuing operations	(717)	190

Cash flows used in discontinued operations:
Net cash provided by (used in) operating activities of discontinued operations	(569)	(767)

Net cash provided by (used in) discontinued operations	(569)	(767)

Effect of exchange rate changes on cash	318	(100)

Net increase (decrease) in cash	(14,348)	11,644
Cash and equivalents, beginning of year	106,469	84,497

Cash and equivalents, end of period	$92,121	$96,141

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

Note 1—Summary of Significant Accounting Policies

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

Foreign Currency Translation and Transactions

The financial position and results of the operations of the majority of the company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income. Revenue and expenses are translated at average exchange rates prevailing during the year. Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other income (expense). Translation adjustments arising from intercompany loans not expected to be repaid in the foreseeable future are recorded as other comprehensive income.

The financial position and results of operations of our operations in Singapore and Switzerland are measured in U.S. Dollars. For these subsidiaries, gains and losses that result from foreign currency transactions are included in the consolidated statements of operations in other income (expense).

For the three and nine months ended September 30, 2013, foreign currency transactions resulted in losses of $648 and $740, respectively, compared to losses of $304 and gains of $259 for the same periods in 2012.

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

Software Development Costs

We capitalize software development costs in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. No software development costs were capitalized during the three and nine months ended September 30, 2013.

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

Fair Value of Financial Instruments

At September 30, 2013 and December 31, 2012, our financial instruments were cash equivalents, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined using level one inputs as defined in ASC 820, Fair Value Measurements and Disclosures. The fair values of the financial instruments were not materially different from their carrying amounts at September 30, 2013 and December 31, 2012.

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

Note 2—Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents the balance due on credit sales made to customers. The allowance for doubtful accounts is an estimate of losses that may result from customers’ inability to make payment on their outstanding balances.

	September 30,	December 31,
	2013	2012
Accounts receivable	$28,309	$29,468
Allowance for doubtful accounts	(719)	(1,894)

Accounts receivable, net	$27,590	$27,574

Note 3—Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the FIFO method.

Inventories are comprised of the following:

	September 30,	December 31,
	2013	2012
Component parts	$13,772	$6,613
Work-in-process and finished goods	12,540	12,062

Total	$26,312	$18,675

Note 4—Discontinued Operations

During 2011, our wholly-owned Dutch subsidiary, DigiNotar B.V., was declared bankrupt. The court-appointed trustee is responsible for the business activities, administration and liquidation of DigiNotar B.V. Accordingly, related assets, liabilities and activities are reflected in discontinued operations.

Income (loss) from discontinued operations, net of tax, for the three and nine months ended September 30, 2013 was $(47) and $286, respectively and $(173) and $(493) for the same periods in 2012.

At September 30, 2013 and December 31, 2012, assets of discontinued operations and liabilities of discontinued operations consist of the following:

	September 30,	December 31,
	2013	2012
Contingent consideration due from escrow	$1,893	$1,851
Due from DigiNotar, net of allowance for doubtful account of $952	—	423
Income taxes receivable	351	377

Assets of discontinued operations	$2,244	$2,651

Due to DigiNotar	$—	$1,301
Accrued professional fees	30	34

Liabilities of discontinued operations	$30	$1,335

Note 5—Acquisition of Cronto

To further increase our product offerings, on May 20, 2013, we acquired all of the stock of Cronto Limited, a private company organized and existing in the United Kingdom (“Cronto”), for initial consideration of EUR 15,000 ($19,611 at the exchange rate of 1.31 U.S. Dollars per Euro). The purchase price was subject to verification of certain balances resulting in an additional payment of GBP 358 in June 2013 (approximately $555 at an exchange rate of 1.55 U.S. Dollars per British Pound). Both payments were funded by our existing cash balances.

Consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as of the acquisition date as follows:

Cash	$672
Inventory	486
Other current assets	116
Property and equipment	16
Goodwill	9,223
Intangible assets	13,257
Customer deposits	(624)
Deferred income tax liabilities	(2,790)
Other current liabilities	(190)

$20,166

In addition to consideration detailed above, the transaction also includes contingent consideration of €2,000 ($2,620 at the exchange rate of 1.31 U.S. Dollars per Euro) subject to orders for Cronto products to new customers during the twenty-four months ended May 20, 2015 to be recorded as earned. For the three and nine months ended September 30, 2013, no amounts were expensed for contingent consideration.

Acquired identifiable intangible assets totaling $13,257 are being amortized over their respective useful lives ranging from two to five years. Goodwill is attributable to expected increased revenues and reduced costs resulting from synergies of combined operations.

The acquisition is not material to our consolidated balance sheet and results of operations. The consolidated financial statements include the operating results of Cronto from the acquisition date.

Note 6—Goodwill

Goodwill activity for the nine months ended September 30, 2013 consisted of the following:

Net balance at December 31, 2012	$13,176
Additions—Cronto	9,223
Net foreign currency translation	683

Net balance at September 30, 2013	$23,082

Additions-Cronto refers to goodwill related to the acquisition of Cronto described above.

Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuations.

Note 7—Intangible Assets

Intangible asset activity for the nine months ended September 30, 2013 is detailed in the following table.

	Capitalized	Patents &		Total Intangible
	Technology	Trademarks	Other	Assets
Net balance at December 31, 2012	$4,847	$1,642	$18	$6,507
Additions—Cronto	11,937	235	1,085	13,257
Additions—Other	0	176	0	176
Net foreign currency translation	5	0	39	44
Amortization expense	(2,016)	(94)	(97)	(2,207)

Net balance at September 30, 2013	$14,773	$1,959	$1,045	$17,777

September 30, 2013 balance at cost	$29,536	$2,234	$1,183	$32,953
Accumulated amortization	(14,763)	(275)	(138)	($15,176)

Net balance at September 30, 2013	$14,773	$1,959	$1,045	$17,777

Additions—Cronto refers to intangibles acquired in the acquisition of Cronto described above including capitalized technology, trademarks, customer relationships and non-compete agreements.

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations.

Note 8—Income Taxes

Our effective tax rate for the nine months ended September 30, 2013 is equal to our expected annual tax rate of 23%. This is lower than the U.S. statutory rate of 34%, primarily due to income in foreign jurisdictions taxed at lower rates. In the first half of 2013, our expected annual tax rate was estimated to be 17%. The increase in the expected annual tax rate results from a shift in income mix away from low-tax jurisdictions.

Our effective tax rate for the three months ended September 30, 2013 was 29%. The effective rate for the quarter is higher than the estimated annual rate because it includes an adjustment for the first half of the year to account for the increase in the estimated rate from 17% to 23%.

Our effective tax rate for the nine months ended September 30, 2012 was equal to our expected annual tax rate of 22%. The expected annual rate was lower than the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates. In the first half of 2012, our estimated annual tax rate was 21%. The increase in the expected annual tax rate resulted from a shift in income mix away from low-tax jurisdictions

Our effective tax rate for the three months ended September 30, 2012 was 24%. The effective rate for the quarter was higher than the estimated annual rate because it included an adjustment for the first half of the year to account for the increase in the estimated rate from 21% to 22%.

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

Note 9—Warranties

We maintain a reserve for potential warranty claims related to products sold and recognized in revenue. We regularly reassess the adequacy of our estimates and adjust the amounts as necessary. Our warranty reserve is included in other accrued expenses.

The activity in our warranty liability was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$34	$88	$45	36
Provision for claims	58	12	124	110
Product or cash issued to settle claims	(22)	(71)	(99)	(117)

Balance, end of period	$70	$29	$70	$29

At September 30, 2013, deferred revenue from extended warranties was $93.

Note 10—Long-Term Incentive Compensation and Stock Based Compensation

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

The following table details long-term compensation plan and stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Restricted stock	$559	$356	$1,886	$2,060
Long-term compensation plan	45	144	76	688

Total expense	$604	$500	$1,962	$2,748

Note 11—Common Stock and Earnings per Share

Under with the 2009 Equity Incentive Plan, during the three months ended March 31, 2013, we issued 144 shares of restricted common stock for awards granted in the first quarter of 2013 and 134 shares of unrestricted common stock related to performance awards granted in prior years.

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three and nine months ended September 30, 2013 and 2012 follow:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income—continuing operations	$3,369	$4,682	$7,631	$14,074
Net income (loss)—discontinued operations	(47)	(173)	286	(493)

Net income	$3,322	$4,509	$7,917	$13,581

Weighted average common shares outstanding
Basic	38,910	38,136	38,836	37,997
Incremental shares with dilutive effect:
Stock options	198	423	198	494
Restricted stock awards	118	274	138	185

Diluted	39,226	38,833	39,172	38,676

Basic income (loss) per share
Continuing operations	$0.09	$0.12	$0.19	$0.37
Discontinued operations	0.00	0.00	0.01	(0.01)

Total net income per share	$0.09	$0.12	$0.20	$0.36

Diluted income (loss) per share
Continuing operations	$0.08	$0.12	$0.19	$0.36
Discontinued operations	0.00	0.00	0.01	(0.01)

Total net income per share	$0.08	$0.12	$0.20	$0.35

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended concerning, among other things, our expectations regarding the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and services and the anticipated future growth in certain markets in which we currently market and sell our products and services or anticipate selling and marketing our products or services in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect”, “believe”, “will”, “anticipate”, “emerging”, “intend”, “plan”, “could”, “may”, “estimate”, “should”, “objective”, “goal”, “possible”, “potential” , “projected” and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from those contemplated above include, among others, our ability to integrate and effectively sell Cronto’s technology, our ability to recover amounts held in escrow related to our acquisition of DigiNotar and unanticipated costs associated with DigiNotar’s bankruptcy or potential claims that may arise in connection with the hacking incidents at DigiNotar. Additional risks, uncertainties and other factors have been described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2012 and include, but are not limited to, (a) risks of general market conditions, including currency fluctuations and the uncertainties resulting from turmoil in world economic and financial markets, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasingly sophisticated hacking attempts, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, and changing government regulations, and (c) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements. Except for our ongoing obligations to disclose material information as required by the U.S. federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

General

The following discussion is based upon our consolidated results of operations for the quarter and nine months ended September 30, 2013 and 2012 (percentages in the discussion, except for returns on average net cash balances, are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

By using our DPS/MDPC authentication platform, business customers can deploy two-factor authentication more quickly, incur less upfront costs and be able to use strong authentication when logging onto a larger number of internet sites and applications. We expect those applications using DPS to include B2B applications and B2E applications (e.g., employees of companies logging into third party applications operated in the cloud). We believe that corporations or application service providers will pay us a fee based on either the number of users accessing their application through our platform or the number of authentication clicks consumed by their users when accessing their application.

While there were minimal revenues generated from the services platform to date, we expect that DPS/MDPC will start making a contribution in 2014. We believe that DPS/MDPC has the potential for significant future growth as it will make two-factor authentication more affordable and readily available to users and application markets.

Comparison of Results for the Three and Nine Months Ended September 30, 2013 and 2012

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

Currency Fluctuations: In the third quarter of 2013 and 2012 approximately 93% and 94%, respectively, of our revenue was generated outside the United States. For the nine months ended September 30, 2013 and 2012 approximately 92% and 93%, respectively, of our revenue was generated outside of the U.S.

In addition, in the third quarter of 2013 and 2012 approximately 82% and 85%, respectively, of our operating expenses were incurred outside the United States. For both the nine months ended September 30, 2013 and 2012 approximately 81% of our operating expenses were incurred outside of the U.S. As a result, changes in currency exchange rates, especially from the Euro to U.S. Dollar, can have a significant impact on revenue and expenses.

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

The U.S. Dollar weakened approximately 5% against the Euro for the quarter and 2% for the nine months ended September 30, 2013 compared to the same periods in 2012. In addition, the U.S. Dollar strengthened approximately 14% against the Australian Dollar for the quarter and 5% for nine months ended September 30, 2013 compared to the same periods in 2012. We estimate that the changes in the exchange rate of the U.S. Dollar to these two currencies in 2013 compared to 2012 resulted in an increase in revenue and operating expenses of approximately $282 and $548, respectively, for the quarter ended September 30, 2012 and an increase in revenue and operating expenses of approximately $244 and $573, respectively, for the nine months ended September 30, 2013 compared to the same periods in 2012.

The financial position and the results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland and Singapore, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates generated other comprehensive income of $3,498 in the third quarter of 2013 and $1,231 for the first nine months of 2013. Translation adjustments arising from differences in exchange rates generated other comprehensive income of $1,703 in the third quarter of 2012 and other comprehensive loss of $277 for the first nine months of 2012. These amounts are included as a separate component of stockholders’ equity. The functional currency for both of our subsidiaries in Switzerland and Singapore is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other non-operating income (expense). Foreign exchange transaction losses were $648 and $740 in the third quarter and first nine months of 2013, respectively, and compare to losses of $304 and $259 in the third quarter and first nine months of 2012, respectively.

Revenue

Revenue by Geographic Regions: We classify our sales by customers’ location in four geographic regions: 1) EMEA, which includes Europe, the Middle East and Africa; 2) the United States, which for our purposes includes sales in Canada; 3) Asia Pacific; and 4) Other Countries, including Australia, Latin America and Central Asia. The breakdown of revenue for the three and nine months ended September 30, 2013 and 2012 in each of our major geographic regions follows:

	EMEA	United States	Asia Pacific	Other Countries	Total
Three months ended September 30:
Revenue:
2013	$21,919	$2,862	$8,530	$5,845	$39,156
2012	19,160	2,272	10,651	4,209	36,292
Percent of Total:
2013	56%	7%	22%	15%	100%
2012	53%	6%	29%	12%	100%
Nine months ended September 30:
Revenue:
2013	$68,397	$8,792	$19,887	$14,706	$111,782
2012	69,904	8,112	26,018	11,158	115,192
Percent of Total:
2013	61%	8%	18%	13%	100%
2012	61%	7%	22%	10%	100%

Total revenue in the third quarter of 2013 increased $2,864, or 8%, from third quarter of 2012. Including the impact of changes in currency exchange rates, the increase was primarily attributable to a 10% increase in revenues from the banking market. Revenues from the enterprise and application security market in the third quarter of 2013 were comparable to the third quarter of 2012. As noted above, for the quarter ended September 30, 2013, we estimate that the weakening of the U.S. Dollar as compared to the Euro resulted in an increase in revenue of $282.

Revenue generated in EMEA during the third quarter of 2013 was $2,759, or 14%, higher than the third quarter of 2012. The increase in revenues reflected an increase in revenues from the banking market partially offset by a decrease in revenues from the enterprise and application security market.

Revenue generated in the United States during the third quarter of 2013 was $590, or 26%, higher than the third quarter of 2012. The increase in revenues reflected an increase in revenues from both the banking market and from the enterprise and application security market. The banking market in the United States uses our technology primarily for corporate banking applications and, as a result, is relatively small. Given the size of the market, our results may vary significantly period to period based on the size and timing of shipment of individual orders.

Revenue generated in the Asia Pacific region during the third quarter of 2013 was $2,121, or 20%, lower than the third quarter of 2012. The decrease in revenues reflected a decline in revenues from the banking market partially offset by an increase in revenues from the enterprise and application security market.

Revenue generated from Other Countries during the third quarter of 2013 was $1,636, or 39%, higher than the third quarter of 2012. The increase in revenues reflected an increase in revenues from the banking market partially offset by a decrease in revenues from the enterprise and application security market. We expect that revenues from Other Countries will be more volatile than from our other regions given their earlier stage of development of the authentication market in those countries. VASCO, however, plans to continue to invest in new markets based on our estimates of the each market’s demand for strong user authentication.

Total revenue for the nine months ended September 30, 2013 decreased $3,410, or 3%, from the first nine months of 2012. Including the impact of changes in currency exchange rates, the decrease was primarily attributable to a 14% decrease in revenues from the enterprise and application security market and a less than 1% decrease in revenues from the banking market. As noted above, for the nine months ended September 30, 2013, we estimate that the weakening of the U.S. Dollar as compared to the Euro resulted in an increase in revenue of $244.

Revenue for the nine months ended September 30, 2013 generated in EMEA decreased $1,507, or 2%, from the first nine months of 2012. Revenue from the enterprise and application security market for the first nine months of 2013 was approximately 8% lower than in the same period of 2012, while revenues from the banking market were approximately 1% lower than the revenue for the first nine months of 2012.

Revenue for the nine months ended September 30, 2013 generated in the United States increased $680, or 8%, from the first nine months of 2012. The increase in revenues from the U.S. for the first nine months of 2013 was primarily due to an increase in revenues from the banking market partially offset by a decline in revenues from the enterprise and application security market.

Revenue for the nine months ended September 30, 2013 from Asia Pacific decreased $6,131, or 24%, from the first nine months of 2012. Revenues from Asia Pacific for the first nine months of 2013 reflected a decrease in revenues from the banking market partially offset by an increase in revenues from the enterprise and application security market.

Revenue for the nine months ended September 30, 2013 generated from Other Countries increased $3,548, or 32%, from the first nine months of 2012. Revenues from Other Countries for the first nine months of 2013 primarily reflected an increase in revenues from banking markets partially offset by a decline in revenues from the enterprise and application security markets.

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

	Banking	Enterprise & Application Security	Total
Three months ended September 30:
Revenue:
2013	$32,475	$6,681	$39,156
2012	29,592	6,700	36,292
Percent of Total:
2013	83%	17%	100%
2012	82%	18%	100%
Nine months ended September 30:
Revenue:
2013	$92,742	$19,040	$111,782
2012	93,168	22,024	115,192
Percent of Total:
2013	83%	17%	100%
2012	81%	19%	100%

Revenue in the third quarter of 2013 from the banking market increased $2,883, or 10%, from the third quarter of 2012 and revenue from the enterprise and application security market decreased $19, or less than 1%, in the same period.

The increase in revenues from the banking market in the third quarter of 2013 compared to the third quarter of 2012 primarily reflected an increase in revenues from non-hardware products. Revenues from the banking market increased in all of our regions with the exception of the Asia-Pacific region. While we believe that the global banking market is relatively stable, our revenues may vary significantly period to period and region to region based on the size and timing of shipment of individual orders.

There was no significant change in our consolidated revenues from the enterprise and application security market in the third quarter of 2013 compared to the third quarter of 2012. On a regional basis, increases in revenues from the U.S. and Asia-Pacific regions were offset by declines in revenues from EMEA and Other Countries. The size of the enterprise and application security market in all regions other than EMEA is relatively small and, as a result, our revenues may vary significantly period to period based on the size and timing of shipment of individual orders.

Revenue for the first nine months of 2013 from the banking market decreased $426, or less than 1%, compared to the first nine months of 2012, while revenue from the enterprise and application security market decreased $2,984 or 14% in the same period.

The decrease in revenues from the banking market for the first nine months of 2013 compared to the same period of 2012 reflected a decline in revenues from hardware products partially offset by an increase from non-hardware products. Revenues from the banking market increased in the U.S. and Other Countries, but declined in the Asia-Pacific market for the first nine months of 2013 compared to the same period in 2012. Revenues from the EMEA banking market for the first nine months of 2013 were comparable to revenues in the same period in 2012.

The decrease in revenues from the enterprise and application security market for the first nine months of 2013 compared to the same period of 2012 reflected a decrease in revenues from both hardware and non-hardware products. Revenues for the first nine months of 2013 in the enterprise and application security market decreased in all of our markets with the exception of the Asia-Pacific market compared to the same period in 2012.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue from continuing operations for the three months and nine months ended September 30, 2013 and 2012:

AS A PERCENTAGE OF REVENUE

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	36.0%	34.2%	35.6%	34.8%

Gross profit	64.0%	65.8%	64.4%	65.2%
Operating costs:
Sales and marketing	24.0%	24.5%	26.4%	24.4%
Research and development	12.9%	12.4%	13.6%	12.1%
General and administrative	11.4%	10.3%	13.8%	12.3%
Amortization of purchased intangible assets	2.9%	1.3%	2.0%	1.2%

Total operating costs	51.2%	48.5%	55.8%	50.0%

Operating income	12.8%	17.3%	8.6%	15.2%
Interest income	0.1%	0.2%	0.1%	0.2%
Other income (expense)	(0.7)%	(0.5)%	0.1%	0.3%

Income from continuing operations before income taxes	12.2%	17.0%	8.8%	15.7%
Provision for income taxes	3.6%	4.1%	2.0%	3.5%

Net income from continuing operations	8.6%	12.9%	6.8%	12.2%

Gross Profit

Consolidated gross profit for the quarter ended September 30, 2013 was $25,054, an increase of $1,199, or 5%, from the quarter ended September 30, 2012. Gross profit as a percentage of revenue (gross profit margin) was 64% for the quarter ended September 30, 2013, as compared to 66% for the quarter ended September 30, 2012. The decrease in gross profit as a percentage of revenue for the third quarter of 2013 compared to 2012 primarily reflects:

•	a decline in revenue from the enterprise and application security market as a percentage of total revenue, and

•	a decrease in gross margins of hardware sales in both the banking market and the enterprise and application security market,

partially offset by,

•	an increase in non-hardware revenue as a percentage of total revenue, and

•	a reduction in card readers as a percentage of total revenue.

Consolidated gross profit for the nine months ended September 30, 2013 was $72,025, a decrease of $3,159, or 4%, from the comparable period in 2012. Gross profit as a percentage of revenue (gross profit margin) was 64% for the nine months ended September 30, 2013, as compared to 65% for the comparable period in 2012. The decrease in the gross profit margin for the first nine months of 2013 compared to 2012 primarily reflects:

•	a decrease in revenue from the enterprise and application security market as a percentage of total revenue, and

•	a decrease in gross margins of hardware sales in the banking market,

partially offset by,

•	an increase in non-hardware revenue as a percentage of total revenue, and

•	an increase in gross margins of hardware sales in the enterprise and application security market.

Revenue from our enterprise and application security market, which generally has margins that are 20 to 30 percentage points higher than the banking market, was 17% of our revenue for both the third quarter and first nine months of 2013 compared to 18% and 19% for the third quarter and first nine months of 2012, respectively.

Card readers, which can have a gross profit margin that is approximately 10 to 20 percentage points lower than other hardware-related margins due to competitive pricing pressures, were 10% and 13% of our revenue for both the third quarter and first nine months of 2013, respectively, compared to 13% of our revenue for both the third quarter and first nine months of 2012. We expect that the relatively low gross profit margin on card readers will continue into the foreseeable future as there are a number of competitors in the EMV (Europay, MasterCard and Visa) market that produce card reader products with fewer features than our products at a lower cost.

Non-hardware revenue, which includes, but is not limited to software and maintenance, can have a gross profit margin that is approximately 20 to 30 percentage points higher than hardware-related revenue, depending on the model and quantity of the hardware units sold. Non-hardware revenue was 28% of our revenue for both the third quarter and first nine months of 2013, respectively, compared to approximately 23% of revenue for both the third quarter and first nine months of 2012. We plan to continue to focus on sales of our non-hardware revenue items and expect that they will increase as a percentage of our total revenue in future periods.

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

On a consolidated basis, our operating expenses for the quarter and nine months ended September 30, 2013 were $20,023 and $62,354, respectively, an increase of $2,444, or 14%, from the third quarter of 2012 and an increase of $4,658, or 8%, from the nine months ended September 30, 2012.

The increase in consolidated operating expenses for the third quarter of 2013 compared to the third quarter of 2012 was primarily related to:

•	a 9% increase in our average headcount,

•	operating and amortization expenses totaling $974 related to Cronto Ltd.,which was acquired in the second quarter of 2013,

•	an increase in expense related to the change in currency exchange rates of approximately $548, as noted above.

The increase in consolidated operating expenses for the first nine months of 2013 compared to the same period in 2012 was primarily related to:

•	a 6% increase in our average headcount,

•	operating and amortization expenses totaling $1,343, excluding acquisition-related expenses, related to Cronto Ltd., and

•	an increase in expense related to the change in currency exchange rates of approximately $573, as noted above.

Operating expenses for the third quarter and first nine months of 2013 included $604 and $1,962, respectively, of expenses related to long-term incentive plan costs compared to $500 and $2,748, respectively, of long-term incentive plan costs for the third quarter and first nine months of 2012.

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended September 30, 2013 were $9,375, an increase of $486, or 5%, from the third quarter of 2012. Consolidated sales and marketing expenses for the nine months ended September 30, 2013, were $29,476, an increase of $1,324, or 5%, from the same period of 2012. The increase in sales and marketing expenses for both periods reflected an increase in average headcount.

Average full-time sales, marketing, support, and operating employee headcount for the three and nine months ended September 30, 2013 was 193 and 183, respectively, compared to 173 and 171 for the three and nine months ended September 30, 2012, respectively. The increase in headcount was approximately 12% for the third quarter and 7% for the nine months ended September 30, 2013 when compared to the same periods in 2012.

Research and Development Expenses

Consolidated research and development expenses for the quarter ended September 30, 2013, were $5,065, an increase of $577, or 13%, from the third quarter of 2012. Consolidated research and development costs for the nine months ended September 30, 2013, were $15,257, an increase of $1,271, or 9%, from the same period of 2012. The increase in research and development expenses for both periods reflected an increase in average headcount and the purchase of Cronto Limited in the second quarter of 2013.

Average full-time research and development employee headcount for the three and nine months ended September 30, 2013 was 151 and 145, respectively, compared to 143 and 140 for the three and nine months ended September 30, 2012, respectively. The increase in headcount was approximately 6% and 4% for the third quarter and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended September 30, 2013, were $4,469, an increase of $743, or 20%, from the third quarter of 2012. Consolidated general and administrative expenses for the nine months ended September 30, 2013, were $15,414, an increase of $1,283 or 9%, from the same period of 2012. The increase in general and administrative expenses for the third quarter of 2013 compared to the third quarter of 2012 was primarily due to an increase in average headcount. The increase in general and administrative expenses for the first nine months of 2013 compared to the same period of 2012 was primarily due to an increase in average headcount and an increase in professional services primarily related to our acquisition of Cronto Limited in the second quarter of 2013.

Average full-time general and administrative employee headcount for the three and nine months ended September 30, 2013 was 60 and 59, respectively, compared to 55 for both the three and nine months ended September 30, 2012. The increase in headcount was approximately 9% and 7% for the third quarter and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012.

Amortization of Intangible Assets

Amortization of intangible assets for the third quarter and first nine months of 2013 was $1,114 and $2,207, respectively, an increase of $638 when compared to the third quarter of 2012 and an increase of $780 when compared to the nine months ended September 30, 2012. The increase in amortization expense for the third quarter primarily reflects the amortization of purchased intangible assets related to the acquisition of Cronto Limited in the second quarter of 2013. For the first nine months, the increase primarily reflects the amortization of purchased intangible assets related to the acquisition of Cronto partially offset by the fact that intangibles related to our purchase of Able, NV in 2006 were fully amortized in the first quarter of 2013.

Interest Income

Consolidated net interest income was $48 in the third quarter of 2013 as compared to income of $62 in the third quarter of 2012. For the nine months ended September 30, 2013, interest income was $130 compared to $207 for the same period of 2012. The decrease in interest income for the third quarter of 2013 compared to the same period in 2012 reflects a reduction in both the average invested balance and the average interest rate earned on the invested balances. The decrease in interest income for the first nine months of 2013 compared to the same period in 2012 reflects a reduction in the average interest rate earned on the invested balances partially offset by an increase in the average invested balance

Our average cash balance in the third quarter and first nine months of 2013 of $88,357 and $97,562 was 3% lower and 8% higher, respectively, than in the third quarter and first nine months of 2012. Our annual return on invested cash was approximately 0.2% for the both third quarter and nine months ended September 30, 2013, respectively, compared to 0.3% for both the third quarter and first nine months in 2012.

Other Income (Expense), Net

Other income (expense) primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our export business in those countries and other miscellaneous non-operational, non-recurring expenses.

Other expense for the third quarter of 2013 was $304 and compares to other expense of $183 for the third quarter of 2012. The increase in other expense primarily reflects increased foreign exchange transaction losses. Other expense included exchange losses of $648 for the quarter ended September 30, 2013 compared to exchange losses of $304 for the quarter ended September 30, 2012.

Other income for the first nine months of 2013 was $109 and compares to other income of $349 for the first nine months of 2012. The decrease in other income primarily reflects increased foreign exchange transaction losses. Other income included exchange losses of $740 for the nine months ended September 30, 2013 compared to an exchange loss of $259 for the nine months ended September 30, 2012.

Income Taxes

Income tax expense for the third quarter of 2013 was $1,406, a decrease of $67 from the third quarter of 2012. The decrease in tax expense is attributable to lower pretax income partially offset by an increase in our effective tax rate. The effective tax rate was 29% for the third quarter of 2013 compared to 24% for the third quarter of 2012. The tax rate in the third quarter of 2013 was negatively impacted by an adjustment to increase our estimated full-year tax rate from 17% to 23%. The tax rate in the third quarter of 2012 was negatively impacted by an adjustment to increase our estimated full-year tax rate from 21% to 22%.

Income tax expense for the first nine months of 2013 was $2,279, a decrease of $1,691 from the same period in 2012. The decrease in tax expense reflects lower pre-tax income partially offset by an increase in our estimated full-year effective tax rate. The effective tax rate was 23% for the first nine months of 2013 and compares to 22% for the first nine months of 2012.

The increase in the tax rate was primarily related to unfavorable changes in the geographic mix of our earnings partially offset by a reduction in taxable payments related to our U.S. and Swiss subsidiaries’ purchase of intangible assets from certain other subsidiaries. In 2012, the payments had the effect of shifting income to higher tax rate jurisdictions. The payments are no longer required in 2013. We believe that our effective tax rate may vary significantly quarter to quarter as actual earnings or losses are realized in countries with differing tax rates or with loss carryforwards with valuation allowances.

The effective tax rate for both periods reflects our estimate of our full-year tax rate at the end of each respective period. The increase in the tax rate is primarily attributable to a decrease in pretax income in tax jurisdictions that either have a lower statutory tax rate or have tax loss carryforwards that have been reserved. We believe that our effective tax rate may vary significantly quarter to quarter as actual earnings or losses are realized in countries with differing tax rates or with loss carryforwards with valuation allowances.

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

Income (Loss) from Discontinued Operations

We reported an after-tax loss from discontinued operations of $47 for the third quarter and income of $286 for the nine months ended September 30, 2013 and after-tax losses of $173 and $493 for the three and nine months ended September 30, 2012, rspectively. Results include ongoing expenses related to the bankruptcy and discontinuation of the DigiNotar business in the third quarter of 2011. In addition, results for the first nine months of 2013 reflect a change in the estimated cost to settle certain liabilities accrued in previous periods.

Liquidity and Capital Resources

Our net cash balance was $92,121 at September 30, 2013, an increase of $6,472 or 8%, from $85,649 at June 30, 2013, and a decrease of $14,348, or 13%, from $106,469 at December 31, 2012. The increase in cash from June 30, 2013 was attributable to the positive cash flow from operations, the weakening of the U.S. dollar to the Euro partially offset by unfavorable changes in other key elements of working capital. The decrease in cash from December 31, 2012, was primarily attributable to cash paid for the acquisition of Cronto Limited in the second quarter of 2013 and to the purchase of end-of-life processors as described in our 10-K for the year ended December 31, 2012.

As of September 30, 2013, we held $69,155 of cash in banks outside of the United States. Of that amount, $68,670 is not subject to significant repatriation restrictions, but may be subject to taxes upon repatriation. We have not provided for taxes on our unremitted foreign earnings as we consider them to be permanently invested.

At September 30, 2013 we had working capital of $120,117, an increase of $7,666, or 7%, from $112,451 at June 30, 2013 and a decrease of $9,370 or 7% from $129,487 reported at December 31, 2012. The increase in working capital for the quarter was primarily related to cash flow related to our earnings. The decrease in working capital for the nine months ended September 30, 2013 was primarily related to the acquisition of Cronto.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three and nine months ended September 30, 2013. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and nine months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

Exhibit 31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2013.

Exhibit 31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2013.

Exhibit 32.1	—	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2013.

Exhibit 32.2	—	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2013.

Exhibit 101.INS	—	XBRL Instance Document

Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2013.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown
Clifford K. Bown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2013.

Exhibit 31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2013.

Exhibit 32.1	—	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2013.

Exhibit 32.2	—	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2013.

Exhibit 101.INS	—	XBRL Instance Document

Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document