Form 10-K
period 2013-12-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2014-03-12
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

As of June 30, 2013, the aggregate market value of voting and non-voting common equity (based upon the last sale price of the common stock as reported on the NASDAQ Capital Market on June 28, 2013) held by non-affiliates of the registrant was $243,279,962 at $8.31 per share.

As of March 1, 2014, there were 39,688,730 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

This report contains trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, Digipass as a Service (DPS), MYDIGIPASS.COM, DIGIPASS, VACMAN, aXsGUARD, Cronto and IDENTIKEY.

Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended concerning, among other things, our expectations regarding the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and services and the anticipated future growth in certain markets in which we currently market and sell our products and services or anticipate selling and marketing our products or services in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect”, “believe”, “will”, “anticipate”, “emerging”, “intend”, “plan”, “could”, “may”, “estimate”, “should”, “objective”, “goal”, “possible”, “potential”, “project”, and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors have been described in greater detail in this Annual Report on Form 10-K and include, but are not limited to, (a) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasingly sophisticated hacking attempts, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, and changing government regulations, and (c) risks of general market conditions, including currency fluctuations and volatility in world economic and financial markets. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements. Except for our ongoing obligations to disclose material information as required by the U.S. federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

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

General

VASCO is a security company that designs, develops and markets security systems to secure and manage access to user digital assets of all kinds. Those security systems include both open standards-based and patented products and services used for “Strong User Authentication”, transaction signing and document signing for the Business-to-Business (“B2B”), Business-to-Employee (“B2E”) and Business-to-Consumer (“B2C”) markets.

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

In the era of the ‘Internet of Things,’ people have become more and more connected as devices of all types, especially mobile, proliferate. Service providers need to adapt to that reality. End users are no longer satisfied with service offerings that are limited to a single platform. Only cross-platform services that are accessible with any mobile connected device will prove to be viable. In this increasingly connected society, online and mobile will benefit from our expertise in strong user authentication, transaction signing and application security. Our convenient and proven solutions enable trusted interactions between businesses, employees and consumers across a multitude of online and mobile platforms.

In order to grow in this rapidly evolving society, VASCO has developed a clear strategy. We have created mobile solutions that move beyond pure authentication to risk-based solutions based on a scoring mechanism. This enables us to offer our customers security that is appropriate for their task or transaction. At the core of this is DIGIPASS for Application Perimeter Protection SDK (DIGIPASS for APPS) on the client-side, and VACMAN Controller on the server side, enhanced with a complete set of new functionalities in support of this new strategy.

VASCO’s primary product and service lines include:

•	VACMAN: Core host system authentication platform, combining all technologies on one unique platform;

•	IDENTIKEY Authentication Server family: Adds full server functionality to the VACMAN core authentication platform;

•

DIGIPASS for APPS: Core client platform for mobile applications that combines multiple technologies and provides certain data that can be used for a scoring mechanism in risk-based solutions using attributes of the mobile device;

•	DIGIPASS clients: A suite of over 50 multi-application client e-signature software products, based on the world’s most widely spread electronic client platforms;

•

DIGIPASS as a Service (DPS) and MYDIGIPASS.COM (MDP): Cloud-based authentication services platform offering designed to provide enterprise employees, businesses and consumers secure access to multiple online and in-the-cloud applications.

Our security solutions are sold worldwide through our direct sales force, as well as through distributors, resellers and systems integrators. We currently have over 10,000 customers, including more than 1,700 financial institutions, in more than 100 countries. Representative customers of our products include HSBC, BNP-Paribas Fortis, Citibank, KBC and Blizzard Entertainment.

We offer our products in one of two models, an on-premise model and an in-the-cloud or services model:

1.	Our on-premise model, which is our traditional approach to the market, allows a customer to license our host system software for installation on their on-premise systems in their applications. Similarly, our customers would purchase or license hardware or software devices (which we refer to as “client devices”) that would be distributed to the users of their systems or applications. Our on-premise model is ideally suited to applications where the application owner needs to control all critical aspects of security, which is often the case where there is either a high transaction value or a high frequency of use. Under our traditional approach, the client devices can generally only be used with one host system application.

Banking

Enterprise – VPN access

Enterprise – Secure Single Sign-On

Application Security

2.	Our in-the-cloud services model includes two product offerings that use the same operational platform;

a.	DIGIPASS as a Service (“DPS”) is our cloud-based service offering that was announced in October 2010 with a focus on the needs of customers in the Enterprise and Application Security market. By using our DPS authentication platform, business customers can deploy two-factor authentication more quickly and incur less upfront costs when compared to an on-premise solution. DPS is targeted towards B2B and B2E applications (e.g., employees of companies logging into third party applications operated in the cloud).

b.

MYDIGIPASS.COM (“MDP”) is our cloud-based service offering that was announced in April 2012 with a focus on the needs of B2B and B2C. MDP facilitates password management while adding an additional level of security to the logon procedure. By using our MDP platform, consumers using B2C applications will have convenient access to those applications with increased security. Users can download a free DIGIPASS for Mobile application from our website that enables them to generate strong dynamic passwords on their smart phone, tablet or other portable device. MDP provides a secure home page, the MYDIGIPASS.COM “launch pad”, from which users can quickly link to their frequently-used on-line sites.

The launchpad can be customized

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

In May, 2013, we acquired Cronto Limited (“Cronto”), a provider of secure visual transaction authentication solutions for online banking. Cronto’s patented solution offers a robust, yet simple way to assure that a financial transaction has not been compromised, or “hacked.” The Cronto solution has been integrated into VACMAN Controller and IDENTIKEY Server, VASCO’s security platforms that support VASCO’s entire family of strong authentication and e-signature products.

Since the 1998 exchange offer, including the acquisition of Cronto in 2013, we have engaged in nine acquisitions and one disposition.

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

Following the bankruptcy of DigiNotar B.V., we discontinued the certificate authority business, which was DigiNotar B.V.’s core product. We have, however, utilized the intellectual property acquired from DigiNotar in the development of PKI-secured applications, such as document signing, registration and storage solutions, which we expect will strengthen our core authentication product line and expand opportunities for us on our services platform.

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

•

Our products and services operate on a wide variety of platforms used to gain access to applications through the internet including, but not limited to, personal computers, smart phones, tablets and other personal data devices. A user’s single identity credential can be used across most all of the platforms he or she might use when accessing the internet.

•

We provide products that are designed to provide a good balance between ease of use and the strength of the underlying authentication technology used. Our single-sign-on product allows users to access multiple applications using one credential, which is verified when the user first logs onto an application secured by our technology. Some of our client products use quick-response (“QR”) codes that allow a user to minimize key strokes by optically and quickly scanning a QR code that may be encrypted, thus increasing the strength of the security being used.

•

We are providing a choice to our customers with our services platform. By using our authentication platform, customers can deploy two-factor authentication more quickly, incur less upfront costs and be able to use strong authentication when logging onto a larger number of internet sites and applications. We expect those applications to include B2B, B2E, including employees of companies logging into third party applications operated in the cloud, and B2C applications. We believe that DPS and MDP have the potential for significant future growth as it will make two-factor authentication more affordable and readily available to consumers and application markets.

As a result of this approach, we believe that we are a leading provider of strong authentication security solutions that can be combined with electronic and digital signature (“e-signature”) capabilities for all types of on-line, risk-based transactions.

Our Strategy

We believe that we have one of the most complete lines of security products and services for strong user authentication, electronic signatures, and digital signatures available in the market today. We also believe that we can demonstrate to an increasing number of distributors, resellers and systems integrators that they can more effectively differentiate themselves in their marketplaces and increase the value of their products by incorporating our security products into their own products. On a broad basis, our strategy is to:

•	Continue our end-to-end authentication strategy by offering the financial services sector the full array of authentication products and services;

•

Expand our penetration in other traditional markets by selling the products offered in the financial services sector to other markets including, but not limited to, business enterprises and other vertical markets that center around core applications that are similar to the way that the financial services market operates (e.g., e-commerce applications and e-government applications);

•	Expand our penetration into new markets such as B2B, B2E and B2C by providing strong authentication through our services platform in the form of DPS and MDP;

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

We plan to bring dormant DIGIPASSES to end users in the following ways:

•

DIGIPASS Embedded Security Solutions, which we also refer to as “DESS”: a software DIGIPASS is natively embedded on a manufacturer’s hardware. Examples are our partnering relationships with Intel Corporation and Option N.V.,

•

DIGIPASS Plus: a DIGIPASS client device that is purchased by our customer that has more than one identity on the device. The first identity is used for our customer’s proprietary application and the second identity can be activated by our customer’s end user to secure access to third party applications through our services platform.

•	National ID cards: many countries are expected to roll out national ID cards that can be used as an authentication and PKI platform.

•	Mobile platform solutions: we expect that mobile software platform providers will embed DIGIPASSES in their applications.

•	DIGIPASS client devices sold in retail shops.

•	DIGIPASS client devices sold or downloaded from our web shop.

We believe that we have over 125 million dormant DIGIPASSES in the market and expect this number to grow significantly in the next two years.

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

Additionally, we intend to continue to enhance and broaden our line of security products to meet the changing needs of our existing and potential customers by:

•

Building on our core software and hardware security expertise by continuing to expand our technology and services for use on different platforms, such as mobile phones , tablets and basically any device connected to the internet;

•	Embedding our core software into different platforms, such as chip sets used for PCs, mobile phones and any device connected to the internet;

•	Expanding our authentication services product offering;

•	Acquiring complementary technologies or businesses; and

•	Developing products for applications in new vertical markets.

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

IDENTIKEY Authentication Server is available in a Banking Edition and three versions for the Enterprise and Application Security market that can be easily upgraded.

•

The Banking Edition is the complete and robust protection against man-in-the-middle (MITM) attacks. Offers the highest security and has been verified to fit into existing PCI-DSS environments without reducing compliancy. This version includes:

•	RADIUS functionality,

•	Web filter support for access to in-house applications (OWA, RDWA, CWI, Receiver),

•	Two-Factor Authentication for protection of access to internet banking applications,

•	e-signature for validation of financial transactions, and

•	Licenses for up to seven servers.

The three versions available to the Enterprise and Application Security market include:

•

The Standard Edition includes Remote Authentication Dial In User Service (“RADIUS”) functionality for a single licensed server. It targets small and medium-sized business (“SMB”) wanting to secure their remote access infrastructure at the lowest total cost of ownership.

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

IDENTIKEY Appliance and IDENTIKEY Virtual Appliance

IDENTIKEY Appliance is a standalone authentication solution that offers strong two-factor authentication for remote access to a corporate network or to web-based in-house business applications. It comes in a standard 19 inch rack mountable “slim fit” design. The appliance verifies DIGIPASS/IDENTIKEY authentication requests from RADIUS clients and web filters and can easily be integrated with any infrastructure. It features a web based administration interface as well as an auditing and reporting console.

IDENTIKEY Virtual Appliance is a virtualized authentication appliance that secures remote access to corporate networks and web-based applications.

IDENTIKEY Federation Server

IDENTIKEY Federation Server is a server appliance that provides an identity & access management platform. It is used to validate user credentials across multiple applications and disparate networks. The solution validates users and creates an identity ticket enabling web single sign-on for different applications across organizational boundaries. IDENTIKEY Federation Server works as an Identity Provider within the local organization, but can also delegate authentication requests (for unknown users) to other Identity Providers. In a Federated Model, IDENTIKEY Federation Server does not only delegate but also receives authentication requests from other Identity Providers, when local users want to access applications from other organizations within the same federated infrastructure.

DIGIPASS for APPS

DIGIPASS for APPS is our core client platform for mobile applications. The solution offers a unique single framework with a comprehensive set of features that contains all necessary building blocks to secure applications at every level, from provisioning to human interface. DIGIPASS for APPS offers unique features to secure the environment in which the application resides, such as jailbreak and rootkit detection and geolocation.

The SDK (software development kit) also provides a secure channel to ensure end-to-end encryption of business critical data whereby relying on mainstream technologies like HTTPS may not be enough. The secure channel offered by DIGIPASS for APPS can virtually encrypt anything, such as texts, photos or QR codes.

DIGIPASS for APPS enables application developers to streamline and manage the entire provisioning, deployment and lifecycle process offering several options for end user activation and device binding features that link a user to a specific device. The solution also foresees in the possibility for end users to use multiple devices for one application with a single license.

DIGIPASS Product Line

Our DIGIPASS product line, which exists as a family of software and hardware client authentication products and services, provides a flexible and affordable means of authenticating users to any network, including the internet and mobile applications.

Security can be broken into three factors:

•	What the user has (the DIGIPASS itself, in hardware, software, or embedded version);

•	What the user knows (the PIN code to activate the DIGIPASS); and

•	Who the user is (biometrics).

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

DIGIPASSES calculate dynamic signatures and passwords, also known as one-time passwords, to authenticate users on a computer network and for a variety of other applications. DIGIPASS software also offers the additional capacity to secure the platform itself with functionalities including secure storage, secure channel, secure provisioning, and device binding capabilities.

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

DIGIPASS technology is designed to operate on non-VASCO platforms such as desktop PCs or laptops. DIGIPASS technology is also available for any mobile device, smart phones and smart cards. For users of mobile phones, the virtual DIGIPASS generates one-time passwords that are sent to the mobile telephone user by SMS (Short Messaging System).

Other technologies such as PKI-enabled products are included in the DIGIPASS family, based on the same back-end VACMAN core technology.

With the acquisition of Cronto, VASCO has also added visual cryptography to its product portfolio. Sensitive transaction data are captured in a cryptogram that resembles a matrix of colored dots. By scanning the image with a hardware or software authenticator, the data contained in the cryptogram are decrypted and the transaction details are presented to the user for verification.

DIGIPASS technology also combines the benefits of traditional password authenticators (authentication and digital signatures) with smart card readers. Together, they bring portability to smart cards and allow secure time-based algorithms.

Our Services Platform (DPS and MDP)

In October of 2010, we launched our DIGIPASS as a Service security platform to the market. Our initial DPS offering was directed at providing strong authentication for B2B and B2E applications. B2B applications are applications between two organizations that have an on-going relationship of some type. An example could be a manufacturer that has a web site through which a customer regularly purchases its products. VASCO’s DPS platform could be used to strongly authenticate the purchaser to prevent fraudulent activities. B2E applications are applications which have been outsourced by an organization. These could be sales reporting and forecasting applications, payroll and 401-(k) plan administration applications, human resource applications, etc. that are operated in the cloud.

We launched MYDIGIPASS.COM (“MDP”) in April 2012. MDP is directed at the B2B and B2C market. Our goal is to have the user securely access multiple applications with only one DIGIPASS. We believe that with this approach, we bring best-of-breed authentication into the reach of almost every online application.

We will continue to focus on activating the millions of end users that have a dormant DIGIPASS in their possession. We believe that this bottom up approach, as described above, will be very successful. We plan to put the initiative for better security in the hands of the consumers and the citizens and expect that they will drive demand for our strong authentication products and services.

The combination of our core business line and our service offering brings virtually every online application into VASCO’s reach. While revenues generated from DPS and MDP to date have been minimal, we believe DPS/MDP has the potential for significant future growth as it will make two-factor authentication more affordable and readily available to users and applications markets. We believe that this combination provides VASCO with a unique position in the market, giving us the opportunity to aim at every web application owner and offer their end users convenience and security.

Intellectual Property and Proprietary Rights and Licenses

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as employee and third-party non-disclosure agreements to protect our proprietary rights. In particular, we hold several patents in the U.S. and in other countries, which cover multiple aspects of our technology. These patents expire between 2014 and 2031. We do not believe that we have any patents that will expire in 2014 that will affect business, profitability or increase competition. In addition to the issued patents, we also have several patents pending in the U.S., Europe and other countries. The majority of our issued and pending patents cover our DIGIPASS family and other authentication related technology. We believe these patents to be valuable property rights and we rely on the strength of our patents and on trade secret law to protect our intellectual property rights. To the extent that we believe our patents are being infringed upon, we intend to assert vigorously our patent protection rights, including but not limited to, pursuing all available legal remedies.

Research and Development

Our research and development efforts historically have been, and will continue to be, concentrated on product enhancement, new technology development and related new product introductions. We employ a team of full-time engineers and, from time to time, also engage independent engineering firms to conduct non-strategic research and development efforts on our behalf. We recorded $21.3 million, $18.8 million, and $18.6 million for fiscal years ended December 31, 2013, 2012, and 2011, respectively, on company-sponsored research and development.

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

We purchase the microprocessors and arrange for shipment to third parties for assembly and testing in accordance with our design specifications. The majority of our DIGIPASS products are assembled by one of three independent companies with headquarters in Hong Kong and production facilities in China. Purchases from these companies are made on a volume purchase order basis. Equipment designed to test product at the point of assembly is supplied by us and periodic visits are made by our personnel for purposes of quality assurance, assembly process review and supplier relations.

Competition

The market for computer and network security solutions is very competitive and, like most technology-driven markets, is subject to rapid change and constantly evolving products and services. Our main competitor is RSA Security, a subsidiary of EMC Corporation. Additional direct competitors include Gemalto and Kobil Systems. There are many other companies, such as SafeNet, Symantec and Entrust that offer authentication hardware, software and services that range from simple locking mechanisms to sophisticated encryption technologies. We believe that competition in this market is likely to intensify as a result of increasing demand for security products. Visibility of global competitors and their planned actions has diminished over the last several years due to the fact that some of our competitors have been acquired by larger corporations (e.g., EMC’s acquisition of RSA in 2006) or private equity firms (e.g., SafeNet, which was acquired by Vector Capital in 2007).

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

Sales and Marketing

Our traditional security solutions are sold through our direct sales force, as well as through approximately 55 distributors, their reseller networks and systems integrators. A sales staff of 111 coordinates our sales activity through both our sales channels and our strategic partners’ sales channels and makes direct sales calls either alone or with sales personnel of vendors of computer systems. Our sales staff also provides product education seminars to sales and technical personnel of vendors and distributors with whom we have working relationships and to potential end-users of our products.

VASCO secures and trains its channel. Over 1,200 staff members of our channel partners have become VASCO certified engineers.

Our DPS solution will be sold primarily by our direct sales force calling on Enterprise and Application Security customers. Our sales force is able to offer each customer a choice of an on-site implementation using our traditional on-premise model or a cloud implementation using our services platform.

Our MDP solution will also be sold primarily by our direct sales force and marketed to application owners. We will work with the application owners to develop marketing programs that will encourage users of the application to access that application through our services platform.

Part of our expanded selling effort includes approaching our existing strategic partners to find additional applications for our security products. In addition, our marketing plan calls for the identification of new business opportunities that may require enhanced security over the transmission of electronic data or transactions where we do not currently market our products. Our efforts also include various activities to increase market awareness of the MDP/DPS solutions as well as preparation and dissemination of white papers prepared by our support engineers that explain how we believe our security products can add value or otherwise be beneficial.

Customers and Markets

Customers for our products include some of the world’s most recognized names: HSBC, BNP-Paribas Fortis, Blizzard Entertainment, VTB 24 (Russia), STB (Tunisia), BetClic (Malta), OHFA (U.S.A.), Crédit

Agricole (Belgium), Virginia Heritage Bank (U.S.), PartyGaming (Gibraltar), Konami Digital Entertainment Co. Ltd. (Japan), Caixa Geral de Depositos (France), Indiana University (U.S.), University of Colorado (U.S.), Volunteer Corporate Credit Union (U.S.), and Adapti (Belgium).

Our top 10 customers contributed 40%, 37%, and 47%, in 2013, 2012, and 2011, respectively, of total worldwide revenue. In 2013, 2012 and 2011, HSBC, our largest customer, contributed approximately 18%, 10%, and 17% of our worldwide revenue, respectively.

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

We organize our sales group and report our results in two vertical markets:

•	Banking and Financial Institutions: Traditionally our largest market where we believe that there are substantial opportunities for future growth.

•	Enterprise and Application Security: A significant market that includes:

-

Corporations seeking secure internal and remote network access: We have enjoyed growing success in this market and have developed new products that we believe will allow us to compete more effectively for both SME (small and medium enterprises) as well as large corporations.

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

Backlog

Our backlog at December 31, 2013 was approximately $42 million compared to $45 million at December 31, 2012. We anticipate that substantially all of the backlog at the end of 2013 will be shipped in 2014.

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

Employees

As of December 31, 2013, we had 396 total employees, which included 387 full-time employees. Of the total employees, 41 were located in the U.S., 321 in EMEA (Europe, the Middle East and Africa), 14 in the Asia Pacific Rim countries and 20 in other countries, including Australia, Latin America, India and Central Asia. Of the total employees, 193 were involved in sales, marketing, operations and customer support, 143 in research and development and 60 in general and administration.

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

Risks Related to Our Business

A significant portion of our sales are to a limited number of customers. The loss of substantial sales to any one of them could have an adverse effect on revenues and profits.

We derive a substantial portion of our revenue from a limited number of customers, most of which are European or Asian headquartered banks. The loss of substantial sales to any one of them could adversely affect our operations and results. In fiscal 2013, 2012 and 2011, our top 10 largest customers contributed 40%, 37% and 47%, respectively, of total worldwide revenue. HSBC, our largest customer, contributed approximately 18%, 10% and 17%, respectively, of total worldwide revenue.

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

While it appears that circumstances that led to the sovereign debt crisis have abated, many significant economic issues have not been addressed fully. As a result, we expect that Europe will continue to face difficult economic conditions in 2014. If global economic and financial market conditions remain uncertain and/or weak for an extended period of time, any of the following factors, among others, could have a material adverse effect on our financial condition and results of operations:

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

While we believe that many of the effects of the recession and credit crisis have abated, we are unable to predict potential future economic conditions, disruptions in the sovereign debt markets or other financial markets, the Euro Monetary Union or the European Union, or the effect of any such disruption or disruptions on our business and results of operations, but the consequences may be materially adverse. We believe that our business in the Banking market in Europe would be impacted most directly by any such disruption and that the consequences may be materially adverse, as approximately 62% of our consolidated revenues originated in the EMEA region in 2013.

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

Although we have reported net income of $11.1 million, $15.6 million, and $18.1 million for the years ended December 31, 2013, 2012, and 2011, respectively, our retained earnings were only $92.4 million at December 31, 2013. Over our 21 year operating history, we have operated at a loss for many of those years. In the current uncertain economic environment, it may be difficult for us to sustain our recent levels of profitability.

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

Prior to 2009, a major portion of our business was scheduled by our customers under purchase orders which called for multiple shipments over the course of 12 months. Typically, these were firm orders with specific requests for shipments on specified dates. Historically, a customer may have requested that a shipment be accelerated and delivered earlier than scheduled or, conversely, delayed and delivered later than originally scheduled, or in rare cases, cancelled. In 2009 and in 2010, we experienced instances in which customers delayed delivery shipments or placed smaller orders covering shorter periods of time. In 2011, 2012, and 2013, many of our larger customers returned to order patterns more similar to their earlier historical patterns. However, in the future, they may delay shipments or order small quantities covering shorter periods of time. Our results may differ substantially from period to period based on orders delivered in that period.

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

Our Board of Directors, our officers and their immediate families and related entities beneficially own approximately 26%, with Mr. T. Kendall Hunt beneficially owning approximately 23%, of the outstanding shares of our common stock. As the Chairman of the Board of Directors, Chief Executive Officer and our largest stockholder, Mr. Hunt may exercise substantial control over our future direction and operation and such concentration of control may have the effect of discouraging, delaying or preventing a change in control and may also have an adverse effect on the market price of our common stock.

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

Our business could be negatively impacted by cyber security incidents and other disruptions.

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

3.	Products and services providing security through our servers (or in the cloud from our customers’ perspective).

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

In July 2011, we experienced a cyber incident related to DigiNotar B.V. Please see Part I. Item 1 – Business – Our Background, Part II. Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 3 to our consolidated financial statements for a description of the hacking incident at DigiNotar B.V., the termination of DigiNotar B.V’s registration as a certification service provider and DigiNotar B.V.’s bankruptcy. Please see Part I. Item 3 – Legal Proceedings for a description of legal proceedings related to the cyber security incident at DigiNotar B.V. Our losses from discontinued operations resulting from these events may increase as a result of unanticipated costs associated with DigiNotar B.V.’s bankruptcy, potential claims that may arise in connection with the hacking incidents, further impairment of our investment in DigiNotar, the time frame in which the additional costs may be incurred, our inability to recover amounts held in escrow relating to our acquisition of DigiNotar, our inability to offset amounts that may be owed to DigiNotar B.V. by other VASCO affiliates against amounts owed to VASCO affiliates by DigiNotar B.V., and our inability to effectively integrate certain intellectual property acquired from DigiNotar into our operations.

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

We hold several patents in the United States and in other countries, which cover multiple aspects of our technology. The majority of our patents cover the DIGIPASS product line. These patents expire between 2014 and 2027. We do not believe that patents expiring in 2014 will affect revenues, profitability, or increase competition. In addition to the issued patents, we also have several patents pending in the United States, Europe and other countries. There can be no assurance that we will continue to develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties, or that patents of others will not hinder our competitive advantage. Although certain of our security token technologies are patented, there are other organizations that offer token-type password generators incorporating challenge-response or response-only approaches that employ different technological solutions and compete with us for market share.

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

In 2013, approximately 93% of our revenue and approximately 82% of our operating expenses were generated/incurred outside of the U.S. In 2012, approximately 93% of our revenue and approximately 81% of our operating expenses were generated/incurred outside of the U.S. A severe economic decline in any of our major foreign markets could adversely affect our results of operations and financial condition.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals and derivatives referred to as “conflict minerals” which may originate from the conflict zones of the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC established new annual disclosure and reporting requirements for those companies who use “conflict” minerals in their products, whether or not the products are manufactured by third parties. These new requirements will require due diligence efforts for the 2013 calendar year, including country of origin inquiries to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities, with initial disclosure requirements beginning in May 2014. We have determined we are subject to these new disclosure requirements, as the types of minerals covered by these rules are present in most electronic devices.

Since we are subject to these new requirements, we will incur additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. As these new requirements are implemented, they could affect the pricing, sourcing and availability of minerals used in the manufacture of components in our devices, and in turn could affect the costs and availability of such components. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products. We may also encounter challenges with our customers and stakeholders if we are unable to certify that our products are conflict free.

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

Our international headquarters is in Zurich, Switzerland. Our European operational headquarters is located in a suburb of Brussels, Belgium. We conduct sales and marketing, research and development and customer support activities from our operational headquarters. Also in Belgium are our logistics facility in Mollem, and an operations facility in Mechelen. In the Netherlands, we have two research and development facilities, one of which also houses a sales office. Additionally, we have research and development facilities in Cambridge, United Kingdom, Bordeaux, France and Vienna, Austria.

Our Australian sales office is located in Sydney.

In the Asia/Pacific region we currently have sales offices in Singapore, Beijing, China, and Tokyo, Japan as well as a liaison office in Shanghai, China.

We have sales offices in Mumbai, India, Sao Paulo, Brazil, Dubai, and London, United Kingdom, and conduct sales activities through liaison offices and agents in Germany, Turkey, Russia, Mexico, and Colombia.

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

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001 per share, trades on the NASDAQ Capital Market under the symbol VDSI.

The following table sets forth the range of high and low daily closing prices of our common stock on the NASDAQ Capital Market for the past two years.

2013	High	Low

Fourth quarter	$7.95	$7.20
Third quarter	8.96	7.86
Second quarter	8.66	8.11
First quarter	8.75	7.60

2012	High	Low
Fourth quarter	$9.35	$6.99
Third quarter	10.25	7.14
Second quarter	10.79	6.85
First quarter	10.92	6.52

On March 1, 2014, there were 89 registered holders and approximately 7,300 street name holders of the company’s common stock.

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

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

None

Stock Performance Graph

The Stock Performance Graph below compares the cumulative total return through December 31, 2013, assuming reinvestment of dividends, by an investor who invested $100.00 on December 31, 2008, in each of (i) our common stock, (ii) the Russell 2000 index, (iii) the Standard Industrial Code Index 3577 – Computer Peripheral Equipment, NEC and (iv) a comparable industry (the peer group) index selected by the company. The peer group for this purpose consists of: Accelrys, Inc., Actuate Corporation, American Software, Inc., CommVault Systems, Inc., EBIX, Inc., Fortinet, Inc., Guidance Software, Inc., Interactive Intelligence Group, Inc., Monotype Imaging Holdings, Inc., PROS Holdings, Inc., QAD Inc., and Seachange International, Inc. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12	Dec-13
VASCO Data Security International, Inc.	100.00	60.79	78.70	63.12	78.99	74.83
Russell 2000 Index	100.00	127.09	161.17	154.44	179.75	249.53
3577 Computer Peripheral Equipment NEC	100.00	145.90	129.82	115.09	125.82	154.57
Peer Group	100.00	164.49	235.99	286.95	335.89	398.92

Item 6 - Selected Financial Data (in thousands, except per share data)

	Year ended December 31,
	2013	2012	2011	2010	2009
Statements of Operations Data:
Revenue	$155,047	$154,029	$168,082	$107,963	$101,695
Operating income from continuing operations	13,712	21,027	24,765	12,390	12,643
Net income from continuing operations	10,967	16,229	24,251	10,806	11,862
Net income (loss) from discontinued operations	180	(630)	(6,118)	0	0
Net income available to common stockholders	11,147	15,599	18,113	10,806	11,862
Diluted income from continuing operations per common share	0.28	0.42	0.63	0.28	0.31
Diluted (loss) from discontinued operations per common share	0.00	(0.02)	(0.16)	0.00	0.00
Diluted net income per common share	0.28	0.40	0.47	0.28	0.31
Balance Sheet Data:
Cash and equivalents	$98,607	$106,469	$84,497	$85,533	$67,601
Working capital	124,538	129,487	108,590	96,889	87,632
Total assets	211,877	186,506	168,923	142,941	132,724
Long term obligations	493	238	1,956	683	1,095
Total stockholders equity	174,278	156,320	135,799	116,493	108,376
Cash dividends declared per common share	0	0	0	0	0

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in thousands, except head count, ratios, time periods and percentages)

Unless otherwise noted, references in this Annual Report on Form 10-K to “VASCO”, “company”, “we”, “our”, and “us” refer to VASCO Data Security International, Inc. and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended concerning, among other things, our expectations regarding the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and services and the anticipated future growth in certain markets in which we currently market and sell our products and services or anticipate selling and marketing our products or services in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect”, “believe”, “will”, “anticipate”, “emerging”, “intend”, “plan”, “could”, “may”, “estimate”, “should”, “objective”, “goal”, “possible”, “potential”, “projected” and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from those contemplated above include, among others, our ability to integrate and effectively sell Cronto’s technology, our ability to recover amounts held in escrow related to our acquisition of DigiNotar and unanticipated costs associated with DigiNotar’s bankruptcy or potential claims that may arise in connection with the hacking incidents at DigiNotar. These additional risks, uncertainties and other factors have been described in greater detail in this Annual Report on Form 10-K and include, but are not limited to, (a) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasingly sophisticated hacking attempts, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, and changing government regulations, and (c) risks of general market conditions, including currency fluctuations and the uncertainties resulting from turmoil in world economic and financial markets. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements. Except for our ongoing obligations to disclose material information as required by the U.S. federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

General

The following discussion is based upon our consolidated results of operations for the years ended December 31, 2013, 2012 and 2011 (percentages in the discussion, except for returns on average net cash balances, are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We design, develop, market and support open standards-based hardware and software security systems that manage and secure access to information assets. We also design, develop, market and support patented strong user authentication products and services for e-business and e-commerce. Our products enable secure financial transactions to be made over private enterprise networks and public networks, such as the internet. Our strong user authentication is delivered via our hardware and software DIGIPASS security products, many of which incorporate an electronic and digital signature capability, which further protects the integrity of electronic transactions and data transmissions. Some of our DIGIPASSES are compliant with the Europay MasterCard Visa

(“EMV”) standard and are compatible with the MasterCard and VISA Chip Authentication Program (“CAP”). Some of our DIGIPASSES comply with the Initiative for Open Authentication (“OATH”). As evidenced by our current customer base, most of our products are purchased by businesses and, depending on the application, are distributed to either their employees or their customers. Those customers may be other businesses or, as an example in the case of internet banking, our customer banks’ corporate and retail customers. In future years, we expect that our customers will increasingly use our cloud-based service offering, DIGIPASS as a Service (“DPS”) or MYDIGIPASS.COM (“MDP”) or together (“DPS/MDP”) as described below.

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

We offer our products either through: (a) a product sales and licensing model or (b) through our services platform, which includes both our DPS product offering, which was first made available in the fourth quarter of 2010, and our MDP product offering, which was introduced in April 2012. DPS/MDP is our cloud-based authentication platform. Our product license and sales model is expected to be used in situations where the application owner wants to control all of the critical aspects of the authentication process. We expect that our services platform will be used by: (a) companies lacking technical resources or expertise to implement a full authentication process or preferring to focus their primary attention on other aspects of their business rather than on the authentication process or (b) consumers that are aware of the dangers posed by identity theft.

By using our DPS/MDP authentication platform, business customers can deploy two-factor authentication more quickly, incur less upfront costs and be able to use strong authentication when logging onto a larger number of internet sites and applications. We expect those applications using DPS/MDP to include B2B applications and B2E applications (e.g., employees of companies logging into third party applications operated in the cloud). We believe that corporations or application service providers will pay us a fee based on either the number of users accessing their application through our platform or the number of authentication clicks consumed by their users when accessing their application.

While there were minimal revenues generated from the services platform to date, we expect that DPS/MDP will start making a contribution in 2014. We believe that DPS/MDP has the potential for significant future growth as it will make two-factor authentication more affordable and readily available to users and application markets.

In January 2011, we acquired an internet trusted certificate authority/provider, in a two-step process. In the first step, we acquired all of the intellectual property of DigiNotar Holding B.V. and its subsidiaries. In the second step we acquired 100% of the stock of DigiNotar B.V. and DigiNotar Notariaat B.V. (collectively, “DigiNotar”). In July 2011, DigiNotar B.V. detected an intrusion into its Certificate Authority (CA) infrastructure, which resulted in the fraudulent issuance of public key certificate requests for a number of domains. On September 14, 2011, the Dutch Independent Post and Telecommunications Authority (OPTA) Commission terminated the registration of DigiNotar B.V. as a certification service provider that issues qualified certificates. As a result of the termination of its registration as a certification service provider, DigiNotar B.V. filed for bankruptcy and the Haarlem District Court, The Netherlands declared DigiNotar B.V. bankrupt on September 20, 2011.

Following the bankruptcy of DigiNotar B.V., we have not and do not plan to participate in the certificate authority business, which was DigiNotar B.V.’s core product. We have, however, been able to use the intellectual property acquired from DigiNotar and DigiNotar Holding B.V. to create our own PKI-secured applications, such as document signing, registration and storage solutions, which we believe have strengthened our core authentication product line and expanded opportunities for us on our DPS/MDP platform.

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

In May 2013, we acquired Cronto, a provider of secure visual transaction authentication solutions for online banking. Using the patented Cronto technology, customers can establish a secure optical communication channel with their client and display the details of a transaction in an encrypted graphical cryptogram consisting of a matrix of colored dots, which are displayed on the end user’s screen. Account holders can simply “scan” the image with our device to verify the transaction details and respond with an electronic signature, if needed. We believe that the acquisition of Cronto will support the long-term growth strategy of all of our businesses.

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

There continues to be significant global economic uncertainty, including Europe, our most important market. While it appears that circumstances that led to the sovereign debt crisis have abated, many significant economic issues have not been addressed fully. As a result, we expect that Europe will continue to face difficult economic conditions in 2014. We believe that the current economic conditions in Europe may limit our growth opportunities in the Enterprise and Application Security market, but do not expect that the economic conditions will have a significant impact on the Banking market. Should the sovereign debt issue escalate, especially to the point that a country defaults on its debt or the European Union, or Euro Monetary Union, either disbands or is re-formulated, we expect that the resulting economic difficulties would have a major negative impact on the global economy, not just the economies of Western Europe, and our business.

Cyber security: Our use of technology is increasing and is critical in three primary areas of our business:

1.	Software and information systems that we use to help us run our business more efficiently and cost effectively;

2.	The products we have traditionally sold and continue to sell to our customers for integration into their software applications contain technology that incorporates the use of secret numbers and encryption technology; and

3.	Products and services, such as DPS/MDP, providing authentication services through our servers (or in the cloud from our customers’ perspective).

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

To minimize the risk, we review our security procedures on a regular basis. Our reviews include the processes and software programs we are currently using as well as new forms of cyber incidents and new or updated software programs that may be available in the market that would help mitigate the risk of incidents. While we do not have insurance of any kind against cyber incidents today, we would likely review insurance policies related to our new product offering in the future. Overall, we expect the cost of securing our networks will increase in future periods, whether through increased staff, systems or insurance coverage.

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

While we did not experience any cyber incident in 2013 or 2012 that had a significant impact on our business or receive any significant claims in 2013 or 2012 related to the bankruptcy of DigiNotar in 2011, it is possible that we could receive a claim or could experience an incident in 2014, which could result in unanticipated costs.

Our losses from discontinued operations resulting from the these events may be exceeded as a result of unanticipated costs associated with DigiNotar B.V.’s bankruptcy, potential claims that may arise in connection with the hacking incidents, further impairment of our investment in DigiNotar, the timeframe in which the impairment costs will be incurred or our inability to recover amounts held in escrow relating to our acquisition of DigiNotar.

See Note 3 to the financial statements for additional information associated with a cyber security incident involving DigiNotar B.V. that we experienced in July 2011. See also Part I, Item 3 - Legal Proceedings for a description of legal proceedings related to the cyber security incident in 2011.

Income Taxes: Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). All our IP is owned by two subsidiaries, one in the U.S. and one in Switzerland. These two subsidiaries have entered into agreements with most of the other VASCO entities under which those other entities provide services to our U.S. and Swiss subsidiaries on either a percentage of revenue or on a cost plus basis or both. Under this structure, the earnings of our service provider subsidiaries are relatively constant. These service provider companies tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings tend to flow to the U.S. company and Swiss company. Earnings flowing to the U.S. company are expected to be taxed at a rate of 35% to 40%, while earnings flowing to the Swiss company are expected to be taxed at a rate ranging from 8% to 12%.

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

Currency Fluctuations. In 2013, approximately 93% of our revenue and approximately 82% of our operating expenses were generated/incurred outside of the U.S. In 2012, approximately 93% of our revenue and approximately 81% of our operating expenses were generated/incurred outside of the U.S. As a result, changes in currency exchange rates, especially the Euro to U.S. Dollar, can have a significant impact on revenue and expenses. To minimize the net impact of currency on operating earnings, we attempt to denominate an amount of billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency. If our revenue in Europe continues as it is now, where Euro-based operating expenses exceed Euro-denominated revenues, we do not expect that we will be able to balance fully the exposures of currency exchange rates on revenue and operating expenses. In periods in which the U.S. Dollar is weakening, we expect that our operating income will increase as a result of the change in currency exchange rates. Conversely, in periods in which the U.S. Dollar is strengthening, we expect that our operating income will decrease as a result of the change in currency exchange rates.

In 2013 compared to 2012, the U.S. Dollar, on average, weakened approximately 3% against the Euro and strengthened approximately 7% against the Australian Dollar. In 2012 compared to 2011, on average, the U.S. Dollar strengthened approximately 9% against the Euro, but was essentially flat against the Australian Dollar. We estimate that the net impact of the change in currency rates in 2013 compared to 2012 resulted in an increase in revenue of approximately $708 and an increase in operating expenses of $1,280. We also estimate that the change in currency rates in 2012 compared to 2011 resulted in a decrease in revenue of approximately $4,005 and a decrease in operating expenses of $4,553.

The financial position and the results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland and Singapore, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates generated other comprehensive income of $1,906 and $1,677 in 2013 and 2012, respectively, and a loss of $2,120 in 2011. These amounts are included as a separate component of stockholders’ equity. The functional currency for both our subsidiaries in Switzerland and Singapore is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations as other non-operating income/expense. In 2013, 2012 and 2011, we reported foreign exchange transaction losses of $624, $410 and $760, respectively.

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

Year	Europe, Middle East, Africa (EMEA)	United States	Asia Pacific	Other Countries	Total
Total Revenue:
2013	$95,794	$11,781	$27,356	$20,116	$155,047
2012	94,992	11,143	32,783	15,111	154,029
2011	111,575	16,025	14,738	25,744	168,082
Percent of Total:
2013	62%	7%	18%	13%	100%
2012	62%	7%	21%	10%	100%
2011	66%	10%	9%	15%	100%

2013 Compared to 2012

Total revenue in 2013 increased $1,018 (or 1%) from 2012. The increase in total revenue was primarily attributable to an increase in non-hardware products sold to the Banking market and the strengthening of the Euro as compared to the U.S. Dollar, as noted above, partially offset by a decrease in hardware products sold to the both the Banking and Enterprise and Application Security markets. Please see the discussion below under “Revenue by Target Market” for additional information regarding the changes in revenue from the Banking market and the Enterprise and Application Security market.

Revenue generated in EMEA for the full-year 2013 was $802 (or 1%) higher in 2013 than in 2012. The increase reflected an increase of approximately 2% in revenue from the Banking market partially offset by a decrease of 3% in revenue from the Enterprise and Application Security market. We estimate that the change in currency rates increased revenues in EMEA by $1,080 compared to 2012. Had currency exchange rates in 2013 remained unchanged from 2012, revenues in EMEA would have been less than 1% lower than in full-year 2012.

Revenue generated in the United States for the full-year 2013 was $638 (or 6%) higher in 2013 than in 2012. Revenue was approximately 9% higher in the Banking market, but flat in the Enterprise and Application Security market when compared to the revenue for full-year 2012. In 2013, the U.S. market continued to defer the adoption of two factor authentication for retail internet banking applications. The results in the U.S. also reflected strong competition, especially in the Enterprise and Application Security market.

Revenue generated in Asia Pacific for the full-year 2013 was $5,427 (or 17%) lower in 2013 than in 2012. Revenue was approximately 22% lower in the Banking market and 55% higher in the Enterprise and Application Security market when compared to the revenue for full-year 2012. We believe the region offers substantial opportunities for future growth as our sales offices in Japan and Beijing mature and the two-factor authentication market expands.

Revenue generated in other countries for the full-year 2013 was $5,005 (or 33%) higher in 2013 than in 2012. Revenue in other countries was approximately 53% higher in the Banking market and 58% lower in the Enterprise and Application Security market when compared to the revenue for full-year 2012. We estimate that the change in currency rates decreased revenues in other countries by $301 compared to 2012 due in large part to the strengthening of the U.S. Dollar compared to the Australian Dollar. Had currency exchange rates in 2013 remained unchanged from 2012, revenues in other countries would have been approximately 35% higher than in full-year 2012. We expect that revenue from other countries will be more volatile than our other regions given the earlier stage of development of the authentication market in those countries. VASCO, however, plans to continue to invest in new markets based on our estimates of the market’s demand for strong user authentication.

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

Revenue by Target Market: Revenue is generated currently from two primary markets, (1) Banking and (2) Enterprise and Application Security, through the use of both direct and indirect sales channels. The Enterprise and Application Security market includes products used by employees of corporations to secure their internal networks (the Enterprise Security market) and business-to-business, business-to-consumer, e-commerce,

e-government, e-gaming and other vertical applications (the Application Security market) that are not related to banking or finance. In addition, revenues from services-related activities, such as maintenance and support are included in the Enterprise and Application Security market. Management currently views the Enterprise and Application Security market as one market because the same products are sold using the same methods to both groups (i.e., a direct touch model and channel distribution model). Sales to the Enterprise and Application Security market are generally for smaller quantities and higher prices than sales made to the Banking market. The breakdown of revenue between the two primary markets is as follows:

Year	Banking	Enterprise & Application Security	Total
Total Revenue:
2013	$126,781	$28,266	$155,047
2012	124,676	29,353	154,029
2011	136,975	31,107	168,082
Percent of Total:
2013	82%	18%	100%
2012	81%	19%	100%
2011	81%	19%	100%

2013 Compared to 2012

Revenue for the full year 2013 from the Banking market increased $2,105 (or 2%) from 2012 and revenue from the Enterprise and Application Security market decreased $1,087 or 4% in the same period.

The increase in the Banking market reflects an increase in non-hardware revenue and the benefit of currency exchange rates partially offset by a decline in revenue from hardware products. The decline in revenue from the Enterprise and Application Security market reflects a decrease in both hardware and non-hardware products sold partially offset by the benefit of currency exchange rates.

The changes in revenue in both markets reflects the transaction nature of our business where the absolute amount of revenue reported in any given period is a reflection of transactions closed in that period. Also, given the sustainable, repeatable nature of our revenue model, we believe that the growth over a longer period of time reflects the growth in our customer base, which we expect will lead to continued increases in revenues in future years, albeit with uneven growth reported annually. We expect that customers that have purchased our products in prior years will replace those products in future years for several reasons, including but not limited to;

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

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue from continuing operations for the years ended December 31, 2013, 2012 and 2011.

	Percentage of Revenue Year Ended December 31,
	2013	2012	2011
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	35.6	35.4	35.7

Gross profit	64.4	64.6	64.3
Operating costs
Sales and marketing	26.0	24.5	24.0
Research and development	13.8	12.2	11.1
General and administrative	13.7	13.0	13.3
Amortization of purchased intangible assets	2.1	1.2	1.2

Total operating costs	55.6	50.9	49.6

Operating income	8.8	13.7	14.7
Interest income, net	0.1	0.2	0.3
Other income (expense), net	0.2	0.2	0.3

Income before income taxes	9.1	14.1	15.3
Provision for income taxes	2.0	3.6	0.9

Net income	7.1	10.5	14.4

Gross Profit

2013 Compared to 2012

Consolidated gross profit for 2013 was $99,871, an increase of $306, or less than 1%, from the $99,565 reported for 2012. Gross profit as a percentage of revenue (“gross profit margin”) was 64% in 2013 compared to 65% in 2012. The decrease in the gross profit margin was primarily attributable to the following factors:

•	an unfavorable mix of products sold, with revenues from the Enterprise and Application Security market decreasing from 19% to 18% of our total revenue, and

•	a decline in the gross margins from hardware products sold in the Banking market, which were partially offset by

•	an increase in non-hardware revenues as a percentage of total revenues,

•	a reduction in the amount of inventory written down to our estimate of lower of cost or market, and

•	lower non-product costs such as freight and customization costs.

Gross margin on product sold reflects the specific mix of product and quantities sold in each period. As the size of deals increase, the gross margin generally declines. For 2013, gross margin from product sold in the Banking market was approximately 2.1 percentage points lower than in 2012. Gross margins from product sold in the Enterprise and Application Security market was approximately 0.2 percentage points higher in 2013 compared to 2012.

We experienced an increase in the gross profit margin in 2013 due to an increase in non-hardware related revenues. Non-hardware revenue as a percentage of total revenue was approximately 28% in 2013 compared to 24% in 2012. The amount of non-hardware revenue increased by approximately 15% in 2013 compared to 2012. Non-hardware revenue can have a gross profit margin that is approximately 20 to 30 percentage points higher than hardware-related revenue, depending on the model and quantity of the hardware units sold.

We monitor our inventory levels on a regular basis and write down the value of selected inventory items to their expected net realizable value when it appears that the value of the item may not be realized through the ultimate sale of a finished product. The total amount of the inventory write down was approximately $1,095 for the full-year 2013 compared to $2,176 for full-year 2012. Going forward, we believe that similar adjustments may be needed reflecting the risk associated with making estimates of future demand and buying inventory to meet that demand on a recurring basis.

The cost of shipping our products to customers was lower in 2013 than in 2012. We continue to work with our customers to plan deliveries in such a way that we can minimize our freight costs, typically by using a non-expedited shipment process such as by sea rather than by air. We estimate that the reduction in shipping costs increased our gross margin as a percent of revenue by approximately 0.4 percentage points.

Changes in currency exchange rates had a positive impact on our gross profit margins in 2013. The majority of our inventory purchases are denominated in U.S. Dollars. As previously noted, our sales are denominated in various currencies, including the Euro and Australian Dollar. As the U.S. Dollar strengthened in 2013 when compared to the Euro in 2012, revenue as measured in U.S. Dollars increased from sales made in Euros, without a corresponding decrease in cost of goods sold. The impact from changes in currency rates, as noted above, is estimated to have increased revenue and gross margin by approximately $708 for the full year 2013. Had the currency rates in 2013 been equal to the rates in 2012, the gross profit margin would have been approximately 0.2 percentage points lower for the year ended December 31, 2013.

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

Generally, the most significant factor driving our operating expenses is our headcount. Direct compensation and benefit plan expenses generally represent between 55% and 65% of our operating expenses. In addition, a number of other expense categories are directly related to headcount. We attempt to manage our headcount within the context of the economic environments in which we operate and the investments that we believe we need to make to help ensure that our infrastructure is able to support future growth and ensure that our products are competitive. The headcount from continuing operations for 2010 through 2013 is recapped in the following table:

	Headcount at December 31,	% Increase (Decrease) in Headcount	Average Headcount for Full Year*	% Increase (Decrease) in Average Headcount
2010	342	16%	319	6%
2011	358	5%	355	11%
2012	374	4%	367	3%
2013	396	6%	392	7%

*	Average is based on the headcount at the end of five consecutive quarters.

In 2013, we increased our headcount, primarily in Sales and Marketing (“S&M”) in large part to focus on sales to into the Enterprise and Application Security market with a particular emphasis on our services platform. In addition, we announced the closure of our research and development facility in Brisbane, Australia as part of our effort to consolidate our research and development resources and improve efficiency. For 2014, we have made some additional staff reductions and, while we do not have plans to make any significant changes in our headcount, we plan to monitor our staffing levels in relation to our performance.

The comparison of operating expenses in both 2013 to 2012 and 2012 to 2011 were impacted by adjustments to our stock-based incentive plan compensation expenses. Stock-based incentive plan compensation expenses generally relate to stock-based, long-term performance incentives. For the full year of 2013, operating expenses included $2,587 of expense related to long-term incentive plans compared to expense of $3,726 in 2012 and expense of $6,117 in 2011.

In 2013, 2012 and 2011, we recorded adjustments to the accrual each year for such plans based on management’s determination of whether it was probable that the performance criteria for each plan outstanding at the end of each period would be met. With the shortfall to our performance targets in both 2013 and 2012, we did not record any costs associated with long-term, performance-based incentives awards in either year. With our strong performance in 2011, we achieved the performance targets that had been set in the 2009 plan awards for which management had determined in the fourth quarter of 2010, and maintained such determination through the end of the third quarter 2011, that it was improbable that we would meet the targets. As a result of achieving the targets, expense increased by $2,493 in the fourth quarter of 2011.

Sales and Marketing Expenses

2013 Compared to 2012

Consolidated sales and marketing expenses for the year ended December 31, 2013 were $40,323, an increase of $2,555, or 7%, from $37,768 reported for 2012. This increase in sales and marketing expenses primarily relates to:

•	higher compensation expenses of approximately $3,621, including the unfavorable impact of changes in currency exchange rates and an increase in average sales and marketing staff in 2013, and

•	expenses of approximately $256 related to Cronto, which was acquired in May 2013,

partially offset by

•	a decrease in long-term incentive compensation expenses of approximately $628.

We estimate that the sales and marketing expenses increased approximately $738 in 2013 primarily as a result of the strengthening of the Euro to the U.S. Dollar.

Our average full year headcount increased 9% in 2013 compared to 2012. The average full-time sales, marketing and operations employee headcount was 187 in 2013 compared to 171 in 2012. At year-end 2013, 2012 and 2011, the company employed 193, 172 and 167 sales, marketing and operations employees, respectively.

2012 Compared to 2011

Consolidated sales and marketing expenses for the year ended December 31, 2012 were $37,768, a decrease of $2,526, or 6%, from $40,294 reported for 2011. This decrease in sales and marketing expenses primarily relates to:

•	the benefit of $2,305 resulting from the strengthening of the U.S. Dollar primarily to the Euro, and

•	a decrease in long-term incentive compensation expenses of approximately $709.

Our average full year headcount was essentially flat in 2012 compared to 2011.

Research and Development Expenses

2013 Compared to 2012

Consolidated research and development costs for the year ended December 31, 2013 were $21,315, an increase of $2,521, or 13%, from the $18,794 reported for 2012. The increase in research and development was primarily attributable to:

•	higher compensation expenses of approximately $1,614, including the unfavorable impact of changes in currency exchange rates and an increase in average research and development staff in 2013,

•	redundancy costs associated with the closure of the facility in Brisbane, Australia of $645, and

•	expenses of approximately $391 related to Cronto, which was acquired in May 2013,

partially offset by

•	a decrease in long-term incentive compensation expenses of approximately $221.

We estimate that the research and development expenses increased approximately $264 in 2013 primarily as a result of the strengthening of the Euro to the U.S. Dollar.

The average research and development headcount increased approximately 4% to 145 in 2013 from 140 in 2012. At year-end 2013, 2012 and 2011, the company employed 143, 143 and 136 research and development employees, respectively. The reduction in headcount related to the closure of the Brisbane, Australia research and development facility offset by increases in staff in other locations and research and development staff at Cronto, acquired in May 2013.

2012 Compared to 2011

Consolidated research and development costs for the year ended December 31, 2012 were $18,794, an increase of $158, or 1%, from the $18,636 reported for 2011. The increase in research and development was primarily attributable to:

•	higher compensation expenses of approximately $410, net of the beneficial impact of changes in currency exchange rates, primarily related to an increase in research and development staff in 2012,

partially offset by

•	the benefit of $1,272 resulting from the strengthening of the U.S. Dollar primarily to the Euro, and

•	a decrease in long-term incentive compensation expenses of approximately $278.

The average research and development headcount increased approximately 10% to 140 in 2012 from 128 in 2011.

General and Administrative Expenses

2013 Compared to 2012

Consolidated general and administrative expenses for the year ended December 31, 2013 were $21,196, an increase of $1,125 or 6%, from the $20,071 reported for 2012. The increase in general and administrative expense was primarily attributable to:

•

higher compensation expenses of approximately $1,225, including the unfavorable impact of changes in currency exchange rates, primarily related to an increase in average general and administrative staff in 2013, partially offset by

•	a decrease in long-term incentive compensation expenses of approximately $290.

We estimate that the research and development expenses increased approximately $278 in 2013 primarily as a result of the strengthening of the Euro to the U.S. Dollar.

The average full-time general and administrative employee headcount increased approximately 5% to 59 persons in 2013 from 56 persons in 2012. At year-end 2013, 2012 and 2011, the company employed 60, 59 and 55 general and administrative employees, respectively.

2012 Compared to 2011

Consolidated general and administrative expenses for the year ended December 31, 2012 were $20,071, a decrease of $2,379 or 11%, from the $22,450 reported for 2011. The decrease in general and administrative expense was primarily attributable to:

•	the benefit of $976 resulting from the strengthening of the U.S. Dollar primarily to the Euro, and

•	a decrease in long-term incentive compensation expenses of approximately $1,379.

The average full-time general and administrative employee headcount was flat with 56 persons in 2012 and 2011.

Amortization Expense

2013 Compared to 2012

Amortization expense for 2013 was $3,325, an increase of $1,420 or 75% from $1,905 reported for 2012. The increase was primarily related to the amortization of intangible assets associated with our acquisition of Cronto. in May 2013.

2012 Compared to 2011

Amortization expense for 2012 was $1,905, a decrease of $62 or 3% from $1,967 reported for 2011. The decrease was primarily due to the impact of changes in foreign exchange rates.

Interest Income, Net

2013 Compared to 2012

Consolidated net interest income was $162 in 2013 compared to $261 in 2012. The decrease in net interest income reflected a decrease in the average return on invested balances partially offset by an increase in the average net cash balance. Our return on average net cash balances was 0.2% in 2013 compared to 0.3% in 2012. Average net cash balances were $97,327 in 2013, an increase of $4,586 or 5% from $92,741 in 2012. We expect that the rates of return on invested cash will continue to be minimal in 2014.

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

Other Income (Expense), net

2013 Compared to 2012

Other income (expense), net in 2013 primarily included exchange gains (losses) on transactions that are denominated in currencies other than a subsidiary’s functional currency and subsidies received from foreign governments related to increasing trade in other countries or increasing spending on research and development. Other income was $240 in 2013 compared to $409 in 2012. The decrease in other income primarily reflects an increase in exchange losses. Exchange losses were $624 in 2013 compared to exchange losses of $410 in 2012.

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

Income Taxes

2013 Compared to 2012

Income tax expense for 2013 was $3,147, compared to $5,468 in 2012. The effective tax rate in 2013 was 22%, a decrease of 3 percentage points from 25% in 2012. The decrease in the rate in 2013 is primarily attributable to the fact that final payments were made by our Swiss and U.S. companies to purchase intellectual property from our other subsidiaries in 2012. As a result, income in higher tax foreign countries was lower in 2013 than in 2012.

2012 Compared to 2011

Income tax expense for 2012 was $5,468, compared to $1,557 in 2011. The effective tax rate in 2012 was 25%, an increase of 19 percentage points from 6% in 2011. The increase in the rate in 2012 is primarily attributable to the fact that 2011 included a significant benefit from the use of net operating loss carryforwards in the U.S., including the reversal of a valuation allowance related to the use of remaining U.S. net operating loss carryforwards in future years. The effective tax rate also increased slightly in 2012 as a result of having a higher percentage of our earnings subject to tax at the U.S. rate, which increases our overall effective tax rate.

Foreign Tax Credit and Loss Carryforwards Available

At December 31, 2013, we had foreign tax credit carryforwards of $5,058. Foreign tax credits of $944 expire in 2015 and the remaining $4,114 expire in 2023. We have not provided a valuation reserve for the foreign tax credits because we believe that it is more likely than not that they will be realized.

At December 31, 2013, we also had foreign NOL carryforwards of $5,093 and other foreign deductible carryforwards of $3,898. The foreign NOL carryforwards have no expiration dates and the other deductible carryforwards expire from 2016 to 2020. At December 31, 2013, we had a valuation allowance of $2,399 for certain foreign deferred tax assets. The reduction in the valuation allowance would decrease income tax expense in the period it is reduced. See Note 7 to the consolidated financial statements for more information on tax loss carryforwards.

Income/Loss from Discontinued Operations

We had income from discontinued operations of $180 in 2013 compared to a loss of $630 for the full-year 2012. The income reported in 2013 reflected a change in the estimated cost to settle certain liabilities accrued in previous periods. Losses in 2012 primarily reflect the ongoing legal and other third party costs associated with the bankruptcy of DigiNotar in 2011.

Note 3 of the consolidated financial statements contains additional information about the discontinued operations. See Part 1, Item 1A – Risk Factors and Part 1, Item 3 - Legal Proceedings for additional information related to DigiNotar B.V.

Liquidity and Capital Resources

At December 31, 2013, we had net cash balances (total cash, cash equivalents and restricted cash less bank borrowings), totaling $98,607. We had no outstanding debt or restricted cash at December 31, 2013.

At December 31, 2013, we held $51,030 of cash in banks in the United States and $47,577 of cash in banks outside of the United States. Of that amount, $46,644 is not subject to significant repatriation restrictions, but would be subject to taxes upon repatriation. We have provided $380 of U.S. tax on foreign earnings of $46,012 available for repatriation. We have not provided U.S. tax on unremitted foreign earnings of $50,398 considered permanently invested.

Cash provided by operating activities was $10,331 during the year ended December 31, 2013. During 2013, we used $20,467 for investing activities, including $19, 495 for the purchase of Cronto and $944 for additions to property and equipment. Financing activities provided $2,435, primarily stock option proceeds and tax benefits.

Cash provided by operating activities was $23,035 during the year ended December 31, 2012. During 2012, we used $1,546 for investing activities, primarily for additions to property and equipment, and provided $441 from financing activities, primarily consisting of proceeds from the exercise of stock options. Capital expenditures were $1,337 for the year ended December 31, 2012.

The net effect of 2013 activity resulted in a decrease in net cash of $7,862 and a net cash balance of $98,607 at December 31, 2013, compared to $106,469 at the end of 2012. Our working capital at December 31, 2013 was $124,539, a decrease of $4,948 or 4% from $129,487 at December 31, 2012. The change is primarily attributable to the purchase of Cronto partially offset by the generation of positive cash flow from operations in 2013. Our current ratio was 4.3 to 1.0 at December 31, 2013.

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

Contractual Obligations

The company has the following contractual obligations:

	Payments due by period
	Total	1 year	2-3 years	4-5 years	More than 5 years
Operating lease obligations	$13,148	$3,858	$6,014	$2,802	$474
Purchase obligations	14,150	14,150	0	0	0
Warranty reserve	116	116	0	0	0

	$27,414	$18,124	$6,014	$2,802	$474

Purchase obligations are primarily for inventory. As further described in our Critical Accounting Policies, we regularly monitor inventories to ensure they are realizeable at stated values.

The company had $560 of unrecognized tax benefits as of both December 31, 2013 and 2012, which have been set aside in a reserve in accordance with ASC 740-10. These amounts are not included in the above table as the timing of payment of such obligations, if any, is not determinable.

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

As further described in Note 3 to the consolidated financial statements, the bankruptcy of DigiNotar B.V. triggered an impairment review in 2011. As a result of the impairment review, we concluded that goodwill and other intangibles of DigiNotar were impaired and recorded pre-tax non-cash impairment charges of $2,873 for goodwill and $2,307 for other intangibles as they had not yet been fully integrated into our business. We have not recognized any impairment for the years ended December 31, 2013 or 2012 as the fair value of our reporting unit substantially exceeded the carrying amount.

Income Taxes:

At December 31, 2013, we had foreign tax credit carryforwards of $5,058 and foreign NOL carryforwards of $5,093. In addition, at December 31, 2013, we had other deductible carryforwards of $3,898. ASC 740-10 requires that valuation allowances be established for deferred tax assets if it is more likely than not that the assets will not be realized. We have provided valuation allowances against certain foreign deferred tax assets. (See Note 7 to the consolidated financial statements for more information regarding the NOL and valuation allowance.)

Also in accordance with ASC 740-10, we have unrecognized tax benefits related to uncertain tax positions. We have identified one exposure concerning cost allocations used in the implementation of our worldwide strategy related to the ownership of our intellectual property for which we had an unrecognized tax benefit of $560 at both December 31, 2013 and 2012, which is an offset to our U.S. deferred tax asset at the end of each respective period.

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

Item 7A - Quantitative and Qualitative Disclosures about Market Risk (In thousands)

Foreign Currency Exchange Risk – In 2013, approximately 92% of our business was conducted outside the United States, primarily in Europe, Latin America and Asia/Pacific. A significant portion of our business operations is transacted in foreign currencies. As a result, we have exposure to foreign exchange fluctuations. We are affected by both foreign currency translation and transaction adjustments. Translation adjustments result from the conversion of the foreign subsidiaries’ balance sheets and income statements to U.S. Dollars at year-end exchange rates and weighted average exchange rates, respectively. Translation adjustments resulting from this process are recorded directly into stockholders’ equity. Transaction adjustments result from currency exchange movements when one of our companies transacts business in a currency that differs from its local currency. These adjustments are recorded as gains or losses in our statements of operations. Our business transactions are spread across numerous countries and currencies. This geographic diversity reduces the risk to our operating results. As noted in Management’s Discussion and Analysis above, we attempt to minimize the net impact of currency on operating earnings by denominating an amount of billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency.

Interest Rate Risk – We have minimal interest rate risk. We had no debt outstanding at December 31, 2013. Our cash is invested in short-term instruments at current market rates. If rates were to increase or decrease by one percentage point, the company’s interest income would increase or decrease approximately $986 annually.

Impairment Risk – At December 31, 2013, we had goodwill of $23,532 and other intangible assets of $16,733, primarily related to the acquisition of the stock of Cronto in 2013, the acquisition of the intellectual property of DigiNotar and the acquisition of the stock of Alfa & Ariss in 2012 and the acquisition of the stock of Logico Smart Card Solutions GmbH and its subsidiary, Logico Vertriebs GmbH, and Able N.V. in 2006. We assess the net realizable value of goodwill at least annually, and we assess the net realizable value of other intangible assets whenever events or circumstances change indicating that the carrying value may not be recoverable. As noted above in the discussion of Loss from Discontinued Operations in Management’s Discussion and Analysis, we experienced an impairment in 2011 in the value of the certain intangible assets related to DigiNotar due to termination of DigiNotar B.V.’s registration as a certificate service provider and the bankruptcy filing of DigiNotar B.V. See Note 3 to the consolidated financial statements for additional information on the impairment. We may incur additional impairment charges in future periods.

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who, respectively, are our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the fiscal quarter ended December 31, 2013, our disclosure controls and procedures were effective to provide assurance that (i) the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Notwithstanding the limitations noted above, our principal executive officer and principal financial officer have both concluded that our disclosure controls and procedures and internal control over financial reporting were effective at a reasonable level of assurance as of December 31, 2013.

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Controls (COSO) – Integrated Framework (1992). Based on our assessments we believe that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

VASCO Data Security International, Inc.:

We have audited VASCO Data Security International, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). VASCO Data Security International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, VASCO Data Security International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VASCO Data Security International, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 12, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois

March 12, 2014

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

All information in response to this Item is incorporated by reference to the “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Compliance” sections of VASCO’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 11 - Executive Compensation

The information in response to this Item is incorporated by reference to the “Executive Compensation” section of VASCO’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in response to this Item is incorporated by reference to the “Security Ownership of Certain Beneficial Owners, Directors and Management” section of VASCO’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information in response to this Item is incorporated by reference to the “Directors and Executive Officers” and “Transactions with Related Persons” sections of VASCO’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 14 - Principal Accounting Fees and Services

The information in response to this Item is incorporated by reference to the “Report of the Audit Committee” section of VASCO’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K.

(1) The following consolidated financial statements and notes thereto, and the related independent auditors’ report, are included on pages F-1 through F-24 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2012

Notes to Consolidated Financial Statements

(2) The following consolidated financial statement schedule of the company is included on page F-25 of this Form 10-K:

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned consolidated financial statements.

(3) The following exhibits are filed with this Form 10-K or incorporated by reference as set forth at the end of the list of exhibits:

Exhibit Number	Description

2.1	IP Purchase Agreement between VASCO Data Security International GmbH and DigiNotar Technologie B.V., DigiNotar Notariaat B.V., DigiNotar B.V., and DigiNotar Holding B.V. dated January 10, 2011. (Incorporated by reference - Form 8K filed January 14, 2011.)

2.2	Share Sale and Purchase Agreement between VASCO Data Security International GmbH and DigiNotar Holding B.V., DigiNotar B.V., and DigiNotar Notariaat B.V. dated January 10, 2011. (Incorporated by reference—Form 8K filed January 14, 2011.)

2.3	Agreement between VASCO Data Security International GmbH and D.B.A. ten Burg Holding B.V. and Bosco Holding B.V. dated January 10, 2011. (Incorporated by reference—Form 8K filed January 14, 2011.)

2.4	Agreement for the Sale and Purchase of the Entire Issued Capital of Cronto Limited dated May 20, 2013. (Incorporated by reference – Form 8K filed May 23, 2013.)

3.1	Certificate of Incorporation of Registrant, as amended. (Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as amended (Registration No. 333-35563), originally filed on September 12, 1997.)

3.2	Bylaws of Registrant, as amended and restated December 12, 2007. (Incorporated by reference—Form 8-K filed on December 18, 2007.)

Exhibit Number	Description

4.1	Specimen of Registrant’s Common Stock Certificate. (Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as amended (Registration No. 333-35563), originally filed on September 12, 1997.)

4.2*	Form of Award Agreement for Stock Option Grant under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated. (Incorporated by reference—Form 10-K filed March 14, 2008.)

4.3*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated (time-based vesting) with respect to awards granted on January 9, 2008. (Incorporated by reference—Form 8-K/A filed January 16, 2008.)

4.4*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan as Amended and Restated (performance-based vesting) with respect to awards granted on January 9, 2008. (Incorporated by reference—Form 8-K/A filed January 16, 2008.)

4.5*	Form of Award Agreement for Deferred Stock under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated (performance-based vesting). (Incorporated by reference—Form 10-K filed March 14, 2008.)

4.6*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated (time-based vesting) with respect to awards granted on or after January 8, 2009. (Incorporated by reference—Form 8K filed January 14, 2009.)

4.7*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan as Amended and Restated (performance-based vesting) with respect to awards granted on or after January 8, 2009. (Incorporated by reference—Form 8-K filed January 14, 2009.)

4.8*	Form of Option Agreement under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan as Amended and Restated with respect to awards granted prior to January 9, 2008. (Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as amended (Registration No. 333-35563), originally filed with the Securities and Exchange Commission on September 12, 1997.)

4.9*	Form of Award Agreement for Deferred Stock under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan. (Incorporated by reference—Form 10-K filed March 16, 2010.)

4.10*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan. (Incorporated by reference—Form 10-K filed March 16, 2010.)

4.11*	Form of Award Agreement for Performance Shares under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted in 2010. (Incorporated by reference—Form 10-K filed March 16, 2010.)

4.12*	Form of Award Agreement for Performance Shares under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted in 2011. (Incorporated by reference—Form 10-K filed March 11, 2011.)

4.13*	Form of Award Agreement for Performance Shares under VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted in 2012. (Incorporated by reference—Form 10-K filed March 9, 2012.)

Exhibit Number	Description

4.14*	Form of Award Agreement for Performance Shares under VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted in 2013. (Incorporated by reference—Form 10-K filed March 8, 2013.)

4.15*	Form of Award Agreement for Performance Shares under VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted in 2014.

10.1*	1997 VASCO Data Security International, Inc. Stock Compensation Plan, as Amended and Restated. (Incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Schedule 14A, filed with the SEC on April 30, 1999.)

10.3*	Employment agreement with Clifford Bown. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 31, 2003.)

10.4	Share Sale and Purchase Agreement by and among VASCO Data Security International, Inc., A.O.S. Holding B.V., Filipan Beheer B.V., Mr. Mladen Filipan and Pijnenburg Beheer N.V., dated February 4, 2005 (Incorporated by reference—Form 8-K filed February 8, 2005.)

10.5*	Employment Agreement by and between VASCO Data Security International, Inc. and Jan Valcke effective as of January 1, 2005. (Incorporated by reference—Form 8-K filed July 1, 2005.)

10.6*	Letter agreement dated February 26, 2007, supplementing the Employment Agreement dated January 1, 2003, between the company and Clifford K. Bown. (Incorporated by reference—Form 8K filed March 2, 2007.)

10.7*	Letter agreement dated January 8, 2009, supplementing the Employment Agreement dated January 1, 2003, between the company and Clifford K. Bown. (Incorporated by reference—Form 8K filed January 14, 2009.)

10.9*	Employment Agreement Amendment, dated December 31, 2008 by and between VASCO Data Security International, Inc. and Clifford K. Bown (Incorporated by reference—Form 8-K filed January 14, 2009.)

10.10*	Amendment to the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, dated December 19, 2008. (Incorporated by reference—Form 8-K filed January 14, 2009.)

10.11*	VASCO Data Security International, Inc. 2009 Equity Incentive Plan, effective December 19, 2008. (Incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Schedule 14A, filed with the SEC on April 30, 2009.)

10.12*	VASCO Data Security International, Inc. Executive Incentive Compensation Plan, effective December 19, 2008. (Incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Schedule 14A, filed with the SEC on April 30, 2009.)

10.13*	Amended and Restated Employment Agreement effective as of January 1, 2011 between VASCO Data Security International, Inc. and T. Kendall Hunt. (Incorporated by reference—Form 8-K filed December 21, 2010.)

10.14*	Letter Agreement dated February 15, 2011, by and between VASCO Data Security International, Inc. and T. Kendall Hunt. (Incorporated by reference—Form 8-K filed February 22, 2011.)

14.1	VASCO Data Security International, Inc. and Subsidiaries Code of Conduct and Ethics. (Incorporated by reference—Form 8-K filed March 12, 2008.)

14.2	Amended VASCO Data Security International, Inc. and Subsidiaries Code of Conduct and Ethics. (Incorporated by reference—Form 8-K filed April 27, 2010.)

Exhibit Number	Description

14.3	Amended VASCO Data Security International, Inc. and Subsidiaries Code of Conduct and Ethics. (Incorporated by reference—Form 8-K filed June 21, 2013 and Form 8-K/A filed July 30, 2013.)

21	Subsidiaries of Registrant.

23	Consent of KPMG LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 12, 2014.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 12, 2014.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 12, 2014.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 12, 2014.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

VASCO Data Security International, Inc. will furnish any of the above exhibits to stockholders upon written request addressed to the Secretary at the address given on the cover page of this Form 10-K. The charge for furnishing copies of the exhibits is $0.25 per page, plus postage.

VASCO Data Security International, Inc.

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

VASCO Data Security International, Inc.:

We have audited the accompanying consolidated balance sheets of VASCO Data Security International, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the accompanying consolidated financial statement Schedule II – Valuation and Qualifying Accounts. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois

March 12, 2014

VASCO Data Security International, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2013	2012
ASSETS
Current assets
Cash and equivalents	$98,607	$106,469
Accounts receivable, net of allowance for doubtful accounts of $650 in 2013 and $1,894 in 2012	28,528	27,574
Inventories	25,653	18,675
Prepaid expenses	2,719	1,896
Foreign sales tax receivable	543	415
Deferred income taxes	1,634	1,714
Other current assets	2,051	41
Assets of discontinued operations	1,910	2,651

Total current assets	161,645	159,435
Property and equipment:
Furniture and fixtures	5,221	5,035
Office equipment	10,407	8,718

	15,628	13,753
Accumulated depreciation	(12,483)	(9,701)

Property and equipment, net	3,145	4,052
Goodwill, net of accumulated amortization	23,532	13,176
Intangible assets, net of accumulated amortization	16,733	6,507
Other assets, net of accumulated amortization	6,822	3,336

Total assets	$211,877	$186,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,378	$7,765
Deferred revenue	15,703	8,146
Accrued wages and payroll taxes	7,067	6,212
Income taxes payable	4,087	378
Other accrued expenses	3,841	3,688
Deferred compensation	0	2,424
Liabilities of discontinued operations	30	1,335

Total current liabilities	37,106	29,948

Deferred compensation	115	0
Other long-term liabilities	57	97
Deferred income taxes	321	141

Total liabilities	37,599	30,186

Stockholders’ equity
Common stock: $.001 par value per share, 75,000 shares authorized; 39,619 and 39,205 shares issued and outstanding at December 31, 2013 and 2012, respectively	40	39
Preferred stock: 500 shares authorized, none issued and outstanding at December 31, 2013 or 2012	0	0
Additional paid-in capital	79,871	74,965
Accumulated income	92,401	81,256
Accumulated other comprehensive income	1,966	60

Total stockholders’ equity	174,278	156,320

Total liabilities and stockholders’ equity	$211,877	$186,506

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended December 31,
	2013	2012	2011
Revenue	$155,047	$154,029	$168,082
Cost of goods sold	55,176	54,464	59,970

Gross profit	99,871	99,565	108,112

Operating costs:
Sales and marketing	40,323	37,768	40,294
Research and development	21,315	18,794	18,636
General and administrative	21,196	20,071	22,450
Amortization of purchased intangible assets	3,325	1,905	1,967

Total operating costs	86,159	78,538	83,347

Operating income	13,712	21,027	24,765
Interest income, net	162	261	543
Other income, net	240	409	500

Income from continuing operations before income taxes	14,114	21,697	25,808
Provision for income taxes	3,147	5,468	1,557

Net income from continuing operations	10,967	16,229	24,251
Net (loss) from discontinued operations	180	(630)	(6,118)

Net income	$11,147	$15,599	$18,133

Basic income (loss) per share:
Continuing operations	$0.28	$0.43	$0.65
Discontinued operations	0.00	(0.02)	(0.16)

Total net income per share	$0.28	$0.41	$0.48

Diluted income (loss) per share:
Continuing operations	$0.28	$0.42	$0.63
Discontinued operations	0.00	(0.02)	(0.16)

Total net income per share	$0.28	$0.40	$0.47

Weighted average common shares outstanding:
Basic	38,873	38,068	37,555

Diluted	39,158	38,677	38,568

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the years ended December 31,
	2013	2012	2011
Net income	$11,147	$15,599	$18,133
Other comprehensive income (loss) - Currency translation adjustment	1,906	1,677	(2,120)

Comprehensive income	$13,053	$17,276	$16,013

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

Description	Common Stock		Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2011	37,640	$38	$68,428	$47,524	$503	$116,493
Net income	0	0	0	18,133	0	18,133
Foreign currency translation adjustment	0	0	0	0	(2,120)	(2,120)
Exercise of stock options	160	0	153	0	0	153
Restricted stock awards	393	0	3,139	0	0	3,139

Balance at December 31, 2011	38,193	38	71,720	65,658	(1,617)	135,799
Net income	0	0	0	15,599	0	15,599
Foreign currency translation adjustment	0	0	0	0	1,677	1,677
Exercise of stock options	444	0	441	0	0	441
Restricted stock awards	568	1	2,803	0	0	2,804

Balance at December 31, 2012	39,205	39	74,965	81,256	60	156,320
Net income	0	0	0	11,147	0	11,147
Foreign currency translation adjustment	0	0	0	(3)	1,906	1,903
Exercise of stock options	163	0	114	0	0	114
Restricted stock awards	251	1	2,472	0	0	2,473
Tax payments for stock issuances	0	0	(998)	0	0	(998)
Stock option tax benefits	0	0	3,318	0	0	3,318

Balance at December 31, 2013	39,619	$40	$79,871	$92,401	$1,966	$174,278

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income from continuing operations	$10,967	$16,229	$24,251
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	5,042	3,644	3,809
Loss on disposal of assets	275	0	0
Deferred tax expense (benefit)	(6,118)	1,065	(4,332)
Stock-based compensation	2,587	3,726	6,117
Changes in assets and liabilities:
Accounts receivable, net	(39)	4,530	(10,315)
Inventories	(6,492)	(2,641)	(5,323)
Foreign sales tax receivable	(135)	264	1,600
Other current assets	(2,865)	77	186
Accounts payable	(1,460)	407	(1,569)
Income taxes payable	3,641	(1,589)	(113)
Accrued expenses	565	(207)	1,438
Current deferred compensation	(2,424)	(1,933)	0
Deferred revenue	6,787	(537)	2,169

Net cash provided by operating activities of continuing operations	10,331	23,035	17,918

Cash flows from investing activities of continuing operations:
Purchase of Alfa & Ariss	0	0	(1,301)
Purchase of Cronto	(19,495)	0	0
Additions to property and equipment	(944)	(1,337)	(1,132)
Additions to intangible assets	(294)	(326)	(7,287)
Other assets	267	117	(64)

Net cash used in investing activities of continuing operations	(20,466)	(1,546)	(9,784)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options, net	114	441	153
Tax payments for stock issuances	(998)	0	0
Stock option tax benefits	3,318	0	0

Net cash provided by (used in) financing activities of continuing operations	2,434	441	153

Cash flows used in discontinued operations:
Net cash used in operating activities of discontinued operations	(306)	(974)	(1,310)
Net cash used in investing activities of discontinued operations	0	0	(5,761)

Net cash used in discontinued operations	(306)	(974)	(7,071)

Effect of exchange rate changes on cash	145	1,015	(2,252)

Net increase (decrease) in cash	(7,862)	21,972	(1,036)
Cash and equivalents, beginning of year	106,469	84,497	85,533

Cash and equivalents, end of year	$98,607	$106,469	$84,497

Supplemental cash flow disclosures:
Cash paid for income taxes	$3,121	$6,005	$5,914
Cash paid for interest	$0	$0	$0

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

As further described in Note 3, during January 2011 we acquired 100% of the stock of DigiNotar B.V. Effective September 20, 2011, DigiNotar B.V. was declared bankrupt in The Netherlands, transferring effective control over DigiNotar B.V. to the bankruptcy trustee. Accordingly, assets, liabilities and operating activities related to DigiNotar B.V. are reflected as discontinued operations.

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

Foreign Currency Translation and Transactions

The financial position and results of the operations of the majority of the company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income. Losses resulting from foreign currency transactions were $624, $410, and $760 in 2013, 2012, and 2011, respectively, and are included in other income (expense) in the consolidated statements of operations.

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

Software Development Costs

We capitalize software development costs in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy currently defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. No software development costs were capitalized in any of the years ending December 31, 2013, 2012, or 2011.

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

We have significant net operating loss and other deductible carryforwards in certain foreign jurisdictions available to reduce the liability on future taxable income. A valuation allowance has been provided to offset some of these future benefits because we have not determined that their realization is more likely than not.

Fair Value of Financial Instruments

At December 31, 2013, and 2012, our financial instruments were cash equivalents, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies, as described in Cash and Equivalents above. The fair values of the financial instruments were not materially different from their carrying amounts at December 31, 2013 and 2012.

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

We assess the impairment of goodwill and intangible assets with indefinite lives each November or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Once identified, the amount of the impairment is computed by comparing the carrying value of the assets to the fair value. Fair value for goodwill and intangible assets is determined using a market approach using our stock price which is a level 1 valuation, as defined by ASC 820-10, Fair Value Measurements and Disclosures. We did not recognize any impairment for the year ended December 31, 2013 as the fair value of our reporting unit substantially exceeded our carrying amount.

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

Inventory is comprised of the following:

	As of December 31,
	2013	2012
Component parts	$12,203	$6,613
Work-in-process and finished goods	13,450	12,062

Total	$25,653	$18,675

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Note 3 – Discontinued Operations

During 2011, our wholly-owned Dutch subsidiary, DigiNotar B.V., was declared bankrupt. The court-appointed trustee is responsible for the business activities, administration and liquidation of DigiNotar B.V. Accordingly, related assets, liabilities and activities are reflected in discontinued operations.

Income (loss) from discontinued operations, net of tax, for the twelve months ended December 31, 2013, 2012, and 2011 was as follows:

	Years ended December 31,
	2013	2012	2011
Gain (Loss) from operations	$—	$—	$(1,595)
Gain (Loss) on disposal	180	(630)	(4,523)

Gain (Loss) from discontinued operations	$180	$(630)	$(6,118)

DigiNotar revenues of $1,764 for the year ended December 31, 2011 are included in the loss from discontinued operations.

At December 31, 2013 and 2012, remaining assets and liabilities related to DigiNotar have been classified as assets of discontinued operations and liabilities of discontinued operations, respectively, in the consolidated balance sheets and consist of the following:

	As of December 31,
	2013	2012
Contingent consideration due from escrow	$1,927	$1,851
Due from DigiNotar net of allowance for doubtful account of $952	—	423
Income taxes receivable	(17)	377

Assets of discontinued operations	$1,910	$2,651

Due to DigiNotar	$—	$1,301
Accrued professional fees	30	34

Liabilities of discontinued operations	$30	$1,335

Assets of discontinued operations and certain portions of liabilities of discontinued operations are denominated in local currencies and are subject to currency fluctuation.

Note 4 – Acquisition of Cronto

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

$20,166

In addition to consideration detailed above, the transaction also includes contingent consideration of €2,000 ($2,620 at the exchange rate of 1.31 U.S. Dollars per Euro) subject to orders for Cronto products from new customers during the twenty-four months ended May 20, 2015 to be recorded as earned. As of December 31, 2013, we have accrued contingent consideration of $62, to be expensed in future periods concurrent with revenue recognition of the corresponding orders.

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

Note 5 – Goodwill

Goodwill activity for the two years ended December 31, 2013 consisted of the following:

Net balance at December 31, 2011	$12,910
Net foreign currency translation	266

Net balance at December 31, 2012	13,176
Additions - Cronto	9,223
Net foreign currency translation	1,133

Net balance at December 31, 2013	$23,532

December 31, 2013 balance at cost	$24,577
Accumulated amortization	(1,045)

Net balance at December 31, 2013	$23,532

Additions-Cronto refers to goodwill related to the acquisition of Cronto described above.

Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuations.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Note 6 – Intangible Assets

Intangible asset activity for the two years ended December 31, 2013 is detailed in the following table.

	Capitalized Technology	Patents & Trademarks	Other	Total Intangible Assets
Net balance at December 31, 2011	$6,693	$1,361	$37	$8,091
Additions-Other	0	343		343
Net foreign currency translation	(17)			(17)
Amortization expense	(1,829)	(62)	(19)	(1,910)

Net balance at December 31, 2012	4,847	1,642	18	6,507
Additions-Cronto	11,937	235	1,085	13,257
Additions-Other	0	227	0	227
Net foreign currency translation	6	0	61	67
Amortization expense	(3,014)	(143)	(168)	(3,325)

Net balance at December 31, 2013	$13,776	$1,961	$996	$16,733

December 31, 2013 balance at cost	$29,432	$2,271	$1,210	$32,913
Accumulated amortization	(15,656)	(310)	(214)	(16,180)

Net balance at December 31, 2013	$13,776	$1,961	$996	$16,733

Additions - Cronto refers to intangibles acquired in the acquisition of Cronto described above including capitalized technology, trademarks, customer relationships and non-compete agreements.

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations.

Expected amortization of the intangible assets for the years ended:

December 31, 2014	$4,464
December 31, 2015	4,022
December 31, 2016	3,078
December 31, 2017	2,659
December 31, 2018	1,147
Thereafter	428

Subject to amortization	15,798
Trademarks	935

Total intangible assets	$16,733

Note 7 – Income Taxes

Income from continuing operations before income taxes was generated in the following jurisdictions. Domestic income excludes $30,752 of intercompany dividend income taxable in the US and eliminated in consolidation.

	For the years ended December 31,
	2013	2012	2011
Domestic	$(2,024)	$1,492	$6,220
Foreign	16,138	20,205	19,588

Total	$14,114	$21,697	$25,808

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

The provision for income taxes consists of the following:

	For the years ended December 31,
	2013	2012	2011
Current:
Federal	$11	$—	$244
State	22	1	443
Foreign	3,121	4,402	4,933

Total current	3,154	4,403	5,620

Deferred:
Federal	338	866	(4,543)
State	(289)	93	(285)
Foreign	(56)	106	765

Total deferred	(7)	1,065	(4,063)

Total	$3,147	$5,468	$1,557

The U.S. federal corporate tax rate varies with taxable income. In 2013, inclusion of the intercompany dividend increased our statutory rate to 35% from 34% in 2012 and 2011. The differences between the income tax provisions computed using the statutory federal income tax rate and the provisions for income taxes reported in the consolidated statements of operations are as follows:

	For the years ended December 31,
	2013	2012	2011
Expected tax at statutory rate	$4,940	$7,377	$8,775
Foreign taxes at other rates	(2,520)	(2,513)	(1,758)
US dividend income, net of foreign tax credit	212	—	—
State income taxes, net of federal benefit	(310)	53	—
Change in valuation allowance due to:
NOL valuation reserve adjustments	—	—	(1,639)
Utilization of NOL carryforwards	—	(43)	(4,873)
Generation of NOL carryforwards	6	—	134
Disallowed expenses and other	819	594	918

Total	$3,147	$5,468	$1,557

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Current deferred tax assets and long-term deferred tax liabilities are presented as separate line items in the balance sheet. Long-term deferred tax assets of $6,334 and $2,565 as of December 31, 2013 and 2012, respectively, are included in other assets, net of accumulated amortization. Current deferred tax liabilities were $726 in 2013 and $543 in 2012 and are included in other accrued liabilities. Deferred income tax balances are comprised of the following:

	As of December 31,
	2013	2012
Deferred tax assets:
U.S. foreign tax credit	$5,058	$—
U.S. net operating loss carryforwards	—	859
Stock and long-term compensation plans	1,318	2,410
Foreign NOL & other carryforwards	2,930	2,675
US state income taxes	574	285
US alternative minimum tax	395	456
Deferred revenue	965	255
Reserve for uncertain tax issues	(560)	(560)
US tax on unremitted foreign earnings	(380)	—
Accrued expenses and other	67	183

Total gross deferred tax assets	10,367	6,563
Less: Valuation allowance	(2,399)	(2,284)

Net deferred income tax assets	$7,968	$4,279

Deferred tax liabilities:
Swiss tax allowances	$726	$543
Intangible assets	321	141

Deferred tax liabilities	$1,047	$684

Prior to 2013, we considered our unremitted foreign earnings permanently invested and, consequently, did not provide deferred incremental U.S. taxes on them. In the fourth quarter of 2013, we determined that the earnings of certain subsidiaries are available for distribution.

In December 2013, a foreign subsidiary paid a dividend of €22,600 (approximately $30,752 at an exchange rate of 1.36 U.S. Dollars per Euro). At December 31, 2013, unremitted foreign earnings available for distribution at current exchange rates are $46,012. We have provided a deferred tax liability of $380 for the incremental U.S. tax to be paid upon remittance as dividends. The net effect on 2013 tax expense for the dividend policy change was $212.

The earnings of certain subsidiaries will remain permanently invested. At December 31, 2013, total unremitted foreign earnings considered permanently invested at current exchange rates are $50,398.

We utilized U.S. net operating loss (NOL) carryforwards of $10,586 in 2013 including $9,741 related to U.S. tax deductions for employee stock option gains. The stock option tax benefit of $3,318 was credited to additional paid-in capital.

Foreign tax credit carryforwards were $5,058 at December 31, 2013. Foreign tax credits of $944 expire in 2015 and the remaining $4,114 expire in 2023. We have not provided a valuation reserve for the foreign tax credits as we believe it is more likely than not they will be realized.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

At December 31, 2013, we had foreign NOL carryforwards of $5,093 and other foreign deductible carryforwards of $3,898. The foreign NOL carryforwards have no expiration dates and the other deductible carryforwards expire from 2016 to 2020. At December 31, 2013, we had a valuation allowance of $2,399 for certain foreign deferred tax assets.

The net change in the valuation allowance for the years ended December 31, 2013, 2012, and 2011 were increases of $115 and $196 and a decrease of $5,625, respectively. This valuation allowance will be reviewed on a regular basis and adjustments made as appropriate. In addition to the utilization of NOLs as noted above, the change in the valuation allowance also reflects other factors including, but not limited to, changes in our assessment of our ability to use existing NOLs and other deduction carryforwards, changes in currency rates, and adjustments to reflect differences between the actual returns filed and the estimates we made at financial reporting dates. The company expects to generate adequate taxable income to realize deferred tax assets in foreign jurisdictions where no valuation reserve exists.

We had no accrued interest or penalties for income tax liabilities at December 31, 2013. Our policy is to record interest expense and penalties on income taxes as income tax expense.

ASC 740-10, Accounting for Uncertainty in Income Taxes sets a “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions. We have identified one such exposure concerning cost allocations related to the implementation of our worldwide strategy related to the ownership of our intellectual property for which we had a reserve of $560 at December 31, 2013 and 2012. The reserve is an offset to our U.S. deferred tax asset.

Our primary tax jurisdictions and the earliest tax year subject to audit are presented in the following table.

Australia	2005
Austria	2007
Belgium	2006
Netherlands	2008
Singapore	2007
Switzerland	2011
United States	2005

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

Deferred warranty revenue at December 31, 2013, which will be recognized as revenue, is as follows:

Year	Amount
2014	$30
2015	31
2016	14
2017	9
2018	3

Total	$87

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

We maintain a reserve for the potential cost of future warranty claims related to products sold and recognized in revenue. The reserve is included in accrued expenses. Activity in the warranty reserve account during the three years ended December 31, 2013 was as follows:

	For the years ended Decenber 31,
	2013	2012	2011
Balance, beginning of period	$45	$36	$61
Provision for warranty claims	216	139	59
Product or cash issued to settle claims	(145)	(130)	(84)

Balance, end of period	$116	$45	$36

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

As of December 31, 2013, the number of shares allowed to be issued under the 2009 Equity Plan was 6,618 shares of the company’s common stock, representing 16.7% of the issued and outstanding shares of the company as of such date.

The following table summarizes stock compensation expense recorded under the two plans.

	2013	2012	2011
Compensation expense included in income:
Stock Option	$—	$—	$—
Restricted stock	2,472	2,804	3,140
Other Long-term Stock Incentives	115	922	2,977

Total expense	$2,587	$3,726	$6,117

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Stock Options

We have not granted stock options since 2005. There is no stock option expense for the three years ended December 31, 2013. Options granted have terms of six to ten years and vesting periods of one to five years. The company may issue new shares or treasury shares for option exercises. The following table summarizes option activity for the year ended December 31, 2013. All options outstanding at December 31, 2013, 2012, and 2011 were fully vested.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	299	$2.49	1.00	$1,695
Exercised	(277)	2.48		1,429
Expired	(1)	2.53

Outstanding at December 31, 2013	21	2.55	0.05	109

At December 31, 2013:
Fully vested, exercisable options	21	$2.55	0.05	$109

Exercise of options to purchase 277 shares resulted in the issuance of 163 shares, net of shares withheld in satisfaction of exercise price and mandatory minimum tax withholdings.

The intrinsic value of options exercised and the fair value of shares vested over the last three years were:

	2013	2012	2011
Intrinsic value of options exercised	$1,429	$3,146	$1,094
Fair value of shares vested	0	0	0

Time-Based Restricted Stock

Time-based restricted stock awards were granted to executive officers, employees and non-employee directors. Awards to non-employee directors vest on the first anniversary date of the grant. Awards to executive officers and employees vest annually over three or four year periods. Shares are subject to forfeiture if the service period requirement is not met. Compensation expense equal to the market value of the stock on the grant date is recorded on a straight-line basis over the vesting period as required by ASC 718-10. Compensation expense was $1,871, $1,849, and $1,415 for 2013, 2012, and 2011. The following table summarizes the time-based restricted stock activity for the year ended December 31, 2013:

	Shares	Weighted average remaining term (years)	Aggregate intrinsic value
Outstanding at January 1, 2013	544	2.21	$4,436
Shares vested	(240)		1,909
Shares awarded and issued	120		1,001

Outstanding at December 31, 2013	424	1.85	$3,277

The unamortized future compensation expense for time-based restricted stock awards was $1,691 at December 31, 2013.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Performance-Based Restricted Stock

Performance-based restricted stock awards granted to executive officers and employees were subject to achievement of one-year performance targets established by the Board of Directors. Earned shares vest annually over three or four years. Shares are subject to forfeiture if the service period requirement is not met.

The number of shares earned from awards granted in 2013, 2012, and 2011 were 0, 0, and 276, respectively. Compensation expense, equal to the market value of the stock on the grant date, is recorded on a straight-line basis over the vesting period at the performance level deemed probable, as required by ASC 718-10. Compensation expense in 2013, 2012, and 2011 was $600, $956, and $1,725. Unamortized future compensation expense for performance-based restricted stock was $592 at December 31, 2013.

The following table summarizes activity related to unvested performance restricted stock shares during 2013:

	Total Unvested Shares	Weighted average remaining term (years)	Aggregate intrinsic value
Outstanding at January 1, 2013	521	1.37	$4,255
Shares vested	(290)		2,532
Shares forfeited	(102)

Outstanding at December 31, 2013	129	1.07	$997

Other Long-term Stock Incentive Awards

During 2012 and 2010, other long-term stock incentive awards were granted to key employees, other than named executive officers subject to achievement of performance targets established by the Board of Directors. Awards are designated in U.S. Dollars however, at the option of the Company, may be paid in our common stock. Compensation expense equal to the award level deemed probable is recorded on a straight-line basis over the vesting period as required by ASC 718-10.

For awards granted in 2012, the one-year performance target was not met. Awards granted in 2010 vested at the end of the three-year performance period. At December 31, 2012, $0 was accrued for the 2012 awards and $2,424 was accrued for the 2010 awards. The 2010 awards were paid in cash during 2013. Accordingly, unamortized future compensation expense for the long-term incentive awards was $0 at December 31, 2013.

No long-term stock incentive awards were granted in 2013.

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

	For the years ended December 31,
	2013	2012	2011
Net income-continuing operations	$10,967	$16,229	$24,251
Net income (loss)-discontinued operations	180	(630)	(6,118)

Net income	$11,147	$15,599	$18,133

Weighted average common shares outstanding
Basic	38,873	38,068	37,555
Incremental shares with dilutive effect:
Stock options	152	422	824
Restricted stock awards	133	187	189

Diluted	39,158	38,677	38,568

Basic income (loss) per share
Continuing Operations	$0.28	$0.43	$0.65
Discontinued Operations	0.00	(0.02)	(0.16)

Total Net income per share	$0.28	$0.41	$0.48

Diluted income (loss) per share
Continuing Operations	$0.28	$0.42	$0.63
Discontinued Operations	0.00	(0.02)	(0.16)

Total Net income per share	$0.28	$0.40	$0.47

Note 11 – Employee Benefit Plan

We maintain a defined contribution pension plan for our U.S. employees established pursuant to the provisions of Section 401(k) of the Internal Revenue Code, which provides benefits for eligible employees of the company and allows us to match employee contributions. For the years ended December 31, 2013, 2012, and 2011, we contributed $116, $111, and $100, respectively, to this plan as matching contributions.

We also maintain a pension plan for our Belgian employees, in compliance with Belgian law. The plan is a defined contribution plan, but has a minimum return guarantee under Belgian law. Returns guaranteed by the pension plan administrator are essentially equal to the legal requirement. For the years ended December 31, 2013, 2012, and 2011, the company contributed $655, $542, and $515, respectively, to the plan.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Note 12 – Geographic, Customer and Supplier Information

We classify our sales by our customers’ locations in four geographic regions: 1) EMEA, which includes Europe, the Middle East and Africa; 2) the United States, which for our purposes includes sales in Canada; 3) Asia Pacific Rim; and 4) Other Countries, including Australia, Latin America and India. Information regarding geographic areas for the years ended December 31, 2013, 2012, and 2011 is as follows:

	Europe, Middle East, Africa (EMEA)	United States	Asia Pacific	Other Countries	Total
2013
Revenue	$95,794	$11,781	$27,356	$20,116	$155,047
Gross profit	62,529	9,477	14,552	13,313	99,871
Long-lived assets	40,198	3,496	43	161	43,898
2012
Revenue	$94,992	$11,143	$32,783	$15,111	$154,029
Gross profit	61,367	8,842	17,178	12,178	99,565
Long-lived assets	21,857	2,470	16	163	24,506
2011
Revenue	$111,575	$16,025	$14,738	$25,744	$168,082
Gross profit	69,324	11,949	7,536	19,303	108,112
Long-lived assets	25,149	967	10	165	26,291

For the years 2013, 2012, and 2011, our top 10 customers contributed 40%, 37%, and 47%, respectively, of total worldwide revenue. In 2013, 2012 and 2011, one customer accounted for approximately 18%, 10%, and 17%, respectively, of total revenue.

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

Note 13 – Commitments and Contingencies

The company leases office space and automobiles under operating lease agreements expiring at various times through 2018. Future minimum rental payments required under non-cancelable leases are as follows:

Year	Amount
2014	$3,858
2015	3,374
2016	2,640
2017	2,159
2018	643
Thereafter	474

Total	$13,148

Rent expense under operating leases aggregated $3,400, $3,340, and $3,282 for the year ended December 31, 2013, 2012, and 2011, respectively. Rent expense is recorded on a straight-line basis over the life of the lease agreement.

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

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

We include various types of indemnification clauses in our agreements. These indemnifications may include, but are not limited to, infringement claims related to our intellectual property, direct damages and consequential damages. The type and amount of such indemnifications vary substantially based on our assessment of risk and reward associated with each agreement. We believe the estimated fair value of these indemnification clauses is minimal and there have been no previous indemnification claims, and we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. We have no liabilities recorded for these clauses as of December 31, 2013.

Note 14 – Quarterly Results of Operations (unaudited)

The quarterly results of operations are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Net sales	$35,365	$37,260	$39,156	$43,265
Gross profit	23,087	23,882	25,054	27,846
Operating expenses	20,372	21,958	20,023	23,805
Operating income	2,715	1,924	5,031	4,041
Income from Continuing Operations	2,412	1,850	3,369	3,336
Income (loss) from Discontinued Operations	374	(41)	(47)	(105)
Net income	2,786	1,809	3,322	3,231
Basic income/(loss) per share:
Continuing Operations	$0.06	$0.05	$0.09	$0.09
Discontinued Operations	0.01	0.00	0.00	(0.01)

Total Net income per share	$0.07	$0.05	$0.09	$0.08

Diluted income/(loss) per share:
Continuing Operations	$0.06	$0.05	$0.08	$0.09
Discontinued Operations	0.01	0.00	0.00	(0.01)

Total Net income per share	$0.07	$0.05	$0.08	$0.08

2012
Net sales	$32,258	$46,642	$36,292	$38,837
Gross profit	21,878	29,451	23,855	24,382
Operating expenses	19,663	20,454	17,579	20,843
Operating income	2,215	8,997	6,276	3,539
Income from Continuing Operations	1,994	7,398	4,682	2,154
Loss from Discontinued Operations	(84)	(236)	(173)	(137)
Net income	1,910	7,162	4,509	2,017
Basic income/(loss) per share:
Continuing Operations	$0.05	$0.19	$0.12	$0.05
Discontinued Operations	0.00	(0.01)	0.00	0.00

Total Net income per share	$0.05	$0.18	$0.12	$0.05

Diluted income/(loss) per share:
Continuing Operations	$0.05	$0.19	$0.12	$0.05
Discontinued Operations	0.00	(0.01)	0.00	0.00

Total Net income per share	$0.05	$0.18	$0.12	$0.05

Due to rounding in earnings per share, the sum of the quarters may not be equal to the full year.

SCHEDULE II

VASCO DATA SECURITY INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts for trade receivables

For the year ended December 31,	Beginning Balance	Provision for Bad Debts	Chargeoffs	Foreign Currency Translation	Ending Balance
2013	$1,894	24	(1,278)	10	$650
2012	$1,585	290	—	19	$1,894
2011	$1,274	333	—	(22)	$1,585

See accompanying independent auditors’ report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2014.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 12, 2014.

POWER OF ATTORNEY

Each of the undersigned, in his capacity as an officer or director, or both, as the case may be, of VASCO Data Security International, Inc. does hereby appoint T. Kendall Hunt, and each of them severally, his true and lawful attorneys or attorney to execute in his name, place and stead, in his capacity as director or officer, or both, as the case may be, this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and any and all amendments thereto and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission. Each of said attorneys shall have power to act hereunder with or without the other attorney and shall have full power and authority to do and perform in the name and on behalf of each of said directors or officers, or both, as the case may be, every act whatsoever requisite or necessary to be done in the premises, as fully and to all intents and purposes as to which each of said officers or directors, or both, as the case may be, might or could do in person, hereby ratifying and confirming all that said attorneys or attorney may lawfully do or cause to be done by virtue hereof.

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