Form 10-Q
period 2014-03-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2014-05-06
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

There were 39,666,802 shares of Common Stock, $.001 par value per share, outstanding at April 25, 2014.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended March 31, 2014

This report may contain trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, DIGIPASS, Digipass as a Service (DPS), MYDIGIPASS.COM, VACMAN, aXsGUARD, Cronto and IDENTIKEY.

VASCO Data Security International, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$109,492	$98,607
Accounts receivable, net of allowance for doubtful accounts of $550 in 2014 and $650 in 2013	21,438	28,528
Inventories	25,816	25,653
Prepaid expenses	2,544	2,719
Foreign sales tax receivable	583	543
Deferred income taxes	870	1,634
Other current assets	2,324	2,051
Assets of discontinued operations	1,898	1,910

Total current assets	164,965	161,645
Property and equipment:
Furniture and fixtures	5,314	5,221
Office equipment	10,672	10,407

	15,986	15,628
Accumulated depreciation	(12,932)	(12,483)

Property and equipment, net	3,054	3,145
Goodwill, net of accumulated amortization	23,608	23,532
Intangible assets, net of accumulated amortization	15,675	16,733
Other assets, net of accumulated amortization	8,742	6,822

Total assets	$216,044	$211,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,614	$6,378
Deferred revenue	14,977	15,703
Accrued wages and payroll taxes	7,608	7,067
Income taxes payable	3,829	4,087
Other accrued expenses	4,191	3,841
Liabilities of discontinued operations	7	30

Total current liabilities	37,226	37,106
Deferred compensation	6	115
Other long-term liabilities	65	57
Deferred income taxes	320	321

Total liabilities	37,617	37,599

Stockholders’ equity
Common stock: $.001 par value per share, 75,000 shares authorized; 39,667 and 39,619 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	40	40
Preferred stock: 500 shares authorized, none issued and outstanding at March 31, 2014 or December 31, 2013	0	0
Additional paid-in capital	80,432	79,871
Accumulated income	95,911	92,401
Accumulated other comprehensive income	2,044	1,966

Total stockholders’ equity	178,427	174,278

Total liabilities and stockholders’ equity	$216,044	$211,877

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended
	March 31,
	2014	2013
Revenue	$38,823	$35,365
Cost of goods sold	13,027	12,278

Gross profit	25,796	23,087
Operating costs:
Sales and marketing	10,371	9,631
Research and development	5,141	4,847
General and administrative	5,273	5,453
Amortization of purchased intangible assets	1,120	441

Total operating costs	21,905	20,372

Operating income	3,891	2,715
Interest income, net	24	42
Other income (expense), net	438	149

Income from continuing operations before income taxes	4,353	2,906
Provision for income taxes	827	494

Net income from continuing operations	3,526	2,412
Income (loss) from discontinued operations	(16)	374

Net income	$3,510	$2,786

Net income per share:
Basic income (loss) per share
Continuing	$0.09	$0.06
Discontinued	(0.00)	0.01

Total	$0.09	$0.07

Diluted income (loss) per share
Continuing	$0.09	$0.06
Discontinued	(0.00)	0.01

Total	$0.09	$0.07

Weighted average common shares outstanding:
Basic	39,272	38,687

Diluted	39,389	39,064

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended
	March 31,
	2014	2013
Net income	$3,510	$2,786
Other comprehensive income—Cumulative translation adjustment	78	(2,259)

Comprehensive income	$3,588	$527

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income from continuing operations	$3,526	$2,412
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	1,566	873
Deferred tax expense (benefit)	(869)	687
Stock-based compensation	598	754
Changes in assets and liabilities:
Accounts receivable, net	7,082	712
Inventories	(164)	(3,013)
Foreign sales tax receivable	(37)	(430)
Other current assets	(85)	(374)
Accounts payable	236	(855)
Income taxes payable	(263)	(356)
Accrued expenses	592	1,134
Deferred compensation	(109)	(2,424)
Deferred revenue	(746)	1,300

Net cash provided by operating activities of continuing operations	11,327	420

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(352)	(129)
Additions to intangible assets	(51)	(67)
Other assets	(1)	283

Net cash provided by (used in) investing activities of continuing operations	(404)	87

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options, net	51	6
Tax payments for restricted stock issuances	(123)	(693)
Stock option tax benefits	35	0

Net cash provided by (used in) financing activities of continuing operations	(37)	(687)
Cash flows used in discontinued operations:
Net cash provided by (used in) operating activities of discontinued operations	(38)	(164)

Net cash provided by (used in) discontinued operations	(38)	(164)
Effect of exchange rate changes on cash	37	(1,481)
Net increase (decrease) in cash	10,885	(1,825)
Cash and equivalents, beginning of year	98,607	106,469

Cash and equivalents, end of period	$109,492	$104,644

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

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

VASCO Data Security International, Inc. (“VASCO”) and its wholly owned subsidiaries design, develop, market and support hardware and software security systems that manage and secure access to information assets. VASCO has operations in Austria, Australia, Belgium, Brazil, China, France, India, Japan, The Netherlands, Singapore, Switzerland, the United Arab Emirates, the United Kingdom, and the United States (“U.S.”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of VASCO and its subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Principles of Consolidation

The consolidated financial statements include the accounts of VASCO and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

For the three month periods ended March 31, 2014 and 2013, foreign currency transactions resulted in a gain of $159 and a $92 loss, respectively.

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

Software Development Costs

We capitalize software development costs in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. No software development costs were capitalized during the three months ended March 31, 2014.

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

Fair Value of Financial Instruments

At March 31, 2014 and December 31, 2013, our financial instruments were cash equivalents, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined using level one inputs as defined in ASC 820, Fair Value Measurements and Disclosures. The fair values of the financial instruments were not materially different from their carrying amounts at March 31, 2014 and December 31, 2013.

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

	March 31	December 31,
	2014	2013
Accounts receivable	$21,988	$29,178
Allowance for doubtful accounts	(550)	(650)

Accounts receivable, net	$21,438	$28,528

Note 3 – Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the FIFO method.

Inventories are comprised of the following:

	March 31,	December 31,
	2014	2013
Component parts	$12,025	$12,203
Work-in-process and finished goods	13,791	13,450

Total	$25,816	$25,653

Note 4 – Discontinued Operations

During 2011, our wholly-owned Dutch subsidiary, DigiNotar B.V., was declared bankrupt. The court-appointed trustee is responsible for the business activities, administration and liquidation of DigiNotar B.V. Accordingly, related assets, liabilities and activities are reflected in discontinued operations.

The income (loss) from discontinued operations, net of tax, for the three months ended March 31, 2014 and 2013 was (16) and $374, respectively. As of March 31, 2013, estimated amounts to settle certain discrete claims and balances due to and due from DigiNotar were reassessed resulting in a gain, net of tax, of $485.

At March 31, 2014 and December 31, 2013, assets of discontinued operations and liabilities of discontinued operations consist of the following:

	March 31,	December 31,
	2014	2013
Contingent consideration due from escrow	$1,916	$1,927
Income taxes receivable (payable)	(18)	(17)

Assets of discontinued operations	$1,898	$1,910

Accrued professional fees	7	30

Liabilities of discontinued operations	$7	$30

Note 5 – Goodwill

Goodwill activity for the three months ended March 31, 2014 consisted of the following:

Net balance at December 31, 2013	$23,532
Additions	0
Net foreign currency translation	76

Net balance at March 31, 2014	$23,608

March 31, 2014 balance at cost	$24,651
Accumulated amortization	(1,043)

Net balance at March 31, 2014	$23,608

Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuations.

Note 6 – Intangible Assets

Intangible asset activity for the three months ended March 31, 2014 is detailed in the following table.

	Capitalized	Patents &		Total Intangible
	Technology	Trademarks	Other	Assets
Net balance at December 31, 2013	$13,776	$1,961	$996	$16,733
Additions	0	52	0	52
Net foreign currency translation	2	0	8	10
Amortization expense	(998)	(49)	(73)	(1,120)

Net balance at March 31, 2014	$12,780	$1,964	$931	$15,675

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations.

Note 7 – Income Taxes

Our effective tax rate for 2014 is expected to be 19%. This is lower than the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates. The expected tax rate for 2013 was 17% in the first quarter. The tax rate in the first quarter of 2013 also benefited from income in foreign jurisdictions taxed at lower rates.

At December 31, 2013, we had foreign tax credit carryforwards of $5,058 available for offset against future U.S. taxes on foreign earnings. Foreign tax credits of $944 expire in 2015 and the remaining $4,114 expire in 2023.

At December 31, 2013, we had foreign loss carryforwards of $5,093 and other foreign deductible carryforwards of $3,898. The foreign loss carryforwards have no expiration and the other deductible carryforwards expire from 2016 to 2020.

At December 31, 2013, we had a valuation allowance of $2,399 for certain foreign deferred tax assets.

Note 8 – Warranties

We maintain a reserve for potential warranty claims related to products sold and recognized in revenue. We regularly reassess the adequacy of our estimates and adjust the amounts as necessary. Our warranty reserve is included in other accrued expenses.

The activity in our warranty liability was as follows:

	Three months ended March 31,
	2014	2013
Balance, beginning of period	$116	$45
Provision for claims	51	31
Product or cash issued to settle claims	(76)	(30)

Balance, end of period	$91	$46

At March 31, 2014, deferred revenue from extended warranties was $97.

Note 9 – Long-Term Compensation Plan and Stock Based Compensation

Under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan (“2009 Equity Incentive Plan”), we awarded 252 shares of restricted stock in the first quarter of 2014 consisting of 203 unissued shares subject to future performance criteria and 49 issued shares. The market value of the 49 issued restricted shares of $380 at the date of grant is being amortized over the vesting period of one year. The market value of the 203 unissued shares subject to performance criteria of $1,571 at the date of grant is being amortized over the respective vesting periods of three to four years.

The following table details long-term compensation plan and stock-based compensation expense for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,

	2014	2013
Restricted stock	$598	$754
Long-term compensation plan	44	0

Total	$642	$754

Note 10 – Common Stock and Earnings per Share

In connection with the 2009 Equity Incentive Plan, during the three months ended March 31, 2014, we issued 49 shares of restricted common stock for awards granted in the first quarter of 2014.

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three months ended March 31, 2014 and 2013 follow:

	Three months ended March 31,
	2014	2013
Net income—continuing operations	$3,526	$2,412
Net income (loss)—discontinued operations	(16)	374

Net income	$3,510	$2,786

Weighted average common shares outstanding
Basic	39,272	38,687
Incremental shares with dilutive effect:
Stock options	—	199
Restricted stock awards	117	178

Diluted	39,389	39,064

Basic income (loss) per share
Continuing operations	$0.09	$0.06
Discontinued operations	(0.00)	0.01

Total net income per share	$0.09	$0.07

Diluted income (loss) per share
Continuing operations	$0.09	$0.06
Discontinued operations	(0.00)	0.01

Total net income per share	$0.09	$0.07

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except headcount, ratios, time periods and percents)

Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “VASCO,” “company”, “we”, “our”, and “us” refer to VASCO Data Security International, Inc. and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended concerning, among other things, our expectations regarding the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and services and the anticipated future growth in certain markets in which we currently market and sell our products and services or anticipate selling and marketing our products or services in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect”, “believe”, “will”, “anticipate”, “emerging”, “intend”, “plan”, “could”, “may”, “estimate”, “should”, “objective”, “goal”, “possible”, “potential”, “project” and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors have been described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2013 and include, but are not limited to, (a) risks of general market conditions, including currency fluctuations and the uncertainties resulting from turmoil in world economic and financial markets, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasingly sophisticated hacking attempts, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, and changing government regulations, and (c) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements. Except for our ongoing obligations to disclose material information as required by the U.S. federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

General

The following discussion is based upon our consolidated results of operations for the quarters ended March 31, 2014 and 2013 (percentages in the discussion, except for returns on average net cash balances, are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

While there were minimal revenues generated from the services platform to date, we expect that DPS/MDP will start making a small contribution in 2014. We believe that DPS/MDP has the potential for significant future growth as it will make two-factor authentication more affordable and readily available to users and application markets.

Comparison of Results for the Three Months Ended March 31, 2014 and 2013

Industry Growth: We do not believe that there are any accurate measurements of the total industry’s size or the industry’s growth rate. We believe, however, that the use of strong authentication products will grow at a significant rate as the use of the internet increases and the awareness of the risks of using the internet become more prevalent among application owners. We also believe that a market will develop for our cloud-based service offering and grow at a significant rate as business owners and consumers become more aware of the risks involved in conducting business over the internet. We expect that growth will be driven by new government regulations, growing awareness of the impact of identity theft, and the growth in commerce that is transacted electronically. The issues driving the growth are global issues and the rate of adoption in each country is a function of that country’s culture, the competitive position of businesses operating in that country, the country’s overall economic conditions and the degree to which businesses and consumers within the country use technology.

Economic Conditions: Our revenue may vary significantly with changes in the economic conditions in the countries in which we currently sell products. With our current concentration of revenue in Europe and specifically in the banking/finance vertical market, significant changes in the economic outlook for the European Banking market may have a significant effect on our revenue.

There continues to be significant global economic uncertainty, including Europe, our most important market. It appears that the economic conditions in the European region have stabilized and are improving. As a result of the improving conditions, we believe that customers from Europe will become an increasing percentage of our total business in 2014. Should the economic conditions decline significantly in Europe, it could have a major negative impact on the global economy, not just the economies of Western Europe, and our business.

In the first quarter of 2014, revenue from our Europe, Middle East and Africa (“EMEA”) region, which accounted for 69% of our consolidated revenues for the first quarter of 2014, increased 22% when compared to the first quarter of 2013. We believe that the increase in revenues in the first quarter of 2014 compared to the first quarter of 2013 was due in part to a change in the economic environment, but primarily reflected the timing of when orders are received and goods are shipped.

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

3.	Products and services, such as DPS/MDP, that are focused on providing authentication services through our servers (or in the cloud from our customers’ perspective).

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

Income Taxes: Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). All our IP is owned by two subsidiaries, one in the U.S. and one in Switzerland. These two subsidiaries have entered into agreements with most of the other VASCO entities under which those other entities provide services to our U.S. and Swiss subsidiaries on either a percentage of revenue or on a cost plus basis or both. Under this structure, the earnings of our service provider subsidiaries are relatively constant. These service provider companies tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings tend to flow to the U.S. company and the Swiss company. Earnings flowing to the U.S. company are expected to be taxed at a rate of 35% to 40%, while earnings flowing to the Swiss company are expected to be taxed at a rate ranging from 8% to 12%.

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

The geographic mix of earnings of our foreign subsidiaries will primarily depend on the level of our service provider subsidiaries’ pretax income, which is recorded as an expense by the U.S. and Swiss subsidiaries and the benefit that is realized in the U.S. and Switzerland through the sales of product. The level of pretax income in our service provider subsidiaries is expected to vary based on:

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

Currency Fluctuations: In both the first quarter of 2014 and 2013, approximately 94% and 91%, respectively of our revenue was generated outside the United States. In addition, in the first quarter of 2014 and 2013, approximately 82% and 80%, respectively, of our operating expenses were generated/incurred outside of the United States. As a result, changes in currency exchange rates, especially from the Euro to U.S. Dollar, can have a significant impact on revenue and expenses.

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

The U.S. Dollar, on average, weakened approximately 3% against the Euro for the quarter ended March 31, 2014, as compared to the same period in 2013. We estimate that the change in currency rates in 2014 compared to 2013 resulted in an increase in revenue of approximately $253 for the quarter ended March 31, 2014, compared to the same period in 2013 and an increase in operating expenses of approximately $310 for the quarter ended March 31, 2014, compared to the same period in 2013.

The financial position and the results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland and Singapore, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates generated other comprehensive income of $78 in the first quarter of 2014 and other comprehensive loss of $2,259 in the first quarter of 2013. These amounts are included as a separate component of stockholders’ equity. The functional currency for both our subsidiaries in Switzerland and Singapore is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other non-operating income (expense). Foreign exchange transaction gains aggregating $159 in the first quarter of 2014 compare to losses of $92 in the first quarter of 2013.

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

	EMEA	United States	Asia Pacific	Other Countries	Total
Three months ended March 31:
Total Revenue:
2014	$26,757	$2,275	$6,522	$3,269	$38,823
2013	$22,017	$3,026	$4,687	$5,635	$35,365
Percent of Total:
2014	69%	6%	17%	8%	100%
2013	62%	9%	13%	16%	100%

Total revenue in the first quarter of 2014 increased $3,458 or 10% from first quarter of 2013. The increase in total revenue reflected a 6% and 27% increase in revenue from the Banking market and the Enterprise and Application Security market, respectively. Please see the discussion below under “Revenue by Target Market” for additional information regarding the changes in revenue from the Banking and the Enterprise and Application Security markets.

Revenue generated in EMEA for the first quarter of 2014 was $4,740 or 22% higher in the first quarter of 2014 than in the first quarter of 2013. The increase reflected an increase of approximately 21% in revenue from the Banking market and a 23% increase in revenue from the Enterprise and Application Security market.

Revenue generated in the United States for the first quarter of 2014 was $751 or 25% lower in the first quarter of 2014 than in the first quarter of 2013. The decrease reflected a decrease of approximately 64% in revenue from the Banking market, partially offset by an increase of 85% in revenue from the Enterprise and Application Security market. We believe that the changes in revenue from both markets in the U.S. reflect the transactional nature of our business rather than any change in economic or competitive position in the market.

Revenue generated in Asia Pacific for the first quarter of 2014 was $1,835 or 39% higher in the first quarter of 2014 than in the first quarter of 2013. The increase reflected an increase of approximately 44% in revenue from the Banking market, partially offset by a decrease of 14% in revenue from the Enterprise and Application Security market. We believe the region offers opportunities for future growth as our sales offices in Japan and Beijing mature and the two-factor authentication market expands.

Revenue generated in Other Countries for the first quarter of 2014 was $2,366 or 42% lower in the first quarter of 2014 than in the first quarter of 2013. The decrease reflected a decrease of approximately 43% in revenue from the Banking market, with only a nominal change in revenue from the Enterprise and Application Security market. We expect that revenue from other countries will be more volatile than our other regions given the earlier stage of development of the authentication market in those countries. VASCO, however, plans to continue to invest in new markets based on our estimates of the market’s demand for strong user authentication.

Revenue by Target Market: Revenue is generated currently from two primary markets, (1) Banking and (2) Enterprise and Application Security, through the use of both direct and indirect sales channels. The Enterprise and Application Security market includes products used by employees of corporations to secure their internal networks (the enterprise security market) and business-to-business, business-to-consumer, e-commerce, e-government, e-gaming and other vertical applications (the application security market) that are not related to banking or finance. In addition, revenues from services-related activities, such as maintenance and support are included in the Enterprise and Application Security markets. Management currently views the Enterprise and Application Security market as one market because the same products are sold using the same methods to both groups (i.e., a direct model and channel distribution model). Sales to the Enterprise and Application Security market are generally for smaller quantities and higher prices than sales made to the Banking market. The breakdown of revenue between the two primary markets is as follows:

	Banking	Enterprise & Application Security	Total
Three months ended March 31:
Total Revenue:
2014	$31,311	$7,512	$38,823
2013	$29,440	$5,925	$35,365
Percent of Total:
2014	81%	19%	100%
2013	83%	17%	100%

Revenue in the first quarter of 2014 from the Banking market increased $1,871, or 6%, compared to the first quarter of 2013 and revenue from the Enterprise and Application Security market increased $1,587, or 27%, in the same period.

The increase in both the Banking and Enterprise and Application Security markets reflects an increase in revenue from both hardware and non-hardware products sold. Revenues from non-hardware products were approximately 30% of total revenue in the first quarter of 2014 and compared to 29% of revenue in the first quarter of 2013. Increase in Enterprise and Application Security Markets also reflects an increase in maintenance revenues.

The respective changes in revenue in both markets reflects the transactional nature of our business where the absolute amount of revenue reported in any given period is a reflection of transactions closed in that period. Because of the volatility in our business, we believe that the overall strength of our business is best evaluated over a longer term where the impact of transactions being recorded in any given period are not as significant as they appear to be in a quarter-over-quarter comparison.

Also, given the sustainable, repeatable nature of our revenue model, we believe that the growth over a longer period of time reflects the growth in our customer base, which we expect will lead to continued increases in revenues in future years, albeit with uneven growth reported annually.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue from continuing operations for the three months ended March 31, 2014 and 2013:

	Three months ended
	March 31,
	2014	2013
Revenue	100.0%	100.0%
Cost of goods sold	33.6%	34.7%

Gross profit	66.4%	65.3%
Operating costs:
Sales and marketing	26.7%	27.2%
Research and development	13.2%	13.7%
General and administrative	13.6%	15.4%
Amortization of purchased intangible assets	2.9%	1.3%

Total operating costs	56.4%	57.6%

Operating income	10.0%	7.7%
Interest income	0.1%	0.1%
Other income (expense)	1.1%	0.4%

Income before income taxes	11.2%	8.2%
Provision for income taxes	2.1%	1.4%

Net income from continuing operations	9.1%	6.8%

Gross Profit

Consolidated gross profit for the quarter ended March 31, 2014 was $25,796, an increase of $2,709, or 12%, from the quarter ended March 31, 2013. Gross profit as a percentage of revenue (“gross margin”) was 66% for the quarter ended March 31, 2014, as compared to 65% for the quarter ended March 31, 2013. The increase in gross margin for the first quarter of 2014 compared to 2013 is primarily related to:

•	An increase in the percentage of our revenue that came from the Enterprise and Applications Security market, and

•	An increase in non-hardware revenues as a percentage of total revenue,

Partially offset by

•	a decline in the gross margin of deals done in the banking market, in part due to an increase in card readers as a percentage of total revenue.

The increase in the percentage of our revenue that came from the Enterprise and Application Security market reflected the fact that revenue from that segment increased 27% while revenue from the Banking market increased 6% in the first quarter of 2014 compared to the first quarter of 2013. Revenue from our Enterprise and Application Security market, which generally has margins that are 20 to 30 percentage points higher than the Banking market, was 19% of our total revenue in the first quarter of 2014 compared to 17% of total revenue in the first quarter of 2013.

Similarly, revenue from our non-hardware products generally has margins that are 20 to 30 percentage points higher than our hardware products. Revenues from our non-hardware products increased to 30% of revenue in the first quarter of 2014 from 29% of revenue in the first quarter of 2013.

The gross margins related to the banking market in any specific period will vary based on a number of factors including, but not limited to, the products sold, the quantity sold, the geographic location of the sales and competition based on product or geography. Generally, we experience significant competition when the sale involves card readers. Card readers generally have a gross profit margin that is approximately 25 to 35 percentage points lower than other hardware-related margins due to competitive pricing pressures. There are a number of competitors in the EMV (Europay, Mastercard and VISA) market that produce card reader products with fewer features at a lower cost than our products. Card readers represented 21% of our total revenue in the first quarter of 2014 as compared to 16% of our total revenue in the first quarter of 2013.

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

On a consolidated basis, our operating expenses for the three months ended March 31, 2014 were $21,905, an increase of $1,533, or 8%, from the quarter ended March 31, 2013.

The most significant factor affecting the comparison of operating expenses in the first quarter of 2014 compared to the first quarter of 2013 was the acquisition of Cronto Limited in May of 2013. The incremental operating expenses and amortization costs included in the first quarter of 2014 associated with Cronto was $1,026.

The most significant recurring factor driving our operating expenses is our headcount. Direct compensation and benefit plan expenses generally represent between 55% and 65% of our operating expenses. In addition, a number of other expense categories are directly related to headcount. We attempt to manage our headcount within the context of the economic environments in which we operate and the investments that we believe we need to make to help ensure that our infrastructure is able to support future growth and ensure that our products are competitive. Our average headcount in the first quarter of 2014 was 393 persons, an increase of 14 persons, or 4%, over the average headcount in the first quarter of 2013.

In addition to headcount and Cronto-related expenses, the comparison of operating expenses can be impacted significantly by costs related to our stock-based and long-term incentive plans. For the first quarter of 2014, operating expenses included $642 of expense related to stock-based and long-term incentive plans compared to expense of $754 in 2013.

Finally, historically operating expenses have been impacted by changes in foreign exchange rates. We estimate that the strengthening of the Euro and other currencies against the U.S. dollar increased our operating expenses by $310 in the first quarter of 2014 versus the first quarter of 2013.

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended March 31, 2014 were $10,371, an increase of $740, or 8%, from the first quarter of 2013. The increase in sales and marketing expenses was primarily related to the increase in average headcount.

The average full-time sales, marketing, support and operations employee headcount for the three months ended March 31, 2014 was 192 compared to 178 for the three months ended March 31, 2013, an increase of 8%.

Research and Development Expenses

Consolidated research and development expenses for the quarter ended March 31, 2014, were $5,141, an increase of $294, or 6%, from the first quarter of 2013. The increase in research and development expenses was primarily due to the acquisition of Cronto.

The average full-time research and development employee headcount for both the three months ended March 31, 2014 and 2013 was 142.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended March 31, 2014, were $5,273, a decrease of $180, or 3%, from the first quarter of 2013. The decrease in general and administrative expenses was primarily related to a decrease in services purchased from third parties such as consultants.

The average full-time general and administrative employee headcount for the three months ended March 31, 2014 was 60 compared to 59 for the three months ended March 31, 2013, an increase of 1%.

Amortization of Intangible Assets

Amortization of intangible assets for the first quarter of 2014 increased $679, or 154%, over the comparable period in 2013. The increase in amortization expense is primarily related to the acquisition of Cronto in May of 2013.

Interest Income

Consolidated net interest income was $24 in the first quarter of 2014 as compared to $42 in the first quarter of 2013. The decrease in interest income reflects both lower average cash balances and lower average interest rate earned. Our average cash balance in the first quarter of 2014 of $103,266 was $5,429, or 5%, lower than in the first quarter of 2013. Our average annual rate earned on our cash decreased from 0.15% in the first quarter of 2013 to 0.09% for the first quarter of 2014.

Other Income (Expense), Net

Other income (expense), net primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our research and development in those countries and other miscellaneous non-operational expenses. Other income for the first quarter of 2014 was $438 and compares to $149 for the first quarter of 2013. The increase in other income primarily reflects the impact of transaction gains of $159 in the first quarter of 2014 compared to transaction losses of $92 in the first quarter of 2013.

Income Taxes

Income tax expense for the first quarter of 2014 was $827, an increase of $333 from the first quarter of 2013. The increase in tax expense is attributable to an increase in our pretax income and an increase in our estimated full-year tax rate for 2014 compared to 2013. The effective tax rate for the first quarter of 2014 was 19%, an increase of two percentage points from 17% in the first quarter of 2013. The increase in the tax rate was primarily related to changes in our estimated distribution of earnings and changes in our estimates of the tax rate applicable to certain components of our deferred tax balances.

At December 31, 2013, we had foreign tax credit carryforwards of $5,058 for future U.S. tax returns. Foreign tax credits of $944 expire in 2015 and the remaining $4,114 expire in 2023. We have not provided a valuation reserve for the foreign tax credits as we believe it is more likely than not that they will be realized. In the first quarter of 2014, one of our foreign subsidiaries paid a dividend of AUD 5,000 (equivalent to $4,377).

At December 31, 2013, we had foreign NOL carryforwards of $5,093 and other foreign deductible carryforwards of $3,898. The foreign NOL carryforwards have no expiration dates and the other deductible carryforwards expire from 2016 to 2020. At December 31, 2013, we had a valuation allowance of $2,399 for certain foreign deferred tax assets.

Income (Loss) from Discontinued Operations

We reported a loss from discontinued operations of $16 in the first quarter of 2014 compared to income from discontinued operations of $374 in the first quarter of 2013. Losses in the first quarter of 2014 primarily reflect the ongoing legal and other third party costs associated with the bankruptcy of DigiNotar in 2011. The income reported in the first quarter of 2013 reflected a change in the estimated cost to settle certain liabilities accrued in previous periods.

Liquidity and Capital Resources

Our net cash balance was $109,492 at March 31, 2014, an increase of $10,885, or 11%, from $98,607 at December 31, 2013. Also, at March 31, 2014, we had working capital of $127,739, an increase of $3,200, or 3%, from $124,539 reported at December 31, 2013. The increase in cash is primarily the result of a reduction in our receivable balances and the cash generated from operations. The increase in working capital from December 31, 2013 primarily reflects the benefit from the quarter’s cash flow from operations.

As of March 31, 2014, we held $53,278 of cash in banks outside of the United States. Of that amount, $52,583 is not subject to repatriation restrictions, but may be subject to taxes upon repatriation. We have provided $514 of U.S. tax on foreign earnings of $42,584 available for repatriation. We have not provided U.S. tax on unremitted foreign earnings of approximately $54,313 that we consider to be permanently invested.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2014. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. On September 19, 2011, one of our wholly-owned subsidiaries, DigiNotar B.V., a company organized and existing in The Netherlands, filed a bankruptcy petition under Article 4 of the Dutch Bankruptcy Act in the Haarlem District Court, The Netherlands. On September 20, 2011, the court declared DigiNotar B.V. bankrupt and appointed a bankruptcy trustee and a bankruptcy judge to manage all affairs of DigiNotar B.V. through the bankruptcy process. The trustee took over management of DigiNotar B.V.’s business activities and is responsible for the administration and liquidation of DigiNotar B.V. In connection with the bankruptcy of DigiNotar B.V., subsequent to September 20, 2011, a number of claims and counter claims have been filed in The Netherlands related to discontinued assets and discontinued liabilities and other available remedies. The court is scheduled to rule on VASCO’s claims and claims of DigiNotar B.V. and other parties on May 7, 2014, but may not rule at such time. VASCO cannot determine the outcome of such ruling at the time of this report.

Item 6. Exhibits.

Exhibit 31.1	– Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2014.

Exhibit 31.2	– Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2014.

Exhibit 32.1	– Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2014.

Exhibit 32.2	– Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2014.

Exhibit 101.INS	– XBRL Instance Document

Exhibit 101.SCH	– XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	– XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	– XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	– XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	– XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2014.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown
Clifford K. Bown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1	– Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2014.

Exhibit 31.2	– Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2014.

Exhibit 32.1	– Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2014.

Exhibit 32.2	– Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2014.

Exhibit 101.INS	– XBRL Instance Document*

Exhibit 101.SCH	– XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	– XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.LAB	– XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	– XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit 101.DEF	– XBRL Taxonomy Extension Definition Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.