Form 10-Q
period 2014-06-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2014-08-05
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

There were 39,666,802 shares of Common Stock, $.001 par value per share, outstanding at July 31, 2014.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended June 30, 2014

This report may contain trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, DIGIPASS, Digipass as a Service (DPS), MYDIGIPASS.COM, VACMAN, aXsGUARD, Cronto and IDENTIKEY.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets
Cash and equivalents	$93,342	$98,607
Short term investments	29,972	0
Accounts receivable, net of allowance for doubtful accounts of $558 in 2014 and $650 in 2013	22,074	28,528
Inventories	25,692	25,653
Prepaid expenses	2,576	2,719
Foreign sales tax receivable	418	543
Deferred income taxes	1,145	1,634
Other current assets	1,652	2,051
Assets of discontinued operations	1,896	1,910

Total current assets	178,767	161,645
Property and equipment:
Furniture and fixtures	5,394	5,221
Office equipment	11,152	10,407

	16,546	15,628
Accumulated depreciation	(13,354)	(12,483)

Property and equipment, net	3,192	3,145
Goodwill, net of accumulated amortization	24,428	23,532
Intangible assets, net of accumulated amortization	15,293	16,733
Other assets, net of accumulated amortization	8,512	6,822

Total assets	$230,192	$211,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,360	$6,378
Deferred revenue	17,048	15,703
Accrued wages and payroll taxes	8,274	7,067
Income taxes payable	2,498	4,087
Other accrued expenses	5,384	3,841
Liabilities of discontinued operations	1	30

Total current liabilities	43,565	37,106
Deferred compensation	175	115
Deferred revenue	60	57
Deferred income taxes	295	321

Total liabilities	44,095	37,599

Stockholders’ equity
Common stock: $.001 par value per share, 75,000 shares authorized; 39,667 and 39,619 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	40	40
Preferred stock: 500 shares authorized, none issued and outstanding at June 30, 2014 or December 31, 2013	0	0
Additional paid-in capital	81,131	79,871
Accumulated income	102,797	92,401
Accumulated other comprehensive income	2,129	1,966

Total stockholders’ equity	186,097	174,278

Total liabilities and stockholders’ equity	$230,192	$211,877

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$47,654	$37,260	$86,477	$72,626
Cost of goods sold	16,633	13,378	29,660	25,656

Gross profit	31,021	23,882	56,817	46,970
Operating costs:
Sales and marketing	11,310	10,470	21,681	20,101
Research and development	5,202	5,345	10,343	10,192
General and administrative	5,734	5,492	11,007	10,944
Amortization of purchased intangible assets	1,129	651	2,249	1,093

Total operating costs	23,375	21,958	45,280	42,330

Operating income	7,646	1,924	11,537	4,640
Interest income, net	10	40	34	82
Other income, net	249	265	687	413

Income from continuing operations before income taxes	7,905	2,229	12,258	5,135
Provision for income taxes	1,012	379	1,839	873

Net income from continuing operations	6,893	1,850	10,419	4,262
Income (loss) from discontinued operations	(7)	(41)	(22)	333

Net income	$6,886	$1,809	$10,397	$4,595

Net income per share:
Basic income (loss) per share
Continuing	$0.18	$0.05	$0.26	$0.11
Discontinued	(0.00)	(0.00)	(0.00)	0.01

Total	$0.18	$0.05	$0.26	$0.12

Diluted income (loss) per share
Continuing	$0.17	$0.05	$0.26	$0.11
Discontinued	(0.00)	(0.00)	(0.00)	0.01

Total	$0.17	$0.05	$0.26	$0.12

Weighted average common shares outstanding:
Basic	39,358	38,908	39,315	38,798

Diluted	39,471	39,226	39,430	39,145

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$6,886	$1,809	$10,397	$4,595
Other comprehensive income—
Cumulative translation adjustment	85	(8)	163	(2,267)

Comprehensive income	$6,971	$1,801	$10,560	$2,328

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income from continuing operations	$10,419	$4,262
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	3,168	1,951
Deferred tax benefit	(973)	(1,429)
Stock-based compensation	1,211	1,327
Changes in assets and liabilities:
Accounts receivable, net	6,368	1,340
Inventories	(40)	(6,339)
Foreign sales tax receivable	134	(301)
Other current assets	581	(55)
Accounts payable	3,992	(1,429)
Income taxes payable	(1,598)	987
Accrued expenses	2,466	1,630
Current deferred compensation	60	(2,393)
Deferred revenue	1,277	2,068

Net cash provided by operating activities of continuing operations	27,065	1,619

Cash flows from investing activities of continuing operations:
Purchase of short term investments	(29,972)	0
Purchase of Cronto	0	(19,495)
Additions to property and equipment	(964)	(273)
Additions to intangible assets	(88)	(88)
Other assets	(1,326)	321

Net cash used in investing activities of continuing operations	(32,350)	(19,535)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options	51	19
Tax payments for restricted stock issuances	(123)	(736)
Stock option tax benefits	121	0

Net cash provided by (used in) financing activities of continuing operations	49	(717)
Cash flows used in discontinued operations:
Net cash provided by (used in) operating activities of discontinued operations	(54)	(473)

Net cash provided by (used in) discontinued operations	(54)	(473)
Effect of exchange rate changes on cash	25	(1,713)
Net increase in cash	(5,265)	(20,820)
Cash and equivalents, beginning of year	98,607	106,469

Cash and equivalents, end of period	$93,342	$85,649

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

For the three and six month periods ended June 30, 2014, foreign currency transactions resulted in a loss of $61 and a gain of $99, respectively, compared to losses of $0 and $91 for the same periods in 2013.

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 985-605, Software – Revenue Recognition, ASC 605-25, Revenue Recognition – Multiple Element Arrangements, and Staff Accounting Bulletin 104.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in applying such process, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

ASU 2014-09 is effective for annual periods beginning after December 15, 2016, and interim periods within such annual periods, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are high-quality short term money market instruments, with original maturities of three months or less. Cash and cash equivalents are held by a number of U.S. and non-U.S. commercial banks and money market investment funds.

Short Term Investments

Short term investments are stated at cost plus accrued interest, which approximates fair value. Short term investments consist of high quality commercial paper with original maturities of more than three and less than twelve months.

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

Software Development Costs

We capitalize software development costs in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. No software development costs were capitalized during the three or six months ended June 30, 2014.

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

Fair Value of Financial Instruments

At June 30, 2014 and December 31, 2013, our financial instruments were cash equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined using level one inputs as defined in ASC 820, Fair Value Measurements and Disclosures. The fair values of the financial instruments were not materially different from their carrying amounts at June 30, 2014 and December 31, 2013.

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

	June 30,	December 31,
	2014	2013
Accounts receivable	$22,632	$29,178
Allowance for doubtful accounts	(558)	(650)

Accounts receivable, net	$22,074	$28,528

Note 3 – Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the FIFO method.

Inventories are comprised of the following:

	June 30,	December 31,
	2014	2013
Component parts	$14,804	$12,203
Work-in-process and finished goods	10,888	13,450

Total	$25,692	$25,653

Note 4 – Discontinued Operations

During 2011, our wholly-owned Dutch subsidiary, DigiNotar B.V., was declared bankrupt. The court-appointed trustee is responsible for the business activities, administration and liquidation of DigiNotar B.V. Accordingly, related assets, liabilities and activities are reflected in discontinued operations.

The income (loss) from discontinued operations, net of tax, for the three and six months ended June 30, 2014 was ($7) and ($22), respectively, compared to ($41) and $333 for the same periods in 2013.

At June 30, 2014 and December 31, 2013, assets of discontinued operations and liabilities of discontinued operations consist of the following:

	June 30,	December 31,
	2014	2013
Contingent consideration due from escrow	$1,911	$1,927
Income taxes receivable (payable)	(15)	(17)

Assets of discontinued operations	$1,896	$1,910

Accrued professional fees	$1	$30

Liabilities of discontinued operations	$1	$30

Note 5 – Goodwill

Goodwill activity for the six months ended June 30, 2014 consisted of the following:

Net balance at December 31, 2013	$23,532
Additions	673
Net foreign currency translation	223

Net balance at June 30, 2014	$24,428

June 30, 2014 balance at cost	$25,464
Accumulated amortization	(1,036)

Net balance at June 30, 2014	$24,428

Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuations.

Note 6 – Intangible Assets

Intangible asset activity for the six months ended June 30, 2014 is detailed in the following table.

	Capitalized	Patents &		Total Intangible
	Technology	Trademarks	Other	Assets
Net balance at December 31, 2013	$13,776	$1,961	$996	$16,733
Additions	673	92	0	765
Net foreign currency translation	15	(1)	30	44
Amortization expense	(2,008)	(98)	(143)	(2,249)

Net balance at June 30, 2014	$12,456	$1,954	$883	$15,293

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations.

Note 7 – Income Taxes

Our effective tax rate for the six months ended June 30, 2014 is equal to our expected 2014 annual tax rate of 15%. This is lower than the U.S. statutory rate of 35%, primarily due to income in foreign jurisdictions taxed at lower rates. In the first quarter of 2014, our expected annual tax rate was estimated to be 19%.

Our effective tax rate for the quarter ended June 30, 2014 was 13%. The effective rate for the second quarter of 2014 is lower than the expected annual rate of 15% because it includes an adjustment for the first quarter of 2014 to account for the reduction in the expected annual rate from 19% to 15%.

Our effective tax rate for the three and six months ended June 30, 2013 was equal to our expected 2013 annual tax rate of 17%. The expected annual rate was lower than the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates.

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

The activity in our warranty liability was as follows:

	Three months		Six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$91	$46	$116	$45
Provision for claims	17	35	68	66
Product or cash issued to settle claims	(49)	(47)	(125)	(77)

Balance, end of period	$59	$34	$59	$34

At June 30, 2014, deferred revenue from extended warranties was $95.

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

The following table details long-term compensation plan and stock-based compensation expense for the three and six months ended June 30, 2014 and 2013:

	Three months		Six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013
Restricted stock	$612	$573	$1,211	$1,327
Long-term compensation plan	176	31	219	31

Total Non-Cash Compensation	$788	$604	$1,430	$1,358

Note 10 – Common Stock and Earnings per Share

In connection with the 2009 Equity Incentive Plan, during the three months ended March 31, 2014, we issued 49 shares of restricted common stock for awards granted in the first quarter of 2014.

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three and six months ended June 30, 2014 and 2013 follow:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income from continuing operations	$6,893	$1,850	$10,419	$4,262
Income (loss) from discontinued operations	(7)	(41)	(22)	333

Net income	$6,886	$1,809	$10,397	$4,595

Net income per share:
Basic income (loss) per share
Continuing	$0.18	$0.05	$0.26	$0.11
Discontinued	(0.00)	(0.00)	(0.00)	0.01

Total	$0.18	$0.05	$0.26	$0.12

Diluted income (loss) per share
Continuing	$0.17	$0.05	$0.26	$0.11
Discontinued	(0.00)	(0.00)	(0.00)	0.01

Total	$0.17	$0.05	$0.26	$0.12

Weighted average common shares outstanding:
Basic	39,358	38,908	39,315	38,798

Diluted	39,471	39,226	39,430	39,145

See accompanying notes to condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except headcount, ratios, time periods and percentages)

Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “VASCO,” “company,” “we,” “our,” and “us” refer to VASCO Data Security International, Inc. and its subsidiaries.

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

General

The following discussion is based upon our consolidated results of operations for the quarters and six months ended June 30, 2014 and 2013 (percentages in the discussion, except for returns on average net cash balances, are rounded to the closest full percentage point) and should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Comparison of Results for the Three and Six Months Ended June 30, 2014 and 2013

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

In the second quarter of 2014, revenue from our Europe, Middle East and Africa (“EMEA”) region, which accounted for 57% of our total revenue, increased 10% when compared to the second quarter of 2013. For the first six months of 2014, revenue from our EMEA region, which accounted for 62% of our total revenue, increased 16% when compared to the first six months of 2013. We believe that the increase in revenues in the second quarter and first six months of 2014 compared to the comparable periods of 2013 was due in part to an improvement in the economic environment.

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

In the case of our new products and services, which involve the active daily processing of the secret numbers on our servers or servers managed by others in a hosted environment, we believe a cyber-incident could have a material impact on our future business. We also believe that these products may be more susceptible to cyber-attacks than our traditional products since it involves the active processing of transactions using the secret numbers. While we do not have a significant amount of revenue from these products today, we believe that these products have the potential to provide substantial future growth. A cyber incident involving these products in the future could substantially impair our ability to grow the business and we could suffer significant monetary and other losses and significant reputational harm.

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

With the majority of our revenues being generated outside of the U.S., our consolidated effective tax rate is strongly influenced by the effective tax rate of our foreign operations. Changes in the effective rate related to foreign operations reflect changes in the geographic mix of where the earnings are realized and the tax rates in each of the countries in which it is earned. The statutory tax rates for the primary foreign tax jurisdictions range from 8% to 35%.

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

Currency Fluctuations: In both the second quarter and first six months of 2014, approximately 95% of our revenue was generated outside the United States. In addition, in both the second quarter and first six months of 2014, approximately 82% of our operating expenses were generated/incurred outside of the United States. As a result, changes in currency exchange rates, especially from the Euro to U.S. Dollar, can have a significant impact on revenue and expenses.

In general, to minimize the net impact of currency fluctuations on operating income, we attempt to denominate an amount of billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency. We expect that changes in currency rates may also impact our future results if we are unable to match amounts of revenue with our operating expenses in the same currency. If the amount of our revenue in Europe denominated in Euros continues as it is now or declines, we do not expect that we will be able to balance fully the exposures of currency exchange rates on revenue and operating expenses.

The U.S. Dollar, on average, weakened against the Euro approximately 6% for the quarter and 4% for the six months ended June 30, 2014, as compared to the same periods in 2013. We estimate that the change in currency rates in 2014 compared to 2013 resulted in an increase in revenue of approximately $861 and $1,114 for the quarter and six months ended June 30, 2014, respectively, compared to the same periods in 2013 and an increase in operating expenses of approximately $830 and $1,140 for the quarter and six months ended June 30, 2014, respectively, compared to the same periods in 2013.

The financial position and the results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland and Singapore, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates generated other comprehensive income of $85 and $163 in the second quarter and first six months of 2014, respectively, and other comprehensive loss of $8, and $2,267 in the in the second quarter and first six months of 2013, respectively. These amounts are included as a separate component of stockholders’ equity. The functional currency for both our subsidiaries in Switzerland and Singapore is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other non-operating income (expense). Foreign exchange transaction losses aggregating $61 in the second quarter of 2014 compare to no gains or losses in the second quarter of 2013. Foreign exchange transaction gains aggregating $99 in the first six months of 2014 compare to transaction losses of $91 in the first six months of 2013.

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

	EMEA	United States	Asia Pacific	Other Countries	Total
Three months ended June 30:
Revenue:
2014	$27,017	$2,360	$12,893	$5,384	$47,654
2013	24,460	2,904	6,670	3,226	37,260
Percent of Total:
2014	57%	5%	27%	11%	100%
2013	65%	8%	18%	9%	100%
Six months ended June 30:
Revenue:
2014	$53,774	$4,635	$19,415	$8,653	$86,477
2013	46,478	5,930	11,356	8,862	72,626
Percent of Total:
2014	62%	5%	23%	10%	100%
2013	64%	8%	16%	12%	100%

Total revenue in the second quarter of 2014 increased $10,394, or 28%, from the second quarter of 2013. The increase was primarily attributable to a 31% increase in revenues from the Banking market and a 14% increase in revenues from the Enterprise and Application Security market. For the first six months of 2014, total revenue increased $13,851 or 19% from the first six months of 2013. The increase was primarily attributable to a 19% increase in revenues from the Banking market and a 20% increase in revenues from the Enterprise and Application security market. Please see the discussion below under “Revenue by Target Market” for additional information regarding the changes in revenue from the Banking and the Enterprise and Application Security markets.

Revenue generated in EMEA during the second quarter of 2014 was $2,557, or 10%, higher than the second quarter of 2013. For the first six months, revenue generated in EMEA was $7,296, or 16% higher than the first six months of 2013. The increase in revenues in both the second quarter and first six months of 2014 compared to the same periods in 2013 reflected an increase in revenues from both the Banking and the Enterprise and Application Security markets.

Revenue generated in the United States for the second quarter was $544, or 19%, lower than the second quarter of 2013. For the first six months, revenue generated in the United States was $1,295, or 22% lower than the first six months of 2013. Revenues for both the second quarter and first six months of 2014 compared to the same periods in 2013 reflected a decline in revenue from the Banking market partially offset by an increase in revenues from the Enterprise and Application Security market.

Revenue generated in the Asia Pacific region during the second quarter of 2014 was $6,223, or 93%, higher than the second quarter of 2013. For the first six months of 2014 revenue was $8,059, or 71% higher than the first six months of 2013. The increase in revenues reflected an increase in revenue from the Banking market partially offset by a decline in revenues from the Enterprise and Application Security market.

Revenue generated from Other Countries during the second quarter of 2014 was $2,158, or 67%, higher than the second quarter of 2013. For the first six months of 2014 revenue was $209, or 2%, lower than the first six months of 2013. The increase in revenues from Other Countries in the second quarter of 2014 compared to 2013 was primarily due to an increase in revenues from the Banking markets in Latin America and an increase in revenues from the Enterprise and Application Security markets in Australia. The decrease in revenues from Other Countries for the first six months of 2014 compared to 2013 was primarily due to a decrease in revenues from the Banking markets in Australia partially offset by an increase in revenues from the Enterprise and Application Security markets in Australia.

We expect that revenues from regions other than EMEA will be more volatile given the earlier stage of development of the authentication market in those countries. VASCO, however, plans to continue to invest in new markets based on our estimates of the each market’s demand for strong user authentication.

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

	Banking	Enterprise & Application Security	Total
Three months ended June 30:
Revenue:
2014	$40,342	$7,312	$47,654
2013	30,827	6,433	37,260
Percent of Total:
2014	85%	15%	100%
2013	83%	17%	100%
Six months ended June 30:
Revenue:
2014	$71,653	$14,824	$86,477
2013	60,267	12,359	72,626
Percent of Total:
2014	83%	17%	100%
2013	83%	17%	100%

Revenue in the second quarter of 2014 from the Banking market increased $9,515, or 31%, from the second quarter of 2013 and revenue from the Enterprise and Application Security market increased $879, or 14%, in the same period. Revenue for the first six months of 2014 from the Banking market increased $11,386, or 19%, compared to the first six months of 2013, while revenue from the Enterprise and Application Security market increased $2,465 or 20% in the same period.

The increase in revenues from the Banking market in the second quarter and first six months of 2014 compared to the same periods of 2013 reflected an increase in revenues from both hardware and non-hardware products sold.

Revenues from the Banking market in the second quarter of 2014 compared to the same periods of 2013 increased in all regions other than the United States. For the first six months of 2014 compared to the same period of 2013, increases in revenues from the Banking markets in EMEA and Asia Pacific regions were partially offset by decreases in revenues from the Banking markets in United States and Other Countries regions. While we believe that the global Banking market is relatively stable, our revenues may vary significantly period to period and region to region based on the size and timing of shipment of individual orders.

The increase in revenues from the Enterprise and Application Security market in the second quarter of 2014 compared to the second quarter of 2013 reflected an increase in revenues from non-hardware products partially offset by a decline in revenues from hardware products. For the first six months of 2014 compared to the same period of 2013, the increase in revenue reflected an increase in revenues from both hardware products and non-hardware products sold.

Revenues in the Enterprise and Application Security market in both the second quarter and first six months of 2014 compared to the same periods of 2013 increased in all regions other than Asia Pacific.

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

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue from continuing operations for the three months and six months ended June 30, 2014 and 2013:

AS A PERCENTAGE OF REVENUE

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	34.9%	35.9%	34.3%	35.3%

Gross profit	65.1%	64.1%	65.7%	64.7%
Operating costs:
Sales and marketing	23.7%	28.1%	25.1%	27.7%
Research and development	10.9%	14.3%	12.0%	14.0%
General and administrative	12.0%	14.7%	12.7%	15.1%
Amortization of purchased intangible assets	2.4%	1.8%	2.6%	1.5%

Total operating costs	49.0%	58.9%	52.4%	58.3%

Operating income	16.1%	5.2%	13.3%	6.4%
Interest income	0.0%	0.1%	0.0%	0.1%
Other income (expense)	0.5%	0.7%	0.8%	0.6%

Income from continuing operations before income taxes	16.6%	6.0%	14.1%	7.1%
Provision for income taxes	2.1%	1.0%	2.1%	1.2%

Net income from continuing operations	14.5%	5.0%	12.0%	5.9%

Gross Profit

Consolidated gross profit for the quarter ended June 30, 2014 was $31,021, an increase of $7,139, or 30%, from the quarter ended June 30, 2013. Gross profit as a percentage of revenue (gross profit margin) was 65% for the quarter ended June 30, 2014, as compared to 64% for the quarter ended June 30, 2013. The increase in gross profit as a percentage of revenue for the second quarter of 2014 compared to 2013 primarily reflects:

•	lower non-product costs, which includes freight, inventory write-downs and various other components not related to the manufacture of our products, and

•	the benefit of the strengthening of the Euro versus the U.S. Dollar,

partially offset by,

•	a decline in revenue from the Enterprise and Application Security market as a percentage of total revenue,

•	an increase in card readers as a percentage of total revenue, and

•	a decrease in non-hardware revenue as a percentage of total revenue.

Consolidated gross profit for the six months ended June 30, 2014 was $56,817, an increase of $9,847, or 21%, from the comparable period in 2013. Gross profit as a percentage of revenue (gross profit margin) was 66% for the six months ended June 30, 2014 and 65% for the six months ended June 30, 2013. The increase in gross profit as a percentage of revenue for the first half of 2014 compared to 2013 primarily reflects:

•	lower non-product costs, and

•	the benefit of the strengthening of the Euro versus the U.S. Dollar, partially offset by,

•	an increase in card readers as a percentage of total revenue.

The majority of our inventory purchases are denominated in U.S. Dollars. Also, as previously noted, our sales are denominated in various currencies including the Euro. As the U.S. Dollar weakened against the Euro in 2014, when compared to the same periods in 2013, revenue from sales made in Euros increased, as measured in U.S. Dollars, without a corresponding change in the cost of goods sold. As noted earlier, the impact from changes in currency rates are estimated to have increased revenue by approximately $861 for the second quarter and $1,114 for the first six months of 2014 as compared to the same periods in 2013. Had the currency rates in 2014 been equal to the rates in 2013, the gross profit margin would have been approximately 0.6 percentage points lower for the second quarter of 2014 and 0.4 percentage points lower for the six months ended June 30, 2014.

Revenue from the Enterprise and Application Security market, which generally has margins that are 20 to 30 percentage points higher than the Banking market, was 15% of our total revenue for the second quarter of 2014 compared to 17% of our total revenue for the second quarter of 2013. Revenue from the Enterprise and Application Security market was 17% of our total revenue for both the six months ended June 30, 2014 and 2013.

Card readers, which generally have a gross profit margin that is approximately 10 to 20 percentage points lower than other hardware-related margins due to competitive pricing pressures, were 19% and 20% of our total revenue for the second quarter and first six months of 2014, respectively, compared to 13% and 15% of our total revenue for the second quarter and first six months of 2013, respectively.

Non-hardware revenue, which generally has a gross profit margin that is approximately 20 to 30 percentage points higher than hardware-related revenue, depending on the model and quantity of the hardware units sold, was approximately 26% of total revenue for the second quarter and 28% of total revenue for the first six months of 2014, compared to approximately 27% of total revenue for the second quarter and 28% of total revenue for the first six months of 2013.

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

Generally, the most significant factor driving our operating expenses is our headcount. Direct compensation and benefit plan expenses generally represent between 55% and 65% of our operating expenses. In addition, a number of other expense categories are directly related to headcount. We attempt to manage our headcount within the context of the economic environments in which we operate and the investments we believe we need to make for our infrastructure to support future growth and for our products to remain competitive. For the second quarter and first six months of 2014, average headcount did not change significantly from the same periods in 2013.

On a consolidated basis, our operating expenses for the quarter and six months ended June 30, 2014 were $23,375 and $45,280, respectively, an increase of $1,417, or 6%, from the second quarter of 2013 and an increase of $2,950, or 7%, from the six months ended June 30, 2013.

The increase in consolidated operating expenses for the second quarter and first six months of 2014 compared to the same periods in 2013 was primarily related to increased incentive compensation expenses related to higher revenues, incremental expenses associated with the acquisition of Cronto Ltd. in the second quarter of 2013, and the strengthening of the Euro versus the U.S. Dollar. As noted above, we estimate that the change in currency rates in 2014 compared to 2013 resulted in an increase in operating expenses of approximately $830 and $1,140 for the quarter and six months ended June 30, 2014, respectively, compared to the same periods in 2013.

Operating expenses for the second quarter and first six months of 2014 included $788 and $1,430, respectively, of expenses related to long-term incentive plan costs compared to $604 and $1,358 of long-term incentive plan costs for the second quarter and first six months of 2013, respectively.

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended June 30, 2014 were $11,310, an increase of $840, or 8%, from the second quarter of 2013. Consolidated sales and marketing expenses for the six months ended June 30, 2014, were $21,681, an increase of $1,580, or 8%, from the same period of 2013. The increase in sales and marketing expenses for both periods reflected an increase in incentive compensation expenses related to higher revenues and the impact of the strengthening of the Euro.

Average full-time sales, marketing, support, and operating employee headcount for the three and six months ended June 30, 2014 was 187 and 189, respectively compared to 188 and 183 for the three and six months ended June 30, 2013, respectively. Headcount was approximately 1% lower for the second quarter of 2014 compared to the second quarter of 2013 and 3% higher for the six months ended June 30, 2014 when compared to the same period in 2013.

Research and Development Expenses

Consolidated research and development expenses for the quarter ended June 30, 2014, were $5,202, a decrease of $143, or 3%, from the second quarter of 2013. Consolidated research and development costs for the six months ended June 30, 2014, were $10,343, an increase of $151, or 1%, from the same period of 2013. The decrease in research and development expenses for the second quarter of 2014 as compared to the second quarter of 2013 reflected a decrease in expense associated with the closure of our facility in Brisbane in 2013 partially offset by an increase in expenses associated with the purchase of Cronto Limited in the second quarter of 2013 and the impact of the strengthening of the Euro.

Average full-time research and development employee headcount for the three and six months ended June 30, 2014 was 137 and 139, respectively, compared to 143 for both the quarter and six months ended June 30, 2013, respectively. Headcount was approximately 4% and 3% lower for the second quarter and first six months of 2014, respectively, when compared to the same periods in 2013.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended June 30, 2014, were $5,734, an increase of $242, or 4%, from the second quarter of 2013. Consolidated general and administrative expenses for the six months ended June 30, 2014, were $11,007, an increase of $63, or less than 1%, when compared to the same period of 2013. The increase in general and administrative expenses in the second quarter of 2014 compared to the second quarter of 2013 primarily reflected the impact of the strengthening of the Euro.

Average full-time general and administrative employee headcount for the three and six months ended June 30, 2014 was 58 and 59, respectively, compared to 60 and 59 for the three and six months ended June 30, 2013, respectively. Headcount was approximately 3% lower for the second quarter of 2014 when compared to the same period in 2013 and unchanged for the six month periods ended June 30, 2014 and 2013.

Amortization of Intangible Assets

Amortization of intangible assets for the second quarter and first six months of 2014 was $1,129 and $2,249, respectively, an increase of $478 when compared to the second quarter of 2013 and an increase of $1,156 when compared to the six months ended June 30, 2013. The increase in amortization expense for both the second quarter and first six months of 2014 primarily reflects the amortization of purchased intangible assets related to the acquisition of Cronto Limited in the second quarter of 2013.

Interest Income

Consolidated net interest income was $10 in the second quarter of 2014 as compared to $40 in the second quarter of 2013. For the six months ended June 30, 2014, interest income was $34 compared to $82 for the same period of 2013. The decrease in interest income for the second quarter and first six months of 2014 compared to the same periods in 2013 reflects a reduction in the average interest rate earned on the invested balances partially offset by an increase in the average invested balance.

Our average cash balance in the second quarter and first six months of 2014 of $112,785 and $108,026, respectively, was 18% and 6% higher, respectively, than in the second quarter and first six months of 2013. Our annual return on invested cash was approximately 0.04% and 0.06% for the second quarter and six months ended June 30, 2014, respectively, compared to 0.17% and 0.16% for the comparable periods in 2013.

Other Income (Expense), Net

Other income (expense) primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our research and development in those countries and other miscellaneous non-operational, non-recurring expenses.

Other income for the second quarter of 2014 was $249 compared to other income of $265 for the second quarter of 2013. Other income (expense) included exchange losses of $61 for the quarter ended June 30, 2014 compared to no significant exchange gains or losses for the quarter ended June 30, 2013.

Other income for the first six months of 2014 was $687 compared to $413 for the first six months of 2013. Other income included exchange gains of $99 for the six months ended June 30, 2014 compared to exchange losses of $91 for the six months ended June 30, 2013.

Income Taxes

Income tax expense for the second quarter of 2014 was $1,012, an increase of $633 from the second quarter of 2013. Income tax expense for the first six months of 2014 was $1,839, an increase of $966 from the same period in 2013. The increase in tax expense in 2014 from 2013 in both periods is attributable to higher pretax income partially offset by a lower effective tax rate. The effective tax rate was 13% for the second quarter of 2014 and 15% for the first six months of 2014 compared to 17% for both periods in 2013.

The decline in the tax rate was primarily related to an increase in the estimated earnings, primarily in our foreign operations, which are taxed at a more favorable rate than in the U.S.

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

Loss from Discontinued Operations

We reported an after-tax loss from discontinued operations of $7 and $22 for the quarter and six months ended June 30, 2014, respectively. The loss for both periods include ongoing expenses related to the bankruptcy and discontinuation of the DigiNotar business in the third quarter of 2011. The after tax losses of $41 and income of $333 for the quarter and six months ended June 30, 2013, respectively, reflect the results of the DigiNotar operation during those time periods. The income reported in the first six months of 2013 reflected a change in the estimated cost to settle certain liabilities accrued in previous periods.

As previously reported, in connection with the bankruptcy of DigiNotar B.V., subsequent to September 20, 2011, a number of claims and counter claims have been filed with the courts in The Netherlands (collectively, the “Court”) related to discontinued assets and discontinued liabilities and other available remedies. On July 30, 2014, the Court issued a judgment in VASCO’s favor in the DigiNotar case. The Court ruled that the Sellers must pay VASCO €1,400 ($1,911 at an exchange rate of 1.37 U.S. Dollars per Euro) plus accrued interest related to the Sellers’ failure to achieve the earn-out targets established in the purchase agreement. The amount has been previously recorded as contingent consideration due from escrow included in assets of discontinued operations (see Note 4 to the Condensed Consolidated Financial Statements).

The Court also ruled that the Sellers must pay VASCO an additional €2,708 ($3,709 at an exchange rate of 1.37 U. S. Dollars per Euro) plus accrued interest related to the breach of other representations and warranties under the share purchase agreement. The additional amount includes the reimbursement of certain costs incurred by VASCO as a result of such breach. Both awards are subject to appeal for a period of three months and are not considered final until the judgment becomes unassailable and no longer subject to appeal. Upon settlement, the amount will be recorded as income from discontinued assets.

Liquidity and Capital Resources

At June 30, 2014, our combined balance of cash and short term investments was $ 123,314, an increase of 13,822, or 13% from $109,492 at March 31, 2014, and an increase of $24,707, or 25%, from $98,607 at December 31, 2013. Also, at June 30, 2014, we had working capital of $135,202, an increase of $7,463, or 6%, from $127,739 at March 31, 2014 and an increase of $10,663, or 9%, from $124,539 reported at December 31, 2013. The increase in cash is primarily the result of a reduction in our receivable balances and the cash generated from operations. The increase in working capital from December 31, 2013 primarily reflects the benefit from the quarter’s cash flow from operations.

As of June 30, 2014, we held $59,606 of cash in banks outside of the United States. Of that amount, $59,048 is not subject to repatriation restrictions, but may be subject to taxes upon repatriation. We have provided $823 of U.S. tax on foreign earnings of $43,305 available for repatriation. We have not provided U.S. tax on unremitted foreign earnings of approximately $63,725 that we consider to be permanently invested.

We believe that our financial resources are adequate to meet our operating needs for the next twelve months.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in applying such process, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

ASU 2014-9 is effective for annual periods beginning after December 15, 2016, and interim periods within such annual periods, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three and six months ended June 30, 2014. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and six months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. On January 10, 2011, we purchased our wholly-owned subsidiary, DigiNotar B.V., a private company organized and existing in The Netherlands from the shareholders (“Sellers”). On September 19, 2011, DigiNotar B.V. filed a bankruptcy petition under Article 4 of the Dutch Bankruptcy Act in the Haarlem District Court, The Netherlands. On September 20, 2011, the court declared DigiNotar B.V. bankrupt and appointed a bankruptcy trustee and a bankruptcy judge to manage all affairs of DigiNotar B.V. through the bankruptcy process. The trustee took over management of DigiNotar B.V.’s business activities and is responsible for the administration and liquidation of DigiNotar B.V. In connection with the bankruptcy of DigiNotar B.V., subsequent to September 20, 2011, a number of claims and counter claims have been filed with the courts in The Netherlands (collectively, the “Court”) related to discontinued assets and discontinued liabilities and other available remedies.

On July 30, 2014, the Court issued a judgment in VASCO’s favor in the DigiNotar case. The Court ruled that the Sellers must pay VASCO €1,400 ($1,911 at an exchange rate of 1.37 U.S. Dollars per Euro) plus accrued interests related to the Sellers’ failure to achieve the earn-out targets established in the purchase agreement. The Court also ruled that the Sellers must pay VASCO an additional €2,708 ($3,709 at an exchange rate of 1.37 U. S. Dollars per Euro) plus accrued interests related to the breach of other representations and warranties under the share purchase agreement. The additional amount includes the reimbursement of certain costs incurred by VASCO as a result of such breach. Both awards are subject to appeal for a period of three months and are not considered final until the judgment becomes unassailable and no longer subject to appeal.

Item 6. Exhibits.

Exhibit 31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2014.

Exhibit 31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2014.

Exhibit 32.1	—	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2014.

Exhibit 32.2	—	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2014.

Exhibit 101.INS	—	XBRL Instance Document

Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2014.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown
Clifford K. Bown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2014.

Exhibit 31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2014.

Exhibit 32.1	—	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2014.

Exhibit 32.2	—	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2014.

Exhibit 101.INS	—	XBRL Instance Document

Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document