Form 10-Q
period 2014-09-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2014-11-04
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

There were 39,666,802 shares of Common Stock, $.001 par value per share, outstanding at October 31, 2014.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended September 30, 2014

This report may contain trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, DIGIPASS, Digipass as a Service (DPS), MYDIGIPASS.COM, VACMAN, aXsGUARD, Cronto and IDENTIKEY.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$80,985	$98,607
Short term investments	44,924	0
Accounts receivable, net of allowance for doubtful accounts of $499 in 2014 and $650 in 2013	27,368	28,528
Inventories	31,430	25,653
Prepaid expenses	2,248	2,719
Foreign sales tax receivable	339	543
Deferred income taxes	1,845	1,634
Other current assets	1,580	2,051
Assets of discontinued operations	1,765	1,910

Total current assets	192,484	161,645
Property and equipment:
Furniture and fixtures	5,289	5,221
Office equipment	10,838	10,407

	16,127	15,628
Accumulated depreciation	(13,150)	(12,483)

Property and equipment, net	2,977	3,145
Goodwill, net of accumulated amortization	23,195	23,532
Intangible assets, net of accumulated amortization	13,997	16,733
Other assets, net of accumulated amortization	7,661	6,822

Total assets	$240,314	$211,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,786	$6,378
Deferred revenue	18,090	15,703
Accrued wages and payroll taxes	8,888	7,067
Income taxes payable	3,032	4,087
Other accrued expenses	5,467	3,841
Liabilities of discontinued operations	49	30

Total current liabilities	44,312	37,106
Deferred compensation	526	115
Deferred revenue	50	57
Deferred income taxes	262	321

Total liabilities	45,150	37,599

Stockholders’ equity
Common stock: $.001 par value per share, 75,000 shares authorized; 39,667 and 39,619 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	40	40
Preferred stock: 500 shares authorized, none issued and outstanding at September 30, 2014 or December 31, 2013	0	0
Additional paid-in capital	81,892	79,871
Accumulated income	113,961	92,401
Accumulated other comprehensive income	(729)	1,966

Total stockholders’ equity	195,164	174,278

Total liabilities and stockholders’ equity	$240,314	$211,877

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$52,633	$39,156	$139,111	$111,782
Cost of goods sold	17,038	14,102	46,699	39,757

Gross profit	35,595	25,054	92,412	72,025
Operating costs:
Sales and marketing	10,729	9,375	32,410	29,476
Research and development	4,441	5,065	14,784	15,257
General and administrative	5,440	4,469	16,447	15,414
Amortization of purchased intangible assets	1,143	1,114	3,392	2,207

Total operating costs	21,753	20,023	67,033	62,354

Operating income	13,842	5,031	25,379	9,671
Interest income, net	35	48	70	130
Other income, net	(986)	(304)	(300)	109

Income from continuing operations before income taxes	12,891	4,775	25,149	9,910
Provision for income taxes	1,682	1,406	3,521	2,279

Net income from continuing operations	11,209	3,369	21,628	7,631
Income (loss) from discontinued operations	(46)	(47)	(68)	286

Net income	$11,163	$3,322	$21,560	$7,917

Net income per share:
Basic income (loss) per share
Continuing	$0.28	$0.09	$0.55	$0.19
Discontinued	(0.00)	(0.00)	(0.00)	0.01

Total	$0.28	$0.09	$0.55	$0.20

Diluted income (loss) per share
Continuing	$0.28	$0.08	$0.55	$0.19
Discontinued	(0.00)	(0.00)	(0.00)	0.01

Total	$0.28	$0.08	$0.55	$0.20

Weighted average common shares outstanding:
Basic	39,358	38,910	39,330	38,836

Diluted	39,541	39,226	39,467	39,172

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$11,163	$3,322	$21,560	$7,917
Other comprehensive income - Cumulative translation adjustment	(2,858)	3,498	(2,695)	1,231

Comprehensive income	$8,305	$6,820	$18,865	$9,148

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income from continuing operations	$21,628	$7,631
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	4,675	3,487
Deferred tax benefit	(858)	(1,658)
Stock-based compensation	1,840	1,886
Changes in assets and liabilities:
Accounts receivable, net	(564)	471
Inventories	(5,777)	(7,151)
Foreign sales tax receivable	213	(268)
Other current assets	834	(2,023)
Accounts payable	2,473	(1,721)
Income taxes payable	(966)	3,371
Accrued expenses	3,602	1,095
Current deferred compensation	411	(2,348)
Deferred revenue	2,526	3,702

Net cash provided by operating activities of continuing operations	30,037	6,474

Cash flows from investing activities of continuing operations:
Purchase of short term investments	(64,916)	0
Maturities of short term investments	19,992	0
Purchase of Cronto	0	(19,495)
Additions to property and equipment	(1,212)	(480)
Additions to intangible assets	(112)	(186)
Other assets	(1,309)	307

Net cash used in investing activities of continuing operations	(47,557)	(19,854)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options	51	19
Tax payments for restricted stock issuances	(123)	(736)
Tax benefit of stock-based compensation	253	0

Net cash provided by (used in) financing activities of continuing operations	181	(717)
Cash flows used in discontinued operations:
Net cash used in operating activities of discontinued operations	(56)	(569)

Net cash used in discontinued operations	(56)	(569)
Effect of exchange rate changes on cash	(227)	318
Net increase in cash	(17,622)	(14,348)
Cash and equivalents, beginning of year	98,607	106,469

Cash and equivalents, end of period	$80,985	$92,121

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

For the three and nine month periods ended September 30, 2014, foreign currency transactions resulted in a loss of $1,208 and $1,109, respectively, compared to losses of $648 and $740 for the same periods in 2013.

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

Short Term Investments

Short term investments are stated at cost plus accrued interest, which approximates fair value. Short term investments consist of bank certificates of deposit and high quality commercial paper with original maturities of more than three and less than twelve months.

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

We assess the impairment of goodwill and intangible assets with indefinite lives each year-end or whenever events or changes in circumstances indicate that the carrying value may be impaired. Factors considered important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Once identified, the amount of the impairment is computed by comparing carrying value of the assets to fair value. Fair value for goodwill and intangible assets is determined using a market approach using our stock price which is a level 1 valuation, as defined in ASC 820-10, Fair Value Measurements and Disclosures.

Research and Development Costs

Costs for research and development, principally the design and development of hardware, and the design and development of software prior to the determination of technological feasibility, are expensed as incurred on a project-by-project basis.

Software Development Costs

We capitalize software development costs in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. No software development costs were capitalized during the three or nine months ended September 30, 2014.

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

Fair Value of Financial Instruments

At September 30, 2014 and December 31, 2013, our financial instruments were cash equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined using level one inputs as defined in ASC 820, Fair Value Measurements and Disclosures. The fair values of the financial instruments were not materially different from their carrying amounts at September 30, 2014 and December 31, 2013.

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

	September 30,	December 31,
	2014	2013
Accounts receivable	$27,867	$29,178
Allowance for doubtful accounts	(499)	(650)

Accounts receivable, net	$27,368	$28,528

Note 3 - Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the FIFO method.

Inventories are comprised of the following:

	September 30,	December 31,
	2014	2013
Component parts	$17,176	$12,203
Work-in-process and finished goods	14,254	13,450

Total	$31,430	$25,653

Note 4 – Discontinued Operations

During 2011, our wholly-owned Dutch subsidiary, DigiNotar B.V., was declared bankrupt. The court-appointed trustee is responsible for the business activities, administration and liquidation of DigiNotar B.V. Accordingly, related assets, liabilities and activities are reflected in discontinued operations.

The income (loss) from discontinued operations, net of tax, for the three and nine months ended September 30, 2014 was ($46) and ($68), respectively, compared to ($47) and $286 for the same periods in 2013.

At September 30, 2014 and December 31, 2013, assets of discontinued operations and liabilities of discontinued operations consist of the following:

	September 30,	December 31,
	2014	2013
Contingent consideration due from escrow	$1,776	$1,927
Income taxes receivable (payable)	(11)	(17)

Assets of discontinued operations	$1,765	$1,910

Accrued professional fees	$49	$30

Liabilities of discontinued operations	$49	$30

Note 5 – Goodwill

Goodwill activity for the nine months ended September 30, 2014 consisted of the following:

Net balance at December 31, 2013	$23,532
Additions	919
Net foreign currency translation	(1,256)

Net balance at September 30, 2014	$23,195

September 30, 2014 balance at cost	$24,158
Accumulated amortization	(963)

Net balance at September 30, 2014	$23,195

Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuations.

Note 6 – Intangible Assets

Intangible asset activity for the nine months ended September 30, 2014 is detailed in the following table.

	Capitalized	Patents &		Total Intangible
	Technology	Trademarks	Other	Assets
Net balance at December 31, 2013	$13,776	$1,961	$996	$16,733
Additions	531	149	0	680
Net foreign currency translation	(15)	(1)	(8)	(24)
Amortization expense	(3,030)	(148)	(214)	(3,392)

Net balance at September 30, 2014	$11,262	$1,961	$774	$13,997

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations.

Note 7 – Income Taxes

Our effective tax rate for the nine months ended September 30, 2014 is equal to our expected 2014 annual tax rate of 14%. This is lower than the U.S. statutory rate of 35%, primarily due to income in foreign jurisdictions taxed at lower rates. In the first half of 2014, our expected annual tax rate was estimated to be 15%.

Our effective tax rate for the quarter ended September 30, 2014 was 13%. The effective rate for the third quarter of 2014 is lower than the expected annual rate of 14% because it includes an adjustment for the first half of 2014 to account for the reduction in the expected annual rate from 15% to 14%.

Our effective tax rate for the nine months ended September 30, 2013 was equal to our expected 2013 annual tax rate of 23%. The expected annual rate was lower than the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates.

Our effective tax rate for the three months ended September 30, 2013 was 29%. The effective rate for the quarter was higher than the estimated annual rate because it included an adjustment for the first half for the increase in the estimated annual rate from 17% to 23%.

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

The activity in our warranty liability was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$59	$34	$116	$45
Provision for claims	65	58	133	124
Product or cash issued to settle claims	(20)	(22)	(145)	(99)

Balance, end of period	$104	$70	$104	$70

At September 30, 2014, deferred revenue from extended warranties was $87.

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

The following table details long-term compensation plan and stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Restricted stock	$630	$559	$1,840	$1,886
Long-term compensation plan	351	45	570	76

Total	$981	$604	$2,410	$1,962

Note 10 – Common Stock and Earnings per Share

In connection with the 2009 Equity Incentive Plan, during the three months ended March 31, 2014, we issued 49 shares of restricted common stock for awards granted in the first quarter of 2014.

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised or unvested common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three and nine months ended September 30, 2014 and 2013 follow:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income—continuing operations	$11,209	$3,369	$21,628	$7,631
Net income (loss)—discontinued operations	(46)	(47)	(68)	286

Net income	$11,163	$3,322	$21,560	$7,917

Weighted average common shares outstanding
Basic	39,358	38,910	39,330	38,836
Incremental shares with dilutive effect:
Stock options	—	198	—	198
Restricted stock awards	183	118	137	138

Diluted	39,541	39,226	39,467	39,172

Basic income (loss) per share
Continuing operations	$0.28	$0.09	$0.55	$0.19
Discontinued operations	(0.00)	(0.00)	(0.00)	0.01

Total net income per share	$0.28	$0.09	$0.55	$0.20

Diluted income (loss) per share
Continuing operations	$0.28	$0.08	$0.55	$0.19
Discontinued operations	(0.00)	(0.00)	(0.00)	0.01

Total net income per share	$0.28	$0.08	$0.55	$0.20

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

General

The following discussion is based upon our consolidated results of operations for the quarter and nine months ended September 30, 2014 and 2013 (percentages in the discussion, except for returns on average net cash balances, are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Comparison of Results for the Three and Nine Months Ended September 30, 2014 and 2013

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

There continues to be significant global economic uncertainty, including Europe, our most important market. It appears that the economic conditions in the European region for the Banking market have stabilized. As a result of the improving conditions, we believe that customers from Europe will become an increasing percentage of our total business in 2014. Should the economic conditions decline significantly in Europe, it could have a major negative impact on the global economy, not just the economies of Western Europe, and our business.

In the third quarter of 2014, revenue from our Europe, Middle East and Africa (“EMEA”) region, which accounted for 58% of our total revenue, increased 39% when compared to the third quarter of 2013. For the first nine months of 2014, revenue from our EMEA region, which accounted for 61% of our total revenue, increased 23% when compared to the first nine months of 2013. We believe that the increase in revenues in the third quarter and first nine months of 2014 compared to the comparable periods of 2013 was due in part to an improvement in the economic environment.

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

In the case of the information systems we use to help us run our business, we believe that a cyber incident could disrupt our ability to take orders or deliver product to our customers, but such a delay in these activities would not have a material impact on our overall results. To minimize this risk, we actively use various forms of security and monitor the use of our systems regularly to detect potential cyber incidents as soon as possible.

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

Currency Fluctuations: In the third quarter and first nine months of 2014, approximately 92% and 94%, respectively, of our revenue was generated outside the United States. In addition, in the third quarter and first nine months of 2014, approximately 79% and 81%, respectively, of our operating expenses were generated/incurred outside of the United States. As a result, changes in currency exchange rates, especially from the Euro to U.S. Dollar, can have a significant impact on revenue and expenses.

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

The U.S. Dollar, on average, weakened approximately 2% against the Euro for the quarter and 3% for the nine months ended September 30, 2014, as compared to the same period in 2013. We estimate that the change in currency rates in 2014 compared to 2013 resulted in an increase in revenue of approximately $241 and $1,355 for the quarter and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 and an increase in operating expenses of approximately $312 and $1,452 for the quarter and nine months ended September 30, 2014, respectively, compared to the same periods in 2013.

The financial position and the results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland and Singapore, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates generated other comprehensive losses of $2,858 and $2,695 in the third quarter and first nine months of 2014, respectively, and other comprehensive income of $3,498, and $1,231 in the in the third quarter and first nine months of 2013, respectively. These amounts are included as a separate component of stockholders’ equity. The functional currency for both our subsidiaries in Switzerland and Singapore is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other non-operating income (expense). Foreign exchange transaction losses aggregating $1,208 in the third quarter of 2014 compare to losses of $648 in the third quarter of 2013. Foreign exchange transaction losses aggregating $1,109 in the first nine months of 2014 compare to transaction losses of $740 in the first nine months of 2013.

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

	EMEA	United States	Asia Pacific	Other Countries	Total
Three months ended September 30:
Revenue:
2014	$30,528	$4,109	$14,257	$3,739	$52,633
2013	21,919	2,862	8,530	5,845	39,156
Percent of Total:
2014	58%	8%	27%	7%	100%
2013	56%	7%	22%	15%	100%
Nine months ended September 30:
Revenue:
2014	$84,302	$8,745	$33,672	$12,392	$139,111
2013	68,397	8,792	19,887	14,706	111,782
Percent of Total:
2014	61%	6%	24%	9%	100%
2013	61%	8%	18%	13%	100%

Total revenue in the third quarter of 2014 increased $13,477, or 34%, from the third quarter of 2013. The increase was primarily attributable to a 37% increase in revenues from the Banking market and a 23% increase in revenues from the Enterprise and Application Security market. For the first nine months of 2014, total revenue increased $27,329 or 24% from the first nine months of 2013. The increase was primarily attributable to a 25% increase in revenues from the Banking market and a 21% increase in revenues from the Enterprise and Application Security market.

Revenue generated in EMEA during the third quarter of 2014 was $8,609, or 39%, higher than the third quarter of 2013. For the first nine months, revenue generated in EMEA was $15,905, or 23% higher than the first nine months of 2013. The increase in revenues in both the third quarter and first nine months of 2014 compared to the same periods in 2013 reflected an increase in revenues from both the Banking and the Enterprise and Application Security markets.

Revenue generated in the United States for the third quarter was $1,247, or 44%, higher than the third quarter of 2013. For the first nine months, revenue generated in the United States was $47, or 1% lower than the first nine months of 2013. Revenues for the third quarter of 2014 compared to the same period in 2013 reflected an increase in revenue from both the Banking and Enterprise Security markets. Revenues for the nine months ended September 30, 2014 compared to the same period in 2013 reflected a decline in revenues from the Banking market partially offset by an increase in revenues from the Enterprise and Application Security market.

Revenue generated in the Asia Pacific region during the third quarter of 2014 was $5,727, or 67%, higher than the third quarter of 2013. For the first nine months of 2014 revenue was $13,785, or 69% higher than the first nine months of 2013. The increase in revenues in both periods reflected an increase in revenue from the Banking market partially offset by a decline in revenues from the Enterprise and Application Security market.

Revenue generated from Other Countries during the third quarter of 2014 was $2,106, or 36%, lower than the third quarter of 2013. For the first nine months of 2014 revenue was $2,314, or 16%, lower than the first nine months of 2013. The decrease in revenues from Other Countries in both the third quarter and first nine months of 2014 compared to the same periods in 2013 was primarily due to a decrease in revenues from the Banking markets partially offset by an increase in revenues from the Enterprise and Application Security markets.

We expect that revenues from regions other than EMEA will be more volatile given their earlier stage of development of the authentication market in those countries. VASCO, however, plans to continue to invest in new markets based on our estimates of the each market’s demand for strong user authentication.

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

	Banking	Enterprise & Application Security	Total
Three months ended September 30:
Revenue:
2014	$44,413	$8,220	$52,633
2013	$32,475	$6,681	$39,156
Percent of Total:
2014	84%	16%	100%
2013	83%	17%	100%
Nine months ended September 30:
Revenue:
2014	$116,067	$23,044	$139,111
2013	$92,742	$19,040	$111,782
Percent of Total:
2014	83%	17%	100%
2013	83%	17%	100%

Revenue in the third quarter of 2014 from the Banking market increased $11,938, or 37%, from the third quarter of 2013 and revenue from the Enterprise and Application Security market increased $1,539, or 23%, in the same period. Revenue for the first nine months of 2014 from the Banking market increased $23,325, or 25%, compared to the first nine months of 2013, while revenue from the Enterprise and Application Security market increased $4,004 or 21% in the same period.

The increase in revenues from the Banking market in the third quarter and first nine months of 2014 compared to the same periods of 2013 reflected an increase in revenues from both hardware and non-hardware products sold.

Revenues from the Banking market in the third quarter of 2014 compared to the same periods of 2013 increased in all regions other than the Other Countries region. For the first nine months of 2014 compared to the same period of 2013, increases in revenues from the Banking markets in EMEA and Asia Pacific regions were partially offset by decreases in revenues from the Banking markets in United States and Other Countries regions. While we believe that the global Banking market is relatively stable, our revenues may vary significantly period to period and region to region based on the size and timing of shipment of individual orders.

The increase in revenues from the Enterprise and Application Security market in the both the third quarter and first nine months of 2014 compared to the same periods in 2013 reflected an increase in revenues from non-hardware products partially offset by a decline in revenues from hardware products.

Revenues in the Enterprise and Application Security market in both the third quarter and first nine months of 2014 compared to the same periods of 2013 increased in all regions other than Asia Pacific.

The size of the Enterprise and Application Security market in all regions other than EMEA is relatively small and, as a result, our revenues may vary significantly period to period based on the size and timing of shipment of individual orders.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue from continuing operations for the three months and nine months ended September 30, 2014 and 2013:

AS A PERCENTAGE OF REVENUE

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	32.4%	36.0%	33.6%	35.6%

Gross profit	67.6%	64.0%	66.4%	64.4%
Operating costs:
Sales and marketing	20.4%	24.0%	23.3%	26.4%
Research and development	8.4%	12.9%	10.6%	13.6%
General and administrative	10.3%	11.4%	11.8%	13.8%
Amortization of purchased intangible assets	2.2%	2.9%	2.5%	2.0%

Total operating costs	41.3%	51.2%	48.2%	55.8%

Operating income	26.3%	12.8%	18.2%	8.6%
Interest income	0.1%	0.1%	0.1%	0.1%
Other income (expense)	(1.9)%	(0.7)%	(0.2)%	0.1%

Income from continuing operations before income taxes	24.5%	12.2%	18.1%	8.8%
Provision for income taxes	3.2%	3.6%	2.6%	2.0%

Net income from continuing operations	21.3%	8.6%	15.5%	6.8%

Gross Profit

Consolidated gross profit for the quarter ended September 30, 2014 was $35,595, an increase of $10,541, or 42%, from the quarter ended September 30, 2013. Gross profit as a percentage of revenue (gross profit margin) was 68% for the quarter ended September 30, 2014, as compared to 64% for the quarter ended September 30, 2013. The increase in gross profit as a percentage of revenue for the third quarter of 2014 compared to 2013 primarily reflects:

•	an improvement in the gross margin of products sold, including card readers, and

•	an increase in non-hardware revenue as a percentage of total revenue,

partially offset by,

•	a decline in revenue from the Enterprise and Application Security market as a percentage of total revenue,

•	an increase in card readers as a percentage of total revenue, and

•	higher non-product costs, which includes freight, inventory write-downs and various other components not related to the manufacture of our product.

Consolidated gross profit for the nine months ended September 30, 2014 was $92,412, an increase of $20,387, or 28%, from the comparable period in 2013. Gross profit as a percentage of revenue (gross profit margin) was 66% for the nine months ended September 30, 2014 and 64% for the nine months ended September 30, 2013. The increase in gross profit as a percentage of revenue for the nine months ended September 30, 2014 compared to the same period in 2013 primarily reflects:

•	an increase in non-hardware revenue as a percentage of total revenue, and

•	lower non-product costs,

partially offset by,

•	an increase in card readers as a percentage of total revenue.

Revenue from the Enterprise and Application Security market, which generally has gross profit margins that are 20 to 30 percentage points higher than the Banking market, was 16% of our total revenue for the third quarter of 2014 compared to 17% of our total revenue for the third quarter of 2013. Revenue from the Enterprise and Application Security market was 17% of our total revenue for both the nine months ended September 30, 2014 and 2013.

Card readers, which generally have gross profit margins that are 15 to 25 percentage points lower than other hardware-related margins due to competitive pricing pressures, were 12% and 17% of our total revenue for the third quarter and first nine months of 2014, respectively, compared to 10% and 13% of our total revenue for the third quarter and first nine months of 2013.

Non-hardware revenue, which can have a gross profit margin that is approximately 20 to 30 percentage points higher than hardware-related revenue, depending on the model and quantity of the hardware units sold, was approximately 31% and 29% of total revenue for the third quarter and first nine months of 2014, respectively, and compares to approximately 28% of total revenue for both the third quarter and first nine months of 2013.

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

Generally, the most significant factor driving our operating expenses is our headcount. Direct compensation and benefit plan expenses generally represent between 55% and 65% of our operating expenses. In addition, a number of other expense categories are directly related to headcount. We attempt to manage our headcount within the context of the economic environments in which we operate and the investments that we believe we need for our infrastructure to support future growth and for our products to be competitive. For the third quarter and first nine months of 2014, our average headcount was 8% and 2% lower, respectively, than the same periods in 2013.

On a consolidated basis, our operating expenses for the quarter and nine months ended September 30, 2014 were $21,753 and $67,033, respectively, an increase of $1,730, or 9%, from the third quarter of 2013 and an increase of $4,679, or 8%, from the nine months ended September 30, 2013.

The increase in consolidated operating expenses for the third quarter and first nine months of 2014 compared to the same periods in 2013 was primarily related to increased incentive compensation expenses related to higher revenues and the strengthening of the Euro versus the U.S. Dollar partially offset by the decline in average headcount. As noted above, we estimate that the change in currency rates in 2014 compared to 2013 resulted in an increase in operating expenses of approximately $312 and $1,452 for the quarter and nine months ended September 30, 2014, respectively, compared to the same periods in 2013.

Operating expenses for the third quarter and first nine months of 2014 included $981 and $2,411, respectively, of expenses related to long-term incentive plan costs compared to $604 and $1,962 of long-term incentive plan costs for the third quarter and first nine months of 2013, respectively.

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended September 30, 2014 were $10,729, an increase of $1,354, or 14%, from the third quarter of 2013. Consolidated sales and marketing expenses for the nine months ended September 30, 2014, were $32,410, an increase of $2,934, or 10%, from the same period of 2013. The increase in sales and marketing expenses for both the third quarter and nine months ended September 30, 2014 compared to the same periods in 2013 primarily reflected an increase in incentive compensation expenses related to higher revenues and the impact of the strengthening of the Euro.

Average full-time sales, marketing, support, and operating employee headcount for the three and nine months ended September 30, 2014 was 183 and 187, respectively compared to 195 and 186 for the three and nine months ended September 30, 2013, respectively. Headcount was approximately 6% lower for the third quarter of 2014 compared to the third quarter of 2013 and 1% higher for the nine months ended September 30, 2014 when compared to the same period in 2013.

Research and Development Expenses

Consolidated research and development expenses for the quarter ended September 30, 2014, were $4,441, a decrease of $624, or 12%, from the third quarter of 2013. The decrease in research and development expenses for the third quarter primarily reflected a decrease in expense associated with the closure of our facility in Brisbane in 2013 partially offset by increased expenses associated with our acquisition of Risk IDS in the second quarter of 2014 and the impact of the strengthening of the Euro.

Consolidated research and development costs for the nine months ended September 30, 2014, were $14,784, a decrease of $473, or 3%, from the same period of 2013. The decrease in research and development expenses for the nine months ended September 30, 2014 compared to the same period in 2013 primarily reflected a decrease in expense associated with the closure of our facility in Brisbane in 2013 partially offset by increased expense associated with Cronto, which was acquired in May 2013, increased expenses associated with our acquisition of Risk IDS in the second quarter of 2014 and the impact of the strengthening of the Euro.

Average full-time research and development employee headcount for the three and nine months ended September 30, 2014 was 134 and 138, respectively compared to 150 and 146 for the quarter and nine months ended September 30, 2013, respectively. Headcount was approximately 11% and 5% lower for the third quarter and first nine months of 2014, respectively, when compared to the same periods in 2013.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended September 30, 2014, were $5,440, an increase of $971, or 22%, from the third quarter of 2013. Consolidated general and administrative expenses for the nine months ended September 30, 2014, were $16,447, an increase of $1,033, or 7%, when compared the same period of 2013. The increase in general and administrative expenses for both the third quarter and nine months ended September 30, 2014 compared to the same periods in 2013 primarily reflected an increase in incentive compensation expense and the impact of the strengthening of the Euro.

Average full-time general and administrative employee headcount for the three and nine months ended September 30, 2014 was 57 and 58, respectively, compared to 60 and 59 for the three and nine months ended September 30, 2013, respectively. Headcount was approximately 5% lower and 2% lower for the third quarter and first nine months of 2014, respectively, when compared to the same periods in 2013.

Amortization of Intangible Assets

Amortization of intangible assets for the third quarter and first nine months of 2014 was $1,143 and $3,392, respectively, an increase of $29 when compared to the third quarter of 2013 and an increase of $1,185 when compared to the nine months ended September 30, 2013. The increase in amortization expense for the first nine months of 2014 primarily reflects the amortization of purchased intangible assets related to the acquisition of Cronto Limited in the second quarter of 2013 and Risk IDS in the second quarter of 2014.

Interest Income

Consolidated net interest income was $35 in the third quarter of 2014 as compared to income of $48 in the third quarter of 2013. For the nine months ended September 30, 2014, interest income was $70 compared to $130 for the same period of 2013. The decrease in interest income for the third quarter and first nine months of 2014 compared to the same periods in 2013 reflects a reduction in the average interest rate earned on the invested balances partially offset by an increase in the average balances.

Our average combined balance of cash, cash equivalents, and short term investments in the third quarter and first nine months of 2014 of $123,202 and $113,084, respectively, was 39% and 16% higher, respectively, than in the third quarter and first nine months of 2013. Our annual return on cash, cash equivalents, and short term investments was approximately 0.12% and 0.08% for the third quarter and nine months ended September 30, 2014, respectively, compared to 0.22% and 0.18% for the comparable periods in 2013.

Other Income (Expense), Net

Other income (expense) primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our research and development in those countries and other miscellaneous non-operational, non-recurring expenses.

Other expense for the third quarter of 2014 was $986 compared to other expense of $304 for the third quarter of 2013. Other expense included exchange losses of $1,208 for the quarter ended September 30, 2014 compared to exchange losses of $648 for the quarter ended September 30, 2013.

Other expense for the first nine months of 2014 was $300 compared to other income of $109 for the first nine months of 2013. Other expense included exchange losses of $1,109 for the nine months ended September 30, 2014 compared to exchange losses of $740 for the nine months ended September 30, 2013.

Income Taxes

Income tax expense for the third quarter of 2014 was $1,682, an increase of $276 from the third quarter of 2013. Income tax expense for the first nine months of 2014 was $3,521, an increase of $1,242 from the same period in 2013. The increase in tax expense in 2014 from 2013 in both periods is attributable to higher pretax income partially offset by a lower effective tax rate. The effective tax rate was 13% for the third quarter of 2014 and 14% first nine months of 2014 compared to 29% for the third quarter of 2013 and 23% for the nine months ended September 30, 2013. The tax rate in the third quarter of 2013 was negatively impacted by an adjustment to increase our estimated full-year tax rate from 17% to 23%.

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

Loss from Discontinued Operations

We reported an after-tax loss from discontinued operations of $46 and $68 for the quarter and nine months ended September 30, 2014, respectively. The loss for both periods include ongoing expenses related to the bankruptcy and discontinuation of the DigiNotar business in the third quarter of 2011. The after tax losses of $47 and income of $286 for the quarter and nine months ended September 30, 2013, respectively, reflect the results of the DigiNotar operation during those time periods. The income reported in the first nine months of 2013 reflected a change in the estimated cost to settle certain liabilities accrued in previous periods.

As previously reported, in connection with the bankruptcy of DigiNotar B.V., subsequent to September 20, 2011, a number of claims and counter claims have been filed with the courts in The Netherlands (collectively, the “Court”) related to discontinued assets and discontinued liabilities and other available remedies. On July 30, 2014, the Court issued a judgment in VASCO’s favor in the DigiNotar case. The Court ruled that the former shareholders of DigiNotar B.V. (the “Sellers”) must pay VASCO €1,400 ($1,776 at an exchange rate of 1.27 U.S. Dollars per Euro) plus accrued interest related to the Sellers’ failure to achieve the earn-out targets established in the purchase agreement. The amount has been previously recorded as contingent consideration due from escrow included in assets of discontinued operations (see Note 4 to the Condensed Consolidated Financial Statements).

The Court also ruled that the Sellers must pay VASCO an additional €2,708 ($3,439 at an exchange rate of 1.27 U. S. Dollars per Euro) plus accrued interest related to the breach of other representations and warranties under the share purchase agreement. The additional amount includes the reimbursement of certain costs incurred by VASCO as a result of such breach.

The judgment may be subject to additional legal proceedings and may be settled for a lesser amount. If VASCO receives funds with respect to this case, funds will first be applied to contingent consideration from escrow and the remainder, if any, recorded as income from discontinued operations.

Liquidity and Capital Resources

Our primary sources of liquidity are cashflows from operations and existing cash, cash equivalents, and short term investments. Our combined balance of cash, cash equivalents, and short term investments was $125,910, and increase of 2,596, or 2% from $123,314 at June 30, 2014, and an increase of $27,303, or 28%, from $98,607 at December 31, 2013. Also, at September 30, 2014, we had working capital of $148,172, an increase of $12,970, or 10%, from $135,202 at June 30, 2014 and an increase of $23,633, or 19%, from $124,539 reported at December 31, 2013. The increase in cash, cash equivalents, and short term investments and working capital from December 31, 2013 primarily reflects the benefit from cash flow from operations

As of September 30, 2014, we held $56,822 of cash in banks outside of the United States. Of that amount, $56,391 is not subject to repatriation restrictions, but may be subject to taxes upon repatriation. We have provided $342 of U.S. tax on foreign earnings of $16,377 available for repatriation. We have not provided U.S. tax on unremitted foreign earnings of approximately $75,730 that we consider to be permanently invested.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three and nine months ended September 30, 2014. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1. Legal Proceedings

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

On July 30, 2014, the Court issued a judgment in VASCO’s favor in the DigiNotar case. The Court ruled that the Sellers must pay VASCO €1,400 ($1,776 at an exchange rate of 1.27 U.S. Dollars per Euro) plus accrued interest related to the Seller’s failure to achieve the earn-out targets established in the purchase agreement. The amount has been previously recorded as contingent consideration due from escrow included in assets of discontinued operations (see Note 4 to the Condensed Consolidated Financial Statements).

The Court also ruled that the Sellers must pay VASCO an additional €2,708 ($3,439 at an exchange rate of 1.27 U. S. Dollars per Euro) plus accrued interest related to the breach of other representations and warranties under the share purchase agreement. The additional amount includes the reimbursement of certain costs incurred by VASCO as a result of such breach.

The judgment may be subject to additional legal proceedings and may be settled for a lesser amount. If VASCO receives funds with respect to this case, funds will first be applied to contingent consideration from escrow and the remainder, if any, recorded as income from discontinued operations.

Item 6. Exhibits.

Exhibit 31.1	-	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2014.

Exhibit 31.2	-	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2014.

Exhibit 32.1	-	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2014.

Exhibit 32.2	-	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2014.

Exhibit 101.INS	-	XBRL Instance Document

Exhibit 101.SCH	-	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2014.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown
Clifford K. Bown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1	-	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2014.

Exhibit 31.2	-	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2014.

Exhibit 32.1	-	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2014.

Exhibit 32.2	-	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2014.

Exhibit 101.INS	-	XBRL Instance Document

Exhibit 101.SCH	-	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document