Form 10-K
period 2014-12-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2015-03-13
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

As of June 30, 2014, the aggregate market value of voting and non-voting common equity (based upon the last sale price of the common stock as reported on the NASDAQ Capital Market on June 30, 2014) held by non-affiliates of the registrant was $341,424,343 at $11.60 per share.

As of February 27, 2015, there were 39,671,888 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

This report contains trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, Digipass as a Service, MYDIGIPASS.COM, DIGIPASS, VACMAN, aXsGUARD, Cronto and IDENTIKEY.

Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended concerning, among other things, our expectations regarding the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and services and the anticipated future growth in certain markets in which we currently market and sell our products and services or anticipate selling and marketing our products or services in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect”, “believe”, “will”, “anticipate”, “emerging”, “intend”, “plan”, “could”, “may”, “estimate”, “should”, “objective”, “goal”, “possible”, “potential”, “project”, and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors have been described in greater detail in this Annual Report on Form 10-K and include, but are not limited to, (a) risks specific to VASCO, including demand for our products and services, competition from more established firms and others, pressure on price levels and our historical dependence on relatively few products, certain suppliers and key customers, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasingly sophisticated hacking attempts, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, and changing government regulations, and (c) risks of general market conditions, including, currency fluctuations and the uncertainties resulting from turmoil in world economic and financial markets Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements. Except for our ongoing obligations to disclose material information as required by the U.S. federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

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

Additional information on the company, our products and services and our results, including the company’s annual report on Form 10-K, quarterly reports on our Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with the Securities and Exchange Commission (the “SEC”) are available, free of charge, on our website at https://www.vasco.com. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our reports are filed electronically with the SEC and are also available on the SEC’s website (http://www.sec.gov).

General

VASCO is an IT security company that designs, develops and markets security solutions that secure and manage access to digital assets and protect transactions. VASCO is a world leader in providing two-factor authentication and digital signature solutions to financial institutions. VASCO solutions secure access to data and applications on-premise in global enterprises and in the cloud, and provide tools for application developers to easily integrate security functions into their web-based and mobile applications. Two-factor authentication (also known as 2FA) strengthens the process of verifying the identity of users by means of a combination of two different components. These components may consist of something that the user knows, such as username, and another item that the user possesses, such as a VASCO hardware or software authenticator that generates a one-time password (OTP). Two-factor authentication is a type of multi-factor authentication. VASCO’s security solutions include both open standards-based and proprietary solutions, some of which are patented products and services used for authentication, digitally signing transactions and documents, and identity management in Business-to-Business (“B2B”), Business-to-Employee (“B2E”) and Business-to-Consumer (“B2C”) environments.

Historically, we have focused on two target markets, the banking and/or financial services market (which we refer to as the “Banking Market” or “Banking”) and the enterprise and application security market (which we refer to as the “Enterprise and Application Security Market” or “Enterprise and Application Security”). Our target markets include all applications where individuals use a username and password to access assets, information, and transactions that have value.

In this increasingly connected world, online and mobile application owners and users benefit from our expertise in two-factor authentication, transaction signing, and application security. Our convenient and proven security solutions enable trusted interactions between businesses, employees, and consumers across a variety of online and mobile platforms.

In order to grow in this rapidly evolving market, VASCO has developed a growth strategy. Our strategy includes the following;

•	Bringing the next generation of authentication and digital signature technologies to our customers to coincide with their authentication refresh cycles,

•	Driving increased demand for our products in new applications and new markets,

•	Increasing the adoption of our Authentication-as-a-Service and cloud-based solutions,

•	Continuing to expand our client base in segments beyond our core business, and

•	Acquiring security technology companies that either expand our technology portfolio or our customer base.

Our newest product offerings add risk-based solutions using a scoring mechanism to our existing authentication product lines. The risk-based solutions are being integrated into our on-premise, cloud-based, and mobile solutions. This enables us to offer our customers security that is appropriate for their task or transaction.

The number of people using the internet via computers, tablets, and smart phones continues to grow at a rapid pace. Consumers are embracing online and mobile purchasing and banking in ever-increasing numbers. Organizations of all types have an increasing number of employees and business partners accessing protected resources from remote locations. New business paradigms such as these introduce new security risks for all participants, especially banks, merchants, and online service providers. Large and powerful criminal hacking organizations have emerged. The criminal activities of private and state-sponsored hacking organizations has driven an increased need for security solutions and the expansion of regulations requiring organizations to improve their security measures to protect against hacking attacks and breaches. Several governments worldwide have recognized the risk associated with using fixed passwords for internet applications and have issued specific rules requiring two-factor authentication for online banking security. We anticipate that this trend may continue and that governments in other countries could prepare similar guidance or rules in order to protect their citizens’ online assets.

Our Background

Our predecessor company, VASCO Corp., entered the data security business in 1991 through the acquisition of a controlling interest in ThumbScan, Inc., which we renamed as VASCO Data Security, Inc. In 1996, we expanded our computer security business by acquiring Lintel Security NV/SA, a Belgian corporation, which included assets associated with the development of security tokens and security technologies for personal computers and computer networks. Also in 1996, we acquired Digipass NV/SA, a Belgian corporation, which was also a developer of security tokens and security technologies and whose name we changed to VASCO Data Security NV/SA in 1997.

In 1997, VASCO Data Security International, Inc. was incorporated and in 1998, we completed a registered exchange offer with the holders of the outstanding securities of VASCO Corp. In December 2006, we opened our international headquarters in Zurich, Switzerland. In 2007, we established wholly-owned sales subsidiaries in Brazil and Japan. In 2008 and 2009, we established wholly-owned sales subsidiaries in Mumbai, India and Bahrain, respectively. In 2011, we completed the establishment of our wholly-owned sales subsidiary in China and received our trade license for a new subsidiary in Dubai, United Arab Emirates.

Since the 1998 exchange offer, we have engaged in ten acquisitions and one disposition. Our most recent acquisitions have included Cronto Limited and Risk IDS Limited.

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

In May 2014, we acquired Risk IDS, a provider of risk-based authentication solutions to the global banking community. The platform is designed to evaluate the profile of the user requesting access to the system to determine the risk profile associated with the transaction. It features a real-time analysis engine that uses rules and statistical techniques to improve real-time fraud detection. The Risk IDS solution is being integrated into our family of strong authentication and e-signature products.

Our Approach

We believe that security solutions for authentication, digital signature, and identity management that protect access to financial accounts and internal and cloud applications as well as the integrity of transactions, must be broad in scope and address all of the critical aspects of data security. The market requirements for security continue to evolve and we are responding by expanding our solutions beyond traditional authentication to include more channels such as mobile and ATM security. We believe that effective security solutions must address and assimilate issues relating to the following:

•	Speed and ease of implementation, use, and administration,

•	Reliability,

•	Interoperability within diverse applications on-premise and in the cloud,

•	Scalability, and

•	Overall cost of ownership.

Accordingly, we have adopted the following approach to data security in designing our products:

•

Where appropriate, we incorporate industry-accepted, open and non-proprietary protocols. This permits interoperability between our products and multiple platforms, products, and applications widely in use.

•	We minimize the effort required for implementation and integration with existing legacy applications and infrastructure.

•	We try to offer a more attractive total cost of ownership than competing products and services.

•	We support a wide variety of devices used to gain access to applications through the internet including personal computers, smart phones, tablets, and other personal devices.

•

We develop products that are designed to provide a balance between ease of use and the strength of the underlying authentication technology used. Our single sign-on product allows users to access multiple applications using one credential. Some of our client products use quick-response (“QR”) codes that allow a user to minimize key strokes by optically scanning a QR code that may be encrypted, thus increasing the strength of the security being used.

•	We provide multiple choices to our customers with our cloud service platforms. By using our authentication platform, customers can deploy two-factor authentication quickly.

As a result of this approach, we believe that we are a leading provider of two-factor authentication, digital signature, and identity management security solutions that can help reduce customers’ losses to fraud and hacking.

Our Products and Services

Our authentication product line provides a flexible and affordable means of authenticating users to networks and to web-based and mobile applications. Our products calculate dynamic passwords, also known as one-time passwords (“OTP”), that authenticate users logging onto networks or other applications. In addition, our products can be used to calculate digital signatures to protect electronic transactions and the integrity of the contents of such transactions.

Multi-factor authentication consists of several factors:

•	What the user knows (such as a username or a PIN code);

•	What the user has (such as a DIGIPASS authenticator, hardware or software version); and

•	Who the user is (biometrics).

Our product family is currently based on the first two factors. Using our solution, to enter a remote system, access protected applications, or digitally sign a transaction, the user needs the following:

•	Knowledge of either a username or a PIN code, and

•	An authenticator, either a DIGIPASS hardware authenticator or a DIGIPASS software authenticator downloaded onto existing compatible device.

Both factors help ensure that the correct person is being granted access to an application, protected data, or signing a transaction, instead of a hacker. This helps reduce fraud and protect valuable assets.

VASCO’s primary product and service lines include three categories of solutions; Host System products, which is typically a component of an organization’s IT infrastructure, Client Authenticators, which are devices used by end users for authentication, and Developer Tools, which are used by application developers to increase the security of their mobile applications.

Host System products:

•	VACMAN Controller: Core host system software authentication platform, combining all technologies on one unique platform;

•	IDENTIKEY Authentication Server: Software that adds full server functionality to the VACMAN core authentication platform;

•

Cloud Services: Authentication and digital signature software services for web and mobile application developers run on VASCO’s servers. This includes our DIGIPASS as a Service solution for cloud-based authentication services primarily for enterprise customers and our MYDIGIPASS solution for end user authentication in the cloud

Client Authenticator Products:

•

DIGIPASS Hardware Authenticators: A broad family of multi-application hardware authenticators in a variety of form factors and feature sets to meet the diverse security needs of clients across multiple vertical markets. The hardware form factors include one-button, e-signature, card reader, PKI, and Bluetooth enabled devices.

•

DIGIPASS Software Authenticators: These are authenticators that run on existing non-VASCO devices, such as PCs, mobile phones, tablets, etc. Built around our cornerstone DIGIPASS API, software authenticators include DIGIPASS for Apps (a library of security APIs for mobile applications), DIGIPASS for Mobile (a security application for mobile devices), DIGIPASS for Web (for web browsers), DIGIPASS for Windows (desktop application) and Virtual DIGIPASS (Server-Side generated OTP).

Developer Tools:

•

In addition to being a client authentication device when downloaded onto a mobile device, DIGIPASS for Apps is also a comprehensive software development kit (“SDK”) that allows software developers to quickly and easily integrate application security elements and other security features into mobile applications.

We offer our Host System products in one of two models, an on-premise model or an in-the-cloud services model:

1.	Our on-premise model, which is our traditional approach to the market, allows a customer to license our host system software for installation on their on-premise systems in their applications. Similarly, our customers purchase or license hardware or software authenticators that are distributed to the users of their systems or applications. Our on-premise model is ideally suited to instances where the application owner needs to control all critical aspects of security, which is often the case where there is either a high transaction value or a high frequency of use. Under our traditional approach, the client devices can generally only be used with one host system application.

Banking

Enterprise VPN Access

Enterprise Single Sign-on

2.	Our in-the-cloud services model includes two product offerings that use the same operational platform:

a)	DIGIPASS as a Service (“DPaaS”) is our cloud-based service offering that was announced in October 2010 with a focus on the needs of customers in the Enterprise and Application Security market. By using our DPaaS authentication platform, business customers can deploy two-factor authentication more quickly and incur less upfront costs when compared to an on-premise solution. DPaaS is targeted towards B2B and B2E applications (e.g., employees of companies logging into third party applications operated in the cloud or accessing corporate data and resources stored in the cloud).

b)	MYDIGIPASS (“MDP”) is our cloud-based service offering that was announced in April 2012 with a focus on the needs of B2B and B2C. MDP facilitates password management while adding an additional level of security to the login procedure. By using our MDP platform, consumers using B2C applications have convenient access to these applications with increased security. The MDP platform may also provide benefits for eGovernment and eID applications by providing authentication for citizens that are accessing government applications online.

MYDIGIPASS Security in the Cloud

Detailed Product Descriptions:

VACMAN Controller

The VACMAN product line incorporates a range of strong authentication utilities and solutions designed to allow organizations to add DIGIPASS strong authentication into their existing networks and applications.

In order to provide the greatest flexibility, without compromising functionality or security, VACMAN solutions are designed to integrate with most popular hardware and software. Once integrated, the VACMAN components become largely transparent to the users, minimizing rollout and support issues.

VACMAN is the backbone of VASCO’s product strategy towards the banking and e-commerce markets. VACMAN encompasses all four authentication technologies (passwords, dynamic password technologies, certificates, and biometrics) and allows our customers to use any combination of those technologies simultaneously. VACMAN is natively embedded in or compatible with the solutions of over 100 VASCO solution partners.

Designed by specialists in system access security, VACMAN makes it easy to administer a high level of access control and allows our customers to match the level of authentication security used with their perceived risk for each user of their application. Our customer simply adds a field to his or her existing user database, describing the authentication technology used and, if applicable, the unique DIGIPASS assigned to the end user of their application. VACMAN takes it from there, automatically authenticating the logon request using the security sequence the user specifies, whether it’s a one-time password using either response-only or a challenge/response authentication scheme or an electronic signature.

VACMAN allows the user the freedom to provide secure remote access to virtually any type of application. VACMAN is a library requiring only a few days to implement in most systems and supports all DIGIPASS functionality. Once linked to an application, VACMAN automatically handles login requests from any user authorized to have a DIGIPASS.

IDENTIKEY Authentication Server

IDENTIKEY Authentication Server is an off-the-shelf centralized authentication server that supports the deployment, use, and administration of DIGIPASS strong user authentication. IDENTIKEY is based on VASCO’s core VACMAN technology.

IDENTIKEY Authentication Server is available in a Banking Edition and three versions for the Enterprise and Application Security market that can be easily upgraded.

The Banking Edition provides robust protection against man-in-the-middle (MITM) attacks, the highest security, and verified fit into existing PCI-DSS environments without reducing compliancy. This version includes:

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

•	The Enterprise Edition is our most comprehensive solution, offering:

•	RADIUS for remote access to the corporate network,

•	Web filter support for access to in-house applications (OWA, CWI),

•	Simple Object Access Protocol (“SOAP”) for protection of internet based business applications (e.g. portals, extranet, e-commerce websites, partner services, etc.), and

•	Licenses for up to seven servers.

The Enterprise Edition is the optimum solution for SMBs that want to secure more than remote access by using the same DIGIPASS device to secure additional applications at little to no extra cost. It also addresses the need of large enterprises to set up a pool of replication servers to share the authentication load and assure high-availability, especially when securing an increased number of customers and partners who use web-hosted applications.

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

IDENTIKEY Federation Server

IDENTIKEY Federation Server is a server appliance that provides an identity and access management platform. It is used to validate user credentials across multiple applications and disparate networks. The solution validates users and creates an identity ticket enabling web single sign-on for different applications across organizational boundaries. IDENTIKEY Federation Server works as an Identity Provider within the local organization, but can also delegate authentication requests (for unknown users) to other Identity Providers. In a Federated Model, IDENTIKEY Federation Server not only delegates but also receives authentication requests from other Identity Providers, when local users want to access applications from other organizations within the same federated infrastructure.

Cloud Services (DPaaS and MDP)

In October of 2010, we launched our DIGIPASS as a Service security platform. Our initial DPaaS offering was directed at providing strong authentication for B2B and B2E applications. B2B applications are applications between two organizations that have an on-going relationship of some type. An example could be a manufacturer that has a web site through which a customer regularly purchases its products. VASCO’s DPaaS platform could be used to strongly authenticate the purchaser to prevent fraudulent activities. B2E applications are applications which have been outsourced by an organization. These could be sales reporting and forecasting applications, payroll and 401(k) plan administration applications, human resource applications, etc. that are operated in the cloud.

We launched MYDIGIPASS (“MDP”) in April 2012. MDP is directed at the B2B and B2C market. Our goal is to have the user securely access multiple applications with only one DIGIPASS. We believe that with this approach, we can bring two-factor authentication to a large number of online applications.

The combination of our core business line and service offering brings a large number of online applications within VASCO’s reach. While revenues generated from DPaaS and MDP to date have been minimal, we believe DPaaS/MDP has potential for future growth as it will make two-factor authentication more affordable and readily available to users and applications markets. We believe that this combination provides VASCO with a viable position in the market, giving us the opportunity to target web application owners and offer their end users convenience and security.

DIGIPASS Hardware Authenticators

We offer a wide variety of DIGIPASS authenticators, each of which has its own distinct characteristics to meet the needs of our customers. All models of the DIGIPASS family are designed to work together so that our customers can switch their users’ devices without requiring any changes to their existing infrastructure. Our hardware DIGIPASS models range from simple one-button devices to devices that include more secure technologies such as PKI.

With the acquisition of Cronto, VASCO has also added visual cryptography to its product portfolio. Sensitive transaction data are captured in a cryptogram that consists of a matrix of colored dots. By scanning the image with a hardware or software authenticator, the data contained in the cryptogram is decrypted and the transaction details are presented to the user for verification providing a highly secure method of visual transaction signing with maximum user convenience.

During 2014, we launched Bluetooth-enabled authentication and digital signature solutions that bring our high level of security to the increasing number of users of tablets and smart phones that have no USB port. VASCO’s Bluetooth Smart devices create an immediate virtual secure connection between the authenticator and the mobile device using a Bluetooth Smart connection,

Many DIGIPASS authenticators also combine the benefits of traditional password authenticators (authentication and digital signatures) with smart card readers. Together, they bring portability to smart cards and allow the use of secure time-based algorithms.

DIGIPASS hardware technology is designed to support authentication and digital signatures for applications running on desktop PCs, laptops, tablets, and smart phones.

DIGIPASS Software Authenticators

Our DIGIPASS Software authenticators are designed to provide our customers with increased security for access to their networks and applications without having to carry a standalone hardware device.

Many of our DIGIPASS Software authenticator models also balance the need for stronger mobile application security with the demands for user convenience by delivering comprehensive, built-in security for mobile applications, combined with a frictionless, “hands-free” authentication and e-signing experience for mobile users.

DIGIPASS for Apps is a software development kit that contains a library APIs (application programming interface) that allows application developers to add important security features to their mobile applications such as secure storage, secure communication channel, secure provisioning, device binding capabilities, jailbreak detection, rootkit detection, geolocation, IP address detection, and other security features. DIGIPASS for Mobile offers a similar set of security features as a downloadable mobile application.

Developer Tools:

In additional to serving as a software authenticator, DIGIPASS for Apps is a comprehensive software development kit (SDK) that allows application developers to natively integrate application security such as two-factor authentication and electronic signing into mobile applications. Through a complete library of APIs, application developers can extend and strengthen application security, deliver enhanced convenience to their application users, and streamline application deployment and lifecycle management processes.

Intellectual Property and Proprietary Rights and Licenses

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as employee and third-party non-disclosure agreements to protect our proprietary rights. In particular, we hold several patents in the U.S. and in other countries, which cover multiple aspects of our technology. These patents expire between 2021 and 2033. In addition to the issued patents, we also have several patents pending in the U.S., Europe and other countries. The majority of our issued and pending patents cover our DIGIPASS family and other authentication related technology. We believe these patents to be valuable property rights and we rely on the strength of our patents and on trade secret law to protect our intellectual property rights. To the extent that we believe our patents are being infringed upon, we intend to assert vigorously our patent protection rights, including but not limited to, pursuing all available legal remedies.

Research and Development

Our research and development efforts historically have been, and will continue to be, concentrated on product enhancement, new technology development, and related new product introductions. We employ a team of full-time engineers and, from time to time, also engage independent engineering firms to conduct non-strategic research and development efforts on our behalf. For fiscal years ended December 31, 2014, 2013, and 2012, we incurred expenses of $19.5 million, $21.3 million, and $18.8 million, respectively, for research and development.

Production

Our security hardware DIGIPASS products are manufactured by third party manufacturers pursuant to purchase orders that we issue. Our hardware DIGIPASS products are made primarily from commercially available electronic components purchased globally. Our software products, including software versions of our DIGIPASS products are produced in-house.

Hardware DIGIPASS products utilize commercially available programmable microprocessors purchased from several suppliers. The microprocessors are the only components of our security authenticators that are not commodity items readily available on the open market. Some programmed microprocessors are single sourced. Orders of microprocessors generally require a lead-time of 12-16 weeks. We attempt to maintain a sufficient inventory of all parts to handle short-term increases in orders.

Large orders that would significantly deplete our inventory are typically required to be placed with more than 12 weeks of lead-time, allowing us to make appropriate arrangements with our suppliers. During 2013, we purchased a multi-year supply of certain microprocessors scheduled to be discontinued by a manufacturer. While we can re-engineer our products to use other processors when notified that a processor will no longer be produced, we believe that it is generally more cost effective to carry a multi-year supply than to re-engineer the product.

We purchase the microprocessors and arrange for shipment to third parties for assembly and testing in accordance with our design specifications. The majority of our DIGIPASS products are manufactured by four independent vendors domiciled in Hong Kong and Macau with production facilities in mainland China. Purchases from these companies are made on a volume purchase order basis. Equipment designed to test product at the point of assembly is supplied by us and periodic visits are made by our personnel for purposes of quality assurance, assembly process review and supplier relations.

Competition

The market for computer and network security solutions is very competitive and, like most technology-driven markets, is subject to rapid change and constantly evolving products and services. Our main competitors are Gemalto and RSA Security, a subsidiary of EMC Corporation. There are many other companies, such as Kobil Systems, SafeNet (acquired by Gemalto in 2014), Symantec, and Entrust that offer competing authentication hardware, software and services that range from simple locking mechanisms to sophisticated encryption technologies. In addition to these companies, we face competition from many small authentication solution providers many of whom offer new technologies and niche solutions such as biometric or behavioral analysis. We believe that competition in this market is likely to intensify as a result of increasing demand for security products. Visibility of global competitors and their planned actions has diminished over the last several years as some of our competitors have been acquired by larger corporations (e.g., EMC’s acquisition of RSA in 2006) or private equity firms (e.g., Entrust, acquired by Thoma Bravo in 2009 and subsequently sold to Datacard Group in 2013).

We believe that the principal competitive factors affecting the market for computer and network security products include the strength and effectiveness of the solution, technical features, ease of use, quality/reliability, customer service and support, name recognition, customer base, distribution channels, and the total cost of ownership of the authentication solution. Although we believe that our products currently compete favorably with respect to such factors, other than name recognition in certain markets, there can be no assurance that we can maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical, and other competitive resources.

Some of our present and potential competitors have significantly greater financial, technical, marketing, purchasing, and other resources than we do, and as a result, may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of products, or to deliver competitive products at a lower end-user price. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. It is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Accordingly, we have forged, and will continue to forge, our own partnerships to offer a broader range of products and capabilities to the market.

Our products are designed to allow authorized users access to a computing environment or application, in some cases using patented technology, as a replacement for or supplement to a static password. Although certain of our security token technologies are patented, there are other organizations that offer token-type password generators incorporating challenge-response or response-only approaches that employ different technological solutions and compete with us for market share.

Sales and Marketing

Our security solutions are sold worldwide through our direct sales force, as well as through distributors, resellers and systems integrators. Our traditional security solutions are sold through our direct sales force, as well as through approximately 52 distributors, their reseller networks and systems integrators. A sales staff of 102 coordinates our sales activity through both our sales channels and those of our strategic partners making direct sales calls either alone or with the sales personnel of our partners. Our sales staff also provides product education seminars to sales and technical personnel of vendors and distributors with whom we have working relationships and to potential end-users of our products.

VASCO secures and trains its channel. Over 1,200 staff members of our channel partners have become VASCO certified.

Our sales force is able to offer each customer a choice of an on-site implementation using our traditional on-premise model or a cloud implementation using our services platform.

Our DPaaS solution is sold primarily by our direct sales force calling on Enterprise and Application Security customers.

Our MDP solution is also sold primarily by our direct sales force and marketed to application owners. We will work with the application owners to develop marketing programs that will encourage users of the application to access that application through our services platform.

Part of our expanded selling effort includes approaching our existing strategic partners to find additional applications for our security products. In addition, our marketing plan calls for the identification of new business opportunities that may require enhanced security over the transmission of electronic data or transactions where we do not currently market our products. Our efforts also include various activities to increase market awareness of the MDP/DPaaS solutions as well as preparation and dissemination of white papers explaining how our security products can add value or otherwise be beneficial.

Customers and Markets

Customers for our products include some of the world’s most recognized names: HSBC, Rabobank, Belfius, Sumitomo Mitsui Banking Corporation, BNP-Paribas Fortis, Swedbank, The Bank of Tokyo-Mitsubishi, Citibank, and Commonwealth Bank of Australia.

Our top 10 customers contributed 46%, 40%, and 37%, in 2014, 2013, and 2012, respectively, of total worldwide revenue. In 2014, 2013, and 2012, HSBC contributed approximately 11%, 18%, and 10%, of our worldwide revenue, respectively. In addition, in 2014, Rabobank contributed 12% of our worldwide revenue.

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

We experience seasonality in our business. Historically, these seasonal trends are most notable in the summer months, particularly in Europe, when many businesses defer purchase decisions; however, given the relatively small size of our business, the timing of any one or more large orders may temper or offset this seasonality.

We organize our sales group and report our results in two vertical markets:

•	Banking, which includes Financial Institutions: Traditionally our largest market where we believe that there are substantial opportunities for future growth.

•	Enterprise and Application Security: A significant market that includes:

-

Businesses seeking secure internal and remote network access: We sell to this market primarily through distributors and resellers. Our strategy is to leverage products developed for the Banking market by selling them to businesses. We believe that our strength in this segment is largely related to selling remote access products to both SME (small and medium enterprises) as well as large corporations.

-

Other application-specific markets: Our products are being used in a significant number of applications and we believe that we will be able to identify and leverage our knowledge with those applications to increase our penetration in the more promising markets.

-	E-commerce: Both business-to-business and business-to-consumer e-commerce are becoming ever more important for us.

-	E-government: Our revenue in this market is still small, but we are ready to take advantage of the market’s evolution.

Our channel partners are critical to our success in selling to businesses in the Enterprise and Application Security markets. We serve this market exclusively via our two-tier indirect sales channel. We invest in and support our channel with marketing and public relations actions. Distributors and resellers get the tools they need to be successful, such as campaigns, case studies, marketing funds and more. We train employees of our resellers and distributors on-site and in our offices. In addition, we have developed online video training software that allows us to train people worldwide, resulting in cost- and time-saving benefits.

We expect that sales into the application security market, other than businesses, will be on a direct sale basis. We plan to add sales and marketing staff to help increase revenues from each of these targeted areas.

Backlog

Our backlog at December 31, 2014 was approximately $113 million compared to $42 million at December 31, 2013. We anticipate that substantially all of the backlog at the end of 2014 will be shipped in 2015. We do not believe that the specific amount of backlog at any point in time is indicative of the trends in our markets or the expected results of our business. Given the relatively small size of our business and the large size of potential orders, the backlog number can change significantly with the receipt of a new order or modification of an existing order, for example, shipment timing.

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

Employees

As of December 31, 2014, we had 371 total employees, which included 350 full-time employees. Of the total employees, 38 were located in the U.S., 305 in EMEA (Europe, the Middle East and Africa), 19 in the Asia Pacific Rim countries and 9 in other countries, including Australia, Latin America, India and Central Asia. Of the total employees, 179 were involved in sales, marketing, operations and customer support, 136 in research and development and 56 in general and administration.

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

We derive a substantial portion of our revenue from a limited number of customers, most of which are European or Asian headquartered banks. The loss of substantial sales to any one of them could adversely affect our operations and results. In fiscal 2014, 2013, and 2012, our top 10 largest customers contributed 46%, 40%, and 37%, respectively, of total worldwide revenue. In fiscal 2014, 2013, and 2012, HSBC contributed approximately 11%, 18%, and 10%, respectively, of total worldwide revenue. In addition, in 2014, Rabobank contributed 12% of total revenue principally due to an order for card readers incorporating our CrontoSign technology which began shipping in the third quarter of 2014 and scheduled to be completed by the third quarter of 2015.

HSBC has no long term contractual commitment to purchase products or services from us. HSBC and its affiliates only make purchase commitments pursuant to individual purchase orders placed with us from time to time, which are subject to our acceptance. The general commercial framework that applies to such purchases by HSBC may be terminated by HSBC at any time, without cause, on 90 days’ notice to us without payment of any termination charge by HSBC.

The return of a worldwide recession and/or an increase in the concern over the European sovereign debt crisis may further impact our business.

Our business is subject to economic conditions that may fluctuate in the major markets in which we operate. Factors that could cause economic conditions to fluctuate include, without limitation, recession, inflation, deflation, higher interest borrowing rates, higher levels of unemployment, higher consumer debt levels, general weakness in retail or commercial markets and changes in consumer or business purchasing power or preferences.

While it appears that circumstances that led to the sovereign debt crisis have abated, many significant economic issues have not been addressed fully. As a result, we expect that Europe will continue to face difficult economic conditions in 2015. If global economic and financial market conditions remain uncertain and/or weak for an extended period of time, any of the following factors, among others, could have a material adverse effect on our financial condition and results of operations:

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

While we believe that many of the effects of the recession and credit crisis have abated, we are unable to predict potential future economic conditions, disruptions in the sovereign debt markets or other financial markets, the Euro Monetary Union or the European Union, or the effect of any such disruption or disruptions on our business and results of operations, but the consequences may be materially adverse. We believe that our business in the Banking market in Europe would be impacted most directly by any such disruption and that the consequences may be materially adverse, as approximately 64% of our consolidated revenues originated in the EMEA region in 2014.

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

Although we have reported net income of $33.5, $11.1 million, and $15.6 million for the years ended December 31, 2014, 2013, and 2012, respectively, our retained earnings were only $125.9 million at December 31, 2014. Over our 22 year operating history, we have operated at a loss for many of those years. In the current uncertain economic environment, it may be difficult for us to sustain our recent levels of profitability.

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

In the event that the supply of components or finished products is interrupted or relations with any of our principal vendors is terminated, there could be increased costs and considerable delay in finding suitable replacement sources to manufacture our products. The majority of our products are manufactured by four independent vendors domiciled in Hong Kong and Macau. Our hardware DIGIPASSES are assembled at facilities in mainland China. The importation of these products from China exposes us to the possibility of product supply disruption and increased costs in the event of changes in the policies of the Chinese government, political unrest or unstable economic conditions in China or developments in the United States that are adverse to trade, including enactment of protectionist legislation.

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

Prior to 2009, a major portion of our business was scheduled by our customers under purchase orders which called for multiple shipments over the course of 12 months. Typically, these were firm orders with specific requests for shipments on specified dates. Historically, a customer may have requested that a shipment be accelerated and delivered earlier than scheduled or, conversely, delayed and delivered later than originally scheduled, or in rare cases, cancelled. In 2009 and in 2010, we experienced instances in which customers delayed delivery shipments or placed smaller orders covering shorter periods of time. Subsequent to 2010, many of our larger customers returned to order patterns more similar to their earlier historical patterns. However, in the future, they may delay shipments or order small quantities covering shorter periods of time. Our results may differ substantially from period to period based on orders delivered in that period.

Our success depends on establishing and maintaining strategic relationships with other companies to develop, market, and distribute our technology and products and, in some cases, to incorporate our technology into their products.

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

Our success and our ability to manage our business depend, in large part, upon the efforts and continued service of our senior management team. The loss of one or more of our key personnel could have a material adverse effect on our business and operations. It could be difficult for us to find replacements for our key personnel, as competition for such personnel is intense. Further, such a loss could be negatively perceived in the capital markets, which could reduce the market value of our securities. Our Chief Financial Officer has announced his intention to retire and we must hire a successor.

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

The average selling prices for our solution offerings may decline as a result of competitive pricing pressures or a change in our mix of products, software and services. In addition, competition continues to increase in the market segments in which we participate and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Furthermore, we anticipate that the average selling prices and gross profits for our products will decrease over product life cycles. To maintain or realize higher prices and gross margins, we must continue to develop and introduce new products and services that incorporate new technologies or increased functionality. If we experience pricing pressures or fail to develop new products, our revenue and gross margins could decline, which could harm our business, financial condition and results of operations.

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

In July 2011, we experienced a cyber incident related to DigiNotar B.V. See Part I. Item 3 – Legal Proceedings, Part II. Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 3 to our consolidated financial statements for a description of the hacking incident at DigiNotar B.V., the termination of DigiNotar B.V’s registration as a certification service provider and DigiNotar B.V.’s bankruptcy. See Part I. Item 3 – Legal Proceedings for a description of legal proceedings related to the cyber security incident at DigiNotar B.V. We may incur additional losses from discontinued operations resulting from these events as a result of unanticipated costs associated with DigiNotar B.V.’s bankruptcy and potential claims that may arise in connection with the hacking incidents.

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

We hold several patents in the United States and in other countries, which cover multiple aspects of our technology. The majority of our patents cover the DIGIPASS product line. These patents expire between 2021 and 2033. We do not believe that patents expiring in 2015 will affect revenues, profitability, or increase competition. In addition to the issued patents, we also have several patents pending in the United States, Europe and other countries. There can be no assurance that we will continue to develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties, or that patents of others will not hinder our competitive advantage. Although certain of our security token technologies are patented, there are other organizations that offer token-type password generators incorporating challenge-response or response-only approaches that employ different technological solutions and compete with us for market share.

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

In 2014, approximately 94% of our revenue and approximately 75% of our operating expenses were generated/incurred outside of the U.S. In 2013, approximately 93% of our revenue and approximately 82% of our operating expenses were generated/incurred outside of the U.S. A severe economic decline in any of our major foreign markets could adversely affect our results of operations and financial condition.

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

Because a significant number of our principal customers are located outside the United States, we expect that international sales will continue to generate a significant portion of our total revenue. We are subject to foreign exchange risks because the majority of our product costs are denominated in U.S. Dollars, whereas a significant portion of the sales and expenses of our foreign operating subsidiaries are denominated in various foreign currencies. A decrease in the value of any of these foreign currencies relative to the U.S. Dollar could affect the profitability in U.S. Dollars of our products sold in these markets. We do not currently hold forward exchange contracts to exchange foreign currencies for U.S. Dollars to offset currency rate fluctuations.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals and derivatives ( collectively “Conflict Minerals”) which may originate from the conflict zones of the Democratic Republic of Congo (DRC) and adjoining countries (collectively, “Covered Countries”). As a result, in August 2012 the SEC established annual disclosure and reporting requirements for companies using Conflict Minerals in their products, including products manufactured by third parties. Like many electronic devices, our products contain Conflict Minerals and are subject to the disclosure and reporting requirements. Compliance with these rules also requires due diligence including country of origin inquiries to determine the sources of Conflict Minerals used in our products.

We filed our first annual report in May 2014 related to products manufactured in calendar 2013. We reported that we determined we had no reason to believe Conflict Minerals used in our products may have originated in Covered Countries.

We may incur costs associated with complying with these disclosure requirements. These requirements may affect pricing, sourcing and availability of Conflict Minerals used to produce our devices. We may be unable to verify the origin of all Conflict Minerals in our products. We may encounter challenges with customers and stakeholders if we are unable to certify that our products are conflict free.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

Our corporate headquarters is located in Oakbrook Terrace, Illinois. Our international headquarters is in Zurich, Switzerland. Our European operational headquarters is located near Brussels, Belgium. We conduct sales and marketing, research and development and customer support activities from our operational headquarters. Also in Belgium are our logistics facility in Mollem, and an operations facility in Mechelen. In the Netherlands, we have two research and development facilities, one of which also houses a sales office. Additionally, we have research and development facilities in Cambridge, United Kingdom, Bordeaux, France and Vienna, Austria.

We have sales offices near Boston, Massachusetts, Sydney, Australia, Singapore, Beijing, China, Tokyo, Japan, Mumbai, India, Sao Paulo, Brazil, Dubai, and London, United Kingdom, and conduct sales activities through liaison offices and agents in Palo Alto, California, Shanghai, China, Germany, Turkey, Mexico, and Colombia.

All of our properties are leased and we believe that these facilities are adequate for our present growth plans.

Item 3 - Legal Proceedings

On January 10, 2011, we purchased our wholly-owned subsidiary, DigiNotar B.V., a private company organized and existing in The Netherlands from the shareholders (“Sellers”). On September 19, 2011, DigiNotar B.V. filed a bankruptcy petition under Article 4 of the Dutch Bankruptcy Act in the Haarlem District Court, The Netherlands. On September 20, 2011, the court declared DigiNotar B.V. bankrupt and appointed a bankruptcy trustee and a bankruptcy judge to manage all affairs of DigiNotar B.V. through the bankruptcy process. The trustee took over management of DigiNotar B.V.’s business activities and is responsible for the administration and liquidation of DigiNotar B.V. In connection with the bankruptcy of DigiNotar B.V., subsequent to September 20, 2011, a number of claims and counter-claims have been filed with the courts in The Netherlands (collectively, the “Court”) related to discontinued assets and discontinued liabilities and other available remedies.

On July 30, 2014, the Court issued a judgment in the DigiNotar case in favor of VASCO for €4,108 ($5,176 at an exchange rate of 1.26 U.S. Dollars per Euro) plus interest related to the Sellers’ failure to achieve earn-out targets established in the purchase agreement, breach of certain representations and warranties under the share purchase agreement and reimbursement of certain costs incurred by VASCO as a result of such breach. The judgment was subject to additional legal proceedings.

In November 2014, all matters with the Sellers related to the sale and bankruptcy of DigiNotar B.V. were settled for €2,263 ($2,854 at an exchange rate of 1.26 U.S. Dollars per Euro). The funds were applied first in full satisfaction of the previously recorded contingent consideration due from escrow included in assets of discontinued operations and the remainder of $1,088 recorded as income from discontinued operations net of tax of $108.

In January 2015, we received a notice of potential claim by the trustee against all of the individuals who served as Directors of DigiNotar, both before and after our acquisition of DigiNotar. T. Kendall Hunt, Jan Valcke, and Clifford K. Bown were the Directors of DigiNotar following its purchase by VASCO. The basis for the potential claim from the trustee appears to be based primarily on the same arguments that VASCO presented in its case against the sellers, which were adjudicated in VASCO’s favor. The trustee has invited the directors (both former and new) to respond to the preliminary conclusion before he makes a decision to file a claim. While we believe that we have strong defenses against the claim, we have also notified our provider of director and officer insurance should a claim be filed and we do not expect the resolution of the potential claim to have a material adverse effect on our business, financial condition or results of operations. VASCO is indemnifying Messrs. Hunt, Valcke, and Bown for this matter.

We are from time to time involved in litigation incidental to the conduct of our business. We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our business, financial condition or results of operations.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001 per share, trades on the NASDAQ Capital Market under the symbol VDSI.

The following table sets forth the range of high and low daily closing prices of our common stock on the NASDAQ Capital Market for the past two years.

2014	High	Low

Fourth quarter	$30.00	$17.57
Third quarter	19.54	10.91
Second quarter	12.76	7.50
First quarter	8.49	6.63

2013	High	Low
Fourth quarter	$7.95	$7.20
Third quarter	8.96	7.86
Second quarter	8.66	8.11
First quarter	8.75	7.60

On February 27, 2015, there were 85 registered holders and approximately 27,000 street name holders of the company’s common stock.

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

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

None

Stock Performance Graph

The Stock Performance Graph below compares the cumulative total return through December 31, 2014, assuming reinvestment of dividends, by an investor who invested $100.00 on December 31, 2009, in each of (i) our common stock, (ii) the Russell 2000 index, (iii) the Standard Industrial Code Index 3577 – Computer Peripheral Equipment, NEC and (iv) a comparable industry (the peer group) index selected by the company. The peer group for this purpose consists of: Actuate Corporation, Broadsoft, Inc., Callidus Software Inc., CommVault Systems, Inc., FireEye, Inc., Fortinet, Inc., Guidance Software, Inc., Imperva, Inc., Interactive Intelligence Group, Inc., Monotype Imaging Holdings, Inc., Progress Software Corporation, Proofpoint, Inc., PROS Holdings, Inc., QAD Inc., Qualys, Inc., and Seachange International, Inc. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	Dec-09	Dec-10	Dec-11	Dec-12	Dec-13	Dec-14
VASCO Data Security International, Inc.	100.00	129.46	103.82	129.94	123.09	449.20
Russell 2000 Index	100.00	126.81	121.52	141.42	196.32	205.93
3577 Computer Peripheral Equipment NEC	100.00	134.92	108.91	112.04	141.05	131.95
Peer Group	100.00	144.74	166.18	194.17	247.24	241.68

Item 6 - Selected Financial Data (in thousands, except per share data)

	Year ended December 31,
	2014	2013	2012	2011	2010
Statements of Operations Data:
Revenue	$201,537	$155,047	$154,029	$168,082	$107,963
Operating income from continuing operations	38,088	13,712	21,027	24,765	12,390
Net income from continuing operations	32,611	10,967	16,229	24,251	10,806
Net income (loss) from discontinued operations	873	180	(630)	(6,118)	0
Net income available to common stockholders	33,484	11,147	15,599	18,113	10,806
Diluted income from continuing operations per common share	0.83	0.28	0.42	0.63	0.28
Diluted income (loss) from discontinued operations per common share	0.02	0.00	(0.02)	(0.16)	0.00
Diluted net income per common share	0.85	0.28	0.40	0.47	0.28
Balance Sheet Data:
Cash, equivalents, and short term investments	$137,381	$98,607	$106,469	$84,497	$85,533
Working capital	161,029	124,538	129,487	108,590	96,889
Total assets	251,338	211,877	186,506	168,923	142,941
Long term obligations	268	493	238	1,956	683
Total stockholders equity	205,873	174,278	156,320	135,799	116,493
Cash dividends declared per common share	0	0	0	0	0

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

General

The following discussion is based upon our consolidated results of operations for the years ended December 31, 2014, 2013, and 2012 (percentages in the discussion, except for returns on average net cash balances, are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We design, develop, market and support both propriety and open standards-based hardware and software security systems that manage and secure access to information assets. We also design, develop, market, and support patented strong user authentication products and services for e-business and e-commerce. Our products enable secure financial transactions to be made over private enterprise networks and public networks, such as the Internet. Our strong user authentication is delivered via our hardware and software DIGIPASS security products (collectively “DIGIPASSES”, many of which incorporate an electronic and digital signature capability, which further protects the integrity of electronic transactions and data transmissions. Many of our software DIGIPASSES are focused on the mobile platform and can be downloaded directly to mobile devices, such as DIGIPASS for Mobile, while others are integrated directly into mobile applications (using DIGIPASS for Apps) that are downloaded onto mobile devices. Some of our DIGIPASSES are compliant with the Europay

MasterCard Visa (“EMV”) standard and are compatible with MasterCard’s and VISA’s Chip Authentication Program (“CAP”). Some of our DIGIPASSES comply with the Initiative for Open Authentication (“OATH”). As evidenced by our current customer base, most of our products are purchased by businesses and, depending on the business application, are distributed to either their employees or their customers. Those customers may be other businesses or, as an example in the case of Internet and mobile banking, our customer banks’ corporate and retail customers. Our target market is any business process that uses some form of electronic interface, particularly the Internet, where the owner of that process is at risk if unauthorized users can gain access to its process and either obtain proprietary information or execute transactions that are not authorized. Our products can not only increase the security associated with accessing the business process, thereby reducing the losses from unauthorized access, but also, in many cases, can reduce the cost of the process itself by automating activities that were previously performed manually.

We offer our products either through: (a) a product sales and licensing model or (b) through our services platform, which includes our cloud-based service offering, DIGIPASS as a Service (“DPaaS”) or MYDIGIPASS (“MDP”) or together (“DPaaS/MDP”). Our product license and sales model is expected to be used in situations where the application owner wants to control all of the critical aspects of the authentication process. We expect that our services platform will be used by: (a) companies lacking technical resources or expertise to implement a full authentication process or preferring to focus their primary attention on other aspects of their business rather than on the authentication process or (b) companies that want to verify identities through our platform or (c) consumers that are aware of the dangers posed by identity theft.

In May 2013, we acquired Cronto Limited, a provider of secure visual transaction authentication solutions for online banking. Using the patented Cronto technology, customers can establish a secure optical communication channel with their client and display the details of a transaction in an encrypted graphical cryptogram consisting of a matrix of colored dots, which are displayed on the end user’s screen. Account holders can simply “scan” the image with our device to verify the transaction details and respond with an electronic signature, if needed.

In May 2014, we acquired Risk IDS, a provider of risk-based authentication solutions to the global banking community. Risk-based authentication provides a more flexible process of authentication to ensure higher risk profiles result in stronger challenges. It allows the application to request additional credentials when the risk level is higher. Contextual information that may be used in risk-based authentication includes user location, device characteristics, transaction amount, and other factors. This method is designed to provide the appropriate level of security depending on the identified risks for a particular transaction or user.

Industry Growth: We do not believe that there are any accurate measurements of the total industry’s size or the industry’s growth rate. We believe, however, that the industry using our product sales and licensing model will grow at a significant rate as the use of the internet increases and the awareness of the risks of using the internet become more prevalent among application owners. We also believe that a market will develop for our cloud-based service offering and grow at a significant rate as business owners and consumers become more aware of the risks involved in conducting business over the internet. We expect that growth will be driven by new government regulations, growing awareness of the impact of cyber-crime, and the growth in commerce that is transacted electronically. The issues driving the growth are global issues and the rate of adoption in each country is a function of that country’s culture, the competitive position of businesses operating in that country, the country’s overall economic conditions and the degree to which businesses and consumers within the country use technology.

Economic Conditions: Our revenue may vary significantly with changes in the economic conditions in the countries in which we currently sell products. With our current concentration of revenue in Europe and specifically in the banking/finance vertical market, significant changes in the economic outlook for the European Banking market may have a significant effect on our revenue.

There continues to be significant global economic uncertainty, including Europe, our most important market. While the European Union and European Central Bank continue to implement new programs to adapt to changing economic conditions in the region, Europe continues to struggle with sovereign debt issues and, in most recent months, a currency, primarily the Euro, that has weakened against the U.S. Dollar and other currencies. As a result, we expect that Europe will continue to face difficult economic conditions in 2015. We believe that the current economic conditions in Europe may limit our growth opportunities in the Enterprise and Application Security market, but do not expect that the economic conditions will have a significant impact on the Banking market. Should the sovereign debt issue escalate, especially to the point that a country defaults on its debt or the European Union, or Euro Monetary Union, either disbands or is re-formulated, we expect that the resulting economic difficulties would have a major negative impact on the global economy, not just the economies of Western Europe, and our business.

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

3.	New products and services that we introduced to the market, such as DPaaS/MDP, are focused on processing information through our servers (or in the cloud from our customers’ perspective).

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

While we did not experience any cyber incident in 2014, 2013 or 2012 that had a significant impact on our business, it is possible that we could experience an incident in 2015 or future years, which could result in unanticipated costs.

See Part I, Item 3 - Legal Proceedings for a description of legal proceedings related to the cyber security incident in 2011.

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

Currency Fluctuations: In 2014, approximately 94% of our revenue and approximately 75% of our operating expenses were generated/incurred outside of the U.S. In 2013, approximately 93% of our revenue and approximately 82% of our operating expenses were generated/incurred outside of the U.S. While the majority of our revenue is generated outside of the U.S., the majority of our revenue is billed in U.S. Dollars. In 2014, approximately 65% of our revenue was denominated in U.S. Dollars, 30% was denominated in Euros and 5% was denominated in other currencies. In 2013, approximately 69% of our revenue was denominated in U.S. Dollars, 26% was denominated in Euros and 4% was denominated in other currencies.

Since a significant portion of our revenues and operating expenses are outside the U.S. and denominated in currencies other than the U.S. Dollar, changes in currency exchange rates, especially the Euro to U.S. Dollar, can have a significant impact on revenue and expenses. To minimize the net impact of currency on operating earnings, we attempt to denominate an amount of billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency. For the full-year 2014, we estimate that our revenue denominated in Euros of $61,200 compared to operating expenses denominated in Euros of $44,400. For the full-year 2013, we estimate that our revenue denominated in Euros of $40,200 compared to operating expenses denominated in Euros of $42,600.

In 2014 compared to 2013, the U.S. Dollar, on average, weakened approximately 1% against the Euro. We estimate that the net impact of the change in currency rates in 2014 compared to 2013 resulted in a decrease in revenue of approximately $214 and an increase in operating expenses of $261. While the average full-year rate for the U.S. Dollar compared to the Euro was comparable, the U.S. Dollar strengthened approximately 8% in the fourth quarter of 2014 compared to the fourth quarter of 2013. Through the first nine months of 2014 the U.S. Dollar was approximately 3% weaker in 2014 than in 2013 and the cumulative revenue denominated in Euros was approximately $4,700 lower than cumulative operating expenses denominated in Euros. As a result, we estimate that the change in exchange rate through the first nine months of 2014 increased revenues by $1,355 and increased operating expenses by $1,452. In the fourth quarter of 2014, compared to the fourth quarter of 2013, the U.S. Dollar strengthened approximately 8% compared to the Euro. Also, in the fourth quarter of 2014, revenue denominated in Euros was approximately $1,100 higher than the operating expenses denominated in Euros. As a result, we estimate that the change in exchange rate in the fourth quarter decreased revenues by $1,569 and decreased operating expenses by $1,191.

In 2013 compared to 2012, on average, the U.S. Dollar weakened approximately 3% against the Euro. We also estimate that the change in currency rates in 2013 compared to 2012 resulted in an increase in revenue of approximately $708 and an increase in operating expenses of $1,280.

The financial position and the results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland and Singapore, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates generated a comprehensive loss of $4,468 in 2014 and a comprehensive gain of $1,906 and $1,677 in 2013 and 2012, respectively. These amounts are included as a separate component of stockholders’ equity. The functional currency for both our subsidiaries in Switzerland and Singapore is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations as other non-operating income/expense. In 2014, 2013, and 2012, we reported foreign exchange transaction losses of $1,382, $624, and $410, respectively.

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

	Europe, Middle East, Africa (EMEA)	United States	Asia Pacific	Other Countries	Total
Total Revenue:
2014	$129,385	$12,098	$42,365	$17,689	$201,537
2013	95,794	11,781	27,356	20,116	155,047
2012	94,992	11,144	32,783	15,111	154,029
Precent of Total
2014	64%	6%	21%	9%	100%
2013	62%	7%	18%	13%	100%
2012	62%	7%	21%	10%	100%

2014 Compared to 2013

Total revenue in 2014 increased $46,490, or 30%, from 2013. The increase in total revenue was primarily attributable to an increase in hardware products sold to the Banking market and non-hardware products sold to both the Banking and Enterprise and Application Security markets. Please see the discussion below under “Revenue by Target Market” for additional information regarding the changes in revenue from the Banking market and the Enterprise and Application Security market.

Revenue generated in EMEA for the full-year 2014 was $33,591, or 35%, higher in 2014 than in 2013. The increase reflected an increase of approximately 39% in revenue from the Banking market and an increase of approximately 20% in revenue from the Enterprise and Application Security market. The increase in revenue in the Banking market was driven by an increase in both hardware products, in large part from card readers that either include our CrontoSign technology or provide a high level of functionality, and non-hardware products, primarily our mobile solutions. Growth in revenue from the Enterprise and Application Security market came from non-hardware products, primarily maintenance.

Revenue generated in the United States for the full-year 2014 was $317, or 3%, higher in 2014 than in 2013. Revenue was approximately 30% higher in the Enterprise and Application Security market and was partially offset by a decline of approximately 13% in the Banking market. In the second half of 2014, HSBC adopted two-factor authentication for its retail internet banking application, but the results from their rollout was not large enough to offset our shortfall in the first half of the year when compared to the same period in 2013. To date, no other large U.S. bank has made a firm commitment to adopt two-factor authentication for their retail internet banking applications.

Revenue generated in Asia Pacific for the full-year 2014 was $15,009, or 55%, higher in 2014 than in 2013. Revenue was approximately 63% higher in the Banking market and 7% lower in the Enterprise and Application Security market when compared to the revenue for full-year 2013. The increase in revenue in the Banking market came primarily from Japan and Hong Kong, in part reflecting the addition of new customers.

Revenue generated in other countries for the full-year 2014 was $2,427, or 12%, lower in 2014 than in 2013. Revenue in other countries was approximately 14% lower in the Banking market and 26% higher in the Enterprise and Application Security market when compared to the revenue for full-year 2013.

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

2013 Compared to 2012

Total revenue in 2013 increased $1,018 (or 1%) from 2012. The increase in total revenue was primarily attributable to an increase in non-hardware products sold to the Banking market and the strengthening of the Euro as compared to the U.S. Dollar, partially offset by a decrease in hardware products sold to both the Banking and Enterprise and Application Security markets. Please see the discussion below under “Revenue by Target Market” for additional information regarding the changes in revenue from the Banking market and the Enterprise and Application Security market.

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

Revenue by Target Market: Revenue is generated currently from two primary markets, (1) Banking and (2) Enterprise and Application Security, through the use of both direct and indirect sales channels. The Enterprise and Application Security market includes products used by employees of corporations to secure their internal networks (the Enterprise Security market) and business-to-business, business-to-consumer, e-commerce, e-government, e-gaming and other vertical applications (the Application Security market) that are not related to banking or finance. In addition, maintenance and support services associated with all markets are included in the Enterprise and Application Security market results. Management currently views the Enterprise and Application Security market as one market because the same products are sold using the same methods to both groups (i.e., a direct touch model and channel distribution model). Sales to the Enterprise and Application Security market are generally for smaller quantities and higher prices than sales made to the Banking market. The breakdown of revenue between the two primary markets is as follows:

	Banking	Enterprise & Application Security	Total
Total Revenue:
2014	$168,073	$33,464	$201,537
2013	126,781	28,266	$155,047
2012	124,676	29,353	$154,029
Precent of Total:
2014	83%	17%	100%
2013	82%	18%	100%
2012	81%	19%	100%

2014 Compared to 2013

Revenue for the full year 2014 from the Banking market increased $41,292, or 33%, from 2013 and revenue from the Enterprise and Application Security market increased $5,198 or 18% in the same period.

The increase in revenues from the Banking market reflects an increase in both hardware and non-hardware. The increase in hardware revenue resulted primarily from increased sales of our card readers that either include our CrontoSign technology or provide a high level of functionality, such as those that can read both a bank card and a government issued identification card. The increase in non-hardware products primarily reflected an increase in revenue from our mobile solutions, such as DIGIPASS for Mobile or DIGIPASS for Apps, and revenue from license and support revenue related to CrontoSign products.

The increase in revenue from the Enterprise and Application Security market reflects an increase in non-hardware revenue, primarily maintenance and support.

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

•

upgrading to products that are more convenient for their customers to use and/or provide a higher level of security (e.g., our products with electronic or digital signing capability) to counteract the increasing sophistication of parties attempting to steal their customers’ identities or conduct man-in-the-middle attacks,

•	establishing a competitive advantage in their market place by providing technology that differs from their competitors,

•	expanding the use of our products to provide security over new applications that may be offered by our customers to their application users, and

•	replacing existing products that may have been lost or are reaching the end of their useful lives.

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

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue from continuing operations for the years ended December 31, 2014, 2013, and 2012.

	Percentage of Revenue Year Ended December 31,
	2014	2013	2012
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	36.6	35.6	35.4

Gross profit	63.4	64.4	64.6
Operating costs
Sales and marketing	21.5	26.0	24.5
Research and development	9.7	13.8	12.2
General and administrative	11.1	13.7	13.0
Amortization of purchased intangible assets	2.2	2.1	1.2

Total operating costs	44.5	55.6	50.9

Operating income	18.9	8.8	13.7
Interest income, net	0.1	0.1	0.2
Other income (expense), net	(0.1)	0.2	0.2

Income before income taxes	18.8	9.1	14.1
Provision for income taxes	2.6	2.0	3.6

Net income	16.2	7.1	10.5

Gross Profit

2014 Compared to 2013

Consolidated gross profit for 2014 was $127,766, an increase of $27,895, or 28%, from the $99,871 reported for 2013. Gross profit as a percentage of revenue (“gross profit margin”) was 63% in 2014 compared to 64% in 2013. The decrease in the gross profit margin was primarily attributable to the following factors:

•	an unfavorable mix of products sold, with revenues from the Enterprise and Application Security market decreasing from 18% to 17% of our total revenue, and

•	a decline in the gross margins from hardware products sold in the Banking market.

Gross margin on product sold reflects the specific mix of product and quantities sold in each period. As the size of deals increase, the gross margin generally declines. For 2014, gross margins from product sold in the Banking market was approximately 1.8 percentage points lower than in 2013. Gross margins from product sold in the Enterprise and Application Security market was approximately 0.5 percentage points higher in 2014 compared to 2013.

Revenue from the Enterprise and Application Security market, which generally has gross profit margins that are 20 to 30 percentage points higher than the Banking market, was 17% of our total revenue for the full-year 2014 compared to 18% of our total revenue for the full-year 2013.

The decline in gross margin from product sold in the Banking market is primarily attributable to the increase in card readers sold as a percentage of revenue. Card readers, which generally have gross profit margins that are 15 to 25 percentage points lower than other hardware-related margins due to competitive pricing pressures, were 25% of our total revenue for the full-year 2014 compared to 14% of our revenue for the full-year 2013. In 2014, we experienced increased demand for our card readers that either include our CrontoSign technology or provide a high level of functionality, such as those that can read both a bank card and a government issued identification card.

There were no significant changes for the full-year 2014 compared to the full-year 2013 in other factors that often affect our gross margins as a percentage of revenue. Non-hardware related revenues as a percentage of total revenue were 27% in 2014 compared to 28% in 2013. Write-downs of inventory and non-product costs did not change materially in 2014 compared to 2013. As noted above, the average exchange rates in both years were also comparable.

Our backlog at December 31, 2014 of firm orders scheduled to ship in 2015 includes a significant amount of card readers that include our CrontoSign technology and, as a result, we expect that our consolidated gross margins as a percent of revenue will be lower in 2015 than in 2014. The actual change in gross margin as a percent of revenue for 2015 compared to 2014 will, however, reflect the final mix of product sold in 2015. With our strategy to focus on revenues from non-hardware products, we expect the negative impact of the higher volume of card readers to be offset in part by increased revenues from non-hardware products.

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

Generally, the most significant factor driving our operating expenses is our headcount. Direct compensation and benefit plan expenses generally represent between 55% and 65% of our operating expenses. In addition, a number of other expense categories are directly related to headcount. We attempt to manage our headcount within the context of the economic environments in which we operate and the investments that we believe we need to make to help ensure that our infrastructure is able to support future growth and ensure that our products are competitive. The headcount from continuing operations for 2011 through 2014 is recapped in the following table:

	Headcount at December 31,	% Increase (Decrease) in Headcount	Average Headcount for Full Year*	% Increase (Decrease) in Average Headcount
2011	358	5%	355	11%
2012	374	4%	367	3%
2013	396	6%	392	7%
2014	371	(6%)	380	(3%)

*	Average is based on the headcount at the end of five consecutive quarters.

In 2014, we reduced staff in selected areas in an effort to improve profitability in those areas. The targeted reductions were made both in sales and marketing and in research and development. The reduction in sales and marketing was primarily focused on improving the profitability of the Enterprise and Application Security business. The reduction in research and development primarily reflected additional fine tuning related to the shutdown of our engineering operations in Australia and the move of research and development activities previously done in Australia to Austria, as well as reductions related to re-prioritizing projects for our services platform.

For 2015, we expect to increase headcount in all function areas with the largest increases coming in sales and marketing and in research and development. We plan to increase headcount in:

•	Sales in an effort to accelerate the growth of our newer products, such as the mobile applications and the services platform;

•	Marketing to improve the name and brand recognition of the company in all of our markets, and

•	Research and development to continue developing state-of-the art products for all of our markets.

The comparison of operating expenses in both 2014 to 2013 and 2013 to 2012 were impacted by changes to our long-term incentive plan compensation expenses that relate to our performance in each year. For the full-year 2014, 2013 and 2012, operating expenses included $3,250, $2,587 and $3,726, respectively, of expense related to long-term incentive plans. Based on our performance in 2014, long-term incentive awards granted at the beginning of 2014 were earned. In 2013 and 2012, we fell short of our targets and, as a result, long-term incentive awards for those years were not earned. Long-term incentive plan compensation expense includes both cash and stock-based incentives.

Sales and Marketing Expenses

2014 Compared to 2013

Consolidated sales and marketing expenses for the year ended December 31, 2014 were $43,362, an increase of $3,039, or 8%, from $40,323 reported for 2013. This increase in sales and marketing expenses primarily relates to:

•	higher compensation expenses of approximately $3,292 related primarily to incentive compensation payments such as commissions and bonuses, and

•

an increase in purchased services cost of $604, which includes the cost of services provided to us by persons that are not our direct employees, with the increase in cost of such services also primarily related to incentive payments based on our overall performance, partially offset by

•	reductions in expense in various other accounts, none of which we consider material on a standalone basis.

Our average full-year headcount decreased 1% in 2014 compared to 2013. The average full-time sales, marketing and operations employee headcount was 186 in 2014 compared to 187 in 2013. At year-end 2014, 2013 and 2012, the company employed 179, 193 and 172 sales, marketing and operations employees, respectively.

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

Research and Development Expenses

2014 Compared to 2013

Consolidated research and development costs for the year ended December 31, 2014 were $19,497, a decrease of $1,818, or 9%, from the $21,315 reported for 2013. The decrease in research and development was primarily attributable to:

•

lower compensation expenses of approximately $1,930 as a result of having lower average full-year headcount in 2014 than in 2013 and the fact that expense for the full-year 2013 included redundancy costs of $645 related to the closure of the Brisbane, Australia facility, and

•	lower purchased service costs of approximately $420, primarily related to the completion of work by outside third parties on our services platform,

partially offset by,

•	an increase of approximately $218 associated with having a full-year of operating expenses associated with Cronto Ltd., which was acquired in May of 2013, and

•	approximately $128 of operating expenses associated with Risk IDS, which was acquired in May of 2014.

The average research and development headcount decreased approximately 6% to 137 in 2014 from 145 in 2013. At year-end 2014, 2013 and 2012, we employed 136, 143 and 143 research and development employees, respectively. The reduction in headcount primarily reflected efficiencies gained by completing the consolidation of our research and development operations previously in Brisbane, Australia into Vienna, Austria in the first quarter of 2014 and was partially offset by increases in staff in other locations.

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

The average research and development headcount increased approximately 4% to 145 in 2013 from 140 in 2012. The increase in headcount related to the addition of staff in our offices in Vienna, Austria in order to facilitate the transfer of engineering activities from our operations in Brisbane, Australia and the addition of Research & Development staff at Cronto, which was acquired in May 2013.

General and Administrative Expenses

2014 Compared to 2013

Consolidated general and administrative expenses for the year ended December 31, 2014 were $22,287, an increase of $1,091 or 5%, from the $21,196 reported for 2013. The increase in general and administrative expense was primarily attributable to increases in incentive-based compensation, including $442 of long-term incentive compensation expenses for administrative staff.

The average full-time general and administrative employee headcount decreased approximately 3% to 58 persons in 2014 from 59 persons 2013. At year-end 2014, 2013 and 2012, we employed 56, 60 and 59 general and administrative employees, respectively.

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

We estimate general and administrative expenses increased approximately $278 in 2013 primarily as a result of the strengthening of the Euro to the U.S. Dollar.

The average full-time general and administrative employee headcount increased approximately 5% to 59 persons in 2013 from 56 persons in 2012.

Amortization Expense

2014 Compared to 2013

Amortization expense for 2014 was $4,532, an increase of $1,207, or 36%, from $3,325 reported for 2013. The increase was primarily related to the amortization of intangible assets associated with our acquisition of Cronto Ltd. for twelve months in 2014 compared to 7 months of amortization in 2013.

2013 Compared to 2012

Amortization expense for 2013 was $3,325, an increase of $1,420 or 75% from $1,905 reported for 2012. The increase was primarily related to the amortization of intangible assets associated with our acquisition of Cronto in May 2013.

Interest Income, Net

2014 Compared to 2013

Consolidated net interest income was $118 in 2014 compared to $162 in 2013. The decrease in net interest income reflected a decrease in the average return on invested balances partially offset by an increase in the average net cash balance. Our return on average net cash balances was 0.1% in 2014 compared to 0.2% in 2013. Average net cash and short term investment balances were $117,715 in 2014, an increase of $20,388, or 21%, from $97,327 in 2013. We expect that the rates of return on invested cash will continue to be minimal in 2015.

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

Other Income (Expense), net

2014 Compared to 2013

Other income (expense), net in 2014 primarily included exchange gains (losses) on transactions that are denominated in currencies other than a subsidiary’s functional currency and subsidies received from foreign governments related to increasing trade in other countries or increasing spending on research and development. Other expense of $286 in 2014 compared to other income of $240 in 2013. The decrease in other income primarily reflects an increase in exchange losses. Exchange losses were $1,382 and $624 in 2014 and 2013, respectively.

2013 Compared to 2012

Other income was $240 in 2013 compared to $409 in 2012. The decrease in other income primarily reflects an increase in exchange losses. Exchange losses were $624 and $410 in 2013 and 2012, respectively.

Income Taxes

2014 Compared to 2013

Income tax expense for 2014 was $5,309, compared to $3,147 in 2013. The effective tax rate in 2014 was 14%, a decrease of 8 percentage points from 22% in 2013. The decrease in the rate in 2014 is primarily attributable to a significant increase in earnings from our foreign operations, the majority of which were taxed at the lower rate in Switzerland versus other higher taxed jurisdictions in Europe.

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

Foreign Tax Credit and Loss Carryforwards Available

At December 31, 2014, we had foreign tax credit carryforwards of $5,516. Foreign tax credits of $944 expire in 2015 and the remaining $4,572 expire in 2023 and 2024. We have not provided a valuation reserve for the foreign tax credits because we believe that it is more likely than not that they will be realized.

At December 31, 2014, we also had foreign NOL carryforwards of $4,366 and other foreign deductible carryforwards of $3,568. The foreign NOL carryforwards have no expiration dates and the other deductible carryforwards expire from 2016 to 2021. At December 31, 2014, we had a valuation allowance of $2,378 for certain foreign deferred tax assets and $122 for U.S. state tax NOL. A reduction in the valuation allowance reduces income tax expense in the same period. See Note 7 to the consolidated financial statements for more information on tax loss carryforwards.

Income/Loss from Discontinued Operations

We had income from discontinued operations of $873 in 2014 compared to $180 for the full-year 2013. The income reported in 2014 reflected the settlement of all claims between us and the parties from whom we purchased DigiNotar in 2011. The income reported in 2013 reflected a change in the estimated cost to settle certain liabilities accrued in previous periods.

Note 3 of the consolidated financial statements contains additional information about the discontinued operations. See Part 1, Item 1A – Risk Factors and Part 1, Item 3 - Legal Proceedings for additional information related to DigiNotar B.V.

Liquidity and Capital Resources

At December 31, 2014, we had net cash balances (total cash, cash equivalents and restricted cash less bank borrowings) of $72,441 and short term investments of $64,940. We had no outstanding debt or restricted cash at December 31, 2014.

Short term investments at December 31, 2014, consisting of high quality commercial paper with maturities of less than nine months, were held by our U.S. entities and issued by domestic and foreign corporations.

At December 31, 2014, we held $24,063 of cash in banks in the United States and $48,378 of cash in banks outside of the United States. Of that amount, $47,312 is not subject to significant repatriation restrictions, but would be subject to taxes upon repatriation. We have not provided U.S.tax on unremitted foreign earnings as we consider them to be permanently invested.

Cash provided by operating activities was $38,754 during the year ended December 31, 2014. During 2014, we used $67,800 for investing activities, including net short term investments of $64,940 and $1,453 for additions to property and equipment. Financing activities provided $181, primarily consisting of the tax benefit of stock-based compensation and proceeds from the exercise of stock options.

Cash provided by operating activities was $10,331 during the year ended December 31, 2013. During 2013, we used $20,466 for investing activities, including $19,495 for the purchase of Cronto and $944 for additions to property and equipment. Financing activities provided $2,434, primarily stock option proceeds and tax benefits.

The net effect of 2014 activity resulted in a decrease in net cash of $26,166 and a net cash balance of $72,441 at December 31, 2014, compared to $98,607 at the end of 2013. Our working capital at December 31, 2014 was $161,029, an increase of $36,490 or 29% from $124,539 at December 31, 2013. The change is primarily attributable to the generation of positive cash flow from operations in 2014. Our current ratio was 4.6 to 1.0 at December 31, 2014.

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

Contractual Obligations

The company has the following contractual obligations:

	Payments due by period
	Total	1 year	2-3 years	4-5 years	More than 5 years
Operating lease obligations	$10,576	$3,322	$5,127	$1,759	$368
Purchase obligations	40,114	40,114	0	0	0
Warranty reserve	85	85	0	0	0

	$50,775	$43,521	$5,127	$1,759	$368

Purchase obligations are primarily for inventory. As further described in our Critical Accounting Policies, we regularly monitor inventories to ensure they are realizeable at stated values.

The company had $560 of unrecognized tax benefits as of both December 31, 2014 and 2013, which have been set aside in a reserve in accordance with ASC 740-10. These amounts are not included in the above table as the timing of payment of such obligations, if any, is not determinable.

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

We have not recognized any impairment for the years ended December 31, 2014, 2013 or 2012 as the fair value of our reporting unit substantially exceeded the carrying amount.

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

At December 31, 2014, we had foreign tax credit carryforwards of $5,516 and foreign NOL carryforwards of $4,366. In addition, at December 31, 2014, we had other deductible carryforwards of $3,568. ASC 740-10 requires that valuation allowances be established for deferred tax assets if it is more likely than not that the assets will not be realized. We have provided valuation allowances against certain foreign deferred tax assets. (See Note 7 to the consolidated financial statements for more information regarding the NOL and valuation allowance.)

Also in accordance with ASC 740-10, we have unrecognized tax benefits related to uncertain tax positions. We have identified one exposure concerning cost allocations used in the implementation of our worldwide strategy related to the ownership of our intellectual property for which we had an unrecognized tax benefit of $560 at both December 31, 2014 and 2013, which is an offset to our U.S. deferred tax asset at the end of each respective period.

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

Item 7A - Quantitative and Qualitative Disclosures about Market Risk (In thousands)

Foreign Currency Exchange Risk – In 2014, approximately 94% of our business was conducted outside the United States, primarily in Europe, Latin America and Asia/Pacific. A significant portion of our business operations is transacted in foreign currencies. As a result, we have exposure to foreign exchange fluctuations. We are affected by both foreign currency translation and transaction adjustments. Translation adjustments result from the conversion of the foreign subsidiaries’ balance sheets and income statements to U.S. Dollars at year-end exchange rates and weighted average exchange rates, respectively. Translation adjustments resulting from this process are recorded directly into stockholders’ equity. Transaction adjustments result from currency exchange movements when one of our companies transacts business in a currency that differs from its local currency. These adjustments are recorded as gains or losses in our statements of operations. Our business transactions are spread across numerous countries and currencies. This geographic diversity reduces the risk to our operating results. As noted in Management’s Discussion and Analysis above, we attempt to minimize the net impact of currency on operating earnings by denominating an amount of billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency.

Interest Rate Risk – We have minimal interest rate risk. We had no debt outstanding at December 31, 2014. Our cash, cash equivalents, and short term investments are invested in short-term instruments at current market rates. If rates were to increase or decrease by one percentage point, the company’s interest income would increase or decrease approximately $1,374 annually.

Impairment Risk – At December 31, 2014, we had goodwill of $22,208 and other intangible assets of $12,819, primarily from acquisitions including Risk IDS in 2014, Cronto in 2013, and other acquisitions prior to 2012. We assess the net realizable value of goodwill at least annually, and the net realizable value of other intangible assets whenever events or circumstances change indicating the carrying value may not be recoverable. For the twelve months ended December 31, 2014, 2013, and 2012, we did not incur any impairments however, we may incur impairment charges in future periods.

Item 8 - Financial Statements and Supplementary Data

The information in response to this item is included in our consolidated financial statements, together with the report thereon of KPMG LLP, appearing on pages F-1 through F-22 of this Form 10-K, and in Item 7 under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who, respectively, are our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended December 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the fiscal quarter ended December 31, 2014, our disclosure controls and procedures were effective to provide assurance that (i) the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Notwithstanding the limitations noted above, our principal executive officer and principal financial officer have both concluded that our disclosure controls and procedures and internal control over financial reporting were effective at a reasonable level of assurance as of December 31, 2014.

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Controls (COSO) – Integrated Framework (2013). Based on our assessments we believe that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

VASCO Data Security International, Inc.:

We have audited VASCO Data Security International, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). VASCO Data Security International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, VASCO Data Security International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VASCO Data Security International, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 13, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois

March 13, 2015

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

All information in response to this Item is incorporated by reference to the “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Compliance” sections of VASCO’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 11 - Executive Compensation

The information in response to this Item is incorporated by reference to the “Executive Compensation” section of VASCO’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in response to this Item is incorporated by reference to the “Security Ownership of Certain Beneficial Owners, Directors and Management” section of VASCO’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information in response to this Item is incorporated by reference to the “Directors and Executive Officers” and “Transactions with Related Persons” sections of VASCO’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 14 - Principal Accounting Fees and Services

The information in response to this Item is incorporated by reference to the “Report of the Audit Committee” section of VASCO’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K.

(1) The following consolidated financial statements and notes thereto, and the related independent auditors’ report, are included on pages F-1 through F-22 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

(2) The following consolidated financial statement schedule of the company is included on page F-23 of this Form 10-K:

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned consolidated financial statements.

(3) The following exhibits are filed with this Form 10-K or incorporated by reference as set forth at the end of the list of exhibits:

Exhibit Number	Description

2.1	IP Purchase Agreement between VASCO Data Security International GmbH and DigiNotar Technologie B.V., DigiNotar Notariaat B.V., DigiNotar B.V., and DigiNotar Holding B.V. dated January 10, 2011. (Incorporated by reference—Form 8K filed January 14, 2011.)

2.2	Share Sale and Purchase Agreement between VASCO Data Security International GmbH and DigiNotar Holding B.V., DigiNotar B.V., and DigiNotar Notariaat B.V. dated January 10, 2011. (Incorporated by reference—Form 8K filed January 14, 2011.)

2.3	Agreement between VASCO Data Security International GmbH and D.B.A. ten Burg Holding B.V. and Bosco Holding B.V. dated January 10, 2011. (Incorporated by reference—Form 8K filed January 14, 2011.)

2.4	Agreement for the Sale and Purchase of the Entire Issued Capital of Cronto Limited dated May 20, 2013. (Incorporated by reference – Form 8K filed May 23, 2013.)

3.1	Certificate of Incorporation of Registrant, as amended. (Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as amended (Registration No. 333-35563), originally filed on September 12, 1997.)

3.2	Bylaws of Registrant, as amended and restated December 12, 2007. (Incorporated by reference—Form 8-K filed on December 18, 2007.)

Exhibit Number	Description

4.1	Specimen of Registrant’s Common Stock Certificate. (Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as amended (Registration No. 333-35563), originally filed on September 12, 1997.)

4.2*	Form of Award Agreement for Stock Option Grant under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated. (Incorporated by reference—Form 10-K filed March 14, 2008.)

4.3*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated (time-based vesting) with respect to awards granted on January 9, 2008. (Incorporated by reference—Form 8-K/A filed January 16, 2008.)

4.4*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan as Amended and Restated (performance-based vesting) with respect to awards granted on January 9, 2008. (Incorporated by reference—Form 8-K/A filed January 16, 2008.)

4.5*	Form of Award Agreement for Deferred Stock under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated (performance-based vesting). (Incorporated by reference—Form 10-K filed March 14, 2008.)

4.6*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated (time-based vesting) with respect to awards granted on or after January 8, 2009. (Incorporated by reference—Form 8K filed January 14, 2009.)

4.7*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan as Amended and Restated (performance-based vesting) with respect to awards granted on or after January 8, 2009. (Incorporated by reference—Form 8-K filed January 14, 2009.)

4.8*	Form of Option Agreement under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan as Amended and Restated with respect to awards granted prior to January 9, 2008. (Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as amended (Registration No. 333-35563), originally filed with the Securities and Exchange Commission on September 12, 1997.)

4.9*	Form of Award Agreement for Deferred Stock under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan. (Incorporated by reference—Form 10-K filed March 16, 2010.)

4.10*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan. (Incorporated by reference—Form 10-K filed March 16, 2010.)

4.11*	Form of Award Agreement for Performance Shares under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted in 2010. (Incorporated by reference—Form 10-K filed March 16, 2010.)

4.12*	Form of Award Agreement for Performance Shares under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted in 2011. (Incorporated by reference—Form 10-K filed March 11, 2011.)

4.13*	Form of Award Agreement for Performance Shares under VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted in 2012. (Incorporated by reference—Form 10-K filed March 9, 2012.)

Exhibit Number	Description

4.14*	Form of Award Agreement for Performance Shares under VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted in 2013. (Incorporated by reference—Form 10-K filed March 8, 2013.)

4.15*	Form of Award Agreement for Performance Shares under VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted in 2014. (Incorporated by reference—Form 10-K filed March 12, 2014.)

4.16*	Form of Award Agreement for Performance Shares under VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted in 2015.

10.1*	1997 VASCO Data Security International, Inc. Stock Compensation Plan, as Amended and Restated. (Incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Schedule 14A, filed with the SEC on April 30, 1999.)

10.3*	Employment agreement with Clifford Bown. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 31, 2003.)

10.4	Share Sale and Purchase Agreement by and among VASCO Data Security International, Inc., A.O.S. Holding B.V., Filipan Beheer B.V., Mr. Mladen Filipan and Pijnenburg Beheer N.V., dated February 4, 2005 (Incorporated by reference—Form 8-K filed February 8, 2005.)

10.5*	Employment Agreement by and between VASCO Data Security International, Inc. and Jan Valcke effective as of January 1, 2005. (Incorporated by reference—Form 8-K filed July 1, 2005.)

10.6*	Letter agreement dated February 26, 2007, supplementing the Employment Agreement dated January 1, 2003, between the company and Clifford K. Bown. (Incorporated by reference—Form 8K filed March 2, 2007.)

10.7*	Letter agreement dated January 8, 2009, supplementing the Employment Agreement dated January 1, 2003, between the company and Clifford K. Bown. (Incorporated by reference—Form 8K filed January 14, 2009.)

10.9*	Employment Agreement Amendment, dated December 31, 2008 by and between VASCO Data Security International, Inc. and Clifford K. Bown (Incorporated by reference—Form 8-K filed January 14, 2009.)

10.10*	Amendment to the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, dated December 19, 2008. (Incorporated by reference—Form 8-K filed January 14, 2009.)

10.11*	VASCO Data Security International, Inc. 2009 Equity Incentive Plan, effective December 19, 2008. (Incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Schedule 14A, filed with the SEC on April 30, 2009.)

10.12*	VASCO Data Security International, Inc. Executive Incentive Compensation Plan, effective December 19, 2008. (Incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Schedule 14A, filed with the SEC on April 30, 2009.)

10.13*	Amended and Restated Employment Agreement effective as of January 1, 2011 between VASCO Data Security International, Inc. and T. Kendall Hunt. (Incorporated by reference—Form 8-K filed December 21, 2010.)

10.14*	Letter Agreement dated February 15, 2011, by and between VASCO Data Security International, Inc. and T. Kendall Hunt. (Incorporated by reference—Form 8-K filed February 22, 2011.)

Exhibit Number	Description

10.15*	First Amendment dated April 23, 2014, to Amended and Restated Employment Agreement effective January 1, 2011 between VASCO Data Security International, Inc. and T. Kendall Hunt. (Incorporated by reference—Form 8-K filed April 28, 2014.)

10.16*	Second Amendment dated November 24, 2014, to Amended and Restated Employment Agreement effective January 1, 2011 between VASCO Data Security International, Inc. and T. Kendall Hunt. (Incorporated by reference—Form 8-K filed November 25, 2014.)

14.1	VASCO Data Security International, Inc. and Subsidiaries Code of Conduct and Ethics. (Incorporated by reference—Form 8-K filed March 12, 2008.)

14.2	Amended VASCO Data Security International, Inc. and Subsidiaries Code of Conduct and Ethics. (Incorporated by reference—Form 8-K filed April 27, 2010.)

14.3	Amended Corporate Governance Guidelines of the Board of Directors of VASCO Data Security International, Inc. and Subsidiaries. (Incorporated by reference—Form 8-K filed June 21, 2013 and Form 8-K/A filed July 30, 2013.)

21	Subsidiaries of Registrant.

23	Consent of KPMG LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 13, 2015.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 13, 2015.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 13, 2015.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 13, 2015.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

VASCO Data Security International, Inc.:

We have audited the accompanying consolidated balance sheets of VASCO Data Security International, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the accompanying consolidated financial statement Schedule II – Valuation and Qualifying Accounts. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois

March 13, 2015

VASCO Data Security International, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2014	2013
ASSETS
Current assets
Cash and equivalents	$72,441	$98,607
Short term investments	64,940	0
Accounts receivable, net of allowance for doubtful accounts of $223 in 2014 and $650 in 2013	29,994	28,528
Inventories	33,875	25,653
Prepaid expenses	2,312	2,719
Foreign sales tax receivable	598	543
Deferred income taxes	906	1,634
Other current assets	1,160	2,051
Assets of discontinued operations	0	1,910

Total current assets	206,226	161,645
Property and equipment:
Furniture and fixtures	5,231	5,221
Office equipment	10,751	10,407

	15,982	15,628
Accumulated depreciation	(13,157)	(12,483)

Property and equipment, net	2,825	3,145
Goodwill, net of accumulated amortization	22,208	23,532
Intangible assets, net of accumulated amortization	12,819	16,733
Other assets, net of accumulated amortization	7,260	6,822

Total assets	$251,338	$211,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,680	$6,378
Deferred revenue	17,830	15,703
Accrued wages and payroll taxes	8,458	7,067
Income taxes payable	1,899	4,087
Other accrued expenses	5,413	3,841
Deferred compensation	806	0
Liabilities of discontinued operations	111	30

Total current liabilities	45,197	37,106

Deferred compensation	0	115
Other long-term liabilities	55	57
Deferred income taxes	213	321

Total liabilities	45,465	37,599

Stockholders’ equity
Preferred stock: 500 shares authorized, none issued and outstanding at December 31, 2014 or 2013	0	0
Common stock: $.001 par value per share, 75,000 shares authorized; 39,660 and 39,619 shares issued and outstanding at December 31, 2014 and 2013, respectively	40	40
Additional paid-in capital	82,450	79,871
Accumulated income	125,885	92,401
Accumulated other comprehensive income	(2,502)	1,966

Total stockholders’ equity	205,873	174,278

Total liabilities and stockholders’ equity	$251,338	$211,877

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended December 31,
	2014	2013	2012
Revenue	$201,537	$155,047	$154,029
Cost of goods sold	73,771	55,176	54,464

Gross profit	127,766	99,871	99,565

Operating costs:
Sales and marketing	43,362	40,323	37,768
Research and development	19,497	21,315	18,794
General and administrative	22,287	21,196	20,071
Amortization of purchased intangible assets	4,532	3,325	1,905

Total operating costs	89,678	86,159	78,538

Operating income	38,088	13,712	21,027
Interest income, net	118	162	261
Other income, net	(286)	240	409

Income from continuing operations before income taxes	37,920	14,114	21,697
Provision for income taxes	5,309	3,147	5,468

Net income-continuing operations	32,611	10,967	16,229
Net income (loss) from discontinued operations	873	180	(630)

Net income	$33,484	$11,147	$15,599

Basic income (loss) per share:
Continuing operations	$0.83	$0.28	$0.43
Discontinued operations	0.02	0.00	(0.02)

Total net income per share	$0.85	$0.28	$0.41

Diluted income (loss) per share:
Continuing operations	$0.83	$0.28	$0.42
Discontinued operations	0.02	0.00	(0.02)

Total net income per share	$0.85	$0.28	$0.40

Weighted average common shares outstanding:
Basic	39,337	38,873	38,068

Diluted	39,499	39,158	38,677

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the years ended December 31,
	2014	2013	2012
Net income	33,484	$11,147	$15,599
Other comprehensive income (loss) - Currency translation adjustment	(4,468)	1,906	1,677

Comprehensive income	29,016	$13,053	$17,276

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2012	38,193	$38	$71,720	$65,658	($1,617)	$135,799
Net income	0	0	0	15,599	0	15,599
Foreign currency translation adjustment	0	0	0	0	1,677	1,677
Exercise of stock options	444	0	441	0	0	441
Restricted stock awards	568	1	2,803	0	0	2,804

Balance at December 31, 2012	39,205	39	74,965	81,256	60	156,320
Net income	0	0	0	11,147	0	11,147
Foreign currency translation adjustment	0	0	0	(3)	1,906	1,903
Exercise of stock options	163	0	114	0	0	114
Restricted stock awards	251	1	2,472	0	0	2,473
Tax payments for stock issuances	0	0	(998)	0	0	(998)
Tax benefit of stock based compensation	0	0	3,318	0	0	3,318

Balance at December 31, 2013	39,619	40	79,871	92,401	1,966	174,278
Net income	0	0	0	33,484	0	33,484
Foreign currency translation adjustment	0	0	0		(4,468)	(4,468)
Exercise of stock options	20	0	51	0	0	51
Restricted stock awards	21	0	2,399	0	0	2,399
Tax payments for stock issuances	0	0	(123)	0	0	(123)
Tax benefit of stock based compensation	0	0	253	0	0	253

Balance at December 31, 2014	39,660	$40	$82,450	$125,885	($2,502)	$205,873

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income from continuing operations	$32,611	$10,967	$16,229
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	6,156	5,042	3,644
Loss on disposal of assets	0	275	0
Deferred tax expense (benefit)	492	(6,118)	1,065
Stock-based compensation	2,399	2,587	3,726
Changes in assets and liabilities:
Accounts receivable, net	(4,660)	(39)	4,530
Inventories	(8,222)	(6,492)	(2,641)
Foreign sales tax receivable	(112)	(135)	264
Other current assets	1,150	(2,865)	77
Accounts payable	4,531	(1,460)	407
Income taxes payable	(2,063)	3,641	(1,589)
Accrued expenses	3,344	565	(207)
Current deferred compensation	691	(2,424)	(1,933)
Deferred revenue	2,437	6,787	(537)

Net cash provided by operating activities of continuing operations	38,754	10,331	23,035

Cash flows from investing activities of continuing operations:
Purchase of short term investments	(94,856)	0	0
Maturities of short term investments	29,916	0	0
Purchase of Cronto	0	(19,495)	0
Additions to property and equipment	(1,453)	(944)	(1,337)
Additions to intangible assets	(112)	(294)	(326)
Other assets	(1,295)	267	117

Net cash used in investing activities of continuing operations	(67,800)	(20,466)	(1,546)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options, net	51	114	441
Tax payments for restricted stock issuances	(123)	(998)	0
Tax benefit of stock-based compensation	253	3,318	0

Net cash provided by financing activities of continuing operations	181	2,434	441

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities of discontinued operations	2,864	(306)	(974)

Net cash provided by (used in) discontinued operations	2,864	(306)	(974)

Effect of exchange rate changes on cash	(165)	145	1,015

Net increase (decrease) in cash	(26,166)	(7,862)	21,972
Cash and equivalents, beginning of year	98,607	106,469	84,497

Cash and equivalents, end of year	$72,441	$98,607	$106,469

Supplemental cash flow disclosures:
Cash paid for income taxes	$6,109	$3,121	$6,005
Cash paid for interest	0	0	0

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

Foreign Currency Translation and Transactions

The financial position and results of the operations of the majority of the company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income. Losses resulting from foreign currency transactions were $1,382, $624, and $410 in 2014, 2013, and 2012, respectively, and are included in other income (expense) in the consolidated statements of operations.

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

Undelivered elements primarily are PCS. The method by which we determine VSOE has validated that the price lists are reasonable estimates of the selling price for PCS. The estimated selling price of PCS items is based on an established percentage of the user license fee attributable to the specific software and is applied consistently to all PCS arrangements. The percentage we use to establish VSOE, which is also generally consistent with the percentage used in the price list, is developed using the “bell curve method”. This method relies on historical data to show that approximately 80% of renewals are within 15% of the median renewal percentage rate.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are high-quality short term money market instruments with maturities of three months or less. Cash and cash equivalents are held by a number of U.S. and non-U.S. commercial banks and money market investment funds.

Short Term Investments

Short term investments are stated at cost plus accrued interest, which approximates fair value. Short term investments are high-quality commercial paper and bank certificates of deposit with maturities of twelve months or less.

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

Software Development Costs

We capitalize software development costs in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy currently defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. No software development costs were capitalized in any of the years ending December 31, 2014, 2013, or 2012.

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

Fair Value of Financial Instruments

At December 31, 2014, and 2013, our financial instruments were cash equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies, as defined in ASC 820, Fair Value Measurements and Disclosures. The fair values of the financial instruments were not materially different from their carrying amounts at December 31, 2014 and 2013.

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

We assess the impairment of goodwill and intangible assets with indefinite lives each November or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Fair value of our reporting unit is determined using a market approach using our stock price which is a level 1 valuation, as defined by ASC 820-10, Fair Value Measurements and Disclosures. The amount of impairment is computed by comparing the carrying value of the assets to fair value. We did not recognize any impairment for the year ended December 31, 2014 as the fair value of our reporting unit substantially exceeded our carrying amount.

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

Inventory is comprised of the following:

	December 31,
	2014	2013
Component parts	$15,727	$12,203
Work-in-process and finished goods	18,148	13,450

Total	$33,875	$25,653

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

Income (loss) from discontinued operations, net of tax, for the twelve months ended December 31, 2014, 2013, and 2012 was as follows:

	Years ended December 31,
	2014	2013	2012
Gain (Loss) from operations	$—	$—	$—
Gain (Loss) on disposal	873	180	(630)

Gain (Loss) from discontinued operations	$873	$180	$(630)

At December 31, 2014 and 2013, remaining assets and liabilities related to DigiNotar have been classified as assets of discontinued operations and liabilities of discontinued operations, respectively, in the consolidated balance sheets and consist of the following:

	As of December 31,
	2014	2013
Contingent consideration due from escrow	$—	$1,927
Other	—	(17)

Assets of discontinued operations	$—	$1,910

Accrued professional fees	$25	$30
Income taxes payable	86	—

Liabilities of discontinued operations	$111	$30

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

Note 5 – Goodwill

Goodwill activity for the two years ended December 31, 2014 consisted of the following:

Net balance at December 31, 2012	$13,176
Additions - Cronto	9,223
Net foreign currency translation	1,133

Net balance at December 31, 2013	$23,532
Additions	919
Net foreign currency translation	(2,243)

Net balance at December 31, 2014	$22,208

December 31, 2014 balance at cost	$23,130
Accumulated amortization	(922)

Net balance at December 31, 2014	$22,208

Additions – Cronto refers to goodwill related to the acquisition of Cronto described above.

Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuations.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Note 6 – Intangible Assets

Intangible asset activity for the two years ended December 31, 2014 is detailed in the following table.

	Capitalized Technology	Patents & Trademarks	Other	Total Intangible Assets
Net balance at December 31, 2012	$4,847	$1,642	$18	$6,507
Additions-Cronto	11,937	235	1,085	13,257
Additions-Other	0	227	0	227
Net foreign currency translation	6	0	61	67
Amortization expense	(3,014)	(143)	(168)	(3,325)

Net balance at December 31, 2013	13,776	1,961	996	16,733
Additions-Other	531	167	0	698
Net foreign currency translation	(38)	(1)	(41)	(80)
Amortization expense	(4,053)	(198)	(281)	(4,532)

Net balance at December 31, 2014	$10,216	$1,929	$674	$12,819

December 31, 2014 balance at cost	$28,947	$2,435	$1,136	$32,518
Accumulated amortization	(18,731)	(506)	(462)	(19,699)

Net balance at December 31, 2014	$10,216	$1,929	$674	$12,819

Additions - Cronto refers to intangibles acquired in the acquisition of Cronto described above including capitalized technology, trademarks, customer relationships and non-compete agreements.

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations. Expected amortization of the intangible assets for the years ended:

December 31, 2015	$4,115
December 31, 2016	3,101
December 31, 2017	2,750
December 31, 2018	1,247
December 31, 2019	117
Thereafter	518

Subject to amortization	11,848
Trademarks	971

Total intangible assets	12,819

Note 7 – Income Taxes

Income from continuing operations before income taxes was generated in the following jurisdictions. For the year ended December 31, 2014, 2013, and 2012, domestic income excludes taxable intercompany dividend income of $30,650, $30,752, and $0, respectively.

	For the year ended December 31,
	2014	2013	2012
Domestic	$(3,294)	$(2,024)	$1,492
Foreign	41,214	16,138	20,205

Total	$37,920	$14,114	$21,697

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

The provision for income taxes consists of the following:

	For the year ended December 31,
	2014	2013	2012
Current:
Federal	$—	$11	$—
State	42	22	1
Foreign	4,688	3,121	4,402

Total current	4,730	3,154	4,403

Deferred:
Federal	(497)	338	866
State	361	(289)	93
Foreign	715	(56)	106

Total deferred	579	(7)	1,065

Total	$5,309	$3,147	$5,468

The U.S. federal corporate tax rate varies with taxable income. For 2014 and 2013, our statutory rate was 35%. Our statutory rate for 2012 was 34%. The differences between the income tax provisions computed using the statutory federal income tax rate and the provisions for income taxes reported in the consolidated statements of operations are as follows:

	For the years ended December 31,
	2014	2013	2012
Expected tax at statutory rate	$13,272	$4,940	$7,377
Foreign taxes at other rates	(9,107)	(2,520)	(2,513)
US tax on foreign earnings, net of foreign tax credits	(9)	212	—
State income taxes, net of federal benefit	140	(310)	53
Disallowed expenses and other	1,013	825	551

Total	$5,309	$3,147	$5,468

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Current deferred tax assets and long-term deferred tax liabilities are presented as separate line items in the balance sheet. Long-term deferred tax assets of $6,885 and $6,334 as of December 31, 2014 and 2013, respectively, are included in other assets, net of accumulated amortization. Current deferred tax liabilities as of December 31, 2014 and 2013 of $1,235 and $726, respectively, are included in other accrued liabilities. Deferred income tax balances are comprised of the following:

	As of December 31,
	2014	2013
Deferred tax assets:
U.S. foreign tax credit	$5,516	$5,058
Stock and long-term compensation plans	1,693	1,318
Foreign NOL & other carryforwards	2,629	2,930
US state income taxes	263	574
US alternative minimum tax	395	395
Deferred revenue	752	965
Reserve for uncertain tax issues	(560)	(560)
Amortization and depreciation	434	195
US tax on unremitted foreign earnings	(955)	(380)
Accrued expenses and other	124	(128)

Total gross deferred tax assets	10,291	10,367
Less: Valuation allowance	(2,500)	(2,399)

Net deferred income tax assets	$7,791	$7,968

Deferred tax liabilities:
Swiss tax allowances	$1,235	$726
Intangible assets	213	321

Deferred tax liabilities	$1,448	$1,047

Current deferred tax assets and liabilities are netted by tax jurisdiction. Similarly, long-term, deferred tax assets and liabilities are netted by tax jurisdiction.

Prior to 2013, we considered unremitted foreign earnings permanently invested and, consequently, did not provide deferred incremental U.S. taxes on them. In 2013, we determined earnings of certain subsidiaries are available for distribution. At December 31, 2014 and 2013, unremitted foreign earnings available for distribution are $19,849 and $46,012, respectively. The deferred tax liability for the incremental U.S. tax to be paid upon remittance as dividends at December 31, 2014 and 2013 was $955 and $380, respectively.

The earnings of certain subsidiaries remain permanently invested. At December 31, 2014 and 2013, total unremitted foreign earnings considered permanently invested are $83,122 and $50,398, respectively.

We utilized U.S. net operating loss (NOL) carryforwards of $10,586 in 2013 including $9,741 related to employee stock options. The stock option tax benefit of $3,318 was credited to additional paid-in capital.

Foreign tax credit carryforwards were $5,516 at December 31, 2014. Foreign tax credits of $944 expire in 2015 and the remaining $4,572 expire in 2023 and 2024. We have not provided a valuation reserve for the foreign tax credits as we believe it is more likely than not they will be realized due to our tax strategy to distribute foreign earnings to utilize foreign tax credits prior to expiration.

At December 31, 2014, we had foreign NOL carryforwards of $4,366 and other foreign deductible carryforwards of $3,568. The foreign NOL carryforwards have no expiration dates and the other deductible

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

carryforwards expire from 2016 to 2021. At December 31, 2014, we had a valuation allowance of $2,378 for certain foreign deferred tax assets and $122 for a U.S. state NOL carryforward.

The net change in the valuation allowance for the years ended December 31, 2014, 2013, and 2012, were increases of $101, $115 and $196, respectively. This valuation allowance will be reviewed on a regular basis and adjustments made as appropriate. In addition to the utilization of NOLs as noted above, the change in the valuation allowance also reflects other factors including, but not limited to, changes in our assessment of our ability to use existing NOLs and other deduction carryforwards, changes in currency rates, and adjustments to reflect differences between the actual returns filed and the estimates we made at financial reporting dates. The company expects to generate adequate taxable income to realize deferred tax assets in foreign jurisdictions where no valuation reserve exists.

We had no accrued interest or penalties for income tax liabilities at December 31, 2014. Our policy is to record interest expense and penalties on income taxes as income tax expense.

ASC 740-10, Accounting for Uncertainty in Income Taxes sets a “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions. We have identified one such exposure concerning cost allocations related to the implementation of our worldwide strategy related to the ownership of our intellectual property for which we had a reserve of $560 at December 31, 2014 and 2013. The reserve is an offset to our U.S. deferred tax asset.

Our primary tax jurisdictions and the earliest tax year subject to audit are presented in the following table.

Australia	2005
Austria	2008
Belgium	2008
Netherlands	2009
Singapore	2007
Switzerland	2011
United States	2005

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

Deferred warranty revenue at December 31, 2014 will be recognized as revenue as follows:

Year	Amount
2015	$38
2016	24
2017	18
2018	9
2019	3

Total	$92

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

We maintain a reserve for the potential cost of future warranty claims related to products sold and recognized in revenue. The reserve is included in accrued expenses. Activity in the warranty reserve account during the three years ended December 31, 2014 was as follows:

	For the years ended December 31,
	2014	2013	2012
Balance, beginning of period	$116	$45	$36
Provision for warranty claims	173	216	139
Product or cash issued to settle claims	(204)	(145)	(130)

Balance, end of period	$85	$116	$45

Note 9 – Stock Compensation Plans

In June 2009, our stockholders approved and in June 2014 our stockholders reapproved the VASCO Data Security International, Inc. 2009 Equity Incentive Plan (the “2009 Equity Plan”). The 2009 Equity Plan permits the issuance of awards in a variety of forms, including (1) shares of our common stock, (2) nonqualified and incentive stock options for the purchase of our common stock, (3) stock appreciation rights, (4) deferred stock, (5) other stock-based awards (including restricted shares, performance shares, performance units and other stock unit awards), and (6) cash incentive awards.

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

As of December 31, 2014, the number of shares allowed to be issued under the 2009 Equity Plan was 6,597 shares of the company’s common stock, representing 16.6% of the issued and outstanding shares of the company as of such date.

The following table summarizes compensation expense recorded under the two plans.

	2014	2013	2012
Restricted Stock	$2,399	$2,472	$2,804
Long-term Cash Incentives	851	115	922

Total expense	$3,250	$2,587	$3,726

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Stock Options

We have not granted stock options since 2005. There is no stock option expense for the three years ended December 31, 2014. Options granted had terms of six to ten years and vesting periods of one to five years. The company may issue new shares or treasury shares for option exercises. The following table summarizes option activity for the year ended December 31, 2014. There were no options outstanding at December 31, 2014.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	21	2.55	0.05	109
Exercised	(20)	2.55		(100)
Expired	(1)	2.53

Outstanding at December 31, 2014	0			0

Exercise of options to purchase 20 shares resulted in the issuance of 20 shares.

The intrinsic value of options exercised and the fair value of shares vested over the last three years were:

	2014	2013	2012
Intrinsic value of options exercised	$100	$1,429	$3,146
Fair value of shares vested	0	0	0

Time-Based Restricted Stock

Time-based restricted stock awards granted to non-employee directors in 2014 vest on the first anniversary date of the grant. Shares are subject to forfeiture if the service period requirement is not met. Compensation expense equal to the market value of the stock on the grant date is recorded on a straight-line basis over the vesting period as required by ASC 718-10. Compensation expense was $1,316, $1,871, and $1,849 for 2014, 2013, and 2012. The following table summarizes the time-based restricted stock activity for the year ended December 31, 2014:

	Shares	Weighted average remaining term (years)	Aggregate intrinsic value
Outstanding at January 1, 2014	424	1.85	$3,277
Shares vested	(229)		1,683
Shares awarded and issued	45		344

Outstanding at December 31, 2014	240	1.53	$6,771

The unamortized future compensation expense for time-based restricted stock awards was $718 at December 31, 2014.

Performance-Based Restricted Stock

Performance-based restricted stock awards granted to executive officers in 2014 were subject to achievement of one-year and three year performance targets established by the Board of Directors. Earned shares related to one-

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

year performance targets vest annually over four years. Earned shares related to three-year targets vest upon completion of the three-year period. Shares are subject to forfeiture if the service period requirement is not met.

The number of shares to be earned from awards granted in 2014 was152. No shares were earned in 2013 or 2012. Compensation expense, equal to the market value of the stock on the grant date, is recorded on a straight-line basis over the vesting period at the performance level deemed probable, as required by ASC 718-10. Compensation expense in 2014, 2013, and 2012 was $1,083, $600, and $956. Unamortized future compensation expense for performance-based restricted stock was $1,454 at December 31, 2014.

The following table summarizes activity related to unvested performance restricted stock shares during 2014:

	Total Unvested Shares	Weighted average remaining term (years)	Aggregate intrinsic value
Outstanding at January 1, 2014	129	1.07	997
Shares vested	(64)		470
Shares awarded	251		1,945

Outstanding at December 31, 2014	316	2.11	8,927

At December 31, 2014, total unvested shares consists of 62 earned shares and 254 unearned shares.

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

For awards granted in 2012, the one-year performance target was not met. Awards granted in 2010 vested at the end of the three-year performance period and were paid in cash during 2013. For the year ended December 31, 2013 and 2012, expense related to the awards granted in 2010 was $16, and $119, respectively.

No long-term stock incentive awards were granted in 2014 or 2013.

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

	For the years ended December 31,
	2014	2013	2012
Net income-continuing operations	$32,611	$10,967	$16,229
Net income (loss)-discontinued operations	873	180	(630)

Net income	$33,484	$11,147	$15,599

Weighted average common shares outstanding
Basic	39,337	38,873	38,068
Incremental shares with dilutive effect:
Stock options	0	152	422
Restricted stock awards	162	133	187

Diluted	39,499	39,158	38,677

Basic income (loss) per share
Continuing Operations	$0.83	$0.28	$0.43
Discontinued Operations	0.02	0.00	(0.02)

Total Net income per share	$0.85	$0.28	$0.41

Diluted income (loss) per share
Continuing Operations	$0.83	$0.28	$0.42
Discontinued Operations	0.02	0.00	(0.02)

Total Net income per share	$0.85	$0.28	$0.40

Note 11 – Employee Benefit Plan

We maintain a defined contribution pension plan for our U.S. employees established pursuant to the provisions of Section 401(k) of the Internal Revenue Code, which provides benefits for eligible employees of the company and allows us to match employee contributions. For the years ended December 31, 2014, 2013, and 2012, we contributed $119, $116, and $111, respectively, to this plan as matching contributions.

We also maintain a pension plan for our Belgian employees, in compliance with Belgian law. The plan is a defined contribution plan, but has a minimum return guarantee under Belgian law. Returns guaranteed by the pension plan administrator are essentially equal to the legal requirement. For the years ended December 31, 2014, 2013, and 2012, the company contributed $697, $655, and $542, respectively, to the plan.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Note 12 – Geographic, Customer and Supplier Information

We classify our sales by our customers’ locations in four geographic regions: 1) EMEA, which includes Europe, the Middle East and Africa; 2) the United States, which for our purposes includes sales in Canada; 3) Asia Pacific Rim; and 4) Other Countries, including Australia, Latin America and India. Information regarding geographic areas for the years ended December 31, 2014, 2013, and 2012 is as follows:

	Europe, Middle East, Africa (EMEA)	United States	Asia Pacific	Other Countries	Total
2014
Revenue	$129,385	$12,098	$42,365	$17,689	$201,537
Gross profit	80,267	10,143	23,996	13,360	127,766
Long-lived assets	35,086	3,031	31	72	38,220
2013
Revenue	$95,794	$11,781	$27,356	$20,116	$155,047
Gross profit	62,529	9,477	14,552	13,313	99,871
Long-lived assets	40,198	3,496	43	161	43,898
2012
Revenue	$94,992	$11,143	$32,783	$15,111	$154,029
Gross profit	61,367	8,842	17,178	12,178	99,565
Long-lived assets	21,857	2,470	16	163	24,506

For the years 2014, 2013, and 2012, our top 10 customers contributed 46%, 40%, and 37%, respectively, of total worldwide revenue. In 2014, 2013 and 2012, one customer accounted for approximately 11%, 18%, and 10%, respectively, of total revenue. In 2014, another customer accounted for approximately 12% of total revenue.

The majority of our products are manufactured by four independent vendors, headquartered in Hong Kong and Macau. Our hardware DIGIPASSES are assembled at facilities in mainland China.

Note 13 – Commitments and Contingencies

The company leases office space and automobiles under operating lease agreements expiring at various times through 2021. Future minimum rental payments required under non-cancelable leases are as follows:

Year	Amount
2015	$3,322
2016	2,771
2017	2,356
2018	1,113
2019	646
Thereafter	368

Total	$10,576

Rent expense under operating leases aggregated $3,061, $3,400, and $3,340 for the year ended December 31, 2014, 2013, and 2012, respectively. Rent expense is recorded on a straight-line basis over the life of the lease agreement.

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

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

We include various types of indemnification clauses in our agreements. These indemnifications may include, but are not limited to, infringement claims related to our intellectual property, direct damages and consequential damages. The type and amount of such indemnifications vary substantially based on our assessment of risk and reward associated with each agreement. We believe the estimated fair value of these indemnification clauses is minimal and there have been no previous indemnification claims, and we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. We have no liabilities recorded for these clauses as of December 31, 2014.

Note 14 – Quarterly Results of Operations (unaudited)

The quarterly results of operations are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Net sales	$38,823	$47,654	$52,633	$62,426
Gross profit	25,796	31,021	35,595	35,354
Operating expenses	21,905	23,375	21,753	22,645
Operating income	3,891	7,646	13,842	12,709
Income from Continuing Operations	3,526	6,893	11,209	10,983
Income (loss) from Discontinued Operations	(16)	(7)	(46)	941
Net income	3,510	6,886	11,163	11,924
Basic income/(loss) per share:
Continuing Operations	$0.09	$0.18	$0.28	$0.28
Discontinued Operations	0.00	0.00	0.00	0.02

Total Net income per share	$0.09	$0.18	$0.28	$0.30

Diluted income/(loss) per share:
Continuing Operations	$0.09	$0.17	$0.28	$0.28
Discontinued Operations	0.00	0.00	0.00	0.02

Total Net income per share	$0.09	$0.17	$0.28	$0.30

2013
Net sales	$35,365	$37,260	$39,156	$43,265
Gross profit	23,087	23,882	25,054	27,846
Operating expenses	20,372	21,958	20,023	23,805
Operating income	2,715	1,924	5,031	4,041
Income from Continuing Operations	2,412	1,850	3,369	3,336
Income (loss) from Discontinued Operations	374	(41)	(47)	(105)
Net income	2,786	1,809	3,322	3,231
Basic income/(loss) per share:
Continuing Operations	$0.06	$0.05	$0.09	$0.09
Discontinued Operations	0.01	0.00	0.00	(0.01)

Total Net income per share	$0.07	$0.05	$0.09	$0.08

Diluted income/(loss) per share:
Continuing Operations	$0.06	$0.05	$0.08	$0.09
Discontinued Operations	0.01	0.00	0.00	(0.01)

Total Net income per share	$0.07	$0.05	$0.08	$0.08

Due to rounding in earnings per share, the sum of the quarters may not be equal to the full year.

SCHEDULE II

VASCO DATA SECURITY INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts for trade receivables

For the year ended December 31,	Beginning Balance	Provision for Bad Debts	Chargeoffs	Foreign Currency Translation	Ending Balance
2014	$650	24	(429)	(22)	$223
2013	$1,894	24	(1,278)	10	$650
2012	$1,585	290	—	19	$1,894

See accompanying independent auditors’ report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2015.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 13, 2015.

POWER OF ATTORNEY

Each of the undersigned, in his capacity as an officer or director, or both, as the case may be, of VASCO Data Security International, Inc. does hereby appoint T. Kendall Hunt, and each of them severally, his true and lawful attorneys or attorney to execute in his name, place and stead, in his capacity as director or officer, or both, as the case may be, this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and any and all amendments thereto and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission. Each of said attorneys shall have power to act hereunder with or without the other attorney and shall have full power and authority to do and perform in the name and on behalf of each of said directors or officers, or both, as the case may be, every act whatsoever requisite or necessary to be done in the premises, as fully and to all intents and purposes as to which each of said officers or directors, or both, as the case may be, might or could do in person, hereby ratifying and confirming all that said attorneys or attorney may lawfully do or cause to be done by virtue hereof.

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