Form 10-Q
period 2015-03-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2015-05-05
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

There were 39,775,364 shares of Common Stock, $.001 par value per share, outstanding at April 23, 2015.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended March 31, 2015

This report may contain trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, DIGIPASS, Digipass as a Service (DPS), MYDIGIPASS.COM, VACMAN, aXsGUARD, Cronto and IDENTIKEY.

VASCO Data Security International, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$74,207	$72,441
Short term investments	74,879	64,940
Accounts receivable, net of allowance for doubtful accounts of $164 in 2015 and $223 in 2014	31,029	29,994
Inventories	32,697	33,875
Prepaid expenses	2,795	2,312
Foreign sales tax receivable	231	598
Deferred income taxes	143	906
Other current assets	1,384	1,160

Total current assets	217,365	206,226
Property and equipment:
Furniture and fixtures	5,035	5,231
Office equipment	10,372	10,751

	15,407	15,982
Accumulated depreciation	(12,721)	(13,157)

Property and equipment, net	2,686	2,825
Goodwill, net of accumulated amortization	20,454	22,208
Intangible assets, net of accumulated amortization	11,692	12,819
Other assets, net of accumulated amortization	6,815	7,260

Total assets	$259,012	$251,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,952	10,680
Deferred revenue	18,206	17,830
Accrued wages and payroll taxes	7,026	8,458
Income taxes payable	2,088	1,899
Other accrued expenses	5,013	5,413
Deferred compensation	86	806
Liabilities of discontinued operations	134	111

Total current liabilities	42,505	45,197
Other long-term liabilities	49	55
Deferred income taxes	126	213

Total liabilities	42,680	45,465

Stockholders’ equity
Common stock: $.001 par value per share, 75,000 shares authorized;
39,775 and 39,660 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	40	40
Preferred stock: 500 shares authorized, none issued and outstanding at March 31, 2015 or December 31, 2014	0	0
Additional paid-in capital	82,819	82,450
Accumulated income	139,519	125,885
Accumulated other comprehensive income	(6,046)	(2,502)

Total stockholders’ equity	216,332	205,873

Total liabilities and stockholders’ equity	$259,012	$251,338

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended
	March 31,
	2015	2014
Revenue	$65,135	$38,823
Cost of goods sold	27,461	13,027

Gross profit	37,674	25,796
Operating costs:
Sales and marketing	9,793	10,371
Research and development	4,549	5,141
General and administrative	6,119	5,273
Amortization of purchased intangible assets	1,136	1,120

Total operating costs	21,597	21,905

Operating income	16,077	3,891
Interest income, net	80	24
Other income (expense), net	(277)	438

Income from continuing operations before income taxes	15,880	4,353
Provision for income taxes	2,223	827

Net income from continuing operations	13,657	3,526
Loss from discontinued operations	(23)	(16)

Net income	$13,634	$3,510

Net income per share:
Basic income (loss) per share
Continuing	$0.34	$0.09
Discontinued	0.00	(0.00)

Total	$0.34	$0.09

Diluted income (loss) per share
Continuing	$0.34	$0.09
Discontinued	(0.00)	(0.00)

Total	$0.34	$0.09

Weighted average common shares outstanding:
Basic	39,527	39,272

Diluted	39,660	39,389

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended
	March 31,
	2015	2014
Net income	$13,634	$3,510
Other comprehensive income - Cumulative translation adjustment	(3,544)	78

Comprehensive income	$10,090	$3,588

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income from continuing operations	$13,657	$3,526
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	1,469	1,566
Deferred tax expense (benefit)	1,151	(869)
Stock-based compensation	795	598
Changes in assets and liabilities:
Accounts receivable, net	(3,968)	7,082
Inventories	1,178	(164)
Foreign sales tax receivable	366	(37)
Other current assets	(860)	(85)
Accounts payable	(547)	236
Income taxes payable	393	(263)
Accrued expenses	(1,208)	592
Deferred compensation	(721)	(109)
Deferred revenue	582	(746)

Net cash provided by operating activities of continuing operations	12,287	11,327

Cash flows from investing activities of continuing operations:
Purchase of short term investments	(39,871)	0
Maturities of short term investments	29,931	0
Additions to property and equipment	(320)	(352)
Additions to intangible assets	(11)	(51)
Other assets	(6)	(1)

Net cash used in investing activities of continuing operations	(10,277)	(404)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options, net	0	51
Tax payments for restricted stock issuances	(837)	(123)
Tax benefit of stock-based compensation	410	35

Net cash used in financing activities of continuing operations	(427)	(37)
Cash flows used in discontinued operations:
Net cash used in operating activities of discontinued operations	0	(38)

Net cash used in discontinued operations	0	(38)
Effect of exchange rate changes on cash	183	37
Net increase in cash	1,766	10,885
Cash and equivalents, beginning of year	72,441	98,607

Cash and equivalents, end of period	$74,207	$109,492

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of VASCO and its subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

For the three month periods ended March 31, 2015 and 2014, foreign currency transactions resulted in a loss of $617 and a gain of $159, respectively.

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

Software Development Costs

We capitalize software development costs in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. No software development costs were capitalized during the three months ended March 31, 2015.

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

We have significant foreign tax credit, net operating loss, and other deductible carryforwards in certain jurisdictions available to reduce the liability on future taxable income. A valuation reserve has been provided to offset some of these future benefits because we have not determined that their realization is more likely than not.

Fair Value of Financial Instruments

At March 31, 2015 and December 31, 2014, our financial instruments were cash equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined using level one inputs as defined in ASC 820, Fair Value Measurements and Disclosures. The fair values of the financial instruments were not materially different from their carrying amounts at March 31, 2015 and December 31, 2014.

Accounting for Leases

All of our leases are operating leases. Rent expense on facility leases is charged evenly over the life of the lease, regardless of the timing of actual payments.

Stock-Based Compensation

We have stock-based employee compensation plans, described in Note 8. ASC 718-10, Stock Compensation requires us to estimate the fair value of restricted stock granted to employees, directors and others and to record compensation expense equal to the estimated fair value. Compensation expense is recorded on a straight-line basis over the vesting period.

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

Inventories are comprised of the following:

	March 31, 2015	December 31, 2014
Component parts	$16,806	$15,727
Work-in-process and finished goods	15,891	18,148

Total	$32,697	$33,875

Note 3 – Discontinued Operations

During 2011, our wholly-owned Dutch subsidiary, DigiNotar B.V., was declared bankrupt. The court-appointed trustee is responsible for the business activities, administration and liquidation of DigiNotar B.V. Accordingly, related assets, liabilities and activities are reflected in discontinued operations.

The loss from discontinued operations, net of tax, for the three months ended March 31, 2015 and 2014 was $23 and $16, respectively.

At March 31, 2015 and December 31, 2014, liabilities of discontinued operations consist of the following:

	March 31, 2015	December 31, 2014
Accrued professional fees	$51	$25
Income taxes payable	83	86

Liabilities of discontinued operations	$134	$111

Note 4 – Goodwill

Goodwill activity for the three months ended March 31, 2015 consisted of the following:

Net balance at December 31, 2014	$22,208
Additions	0
Net foreign currency translation	(1,754)

Net balance at March 31, 2015	$20,454

March 31, 2015 balance at cost	$21,277
Accumulated amortization	(823)

Net balance at March 31, 2015	$20,454

Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuations.

Note 5 – Intangible Assets

Intangible asset activity for the three months ended March 31, 2015 is detailed in the following table.

	Capitalized Technology	Patents & Trademarks	Other	Total Intangible Assets
Net balance at December 31, 2014	$10,216	$1,929	$674	$12,819
Additions	0	55	0	55
Net foreign currency translation	(17)	(1)	(28)	(46)
Amortization expense	(1,021)	(50)	(65)	(1,136)

Net balance at March 31, 2015	$9,178	$1,933	$581	$11,692

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations.

Note 6 – Income Taxes

Our effective tax rate for 2015 is expected to be 14%. This is lower than the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates. The expected tax rate for 2014 was 19% in the first quarter. The tax rate in the first quarter of 2014 also benefited from income in foreign jurisdictions taxed at lower rates.

At December 31, 2014, we had foreign tax credit carryforwards of $5,516 for future U.S. tax returns. Foreign tax credits of $944 expire in 2015 and the remaining $4,572 expire in 2023 and 2024. We have not provided a valuation reserve for the foreign tax credits as we believe it is more likely than not that they will be realized.

At December 31, 2014, we had foreign net operating loss (NOL) carryforwards of $4,366 and other foreign deductible carryforwards of $3,568. The foreign NOL carryforwards have no expiration dates and the other deductible carryforwards expire from 2016 to 2021. At December 31, 2014, we had a valuation allowance of $2,378 for certain foreign deferred tax assets and $122 for a U.S. state NOL carryforward.

Note 7 – Warranties

We maintain a reserve for potential warranty claims related to products sold and recognized in revenue. We regularly reassess the adequacy of our estimates and adjust the amounts as necessary. Our warranty reserve is included in other accrued expenses.

The activity in our warranty liability was as follows:

	Three months ended March 31,
	2015	2014
Balance, beginning of period	$85	$116
Provision for claims	81	51
Product or cash issued to settle claims	(78)	(76)

Balance, end of period	$88	$91

At March 31, 2015, deferred revenue from extended warranties was $84.

Note 8 – Long-Term Compensation Plan and Stock Based Compensation

Under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan (“2009 Equity Incentive Plan”), we awarded 162 shares of restricted stock in the first quarter of 2015 consisting of 147 unissued shares subject to future performance criteria and 15 issued shares. The market value of the 15 issued restricted shares of $400 at the date of grant is being amortized over the vesting period of one year. The market value of the 147 unissued shares subject to performance criteria of $3,994 at the date of grant is being amortized over the respective vesting periods of one to four years.

The following table details long-term compensation plan and stock-based compensation expense for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Restricted stock	$795	$598
Long-term cash incentives	364	44

Total Expense	$1,159	$642

Note 9 – Common Stock and Earnings per Share

In connection with the 2009 Equity Incentive Plan, during the three months ended March 31, 2015, we issued 115 total shares of restricted common stock, 15 shares for awards granted in the first quarter of 2015 and 100 performance shares related to awards provisioned in prior years.

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three months ended March 31, 2015 and 2014 follow:

	Three months ended March 31,
	2015	2014
Net income - continuing operations	$13,657	$3,526
Net income (loss) - discontinued operations	(23)	(16)

Net income	$13,634	$3,510

Weighted average common shares outstanding
Basic	39,527	39,272
Incremental shares with dilutive effect:
Restricted stock awards	133	117

Diluted	39,660	39,389

Basic income (loss) per share
Continuing operations	$0.34	$0.09
Discontinued operations	$(0.00)	$(0.00)

Total net income per share	$0.34	$0.09

Diluted income (loss) per share
Continuing operations	$0.34	$0.09
Discontinued operations	$(0.00)	$(0.00)

Total net income per share	$0.34	$0.09

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except headcount, ratios, time periods and percents)

Unless otherwise noted, references in this Annual Report on Form 10-K to “VASCO”, “company”, “we”, “our”, and “us” refer to VASCO Data Security International, Inc. and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended concerning, among other things, our expectations regarding the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and services and the anticipated future growth in certain markets in which we currently market and sell our products and services or anticipate selling and marketing our products or services in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect”, “believe”, “will”, “anticipate”, “emerging”, “intend”, “plan”, “could”, “may”, “estimate”, “should”, “objective”, “goal”, “possible”, “potential”, “projected” and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These additional risks, uncertainties and other factors have been described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2014 and include, but are not limited to, (a) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasingly sophisticated hacking attempts, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, and changing government regulations, and (c) risks of general market conditions, including currency fluctuations and the uncertainties resulting from turmoil in world economic and financial markets. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements. Except for our ongoing obligations to disclose material information as required by the U.S. federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

General

The following discussion is based upon our consolidated results of operations for the quarters ended March 31, 2015 and 2014 (percentages in the discussion, except for returns on average net cash balances, are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q

We design, develop, market and support both proprietary and open standards-based hardware and software security systems that manage and secure access to information assets. We also design, develop, market, and support patented strong user authentication products and services for e-business and e-commerce. Our products enable secure financial transactions to be made over private enterprise networks and public networks, such as the Internet. Our strong user authentication is delivered via our hardware and software DIGIPASS security products (collectively “DIGIPASSES”, many of which incorporate an electronic and digital signature capability, which further protects the integrity of electronic transactions and data transmissions. Many of our software DIGIPASSES are focused on the mobile platform and can be downloaded directly to mobile devices, such as DIGIPASS for Mobile, while others are integrated directly into mobile applications (using DIGIPASS for Apps) that are downloaded onto mobile devices. Some of our DIGIPASSES are compliant with the Europay MasterCard Visa (“EMV”) standard and are compatible with MasterCard’s and VISA’s Chip Authentication Program (“CAP”). Some of our DIGIPASSES comply with the Initiative for Open Authentication (“OATH”). As evidenced by our current customer base, most of our products are purchased by businesses and, depending on the business application, are distributed to either their employees or their customers. Those customers may be other businesses or, as an example in the case of Internet and mobile banking, our customer banks’ corporate and retail customers. Our target market is any business process that uses some form of electronic interface, particularly the Internet, where the owner of that process is at risk if unauthorized users can gain access to its process and either obtain proprietary information or execute transactions that are not authorized. Our products can not only increase the security associated with accessing the business process, thereby reducing the losses from unauthorized access, but also, in many cases, can reduce the cost of the process itself by automating activities that were previously performed manually.

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

In the first quarter of 2015, revenue from our Europe, Middle East and Africa (“EMEA”) region, which accounted for 73% of our consolidated revenues for the first quarter of 2015, increased 77% when compared to the first quarter of 2014. We believe that the increase in revenues in the first quarter of 2015 compared to the first quarter of 2014 primarily reflected the timing of when orders are received and goods are shipped rather than being attributable to changes in the economic environment.

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

Comparison of Results for the Three Months Ended March 31, 2015 and 2014

Currency Fluctuations: In the first quarter of 2015 and 2014, approximately 96% and 94%, respectively of our revenue was generated outside the United States. In addition, in the first quarter of 2015 and 2014 approximately 71% and 82%, respectively, of our operating expenses were generated/incurred outside of the United States. As a result, changes in currency exchange rates, especially from the Euro to U.S. Dollar, can have a significant impact on revenue and expenses.

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

The U.S. Dollar, on average, strengthened approximately 19% against the Euro for the quarter ended March 31, 2015 when compared to the same period in 2014. We estimate that the change in currency rates in 2015 compared to 2014 resulted in a decrease in revenue and operating expenses of approximately $2,701 and 2,143, respectively, for the quarter ended March 31, 2015 when compared to the same period in 2014.

The financial position and the results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland and Singapore, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates generated other comprehensive loss of $3,544 in the first quarter of 2015 and other comprehensive income of $78 in the first quarter of 2014. These amounts are included as a separate component of stockholders’ equity. The functional currency for both our subsidiaries in Switzerland and Singapore is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other non-operating income (expense). Foreign exchange transaction losses aggregating $617 in the first quarter of 2015 compare to gains aggregating $159 in the first quarter of 2014.

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

	EMEA	United States	Asia Pacific	Other Countries	Total
Three months ended March 31:
Total Revenue:
2015	$47,337	$2,798	$11,325	$3,675	$65,135
2014	26,757	2,275	6,522	3,269	38,823
Percent of Total:
2015	73%	4%	17%	6%	100%
2014	69%	6%	17%	8%	100%

Total revenue in the first quarter of 2015 increased $26,312 or 68% from first quarter of 2014. The increase in revenue in the first quarter of 2015 compared to the first quarter of 2014 reflected both the delivery of a significant amount of card readers using our new Cronto technology to Rabobank, which was part of our backlog at the beginning of the year, and a significant increase in revenues from other customers in the quarter. Revenues related to our delivery of all products sold to Rabobank globally exceeded 30% of the first quarter’s revenue in 2015 while the combined revenues from all other customers in the first quarter of 2015 increased more than 15% over to the first quarter of 2014. As noted in our annual report on Form 10-K for the year ended December 31, 2014, the order from Rabobank for card readers incorporating our Cronto technology began shipping in the third quarter of 2014 and is scheduled to be completed in the third quarter of 2015.

Revenue generated in EMEA for the first quarter of 2015 was $20,580 or 77% higher in the first quarter of 2015 than in the first quarter of 2014. The increase reflected an increase of approximately 95% in revenue from the Banking market and a 5% increase in revenue from the Enterprise and Application Security market. The growth of revenues in the Banking market was primarily attributable to sales of card readers that use our Cronto technology.

Revenue generated in the United States for the first quarter of 2015 was $523 or 23% higher in the first quarter of 2015 than in the first quarter of 2014. The increase reflected an increase of approximately 44% in revenue from the Banking market, and an increase of 11% in revenue from the Enterprise and Application Security market. We believe that the changes in revenue from both markets in the U.S. reflect the transactional nature of our business rather than any change in economic or competitive position in the market.

Revenue generated in Asia Pacific for the first quarter of 2015 was $4,803 or 74% higher in the first quarter of 2015 than in the first quarter of 2014. The increase reflected an increase of approximately 81% in revenue from the Banking market with only a nominal change in revenue from the Enterprise and Application Security market. The growth in revenues from the Banking market primarily reflected revenues from customers added in recent years in Japan.

Revenue generated in Other Countries for the first quarter of 2015 was $406 or 12% higher in the first quarter of 2015 than in the first quarter of 2014. The increase reflected an increase of approximately 11% in revenue from the Banking market, with only a nominal change in revenue from the Enterprise and Application Security market. We expect that revenue from other countries will be more volatile than our other regions given the earlier stage of development of the authentication market in those countries. VASCO, however, plans to continue to invest in new markets based on our estimates of the market’s demand for strong user authentication.

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

Sales to the Enterprise and Application Security market are generally for smaller quantities and higher prices than sales made to the Banking market. The breakdown of revenue between the two primary markets is as follows:

	Banking	Enterprise & Application Security	Total
Three months ended March 31:
Total Revenue:
2015	$57,270	$7,865	$65,135
2014	31,311	7,512	38,823
Percent of Total:
2015	88%	12%	100%
2014	81%	19%	100%

Revenue in the first quarter of 2015 from the Banking market increased $25,959, or 83%, compared to the first quarter of 2014 and revenue from the Enterprise and Application Security market increased $353, or 5%, in the same period.

The increase in revenue from the Banking market primarily reflected an increase in revenue from card reader products sold. The increase in revenue from the Enterprise and Application Security market reflected an increase in revenue from maintenance and support, partially offset by a decline in hardware products sold. The combined revenues from non-hardware products in both the Banking and the Enterprise and Application Security markets were approximately 19% of total revenue in the first quarter of 2015 and compared to 30% of revenue in the first quarter of 2014.

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

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue from continuing operations for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Revenue	100.0%	100.0%
Cost of goods sold	42.2%	33.6%

Gross profit	57.8%	66.4%
Operating costs:
Sales and marketing	15.0%	26.7%
Research and development	7.0%	13.2%
General and administrative	9.4%	13.6%
Amortization of purchased intangible assets	1.7%	2.9%

Total operating costs	33.1%	56.4%

Operating income	24.7%	10.0%
Interest income	0.1%	0.1%
Other income (expense)	(0.4)%	1.1%

Income before income taxes	24.4%	11.2%
Provision for income taxes	3.4%	2.1%

Net income from continuing operations	21.0%	9.1%

Gross Profit

Consolidated gross profit for the quarter ended March 31, 2015 was $37,674, an increase of $11,878, or 46%, from the quarter ended March 31, 2014. Gross profit as a percentage of revenue (“gross margin”) was 58% for the quarter ended March 31, 2015, as compared to 66% for the quarter ended March 31, 2014. The decrease in gross margin as a percentage of revenue for the first quarter of 2015 compared to the first quarter of 2014 is primarily reflects:

•	a decline in the gross margins from hardware products sold in the Banking market,

•	the unfavorable impact of the strengthening of the U.S. Dollar to the Euro,

•	an unfavorable mix of products sold, with revenues from the Enterprise and Application Security market decreasing as a percentage of our total revenue, and

•	a decline in non-hardware revenue as a percentage of our total revenue.

The gross margins generated from the banking market in any specific period will vary based on a number of factors including, but not limited to, the products sold, the quantity sold, the geographic location of the sales and competition based on product or geography. Generally, we experience significant competition when the sale involves card readers. Card readers generally have a gross profit margin that is approximately 25 to 35 percentage points lower than other hardware-related margins due to competitive pricing pressures. There are a number of competitors in the EMV (Europay, Mastercard and VISA) market that produce card reader products with fewer features at a lower cost than our products. Card readers represented 45% of our total revenue in the first quarter of 2015 as compared to 21% of our total revenue in the first quarter of 2014.

The majority of our inventory purchases are denominated in U.S. Dollars. Also, as previously noted, our sales are denominated in various currencies including the Euro. As the U.S. Dollar strengthened against the Euro in the first quarter of 2015 compared to the first quarter of 2014, revenue from sales made in Euros decreased, as measured in U.S. Dollars, without a corresponding change in the cost of goods sold. As noted earlier, the impact from changes in currency rates are estimated to have decreased revenue by approximately $2,701 for the first quarter of 2015. Had the currency rates in 2015 been equal to the rates in 2014, the gross profit margin would have been approximately 1.7 percentage points higher for the first quarter of 2015.

The decrease in the percentage of our revenue that came from the Enterprise and Application Security market reflected the fact that revenue from that segment increased 5% while revenue from the Banking market increased 83% in the first quarter of 2015 compared to the first quarter of 2014. Revenue from our Enterprise and Application Security market, which generally has margins that are 30 to 40 percentage points higher than the Banking market, was 12% of our total revenue in the first quarter of 2015 compared to 19% of total revenue in the first quarter of 2014.

Similarly, revenue from on non-hardware products generally has margins that are 30 to 40 percentage points higher than our hardware products. While the amount of revenue from our non-hardware products increased 4% in the first quarter of 2015 compared to the first quarter of 2014, they decreased as a percentage of total revenue from 30% in the first quarter of 2014 to 19% of revenue in the first quarter of 2015.

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

On a consolidated basis, our operating expenses for the three months ended March 31, 2015 were $21,597, a decrease of $308, or 1%, from the quarter ended March 31, 2014.

The most significant recurring factor driving our operating expenses is our headcount. Direct compensation and benefit plan expenses generally represent between 55% and 65% of our operating expenses. In addition, a number of other expense categories are directly related to headcount. We attempt to manage our headcount within the context of the economic environments in which we operate and the investments that we believe we need to make to help ensure that our infrastructure is able to support future growth and ensure that our products are competitive. Our average headcount in the first quarter of 2015 was 375 persons, a decrease of 18 persons, or 5%, from the average headcount in the first quarter of 2014.

The comparison of operating expenses can be impacted significantly by costs related to our stock-based and long-term incentive plans. For the first quarter of 2015, operating expenses included $1,159 of expense related to stock-based and long-term incentive plans compared to expense of $642 in 2014.

Finally, historically, operating expenses can be impacted by changes in foreign exchange rates. We estimate that the strengthening of the U.S. dollar against the Euro and other currencies in the first quarter of 2015 compared to the first quarter of 2014 reduced our operating expenses by $2,143 in the first quarter of 2015.

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended March 31, 2015 were $9,793, a decrease of $578, or 6%, from the first quarter of 2014. The decrease in sales and marketing expenses was primarily related to the currency impact of the strengthening of the U.S. dollar to the Euro and the decline in average headcount.

The average full-time sales, marketing, support and operations employee headcount for the three months ended March 31, 2015 was 183 compared to 192 for the three months ended March 31, 2014, a decrease of 5%.

Research and Development Expenses

Consolidated research and development expenses for the quarter ended March 31, 2015, were $4,549, a decrease of $592, or 12%, from the first quarter of 2014. The decrease in research and development expenses was primarily related to the currency impact of the strengthening of the U.S. dollar to the Euro and the decline in average headcount.

The average full-time research and development employee headcount for the three months ended March 31, 2015 was 136 compared to 142 for the three months ended March 31, 2014, a decrease of 4%.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended March 31, 2015, were $6,119, an increase of $846, or 16%, from the first quarter of 2014. The increase in general and administrative expenses was primarily related to increased long-term incentive plan cost, and third party professional fees, partially offset by lower average headcount.

The average full-time general and administrative employee headcount for the three months ended March 31, 2015 was 57 compared to 60 for the three months ended March 31, 2014, a decrease of 5%.

Amortization of Intangible Assets

Amortization of intangible assets for the first quarter of 2015 was $1,136 and was essentially unchanged from the comparable period in 2014.

Interest Income

Consolidated net interest income was $80 in the first quarter of 2015 as compared to $24 in the first quarter of 2014. The increase in interest income reflects both higher average cash balances and higher average interest rate earned. Our average cash balance in the first quarter of 2015 of $142,673 was $38,551, or 37%, higher than in the first quarter of 2014. Our average annual rate earned on our cash increased from 0.09% in the first quarter of 2014 to 0.22% for the first quarter of 2015.

Other Income (Expense), Net

Other income (expense), net primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our research and development in those countries and other miscellaneous non-operational expenses. Other expense for the first quarter of 2015 was $277 and compares to other income of $438 for the first quarter of 2014. The decrease in other income primarily reflects the impact of transaction losses of $617 in the first quarter of 2015 compared to transaction gains of $159 in the first quarter of 2014.

Income Taxes

Income tax expense for the first quarter of 2015 was $2,223, an increase of $1,396 from the first quarter of 2014. The increase in tax expense is attributable to an increase in our pretax income partially offset by a decrease in our estimated full-year tax rate for 2015 compared to 2014. The effective tax rate for the first quarter of 2015 was 14%, a decrease of five percentage points from 19% in the first quarter of 2014. The decrease in the tax rate was primarily related to changes in our estimated distribution of earnings and changes in our estimates of the tax rate applicable to certain components of our deferred tax balances.

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

Income (Loss) from Discontinued Operations

We reported a loss from discontinued operations of $23 in the first quarter of 2015 compared to a loss from discontinued operations of $16 in the first quarter of 2014. Losses in the first quarter of 2015 primarily reflect the ongoing legal and other third party costs associated with the bankruptcy of DigiNotar in 2011.

Liquidity and Capital Resources

At March 31, 2015, we had net cash balances (total cash, cash equivalents and restricted cash less bank borrowings) of $74,207 and short term investments of $74,879. At December 31, 2014, we had net cash balances of $72,441 and short term investments of $64,940. We had no outstanding debt or restricted cash at December 31, 2014.

Short term investments at both March 31, 2015 and December 31, 2014, which consist of high quality commercial paper with maturities of less than nine months, were held by our U.S. entities and issued by domestic and foreign corporations.

Our working capital at March 31, 2015 was $174,860, an increase of $13,831 or 9% from $161,029 at December 31, 2014. Our current ratio was 5.1 to 1.0 at March 31, 2015.

The increase in the combined balance of cash and short-term investments as well as the increase in working capital at March 31, 2015 from December 31, 2014 primarily reflects the benefit from the quarter’s cash flow from operations.

As of March 31, 2015, we held $40,784 of cash in banks outside of the United States. Of that amount, $40,068 is not subject to repatriation restrictions, but may be subject to taxes upon repatriation. We have provided $1,397 of U.S. tax on foreign earnings of $41,253 available for repatriation. We have not provided U.S. tax on unremitted foreign earnings of approximately $110,606 that we consider to be permanently invested.

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

There have been no material changes in our market risk during the three months ended March 31, 2015. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2015.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2015.

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2015.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2015.

Exhibit 101.INS – XBRL Instance Document

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB - XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2015.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown
Clifford K. Bown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2015.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2015.

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2015.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2015.

Exhibit 101.INS – XBRL Instance Document

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB - XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document