Form 10-Q
period 2015-06-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2015-08-05
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

There were 39,792,544 shares of Common Stock, $.001 par value per share, outstanding at July 24, 2015.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended June 30, 2015

This report may contain trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, DIGIPASS, Digipass as a Service (DPS), MYDIGIPASS.COM, VACMAN, aXsGUARD, Cronto and IDENTIKEY.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$82,110	$72,441
Short term investments	74,900	64,940
Accounts receivable, net of allowance for doubtful accounts of $224 in 2015 and $223 in 2014	39,153	29,994
Inventories	30,285	33,875
Prepaid expenses	2,355	2,312
Foreign sales tax receivable	346	598
Deferred income taxes	650	906
Other current assets	1,067	1,160

Total current assets	230,866	206,226

Property and equipment:
Furniture and fixtures	5,182	5,231
Office equipment	10,791	10,751

	15,973	15,982
Accumulated depreciation	(13,204)	(13,157)

Property and equipment, net	2,769	2,825
Goodwill, net of accumulated amortization	21,272	22,208
Intangible assets, net of accumulated amortization	10,662	12,819
Other assets, net of accumulated amortization	5,950	7,260

Total assets	$271,519	$251,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,984	$10,680
Deferred revenue	18,049	17,830
Accrued wages and payroll taxes	7,372	8,458
Income taxes payable	1,951	1,899
Other accrued expenses	5,004	5,413
Deferred compensation	562	806
Liabilities of discontinued operations	85	111

Total current liabilities	39,007	45,197

Other long-term liabilities	43	55
Deferred income taxes	102	213

Total liabilities	39,152	45,465

Stockholders’ equity
Common stock: $.001 par value per share, 75,000 shares authorized; 39,793 and 39,660 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	40	40
Preferred stock: 500 shares authorized, none issued and outstanding at June 30, 2015 or December 31, 2014	0	0
Additional paid-in capital	83,720	82,450
Accumulated income	153,371	125,885
Accumulated other comprehensive income	(4,764)	(2,502)

Total stockholders’ equity	232,367	205,873

Total liabilities and stockholders’ equity	$271,519	$251,338

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenue	$65,393	$47,654	$130,528	$86,477

Cost of goods sold	26,895	16,633	54,356	29,660

Gross profit	38,498	31,021	76,172	56,817

Operating costs:
Sales and marketing	9,982	11,310	19,775	21,681
Research and development	4,538	5,202	9,087	10,343
General and administrative	7,105	5,734	13,224	11,007
Amortization of purchased intangible assets	1,120	1,129	2,256	2,249

Total operating costs	22,745	23,375	44,342	45,280

Operating income	15,753	7,646	31,830	11,537

Interest income, net	97	10	177	34
Other income (expense), net	273	249	(3)	687

Income from continuing operations before income taxes	16,123	7,905	32,004	12,258
Provision for income taxes	2,257	1,012	4,481	1,839

Net income from continuing operations	$13,866	$6,893	$27,523	$10,419
Income (loss) from discontinued operations	(14)	(7)	(37)	(22)

Net income	$13,852	$6,886	$27,486	$10,397

Net income per share:
Basic income (loss) per share
Continuing	$0.35	$0.18	$0.69	$0.26
Discontinued	(0.00)	(0.00)	(0.00)	(0.00)
Total	$0.35	$0.18	$0.69	$0.26

Diluted income (loss) per share
Continuing	$0.35	$0.17	$0.69	$0.26
Discontinued	(0.00)	(0.00)	(0.00)	(0.00)
Total	$0.35	$0.17	$0.69	$0.26

Weighted average common shares outstanding:
Basic	39,580	39,358	39,554	39,315

Diluted	39,738	39,471	39,699	39,430

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$13,852	$6,886	$27,486	$10,397
Other comprehensive income—Cumulative translation adjustment	1,282	85	(2,262)	163

Comprehensive income	$15,134	$6,971	$25,224	$10,560

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income from continuing operations	$27,523	$10,419
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	2,929	3,168
Deferred tax expense (benefit)	1,415	(973)
Stock-based compensation	1,677	1,211
Changes in assets and liabilities:
Accounts receivable, net	(12,411)	6,368
Inventories	3,589	(40)
Foreign sales tax receivable	283	134
Other current assets	(22)	581
Accounts payable	(4,577)	3,992
Income taxes payable	223	(1,598)
Accrued expenses	(923)	2,466
Deferred compensation	(244)	60
Deferred revenue	364	1,277

Net cash provided by operating activities of continuing operations	19,826	27,065

Cash flows from investing activities of continuing operations:
Purchase of short term investments	(74,807)	(29,972)
Maturities of short term investments	64,847	0
Additions to property and equipment	(727)	(964)
Additions to intangible assets	(49)	(88)
Other assets	(18)	(1,326)

Net cash used in investing activities of continuing operations	(10,754)	(32,350)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options	0	51
Tax payments for restricted stock issuances	(837)	(123)
Tax benefit of stock-based compensation	430	121

Net cash provided by (used in) financing activities of continuing operations	(407)	49
Cash flows used in discontinued operations:
Net cash used in operating activities of discontinued operations	(63)	(54)

Net cash used in discontinued operations	(63)	(54)
Effect of exchange rate changes on cash	1,067	25
Net increase in cash	9,669	(5,265)
Cash and equivalents, beginning of year	72,441	98,607

Cash and equivalents, end of period	$82,110	$93,342

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

For the three and six month periods ended June 30, 2015, foreign currency transactions resulted in losses of $151 and $768, respectively, compared to a loss of $61 and a gain of $99 for the same periods in 2014.

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

ASU 2014-09 is effective for annual periods beginning after December 15, 2016, and interim periods within such annual periods, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

On July 9, 2015, the FASB voted to defer the new revenue standard one year and allow early adoption as of the original effective date. The changes are subject to further review and public comment prior to being issued as a final Accounting Standards Update.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are high-quality short term money market instruments and commercial paper, with original maturities of three months or less. Cash is held by a number of U.S. and non-U.S. commercial banks.

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

Software Development Costs

We capitalize software development costs in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. No software development costs were capitalized during the three and six months ended June 30, 2015.

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

Fair Value of Financial Instruments

At June 30, 2015 and December 31, 2014, our financial instruments were cash equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined using level one inputs as defined in ASC 820, Fair Value Measurements and Disclosures. The fair values of the financial instruments were not materially different from their carrying amounts at June 30, 2015 and December 31, 2014.

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

Inventories are comprised of the following:

	June 30, 2015	December 31, 2014
Component parts	$12,899	$15,727
Work-in-process and finished goods	17,386	18,148

Total	$30,285	$33,875

Note 3 - Discontinued Operations

During 2011, our wholly-owned Dutch subsidiary, DigiNotar B.V., was declared bankrupt. The court-appointed trustee is responsible for the business activities, administration and liquidation of DigiNotar B.V. Accordingly, related assets, liabilities and activities are reflected in discontinued operations.

The loss from discontinued operations, net of tax, for the three and six months ended June 30, 2015 was $14 and $37, respectively, compared to a loss of $7 and $22 for the same periods in 2014.

At June 30, 2015 and December 31, 2014, liabilities of discontinued operations consist of the following:

	June 30, 2015	December 31, 2014
Accrued professional fees	$3	$25
Income tax payable	82	86

Liabilities of discontinued operations	$85	$111

Note 4 - Goodwill

Goodwill activity for the six months ended June 30, 2015 consisted of the following:

Net balance at December 31, 2014	$22,208
Additions	0
Net foreign currency translation	(936)

Net balance at June 30, 2015	$21,272

June 30, 2015 balance at cost	$22,114
Accumulated amortization	(842)

Net balance at June 30, 2015	$21,272

Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuations.

Note 5 - Intangible Assets

Intangible asset activity for the six months ended June 30, 2015 is detailed in the following table.

	Capitalized Technology	Patents & Trademarks	Other	Total Intangible Assets
Net balance at December 31, 2014	$10,216	$1,929	$674	$12,819
Additions-Other	0	85	0	85
Net foreign currency translation	10	(1)	5	14
Amortization expense	(2,042)	(92)	(122)	(2,256)

Net balance at June 30, 2015	$8,184	$1,921	$557	$10,662

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations.

Note 6 - Income Taxes

Our effective tax rate for the quarter and six months ended June 30, 2015 is equal to our expected 2015 annual tax rate of 14%. This is lower than the U.S. statutory rate of 34% primarily due to income in foreign jurisdictions taxed at lower rates.

The effective tax rate for the six months ended June 30, 2014 was equal to our expected 2014 annual tax rate of 15%. This was lower than the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates. In the first quarter of 2014, our expected annual rate was estimated to be 19%. Our effective rate for the quarter ended June 30, 2014 was 13%. The effective rate for the second quarter was lower than the expected annual rate because it included an adjustment for the first quarter of 2014 for the reduction in the expected annual rate from 19% to 15%.

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

Note 7 - Warranties

We maintain a reserve for potential warranty claims related to products sold and recognized in revenue. We regularly reassess the adequacy of our estimates and adjust the amounts as necessary. Our warranty reserve is included in other accrued expenses.

The activity in our warranty liability was as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$88	$91	$85	$116
Provision for claims	32	17	113	68
Product or cash issued to settle claims	(67)	(49)	(145)	(125)

Balance, end of period	$53	$59	$53	$59

At June 30, 2015, deferred revenue from extended warranties was $75.

Note 8 - Long-Term Compensation Plan and Stock Based Compensation

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

The following table details long-term compensation plan and stock-based compensation expense for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Restricted stock	$882	$612	$1,677	$1,211
Long-term compensation plan	509	176	873	219

Total Non-Cash Compensation	$1,391	$788	$2,550	$1,430

Note 9 - Common Stock and Earnings per Share

In connection with the 2009 Equity Incentive Plan, during the six months ended June 30, 2015, we issued 132 total shares of restricted common stock, 15 shares for awards granted in the first quarter of 2015 and 117 performance shares related to awards provisioned in prior years.

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three and six months ended June 30, 2015 and 2014 follow:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income from continuing operations	$13,866	$6,893	$27,523	$10,419
Income (loss) from discontinued operations	(14)	(7)	(37)	(22)

Net income	$13,852	$6,886	$27,486	$10,397

Net income per share:
Basic income (loss) per share
Continuing	$0.35	$0.18	$0.69	$0.26
Discontinued	(0.00)	(0.00)	(0.00)	(0.00)

Total	$0.35	$0.18	$0.69	$0.26

Diluted income (loss) per share
Continuing	$0.35	$0.17	$0.69	$0.26
Discontinued	(0.00)	(0.00)	(0.00)	(0.00)

Total	$0.35	$0.17	$0.69	$0.26

Weighted average common shares outstanding:
Basic	39,580	39,358	39,554	39,315

Diluted	39,738	39,471	39,699	39,430

Note 10 - Contingency

Our management has recently become aware that certain of our products which were sold by our European subsidiary to a third-party distributor may have been resold by the distributor to parties in Iran, potentially including parties whose property and interests in property may be blocked pursuant to Executive Order 13224, Executive Order 13382 or that may be identified under Section 560.304 of 31 C.F.R. Part 560 as the “Government of Iran”.

The Audit Committee of the Company’s Board of Directors has initiated an internal investigation, which is pending, to review this matter with the assistance of outside counsel. We have stopped all shipments to such distributor pending the outcome of the investigation. As a precautionary matter, concurrent initial notices of voluntary disclosure were submitted on June 25, 2015 with each of the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”), and the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”). We will file a further report with each of OFAC and BIS after completing our review and fully intend to cooperate with both agencies. Our total revenues from all sales to the particular distributor during the period relevant to review by OFAC and BIS (June 1, 2010 through June 25, 2015) were approximately $3.1 million.

OFAC and BIS will review the results of our investigation when it is submitted. Following that review, OFAC and BIS may conclude that the disclosed sales resulted in violations of U.S. economic sanctions and/or export control laws and warrant the imposition of civil penalties, such as fines, limitations on the our ability to export products from the United States, and/or referral for further investigation by the U.S. Department of Justice. While the filing of a voluntary disclosure may be a mitigating factor in consideration of any penalties by these agencies, any resulting fines or restrictions may nonetheless be material to our financial results in the period in which they are imposed, but at this time we are not able to estimate the possible loss or range of loss in connection with this matter. Additionally, disclosure of this conduct and any fines or other action relating to this conduct could harm our reputation and have a material adverse effect on our business, operating results and financial condition. We cannot predict when OFAC and BIS will conclude their own review of our voluntary self-disclosures or whether they may impose any penalties.

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

General

The following discussion is based upon our consolidated results of operations for the quarters and six months ended June 30, 2015 and 2014 (percentages in the discussion, except for returns on average net cash balances, are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

There continues to be significant global economic uncertainty, including Europe, our most important market. While the European Union and European Central Bank continue to implement new programs to adapt to changing economic conditions in the region, Europe continues to struggle with sovereign debt issues and, over the first six months of 2015, a currency, primarily the Euro, which has weakened against the U.S. Dollar and other currencies. As a result, we expect that Europe will continue to face difficult economic conditions in 2015. We believe that the current economic conditions in Europe may limit our growth opportunities in the Enterprise and Application Security market, but do not expect that the economic conditions will have a significant impact on the Banking market. Should the sovereign debt issue escalate, especially to the point that a country defaults on its debt or the European Union, or Euro Monetary Union, either disbands or is re-formulated, we expect that the resulting economic difficulties would have a major negative impact on the global economy, not just the economies of Western Europe, and our business.

In the second quarter of 2015, revenue from our Europe, Middle East and Africa (“EMEA”) region, which accounted for 70% of our total revenue, increased 69% when compared to the second quarter of 2014. For the first six months of 2015, revenue from our EMEA region, which accounted for 71% of our total revenue, increased 73% when compared to the first six months of 2014. The increase in revenue from our EMEA region in the second quarter and first six months of 2015 reflected delivery of a significant amount of card readers using our Cronto technology to Rabobank. Excluding shipments to Rabobank, we believe revenues in the second quarter and first six months of 2015 compared to the same periods in 2014 primarily reflected the timing of when orders are received and goods are shipped rather than being attributable to changes in the economic environment.

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

Comparison of Results for the Three and Six Months Ended June 30, 2015 and 2014

Currency Fluctuations: In both the second quarter and first six months of 2015, approximately 96% of our revenue was generated outside the United States. While the majority of our revenues are generated outside of the United States, the majority of our revenue in the second quarter and first six months of 2015 were denominated in U.S. Dollars. We estimate that 83% and 79% of our revenues were denominated in U.S. Dollars in the second quarter and first six months of 2015. In addition, in the second quarter and first six months of 2015, approximately 68% and 69%, respectively, of our operating expenses were generated/incurred outside of the United States. As a result, changes in currency exchange rates, especially from the Euro to U.S. Dollar, can have a significant impact on revenue and expenses.

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

The U.S. Dollar, on average, strengthened against the Euro approximately 25% for the quarter and 22% for the six months ended June 30, 2015, as compared to the same periods in 2014. We estimate that the change in currency rates in 2015 compared to 2014 resulted in a decrease in revenue of approximately $2,491 and $5,192 for the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014 and a decrease in operating expenses of approximately $2,986 and $5,198 for the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014.

The financial position and the results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland and Singapore, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates generated other comprehensive income of $1,282 and other comprehensive loss of $2,262 for the second quarter and first six months of 2015, respectively, and other comprehensive income of $85, and $163 in the in the second quarter and first six months of 2014, respectively. These amounts are included as a separate component of stockholders’ equity. The functional currency for both our subsidiaries in Switzerland and Singapore is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other non-operating income (expense). Foreign exchange transaction losses aggregating $151 in the second quarter of 2015 compare to exchange losses of $61 in the second quarter of 2014. Foreign exchange transaction losses aggregating $768 in the first six months of 2015 compare to transaction gains of $99 in the first six months of 2014.

Revenue

Revenue by Geographic Regions: We classify our sales by customers’ location in four geographic regions: 1) EMEA, which includes Europe, the Middle East and Africa; 2) the United States, which for our purposes includes sales in Canada; 3) Asia Pacific; and 4) Other Countries, including Australia, Latin America and India. The breakdown of revenue in each of our major geographic areas was as follows:

	EMEA	United States	Asia Pacific	Other Countries	Total
Three months ended June 30:

Revenue:
2015	$45,624	$2,888	$10,830	$6,051	$65,393
2014	27,017	2,360	12,893	5,384	47,654

Percent of Total:
2015	70%	4%	17%	9%	100%
2014	57%	5%	27%	11%	100%

Six months ended June 30:

Revenue:
2015	$92,961	$5,686	$22,155	$9,726	$130,528
2014	53,774	4,635	19,415	8,653	86,477

Percent of Total:
2015	71%	4%	17%	8%	100%
2014	62%	5%	23%	10%	100%

Total revenue in the second quarter of 2015 increased $17,739, or 37%, from the second quarter of 2014. For the first six months of 2015, total revenue increased $44,051 or 51% from the first six months of 2014. The increase in revenue in the second quarter and first six months of 2015 compared to the same periods in 2014 primarily reflected the delivery of a significant amount of card readers using our Cronto technology sold to Rabobank. Revenues related to our delivery of all products to Rabobank globally exceeded 30% of revenues in both the second quarter and first six months of 2015. Revenues from all other customers, excluding Rabobank, decreased by less than 10% for the second quarter of 2015 as compared to the second quarter of 2014 and increased by less than 5% for the six months of 2015 as compared to the same period in 2014. Please see the discussion below under “Revenue by Target Market” for additional information regarding the changes in revenue from the Banking and the Enterprise and Application Security markets.

Revenue generated in EMEA during the second quarter of 2015 was $18,607, or 69%, higher than the second quarter of 2014. For the first six months, revenue generated in EMEA was $39,187, or 73% higher than the first six months of 2014. The increase in revenues in both the second quarter and first six months of 2015 compared to the same periods in 2014 reflected an increase in revenues from both the Banking and the Enterprise and Application Security markets. Revenues resulting from the sale of card readers to Rabobank discussed above are recorded as EMEA revenue.

Revenue generated in the United States for the second quarter was $528, or 22%, higher than the second quarter of 2014. For the first six months, revenue generated in the United States was $1,051, or 23% higher than the first six months of 2014. Revenues for both the second quarter and first six months of 2015 compared to the same periods in 2014 reflected an increase in revenue from both the Banking and Enterprise and Application Security markets.

Revenue generated in the Asia Pacific region during the second quarter of 2015 was $2,063, or 16%, lower than the second quarter of 2014. For the first six months of 2015 revenue was $2,740, or 14% higher than the first six months of 2014. The decrease in revenues for the second quarter 2015 compared to the second quarter of 2014 reflected a decrease in revenue from the Banking market partially offset by an increase in revenues from the Enterprise and Application Security market. Revenues for the first six months of 2015 compared to the same period in 2014 reflected an increase in revenue from both the Banking and Enterprise and Application Security markets.

Revenue generated from Other Countries during the second quarter of 2015 was $667, or 12%, higher than the second quarter of 2014. For the first six months of 2015 revenue was $1,073, or 12%, higher than the first six months of 2014. The increase in revenues from Other Countries in the second quarter and first six months of 2015 compared to the same periods in 2014 was primarily due to an increase in revenues from the Banking markets in Latin America partially offset by a decline in revenues from the Enterprise and Application Security markets in Australia.

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

	Banking	Enterprise & Application Security	Total

Three months ended June 30:

Revenue:
2015	$57,812	$7,581	$65,393
2014	40,342	7,312	47,654

Percent of Total:
2015	88%	12%	100%
2014	85%	15%	100%

Six months ended June 30:

Revenue:
2015	$115,082	$15,446	$130,528
2014	71,653	14,824	86,477

Percent of Total:
2015	88%	12%	100%
2014	83%	17%	100%

Revenue in the second quarter of 2015 from the Banking market increased $17,470, or 43%, from the second quarter of 2014 and revenue from the Enterprise and Application Security market increased $269, or 4%, in the same period. Revenue for the first six months of 2015 from the Banking market increased $43,429, or 61%, compared to the first six months of 2014, while revenue from the Enterprise and Application Security market increased $622 or 4% in the same period.

The increase in revenue from the Banking market for the second quarter and first six months of 2015 compared to the same periods is 2014 was primarily due to an increase in revenue from card reader products sold. The increase in revenue from the Enterprise and Application Security market for the second quarter and first six months of 2015 compared to the same periods in 2014 was primarily due to an increase in revenue from maintenance and support, partially offset by a decline in hardware products sold.

Revenues from the Banking market in the second quarter of 2015 compared to the second quarter of 2014 increased in all regions other than Asia Pacific. Revenues from the Banking market for the first six months of 2015 compared to the same period of 2014, increased in all regions. While we believe that the global Banking market is relatively stable, our revenues may vary significantly period to period and region to region based on the size and timing of shipment of individual orders.

Revenues in the Enterprise and Application Security market in both the second quarter and first six months of 2015 compared to the same periods of 2014 increased in all regions other than Other Countries.

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

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue from continuing operations for the three and six months ended June 30, 2015 and 2014:

AS A PERCENTAGE OF REVENUE

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	41.1%	34.9%	41.6%	34.3%

Gross profit	58.9%	65.1%	58.4%	65.7%

Operating costs:
Sales and marketing	15.3%	23.7%	15.2%	25.1%
Research and development	6.9%	10.9%	7.0%	12.0%
General and administrative	10.9%	12.0%	10.1%	12.7%
Amortization of purchased intangible assets	1.7%	2.4%	1.7%	2.6%

Total operating costs	34.8%	49.0%	34.0%	52.4%

Operating income	24.1%	16.1%	24.4%	13.3%

Interest income	0.1%	0.0%	0.1%	0.0%
Other income (expense), net	0.4%	0.5%	0.0%	0.8%

Income from continuing operations before income taxes	24.7%	16.6%	24.5%	14.1%
Provision for income taxes	3.5%	2.1%	3.4%	2.1%

Net income from continuing operations	21.2%	14.5%	21.1%	12.0%

Gross Profit

Consolidated gross profit for the quarter ended June 30, 2015 was $38,498, an increase of $7,477, or 24%, from the quarter ended June 30, 2014. Gross profit as a percentage of revenue (gross profit margin) was 59% for the quarter ended June 30, 2015, as compared to 65% for the quarter ended June 30, 2014. The decrease in gross profit as a percentage of revenue for the second quarter of 2015 compared to 2014 primarily reflects:

•	a decline in the gross margins from hardware products sold in the Banking market,

•	the unfavorable impact of the strengthening of the U.S. Dollar to the Euro,

•	an unfavorable mix of products sold, with revenues from the Enterprise and Application Security market decreasing as a percentage of our total revenue, and

•	a decline in non-hardware revenue as a percentage of our total revenue.

Consolidated gross profit for the six months ended June 30, 2015 was $76,172, an increase of $19,355, or 34%, from the comparable period in 2014. Gross profit as a percentage of revenue (gross profit margin) was 58% for the six months ended June 30, 2015 and 66% for the six months ended June 30, 2014. The decrease in gross profit as a percentage of revenue for the first half of 2015 compared to 2014 primarily reflects the same factors note above for the comparison of the second quarter of 2015 to the second quarter of 2014.

The gross margins generated from the banking market in any specific period will vary based on a number of factors including, but not limited to, the products sold, the quantity sold, the geographic location of the sales and competition based on product or geography. Generally, we experience significant competition when the sale involves card readers. Card readers generally have a gross profit margin that is approximately 25 to 35 percentage points lower than other hardware-related margins due to competitive pricing pressures. There are a number of competitors in the EMV (Europay, Mastercard and VISA) market that produce card reader products with fewer features at a lower cost than our products. Card readers represented 38% and 42% of our total revenue in the second quarter and first six months of 2015, respectively, as compared to 19% and 20% of our total revenue in the second quarter and first six months of 2014.

The majority of our inventory purchases are denominated in U.S. Dollars. Also, as previously noted, our sales are denominated in various currencies including the Euro. As the U.S. Dollar strengthened against the Euro in the second quarter and first six months of 2015 compared to the same periods of 2014, revenue from sales made in Euros decreased, as measured in U.S. Dollars, without a corresponding change in the cost of goods sold. As noted earlier, the impact from changes in currency rates are estimated to have decreased revenue by approximately $2,491 and $5,198 in the second quarter and first six months of 2015, respectively. Had the currency rates in 2015 been equal to the rates in 2014, the gross profit margin would have been approximately 1.5 percentage points higher for the second quarter of 2015 and 1.6 percentage points higher for the first six months of 2015.

The decrease in the percentage of our revenue that came from the Enterprise and Application Security market reflected the fact that revenue from that segment increased 4% for both the second quarter and first six months of 2015 while revenue from the Banking market increased 43% and 61% in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014. Revenue from our Enterprise and Application Security market, which generally has margins that are 30 to 40 percentage points higher than the Banking market, was 12% of our total revenue in both the second quarter and first six months of 2015 compared to 15% and 17% of total revenue in the second quarter and first six months of 2014, respectively.

Similarly, revenue from our non-hardware products generally has margins that are 30 to 40 percentage points higher than our hardware products. While the amount of revenue from our non-hardware products increased 10% and 9% in the second quarter and first six months of 2015, respectively, compared to the comparable periods of 2014, they decreased as a percentage of total revenue from 26% and 28% in the second quarter and first six months of 2014, respectively, to 20% and 19% of revenue in the second quarter and first six months of 2015, respectively.

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

Generally, the most significant factor driving our operating expenses is our headcount. Direct compensation and benefit plan expenses generally represent between 55% and 65% of our operating expenses. In addition, a number of other expense categories are directly related to headcount. We attempt to manage our headcount within the context of the economic environments in which we operate and the investments we believe we need to make for our infrastructure to support future growth and for our products to remain competitive. For the second quarter and first six months of 2015, average headcount was 1% and 3% lower, respectively, than the same periods in 2014.

On a consolidated basis, our operating expenses for the quarter and six months ended June 30, 2015 were $22,745 and $44,342, respectively, a decrease of $630, or 3%, from the second quarter of 2014 and a decrease of $938, or 2%, from the six months ended June 30, 2014.

The decrease in consolidated operating expenses for the second quarter and first six months of 2015 compared to the same periods in 2014 was primarily related to:

•	the benefit of the strengthening of the U.S. Dollar to the Euro and other foreign currencies, and

•	lower average headcount,

partially offset by;

•	increased long-term incentive compensation expenses,

•	increased expenses related to sales and marketing activities, and

•	increased professional fees, primarily legal expenses.

Historically, operating expenses can be impacted by changes in foreign exchange rates. As noted above, we estimate that the change in currency rates in 2015 compared to 2014 resulted in a decrease in operating expenses of approximately $2,986 and $5,129 for the second quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Operating expenses for the second quarter and first six months of 2015 included $1,391 and $2,550, respectively, of expenses related to long-term incentive plan costs compared to $788 and $1,430 of long-term incentive plan costs for the second quarter and first six months of 2014, respectively.

Expenses related to sales and marketing activities, including the benefit of changes in currency exchange rates, increased approximately $348 and $479 for the second quarter and first six months of 2015, respectively, compared to the same periods in 2014. The increased expense primarily reflected an increase in participation at trade shows.

Professional fees, including the benefit of changes in currency exchange rates, increased approximately $439 and $657 for the second quarter and first six months of 2015, respectively, compared to the same periods in 2014. The increased expense primarily reflected an increase in legal expenses.

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended June 30, 2015 were $9,982, a decrease of $1,328, or 12%, from the second quarter of 2014. Consolidated sales and marketing expenses for the six months ended June 30, 2015, were $19,775, a decrease of $1,906, or 9%, from the same period of 2014. The decrease in sales and marketing expenses for both periods reflected the benefit of the strengthening of the U.S. Dollar to other foreign currencies partially offset by higher long-term incentive plan expense and increased expense associated with sales and marketing activities as noted above.

Average full-time sales, marketing, support, and operating employee headcount for the three and six months ended June 30, 2015 was 187 and 184, respectively compared to 187 and 189 for the three and six months ended June 30, 2014, respectively. Headcount was approximately unchanged for the second quarter of 2015 compared to the second quarter of 2014 and 3% lower for the six months ended June 30, 2015 when compared to the same period in 2014.

Research and Development Expenses

Consolidated research and development expenses for the quarter ended June 30, 2015, were $4,538, a decrease of $664, or 13%, from the second quarter of 2014. Consolidated research and development costs for the six months ended June 30, 2015, were $9,087, a decrease of $1,256, or 12%, from the same period of 2014. The decrease in research and development for both periods reflected the benefit of the strengthening of the U.S. Dollar to other foreign currencies and the benefit of slightly lower average headcount partially offset by higher long-term incentive plan expense.

Average full-time research and development employee headcount for both the three and six months ended June 30, 2015 was 135 compared to 137 and 139, for the second quarter and six months ended June 30, 2014, respectively. Headcount was approximately 1% and 3% lower for the second quarter and first six months of 2015, respectively, when compared to the same periods in 2014.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended June 30, 2015, were $7,105, an increase of $1,371, or 24%, from the second quarter of 2014. Consolidated general and administrative expenses for the six months ended June 30, 2015, were $13,224, an increase of $2,217, or 20%, when compared to the same period of 2014. The increase in general and administrative expenses in both the second quarter and first six months of 2015 compared to the comparable periods in 2014 primarily reflected the increase in long-term incentive plan expense and the increase in professional fees noted above partially offset by the benefit of the strengthening of the U.S. Dollar to foreign currencies.

Average full-time general and administrative employee headcount for both the three and six months ended June 30, 2015 was 58 compared to 58 and 59 for the three and six months ended June 30, 2014, respectively. Average headcount for the second quarter of 2015 was unchanged from the second quarter of 2014 and approximately 2% lower for the first six months of 2015 compared to the same period in 2014.

Amortization of Intangible Assets

Amortization of intangible assets for the second quarter and first six months of 2015 was $1,120 and $2,256, respectively, a decrease of $9 when compared to the second quarter of 2014 and an increase of $7 when compared to the six months ended June 30, 2014.

Interest Income

Consolidated net interest income was $97 in the second quarter of 2015 as compared to $10 in the second quarter of 2014. For the six months ended June 30, 2015, interest income was $177 compared to $34 for the same period of 2014. The increase in interest income for the second quarter and first six months of 2015 compared to the same periods in 2014 reflects an increase in the average interest rate earned on the invested balances and an increase in the average invested balance.

Our average cash balance in the second quarter and first six months of 2015 of $150,947 and $146,810, respectively, was 34% and 35% higher, than in the second quarter and first six months of 2014, respectively. Our annual return on invested cash was approximately 0.26% and 0.24% for the second quarter and six months ended June 30, 2015, respectively, compared to 0.04% and 0.06% for the comparable periods in 2014, respectively.

Other Income (Expense), Net

Other income (expense) primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our research and development in those countries and other miscellaneous non-operational, non-recurring expenses.

Other income for the second quarter of 2015 was $273 compared to other income of $249 for the second quarter of 2014. Other income (expense) included exchange losses of $151 for the quarter ended June 30, 2015 compared to exchange losses of $61 for the quarter ended June 30, 2014.

Other expense for the first six months of 2015 was $3 compared to other income of $687 for the first six months of 2014. Other expense included exchange losses of $768 for the six months ended June 30, 2015 compared to exchange gains of $99 for the six months ended June 30, 2014.

Income Taxes

Income tax expense for the second quarter of 2015 was $2,257, an increase of $1,245 from the second quarter of 2014. Income tax expense for the first six months of 2015 was $4,481, an increase of $2,642 from the same period in 2014. The increase in tax expense in 2015 from 2014 in both periods is attributable to higher pretax income. The effective tax rate was 14% for the second quarter and first six months of 2015 compared to 13% and 15% for the second quarter and first six months of 2014, respectively.

The effective tax rate for both periods reflects our estimate of our full-year tax rate at the end of each respective period. The decrease in the tax rate at the end of the second quarter of 2015 compared to the end of the second quarter in 2014 is primarily attributable to an increase in pretax income in tax jurisdictions that either have a lower statutory tax rate or have tax loss carryforwards that have been reserved. We believe that our effective tax rate may vary significantly quarter to quarter as actual earnings or losses are realized in countries with differing tax rates or with loss carryforwards that have been reserved.

At December 31, 2014, we had foreign tax credit carryforwards of $5,516. Foreign tax credits of $944 expire in 2015 and the remaining $4,572 expire in 2023 and 2024. We have not provided a valuation reserve for the foreign tax credits because we believe that it is more likely than not that they will be realized.

At December 31, 2014, we also had foreign NOL carryforwards of $4,366 and other foreign deductible carryforwards of $3,568. The foreign NOL carryforwards have no expiration dates and the other deductible carryforwards expire from 2016 to 2021. At December 31, 2014, we had a valuation allowance of $2,378 for certain foreign deferred tax assets and $122 for U.S. state tax NOL. See Note 6 to the condensed consolidated financial statements for more information on tax loss carryforwards.

Loss from Discontinued Operations

We reported an after-tax loss from discontinued operations of $14 and $37 for the quarter and six months ended June 30, 2015, respectively. The loss for both periods include ongoing expenses related to the bankruptcy and discontinuation of the DigiNotar business in the third quarter of 2011. The after tax losses of $7 and $22 for the quarter and six months ended June 30, 2014, respectively, were also attributable to expenses related to the bankruptcy and discontinuation of the DigiNotar business.

Liquidity and Capital Resources

At June 30, 2015, we had net cash balances (total cash, cash equivalents and restricted cash less bank borrowings) of $82,110 and short term investments of $74,900. At March 31, 2015, we had net cash balances of $74,207 and short term investments of $74,879. At December 31, 2014, we had net cash balances of $72,441 and short term investments of $64,940. We had no outstanding debt or restricted cash at June 30, 2015, March 31, 2015 or December 31, 2014.

Short term investments at June 30, 2015, March 31, 2015, and December 31, 2014, consisting of high quality commercial paper with maturities of less than nine months, were held by our U.S. and Swiss entities and issued by domestic and foreign corporations.

Our working capital at June 30, 2015 was $191,859, an increase of $16,999 or 10% from $174,860 at March 31, 2015, and an increase of $30,830 or 19% from $161,029 at December 31, 2014. Our current ratio was 5.9 to 1.0 at June 30, 2015. The increase in the combined balance of cash and short-term investments as well as the increase in working capital at June 30, 2015 from December 31, 2014 primarily reflects the benefit from the cash flow from operations for the second quarter and first six months of 2015.

As of June 30, 2015, we held $74,877 of cash in banks outside of the United States. Of that amount, $74,328 is not subject to repatriation restrictions, but may be subject to taxes upon repatriation. We have provided $1,185 of U.S. tax on foreign earnings of $23,204 available for repatriation. We have not provided U.S. tax on unremitted foreign earnings of approximately $114,505 that we consider to be permanently invested.

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

ASU 2014-9 is effective for annual periods beginning after December 15, 2016, and interim periods within such annual periods, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

On July 9, 2015, the FASB voted to defer the new revenue standard one year and allow early adoption as of the original effective date. The changes are subject to further review and public comment prior to being issued as a final Accounting Standards Update.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three and six months ended June 30, 2015. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 28, 2015 a putative class action complaint was filed in the United State District Court for the Northern District of Illinois, captioned Linda J. Rossbach v. Vasco Data Security International, Inc., et al., case number 1:15-cv-06605, naming VASCO and certain of its current executive officers alleging violations under the Securities Exchange Act of 1934, as amended. The suit was purportedly filed on behalf of the same putative class of investors who purchased VASCO securities between February 18, 2014 and July 21, 2015, and seeks to recover damages allegedly caused by the defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Complaint seeks certification as a class action, unspecified compensatory damages plus interest and attorneys’ fees. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against the action vigorously.

Item 5. Other Information.

Section 219 of the U.S. Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) added new Section 13(r) to the U.S. Securities Exchange Act of 1934 requiring each SEC reporting issuer to disclose in its annual and, if applicable, quarterly reports certain activities of the issuer, and its affiliates, during the period covered by the report, relating to Iran or with the Government of Iran or certain other persons sanctioned by the U.S. under programs relating to terrorism or the proliferation of weapons of mass destruction. The required disclosure includes disclosure of activities not prohibited by U.S. or other law even if conducted outside the U.S. by non-U.S. affiliates in compliance with local law and whether or not the activities are sanctionable under U.S. law. Section 13(r) is effective for Form 10-Qs or 10-K’s first required to be filed after February 6, 2013.

VASCO management has recently become aware that certain of its products which were sold by a VASCO European subsidiary to a third-party distributor may have been resold by the distributor to parties in Iran, potentially including parties whose property and interests in property may be blocked pursuant to Executive Order 13224, Executive Order 13382 or that may be identified under Section 560.304 of 31 C.F.R. Part 560 as the “Government of Iran”.

The Audit Committee of the Company’s Board of Directors has initiated an internal investigation to review this matter with the assistance of outside counsel. While we are electing to disclose these matters, the investigation is ongoing and no determination has been reached that disclosure under 13(r) is required. VASCO has stopped all shipments to such distributor pending the outcome of the investigation. As a precautionary matter, concurrent initial notices of voluntary disclosure were submitted on June 25, 2015 with each of the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”), and the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”). The Company will file a further report with each of OFAC and BIS after completing its review and fully intends to cooperate with both agencies. Total VASCO revenues from all sales to the particular distributor during the period relevant to review by OFAC and BIS (June 1, 2010 through June 25, 2015) were approximately $3.1 million.

OFAC and BIS will review the results of the Company’s investigation when it is submitted. Following that review, OFAC and BIS may conclude that the disclosed sales resulted in violations of U.S. economic sanctions and/or export control laws and warrant the imposition of civil penalties, such as fines, limitations on the Company’s ability to export products from the United States, and/or referral for further investigation by the U.S. Department of Justice. While the filing of a voluntary disclosure may be a mitigating factor in consideration of any penalties by these agencies, any resulting fines or restrictions may nonetheless be material to the Company’s financial results in the period in which they are imposed, but at this time the Company is not able to estimate the possible loss or range of loss in connection with this matter. Additionally, disclosure of this conduct and any fines or other action relating to this conduct could harm the Company’s reputation and have a material adverse effect on our business, operating results and financial condition. The Company cannot predict when OFAC and BIS will conclude their own review of our voluntary self-disclosures or whether they may impose any penalties.

Item 6. Exhibits.

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2015.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2015.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2015.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2015.

Exhibit 101.INS – XBRL Instance Document

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2015.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown
Clifford K. Bown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2015.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2015.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2015.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2015.

Exhibit 101.INS – XBRL Instance Document

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document