Form 10-Q
period 2015-09-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2015-11-03
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

There were 39,827,034 shares of Common Stock, $.001 par value per share, outstanding at October 30, 2015.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended September 30, 2015

This report may contain trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, DIGIPASS, Digipass as a Service (DPS), MYDIGIPASS.COM, VACMAN, aXsGUARD, Cronto and IDENTIKEY.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$144,002	$72,441
Short term investments	39,977	64,940
Accounts receivable, net of allowance for doubtful accounts of $975 in 2015 and $223 in 2014	36,867	29,994
Inventories	21,902	33,875
Prepaid expenses	2,330	2,312
Foreign sales tax receivable	444	598
Deferred income taxes	225	906
Other current assets	985	1,160

Total current assets	246,732	206,226

Property and equipment:
Furniture and fixtures	5,252	5,231
Office equipment	10,972	10,751

	16,224	15,982
Accumulated depreciation	(13,603)	(13,157)

Property and equipment, net	2,621	2,825

Goodwill, net of accumulated amortization	21,060	22,208
Intangible assets, net of accumulated amortization	9,556	12,819
Other assets, net of accumulated amortization	6,671	7,260

Total assets	$286,640	$251,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,357	$10,680
Deferred revenue	19,001	17,830
Accrued wages and payroll taxes	8,026	8,458
Income taxes payable	2,840	1,899
Other accrued expenses	6,557	5,413
Deferred compensation	1,071	806
Liabilities of discontinued operations	84	111

Total current liabilities	41,936	45,197

Other long-term liabilities	39	55
Deferred income taxes	77	213

Total liabilities	42,052	45,465

Stockholders’ equity
Common stock: $.001 par value per share, 75,000 shares authorized; 39,793 and 39,660 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	40	40
Preferred stock: 500 shares authorized, none issued and outstanding at September 30, 2015 or December 31, 2014	0	0
Additional paid-in capital	84,769	82,450
Accumulated income	164,553	125,885
Accumulated other comprehensive income	(4,774)	(2,502)

Total stockholders’ equity	244,588	205,873

Total liabilities and stockholders’ equity	$286,640	$251,338

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$60,027	$52,633	$190,555	$139,111

Cost of goods sold	23,755	17,038	78,111	46,699

Gross profit	36,272	35,595	112,444	92,412

Operating costs:
Sales and marketing	8,842	10,729	28,616	32,410
Research and development	4,378	4,441	13,465	14,784
General and administrative	8,506	5,440	21,730	16,447
Amortization of purchased intangible assets	1,091	1,143	3,348	3,392

Total operating costs	22,817	21,753	67,159	67,033

Operating income	13,455	13,842	45,285	25,379

Interest income	107	35	284	70
Other income (expense)	(25)	(986)	(28)	(300)

Income from continuing operations before income taxes	13,537	12,891	45,541	25,149
Provision for income taxes	2,351	1,682	6,831	3,521

Net income from continuing operations	11,186	11,209	38,710	21,628
Income (loss) from discontinued operations	(4)	(46)	(42)	(68)

Net income	$11,182	$11,163	$38,668	$21,560

Net income per share:
Basic income (loss) per share

Continuing	$0.28	$0.28	$0.97	$0.55

Discontinued	(0.00)	(0.00)	(0.00)	(0.00)

Total	$0.28	$0.28	$0.97	$0.55

Diluted income (loss) per share

Continuing	$0.28	$0.28	$0.97	$0.55

Discontinued	(0.00)	(0.00)	(0.00)	(0.00)

Total	$0.28	$0.28	$0.97	$0.55

Weighted average common shares outstanding:
Basic	39,580	39,358	39,563	39,330

Diluted	39,733	39,541	39,711	39,467

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$11,182	$11,163	$38,668	$21,560

Other comprehensive income - Cumulative translation adjustment	(10)	(2,858)	(2,272)	(2,695)

Comprehensive income	$11,172	$8,305	$36,396	$18,865

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income from continuing operations	$38,710	$21,628
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	4,359	4,675
Deferred tax expense (benefit)	1,724	(858)
Stock-based compensation	2,726	1,840
Changes in assets and liabilities:
Accounts receivable, net	(9,021)	(564)
Inventories	11,972	(5,777)
Foreign sales tax receivable	143	213
Other current assets	56	834
Accounts payable	(6,240)	2,473
Income taxes payable	1,086	(966)
Accrued expenses	673	3,602
Current deferred compensation	265	411
Deferred revenue	1,382	2,526

Net cash provided by operating activities of continuing operations	47,835	30,037

Cash flows from investing activities of continuing operations:
Purchase of short term investments	(74,807)	(64,916)
Maturities of short term investments	99,768	19,992
Additions to property and equipment	(914)	(1,212)
Additions to intangible assets	(75)	(112)
Other assets	(3)	(1,309)

Net cash provided by (used in) investing activities of continuing operations	23,969	(47,557)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options	0	51
Tax payments for restricted stock issuances	(837)	(123)
Tax benefit of stock-based compensation	430	253

Net cash provided by (used in) financing activities of continuing operations	(407)	181

Cash flows used in discontinued operations:
Net cash used in operating activities of discontinued operations	(69)	(56)

Net cash used in discontinued operations	(69)	(56)

Effect of exchange rate changes on cash	233	(227)

Net increase (decrease) in cash	71,561	(17,622)
Cash and equivalents, beginning of year	72,441	98,607

Cash and equivalents, end of period	$144,002	$80,985

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

For the three and nine month periods ended September 30, 2015, foreign currency transactions resulted in losses of $294 and $1,062, respectively, compared to losses of $1,208 and $1,109, respectively, for the same periods in 2014.

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

In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers: Deferral of Effective Date deferring the new revenue standard one year and allowing early adoption as of the original effective date.

We are currently evaluating the impact of our pending adoption of ASU 2014-09 and 2015-14 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard and whether we will elect early adoption.

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

Software Development Costs

We capitalize software development costs in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. No software development costs were capitalized during the three and nine months ended September 30, 2015.

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

Fair Value of Financial Instruments

At September 30, 2015 and December 31, 2014, our financial instruments were cash equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined using level one inputs as defined in ASC 820, Fair Value Measurements and Disclosures. The fair values of the financial instruments were not materially different from their carrying amounts at September 30, 2015 and December 31, 2014.

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

Inventories are comprised of the following:

	September 30,	December 31,
	2015	2014
Component parts	$10,169	$15,727
Work-in-process and finished goods	11,733	18,148

Total	$21,902	$33,875

Note 3 – Discontinued Operations

During 2011, our wholly-owned Dutch subsidiary, DigiNotar B.V., was declared bankrupt. The court-appointed trustee is responsible for the business activities, administration and liquidation of DigiNotar B.V. Accordingly, related assets, liabilities and activities are reflected in discontinued operations.

The loss from discontinued operations, net of tax, for the three and nine months ended September 30, 2015 was $4 and $42, respectively, compared to losses of $46 and $68 for the same periods in 2014.

At September 30, 2015 and December 31, 2014, liabilities of discontinued operations consist of the following:

	September 30,	December 31,
	2015	2014

Accrued professional fees	$2	$25
Income tax payable	82	86

Liabilities of discontinued operations	$84	$111

Note 4 – Goodwill

Goodwill activity for the nine months ended September 30, 2015 consisted of the following:

Net balance at December 31, 2014	$22,208
Net foreign currency translation	(1,148)

Net balance at September 30, 2015	$21,060

September 30, 2015 balance at cost	$21,914
Accumulated amortization	(854)

Net balance at September 30, 2015	$21,060

Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuations.

Note 5 – Intangible Assets

Intangible asset activity for the nine months ended September 30, 2015 is detailed in the following table.

	Capitalized Technology	Patents & Trademarks	Other	Total Intangible Assets
Net balance at December 31, 2014	$10,216	$1,929	$674	$12,819
Additions-Other	0	106	0	106
Net foreign currency translation	(7)	0	(14)	(21)
Amortization expense	(3,065)	(114)	(169)	(3,348)

Net balance at September 30, 2015	$7,144	$1,921	$491	$9,556

September 30, 2015 balance at cost	$28,033	$2,539	$1,106	$31,678
Accumulated amortization	(20,889)	(618)	(615)	(22,122)

Net balance at September 30, 2015	$7,144	$1,921	$491	$9,556

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations.

Note 6 – Income Taxes

Our effective tax rate for the nine months ended September 30, 2015 is equal to our expected 2015 annual tax rate of 15%. This is lower than the U.S. statutory rate of 34% primarily due to income in foreign jurisdictions taxed at lower rates. In the first half of 2015, our annual tax rate was estimated to be 14%. Our effective tax rate for the third quarter of 2015 was 17%. It is higher than the expected annual rate because it includes an adjustment for the first half of 2015 to account for the increase in the expected annual rate from 14% to 15%.

The effective tax rate for the nine months ended September 30, 2014 was equal to our expected 2014 annual tax rate of 14%. This was lower than the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates. In the first half of 2014, our expected annual rate was estimated to be 15%. Our effective rate for the quarter ended September 30, 2014 was 13%. The effective rate for the third quarter was lower than the expected annual rate because it included an adjustment for the first half of 2014 for the reduction in the expected annual rate from 15% to 14%.

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

The activity in our warranty liability was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$53	$59	$85	$116
Provision for claims	14	65	127	133
Product or cash issued to settle claims	(23)	(20)	(168)	(145)

Balance, end of period	$44	$104	$44	$104

At September 30, 2015, deferred revenue from extended warranties was $68.

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

The following table details long-term compensation plan and stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Restricted stock	$1,049	$630	$2,726	$1,840
Long-term compensation plan	509	351	1,382	570

Total Non-Cash Compensation	$1,558	$981	$4,108	$2,410

Note 9 – Common Stock and Earnings per Share

In connection with the 2009 Equity Incentive Plan, during the nine months ended September 30, 2015, we issued 132 total shares of restricted common stock, 15 shares for awards granted in the first quarter of 2015 and 117 performance shares related to awards provisioned in prior years.

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three and nine months ended September 30, 2015 and 2014 follow:

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income from continuing operations	$11,186	$11,209	$38,710	$21,628
Income (loss) from discontinued operations	(4)	(46)	(42)	(68)

Net income	$11,182	$11,163	$38,668	$21,560

Net income per share:
Basic income (loss) per share

Continuing	$0.28	$0.28	$0.97	$0.55

Discontinued	(0.00)	(0.00)	(0.00)	(0.00)

Total	$0.28	$0.28	$0.97	$0.55

Diluted income (loss) per share

Continuing	$0.28	$0.28	$0.97	$0.55

Discontinued	(0.00)	(0.00)	(0.00)	(0.00)

Total	$0.28	$0.28	$0.97	$0.55

Weighted average common shares outstanding:
Basic	39,580	39,358	39,563	39,330

Diluted	39,733	39,541	39,711	39,467

Note 10 – Contingencies

During the second quarter of 2015, our management became aware that certain of our products which were sold by our European subsidiary to a third-party distributor may have been resold by the distributor to parties in Iran, potentially including parties whose property and interests in property may be blocked pursuant to Executive Order 13224, Executive Order 13382 or that may be identified under Section 560.304 of 31 C.F.R. Part 560 as the “Government of Iran”.

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

On July 28, 2015 a putative class action complaint was filed in the United States District Court for the Northern District of Illinois, captioned Linda J. Rossbach v. Vasco Data Security International, Inc., et al., case number 1:15-cv-06605, naming VASCO and certain of its current executive officers as defendants and alleging violations under the Securities Exchange Act of 1934, as amended. The suit was purportedly filed on behalf of a putative class of investors who purchased VASCO securities between February 18, 2014 and July 21, 2015, and seeks to recover damages allegedly caused by the defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. Pursuant to a September 1, 2015 scheduling order entered by the court, the lead plaintiff, once appointed, will have sixty days to file an amended complaint or notify the defendants that the lead plaintiff intends to rely on the current complaint. The defendants will then have sixty days to answer or otherwise respond to the operative complaint. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against the action vigorously.

On October 9, 2015, a derivative complaint was filed in the United States District Court for the Northern District of Illinois, captioned Elizabeth Herrera v. Hunt, et al., case number 1:15-cv-08937, naming VASCO’s Board of Directors and certain of its executive officers as individual defendants and the Company as a nominal defendant. On October 22, 2015, a second derivative complaint was filed in the Circuit Court of Cook County, Illinois, captioned Beth Seltzer v. Hunt, et al., case number 2015-ch-15541, naming the same defendants. The complaints assert, among other things, that the individual defendants breached their fiduciary duties by making material misstatements in, and omitting material information from, the Company’s public disclosures and by failing to maintain adequate internal controls and properly manage the Company. Among other things, the complaints seek unspecified compensatory damages and injunctive relief. On October 29, 2015, the Seltzer action was removed to the United States District Court for the Northern District of Illinois.

Note 11 - Subsequent Event

On October 6, 2015, VASCO Data Security International, Inc. (“VASCO”) and 685102 N.B. Inc., a wholly-owned subsidiary of VASCO (“Purchaser”), entered into an Arrangement Agreement (the “Arrangement Agreement”), providing for the acquisition by VASCO through Purchaser of Silanis Technology Inc. (“STI”), a leading provider of electronic signature (e-signature) and digital transaction solutions used to sign, send and manage documents, for an aggregate purchase price of $85.0 million, subject to adjustment as provided in the Arrangement Agreement.

The Arrangement Agreement contains customary representations, warranties and covenants of the parties to the Arrangement Agreement, including, among others, covenants of the parties to use commercially reasonable efforts to cause the acquisition to be consummated on or about November 24, 2015 or as soon thereafter as reasonably possible (but not during December 2015) and in any event by January 31, 2016 or such other date as the parties may agree to in writing.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended concerning, among other things, our expectations regarding the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and services and the anticipated future growth in certain markets in which we currently market and sell our products and services or anticipate selling and marketing our products or services in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect”, “believe”, “will”, “anticipate”, “emerging”, “intend”, “plan”, “could”, “may”, “estimate”, “should”, “objective”, “goal”, “possible”, “potential”, “projected” and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These additional risks, uncertainties and other factors have been described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2014 and include, but are not limited to, (a) risks of general market conditions, including currency fluctuations and the uncertainties resulting from turmoil in world economic and financial markets, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasingly sophisticated hacking attempts, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, and changing government regulations, and (c) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers. These risks, uncertainties and other factors include the risk that the announced acquisition (“Acquisition”) of Silanis Technology, Inc. (“Silanis”) is not completed on a timely basis or at all; VASCO’s ability to integrate Silanis into the business of VASCO successfully and the amount of time and expense spent and incurred in connection with the integration; the risk that the revenue synergies, cost savings and other economic benefits that VASCO anticipates as a result of the Acquisition are not fully realized or take longer to realize than expected. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements. Except for our ongoing obligations to disclose material information as required by the U.S. federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

General

The following discussion is based upon our consolidated results of operations for the quarter and nine months ended September 30, 2015 and 2014 (percentages in the discussion, except for returns on average net cash balances, are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

There continues to be significant global economic uncertainty, including Europe, our most important market. While the European Union and European Central Bank continue to implement new programs to adapt to changing economic conditions in the region, Europe continues to struggle with sovereign debt issues and, over the first nine months of 2015, a currency, primarily the Euro, which has weakened against the U.S. Dollar and other currencies. As a result, we expect that Europe will continue to face difficult economic conditions in 2015. We believe that the current economic conditions in Europe may limit our growth opportunities in the Enterprise and Application Security market, but do not expect that the economic conditions will have a significant impact on the Banking market. Should the sovereign debt issue escalate, especially to the point that a country defaults on its debt or the European Union, or Euro Monetary Union, either disbands or is re-formulated, we expect that the resulting economic difficulties would have a major negative impact on the global economy, not just the economies of Western Europe, and our business.

In the third quarter of 2015, revenue from our Europe, Middle East and Africa (“EMEA”) region, which accounted for 66% of our total revenue, increased 29% when compared to the third quarter of 2014. For the first nine months of 2015, revenue from our EMEA region, which accounted for 69% of our total revenue, increased 57% when compared to the first nine months of 2014. The increase in revenue from our EMEA region in the third quarter and first nine months of 2015 reflected delivery of a significant amount of card readers using our Cronto technology to Rabobank. Excluding shipments to Rabobank, we believe revenues in the third quarter and first nine months of 2015 compared to the same periods in 2014 primarily reflected the timing of when orders are received and goods are shipped rather than being attributable to changes in the economic environment.

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

Comparison of Results for the Three and Nine months ended September 30, 2015 and 2014

Currency Fluctuations: In both the third quarter and first nine months of 2015, approximately 96% of our revenue was generated outside the United States. While the majority of our revenues are generated outside of the United States, the majority of our revenue in the third quarter and first nine months of 2015 were denominated in U.S. Dollars. We estimate that 79% of our revenues for both the third quarter and first nine months of 2015 were denominated in U.S. Dollars. In addition, in the third quarter and first nine months of 2015, approximately 64% and 67%, respectively, of our operating expenses were generated/incurred outside of the United States. As a result, changes in currency exchange rates, especially from the Euro to U.S. Dollar, can have a significant impact on revenue and expenses.

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

The U.S. Dollar, on average, strengthened against the Euro approximately 21% for the quarter and 22% for the nine months ended September 30, 2015, as compared to the same periods in 2014. We estimate that the change in currency rates in 2015 compared to 2014 resulted in a decrease in revenue of approximately $2,454 and $7,652 for the quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 and a decrease in operating expenses of approximately $2,354 and $7,483 for the quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.

The financial position and the results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland and Singapore, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates generated other comprehensive loss of $10 and $2,272 for the third quarter and first nine months of 2015, respectively, and other comprehensive loss of $2,858, and $2,695 in the in the third quarter and first nine months of 2014, respectively. These amounts are included as a separate component of stockholders’ equity. The functional currency for both our subsidiaries in Switzerland and Singapore is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other income (expense). Foreign exchange transaction losses aggregating $294 in the third quarter of 2015 compare to foreign exchange transaction losses of $1,208 in the third quarter of 2014. Foreign exchange transaction losses aggregating $1,062 in the first nine months of 2015 compare to foreign exchange transaction losses of $1,109 in the first nine months of 2014.

Revenue

Revenue by Geographic Regions: We classify our sales by customers’ location in four geographic regions: 1) EMEA, which includes Europe, the Middle East and Africa; 2) the United States, which for our purposes includes sales in Canada; 3) Asia Pacific; and 4) Other Countries, including Australia, Latin America and India. The breakdown of revenue in each of our major geographic areas was as follows:

	EMEA	United States	Asia Pacific	Other Countries	Total

Three months ended September 30:

Revenue:
2015	$39,362	$2,522	$12,206	$5,937	$60,027
2014	30,528	4,109	14,257	3,739	52,633

Percent of Total:
2015	66%	4%	20%	10%	100%
2014	58%	8%	27%	7%	100%

Nine months ended September 30:

Revenue:
2015	$132,322	$8,208	$34,361	$15,664	$190,555
2014	84,302	8,745	33,672	12,392	139,111

Percent of Total:
2015	70%	4%	18%	8%	100%
2014	61%	6%	24%	9%	100%

Total revenue in the third quarter of 2015 increased $7,394, or 14%, from the third quarter of 2014. For the first nine months of 2015, total revenue increased $51,444 or 37% from the first nine months of 2014. The increase in revenue in the third quarter and first nine months of 2015 compared to the same periods in 2014 primarily reflected the delivery of a significant amount of card readers using our Cronto technology sold to Rabobank. Revenue related to our delivery of all products to Rabobank globally exceeded 30% of total revenue in both the third quarter and first nine months of 2015. For the first nine months of 2015, revenue from all other customers, excluding Rabobank, decreased by less than 5% compared to the same period in 2014, but would have increased by less than 5% if the currency exchange rates in 2015 had been the same as in 2014. Please see the discussion below under “Revenue by Target Market” for additional information regarding the changes in revenue from the Banking and the Enterprise and Application Security markets.

Revenue generated in EMEA during the third quarter of 2015 was $8,834, or 29%, higher than the third quarter of 2014. For the first nine months of 2015, revenue generated in EMEA was $48,020, or 57% higher than the first nine months of 2014. The increase in revenues in the third quarter of 2015 compared to the third quarter of 2014 reflected an increase in revenue from the Banking market partially offset by a decline in revenue from the Enterprise and Application Security market. The increase in revenue in the first nine months of 2015 compared to the same period in 2014 primarily reflected an increase in revenue from the Banking market. Revenue resulting from the sale of card readers to Rabobank discussed above are recorded as EMEA revenue.

Revenue generated in the United States for the third quarter of 2015 was $1,587, or 39%, lower than the third quarter of 2014. For the first nine months of 2015, revenue generated in the United States was $537, or 6% lower than the first nine months of 2014. The decrease in revenue for the third quarter of 2015 compared to the same period in 2014 reflected a decrease in revenue from both the Banking and Enterprise and Application Security markets. The decrease in revenues for the first nine month of 2015 compared to the same period in 2014 was primarily due to a reduction in revenue from the Banking market.

Revenue generated in the Asia Pacific region during the third quarter of 2015 was $2,051, or 14%, lower than the third quarter of 2014. For the first nine months of 2015 revenue was $689, or 2% higher than the first nine months of 2014. The decrease in revenues for the third quarter 2015 compared to the third quarter of 2014 reflected a decrease in revenue from both the Banking and Enterprise and Application Security markets. Revenues for the first nine months of 2015 compared to the same period in 2014 reflected an increase in revenue from the Banking market partially offset by a decrease in revenue from the Enterprise and Application Security market.

Revenue generated from Other Countries during the third quarter of 2015 was $2,198, or 59%, higher than the third quarter of 2014. For the first nine months of 2015 revenue was $3,272, or 26%, higher than the first nine months of 2014. The increase in revenues from Other Countries in the third quarter and first nine months of 2015 compared to the same periods in 2014 was primarily due to an increase in revenues from the Banking market in Latin America partially offset by a decline in revenues from the Enterprise and Application Security market in Australia.

With our sales and licensing business model, we believe the comparison of revenues is heavily influenced by the timing of when orders are received and goods are shipped. We also expect that revenues from regions other than EMEA will be more volatile given the earlier stage of development of the authentication market in those countries. VASCO, however, plans to continue to invest in new markets based on our estimates of the each market’s demand for strong user authentication.

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

	Banking	Enterprise & Application Security	Total

Three months ended September 30:

Revenue:
2015	$52,919	$7,108	$60,027
2014	44,413	8,220	52,633

Percent of Total:
2015	88%	12%	100%
2014	84%	16%	100%

Nine months ended September 30:

Revenue:
2015	$168,001	$22,554	$190,555
2014	116,067	23,044	139,111

Percent of Total:
2015	88%	12%	100%
2014	83%	17%	100%

Revenue in the third quarter of 2015 from the Banking market increased $8,506, or 19%, from the third quarter of 2014 and revenue from the Enterprise and Application Security market decreased $1,112, or 14%, in the same period. Revenue for the first nine months of 2015 from the Banking market increased $51,934, or 45%, compared to the first nine months of 2014, while revenue from the Enterprise and Application Security market decreased $490 or 2% in the same period.

The increase in revenue from the Banking market for the third quarter and first nine months of 2015 compared to the same periods in 2014 was primarily due to an increase in revenue from card reader products sold partially offset by a decline in non-hardware revenues. The decrease in revenue from the Enterprise and Application Security market for the third quarter of 2015 compared to the third quarter of 2014 was due to decline in both hardware and non-hardware products sold, partially offset by an increase in revenue from maintenance and support. The decrease in revenue from the Enterprise and Application Security market for the first nine months of 2015 compared to the same period in 2014 was due to decline in both hardware and non-hardware products sold, partially offset by an increase in revenue from maintenance and support.

The increase in revenue from the Banking market in the third quarter of 2015 compared to the third quarter of 2014 primarily reflected increases in revenue from EMEA and Latin America, partially offset by declines in revenue from the United States and Asia Pacific. Revenue from the Banking market for the first nine months of 2015 compared to the same period of 2014, increased in all regions other than in the United States. While we believe that the global Banking market is relatively stable, our revenues may vary significantly period to period and region to region based on the size and timing of shipment of individual orders.

Revenues in the Enterprise and Application Security market in the third quarter of 2015 compared to the third quarter of 2014 declined in all regions. For the first nine months of 2015 compared to the same period of 2014 revenue from the Enterprise and Application Security market primarily reflected lower revenue from the Asia Pacific and Other Countries.

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

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue from continuing operations for the three and nine months ended September 30, 2015 and 2014:

AS A PERCENTAGE OF REVENUE

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	39.6%	32.4%	41.0%	33.6%

Gross profit	60.4%	67.6%	59.0%	66.4%

Operating costs:
Sales and marketing	14.7%	20.4%	15.0%	23.3%
Research and development	7.3%	8.4%	7.1%	10.6%
General and administrative	14.2%	10.3%	11.4%	11.8%
Amortization of purchased intangible assets	1.8%	2.2%	1.7%	2.5%

Total operating costs	38.0%	41.3%	35.2%	48.2%

Operating income	22.4%	26.3%	23.8%	18.2%

Interest income	0.2%	0.1%	0.1%	0.1%
Other income (expense), net	(0.1)%	(1.9)%	0.0%	(0.2)%

Income from continuing operations before income taxes	22.5%	24.5%	23.9%	18.1%
Provision for income taxes	3.9%	3.2%	3.6%	2.6%

Net income from continuing operations	18.6%	21.3%	20.3%	15.5%

Gross Profit

Consolidated gross profit for the quarter ended September 30, 2015 was $36,272, an increase of $677, or 2%, from the quarter ended September 30, 2014. Gross profit as a percentage of revenue (gross profit margin) was 60% for the quarter ended September 30, 2015, as compared to 68% for the quarter ended September 30, 2014. The decrease in gross profit as a percentage of revenue for the third quarter of 2015 compared to 2014 primarily reflects:

•	a decline in the gross margins from hardware products sold in the Banking market,

•	the unfavorable impact of the strengthening of the U.S. Dollar to the Euro,

•	an unfavorable mix of products sold, with revenues from the Enterprise and Application Security market decreasing as a percentage of our total revenue, and

•	a decline in non-hardware revenue as a percentage of our total revenue.

Consolidated gross profit for the nine months ended September 30, 2015 was $112,444, an increase of $20,032, or 22%, from the comparable period in 2014. Gross profit as a percentage of revenue (gross profit margin) was 59% for the nine months ended September 30, 2015 and 66% for the nine months ended September 30, 2014. The decrease in gross profit as a percentage of revenue for the first nine months of 2015 compared to 2014 primarily reflects the same factors noted above for the comparison of the third quarter of 2015 to the third quarter of 2014.

The gross margins generated from the banking market in any specific period will vary based on a number of factors including, but not limited to, the products sold, the quantity sold, the geographic location of the sales and competition based on product or geography. Generally, we experience significant competition when the sale involves card readers. Card readers generally have a gross profit margin that is approximately 25 to 35 percentage points lower than other hardware-related margins due to competitive pricing pressures. There are a number of competitors in the EMV (Europay, Mastercard and VISA) market that produce card reader products with fewer features at a lower cost than our products. Card readers represented 35% and 40% of our total revenue in the third quarter and first nine months of 2015, respectively, as compared to 12% and 17% of our total revenue in the third quarter and first nine months of 2014.

The majority of our inventory purchases are denominated in U.S. Dollars. Also, as previously noted, our sales are denominated in various currencies including the Euro. As the U.S. Dollar strengthened against the Euro in the third quarter and first nine months of 2015 compared to the same periods of 2014, revenue from sales made in Euros decreased, as measured in U.S. Dollars, without a corresponding change in the cost of goods sold. As noted earlier, the impact from changes in currency rates are estimated to have decreased revenue by approximately $2,454 and $7,652 in the third quarter and first nine months of 2015, respectively. Had the currency rates in 2015 been equal to the rates in 2014, the gross profit margin would have been approximately 1.6 percentage points higher for both the third quarter and first nine months of 2015.

The decrease in the percentage of our revenue that came from the Enterprise and Application Security market reflected the fact that revenue from that segment increased 14% and 2% for the third quarter and first nine months of 2015, respectively, while revenue from the Banking market increased 19% and 45% in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014. Revenue from our Enterprise and Application Security market, which generally has margins that are 30 to 40 percentage points higher than the Banking market, was 12% of our total revenue in both the third quarter and first nine months of 2015 compared to 16% and 17% of total revenue in the third quarter and first nine months of 2014, respectively.

Similarly, revenue from our non-hardware products generally has margins that are 30 to 40 percentage points higher than our hardware products. The amount of revenue from our non-hardware products decreased 22% and 4% in the third quarter and first nine months of 2015, respectively, compared to the comparable periods of 2014. As a percentage of total revenue, non-hardware revenue was 21% and 20% in the third quarter and first nine months of 2015, respectively, compared to 31% and 29% of revenue in the third quarter and first nine months of 2014, respectively.

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

Generally, the most significant factor driving our operating expenses is our headcount. Direct compensation and benefit plan expenses generally represent between 55% and 65% of our operating expenses. In addition, a number of other expense categories are directly related to headcount. We attempt to manage our headcount within the context of the economic environments in which we operate and the investments we believe we need to make for our infrastructure to support future growth and for our products to remain competitive. For the third quarter and first nine months of 2015, average headcount was 3% higher and 3% lower, respectively, than the same periods in 2014.On a consolidated basis, our operating expenses for the quarter and nine months ended September 30, 2015 were $22,817 and $67,159, respectively, an increase of $1,064, or 5%, from the third quarter of 2014 and an increase of $126, or less than 1%, from the nine months ended September 30, 2014. The increase in consolidated operating expenses for the third quarter of 2015 compared to the same period in 2014 was primarily related to:

•	the benefit of the strengthening of the U.S. Dollar to the Euro and other foreign currencies,

partially offset by;

•	increased long-term incentive compensation expenses, and

•	increased professional fees, primarily legal expenses.

While our total operating expenses for the first nine months of 2015 were essentially flat with the operating expenses for 2014, the comparison primarily reflected the same components as noted in the comparison of the third quarter of 2015 compared to the third quarter of 2014.

Historically, operating expenses can be impacted by changes in foreign exchange rates. As noted above, we estimate that the change in currency rates in 2015 compared to 2014 resulted in a decrease in operating expenses of approximately $2,354 and $7,483 for the third quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Operating expenses for the third quarter and first nine months of 2015 included $1,558 and $4,108, respectively, of expenses related to long-term incentive plan costs compared to $981 and $2,411 of long-term incentive plan costs for the third quarter and first nine months of 2014, respectively.

Professional fees, including the benefit of changes in currency exchange rates, increased approximately $1,663 and $2,319 for the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014. The increased expense primarily reflected an increase in legal expenses due in large part to our previously disclosed internal investigation related to the possible sale of our products by a distributor into Iran and due diligence related to the announced acquisition of Silanis.

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended September 30, 2015 were $8,842, a decrease of $1,887, or 18%, from the third quarter of 2014. Consolidated sales and marketing expenses for the nine months ended September 30, 2015, were $28,616, a decrease of $3,794, or 12%, from the same period of 2014. The decrease in sales and marketing expenses for both periods reflected the benefit of the strengthening of the U.S. Dollar to other foreign currencies.

Average full-time sales, marketing, support, and operating employee headcount for the three and nine months ended September 30, 2015 was 185 and 184, respectively compared to 183 and 189 for the three and nine months ended September 30, 2014, respectively. Headcount was approximately 1% higher for the third quarter of 2015 compared to the third quarter of 2014 and 3% lower for the nine months ended September 30, 2015 when compared to the same period in 2014.

Research and Development Expenses

Consolidated research and development expenses for the quarter ended September 30, 2015, were $4,378, a decrease of $63, or 1%, from the third quarter of 2014. Consolidated research and development costs for the nine months ended September 30, 2015, were $13,465, a decrease of $1,319, or 9%, from the same period of 2014. The decrease in research and development for both periods reflected the benefit of the strengthening of the U.S. Dollar to other foreign currencies.

Average full-time research and development employee headcount for the three and nine months ended September 30, 2015 was 138 and 136, respectively compared to 134 and 140 for the three and nine months ended September 30, 2014, respectively. Headcount was approximately 3% higher for the third quarter of 2015 compared to the third quarter of 2014 and 3% lower for the nine months ended September 30, 2015 when compared to the same period in 2014.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended September 30, 2015, were $8,506, an increase of $3,066, or 56%, from the third quarter of 2014. Consolidated general and administrative expenses for the nine months ended September 30, 2015, were $21,730, an increase of $5,283, or 32%, when compared to the same period of 2014. The increase in general and administrative expenses in both the third quarter and first nine months of 2015 compared to the comparable periods in 2014 primarily reflected the increase in long-term incentive plan expense and the increase in professional fees noted above partially offset by the benefit of the strengthening of the U.S. Dollar to foreign currencies.

Average full-time general and administrative employee headcount for the three and nine months ended September 30, 2015 was 60 and 58, respectively, compared to 57 and 58 for the three and nine months ended September 30, 2014, respectively. Average headcount for the third quarter of 2015 was 5% higher than in the third quarter of 2014 and unchanged for the first nine months of 2015 compared to the same period in 2014.

Amortization of Intangible Assets

Amortization of intangible assets for the third quarter and first nine months of 2015 was $1,091 and $3,348, respectively, a decrease of $52 when compared to the third quarter of 2014 and a decrease of $44 when compared to the nine months ended September 30, 2014.

Interest Income

Consolidated net interest income was $107 in the third quarter of 2015 as compared to $35 in the third quarter of 2014. For the nine months ended September 30, 2015, interest income was $284 compared to $70 for the same period of 2014. The increase in interest income for the third quarter and first nine months of 2015 compared to the same periods in 2014 reflects an increase in the average interest rate earned on the invested balances and an increase in the average invested balance.

Our average cash balance in the third quarter and first nine months of 2015 of $172,559 and $155,393, respectively, was 40% and 37% higher, than in the third quarter and first nine months of 2014, respectively. Our annual return on invested cash was approximately 0.25% and 0.24% for the third quarter and nine months ended September 30, 2015, respectively, compared to 0.12% and 0.08% for the comparable periods in 2014, respectively.

Other Income (Expense), Net

Other income (expense) primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our research and development in those countries and other miscellaneous non-operational, non-recurring expenses.

Other expense for the third quarter of 2015 was $25 compared to $986 for the third quarter of 2014. Other income (expense) included exchange losses of $294 for the quarter ended September 30, 2015 compared to exchange losses of $1,208 for the quarter ended September 30, 2014.

Other expense for the first nine months of 2015 was $28 compared to $300 for the first nine months of 2014. Other expense included exchange losses of $1,062 for the nine months ended September 30, 2015 compared to exchange losses of $1,109 for the nine months ended September 30, 2014.

Income Taxes

Income tax expense for the third quarter of 2015 was $2,351, an increase of $669 from the third quarter of 2014. Income tax expense for the first nine months of 2015 was $6,831, an increase of $3,310 from the same period in 2014. The increase in tax expense in 2015 from 2014 in both periods is attributable to higher pretax income. The effective tax rate was 17% for the third quarter and 15% for the first nine months of 2015 compared to 13% and 14% for the third quarter and first nine months of 2014, respectively.

The effective tax rate for both periods reflects our estimate of our full-year tax rate at the end of each respective period. The increase in the tax rate at the end of the third quarter of 2015 compared to the end of the third quarter in 2014 is primarily attributable to an increase in pretax income in tax jurisdictions that have a higher statutory tax rate. We believe that our effective tax rate may vary significantly quarter to quarter as actual earnings or losses are realized in countries with differing tax rates or with loss carryforwards that have been reserved.

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

Loss from Discontinued Operations

We reported an after-tax loss from discontinued operations of $4 and $42 for the quarter and nine months ended September 30, 2015, respectively. The loss for both periods include ongoing expenses related to the bankruptcy and discontinuation of the DigiNotar business in the third quarter of 2011. The after tax losses of $46 and $68 for the quarter and nine months ended September 30, 2014, respectively, were also attributable to expenses related to the bankruptcy and discontinuation of the DigiNotar business.

Liquidity and Capital Resources

At September 30, 2015, we had net cash balances (total cash, cash equivalents and restricted cash less bank borrowings) of $144,002 and short-term investments of $39,978. At June 30, 2015, we had net cash balances of $82,110 and short-term investments of $74,900. At December 31, 2014, we had net cash balances of $72,441 and short-term investments of $64,940. We had no outstanding debt or restricted cash at September 30, 2015, June 30, 2015 or December 31, 2014.

Short-term investments at September 30, 2015, March 31, 2015, and December 31, 2014, consisting of high quality commercial paper with maturities of less than nine months, were held by our U.S. and Swiss entities and issued by domestic and foreign corporations.

Our working capital at September 30, 2015 was $204,796, an increase of $12,937 or 7% from $191,859 at June 30, 2015, and an increase of $43,767 or 27% from $161,029 at December 31, 2014. Our current ratio was 5.9 to 1.0 at September 30, 2015. The increase in the combined balance of cash and short-term investments as well as the increase in working capital at September 30, 2015 from December 31, 2014 primarily reflects the benefit from the cash flow from operations for the third quarter and first nine months of 2015.

As of September 30, 2015, we held $103,167 of cash and short-term investments in banks outside of the United States. Of that amount, $102,653 is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.

On October 6, 2015, VASCO Data Security International, Inc. (“VASCO”) entered into an agreement providing for the acquisition of Silanis for an aggregate purchase price of $85.0 million, subject to adjustment. The agreement contains covenants of the parties to use commercially reasonable efforts to cause the acquisition to be consummated on or about November 24, 2015 or as soon thereafter as reasonably possible (but not during December 2015) and in any event by January 31, 2016 or such other date as the parties may agree to in writing. We expect to utilize short term investments and cash in banks to fund the acquisition.

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

In August, 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers: Deferral of Effective Date, which allowed companies to defer implementation of ASU 2014-9 one year but also allowed early adoption as of the original effective date.

We are currently evaluating the impact of our pending adoption of ASU 2014-09 and Update No. 2015-14 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three and nine months ended September 30, 2015. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On July 28, 2015 a putative class action complaint was filed in the United States District Court for the Northern District of Illinois, captioned Linda J. Rossbach v. Vasco Data Security International, Inc., et al., case number 1:15-cv-06605, naming VASCO and certain of its current executive officers as defendants and alleging violations under the Securities Exchange Act of 1934, as amended. The suit was purportedly filed on behalf of a putative class of investors who purchased VASCO securities between February 18, 2014 and July 21, 2015, and seeks to recover damages allegedly caused by the defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. Pursuant to a September 1, 2015 scheduling order entered by the court, the lead plaintiff, once appointed, will have sixty days to file an amended complaint or notify the defendants that the lead plaintiff intends to rely on the current complaint. The defendants will then have sixty days to answer or otherwise respond to the operative complaint. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against the action vigorously.

On October 9, 2015, a derivative complaint was filed in the United States District Court for the Northern District of Illinois, captioned Elizabeth Herrera v. Hunt, et al., case number 1:15-cv-08937, naming VASCO’s Board of Directors and certain of its executive officers as individual defendants and the Company as a nominal defendant. On October 22, 2015, a second derivative complaint was filed in the Circuit Court of Cook County, Illinois, captioned Beth Seltzer v. Hunt, et al., case number 2015-ch-15541, naming the same defendants. The complaints assert, among other things, that the individual defendants breached their fiduciary duties by making material misstatements in, and omitting material information from, the Company’s public disclosures and by failing to maintain adequate internal controls and properly manage the Company. Among other things, the complaints seek unspecified compensatory damages and injunctive relief. On October 29, 2015, the Seltzer action was removed to the United States District Court for the Northern District of Illinois.

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

During the second quarter of 2015, VASCO management became aware that certain of its products which were sold by a VASCO European subsidiary to a third-party distributor may have been resold by the distributor to parties in Iran, potentially including parties whose property and interests in property may be blocked pursuant to Executive Order 13224, Executive Order 13382 or that may be identified under Section 560.304 of 31 C.F.R. Part 560 as the “Government of Iran”.

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

As further described in Form 8-K filed October 13, 2015, on October 6, 2015, VASCO Data Security International, Inc. (“VASCO”) and 685102 N.B. Inc., a wholly-owned subsidiary of VASCO (“Purchaser”), entered into an Arrangement Agreement (the “Arrangement Agreement”), providing for the acquisition by VASCO through Purchaser of Silanis Technology Inc. (“STI”), a leading provider of electronic signature (e-signature) and digital transaction solutions used to sign, send and manage documents, for an aggregate purchase price of $85.0 million, subject to adjustment as provided in the Arrangement Agreement.

The Arrangement Agreement contains customary representations, warranties and covenants of the parties to the Arrangement Agreement, including, among others, covenants of the parties to use commercially reasonable efforts to cause the acquisition to be consummated on or about November 24, 2015 or as soon thereafter as reasonably possible (but not during December 2015) and in any event by January 31, 2016 or such other date as the parties may agree to in writing

Item 6. Exhibits.

Exhibit 2.1* - Arrangement Agreement, dated October 6, 2015, among VASCO Data Security International, Inc., 685102 N.B. Inc., Silanis Technology Inc., Silanis International Limited, Silanis Canada Inc. and Silanis Agent Inc. (Incorporated by reference - Form 8K filed October 13, 2015.)

Exhibit 10.1 - Form of Support and Voting Agreements, entered into by VASCO Data Security International, Inc. and 685102 N.B. Inc. with STI, SIL and certain security holders of STI and SIL. (Incorporated by reference - Form 8K filed October 13, 2015.)

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2015.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2015.

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2015.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2015.

Exhibit 101.INS – XBRL Instance Document

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB - XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

* Certain exhibits, schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K. VASCO undertakes to furnish supplementally copies of any such omitted items upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2015.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clifford K. Bown
Clifford K. Bown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 2.1* - Arrangement Agreement, dated October 6, 2015, among VASCO Data Security International, Inc., 685102 N.B. Inc., Silanis Technology Inc., Silanis International Limited, Silanis Canada Inc. and Silanis Agent Inc. (Incorporated by reference - Form 8K filed October 13, 2015.)

Exhibit 10.1 - Form of Support and Voting Agreements, entered into by VASCO Data Security International, Inc. and 685102 N.B. Inc. with STI, SIL and certain security holders of STI and SIL. (Incorporated by reference - Form 8K filed October 13, 2015.)

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2015.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2015.

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2015.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2015.

Exhibit 101.INS – XBRL Instance Document

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB - XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

* Certain exhibits, schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K. VASCO undertakes to furnish supplementally copies of any such omitted items upon request by the Securities and Exchange Commission.