Form 10-K
period 2015-12-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2016-02-29
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Large accelerated filer      X             Accelerated filer                  Non-accelerated filer               Smaller reporting company

                                                              (do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes              No      X

As of June 30, 2015, the aggregate market value of voting and non-voting common equity (based upon the last sale price of the common stock as reported on the NASDAQ Capital Market on June 30, 2015) held by non-affiliates of the registrant was $900,260,577 at $30.19 per share.

As of February 11, 2016, there were 40,132,324 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

This report contains trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, Digipass as a Service, MYDIGIPASS.COM, DIGIPASS, VACMAN, aXsGUARD, IDENTIKEY, Cronto, and eSignLive.

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

PART I

Item 1 - Business

VASCO Data Security International, Inc. was incorporated in the State of Delaware in 1997 and is the successor to VASCO Corp., a Delaware corporation. Our principal executive offices are located at 1901 South Meyers Road, Suite 210, Oakbrook Terrace, Illinois 60181; the telephone number at that address is 630 932 8844. Our international headquarters in Europe is located at World-Wide Business Center, Balz-Zimmermannstrasse 7, CH-8152, Glattbrugg, Switzerland; the phone number at this location is +41 43 555 3500. Our principal operations offices in Europe are located at Koningin Astridlaan 164, B-1780 Wemmel, Belgium and the telephone number at that address is +32 2 609 9700. Unless otherwise noted, references in this Annual Report on Form 10-K to “VASCO”, “company”, “we”, “our”, and “us” refer to VASCO Data Security International, Inc. and its subsidiaries.

Additional information on the company, our products and services and our results, including the company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with the Securities and Exchange Commission (the “SEC”) are available, free of charge, on our website at https://www.vasco.com. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our reports are filed electronically with the SEC and are also available on the SEC’s website (http://www.sec.gov).

General

VASCO is an IT security company that designs, develops and markets security and business enablement solutions that secure and manage access to digital assets, and protect and facilitate transactions online, via mobile devices, and in-person. VASCO is a world leader in providing two-factor authentication and electronic signature solutions to financial institutions. VASCO solutions secure access to data, assets, and applications for global enterprises; provide tools for application developers to easily integrate security functions into their web-based and mobile applications; and facilitate digital transactions involving the signing, sending and managing of documents. Our core technology, two-factor authentication (also known as 2FA) strengthens the process of verifying the identity of users by means of a combination of two different components. These components may consist of something that the user knows, such as a username, and another item that the user possesses, such as a VASCO hardware or software authenticator that generates a one-time password (OTP). Two-factor authentication is a type of multi-factor authentication.

VASCO’s security solutions include both open standards-based and proprietary solutions, some of which are patented products and services used for authentication, electronically signing transactions and documents, and identity management in Business-to-Business (“B2B”), Business-to-Employee (“B2E”) and Business-to-Consumer (“B2C”) environments.

Historically, we have focused on two target market segments, the banking and/or financial services market (which we refer to as the “Banking Market” or “Banking”) and the enterprise and application security market (which we refer to as the “Enterprise and Application Security Market” or “Enterprise and Application Security”). Our target markets include, but are not limited to, applications where individuals access assets and information, and conduct transactions that have value.

In this increasingly connected world, online and mobile application owners and users benefit from our expertise in two-factor authentication, transaction signing, and application security. Our convenient and proven security solutions enable trusted interactions between businesses, employees, and consumers across a variety of online and mobile platforms.

In order to grow in this rapidly evolving market, VASCO has developed a growth strategy. Our strategy includes the following:

•	Bringing the next generation of authentication and electronic signature technologies to our customers to coincide with their business needs and refresh cycles;

•	Driving increased demand for our products in new applications and new markets;

•	Continuing to expand our client base in vertical market segments beyond our core business; and

•	Acquiring technology companies that expand our technology portfolio or our customer base and allow us to achieve our business objectives.

Our newest product offerings enhance our library of mobile application security modules, add risk-based anti-fraud solutions, and deliver broad-based signature capabilities that enable secure and simple digitized business transactions.

The number of people using the internet via computers, tablets, and smartphones continues to grow at a rapid pace. Consumers are embracing online and mobile transactions and banking in ever-increasing numbers. Organizations of all types have an increasing number of employees and business partners accessing protected resources from remote locations. New business paradigms such as these introduce new security risks for all participants, especially banks, merchants, and online service providers. Large and powerful criminal hacking organizations are launching more sophisticated hacking attacks with greater frequency. The criminal activities of private and state-sponsored hacking organizations has driven an increased need for security solutions and the expansion of regulations requiring organizations to improve their security measures to protect against hacking attacks and breaches. Several governments worldwide have recognized the risk associated with using fixed passwords for internet applications and have issued specific rules requiring two-factor authentication for online banking security. We anticipate that this trend may continue and that governments in other countries could prepare similar guidance or rules in order to protect their citizens’ online assets.

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

In December 2006, we opened our international headquarters in Zurich, Switzerland. In 2007, we established wholly owned sales subsidiaries in Brazil and Japan.

In 2008 and 2009, we established wholly-owned sales subsidiaries in Mumbai, India and Bahrain, respectively.

In 2011, we completed the establishment of our wholly-owned sales subsidiary in China and received our trade license for a new subsidiary in Dubai, United Arab Emirates.

Since the 1998 exchange offer, we have engaged in eleven acquisitions and one disposition.

In May 2013, we acquired Cronto Limited (“Cronto”), a provider of secure visual transaction authentication solutions for online banking. Cronto’s patented solution offers a robust, yet simple way to assure that a financial transaction has not been compromised, or “hacked.” The Cronto solution has been integrated into VACMAN Controller and IDENTIKEY Server, VASCO’s security platforms that support VASCO’s entire family of strong authentication and e-signature products.

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

In November 2015, we acquired Silanis Technology Inc., a leading provider of Electronic Signature (e-signature) and digital transaction solutions used to sign, send and manage documents. Silanis’ eSignLive™ platform is trusted by some of the largest banks, insurers and government agencies.

Our Approach

We believe that security solutions for authentication, electronic signature, and identity management that protect access to financial accounts and internal and cloud applications as well as the integrity of transactions, must be broad in scope and address all of the critical aspects of data security. The market requirements for security continue to evolve and we are responding by expanding our solutions beyond traditional authentication to include more channels such as mobile and ATM security. We believe that effective security solutions must address and assimilate issues relating to the following:

•	Speed and ease of implementation, use, and administration;

•	Reliability;

•	Interoperability within diverse applications on-premises and in the cloud;

•	Scalability; and

•	Overall cost of ownership.

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

•	We provide multiple choices to our customers for hardware and software solutions. By using our anti-fraud platform, customers can deploy two-factor authentication quickly. As a result of this approach, we believe that we are a leading provider of two-factor authentication, electronic signature, and identity management solutions that can help reduce customers’ losses to fraud and hacking, and help facilitate transactions.

Our Products and Services

Authentication and anti-fraud solutions, our primary product offerings, provide a flexible and affordable means of authenticating users to networks and to web-based and mobile applications. Our authentication products calculate dynamic passwords, also known as one-time passwords (“OTP”), that authenticate users logging onto networks or other applications. In addition, our products can be used to enable electronic signatures to protect electronic transactions and the integrity of the contents of such transactions.

Multi-factor authentication consists of several factors:

•	What the user knows (such as a username or a PIN code);

•	What the user has (such as a DIGIPASS hardware or software authenticator); and

•	Who the user is (a biometric or behavioral characteristic of the user).

Using our solutions, to enter a remote system, access protected applications, or electronically sign a transaction, the user needs the following:

•	Knowledge of either a username or a PIN code; and

•	An authenticator, either a DIGIPASS hardware authenticator or a DIGIPASS software authenticator downloaded onto existing compatible device.

Both factors help ensure that the correct person is being granted access to an application, protected data, or signing a transaction, instead of a hacker. This helps reduce fraud and protect valuable assets.

VASCO’s primary product and service lines include Host System products, which are typically a component of an organization’s IT infrastructure, and Client Authenticators, which are devices used by end users for authentication.

Host System products:

•	VACMAN Controller: Core host system software authentication platform, combining all technologies on one unique platform;

•	IDENTIKEY Authentication Server: Software that adds full server functionality to the VACMAN core authentication platform;

•

Cloud Services: Authentication and digital signature software services for web and mobile application developers run on VASCO’s servers. This includes our DIGIPASS as a Service solution for cloud-based authentication services primarily for enterprise customers and our MYDIGIPASS solution for end user authentication in the cloud.

Client Authenticator Products:

•

DIGIPASS Hardware Authenticators: A broad family of multi-application hardware authenticators in a variety of form factors and feature sets to meet the diverse security needs of clients across multiple vertical markets. The hardware form factors include one-button, e-signature, card reader, PKI, and Bluetooth-enabled devices.

•	DIGIPASS Software Authenticators: These are authenticators that run on existing non-VASCO devices, such as PCs, mobile phones, tablets, etc. Built around our cornerstone DIGIPASS API,

software authenticators include DIGIPASS for Apps (a library of security APIs for mobile applications) and DIGIPASS for Mobile (a security application for mobile devices).

VASCO offers additional product and service lines including three categories of solutions; Developer Tools, which are typically used by organizations developing mobile applications, Risk Analysis Products, used to identify and mitigate the risk of fraud, and e-signature solutions used to sign, send, and mange documents.

Developer Tools:

•

In addition to being a client authentication device when downloaded onto a mobile device, DIGIPASS for Apps is also a comprehensive software development kit (“SDK”) that allows software developers to quickly and easily integrate application security elements and other security features into mobile applications.

Risk Analysis Products:

•

IDENTIKEY Risk Manager (IRM) is a comprehensive anti-fraud solution designed to help improve the manner and speed at which organizations detect fraud across multiple channels, enabling a proactive approach to fraud prevention, while at the same time making the experience as painless as possible end users.

Electronic Signature Products:

•

eSignLive is an electronic signature (e-signature) product that enables digital transactions by facilitating the signing, sending, and management of documents. eSignLive enables organizations to digitize business processes and conduct secure enterprise transactions that touch the customer. eSignLive delivers e-signature solutions to organizations of all sizes, including banks, credit unions, insurers, pharmaceutical companies and government agencies. Built on a single SaaS platform that can be deployed in the cloud or on-premises, eSignLive provides highly tailored e-signing experiences and strong legal protection and regulatory compliance.

We offer our Host System products in one of two models, an on-premises model or an in-the-cloud services model:

1.	Our on-premises model, which is our traditional approach to the market, allows a customer to license our host system software for installation on their on-premises systems in their applications. Similarly, our customers purchase or license hardware or software authenticators that are distributed to the users of their systems or applications. Our on-premises model is ideally suited to instances where the application owner needs to control all critical aspects of security, which is often the case where there is either a high transaction value or a high frequency of use. Under our traditional approach, the client devices can generally only be used with one host system application.

Banking

Enterprise VPN Access

Enterprise Single Sign-on

2.	Our in-the-cloud services model includes two product offerings that use the same operational platform:

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

MYDIGIPASS Security in the Cloud

Electronic Signature Products

Our eSignLive e-signature solution provides features that we believe are unique and provide a competitive advantage to us. This includes both on-premises or in the cloud implementation, full white-labeling capabilities, and an active audit trail that satisfies compliance and evidentiary requirements, depicted in the graphic below.

Detailed Product Descriptions

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

The Banking Edition provides robust protection against man-in-the-middle (MITM) attacks, the highest security, and verified fit into existing PCI-DSS environments without reducing compliancy. This version includes:

•	RADIUS functionality;

•	Web filter support for access to in-house applications (OWA, RDWA, CWI, Receiver);

•	Two-Factor Authentication for protection of access to internet banking applications;

•	e-signature for validation of financial transactions; and

•	Licenses for up to seven servers.

The three versions available to the Enterprise and Application Security market include:

•

The Standard Edition includes Remote Authentication Dial In User Service (“RADIUS”) functionality for a single licensed server. It targets small and medium-sized business (“SMB”) wanting to secure their remote access infrastructure at the lowest total cost of ownership.

•

The Gold Edition offers web filters to secure Outlook Web Access (“OWA”) and Citrix Web Interface (“CWI”), additional to the RADIUS support. This version includes licenses for a primary and a back-up server. It is an ideal solution for SMBs that want to offer more functionality and assure availability for their employees.

•	The Enterprise Edition is our most comprehensive solution, offering:

•	RADIUS for remote access to the corporate network;

•	Web filter support for access to in-house applications (OWA, CWI);

•	Simple Object Access Protocol (“SOAP”) for protection of internet based business applications (e.g. portals, extranet, e-commerce websites, partner services, etc.); and

•	Licenses for up to seven servers.

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

IDENTIKEY Appliance and IDENTIKEY Virtual Appliance

IDENTIKEY Appliance is a standalone authentication solution that offers strong two-factor authentication for remote access to a corporate network or to web-based in-house business applications. It comes in a standard 19 inch rack mountable “slim fit” design. The appliance verifies DIGIPASS/IDENTIKEY authentication requests from RADIUS clients and web filters and can easily be integrated with any infrastructure. It features a web-based administration interface as well as an auditing and reporting console.

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

Cloud Services (DPaaS and MDP)

In October of 2010, we launched our DIGIPASS as a Service security platform. Our initial DPaaS offering was directed at providing two-factor authentication for B2B and B2E applications. B2B applications are applications between two organizations that have an on-going relationship of some type. An example could be a manufacturer that has a web site through which a customer regularly purchases its products. VASCO’s DPaaS platform could be used to authenticate the purchaser to prevent fraudulent activities. B2E applications are applications which have been outsourced by an organization. These could be sales reporting and forecasting applications, payroll and 401(k) plan administration applications, human resource applications, etc. that are operated in the cloud.

We launched MYDIGIPASS (“MDP”) in April 2012. MDP is directed at the B2B and B2C market. Our goal is to have the user securely access multiple applications with only one DIGIPASS. We believe that with this approach, we can bring the security of multifactor authentication to a large number of online applications.

The combination of our core business line and service offering brings a large number of online applications within VASCO’s reach. While revenues generated from MDP to date have been minimal, we believe MDP has potential for future growth as it will make authentication more affordable and readily available to users and applications markets. We believe that this combination provides VASCO with a viable position in the market, giving us the opportunity to target web application owners and offer their end users convenience and security.

DIGIPASS Hardware Authenticators

We offer a wide variety of DIGIPASS authenticators, each of which has its own distinct characteristics to meet the needs of our customers. All models of the DIGIPASS family are designed to work together so that our customers can switch their users’ devices without requiring any changes to their existing infrastructure. Our hardware DIGIPASS models range from simple one-button devices to devices that include more secure technologies, such as PKI.

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

During 2014, we launched Bluetooth-enabled authentication and digital signature solutions that bring our high level of security to the increasing number of users of tablets and smart phones that have no USB port. VASCO’s Bluetooth Smart devices create an immediate virtual secure connection between the authenticator and the mobile device using a Bluetooth Smart connection.

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

DIGIPASS for Apps is a software development kit that contains a library of APIs (application programming interface) that allows application developers to add important security features to their mobile applications such as secure storage, secure communication channel, secure provisioning, device binding capabilities, jailbreak detection, rootkit detection, geolocation, IP address detection, and other security features. DIGIPASS for Mobile offers a similar set of security features as a downloadable mobile application.

Developer Tools:

In addition to serving as a software authenticator, DIGIPASS for Apps is a comprehensive software development kit (SDK) that allows application developers to natively integrate application security such as two-factor authentication and electronic signing into mobile applications. Through a complete library of APIs, application developers can extend and strengthen application security, deliver enhanced convenience to their application users, and streamline application deployment and lifecycle management processes.

Risk Analysis Products:

IDENTIKEY Risk Manager (IRM) is a comprehensive anti-fraud solution designed to help banks and other users improve the manner and speed of detecting fraud across multiple channels. It enables banks and financial institutions to take a proactive approach to fraud prevention, while at the same time making the experience frictionless for their end users. IRM uses analytic techniques such as Neural Network implementations to score real-time transaction activity. Cross-channel prebuilt rules complement this score and allow fraud experts to make decisions on alerts or link to automated business processes such as Step-Up Authentication. This solution may be implemented in combination with our DIGIPASS for Apps to provide end-to-end trust with minimal impact on the end user experience. These products are targeted at banks, transaction processors, and ATM operations.

eSignLive e-signature:

eSignLive supports a broad range of e-signature requirements from the simple to the complex, and from the occasional electronic contract to processing tens of thousands of transactions. eSignLive’s unified platform provides multiple deployment options including public cloud, private cloud, or on-premises, without compromising on security or functionality. Customers can fully customize the e-signature end-user experience to reinforce their brand for a seamless signing experience.

eSignLive is a well-established solution with successful deployments across web, call center and retail channels. It offers an optimal e-signing experience across multiple devices—laptop, mobile phone, or tablet—contributing to high levels of user adoption and satisfaction. Each step of the e-signature workflow may be customized, from authentication to e-document distribution, to ensure a high level of signer satisfaction across multiple channels.

eSignLive provides the most comprehensive and secure electronic evidence for the strongest legal protection by capturing both document and process-level evidence. This reduces the time and cost of gathering evidence and demonstrating legal and regulatory compliance.

Intellectual Property and Proprietary Rights and Licenses

We rely on a combination of patent, copyright, trademark, design and trade secret laws, as well as employee and third-party non-disclosure agreements to protect our proprietary rights. In particular, we hold several patents in the U.S. and in other countries, which cover multiple aspects of our technology. These patents expire between 2021 and 2034. In addition to the issued patents, we also have several patent applications pending in the U.S., Europe and other countries. The majority of our issued and pending patents cover our DIGIPASS family and other authentication related technology. We believe these patents to be valuable property rights and we rely on the strength of our patents and on trade secret law to protect our proprietary technology. We furthermore have registrations for most of our trademarks in most of the markets where we sell the corresponding products and services and registrations of the designs of many of our hardware products primarily in the EU and China. To the extent that we believe our intellectual property rights are being infringed upon, we intend to assert vigorously our intellectual property rights, including but not limited to, pursuing all available legal remedies.

Research and Development

Our research and development efforts historically have been, and will continue to be, concentrated on product enhancement, new technology development, and related new product introductions. We employ a team of full-time engineers and, from time to time, also engage independent engineering firms to conduct non-strategic research and development efforts on our behalf. For fiscal years ended December 31, 2015, 2014, and 2013, we incurred expenses of $18.5 million, $19.5 million, and $21.3 million, respectively, for research and development.

Production

Our security hardware DIGIPASS products are manufactured by third party manufacturers pursuant to purchase orders that we issue. Our hardware DIGIPASS products are made primarily from commercially available electronic components purchased globally. Our software products, including software versions of our DIGIPASS products, are produced in-house.

Hardware DIGIPASS products utilize commercially available programmable microprocessors purchased from several suppliers. The microprocessors are the most important components of our security authenticators that are not commodity items readily available on the open market. Some microprocessors are single sourced. Orders of microprocessors generally require a lead-time of 12-16 weeks. We attempt to maintain a sufficient inventory of all parts to handle short-term increases in orders.

Large orders that would significantly deplete our inventory are typically required to be placed with more than twelve weeks of lead-time, allowing us to make appropriate arrangements with our suppliers. During 2013, we purchased a multi-year supply of certain microprocessors scheduled to be discontinued by a manufacturer. Since this time, we have reengineered most products that were impacted to use other processors with the exception of some products for which we believe our processor inventory is still adequate.

We purchase microprocessors and arrange for shipment to third parties for assembly and testing in accordance with our design specifications. The majority of our DIGIPASS products are manufactured by four independent vendors domiciled in Hong Kong and Macau with production facilities in mainland China. Purchases from these companies are made on a volume purchase order basis. Equipment designed to test product at the point of assembly is supplied by VASCO. We maintain a local team in China who conduct daily quality control and weekly quality assurance procedures. Periodic visits are conducted by our personnel for purposes of quality management, assembly process review, and supplier relations.

Competition

The market for computer and network security solutions is very competitive and, like most technology-driven markets, is subject to rapid change and constantly evolving products and services. Our main competitors are Gemalto and RSA Security, a subsidiary of EMC Corporation. There are many other companies, such as Kobil Systems, SafeNet (acquired by Gemalto in 2014), Symantec, and Entrust that offer competing authentication hardware, software and services that range from simple locking mechanisms to sophisticated encryption technologies. Certain mobile device manufacturers and financial institutions have developed proprietary electronic transaction security solutions. We face additional competition from many small authentication solution providers many offering new technologies and niche solutions such as biometric or behavioral analysis. We believe competition is likely to intensify as a result of increasing demand for security products fueled by an increase in publicized sophisticated hacking attacks and increased use of mobile payments.

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

Sales and Marketing

Our security solutions are sold worldwide through our direct sales force, as well as through distributors, resellers and systems integrators. Our traditional security solutions are sold through our direct sales force, as well as through approximately 52 distributors, their reseller networks and systems integrators. A sales staff of 93 coordinates our sales activity through both our sales channels and those of our strategic partners making direct sales calls either alone or with the sales personnel of our partners. Our sales staff also provides product education seminars to sales and technical personnel of vendors and distributors with whom we have working relationships and to potential end-users of our products.

VASCO secures and trains its channel. Over 1,200 staff members of our channel partners have become VASCO certified.

Our sales force is able to offer each customer a choice of an on-site implementation using our traditional on-premises model or a cloud implementation using our services platform.

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

Customers and Markets

Customers for our products include some of the world’s most recognized names: HSBC, Rabobank, Belfius, Sumitomo Mitsui Banking Corporation, BNP-Paribas Fortis, Swedbank, The Bank of Tokyo-Mitsubishi, Citibank, and Commonwealth Bank of Australia

Our top 10 customers contributed 50%, 46%, and 40%, in 2015, 2014, and 2013, respectively, of total worldwide revenue. In 2015 and 2014, Rabobank contributed 30% and 12% of our worldwide revenue, respectively. In addition, in 2014, and 2013, HSBC contributed approximately 11% and 18%, of our worldwide revenue, respectively.

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

We experience seasonality in our business. Historically, these seasonal trends are most notable in the summer months, particularly in Europe, when many businesses defer purchase decisions; however, the timing of any one or more large orders may temper or offset this seasonality.

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

Our channel partners are critical to our success in selling to businesses in the Enterprise and Application Security markets. We serve this market primarily via our two-tier indirect sales channel. We invest in and support our channel with marketing and public relations actions. Distributors and resellers get the tools they need to be successful, such as campaigns, case studies, marketing funds and more. We train employees of our resellers and distributors on-site and in our offices. In addition, we have developed online video training software that allows us to cost effectively provide training worldwide.

We expect that sales into the application security market, other than businesses, will be on a direct sale basis. We plan to add sales and marketing staff to help increase revenues from each of these targeted areas.

Backlog

Our backlog at December 31, 2015 was approximately $51 million compared to $113 million at December 31, 2014 and $42 million at December 31, 2013. We anticipate that substantially all of the backlog at the end of 2015 will be shipped in 2016. We do not believe that the specific amount of backlog at any point in time is indicative of the trends in our markets or the expected results of our business. Given the large size of orders, the backlog number can change significantly with the receipt of a new order or modification of an existing order.

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

Employees

As of December 31, 2015, we had 545 total employees, which included 520 full-time employees. Of the total employees, 389 were employed in VASCO’s authentication and anti-fraud business, and 156 were employed by our 2015 acquisition, Silanis Technology Inc. Of the total employees, 319 in EMEA (Europe, the Middle East and Africa), 51 were located in the U.S., 138 in Canada, 29 in the Asia Pacific Rim (including Australia, India, Japan and Central Asia), and 4 in Latin America. Of the total employees, 259 were involved in sales, marketing, operations and customer support, 209 in research and development and 77 in general and administration.

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

We derive a substantial portion of our revenue from a limited number of customers, many of which are financial institutions. The loss of substantial sales to any one of them could adversely affect our operations and results. In fiscal 2015, 2014, and 2013, our top 10 largest customers contributed 50%, 46%, and 40%, respectively, of total worldwide revenue. In 2015 and 2014, Rabobank contributed 30% and 12%, respectively, of total revenue principally due to an order for card readers incorporating our CrontoSign technology.

In fiscal 2014 and 2013, HSBC contributed approximately 11% and 18%, respectively, of total worldwide revenue. HSBC has no long term contractual commitment to purchase products or services from us. HSBC and its affiliates only make purchase commitments pursuant to individual purchase orders placed with us from time to time, which are subject to our acceptance. The general commercial framework that applies to such purchases by HSBC may be terminated by HSBC at any time, without cause, on 90 days’ notice to us without payment of any termination charge by HSBC.

The return of a worldwide recession and/or an increase in the concern over the European sovereign debt crisis may further impact our business.

Our business is subject to economic conditions that may fluctuate in the major markets in which we operate. Factors that could cause economic conditions to fluctuate include, without limitation, recession, inflation, deflation, interest rates, unemployment, consumer debt levels, general retail or commercial markets and consumer or business purchasing power or preferences.

While it appears that circumstances that led to the sovereign debt crisis have abated, many significant economic issues have not been addressed fully. As a result, we expect that Europe will continue to face difficult economic conditions in 2016. If global economic and financial market conditions remain uncertain and/or weak for an extended period of time, any of the following factors, among others, could have a material adverse effect on our financial condition and results of operations:

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

While we believe that many of the effects of the recession and credit crisis have abated, we are unable to predict potential future economic conditions, disruptions in the sovereign debt markets or other financial markets, the Euro Monetary Union or the European Union, or the effect of any such disruption or disruptions on our business and results of operations, but the consequences may be materially adverse. We believe that our business in the Banking market in Europe would be impacted most directly by any such disruption and that the consequences may be materially adverse, as approximately 68% of our consolidated revenues originated in the EMEA region in 2015.

Disruptions in markets or the European Union may affect our liquidity and capital resources.

We believe our financial resources and current borrowing arrangements are adequate to meet our operating needs. However, disruptions in the sovereign debt markets or other financial markets, the Euro Monetary Union or the European Union, could materially adversely affect our liquidity and capital resources and expose us to additional currency fluctuation risk. Sufficiently adverse effects could cause us to modify our business plans.

Furthermore, in an adverse economic environment there is a risk that customers may delay their orders until the economic conditions improve further. If a significant number of orders are delayed for an indefinite period of time, our revenue and cash receipts may not be sufficient to meet the operating needs of the business. If this is the case, we may need to significantly reduce our workforce, sell certain of our assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenue and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions.

We have a long operating history, but only modest accumulated profit.

Although we have reported net income of $42.1 million, $33.5 million, and $11.1 million for the years ended December 31, 2015, 2014, and 2013, respectively, our retained earnings were only $168 million at December 31, 2015. Over our 24 year operating history, we have operated at a loss for many of those years. In the current uncertain economic environment, it may be difficult for us to sustain our recent levels of profitability.

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

In the event that the supply of components or finished products is interrupted or relations with any of our principal vendors is terminated, there could be increased costs and considerable delay in finding suitable replacement sources to manufacture our products. The majority of our products are manufactured by four independent vendors domiciled in Hong Kong and Macau. Our hardware DIGIPASSES are assembled at facilities in mainland China. The importation of these products from China exposes us to the possibility of product supply disruption and increased costs in the event of changes in the policies of the Chinese government, political unrest or unstable economic conditions in China or developments in the United States or European Union that are adverse to trade, including enactment of protectionist legislation.

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

We may make investments in complementary companies, products or technologies. Should we do so, our failure to successfully structure or manage the acquisitions could seriously harm our financial condition or operating results. The expected benefits of any acquisition may not be realized. In connection with our acquisition of Silanis and any future purchases, we will face additional financial and operational risks, including:

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

Our corporate charter and Delaware law contain provisions, such as a class of authorized but unissued preferred stock which may be issued by our board without stockholder approval that might enable our management to resist a takeover of our company. Delaware law also limits business combinations with interested stockholders. These provisions might discourage, delay or prevent a change in control or a change in our management. These provisions could also discourage proxy contests, and make it more difficult for stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

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

The introduction by our competitors of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. Our future revenue growth and operating profit will depend in part upon our ability to enhance our current products and develop innovative products to distinguish ourselves from the competition and to meet customers’ changing needs in the data security industry. Security-related product developments and technology innovations by others may adversely affect our competitive position and we may not successfully anticipate or adapt to changing technology, industry standards or customer requirements on a timely basis.

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

In July 2011, we experienced a cyber incident related to DigiNotar B.V. See Part I. Item 3 – Legal Proceedings, Part II. Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of the hacking incident at DigiNotar B.V., the termination of DigiNotar B.V’s registration as a certification service provider and DigiNotar B.V.’s bankruptcy. See Part I. Item 3 – Legal Proceedings for a description of legal proceedings related to the cyber security incident at DigiNotar B.V. We may incur additional losses from discontinued operations resulting from these events as a result of unanticipated costs associated with DigiNotar B.V.’s bankruptcy and potential claims that may arise in connection with the hacking incidents.

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

The market for highly skilled technicians is highly competitive. If we fail to attract, train, assimilate and retain qualified technical personnel for our research and development department, we will experience delays in introductions of new or modified products, loss of clients and market share and a reduction in revenue.

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

We hold several patents in the United States and in other countries, which cover multiple aspects of our technology. The majority of our patents cover the DIGIPASS product line. These patents expire between 2021 and 2035. We do not believe patents expiring in 2016 will affect revenues, profitability, or increase competition. In addition to the issued patents, we also have several patents pending in the United States, Europe and other countries. There can be no assurance that we will continue to develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties, or that patents of others will not hinder our competitive advantage. Although certain of our security token technologies are patented, there are other organizations that offer token-type password generators incorporating challenge-response or response-only approaches that employ different technological solutions and compete with us for market share.

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

Our international sales and operations are subject to risks such as the imposition of government controls, new or changed export license requirements, restrictions on the export of critical technology, trade restrictions and changes in tariffs. If we become unable to obtain foreign regulatory approvals on a timely basis our business in those countries would no longer exist and our revenue would decrease dramatically. Certain of our products are subject to export controls under U.S. law. The list of products and countries for which export approval is required, and the regulatory policies with respect thereto, may be revised from time to time and our inability to obtain required approvals under these regulations could materially and adversely affect our ability to make international sales. Violations of export control and international trade laws could result in penalties, fines, adverse reputational consequences, and other materially adverse consequences. Reference is made to Part I, Item 3, Legal Proceedings of this Form 10-k with respect to the internal investigation regarding sales of VASCO products by a VASCO European subsidiary to a third party distributor which distributor may have resold such products to Iranian entities.

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

In 2015, approximately 95% of our revenue and approximately 63% of our operating expenses were generated/incurred outside of the U.S. In 2014, approximately 94% of our revenue and approximately 75% of our operating expenses were generated/incurred outside of the U.S. A severe economic decline in any of our major foreign markets could adversely affect our results of operations and financial condition.

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

We are subject to foreign exchange fluctuations and risks, and improper management of that risk could result in large cash losses.

Because a significant number of our principal customers are located outside the United States, we expect that international sales will continue to generate a significant portion of our total revenue. We are subject to foreign exchange fluctuations and risks because the majority of our product costs are denominated in U.S. Dollars, whereas a significant portion of the sales and expenses of our foreign operating subsidiaries are denominated in various foreign currencies. A decrease in the value of any of these foreign currencies relative to the U.S. Dollar could adversely affect our revenue and profitability in U.S. Dollars of our products sold in these markets. We do not currently hold forward exchange contracts to exchange foreign currencies for U.S. Dollars to offset currency rate fluctuations.

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

We are subject to the Restriction on the Use of Hazardous Substances Directive 2002/95/EC (also known as the “RoHS Directive”) and the Waste Electrical and Electronic Equipment Directive (also known as the “WEEE Directive”). These directives restrict the distribution of products containing certain substances, including lead, within applicable geographies and require a manufacturer or importer to recycle products containing those substances.

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

As required, we filed our annual reports related to products manufactured in calendar 2014 and 2013. We reported that we determined we had no reason to believe Conflict Minerals used in our products may have originated in Covered Countries.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

Our corporate headquarters is located in Oakbrook Terrace, Illinois. Our international headquarters is in Zurich, Switzerland. Our European operational headquarters is located near Brussels, Belgium. We conduct sales and marketing, research and development and customer support activities from our operational headquarters. Our logistics facility and an additional operations facility are also located in Belgium. In the Netherlands, we have two research and development facilities, one of which also houses a sales office. Additionally, we have research and development facilities in Cambridge, United Kingdom, Bordeaux, France and Vienna, Austria.

We have sales offices near Boston, Massachusetts, Sydney, Australia, Singapore, Beijing, China, Tokyo, Japan, Mumbai, India, Sao Paulo, Brazil, Dubai, and London, United Kingdom, and conduct sales activities through liaison offices and agents in Palo Alto, California, Shanghai, China, Germany, Turkey, Mexico, and Colombia.

During 2015, we acquired Silanis Technology Inc. with offices in Montreal, Canada.

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

On July 30, 2014, the Court issued a judgment in the DigiNotar case in favor of VASCO for €4,108 ($5,176 at an exchange rate of 1.26 U.S. Dollars per Euro, all amounts in thousands) plus interest related to the Sellers’ failure to achieve earn-out targets established in the purchase agreement, breach of certain representations and warranties under the share purchase agreement and reimbursement of certain costs incurred by VASCO as a result of such breach. The judgment was subject to additional legal proceedings.

In November 2014, all matters with the Sellers related to the sale and bankruptcy of DigiNotar B.V. were settled for €2,263 ($2,854 at an exchange rate of 1.26 U.S. Dollars per Euro, all amounts in thousands). The funds were applied first in full satisfaction of the previously recorded contingent consideration due from escrow included in assets of discontinued operations and the remainder of $1,088 recorded as income from discontinued operations net of tax of $108.

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

On October 9, 2015, a derivative complaint was filed in the United States District Court for the Northern District of Illinois, captioned Elizabeth Herrera v. Hunt, et al., case number 1:15-cv-08937, naming VASCO’s Board of Directors and certain of its executive officers as individual defendants and the Company as a nominal defendant. On February 23, 2016, the court in Herrera granted a stay of the action pending the resolution of a certain motion to dismiss that the parties anticipate will be filed in Rossbach. On October 22, 2015, a second derivative complaint was filed in the Circuit Court of Cook County, Illinois, captioned Beth Seltzer v. Hunt, et al., case number 2015-ch-15541, naming the same defendants. The complaints assert, among other things, that the individual defendants breached their fiduciary duties by making material misstatements in, and omitting material information from, the Company’s public disclosures and by failing to maintain adequate internal controls and properly manage the Company. Among other things, the complaints seek unspecified compensatory damages and injunctive relief. On October 29, 2015, a defendant removed the Seltzer action to the United States District Court for the Northern District of Illinois. Thereafter, the plaintiff filed a motion to remand the action back to the Circuit Court of Cook County, Illinois, which was denied on February 3, 2016. On February 9, 2016, the court granted an agreed motion for voluntary dismissal of the Seltzer action, which dismissed the action with prejudice as to the named plaintiff’s individual claims.

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

We ceased shipping to such distributor. In addition, the Audit Committee of the Company’s Board of Directors initiated an internal review of this matter with the assistance of outside counsel. As a precautionary matter, concurrent initial notices of voluntary disclosure were submitted on June 25, 2015 to each of the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”), and the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”).

The Audit Committee with the assistance of outside counsel has completed their review. On December 15, 2015, we filed a letter with BIS (Office of Export Enforcement) with the conclusion that the products supplied to the distributor were not subject to United States Export Control jurisdiction. The Office of Export Enforcement issued a “no action” letter, concluding the voluntary self-disclosure process under the Export Administration Regulations.

On January 13, 2016, we filed a letter with OFAC, with the conclusions that VASCO and its subsidiaries made no direct sales to Iran or any party listed by OFAC as a Specially Designated National over the 5-year period under review (i.e., June 1, 2010 to June 30, 2015), and there were 16 transactions, totaling $1,831,000 of revenue, in which VASCO Belgium sold products to the third party distributor where that distributor may have resold the products to Iranian entities. Those transactions over the 5-year period represented approximately 0.03 percent of all our sales transactions and 0.2 percent of our aggregate sales revenues. The letter further noted that the investigation did not identify any involvement on the part of senior executives of VASCO, and to the contrary, noted that VASCO executive management officials had sought to implement procedures and provided notices to VASCO’s sales personnel to prevent the diversion of VASCO products to unauthorized destinations and end users.

We have not received any response to the letter to OFAC and we cannot predict when OFAC will conclude their review of our voluntary self-disclosures. Based upon the OFAC guidelines for monetary penalties, we have recorded a reserve of $900,000 for potential penalties if they are assessed by OFAC. Ultimately no penalty may be assessed or the penalty may be less or greater than the reserve, but in any event we do not believe that the final settlement will have a material adverse impact on our business.

We are from time to time involved in litigation incidental to the conduct of our business. We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our business, financial condition or results of operations.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001 per share, trades on the NASDAQ Capital Market under the symbol VDSI.

The following table sets forth the range of high and low daily closing prices of our common stock on the NASDAQ Capital Market for the past two years.

2015	High	Low
Fourth quarter	$20.82	$16.64
Third quarter	$29.90	$15.28
Second quarter	$34.63	$21.45
First quarter	$27.97	$20.87

2014	High	Low
Fourth quarter	$30.00	$17.57
Third quarter	$19.54	$10.91
Second quarter	$12.76	$7.50
First quarter	$8.49	$6.63

On February 11, 2016, there were 95 registered holders and approximately 26,000 street name holders of the company’s common stock.

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

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

None

Stock Performance Graph

The Stock Performance Graph below compares the cumulative total return through December 31, 2015, assuming reinvestment of dividends, by an investor who invested $100.00 on December 31, 2010, in each of (i) our common stock, (ii) the Russell 2000 index, (iii) the Standard Industrial Code Index 3577 – Computer Peripheral Equipment, NEC and (iv) a comparable industry (the peer group) index selected by the company. The peer group for this purpose consists of: American Software Inc., CommVault Systems, Inc., Ebix Inc., FireEye, Inc., Fortinet, Inc., Guidance Software, Inc., Imperva, Inc., Interactive Intelligence Group, Inc., Monotype Imaging Holdings, Inc., PROS Holdings, Inc., QAD Inc., and Seachange International, Inc. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	Dec-10	Dec-11	Dec-12	Dec-13	Dec-14	Dec-15
VASCO Data Security International, Inc.	100.00	80.20	100.37	95.08	346.99	205.78
Russell 2000 Index	100.00	95.82	111.49	154.78	162.35	155.18
3577 Computer Peripheral Equipment NEC	100.00	75.68	80.72	106.41	100.55	95.96
Peer Group	100.00	125.37	143.84	174.50	159.53	143.40

Item 6 - Selected Financial Data (in thousands, except per share data)

	Year ended December 31,
	2015	2014	2013	2012	2011
Statements of Operations Data:
Revenue	$241,443	$201,537	$155,047	$154,029	$168,082
Operating income from continuing operations	50,453	38,088	13,712	21,027	24,765
Net income from continuing operations	42,194	32,611	10,967	16,229	24,251
Net income (loss) from discontinued operations	(43)	873	180	(630)	(6,118)
Net income available to common stockholders	42,151	33,484	11,147	15,599	18,113
Diluted income from continuing operations per common share	1.06	0.83	0.28	0.42	0.63
Diluted income (loss) from discontinued operations per common share	0.00	0.02	0.00	(0.02)	(0.16)
Diluted net income per common share	1.06	0.85	0.28	0.40	0.47
Balance Sheet Data:
Cash and equivalents	$78,522	$137,381	$98,607	$106,469	$84,497
Working capital	127,675	161,029	124,538	129,487	108,590
Total assets	311,822	251,338	211,877	186,506	168,923
Long term obligations	8,084	268	493	238	1,956
Total stockholders equity	248,048	205,873	174,278	156,320	135,799
Cash dividends declared per common share	0	0	0	0	0

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

General

The following discussion is based upon our consolidated results of operations for the years ended December 31, 2015, 2014 and 2013 (percentages in the discussion, except for returns on average net cash balances, are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We design, develop, market and support both propriety and open standards-based hardware and software security systems that manage and secure access to information assets. We also design, develop, market, and support patented multi-factor user authentication products and services for e-business and e-commerce. Our products enable secure financial transactions to be made over private enterprise networks and public networks, such as the Internet. Our multi-factor user authentication is delivered via our hardware and software DIGIPASS security products (collectively “DIGIPASSES”), many of which incorporate an electronic and digital signature capability, which further protects the integrity of electronic transactions and data transmissions. Many of our software DIGIPASSES are focused on the mobile platform and can be downloaded directly to mobile devices, such as DIGIPASS for Mobile, while others are integrated directly into mobile applications (using DIGIPASS for Apps) that are downloaded onto mobile devices. Some of our DIGIPASSES are compliant with the Europay

MasterCard Visa (“EMV”) standard and are compatible with MasterCard’s and VISA’s Chip Authentication Program (“CAP”). Some of our DIGIPASSES comply with the Initiative for Open Authentication (“OATH”). As evidenced by our current customer base, most of our products are purchased by businesses and, depending on the business application, are distributed to either their employees or their customers. Those customers may be other businesses or, as an example in the case of Internet and mobile banking, our customer banks’ corporate and retail customers. Our target market is any business process that uses some form of electronic interface, particularly the Internet, where the owner of that process is at risk if unauthorized users can gain access to its process and either obtain proprietary information or execute transactions that are not authorized. Our products can not only increase the security associated with accessing the business process, thereby reducing the losses from unauthorized access, but also, in many cases, can reduce the cost of the process itself by automating activities that were previously performed manually.

We offer our products either through: (a) a product sales and licensing model or (b) through our services platform, which includes our cloud-based service offering, MYDIGIPASS (“MDP”). Our product license and sales model is expected to be used in situations where the application owner wants to control all of the critical aspects of the authentication process. We expect that our services platform will be used by: (a) companies lacking technical resources or expertise to implement a full authentication process or preferring to focus their primary attention on other aspects of their business rather than on the authentication process or (b) companies that want to verify identities through our platform or (c) consumers that are aware of the dangers posed by identity theft.

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

In May 2014, we acquired Risk IDS, a provider of risk-based authentication solutions to the global banking community. Risk-based authentication provides a more flexible process of authentication to ensure higher risk profiles result in stronger challenges. It allows the application to request additional credentials when the risk level is higher. Contextual information that may be used in risk-based authentication includes user location, device characteristics, transaction amount, and other factors. This method is designed to provide variable levels of security depending on the identified risks for a particular transaction or user.

In November 2015, we acquired Silanis Technology Inc. (“Silanis”), a leading provider of electronic signature (e-signature) and digital transaction solutions used to sign, send and manage documents. We offer multiple deployment options including public cloud, private cloud, or on-premises.

Industry Growth: We do not believe that there are any accurate measurements of the total industry’s size or the industry’s growth rate. We believe, however, that the market will grow at a significant rate as the use of internet e-commerce and mobile electronic transactions and commerce increases and the awareness of cyber security risks also increases. We also believe that a market will develop for our cloud-based service offering and grow as business owners and consumers become more aware of the risks involved in conducting business over the internet. We expect that growth will be driven by new government regulations, growing awareness of the impact of cyber-crime, and the growth in commerce that is transacted electronically. The issues driving the growth are global issues and the rate of adoption in each country is a function of that country’s culture, the competitive position of businesses operating in that country, the country’s overall economic conditions and the degree to which businesses and consumers within the country use technology.

Economic Conditions: Our revenue may vary significantly with changes in the economic conditions in the countries in which we currently sell products. With our current concentration of revenue in Europe and specifically in the banking/finance vertical market, significant changes in the economic outlook for the European Banking market may have a significant effect on our revenue.

There continues to be significant global economic uncertainty, including Europe, our most important market. While the European Union and European Central Bank continue to implement new programs to adapt to changing economic conditions in the region, Europe continues to struggle with macro-economic issues and, in most recent months, the Euro has remained weak against the U.S. Dollar and other currencies. As a result, we expect that Europe will continue to face difficult economic conditions in 2016. We believe that the current economic conditions in Europe may limit our growth opportunities in the Enterprise and Application Security market, but do not expect that the economic conditions will have a significant impact on the Banking market. Should the sovereign debt issue escalate, especially to the point that a country defaults on its debt or the European Union, or Euro Monetary Union, either disbands or is re-formulated, we expect that the resulting economic difficulties would have a major negative impact on the global economy, not just the economies of Western Europe, and our business.

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

While we did not experience any cyber incident in 2015, 2014, or 2013 that had a significant impact on our business, it is possible that we could experience an incident in 2016 or future years, which could result in unanticipated costs.

See Part I, Item 3 - Legal Proceedings for a description of legal proceedings related to the cyber security incident in 2011.

Income Taxes: Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). All our IP in our traditional authentication business is owned by two subsidiaries, one in the U.S. and one in Switzerland. These two subsidiaries have entered into agreements with most of the other VASCO entities under which those other entities provide services to our U.S. and Swiss subsidiaries on either a percentage of revenue or on a cost plus basis or both. Under this structure, the earnings of our service provider subsidiaries are relatively constant. These service provider companies tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings tend to flow to the U.S. company and Swiss company. Earnings flowing to the U.S. company are expected to be taxed at a rate of 35% to 40%, while earnings flowing to the Swiss company are expected to be taxed at a rate ranging from 10% to 12%.

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

In November 2015, we acquired Silanis, a foreign company with substantial IP and net operating loss and other tax carryforwards. The tax benefit of the carryforwards has been fully reserved as realization has not been deemed more likely than not. We are currently evaluating the operations of Silanis. In the event Silanis continues to generate losses, the impact will be to increase our effective tax rate.

Currency Fluctuations: In 2015, approximately 95% of our revenue and approximately 63% of our operating expenses were generated/incurred outside of the U.S. In 2014, approximately 94% of our revenue and approximately 75% of our operating expenses were generated/incurred outside of the U.S. While the majority of our revenue is generated outside of the U.S., the majority of our revenue is billed in U.S. Dollars. In 2015, approximately 78% of our revenue was denominated in U.S. Dollars, 18% was denominated in Euros and 4% was denominated in other currencies. In 2014, approximately 65% of our revenue was denominated in U.S. Dollars, 30% was denominated in Euros and 5% was denominated in other currencies.

Since a significant portion of our revenues and operating expenses are outside the U.S. and denominated in currencies other than the U.S. Dollar, changes in currency exchange rates, especially the Euro to U.S. Dollar, can have a significant impact on revenue and expenses. To minimize the net impact of currency on operating earnings, we attempt to denominate an amount of billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency. For the full-year 2015, we estimate that our revenue denominated in Euros of $43,000 compared to operating expenses denominated in Euros of $38,500. For the full-year 2014, we estimate that our revenue denominated in Euros of $61,200 compared to operating expenses denominated in Euros of $44,400. In 2015 compared to 2014, the U.S. Dollar, on average, strengthened approximately 20% against the Euro. We estimate that the net impact of the change in currency rates in 2015 compared to 2014 resulted in a decrease in revenue of approximately $9,600 and a decrease in operating expenses of $9,300.

The financial position and the results of operations of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland, Singapore and Canada, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates generated a comprehensive loss of $3,292 in 2015, a comprehensive loss of $4,468 in 2014 and a comprehensive gain of $1,906 in 2013. These amounts are included as a separate component of stockholders’ equity. The functional currency of our subsidiaries in Switzerland, Canada, and Singapore is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations as other non-operating income/expense. In 2015, 2014 and 2013, we reported foreign exchange transaction losses of $1,247, $1,382, and $624, respectively.

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

	EMEA	United States	Asia Pacific	Other Countries	Total
Total Revenue:
2015	$164,180	$11,723	$47,156	$18,384	$241,443
2014	$129,385	$12,098	$42,365	$17,689	$201,537
2013	$95,794	$11,781	$27,356	$20,116	$155,047
Percent of Total:
2015	68%	5%	19%	8%	100%
2014	64%	6%	21%	9%	100%
2013	62%	7%	18%	13%	100%

2015 Compared to 2014

Total revenue in 2015 increased $39,906, or 20%, from 2014. The increase in total revenue was primarily attributable to an increase in hardware product sold to the Banking market. Please see the discussion below under “Revenue by Target Market” for additional information.

Revenue generated in EMEA for the full-year 2015 was $34,795, or 27%, higher in 2015 than in 2014. The increase reflected an increase of approximately 33% in revenue from the Banking market and a decrease of approximately 1% in revenue from the Enterprise and Application Security market. The increase in revenue in the Banking market was driven by an increase in hardware products, in large part from card readers that either include our CrontoSign technology or provide a high level of functionality. Revenue from the Enterprise and Application Security market decline in hardware products was offset by non-hardware products, primarily maintenance.

Revenue generated in Asia Pacific for the full-year 2015 was $4,791, or 11%, higher in 2015 than in 2014. Revenue was approximately 13% higher in the Banking market and 15% lower in the Enterprise and Application Security market when compared to the revenue for full-year 2014. In the Banking market revenues from both hardware and non-hardware products increased.

Revenue generated in other countries for the full-year 2015 was $695, or 4%, higher in 2015 than in 2014. Revenue in other countries was approximately 6% higher in the Banking market, mostly in the Latin American market, and 22% lower in the Enterprise and Application Security market when compared to the revenue for full-year 2014.

Revenue generated in the United States for the full-year 2015 was $375, or 3%, lower in 2015 than in 2014. Revenue was approximately 7% lower in the Banking market and 1% higher in the Enterprise and Application Security market.

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

	Banking	Enterprise & Application Security	Total
Total Revenue:
2015	$208,992	$32,451	$241,443
2014	168,073	33,464	201,537
2013	126,781	28,266	155,047
Percent of Total:
2015	87%	13%	100%
2014	83%	17%	100%
2013	82%	18%	100%

2015 Compared to 2014

Revenue for the full year 2015 from the Banking market increased $40,919, or 24%, from 2014 and revenue from the Enterprise and Application Security market decreased $1,013 or 3% in the same period.

The increase in revenues from the Banking market was primarily driven by hardware sales of our CrontoSign technology card readers to Rabobank. In the fourth quarter of 2014 and full year 2015, Rabobank deployed cardreaders with CrontoSign technology to bank customers. Full year 2015 revenue from sales of CrontoSign technology card readers to Rabobank increased $53,677, over 2014. While we expect Rabobank may continue to place additional orders, we do not expect these orders to be at the same magnitude as those received in the initial rollout period.

The decrease in revenue from the Enterprise and Application Security market reflects a decrease in both hardware and non-hardware revenue, offset by an increase in maintenance and support revenue, which we include with non-hardware revenues.

The changes in revenue in both markets reflects the transactional nature of our business where the absolute amount of revenue reported in any given period is a reflection of transactions closed in that period. Also, given the sustainable, repeatable nature of our revenue model, we believe that the growth over a longer period of time reflects the growth in our customer base, which we expect will lead to continued increases in revenues in future years, albeit with uneven growth reported annually. We expect that customers that have purchased our products in prior years will replace those products in future years for several reasons, including but not limited to:

•

upgrading to products that are more convenient for their customers to use and/or provide a higher level of security (e.g., our products with electronic or digital signing capability) to counteract the increasing sophistication of parties attempting to steal their customers’ identities or conduct man-in-the-middle attacks;

•	establishing a competitive advantage in their market place by providing technology that differs from their competitors;

•	expanding the use of our products to provide security over new applications that may be offered by our customers to their application users; and

•	replacing existing products that may have been lost or are reaching the end of their useful lives.

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

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue from continuing operations for the years ended December 31, 2015, 2014 and 2013.

	Percentage of Revenue Year Ended December 31,
	2015	2014	2013
Revenue	100.0%	100.0%	100.0
Cost of goods sold	39.5	36.6	35.6

Gross profit	60.5	63.4	64.4
Operating costs
Sales and marketing	16.4	21.5	26.0
Research and development	7.7	9.7	13.8
General and administrative	13.5	11.1	13.7
Amortization of purchased intangible assets	2.0	2.2	2.1

Total operating costs	39.6	44.5	55.6

Operating income	20.9	18.9	8.8
Interest income, net	0.2	0.1	0.1
Other income (expense), net	0.0	(0.1)	0.2

Income before income taxes	21.1	18.8	9.1
Provision for income taxes	3.6	2.6	2.0

Net income	17.5	16.2	7.1

Gross Profit

2015 Compared to 2014

Consolidated gross profit for 2015 was $146,092, an increase of $18,326, or 14%, from the $127,766 reported for 2014. Gross profit as a percentage of revenue (“gross profit margin”) was 61% in 2015 compared to 63% in 2014. The decrease in the gross profit margin was primarily attributable to the following factors:

•	an unfavorable mix of products sold, with revenues from card reader market increasing from 25% to 36% of our total revenue, and other hardware decreasing from 48% to 42% of our total revenue;

•	a decline in the gross margins from hardware products sold in the Banking market;

•	a decline in non-hardware revenue as a percentage of total revenue to 22% in 2015 from 27% in 2014; and

•	the strengthening of the US Dollar, which reduced revenue without the offsetting impact on costs of goods sold.

Gross margin on product sold reflects the specific mix of product and quantities sold in each period. As the size of deals increase, the gross margin generally declines. For 2015, gross margins from product sold in the Banking market was approximately 4 percentage points lower than in 2014. Gross margins from product sold in the Enterprise and Application Security market was approximately 1 percentage point higher in 2015 compared to 2014.

Revenue from the Enterprise and Application Security market, which generally has gross profit margins that are 20 to 30 percentage points higher than the Banking market, was 13% of our total revenue for the full-year 2015 compared to 17% of our total revenue for the full-year 2014.

The decline in gross margin from product sold in the Banking market is primarily attributable to the increase in card readers sold as a percentage of revenue. Card readers, which generally have gross profit margins that are 15 to 25 percentage points lower than other hardware-related margins due to competitive pricing pressures, were 36% of our total revenue for the full-year 2015 compared to 25% of our revenue for the full-year 2014. In 2015, we experienced increased demand for our card readers that include our CrontoSign technology.

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

Operating Expenses

Our operating expenses are generally based on anticipated revenue levels and the majority of such expenses are fixed over short periods of time. As a result, small variations in the amount of revenue recognized in any given period could cause significant variations in the period-to-period comparisons of either the absolute amounts of operating income or operating income as a percentage of revenue. There are three primary factors that impact our operating expenses: our headcount levels, our stock-based incentive plan compensation expenses and the impact of changes in foreign exchange rates. The strengthening of the US Dollar in 2015 had a significant impact on our operating expenses. Overall, our operating expenses increased $5,961 or 7%, from $89,678 in 2014 to $95,639 in 2015. Operating expenses in 2015 were reduced by approximately $9,300 resulting from a stronger US Dollar.

Generally, the most significant factor driving our operating expenses is our headcount. Direct compensation and benefit plan expenses historically represented between 55% and 65% of our operating expenses. Due to the strong US Dollar in 2015 and the 46% increase in general and administrative expenses, described later, compensation related expenses represented 56% of total 2015 operating expenses. We attempt to manage our headcount within the context of the economic environments in which we operate and the investments that we believe we need to make to help ensure that our infrastructure is able to support future growth and ensure that our products are competitive. The headcount from continuing operations for 2013 through 2015 is recapped in the following table:

	Headcount at December 31,	% Increase (Decrease) in Headcount	Average Headcount for Full Year*	% Increase (Decrease) in Average Headcount
2013	396	6%	392	7%
2014	371	-6%	380	-3%
2015	545	47%	412	8%

*	Average is based on the headcount at the end of five consecutive quarters.

In November 2015, with the acquisition of Silanis, our headcount increased by 156.

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

For 2016, we expect to increase headcount in all functional areas with the largest increases coming in sales and marketing and in research and development. We plan to increase headcount in:

•	Sales in an effort to accelerate the growth of our newer products, such as the electronic signature and mobile applications;

•	Marketing to improve the name and brand recognition of the company in all of our markets; and

•	Research and development to continue developing state-of-the art products for all of our markets.

The comparison of operating expenses in both 2015 to 2014 and 2014 to 2013 were impacted by changes to our long-term incentive plan compensation expenses that relate to our performance in each year. For the full-year 2015, 2014 and 2013, operating expenses included $5,650, $3,250 and $2,587, respectively, of expense related to long-term incentive plans. Based on our performance in 2015, long-term incentive awards granted at the beginning of 2015 were earned. Based on our performance in 2014, long-term incentive awards granted at the beginning of 2014 were earned. In 2013 we fell short of our targets and, as a result, long-term incentive awards for that year was not earned. Long-term incentive plan compensation expense includes both cash and stock-based incentives.

Sales and Marketing Expenses

2015 Compared to 2014

Consolidated sales and marketing expenses for the year ended December 31, 2015 were $39,670, a decrease of $3,692, or 9%, from $43,362 reported for 2014. This decrease in sales and marketing expenses primarily relates to:

•	stronger US Dollar generating a $4,900 decrease in sales and marketing expenses compared to 2014;

•	increased marketing initiatives including trade shows and other marketing efforts;

partially offset by

•	lower total compensation expenses related primarily to commissions and bonuses.

Our average full-year headcount increased 7% in 2015 compared to 2014. The average full-time sales, marketing and operations employee headcount was 199 in 2015 compared to 186 in 2014. At year-end 2015, 2014 and 2013, the company employed 259 (73 of which were related to the Silanis acquisition), 179 and 193 sales, marketing and operations employees, respectively.

2014 Compared to 2013

Consolidated sales and marketing expenses for the year ended December 31, 2014 were $43,362, an increase of $3,039, or 8%, from $40,323 reported for 2013. This increase in sales and marketing expenses primarily relates to:

•	higher compensation expenses of approximately $3,292 related primarily to incentive compensation payments such as commissions and bonuses; and

•

an increase in purchased services cost of $604, which includes the cost of services provided to us by persons that are not our direct employees, with the increase in cost of such services also primarily related to incentive payments based on our overall performance;

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

Research and Development Expenses

2015 Compared to 2014

Consolidated research and development costs for the year ended December 31, 2015 were $18,538, a decrease of $959, or 5%, from $19,497 for 2014. The decrease in research and development was primarily attributable to:

•	stronger US Dollar generating a $3,300 decrease in research and development expenses compared to 2014;

partially offset by,

•	increased compensation expenses of approximately $1,700 resulting from higher average full-year headcount in 2015 than in 2014, including the impact of the Silanis acquisition.

The average research and development headcount increased approximately 10% to 151 in 2015 from 137 in 2014. At year-end 2015, 2014 and 2013, we employed 209 (68 of which relate to Silanis acquisition), 136 and 143 research and development employees, respectively. The increase in headcount primarily reflects the additional headcount related to the Silanis acquisition.

2014 Compared to 2013

Consolidated research and development costs for the year ended December 31, 2014 were $19,497, a decrease of $1,818, or 9%, from $21,315 reported for 2013. The decrease in research and development was primarily attributable to:

•

lower compensation expenses of approximately $1,930 as a result of having lower average full-year headcount in 2014 than in 2013 and the fact that expense for the full-year 2013 included redundancy costs of $645 related to the closure of the Brisbane, Australia facility; and

•	lower purchased service costs of approximately $420, primarily related to the completion of work by outside third parties on our services platform;

partially offset by,

•	an increase of approximately $218 associated with having a full-year of operating expenses associated with Cronto Ltd., which was acquired in May of 2013; and

•	approximately $128 of operating expenses associated with Risk IDS, which was acquired in May of 2014.

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

General and Administrative Expenses

2015 Compared to 2014

Consolidated general and administrative expenses for the year ended December 31, 2015 were $32,489, an increase of $10,202 or 46%, from $22,287 reported for 2014.

The increase in general and administrative expenses is primarily attributable to:

•	increased compensation expenses of $3,332, resulting from increased long-term incentive and non-cash compensation and an increase in our average full-year headcount in 2015 from 2014;

•

professional fees increased approximately $5,389 compared to 2014. The increase primarily reflected an increase in legal expenses related to our internal investigation of the possible sale of our products by a distributor into Iran and the acquisition of Silanis;

•	accrued penalty of $900 related to the internal investigation related to the possible sale of our products by a distributor into Iran;

partially offset by:

•	stronger US Dollar generating a $1,100 decrease in general and administrative expenses compared to 2014.

The average full-time general and administrative employee headcount increased approximately 7% to 62 persons in 2015 from 58 persons in 2014. At year-end 2015, 2014 and 2013, we employed 77 (including 15 from the Silanis acquisition), 56 and 60 general and administrative employees, respectively.

2014 Compared to 2013

Consolidated general and administrative expenses for the year ended December 31, 2014 were $22,287, an increase of $1,091 or 5%, from $21,196 reported for 2013. The increase in general and administrative expense was primarily attributable to increases in incentive-based compensation, including $442 of long-term incentive compensation expenses for administrative staff.

The average full-time general and administrative employee headcount decreased approximately 3% to 58 persons in 2014 from 59 persons 2013. At year-end 2014, 2013 and 2012, we employed 56, 60 and 59 general and administrative employees, respectively.

Amortization Expense

2015 Compared to 2014

Amortization expense for 2015 was $4,942, an increase of $410, or 9%, from $4,532 reported for 2014. Amortization expenses are recorded in US Dollars. The increase was primarily related to the amortization of intangible assets associated with our acquisition of Silanis in November 2015.

2014 Compared to 2013

Amortization expense for 2014 was $4,532, an increase of $1,207, or 36%, from $3,325 reported for 2013. The increase was primarily related to the amortization of intangible assets associated with our acquisition of Cronto Ltd. for twelve months in 2014 compared to 7 months of amortization in 2013.

Interest Income, Net

2015 Compared to 2014

Consolidated net interest income was $364 in 2015 compared to $118 in 2014. The increase in net interest income reflected an increase in the average return on invested balances and an increase in the average net cash balance. Our return on average net cash balances was 0.2% in 2015 compared to 0.1% in 2014. Average net cash and short term investment balances were $156,297 in 2015, an increase of $38,582 or 33% from $117,715 in 2014.

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

Other Income (Expense), net

2015 Compared to 2014

Other income (expense), net in 2015 primarily included exchange gains (losses) on transactions that are denominated in currencies other than a subsidiary’s functional currency and subsidies received from foreign governments related to increasing trade in other countries or increasing spending on research and development. Other income of $81 in 2015 compared to other expense of $286 in 2014. The fluctuation primarily reflects higher government subsidies. Exchange losses were $1,247 and $1,382 in 2015 and 2014, respectively.

2014 Compared to 2013

Other expense was $286 in 2014 compared to income of $240 in 2013. The increase in other expense primarily reflects an increase in exchange losses. Exchange losses were $1,382 and $624 in 2014 and 2013, respectively.

Income Taxes

2015 Compared to 2014

Income tax expense for 2015 was $8,704, compared to $5,309 in 2014. The effective tax rate in 2015 was 17%, an increase of 3 percentage points from 14% in 2014. The increase in the rate in 2015 is primarily due to incremental U.S. tax provided on an intercompany dividend from our Swiss subsidiary.

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

Foreign Tax Credit and Loss Carryforwards Available

At December 31, 2015, we had U.S. foreign tax credit carryforwards of $3,309, expiring in 2023. We have not provided a valuation reserve for the U.S. foreign tax credits because we believe that it is more likely than not that they will be realized.

At December 31, 2015, we have deferred tax assets of $14,019 resulting from foreign and state NOL carryforwards of $37,394 and other foreign deductible carryforwards of $24,528. At December 31, 2015, we have a valuation allowance of $13,719 against deferred tax assets related to certain carryforwards. See Note 7 to the consolidated financial statements for more information regarding carryforwards and valuation allowances.

Income/Loss from Discontinued Operations

We had income (loss) from discontinued operations of $(43) in 2015 compared to $873 for 2014. Income reported in 2014 reflected the settlement of all claims between us and the parties from whom we purchased DigiNotar in 2011.

Note 3 of the consolidated financial statements contains additional information about the discontinued operations. See Part 1, Item 1A – Risk Factors and Part 1, Item 3 – Legal Proceedings for additional information related to DigiNotar B.V.

Liquidity and Capital Resources

At December 31, 2015, we had net cash balances (total cash, cash equivalents and restricted cash less bank borrowings) of $78,522 and short term investments of $44,961. We had no outstanding debt or restricted cash at December 31, 2015.

Short term investments at December 31, 2015, consisting of high quality commercial paper with maturities of less than nine months, were held by our U.S. and Swiss entities and issued by domestic and foreign corporations.

Earnings of certain subsidiaries are deemed available for distribution. At December 31, 2015 and 2014, unremitted foreign earnings available for distribution are $22,672, and $19,849, respectively. The deferred tax liability for the incremental U.S. tax to be paid upon remittance as dividends at December 31, 2015 and 2014 was $137 and $955, respectively.

The earnings of certain designated subsidiaries remain permanently invested. At December 31, 2015 and 2014, total unremitted foreign earnings considered permanently invested are $131,327 and $83,122, respectively. It is not practicable to estimate the incremental U.S. tax liability which would be incurred if these earnings were repatriated.

At December 31, 2015, we held $30,018 of cash in banks in the United States and $48,504 of cash in banks outside of the United States. Of the cash in banks outside of the United States, $45,520 is not subject to significant repatriation restrictions, but may be subject to tax upon repatriation. Cash in banks outside of the United States includes $29,335 held in tax jurisdictions where we consider retained earnings to be available for distribution and $19,169 held in jurisdictions where we consider retained earnings to be permanently invested.

Cash provided by operating activities was $68,950 during the year ended December 31, 2015. During 2015, we used $55,956, for investing activities, including $74,486 for the purchase of Silanis and $1,362 for additions to property and equipment. Financing activities used $6,444, primarily to repay Silanis debt.

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

The net effect of 2015 activity resulted in an increase in net cash of $6,081 and a net cash balance of $78,522 at December 31, 2015, compared to $72,441 at the end of 2014. Our working capital at December 31, 2015 was $127,675 a decrease of $33,354 or 21%, from $161,029 at December 31, 2014. The change is primarily attributable to the purchase of Silanis in 2015. Our current ratio was 3.3 to 1.0 at December 31, 2015.

The net effect of 2014 activity resulted in a decrease in net cash of $26,166 and a net cash balance of $72,441 at December 31, 2014, compared to $98,607 at the end of 2013. Our working capital at December 31, 2014 was $161,029, an increase of $36,490 or 29%, from $124,539 at December 31, 2013. The change is primarily attributable to the generation of positive cash flow from operations in 2014. Our current ratio was 4.6 to 1.0 at December 31, 2014.

We believe that our financial resources are adequate to meet our operating needs over the next twelve months.

Off-Balance Sheet Arrangements

The company has no off-balance sheet arrangements.

Contractual Obligations

The company has the following contractual obligations at December 31, 2015:

	Payments due by period
	Total	1 year	2-3 years	4-5 years	More than 5 years
Operating lease obligations	$9,063	$3,287	$4,404	$1,285	$87
Purchase obligations	17,766	17,766	0	0	0
Warranty reserve	43	43	0	0	0

	$26,872	$21,096	$4,404	$1,285	$87

Purchase obligations are primarily for inventory. As further described in our Critical Accounting Policies, we regularly monitor inventories to ensure they are realizeable at stated values.

The company had $560 of unrecognized tax benefits as of both December 31, 2015 and 2014, which have been set aside in a reserve in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 Income Taxes. These amounts are not included in the above table as the timing of payment of such obligations, if any, is not determinable.

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

On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, net realizable value of inventory and intangible assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with ASC 985-605, Software – Revenue Recognition, ASC 985-605-25, Revenue Recognition – Multiple Element Arrangements and Staff Accounting Bulletin 104.

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the revenue is probable.

In multiple-element arrangements, some of our products are accounted for under the software provisions of ASC 985-605 and others under the provisions that relate to the sale of non-software products.

In our typical multiple-element arrangement, the primary deliverables include:

1.	a client component (i.e., an item that is used by the person being authenticated in the form of either a new standalone hardware device or software that is downloaded onto a device the customer already owns);

2.	host system software that is installed on the customer’s systems (i.e., software on the host system that verifies the identity of the person being authenticated) or licenses for additional users on the host system software if the host system software had been installed previously; and

3.	post contract support (PCS) in the form of maintenance on the host system software or support.

Our multiple-element arrangements may also include other items that are usually delivered prior to the recognition of any revenue are incidental to the overall transaction such as initialization of the hardware device, customization of the hardware device itself or the packaging in which it is delivered, deployment services where we deliver the device to our customer’s end-use customer or employee and, in some limited cases, professional services to assist with the initial implementation of a new customer.

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

Undelivered elements primarily are PCS. The method by which we determine VSOE has validated that the price lists are reasonable estimates of the selling price for PCS. The estimated selling price of PCS items is based on an established percentage of the user license fee attributable to the specific software and is applied consistently to all PCS arrangements. The percentage we use to establish VSOE, which is also generally consistent with the percentage used in the price list, is developed using the “bell curve method”. Under this method, we conclude VSOE exists when a substantial majority of PCS renewals are within a narrow range of pricing.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for goods and services. We analyze accounts receivable, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The allowance is based on a specific review of all significant past-due accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Goodwill and Other Intangible Assets:

We account for goodwill and other intangible assets in accordance with ASC 350, Intangibles-Goodwill and Other. We assess the impairment of goodwill each November or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Once identified, the amount of the impairment is computed by comparing the carrying value of the assets to the fair value, which is based on the discounted estimated future cash flows.

We have not recognized any impairment for the years ended December 31, 2015, 2014 or 2013 as the fair value of our reporting unit substantially exceeded the carrying amount.

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

At December 31, 2015, we had foreign and state NOL carryforwards of $37,394, and other foreign deductible carryforwards of $24,528. ASC 740-10 requires that valuation allowances be established for deferred tax assets if it is more likely than not that the assets will not be realized. We have provided valuation allowances against deferred tax assets related to certain NOL and other carryforwards. (See Note 7 to the consolidated financial statements for more information regarding the NOL and valuation allowance.)

Also in accordance with ASC 740-10, we have unrecognized tax benefits related to uncertain tax positions. We have identified one exposure concerning cost allocations used in the implementation of our worldwide strategy related to the ownership of our intellectual property for which we had an unrecognized tax benefit of $560 at both December 31, 2015 and 2014, which is an offset to our U.S. deferred tax asset at the end of each respective period.

Recently Issued Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, (ASU 2015-17), requiring deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The ASU is effective for annual periods beginning after December 15, 2015 and interim periods within such annual periods. ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are currently evaluating the impact of our pending adoption of ASU 2015-17 on our consolidated financial statements and have not yet determined the method by which we will adopt.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, (ASU 2015-16), which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU is effective for annual periods beginning after December 15, 2015 and interim periods within such annual periods and applies prospectively to adjustments to provisional amounts that occur after the effective date. Measurement period adjustments identified subsequent to December 31, 2015, if any, for the Silanis Acquisition, further described in Note 4 to the Consolidated Financial Statements, will be recorded and disclosed in accordance with ASU 2015-16. We are unable to estimate the quantitative impact of ASU 2015-16 on future financial statements.

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

We are currently evaluating the impact of our pending adoption of ASU 2014-09 and ASU 2015-14 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard and whether we will elect early adoption.

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

Item 7A - Quantitative and Qualitative Disclosures about Market Risk (In thousands)

Foreign Currency Exchange Risk – In 2015, approximately 95% of our business was conducted outside the United States, primarily in Europe, Latin America and Asia/Pacific. A significant portion of our business operations is transacted in foreign currencies. As a result, we have exposure to foreign exchange fluctuations. We are affected by both foreign currency translation and transaction adjustments. Translation adjustments result from the conversion of the foreign subsidiaries’ balance sheets and income statements to U.S. Dollars at year-end exchange rates and weighted average exchange rates, respectively. Translation adjustments resulting from this process are recorded directly into stockholders’ equity. Transaction adjustments result from currency exchange movements when one of our companies transacts business in a currency that differs from its local currency. These adjustments are recorded as gains or losses in our statements of operations. Our business transactions are spread across numerous countries and currencies. This geographic diversity reduces the risk to our operating results. As noted in Management’s Discussion and Analysis above, we attempt to minimize the net impact of currency on operating earnings by denominating an amount of billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency.

Interest Rate Risk – We have minimal interest rate risk. We had no debt outstanding at December 31, 2015. Our cash, cash equivalents, and short term investments are invested in short-term instruments at current market rates. If rates were to increase or decrease by one percentage point, the company’s interest income would increase or decrease approximately $1,235 annually.

Impairment Risk – At December 31, 2015, we had goodwill of $80,853 and other intangible assets of $37,970, primarily from acquisitions including Silanis in 2015, Risk IDS in 2014, Cronto in 2013, and other acquisitions prior to 2012. We assess the net realizable value of goodwill at least annually, and the net realizable value of other intangible assets whenever events or circumstances change indicating the carrying value may not be recoverable. For the twelve months ended December 31, 2015, 2014, and 2013, we did not incur any impairments however, we may incur impairment charges in future periods.

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who, respectively, are our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended December 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the fiscal quarter ended December 31, 2015, our disclosure controls and procedures were effective to provide assurance that (i) the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

The assessment of internal control over financial reporting as of December 31, 2015, excluded Silanis Technology Inc., acquired by the company in a business combination in the fourth quarter of 2015. Excluding the impact of Silanis, if any, there were no changes in the company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Management has excluded Silanis Technology, Inc. (Silanis), from its assessment of internal control over financial reporting as of December 31, 2015, because this entity was acquired by the company in a business combination in the fourth quarter of 2015. Silanis has total assets representing $99,376 and has total revenues representing $541, of the company’s consolidated financial statement amounts as of and for the year ended December 31, 2015.

Notwithstanding the limitations noted above, our principal executive officer and principal financial officer have both concluded that our disclosure controls and procedures and internal control over financial reporting were effective at a reasonable level of assurance as of December 31, 2015.

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Controls (COSO) – Integrated Framework (2013). Based on our assessments we believe that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

VASCO Data Security International, Inc.:

We have audited VASCO Data Security International, Inc.’s (“the Company’s”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, VASCO Data Security International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

VASCO Data Security International, Inc. acquired Silanis Technology, Inc. (Silanis) during 2015, and management excluded from its assessment of internal control over financial reporting as of December 31, 2015, Silanis’ internal control over financial reporting associated with total assets of $99,376,000 and total revenue of $541,000, included in the consolidated financial statements of VASCO Data Security International, Inc. and subsidiaries as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Silanis.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VASCO Data Security International, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and the consolidated financial schedule, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements and the consolidated financial schedule.

/s/ KPMG LLP

Chicago, Illinois

February 29, 2016

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

All information in response to this Item is incorporated by reference to the “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Compliance” sections of VASCO’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 11 - Executive Compensation

The information in response to this Item is incorporated by reference to the “Executive Compensation” section of VASCO’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in response to this Item is incorporated by reference to the “Security Ownership of Certain Beneficial Owners, Directors and Management” section of VASCO’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information in response to this Item is incorporated by reference to the “Directors and Executive Officers” and “Transactions with Related Persons” sections of VASCO’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 14 - Principal Accounting Fees and Services

The information in response to this Item is incorporated by reference to the “Report of the Audit Committee” section of VASCO’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K.

(1) The following consolidated financial statements and notes thereto, and the related independent auditors’ report, are included on pages F-1 through F-22 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

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

(3) The following exhibits are filed with this Form 10-K or incorporated by reference as set forth at the end of the list of exhibits:

Exhibit Number	Description

2.1	IP Purchase Agreement between VASCO Data Security International GmbH and DigiNotar Technologie B.V., DigiNotar Notariaat B.V., DigiNotar B.V., and DigiNotar Holding B.V. dated January 10, 2011. (Incorporated by reference—Form 8K filed January 14, 2011.)

2.2	Share Sale and Purchase Agreement between VASCO Data Security International GmbH and DigiNotar Holding B.V., DigiNotar B.V., and DigiNotar Notariaat B.V. dated January 10, 2011. (Incorporated by reference—Form 8K filed January 14, 2011.)

2.3	Agreement between VASCO Data Security International GmbH and D.B.A. ten Burg Holding B.V. and Bosco Holding B.V. dated January 10, 2011. (Incorporated by reference—Form 8K filed January 14, 2011.)

2.4	Agreement for the Sale and Purchase of the Entire Issued Capital of Cronto Limited dated May 20, 2013. (Incorporated by reference – Form 8K filed May 23, 2013.)

2.5	Arrangement Agreement, dated October 6, 2015, among VASCO Data Security International, Inc., 685102 N.B. Inc., Silanis Technology Inc., Silanis International Limited, Silanis Canada Inc., and Silanis Agent Inc. (incorporated by reference – Form 8-K filed October 13, 2015.)

Exhibit Number	Description

3.1	Certificate of Incorporation of Registrant, as amended. (Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as amended (Registration No. 333-35563), originally filed on September 12, 1997.)

3.2	Bylaws of Registrant, as amended and restated December 12, 2007. (Incorporated by reference—Form 8-K filed on December 18, 2007.)

4.1	Specimen of Registrant’s Common Stock Certificate. (Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as amended (Registration No. 333-35563), originally filed on September 12, 1997.)

4.2*	Form of Award Agreement for Stock Option Grant under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated. (Incorporated by reference—Form 10-K filed March 14, 2008.)

4.3*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated (time-based vesting) with respect to awards granted on January 9, 2008. (Incorporated by reference—Form 8-K/A filed January 16, 2008.)

4.4*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan as Amended and Restated (performance-based vesting) with respect to awards granted on January 9, 2008. (Incorporated by reference—Form 8-K/A filed January 16, 2008.)

4.5*	Form of Award Agreement for Deferred Stock under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated (performance-based vesting). (Incorporated by reference—Form 10-K filed March 14, 2008.)

4.6*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, as Amended and Restated (time-based vesting) with respect to awards granted on or after January 8, 2009. (Incorporated by reference—Form 8K filed January 14, 2009.)

4.7*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan as Amended and Restated (performance-based vesting) with respect to awards granted on or after January 8, 2009. (Incorporated by reference—Form 8-K filed January 14, 2009.)

4.8*	Form of Option Agreement under the VASCO Data Security International, Inc. 1997 Stock Compensation Plan as Amended and Restated with respect to awards granted prior to January 9, 2008. (Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as amended (Registration No. 333-35563), originally filed with the Securities and Exchange Commission on September 12, 1997.)

4.9*	Form of Award Agreement for Deferred Stock under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan. (Incorporated by reference—Form 10-K filed March 16, 2010.)

4.10*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan. (Incorporated by reference—Form 10-K filed March 16, 2010.)

4.11*	Form of Award Agreement for Performance Shares under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted in 2010. (Incorporated by reference—Form 10-K filed March 16, 2010.)

Exhibit Number	Description

4.12*	Form of Award Agreement for Performance Shares under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted in 2011. (Incorporated by reference—Form 10-K filed March 11, 2011.)

4.13*	Form of Award Agreement for Performance Shares under VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted in 2012. (Incorporated by reference—Form 10-K filed March 9, 2012.)

4.14*	Form of Award Agreement for Performance Shares under VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted in 2013. (Incorporated by reference—Form 10-K filed March 8, 2013.)

4.15*	Form of Award Agreement for Performance Shares under VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted in 2014. (Incorporated by reference—Form 10-K filed March 12, 2014.)

4.16*	Form of Award Agreement for Performance Shares under VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted in 2015. (Incorporated by reference—Form 10-K filed March 13, 2015.)

4.17*	Award Agreement for Restricted Shares under VASCO Data Security International, Inc. 2009 Equity Incentive Plan made as of October 5, 2015 between VASCO Data Security International, Inc. and Mark Stephen Hoyt. (Incorporated by reference—Form 8-K filed October 5, 2015.)

4.18*	Form of Award Agreement for Performance Shares under VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted in 2016.

4.19*	Fiscal Year 2016 Form of Award Agreement for Deferred Stock under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan.

10.1*	1997 VASCO Data Security International, Inc. Stock Compensation Plan, as Amended and Restated. (Incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Schedule 14A, filed with the SEC on April 30, 1999.)

10.3*	Employment agreement with Clifford Bown. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 31, 2003.)

10.4	Share Sale and Purchase Agreement by and among VASCO Data Security International, Inc., A.O.S. Holding B.V., Filipan Beheer B.V., Mr. Mladen Filipan and Pijnenburg Beheer N.V., dated February 4, 2005 (Incorporated by reference—Form 8-K filed February 8, 2005.)

10.5*	Employment Agreement by and between VASCO Data Security International, Inc. and Jan Valcke effective as of January 1, 2005. (Incorporated by reference—Form 8-K filed July 1, 2005.)

10.6*	Letter agreement dated February 26, 2007, supplementing the Employment Agreement dated January 1, 2003, between the company and Clifford K. Bown. (Incorporated by reference—Form 8K filed March 2, 2007.)

10.7*	Letter agreement dated January 8, 2009, supplementing the Employment Agreement dated January 1, 2003, between the company and Clifford K. Bown. (Incorporated by reference—Form 8K filed January 14, 2009.)

10.9*	Employment Agreement Amendment, dated December 31, 2008 by and between VASCO Data Security International, Inc. and Clifford K. Bown (Incorporated by reference—Form 8-K filed January 14, 2009.)

10.10*	Amendment to the VASCO Data Security International, Inc. 1997 Stock Compensation Plan, dated December 19, 2008. (Incorporated by reference—Form 8-K filed January 14, 2009.)

Exhibit Number	Description

10.11*	VASCO Data Security International, Inc. 2009 Equity Incentive Plan, effective December 19, 2008. (Incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Schedule 14A, filed with the SEC on April 30, 2009.)

10.12*	VASCO Data Security International, Inc. Executive Incentive Compensation Plan, effective December 19, 2008. (Incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Schedule 14A, filed with the SEC on April 30, 2009.)

10.13*	Amended and Restated Employment Agreement effective as of January 1, 2011 between VASCO Data Security International, Inc. and T. Kendall Hunt. (Incorporated by reference—Form 8-K filed December 21, 2010.)

10.14*	Letter Agreement dated February 15, 2011, by and between VASCO Data Security International, Inc. and T. Kendall Hunt. (Incorporated by reference—Form 8-K filed February 22, 2011.)

10.15*	First Amendment dated April 23, 2014, to Amended and Restated Employment Agreement effective January 1, 2011 between VASCO Data Security International, Inc. and T. Kendall Hunt. (Incorporated by reference—Form 8-K filed April 28, 2014.)

10.16*	Second Amendment dated November 24, 2014, to Amended and Restated Employment Agreement effective January 1, 2011 between VASCO Data Security International, Inc. and T. Kendall Hunt. (Incorporated by reference—Form 8-K filed November 25, 2014.)

10.17*	Retention Agreement dated March 16, 2015 between VASCO Data Security International, Inc. and Clifford K. Bown. (Incorporated by reference—Form 8-K filed March 16, 2015.)

10.18*	Employment Agreement, effective October 5, 2015, by and between VASCO Data Security International, Inc. and Mark Stephen Hoyt. (Incorporated by reference – Form 8-K filed October 5, 2015)

10.19*	Third Amendment dated November 20, 2015, to Amended and Restated Employment Agreement effective January 1, 2011 between VASCO Data Security International, Inc. and T. Kendall Hunt. (Incorporated by reference—Form 8-K filed November 20, 2015.)

14.1	VASCO Data Security International, Inc. and Subsidiaries Code of Conduct and Ethics. (Incorporated by reference—Form 8-K filed March 12, 2008.)

14.2	Amended VASCO Data Security International, Inc. and Subsidiaries Code of Conduct and Ethics. (Incorporated by reference—Form 8-K filed April 27, 2010.)

14.3	Amended Corporate Governance Guidelines of the Board of Directors of VASCO Data Security International, Inc. and Subsidiaries. (Incorporated by reference—Form 8-K filed June 21, 2013 and Form 8-K/A filed July 30, 2013.)

21	Subsidiaries of Registrant.

23	Consent of KPMG LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 29, 2016.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 29, 2016.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 29, 2016.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 29, 2016.

Exhibit Number	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

VASCO Data Security International, Inc.:

We have audited the accompanying consolidated balance sheets of VASCO Data Security International, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the accompanying consolidated financial statement Schedule II – Valuation and Qualifying Accounts. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois

February 29, 2016

VASCO Data Security International, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2015	2014
ASSETS
Current assets
Cash and equivalents	$78,522	$72,441
Short term investments	44,961	64,940
Accounts receivable, net of allowance for doubtful accounts of $621 in 2015 and $223 in 2014	29,426	29,994
Inventories	20,618	33,875
Prepaid expenses	3,051	2,312
Foreign sales tax receivable	510	598
Deferred income taxes	1,495	906
Other current assets	4,778	1,160
Assets of discontinued operations	4	0

Total current assets	183,365	206,226
Property and equipment:
Furniture and fixtures	5,354	5,231
Office equipment	11,512	10,751

	16,866	15,982
Accumulated depreciation	(13,767)	(13,157)

Property and equipment, net	3,099	2,825
Goodwill, net of accumulated amortization	80,853	22,208
Intangible assets, net of accumulated amortization	37,970	12,819
Other assets, net of accumulated amortization	6,535	7,260

Total assets	$311,822	$251,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,803	$10,680
Deferred revenue	22,450	17,830
Accrued wages and payroll taxes	10,291	8,458
Income taxes payable	4,823	1,899
Other accrued expenses	7,820	5,413
Deferred compensation	1,503	806
Liabilities of discontinued operations	0	111

Total current liabilities	55,690	45,197
Other long-term liabilities	76	55
Deferred income taxes	8,008	213

Total liabilities	63,774	45,465

Stockholders’ equity
Preferred stock: 500 shares authorized, none issued and outstanding at December 31, 2015 or 2014	0	0
Common stock: $.001 par value per share, 75,000 shares authorized; 40,108 and 39,660 shares issued and outstanding at December 31, 2015 and 2014, respectively	40	40
Additional paid-in capital	85,766	82,450
Accumulated income	168,036	125,885
Accumulated other comprehensive income (loss)	(5,794)	(2,502)

Total stockholders’ equity	248,048	205,873

Total liabilities and stockholders’ equity	$311,822	$251,338

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended December 31,
	2015	2014	2013
Revenue	$241,443	$201,537	$155,047
Cost of goods sold	95,351	73,771	55,176

Gross profit	146,092	127,766	99,871

Operating costs:
Sales and marketing	39,670	43,362	40,323
Research and development	18,538	19,497	21,315
General and administrative	32,489	22,287	21,196
Amortization of purchased intangible assets	4,942	4,532	3,325

Total operating costs	95,639	89,678	86,159

Operating income	50,453	38,088	13,712
Interest income	364	118	162
Other income (expense), net	81	(286)	240

Income from continuing operations before income taxes	50,898	37,920	14,114
Provision for income taxes	8,704	5,309	3,147

Net income-continuing operations	42,194	32,611	10,967
Net income (loss) from discontinued operations	(43)	873	180

Net income	$42,151	$33,484	$11,147

Basic income (loss) per share:
Continuing operations	$1.07	$0.83	$0.28
Discontinued operations	(0.00)	0.02	0.00

Total net income per share	$1.07	$0.85	$0.28

Diluted income (loss) per share:
Continuing operations	$1.06	$0.83	$0.28
Discontinued operations	(0.00)	0.02	0.00

Total net income per share	$1.06	$0.85	$0.28

Weighted average common shares outstanding:
Basic	39,568	39,337	38,873

Diluted	39,736	39,499	39,158

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the years ended December 31,
	2015	2014	2013
Net income	$42,151	$33,484	$11,147
Other comprehensive income (loss) - Currency translation adjustment	(3,292)	(4,468)	1,906

Comprehensive income	$38,859	$29,016	$13,053

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Description	Shares	Amount
Balance at January 1, 2013	39,205	$39	$74,965	$81,256	$60	$156,320
Net income	0	0	0	11,147	0	11,147
Foreign currency translation adjustment	0	0	0	(3)	1,906	1,903
Exercise of stock options	163	0	114	0	0	114
Restricted stock awards	251	1	2,472	0	0	2,473
Tax payments for stock issuances	0	0	(998)	0	0	(998)
Tax benefits of stock based compensation	0	0	3,318	0	0	3,318

Balance at December 31, 2013	39,619	40	79,871	92,401	1,966	174,278
Net income	0	0	0	33,484	0	33,484
Foreign currency translation adjustment	0	0	0	0	(4,468)	(4,468)
Exercise of stock options	20	0	51	0	0	51
Restricted stock awards	21	0	2,399	0	0	2,399
Tax payments for stock issuances	0	0	(123)	0	0	(123)
Tax benefits of stock based compensation	0	0	253	0	0	253

Balance at December 31, 2014	39,660	40	82,450	125,885	(2,502)	205,873
Net income	0	0	0	42,151	0	42,151
Foreign currency translation adjustment	0	0	0	0	(3,292)	(3,292)
Restricted stock awards	448	0	3,835	0	0	3,835
Tax payments for stock issuances	0	0	(837)	0	0	(837)
Tax benefits of stock based compensation	0	0	318	0	0	318

Balance at December 31, 2015	40,108	$40	$85,766	$168,036	($5,794)	$248,048

See accompanying notes to consolidated financial statements.

VASCO Data Security International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income from continuing operations	$42,194	$32,611	$10,967
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	6,302	6,156	5,042
Loss on disposal of assets	0	0	275
Deferred tax expense (benefit)	(691)	492	(6,118)
Stock-based compensation	3,835	2,399	2,587
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	2,860	(4,660)	(39)
Inventories	13,257	(8,222)	(6,492)
Foreign sales tax receivable	49	(112)	(135)
Other current assets	(243)	1,150	(2,865)
Accounts payable	(6,645)	4,531	(1,460)
Income taxes payable	2,946	(2,063)	3,641
Accrued expenses	1,351	3,344	565
Current deferred compensation	697	691	(2,424)
Deferred revenue	2,996	2,437	6,787
Other long-term liabilities	42	0	0

Net cash provided by operating activities of continuing operations	68,950	38,754	10,331

Cash flows from investing activities of continuing operations:
Purchase of short term investments	(109,747)	(94,856)	0
Maturities of short term investments	129,725	29,916	0
Purchase of Silanis, net of cash acquired	(74,486)	0	0
Purchase of Cronto, net of cash acquired	0	0	(19,495)
Additions to property and equipment	(1,362)	(1,453)	(944)
Additions to intangible assets	(89)	(112)	(294)
Other assets	3	(1,295)	267

Net cash used in investing activities of continuing operations	(55,956)	(67,800)	(20,466)

Cash flows from financing activities of continuing operations:
Repayment of debt	(5,925)	0	0
Proceeds from exercise of stock options, net	0	51	114
Tax payments for restricted stock issuances	(837)	(123)	(998)
Tax benefit of stock-based compensation	318	253	3,318

Net cash provided by (used in) financing activities of continuing operations	(6,444)	181	2,434

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities of discontinued operations	(158)	2,864	(306)

Net cash provided by (used in) discontinued operations	(158)	2,864	(306)

Effect of exchange rate changes on cash	(311)	(165)	145
Net increase (decrease) in cash	6,081	(26,166)	(7,862)

Cash and equivalents, beginning of year	72,441	98,607	106,469

Cash and equivalents, end of year	$78,522	$72,441	$98,607

Supplemental cash flow disclosures:
Cash paid for income taxes	$6,781	$6,109	$3,121
Cash paid for interest	0	0	0

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

Foreign Currency Translation and Transactions

The financial position and results of the operations of the majority of the company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income. Losses resulting from foreign currency transactions were $1,247, $1,382, and $624 in 2015, 2014, and 2013, respectively, and are included in other income (expense) in the consolidated statements of operations.

The financial position and results of our operations in Canada, Singapore, and Switzerland are measured in U.S. Dollars. For these subsidiaries, gains and losses that result from foreign currency transactions are included in the consolidated statements of operations in other income (expense).

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

Undelivered elements primarily are PCS. The method by which we determine VSOE has validated that the price lists are reasonable estimates of the selling price for PCS. The estimated selling price of PCS items is based on an established percentage of the user license fee attributable to the specific software and is applied consistently to all PCS arrangements. The percentage we use to establish VSOE, which is also generally consistent with the percentage used in the price list, is developed using the “bell curve method”. Under this method, we conclude VSOE exists when a substantial majority of PCS renewals are within a narrow range of pricing.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are high-quality short term money market instruments and commercial paper with maturities at acquisition of three months or less. Cash and cash equivalents are held by a number of U.S. and non-U.S. commercial banks and money market investment funds.

Short Term Investments

Short term investments are stated at cost plus accrued interest, which approximates fair value. Short term investments are high-quality commercial paper and bank certificates of deposit with maturities at acquisition of more than three months and less than twelve months.

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

Software Development Costs

We capitalize software development costs in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy currently defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. No software development costs were capitalized in any of the years ending December 31, 2015, 2014, or 2013.

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

We monitor our potential income tax exposures as required by ASC 740, Income Taxes.

We have significant net operating loss and other deductible carryforwards in certain jurisdictions available to reduce the liability on future taxable income. A valuation allowance has been provided to offset some of these future benefits because we have not determined that their realization is more likely than not.

Fair Value of Financial Instruments

At December 31, 2015, and 2014, our financial instruments were cash equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies, as defined in ASC 820, Fair Value Measurements. The fair values of the financial instruments were not materially different from their carrying amounts at December 31, 2015 and 2014.

Accounting for Leases

All of our leases are operating leases. Rent expense on facility leases is charged evenly over the life of the lease, regardless of the timing of actual payments.

Goodwill and Other Intangibles

We account for goodwill and intangible assets in accordance with ASC 350 Intangibles – Goodwill and Other. Intangible assets include customer lists, proprietary technology and other intangible assets. Intangible assets other than patents with definite lives are amortized over the useful life, generally three to seven years for proprietary technology. Patents are amortized over the life of the patent, generally 20 years in the U.S.

We assess the impairment of goodwill each November or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. In accordance with ASC 350, we consider the company to be one reporting unit. Fair value is determined using a market approach using our stock price which is a level 1 valuation, as defined by ASC 820, Fair Value Measurements. The amount of impairment is computed by comparing the carrying value of the assets to fair value. We did not recognize any impairment for the year ended December 31, 2015 as the fair value of our reporting unit substantially exceeded our carrying amount.

Stock-Based Compensation

We have stock-based employee compensation plans, which are described more fully in Note 9. ASC 718, Compensation-Stock Compensation requires us to estimate the fair value of restricted stock granted to employees, directors and others and to record compensation expense equal to the estimated fair value. Compensation expense is recorded on a straight-line basis over the vesting period.

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

Recently Issued Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, (ASU 2015-17), requiring deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The ASU is effective for annual periods beginning after December 15, 2015 and interim periods within such annual periods. ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are currently evaluating the impact of our pending adoption of ASU 2015-17 on our consolidated financial statements and have not yet determined the method by which we will adopt.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, (ASU 2015-16), which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU is effective for annual periods beginning after December 15, 2015 and interim periods within such annual periods and applies prospectively to adjustments to provisional amounts that occur after the effective date. Measurement period adjustments identified subsequent to December 31, 2015, if any, for the Silanis Acquisition, further described in Note 4 to the Consolidated Financial Statements, will be recorded and disclosed in accordance with ASU 2015-16. It is not practicable to estimate the quantitative impact of ASU 2015-16 on future financial statements.

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

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

We are currently evaluating the impact of our pending adoption of ASU 2014-09 and ASU 2015-14 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard and whether we will elect early adoption.

Note 2 – Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market.

Inventory is comprised of the following:

	December 31,
	2015	2014
Component parts	$9,351	$15,727
Work-in-process and finished goods	11,267	18,148

Total	$20,618	$33,875

Note 3 – Discontinued Operations

During 2011, our wholly-owned Dutch subsidiary, DigiNotar B.V., was declared bankrupt. The court-appointed trustee is responsible for the business activities, administration and liquidation of DigiNotar B.V. Accordingly, related assets, liabilities and activities are reflected in discontinued operations.

Income (loss) from discontinued operations, net of tax, for the twelve months ended December 31, 2015, 2014, and 2013 was as follows:

	Years ended December 31,
	2015	2014	2013
Gain (Loss) from operations	$0	$0	$0
Gain (Loss) on disposal	(43)	873	180

Gain (Loss) from discontinued operations	$(43)	$873	$180

At December 31, 2015 and 2014, remaining assets and liabilities related to DigiNotar have been classified as assets of discontinued operations and liabilities of discontinued operations, respectively, in the consolidated balance sheets and consist of the following:

	As of December 31,
	2015	2014
Income taxes receivable	$4	$0

Assets of discontinued operations	$4	$0

Accrued professional fees	$0	$25
Income taxes payable	0	86

Liabilities of discontinued operations	$0	$111

Assets of discontinued operations and certain portions of liabilities of discontinued operations are denominated in local currencies and are subject to currency fluctuation.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Note 4 – Acquisition of Silanis

On November 25, 2015, the Company completed its acquisition of Silanis Technology, Inc. (“Silanis”), a privately-held provider of electronic signature and digital transaction solutions used to sign, send, and manage documents. Pursuant to the arrangement agreement, we acquired all of the issued and outstanding shares of Silanis for an aggregate purchase price of $75,000. The aggregate purchase price may be subject to further adjustment as provided in the arrangement agreement.

Upon acquisition, Silanis became our wholly-owned subsidiary. The acquisition is accounted for as a business combination using the acquisition method accounting in accordance with FASB ASC Topic No. 805, Business Combinations, whereby the net assets acquired are recognized based on their estimated fair values on the acquisition date.

The results of operations of Silanis subsequent to the November 25, 2015 acquisition date have been included in the Consolidated Statements of Operations. Silanis revenue and net income (loss) included in the results of operations for the year ended December 31, 2015 were $541 and $(2,168), respectively.

Acquisition-related expense recognized during 2015 of approximately $2,374 is recorded in general and administrative expenses in the Consolidated Statements of Operations.

Aggregate Purchase Price Allocation

Total aggregate Purchase Price has been allocated to the tangible and intangible assets and to liabilities assumed based on their respective estimated acquisition-date fair values. The measurement period for purchase price allocations ends as soon as information on the facts and circumstances becomes available, but cannot exceed twelve months. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized for assets acquired and liabilities assumed, the Company will adjust the amounts recognized in accordance with U.S. GAAP. The preliminary estimated purchase price allocation is summarized in the following table:

Tangible assets and liabilities
Cash	$514
Accounts receivable, net	4,471
Other current assets	4,234
Property and equipment	416
Current liabilities	(16,896)
Other non-current liabilities	(8,070)
Intangible assets	30,000
Goodwill	60,331

Net assets acquired	$75,000

Accounts receivable acquired were recorded at gross contractual amounts receivable which approximates fair value. We expect gross contractual amounts receivable at the acquisition date to be collected in a relatively short period of time.

Other assets acquired include unused investment tax credits of $340, future tax benefit of foreign net operating loss carryforwards of $7,004, future tax benefits of research and development expenses and other carryforwards of $4,217. A full valuation allowance of $11,561 has been recorded as realization of the tax assets has been deemed not to be more likely than not.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

The excess of purchase consideration over net assets assumed was recorded as goodwill, which represents the strategic value assigned to Silanis, including expected benefits from synergies resulting from the acquisition, as well as the knowledge and experience of the workforce in place. In accordance with applicable accounting standards, goodwill is not amortized and will be tested for impairment at least annually, or more frequently, if certain indicators are present. Goodwill and intangible assets related to this acquisition are not deductible for tax purposes.

Based on preliminary estimates of the acquisition valuation, $30,000 of the purchase price has been allocated to identifiable intangible assets. The following table summarizes the major classes of intangible assets, as well as the respective estimated weighted-average amortization periods:

	Estimated Fair Value	Weighted- Average Amortization Period (Years)
	(000s)
Identifiable Intangible Assets
Trademarks and tradenames	$200	2.0
Technology	29,000	5.0
Patents	100	5.0
Non-compete agreements	300	5.0
Customer Relationships	400	5.0

	$30,000

Silanis was acquired on November 25, 2015. Due to the short period of time between the acquisition date and December 31, 2015, the complex process of determining all assets acquired and all liabilities assumed and the determination of the fair value thereof, the accounting for the business combination was not complete as of December 31, 2015, nor did any events occur subsequent to the balance sheet date that required a reassessment of the estimates recorded at December 31, 2015. The estimated fair values of all assets acquired and all liabilities assumed are based on preliminary estimates of fair values as of the acquisition date. Management believes the fair values recognized for the assets acquired and liabilities assumed are based on reasonable estimates and assumptions. The fair value of the acquired assets and liabilities assumed are provisional pending finalization of valuations for those assets and liabilities. Preliminary fair value estimates may change as additional information becomes available. There can be no assurance that the final determination will not result in material changes from these preliminary amounts. Amounts preliminarily allocated to tangible assets, assumed liabilities, intangible assets and goodwill may change significantly, and amortization methods and useful lives may differ from the assumptions that have been used in these preliminary estimates, any of which could result in a material change to the purchase price allocation and operating expenses.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the results of operations as if the acquisition had taken place on January 1, 2014. These amounts were prepared in accordance with the acquisition method of accounting under existing standards and are not necessarily indicative of the results of operations that would have occurred if the acquisition had been completed on the first day of 2014, nor are they indicative of our future operating results.

Income tax impacts resulting from pro forma adjustments were calculated utilizing the statutory income tax rate of 35% for the years ended December 31, 2015 and 2014.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

These unaudited pro forma amounts include the following adjustments to historical results shown net of tax;

•	To reflect estimated amortization of acquired identifiable intangible assets of $6,060 and $6,060 for the year ended December 31, 2015 and 2014, respectively.

•	To reflect estimated amortization of fair value adjustment of acquired deferred revenue of $(4,000) and $0 for the year ended December 31, 2015 and 2014, respectively.

•	To reclassify non-recurring transaction expenses of $5,812 from 2015 to 2014.

•	To reverse benefit of certain refundable tax credits of $1,021 and $1,588 for the year ended December 31, 2015 and 2014, respectively.

	Year Ended December 31,
	2015	2014
Revenue	$256,416	$212,595
Net income	$28,059	$14,729

Note 5 – Goodwill

Goodwill activity for the two years ended December 31, 2015 consisted of the following:

Net balance at December 31, 2013	$23,532
Additions	919
Net foreign currency translation	(2,243)

Net balance at December 31, 2014	$22,208
Additions - Silanis	60,331
Net foreign currency translation	(1,686)

Net balance at December 31, 2015	$80,853

December 31, 2015 balance at cost	$81,683
Accumulated amortization	(830)

Net balance at December 31, 2015	$80,853

In 2015, “Additions – Silanis” refers to estimated goodwill related to the acquisition of Silanis described in Note 4.

There were no impairment losses in 2015 or 2014.

Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuations.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Note 6 – Intangible Assets

Intangible asset activity for the two years ended December 31, 2015 is detailed in the following table.

	Capitalized Technology	Patents & Trademarks	Other	Total Intangible Assets
Net balance at December 31, 2013	$13,776	$1,961	$996	$16,733
Additions-Other	531	167	0	698
Net foreign currency translation	(38)	(1)	(41)	(80)
Amortization expense	(4,053)	(198)	(281)	(4,532)

Net balance at December 31, 2014	10,216	1,929	674	12,819
Additions-Silanis	29,000	300	700	30,000
Additions-Other	0	131	0	131
Net foreign currency translation	(15)	0	(23)	(38)
Amortization expense	(4,569)	(146)	(227)	(4,942)

Net balance at December 31, 2015	$34,632	$2,214	$1,124	$37,970

December 31, 2015 balance at cost	$57,035	$2,863	$1,782	$61,680
Accumulated amortization	(22,403)	(649)	(658)	(23,710)

Net balance at December 31, 2015	$34,632	$2,214	$1,124	$37,970

Additions - Silanis refers to intangible assets acquired in the acquisition of Silanis described in Note 4 including capitalized technology, trademarks, customer relationships and non-compete agreements.

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations. Expected amortization of the intangible assets for the years ended:

December 31, 2016	$8,833
December 31, 2017	8,791
December 31, 2018	7,203
December 31, 2019	6,080
December 31, 2020	5,544
Thereafter	500

Intangible assets, subject to amortization	36,951
Trademarks	1,019

Total intangible assets	$37,970

Note 7 – Income Taxes

Income from continuing operations before income taxes was generated in the following jurisdictions. For the year ended December 31, 2015, 2014, and 2013, domestic income excludes taxable intercompany dividend income of $10,000, $30,650, and $30,752, respectively.

	For the year ended December 31,
	2015	2014	2013
Domestic	$(5,007)	$(3,294)	$(2,024)
Foreign	55,905	41,214	16,138

Total	$50,898	$37,920	$14,114

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

The provision for income taxes consists of the following:

	For the year ended December 31,
	2015	2014	2013
Current:
Federal	$0	$0	$11
State	1	42	22
Foreign	9,140	4,688	3,121

Total current	9,141	4,730	3,154

Deferred:
Federal	338	(497)	338
State	(135)	361	(289)
Foreign	(640)	715	(56)

Total deferred	(437)	579	(7)

Total	$8,704	$5,309	$3,147

The U.S. federal corporate tax rate varies with taxable income. Our U.S. statutory rate for 2015 was 34%. For 2014, and 2013, our U.S. statutory rate was 35%. The differences between the income tax provisions computed using the statutory federal income tax rate and the provisions for income taxes reported in the consolidated statements of operations are as follows:

	For the years ended December 31,
	2015	2014	2013
Expected tax at statutory rate	$17,305	$13,272	$4,940
Foreign taxes at other rates	(12,487)	(9,107)	(2,520)
US tax on foreign earnings, net of foreign tax credits	1,968	(9)	212
Valuation reserves on NOL carryforwards	469	2	6
State income taxes, net of federal benefit	26	140	(310)
Disallowed expenses and other	1,423	1,011	819

Total	$8,704	$5,309	$3,147

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Current deferred tax assets and long-term deferred tax liabilities are presented as separate line items in the balance sheet. Long-term deferred tax assets of $6,216 and $6,885 as of December 31, 2015 and 2014, respectively, are included in other assets, net of accumulated amortization. Current deferred tax liabilities as of December 31, 2015 and 2014 of $1,752 and $1,235, respectively, are included in other accrued expenses. Deferred income tax balances are comprised of the following:

	As of December 31,
	2015	2014
Deferred tax assets:
U.S. foreign tax credit	$3,309	$5,516
Stock and long-term compensation plans	2,817	1,693
Foreign NOL & other carryforwards	13,771	2,629
US state NOL carryforwards	248	263
US alternative minimum tax	395	395
Deferred revenue	672	752
Reserve for uncertain tax issues	(560)	(560)
Amortization and depreciation	627	434
US tax on unremitted foreign earnings	(137)	(955)
Accrued expenses and other	288	124

Total gross deferred tax assets	21,430	10,291
Less: Valuation allowance	(13,719)	(2,500)

Net deferred income tax assets	$7,711	$7,791

Deferred tax liabilities:
Swiss tax allowances	$851	$1,235
Deferred revenue	901	0
Intangible assets	8,008	213

Deferred tax liabilities	$9,760	$1,448

Current deferred tax assets and liabilities are netted by tax jurisdiction. Similarly, long-term deferred tax assets and liabilities are netted by tax jurisdiction.

Earnings of certain subsidiaries are deemed available for distribution. At December 31, 2015 and 2014, unremitted foreign earnings available for distribution are $22,672, and $19,849, respectively. The deferred tax liability for the incremental U.S. tax to be paid upon remittance as dividends at December 31, 2015 and 2014 was $137 and $955, respectively.

The earnings of certain designated subsidiaries remain permanently invested. At December 31, 2015 and 2014, total unremitted foreign earnings considered permanently invested are $131,327 and $83,122, respectively. It is not practicable to estimate the incremental U.S. tax liability which would be incurred if these earnings were repatriated.

At December 31, 2015, we held $30,018 of cash in banks in the United States and $48,504 of cash in banks outside of the United States. Of the cash in banks outside of the United States, $45,520 is not subject to significant repatriation restrictions, but may be subject to tax upon repatriation. Cash in banks outside of the United States includes $29,335 held in tax jurisdictions where we consider retained earnings to be available for distribution and $19,169 held in jurisdictions where we consider retained earnings to be permanently invested.

A portion of tax benefits related to certain restricted stock and stock options are credited to additional paid-in capital. For the years ended December 31, 2015, 2014, and 2013, credits to additional paid-in capital were $318, $253, and $3,318, respectively

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

U.S. foreign tax credit carryforwards expiring in 2023 were $3,309 at December 31, 2015. We have not provided a valuation reserve for the foreign tax credits as we believe it is more likely than not they will be realized due to our tax strategy to distribute foreign earnings to utilize foreign tax credits prior to expiration.

At December 31, 2015, we had foreign and state net operating loss (NOL) carryforwards and other foreign deductible carryforwards as shown in the following table;

	Carryforward	Deferred Tax Asset	Valuation Allowance	Expiration
NOL Carryforward
Canada	$28,691	$7,379	$(7,379)	2027-2035
Other foreign	3,850	1,241	(1,056)	None
U.S. states	4,853	248	(133)	2019-2027

	37,394	8,868	(8,568)

Other Carryforwards
Canada	21,682	4,184	(4,184)	None
Other foreign	2,846	967	(967)	2016-2022

	24,528	5,151	(5,151)

	$61,922	$14,019	$(13,719)

The net change in the valuation allowance for the years ended December 31, 2015, 2014, and 2013, were increases of $11,219, $101, and $115, respectively. This valuation allowance is reviewed on a regular basis and adjustments made as appropriate. The increase in the valuation allowance in 2015 reflects NOL and other carryforwards related to the Silanis acquisition further described in Note 4. The change in the valuation allowance also reflects other factors including, but not limited to, changes in our assessment of our ability to use existing NOLs and other deduction carryforwards, changes in currency rates, and adjustments to reflect differences between the actual returns filed and the estimates we made at financial reporting dates. The company expects to generate adequate taxable income to realize deferred tax assets in foreign jurisdictions where no valuation allowance exists.

We had no accrued interest or penalties for income tax liabilities at December 31, 2015. Our policy is to record interest expense and penalties on income taxes as income tax expense.

ASC 740, Income Taxes sets a “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions. We have identified one such exposure concerning cost allocations related to the implementation of our worldwide strategy related to the ownership of our intellectual property for which we had a reserve of $560 at December 31, 2015 and 2014. The reserve is an offset to our U.S. deferred tax asset.

Our primary tax jurisdictions and the earliest tax year subject to audit are presented in the following table.

Australia	2005
Austria	2008
Belgium	2008
Canada	2011
Netherlands	2009
Singapore	2007
Switzerland	2013
United States	2005

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

Deferred warranty revenue at December 31, 2015 will be recognized as revenue as follows:

Year	Amount
2016	$26
2017	20
2018	10
2019	4

Total	$60

We maintain a reserve for the potential cost of future warranty claims related to products sold and recognized in revenue. The reserve is included in accrued expenses. Activity in the warranty reserve account during the three years ended December 31, 2015 was as follows:

	For the years ended December 31,
	2015	2014	2013
Balance, beginning of period	$85	$116	$45
Provision for warranty claims	165	173	216
Product or cash issued to settle claims	(207)	(204)	(145)

Balance, end of period	$43	$85	$116

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

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

As of December 31, 2015, the number of shares allowed to be issued under the 2009 Equity Plan was 6,149 shares of the company’s common stock, representing 15.3% of the issued and outstanding shares of the company as of such date.

The following table summarizes compensation expense recorded under the two plans.

	2015	2014	2013
Restricted stock	$3,835	$2,399	$2,472
Long-term Cash Incentives	1,815	851	115

Total expense	$5,650	$3,250	$2,587

Stock Options

We have not granted stock options since 2005. There is no stock option expense for the three years ended December 31, 2015, and no stock option activity for the year ended December 31, 2015. There were no options outstanding at December 31, 2015 or 2014.

Time-Based Restricted Stock

Time-based restricted stock awards granted to non-employee directors in 2015 vest on the first anniversary date of the grant. Awards granted to an executive officer in 2015 vest in equal semi-annual installments over four years. Awards granted to employees in 2015 vest in 3 to 4 years. Shares are subject to forfeiture if the service period requirement is not met. Compensation expense equal to the market value of the stock on the grant date is recorded on a straight-line basis over the vesting period as required by ASC 718 Compensation-Stock Compensation. Compensation expense was $1,356, $1,316, and $1,871 for 2015, 2014, and 2013, respectively. The following table summarizes the time-based restricted stock activity for the year ended December 31, 2015:

	Shares	Weighted average remaining term (years)	Aggregate intrinsic value
Outstanding at January 1, 2015	240	1.53	$6,771
Shares vested	(157)		$4,075
Shares awarded and issued	331		$6,570

Outstanding at December 31, 2015	414	2.56	$6,926

The unamortized future compensation expense for time-based restricted stock awards was $5,930 at December 31, 2015.

Performance-Based Restricted Stock

Performance-based restricted stock awards granted to executive officers in 2015 were subject to achievement of one-year and three year performance targets established by the Board of Directors. Earned shares related to one-year performance targets vest annually over four years. Earned shares related to three-year targets vest upon completion of the three-year period. Shares are subject to forfeiture if the service period requirement is not met.

The number of shares to be earned from awards granted in 2015 was 110. The number of shares earned in 2014 was 152. No shares were earned in 2013. Compensation expense, equal to the market value of the stock on

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

the grant date, is recorded on a straight-line basis over the vesting period at the performance level deemed probable, as required by ASC 718. Compensation expense in 2015, 2014, and 2013 was $2,479, $1,083, and $600. Unamortized future compensation expense for performance-based restricted stock was $3,864 at December 31, 2015.

The following table summarizes activity related to unvested performance restricted stock shares during 2015:

	Total Unvested Shares	Weighted average remaining term (years)	Aggregate intrinsic value
Outstanding at January 1, 2015	316	2.11	$8,927
Shares vested	(100)		$2,479
Shares awarded	150		$4,689

Outstanding at December 31, 2015	366	1.64	$6,123

At December 31, 2015, total unvested shares consists of 114 earned shares and 252 unearned shares.

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

	For the years ended December 31,
	2015	2014	2013
Net income-continuing operations	$42,194	$32,611	$10,967
Net income (loss) from discontinued operations	(43)	873	180

Net income	$42,151	$33,484	$11,147

Weighted average common shares outstanding:
Basic	39,568	39,337	38,873
Incremental shares with dilutive effect:
Stock options	0	0	152
Restricted stock awards	168	162	133

Diluted	39,735	39,499	39,158

Basic income (loss) per share:
Continuing operations	$1.07	$0.83	$0.28
Discontinued operations	(0.00)	0.02	0.00

Total net income per share	$1.07	$0.85	$0.28

Diluted income (loss) per share:
Continuing operations	$1.06	$0.83	$0.28
Discontinued operations	(0.00)	0.02	0.00

Total net income per share	$1.06	$0.85	$0.28

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Note 11 – Employee Benefit Plan

We maintain a defined contribution pension plan for our U.S. employees established pursuant to the provisions of Section 401(k) of the Internal Revenue Code, which provides benefits for eligible employees of the company and allows us to match employee contributions. For the years ended December 31, 2015, 2014, and 2013, we contributed $110, $119, and $116, respectively, to this plan as matching contributions.

We also maintain a pension plan for our Belgian employees, in compliance with Belgian law. The plan is a defined contribution plan, but has a minimum return guarantee under Belgian law. Returns guaranteed by the pension plan administrator are essentially equal to the legal requirement. For the years ended December 31, 2015, 2014, and 2013, the company contributed $572, $697, and $655, respectively, to the plan.

Note 12 – Geographic, Customer and Supplier Information

We classify our sales by our customers’ locations in four geographic regions: 1) EMEA, which includes Europe, the Middle East and Africa; 2) the United States, which for our purposes includes sales in Canada; 3) Asia Pacific Rim; and 4) Other Countries, including Australia, Latin America and India. Information regarding geographic areas for the years ended December 31, 2015, 2014, and 2013 is as follows:

	Europe, Middle East, Africa (EMEA)	United States	Asia Pacific	Other Countries	Total
2015
Revenue	$164,180	$11,723	$47,156	$18,384	$241,443
Gross profit	94,369	9,940	29,015	12,768	146,092
Long-lived assets	29,646	92,568	19	51	122,284
2014
Revenue	$129,385	$12,098	$42,365	$17,689	$201,537
Gross profit	80,267	10,143	23,996	13,360	127,766
Long-lived assets	35,086	3,031	31	72	38,220
2013
Revenue	$95,794	$11,781	$27,356	$20,116	$155,047
Gross profit	62,529	9,477	14,552	13,313	99,871
Long-lived assets	40,198	3,496	43	161	43,898

For the years 2015, 2014, and 2013, our top 10 customers contributed 50%, 46%, and 40%, respectively, of total worldwide revenue. In 2015 and 2014, one customer accounted for approximately 30%, and 12%, respectively, of total revenue. In 2014 and 2013, another customer accounted for approximately 11% and 18%, respectively, of total revenue.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Note 13 – Commitments and Contingencies

The company leases office space and automobiles under operating lease agreements expiring at various times through 2021. Future minimum rental payments required under non-cancelable leases are as follows:

Year	Amount
2016	$3,288
2017	2,792
2018	1,611
2019	869
2020	416
Thereafter	87

Total	$9,063

Rent expense under operating leases aggregated $2,998, $3,061, and $3,400, for the year ended December 31, 2015, 2014, and 2013, respectively. Rent expense is recorded on a straight-line basis over the life of the lease agreement.

At December 31, 2015, we have purchase obligations of $17,766.

We include various types of indemnification clauses in our agreements. These indemnifications may include, but are not limited to, infringement claims related to our intellectual property, direct damages and consequential damages. The type and amount of such indemnifications vary substantially based on our assessment of risk and reward associated with each agreement. We believe the estimated fair value of these indemnification clauses is minimal and there have been no previous indemnification claims, and we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. We have no liabilities recorded for these clauses as of December 31, 2015.

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

We ceased shipping to such distributor. In addition, the Audit Committee of the Company’s Board of Directors initiated an internal review of this matter with the assistance of outside counsel. As a precautionary matter, concurrent initial notices of voluntary disclosure were submitted on June 25, 2015 to each of the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”), and the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”).

The Audit Committee with the assistance of outside counsel has completed their review. On December 15, 2015, we filed a letter with BIS (Office of Export Enforcement) with the conclusion that the products supplied to the distributor were not subject to United States Export Control jurisdiction. The Office of Export Enforcement issued a “no action” letter, concluding the voluntary self-disclosure process under the Export Administration Regulations.

On January 13, 2016, we filed a letter with OFAC, with the conclusions that VASCO and its subsidiaries made no direct sales to Iran or any party listed by OFAC as a Specially Designated National over the five-year period under review (i.e., June 1, 2010 to June 30, 2015). The letter further noted that the investigation did not

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

identify any involvement on the part of senior management officials of VASCO, and to the contrary, noted that VASCO executive management officials had sought to implement procedures and provided notices to VASCO’s sales personnel to prevent the diversion of VASCO products to unauthorized destinations and end users.

We have not received any response to the letter to OFAC and we cannot predict when OFAC will conclude their review of our voluntary self-disclosures. Based upon the OFAC guidelines for monetary penalties, we have accrued $900 for potential penalties if they are assessed by OFAC. Ultimately no penalty may be assessed or the penalty may be less or greater than the accrual, but in any event we do not believe that the final settlement will have a material adverse impact on our business.

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

On October 9, 2015, a derivative complaint was filed in the United States District Court for the Northern District of Illinois, captioned Elizabeth Herrera v. Hunt, et al., case number 1:15-cv-08937, naming VASCO’s Board of Directors and certain of its executive officers as individual defendants and the Company as a nominal defendant. On February 23, 2016, the court in Herrera granted a stay of the action pending the resolution of a certain motion to dismiss that the parties anticipate will be filed in Rossbach. On October 22, 2015, a second derivative complaint was filed in the Circuit Court of Cook County, Illinois, captioned Beth Seltzer v. Hunt, et al., case number 2015-ch-15541, naming the same defendants. The complaints assert, among other things, that the individual defendants breached their fiduciary duties by making material misstatements in, and omitting material information from, the Company’s public disclosures and by failing to maintain adequate internal controls and properly manage the Company. Among other things, the complaints seek unspecified compensatory damages and injunctive relief. On October 29, 2015, a defendant removed the Seltzer action to the United States District Court for the Northern District of Illinois. Thereafter, the plaintiff led a motion to remand the action back to the Circuit Court of Cook County, Illinois, which was denied on February 3, 2016. On February 9, 2016, the court granted an agreed motion for voluntary dismissal of the Seltzer action, which dismissed the action with prejudice as to the named plaintiff’s individual claims.

From time to time, we have been involved in litigation incidental to the conduct of our business. Excluding matters disclosed above, we are not a party to any lawsuit or proceeding that, in management’s opinion, is likely to have a material adverse effect on its business, financial condition or results of operations.

VASCO DATA SECURITY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(amounts in thousands, except per share data)

Note 14 – Quarterly Results of Operations (unaudited)

The quarterly results of operations are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Net sales	$65,135	$65,393	$60,027	$50,889
Gross profit	37,674	38,498	36,272	33,648
Operating expenses	21,597	22,745	22,817	28,480
Operating income	16,077	15,753	13,455	5,168
Income from Continuing Operations	13,657	13,866	11,186	3,485
Income (loss) from Discontinued Operations	(23)	(14)	(4)	(1)
Net income	13,634	13,852	11,182	3,484
Basic income/(loss) per share:
Continuing Operations	$0.34	$0.35	$0.28	$0.09
Discontinued Operations	0.00	0.00	0.00	0.00

Total Net income per share	$0.34	$0.35	$0.28	$0.09

Diluted income/(loss) per share:
Continuing Operations	$0.34	$0.35	$0.28	$0.09
Discontinued Operations	0.00	0.00	0.00	0.00

Total Net income per share	$0.34	$0.35	$0.28	$0.09

2014
Net sales	$38,823	$47,654	$52,633	$62,426
Gross profit	25,796	31,021	35,595	35,354
Operating expenses	21,905	23,375	21,753	22,645
Operating income	3,891	7,646	13,842	12,709
Income from Continuing Operations	3,526	6,893	11,209	10,983
Income (loss) from Discontinued Operations	(16)	(7)	(46)	941
Net income	3,510	6,886	11,163	11,924
Basic income/(loss) per share:
Continuing Operations	$0.09	$0.18	$0.28	$0.28
Discontinued Operations	0.00	0.00	0.00	0.02

Total Net income per share	$0.09	$0.18	$0.28	$0.30

Diluted income/(loss) per share:
Continuing Operations	$0.09	$0.17	$0.28	$0.28
Discontinued Operations	0.00	0.00	0.00	0.02

Total Net income per share	$0.09	$0.17	$0.28	$0.30

SCHEDULE II

VASCO DATA SECURITY INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts for trade receivables

For the year ended December 31,	Beginning Balance	Provision for Bad Debts	Chargeoffs	Foreign Currency Translation	Ending Balance
2015	$223	686	(293)	5	$621
2014	$650	24	(429)	(22)	$223
2013	$1,894	24	(1,278)	10	$650

See accompanying independent auditors’ report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2016.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated on February 29, 2016.

POWER OF ATTORNEY

Each of the undersigned, in his capacity as an officer or director, or both, as the case may be, of VASCO Data Security International, Inc. does hereby appoint T. Kendall Hunt, and each of them severally, his true and lawful attorneys or attorney to execute in his name, place and stead, in his capacity as director or officer, or both, as the case may be, this Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and any and all amendments thereto and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission. Each of said attorneys shall have power to act hereunder with or without the other attorney and shall have full power and authority to do and perform in the name and on behalf of each of said directors or officers, or both, as the case may be, every act whatsoever requisite or necessary to be done in the premises, as fully and to all intents and purposes as to which each of said officers or directors, or both, as the case may be, might or could do in person, hereby ratifying and confirming all that said attorneys or attorney may lawfully do or cause to be done by virtue hereof.

SIGNATURE	TITLE

/s/ T. Kendall Hunt T. Kendall Hunt	Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Jan Valcke Jan Valcke	President and Chief Operating Officer (Principal Operating Officer)

/s/ Mark S. Hoyt Mark S. Hoyt	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ Michael P. Cullinane Michael P. Cullinane	Director

/s/ Jean K. Holley Jean K. Holley	Director

/s/ John N. Fox, Jr. John N. Fox, Jr.	Director

/s/ Matthew Moog Matthew Moog	Director