Form 10-Q
period 2016-03-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2016-05-05
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

There were 40,202,379 shares of Common Stock, $.001 par value per share, outstanding at April 29, 2016.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended March 31, 2016

This report contains trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, Digipass as a Service, MYDIGIPASS.COM, DIGIPASS, VACMAN, aXsGUARD, IDENTIKEY, Cronto, and eSignLive.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$70,321	$78,522
Short term investments	54,878	44,961
Accounts receivable, net of allowance for doubtful accounts of $470 in 2016 and $621 in 2015	37,897	29,426
Inventories	18,024	20,618
Prepaid expenses	3,454	3,051
Foreign sales tax receivable	402	510
Deferred income taxes	0	1,495
Other current assets	4,845	4,778
Assets of discontinued operations	4	4

Total current assets	189,825	183,365
Property and equipment:
Furniture and fixtures	5,584	5,354
Office equipment	12,822	11,512

	18,406	16,866
Accumulated depreciation	(14,409)	(13,767)

Property and equipment, net	3,997	3,099
Goodwill, net of accumulated amortization	71,812	80,853
Intangible assets, net of accumulated amortization	35,728	37,970
Other assets, net of accumulated amortization	8,932	6,535

Total assets	$310,294	$311,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,635	$8,803
Deferred revenue	29,120	22,450
Accrued wages and payroll taxes	10,523	10,291
Income taxes payable	3,904	4,823
Other accrued expenses	4,772	7,820
Deferred compensation	130	1,503

Total current liabilities	57,084	55,690
Other long-term liabilities	67	76
Deferred income taxes	956	8,008

Total liabilities	58,107	63,774

Stockholders’ equity
Preferred stock: 500 shares authorized, none issued and outstanding at March 31, 2016 or December 31, 2015	0	0
Common stock: $.001 par value per share, 75,000 shares authorized; 40,202 and 40,108 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	40	40
Additional paid-in capital	86,891	85,766
Accumulated income	170,235	168,036
Accumulated other comprehensive income	(4,979)	(5,794)

Total stockholders’ equity	252,187	248,048

Total liabilities and stockholders’ equity	$310,294	$311,822

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2016	2015
Revenue	$46,767	$65,135
Cost of goods sold	12,839	27,461

Gross profit	33,928	37,674
Operating costs:
Sales and marketing	13,964	9,793
Research and development	6,298	4,549
General and administrative	8,327	6,119
Amortization of purchased intangible assets	2,224	1,136

Total operating costs	30,813	21,597

Operating income	3,115	16,077
Interest income	109	80
Other income (expense), net	361	(277)

Income from continuing operations before income taxes	3,585	15,880
Provision for income taxes	1,386	2,223

Net income from continuing operations	2,199	13,657
Loss from discontinued operations	0	(23)

Net income	$2,199	$13,634

Net income per share:
Basic income (loss) per share
Continuing	$0.06	$0.34
Discontinued	0.00	(0.00)

Total	$0.06	$0.34

Diluted income (loss) per share
Continuing	$0.06	$0.34
Discontinued	0.00	(0.00)

Total	$0.06	$0.34

Weighted average common shares outstanding:
Basic	39,681	39,527

Diluted	39,755	39,660

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended March 31,
	2016	2015
Net income	$2,199	$13,634
Other comprehensive income (loss) - Cumulative translation adjustment	815	(3,544)

Comprehensive income	$3,014	$10,090

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income from continuing operations	$2,199	$13,657
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	2,622	1,469
Deferred tax expense (benefit)	(547)	1,151
Stock-based compensation	1,547	795
Changes in assets and liabilities:
Accounts receivable, net	(7,749)	(3,968)
Inventories	2,594	1,178
Foreign sales tax receivable	107	366
Other current assets	(441)	(860)
Accounts payable	(217)	(547)
Income taxes payable	(917)	393
Accrued expenses	(1,284)	(1,208)
Deferred compensation	(1,373)	(721)
Deferred revenue	6,611	582
Other long term liabilities	(3)	0

Net cash provided by operating activities of continuing operations	3,149	12,287

Cash flows from investing activities of continuing operations:
Purchase of short term investments	(19,935)	(39,871)
Maturities of short term investments	10,018	29,931
Additions to property and equipment	(1,246)	(320)
Additions to intangible assets	(24)	(11)
Other assets	(9)	(6)

Net cash used in investing activities of continuing operations	(11,196)	(10,277)

Cash flows from financing activities of continuing operations:
Tax payments for restricted stock issuances	(421)	(837)
Tax benefit of stock-based compensation	0	410

Net cash used in financing activities of continuing operations	(421)	(427)
Cash flows used in discontinued operations:
Net cash used in operating activities of discontinued operations	0	0

Net cash used in discontinued operations	0	0
Effect of exchange rate changes on cash	267	183
Net increase (decrease) in cash	(8,201)	1,766
Cash and equivalents, beginning of year	78,522	72,441

Cash and equivalents, end of period	$70,321	$74,207

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

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

VASCO Data Security International, Inc. (“VASCO”) and its wholly owned subsidiaries design, develop, market and support hardware and software security systems that manage and secure access to information assets. VASCO has operations in Austria, Australia, Belgium, Brazil, Canada, China, France, India, Japan, The Netherlands, Singapore, Switzerland, the United Arab Emirates, the United Kingdom, and the United States (“U.S.”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of VASCO and its subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The financial position and results of operations of our operations in Canada, Singapore and Switzerland are measured in U.S. Dollars. For these subsidiaries, gains and losses that result from foreign currency transactions are included in the consolidated statements of operations in other income (expense).

For the three month periods ended March 31, 2016, foreign currency transactions resulted in a gain of $199 compared to a loss of $617 for the same period in 2015.

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

Accounts Receivable and Allowance for Doubtful Accounts

The creditworthiness of customers (including distributors and resellers) is reviewed prior to shipment. A reasonable assurance of collection is a requirement for revenue recognition. Verification of credit and/or the establishment of credit limits are part of the customer contract administration process. Credit limit adjustments for existing customers may result from the periodic review of outstanding accounts receivable. The company records trade accounts receivable at invoice values, which are generally equal to fair value.

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

Goodwill and Other Intangibles

We account for goodwill and other intangible assets in accordance with ASC Topic 350-20, Goodwill and Other. Indefinite-lived intangible assets include patents and definite-lived intangible assets include proprietary technology, trademarks and other intangible assets. Intangible assets other than patents with definite lives are amortized over the useful life, generally three to seven years for proprietary technology. Patents are amortized over the life of the patent, generally 20 years in the U.S.

We assess the impairment of goodwill and intangible assets with indefinite lives each November or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. In accordance with ASC 350, we consider the company to be one reporting unit. Fair value is determined using a market approach using our stock price which is a level 1 valuation, as defined by ASC 820, Fair Value Measurements. The amount of the impairment is computed by comparing carrying value of the assets to fair value. We did not recognize any impairment for the three months ended March 31, 2016 as the fair value of our reporting unit substantially exceeded our carrying amount.

Research and Development Costs

Costs for research and development, principally the design and development of hardware, and the design and development of software prior to the determination of technological feasibility, are expensed as incurred on a project-by-project basis.

Software Development Costs

We capitalize software development costs in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. No software development costs were capitalized during the three months ended March 31, 2016.

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

Fair Value of Financial Instruments

At March 31, 2016 and December 31, 2015, our financial instruments were cash equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined using level one inputs as defined in ASC 820, Fair Value Measurements and Disclosures. The fair values of the financial instruments were not materially different from their carrying amounts at March 31, 2016 and December 31, 2015.

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

Recently Issued Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, (ASU 2015-17), requiring deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The ASU is effective for annual periods beginning after December 15, 2015 and interim periods within such annual periods. We have adopted ASU 2015-17 prospectively in our consolidated financial statements as of January 1, 2016. Prior periods were not retrospectively adjusted.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, (ASU 2015-16), which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU is effective for annual periods beginning after December 15, 2015 and interim periods within such annual periods and applies prospectively to adjustments to provisional amounts that occur after the effective date. We have adopted ASU 2015-16 in our consolidated financial statements as of January 1, 2016. Measurement period adjustments identified subsequent to December 31, 2015, for the Silanis Acquisition, further described in Note 4 to the Consolidated Financial Statements, will be recorded and disclosed in accordance with ASU 2015-16.

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

ASU 2014-09 is effective for annual periods beginning after December 15, 2016, and interim periods within such annual periods, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) an approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).

In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers: Deferral of Effective Date deferring the new revenue standard one year and allowing adoption as of the original effective date.

We are currently evaluating the impact of our pending adoption of ASU 2014-09 and ASU 2015-14 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard and the date of adoption.

On March 17, 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08), which provides guidance on assessing whether an entity is a principal or an agent in a revenue transaction and whether an entity reports revenue on a gross or net basis. On April 14, 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing (ASU 2016-10), which provides guidance on identifying performance obligations and accounting for licenses of intellectual property. The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements of ASU 2014-09. We are evaluating the effect that ASU 2016-08 and ASU 2016-10 will have on our consolidated financial statements and related disclosures.

In February 2016, The FASB issued Accounting Standards Update No. 2016-02, Leases, which among other things, requires lessees to recognize most leases on balance sheet. ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018 and mandates a modified retrospective transition method. We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements.

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, to improve accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes certain aspects of accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows. The other provisions of ASU 2016-09 are immaterial to the Company. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. We have adopted ASU 2016-09 prospectively in our consolidated financial statements as of January 1, 2016. Prior periods were not retrospectively adjusted.

As a result of the adoption of ASU 2016-09, during the three months ended March 31, 2016 the provision for income taxes was reduced by $91 for the windfall benefit of restricted stock vesting that, absent the adoption of ASU 2016-09, would have otherwise been credited to additional paid in capital. Similarly, for the three months ended March 31, 2016, as a result of the adoption of ASU 2016-09, cashflows from operating activities were $91 greater and cashflows from financing activities were $91 less. The impact of this ASU on future periods is dependent on our stock price at the time restricted stock awards vest.

Note 2 - Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the FIFO method.

Inventories are comprised of the following:

	March 31, 2016	December 31, 2015
Component parts	$8,934	$9,351
Work-in-process and finished goods	9,090	11,267

Total	$18,024	$20,618

Note 3 – Discontinued Operations

During 2011, our wholly-owned Dutch subsidiary, DigiNotar B.V., was declared bankrupt. The court-appointed trustee is responsible for the business activities, administration and liquidation of DigiNotar B.V. Accordingly, related assets, liabilities and activities are reflected in discontinued operations.

The loss from discontinued operations, net of tax, for the three months ended March 31, 2016 and 2015 was $0 and $23, respectively.

At March 31, 2016 and December 31, 2015, assets of discontinued operations consist of the following:

	March 31, 2016	December 31, 2015
Income tax receivable	$4	$4

Assets of discontinued operations	$4	$4

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

Aggregate Purchase Price Allocation

The Company initially recognized the assets and liabilities acquired from Silanis based on preliminary estimates of acquisition date fair values. The initial aggregate purchase price allocation is described in Note 4 of our Audited Consolidated Financial Statements for the year ended December 31, 2015. As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is no longer than a one year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As of March 31, 2016, the Company has not completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of certain working capital and non-working capital acquired assets and assumed liabilities, including the allocations to goodwill and intangible assets, deferred revenue and resulting deferred taxes. All information presented with respect to certain working capital and non-working capital acquired assets and liabilities assumed as it relates to these acquisitions is preliminary and subject to revision pending the final fair value analysis.

As of March 31, 2016, the estimated acquisition-date fair value preliminary estimated purchase price allocation is summarized in the following table:

Tangible assets and liabilities
Cash	$514
Accounts recevable, net	4,471
Other current assets	4,234
Property and equipment	416
Current liabilities	(15,820)
Intangible assets	30,000
Goodwill	51,185

Net assets acquired	$75,000

Other assets acquired include unused investment tax credits of $340, future tax benefit of foreign net operating loss carryforwards of $7,004, future tax benefits of research and development expenses and other carryforwards of $4,217. As of March 31, 2016, a valuation allowance of $2,415 has been recorded. The valuation allowance has been reduced from amounts previously reported by $9,146. Accordingly, deferred tax assets of $9,146 have been netted against acquired deferred tax liabilities of the same amount. The change in the valuation allowance resulted in a provision for income taxes of $311 for the three months ended March 31, 2016. Had the change in the valuation allowance been recorded as of the acquisition date, the provision for income taxes of $311 would have been recorded in prior periods.

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

Based on preliminary estimates of the acquisition valuation, $30,000 of the purchase price has been allocated to identifiable intangible assets. The following table summarizes the major classes of intangible assets, as well as the respective estimated weighted-average amortization periods:

	Estimated Fair Value	Weighted- Average Amortization Period (Years)
	(000s)
Identifiable Intangible Assets
Trademarks and tradenames	$200	2.0
Technology	29,000	5.0
Patents	100	5.0
Non-compete agreements	300	5.0
Customer Relationships	400	5.0

	$30,000

Note 5 – Goodwill

Goodwill activity for the three months ended March 31, 2016 consisted of the following:

Net balance at December 31, 2015	$80,853
Additions	0
Adjustment to provisional estimate of acquisition date fair values	(9,146)
Net foreign currency translation	105

Net balance at March 31, 2016	$71,812

March 31, 2016 balance at cost	$72,672
Accumulated amortization	(860)

Net balance at March 31, 2016	$71,812

Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuations.

Note 6 – Intangible Assets

Intangible asset activity for the three months ended March 31, 2016 is detailed in the following table.

	Capitalized Technology	Patents & Trademarks	Other	Total Intangible Assets
Net balance at December 31, 2015	$34,632	$2,214	$1,124	$37,970
Additions-Other	0	10	0	10
Net foreign currency translation	(14)	(1)	(13)	(28)
Amortization expense	(2,092)	(53)	(79)	(2,224)

Net balance at March 31, 2016	$32,526	$2,170	$1,032	$35,728

March 31, 2016 balance at cost	$57,336	$2,874	$1,753	61,963
Accumulated amortization	(24,810)	(704)	(721)	(26,235)

Net balance at March 31, 2016	$32,526	$2,170	$1,032	$35,728

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations.

Note 7 – Income Taxes

Our estimated annual tax rate for 2016 is expected to be 28%. This is lower than the U.S. statutory rate of 34% primarily due to income in foreign jurisdictions taxed at lower rates partially offset by valuation allowances on taxable losses. Discrete items related to the measurement period adjustment described in Note 4 and changes to tax rates on deferred tax liabilities increased the full-year 2016 effective rate to 31% and increased the first quarter effective rate to 39%.

Our expected 2015 annual tax rate in the first quarter of 2015 was 14%. The tax rate in the first quarter of 2015 was lower than the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates.

At December 31, 2015, we had foreign tax credit carryforwards of $3,309 for future U.S. tax returns. These foreign tax credits expire in 2023. We have not provided a valuation reserve for the foreign tax credits as we believe it is more likely than not that they will be realized.

At December 31, 2015, we had Canadian net operating loss (NOL) carryforwards of $28,691 and other Canadian deductible carryforwards of $21,682. The Canadian NOL carryforwards expire from 2027 to 2035 and the other deductible carryforwards have no expiration. At December 31, 2015, we had a valuation allowances of $7,379 for the NOL carryforwards and $4,184 for the other deductible carryforwards.

At December 31, 2015, we had other NOL carryforwards of $3,850, other foreign deductible carryforwards of $2,846, and U.S. state NOL carryforwards of $4,853. The foreign NOL carryforwards have no expiration. The other deductible carryforwards expire from 2016 to 2021. The U.S. state NOL carryforwards expire from 2019 to 2027. At December 31, 2015, we had a valuation allowance of $2,023 for certain foreign deferred tax assets and $133 for a U.S. state NOL carryforward.

Note 8 – Warranties

We maintain a reserve for potential warranty claims related to products sold and recognized in revenue. We regularly reassess the adequacy of our estimates and adjust the amounts as necessary. Our warranty reserve is included in other accrued expenses.

The activity in our warranty liability was as follows:

	Three months ended March 31,
	2016	2015
Balance, beginning of period	$43	$85
Provision for claims	20	81
Product or cash issued to settle claims	(1)	(78)

Balance, end of period	$62	$88

At March 31, 2016, deferred revenue from extended warranties was $54.

Note 9 – Long-Term Compensation Plan and Stock Based Compensation

Under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan (“2009 Equity Incentive Plan”), we awarded 251 shares of restricted stock in the first quarter of 2016 consisting of 227 unissued shares subject to future performance criteria and 24 issued shares. The market value of the 24 issued restricted shares of $400 at the date of grant is being amortized over the vesting period of one year. The market value of the 227 unissued shares subject to performance criteria of $3,779 at the date of grant is being amortized over the respective vesting periods of one to four years.

The following table details long-term compensation plan and stock-based compensation expense for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015

Restricted stock	$1,547	$795
Long-term compensation plan	486	364

Total Non-Cash Compensation	$2,033	$1,159

Note 10 – Common Stock and Earnings per Share

In connection with the 2009 Equity Incentive Plan, during the three months ended March 31, 2016, we issued 94 total shares of restricted common stock, 24 shares for awards granted in the first quarter of 2016 and 70 performance shares related to awards provisioned in prior years.

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three months ended March 31, 2016 and 2015 follow:

	Three months ended March 31,
	2016	2015
Net income from continuing operations	2,199	13,657
Loss from discontinued operations	0	(23)

Net income	$2,199	$13,634

Weighted average common shares outstanding:
Basic	39,681	39,527
Incremental shares with dilutive effect:
Restricted stock awards	74	133

Diluted	39,755	39,660

Net income per share:
Basic income (loss) per share
Continuing	$0.06	$0.34
Discontinued	0.00	(0.00)

Total	$0.06	$0.34

Diluted income (loss) per share
Continuing	$0.06	$0.34
Discontinued	0.00	(0.00)

Total	$0.06	$0.34

Note 11 – Contingencies

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

On January 13, 2016, we filed a letter with OFAC, with the conclusions that VASCO and its subsidiaries made no direct sales to Iran or any party listed by OFAC as a Specially Designated National over the five-year period under review (i.e., June 1, 2010 to June 30, 2015). The letter further noted that the investigation did not identify any involvement on the part of senior management officials of VASCO, and to the contrary, noted that VASCO executive management officials had sought to implement procedures and provided notices to VASCO’s sales personnel to prevent the diversion of VASCO products to unauthorized destinations and end users.

We have not received any response to the letter to OFAC and we cannot predict when OFAC will conclude their review of our voluntary self-disclosures. Based upon the OFAC guidelines for monetary penalties, in the fourth quarter of 2015, we accrued $900 for potential penalties if they are assessed by OFAC. Ultimately no penalty may be assessed or the penalty may be less or greater than the accrual, but in any event we do not believe that the final settlement will have a material adverse impact on our business.

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

On October 9, 2015, a derivative complaint was filed in the United States District Court for the Northern District of Illinois, captioned Elizabeth Herrera v. Hunt, et al., case number 1:15-cv-08937, naming VASCO’s Board of Directors and certain of its executive officers as individual defendants and the Company as a nominal defendant. On February 23, 2016, the court in Herrera granted a stay of the action pending the resolution of a certain motion to dismiss that the parties anticipate to be filed in Rossbach. On October 22, 2015, a second derivative complaint was filed in the Circuit Court of Cook County, Illinois, captioned Beth Seltzer v. Hunt, et al., case number 2015-ch-15541, naming the same defendants. The complaints assert, among other things, that the individual defendants breached their fiduciary duties by making material misstatements in, and omitting material information from, the Company’s public disclosures and by failing to maintain adequate internal controls and properly manage the Company. Among other things, the complaints seek unspecified compensatory damages and injunctive relief. On October 29, 2015, a defendant removed the Seltzer action to the United States District Court for the Northern District of Illinois. Thereafter, the plaintiff led a motion to remand the action back to the Circuit Court of Cook County, Illinois, which was denied on February 3, 2016. On February 9, 2016, the court granted an agreed motion for voluntary dismissal of the Seltzer action, which dismissed the action with prejudice as to the named plaintiff’s individual claims. The Company is aware that a derivative complaint asserting claims similar to those alleged in Herrera was filed on March 22, 2016, in the Circuit Court of Cook County, Illinois, captioned William Hooper v. Hunt, et al., case number 2016-ch-04054, naming the same defendants.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended concerning, among other things, our expectations regarding the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and services and the anticipated future growth in certain markets in which we currently market and sell our products and services or anticipate selling and marketing our products or services in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect”, “believe”, “will”, “anticipate”, “emerging”, “intend”, “plan”, “could”, “may”, “estimate”, “should”, “objective”, “goal”, “possible”, “potential”, “projected” and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These additional risks, uncertainties and other factors have been described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2015 and include, but are not limited to, (a) risks of general market conditions, including currency fluctuations and the uncertainties resulting from turmoil in world economic and financial markets, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasingly sophisticated hacking attempts, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, and changing government regulations, and (c) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers. These risks, uncertainties and other factors include the risk that VASCO will not integrate Silanis into the business of VASCO successfully and the amount of time and expense spent and incurred in connection with the integration; the risk that the revenue synergies, cost savings and other economic benefits that VASCO anticipates as a result of the acquisition are not fully realized or take longer to realize than expected. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements. Except for our ongoing obligations to disclose material information as required by the U.S. federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

General

The following discussion is based upon our consolidated results of operations for the three months ended March 31, 2016 and 2015 (percentages in the discussion, except for returns on average net cash balances, are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

There continues to be significant global economic uncertainty, including Europe, our most important market. While the European Union and European Central Bank continue to implement new programs to adapt to changing economic conditions in the region, Europe continues to struggle with sovereign debt issues and, over the first three months of 2016, a currency, primarily the Euro, which has weakened against the U.S. Dollar and other currencies. As a result, we expect that Europe will continue to face difficult economic conditions in 2016. We believe that the current economic conditions in Europe may limit our growth opportunities in the Enterprise and Application Security market, but do not expect that the economic conditions will have a significant impact on the Banking market. Should the sovereign debt issue escalate, especially to the point that a country defaults on its debt or the European Union, or Euro Monetary Union, either disbands or is re-formulated, we expect that the resulting economic difficulties would have a major negative impact on the global economy, not just the economies of Western Europe, and our business.

In the first quarter of 2016, revenue from our Europe, Middle East and Africa (“EMEA”) region, which accounted for 48% of our total revenue, decreased 53% when compared to the first quarter of 2015. The decrease in revenue from our EMEA region in the first quarter 2016 reflected delivery of a significant amount of card readers using our Cronto technology to Rabobank in 2015. Excluding shipments to Rabobank, we believe revenues in the first quarter of 2016 compared to the same periods in 2015 primarily reflected the timing of when orders are received and goods are shipped rather than being attributable to changes in the economic environment.

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

Income Taxes: Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). All our IP is owned by three subsidiaries, one in the U.S., one in Switzerland, and one in Canada. The U.S. and Swiss subsidiaries have entered into agreements with most of the other VASCO entities under which those other entities provide services to our U.S. and Swiss subsidiaries on either a percentage of revenue or on a cost plus basis or both. Under this structure, the earnings of our service provider subsidiaries are relatively constant. These service provider companies tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings tend to flow to the U.S. company and the Swiss company. Earnings flowing to the U.S. company are expected to be taxed at a rate of 35% to 40%, while earnings flowing to the Swiss company are expected to be taxed at a rate ranging from 10 % to 12%. The Canadian subsidiary currently sells and services global customers directly.

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

In November 2015, we acquired Silanis, a foreign company with substantial IP and net operating loss and other tax carryforwards. The tax benefit of the carryforwards, net of deferred tax liabilities, has been fully reserved as realization has not been deemed more likely than not. We are currently evaluating the operations of Silanis. In the event Silanis continues to generate losses, the impact will be to increase our effective tax rate.

Comparison of Results for the Three months ended March 31, 2016 and 2015

Currency Fluctuations: In the first quarter of 2016, approximately 91% of our revenue was generated outside the United States. While the majority of our revenues are generated outside of the United States, the majority of our revenue in the first quarter of 2016 were denominated in U.S. Dollars. We estimate that 76% of our revenues for the first quarter of 2016 were denominated in U.S. Dollars. In addition, in the first quarter of 2016, approximately 70% of our operating expenses were generated/incurred outside of the United States. As a result, changes in currency exchange rates, especially the Euro to U.S. Dollar exchange rate and the Canadian Dollar to U.S. Dollar exchange rate, can have a significant impact on revenue and expenses.

In general, to minimize the net impact of currency fluctuations on operating income, we attempt to denominate an amount of billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency. We expect that changes in currency rates may also impact our future results if we are unable to match amounts of revenue with our operating expenses in the same currency. If the amount of our revenue denominated in Euros continues as it is now or declines, we do not expect that we will be able to balance fully the exposures of currency exchange rates on revenue and operating expenses.

The U.S. Dollar, on average, strengthened against the Euro approximately 6% for the quarter ended March 31, 2016, as compared to the same periods in 2015. We estimate that the change in currency rates in 2016 compared to 2015 resulted in a decrease in revenue of approximately $685 for the quarter ended March 31, 2016 compared to the same period in 2015 and a decrease in operating expenses of approximately $875 for the first quarter compared to the same periods in 2015.

The financial position and the results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Canada, Switzerland and Singapore, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates generated other comprehensive income of $815 for the first quarter of 2016, and other comprehensive loss of $3,544 in the first quarter of 2015. These amounts are included as a separate component of stockholders’ equity. The functional currency for our subsidiaries in Canada, Switzerland and Singapore is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other income (expense). Foreign exchange transaction gains aggregating $199 in the first quarter of 2016 compare to foreign exchange transaction losses of $617 in the first quarter of 2015.

Revenue

Revenue by Geographic Regions: We classify our sales by customers’ location in four geographic regions: 1) EMEA, which includes Europe, the Middle East and Africa; 2) the United States, which for our purposes includes sales in Canada; 3) Asia Pacific; and 4) Other Countries, including Australia, Latin America and India. The breakdown of revenue in each of our major geographic areas was as follows:

	EMEA	United States	Asia Pacific	Other Countries	Total
Three months ended March 31:
Total Revenue:
2016	$22,378	$4,113	$16,258	$4,017	$46,767
2015	$47,337	$2,798	$11,325	$3,675	$65,135
Percent of Total:
2016	48%	9%	35%	8%	100%
2015	73%	4%	17%	6%	100%

Total revenue in the first quarter of 2016 decreased $18,368, or 28%, from the first quarter of 2015. The decrease in revenue in the first quarter 2016 compared to the first quarter of 2015 primarily reflected the large deployment of Rabobank card readers in 2015. Revenue related to our delivery of all products to Rabobank globally exceeded 7% of total revenue in the first quarter of 2016 down from 30% in the first quarter 2015. For the first three months of 2016, revenue from all other customers, excluding Rabobank, increased 2% compared to the same period in 2015, and would have increased by 4%, had the currency exchange rates in 2016 been the same as in 2015. Please see the discussion below under “Revenue by Target Market” for additional information regarding the changes in revenue from the Banking and the Enterprise and Application Security markets.

Revenue generated in EMEA during the first quarter of 2016 was $24,959, or 53%, lower than the first quarter of 2015.

The decrease in revenue in the first quarter of 2016 compared to the first quarter of 2015 was primarily attributable to the decrease in revenue from Rabobank as previously noted.

Revenue generated in the United States for the first quarter of 2016 was $1,315, or 47%, higher than the first quarter of 2015. The increase for the first quarter of 2016 compared to the same period in 2015 was primarily due to revenue added by the acquisition of Silanis.

Revenue generated in the Asia Pacific region during the first quarter of 2016 was $4,933, or 44%, higher than the first quarter of 2015. The increase in revenues for the first quarter 2016 compared to the first quarter of 2015 was driven by an increase in revenue from both the Banking market and in the Enterprise and Application Security market.

Revenue generated from Other Countries during the first quarter of 2016 was $342, or 9%, higher than the first quarter of 2015. This increase in revenues from Other Countries in the first quarter 2016 compared to the same period in 2015 was primarily due to an increase in revenues from the Banking market in Latin America and a smaller increase in revenues from the Enterprise and Application Security market in Australia.

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

	Banking	Enterprise & Application Security	Total
Three months ended March 31:
Total Revenue:
2016	$36,666	$10,101	$46,767
2015	57,270	7,865	65,135
Percent of Total:
2016	78%	22%	100%
2015	88%	12%	100%

Revenue in the first quarter of 2016 from the Banking market decreased $20,604, or 36%, from the first quarter of 2015 and revenue from the Enterprise and Application Security market increased $2,236, or 28%, in the same period. The decrease in revenue from the Banking market for the first quarter 2016 compared to the same period in 2015 was primarily due to a decrease in revenue from card reader products sold, partially offset by an increase in other hardware and non-hardware revenues. The increase in revenue from the Enterprise and Application Security market for the first quarter of 2016 compared to the first quarter of 2015 was due to an increase in e-signature revenues resulting from the Silanis acquisition.

The decrease in revenue from the Banking market in the first quarter of 2016 compared to the first quarter of 2015 primarily reflected decreases in revenue from EMEA, particularly card reader revenue, partially offset by an increase in revenue from Asia Pacific. While we believe that the global Banking market is relatively stable, our revenues may vary significantly period to period and region to region based on the size and timing of shipment of individual orders.

Revenues in the Enterprise and Application Security market in the first quarter of 2016 compared to the first quarter of 2015 increased in all regions; the largest increase in the US and Canada, resulting from the Silanis acquisition.

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

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue from continuing operations for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Net revenues	100.0%	100.0%
Cost of goods sold	27.5%	42.2%

Gross profit	72.5%	57.8%
Operating costs:
Sales and marketing	29.9%	15.0%
Research and development	13.4%	7.0%
General and administrative	17.8%	9.4%
Amortization of purchased intangible assets	4.7%	1.7%

Total operating costs	65.9%	33.1%

Operating income	6.7%	24.7%
Interest income	0.2%	0.1%
Other income (expense)	0.8%	(0.4)%

Income before income taxes	7.7%	24.4%
Provision for income taxes	3.0%	3.4%

Net income	4.7%	21.0%

Gross Profit

Consolidated gross profit for the quarter ended March 31, 2016 was $33,928, a decrease of $3,746, or 10%, from the quarter ended March 31, 2015. Gross profit as a percentage of revenue (gross profit margin) was 73% for the quarter ended March 31, 2016, as compared to 58% for the quarter ended March 31, 2015. The increase in gross profit as a percentage of revenue for the first quarter of 2016 compared to 2015 primarily reflects:

•	the decrease in card reader revenue as a percentage of total revenue; resulting in lower margin products representing a smaller percentage of revenue; and

•	an increase in higher margin product sales, non-hardware and other hardware, as a percentage of total revenue

The gross margins generated from the banking market in any specific period will vary based on a number of factors including, but not limited to, the products sold, the quantity sold, the geographic location of the sales and competition based on product or geography. Generally, we experience significant competition when the sale involves card readers. Card readers generally have a gross profit margin that is approximately 25 to 35 percentage points lower than other hardware-related margins due to competitive pricing pressures. There are a number of competitors in the EMV (Europay, Mastercard and VISA) market that produce card reader products with fewer features at a lower cost than our products. Card readers represented 15% of our total revenue in the first quarter of 2016, as compared to 45% of our total revenue in the first quarter of 2015.

The majority of our inventory purchases are denominated in U.S. Dollars. Also, as previously noted, our sales are denominated in various currencies including the Euro. As the U.S. Dollar strengthened against the Euro in the first quarter of 2016 compared to the same period in 2015, revenue from sales made in Euros decreased, as measured in U.S. Dollars, without a corresponding change in the cost of goods sold. As noted earlier, the impact from changes in currency rates are estimated to have decreased revenue by approximately $685 in the first quarter of 2016, respectively. Had the currency rates in 2016 been equal to the rates in 2015, the gross profit margin would have been approximately 0.4 percentage points higher in the first quarter of 2016.

The increase in the percentage of our revenue that came from the Enterprise and Application Security market reflected the fact that revenue from that segment increased 28% for the first quarter 2016, while revenue from the Banking market decreased 36% in the first quarter of 2016, compared to the same periods in 2015. Revenue from our Enterprise and Application Security market, which generally has margins that are 30 to 40 percentage points higher than the Banking market, was 22% of our total revenue in the first quarter of 2016 compared to 12% in the first quarter of 2015.

Similarly, our non-hardware products generally have margins that are 30 to 40 percentage points higher than our hardware products. The amount of revenue from our non-hardware products increased 36% in the first quarter of 2016 compared to the first quarter of 2015. As a percentage of total revenue, non-hardware revenue was 36% first quarter of 2016 compared to 19% in the first quarter of 2015.

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

Generally, the most significant factor driving our operating expenses is our headcount. Direct compensation and benefit plan expenses generally represent between 55% and 65% of our operating expenses. In addition, a number of other expense categories are directly related to headcount. We attempt to manage our headcount within the context of the economic environments in which we operate and the investments we believe we need to make for our infrastructure to support future growth and for our products to remain competitive. For the first quarter of 2016, average headcount was 51% higher than the same period in 2015. On a consolidated basis, our operating expenses for the quarter ended March 31, 2016 was $30,813, an increase of $9,216 or 43%, from the first quarter of 2015. The increase in consolidated operating expenses for the first quarter of 2016 compared to the same period in 2015 was primarily related to:

•	increases related to the November 2015 acquisition of Silanis;

•	increased compensation related expenses including long-term incentive compensation;

partially offset by;

•	the benefit of the strengthening of the U.S. Dollar to the Euro and other foreign currencies.

Historically, operating expenses can be impacted by changes in foreign exchange rates. As noted above, we estimate that the change in currency rates in 2016 compared to 2015 resulted in a decrease in operating expenses of approximately $875 for the first quarter ended March 31, 2016, compared to the same period in 2015.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Operating expenses for the first quarter of 2016 included $2,033, of expenses related to long-term incentive plan and stock-based compensation costs compared to $1,159 of long-term incentive plan and stock-based compensation costs for the first quarter of 2015.

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended March 31, 2016 were $13,964, an increase of $4,171, or 43%, from the first quarter of 2015. The increase in sales and marketing expenses primarily reflects the additional compensation expenses related to Silanis.

Average full-time sales, marketing, support, and operating employee headcount for the three months ended March 31, 2016 was 271 compared to 183 for the three months ended March 31, 2015. Headcount was approximately 48% higher for the first quarter of 2016 compared to the first quarter of 2015.

Research and Development Expenses

Consolidated research and development expenses for the quarter ended March 31, 2016, were $6,298, an increase of $1,749, or 38%, from the first quarter of 2015. The increase in research and development is largely due to the additional research and development headcount related to the Silanis acquisition.

Average full-time research and development employee headcount for the three months ended March 31, 2016 was 216 compared to 136 for the three months ended March 31, 2015. Headcount was approximately 59% higher for the first quarter of 2016 compared to the first quarter of 2015.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended March 31, 2016, were $8,327, an increase of $2,208, or 36%, from the first quarter of 2015. The increase in general and administrative expenses in the first quarter of 2016 compared to the comparable period in 2015 primarily reflected the increase in compensation and long-term incentive plan expenses, primarily due to the addition of Silanis.

Average full-time general and administrative employee headcount for the three months ended March 31, 2016 was 80 compared to 57 for the three months ended March 31, 2015. Average headcount for the first quarter of 2016 was 41% higher than in the first quarter of 2015.

Amortization of Intangible Assets

Amortization of intangible assets for the first quarter of 2016 was $2,224, an increase of $1,088 when compared to the first quarter of 2015. The increase in amortization expense largely relates to amortization of intangibles acquired in the Silanis acquisition.

Interest Income

Consolidated net interest income was $109 in the first quarter of 2016 as compared to $80 in the first quarter of 2015. The increase in interest income for the first quarter of 2016 compared to the same periods in 2015 reflects an increase in the average interest rate earned on the invested balances partially offset by a decrease in the average invested balance.

Our average balance of cash, cash equivalents, and short-term investments in the first quarter of 2016 of $124,159 was 13% lower than in the first quarter of 2015. Our annual return on invested cash was approximately 0.34% for the first quarter compared to 0.22% for the comparable period in 2015.

Other Income (Expense), Net

Other income (expense) primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our research and development in those countries and other miscellaneous non-operational, non-recurring expenses.

Other income for the first three months of 2016 was $361 compared to other expense of $277 for the first three months of 2015. Other income included exchange gains of $198 for the three months ended March 31, 2016 compared to exchange losses of $617 for the three months ended March 31, 2015.

Income Taxes

Income tax expense for the first quarter of 2016 was $1,386 a decrease of $837 from the first quarter of 2015. The decrease in tax expense in 2016 from 2015 is attributable to lower pretax income.

Our estimated annual tax rate for 2016 before discrete items is expected to be 28%. This is lower than the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates, partly offset by valuation allowances on taxable losses, primarily Canada. Discrete items related to the measurement period adjustment described in Note 4 and changes to tax rates on deferred tax liabilities increased the full-year 2016 effective rate to 31% and increased the first quarter effective rate to 39%.

The expected tax rate for 2015 was 14% in the first quarter. The tax rate in the first quarter of 2015 was lower than the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates.

At December 31, 2015, we had foreign tax credit carryforwards of $3,309 for future U.S. tax returns. These foreign tax credits expire in 2023. We have not provided a valuation reserve for the foreign tax credits as we believe it is more likely than not that they will be realized.

At December 31, 2015, we had Canadian net operating loss (NOL) carryforwards of $28,691 and other Canadian deductible carryforwards of $21,682. The Canadian NOL carryforwards expire from 2027 to 2035 and the other deductible carryforwards have no expiration. At December 31, 2015, we had valuation allowances of $7,379 for the NOL carryforwards and $4,184 for the other deductible carryforwards.

At December 31, 2015, we had other NOL carryforwards of $3,850, other foreign deductible carryforwards of $2,846, and U.S. state NOL carryforwards of $4,853. The foreign NOL carryforwards have no expiration. The other deductible carryforwards expire from 2016 to 2021. The U.S. state NOL carryforwards expire from 2019 to 2027. At December 31, 2015, we had a valuation allowance of $2,023 for certain foreign deferred tax assets and $133 for a U.S. state NOL carryforward.

Loss from Discontinued Operations

We reported an after-tax loss from discontinued operations of $0 for the three months ended March 31, 2016 compared to a loss of $23 for the first quarter 2015. The loss in 2015 included ongoing expenses related to the bankruptcy and discontinuation of the DigiNotar business in the first quarter of 2011.

Liquidity and Capital Resources

At March 31, 2016, we had net cash balances (total cash, cash equivalents and restricted cash less bank borrowings) of $70,321 and short-term investments of $54,878. At December 31, 2015, we had net cash balances of $78,522 and short-term investments of $44,961. We had no outstanding debt or restricted cash at March 31, 2016, or December 31, 2015.

Short-term investments at March 31, 2016, and December 31, 2015, consisting of high quality commercial paper with maturities of less than six months, were held by our U.S. and Swiss entities and issued by domestic and foreign corporations.

Our working capital at March 31, 2016 was $132,741, an increase of $5,066 or 4% from $127,675 at December 31, 2015. The increase in the combined balance of cash and short-term investments as well as the increase in working capital at March 31, 2016 from December 31, 2015 primarily reflects the benefit from the cash flow from operations for the first quarter of 2016.

As of March 31, 2016, we held $38,535 of cash and short-term investments in banks outside of the United States. Of that amount, $37,771 is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.

We believe that our financial resources are adequate to meet our operating needs over the next twelve months.

Recently Issued Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, (ASU 2015-17), requiring deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The ASU is effective for annual periods beginning after December 15, 2015 and interim periods within such annual periods. ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We have adopted ASU 2015-17 prospectively in our consolidated financial statements as of January 1, 2016.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, (ASU 2015-16), which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU is effective for annual periods beginning after December 15, 2015 and interim periods within such annual periods and applies prospectively to adjustments to provisional amounts that occur after the effective date. Measurement period adjustments identified subsequent to December 31, 2015, for the Silanis Acquisition, further described in Note 4 to the Consolidated Financial Statements, will be recorded and disclosed in accordance with ASU 2015-16.

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

In February 2016, The FASB issued Accounting Standards Update No. 2016-02, Leases, which among other things, requires lessees to recognize most leases on balance sheet. ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018 and mandates a modified retrospective transition method. We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements.

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, to improve accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes certain aspects of accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows. The other provisions of ASU 2016-09 are immaterial to the Company. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. We have adopted ASU 2016-09 prospectively in our consolidated financial statements as of January 1, 2016. Prior periods were not retrospectively adjusted.

As a result of the adoption of ASU 2016-09, during the three months ended March 31, 2016 the provision for income taxes was reduced by $91 for the windfall benefit of restricted stock vesting that, absent the adoption of ASU 2016-09, would have otherwise been credited to additional paid in capital. Future impact is dependent on our stock price. Similarly, for the three months ended March 31, 2016, as a result of the adoption of ASU 2016-09, cashflows from operating activities were $91 greater and cashflows from financing activities were $91 less. The impact of this ASU on future periods is dependent on our stock price at the time restricted stock awards vest.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2016. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, on November 25, 2015, the Company completed the acquisition of Silanis Technology, Inc. (Silanis). As a result, in its Annual Report on Form 10-K for the period ended December 31, 2015, management excluded Silanis from its assessment of internal control over financial reporting. Management is in the process of documenting and testing Silanis’s internal controls over financial reporting, and will incorporate Silanis into its annual assessment of internal control over financial reporting for its fiscal year ending December 31, 2016. Silanis is a wholly-owned subsidiary whose total assets and total revenues represent 32 percent and 5 percent, respectively, of the related condensed consolidated financial statement amounts as of and for the three months ended March 31, 2016.

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

On October 9, 2015, a derivative complaint was filed in the United States District Court for the Northern District of Illinois, captioned Elizabeth Herrera v. Hunt, et al., case number 1:15-cv-08937, naming VASCO’s Board of Directors and certain of its executive officers as individual defendants and the Company as a nominal defendant. On February 23, 2016, the court in Herrera granted a stay of the action pending the resolution of a certain motion to dismiss that the parties anticipate to be filed in Rossbach. On October 22, 2015, a second derivative complaint was filed in the Circuit Court of Cook County, Illinois, captioned Beth Seltzer v. Hunt, et al., case number 2015-ch-15541, naming the same defendants. The complaints assert, among other things, that the individual defendants breached their fiduciary duties by making material misstatements in, and omitting material information from, the Company’s public disclosures and by failing to maintain adequate internal controls and properly manage the Company. Among other things, the complaints seek unspecified compensatory damages and injunctive relief. On February 23, 2016, the court in Herrera granted a stay of the action pending the resolution of a certain motion to dismiss that the parties anticipate to be filed in Rossbach. On October 29, 2015, a defendant removed the Seltzer action to the United States District Court for the Northern District of Illinois. Thereafter, the plaintiff filed a motion to remand the action back to the Circuit Court of Cook County, Illinois, which was denied on February 3, 2016. On February 9, 2016, the court granted an agreed motion for voluntary dismissal of the Seltzer action, which dismissed the action with prejudice as to the named plaintiff’s individual claims. The Company is aware that a derivative complaint asserting claims similar to those alleged in Herrera was filed on March 22, 2016, in the Circuit Court of Cook County, Illinois, captioned William Hooper v. Hunt, et al., case number 2016-ch-04054, naming the same defendants.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three month period ended March 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2016 through January 31, 2016	0	0	0	0
February 1, 2016 through February 29, 2016	0	0	0	0
March 1, 2016 through March 31, 2016	27,840	$15.14	0	0

(1.)	All transactions represent surrender of vested shares in satisfaction of mandatory minimum tax withholdings by grantees under the 2009 Equity Incentive Plan.
(2.)	The Company has no publicly announced plans or programs to repurchase its shares.

Item 5. Other Information.

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

On January 13, 2016, we filed a letter with OFAC, with the conclusions that VASCO and its subsidiaries made no direct sales to Iran or any party listed by OFAC as a Specially Designated National over the five-year period under review (i.e., June 1, 2010 to June 30, 2015). The letter further noted that the investigation did not identify any involvement on the part of senior management officials of VASCO, and to the contrary, noted that VASCO executive management officials had sought to implement procedures and provided notices to VASCO’s sales personnel to prevent the diversion of VASCO products to unauthorized destinations and end users.

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

Item 6. Exhibits.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2016.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2016.

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2016.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2016.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2016.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Mark S. Hoyt
Mark S. Hoyt
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2016.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2016.

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2016.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2016.

Exhibit 101.INS – XBRL Instance Document

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document