Form 10-Q
period 2016-06-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2016-08-04
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

There were 40,198,567 shares of Common Stock, $.001 par value per share, outstanding at July 29, 2016.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended June 30, 2016

This report contains trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, Digipass as a Service, MYDIGIPASS.COM, DIGIPASS, VACMAN, aXsGUARD, IDENTIKEY, Cronto, and eSignLive.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$35,578	$78,522
Short term investments	100,172	44,961
Accounts receivable, net of allowance for doubtful accounts of $505 in 2016 and $621 in 2015	32,691	29,426
Inventories	17,919	20,618
Prepaid expenses	3,296	3,051
Foreign sales tax receivable	339	510
Deferred income taxes	0	1,495
Other current assets	4,380	4,778
Assets of discontinued operations	3	4

Total current assets	194,378	183,365
Property and equipment:
Furniture and fixtures	5,573	5,354
Office equipment	13,205	11,512

	18,778	16,866
Accumulated depreciation	(14,704)	(13,767)

Property and equipment, net	4,074	3,099
Goodwill, net of accumulated amortization	70,937	80,853
Intangible assets, net of accumulated amortization	33,471	37,970
Other assets, net of accumulated amortization	11,263	6,535

Total assets	$314,123	$311,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,929	$8,803
Deferred revenue	28,331	22,450
Accrued wages and payroll taxes	10,404	10,291
Income taxes payable	6,130	4,823
Other accrued expenses	5,103	7,820
Deferred compensation Deferred revenue	560	1,503

Total current liabilities	58,457	55,690
Other long-term liabilities	59	76
Deferred income taxes	1,025	8,008

Total liabilities	59,541	63,774

Stockholders’ equity
Preferred stock: 500 shares authorized, none issued and outstanding at June 30, 2016 or December 31, 2015	0	0
Common stock: $.001 par value per share, 75,000 shares authorized; 40,199 and 40,108 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	40	40
Additional paid-in capital	87,708	85,766
Accumulated income	173,061	168,036
Accumulated other comprehensive income	(6,227)	(5,794)

Total stockholders’ equity	254,582	248,048

Total liabilities and stockholders’ equity	$314,123	$311,822

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$54,293	$65,393	$101,059	$130,528
Cost of goods sold	15,768	26,895	28,606	54,356

Gross profit	38,525	38,498	72,453	76,172
Operating costs:
Sales and marketing	16,766	9,982	30,731	19,775
Research and development	7,105	4,538	13,403	9,087
General and administrative	9,065	7,105	17,392	13,224
Amortization of purchased intangible assets	2,203	1,120	4,427	2,256

Total operating costs	35,139	22,745	65,953	44,342

Operating income	3,386	15,753	6,500	31,830
Interest income, net	166	97	275	177
Other income (expense), net	253	273	615	(3)

Income from continuing operations before income taxes	3,805	16,123	7,390	32,004
Provision for income taxes	979	2,257	2,365	4,481

Net income from continuing operations	2,826	13,866	5,025	27,523
Income (loss) from discontinued operations	(1)	(14)	(1)	(37)

Net income	$2,825	$13,852	$5,024	$27,486

Net income per share:
Basic income (loss) per share
Continuing	$0.07	$0.35	$0.13	$0.69
Discontinued	(0.00)	(0.00)	(0.00)	(0.00)

Total	$0.07	$0.35	$0.13	$0.69

Diluted income (loss) per share
Continuing	$0.07	$0.35	$0.13	$0.69
Discontinued	(0.00)	(0.00)	(0.00)	(0.00)

Total	$0.07	$0.35	$0.13	$0.69

Weighted average common shares outstanding:
Basic	39,710	39,580	39,695	39,554

Diluted	39,769	39,738	39,762	39,699

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$2,825	$13,852	$5,024	$27,486
Other comprehensive income (loss) - Cumulative translation adjustment	(1,247)	1,282	(433)	(2,262)

Comprehensive income	$1,578	$15,134	$4,591	$25,224

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income from continuing operations	$5,025	$27,523
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	5,275	2,929
Loss on asset disposal	14	0
Deferred tax expense (benefit)	(2,726)	1,415
Stock-based compensation	2,943	1,677
Changes in assets and liabilities:
Accounts receivable, net	(3,065)	(12,411)
Inventories	2,699	3,589
Foreign sales tax receivable	165	283
Other current assets	159	(22)
Accounts payable	(891)	(4,577)
Income taxes payable	1,310	223
Accrued expenses	(953)	(923)
Deferred compensation	(944)	(244)
Deferred revenue	5,889	364
Other long-term liabilities	(7)	0

Net cash provided by operating activities of continuing operations	14,893	19,826

Cash flows from investing activities of continuing operations:
Purchase of short term investments	(70,096)	(74,807)
Maturities of short term investments	14,876	64,847
Additions to property and equipment	(1,793)	(727)
Additions to intangible assets	(12)	(49)
Other assets	(83)	(18)

Net cash used in investing activities of continuing operations	(57,108)	(10,754)

Cash flows from financing activities of continuing operations:
Tax payments for restricted stock issuances	(1,000)	(837)
Tax benefit of stock-based compensation	0	430

Net cash used in financing activities of continuing operations	(1,000)	(407)
Cash flows used in discontinued operations:
Net cash used in operating activities of discontinued operations	0	(63)

Net cash used in discontinued operations	0	(63)
Effect of exchange rate changes on cash	271	1,067
Net increase (decrease) in cash	(42,944)	9,669
Cash and equivalents, beginning of year	78,522	72,441

Cash and equivalents, end of period	$35,578	$82,110

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

Foreign currency transactions resulted in gains of $64 and $262 for the three and six months ended June 30, 2016, compared to losses of $151 and $768 for the same periods in 2015.

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

We assess the impairment of goodwill and intangible assets with indefinite lives each November or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. In accordance with ASC 350, we consider the company to be one reporting unit. Fair value is determined using a market approach using our stock price which is a level 1 valuation, as defined by ASC 820, Fair Value Measurements. The amount of the impairment is computed by comparing carrying value of the assets to fair value. We did not recognize any impairment for the three and six months ended June 30, 2016 as the fair value of our reporting unit substantially exceeded our carrying amount.

Research and Development Costs

Costs for research and development, principally the design and development of hardware, and the design and development of software prior to the determination of technological feasibility, are expensed as incurred on a project-by-project basis.

Software Development Costs

We capitalize software development costs in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. No software development costs were capitalized during the three and six months ended June 30, 2016.

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

Fair Value of Financial Instruments

At June 30, 2016 and December 31, 2015, our financial instruments were cash equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined using level one inputs as defined in ASC 820, Fair Value Measurements and Disclosures. The fair values of the financial instruments were not materially different from their carrying amounts at June 30, 2016 and December 31, 2015.

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

Warranty

Warranties are provided on the sale of certain of our products and an accrual for estimated future claims is recorded at the time revenue is recognized. We estimate the cost based on past claims experience, sales history and other considerations. We regularly assess the adequacy of our estimates and adjust the amounts as necessary. Our standard practice is to provide a warranty on our hardware products for either a one or two-year period after the date of purchase. Customers may purchase extended warranties covering periods from one to four years after the standard warranty period. We defer the revenue associated with the extended warranty and recognize it into income on a straight-line basis over the extended warranty period. We have historically experienced minimal actual claims over the warranty period.

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

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, (ASU 2015-16), which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU is effective for annual periods beginning after December 15, 2015 and interim periods within such annual periods and applies prospectively to adjustments to provisional amounts that occur after the effective date. We have adopted ASU 2015-16 in our consolidated financial statements as of January 1, 2016. Measurement period adjustments identified subsequent to December 31, 2015, for the eSignLive Acquisition, further described in Note 4 to the Consolidated Financial Statements, will be recorded and disclosed in accordance with ASU 2015-16.

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

On March 17, 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers—Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08), which provides guidance on assessing whether an entity is a principal or an agent in a revenue transaction and whether an entity reports revenue on a gross or net basis. On April 14, 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers—Identifying Performance Obligations and Licensing (ASU 2016-10), which provides guidance on identifying performance obligations and accounting for licenses of intellectual property. The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements of ASU 2014-09. We are evaluating the effect that ASU 2016-08 and ASU 2016-10 will have on our consolidated financial statements and related disclosures

In February 2016, The FASB issued Accounting Standards Update No. 2016-02, Leases, which among other things, requires lessees to recognize most leases on the balance sheet. ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018 and mandates a modified retrospective transition method. We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements.

        On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, to improve accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes certain aspects of accounting for share-based payment award transactions, including: (1) recognition of excess tax benefits and tax deficiencies as income tax expense or benefit instead of additional paid-in capital; (2) classification of excess tax benefits on the statement of cash flows. The other provisions of ASU 2016-09 are immaterial to the Company. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. We have early adopted ASU 2016-09 in our consolidated financial statements as of January 1, 2016 and applicable aspects described were adopted prospectively. Prior periods were not retrospectively adjusted.

As a result of the adoption of ASU 2016-09, during the three months ended March 31, 2016 the provision for income taxes was reduced by $91 for the windfall benefit of restricted stock vesting that, absent the adoption of ASU 2016-09, would have otherwise been credited to additional paid in capital. There was no impact for the three months ended June 30, 2016. Similarly, for the six months ended June 30, 2016, as a result of the adoption of ASU 2016-09, cashflows from operating activities were $91 greater and cash flows from financing activities were $91 less. The impact of this ASU on future periods is dependent on our stock price at the time restricted stock awards vest.

Note 2 - Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the FIFO method.

Inventories are comprised of the following:

	June 30,	December 31,
	2016	2015
Component parts	$7,702	$9,351
Work-in-process and finished goods	10,217	11,267

Total	$17,919	$20,618

Note 3 – Discontinued Operations

During 2011, our wholly-owned Dutch subsidiary, DigiNotar B.V., was declared bankrupt. The court-appointed trustee is responsible for the business activities, administration and liquidation of DigiNotar B.V. Accordingly, related assets, liabilities and activities are reflected in discontinued operations.

The loss from discontinued operations, net of tax, for both the three and six months ended June 30, 2016 was $1, compared to $14 and $37 for the same periods in 2015.

At June 30, 2016 and December 31, 2015, assets of discontinued operations consist of the following:

	June 30,	December 31,
	2016	2015
Income tax receivable	$4	$4
Accrued professional fees	(1)	0

Assets of discontinued operations	$3	$4

Note 4 – Acquisition of eSignLive

On November 25, 2015, the Company completed its acquisition of Silanis Technology, Inc. (“eSignLive”), a privately-held provider of electronic signature and digital transaction solutions used to sign, send, and manage documents. Pursuant to the arrangement agreement, we acquired all of the issued and outstanding shares of eSignLive for an aggregate purchase price of $75,000. The aggregate purchase price may be subject to further adjustment as provided in the arrangement agreement.

Upon acquisition, eSignLive became our wholly-owned subsidiary. The acquisition is accounted for as a business combination using the acquisition method accounting in accordance with FASB ASC Topic No. 805, Business Combinations, whereby the net assets acquired are recognized based on their estimated fair values on the acquisition date.

Aggregate Purchase Price Allocation

The Company initially recognized the acquired assets and liabilities based on preliminary estimates of acquisition date fair values. The initial aggregate purchase price allocation is described in Note 4 of our Audited Consolidated Financial Statements for the year ended December 31, 2015. As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is no longer than a one-year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As of June 30, 2016, the Company has not completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of certain working capital and non-working capital acquired assets and assumed liabilities, including the allocations to goodwill and intangible assets, deferred revenue and resulting deferred taxes. All information presented with respect to certain working capital and non-working capital acquired assets and liabilities assumed as it relates to these acquisitions is preliminary and subject to revision pending the final fair value analysis.

As of June 30, 2016, the estimated acquisition-date fair value preliminary estimated purchase price allocation is summarized in the following table:

Tangible assets and liabilities
Cash	$514
Accounts receivable, net	4,471
Other current assets	4,234
Property and equipment	416
Current liabilities	(15,820)
Intangible assets	30,000
Goodwill	51,185

Net assets acquired	$75,000

In the three months ended March 31, 2016, a measurement period adjustment was recorded related to the valuation allowance for acquired deferred tax assets. The valuation allowance was reduced from amounts previously reported as of December 31, 2015 by $9,146 thereby reducing goodwill by the same amount. The measurement period adjustment resulted in a provision for income taxes of $311 for the three months ended March 31, 2016. Had the change in the valuation allowance been recorded as of the acquisition date, the provision for income taxes of $311 would have been recorded in prior periods.

The excess of purchase consideration over net assets assumed was recorded as goodwill, which represents the strategic value assigned to eSignLive, including expected benefits from synergies resulting from the acquisition, as well as the knowledge and experience of the workforce in place. In accordance with applicable accounting standards, goodwill is not amortized and will be tested for impairment at least annually, or more frequently, if certain indicators are present. Goodwill and intangible assets related to this acquisition are not deductible for tax purposes.

Based on preliminary estimates of the acquisition valuation, $30,000 of the purchase price has been allocated to identifiable intangible assets. The following table summarizes the major classes of intangible assets, as well as the respective estimated weighted-average amortization periods:

		Weighted-
		Average
		Amortization
	Estimated	Period
	Fair Value	(Years)
	(000s)
Identifiable Intangible Assets
Trademarks and tradenames	$200	2.0
Technology	29,000	5.0
Patents	100	5.0
Non-compete agreements	300	5.0
Customer Relationships	400	5.0

	$30,000

Note 5 – Goodwill

Goodwill activity for the six months ended June 30, 2016 consisted of the following:

Goodwill
Net balance at December 31, 2015	$80,853
Additions	0
Adjustment to provisional estimate of acquisition date fair values	(9,146)
Net foreign currency translation	(770)

Net balance at June 30, 2016	$70,937

June 30, 2016 balance at cost	$71,778
Accumulated amortization	(841)

Net balance at June 30, 2016	$70,937

Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuations.

Note 6 – Intangible Assets

Intangible asset activity for the six months ended June 30, 2016 is detailed in the following table.

	Capitalized	Patents &		Total Intangible
	Technology	Trademarks	Other	Assets
Net balance at December 31, 2015	$34,632	$2,214	$1,124	$37,970
Additions-Other	0	14	0	14
Disposals-Other	0	(14)	0	(14)
Net foreign currency translation	(35)	0	(37)	(72)
Amortization expense	(4,164)	(106)	(157)	(4,427)

Net balance at June 30, 2016	$30,433	$2,108	$930	$33,471

June 30, 2016 balance at cost	$57,095	$2,856	$1,682	61,633
Accumulated amortization	(26,662)	(748)	(752)	(28,162)

Net balance at June 30, 2016	$30,433	$2,108	$930	$33,471

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations.

Note 7 – Income Taxes

Our effective tax rate for 2016 before discrete items is expected to be 26%. This is lower than the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates, partially offset by valuation allowances on taxable losses. Discrete items related to the measurement period adjustment described in Note 4 and changes to tax rates on deferred tax liabilities increase the full-year 2016 effective rate to 29%. The effective tax rate for the second quarter was 26%.

Our effective tax rate for the three and six months ended June 30, 2015 was equal to our expected 2015 annual tax rate of 14%. The tax rate was lower than the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates.

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

At December 31, 2015, we had other foreign NOL carryforwards of $3,850, other foreign deductible carryforwards of $2,846, and U.S. state NOL carryforwards of $4,853. The foreign NOL carryforwards have no expiration. The other deductible carryforwards expire from 2016 to 2021. The U.S. state NOL carryforwards expire from 2019 to 2027. At December 31, 2015, we had a valuation allowance of $2,023 for certain foreign deferred tax assets and $133 for a U.S. state NOL carryforward.

Note 8 – Warranties

We maintain a reserve for potential warranty claims related to products sold and recognized in revenue. We regularly reassess the adequacy of our estimates and adjust the amounts as necessary. Our warranty reserve is included in other accrued expenses.

The activity in our warranty liability was as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$62	$88	$43	$85
Provision for claims	4	32	24	113
Product or cash issued to settle claims	(7)	(67)	(8)	(145)

Balance, end of period	$59	$53	$59	$53

At June 30, 2016, deferred revenue from extended warranties was $49.

Note 9 – Long-Term Compensation Plan and Stock Based Compensation

Under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan (“2009 Equity Incentive Plan”), we awarded 264 shares of restricted stock in the first six months of 2016 consisting of 234 unissued shares subject to future performance criteria and 30 issued shares. The market value of the 30 issued restricted shares of $500 at the date of grant is being amortized over the respective vesting periods of one to four years. The 234 unissued shares subject to performance criteria have a market value of $3,891 at the date of grant and vesting periods of one to three years.

The following table details long-term compensation plan and stock-based compensation expense for the three and six months ended June 30, 2016 and 2015:

	Three months		Six months
	ended June 30,		ended June 30,
	2016	2015	2016	2015
Restricted stock	$1,396	$882	$2,943	$1,677
Long-term compensation plan	449	509	935	873

Total Non-Cash Compensation	$1,845	$1,391	$3,878	$2,550

Note 10 – Common Stock and Earnings per Share

In connection with the 2009 Equity Incentive Plan, during the six months ended June 30, 2016, we issued 90 total shares of restricted common stock, 30 shares for awards granted in the first six months of 2016 and 60 performance shares related to awards provisioned in prior years.

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three and six months ended June 30, 2016 and 2015 follow:

	Three months		Six months
	ended June 30,		ended June 30,
	2016	2015	2016	2015
Net income - continuing operations	$2,826	$13,866	$5,025	$27,523
Net income (loss) - discontinued operations	(1)	(14)	(1)	(37)

Net income	$2,825	$13,852	$5,024	$27,486

Weighted average common shares outstanding
Basic	39,710	39,580	39,695	39,554
Incremental shares with dilutive effect:
Restricted stock awards	59	158	67	145

Diluted	39,769	39,738	39,762	39,699

Basic income (loss) per share
Continuing operations	$0.07	$0.35	$0.13	$0.69
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Total net income per share	$0.07	$0.35	$0.13	$0.69

Diluted income (loss) per share
Continuing operations	$0.07	$0.35	$0.13	$0.69
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Total net income per share	$0.07	$0.35	$0.13	$0.69

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

On July 28, 2015 a putative class action complaint was filed in the United States District Court for the Northern District of Illinois, captioned Linda J. Rossbach v. Vasco Data Security International, Inc., et al., case number 1:15-cv-06605, naming VASCO and certain of its current and former executive officers as defendants and alleging violations under the Securities Exchange Act of 1934, as amended. The suit was purportedly filed on behalf of a putative class of investors who purchased VASCO securities between February 18, 2014 and July 21, 2015, and seeks to recover damages allegedly caused by the defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. Pursuant to a September 1, 2015 scheduling order entered by the court, the lead plaintiff, once appointed, will have sixty days to file an amended complaint or notify the defendants that the lead plaintiff intends to rely on the current complaint. The defendants will then have sixty days to answer or otherwise respond to the operative complaint. To date, the court has not made any rulings with respect to the appointment of the lead plaintiff. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against the action vigorously.

On October 9, 2015, a derivative complaint was filed in the United States District Court for the Northern District of Illinois, captioned Elizabeth Herrera v. Hunt, et al., case number 1:15-cv-08937, naming VASCO’s Board of Directors and certain of its current and former executive officers as individual defendants and the Company as a nominal defendant. Two additional derivative complaints, captioned Beth Seltzer v. Hunt, et al., case number 2015-ch-15541 and William Hooper v. Hunt, et al., case number 2016-ch-04054, were filed on October 22, 2015 and March 22, 2016, respectively, in the Circuit Court of Cook County, Illinois naming the same defendants.

The complaints assert, among other things, that the individual defendants breached their fiduciary duties by making material misstatements in, and omitting material information from, the Company’s public disclosures and by failing to maintain adequate internal controls and properly manage the Company. Among other things, the complaints seek unspecified compensatory damages and injunctive relief. On February 23, 2016, the court in Herrera granted a stay of the action pending the resolution of a certain motion to dismiss that the parties anticipate to be filed in Rossbach. On October 29, 2015, a defendant removed the Seltzer action to the United States District Court for the Northern District of Illinois. Thereafter, the plaintiff led a motion to remand the action back to the Circuit Court of Cook County, Illinois, which was denied on February 3, 2016. On February 9, 2016, the court granted an agreed motion for voluntary dismissal of the Seltzer action, which dismissed the action with prejudice as to the named plaintiff’s individual claims. As for the Hooper action, the court granted a stay on June 8, 2016 on the same terms governing the stay in the Herrera action.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended concerning, among other things, our expectations regarding the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and services and the anticipated future growth in certain markets in which we currently market and sell our products and services or anticipate selling and marketing our products or services in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect”, “believe”, “will”, “anticipate”, “emerging”, “intend”, “plan”, “could”, “may”, “estimate”, “should”, “objective”, “goal”, “possible”, “potential”, “projected” and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These additional risks, uncertainties and other factors have been described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2015 and include, but are not limited to, (a) risks of general market conditions, including currency fluctuations and the uncertainties resulting from turmoil in world economic and financial markets, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasingly sophisticated hacking attempts, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, and changing government regulations, and (c) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers. These risks, uncertainties and other factors include the risk that VASCO will not integrate eSignLive into the business of VASCO successfully and the amount of time and expense spent and incurred in connection with the integration; the risk that the revenue synergies, cost savings and other economic benefits that VASCO anticipates as a result of the acquisition are not fully realized or take longer to realize than expected. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements. Except for our ongoing obligations to disclose material information as required by the U.S. federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

General

The following discussion is based upon our consolidated results of operations for the three and six months ended June 30, 2016 and 2015 (percentages in the discussion, except for returns on average net cash balances, are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

During June 2016, voters in the United Kingdom passed a referendum providing for withdrawal from the European Union. There continues to be significant global economic uncertainty, including Europe, our most important market. While the European Union and European Central Bank continue to implement programs in response to changing economic conditions, Europe continues to struggle with sovereign debt issues and weakening currencies. As a result, Europe may continue to face difficult economic conditions in 2016. We believe economic conditions in Europe may limit our growth opportunities in the Enterprise and Application Security market, but do not expect economic conditions will have a significant impact on the Banking market. Should the sovereign debt issue escalate, economic difficulties may negatively impact the global economy and our business.

In the second quarter and first half of 2016, revenue from our Europe, Middle East and Africa (“EMEA”) region, which accounted for 49% of our total revenue, decreased 41% and 47%, respectively compared to the same periods of 2015. The decrease in revenue from our EMEA region in the second quarter and first half of 2016 reflected delivery of a significant amount of card readers using our Cronto technology to Rabobank in 2015. Excluding shipments to Rabobank, we believe changes in revenues in the second quarter and first half of 2016 compared to the same periods in 2015 primarily reflected the timing of when orders are received and goods are shipped rather than being attributable to changes in the economic environment.

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

To minimize the risk, we regularly review our security procedures. Reviews include current processes and software programs, new forms of cyber incidents, and software programs that mitigate risk of incidents. Certain insurance coverages may apply to certain cyber incidents. Overall, we expect the cost of securing our networks will increase in future periods, whether through increased staff, systems or insurance coverage.

Income Taxes: Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). All our IP is owned by three subsidiaries, one in the U.S., one in Switzerland, and one in Canada. The U.S. and Swiss subsidiaries have entered into agreements with most of the other VASCO entities under which those other entities provide services to our U.S. and Swiss subsidiaries on either a percentage of revenue or on a cost plus basis or both. Under this structure, the earnings of our service provider subsidiaries are relatively constant. These service provider companies tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings tend to flow to the U.S. company and the Swiss company. Earnings flowing to the U.S. company are expected to be taxed at a rate of 35% to 40%, while earnings flowing to the Swiss company are expected to be taxed at a rate ranging from 10 % to 12%. The Canadian subsidiary currently sells and services directly to global customers.

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

In November 2015, we acquired Silanis Technology Inc. (“eSignLive”), a foreign company with substantial IP and net operating loss and other tax carryforwards. The tax benefit of the carryforwards, net of deferred tax liabilities, has been fully reserved as realization has not been deemed more likely than not. We are currently evaluating the operations of eSignLive. In the event eSignLive continues to generate losses, the impact will be to increase our effective tax rate.

Comparison of Results for the Three and Six Months Ended June 30, 2016 and 2015

Currency Fluctuations: In the second quarter and first six months of 2016, approximately 89% and 90%, respectively of our revenue was generated outside the United States. While the majority of our revenues are generated outside of the United States, the majority of our revenue in the second quarter and first six months of 2016 were denominated in U.S. Dollars. We estimate that 71% and 73% of our revenues were denominated in U.S. Dollars in the second quarter and first six months of 2016. In addition, in the second quarter and first six months of 2016, approximately 79% and 78%, respectively, of our operating expenses were generated/incurred outside of the United States. As a result, changes in currency exchange rates, especially from the Euro to U.S. Dollar, can have a significant impact on revenue and expenses.

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

The Euro, on average, strengthened against the U.S. Dollar approximately 2.9% for the quarter, and weakened 1.4% for the six months ended June 30, 2016, as compared to the same periods in 2015. We estimate that the change in currency rates in 2016 compared to 2015 resulted in an increase in revenue of approximately $238 and decrease of approximately $447 for the quarter and six months ended June 30, 2016, respectively, compared to the same periods in 2015 and an increase in operating expenses of approximately $240 and for the quarter and decrease of $631 for the six months ended June 30, 2016, respectively, compared to the same periods in 2015.

The financial position and the results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Canada, Switzerland, and Singapore, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates generated other comprehensive loss of $1,247 and $433 for the second quarter and first six months of 2016, respectively, and other comprehensive income of $1,282, and other comprehensive loss of $2,262 in the second quarter and first six months of 2015, respectively. These amounts are included as a separate component of stockholders’ equity. The functional currency for our subsidiaries in Canada, Switzerland and Singapore is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other non-operating income (expense). Foreign exchange transaction gains aggregating $64 in the second quarter of 2016 compare to exchange losses of $151 in the second quarter of 2015. Foreign exchange transaction gains aggregating $262 in the first six months of 2016 compare to transaction losses of $768 in the first six months of 2015.

Revenue

Revenue by Geographic Regions: We classify our sales by customers’ location in four geographic regions: 1) EMEA, which includes Europe, the Middle East and Africa; 2) the United States, which for our purposes includes sales in Canada; 3) Asia Pacific; and 4) Other Countries, including Australia, Latin America and India. The breakdown of revenue in each of our major geographic areas was as follows:

	EMEA	United States	Asia Pacific	Other Countries	Total
Three months ended June 30:
Revenue:
2016	$26,739	$6,072	$17,318	$4,164	$54,293
2015	$45,624	$2,888	$10,830	$6,051	65,393
Percent of Total:
2016	49%	11%	32%	8%	100%
2015	70%	4%	17%	9%	100%
Six months ended June 30:
Revenue:
2016	$49,117	$10,185	$33,576	$8,181	$101,059
2015	$92,961	$5,686	$22,155	$9,726	$130,528
Percent of Total:
2016	49%	10%	33%	8%	100%
2015	71%	4%	17%	8%	100%

Total revenue in the second quarter of 2016 decreased $11,100, or 17%, from the second quarter of 2015. For the first six months of 2016, total revenue decreased $29,469 or 23% from the first six months of 2015. These differences are largely attributed to revenues from card readers sold to Rabobank during the second quarter and six months of 2015. Revenues from all other customers, excluding eSignLive, increased 13% for the second quarter of 2016 as compared to the second quarter of 2015, and increased by 5% for the six months of 2016 as compared to the same period in 2015.

Please see the discussion below under “Revenue by Target Market” for additional information regarding the changes in revenue from the Banking and the Enterprise and Application Security markets.

Revenue generated in EMEA during the second quarter of 2016 was $18,885, or 41%, lower than the second quarter of 2015. For the first six months, revenue generated in EMEA was $43,844, or 47% lower than the first six months of 2015. The decrease in revenues in both the second quarter and first six months of 2016 compared to the same periods in 2015, results from the sale of card readers to Rabobank discussed above are recorded as EMEA revenue. Revenues from all other customers increased $767, or more than 3% for the second quarter of 2016 as compared to the second quarter of 2015, and decreased $4,840, or 10% for the first six months of 2016 as compared to the same period in 2015.

Revenue generated in the United States for the second quarter was $3,184, or 110%, higher than the second quarter of 2015. For the first six months, revenue generated in the United States was $4,499, or 79% higher than the first six months of 2015. Excluding the impact of the eSignLive acquisition, revenues increased $225, or 8% for the second quarter of 2016 as compared to the second quarter of 2015, and decreased $626, or 11% for the six months of 2016 as compared to the same period in 2015.

Revenue generated in the Asia Pacific region during the second quarter of 2016 was $6,488, or 60%, higher than the second quarter of 2015. For the first six months of 2016 revenue was $11,421, or 52% higher than the first six months of 2015. Revenues in Japan increased 191% in Q2 2016 to $13,934, and 119% to $28,018 in the first six months of 2016, respectively, compared to the same periods in 2015.

Revenue generated from Other Countries during the second quarter of 2016 was $1,887, or 31%, lower than the second quarter of 2015. For the first six months of 2016 revenue was $1,545, or 16%, lower than the first six months of 2015.

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

	Banking	Enterprise & Application Security	Total
Three months ended June 30:
Revenue:
2016	$42,938	$11,355	$54,293
2015	$57,812	$7,581	$65,393
Percent of Total:
2016	79%	21%	100%
2015	88%	12%	100%
Six months ended June 30:
Revenue:
2016	$79,603	$21,456	$101,059
2015	$115,082	$15,446	$130,528
Percent of Total:
2016	79%	21%	100%
2015	88%	12%	100%

Revenue in the second quarter of 2016 from the Banking market decreased $14,874, or 26%, from the second quarter of 2015 and revenue from the Enterprise and Application Security market increased $3,782, or 50%, in the same period. Revenue for the first six months of 2016 from the Banking market decreased $35,479, or 31%, compared to the first six months of 2015, while revenue from the Enterprise and Application Security market increased $6,010 or 39% in the same period.

The increase in revenue from the Banking market for the second quarter and six months of 2016 compared to the same periods is 2015, excluding revenues from the sale of card readers to Rabobank, was primarily due to an increase in revenue from Asia Pacific. The increase in revenue from the Enterprise and Application Security market for the second quarter and first six months of 2016 compared to the same periods in 2015 was primarily due to the addition of eSignLive and increased maintenance and support revenues in Asia Pacific.

Revenues from the Banking market in the second quarter of 2016 compared to the second quarter of 2015, excluding revenues from the sale of card readers to Rabobank, increased in all regions except Other Countries. Revenues from the Banking market for the first six months of 2016 compared to the same period of 2015, increased in Asia Pacific and United States. While we believe that the global Banking market is relatively stable, our revenues may vary significantly period to period and region to region based on the size and timing of shipment of individual orders.

Revenues in the Enterprise and Application Security market in both the second quarter and first six months of 2016 compared to the same periods of 2015 increased predominantly in Asia Pacific, and Other Countries.

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

Also, given the sustainable, repeatable nature of our revenue model, we believe growth over a longer period of time reflects growth in our customer base, which we expect will lead to increases in future revenues, albeit with uneven annual growth.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue from continuing operations for the three and six months ended June 30, 2016 and 2015:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	29.0%	41.1%	28.3%	41.6%

Gross profit	71.0%	58.9%	71.7%	58.4%
Operating costs:
Sales and marketing	30.9%	15.3%	30.4%	15.2%
Research and development	13.1%	6.9%	13.3%	7.0%
General and administrative	16.7%	10.9%	17.2%	10.1%
Amortization of purchased intangible assets	4.1%	1.7%	4.4%	1.7%

Total operating costs	64.8%	34.8%	65.3%	34.0%

Operating income	6.2%	24.1%	6.4%	24.4%
Interest income	0.3%	0.1%	0.3%	0.1%
Other income (expense), net	0.5%	0.4%	0.6%	(0.0)%

Income from continuing operations before income taxes	7.0%	24.7%	7.3%	24.5%
Provision for income taxes	1.8%	3.5%	2.3%	3.4%

Net income from continuing operations	5.2%	21.2%	5.0%	21.1%

Gross Profit

Consolidated gross profit for the quarter ended June 30, 2016 was $38,525, an increase of $27, or 0.1%, from the quarter ended June 30, 2015. Gross profit as a percentage of revenue (gross profit margin) was 71% for the quarter ended June 30, 2016, as compared to 59% for the quarter ended June 30, 2015. The increase in gross profit as a percentage of revenue for the second quarter of 2016 compared to 2015 primarily reflects:

•	Decrease in lower margin cardreaders as a portion of total revenues.

•	Increase in higher margin software solutions as a portion of total revenues.

•	Increase in higher margin Enterprise and Application Security market revenues as a portion of total revenues.

Consolidated gross profit for the six months ended June 30, 2016 was $72,453, a decrease of $3,719, or 4.9%, from the comparable period in 2015. Gross profit as a percentage of revenue (gross profit margin) was 72% for the six months ended June 30, 2016 and 58% for the six months ended June 30, 2015. The increase in gross profit as a percentage of revenue for the first half of 2016 compared to 2015 primarily reflects the same factors noted above for the comparison of the second quarter of 2016 to the second quarter of 2015.

The gross margins generated from the banking market in any specific period will vary based on a number of factors including, but not limited to, the products sold, the quantity sold, the geographic location of the sales and competition based on product or geography. Generally, we experience significant competition when the sale involves card readers. Card readers generally have a gross profit margin that is approximately 25 to 35 percentage points lower than other hardware-related margins due to competitive pricing pressures. There are a number of competitors in the EMV (Europay, Mastercard and VISA) market that produce card reader products with fewer features at a lower cost than our products. Card readers represented 11% and 13% of our total revenue in the second quarter and first six months of 2016, respectively, as compared to 41% and 40% of our total revenue in the second quarter and first six months of 2015.

The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies including the Euro. As the U.S. Dollar weakened against the Euro in the second quarter of 2016 compared to the second quarter of 2015, revenue from second quarter sales made in Euros increased, as measured in U.S. Dollars, without a corresponding change in the cost of goods sold. For the first half of 2016, the U.S. Dollar strengthened against the Euro compared to the first half of 2015. The impact from changes in currency rates are estimated to have increased revenue by approximately $238 in the second quarter and decreased revenue by approximately $447 in the first six months of 2016. Had the currency rates in 2016 been equal to the rates in 2015, the gross profit margin would have been approximately 0.1 percentage points lower for the second quarter of 2016 and 0.1 percentage points higher for the first six months of 2016.

The increase in the percentage of our revenue that came from the Enterprise and Application Security market reflected the fact that revenue from that market increased 50% and 39% for the second quarter and first six months of 2016, respectively. Conversely, revenue from the Banking market decreased 26% and 31% in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015. Revenue from our Enterprise and Application Security market, which generally has margins that are 30 to 40 percentage points higher than the Banking market, was 21% of our total revenue in both the second quarter and first six months of 2016 compared to 12% of total revenue in the second quarter and first six months of 2015, respectively.

Similarly, revenue from our non-hardware products generally has margins that are 30 to 40 percentage points higher than our hardware products. The amount of revenue from our non-hardware products not only increased 29% and 33% in the second quarter and first six months of 2016, respectively, compared to the comparable periods of 2015, but also as a percentage of total revenue from 21% and 20% in the second quarter and first six months of 2015, respectively, to 32% and 34% of revenue in the second quarter and first six months of 2016, respectively.

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

Generally, the most significant factor driving our operating expenses is our headcount. Direct compensation and benefit plan expenses generally represent between 55% and 65% of our operating expenses. In addition, a number of other expense categories are directly related to headcount. We attempt to manage our headcount within the context of the economic environments in which we operate and the investments we believe we need to make for our infrastructure to support future growth and for our products to remain competitive. For the second quarter and first six months of 2016, average headcount was 58% and 54% higher, respectively, than the same periods in 2015. On a consolidated basis, our operating expenses for the quarter and six months ended June 30, 2016 were $35,139 and $65,953, respectively, an increase of $12,394, or 54%, from the second quarter of 2015, and an increase of $21,611, or 49%, from the six months ended June 30, 2015.The increase in consolidated operating expenses for the second quarter and first six months of 2016 compared to the same periods in 2015 was primarily related to:

•	the addition of eSignLive operations

•	increased average headcount

•	increased long-term incentive plan expense

•	increased amortization of purchased intangible assets

Historically, operating expenses can be impacted by changes in foreign exchange rates. As noted above, we estimate that the change in currency rates in 2016 compared to 2015 resulted in an increase in operating expenses of approximately $240 for the three months ended June 30, 2016 and a decrease of $631 for the six months ended June 30, 2016, compared to the same periods in 2015.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Operating expenses for the second quarter and first six months of 2016 included $1,845 and $3,878, respectively, of expenses related to long-term incentive plan costs compared to $1,391 and $2,550 of long-term incentive plan costs for the second quarter and first six months of 2015, respectively.

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended June 30, 2016 were $16,766, an increase of $6,784, or 68%, from the second quarter of 2015. Consolidated sales and marketing expenses for the six months ended June 30, 2016, were $30,731, an increase of $10,956, or 55%, from the same period of 2015. This increase for both periods reflects the inclusion of eSignLive’s sales and marketing operating expenses, as well as increased headcount in EMEA and United States.

Average full-time sales, marketing, support, and operating employee headcount for the three and six months ended June 30, 2016 was 290 and 280, respectively compared to 187 and 184 for the three and six months ended June 30, 2015, respectively. Headcount was 55% higher for the second quarter of 2016 compared to the second quarter of 2015 and 52% higher for the six months ended June 30, 2016 when compared to the same period in 2015.

Research and Development Expenses

Consolidated research and development expenses for the quarter ended June 30, 2016, were $7,105, an increase of $2,567, or 57%, from the second quarter of 2015. Consolidated research and development costs for the six months ended June 30, 2016, were $13,403, an increase of $4,316, or 47%, from the same period of 2015. The increase in research and development for both periods reflected the impact of eSignLive and expenses in EMEA.

Average full-time research and development employee headcount for the three and six months ended June 30, 2016 was 227 and 221 compared to 135 for both the second quarter and six months ended June 30, 2015, respectively. Headcount was approximately 68% and 64% higher for the second quarter and first six months of 2016, respectively, when compared to the same periods in 2015.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended June 30, 2016, were $9,065, an increase of $1,960, or 28%, from the second quarter of 2015. Consolidated general and administrative expenses for the six months ended June 30, 2016, were $17,392, an increase of $4,168, or 32%, when compared to the same period of 2015. The increase in general and administrative expenses in both the second quarter and first six months of 2016 compared to the comparable periods in 2015 primarily reflected the increase in headcount and expenses associated with eSignLive, noted above.

Average full-time general and administrative employee headcount for the three and six months ended June 30, 2016 was 84 and 81 compared to 58 for both the three and six months ended June 30, 2015, respectively. Average headcount for the second quarter of 2016 was 45% higher from the second quarter of 2015 and approximately 40% higher for the first six months of 2016 compared to the same period in 2015.

Amortization of Intangible Assets

Amortization of intangible assets for the three and six months ended June 30, 2016 was $2,203 and $4,427, respectively, compared to $1,120 and $2,256 for the same periods of 2015. The increase in amortization expense largely relates to amortization of intangibles acquired in the eSignLive acquisition.

Interest Income

Interest income was $166 and $275 for the three and six months ended June 30, 2016 as compared to $97 and $177 for the same periods of 2015. The increase in interest income for 2016 compared to the same periods in 2015 primarily reflects an increase in the average interest rate earned on the invested balances partially offset by a decrease in the average invested balance.

Other Income (Expense), Net

Other income (expense) primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our research and development in those countries and other miscellaneous non-operational, non-recurring expenses.

Other income for the three and six months ended June 30, 2016 was $253 and $615 compared to income of $273 and losses of $3 for the same periods of 2015. Other income included exchange gains of $64 and $262 for the three and six months ended June 30, 2016 compared to exchange losses of $151 and $768 for the three and six months ended June 30, 2015.

Income Taxes

Income tax expense for the three and six months ended June 30, 2016 was $979 and $2,365, respectively, a decrease of $1,278 and $2,116 from the same periods 2015. The decrease in tax expense in 2016 from 2015 is primarily attributable to lower pretax income partially offset by an increase in the effective tax rate.

Our estimated annual tax rate for 2016 before discrete items is expected to be 26%. This is lower than the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates, partly offset by valuation allowances on taxable losses. Discrete items related to the measurement period adjustment described in Note 4 and changes to tax rates on deferred tax liabilities increased the full-year 2016 effective rate to 29% and increased the first half effective rate to 32%.

Our effective tax rate for the quarter and six months ended June 30, 2015 was equal to our expected 2015 annual tax rate of 14%. This was lower than the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates.

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

Loss from Discontinued Operations

We reported an after-tax loss from discontinued operations of $1 for both the three and six months ended June 30, 2016 compared to losses of $14 and $37 for the comparable periods in 2015. The losses include ongoing expenses related to the bankruptcy and discontinuation of the DigiNotar business in the first quarter of 2011.

Liquidity and Capital Resources

At June 30, 2016, we had net cash balances (total cash, cash equivalents and restricted cash less bank borrowings) of $35,578 and short-term investments of $100,172. At December 31, 2015, we had net cash balances of $78,522 and short-term investments of $44,961. We had no outstanding debt or restricted cash at June 30, 2016, or December 31, 2015.

Short-term investments at June 30, 2016, and December 31, 2015, consisting of high quality commercial paper with maturities of less than six months, were held by our U.S. and Swiss entities and issued by domestic and foreign corporations.

Our working capital at June 30, 2016 was $135,921, an increase of $8,246 or 6% from $127,675 at December 31, 2015. The increase in the combined balance of cash and short-term investments as well as the increase in working capital at June 30, 2016 from December 31, 2015 primarily reflects the benefit from the cash flow from operations for the first half of 2016.

As of June 30, 2016, we held $29,509 of cash and short-term investments in banks outside of the United States. Of that amount, $28,558 is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.

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

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, (ASU 2015-16), which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU is effective for annual periods beginning after December 15, 2015 and interim periods within such annual periods and applies prospectively to adjustments to provisional amounts that occur after the effective date. Measurement period adjustments identified subsequent to December 31, 2015, for the eSignLive Acquisition, further described in Note 4 to the Consolidated Financial Statements, will be recorded and disclosed in accordance with ASU 2015-16.

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

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, to improve accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes certain aspects of accounting for share-based payment award transactions, including: (1) recognition of excess tax benefits and tax deficiencies as income tax expense or benefit instead of additional paid-in capital; (2) classification of excess tax benefits on the statement of cash flows. The other provisions of ASU 2016-09 are immaterial to the Company. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. We have early adopted ASU 2016-09 in our consolidated financial statements as of January 1, 2016 and applicable aspects described were adopted prospectively. Prior periods were not retrospectively adjusted.

As a result of the adoption of ASU 2016-09, during the three months ended March 31, 2016 the provision for income taxes was reduced by $91 for the windfall benefit of restricted stock vesting that, absent the adoption of ASU 2016-09, would have otherwise been credited to additional paid in capital. There was no additional impact for the three months ended June 30, 2016. Similarly, for the six months ended June 30, 2016, as a result of the adoption of ASU 2016-09, cashflows from operating activities were $91 greater and cashflows from financing activities were $91 less. The impact of this ASU on future periods is dependent on our stock price at the time restricted stock awards vest.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three and six months ended June 30, 2016. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and six months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, on November 25, 2015, the Company completed the acquisition of Silanis Technology, Inc. (eSignLive). As a result, in its Annual Report on Form 10-K for the period ended December 31, 2015, management excluded eSignLive from its assessment of internal control over financial reporting. Management is in the process of documenting and testing eSignLive’s internal controls over financial reporting, and will incorporate eSignLive into its annual assessment of internal control over financial reporting for its fiscal year ending December 31, 2016. eSignLive is a wholly-owned subsidiary whose total assets and total revenues represent 27 percent and 5 percent, respectively, of the related condensed consolidated financial statement amounts as of and for the three and six months ended June 30, 2016.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to the legal matters described below, we are, from time to time, involved in routine legal matters incidental to the conduct of our business, including legal matters such a to protect our intellectual property rights and resolve employment claims. We believe that the ultimate resolution of any such current routine matter will not have a material adverse effect on our continued financial position, results of operations or cash flows.

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

On July 28, 2015 a putative class action complaint was filed in the United States District Court for the Northern District of Illinois, captioned Linda J. Rossbach v. Vasco Data Security International, Inc., et al., case number 1:15-cv-06605, naming VASCO and certain of its current and former executive officers as defendants and alleging violations under the Securities Exchange Act of 1934, as amended. The suit was purportedly filed on behalf of a putative class of investors who purchased VASCO securities between February 18, 2014 and July 21, 2015, and seeks to recover damages allegedly caused by the defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. Pursuant to a September 1, 2015 scheduling order entered by the court, the lead plaintiff, once appointed, will have sixty days to file an amended complaint or notify the defendants that the lead plaintiff intends to rely on the current complaint. The defendants will then have sixty days to answer or otherwise respond to the operative complaint. To date, the court has not made any rulings with respect to the appointment of the lead plaintiff. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against the action vigorously.

On October 9, 2015, a derivative complaint was filed in the United States District Court for the Northern District of Illinois, captioned Elizabeth Herrera v. Hunt, et al., case number 1:15-cv-08937, naming VASCO’s Board of Directors and certain of its executive officers as individual defendants and the Company as a nominal defendant. Two additional complaints captioned Beth Seltzer v. Hunt, et al., case number 2015-ch-15541 and William Hooper v. Hunt, et al., case number 2016-ch-04054, were filed on October 22, 2015 and March 22, 2016, respectively, in the Circuit Court of Cook County, Illinois naming the same defendants.

The complaints assert, among other things, that the individual defendants breached their fiduciary duties by making material misstatements in, and omitting material information from, the Company’s public disclosures and by failing to maintain adequate internal controls and properly manage the Company. Among other things, the complaints seek unspecified compensatory damages and injunctive relief. On February 23, 2016, the court in Herrera granted a stay of the action pending the resolution of a certain motion to dismiss that the parties anticipate to be filed in Rossbach. On October 29, 2015, a defendant removed the Seltzer action to the United States District Court for the Northern District of Illinois. Thereafter, the plaintiff filed a motion to remand the action back to the Circuit Court of Cook County, Illinois, which was denied on February 3, 2016. On February 9, 2016, the court granted an agreed motion for voluntary dismissal of the Seltzer action, which dismissed the action with prejudice as to the named plaintiff’s individual claims. As for the Hooper action, the court granted a stay on June 8, 2016 on the same terms governing the stay in the Herrera action.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three month period ended June 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2016 through April 30, 2016	1,241	$17.05	0	0
May 1, 2016 through May 31, 2016	32,072	$16.53	0	0
June 1, 2016 through June 30, 2016	1,628	$16.96	0	0

(1.)	All transactions represent surrender of vested shares in satisfaction of mandatory minimum tax withholdings by grantees under the 2009 Equity Incentive Plan.
(2.)	The Company has no publicly announced plans or programs to repurchase its shares.

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

On August 2, 2016, we entered into a fourth amendment (the “U.S. Amendment”) with T. Kendall Hunt, our Chairman and Chief Executive Officer, to the Amended and Restated Employment Agreement dated January 1, 2011 (the “U.S. Employment Agreement”), as amended, by and between VASCO Data Security International, Inc. (the “Company”) and Mr. Hunt.

On August 2, 2016, we also entered into an employment agreement (the “Swiss Agreement”) with Mr. Hunt related to his part year assignment to our international operations located in Switzerland, by and between the Swiss affiliate of the Company and Mr. Hunt.

Among other things, the U.S. Amendment (i) extends the term of Mr. Hunt’s employment with the Company through January 1, 2018, (ii) decreases Mr. Hunt’s annual base salary by $180,000, the approximate amount of the new base salary in the Swiss Agreement, to $270,000, and (iii) provides for the Swiss assignment letter agreement dated February 15, 2011 to be coterminous with the U.S. Employment Agreement.

Among other things, the Swiss Agreement (i) provides for Mr. Hunt’s employment as managing director of the Company’s Swiss affiliate, (ii) provides Mr. Hunt a base salary of 180,000 Swiss francs, (iii) provides for an additional discretionary bonus if determined by the Company, (iv) provides for confidentiality and non-competition obligations for Mr. Hunt, and (v) provides for other customary employment terms.

The foregoing summary descriptions of the U.S. Amendment and the Swiss Agreement do not purport to be complete and are qualified in their entirety by reference to the full texts filed as exhibits 10.1 and 10.2.

Item 6. Exhibits.

Exhibit 10.1 - Fourth Amendment dated August 2, 2016, to Amended and Restated Employment Agreement effective January 1, 2011 between VASCO Data Security International, Inc. and T. Kendall Hunt. (Incorporated by reference - Form 10-Q filed August 4, 2016.)

Exhibit 10.2 - Employment Agreement, dated August 2, 2016, by and between VASCO Data Security International GmbH and T. Kendall Hunt. (Incorporated by reference - Form 10-Q filed August 4, 2016)

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2016.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2016.

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2016.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2016.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2016.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Mark S. Hoyt
Mark S. Hoyt
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1 - Fourth Amendment dated August 2, 2016, to Amended and Restated Employment Agreement effective January 1, 2011 between VASCO Data Security International, Inc. and T. Kendall Hunt. (Incorporated by reference - Form 10-Q filed August 4, 2016.)

Exhibit 10.2 - Employment Agreement, dated August 2, 2016, by and between VASCO Data Security International GmbH and T. Kendall Hunt. (Incorporated by reference - Form 10-Q filed August 4, 2016)

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2016.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2016.

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2016.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2016.

Exhibit 101.INS – XBRL Instance Document

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB - XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document