Form 10-Q
period 2016-09-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2016-11-03
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

There were 40,196,944 shares of Common Stock, $.001 par value per share, outstanding at October 26, 2016.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended September 30, 2016

This report contains trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, DIGIPASS as a Service, MYDIGIPASS.COM, DIGIPASS, VACMAN, aXsGUARD, IDENTIKEY, CRONTO, and eSignLive

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash and equivalents	$31,457	$78,522
Short term investments	110,082	44,961
Accounts receivable, net of allowance for doubtful accounts of $494 in 2016 and $621 in 2015	27,230	29,426
Inventories	18,439	20,618
Prepaid expenses	3,375	3,051
Foreign sales tax receivable	269	510
Deferred income taxes	0	1,495
Other current assets	4,108	4,778
Assets of discontinued operations	2	4

Total current assets	194,962	183,365
Property and equipment:
Furniture and fixtures	5,667	5,354
Office equipment	13,407	11,512

	19,074	16,866
Accumulated depreciation	(15,228)	(13,767)

Property and equipment, net	3,846	3,099
Goodwill, net of accumulated amortization	70,822	80,853
Intangible assets, net of accumulated amortization	31,319	37,970
Other assets, net of accumulated amortization	14,182	6,535

Total assets	$315,131	$311,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,704	8,803
Deferred revenue	30,507	22,450
Accrued wages and payroll taxes	11,158	10,291
Income taxes payable	4,174	4,823
Other accrued expenses	4,491	7,820
Deferred compensation	1,015	1,503

Total current liabilities	58,049	55,690
Other long-term liabilities	51	76
Deferred income taxes	840	8,008

Total liabilities	58,940	63,774

Stockholders’ equity
Common stock: $.001 par value per share, 75,000 shares authorized; 40,199 and 40,108 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	40	40
Preferred stock: 500 shares authorized, none issued and outstanding at September 30, 2016 or December 31, 2015	0	0
Additional paid-in capital	88,832	85,766
Accumulated income	173,539	168,036
Accumulated other comprehensive income	(6,220)	(5,794)

Total stockholders’ equity	256,191	248,048

Total liabilities and stockholders’ equity	$315,131	$311,822

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net revenue	$43,648	$60,027	$144,707	$190,555
Cost of goods sold	11,547	23,755	40,153	78,111

Gross profit	32,101	36,272	104,554	112,444
Operating costs:
Sales and marketing	14,535	8,842	45,266	28,616
Research and development	6,776	4,378	20,179	13,465
General and administrative	7,682	8,506	25,074	21,730
Amortization of purchased intangible assets	2,196	1,091	6,623	3,348

Total operating costs	31,189	22,817	97,142	67,159

Operating income	912	13,455	7,412	45,285
Interest income, net	229	107	504	284
Other income (expense), net	134	(25)	749	(28)

Income from continuing operations before income taxes	1,275	13,537	8,665	45,541
Provision for income taxes	781	2,351	3,145	6,831

Net income from continuing operations	494	11,186	5,520	38,710
Income (loss) from discontinued operations	(16)	(4)	(17)	(42)

Net income	$478	$11,182	$5,503	$38,668

Net income per share:
Basic income (loss) per share
Continuing	$0.01	$0.28	$0.14	$0.97
Discontinued	(0.00)	(0.00)	(0.00)	(0.00)

Total	$0.01	$0.28	$0.14	$0.97

Diluted income (loss) per share
Continuing	$0.01	$0.28	$0.14	$0.97
Discontinued	(0.00)	(0.00)	(0.00)	(0.00)

Total	$0.01	$0.28	$0.14	$0.97

Weighted average common shares outstanding:
Basic	39,736	39,580	39,709	39,563

Diluted	39,834	39,733	39,786	39,711

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$478	$11,182	$5,503	$38,668
Other comprehensive income (loss) - Cumulative translation adjustment	7	(10)	(425)	(2,272)

Comprehensive income	$485	$11,172	$5,078	$36,396

See accompanying notes to condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income from continuing operations	$5,520	$38,710
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	7,927	4,359
Loss on asset disposal	14	0
Deferred tax expense (benefit)	(1,816)	1,724
Stock-based compensation	4,066	2,726
Changes in assets and liabilities:
Accounts receivable, net	2,545	(9,021)
Inventories	2,179	11,972
Foreign sales tax receivable	235	143
Other current assets	373	56
Accounts payable	(2,132)	(6,240)
Income taxes payable	(651)	1,086
Accrued expenses	(882)	673
Deferred compensation	(488)	265
Deferred revenue	8,021	1,382
Other long-term liabilities	(10)	0

Net cash provided by operating activities of continuing operations	24,901	47,835

Cash flows from investing activities of continuing operations:
Purchase of short term investments	(159,771)	(74,807)
Maturities of short term investments	94,653	99,768
Additions to property and equipment	(2,004)	(914)
Additions to intangible assets	(85)	(75)
Other assets	(4,095)	(3)

Net cash provided by (used in) investing activities of continuing operations	(71,302)	23,969

Cash flows from financing activities of continuing operations:
Tax payments for restricted stock issuances	(1,000)	(837)
Tax benefit of stock-based compensation	0	430

Net cash provided by (used in) financing activities of continuing operations	(1,000)	(407)
Cash flows used in discontinued operations:
Net cash used in operating activities of discontinued operations	(15)	(69)

Net cash used in discontinued operations	(15)	(69)
Effect of exchange rate changes on cash	351	233
Net increase (decrease) in cash	(47,065)	71,561
Cash and equivalents, beginning of year	78,522	72,441

Cash and equivalents, end of period	$31,457	$144,002

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

For the three and nine months ended September 30, 2016, foreign currency transactions resulted in a loss of $110 and gains of $152, respectively, compared to losses of $294 and $1,062 for the same periods in 2015.

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

We assess the impairment of goodwill and intangible assets with indefinite lives each November or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. In accordance with ASC 350, we consider the company to be one reporting unit. Fair value is determined using a market approach using our stock price which is a level 1 valuation, as defined by ASC 820, Fair Value Measurements. The amount of the impairment is computed by comparing carrying value of the assets to fair value. We did not recognize any impairment for the three and nine months ended September 30, 2016 as the fair value of our reporting unit substantially exceeded our carrying amount.

Research and Development Costs

Costs for research and development, principally the design and development of hardware, and the design and development of software prior to the determination of technological feasibility, are expensed as incurred on a project-by-project basis.

Software Development Costs

We capitalize software development costs in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. No software development costs were capitalized during the three and nine months ended September 30, 2016.

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

Fair Value of Financial Instruments

At September 30, 2016 and December 31, 2015, our financial instruments were cash equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined using level one inputs as defined in ASC 820, Fair Value Measurements and Disclosures. The fair values of the financial instruments were not materially different from their carrying amounts at September 30, 2016 and December 31, 2015.

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

The adoption of ASU 2016-09 had no impact on results for the three months ended September 30, 2016. For the nine months ended September 30, 2016 adoption of ASU 2016-09 resulted in an increase to the tax provision of $184 that would have otherwise been credited to additional paid in capital. Similarly, for the nine months ended September 30, 2016, as a result of the adoption of ASU 2016-09, cashflows from operating activities decreased $184 and cash flows from financing activities increased by the same amount. The impact of this ASU on future periods is dependent on our stock price at the time restricted stock awards vest.

Note 2 - Inventories

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or market. Cost is determined using the FIFO method.

Inventories are comprised of the following:

	September 30,	December 31,
	2016	2015
Component parts	$8,639	$9,351
Work-in-process and finished goods	9,800	11,267

Total	$18,439	$20,618

Note 3 – Discontinued Operations

During 2011, our wholly-owned Dutch subsidiary, DigiNotar B.V., was declared bankrupt. The court-appointed trustee is responsible for the business activities, administration and liquidation of DigiNotar B.V. Accordingly, related assets, liabilities and activities are reflected in discontinued operations.

The loss from discontinued operations, net of tax, for the three and nine months ended September 30, 2016 was $16 and $17, respectively, compared to $4 and $42 for the same periods in 2015.

At September 30, 2016 and December 31, 2015, assets of discontinued operations consist of the following:

	September 30,	December 31,
	2016	2015
Income tax receivable	$6	$4
Accrued professional fees	(4)	0

Assets of discontinued operations	$2	$4

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

Aggregate Purchase Price Allocation

The Company initially recognized the acquired assets and liabilities based on preliminary estimates of acquisition date fair values. The initial aggregate purchase price allocation is described in Note 4 of our Audited Consolidated Financial Statements for the year ended December 31, 2015. As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is no longer than a one-year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As of September 30, 2016, the Company has not completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of certain working capital and non-working capital acquired assets and assumed liabilities, including the allocations to goodwill and intangible assets, deferred revenue and resulting deferred taxes. All information presented with respect to certain working capital and non-working capital acquired assets and liabilities assumed as it relates to these acquisitions is preliminary and subject to revision pending the final fair value analysis.

As of September 30, 2016, the estimated acquisition-date fair value preliminary estimated purchase price allocation is summarized in the following table:

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

Based on preliminary estimates of the acquisition valuation, $30,000 of the purchase price has been allocated to identifiable intangible assets. The following table summarizes the major classes of intangible assets, as well as the respective estimated weighted-average amortization periods:

		Weighted-
		Average
		Amortization
	Estimated	Period
	Fair Value	(Years)
	(000s)
Identifiable Intangible Assets
Trademarks and tradenames	$200	2.0
Technology	29,000	5.0
Patents	100	5.0
Non-compete agreements	300	5.0
Customer Relationships	400	5.0

	$30,000

Note 5 – Goodwill

Goodwill activity for the nine months ended September 30, 2016 consisted of the following:

Net balance at December 31, 2015	$80,853
Additions	0
Adjustment to provisional estimate of acquisition date fair values	(9,146)
Net foreign currency translation	(885)

Net balance at September 30, 2016	$70,822

September 30, 2016 balance at cost	$71,674
Accumulated amortization	(852)

Net balance at September 30, 2016	$70,822

Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuations.

Note 6 – Intangible Assets

Intangible asset activity for the nine months ended September 30, 2016 is detailed in the following table.

	Capitalized	Patents &		Total Intangible
	Technology	Trademarks	Other	Assets
Net balance at December 31, 2015	$34,632	$2,214	$1,124	$37,970
Additions	0	75	0	75
Disposals	0	(14)	0	(14)
Net foreign currency translation	(44)	0	(45)	(89)
Amortization expense	(6,233)	(158)	(232)	(6,623)

Net balance at September 30, 2016	$28,355	$2,117	$847	$31,319

September 30, 2016 balance at cost	$57,249	$2,918	$1,655	61,822
Accumulated amortization	(28,894)	(801)	(808)	(30,503)

Net balance at September 30, 2016	$28,355	$2,117	$847	$31,319

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations.

Note 7 – Income Taxes

Our effective tax rate for 2016 before discrete items is expected to be 28%. This is lower than the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates, partially offset by valuation allowances on taxable losses. Discrete items related to the 2015 federal tax return, the measurement period adjustment described in Note 4, and changes to tax rates on deferred tax liabilities increase the full-year 2016 effective rate to 37%. The effective tax rate for the third quarter was 61%.

Our effective tax rate for the three and nine months ended September 30, 2015 was 17% and 15%, respectively. The tax rate was lower than the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates partially offset by valuation allowances on taxable losses.

At December 31, 2015, we had foreign tax credit carryforwards of $2,835 for future U.S. tax returns. These foreign tax credits expire in 2023. We have not provided a valuation reserve for the foreign tax credits as we believe it is more likely than not that they will be realized.

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

The activity in our warranty liability was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$59	$53	$43	$85
Provision for claims	(10)	14	14	127
Product or cash issued to settle claims	(7)	(23)	(15)	(168)

Balance, end of period	$42	$44	$42	$44

At September 30, 2016, deferred revenue from extended warranties was $43.

Note 9 – Long-Term Compensation Plan and Stock Based Compensation

Under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan (“2009 Equity Incentive Plan”), we awarded 264 shares of restricted stock in the first nine months of 2016 consisting of 234 unissued shares subject to future performance criteria and 30 issued shares. The market value of the 30 issued restricted shares of $500 at the date of grant is being amortized over the respective vesting periods of one to four years. The 234 unissued shares subject to performance criteria have a market value of $3,891 at the date of grant and vesting periods of one to three years.

The following table details long-term compensation plan and stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Restricted stock	$1,123	$1,049	$4,066	$2,726
Long-term compensation plan	456	509	1,391	1,382

Total Non-Cash Compensation	$1,579	$1,558	$5,457	$4,108

Note 10 – Common Stock and Earnings per Share

In connection with the 2009 Equity Incentive Plan, during the nine months ended September 30, 2016, we issued 90 total shares of restricted common stock, 30 shares for awards granted in the first nine months of 2016 and 60 performance shares related to awards provisioned in prior years.

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three and nine months ended September 30, 2016 and 2015 follow:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income - continuing operations	$494	$11,186	$5,520	$38,710
Net income (loss) - discontinued operations	(16)	(4)	(17)	(42)

Net income	$478	$11,182	$5,503	$38,668

Weighted average common shares outstanding
Basic	39,736	39,580	39,709	39,563
Incremental shares with dilutive effect:
Restricted stock awards	98	153	77	148

Diluted	39,834	39,733	39,786	39,711

Basic income (loss) per share
Continuing operations	$0.01	$0.28	$0.14	$0.97
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Total net income per share	$0.01	$0.28	$0.14	$0.97

Diluted income (loss) per share
Continuing operations	$0.01	$0.28	$0.14	$0.97
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Total net income per share	$0.01	$0.28	$0.14	$0.97

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

General

The following discussion is based upon our consolidated results of operations for the three and nine months ended September 30, 2016 and 2015 (percentages in the discussion, except for returns on average net cash balances, are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Economic Conditions: Our revenue may vary significantly with changes in the economic conditions in the countries in which we currently sell products. With our current concentration of revenue in Europe and specifically in the banking and finance vertical market, significant changes in the economic outlook for the European Banking market may have a significant effect on our revenue.

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

We believe economic conditions in Europe may limit our growth opportunities in the Enterprise and Application Security market.

During June 2016, voters in the United Kingdom passed a referendum providing for withdrawal from the European Union. While customer revenues from the United Kingdom and transactions denominated in British pounds are not significant, uncertainty surrounding withdrawal of the United Kingdom from the European Union may be a negative influence on normal ordering patterns within the European Banking market.

The European Banking market has been challenged by weak economic conditions and increased regulatory and risk mandates. Strategic priorities of many banks include improving efficiencies, and addressing regulatory and risk issues. To improve efficiencies, many banks have significantly reduced headcount while pursuing enhanced online and mobile customer services. Bank regulation periodically addresses enhanced cyber and data security. We believe our products are well positioned for online and mobile offerings and provide enhanced security, however, economic conditions, reduced headcount, and the transitioning of priorities may cause disruption in normal ordering patterns.

In the three and nine months ended September 30, 2016, revenue from our Europe, Middle East and Africa (“EMEA”) region, accounted for 54% and 50%, respectively of total revenue as compared to 66% and 70% for the same periods of 2015. The decrease in revenue from our EMEA region in the third quarter and first nine months of 2016 reflected delivery of a significant amount of card readers using our CRONTO technology to Rabobank in 2015.

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

Income Taxes: Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). All our IP is owned by three subsidiaries, one in the U.S., one in Switzerland, and one in Canada. The U.S. and Swiss subsidiaries have entered into agreements with most of the other VASCO entities under which those other entities provide services to our U.S. and Swiss subsidiaries on either a percentage of revenue or on a cost plus basis or both. Under this structure, the earnings of our service provider subsidiaries are relatively constant. These service provider companies tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings tend to flow to the U.S. company and the Swiss company. Earnings flowing to the U.S. company are expected to be taxed at a rate of 34% to 40%, while earnings flowing to the Swiss company are expected to be taxed at a rate ranging from 10 % to 12%. The Canadian subsidiary currently sells and services directly to global customers.

With the majority of our revenues being generated outside of the U.S., our consolidated effective tax rate is strongly influenced by the effective tax rate of our foreign operations. Changes in the effective rate related to foreign operations reflect changes in the geographic mix of where the earnings are realized and the tax rates in each of the countries in which it is earned. The statutory tax rates for the primary foreign tax jurisdictions range from 8% to 34%.

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

Comparison of Results for the Three and Nine Months Ended September 30, 2016 and 2015

Currency Fluctuations: In the third quarter and first nine months of 2016, approximately 85% and 88%, respectively of our revenue was generated outside the United States. While the majority of our revenues are generated outside of the United States, the majority of our revenue in the third quarter and first nine months of 2016 were denominated in U.S. Dollars. We estimate that 64% and 71% of our revenues were denominated in U.S. Dollars in the third quarter and first nine months of 2016. In addition, in the third quarter and first nine months of 2016, approximately 78% and 79%, respectively, of our operating expenses were generated outside of the United States. As a result, changes in currency exchange rates, especially from the Euro to U.S. Dollar, can have a significant impact on revenue and expenses.

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

The Euro, on average, strengthened against the U.S. Dollar approximately 0.6% for the quarter, and weakened 0.8% for the nine months ended September 30, 2016, as compared to the same periods in 2015. We estimate that the change in currency rates in 2016 compared to 2015 resulted in an increase in revenue of approximately $165 and decrease of approximately $281 for the quarter and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 and a decrease in operating expenses of approximately $7 for the quarter and $638 for the nine months ended September 30, 2016, respectively, compared to the same periods in 2015.

The financial position and the results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Canada, Switzerland, and Singapore, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates generated other comprehensive gains of $7 and losses of $425, for the third quarter and first nine months of 2016, respectively, compared to losses of $10 and $2,272 for the same periods in 2015. These amounts are included as a separate component of stockholders’ equity. The functional currency for our subsidiaries in Canada, Switzerland and Singapore is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other non-operating income (expense). Foreign exchange transaction losses aggregating $110 in the third quarter of 2016 compare to exchange losses of $294 in the third quarter of 2015. Foreign exchange transaction gains aggregating $152 in the first nine months of 2016 compare to transaction losses of $1,062 in the first nine months of 2015.

Revenue

Revenue by Geographic Regions: We classify our sales by customers’ location in four geographic regions: 1) EMEA, which includes Europe, the Middle East and Africa; 2) the United States, which for our purposes includes sales in Canada; 3) Asia Pacific; and 4) Other Countries, including Australia, Latin America and India. The breakdown of revenue in each of our major geographic areas was as follows:

	EMEA	United States	Asia Pacific	Other Countries	Total
Three months ended September 30:
Revenue:
2016	$22,829	$6,559	$11,548	$2,712	$43,648
2015	$39,362	$2,522	$12,206	$5,937	60,027
Percent of Total:
2016	52%	15%	27%	6%	100%
2015	66%	4%	20%	10%	100%
Nine months ended September 30:
Revenue:
2016	$71,915	$16,773	$45,126	$10,893	$144,707
2015	$132,322	$8,208	$34,361	$15,664	$190,555
Percent of Total:
2016	50%	12%	31%	7%	100%
2015	70%	4%	18%	8%	100%

Total revenue in the third quarter of 2016 decreased $16,379, or 27%, from the third quarter of 2015. For the first nine months of 2016, total revenue decreased $45,848 or 24% from the first nine months of 2015. These differences are largely attributed to revenues from card readers sold to Rabobank during the third quarter and first nine months of 2015. Revenues from all other customers, excluding eSignLive, decreased 5.1% for the third quarter of 2016 as compared to the third quarter of 2015, and increased by 2% for the first nine months of 2016 as compared to the same period in 2015.

Please see the discussion below under “Revenue by Target Market” for additional information regarding the changes in revenue from the Banking and the Enterprise and Application Security markets.

Revenue generated in EMEA during the third quarter of 2016 was $22,829, or 42%, lower than the third quarter of 2015. For the first nine months, revenue generated in EMEA was $71,915, or 46% lower than the first nine months of 2015. The decrease in revenues in both the third quarter and first nine months of 2016 compared to the same periods in 2015, results from the sale of card readers to Rabobank discussed above are recorded as EMEA revenue. Revenues from all other customers increased $1,469, or 7% for the third quarter of 2016 as compared to the third quarter of 2015, and decreased $3,402, or 5% for the first nine months of 2016 as compared to the same period in 2015.

Revenue generated in the United States for the third quarter was $6,559, or 160%, higher than the third quarter of 2015. For the first nine months, revenue generated in the United States was $16,773, or 104% higher than the first nine months of 2015. Excluding the impact of the eSignLive acquisition, revenues increased $315, or 12% for the third quarter of 2016 as compared to the third quarter of 2015, and decreased $282, or 3% for the first nine months of 2016 as compared to the same period in 2015.

Revenue generated in the Asia Pacific region during the third quarter of 2016 was $11,548, or 5%, lower than the third quarter of 2015. For the first nine months of 2016 revenue was $45,126, or 31% higher than the first nine months of 2015.

Revenue generated from Other Countries during the third quarter of 2016 was $2,712, or 54%, lower than the third quarter of 2015. For the first nine months of 2016 revenue was $10,893, or 30%, lower than the first nine months of 2015.

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

	Banking	Enterprise & Application Security	Total
Three months ended September 30:
Revenue:
2016	$30,203	$13,445	$43,648
2015	$52,919	$7,108	$60,027
Percent of Total:
2016	69%	31%	100%
2015	88%	12%	100%
Nine months ended September 30:
Revenue:
2016	$109,751	$34,956	$144,707
2015	$168,001	$22,554	$190,555
Percent of Total:
2016	76%	24%	100%
2015	88%	12%	100%

Revenue in the third quarter of 2016 from the Banking market decreased $22,716, or 43%, from the third quarter of 2015 and revenue from the Enterprise and Application Security market increased $6,337, or 89%, in the same period. Revenue for the first nine months of 2016 from the Banking market decreased $58,250, or 35%, compared to the first nine months of 2015, while revenue from the Enterprise and Application Security market increased $12,402 or 55% in the same period. Revenues from the Banking market for the three and nine months ended September 30, 2016 compared to the same periods in 2015, excluding revenues from the sale of card readers to Rabobank, decreased 14% and 1%, respectively.

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

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue from continuing operations for the three and nine months ended September 30, 2016 and 2015:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	26.5%	39.6%	27.7%	41.0%

Gross profit	73.5%	60.4%	72.3%	59.0%
Operating costs:
Sales and marketing	33.3%	14.7%	31.3%	15.0%
Research and development	15.5%	7.3%	13.9%	7.1%
General and administrative	17.6%	14.2%	17.3%	11.4%
Amortization of purchased intangible assets	5.0%	1.8%	4.6%	1.7%

Total operating costs	71.4%	38.0%	67.1%	35.2%

Operating income	2.1%	22.4%	5.2%	23.8%
Interest income	0.5%	0.2%	0.3%	0.1%
Other income, net	0.3%	-0.1%	0.5%	0.0%

Income from continuing operations before income taxes	2.9%	22.5%	6.0%	23.9%
Provision for income taxes	1.8%	3.9%	2.2%	3.6%

Net income from continuing operations	1.1%	18.6%	3.8%	20.3%

Gross Profit

Consolidated gross profit for the quarter ended September 30, 2016 was $32,101, a decrease of $4,171, or 12%, from the quarter ended September 30, 2015. Gross profit as a percentage of revenue (gross profit margin) was 74% for the quarter ended September 30, 2016, as compared to 60% for the quarter ended September 30, 2015. The increase in gross profit as a percentage of revenue for the third quarter of 2016 compared to 2015 primarily reflects:

•	Decrease in lower margin cardreaders as a portion of total revenues.

•	Increase in higher margin software solutions as a portion of total revenues.

•	Increase in higher margin Enterprise and Application Security market revenues as a portion of total revenues.

Consolidated gross profit for the nine months ended September 30, 2016 was $104,554, a decrease of $7,890, or 7%, from the comparable period in 2015. Gross profit as a percentage of revenue (gross profit margin) was 72% for the nine months ended September 30, 2016 and 59% for the nine months ended September 30, 2015. The increase in gross profit as a percentage of revenue for the first nine months of 2016 compared to 2015 primarily reflects the same factors noted above for the comparison of the third quarter of 2016 to the third quarter of 2015.

The gross margins generated from the banking market in any specific period will vary based on a number of factors including, but not limited to, the products sold, the quantity sold, the geographic location of the sales and competition based on product or geography. Generally, we experience significant competition when the sale involves card readers. Card readers generally have a gross profit margin that is approximately 25 to 35 percentage points lower than other hardware-related margins due to competitive pricing pressures. There are a number of competitors in the EMV (Europay, Mastercard and VISA) market that produce card reader products with fewer features at a lower cost than our products. Card readers represented 7% and 11% of our total revenue in the third quarter and first nine months of 2016, respectively, as compared to 35% and 40% of our total revenue in the third quarter and first nine months of 2015.

The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies including the Euro. As the U.S. Dollar weakened against the Euro in the third quarter of 2016 compared to the third quarter of 2015, revenue from third quarter sales made in Euros increased, as measured in U.S. Dollars, without a corresponding change in the cost of goods sold. For the first nine months of 2016, the U.S. Dollar strengthened against the Euro compared to the first nine months of 2015. The impact from changes in currency rates are estimated to have increased revenue by approximately $165 in the third quarter and decreased revenue by approximately $281 in the first nine months of 2016. Had the currency rates in 2016 been equal to the rates in 2015, the gross profit margin would have been approximately 0.1 percentage points lower for the third quarter of 2016 and 0.1 percentage points higher for the first nine months of 2016.

The increase in the percentage of revenue from the Enterprise and Application Security market reflected revenue increases of 89% and 55% for the third quarter and first nine months of 2016, respectively. Revenue from the Banking market decreased 43% and 35% in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015. Revenue from our Enterprise and Application Security market, which generally has margins that are 30 to 40 percentage points higher than the Banking market, was 31% and 24% of our total revenue in the third quarter and first nine months of 2016, respectively, compared to 12% of total revenue in the third quarter and first nine months of 2015.

Similarly, revenue from our non-hardware products generally has margins that are 30 to 40 percentage points higher than our hardware products. The amount of revenue from our non-hardware products increased 57% and 41% in the third quarter and first nine months of 2016, respectively, compared to the comparable periods of 2015. Non-hardware revenues as a percentage of total revenue increased from 21% and 20% in the third quarter and first nine months of 2015, respectively, to 46% and 38% of revenue in the third quarter and first nine months of 2016, respectively.

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

Generally, the most significant factor driving our operating expenses is our headcount. Direct compensation and benefit plan expenses generally represent between 55% and 65% of our operating expenses. In addition, a number of other expense categories are directly related to headcount. We attempt to manage our headcount within the context of the economic environments in which we operate and the investments we believe we need to make for our infrastructure to support future growth and for our products to remain competitive. For the third quarter and first nine months of 2016, average headcount was 61% and 56% higher, respectively, than the same periods in 2015. On a consolidated basis, our operating expenses for the quarter and nine months ended September 30, 2016 were $31,189 and $97,142, respectively, an increase of $8,372, or 37%, from the third quarter of 2015, and an increase of $29,983, or 45%, from the nine months ended September 30, 2015. The increase in consolidated operating expenses for the third quarter and first nine months of 2016 compared to the same periods in 2015 was primarily related to:

•	the addition of eSignLive operations

•	increased average headcount

•	increased long-term incentive plan expense

•	increased amortization of purchased intangible assets

Historically, operating expenses can be impacted by changes in foreign exchange rates. As noted above, we estimate that the change in currency rates in 2016 compared to 2015 resulted in a decrease in operating expenses of approximately $7 for the three months ended Septermber 30, 2016 and $638 for the nine months ended September 30, 2016, compared to the same periods in 2015.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Operating expenses for the third quarter and first nine months of 2016 included $1,579 and $5,457, respectively, of expenses related to long-term incentive plan costs compared to $1,558 and $4,108 of long-term incentive plan costs for the third quarter and first nine months of 2015, respectively.

Sales and Marketing Expenses

Sales and marketing expenses for the quarter ended September 30, 2016 were $14,535, an increase of $5,693, or 64%, from the third quarter of 2015. Consolidated sales and marketing expenses for the nine months ended September 30, 2016, were $45,266, an increase of $16,650, or 58%, from the same period of 2015. This increase for both periods reflects the inclusion of eSignLive’s sales and marketing operating expenses, as well as increased headcount.

Average full-time sales, marketing, support, and operating employee headcount for the three and nine months ended September 30, 2016 was 299 and 285, respectively compared to 185 and 184 for the three and nine months ended September 30, 2015, respectively. Headcount was 62% higher for the third quarter of 2016 compared to the third quarter of 2015 and 55% higher for the nine months ended September 30, 2016 when compared to the same period in 2015.

Research and Development Expenses

Research and development expenses for the quarter ended September 30, 2016, were $6,776, an increase of $2,398, or 55%, from the third quarter of 2015. Research and development costs for the nine months ended September 30, 2016, were $20,179, an increase of $6,714, or 50%, from the same period of 2015. The increase in research and development for both periods reflected the impact of eSignLive and increased headcount.

Average full-time research and development employee headcount for the three and nine months ended September 30, 2016 was 232 and 224 compared to 138 for the third quarter and 136 for the nine months ended September 30, 2015. Headcount was approximately 68% and 65% higher for the third quarter and first nine months of 2016, respectively, when compared to the same periods in 2015.

General and Administrative Expenses

General and administrative expenses for the quarter ended September 30, 2016, were $7,682, a decrease of $824, or 10%, from the third quarter of 2015. Consolidated general and administrative expenses for the nine months ended September 30, 2016, were $25,074, an increase of $3,344, or 15%, compared to the same period of 2015. The decrease in general and administrative expenses in the third quarter of 2016 compared to the third quarter of 2015 primarily reflected a decrease in professional fees partially offset by an increase in headcount and expenses associated with eSignLive. The increase in general and administrative expenses for the first nine months of 2016 compared to the same period in 2015 primarily reflected increased headcount and expenses associated with eSignLive.

Average full-time general and administrative employee headcount for the three and nine months ended September 30, 2016 was 84 and 82 compared to 60 and 58 for the three and nine months ended September 30, 2015, respectively. Average headcount for the third quarter of 2016 was 40% higher than the third quarter of 2015 and approximately 41% higher for the first nine months of 2016 compared to the same period in 2015.

Amortization of Intangible Assets

Amortization of intangible assets for the three and nine months ended September 30, 2016 was $2,196 and $6,623, respectively, compared to $1,091 and $3,348 for the same periods of 2015. The increase in amortization expense largely relates to amortization of intangibles acquired in the eSignLive acquisition.

Interest Income

Interest income was $229 and $504 for the three and nine months ended September 30, 2016 as compared to $107 and $284 for the same periods of 2015. The increase in interest income for 2016 compared to the same periods in 2015 primarily reflects an increase in the average interest rate earned on the invested balances partially offset by a decrease in the average invested balance.

Other Income (Expense), Net

Other income (expense) primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our research and development in those countries and other miscellaneous non-operational, non-recurring expenses.

Other income for the three and nine months ended September 30, 2016 was $134 and $749 compared to losses of $25 and $28 for the same periods of 2015. Other income included exchange losses of $110 and gains of $152 for the three and nine months ended September 30, 2016, respectively, compared to exchange losses of $294 and $1,062 for the same periods in 2015.

Income Taxes

Income tax expense for the three and nine months ended September 30, 2016 was $781 and $3,145, respectively, a decrease of $1,570 and $3,686 from the same periods 2015. The decrease in tax expense in 2016 from 2015 is primarily attributable to lower pretax income partially offset by an increase in the effective tax rate.

Our estimated annual tax rate for 2016 before discrete items is expected to be 28%. This is lower than the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates, partly offset by valuation allowances on taxable losses. Discrete items related to changes in estimates upon completion of tax filings, the measurement period adjustment described in Note 4 and changes to tax rates on deferred tax liabilities increased the full-year 2016 effective rate to 37%.

Our effective tax rate for the three and nine months ended September 30, 2015 was 17% and 15%, respectively. The tax rate was lower than the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates.

At December 31, 2015, we had foreign tax credit carryforwards of $2,835 for future U.S. tax returns. These foreign tax credits expire in 2023. We have not provided a valuation reserve for the foreign tax credits as we believe it is more likely than not that they will be realized.

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

Loss from Discontinued Operations

We reported after-tax losses from discontinued operations of $16 and $17 for the three and nine months ended September 30, 2016, respectively, compared to losses of $4 and $42 for the comparable periods in 2015. The losses include ongoing expenses related to the bankruptcy and discontinuation of the DigiNotar business in the first quarter of 2011.

Liquidity and Capital Resources

At September 30, 2016, we had net cash balances (total cash, cash equivalents and restricted cash less bank borrowings) of $31,457 and short-term investments of $110,082. At December 31, 2015, we had net cash balances of $78,522 and short-term investments of $44,961. We had no outstanding debt or restricted cash at September 30, 2016, or December 31, 2015.

Short-term investments at September 30, 2016, and December 31, 2015, consisting of high quality commercial paper with maturities of less than six months, were held by our U.S. and Swiss entities and issued by domestic and foreign corporations.

Our working capital at September 30, 2016 was $136,913, an increase of $9,238 or 7% from $127,675 at December 31, 2015. The increase in the combined balance of cash and short-term investments as well as the increase in working capital at September 30, 2016 from December 31, 2015 primarily reflects the benefit from the cash flow from operations for the first nine months of 2016.

As of September 30, 2016, we held $24,063 of cash and short-term investments in banks outside of the United States. Of that amount, $22,934 is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.

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

The adoption of ASU 2016-09 had no impact on results for the three months ended September 30, 2016. For the nine months ended September 30, 2016 adoption of ASU 2016-09 resulted in an increase to the provision for income taxes of $184 that otherwise would have been credited to additional paid in capital. Similarly, for the nine months ended September 30, 2016, as a result of the adoption of ASU 2016-09, cashflows from operating activities decreased $184 and cashflows from financing activities increased by the same amount. The impact of this ASU on future periods is dependent on our stock price at the time restricted stock awards vest.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three and nine months ended September 30, 2016. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Changes in Internal Controls

Except for implemented controls over eSignLive, there were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and nine months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On November 25, 2015, we acquired Silanis Technology, Inc. (eSignLive). As a result, in our Annual Report on Form 10-K for the period ended December 31, 2015, eSignLive was excluded from our assessment of internal control over financial reporting. We are in the process of documenting and testing the internal controls over financial reporting of eSignLive, and will include it in our annual assessment of internal control over financial reporting for our fiscal year ending December 31, 2016. eSignLive is a wholly-owned subsidiary. Assets of eSignLive represent 28 percent of total consolidated assets. eSignLive revenues represent 9 percent and 6 percent of consolidated revenues for the three and nine months ended September 30, 2016, respectively.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to the legal matters described below, we are, from time to time, involved in routine legal matters incidental to the conduct of our business, including legal matters such as to protect our intellectual property rights and resolve employment claims. We believe that the ultimate resolution of any such current routine matter will not have a material adverse effect on our continued financial position, results of operations or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three month period ended September 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2016 through July 31, 2016	0	$0.00	0	0
August 1, 2016 through August 31, 2016	0	$0.00	0	0
September 1, 2016 through September 30, 2016	0	$0.00	0	0

(1.)	All transactions represent surrender of vested shares in satisfaction of mandatory minimum tax withholdings by grantees under the 2009 Equity Incentive Plan.
(2.)	The Company has no publicly announced plans or programs to repurchase its shares.

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

Item 6. Exhibits.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2016.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2016.

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2016.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2016.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2016.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Mark S. Hoyt
Mark S. Hoyt
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2016.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2016.

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2016.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2016.

Exhibit 101.INS – XBRL Instance Document

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB - XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document