Form 10-Q
period 2017-03-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2017-05-04
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

There were 40,197,960 shares of Common Stock, $.001 par value per share, outstanding at April 29, 2017.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended March 31, 2017

This report contains trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, Digipass as a Service, MYDIGIPASS.COM, DIGIPASS, VACMAN, aXsGUARD, IDENTIKEY, Cronto, and eSignLive.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$56,278	$49,345
Short term investments	89,698	94,856
Accounts receivable, net of allowance for doubtful accounts of $541 in 2017 and $535 in 2016	35,237	36,693
Inventories, net	18,823	17,420
Prepaid expenses	4,190	3,249
Other current assets	5,172	5,596

Total current assets	209,398	207,159

Property and equipment
Furniture and fixtures	5,676	5,547
Office equipment	13,281	13,028

	18,957	18,575
Accumulated depreciation	(15,814)	(15,294)

Property and equipment, net	3,143	3,281

Intangible assets, net of accumulated amortization	44,361	46,549
Goodwill	54,706	54,409
Other assets	16,431	15,872

Total assets	$328,039	$327,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	7,437	8,915
Deferred revenue	38,102	36,364
Accrued wages and payroll taxes	12,572	10,894
Income taxes payable	1,680	4,594
Other accrued expenses	5,204	5,464
Deferred compensation	1,972	1,729

Total current liabilities	66,967	67,960

Other long-term liabilities	1,881	1,878
Deferred income taxes	1,000	853

Total liabilities	69,848	70,691

Stockholders’ equity
Preferred stock: 500 shares authorized, none issued and outstanding at March 31, 2017 or December 31, 2016	0	0
Common stock: $.001 par value per share, 75,000 shares authorized; 40,198 and 40,097 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	40	40
Additional paid-in capital	87,871	87,481
Accumulated income	179,124	178,551
Accumulated other comprehensive loss	(8,844)	(9,493)

Total stockholders’ equity	258,191	256,579

Total liabilities and stockholders’ equity	$328,039	$327,270

See accompanying notes to unaudited condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2017	2016
Revenue
Product and license	$31,561	$38,731
Services and other	10,404	8,036

Total revenue	41,965	46,767

Cost of goods sold
Product and license	9,540	12,811
Services and other	2,513	1,852

Total cost of goods sold	12,053	14,663

Gross profit	29,912	32,104

Operating costs
Sales and marketing	13,702	12,870
Research and development	5,856	5,568
General and administrative	7,853	8,327
Amortization of purchased intangible assets	2,199	2,224

Total operating costs	29,610	28,989

Operating income	302	3,115

Interest income, net	290	109
Other income, net	214	361

Income before income taxes	806	3,585
Provision for income taxes	233	1,386

Net income	$573	$2,199

Basic income per share	$0.01	$0.06

Diluted income per share	$0.01	$0.06

Weighted average common shares outstanding:
Basic	39,760	39,681

Diluted	39,770	39,755

See accompanying notes to unaudited condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended March 31,
	2017	2016
Net income	$573	$2,199
Other comprehensive income -
Cumulative translation adjustment	644	815
Pension adjustment, net of tax	5	0

Comprehensive income	$1,222	$3,014

See accompanying notes to unaudited condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$573	$2,199
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	2,633	2,622
Deferred tax expense (benefit)	(395)	(547)
Stock-based compensation	544	1,547
Changes in assets and liabilities:
Accounts receivable, net	1,715	(7,749)
Inventories, net	(1,403)	2,594
Other current assets	(738)	(337)
Accounts payable	(1,507)	(217)
Income taxes payable	(2,914)	(917)
Accrued expenses	1,265	(1,284)
Deferred compensation	243	(1,373)
Deferred revenue	1,691	6,611

Net cash provided by operating activities	1,707	3,149

Cash flows from investing activities:
Purchase of short term investments	(69,626)	(19,935)
Maturities of short term investments	75,000	10,018
Additions to property and equipment	(242)	(1,246)
Other assets	(5)	(33)

Net cash provided by (used in) investing activities	5,127	(11,196)

Cash flows from financing activities:
Tax payments for restricted stock issuances	(154)	(421)

Net cash used in financing activities	(154)	(421)

Effect of exchange rate changes on cash	253	267

Net increase (decrease) in cash	6,933	(8,201)
Cash and equivalents, beginning of year	49,345	78,522

Cash and equivalents, end of period	$56,278	$70,321

See accompanying notes to unaudited condensed consolidated financial statements.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of VASCO and its subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Revision of Previously Issued Financial Statements

Cost of goods sold, gross profit and operating expenses for the three months ended March 31, 2016 reflected in the statements of operations have been revised from amounts previously reported to correct immaterial errors previously disclosed in Note 1, Revision of Previously Issued Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016. Specifically, cost of goods sold increased by $1,824 and gross profit and operating expenses each decreased from the respective amounts previously reported by $1,824 for the three months ended March 31, 2016.

In addition, in accordance with SEC requirements, revenue is presented in two categories, Product and License Revenue and Service and Other Revenue. Product and License Revenue includes hardware products and software licenses. Service and Other Revenue includes software as a service (“SaaS”) solutions, maintenance and support, and professional services. Additional adjustments were made to present cost of goods sold consistent with these two categories.

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

For the three month periods ended March 31, 2017, foreign currency transactions resulted in a loss of $24 compared to a gain of $199 for the same period in 2016.

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

Inventories, net

Inventories, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the first-in-first-out (FIFO) method. We write down inventory when it appears that the carrying cost of the inventory may not be recovered through subsequent sale of the inventory. The company analyzes the quantity of inventory on hand, the quantity sold in the past year, the anticipated sales volume in the form of sales to new customers as well as sales to previous customers, the expected sales price and the cost of making the sale when evaluating the valuation of our inventory. If the sales volume or sales price of a specific model declines significantly, additional write downs may be required.

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

Long Term Investments

Included in Other Assets are minority equity investments in companies we believe may be beneficial in executing our strategy. At March 31, 2017 and December 31, 2016, investments were $4,073. In accordance with ASC 325, the investments are recorded at cost and evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Software Development Costs

We capitalize software development costs in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. No software development costs were capitalized during the three months ended March 31, 2017.

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

Fair Value of Financial Instruments

At March 31, 2017 and December 31, 2016, our financial instruments were cash equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined using level one inputs as defined in ASC 820, Fair Value Measurements and Disclosures. The fair values of the financial instruments were not materially different from their carrying amounts at March 31, 2017 and December 31, 2016.

Accounting for Leases

All of our leases are operating leases. Rent expense on facility leases is charged evenly over the life of the lease, regardless of the timing of actual payments.

Goodwill and Other Intangibles

Intangible assets arising from business combinations such as acquired technology, customer relationships, and other intangible assets, are originally recorded at fair value. Intangible assets other than patents with definite lives are amortized over the useful life, generally three to seven years for proprietary technology and five to twelve years for customer relationships. Patents are amortized over the life of the patent, generally 20 years in the U.S.

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

Stock-Based Compensation

We have stock-based employee compensation plans, described in Note 6. ASC 718-10, Stock Compensation requires us to estimate the fair value of restricted stock granted to employees, directors and others and to record compensation expense equal to the estimated fair value. Compensation expense is recorded on a straight-line basis over the vesting period. Forfeitures are recorded as incurred.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which provides guidance on assessing whether an entity is a principal or an agent in a revenue transaction and whether an entity reports revenue on a gross or net basis.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which provides guidance on identifying performance obligations and accounting for licenses of intellectual property.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which makes narrow-scope amendments to ASU No. 2014-09 and provides practical expedients to simplify the transition to the new standard and clarify certain aspects of the standard.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which makes narrow-scope amendments to ASU No. 2014-09.

We are currently evaluating the impact of the new revenue recognition guidance including any impacts on associated processes, systems, and internal controls. Our evaluation includes determining the unit of account (i.e., performance obligations) and standalone selling price of each performance obligation. Standalone selling prices under the new guidance may not be substantially different from our current methodologies of establishing fair value on multiple element arrangements. Based on initial assessments, we have identified certain arrangements where revenue may be recognized earlier as compared to current practice. We expect to recognize term license revenue upon delivery, rather than over the term of the arrangement. We expect to capitalize certain sales commissions upon adoption of the new standard and are currently in the process of evaluating the period over which to amortize these capitalized costs. We continue to evaluate the impact of this guidance and subsequent amendments on our consolidated financial position, results of operations, and cash flows, and any preliminary assessments are subject to change. We will adopt this guidance as of the first quarter of 2018. We expect to determine the transition method in the second quarter of 2017.

We adopted ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory as of January 1, 2017. ASU 2015-11 requires measurement of inventory at the lower of cost or net realizable value, defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Adoption of ASU 2015-11 did not have a significant impact on our financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 of the goodwill impairment test, requiring determination of the implied fair value of goodwill by allocating the reporting unit fair value to assets and liabilities as if the reporting unit was acquired in a business acquisition. Updated guidance requires goodwill impairment equal to the excess of the carrying value over the fair value of the respective reporting unit. Updated guidance is effective beginning January 1, 2020 and will be applied on a prospective basis. Early adoption is permitted. We are currently evaluating the impact of this updated guidance.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The updated accounting guidance requires changes to the presentation of the components of net periodic benefit cost on the income statement by requiring service cost be presented with other employee compensation costs and other components of net periodic pension cost be presented outside of any subtotal of operating income. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization. The guidance is effective for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the effect the guidance will have on the Company’s financial statements.

Note 2 - Inventories, net

Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the FIFO method.

Inventories, net are comprised of the following:

	March 31,	December 31,
	2017	2016
Component parts	$7,460	$8,360
Work-in-process and finished goods	11,363	9,060

Total	$18,823	$17,420

Note 3 – Goodwill

Goodwill activity for the three months ended March 31, 2017 consisted of the following:

Net balance at December 31, 2016	$54,409
Additions	0
Net foreign currency translation	297

Net balance at March 31, 2017	$54,706

March 31, 2017 balance at cost	$55,521
Accumulated amortization	(815)

Net balance at March 31, 2017	$54,706

Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuations.

Note 4 – Intangible Assets

Intangible asset activity for the three months ended March 31, 2017 is detailed in the following table.

	Capitalized	Customer		Total Intangible
	Technology	Relationships	Other	Assets
Net balance at December 31, 2016	11,392	24,774	10,383	46,549
Additions	0	0	5	5
Net foreign currency translation	3	3	0	6
Amortization expense	(1,115)	(438)	(646)	(2,199)

Net balance at March 31, 2017	$10,280	$24,339	$9,742	$44,361

March 31, 2017 balance at cost	$38,029	$27,767	$13,252	$79,048
Accumulated amortization	(27,749)	(3,428)	(3,510)	(34,687)

Net balance at March 31, 2017	$10,280	$24,339	$9,742	$44,361

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations.

Note 5 – Income Taxes

Our estimated annual tax rate for 2017 is expected to be 42%. This is higher than the U.S. statutory rate of 34% primarily due to valuation allowances on taxable losses, primarily in Canada, partially offset by income in foreign jurisdictions taxed at lower rates.

Our estimated annual tax rate for 2016 was expected to be 28% in the first quarter. This was lower than the U.S. statutory rate of 34% primarily due to income in foreign jurisdictions taxed at lower rates partially offset by valuation allowances on taxable losses. Discrete items related to a measurement period adjustment and changes to tax rates on deferred tax liabilities increased the first quarter effective rate to 39%.

At December 31, 2016, we had foreign tax credit carryforwards of $7,027 for future U.S. tax returns. These foreign tax credits expire in 2023 through 2026. We have not provided a valuation reserve for the foreign tax credits as we believe it is more likely than not that they will be realized.

At December 31, 2016, we had deferred tax assets of $16,655 resulting from foreign and state NOL carryforwards of $58,110 and other foreign deductible carryforwards of $16,817. At December 31, 2016, we had a valuation allowance of $6,192 against deferred tax assets related to certain carryforwards.

Note 6 – Long-Term Compensation Plan and Stock Based Compensation

Under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan (“2009 Equity Incentive Plan”), we awarded 237 shares of restricted stock in the first quarter of 2017 consisting of 126 unissued shares subject to future performance criteria and 111 issued shares. The market value of the 111 issued restricted shares of $1,630 at the date of grant is being amortized over the vesting period of one year. The market value of the 126 unissued shares subject to performance criteria of $1,845 at the date of grant is being amortized over the respective vesting periods of one to four years.

The following table details long-term compensation plan and stock-based compensation expense for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Restricted stock	$544	$1,547
Long-term compensation plan	556	486

Total Non-Cash Compensation	$1,100	$2,033

Note 7 – Common Stock and Earnings per Share

In connection with the 2009 Equity Incentive Plan, during the three months ended March 31, 2017, we issued 122 total shares of restricted common stock, 111 shares for awards granted in the first quarter of 2016 and 11 performance shares related to awards provisioned in prior years.

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three months ended March 31, 2017 and 2016 follow:

	Three months ended March 31,
	2017	2016
Net income	$573	$2,199

Weighted average common shares outstanding:
Basic	39,760	39,681
Incremental shares with dilutive effect:
Restricted stock awards	10	74

Diluted	39,770	39,755

Basic income per share	$0.01	$0.06

Diluted income per share	$0.01	$0.06

Note 8 – Contingencies

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

On July 28, 2015 a putative class action complaint was filed in the United States District Court for the Northern District of Illinois, captioned Linda J. Rossbach v. Vasco Data Security International, Inc., et al., case number 1:15-cv-06605, naming VASCO and certain of its current and former executive officers as defendants and alleging violations under the Securities Exchange Act of 1934, as amended. The suit was purportedly filed on behalf of a putative class of investors who purchased VASCO securities between April 28, 2015 and July 28, 2015, and seeks to recover damages allegedly caused by the defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. Pursuant to a September 1, 2015 scheduling order entered by the court, the lead plaintiff, once appointed, will have sixty days to file an amended complaint or notify the defendants that the lead plaintiff intends to rely on the current complaint. On January 30, 2017, the appointed lead plaintiff filed an amended complaint in which the allegations regarding OFAC related matters were dropped and replaced with allegations regarding public disclosures made by the defendants in April 2015 as compared to public statements made in July 2015, generally regarding the strength of the Company’s business and its future prospects. The defendants filed a motion to dismiss the complaint on March 31, 2017. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against the action vigorously. VASCO is indemnifying Messrs. Hunt, Valcke, and Bown for this matter.

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

In February 2017, we learned that one of our integrated reseller customers, and certain of its end customers, were named as defendants in a patent infringement lawsuit in Japan related to our CRONTO technology. We have indemnification obligations in favor of our customer and are working with them to defend such suit. We believe there are strong grounds to argue that the plaintiff’s patent is invalid and we are defending our technology vigorously. However, the outcome of this suit is uncertain. If the plaintiff were able to succeed in this case and impede our ability to sell, and our customers’ ability to use, products utilizing our CRONTO technology, then such result could have a material adverse impact on our business and results of operations.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended concerning, among other things, our expectations regarding the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and services and the anticipated future growth in certain markets in which we currently market and sell our products and services or anticipate selling and marketing our products or services in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect”, “believe”, “will”, “anticipate”, “emerging”, “intend”, “plan”, “could”, “may”, “estimate”, “should”, “objective”, “goal”, “possible”, “potential”, “projected” and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These additional risks, uncertainties and other factors have been described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2016 and include, but are not limited to, (a) risks of general market conditions, including currency fluctuations and the uncertainties resulting from turmoil in world economic and financial markets, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasingly sophisticated hacking attempts, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, and changing government regulations, and (c) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers. These risks, uncertainties and other factors include the risk that VASCO will not integrate eSignLive into the global business of VASCO successfully and the amount of time and expense spent and incurred in connection with the integration; the risk that the revenue synergies, cost savings and other economic benefits that VASCO anticipates as a result of the acquisition are not fully realized or take longer to realize than expected. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements. Except for our ongoing obligations to disclose material information as required by the U.S. federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

General

The following discussion is based upon our consolidated results of operations for the three months ended March 31, 2017 and 2016 (percentages in the discussion, except for returns on average net cash balances, are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We design, develop and market digital solutions for identity, security, and business productivity that protect and facilitate transactions online, via mobile devices, and in-person. We are a global leader in providing anti-fraud and digital transaction management solutions to financial institutions and other businesses. Our solutions secure access to data, assets, and applications for global enterprises; provide tools for application developers to easily integrate security functions into their web-based and mobile applications; and facilitate digital transactions involving the signing, sending, and managing of documents. Our core technologies, multi-factor authentication and transaction signing, strengthen the process of preventing hacking attacks against online and mobile transactions to allow companies to transact business safely with remote customers.

Our solutions include both open standards-based and proprietary solutions, some of which are patented products and services used for authentication, e-signing transactions and documents, and identity management.

Our primary product and service lines consist of four categories:

On-premises Solutions

•	VACMAN Controller: Core host system software authentication platform.

•	IDENTIKEY Authentication Server and Appliances: Software that adds full server functionality to the VACMAN core authentication platform.

•	eSignLive: Electronic signature and document managment solution.

•	IDENTIKEY Risk Manager (IRM): Risk analysis solution that enables a proactive, real-time approach to fraud prevention.

Client-based Anti-fraud Solutions

•	DIGIPASS Hardware Authenticators: A broad family of multi-application hardware authenticators in a variety of form factors and feature sets to meet the diverse security needs of clients across multiple vertical markets.

•	DIGIPASS Software-based Solutions: Authenticators operating on non-VASCO devices, such as PCs, mobile phones, and tablets. Software authenticators include DIGIPASS for Apps, and DIGIPASS for Mobile.

Cloud Solutions

•	eSignLive: Electronic signature and document managment solution provided on a SaaS basis.

•	MYDIGIPASS: Cloud-based identity solution for e-government and eID services.

Developer Tools

•	DIGIPASS for Apps: Enables user authentication and fraud detection in mobile applications and protects mobile applications from reverse engineering and cloning.

Our security solutions are sold worldwide through our direct sales force, as well as through distributors, resellers and systems integrators. Our sales force is able to offer each customer a choice of an on-site implementation using our traditional on-premises model or a cloud implementation for some solutions using our services platform.

Our product offerings, including authentication, anti-fraud, and electronic signature solutions, provide a flexible and affordable means of establishing trust in users, their devices, and the transactions that they are conducting. Many of our authentication products calculate dynamic passwords, also known as one-time passwords (“OTP”) that authenticate users logging into applications and onto corporate networks. In addition, our anti-fraud products can be used to enable electronic signatures to protect electronic transactions and the integrity of the contents of such transactions.

Industry Growth: We do not believe that there are accurate measurements of the total industry’s size or the industry’s growth rate. We believe, however, the market for authentication, anti-fraud, and electronic signature solutions will continue to grow driven by new government regulations, growing awareness of the impact of cyber-crime, and the growth in commerce transacted electronically. The issues driving the growth are global issues and the rate of adoption in each country is a function of that country’s culture, the competitive position of businesses operating in that country, the country’s overall economic conditions and the degree to which businesses and consumers within the country use technology.

Economic Conditions: Our revenue may vary significantly with changes in the economic conditions in the countries in which we currently sell products. With our current concentration of revenue in Europe and specifically in the banking and finance vertical market, significant changes in the economic outlook for the European Banking market may have a significant effect on our revenue.

There continues to be significant global economic uncertainty, including Europe, our most important market. While the European Union and European Central Bank continue to implement programs in response to changing economic conditions, Europe continues to struggle with sovereign debt issues and weakening currencies. As a result, Europe may continue to face difficult economic conditions in 2017. Should the sovereign debt issue escalate, economic difficulties may negatively impact the global economy and our business.

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

In the first quarter of 2017, revenue from our Europe, Middle East and Africa (“EMEA”) region, which accounted for 44% of our total revenue, decreased 18% compared to the first quarter of 2016.

Cybersecurity: Our use of technology is increasing and is critical in three primary areas of our business:

1.	Software and information systems that we use to help us run our business more efficiently and cost effectively;

2.	Our products for integration into customer software applications contain technology incorporating the use of secret numbers and encryption technology; and

3.	Products and services that process information through our servers (or in the cloud from our customers’ perspective).

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

In the case of products integrated into customer software applications, we believe that the risk of a potential cyber incident is minimal. We offer customers the ability to either create the secret numbers themselves or have us create the numbers on their behalf. When asked to create the numbers, we do so in a secure environment with limited physical access and store the numbers on a system that is not connected to any other network, including other VASCO networks, and similarly, is not connected to the internet.

In the case of our products and services that include the active daily processing of the customer information on our servers or servers managed by others in a hosted environment, we believe a cyber incident could have a material impact on our future business. We also believe that these products may be more susceptible to cyber-attacks than our other products since it involves the active processing of customer information. A cyber incident involving these products in the future could substantially impair our ability to grow the business and we could suffer significant monetary and other losses and significant reputational harm.

To minimize the risk, we review our security procedures on a regular basis. Our reviews include the processes and software programs currently in use as well as new forms of cyber incidents and new or updated software programs that may be available in the market that would help mitigate the risk of incidents. Certain insurance coverages may apply to certain cyber incidents. Overall, we expect the cost of securing our networks will increase in future periods, whether through increased staff, systems or insurance coverage.

Income Taxes: Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). All our IP in our traditional authentication business is owned by two subsidiaries, one in the U.S., and one in Switzerland. The U.S. and Swiss subsidiaries have entered into agreements with most of the other VASCO entities under which those other entities provide services to our U.S. and Swiss subsidiaries on either a percentage of revenue or on a cost plus basis or both. Under this structure, the earnings of our service provider subsidiaries are relatively constant. These service provider companies tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings tend to flow to the U.S. company and the Swiss company. Earnings flowing to the U.S. company are expected to be taxed at a rate of 35% to 40%, while earnings flowing to the Swiss company are expected to be taxed at a rate ranging from 10% to 12%.

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

Comparison of Results for the Three months ended March 31, 2017 and 2016

Currency Fluctuations: In the first quarter of 2017, approximately 76% of our revenue was generated outside the United States. While the majority of our revenues are generated outside of the United States, the majority of our revenue in the first quarter of 2017 were denominated in U.S. Dollars. We estimate that 63% of our revenues for the first quarter of 2017 were denominated in U.S. Dollars. In addition, in the first quarter of 2017, approximately 74% of our operating expenses were generated/incurred outside of the United States. As a result, changes in currency exchange rates, especially the Euro to U.S. Dollar exchange rate and the Canadian Dollar to U.S. Dollar exchange rate, can have a significant impact on revenue and expenses.

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

The U.S. Dollar, on average, strengthened against the Euro approximately 3% for the quarter ended March 31, 2017, as compared to the same periods in 2016. We estimate that the change in currency rates in 2017 compared to 2016 resulted in a decrease in revenue of approximately $795 for the quarter ended March 31, 2017 compared to the same period in 2016 and a decrease in operating expenses of approximately $645 for the first quarter compared to the same periods in 2016.

The financial position and the results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Canada, Switzerland and Singapore, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates generated other comprehensive income of $644 for the first quarter of 2017, and other comprehensive loss of $815 in the first quarter of 2016. These amounts are included as a separate component of stockholders’ equity. The functional currency for our subsidiaries in Canada, Switzerland and Singapore is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other income, net. Foreign exchange transaction losses aggregating $24 in the first quarter of 2017 compare to gains of $199 in the first quarter of 2016.

Revenue

Revenue by Geographic Regions: We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, the Middle East and Africa; 2) the Americas, which includes sales in North, Central, and South America; and 3) Asia Pacific (APAC), which also includes Australia, New Zealand, and India. The breakdown of revenue in each of our major geographic areas was as follows:

Three months ended March 31:

	EMEA	Americas	APAC	Total
Total Revenue:
2017	18,370	12,124	11,472	41,966
2016	20,514	7,524	18,728	46,766
Percent of Total:
2017	44%	29%	27%	100%
2016	44%	16%	40%	100%

Total revenue of $41,966 for the first quarter of 2017 decreased $4,800, or 10%, from the first quarter of 2016. Revenue from Rabobank in the first quarter of 2017 was less than 1% of total revenues compared to 7% of total revenue in the first quarter of 2016.

EMEA revenue of $18,370 for the first quarter of 2017 decreased $2,144 or 10% from the first quarter of 2016. The decrease in revenue in the first quarter of 2017 compared to the first quarter of 2016 was primarily attributable to the decrease in revenue from Rabobank previously noted.

Revenue of $12,124 from the Americas region for the first quarter of 2017 increased $4,600, or 61% from the first quarter of 2016. The increase for the first quarter of 2017 compared to the same period in 2016 was primarily due to increased revenues from non-hardware products, including eSignLive.

APAC revenue of $11,472 for the first quarter of 2017 decreased $7,256 or 39%, from the first quarter of 2016. The decrease in revenues for the first quarter 2017 compared to the first quarter of 2016 was primarily driven by a decrease in hardware revenues.

With our sales and licensing business model, we believe the comparison of revenues is heavily influenced by the timing of when orders are received and goods are shipped reflecting the transactional nature of our business where the absolute amount of revenue in any given period is a reflection of transactions closed in that period. Because of the volatility in our business, we believe that the overall strength of our business is best evaluated over a longer term where the impact of transactions being recorded in any given period are not as significant as they appear to be in a quarter-over-quarter comparison.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue from continuing operations for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Revenue
Products	75.2%	82.8%
Services and other	24.8%	17.2%

Total revenue	100.0%	100.0%

Cost of goods sold
Products	22.7%	27.4%
Services and other	6.0%	4.0%

Total cost of goods sold	28.7%	31.4%
Gross profit	71.3%	68.6%

Operating costs
Sales and marketing	32.7%	27.5%
Research and development	14.0%	11.9%
General and administrative	18.7%	17.8%
Amortization of purchased intangible assets	5.2%	4.8%

Total operating costs	70.6%	62.0%

Operating income	0.7%	6.7%

Interest income, net	0.7%	0.2%
Other income, net	0.5%	0.8%

Income before income taxes	1.9%	7.7%
Provision for income taxes	0.6%	3.0%

Net income	1.4%	4.7%

Gross Profit

Consolidated gross profit for the quarter ended March 31, 2017 was $29,912, a decrease of $2,192, or 7%, from the quarter ended March 31, 2016. Gross profit as a percentage of revenue (gross profit margin) was 71% for the quarter ended March 31, 2017, as compared to 69% for the quarter ended March 31, 2016. The increase in gross profit as a percentage of revenue for the first quarter of 2017 compared to 2016 primarily reflects a decrease in hardware revenue as a percentage of total revenue; resulting in lower margin products representing a smaller percentage of revenue.

Gross margins in any specific period varies based on a number of factors including, product, quantity, geographic location and competition. Generally, we experience significant competition when the sale involves card readers. Card readers generally have a gross profit margin that is approximately 25 to 35 percentage points lower than other hardware-related margins due to competitive pricing pressures. Card readers represented 8% of our total revenue in the first quarter of 2017, as compared to 15% of our total revenue in the first quarter of 2016.

The majority of our inventory purchases are denominated in U.S. Dollars. Sales are denominated in various currencies including the Euro. As the U.S. Dollar strengthened against the Euro in the first quarter of 2017 compared to the same period in 2015, revenue from sales made in Euros decreased, as measured in U.S. Dollars, without a corresponding change in the cost of goods sold. As noted earlier, the impact from changes in currency rates are estimated to have decreased revenue by approximately $795 in the first quarter of 2017. Had the currency rates in 2017 been equal to the rates in 2016, the gross profit margin would have been approximately 0.5 percentage points higher in the first quarter of 2017.

Our non-hardware products generally have margins that are 30 to 40 percentage points higher than our hardware products. As a percentage of total revenue, non-hardware revenue was 52% in the first quarter of 2017 compared to 36% in the first quarter of 2016.

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

Generally, the most significant factor driving our operating expenses is our headcount. Direct compensation and benefit plan expenses generally represent between 55% and 65% of our operating expenses. In addition, a number of other expense categories are directly related to headcount. We attempt to manage our headcount within the context of the economic environments in which we operate and the investments we believe we need to make for our infrastructure to support future growth and for our products to remain competitive. For the first quarter of 2017, average headcount was 10% higher than the same period in 2016. On a consolidated basis, our operating expenses for the quarter ended March 31, 2017 was $29,610, an increase of $621 or 2%, from the first quarter of 2016. The increase in consolidated operating expenses for the first quarter of 2017 compared to the same period in 2016 was primarily related to;

•	Additional headcount

partially offset by;

•	reduced compensation related expenses including long-term incentive compensation

•	the benefit of the strengthening of the U.S. Dollar to the Euro and other foreign currencies.

Historically, operating expenses can be impacted by changes in foreign exchange rates. As noted above, we estimate that the change in currency rates in 2017 compared to 2016 resulted in a decrease in operating expenses of approximately $645 for the first quarter ended March 31, 2017, compared to the same period in 2016.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Operating expenses for the first quarter of 2017 included $1,100, of expenses related to long-term incentive plan and stock-based compensation costs compared to $2,033 of long-term incentive plan and stock-based compensation costs for the first quarter of 2016.

Sales and Marketing Expenses

Consolidated sales and marketing expenses for the quarter ended March 31, 2017 were $13,703, an increase of $830, or 6%, from the first quarter of 2016. The increase in sales and marketing expenses primarily reflects additional compensation expense.

Average full-time sales, marketing, support, and operating employee headcount for the three months ended March 31, 2017 was 303 compared to 271 for the three months ended March 31, 2016. Headcount was approximately 12% higher for the first quarter of 2017 compared to the first quarter of 2016.

Research and Development Expenses

Consolidated research and development expenses for the quarter ended March 31, 2017, were $5,856, an increase of $290, or 5%, from the first quarter of 2016. The increase in research and development is largely due to an increase in expenses related to external consultants, partially offset by an increase in government subsidies.

Average full-time research and development employee headcount for the three months ended March 31, 2017 was 231 compared to 216 for the three months ended March 31, 2016. Headcount was approximately 7% higher for the first quarter of 2017 compared to the first quarter of 2016.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarter ended March 31, 2017, were $7,853, a decrease of $474, or 5%, from the first quarter of 2016. The decrease in general and administrative expenses in the first quarter of 2017 compared to the comparable period in 2016 primarily reflected the decrease in compensation and long-term incentive plan expenses.

Average full-time general and administrative employee headcount for the three months ended March 31, 2017 was 87 compared to 80 for the three months ended March 31, 2016. Average headcount for the first quarter of 2017 was 9% higher than in the first quarter of 2016.

Amortization of Intangible Assets

Amortization of intangible assets for the first quarter of 2017 was $2,199, a decrease of $24 compared to the first quarter of 2016.

Interest Income

Consolidated net interest income was $290 in the first quarter of 2017 as compared to $109 in the first quarter of 2016. The increase in interest income for the first quarter of 2017 compared to the same periods in 2016 reflects an increase in the average interest rate earned on the invested balances and an increase in the average invested balance.

Our average combined balance of cash, cash equivalents, and short-term investments in the first quarter of 2017 of $149,941 was 17% higher than in the first quarter of 2016. Our annual return on invested cash was approximately 0.80% for the first quarter compared to 0.34% for the comparable period in 2016.

Other Income (Expense), Net

Other income (expense) primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our research and development in those countries and other miscellaneous non-operational, non-recurring expenses.

Other income for the first three months of 2017 was $214 compared to $361 for the first three months of 2016. Other income included exchange gains of $24 for the three months ended March 31, 2017 compared to exchange losses of $198 for the three months ended March 31, 2016.

Income Taxes

Income tax expense for the first quarter of 2017 was $233 a decrease of $1,153 from the first quarter of 2016. The decrease in tax expense in 2017 from 2016 is primarily attributable to lower pretax income.

Our estimated annual tax rate for 2017 before discrete items is expected to be 42%. This is higher than the U.S. statutory rate primarily due to valuation allowances on taxable losses, primarily Canada, partly offset by income in foreign jurisdictions taxed at lower rates. Our ultimate tax rate will depend on the mix of earnings in various jurisdictions.

Our estimated annual tax rate for 2016 before discrete items was expected to be 28% in the first quarter. This is lower than the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates, partly offset by valuation allowances on taxable losses, primarily in Canada. Discrete items related to the measurement period adjustment and changes to tax rates on deferred tax liabilities increased the full-year 2016 effective rate to 31% and increased the first quarter effective rate to 39%.

At December 31, 2016, we had foreign tax credit carryforwards of $7,027 for future U.S. tax returns. These foreign tax credits expire in 2023 through 2026. We have not provided a valuation reserve for the foreign tax credits as we believe it is more likely than not that they will be realized.

At December 31, 2016, we had deferred tax assets of $16,655 resulting from foreign and state NOL carryforwards of $58,110 and other foreign deductible carryforwards of $16,817. At December 31, 2016, we had a valuation allowance of $6,192 against deferred tax assets related to certain carryforwards.

Liquidity and Capital Resources

At March 31, 2017, we had net cash balances (total cash, cash equivalents and restricted cash less bank borrowings) of $56,278 and short-term investments of $89,698. At December 31, 2016, we had net cash balances of $49,345 and short-term investments of $94,856. We had no outstanding debt or restricted cash at March 31, 2017, or December 31, 2016.

Short-term investments at March 31, 2017, and December 31, 2016, consisting of high quality commercial paper with maturities of less than nine months, were held by our U.S. and Swiss entities and issued by domestic and foreign corporations.

Our working capital at March 31, 2017 was $142,431, an increase of $3,232 or 2% from $139,199 at December 31, 2016. The increase in the combined balance of cash and short-term investments as well as the increase in working capital at March 31, 2017 from December 31, 2016 primarily reflects the benefit from the cash flow from operations for the first quarter of 2017.

As of March 31, 2017, we held $32,065 of cash and short-term investments in banks outside of the United States. Of that amount, $31,781 is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which provides guidance on assessing whether an entity is a principal or an agent in a revenue transaction and whether an entity reports revenue on a gross or net basis.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which provides guidance on identifying performance obligations and accounting for licenses of intellectual property.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which makes narrow-scope amendments to ASU No. 2014-09 and provides practical expedients to simplify the transition to the new standard and clarify certain aspects of the standard.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which makes narrow-scope amendments to ASU No. 2014-09.

We are currently evaluating the impact of the new revenue recognition guidance including any impacts on associated processes, systems, and internal controls. Our evaluation includes determining the unit of account (i.e., performance obligations) and standalone selling price of each performance obligation. Standalone selling prices under the new guidance may not be substantially different from our current methodologies of establishing fair value on multiple element arrangements. Based on initial assessments, we have identified certain arrangements where revenue may be recognized earlier as compared to current practice. We expect to recognize term license revenue upon delivery, rather than over the term of the arrangement. We expect to capitalize certain sales commissions upon adoption of the new standard and are currently in the process of evaluating the period over which to amortize these capitalized costs. We continue to evaluate the impact of this guidance and subsequent amendments on our consolidated financial position, results of operations, and cash flows, and any preliminary assessments are subject to change. We will adopt this guidance as of the first quarter of 2018. We expect to determine the transition method in the second quarter of 2017.

We adopted ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory as of January 1, 2017. ASU 2015-11 requires measurement of inventory at the lower of cost or net realizable value, defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Adoption of ASU 2015-11 did not have a significant impact on our financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 of the goodwill impairment test, requiring determination of the implied fair value of goodwill by allocating the reporting unit fair value to assets and liabilities as if the reporting unit was acquired in a business acquisition. Updated guidance requires goodwill impairment equal to the excess of the carrying value over the fair value of the respective reporting unit. Updated guidance is effective beginning January 1, 2020 and will be applied on a prospective basis. Early adoption is permitted. We are currently evaluating the impact of this updated guidance.

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The updated accounting guidance requires changes to the presentation of the components of net periodic benefit cost on the income statement by requiring service cost be presented with other employee compensation costs and other components of net periodic pension cost be presented outside of any subtotal of operating income. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization. The guidance is effective for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the effect the guidance will have on the Company’s financial statements.

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

There have been no material changes in our market risk during the three months ended March 31, 2017. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who, respectively, are our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure (i) the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness in our internal control over financial reporting described below and further in our Annual Report on Form 10-K for the year ended December 31, 2016, our disclosure controls and procedures were not effective as of March 31, 2017.

Changes in Internal Controls

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, Management identified control deficiencies that constituted a material weakness in our internal control over financial reporting as of December 31, 2016. The deficiencies related to the acquisition and integration of Silanis Technology, Inc.

The Company has implemented additional controls and is in the process of executing a remediation plan. Management expects remediation of the material weakness will be completed in fiscal year 2017.

Subject to the foregoing, there were no changes in our internal control over financial reporting during our quarter ended March 31, 2017 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 28, 2015 a putative class action complaint was filed in the United States District Court for the Northern District of Illinois, captioned Linda J. Rossbach v. Vasco Data Security International, Inc., et al., case number 1:15-cv-06605, naming VASCO and certain of its current and former executive officers as defendants and alleging violations under the Securities Exchange Act of 1934, as amended. The suit was purportedly filed on behalf of a putative class of investors who purchased VASCO securities between April 28, 2015 and July 28, 2015, and seeks to recover damages allegedly caused by the defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. Pursuant to a September 1, 2015 scheduling order entered by the court, the lead plaintiff, once appointed, will have sixty days to file an amended complaint or notify the defendants that the lead plaintiff intends to rely on the current complaint. On January 30, 2017, the appointed lead plaintiff filed an amended complaint in which the allegations regarding OFAC related matters were dropped and replaced with allegations regarding public disclosures made by the defendants in April 2015 as compared to public statements made in July 2015, generally regarding the strength of the Company’s business and its future prospects. The defendants filed a motion to dismiss the complaint on March 31, 2017. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against the action vigorously. VASCO is indemnifying Messrs. Hunt, Valcke, and Bown for this matter.

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

In February 2017, we learned that one of our integrated reseller customers, and certain of its end customers, were named as defendants in a patent infringement lawsuit in Japan related to our CRONTO technology. We have indemnification obligations in favor of our customer and are working with them to defend such suit. We believe there are strong grounds to argue that the plaintiff’s patent is invalid and we are defending our technology vigorously. However, the outcome of this suit is uncertain. If the plaintiff were able to succeed in this case and impede our ability to sell, and our customers’ ability to use, products utilizing our CRONTO technology, then such result could have a material adverse impact on our business and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three month period ended March 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2017 through January 31, 2017	0	0	0	0
February 1, 2017 through February 28, 2017	0	0	0	0
March 1, 2017 through March 31, 2017	11,952	$12.90	0	0

(1.)	All transactions represent surrender of vested shares in satisfaction of mandatory minimum tax withholdings by grantees under the 2009 Equity Incentive Plan.
(2.)	The Company has no publicly announced plans or programs to repurchase its shares.

Item 5.	Other Information.

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

Item 6. Exhibits.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2017.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2017.

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2017.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2017.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2017.

VASCO Data Security International, Inc.

/s/ T. Kendall Hunt
T. Kendall Hunt
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Mark S. Hoyt
Mark S. Hoyt
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2017.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2017.

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2017.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2017.

Exhibit 101.INS – XBRL Instance Document

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB - XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document