Form 10-Q
period 2017-06-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2017-08-03
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer ,a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

There were 40,166,582 shares of Common Stock, $.001 par value per share, outstanding at July 29, 2017.

VASCO Data Security International, Inc.

Form 10-Q

For The Quarterly Period Ended June 30, 2017

This report contains trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, Digipass as a Service, MYDIGIPASS.COM, DIGIPASS, VACMAN, aXsGUARD, IDENTIKEY, Cronto, and eSignLive.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$56,402	$49,345
Short term investments	99,814	94,856
Accounts receivable, net of allowance for doubtful accounts of $650 in 2017 and $535 in 2016	28,315	36,693
Inventories, net	17,675	17,420
Prepaid expenses	3,642	3,249
Other current assets	4,655	5,596

Total current assets	210,503	207,159
Property and equipment
Furniture and fixtures	5,918	5,547
Office equipment	14,030	13,028

	19,948	18,575
Accumulated depreciation	(16,658)	(15,294)

Property and equipment, net	3,290	3,281
Goodwill	55,763	54,409
Intangible assets, net of accumulated amortization	42,212	46,549
Other assets	17,212	15,872

Total assets	$328,980	$327,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,377	$8,915
Deferred revenue	30,588	36,364
Accrued wages and payroll taxes	11,227	10,894
Income taxes payable	1,881	4,594
Other accrued expenses	5,193	5,464
Deferred compensation	824	1,729

Total current liabilities	58,090	67,960
Other long-term liabilities	9,489	1,878
Deferred income taxes	821	853

Total liabilities	68,400	70,691

Stockholders’ equity
Preferred stock: 500 shares authorized, none issued and outstanding at June 30, 2017 or December 31, 2016	0	0
Common stock: $.001 par value per share, 75,000 shares authorized; 40,165 and 40,097 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	40	40
Additional paid-in capital	88,358	87,481
Accumulated income	179,234	178,551
Accumulated other comprehensive loss	(7,052)	(9,493)

Total stockholders’ equity	260,580	256,579

Total liabilities and stockholders’ equity	$328,980	$327,270

See accompanying notes to unaudited condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue
Product and license	$34,472	$45,804	$66,032	$84,535
Services and other	11,222	8,489	21,626	16,525

Total revenue	45,694	54,293	87,658	101,060
Cost of goods sold
Product and license	11,045	15,714	20,585	28,525
Services and other	2,601	2,028	5,113	3,881

Total cost of goods sold	13,646	17,742	25,698	32,406
Gross profit	32,048	36,551	61,960	68,654
Operating costs
Sales and marketing	15,339	15,659	29,043	28,528
Research and development	6,320	6,242	12,176	11,807
General and administrative	8,588	9,062	16,441	17,392
Amortization of purchased intangible assets	2,201	2,202	4,399	4,427

Total operating costs	32,448	33,165	62,059	62,154

Operating income (loss)	(400)	3,386	(99)	6,500
Interest income, net	340	166	630	275
Other income, net	373	252	588	614

Income before income taxes	313	3,804	1,119	7,389
Provision for income taxes	203	979	436	2,365

Net income	$110	$2,825	$683	$5,024

Basic income per share	$0.00	$0.07	$0.02	$0.13

Diluted income per share	$0.00	$0.07	$0.02	$0.13

Weighted average common shares outstanding:
Basic	39,797	39,710	39,783	39,695

Diluted	39,842	39,769	39,843	39,762

See accompanying notes to unaudited condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$110	$2,825	$683	$5,024
Other comprehensive income - Cumulative translation adjustment	1,786	(1,247)	2,430	(433)
Pension Adjustment , net of tax	6	0	11	0

Comprehensive income	$1,902	$1,578	$3,124	$4,591

See accompanying notes to unaudited condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$683	$5,024
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	5,258	5,275
Loss on asset disposal	0	14
Deferred tax expense (benefit)	(1,134)	(2,726)
Stock-based compensation	1,076	2,943
Changes in assets and liabilities:
Accounts receivable, net	9,560	(3,065)
Inventories, net	(255)	2,699
Other current assets	102	324
Accounts payable	(748)	(891)
Income taxes payable	(2,740)	1,310
Accrued expenses	(435)	(953)
Deferred compensation	(906)	(944)
Deferred revenue	1,682	5,889
Other long-term liabilities	(177)	(7)

Net cash provided by operating activities	11,966	14,892

Cash flows from investing activities:
Purchase of short term investments	(99,459)	(70,096)
Maturities of short term investments	95,000	14,876
Additions to property and equipment	(716)	(1,793)
Additions to intangible assets	(40)	(12)
Other assets	0	(83)

Net cash used in investing activities	(5,215)	(57,108)

Cash flows from financing activities:
Tax payments for restricted stock issuances	(199)	(1,000)

Net cash used in financing activities	(199)	(1,000)

Effect of exchange rate changes on cash	505	271
Net increase (decrease) in cash	7,057	(42,945)
Cash and equivalents, beginning of year	49,345	78,522

Cash and equivalents, end of period	$56,402	$35,577

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

Note 1—Summary of Significant Accounting Policies

Nature of Operations

VASCO Data Security International, Inc. (“VASCO”) and its wholly owned subsidiaries design, develop, market and support hardware and software security systems that manage and secure access to information assets. VASCO has operations in Austria, Australia, Belgium, Brazil, Canada, China, France, Japan, The Netherlands, Singapore, Switzerland, the United Arab Emirates, the United Kingdom, and the United States (“U.S.”).

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

Revision of Previously Issued Financial Statements

Cost of goods sold, gross profit and operating expenses for the three and six months ended June 30, 2016 reflected in the statements of operations have been revised from amounts previously reported to correct immaterial errors previously disclosed in Note 1, Revision of Previously Issued Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016. Specifically, for the three and six months ended June 30, 2016, cost of goods sold increased by $1,974 and $3,798 and gross profit and operating expenses each decreased from the respective amounts previously reported by $1,974 and $3,798, respectively.

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

For the three and six month periods ended June 30, 2017, foreign currency transactions resulted in a loss of $23 and $47, respectively, compared to gains of $64 and $262 for the same periods in 2016.

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

Long-term deferred revenue of $7,491 is included in Other long-term liabilities at June 30, 2017.

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

Long Term Investments

Included in Other Assets are minority equity investments in companies we believe may be beneficial in executing our strategy. At June 30, 2017 and December 31, 2016, investments were $4,073. In accordance with ASC 325, the investments are recorded at cost and evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Software Development Costs

We capitalize software development costs in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. No software development costs were capitalized during the three months and six months ended June 30, 2017.

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

Fair Value of Financial Instruments

At June 30, 2017 and December 31, 2016, our financial instruments were cash equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined using level one inputs as defined in ASC 820, Fair Value Measurements and Disclosures. The fair values of the financial instruments were not materially different from their carrying amounts at June 30, 2017 and December 31, 2016.

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

In December 2016, FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which makes narrow-scope amendments to ASU No. 2014-09.

We are currently evaluating the impact of the new revenue recognition guidance including any impacts on associated processes, systems, and internal controls. Our evaluation includes determining the unit of account (i.e., performance obligations) and standalone selling price of each performance obligation. Standalone selling prices under the new guidance may not be substantially different from our current methodologies of establishing fair value on multiple element arrangements. Based on initial assessments, we have identified certain arrangements where revenue may be recognized earlier as compared to current practice. We expect to recognize term license revenue upon delivery, rather than over the term of the arrangement. We expect to capitalize certain sales commissions upon adoption of the new standard and are currently in the process of evaluating the period over which to amortize these capitalized costs. We continue to evaluate the impact of this guidance and subsequent amendments on our consolidated financial position, results of operations, and cash flows, and any preliminary assessments are subject to change. We will adopt this guidance as of the first quarter of 2018. We expect to adopt the cumulative effect transition method.

We adopted ASU 2015-11, Inventory (Topic 330) – Simplifying the Measurement of Inventory as of January 1, 2017. ASU 2015-11 requires measurement of inventory at the lower of cost or net realizable value, defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Adoption of ASU 2015-11 did not have a significant impact on our financial statements.

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

In January 2017, The FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 defines a business in the context of a set of transferred assets and activities. ASU 2017-01 is effective for annual and interim periods in fiscal years beginning after December 15, 2017 and applied prospectively. Early adoption is permitted. The Company is currently evaluating the effect the guidance will have on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 of the goodwill impairment test, requiring determination of the implied fair value of goodwill by allocating the reporting unit fair value to assets and liabilities as if the reporting unit was acquired in a business acquisition. Updated guidance is effective beginning January 1, 2020 and will be applied on a prospective basis. Early adoption is permitted. We are currently evaluating the impact of this updated guidance.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The updated accounting guidance requires changes to the presentation of the components of net periodic benefit cost on the income statement by requiring service cost be presented with other employee compensation costs and other components of net periodic pension cost be presented outside of any subtotal of operating income. The ASU also stipulates that only the service costs component of net benefit cost is eligible for capitalization. The guidance is effective for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the effect the guidance will have on the Company’s financial statements.

Note 2 – Inventories, net

Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizeable value. Cost is determined using the FIFO method.

Inventories, net are comprised of the following:

	June 30,	December 31,
	2017	2016
Component parts	$6,354	$8,360
Work-in-process and finished goods	11,321	9,060

Total	$17,675	$17,420

Note 3 – Goodwill

Goodwill activity for the six months ended June 30, 2017 consisted of the following:

Net balance at December 31, 2016	$54,409
Additions	0
Net foreign currency translation	1,354

Net balance at June 30, 2017	$55,763

Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuations.

Note 4 – Intangible Assets

Intangible asset activity for the six months ended June 30, 2017 is detailed in the following table.

	Capitalized	Customer		Total Intangible
	Technology	Relationships	Other	Assets
Net balance at December 31, 2016	11,392	24,774	10,383	46,549
Additions	0	0	40	40
Net foreign currency translation	12	10	0	22
Amortization expense	(2,230)	(1,039)	(1,130)	(4,399)

Net balance at June 30, 2017	$9,174	$23,745	$9,293	$42,212

June 30, 2017 balance at cost	$38,337	$27,802	$13,297	$79,436
Accumulated amortization	(29,163)	(4,057)	(4,004)	(37,224)

Net balance at June 30, 2017	$9,174	$23,745	$9,293	$42,212

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations.

Note 5 – Income Taxes

Our estimated annual tax rate for 2017 before discrete items is expected to be 22%. This is lower than the U.S. statutory rate of 34% primarily due to income in foreign jurisdictions taxed at lower rates, partially offset by valuation allowances on taxable losses, primarily in Canada. Our effective tax rate for the second quarter was 65%. The effective rate in the second quarter was impacted by the mix of earnings in various jurisdictions and the low pre-tax income. Our ultimate tax rate will depend on the mix of earnings in various jurisdictions.

Our estimated annual tax rate for 2016 before discrete items was expected to be 26% in the second quarter. This was lower than the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates, partially offset by valuation allowances on taxable losses. Discrete items related to a measurement period adjustment and changes to tax rates on deferred tax liabilities increased the full-year 2016 effective rate to 29%. The effective tax rate for the second quarter was 26%.

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

Note 6 – Long-Term Compensation Plan and Stock Based Compensation

Under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan (“2009 Equity Incentive Plan”), we awarded 237 shares of restricted stock in the first quarter of 2017 consisting of 126 unissued shares subject to future performance criteria and 111 issued shares. During the second quarter of 2017, we awarded an additional 23 shares of restricted stock consisting of 14 unissued shares subject to future performance criteria and 9 issued shares. The market value of the 120 issued restricted shares of $1,764 at the date of grant is being amortized over the vesting period of one to four years. The market value of the 140 unissued shares subject to performance criteria of $2,046 at the date of grant is being amortized over the vesting period of three years.

The following table details long-term compensation plan and stock-based compensation expense for the three and six months ended June 30, 2017 and 2016:

	Three months		Six months
	ended June 30,		ended June 30,
	2017	2016	2017	2016
Restricted stock	$532	$1,396	$1,076	$2,943
Long-term compensation plan	300	449	856	935

Total Non-Cash Compensation	$832	$1,845	$1,932	$3,878

Note 7 – Common Stock and Earnings per Share

In connection with the 2009 Equity Incentive Plan, during the six months ended June 30, 2017, we issued 131 total shares of restricted common stock, 120 shares for awards granted in 2017 and 11 performance shares related to awards provisioned in prior years.

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three and six months ended June 30, 2017 and 2016 follow:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$110	$2,825	$683	$5,024

Weighted average common shares outstanding:
Basic	39,797	39,710	39,783	39,695
Incremental shares with dilutive effect:
Restricted stock awards	45	59	60	67

Diluted	39,842	39,769	39,843	39,762

Basic income (loss) per share	$0.00	$0.07	$0.02	$0.13

Diluted income (loss) per share	$0.00	$0.07	$0.02	$0.13

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

The Audit Committee with the assistance of outside counsel completed their review in 2015. On December 15, 2015, we filed a letter with BIS (Office of Export Enforcement) with the conclusion that the products supplied to the distributor were not subject to United States Export Control jurisdiction. The Office of Export Enforcement issued a “no action” letter, concluding the voluntary self-disclosure process under the Export Administration Regulations.

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

On July 28, 2015 a putative class action complaint was filed in the United States District Court for the Northern District of Illinois, captioned Linda J. Rossbach v. Vasco Data Security International, Inc., et al., case number 1:15-cv-06605, naming VASCO and certain of its current and former executive officers as defendants and alleging violations under the Securities Exchange Act of 1934, as amended. The suit was purportedly filed on behalf of a putative class of investors who purchased VASCO securities between April 28, 2015 and July 28, 2015, and seeks to recover damages allegedly caused by the defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. Pursuant to a September 1, 2015 scheduling order entered by the court, the lead plaintiff, once appointed, will have sixty days to file an amended complaint or notify the defendants that the lead plaintiff intends to rely on the current complaint. On January 30, 2017, the appointed lead plaintiff filed an amended complaint in which the allegations regarding OFAC related matters were dropped and replaced with allegations regarding public disclosures made by the defendants in April 2015 as compared to public statements made in July 2015, generally regarding the strength of the Company’s business and its future prospects. This case is now referred to by the name of the new lead plaintiff, Bunk. The defendants filed a motion to dismiss the Bunk complaint on March 31, 2017. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against the action vigorously. VASCO is indemnifying Messrs. Hunt, Valcke, and Bown for this matter.

On October 9, 2015, a derivative complaint was filed in the United States District Court for the Northern District of Illinois, captioned Elizabeth Herrera v. Hunt, et al., case number 1:15-cv-08937, naming VASCO’s Board of Directors and certain of its current and former executive officers as individual defendants and the Company as a nominal defendant. The plaintiff in the Herrera case voluntarily dismissed the action on July 12, 2017. Two additional complaints, captioned Beth Seltzer v. Hunt, et al., case number 2015-ch-15541, and William Hooper v. Hunt, et al., case number 2016-ch-04054, were filed on October 22, 2015 and March 22, 2016, respectively, in the Circuit Court of Cook County, Illinois naming the same defendants.

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

On October 29, 2015, a defendant removed the Seltzer action to the United States District Court for the Northern District of Illinois. Thereafter, the plaintiff led a motion to remand the action back to the Circuit Court of Cook County, Illinois, which was denied on February 3, 2016. On February 9, 2016, the court granted an agreed motion for voluntary dismissal of the Seltzer action, which dismissed the action with prejudice as to the named plaintiff’s individual claims. As for the Hooper action, the court granted a stay on June 8, 2016 and on July 18, 2017, the plaintiff in Hooper amended the complaint to largely mirror the amended complaint in Bunk.

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

On March 14, 2017, a complaint was filed in the United States District Court for the District of Massachusetts, captioned StrikeForce Technologies, Inc. v. Vasco Data Security International, Inc., et al., claiming VASCO infringed on certain patent rights of the plaintiff. On May 8, 2017, VASCO answered the complaint denying the allegations of patent infringement. The parties are currently engaged in early motion practice in the case. The plaintiff has also brought suit against various other companies in the cybersecurity industry. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend itself vigorously.

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

General

The following discussion is based upon our consolidated results of operations for the three and six months ended June 30, 2017 and 2016 (percentages in the discussion, except for returns on average net cash balances, are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our primary product and service lines consist of four categories:

On-premises Solutions

•	VACMAN Controller: Core host system software authentication platform.

•	IDENTIKEY Authentication Server and Appliances: Software that adds full server functionality to the VACMAN core authentication platform.

•	eSignLive: Electronic signature and document management solution.

•	IDENTIKEY Risk Manager (IRM): Risk analysis solution that enables a proactive, real-time approach to fraud prevention.

Client-based Anti-fraud Solutions

•	DIGIPASS Hardware Authenticators: A broad family of multi-application hardware authenticators in a variety of form factors and feature sets to meet the diverse security needs of clients across multiple vertical markets.

•	DIGIPASS Software-based Solutions: Authenticators operating on non-VASCO devices, such as PCs, mobile phones, and tablets. Software authenticators include DIGIPASS for Apps, and DIGIPASS for Mobile.

Cloud Solutions

•	eSignLive: Electronic signature and document management solution provided on a SaaS basis.

•	MYDIGIPASS: Cloud-based identity solution for e-government and eID services.

Developer Tools

•	DIGIPASS for Apps: Enables user authentication and fraud detection in mobile applications and protects mobile applications from reverse engineering and cloning.

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

In the second quarter and first half of 2017, revenue from our Europe, Middle East and Africa (“EMEA”) region comprised 48% and 46%, respectively of total revenue and decreased 10% compared to the same periods in 2016.

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

Comparison of Results for the Three and Six Months Ended June 30, 2017 and 2016

Currency Fluctuations: In the second quarter and first six months of 2017, approximately 80% and 78%, respectively, of our revenue was generated outside the United States. While the majority of our revenues are generated outside of the United States, the majority of our revenue in the second quarter and first six months of 2017 was denominated in U.S. Dollars. We estimate that 63% of our revenues for the second quarter and first six months of 2017 were denominated in U.S. Dollars. In addition, in the second quarter and first six months of 2017, approximately 75% and 74%, respectively, of our operating expenses were incurred outside of the United States. As a result, changes in currency exchange rates, especially the Euro to U.S. Dollar exchange rate and the Canadian Dollar to U.S. Dollar exchange rate, can have a significant impact on revenue and expenses.

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

The U.S. Dollar, on average, strengthened against the Euro approximately 3% for the second quarter and first half of 2017, as compared to the same periods in 2016. We estimate that the change in currency rates in 2017 compared to 2016 resulted in a decrease in revenue of approximately $303 and $1,098 for the quarter and six months ended June 30, 2017, respectively, compared to the same periods in 2016 and a decrease in operating expenses of approximately $507 and $1,152 for the second quarter and six months ended June 30, 2017 compared to the same periods in 2016.

The financial position and the results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Canada, Switzerland and Singapore, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates generated other comprehensive income of $1,786 and $2,430 for the second quarter and first six months of 2017, and other comprehensive loss of $1,247 and $433 for the second quarter and first six months of 2016. These amounts are included as a separate component of stockholders’ equity. The functional currency for our subsidiaries in Canada, Switzerland and Singapore is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other income, net. Foreign exchange transaction losses aggregating $24 in the second quarter of 2017 compare to gains of $64 in the second quarter of 2016. Foreign exchange transaction losses aggregating $47 in the first six months of 2017 compare to transaction gains of $262 in the first six months of 2016.

Revenue

Revenue by Geographic Regions: We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes sales in North, Central, and South America; and 3) Asia Pacific (APAC), which also includes Australia, New Zealand, and India. The breakdown of revenue in each of our major geographic areas was as follows:

Three months ended June 30:

	EMEA	Americas	APAC	Total
Total Revenue:
2017	$21,726	$11,416	$12,552	$45,694
2016	$24,181	$8,705	$21,407	$54,293
Percent of Total:
2017	48%	25%	27%	100%
2016	45%	16%	39%	100%

Six months ended June 30:

	EMEA	Americas	APAC	Total
Total Revenue:
2017	$40,096	$23,540	$24,022	$87,658
2016	$44,695	$16,229	$40,136	$101,060
Percent of Total:
2017	46%	27%	27%	100%
2016	44%	16%	40%	100%

Total revenue of $45,694 for the second quarter of 2017 decreased $8,599, or 16%, from the second quarter of 2016. For the first six months of 2017, total revenue of $87,658 decreased $13,402 or 13% from the first six months of 2016.

Revenue generated in EMEA during the second quarter of 2017 was $21,726, or 10% lower than the second quarter of 2016. For the first six months of 2017, revenue generated in EMEA was $40,096, or 10% lower than the first six months of 2016. The decrease is primarily caused by lower hardware revenues partially offset by improved non-hardware revenues.

Revenue generated in the Americas for the second quarter of 2017 was $11,416, or 31%, higher than the second quarter of 2016. For the first six months of 2017, revenue generated in the Americas was $23,540, or 45% higher than the first six months of 2016. The increase for the first quarter and first six months of 2017 compared to the same period in 2016 was primarily due to increased revenues from non-hardware products, including eSignLive.

Revenue generated in the Asia Pacific region during the second quarter of 2017 was $12,552, or 41%, lower than the second quarter of 2016. For the first six months of 2017, revenue was $24,022, or 40% lower than the first six months of 2016. The revenue decline for both periods was attributed to lower hardware revenues.

We believe comparison of revenues between periods is heavily influenced by the timing of orders and shipments reflecting the transactional nature of our business. As a result of the volatility in our business, we believe that the overall strength of our business is best evaluated over a longer term where the impact of transactions in any given period is not as significant as in a quarter-over-quarter comparison.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue
Products	75.4%	84.4%	75.3%	83.6%
Services and other	24.6%	15.6%	24.7%	16.4%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold
Products	24.2%	28.9%	23.5%	28.2%
Services and other	5.7%	3.8%	5.8%	3.9%

Total cost of goods sold	29.9%	32.7%	29.3%	32.1%
Gross profit	70.1%	67.3%	70.7%	67.9%
Operating costs:
Sales and marketing	33.6%	28.8%	33.1%	28.2%
Research and development	13.8%	11.5%	13.9%	11.7%
General and administrative	18.8%	16.7%	18.8%	17.2%
Amortization of purchased intangible assets	4.8%	4.1%	5.0%	4.4%

Total operating costs	71.0%	61.1%	70.8%	61.5%

Operating income	-0.9%	6.2%	-0.1%	6.4%
Interest income	0.7%	0.3%	0.7%	0.3%
Other income (expense)	0.8%	0.5%	0.7%	0.6%

Income before income taxes	0.6%	7.0%	1.3%	7.3%
Provision for income taxes	0.4%	1.8%	0.5%	2.3%

Net income	0.2%	5.2%	0.8%	5.0%

Gross Profit

Gross profit for the quarter ended June 30, 2017 was $32,048, a decrease of $4,503, or 12%, from the quarter ended June 30, 2016. Gross profit as a percentage of revenue (gross profit margin) was 70% for the quarter ended June 30, 2017, as compared to 67% for the quarter ended June 30, 2016. The increase in gross profit as a percentage of revenue for the first quarter of 2017 compared to 2016 primarily reflects a decrease low margin cardreaders as a portion of total revenues, an increase in software solutions as a percentage of total revenues, and an increase in sales of higher margin hardware devices.

Gross profit for the six months ended June 30, 2017 was $61,960, a decrease of $6,694, or 10%, from the comparable period in 2016. Gross profit as a percentage of revenue (gross profit margin) was 71% for the six months ended June 30, 2017 and 68% for the six months ended June 30, 2016. The increase in gross profit as a percentage of revenue for the first half of 2017 compared to 2016 primarily reflects the same factors noted above for the comparison of the second quarter of 2016 to the second quarter of 2015.

The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies including the Euro. As the U.S. Dollar strengthened against the Euro in the second quarter and first half of 2017 compared to the same periods of 2016, revenue from sales made in Euros decreased, as measured in U.S. Dollars, without a corresponding change in the cost of goods sold. The impact of changes in currency rates are estimated to have decreased revenue by approximately $303 in the second quarter and decreased revenue by approximately $1,098 in the first six months of 2017. Had currency rates in 2017 been equal to rates in 2016, the gross profit margin would have been approximately 0.2 percentage points higher for the second quarter of 2017 and 0.3 percentage points higher for the first six months of 2017.

Operating Expenses

Our operating expenses are generally based on anticipated revenue levels and are fixed over short periods of time. As a result, small variations in revenue may cause significant variations in quarter-to-quarter comparisons of operating income or operating income as a percentage of revenue.

Operating expenses for the quarter and six months ended June 30, 2017 were $32,448 and $62,059, respectively, a decrease of $717, or 2%, from the second quarter of 2016, and a decrease of $95, or 0.2%, from the six months ended June 30, 2016.

Generally, the most significant factor driving our operating expenses is headcount. Direct compensation and benefit plan expenses generally represent between 55% and 65% of our operating expenses. In addition, a number of other expense categories are directly related to headcount. We attempt to manage our headcount within the context of the economic environments in which we operate and the investments we believe we need to make for our infrastructure to support future growth and for our products to remain competitive. For the second quarter and first six months of 2017, average headcount was 4% and 7% higher, respectively, than the same periods in 2016.

Historically, operating expenses can be impacted by changes in foreign exchange rates. As noted above, we estimate that the change in currency rates in 2017 compared to 2016 resulted in an decrease in operating expenses of approximately $507 for the three months ended June 30, 2017 and a decrease of $1,152 for the six months ended June 30, 2017, compared to the same periods in 2016.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Operating expenses for the second quarter and first six months of 2017 included $832 and $1,932, respectively, of expenses related to long-term incentive plan costs compared to $1,845 and $3,878 of long-term incentive plan costs for the second quarter and first six months of 2016, respectively.

Sales and Marketing Expenses

Sales and marketing expenses for the quarter ended June 30, 2017 were $15,339, a decrease of $320, or 2%, from the second quarter of 2016. Sales and marketing expenses for the six months ended June 30, 2017, were $29,043, an increase of $515, or 2%, from the same period of 2016. This modest increase for the first six month of 2017 reflects an increase in overall headcount partially offset by a reduction of marketing expenses.

Average full-time sales, marketing, support, and operating employee headcount for the three and six months ended June 30, 2017 was 309 and 305, respectively, compared to 291 and 280 for the three and six months ended June 30, 2016, respectively. Headcount was 6% higher for the second quarter of 2017 compared to the second quarter of 2016, and 9% higher for the six months ended June 30, 2017 when compared to the same period in 2016.

Research and Development Expenses

Research and development expenses for the quarter ended June 30, 2017, were $6,320, an increase of $78, or 1%, from the second quarter of 2016. Research and development costs for the six months ended June 30, 2017, were $12,176, an increase of $369, or 3%, from the same period of 2016. The marginal increase in research and development for both periods reflected the impact of R&D tax credits, despite the increase in overall headcount for the period.

Average full-time research and development employee headcount for the three and six months ended June 30, 2017 was 225 and 226, respectively, compared to 227 and 221 for the second quarter and six months ended June 30, 2016, respectively. Headcount was approximately 1% lower, and 3% higher for the second quarter and first six months of 2017, respectively, when compared to the same periods in 2016.

General and Administrative Expenses

General and administrative expenses for the quarter ended June 30, 2017, were $8,588, a decrease of $474, or 5%, from the second quarter of 2016. General and administrative expenses for the six months ended June 30, 2017, were $16,441, a decrease of $951, or 5%, compared to the same period of 2016. The decrease in general and administrative expenses in the first quarter and six months of 2017 compared to the same periods in 2016, primarily reflected the decrease in long-term incentive plan expenses.

Average full-time general and administrative employee headcount for the three and six months ended June 30, 2017 was 91 and 89, compared to 84 and 81 for both the three and six months ended June 30, 2016, respectively. Average headcount for the second quarter and first six months of 2017 was 9% higher compared to the same periods in 2016.

Amortization of Intangible Assets

Amortization of intangible assets for three and six months ended June 30, 2017 was $2,201 and $4,399, respectively, a decrease of $1 and $28 for the comparable periods in 2016.

Interest Income

Consolidated net interest income was $340 and $630 for the three and six months ended June 30, 2017, as compared to $166 and $275 for the same periods in 2016. The increase in interest income for 2017 compared to the same periods in 2016 reflects an increase in the average interest rate earned on invested balances and an increase in the average invested balance.

Other Income, Net

Other income (expense) primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our research and development in those countries and other miscellaneous non-operational, non-recurring expenses.

Other income for the three and six months ended June 30, 2017 was $373 and $588, respectively, compared to $252 and $614 for the comparable periods of 2016. Other income included exchange losses of $23 and $47 for the three and six months ended June 30, 2017 compared to exchange gains of $64 and $262 for the same periods in 2016.

Income Taxes

Income tax expense for the three and six months ended June 30, 2017 was $203 and $436, respectively, a decrease of $776 and $1,929 from the same periods in 2016. The decrease in tax expense in 2017 from 2016 is primarily attributable to lower pretax income.

Our estimated annual tax rate for 2017 before discrete items is expected to be 22%. This is lower than the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates partly offset by valuation allowances on taxable losses, primarily Canada. Our ultimate tax rate will depend on the mix of earnings in various jurisdictions.

Our estimated annual tax rate for 2016 before discrete items was expected to be 26% in the second quarter. This was lower than the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates, partly offset by valuation allowances on taxable losses. Discrete items related to a measurement period adjustment and changes to tax rates on deferred tax liabilities increased the full-year 2016 effective rate to 29% and increased the first half effective rate to 32%.

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

Liquidity and Capital Resources

At June 30, 2017, we had net cash balances (total cash, cash equivalents and restricted cash less bank borrowings) of $56,402 and short-term investments of $99,814. At December 31, 2016, we had net cash balances of $49,345 and short-term investments of $94,856. We had no outstanding debt or restricted cash at June 30, 2017, or December 31, 2016.

Short-term investments at June 30, 2017, and December 31, 2016, consisting of high quality commercial paper with maturities of less than nine months, were held by our U.S. and Swiss entities and issued by domestic and foreign corporations.

Our working capital at June 30, 2017 was $152,413, an increase of $13,214 or 9% from $139,199 at December 31, 2016. The increase in the combined balance of cash and short-term investments as well as the increase in working capital at June 30, 2017 from December 31, 2016 primarily reflects the benefit of cash flow from operations for 2017.

As of June 30, 2017, we held $34,672 of cash and short-term investments in banks outside of the United States. Of that amount, $34,274 is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.

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

In March 2016, the FASB issued ASU No.2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which provides guidance on assessing whether an entity is a principal or an agent in a revenue transaction and whether an entity reports revenue on a gross or net basis.

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

We are currently evaluating the impact of the new revenue recognition guidance including any impacts on associated processes, systems, and internal controls. Our evaluation includes determining the unit of account (i.e., performance obligations) and standalone selling price of each performance obligation. Standalone selling prices under the new guidance may not be substantially different from our current methodologies of establishing fair value on multiple element arrangements. Based on initial assessments, we have identified certain arrangements where revenue may be recognized earlier as compared to current practice. We expect to recognize term license revenue upon delivery, rather than over the term of the arrangement. We expect to capitalize certain sales commissions upon adoption of the new standard and are currently in the process of evaluating the period over which to amortize these capitalized costs. We continue to evaluate the impact of this guidance and subsequent amendments on our consolidated financial position, results of operations, and cash flows, and any preliminary assessments are subject to change. We will adopt this guidance as of the first quarter of 2018. We expect to adopt the cumulative effect transition method.

We adopted ASU 2015-11, Inventory (Topic 330) – Simplifying the Measurement of Inventory as of January 1, 2017. ASU 2015-11 requires measurement of inventory at the lower of cost or net realizable value, defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Adoption of ASU 2015-11 did not have a significant impact on our financial statements.

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

In January 2017, The FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 defines a business in the context of a set of transferred assets and activities. ASU 2017-01 is effective for annual and interim periods in fiscal years beginning after December 15, 2017 and applied prospectively. Early adoption is permitted. The Company is currently evaluating the effect the guidance will have on the Company’s financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The updated accounting guidance requires changes to the presentation of the components of net periodic benefit cost on the income statement by requiring service cost be presented with other employee compensation costs and other components of net periodic pension cost be presented outside of any subtotal of operating income. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization. The guidance is effective for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the effect of the guidance will have on the Company’s financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three and six months ended June 30, 2017. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who, respectively, are our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure (i) the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness in our internal control over financial reporting described below and further in our Annual Report on Form 10-K for the year ended December 31, 2016, our disclosure controls and procedures were not effective as of June 30, 2017.

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

Subject to the foregoing, there were no changes in our internal control over financial reporting during our quarter ended June 30, 2017 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 28, 2015 a putative class action complaint was filed in the United States District Court for the Northern District of Illinois, captioned Linda J. Rossbach v. Vasco Data Security International, Inc., et al., case number 1:15-cv-06605, naming VASCO and certain of its current and former executive officers as defendants and alleging violations under the Securities Exchange Act of 1934, as amended. The suit was purportedly filed on behalf of a putative class of investors who purchased VASCO securities between April 28, 2015 and July 28, 2015, and seeks to recover damages allegedly caused by the defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. Pursuant to a September 1, 2015 scheduling order entered by the court, the lead plaintiff, once appointed, will have sixty days to file an amended complaint or notify the defendants that the lead plaintiff intends to rely on the current complaint. On January 30, 2017, the appointed lead plaintiff filed an amended complaint in which the allegations regarding OFAC related matters were dropped and replaced with allegations regarding public disclosures made by the defendants in April 2015 as compared to public statements made in July 2015, generally regarding the strength of the Company’s business and its future prospects. This case is now referred to by the name of the new lead plaintiff, Bunk. The defendants filed a motion to dismiss the Bunk complaint on March 31, 2017. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against the action vigorously. VASCO is indemnifying Messrs. Hunt, Valcke, and Bown for this matter.

On October 9, 2015, a derivative complaint was filed in the United States District Court for the Northern District of Illinois, captioned Elizabeth Herrera v. Hunt, et al., case number 1:15-cv-08937, naming VASCO’s Board of Directors and certain of its current and former executive officers as individual defendants and the Company as a nominal defendant. The plaintiff in the Herrera case voluntarily dismissed the action on July 12, 2017. Two additional complaints, captioned Beth Seltzer v. Hunt, et al., case number 2015-ch-15541, and William Hooper v. Hunt, et al., case number 2016-ch-04054, were filed on October 22, 2015 and March 22, 2016, respectively, in the Circuit Court of Cook County, Illinois naming the same defendants.

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

On October 29, 2015, a defendant removed the Seltzer action to the United States District Court for the Northern District of Illinois. Thereafter, the plaintiff filed a motion to remand the action back to the Circuit Court of Cook County, Illinois, which was denied on February 3, 2016. On February 9, 2016, the court granted an agreed motion for voluntary dismissal of the Seltzer action, which dismissed the action with prejudice as to the named plaintiff’s individual claims. As for the Hooper action, the court granted a stay on June 8, 2016 and on July 18, 2017, the plaintiff in Hooper amended the complaint to largely mirror the amended complaint in Bunk.

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

On March 14, 2017, a complaint was filed in the United States District Court for the District of Massachusetts, captioned StrikeForce Technologies, Inc. v. Vasco Data Security International, Inc., et al., claiming VASCO infringed on certain patent rights of the plaintiff. On May 8, 2017, VASCO answered the complaint denying the allegations of patent infringement. The parties are currently engaged in early motion practice in the case. The plaintiff has also brought suit against various other companies in the cybersecurity industry. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend itself vigorously.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three month period ended June 30, 2017:

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

Item 6. Exhibits.

Exhibit 31.1—Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2017.

Exhibit 31.2—Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2017.

Exhibit 32.1—Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2017.

Exhibit 32.2—Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2017.

Exhibit 101.INS – XBRL Instance Document

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB—XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

*	Certain exhibits, schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K. VASCO undertakes to furnish supplementally copies of any such omitted items upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2017.

VASCO Data Security International, Inc.

/s/ Scott Clements
Scott Clements
Chief Executive Officer

/s/ Mark S. Hoyt
Mark S. Hoyt
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1—Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2017.

Exhibit 31.2—Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2017.

Exhibit 32.1—Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2017.

Exhibit 32.2—Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2017.

Exhibit 101.INS – XBRL Instance Document

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB—XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document