Form 10-Q
period 2017-09-30
VASCO DATA SECURITY INTERNATIONAL INC
filed 2017-11-02
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM       TO

Commission file number 000‑24389

VASCO Data Security International, Inc.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36‑4169320
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1901 South Meyers Road, Suite 210

Oakbrook Terrace, Illinois 60181

(Address of Principal Executive Offices)(Zip Code)

(630) 932‑8844

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ◻ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer ,a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Emerging growth company	☐
		Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   ◻ Yes  ☒ No

There were 40,170,047 shares of Common Stock, $.001 par value per share, outstanding at October 27, 2017.

VASCO Data Security International, Inc.

Form 10‑Q

For The Quarterly Period Ended September 30, 2017

This report contains trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, Digipass as a Service, MYDIGIPASS.COM, DIGIPASS, VACMAN, aXsGUARD, IDENTIKEY, Cronto, and eSignLive.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$49,261	$49,345
Short term investments	109,463	94,856
Accounts receivable, net of allowance for doubtful accounts of $533 in 2017 and $535 in 2016	34,612	36,693
Inventories, net	17,395	17,420
Prepaid expenses	4,000	3,249
Other current assets	4,705	5,596
Total current assets	219,436	207,159
Property and equipment:
Furniture and fixtures	6,415	5,547
Office equipment	14,454	13,028
	20,869	18,575
Accumulated depreciation	(17,056)	(15,294)
Property and equipment, net	3,813	3,281
Goodwill	56,384	54,409
Intangible assets, net of accumulated amortization	40,084	46,549
Other assets	15,969	15,872
Total assets	$335,686	$327,270
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,038	$8,915
Deferred revenue	31,331	36,364
Accrued wages and payroll taxes	12,317	10,894
Income taxes payable	2,625	4,594
Other accrued expenses	6,682	5,464
Deferred compensation	1,073	1,729
Total current liabilities	60,066	67,960
Other long-term liabilities	9,516	1,878
Deferred income taxes	795	853
Total liabilities	70,377	70,691
Stockholders' equity
Preferred stock: 500 shares authorized, none issued and outstanding at September 30, 2017 or December 31, 2016	—	—
Common stock: $.001 par value per share, 75,000 shares authorized; 40,170 and 40,097 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	40	40
Additional paid-in capital	89,125	87,481
Accumulated income	181,989	178,551
Accumulated other comprehensive loss	(5,845)	(9,493)
Total stockholders' equity	265,309	256,579
Total liabilities and stockholders' equity	$335,686	$327,270

See accompanying notes to unaudited condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
Product and license	$38,421	$34,251	$104,454	$118,786
Services and other	12,705	9,397	34,331	25,922
Total revenue	51,126	43,648	138,785	144,708

Cost of goods sold
Products and license	12,083	11,400	32,668	39,925
Services and other	2,397	2,198	7,511	6,078
Total cost of goods sold	14,480	13,598	40,179	46,003

Gross profit	36,646	30,050	98,606	98,705

Operating costs:
Sales and marketing	13,956	13,453	42,997	41,982
Research and development	5,493	5,807	17,669	17,617
General and administrative	9,882	7,682	26,323	25,071
Amortization of purchased intangible assets	2,203	2,196	6,603	6,622
Total operating costs	31,534	29,138	93,592	91,292

Operating income	5,112	912	5,014	7,413

Interest income, net	386	229	1,016	504
Other income (expense), net	(185)	118	402	731

Income before income taxes	5,313	1,259	6,432	8,648
Provision for income taxes	2,558	781	2,994	3,146

Net income	$2,755	$478	$3,438	$5,502

Basic income per share	$0.07	$0.01	$0.09	$0.14
Diluted income per share	$0.07	$0.01	$0.09	$0.14

Weighted average common shares outstanding:
Basic	39,811	39,736	39,792	39,709
Diluted	39,821	39,834	39,802	39,786

See accompanying notes to unaudited condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$2,755	$478	$3,438	$5,502
Other Comprehensive income (loss):
Cumulative translation adjustment, net	1,203	7	3,633	(425)
Pension adjustment, net of tax	4	—	15	—
Comprehensive income	$3,962	$485	$7,086	$5,077

See accompanying notes to unaudited condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$3,438	$5,502
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	7,893	7,930
Loss on disposal of assets	227	14
Deferred tax expense (benefit)	73	(1,816)
Stock-based compensation	1,901	4,066
Changes in assets and liabilities
Accounts receivable, net	3,854	2,545
Inventories, net	(97)	2,179
Other current assets	(751)	608
Accounts payable	(2,808)	(2,132)
Income taxes payable	(2,089)	(651)
Accrued expenses	2,096	(882)
Deferred compensation	(656)	(488)
Deferred revenue	2,093	8,021
Other long-term liabilities	(125)	(10)
Net cash provided by operating activities	15,049	24,886

Cash flows from investing activities:
Purchase of short term investments	(168,731)	(159,771)
Maturities of short term investments	155,000	94,653
Additions to property and equipment	(1,323)	(2,004)
Additions to intangible assets	(65)	(85)
Other assets	(397)	(4,095)
Net cash used in investing activities	(15,516)	(71,302)

Cash flows from financing activities:
Tax payments for restricted stock issuances	(257)	(1,000)
Net cash used in financing activities	(257)	(1,000)

Effect of exchange rate changes on cash	640	351

Net decrease in cash	(84)	(47,065)
Cash and equivalents, beginning of period	49,345	78,522
Cash and equivalents, end of period	$49,261	$31,457

See accompanying notes to unaudited condensed consolidated financial statements.

VASCO Data Security International, Inc.

Notes to Condensed Consolidated Financial Statements

(All amounts are in thousands, except per share data)

(Unaudited)

Unless otherwise noted, references in this Quarterly Report on Form 10‑Q to “VASCO,” “company,” “we,” “our,” and “us,” refer to VASCO Data Security International, Inc. and its subsidiaries.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of VASCO and its subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the company’s Annual Report on Form 10‑K for the year ended December 31, 2016.

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

Revision of Previously Issued Financial Statements

Cost of goods sold, gross profit and operating expenses for the three and nine months ended September 30, 2016 reflected in the statements of operations have been revised from amounts previously reported to correct immaterial errors previously disclosed in Note 1, Revision of Previously Issued Financial Statements in our Annual Report on Form 10‑K for the year ended December 31, 2016. Specifically, for the three and nine months ended September 30, 2016, cost of goods sold increased by $2,051 and $5,849 and gross profit and operating expenses each decreased from the respective amounts previously reported by $2,051 and $5,849, respectively.

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

Foreign Currency Translation and Transactions

The financial position and results of the operations of the majority of the company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other income (expense), net.

The financial position and results of operations of our operations in Canada, Singapore and Switzerland are measured in U.S. Dollars. For these subsidiaries, gains and losses that result from foreign currency transactions are included in the consolidated statements of operations in other income (expense), net.

For the three and nine months ended September 30, 2017, foreign currency transactions resulted in a loss of $273 and $320, respectively, compared to a loss of $110 and a gain of $152 for the same periods in 2016.

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 985‑605, Software – Revenue Recognition, ASC 985‑605‑25, Revenue Recognition – Multiple Element Arrangements, and Staff Accounting Bulletin 104.

Product and License Revenue includes hardware products and software licenses. Services and Other includes software as a service (“SaaS”), maintenance and support, and professional services.

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the revenue is probable.

In multiple-element arrangements, some of our products are accounted for under the software provisions of ASC 985‑605 and others under the provisions that relate to the sale of non-software products.

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

In multiple-element arrangements that include a software client device, we account for each element under the standards of ASC 985‑605 related to software. When software client device and host software are delivered elements, we use the Residual Method (ASC 605‑25) for determining the amount of revenue to recognize for token and software licenses if we have vendor-specific objective evidence (“VSOE”) for all of the undelivered elements. Any discount provided to the customer is applied fully to the delivered elements in such an arrangement. VSOE for undelivered elements is established using the “bell curve method.” Under this method, we conclude VSOE exists when a substantial majority of PCS renewals are within a narrow range of pricing. The estimated selling price of PCS items is based on an established percentage of the user license fee attributable to the specific software. In sales arrangements where VSOE of fair value has not been established, revenue for all elements is deferred and amortized over the life of the arrangement.

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

Long-term deferred revenue of $7,455 is included in Other long-term liabilities at September 30, 2017.

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

Long Term Investments

Included in Other Assets are minority equity investments in companies we believe may be beneficial in executing our strategy. At September 30, 2017 and December 31, 2016, investments were $4,073. In accordance with ASC 325, the investments are recorded at cost and evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Software Development Costs

We capitalize software development costs in accordance with ASC 985‑20, Costs of Software to be Sold, Leased, or Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. No software development costs were capitalized during the three and nine months ended September 30, 2017.

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

We monitor our potential income tax exposures as required by ASC 740‑10, Income Taxes.

We have significant foreign tax credit, net operating loss, and other deductible carryforwards in certain jurisdictions available to reduce the liability on future taxable income. A valuation reserve has been provided to offset some of these future benefits because we have not determined that their realization is more likely than not.

Fair Value of Financial Instruments

At September 30, 2017 and December 31, 2016, our financial instruments were cash equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined using level one inputs as defined in ASC 820, Fair Value Measurements and Disclosures. The fair values of the financial instruments were not materially different from their carrying amounts at September 30, 2017 and December 31, 2016.

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

Goodwill represents the excess of purchase price over the fair value of net identifiable assets acquired in a business combination. We assess the impairment of goodwill and intangible assets with indefinite lives each November 30 or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the reporting units against the planned results used in the last quantitative goodwill impairment test. Additionally, each reporting unit’s fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity- and reporting unit specific events. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgments and estimates. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step quantitative impairment test is performed. Under the first step, the estimated fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the estimated fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in acquisition accounting. The residual amount after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit under the two-step assessment is determined using a combination of both income and market-based variation approaches. The inputs and assumptions to valuation methods used to estimate the fair value of reporting units involves significant judgments.

During 2017, we determined certain events and circumstances resulted in a change in the composition of our reporting units. Previously, we considered the Company to be two reporting units, the operations of eSignLive and the remainder of our operations. Due to the continued integration of eSignLive operations and changes in management, we now consider the Company to be a single reporting unit. We have not recorded any goodwill impairment charges for the three or nine-month periods ended September 30, 2017. The change in the composition of our reporting units will be reflected in our annual impairment test performed as of November 30.

Stock-Based Compensation

We have stock-based employee compensation plans, described in Note 6. ASC 718‑10, Stock Compensation requires us to estimate the fair value of restricted stock granted to employees, directors and others and to record compensation expense equal to the estimated fair value. Compensation expense is recorded on a straight-line basis over the vesting period. Forfeitures are recorded as incurred.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014‑09, Revenue from Contracts with Customers (ASU 2014‑09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014‑09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard creates a five-step model to achieve its core principle: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In addition, entities must disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative disclosures are required about: (i) the entity’s contracts with customers; (ii) the significant judgments, and changes in judgments, made in applying the guidance to those contracts; and (iii) any assets recognized from the costs to obtain or fulfill a contract with a customer.

ASU 2014‑09 is effective for annual periods beginning after December 15, 2016, and interim periods within such annual periods, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) an approach with the cumulative effect of initially adopting ASU 2014‑09 recognized at the date of adoption.

In August 2015, the FASB issued Accounting Standards Update No. 2015‑14, Revenue from Contracts with Customers: Deferral of Effective Date deferring the new revenue standard one year and allowing adoption as of the original effective date.

In March 2016, the FASB issued ASU No. 2016‑08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which provides guidance on assessing whether an entity is a principal or an agent in a revenue transaction and whether an entity reports revenue on a gross or net basis.

In April 2016, the FASB issued ASU No. 2016‑10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which provides guidance on identifying performance obligations and accounting for licenses of intellectual property.

In May 2016, the FASB issued ASU No. 2016‑12, Revenue from Contracts with Customers: Narrow-scope Improvements and Practical Expedients, which makes narrow-scope amendments to ASU No. 2014‑09 and provides practical expedients to simplify the transition to the new standard and clarify certain aspects of the standard.

In December 2016, FASB issued ASU No. 2016‑20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which makes narrow-scope amendments to ASU No. 2014‑09.

We are currently evaluating the impact of the new revenue recognition guidance including any impacts on associated processes, systems, and internal controls. Our evaluation includes determining the unit of account (i.e., performance obligations) and standalone selling price of each performance obligation. Standalone selling prices under the new guidance may not be substantially different from our current methodologies of establishing fair value on multiple element arrangements. Based on initial assessments, we have identified certain arrangements where revenue may be recognized earlier as compared to current practice. We expect to recognize term license revenue upon delivery, rather than over the term of the arrangement. We expect to capitalize certain sales commissions upon adoption of the new standard and are currently in the process of evaluating the period over which to amortize these capitalized costs. We continue to evaluate the impact of this guidance and subsequent amendments on our consolidated financial position, results of operations, and cash flows, and any preliminary assessments are subject to change. We will adopt this guidance as of the first quarter of 2018 using the cumulative effect transition method.

We adopted ASU 2015‑11, Inventory (Topic 330) – Simplifying the Measurement of Inventory as of January 1, 2017. ASU 2015‑11 requires measurement of inventory at the lower of cost or net realizable value, defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Adoption of ASU 2015‑11 did not have a significant impact on our financial statements.

In February 2016, The FASB issued Accounting Standards Update No. 2016‑02, Leases, which among other things, requires lessees to recognize most leases on balance sheet. ASU 2016‑02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018 and mandates a modified retrospective transition method. We are currently evaluating the impact of ASU 2016‑02 on our consolidated financial statements.

In January 2017, The FASB issued ASU No. 2017‑01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017‑01 defines a business in the context of a set of transferred assets and activities. ASU 2017‑01 is effective for annual and interim periods in fiscal years beginning after December 15, 2017 and applied prospectively. Early adoption is permitted. The Company is currently evaluating the effect the guidance will have on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017‑04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017‑04 eliminates Step 2 of the goodwill impairment test, requiring determination of the implied fair value of goodwill by allocating the reporting unit fair value to assets and liabilities as if the reporting unit was acquired in a business acquisition. Updated guidance is effective beginning January 1, 2020 and will be applied on a prospective basis. Early adoption is permitted. We are currently evaluating the impact of this updated guidance.

In March 2017, the FASB issued ASU No. 2017‑07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The updated accounting guidance requires changes to the presentation of the components of net periodic benefit cost on the income statement by requiring service cost be presented with other employee compensation costs and other components of net periodic pension cost be presented outside of any subtotal of operating income. The ASU also stipulates that only the service costs component of net benefit cost is eligible for capitalization. The guidance is effective for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the effect the guidance will have on the Company’s financial statements.

Note 2 – Inventories, net

Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizeable value. Cost is determined using the FIFO method.

Inventories, net are comprised of the following:

	September 30,	December 31,
	2017	2016
Component parts	$5,278	$8,360
Work-in-process and finished goods	12,117	9,060
Total	$17,395	$17,420

Note 3 – Goodwill

Goodwill activity for the nine months ended September 30, 2017 consisted of the following:

Net balance at December 31, 2016	$54,409
Additions	—
Net foreign currency translation	1,975
Net balance at September 30, 2017	$56,384

Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuations.

Note 4 – Intangible Assets

Intangible asset activity for the nine months ended September 30, 2017 is detailed in the following table.

	Capitalized	Customer		Total Intangible
	Technology	Relationships	Other	Assets
Net balance at December 31, 2016	$11,392	$24,774	$10,383	$46,549
Additions-Other	—	—	65	65
Net foreign currency translation	16	13	44	73
Amortization expense	(3,346)	(1,641)	(1,616)	(6,603)
Net balance at September 30, 2017	$8,062	$23,146	$8,876	$40,084

September 30, 2017 balance at cost	$37,256	$27,825	$13,371	$78,452
Accumulated amortization	(29,194)	(4,679)	(4,495)	(38,368)
Net balance at September 30, 2017	$8,062	$23,146	$8,876	$40,084

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations.

Note 5 – Income Taxes

Our estimated annual tax rate for 2017 before discrete items is expected to be 40%. This is higher than the U.S. statutory rate of 34% primarily due to valuation allowances on taxable losses, primarily in Canada, partially offset by income in foreign jurisdictions taxed at lower rates. Our effective tax rate for the third quarter was 48%. The effective rate in the third quarter was impacted by the mix of earnings in various jurisdictions. Our ultimate tax rate will depend on the mix of earnings in various jurisdictions.

As of the third quarter of 2016, our estimated annual tax rate for 2016 before discrete items was expected to be 28%. The estimated rate was lower than the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates, partially offset by valuation allowances on taxable losses. Discrete items related to changes in estimates upon completion of tax filings and a measurement period adjustment increased the full-year 2016 effective rate to 37%. The effective tax rate for the third quarter of 2016 was 61%.

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

Note 6 – Long-Term Compensation Plan and Stock Based Compensation

Under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan (“2009 Equity Incentive Plan”), we awarded 237 shares of restricted stock in the first quarter of 2017 consisting of 126 unissued shares subject to future performance criteria and 111 issued shares. During the second quarter of 2017, we awarded an additional 23 shares of restricted stock consisting of 14 unissued shares subject to future performance criteria and 9 issued shares. No additional shares were issued in the third quarter of 2017. The market value of the 120 issued restricted shares of $1,764 at the date of grant is being amortized over the vesting period of one to four years. The market value of the 140 unissued shares subject to performance criteria of $2,046 at the date of grant is being amortized over the vesting period of three years.

The following table details long-term compensation plan and stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Restricted stock	$825	$1,123	$1,901	$4,066
Long-term compensation plan	442	456	1,298	1,391
Total Compensation	$1,267	$1,579	$3,199	$5,457

Note 7 – Common Stock and Earnings per Share

In connection with the 2009 Equity Incentive Plan, during the nine months ended September 30, 2017, we issued 131 total shares of restricted common stock,  120 shares for awards granted in 2017 and 11 performance shares related to awards provisioned in prior years.

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three and nine months ended September 30, 2017 and 2016 follow:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$2,755	$478	$3,438	$5,502
Weighted average common shares outstanding:
Basic	39,811	39,736	39,792	39,709
Incremental shares with dilutive effect:
Restricted stock awards	10	98	10	77
Diluted	39,821	39,834	39,802	39,786

Basic income per share	$0.07	$0.01	$0.09	$0.14
Diluted income per share	$0.07	$0.01	$0.09	$0.14

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

On July 28, 2015 a putative class action complaint was filed in the United States District Court for the Northern District of Illinois, captioned Linda J. Rossbach v. Vasco Data Security International, Inc., et al., case number 1:15‑cv‑06605, naming VASCO and certain of its current and former executive officers as defendants and alleging violations under the Securities Exchange Act of 1934, as amended. The suit was purportedly filed on behalf of a putative class of investors who purchased VASCO securities between April 28, 2015 and July 28, 2015, and seeks to recover damages allegedly caused by the defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b‑5 promulgated thereunder. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. Pursuant to a September 1, 2015 scheduling order entered by the court, the lead plaintiff, once appointed, will have sixty days to file an amended complaint or notify the defendants that the lead plaintiff intends to rely on the current complaint. On January 30, 2017, the appointed lead plaintiff filed an amended complaint in which the allegations regarding OFAC related matters were dropped and replaced with allegations regarding public disclosures made by the defendants in April 2015 as compared to public statements made in July 2015, generally regarding the strength of the Company’s business and its future prospects. This case is now referred to by the name of the new lead plaintiff, Bunk. The defendants filed a motion to dismiss the Bunk complaint on March 31, 2017. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against the action vigorously. VASCO is indemnifying its officers and directors for this matter.

On October 9, 2015, a derivative complaint was filed in the United States District Court for the Northern District of Illinois, captioned Elizabeth Herrera v. Hunt, et al., case number 1:15‑cv‑08937, naming VASCO’s Board of Directors and certain of its current and former executive officers as individual defendants and the Company as a nominal defendant. The plaintiff in the Herrera case voluntarily dismissed the action on July 12, 2017. Two additional complaints, captioned Beth Seltzer v. Hunt, et al., case number 2015‑ch‑15541, and William Hooper v. Hunt, et al., case number 2016‑ch‑04054, were filed on October 22, 2015 and March 22, 2016, respectively, in the Circuit Court of Cook County, Illinois naming the same defendants.

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

On July 19, 2017, a derivative complaint was filed in the Circuit Court of Cook County, Illinois, captioned Fancesco D’Angelo v. Hunt, et. al., naming VASCO’s Board of Directors and certain former officers as individual defendants and the Company as a nominal defendant. This complaint largely follows the allegations in the Bunk case. The D’Angelo case has been consolidated with the Hooper case and remains subject to stay.

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

Note 9 – Related Party

In August 2017, Able N.V. (“Able”), a wholly-owned subsidiary, was sold to an employee of Able for a de minimis amount. The operating results of Able through the date of sale are included in the consolidated financial statements and are not significant to our consolidated results. In addition, our results for the third quarter include a  loss on sale of approximately $227, recorded within general and administrative expenses.

Concurrent with the sale, we provided Able an unsecured line of credit of 1,500 Euro ($1,770 at an exchange rate of $1.18 dollars per Euro). Interest accrues at the rate of 2% per annum. Beginning in August 2017, Able may take advances against the line of credit for a period of eighteen months followed by twelve quarterly repayments. As of September 30, 2017, no amounts have been advanced. In addition, we entered into a transition services agreement with Able whereby we agreed to provide certain administrative services for a period of three months and Able agreed to provide office space and consulting services for an agreed upon periodic fee as long as the services are provided.

Note 10 – Subsequent Event

Our office facilities are leased under operating lease agreements. Subsequent to September 30, 2017, we entered into an operating lease agreement for office facilities to replace an existing facility. Future minimum rental payments under the operating lease are as follows:

Year	Amount
2018	$-
2019	462
2020	513
2021	523
2022	534
Thereafter	3,484
Total	$5,516

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except headcount, ratios, time periods and percentages)

Unless otherwise noted, references in this Quarterly Report on Form 10‑Q to “VASCO,” “company,” “we,” “our,” and “us” refer to VASCO Data Security International, Inc. and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended concerning, among other things, our expectations regarding the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and services and the anticipated future growth in certain markets in which we currently market and sell our products and services or anticipate selling and marketing our products or services in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect”, “believe”, “will”, “anticipate”, “emerging”, “intend”, “plan”, “could”, “may”, “estimate”, “should”, “objective”, “goal”, “possible”, “potential”, “projected” and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These additional risks, uncertainties and other factors have been described in greater detail in our Annual Report on Form 10‑K for the year ended December 31, 2016 and include, but are not limited to, (a) risks of general market conditions, including currency fluctuations and the uncertainties resulting from turmoil in world economic and financial markets, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasingly sophisticated hacking attempts, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, and changing government regulations, and (c) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers. These risks, uncertainties and other factors include the risk that VASCO will not integrate eSignLive into the global business of VASCO successfully and the amount of time and expense spent and incurred in connection with the integration; the risk that the revenue synergies, cost savings and other economic benefits that VASCO anticipates as a result of the acquisition are not fully realized or take longer to realize than expected. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements. Except for our ongoing obligations to disclose material information as required by the U.S. federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

General

The following discussion is based upon our consolidated results of operations for the three and nine months ended September 30, 2017 and 2016 (percentages in the discussion, except for returns on average net cash balances, are rounded to the closest full percentage point) and should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report on Form 10‑Q.

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

There continues to be significant global economic uncertainty, including in Europe, our most important market. While the European Union and European Central Bank continue to implement programs in response to changing economic conditions, Europe continues to struggle with sovereign debt issues and weakening currencies. As a result, Europe may continue to face difficult economic conditions in the remainder of 2017 and into 2018. Should the sovereign debt issue escalate, economic difficulties may negatively impact the global economy and our business.

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

In the third quarter and first nine months of 2017, revenue from our Europe, Middle East and Africa (“EMEA”) region comprised 45% of total revenue compared 52% and 47% for the same periods in 2016.

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

Income Taxes: Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). All our IP in our traditional authentication business is owned by two subsidiaries, one in the U.S. and one in Switzerland. These two subsidiaries have entered into agreements with most of the other VASCO entities under which those other entities provide services to our U.S. and Swiss subsidiaries on either a percentage of revenue or on a cost plus basis or both. Under this structure, the earnings of our service provider subsidiaries are relatively constant. These service provider companies tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings tend to flow to the U.S. company and the Swiss company. Earnings flowing to the U.S. company are expected to be taxed at a rate of 35% to 40%, while earnings flowing to the Swiss company are expected to be taxed at a rate ranging from 10% to 12%. Our Canadian subsidiary currently sells and services directly to global customers.

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

In November 2015, we acquired eSignLive, a foreign company with substantial IP and net operating losses and other tax carryforwards. The tax benefit of the carryforwards, net of deferred tax liabilities, has been fully reserved as realization has not been deemed more likely than not.

Comparison of Results for the Three and Nine Months Ended September 30, 2017 and 2016

Currency Fluctuations: In the third quarter and first nine months of 2017, approximately 76% and 77%, respectively, of our revenue was generated outside the United States. While the majority of our revenues are generated outside of the United States, the majority of our revenue in the third quarter and first nine months of 2017 was denominated in U.S. Dollars. We estimate that 67% and 65% of our revenues for the third quarter and first nine months of 2017 were denominated in U.S. Dollars. In addition, in the third quarter and first nine months of 2017, approximately 81% and 76%, respectively, of our operating expenses were incurred outside of the United States. As a result, changes in currency exchange rates, especially the Euro to U.S. Dollar exchange rate and the Canadian Dollar to U.S. Dollar exchange rate, can have a significant impact on revenue and expenses.

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

The Euro, on average, strengthened against the U.S. dollar approximately 5% for the third quarter and weakened 0.3% for the first nine months of 2017, as compared to the same periods in 2016. We estimate that the change in currency rates in 2017 compared to 2016 resulted in an increase in revenue of approximately $903 and a decrease of $195 for the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 and an increase in operating expenses of approximately $576 for the quarter and a decrease of  $576 for the nine months ended September 30, 2017 compared to the same periods in 2016.

The financial position and the results of operations of most of our foreign subsidiaries, with the exception of our subsidiaries in Canada, Switzerland and Singapore, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates generated other comprehensive income of $1,203 and $3,633 for the third quarter and first nine months of 2017, and other comprehensive income of $7 and loss of $425 for the third quarter and first nine months of 2016. These amounts are included as a separate component of stockholders’ equity. The functional currency for our subsidiaries in Canada, Switzerland and Singapore is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other income (expense), net. Foreign exchange transaction losses aggregating $273 in the third quarter of 2017 compare to losses of $110 in the third quarter of 2016. Foreign exchange transaction losses aggregating $320 in the first nine months of 2017 compare to transaction gains of $152 in the first nine months of 2016.

Revenue

Revenue by Geographic Regions: We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes sales in North, Central, and South America; and 3) Asia Pacific (APAC), which also includes Australia, New Zealand, and India. The breakdown of revenue in each of our major geographic areas was as follows:

Three months ended September 30:

	EMEA	Americas	APAC	Total

Total Revenue:
2017	$22,768	$14,419	$13,939	$51,126
2016	$22,770	$8,089	$12,789	$43,648

Percent of Total:
2017	45%	28%	27%	100%
2016	52%	19%	29%	100%

Nine months ended September 30:

	EMEA	Americas	APAC	Total

Total Revenue:
2017	$62,868	$37,880	$38,037	$138,785
2016	$67,465	$24,318	$52,925	$144,708

Percent of Total:
2017	45%	27%	28%	100%
2016	47%	17%	36%	100%

Total revenue of $51,126 for the third quarter of 2017 increased $7,478, or 17%, from the third quarter of 2016. For the first nine months of 2017, total revenue of $138,785 decreased $5,923 or 4% from the first nine months of 2016.

Revenue generated in EMEA during the third quarter of 2017 was $22,768,  approximately equal to the third quarter of 2016. For the first nine months of 2017, revenue generated in EMEA was $62,868, or 7% lower than the first nine months of 2016. The decrease in revenues for the first nine months of 2017 was primarily driven by a decline in the lower margin segment of our hardware business, partially offset by an increase in software products.

Revenue generated in the Americas for the third quarter of 2017 was $14,419, or 78%, higher than the third quarter of 2016. For the first nine months of 2017, revenue generated in the Americas was $37,880, or 56% higher than the first nine months of 2016. The increase for the third quarter and first nine months of 2017 compared to the same period in 2016 was primarily due to increased revenues from non-hardware products, including eSignLive.

Revenue generated in the Asia Pacific region during the third quarter of 2017 was $13,939, or 9%, higher than the third quarter of 2016. For the first nine months of 2017, revenue was $38,037, or 28% lower than the first nine months of 2016. The revenue decline for first nine months of 2017 was attributed to lower hardware revenues.

We believe comparison of revenues between periods is heavily influenced by the timing of orders and shipments reflecting the transactional nature of our business. As a result of the volatility in our business, we believe our business is best evaluated over a longer term where the impact of transactions in any given period is not as significant as in a quarter-over-quarter comparison.

Gross Profit and Operating Expenses

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of revenue for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
Products	75.1%	78.5%	75.3%	82.1%
Services and other	24.9%	21.5%	24.7%	17.9%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold
Products	23.6%	26.1%	23.5%	27.6%
Services and other	4.7%	5.0%	5.4%	4.2%
Total cost of goods sold	28.3%	31.1%	28.9%	31.8%
Gross profit	71.7%	68.9%	71.1%	68.2%

Operating costs
Sales and marketing	27.3%	30.8%	31.0%	29.0%
Research and development	10.7%	13.3%	12.7%	12.2%
General and administrative	19.3%	17.6%	19.0%	17.3%
Amortization of purchased intangible assets	4.3%	5.0%	4.8%	4.6%
Total operating costs	61.6%	66.7%	67.5%	63.1%

Operating income	10.1%	2.2%	3.6%	5.1%
Interest income, net	0.8%	0.5%	0.7%	0.3%
Other income (expense), net	(0.4)%	0.3%	0.3%	0.5%

Income before income taxes	10.5%	3.0%	4.6%	5.9%
Provision for income taxes	5.0%	1.8%	2.2%	2.2%
Net income	5.5%	1.2%	2.4%	3.7%

Gross Profit

Gross profit for the quarter ended September 30, 2017 was $36,646, an increase of $6,596, or 22%, from the quarter ended September 30, 2016. Gross profit as a percentage of revenue (gross profit margin) was 72% for the quarter ended September 30, 2017, as compared to 69% for the quarter ended September 30, 2016. The increase in gross profit as a percentage of revenue for the third quarter of 2017 compared to 2016 primarily reflects an increase in software solutions as a percentage of total revenues.

Gross profit for the nine months ended September 30, 2017 was $98,606, a decrease of $99, from the comparable period in 2016. Gross profit as a percentage of revenue (gross profit margin) was 71% for the nine months ended September 30, 2017 and 68% for the nine months ended September 30, 2016. The increase in gross profit as a percentage of revenue for the first nine months of 2017 compared to 2016 primarily reflects an increase in software solutions as a percentage of total revenues.

The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies including the Euro. As the U.S. Dollar weakened against the Euro in the third quarter of 2017 compared to the same period in 2016, revenue from sales in Euros increased, as measured in U.S. Dollars, without a corresponding change in cost of goods sold. The impact of changes in currency rates are estimated to have increased revenue by approximately $903 in the third quarter of 2017. Had currency rates in the third quarter of 2017 been equal to rates in the same period in 2016, the gross profit margin would have been approximately 0.5 percentage points lower for the third quarter of 2017.

For the nine months ended September 30, 2017, as the U.S. Dollar strengthened against the Euro compared to the same periods of 2016, revenue from sales in Euros, as measured in U. S. Dollars, decreased, without a corresponding change in the cost of goods sold. The impact of changes in currency rates are estimated to have decreased revenue by approximately $195 for the first nine months of 2017. Had currency rates in 2017 been equal to rates in the same period in 2016, the gross profit margin would have been approximately 0.04 percentage points higher for the first nine months of 2017.

Operating Expenses

Our operating expenses are generally based on anticipated revenue levels and are fixed over short periods of time. As a result, small variations in revenue may cause significant variations in quarter-to-quarter comparisons of operating income or operating income as a percentage of revenue.

Generally, the most significant factor driving our operating expenses is headcount. Direct compensation and benefit plan expenses generally represent between 55% and 65% of our operating expenses. In addition, a number of other expense categories are directly related to headcount. We attempt to manage our headcount within the context of the economic environments in which we operate and the investments we believe we need to make for our infrastructure to support future growth and for our products to remain competitive. For the third quarter and first nine months of 2017, average headcount was 1% lower and 4% higher, respectively, than the same periods in 2016.

Historically, operating expenses can be impacted by changes in foreign exchange rates. As noted above, we estimate that the change in currency rates in 2017 compared to 2016 resulted in an increase in operating expenses of approximately $576 for the three months ended September 30, 2017 and a decrease of $576 for the nine months ended September 30, 2017, compared to the same periods in 2016.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Operating expenses for the three and nine months ended September 30, 2017 included $1,267 and $3,199, respectively, of expense related to the stock-based and long-term incentive plans compared to $1,579 and $5,457 for the three and nine months ended September 30, 2016, respectively.

Sales and Marketing Expenses

Sales and marketing expenses for the quarter ended September 30, 2017 were $13,956, an increase of $503, or 4%, from the third quarter of 2016. Sales and marketing expenses for the nine months ended September 30, 2017, were $42,997, an increase of $1,015, or 2%, from the same period of 2016.

Average full-time sales, marketing, support, and operating employee headcount for the three and nine months ended September 30, 2017 was 312 and 307, respectively, compared to 299 and 285 for the three and nine months ended September 30, 2016, respectively. Headcount was 4% higher for the third quarter of 2017 compared to the third quarter of 2016, and 8% higher for the nine months ended September 30, 2017 when compared to the same period in 2016.

Research and Development Expenses

Research and development expenses for the quarter ended September 30, 2017, were $5,493, a decrease of $314, or 5%, from the third quarter of 2016. Research and development costs for the nine months ended September 30, 2017, were $17,669, an increase of $52, or 3%, from the same period of 2016.

Average full-time research and development employee headcount for the three and nine months ended September 30, 2017 was 205 and 218, respectively, compared to 232 and 224 for the third quarter and nine months ended September 30, 2016, respectively. Headcount was 12%  lower and 3% lower for the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016. The headcount decrease is partially attributable to the divestiture of a non-strategic business line in August 2017. Overall, we expect research and development expenses to increase as we invest in developing new products.

General and Administrative Expenses

General and administrative expenses for the quarter ended September 30, 2017, were $9,882, an increase of $2,200, or 29%, from the third quarter of 2016.  General and administrative expenses for the nine months ended September 30, 2017, were $26,323, an increase of $1,252, or 5%, compared to the same period of 2016. The increase in general and administrative expenses in the third quarter primarily reflect increased headcount, professional fees and facilities expense. Professional fees primarily relate to internal controls, legal and internal systems.

Average full-time general and administrative employee headcount for the three and nine months ended September 30, 2017 was 93 and 90, respectively, compared to 84 and 82 for the same periods in 2016. Headcount was approximately 11%  higher, and 10%  higher for the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016.

Amortization of Intangible Assets

Amortization of intangible assets for three and nine months ended September 30, 2017 was $2,203 and $6,603, respectively, an increase of $7 and a decrease of $19 for the comparable periods in 2016.

Interest Income

Consolidated net interest income was $386 and $1,016 for the three and nine months ended September 30, 2017, as compared to $229 and $504 for the same periods in 2016. The increase in interest income for 2017 compared to the same periods in 2016 reflects an increase in the average interest rate earned on invested balances and an increase in the average invested balance.

Other Income (Expense), Net

Other income (expense), net primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our research and development in those countries and other miscellaneous non-operational expenses.

Other income (expense), net for the three and nine months ended September 30, 2017 was ($185) and $402, respectively, compared to $118 and $731 for the comparable periods of 2016. Other income (expense), net included exchange losses of $273 and $320 for the three and nine months ended September 30, 2017 compared to exchange losses of $110 and gains of $152 for the same periods in 2016.

Income Taxes

Income tax expense for the three and nine months ended September 30, 2017 was $2,558 and $2,994, respectively, an increase of $1,777 and a decrease of $152 from the same periods in 2016. The increase in tax expense in 2017 from 2016 for the third quarter is primarily due to higher pretax income in the third quarter of 2017. The decrease in tax expense in 2017 from 2016 for the nine months is primarily attributable to lower pretax income, partially offset by discrete items related to changes in estimates upon completion of tax filings and a measurement period adjustment in 2016.

Our estimated annual tax rate for 2017 before discrete items is expected to be 40%. This is higher than the U.S. statutory rate primarily due to valuation allowances on taxable losses, primarily in Canada, partially offset by income in foreign jurisdictions taxed at lower rates. Our ultimate tax rate will depend on the mix of earnings in various jurisdictions.

As of the third quarter of 2016, our estimated annual tax rate for 2016 before discrete items was expected to be 28%. The rate was lower than the U.S. statutory rate primarily due to income in foreign jurisdictions taxed at lower rates, partly offset by valuation allowances on taxable losses. Discrete items related to changes in estimates upon completion of tax filings and a measurement period adjustment increased the full-year 2016 effective rate to 37% and increased the nine month effective rate to 36%.

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

Liquidity and Capital Resources

At September 30, 2017, we had net cash balances (total cash, cash equivalents and restricted cash less bank borrowings) of $49,261 and short-term investments of $109,463. At December 31, 2016, we had net cash balances of $49,345 and short-term investments of $94,856. We had no outstanding debt or restricted cash at September 30, 2017, or December 31, 2016.

Short-term investments at September 30, 2017, and December 31, 2016, consisting of high quality commercial paper with maturities of less than nine months, were held by our U.S. and Swiss entities and issued by domestic and foreign corporations.

Our working capital at September 30, 2017 was $159,370, an increase of $20,171 or 15% from $139,199 at December 31, 2016. The increase in the combined balance of cash and short-term investments as well as the increase in working capital at September 30, 2017 from December 31, 2016 primarily reflects the benefit of cash flow from operations for 2017.

As of September 30, 2017, we held $30,757 of cash and short-term investments in banks outside of the United States. Of that amount, $30,546 is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.

We believe that our financial resources are adequate to meet our operating needs over the next twelve months.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014‑09, Revenue from Contracts with Customers (ASU 2014‑09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014‑09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard creates a five-step model to achieve its core principle: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In addition, entities must disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative disclosures are required about: (i) the entity’s contracts with customers; (ii) the significant judgments, and changes in judgments, made in applying the guidance to those contracts; and (iii) any assets recognized from the costs to obtain or fulfill a contract with a customer.

ASU 2014‑09 is effective for annual periods beginning after December 15, 2016, and interim periods within such annual periods, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) an approach with the cumulative effect of initially adopting ASU 2014‑09 recognized at the date of adoption.

In August 2015, the FASB issued Accounting Standards Update No. 2015‑14, Revenue from Contracts with Customers: Deferral of Effective Date deferring the new revenue standard one year and allowing adoption as of the original effective date.

In March 2016, the FASB issued ASU No.2016‑08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which provides guidance on assessing whether an entity is a principal or an agent in a revenue transaction and whether an entity reports revenue on a gross or net basis.

In April 2016, the FASB issued ASU No. 2016‑10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which provides guidance on identifying performance obligations and accounting for licenses of intellectual property.

In May 2016, the FASB issued ASU No. 2016‑12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which makes narrow-scope amendments to ASU No. 2014‑09 and provides practical expedients to simplify the transition to the new standard and clarify certain aspects of the standard.

In December 2016, the FASB issued ASU No. 2016‑20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which makes narrow-scope amendments to ASU No. 2014‑09.

We are currently evaluating the impact of the new revenue recognition guidance including any impacts on associated processes, systems, and internal controls. Our evaluation includes determining the unit of account (i.e., performance obligations) and standalone selling price of each performance obligation. Standalone selling prices under the new guidance may not be substantially different from our current methodologies of establishing fair value on multiple element arrangements. Based on initial assessments, we have identified certain arrangements where revenue may be recognized earlier as compared to current practice. We expect to recognize term license revenue upon delivery, rather than over the term of the arrangement. We expect to capitalize certain sales commissions upon adoption of the new standard and are currently in the process of evaluating the period over which to amortize these capitalized costs. We continue to evaluate the impact of this guidance and subsequent amendments on our consolidated financial position, results of operations, and cash flows, and any preliminary assessments are subject to change. We will adopt this guidance as of the first quarter of 2018 using the cumulative effect transition method.

We adopted ASU 2015‑11, Inventory (Topic 330) – Simplifying the Measurement of Inventory as of January 1, 2017. ASU 2015‑11 requires measurement of inventory at the lower of cost or net realizable value, defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Adoption of ASU 2015‑11 did not have a significant impact on our financial statements.

In February 2016, The FASB issued Accounting Standards Update No. 2016‑02, Leases, which among other things, requires lessees to recognize most leases on balance sheet. ASU 2016‑02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018 and mandates a modified retrospective transition method. We are currently evaluating the impact of ASU 2016‑02 on our consolidated financial statements.

In January 2017, The FASB issued ASU No. 2017‑01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017‑01 defines a business in the context of a set of transferred assets and activities. ASU 2017‑01 is effective for annual and interim periods in fiscal years beginning after December 15, 2017 and applied prospectively. Early adoption is permitted. The Company is currently evaluating the effect the guidance will have on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017‑04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017‑04 eliminates Step 2 of the goodwill impairment test, requiring determination of the implied fair value of goodwill by allocating the reporting unit fair value to assets and liabilities as if the reporting unit was acquired in a business acquisition. Updated guidance requires goodwill impairment equal to the excess of the carrying value over the fair value of the respective reporting unit. Updated guidance is effective beginning January 1, 2020 and will be applied on a prospective basis. Early adoption is permitted. We are currently evaluating the impact of this updated guidance.

In March 2017, the FASB issued ASU No. 2017‑07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The updated accounting guidance requires changes to the presentation of the components of net periodic benefit cost on the income statement by requiring service cost be presented with other employee compensation costs and other components of net periodic pension cost be presented outside of any subtotal of operating income. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization. The guidance is effective for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the effect the guidance will have on the Company’s financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three and nine months ended September 30,  2017. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2016.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who, respectively, are our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and Rule 15d‑15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure (i) the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s  rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness in our internal control over financial reporting described below and further in our Annual Report on Form 10‑K for the year ended December 31, 2016, our disclosure controls and procedures were not effective as of September 30, 2017.

Changes in Internal Controls

As discussed in our Annual Report on Form 10‑K for the year ended December 31, 2016, management identified control deficiencies that constituted a material weakness in our internal control over financial reporting as of December 31, 2016. The deficiencies related to the acquisition and integration of Silanis Technology, Inc.

The Company has implemented additional controls and is in the process of executing a remediation plan. Management expects remediation of the material weakness will be completed in fiscal year 2017.

Subject to the foregoing, there were no changes in our internal control over financial reporting during our quarter ended September 30, 2017 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a‑15 and 15d‑15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 28, 2015 a putative class action complaint was filed in the United States District Court for the Northern District of Illinois, captioned Linda J. Rossbach v. Vasco Data Security International, Inc., et al., case number 1:15‑cv‑06605, naming VASCO and certain of its current and former executive officers as defendants and alleging violations under the Securities Exchange Act of 1934, as amended. The suit was purportedly filed on behalf of a putative class of investors who purchased VASCO securities between April 28, 2015 and July 28, 2015, and seeks to recover damages allegedly caused by the defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b‑5 promulgated thereunder. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. Pursuant to a September 1, 2015 scheduling order entered by the court, the lead plaintiff, once appointed, will have sixty days to file an amended complaint or notify the defendants that the lead plaintiff intends to rely on the current complaint. On January 30, 2017, the appointed lead plaintiff filed an amended complaint in which the allegations regarding OFAC related matters were dropped and replaced with allegations regarding public disclosures made by the defendants in April 2015 as compared to public statements made in July 2015, generally regarding the strength of the Company’s business and its future prospects. This case is now referred to by the name of the new lead plaintiff, Bunk. The defendants filed a motion to dismiss the Bunk complaint on March 31, 2017. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against the action vigorously. VASCO is indemnifying its officers and directors for this matter.

On October 9, 2015, a derivative complaint was filed in the United States District Court for the Northern District of Illinois, captioned Elizabeth Herrera v. Hunt, et al., case number 1:15‑cv‑08937, naming VASCO’s Board of Directors and certain of its current and former executive officers as individual defendants and the Company as a nominal defendant. The plaintiff in the Herrera case voluntarily dismissed the action on July 12, 2017. Two additional complaints, captioned Beth Seltzer v. Hunt, et al., case number 2015‑ch‑15541, and William Hooper v. Hunt, et al., case number 2016‑ch‑04054, were filed on October 22, 2015 and March 22, 2016, respectively, in the Circuit Court of Cook County, Illinois naming the same defendants.

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

On July 19, 2017, a derivative complaint was filed in the Circuit Court of Cook County, Illinois, captioned Fancesco D’Angelo v. Hunt, et. al., naming VASCO’s Board of Directors and certain former officers as individual defendants and the Company as a nominal defendant. This complaint largely follows the allegations in the Bunk case. The D’Angelo case has been consolidated with the Hooper case and remains subject to stay.

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

On March 14, 2017, a complaint was filed in the United States District Court for the District of Massachusetts, captioned StrikeForce Technologies, Inc. v. Vasco Data Security International, Inc., et al., claiming VASCO infringed on certain patent rights of the plaintiff. On May 8, 2017, VASCO answered the complaint denying the allegations of patent infringement. The parties are currently engaged in motion practice and discovery in the case. The plaintiff has also brought suit against various other companies in the cybersecurity industry. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend itself vigorously.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three month period ended September 30, 2017:

Total Number
			of Shares	Maximum
			Purchased as	Number of Shares
	Total		Part of Publicly	that May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares Purchased	Price Paid	Plans or	the Plans or
Period	(1)	per Share	Programs (2)	Programs (2)
July 1, 2017 through July 31, 2017	4,055	$14.15	—	—
August 1, 2017 through August 31, 2017	—	—	—	—
September 1, 2017 through September 30, 2017	—	—	—	—

(1.)	All transactions represent surrender of vested shares in satisfaction of tax withholdings by grantees under the 2009 Equity Incentive Plan.
(2.)	The Company has no publicly announced plans or programs to repurchase its shares.

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

Item 6. Exhibits.

Exhibit 31.1 - Rule 13a‑14(a)/15d‑14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 2, 2017.

Exhibit 31.2 - Rule 13a‑14(a)/15d‑14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 2, 2017.

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 2, 2017.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 2, 2017.

Exhibit 101.INS – XBRL Instance Document

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB - XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

*Certain exhibits, schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K. VASCO undertakes to furnish copies of any such omitted items upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 2, 2017.

VASCO Data Security International, Inc.

/s/ Scott Clements
Scott Clements
Chief Executive Officer (Principal Executive Officer)

/s/ Mark S. Hoyt
Mark S. Hoyt
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)