Form 10-Q
period 2018-03-31
VASCO DATA SECURITY INTERNATIONAL INC
filed 2018-05-09
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

(312) 766‑4001

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

There were 40,312,000 shares of Common Stock, $.001 par value per share, outstanding at April 22, 2018.

VASCO Data Security International, Inc.

Form 10‑Q

For The Quarterly Period Ended March 31, 2018

This report contains trademarks of VASCO Data Security International, Inc. and its subsidiaries, which include VASCO, the VASCO “V” design, DIGIPASS, VACMAN, IDENTIKEY, Cronto, and eSignLive.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31,	December 31,
	2018	2017

ASSETS
Current assets
Cash and equivalents	$126,484	$78,661
Short term investments	39,953	79,733
Accounts receivable, net of allowances of $809 in 2018 and $520 in 2017	34,445	48,126
Inventories, net	11,504	12,040
Prepaid expenses	6,478	3,876
Contract assets	4,874	—
Other current assets	4,547	5,501
Total current assets	228,285	227,937
Property and equipment:
Furniture and fixtures	7,451	5,655
Office equipment	10,012	13,084
Total Property and equipment:	17,463	18,739
Accumulated depreciation	(11,163)	(13,963)
Property and equipment, net	6,300	4,776
Goodwill	57,025	56,332
Intangible assets, net of accumulated amortization	35,733	37,888
Deferred income taxes	4,975	5,460
Contract assets - non-current	7,488	—
Other assets	7,062	5,229
Total assets	$346,868	$337,622
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,822	$8,144
Deferred revenue	30,433	33,295
Accrued wages and payroll taxes	10,669	11,643
Short-term income taxes payable	1,435	3,673
Other accrued expenses	9,598	7,746
Deferred compensation	395	1,652
Total current liabilities	57,352	66,153
Long-term deferred revenue	6,773	7,019
Other long-term liabilities	7,500	5,919
Long-term income taxes payable	12,848	12,848
Deferred income taxes	8,169	7,753
Total liabilities	92,642	99,692
Stockholders' equity
Common stock: $.001 par value per share, 75,000 shares authorized; 40,312 and 40,086 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	40	40
Additional paid-in capital	91,106	90,307
Accumulated income	170,319	156,151
Accumulated other comprehensive loss	(7,239)	(8,568)
Total stockholders' equity	254,226	237,930
Total liabilities and stockholders' equity	$346,868	$337,622

See accompanying notes to unaudited condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	March 31,
	2018	2017
Revenue
Product and license	$33,494	$31,561
Services and other	11,938	10,404
Total revenue	45,432	41,965

Cost of goods sold
Product and license	8,185	9,540
Services and other	2,550	2,513
Total cost of goods sold	10,735	12,053

Gross profit	34,697	29,912

Operating costs
Sales and marketing	14,277	13,702
Research and development	5,797	5,856
General and administrative	10,774	7,853
Amortization of purchased intangible assets	2,201	2,199
Total operating costs	33,049	29,610

Operating income	1,648	302

Interest income, net	393	290
Other income, net	380	214

Income before income taxes	2,421	806
Provision for income taxes	629	233

Net income	$1,792	$573

Net income per share
Basic	$0.04	$0.01
Diluted	$0.04	$0.01

Weighted average common shares outstanding
Basic	39,910	39,760
Diluted	40,059	39,770

See accompanying notes to unaudited condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended
	March 31,
	2018	2017
Net income	$1,792	$573
Other comprehensive income
Cumulative translation adjustment, net	1,318	644
Pension adjustment, net	12	5
Comprehensive income	$3,122	$1,222

See accompanying notes to unaudited condensed consolidated financial statements.

VASCO Data Security International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$1,792	$573
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	2,747	2,633
Deferred tax benefit	(9)	(395)
Stock-based compensation	800	544
Changes in assets and liabilities
Accounts receivable, net	14,185	1,715
Inventories, net	535	(1,403)
Contract assets	(4,195)	—
Accounts payable	(3,360)	(1,507)
Income taxes payable	(3,012)	(2,914)
Accrued expenses	(821)	1,265
Deferred compensation	(1,258)	243
Deferred revenue	3,424	1,691
Other	(1,102)	(738)
Net cash provided by operating activities	9,726	1,707

Cash flows from investing activities:
Purchase of short term investments	—	(69,626)
Maturities of short term investments	40,000	75,000
Additions to property and equipment	(2,296)	(247)
Net cash provided by investing activities	37,704	5,127

Cash flows from financing activities:
Tax payments for restricted stock issuances	(179)	(154)
Net cash used in financing activities	(179)	(154)

Effect of exchange rate changes on cash	572	253

Net increase in cash	47,823	6,933
Cash and equivalents, beginning of period	78,661	49,345
Cash and equivalents, end of period	$126,484	$56,278

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of VASCO and its subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the company’s Annual Report on Form 10‑K for the year ended December 31, 2017.

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

Reclassifications

Certain amounts from prior year have been reclassified to conform to current year presentation.

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

For the three month period ended March 31, 2018, foreign currency transactions resulted in a net gain of $210 compared to a net loss of $24 for the same period in 2017.

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers” (FASB Accounting Standards Codification (ASC) Topic 606, or “Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under FASB ASC Topic 605 “Revenue Recognition”  and FASB ASC Topic 985-605 “Software-Revenue Recognition” (“Topic 605”). We recorded a net reduction to opening Accumulated Income of $12,371, net of tax, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the accounting impacts of our customer contracts that include a term license to our software, as well as the impact of accounting for costs incurred to obtain our contracts.  The net impact to revenues as a result of applying Topic 606 was an increase of $3,145 for the three months ended March 31, 2018.  See Note 2 for further details.

We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, we satisfy a performance obligation.

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services, which excludes any sales incentives and amounts collected on behalf of third parties.    Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are in included in cost of revenues.

Nature of Goods and Services

We derive our revenues primarily from Product and License Revenue, which includes hardware products and software licenses, and Services and Other, which is inclusive of software-as-a-service (which we refer to as “subscription”), maintenance and support, and professional services.

Product Revenue: Revenue from the sale of security hardware is recorded upon shipment, which is the point at which control of the goods are transferred and the completion of performance obligation, unless there are specific terms that would suggest control is transferred at a later date (e.g. delivery). No significant obligations or contingencies typically exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized. Customer payments normally correspond with delivery.

License Revenue: Revenue from the sale of software licensing is recorded upon the latter of when the customer receives the ability to access the software or when they are legally allowed to use the software.  No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized. Contracts with customers for distinct licenses of intellectual property include perpetual licenses, which grant the customer unlimited access to the software, and term licenses which limit the customer’s access to the software. The typical term license length is 3 years.  Customer payments normally correspond with delivery for perpetual licenses.  For term licenses, payments are either on installment or in advance.  In limited circumstances, we integrate third party software solutions into our software products.  We have determined that, consistent with our conclusion under prior revenue recognition rules, we act as the principal with respect to the satisfaction of the related performance obligation and record the corresponding revenue on a gross basis from these transactions.  The fees paid to the third parties are recognized as a component of cost of sales when the revenue is recognized.

Subscription Revenue: We generate subscription revenues from our cloud services offerings. Subscription revenues mostly include fees from customers for access to the eSignLive suite of solutions. Our standard customer arrangements do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time. As such, these arrangements are considered service contracts and revenue is recognized ratably over the service period of the contract. Customer payments are normally in advance for annual service.

Maintenance and Support and Other: Maintenance and support agreements generally call for us to provide software updates and technical support, respectively, to customers. Revenue on maintenance and technical support is deferred and recognized ratably over the term of the maintenance and support agreement.  Customer payments are normally in advance for annual service.

Professional Services: We provide professional services to our customers. Revenue from such services is recognized during the period in which the services are performed.  Payments vary, but normally occur on a time and materials basis.

Significant Judgments

Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Certain arrangements may involve a significant level of configuration. Judgment is required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the other performance obligations and recognized over time.

Judgment is required to determine the stand-alone selling price (“SSP”) for each distinct performance obligation. We use a range of amounts to estimate SSP when we sell each of the products and services separately and need to determine whether there is a discount that needs to be allocated based on the relative SSP of the various products and services.  In instances where SSP is not directly observable, and when we sell at a highly variable price range, such as for software licenses and for subscriptions, we determine the SSP for those performance obligations using the residual method.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation for the first quarter of 2018 was $0.5 million, compared to $0.4 million for the first quarter of 2017. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets ranging from three to seven years. Additions and improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses resulting from sales, disposals, or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts.

Long Term Investments

Included in Other Assets are minority equity investments in companies we believe may be beneficial in executing our strategy. At March 31, 2018 and December 31, 2017, investments were $4,813 and $4,361, respectively. In accordance with ASC 325, the investments are recorded at fair value using the alternative measurement method allowed for in ASU 2016-01, and are evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Cost of Goods Sold

Included in product and license cost of goods sold are direct product costs. Cost of goods sold related to service revenues are primarily costs related to subscription solutions, including personnel and equipment costs, and personnel costs of employees providing professional services and maintenance and support.

Research and Development Costs

Costs for research and development, principally the design and development of hardware, and the design and development of software prior to the determination of technological feasibility, are expensed as incurred on a project-by-project basis.

Software Development Costs

We capitalize software development costs in accordance with ASC 985‑20, Costs of Software to be Sold, Leased, or Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. No material software development costs were capitalized during the three months ended March 31, 2018.

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

See Note 6 – Income Taxes discussing 2017 U.S. tax reform and Staff Accounting Bulletin No. 118 ("SAB 118") issued by the SEC.

.

Fair Value of Financial Instruments

At March 31, 2018, and December 31, 2017, our financial instruments were cash and equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies, as defined in ASC 820, Fair Value Measurements. The fair values of the financial instruments were not materially different from their carrying amounts at March 31, 2018 and December 31, 2017.

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

Goodwill represents the excess of purchase price over the fair value of net identifiable assets acquired in a business combination. We assess the impairment of goodwill and intangible assets with indefinite lives each November 30 or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the reporting unit against the planned results used in the last quantitative goodwill impairment test. Additionally, the reporting unit’s fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity- and reporting unit specific events. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of the reporting unit exceeds the carrying value involves significant judgments and estimates. If it is determined under the qualitative assessment that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then a two-step quantitative impairment test is performed. Under the first step, the estimated fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the estimated fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in acquisition accounting. The residual amount after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit under the two-step assessment is determined using a combination of both income and market-based variation approaches. The inputs and assumptions to valuation methods used to estimate the fair value of reporting units involves significant judgments.

We operate in one reporting unit and have had no impairment recorded for the three months ended March 31, 2018.

Stock-Based Compensation

We have stock-based employee compensation plans, described in Note 7. ASC 718‑10, Stock Compensation requires us to estimate the fair value of restricted stock granted to employees, directors and others and to record compensation expense equal to the estimated fair value. Compensation expense is recorded on a straight-line basis over the vesting period for time-based awards and on a graded basis for performance-based awards. Forfeitures are recorded as incurred.

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

Recently Issued Accounting Pronouncements

Effective January 1, 2018, we adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01, which revises the classification and measurement of investments in equity securities. ASU 2016-01 requires that equity investments, except those accounted for under the equity method of accounting, be measured at fair value and changes in fair value are recognized in net income. ASU 2016-01 also provides a new measurement alternative for equity investments that do not have a readily determinable fair value (cost method investments). These investments are measured at cost, less any impairment, adjusted for observable price changes. Effective January 1, 2018, we elected to record our equity investments that do not have a readily determinable fair value using the alternative measurement method. Accordingly upon adoption, we recorded a cumulative effect adjustment to increase opening accumulated income at January 1, 2018 by $457, net of tax, as required for our equity investments with no readily determinable fair value to reflect these investments at approximate fair value.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is to become effective for the Company on January 1, 2019. Currently, ASU No. 2016-02 requires companies to adopt the requirements of the new standard by applying a modified retrospective approach to the beginning of the earliest period presented in the financial statements. However, the FASB issued an exposure draft in January 2018, which would allow companies the option to instead apply the provisions of the new standard at the effective date without adjusting the comparative periods presented. While the Company is currently assessing the impact ASU No. 2016-02 will have on its consolidated financial statements, the Company expects the primary impact upon adoption will be the recognition, on a discounted basis, of its minimum commitments under noncancellable operating leases on its consolidated balance sheets resulting in the recording of right of use assets and lease obligations.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows: Restricted Cash" (Topic 230). This ASU requires that a statement of cash flows explain the change during the period in the total of cash, and cash equivalents, including amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. This ASU is effective for us in the first quarter of fiscal 2018. Adoption is required on a retrospective transition basis. The Company does not have any restricted cash or restricted cash equivalents.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (ASC 230)  – Classification of Certain Cash Receipts and Cash Payments.  This guidance clarifies eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. We adopted this ASU on January 1, 2018 on a retrospective basis; however, the impact was not material to our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. The new guidance is intended to simplify the accounting for intercompany asset transfers. The core principle requires an entity to immediately recognize the tax consequences of intercompany asset transfers. We adopted this standard on January 1, 2018 on a prospective basis. The impact was not material to our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations – Clarifying the Definition of a Business. This standard changes the definition of a business by requiring that at least one substantive process exist in the acquired entity. It also states that if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, then the set of transferred assets and activities is not a business. We adopted the standard on January 1, 2018 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company adopted the newly issued ASU as of January 1, 2018. The adoption of the standard did not have a material impact our consolidated financial statements and related disclosures.

We adopted Accounting Standard Update, or ASU, 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in the first quarter of 2018. The ASU allows for the reclassification of stranded tax effects on items resulting from the Tax Cuts and Jobs Act, or the 2017 Tax Act, from accumulated other comprehensive income, or AOCI, to retained earnings. Tax effects unrelated to the 2017 Tax Act are released from AOCI using either the specific identification approach or the portfolio approach based on the nature of the underlying item. We elected not to reclassify the income tax effects of the 2017 Tax Act.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) (“Tax Cuts and Jobs Act”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. Our accounting for certain income tax effects is incomplete, but we have determined reasonable estimates for those effects and have recorded provisional amounts in our condensed consolidated financial statements as of March 31, 2018 and December 31, 2017.

Note 2 – Revenue

The Company adopted Topic 606 Revenue from Contracts with Customers with a date of the initial application of January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed below.

The Company applied Topic 606 using the modified retrospective method – i.e. by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of Accumulated Income at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. The details of the significant changes and quantitative impact of the changes are set out below.

Term Licenses

For revenues generated from arrangements that included term licenses to our software, the Company previously recognized revenue ratably over the term of the contract when VSOE did not exist for all undelivered elements.  Under Topic 606, these licenses are considered licenses of functional intellectual property, which requires recognition at the point in time all of the revenue recognition criteria per Topic 606 are met, which for the Company is generally when the customer is provided access to the software and the license term has commenced.  We have established a stand-alone selling price (SSP) for all other performance obligations in the contract. Accordingly, the Company now recognizes revenue from these licenses, based on the residual approach due to highly variable pricing, at the beginning of the license period and recognizes the transaction price allocated to the other performance obligations in the contract (typically maintenance and support) over the period in which those performance obligations are satisfied. This is consistent with the method of recognizing revenue for perpetual licenses of intellectual property.  Fees paid to third party software providers in term license arrangements are now recognized under Topic 606 when the term license revenues are recognized.

Sales Commissions

The Company incurs incremental costs related to commissions, which can be directly tied to obtaining a contract.  For commissions earned by sales personnel, the Company previously recognized these amounts when they were earned by the employees. As a result of adopting Topic 606, the Company now capitalizes commissions associated with new customers and amortizes the costs over a period in which the Company is expected to benefit, which can be up to seven years.  The amortization is reflected in Sales and Marketing in the statement of operations.  For certain contracts, any commission that is subject to a service period, such as employment, is expensed as incurred within Sales and Marketing in the statement of operations.

Disaggregation of Revenues

The following tables present our revenues disaggregated by major products and services, geographical region and timing of revenue recognition.

Revenue by major products and services

	For the three months ended March 31,
	2018	2017*

Hardware products	$17,491	$21,744
Software licenses	16,003	9,816
Subscription	2,970	2,115
Professional services	964	961
Maintenance, support and other	8,004	7,329

Total Revenue	$45,432	$41,965

* Prior period amounts are presented under ASC 605 and 985-605

Revenue by location of customer

	EMEA	Americas	APAC	Total

Total Revenue:
2018	$18,387	$15,921	$11,124	$45,432
2017*	$18,370	$12,124	$11,471	$41,965

Percent of Total:
2018	40%	35%	25%	100%
2017*	44%	29%	27%	100%
* Prior period amounts are presented under ASC 605 and 985-605

Timing of revenue recognition

For the three months ended March 31,
2018

Products and Licenses transferred at a point in time	$33,494
Services transferred over time	11,938

Total Revenue	$45,432

Impacts on Financial Statements

The following tables summarize the impacts of adopting Topic 606 on the Company’s consolidated financial statements for the three months ended March 31, 2018.

Balance Sheet

	As of March 31, 2018
	As Reported	Adjustments	Balances without the adoption of Topic 606

ASSETS
Current assets
Accounts receivable, net of allowance	$34,445	$(276)	$34,169
Contract asset	4,874	(4,874)	-
Other current assets	4,547	302	4,849
Total current assets	228,285	(4,848)	223,437
Deferred income taxes	4,975	507	5,482
Contract asset - non-current	7,488	(7,488)	—
Other assets	7,062	(30)	7,032
Total assets	$346,868	$(11,859)	$335,009
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Deferred revenue	$30,433	$5,468	$35,901
Short-term income taxes payable	1,435	(1,942)	(507)
Total current liabilities	57,352	3,526	60,878
Deferred revenue - non-current	6,773	89	6,862
Deferred income taxes	8,169	(424)	7,745
Total liabilities	92,642	3,191	95,833
Stockholders' equity
Accumulated income	170,319	(15,050)	155,269
Total stockholders' equity	254,226	(15,050)	239,176
Total liabilities and stockholders' equity	$346,868	$(11,859)	$335,009

Statement of Operations

	For the three-months ended March 31, 2018
	As Reported	Adjustments	Balances without the adoption of Topic 606

Revenue
Product and license	$33,494	$(2,447)	$31,047
Services and other	11,938	(698)	11,240
Total revenue	45,432	(3,145)	42,287

Cost of goods sold
Product and license	8,185	393	8,578
Services and other	2,550	—	2,550
Total Cost of goods sold	10,735	393	11,128

Gross profit	34,697	(3,538)	31,159

Operating Costs
Sales and marketing	14,277	382	14,659
Total operating costs	33,049	382	33,431

Operating income (loss)	1,648	(3,920)	(2,272)

Income before taxes	2,421	(3,920)	(1,499)

Provision for income tax	629	(1,019)	(390)

Net income (loss)	$1,792	$(2,901)	$(1,109)

Basic EPS	$0.04		$(0.03)
Diluted EPS	$0.04		$(0.03)

The adoption of Topic 606 did not impact total operating, investing or financing cash flows in the statement of cash flows.

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	January 1,	March 31,
	2018	2018
Receivables, inclusive of trade and unbilled	$48,217	$34,445
Contract Assets (current and non-current)	$8,167	$12,362
Contract Liabilities (Deferred Revenue current and non-current)	$33,752	$37,207

Contract assets relate primarily to multi-year term license arrangements and the remaining contractual billings.  These contract assets are transferred to receivables when the right to billing occurs, which is normally over 3-5 years.  The contract liabilities primarily relate to the advance consideration received from customers for subscription and maintenance services.  Revenue is recognized for these services over time.

As a practical expedient, we do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less. We do not typically include extended payment terms in our contracts with customers.

During the three months ended March 31, 2018, the Company’s contract asset balances increased $4,200 primarily due to new term contracts exceeding billings during the period, partially offset by transfers to accounts receivable.  Deferred Revenue increased in the same period due to advanced payments from annual renewals, offset by a decrease of approximately $11,000 associated with revenue recognized.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	2018	2019	2020	Beyond 2020	Total

Future revenue related to current unsatisfied performance obligations	$7,242	$5,977	$3,064	$2,654	$18,937

The Company applies practical expedients and does not disclose information about remaining performance obligations a) that have original expected durations of one year or less, or b) where revenue is recognized as invoiced.

Costs of obtaining a contract

The Company incurs incremental costs related to commissions, which can be directly tied to obtaining a contract. Under Topic 606, the Company capitalizes commissions associated with certain new contracts and amortizes the costs over a period of benefit based on the transfer of goods or services that we have determined to be up to seven years.  The Amortization is reflected in Sales and Marketing in the Statement of Operations. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors, including customer attrition.  Commissions are payable upon receipt of payment by the customer and requires the employee to be a current employee.  For contracts with multiple year payment terms, as the commissions that are payable after year 1 are payable based on continue employment, they are expensed when incurred.   Commissions and amortization expense is included in Sales and Marketing expenses on the consolidated statements of operations.

Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period for the assets that the Company otherwise would have recognized is one year or less.  These costs are included in Sales and Marketing expense in the consolidated statement of operations.

The following tables provides information related to the capitalized costs and amortization recognized in the period:

Three months ended
in thousands	March 31, 2018
Capitalized costs to obtain contracts, current	$296
Capitalized costs to obtain contracts, non-current	$1,540

Three months ended
in thousands	March 31, 2018
Amortization of capitalized costs to obtain contracts	$65
Impairments of capitalized costs to obtain contracts	$-

Note 3 – Inventories, net

Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the FIFO method.

Inventories, net are comprised of the following:

	March 31,	December 31,
	2018	2017
Component parts	$4,932	$4,691
Work-in-process and finished goods	6,572	7,349
Total	$11,504	$12,040

Note 4 – Goodwill

Goodwill activity for the three months ended March 31, 2018 consisted of the following:

Net balance at December 31, 2017	$56,332
Additions	—
Net foreign currency translation	693
Net balance at March 31, 2018	$57,025

Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuations. No impairment of goodwill was recorded in the three months ended March 31, 2018 or March 31, 2017.

Note 5 – Intangible Assets

Intangible asset activity for the three months ended March 31, 2018 is detailed in the following table.

	Acquired	Customer		Total Intangible
	Technology	Relationships	Other	Assets
Net balance at December 31, 2017	$6,946	$22,544	$8,398	$37,888
Additions-Other	—	—	36	36
Disposals-Other	—	—	—	—
Net foreign currency translation	5	1	4	10
Amortization expense	(1,109)	(604)	(488)	(2,201)
Net balance at March 31, 2018	$5,842	$21,941	$7,950	$35,733

March 31, 2018 balance at cost	$37,349	$27,864	$13,427	$78,640
Accumulated amortization	(31,507)	(5,923)	(5,477)	(42,907)
Net balance at March 31, 2018	$5,842	$21,941	$7,950	$35,733

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations.

Note 6 – Income Taxes

Our estimated annual tax rate for 2018 before discrete items is expected to be 26%. This is higher than the U.S. statutory rate of 21% primarily due to due earnings taxed in jurisdictions with higher tax rates than the U.S. and the impact of foreign earnings being taxable in the U.S., partially offset by income in foreign jurisdictions taxed at lower rates. Our ultimate tax rate will depend on the mix of earnings in various jurisdictions.

At December 31, 2017, we had deferred tax assets of $20,864 resulting from foreign and state NOL carryforwards of $120,457 and other foreign deductible carryforwards of $31,161. At December 31, 2017, we had a valuation allowance of $12,805 against deferred tax assets related to certain carryforwards.  Income taxes paid during the three months ended March 31, 2018 was $3,810.

Certain of our non-U.S. operations have incurred net operating losses (NOLs), which may become deductible to the extent these operations become profitable. For each of our operations, we evaluate whether it is more likely than not that the tax benefits related to NOLs will be realized. As part of this evaluation, we consider evidence such as tax planning strategies, historical operating results, forecasted taxable income, and recent financial performance. In the year that certain non-U.S. operations record a loss, we do not recognize a corresponding tax benefit, thus increasing our effective tax rate. Upon determining that it is more likely than not that the NOLs will be realized, we reduce the tax valuation allowances related to these NOLs, which results in a reduction to our income tax expense and our effective tax rate in the period.

U.S. tax reform (“the Act”) was enacted on December 22, 2017. Among other things, the Act reduces the U.S. federal corporate tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred.  We have reasonably estimated the effects of the Act and recorded provisional amounts in the fourth quarter of 2017 for the transition tax and to remeasure our U.S. federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%, and for the one-time transition tax. The U.S. Government and state tax authorities are expected to continue to issue guidance regarding the Act, which may result in adjustments to our provisional estimates.

For the first quarter of 2018, we have not recorded any measurement period adjustments to the provisional estimates recorded at the end of 2017.  The final determination of the remeasurement of our net deferred tax assets and the transition tax will be completed as additional information becomes available, but no later than one year from the enactment date.  Any subsequent adjustments to the provisional amounts will be recorded to current or deferred tax expense in the quarter of 2018 when the analysis is complete.

Note 7 – Long-Term Compensation Plan and Stock Based Compensation

Under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan (“2009 Equity Incentive Plan”), we awarded 324 shares of restricted stock in the first quarter of 2018, consisting of 161 unissued shares subject to future performance criteria and 163 issued time-based shares. The market value of the 163 issued restricted shares was $2,299 at the date of grant, and is being amortized over the vesting period of one to four years. The market value of the 161 unissued shares subject to performance criteria was $2,280 at the date of grant, and is being amortized over the vesting period of three years.

The following table details long-term compensation plan and stock-based compensation expense for the three months ended March 31, 2018 and 2017:

	Three months ended
	March 31,
	2018	2017
Restricted stock	$800	$544
Long-term compensation plan	552	556
Total Compensation	$1,352	$1,100

Note 8 – Common Stock and Earnings per Share

In connection with the 2009 Equity Incentive Plan, during the three months ended March 31, 2018, 163 shares were awarded in 2018.  There were no performance shares related to awards provisioned in prior years.

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive. The details of the earnings per share calculations for the three months ended March 31, 2018 and 2017 follow:

	Three months ended
	March 31,
	2018	2017
Net income	$1,792	$573
Weighted average common shares outstanding:
Basic	39,910	39,760
Incremental shares with dilutive effect:
Restricted stock awards	149	10
Diluted	40,059	39,770

Net income (loss) per share:
Basic	$0.04	$0.01
Diluted	$0.04	$0.01

Note 9 – Legal Proceedings and Contingencies

We are a party to or have intellectual property subject to litigation and other proceedings that arise in the ordinary course of our business. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary sanctions or relief. We believe the probability is remote that the outcome of each of these matters, including the legal proceedings described below, will have a material adverse effect on the corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our financial results in any particular interim reporting period. Among the factors that we consider in this assessment are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if estimable), the progress of the case, existing law and precedent, the opinions or views of legal counsel and other advisers, our experience in similar cases and the experience of other companies, the facts available to us at the time of assessment and how we intend to respond to the proceeding or claim. Our assessment of these factors may change over time as individual proceedings or claims progress.

Although we cannot predict the outcome of legal or other proceedings with certainty, where there is at least a reasonable possibility that a loss may have been incurred, GAAP requires us to disclose an estimate of the reasonably possible loss or range of loss or make a statement that such an estimate cannot be made. We follow a process in which we seek to estimate the reasonably possible loss or range of loss, and only if we are unable to make such an estimate do we conclude and disclose that an estimate cannot be made. Accordingly, unless otherwise indicated below in our discussion of legal proceedings, a reasonably possible loss or range of loss associated with any individual legal proceeding cannot be estimated.

We include various types of indemnification clauses in our agreements. These indemnifications may include, but are not limited to, infringement claims related to our intellectual property, direct damages and consequential damages. The type and amount of such indemnifications vary substantially based on our assessment of risk and reward associated with each agreement. We believe the estimated fair value of these indemnification clauses is minimal, and we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. We have no liabilities recorded for these clauses as of March 31, 2018.

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

We have not received any response to the letter to OFAC and we cannot predict when OFAC will conclude their review of our voluntary self-disclosures. Based upon the OFAC guidelines for monetary penalties, in the fourth quarter of 2015, we accrued $900 for potential penalties if they are assessed by OFAC. Ultimately no penalty may be assessed or the penalty may be less or greater than the accrual.

On January 10, 2011, we purchased our wholly-owned subsidiary, DigiNotar B.V., a private company organized and existing in The Netherlands from the shareholders (“Sellers”). On September 19, 2011, DigiNotar B.V. filed a bankruptcy petition under Article 4 of the Dutch Bankruptcy Act in the Haarlem District Court, The Netherlands. The bankruptcy trustee took over management of DigiNotar B.V.’s business activities and is responsible for the administration and liquidation of DigiNotar B.V. In connection with the bankruptcy of DigiNotar B.V., in January 2015, we received a notice of potential claim by the trustee against all of the individuals who served as Directors of DigiNotar, both before and after our acquisition of DigiNotar. On March 29, 2018, we entered into a settlement agreement among the bankruptcy estate, the pre-acquisition directors, the VASCO directors and the Company. After payment from third parties, including our insurance carrier, the amount of the settlement is not material to our financial position.

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

In February 2017, we learned an integrated reseller and certain end customers, were named as defendants in a patent infringement lawsuit in Japan related to our CRONTO technology. We have indemnification obligations in favor of our reseller and end customers and are working with them to defend such suit. In December 2017, the Japan Patent Office ruled the plaintiff’s patent is invalid. In February 2018, a trial court decision declared the plaintiff’s patent to be invalid. Those decisions are subject to appeal. We will continue to support our customers in any appeals and continue to believe that the lawsuit is without merit.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except headcount, ratios, time periods and percentages)

Unless otherwise noted, references in this Quarterly Report on Form 10‑Q to “VASCO,” “company,” “we,” “our,” and “us” refer to VASCO Data Security International, Inc. and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended concerning, among other things, our expectations regarding the prospects of, and developments and business strategies for, VASCO and our operations, including the development and marketing of certain new products and services and the anticipated future growth in certain markets in which we currently market and sell our products and services or anticipate selling and marketing our products or services in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect”, “believe”, “will”, “anticipate”, “emerging”, “intend”, “plan”, “could”, “may”, “estimate”, “should”, “objective”, “goal”, “possible”, “potential”, “projected” and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. VASCO cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These additional risks, uncertainties and other factors have been described in greater detail in our Annual Report on Form 10‑K for the year ended December 31, 2017 and include, but are not limited to, (a) risks of general market conditions, including currency fluctuations and the uncertainties resulting from turmoil in world economic and financial markets, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasingly sophisticated hacking attempts, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, and changing government regulations, and (c) risks specific to VASCO, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers. These risks, uncertainties and other factors include the risk that VASCO will not integrate eSignLive into the global business of VASCO successfully and the amount of time and expense spent and incurred in connection with the integration; the risk that the revenue synergies, cost savings and other economic benefits that VASCO anticipates as a result of the acquisition are not fully realized or take longer to realize than expected. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements. Except for our ongoing obligations to disclose material information as required by the U.S. federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

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

While we did not experience any cyber incident in the first quarter of 2018 that had a significant impact on our business, it is possible that we could experience an incident in 2018 or future years, which could result in unanticipated costs.

Currency Fluctuation

In the first quarter of 2018, approximately 69% of our revenue and approximately 70% of our operating expenses were generated/incurred outside of the U.S. In the first quarter of 2017, approximately 75% of our revenue and approximately 76% of our operating expenses were generated/incurred outside of the U.S. Historically, the majority of our revenue is generated outside of the U.S., the majority of our revenue is billed in U.S. Dollars. In the first quarter of 2018, approximately 50% of our revenue was denominated in U.S. Dollars, 49% was denominated in Euros and 1% was denominated in other currencies. In the first quarter of 2017, approximately 63% of our revenue was denominated in U.S. Dollars and 37% denominated in Euro or other currencies.

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

The financial position and the results of operations of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland, Singapore and Canada, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates generated comprehensive income of $1.3 million in the first quarter of 2018, and comprehensive income of $0.6 million in the first quarter of 2017. These amounts are included as a separate component of stockholders’ equity. The functional currency of our subsidiaries in Switzerland, Canada, and Singapore is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations as other non-operating income/expense. We reported foreign exchange transaction gain (loss) of $0.2 million and ($0.02) million for the three-months ended 2018 and 2017, respectively.

Components of Operating Results

Revenue

We generate revenue from the sale of our hardware products, software licenses, subscriptions and professional services. We believe comparison of revenues between periods is heavily influenced by the timing of orders and shipments reflecting the transactional nature of our business.

•	Product and license revenue. Product and license revenue includes hardware products and software licenses.
•	Service and other revenue. Service and other revenue includes subscription solutions (which is our definition of software-as-a-service solutions), maintenance and support, and professional services.

Cost of Goods Sold

Our total cost of goods sold consists of cost of product and license revenue and cost of service and other revenue. We expect our cost of goods sold to increase in absolute dollars as our business grows, although it may fluctuate as a percentage of total revenue from period to period.

•	Cost of product and license revenue. Cost of product and license revenue primarily consists of direct product and license costs.
•

Cost of service and other revenue. Cost of service and other revenue primarily consists of costs related to subscription solutions, including personnel and equipment costs, and personnel costs of employees providing professional services and maintenance and support.

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

Historically, operating expenses have been impacted by changes in foreign exchange rates. We estimate the change in currency rates in the first quarter of 2018 compared to 2017 resulted in an increase in operating expenses of approximately $1.6 million.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. For first quarter of 2018 and 2017, operating expenses included $1.4 million and $1.1 million, respectively, related to stock-based and long-term incentive plans. Performance awards granted at the beginning of 2016 were not earned. Long-term incentive awards granted at the beginning of 2017 were earned. Long-term incentive plan compensation expense includes both cash and stock-based incentives.

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

Comparison of the Period Ended March 31, 2018 and 2017

Percentage of Total Revenue

	Three months ended
	March 31,
	2018	%	2017*	%
Revenue
Product and license	$33,494	74%	$31,561	75%
Services and other	11,938	26%	10,404	25%
Total revenue	45,432	100%	41,965	100%

Cost of goods sold
Product and license	8,185	18%	9,540	23%
Services and other	2,550	6%	2,513	6%
Total cost of goods sold	10,735	24%	12,053	29%

Gross profit	34,697	76%	29,912	71%

Operating costs:
Sales and marketing	14,277	31%	13,702	33%
Research and development	5,797	13%	5,856	14%
General and administrative	10,774	24%	7,853	19%
Amortization of purchased intangible assets	2,201	5%	2,199	5%
Total operating costs	33,049	73%	29,610	71%

Operating income	1,648	4%	302	1%

Interest income, net	393	1%	290	1%
Other income, net	380	1%	214	1%

Income before income taxes	2,421	5%	806	2%
Provision for income taxes	629	1%	233	1%

Net income	$1,792	4%	$573	1%

* Prior period amounts are presented under ASC 605 and 985-605

Revenues

	Three months ended March 31,
	2018		2017*		Change
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
Product and license	$33,494	74%	$31,561	75%	$1,933	6%
Services and other	11,938	26%	10,404	25%	1,534	15%
Total revenue	$45,432	100%	$41,965	100%	$3,467	8%

Revenue by geographic region
EMEA	$18,387	40%	$18,370	44%	$17	0%
Americas	15,921	35%	12,124	29%	3,797	31%
APAC	11,124	25%	11,471	27%	(347)	(3%)
Total revenue	$45,432	100%	$41,965	100%	$3,467	8%

* Prior period amounts are presented under ASC 605 and 985-605

Total revenue increased $3.5 million or 8%, during the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017. Product and license revenue increased by $1.9 million, or 6% during the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017. The increase in product and license revenue is primarily due to an increase in software revenue from term licenses of our eSignLive suite of products and the adoption of Topic 606. Services and other revenue increased by $1.5 million, or 15% during the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017. The increase was due to an increase in subscription and maintenance revenue.

Revenue generated in EMEA was flat when compared to March 31, 2017.

Revenue generated in the Americas increased $3.8 million, or 31% during the quarter ended March 31, 2018. The increase in revenue was primarily due to the adoption of Topic 606 with increased revenue from non-hardware products, including software licenses, as well as growth in subscription revenue.

Revenue generated in the Asia Pacific region decreased $0.3 million during the quarter ended March 31, 2018.

Cost of Goods Sold and Gross Margin

	Three months ended March 31,
	2018		2017		Change
	Amount	Gross margin	Amount	Gross margin	Amount	%
Cost of goods sold
Product and license	$8,185		$9,540		$(1,355)	(14%)
Services and other	2,550		2,513		37	1%
Total cost of goods sold	10,735		12,053		(1,318)	(11%)

Gross profit	$34,697		$29,911		$4,786	16%

Gross margin
Product and license		76%		70%
Services and other		79%		76%
Total gross margin		76%		71%

The cost of product and license revenue decreased $1.4 million, or 14% during the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017. The decrease in cost of product and license revenue was primarily driven by a decline in our hardware revenue and an increase in our software licenses.

The cost of services and other revenue increased $0.04 million, or 1%, during the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017. The increase in cost of services and other revenue was primarily due to increased services and other revenues.

Gross profit increased $4.8 million, or 16%, during the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017. Gross margin was 76% for the quarter ended March 31, 2018 and 71% for the quarter ended March 31, 2017. The increase in gross margin primarily reflects an increase in software solutions as a percentage of total revenues.

The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies including the Euro. For the quarter ended March 31, 2018, as the U.S. Dollar weakened against the Euro compared to the quarter ended March 31, 2017, revenue from sales in Euros, as measured in U. S. Dollars, increased, without a corresponding change in the cost of goods sold. The impact of changes in currency rates are estimated to have increased revenue by approximately $1.9 million for the first quarter of 2018.

Operating Expenses

	Three months ended March 31,
	2018		2017		Change
		% of Total		% of Total
	Amount	Expense	Amount	Expense	Amount	%
Operating costs
Sales and marketing	$14,277	43%	$13,703	46%	$574	4%
Research and development	5,797	17%	5,856	20%	(59)	(1%)
General and administrative	10,774	33%	7,853	27%	2,921	37%
Amortization of purchased intangible assets	2,201	7%	2,199	7%	2	0%
Total operating costs	$33,049	100%	$29,611	100%	$3,438	12%

Sales and marketing expenses increased $0.6 million, or 4% during the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017, primarily due to headcount and increased marketing investments. Average full-time sales, marketing, support, and operating employee headcount for quarter ended March 31, 2018 was 317, compared to 301 for quarter ended March 31, 2017.

Research and development expenses decreased $0.06 million, or 1% during the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017. Average full-time research and development employee headcount for the quarter ended March 31, 2018 was 209, compared to 232 for quarter ended March 31, 2017.

General and administrative expenses increased $2.9 million, or 37% during the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017. The increase in general and administrative expenses for the quarter ended March 31, 2018 primarily reflect increased headcount, professional fees and facilities expense. Professional fees primarily relate to investment in internal systems. Average full-time general and administrative employee headcount for quarter ended March 31, 2018 was 100, compared to 88 for quarter ended March 31, 2017.

Amortization of purchased intangible assets expense for the quarter ended March 31, 2018 was $2.2 million, compared to $2.2 million for the quarter ended March 31, 2017. There were no significant changes in our amortization of purchased intangible assets for the quarter ended March 31, 2018 from the quarter ended March 31, 2017.

Interest Income

	Three months ended March 31,
	2018	2017	Change
	Amount	Amount	Amount	%

Interest Income	$393	$290	$103	36%

Consolidated net interest income for the quarter ended March 31, 2018 was $0.4 million, compared to $0.3 million for the quarter ended March 31, 2017. The increase in interest income for 2018 compared to the 2017 reflects an increase in the average interest rate earned on invested balances and an increase in the average invested balance.

Other Income (Expense), Net

	Three months ended March 31,
	2018	2017	Change
	Amount	Amount	Amount	%

Other income (expense), net	$380	$214	$166	78%

Other income (expense), net for the quarter ended March 31, 2018 was $0.4 million, compared to $0.2 million for the quarter ended March 31, 2017.

Income Taxes

	Three months ended March 31,
	2018	2017	Change
	Amount	Amount	Amount	%

Provision for income taxes	$629	$233	$396	170%

Income tax expense for the first quarter of 2018 was $0.6 million, compared to $0.2 million in the first quarter of 2017.  The effective tax rate in the first quarter of 2018 was 26%, compared to 29% in the first quarter of 2017. The increase in tax expense is primarily related to higher pretax income.

Liquidity and Capital Resources

As of March 31, 2018, we had net cash balances (total cash and cash equivalents) of $126.5 million and short-term investments of $40.0 million. We had no outstanding debt or restricted cash at March 31, 2018. Short term investments at March 31, 2018, consisting of high quality commercial paper with maturities of less than six months, were held by our U.S. and Swiss entities and issued by domestic and foreign corporations.

At March 31, 2018, we had $43 million of cash held within United States and had $83.5 million of cash held by foreign subsidiaries. The cash held by foreign subsidiaries is not subject to significant repatriation restrictions and may be subject to tax upon repatriation.

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

Cash provided by operating activities was $9.7 million for the quarter ended March 31, 2018 compared to $1.7 million for the quarter ended March 31, 2017.

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

Cash provided by investing activities was $37.7 million during the quarter ended March 31, 2018, and $5.1 million during the quarter ended March 31, 2017.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 Topic 606 Revenue from Contracts with Customers. Topic 606 supersedes the revenue recognition requirements in Topic 605 Revenue Recognition, and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. See Note 1 for further details.

Effective January 1, 2018, we adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01, which revises the classification and measurement of investments in equity securities. ASU 2016-01 requires that equity investments, except those accounted for under the equity method of accounting, be measured at fair value and changes in fair value are recognized in net income. ASU 2016-01 also provides a new measurement alternative for equity investments that do not have a readily determinable fair value (cost method investments). These investments are measured at cost, less any impairment, adjusted for observable price changes. Effective January 1, 2018, we elected to record our equity investments that do not have a readily determinable fair value using the alternative measurement method. Accordingly upon adoption, we recorded a cumulative effect adjustment to increase opening accumulated income at January 1, 2018 by $0.5 million, net of tax, as required for our equity investments with no readily determinable fair value to reflect these investments at approximate fair value.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is to become effective for the Company on January 1, 2019. Currently, ASU No. 2016-02 requires companies to adopt the requirements of the new standard by applying a modified retrospective approach to the beginning of the earliest period presented in the financial statements. However, the FASB issued an exposure draft in January 2018, which would allow companies the option to instead apply the provisions of the new standard at the effective date without adjusting the comparative periods presented. While the Company is currently assessing the impact ASU No. 2016-02 will have on its consolidated financial statements, the Company expects the primary impact upon adoption will be the recognition, on a discounted basis, of its minimum commitments under noncancellable operating leases on its consolidated balance sheets resulting in the recording of right of use assets and lease obligations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (ASC 230)  – Classification of Certain Cash Receipts and Cash Payments.  This guidance clarifies eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. We adopted this ASU on January 1, 2018 on a retrospective basis; however, the impact was not material to our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows: Restricted Cash" (Topic 230). This ASU requires that a statement of cash flows explain the change during the period in the total of cash, and cash equivalents, including amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. This ASU is effective for us in the first quarter of fiscal 2018. Adoption is required on a retrospective transition basis. The Company does not have any restricted cash or restricted cash equivalents.

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. The new guidance is intended to simplify the accounting for intercompany asset transfers. The core principle requires an entity to immediately recognize the tax consequences of intercompany asset transfers. We adopted this standard on January 1, 2018 on a prospective basis. The impact was not material to our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations – Clarifying the Definition of a Business. This standard changes the definition of a business by requiring that at least one substantive process exist in the acquired entity. It also states that if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, then the set of transferred assets and activities is not a business. We adopted this standard on January 1, 2018 on a prospective basis. The adoption of the standard did not have a material impact on our consolidated financial statements.

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

The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company adopted the newly issued ASU as of January 1, 2018. The adoption of the standard did not have a material impact our consolidated financial statements and related disclosures.

We adopted Accounting Standard Update, or ASU, 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in the first quarter of 2018. The ASU allows for the reclassification of stranded tax effects on items resulting from the Tax Cuts and Jobs Act, or the 2017 Tax Act, from accumulated other comprehensive income, or AOCI, to retained earnings. Tax effects unrelated to the 2017 Tax Act are released from AOCI using either the specific identification approach or the portfolio approach based on the nature of the underlying item. We elected not to reclassify the income tax effects of the 2017 Tax Act.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) (“Tax Cuts and Jobs Act”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. Our accounting for certain income tax effects is incomplete, but we have determined reasonable estimates for those effects and have recorded provisional amounts in our condensed consolidated financial statements as of March 31, 2018 and December 31, 2017.

Critical Accounting Policy

Our accounting policies are fully described in Note 1, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 1 to our Interim Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2018. We believe our most critical accounting policies include revenue recognition, purchase accounting and related fair value measurements and accounting for income taxes.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2018.  For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 4 - Controls and Procedures

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

Changes in Internal Controls

Effective January 1, 2018, we adopted Accounting Standards Codification 606 (“ASC 606”), “Revenue from Contracts with Customers.”  Changes were made to the relevant business processes and the related control activities in order to monitor and maintain appropriate controls over financial reporting.  These included the development of new entity-wide policies based on the five-step model provided in the revenue recognition standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

Other than the changes noted above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

We are a party to or have intellectual property subject to litigation and other proceedings that arise in the ordinary course of our business. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary sanctions or relief. We believe the probability is remote that the outcome of each of these matters, including the legal proceedings described below, will have a material adverse effect on the corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our financial results in any particular interim reporting period.

We cannot predict the outcome of legal or other proceedings with certainty, including the legal proceedings which are summarized in “Note 9 – Legal Proceedings and Contingencies” included in our Notes to Condensed Consolidated Financial Statements, incorporated herein by reference, and “Note 12 – Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission. Any reasonably possible loss or range of loss associated with any individual legal proceeding that can be estimated, is provided in Note 9 to Condensed Consolidated Financial Statements contained herein.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of its shares of common stock during the three month period ended March 31, 2018:

Total Number
			of Shares	Maximum
			Purchased as	Number of Shares
	Total		Part of Publicly	that May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares Purchased	Price Paid	Plans or	the Plans or
Period	(1)	per Share	Programs (2)	Programs (2)
January 1, 2018 through January 31, 2018	12,527	$14.27	—	—
February 1, 2018 through February 28, 2018	—	—	—	—
March 1, 2018 through March 31, 2018	—	—	—	—

(1.)	All transactions represent surrender of vested shares in satisfaction of tax withholdings by grantees under the 2009 Equity Incentive Plan.
(2.)	The Company has no publicly announced plans or programs to repurchase its shares.

Item 5 - Other Information

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

We have not received any response to the letter to OFAC and we cannot predict when OFAC will conclude their review of our voluntary self-disclosures. Based upon the OFAC guidelines for monetary penalties, in the fourth quarter of 2015, we accrued $0.9 million for potential penalties if they are assessed by OFAC. Ultimately no penalty may be assessed or the penalty may be less or greater than the accrual, but in any event we do not believe that the final settlement will have a material adverse impact on our business.

Item 6 - Exhibits

Exhibit 31.1 - Rule 13a‑14(a)/15d‑14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2018.

Exhibit 31.2 - Rule 13a‑14(a)/15d‑14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2018.

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2018.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2018.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2018.

VASCO Data Security International, Inc.

/s/ Scott Clements
Scott Clements
Chief Executive Officer (Principal Executive Officer)

/s/ Mark S. Hoyt
Mark S. Hoyt
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)