Form 10-Q
period 2018-06-30
OneSpan Inc.
filed 2018-08-03
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM       TO

Commission file number 000‑24389

OneSpan Inc.
(formerly VASCO Data Security International, Inc.)

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36‑4169320
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

121 West Wacker Drive, Suite 2050

Chicago, Illinois 60601

(Address of Principal Executive Offices)(Zip Code)

(312) 766‑4001

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer ,a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

There were 40,225,615 shares of Common Stock, $.001 par value per share, outstanding at July 31, 2018.

OneSpan Inc.

Form 10‑Q

For The Quarter Ended June 30, 2018

This report contains trademarks of OneSpan Inc. and its subsidiaries, which include OneSpan, the OneSpan “O” design, DIGIPASS, VACMAN, IDENTIKEY, Cronto, OneSpan Sign, and Dealflo.

OneSpan Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30,	December 31,
	2018	2017

ASSETS
Current assets
Cash and equivalents	$101,432	$78,661
Short term investments	—	79,733
Accounts receivable, net of allowances of $696 in 2018 and $520 in 2017	41,704	48,126
Inventories, net	14,454	12,040
Prepaid expenses	6,329	3,876
Contract assets	4,915	—
Other current assets	7,978	5,501
Total current assets	176,812	227,937
Property and equipment:
Furniture and fixtures	7,730	5,655
Office equipment	10,384	13,084
Total Property and equipment:	18,114	18,739
Accumulated depreciation	(11,533)	(13,963)
Property and equipment, net	6,581	4,776
Goodwill	95,456	56,332
Intangible assets, net of accumulated amortization	49,138	37,888
Deferred income taxes	4,922	5,460
Contract assets - non-current	7,534	—
Other assets	6,649	5,229
Total assets	$347,092	$337,622
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,520	$8,144
Deferred revenue	30,675	33,295
Accrued wages and payroll taxes	10,837	11,643
Short-term income taxes payable	1,599	3,673
Other accrued expenses	10,680	7,746
Deferred compensation	583	1,652
Total current liabilities	60,894	66,153
Long-term deferred revenue	6,947	7,019
Other long-term liabilities	7,556	5,919
Long-term income taxes payable	11,648	12,848
Deferred income taxes	9,131	7,753
Total liabilities	96,176	99,692
Stockholders' equity
Common stock: $.001 par value per share, 75,000 shares authorized; 40,233 and 40,086 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	40	40
Additional paid-in capital	92,115	90,307
Accumulated income	169,317	156,151
Accumulated other comprehensive loss	(10,556)	(8,568)
Total stockholders' equity	250,916	237,930
Total liabilities and stockholders' equity	$347,092	$337,622

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue
Product and license	$34,986	$34,472	$68,480	$66,032
Services and other	14,568	11,222	26,506	21,626
Total revenue	49,554	45,694	94,986	87,658

Cost of goods sold
Product and license	10,391	11,045	18,576	20,585
Services and other	3,182	2,601	5,732	5,113
Total cost of goods sold	13,573	13,646	24,308	25,698

Gross profit	35,981	32,048	70,678	61,960

Operating costs
Sales and marketing	16,622	15,339	30,899	29,043
Research and development	8,016	6,320	13,813	12,176
General and administrative	11,210	8,588	21,984	16,441
Amortization / impairment of intangible assets	2,744	2,201	4,945	4,399
Total operating costs	38,592	32,448	71,641	62,059

Operating loss	(2,611)	(400)	(963)	(99)

Interest income, net	340	340	733	630
Other income, net	1,399	373	1,779	588

Income (loss) before income taxes	(872)	313	1,549	1,119
Provision for income taxes	130	203	759	436

Net income (loss)	$(1,002)	$110	$790	$683

Net income (loss) per share
Basic	$(0.03)	$0.00	$0.02	$0.02
Diluted	$(0.03)	$0.00	$0.02	$0.02

Weighted average common shares outstanding
Basic	39,908	39,797	39,902	39,783
Diluted	39,908	39,842	40,015	39,843

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$(1,002)	$110	$790	$683
Other comprehensive income (loss)
Cumulative translation adjustment, net	(3,339)	1,786	(2,021)	2,430
Pension adjustment, net	22	6	34	11
Comprehensive income (loss)	$(4,319)	$1,902	$(1,197)	$3,124

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$790	$683
Adjustments to reconcile net income to net cash provided:
Depreciation, amortization, and impairment of intangible assets	6,020	5,258
Gain on disposal of assets	(49)	—
Deferred tax benefit	(13)	(1,134)
Stock-based compensation	1,809	1,076
Changes in assets and liabilities
Accounts receivable, net	7,181	9,560
Inventories, net	(2,414)	(255)
Contract assets	(4,282)	—
Accounts payable	(2,195)	(748)
Income taxes payable	(5,946)	(2,740)
Accrued expenses	(347)	(435)
Deferred compensation	(1,069)	(906)
Deferred revenue	3,468	1,682
Other assets and liabilities	(3,599)	(75)
Net cash provided by (used in) operating activities	(646)	11,966

Cash flows from investing activities:
Purchase of short term investments	—	(99,459)
Maturities of short term investments	80,000	95,000
Purchase of Dealflo, net of cash acquired	(53,065)	—
Additions to property and equipment	(3,016)	(716)
Other	—	(40)
Net cash provided by (used in) investing activities	23,919	(5,215)

Cash flows from financing activities:
Tax payments for restricted stock issuances	(233)	(199)
Net cash used in financing activities	(233)	(199)

Effect of exchange rate changes on cash	(269)	505

Net increase in cash	22,771	7,057
Cash and equivalents, beginning of period	78,661	49,345
Cash and equivalents, end of period	$101,432	$56,402

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

Notes to Condensed Consolidated Financial Statements

(All amounts are in thousands, unless otherwise noted, and per share data)

(unaudited)

Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “OneSpan,” “Company,” “we,” “our,” and “us,” refer to OneSpan Inc and its subsidiaries.

Note 1 – Description of the Company and Basis of Presentation

Description of the Company

Effective May 30, 2018, VASCO Data Security International, Inc. changed its name to OneSpan Inc. The Company believes that the name change reflects a shift in its strategy and solution offering.

OneSpan and its wholly owned subsidiaries design, develop, market and support hardware and software security systems that manage and secure access to information assets. The Company has operations in Austria, Australia, Belgium, Brazil, Canada, China, France, Japan, The Netherlands, Singapore, Switzerland, the United Arab Emirates, the United Kingdom, and the United States (“U.S.”).

Our operations are reported as a single operating segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of OneSpan and its subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017.

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

The financial position and results of our operations in Singapore, Switzerland, and certain operations in Canada are measured in U.S. Dollars. For these subsidiaries, gains and losses that result from foreign currency transactions are included in the consolidated statements of operations in other income, net.

For the three and six months ended June 30, 2018, foreign currency transactions resulted in net losses of $257 and $47, respectively, compared to net losses of $23 and $47 for the same periods in 2017.

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers” (FASB Accounting Standards Codification (ASC) Topic 606, or “Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under FASB ASC Topic 605 “Revenue Recognition” and FASB ASC Topic 985-605 “Software-Revenue Recognition” (“Topic 605”). We recorded a net increase to opening Accumulated Income of $11.9 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the accounting impacts of our customer contracts that include a term license to our software, as well as the impact of accounting for costs incurred to obtain our contracts.  The net impact to revenues as a result of applying Topic 606 was a decrease of $0.7 million and an increase of $2.5 million for the three and six months ended June 30, 2018, respectively.  See Note 4 - Revenue for further details.

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

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services, which excludes any sales incentives and amounts collected on behalf of third parties.    Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are in included in cost of goods sold.

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

License Revenue: Revenue from the sale of software licensing is recorded upon the latter of when the customer receives the ability to access the software or when they are legally allowed to use the software.  No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized. Contracts with customers for distinct licenses of intellectual property include perpetual licenses, which grant the customer unlimited access to the software, and term licenses which limit the customer’s access to the software. The typical term license length is 3 years.  Customer payments normally correspond with delivery for perpetual licenses.  For term licenses, payments are either on installment or in advance.  In limited circumstances, we integrate third party software solutions into our software products.  We have determined that, consistent with our conclusion under prior revenue recognition rules, we act as the principal with respect to the satisfaction of the related performance obligation and record the corresponding revenue on a gross basis from these transactions.  The fees paid to the third parties are recognized as a component of cost of goods sold when the revenue is recognized.

Subscription Revenue: We generate subscription revenues from our cloud services offerings. Subscription revenues mostly include fees from customers for access to the OneSpan Sign (formerly eSignLive) suite of solutions. Our standard customer arrangements do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time. As such, these arrangements are considered service contracts and revenue is recognized ratably over the service period of the contract. Customer payments are normally in advance for annual service.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation was $0.5 million and $1.1 million for the three and six months ended June 30, 2018, respectively, compared to $0.4 million and $0.9 million for the three and six months ended June 30, 2017, respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets ranging from three to seven years. Additions and improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses resulting from sales, disposals, or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts.

Long Term Investments

Included in Other Assets is a minority equity investment in a company we believe may be beneficial in executing our strategy. At June 30, 2018 and December 31, 2017, investments were $4,072 and $4,361, respectively. In accordance with ASC 325, Investments - Other, the investments are recorded at fair value using the alternative measurement method allowed for in ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), and are evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At December 31, 2017, long term investments included an equity investment in Dealflo Limited of $288. See Note 3 – Business Acquisitions for additional detail.

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

Software Development Costs

We capitalize software development costs in accordance with ASC 985‑20, Costs of Software to be Sold, Leased, or Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. No material software development costs were capitalized during the three and six months ended June 30, 2018.

Other Income, Net

Other income, net primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our research and development in those countries and other miscellaneous non-operational expenses. The Company recognized a $1.2 million government subsidy from a foreign government in support of our advancement of authentication technology in other income, net on the statements of operations for the three and six months ended June 30, 2018.

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

See Note 8 – Income Taxes discussing 2017 U.S. tax reform and Staff Accounting Bulletin No. 118 ("SAB 118") issued by the SEC.

Fair Value of Financial Instruments

At June 30, 2018, and December 31, 2017, our financial instruments were cash and equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies, as defined in ASC 820, Fair Value Measurements. The fair values of the financial instruments were not materially different from their carrying amounts at June 30, 2018 and December 31, 2017.

Accounting for Leases

           All of our leases are operating leases. Rent expense on facility leases is charged evenly over the life of the lease, regardless of the timing of actual payments. We relocated one of our principal executive offices from Oakbrook Terrace, Illinois to Chicago, Illinois, and recognized $0.3 million of lease exit costs in general and administrative expense on the statements of operations for the three and six months ended June 30, 2018.

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

We operate in one reporting unit and have had no goodwill impairment recorded for the three and six months ended June 30, 2018.

Stock-Based Compensation

We have stock-based employee compensation plans, described in Note 9 – Long-Term Compensation Plan and Stock Based Compensation. ASC 718‑10, Stock Compensation requires us to estimate the fair value of restricted stock granted to employees, directors and others and to record compensation expense equal to the estimated fair value. Compensation expense is recorded on a straight-line basis over the vesting period for time-based awards and on a graded basis for performance-based awards. Forfeitures are recorded as incurred.

Retirement Benefits

We record annual expenses relating to our defined benefit pension plans based on calculations which include various actuarial assumptions, including discount rates, assumed asset rates of return, compensation increases, and turnover rates. We review our actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. The effects of gains, losses, and prior service costs and credits are amortized over the average service life. The funded status, or projected benefit obligation less plan assets, for each plan, is reflected in our consolidated balance sheets using a December 31 measurement date.

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

Recently Issued Accounting Pronouncements

Effective January 1, 2018, we adopted ASU 2016-01, which revises the classification and measurement of investments in equity securities. ASU 2016-01 requires that equity investments, except those accounted for under the equity method of accounting, be measured at fair value and changes in fair value are recognized in net income. ASU 2016-01 also provides a new measurement alternative for equity investments that do not have a readily determinable fair value (cost method investments). These investments are measured at cost, less any impairment, adjusted for observable price changes. Effective January 1, 2018, we elected to record our equity investments that do not have a readily determinable fair value using the alternative measurement method. Accordingly upon adoption, we recorded a cumulative effect adjustment to increase opening accumulated income at January 1, 2018 by $457, net of tax, as required for our equity investments with no readily determinable fair value to reflect these investments at approximate fair value.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. Since that date, the FASB has issued additional ASUs clarifying certain aspects of ASU 2016-02. The guidance requires a lessee to recognize a liability to make lease payments and a right-of-use asset representing its rights to use the underlying asset for the lease term for both finance and operating leases. While the Company is currently assessing the impact ASU No. 2016-02, and the additional ASUs issued will have on its consolidated financial statements, the Company expects the primary impact upon adoption will be the recognition, on a discounted basis, of its minimum commitments under non-cancellable operating leases on its consolidated balance sheets resulting in the recording of right of use assets and lease obligations. The Company plans to adopt the standard effective January 1, 2019, utilizing the modified retrospective transition method.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230). This ASU requires that a statement of cash flows explain the change during the period in the total of cash, and cash equivalents, including amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. This ASU was effective for us in the first quarter of fiscal 2018. Adoption is required on a retrospective transition basis. The Company does not have any restricted cash or restricted cash equivalents.

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) (“Tax Cuts and Jobs Act”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. Our accounting for certain income tax effects is incomplete, but we have determined reasonable estimates for those effects and have recorded provisional amounts in our condensed consolidated financial statements as of June 30, 2018 and December 31, 2017.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee share-based payment accounting, which is intended to reduce the cost and complexity of accounting for, and improve financial reporting for share-based payments to nonemployees for goods and services. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. The guidance should be applied prospectively and early adoption is permitted. We are currently evaluating the effect, if any, that the ASU will have on our consolidated financial statements and related disclosures.

Note 3 – Business Acquisitions

On May 30, 2018, OneSpan acquired the remaining interest in Dealflo Limited and its subsidiaries (“Dealflo”), increasing our ownership percentage to 100% from 1%. Dealflo, formerly a privately-held company based in the United Kingdom, provides identity verification and end-to-end financial agreement solutions. Upon acquisition, Dealflo became a wholly-owned subsidiary of OneSpan.

Dealflo’s total purchase price consideration was $53.9 million, net of $5.7 million of cash acquired. The total purchase price consideration includes $53.1 million of cash paid to acquire the remaining 99% interest in Dealflo, as well as $0.8 million of fair value of our previous 1% ownership interest. At December 31, 2017, the book value of this ownership interest was $0.3 million. As described in Note 2, upon the adoption of ASU 2016-01 on January 1, 2018, the book value of this ownership interest was increased by $0.5 million to record the equity investment at $0.8 million within our consolidated financial statements.

   The acquisition is accounted for as a business combination using the acquisition method of accounting, which requires the net assets acquired and liabilities assumed to be recognized at their fair values on the acquisition date. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q, and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of June 30, 2018, the primary areas that are not yet finalized due to information that we are still in the process of obtaining include the fair values of acquired intangible assets and related deferred tax liabilities, and assumed deferred revenue.

The following table summarizes our preliminary allocation of the purchase price consideration based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (net of cash acquired), all of which are preliminary pending completion of the final valuation:

Total
(in thousands)
Acquired tangible assets	$1,873
Acquired intangible assets	16,100
Liabilities assumed	(4,036)
Goodwill	39,917
Total purchase price consideration	$53,854

The excess of purchase consideration over net assets assumed was recorded as goodwill, which represents the strategic value assigned to Dealflo, including expected benefits from synergies resulting from the acquisition, as well as the knowledge and experience of the workforce in place. In accordance with applicable accounting standards, goodwill is not amortized and will be tested for impairment at least annually, or more frequently, if certain indicators are present. Goodwill and intangible assets related to this acquisition are not deductible for foreign tax purposes.

Based on the preliminary results of the acquisition valuation, approximately $16.1 million of the purchase price consideration has been allocated to identifiable intangible assets. The following table summarizes the major classes of intangible assets, as well as the estimated weighted-average amortization periods:

	Estimated Fair Value	Estimated Weighted Average Amortization Period
Identifiable Intangible Assets	(in thousands)	(Years)
Customer relationships	$10,000	7
Technology	5,900	4
Trademarks	200	3
	$16,100

            The results of operations of Dealflo subsequent to the acquisition date have been included in the consolidated statements of operations. Dealflo revenue and net income (loss) included in the results of operations for the three and six months ended June 30, 2018 were $558 and $(821), respectively.

The acquisition related costs directly attributable to the business combination of $1.1 million, including professional fees, and other direct expenses, were expensed as incurred and included in general and administrative expense in the unaudited condensed consolidated statements of operations.

Unaudited Pro Forma Financial Information

            The following presents the unaudited pro forma combined results of operations of the Company with Dealflo for the six months ended June 30, 2018 and 2017, assuming that Dealflo was acquired at the beginning of 2017, and after giving effect to certain pro forma adjustments. Pro forma adjustments for the six months ended June 30, 2018 reflect estimated amortization expense for intangible assets purchased of $1,488, the elimination of $250 of revenue related to intercompany transactions, and the elimination of $1,087 of non-recurring acquisition-related costs. Pro forma adjustments for the six months ended June 30, 2017 reflect estimated amortization expense for intangible assets purchased of $1,488, the addition of $1,087 of non-recurring acquisition-related costs, the elimination of $250 of revenue related to intercompany transactions, and a $593 reduction of revenue to reflect the estimated fair value adjustment of acquired deferred revenue.

These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisition actually occurred on January 1, 2017 or of future results of operations of the consolidated entities (in thousands except per share data):

	Six months ended
	June 30,
	2018	2017
Revenue	$98,922	$89,952
Net loss	(3,335)	(4,174)
Basic net loss per share	(0.08)	(0.10)
Diluted net loss per share	(0.08)	(0.10)
Shares used in computing basic and diluted net loss per share	39,902	39,783

Note 4 – Revenue

As described in Note 2, the Company adopted Topic 606 Revenue from Contracts with Customers on January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed below.

The Company applied Topic 606 using the modified retrospective method under which the cumulative effect of initially applying Topic 606 is an adjustment to the opening balance of Accumulated Income at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. The details of the significant changes and quantitative impact of the changes are set out below.

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

Disaggregation of Revenues

The following tables present our revenues disaggregated by major products and services, geographical region and timing of revenue recognition.

Revenue by major products and services

	Three months ended June 30,		Six months ended June 30,
	2018	2017*	2018	2017*

Hardware products	$24,576	$25,256	$42,067	$47,000
Software licenses	10,410	9,216	26,413	19,032
Subscription	3,818	2,496	6,788	4,611
Professional services	1,157	1,070	2,121	2,031
Maintenance, support and other	9,593	7,656	17,597	14,984
Total Revenue	$49,554	$45,694	$94,986	$87,658

Revenue by location of customer for the three months ended June 30, 2018 and 2017

	EMEA	Americas	APAC	Total

Total Revenue:
2018	$21,481	$13,270	$14,803	$49,554
2017*	$21,726	$11,416	$12,552	$45,694

Percent of Total:
2018	43%	27%	30%	100%
2017*	48%	25%	27%	100%

Revenue by location of customer for the six months ended June 30, 2018 and 2017

	EMEA	Americas	APAC	Total

Total Revenue:
2018	$39,867	$29,191	$25,928	$94,986
2017*	$40,096	$23,540	$24,022	$87,658

Percent of Total:
2018	42%	31%	27%	100%
2017*	46%	27%	27%	100%

* Prior period amounts are presented under ASC 605 and ASC 985-605

Timing of revenue recognition

	Three months ended	Six months ended
	June 30, 2018	June 30, 2018

Products and Licenses transferred at a point in time	$34,986	$68,480
Services transferred over time	14,568	26,506
Total Revenue	$49,554	$94,986

Impacts on Financial Statements

The following tables summarize the impacts of adopting Topic 606 on the Company’s consolidated financial statements as of June 30, 2018, and for the three and six months ended June 30, 2018.

Balance Sheet

	June 30, 2018
	As Reported	Adjustments	Balances without the adoption of Topic 606
ASSETS
Current assets
Accounts receivable, net of allowance	$41,704	$(266)	$41,438
Contract asset	4,915	(4,915)	-
Other current assets	7,978	(59)	7,919
Total current assets	176,812	(5,240)	171,572
Deferred income taxes	4,922	507	5,429
Contract asset - non-current	7,534	(7,534)	—
Other assets	6,649	(150)	6,499
Total assets	$347,092	$(12,417)	$334,675
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Deferred revenue	$30,675	$2,820	$33,495
Short-term income taxes payable	1,599	(2,689)	(1,090)
Other accrued expenses	10,680	(116)	10,564
Total current liabilities	60,894	15	60,909
Deferred revenue - non-current	6,947	1,751	8,698
Deferred income taxes	9,131	(424)	8,707
Total liabilities	96,176	1,342	97,518
Stockholders' equity
Accumulated income	169,317	(13,759)	155,558
Total stockholders' equity	250,916	(13,759)	237,157
Total liabilities and stockholders' equity	$347,092	$(12,417)	$334,675

Statement of Operations

	Three months ended June 30, 2018			Six months ended June 30, 2018
	As Reported	Adjustments	Balances without the adoption of Topic 606	As Reported	Adjustments	Balances without the adoption of Topic 606
Revenue
Product and license	$34,986	$2,372	$37,358	$68,480	$(75)	$68,405
Services and other	14,568	(1,693)	12,875	26,506	(2,391)	24,115
Total revenue	49,554	679	50,233	94,986	(2,466)	92,520

Cost of goods sold
Product and license	10,391	141	10,532	18,576	534	19,110
Services and other	3,182	—	3,182	5,732	—	5,732
Total Cost of goods sold	13,573	141	13,714	24,308	534	24,842

Gross profit	35,981	538	36,519	70,678	(3,000)	67,678

Operating Costs
Sales and marketing	16,622	225	16,847	30,899	607	31,506
Total operating costs	38,592	225	38,817	71,641	607	72,248

Operating income (loss)	(2,611)	313	(2,298)	(963)	(3,607)	(4,570)

Income before taxes	(872)	313	(559)	1,549	(3,607)	(2,058)

Provision for income tax	130	(748)	(618)	759	(1,767)	(1,008)

Net income (loss)	$(1,002)	$1,061	$59	$790	$(1,840)	$(1,050)

Basic EPS	$(0.03)		$0.00	$0.02		$(0.03)
Diluted EPS	$(0.03)		$0.00	$0.02		$(0.03)

The adoption of Topic 606 did not impact total operating, investing or financing cash flows in the statement of cash flows.

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	January 1,	June 30,
	2018	2018
Receivables, inclusive of trade and unbilled	$48,217	$41,704
Contract Assets (current and non-current)	$8,167	$12,449
Contract Liabilities (Deferred Revenue current and non-current)	$33,752	$37,622

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

During the six months ended June 30, 2018, the Company’s contract asset balances increased approximately $4.3 million, primarily due to new term contracts exceeding billings during the period, partially offset by transfers to accounts receivable.  Deferred Revenue increased in the same period due to advanced payments from annual renewals, offset by a decrease of approximately $20.0  million associated with revenue recognized, additionally there was an increase in deferred revenue of $1.3 million from the Dealflo acquisition.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	2018	2019	2020	Beyond 2020	Total

Future revenue related to current unsatisfied performance obligations	$5,330	$7,100	$4,466	$6,101	$22,997

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

The following tables provides information related to the capitalized costs and amortization recognized in the period:

in thousands		June 30, 2018
Capitalized costs to obtain contracts, current		$303
Capitalized costs to obtain contracts, non-current		$1,733

	Three months ended	Six months ended
in thousands	June 30, 2018	June 30, 2018
Amortization of capitalized costs to obtain contracts	$60	$125
Impairments of capitalized costs to obtain contracts	$-	$-

Note 5 – Inventories, net

Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the FIFO method.

Inventories, net are comprised of the following:

	June 30,	December 31,
	2018	2017
Component parts	$4,827	$4,691
Work-in-process and finished goods	9,627	7,349
Total	$14,454	$12,040

Note 6 – Goodwill

Goodwill activity for the six months ended June 30, 2018 consisted of the following:

Net balance at December 31, 2017	$56,332
Additions	39,917
Net foreign currency translation	(793)
Net balance at June 30, 2018	$95,456

Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuations. No impairment of goodwill was recorded during the six months ended June 30, 2018 or June 30, 2017.

Note 7 – Intangible Assets

Intangible asset activity for the six months ended June 30, 2018 is detailed in the following table.

	Acquired Technology	Customer Relationships	Other	Total Intangible Assets
Net balance at December 31, 2017	$6,946	$22,544	$8,398	$37,888
Additions-Acquisition	5,858	10,051	199	16,108
Additions-Other	—	—	86	86
Impairment	—	—	(478)	(478)
Net foreign currency translation	(1)	2	—	1
Amortization expense	(2,035)	(1,212)	(1,220)	(4,467)
Net balance at June 30, 2018	$10,768	$31,385	$6,985	$49,138

June 30, 2018 balance at cost	$43,151	$37,884	$13,188	$94,223
Accumulated amortization	(32,383)	(6,499)	(6,203)	(45,085)
Net balance at June 30, 2018	$10,768	$31,385	$6,985	$49,138

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations. As a result of the Company rebranding, the value of certain intangible assets was written down, and impairment charges of $0.5 million was recorded for the three and six months ended June 30, 2018.

Note 8 – Income Taxes

Our estimated annual tax rate for 2018 before discrete items is expected to be 49%. This is higher than the U.S. statutory rate of 21% primarily due to forecasted losses in connection with Dealflo for which a valuation allowance will be required and non-deductible acquisition costs. Our ultimate tax rate will depend on the mix of earnings in various jurisdictions.

At December 31, 2017, we had deferred tax assets of $20,864 resulting from foreign and state NOL carryforwards of $120,457 and other foreign deductible carryforwards of $31,161. At December 31, 2017, we had a valuation allowance of $12,805 against deferred tax assets related to certain carryforwards.  Income taxes paid during the three and six months ended June 30, 2018 was $3,138 and $6,931, respectively.

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

For the six months ended June 30, 2018, we have not recorded any measurement period adjustments to the provisional estimates recorded at the end of 2017.  The final determination of the remeasurement of our net deferred tax assets and the transition tax will be completed as additional information becomes available, but no later than one year from the enactment date.  Any subsequent adjustments to the provisional amounts will be recorded to current or deferred tax expense in the quarter of 2018 when the analysis is complete.

Note 9 – Long-Term Compensation Plan and Stock Based Compensation

Under the OneSpan Inc. 2009 Equity Incentive Plan, formerly known as the “VASCO Data Security International, Inc. 2009 Equity Incentive Plan” (“2009 Equity Incentive Plan”), we awarded 324 shares of restricted stock in the first quarter of 2018 consisting of 161 unissued shares subject to future performance criteria and 163 issued time-based shares. The market value of the 163 issued restricted shares was $2,299 at the date of grant, and is being amortized over the vesting period of one to four years. The market value of the 161 unissued shares subject to performance criteria was $2,280 at the date of grant, and is being amortized over the vesting period of three years. No shares were issued during the second quarter of 2018.

The following table details long-term compensation plan and stock-based compensation expense for the three and six months ended June 30, 2018 and 2017:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Restricted stock	$1,009	$532	$1,809	$1,076
Long-term compensation plan	389	300	941	856
Total compensation	$1,398	$832	$2,750	$1,932

Note 10 – Earnings per Share

In connection with the 2009 Equity Incentive Plan, during the six months ended June 30, 2018, we issued 163 shares of restricted common stock for awards granted in 2018.  There were no performance shares related to awards provisioned in prior years.

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive. Because the Company is in a net loss position for the three months ended June 30, 2018, diluted net loss per share for this period excludes the effects of common stock equivalents, which are anti-dilutive.

The details of the earnings per share calculations for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$(1,002)	$110	$790	$683
Weighted average common shares outstanding:
Basic	39,908	39,797	39,902	39,783
Incremental shares with dilutive effect:
Restricted stock awards	—	45	113	60
Diluted	39,908	39,842	40,015	39,843

Net income (loss) per share:
Basic	$(0.03)	$0.00	$0.02	$0.02
Diluted	$(0.03)	$0.00	$0.02	$0.02

Note 11 – Legal Proceedings and Contingencies

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

Although we cannot predict the outcome of legal or other proceedings with certainty, where there is at least a reasonable possibility that a loss may have been incurred, U.S. GAAP requires us to disclose an estimate of the reasonably possible loss or range of loss or make a statement that such an estimate cannot be made. We follow a process in which we seek to estimate the reasonably possible loss or range of loss, and only if we are unable to make such an estimate do we conclude and disclose that an estimate cannot be made. Accordingly, unless otherwise indicated below in our discussion of legal proceedings, a reasonably possible loss or range of loss associated with any individual legal proceeding cannot be estimated.

We include various types of indemnification clauses in our agreements. These indemnifications may include, but are not limited to, infringement claims related to our intellectual property, direct damages and consequential damages. The type and amount of such indemnifications vary substantially based on our assessment of risk and reward associated with each agreement. We believe the estimated fair value of these indemnification clauses is minimal, and we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. We have no liabilities recorded for these clauses as of June 30, 2018.

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

In addition, on January 13, 2016, we filed a letter with OFAC, with the conclusions that the Company and its subsidiaries made no direct sales to Iran or any party listed by OFAC as a Specially Designated National over the five-year period under review (i.e., June 1, 2010 to June 30, 2015). The letter further noted that the investigation did not identify any involvement on the part of senior management officials of the Company, and to the contrary, noted that senior management officials of the Company had sought to implement procedures and provided notices to the Company’s sales personnel to prevent the diversion of the Company’s products to unauthorized destinations and end users.

Based upon the OFAC guidelines for monetary penalties, in the fourth quarter of 2015, we accrued $900 for potential penalties if they are assessed by OFAC. Ultimately no penalty may be assessed or the penalty may be less or greater than the accrual. The general statute of limitations for violations of the export control laws is five years.

On January 10, 2011, we purchased our wholly-owned subsidiary, DigiNotar B.V., a private company organized and existing in The Netherlands from the shareholders (“Sellers”). On September 19, 2011, DigiNotar B.V. filed a bankruptcy petition under Article 4 of the Dutch Bankruptcy Act in the Haarlem District Court, The Netherlands. The bankruptcy trustee took over management of DigiNotar B.V.’s business activities and is responsible for the administration and liquidation of DigiNotar B.V. In connection with the bankruptcy of DigiNotar B.V., in January 2015, we received a notice of potential claim by the trustee against all of the individuals who served as directors of DigiNotar, both before and after our acquisition of DigiNotar. On March 29, 2018, we entered into a settlement agreement among the bankruptcy estate, the pre-acquisition directors, the Company and its directors. After payment from third parties, including our insurance carrier, the amount of the settlement is not material to our financial position.

On July 28, 2015 a putative class action complaint was filed in the United States District Court for the Northern District of Illinois, captioned Linda J. Rossbach v. Vasco Data Security International, Inc., et al., case number 1:15‑cv‑06605, naming the Company and certain of its current and former executive officers as defendants and alleging violations under the Securities Exchange Act of 1934, as amended. The suit was purportedly filed on behalf of a putative class of investors who purchased securities of the Company between April 28, 2015 and July 28, 2015, and seeks to recover damages allegedly caused by the defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b‑5 promulgated thereunder. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. Pursuant to a September 1, 2015 scheduling order entered by the court, the lead plaintiff, once appointed, will have sixty days to file an amended complaint or notify the defendants that the lead plaintiff intends to rely on the current complaint. On January 30, 2017, the appointed lead plaintiff filed an amended complaint in which the allegations regarding OFAC related matters were dropped and replaced with allegations regarding public disclosures made by the defendants in April 2015 as compared to public statements made in July 2015, generally regarding the strength of the Company’s business and its future prospects. This case is now referred to by the name of the new lead plaintiff, Bunk. The defendants filed a motion to dismiss the Bunk complaint on March 31, 2017. A decision from the court on such motion has not been issued to date. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against the action vigorously. OneSpan is indemnifying its officers and directors for this matter.

On October 9, 2015, a derivative complaint was filed in the United States District Court for the Northern District of Illinois, captioned Elizabeth Herrera v. Hunt, et al., case number 1:15‑cv‑08937, naming the Company’s Board of Directors and certain of its current and former executive officers as individual defendants and the Company as a nominal defendant. Two additional complaints, captioned Beth Seltzer v. Hunt, et al., case number 2015‑ch‑15541, and William Hooper v. Hunt, et al., case number 2016‑ch‑04054, were filed on October 22, 2015 and March 22, 2016, respectively, in the Circuit Court of Cook County, Illinois naming the same defendants.

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

On July 19, 2017, a derivative complaint was filed in the Circuit Court of Cook County, Illinois, captioned Fancesco D’Angelo v. Hunt, et. al., naming the Company’s Board of Directors and certain former officers as individual defendants and the Company as a nominal defendant. This complaint largely follows the allegations in the Bunk case. The D’Angelo case has been consolidated with the Hooper case and remains subject to stay.

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

On March 14, 2017, a complaint was filed in the United States District Court for the District of Massachusetts, captioned StrikeForce Technologies, Inc. v. Vasco Data Security International, Inc., et al., claiming the Company infringed on certain patent rights of the plaintiff. On May 8, 2017, we answered the complaint denying the allegations of patent infringement. The parties then engaged in motion practice and discovery in the case. The plaintiff has also brought suit against various other companies in the technology industry. In one such suit in the federal district court for the Central District of California, on December 1, 2017, the court granted defendant’s motion to dismiss, finding that the StrikeForce asserted claims are invalid. StrikeForce is in the process of appealing such decision. In light of such ruling, on December 20, 2017, the court in the Company’s case granted a stay of the proceedings pending the appeal in the related case. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend itself vigorously.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except headcount, ratios, time periods and percentages)

Unless otherwise noted, references in this Quarterly Report on Form 10‑Q to “OneSpan,” “Company,” “we,” “our,” and “us” refer to OneSpan Inc. and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended concerning, among other things, our expectations regarding the prospects of, and developments and business strategies for, OneSpan and our operations, including the development and marketing of certain new products and services and the anticipated future growth in certain markets in which we currently market and sell our products and services or anticipate selling and marketing our products or services in the future. These forward-looking statements (1) are identified by use of terms and phrases such as “expect”, “believe”, “will”, “anticipate”, “emerging”, “intend”, “plan”, “could”, “may”, “estimate”, “should”, “objective”, “goal”, “possible”, “potential”, “projected” and similar words and expressions, but such words and phrases are not the exclusive means of identifying them, and (2) are subject to risks and uncertainties and represent our present expectations or beliefs concerning future events. OneSpan cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These additional risks, uncertainties and other factors have been described in greater detail in our Annual Report on Form 10‑K for the year ended December 31, 2017 and include, but are not limited to, (a) risks of general market conditions, including currency fluctuations and the uncertainties resulting from turmoil in world economic and financial markets, (b) risks inherent to the computer and network security industry, including rapidly changing technology, evolving industry standards, increasingly sophisticated hacking attempts, increasing numbers of patent infringement claims, changes in customer requirements, price competitive bidding, and changing government regulations, and (c) risks specific to OneSpan, including, demand for our products and services, competition from more established firms and others, pressures on price levels and our historical dependence on relatively few products, certain suppliers and certain key customers. These risks, uncertainties and other factors include the risk that OneSpan will not integrate OneSpan Sign into the global business of OneSpan successfully and the amount of time and expense spent and incurred in connection with the integration; the risk that the revenue synergies, cost savings and other economic benefits that OneSpan anticipates as a result of the acquisition are not fully realized or take longer to realize than expected. Thus, the results that we actually achieve may differ materially from any anticipated results included in, or implied by these statements. Except for our ongoing obligations to disclose material information as required by the U.S. federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

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

Industry Growth

We believe there are no reliable measurements of the industry size or growth rates for the segments that we serve. However, we believe the market for authentication, anti-fraud, and electronic signature solutions will continue to grow driven by new government regulations, growing awareness of the impact of cyber-crime, and the growth in electronic commerce. The issues driving growth are global however, the rate of adoption in each country is a function of culture, competitive position, economic conditions, and use of technology.

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

In the case of products that we have traditionally sold, we believe that the risk of a potential cyber incident is minimal. We offer our customers the ability to either create the secret numbers themselves or have us create the numbers on their behalf. When asked to create the numbers, we do so in a secure environment with limited physical access and store the numbers on a system that is not connected to any other network, including other OneSpan networks, and similarly, is not connected to the Internet.

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

While we did not experience any cyber incident in the first six months of 2018 that had a significant impact on our business, it is possible that we could experience an incident in 2018 or future years, which could result in unanticipated costs.

Currency Fluctuation

During the three and six months ended June 30, 2018, approximately 73% and 69%, respectively, of our revenue was generated outside of the United States. While the majority of our revenues are generated outside of the United States, the majority of our revenue earned during the three and six months ended June 30, 2018 was denominated in U.S. Dollars. We estimate that 57% and 53% of our revenue for the three and six months ended June 30, 2018, respectively, was denominated in U.S. Dollars.

In addition, during the three and six months ended June 30, 2018, approximately 68% and 70%, respectively of our operating expenses were incurred outside of the United States. As a result, changes in currency exchange rates, especially the Euro exchange rate and the Canadian Dollar exchange rate, can have a significant impact on revenue and expenses.

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

The financial position and the results of operations of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland, Singapore and certain operations Canada, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates generated other comprehensive loss of $3,339 and $2,021 for the three and six months ended June 30, 2018, respectively, and other comprehensive income of $1,786 and $2,430 for the three and six months ended June 30, 2017, respectively. These amounts are included as a separate component of stockholders’ equity. The functional currency for our subsidiaries in Switzerland, Singapore and certain operations in Canada is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other income, net. Foreign exchange transaction losses aggregated $257 for the three months ended June 30, 2018, compared to losses of $24 for the three months ended June 30, 2017, respectively. During the six months ended June 30, 2018, foreign exchange transaction losses aggregated $47, consistent with losses aggregated of $47 during the six months ended June 30, 2017.

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

Generally, the most significant factor driving our operating expenses is headcount. Direct compensation and benefit plan expenses generally represent between 55% and 60% of our operating expenses, respectively. In addition, a number of other expense categories are directly related to headcount. We attempt to manage our headcount within the context of the economic environments in which we operate and the investments we believe we need to make for our infrastructure to support future growth and for our products to remain competitive.

Historically, operating expenses have been impacted by changes in foreign exchange rates. We estimate the change in currency rates in the first six months of 2018 compared to the same period in 2017 resulted in an increase in operating expenses of approximately $1.9 million.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Operating expenses for the three and six months ended June 30, 2018 included $1.4 million and $2.7 million, respectively, of expenses related to long-term incentive plan costs compared to $0.8 million and $1.9 million of long-term incentive plan costs for the three and six months ended June 30, 2017, respectively.

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

•	Amortization and impairment of intangible assets. Acquired intangible assets are amortized over their respective amortization periods, and are periodically evaluated for impairment.

Interest Income, Net

Interest income, net consists of income earned on our cash equivalents and short term investments. Our cash equivalents and short term investments are invested in short-term instruments at current market rates.

Other Income, Net

Other income, net primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our research and development in those countries and other miscellaneous non-operational expenses.

Income Taxes

Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). All our IP in our traditional authentication business is owned by two subsidiaries, one in the U.S. and one in Switzerland. These two subsidiaries have entered into agreements with most of the other OneSpan entities under which those other entities provide services to our U.S. and Swiss subsidiaries on either a percentage of revenue or on a cost plus basis or both. Under this structure, the earnings of our service provider subsidiaries are relatively constant. These service provider companies tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings tend to flow to the U.S. company and Swiss company. In 2018, earnings flowing to the U.S. company are expected to be taxed at a rate of 21% to 25%, while earnings flowing to the Swiss company are expected to be taxed at a rate ranging from 11% to 12%. A Canadian subsidiary currently sells and services global customers directly.

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

In November 2015, we acquired OneSpan Sign (formerly eSignLive), a foreign company with substantial IP and net operating losses and other tax carryforwards. The tax benefit of the carryforwards has been fully reserved as realization has not been deemed more likely than not.

In May 2018, we acquired Dealflo Limited (“Dealflo”), a foreign company with substantial IP and net operating losses. The tax benefit of the loss carryforwards will be reserved to the extent they exceed the deferred tax liabilities recognized upon acquisition as realization has not been deemed more likely than not.

Results of Operations

Revenue

Revenue by Product: We generate revenue from the sale of our hardware products, software licenses, subscriptions, professional services, and maintenance and support. Product and license revenue includes hardware products and software licenses. Service and other revenue includes subscription solutions (which is our definition of software-as-a-service solutions), maintenance and support, and professional services.

	Three months ended June 30,			Six months ended June 30,
	2018	2017*	% Change	2018	2017*	% Change
Revenue
Product and license	$ 34,986	$ 34,472	1%	$ 68,480	$ 66,032	4%
Services and other	14,568	11,222	30%	26,506	21,626	23%
Total revenue	$ 49,554	$ 45,694	8%	$ 94,986	$ 87,658	8%

% of Total Revenue
Product and license	71%	75%		72%	75%
Services and other	29%	25%		28%	25%

     * Prior period amounts are presented under ASC 605 and ASC 985-605

Total revenue increased $3.9 million or 8%, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, total revenue increased $7.3 million or 8% compared to the six months ended June 30, 2017.

              Product and license revenue increased by $0.5 million or 1% during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, product and license revenue increased $2.5 million or 4% compared to the six months ended June 30, 2017. The increase in product and license revenue for both the three and six month periods ended June 30, 2018 is primarily driven by an increase in software revenue from licenses of our OneSpan Sign products.

Services and other revenue increased by $3.4 million, or 30% during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.  For the six months ended June 30, 2018, service and other revenue increased $4.9 million or 23% compared to the six months ended June 30, 2017. The increase for both the three and six months periods ended June 30, 2018 compared to the same periods in 2017 was due to increased subscription and maintenance revenue.

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

Revenue by Geographic Regions: We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes sales in North, Central, and South America; and 3) Asia Pacific (APAC), which also includes Australia, New Zealand, and India. The breakdown of revenue in each of our major geographic areas was as follows:

	Three months ended June 30,			Six months ended June 30,
	2018	2017*	% Change	2018	2017*	% Change

Revenue
EMEA	$ 21,481	$ 21,726	-1%	$ 39,867	$ 40,096	-1%
Americas	13,270	11,416	16%	29,191	23,540	24%
APAC	14,803	12,552	18%	25,928	24,022	8%
Total revenue	$ 49,554	$ 45,694	8%	$ 94,986	$ 87,658	8%

% of Total Revenue
EMEA	43%	48%		42%	46%
Americas	27%	25%		31%	27%
APAC	30%	27%		27%	27%

* Prior period amounts are presented under ASC 605 and ASC 985-605

Revenue generated in EMEA during both the three and six months ended June 30, 2018 was $0.2 million, or 1%, lower than the same periods in 2017. The slight decrease is caused by lower hardware revenues.

Revenue generated in the Americas during the three months ended June 30, 2018 was $1.9 million, or 16% higher than the three months ended June 30, 2017, driven by an increase in hardware revenue attributable to Cronto and an increase in non-hardware revenue attributable to OneSpan Sign. For the six months ended June 30, 2018, revenue generated in the Americas was $5.7 million, or 24% higher than the same period in 2017. The increase for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to increased revenues from non-hardware products, including OneSpan Sign.

Revenue generated in the Asia Pacific region during the three months ended June 30, 2018 was $2.3 million, or 18% higher than the three months ended June 30, 2017, primarily due to higher hardware revenue. For the six months ended June 30, 2018, revenue generated in the Asia Pacific Region was $1.9 million, or 8% higher than the same period in 2017.The revenue increase for the six months ended June 30, 2018 was driven by higher software and hardware revenue.

Cost of Goods Sold and Gross Margin

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
Cost of goods sold
Product and license	$ 10,391	$ 11,045	-6%	$ 18,576	$ 20,585	-10%
Services and other	3,182	2,601	22%	5,732	5,113	12%
Total cost of goods sold	$ 13,573	$ 13,646	-1%	$ 24,308	$ 25,698	-5%

Gross profit	$ 35,981	$ 32,048	12%	$ 70,678	$ 61,960	14%

Gross margin
Product and license	70%	68%		73%	69%
Services and other	78%	77%		78%	76%
Total gross margin	73%	70%		74%	71%

The cost of product and license revenue decreased $0.6 million, or 6% during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.  During the six months ended June 30, 2018 the cost of product and license revenue decreased by $2.0 million or 10% compared to the six months ended June 30, 2017. The decrease in cost of product and license revenue for both the three and six months ended June 30, 2018 was primarily driven by a decline in hardware revenue.

The cost of services and other revenue increased by $0.6 million, or 22% during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, driven primarily by higher software costs.  During the six months ended June 30, 2018 the cost of services and other revenue increased by $0.6 million or 12% compared to the six months ended June 30, 2017. The increase in cost of services and other revenue is reflective of higher subscription revenue.

Gross profit increased $3.9 million, or 12% during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.  During the six months ended June 30, 2018 gross profit increased by $8.7 million or 14% compared to the six months ended June 30, 2017. Gross profit margin was 73% and 74% for the three and six months ended June 30, 2018, respectively, compared to 70% and 71% for the three and six months ended June 30, 2017, respectively. The increase in gross profit margins for both the three and six month periods ended June 30, 2018 reflects an increase in subscription and maintenance revenue as a percentage of total revenues.

The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies including the Euro. As the U.S. Dollar strengthened against the Euro for the three and six months ended June 30, 2018 compared to the same periods of 2017, revenue from sales made in Euros decreased, as measured in US Dollars, without a corresponding change in the cost of goods sold. The impact of changes in currency rates are estimated to have decreased revenue by approximately $0.6 million and $1.2 million for the three and six months ended June 30, 2018, respectively. Had currency rates in 2018 been equal to rates in 2017, the gross profit margin would have been approximately 0.3 percentage points higher for both the three and six months ended June 30, 2018.

Operating Expenses

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
Operating costs
Sales and marketing	$16,622	$15,339	8%	$30,899	$29,043	6%
Research and development	8,016	6,320	27%	13,813	12,176	13%
General and administrative	11,210	8,588	31%	21,984	16,441	34%
Amortization / impairment of intangible assets	2,744	2,201	25%	4,945	4,399	12%
Total operating costs	$38,592	$32,448	19%	$71,641	$62,059	15%
% of revenue	78%	71%		75%	71%

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2018 were $16.6 million, an increase of $1.3 million, or 8%, from the three months ended June 30, 2017. Sales and marketing expenses for the six months ended June 30, 2018, were $30.9 million, an increase of $1.9 million, or 6%, from the same period of 2017. The increase in expense for both the three and six months ended June 30, 2018 compared to the same periods in 2017 was driven by an increase in overall headcount and expenses incurred as a result of the Company rebranding.

Average full-time sales, marketing, support, and operating employee headcount for the three and six months ended June 30, 2018 was 328 and 322, respectively, compared to 309 and 305 for the three and six months ended June 30, 2017, respectively. Headcount was 6% higher for both the three and six months ended June 30, 2018 compared to the same periods in 2017.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2018, were $8.0 million, an increase of $1.7 million, or 27%, from the three months ended June 30, 2017.  Research and development costs for the six months ended June 30, 2018 were $13.8 million, an increase of $1.6 million, or 13%, from the same period of 2017. The increase in research and development for both the three and six month periods ended June 30, 2018 was driven by higher cloud service costs for our test environment.

Average full-time research and development employee headcount for the three and six months ended June 30, 2018 was 229 and 219, respectively, compared to 225 and 226 for the three and six months ended June 30, 2017, respectively. Average headcount was approximately 2% higher and 3% lower for three and six months ended June 30, 2018, respectively, when compared to the same periods in 2017.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2018, were $11.2 million, an increase of $2.6 million, or 31%, from the three months ended June 30, 2017. General and administrative expenses for the six months ended June 30, 2018, were $22.0 million, an increase of $5.5 million, or 34%, compared to the same period of 2017. The increase in general and administrative expenses for both the three and six months ended June 30, 2018, compared to the same periods in 2017, was driven by an increase in headcount and higher professional service fees incurred as a result of the Dealflo acquisition.

Average full-time general and administrative employee headcount for the three and six months ended June 30, 2018 was 103 and 100, compared to 91 and 89 for both the three and six months ended June 30, 2017, respectively. Average headcount was approximately 14% and 13% higher for the three and six months ended June 30, 2018, respectively, when compared to the same periods in 2017.

Amortization / Impairment of Intangible Assets

Amortization / impairment of intangible assets for the three and six months ended June 30, 2018 was $2.8 million and $4.9 million, respectively, an increase of $0.6 million or 25% and $0.6 million or 13% from the comparable periods in 2017. The increase in amortization expense for both the three and six month periods ended June 30, 2018 was driven by additional intangible assets acquired during the second quarter as a result of the Dealflo acquisition, as well as expense recognized for assets that were considered impaired as a result of the rebranding.

Interest Income, net

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change

Interest income, net	$ 340	$ 340	0%	$ 733	$ 630	16%

Interest income, net was $340 and $733 for the three and six months ended June 30, 2018, as compared to $340 and $630 for the same periods in 2017. The increase in interest income, net for the six months ended June 30, 2018 compared to the same period in 2017 reflects an increase in the average interest rate earned on invested balances.

Other Income, Net

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change

Other income, net	$ 1,399	$ 373	275%	$ 1,779	$ 588	203%

         Other income, net primarily includes subsidies received from foreign governments in support of our research and development in those countries, exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, and other miscellaneous non-operational, non-recurring expenses.

Other income, net for the three and six months ended June 30, 2018 was $1,399 and $1,779, respectively, compared to $373 and $588 for the comparable periods of 2017. The increase in other income, net for both the three and six months ended June 30, 2018 was driven by the recognition of a $1.2 million government subsidy from a foreign government in support of our advancement of authentication technology.

Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change

Provision for income taxes	$ 130	$ 203	-36%	$ 759	$ 436	74%

           Income tax expense for the three months ended June 30, 2018 was $130, a decrease of $73 for the three months ended June 30, 2017. The decrease is attributable to lower pretax income and a lower effective tax rate. For the six months ended June 30, 2018, income tax expense increased by $323 compared to the same period in 2017, attributable to a higher effective tax rate during this period.

Liquidity and Capital Resources

At June 30, 2018, we had net cash balances (total cash and cash equivalents) of $101.4 million and short-term investments of $0. At December 31, 2017, we had net cash balances of $78.7 million and short-term investments of $79.7 million. We had no outstanding debt or restricted cash at June 30, 2018, or December 31, 2017.

Short-term investments at December 31, 2017, consisting of high quality commercial paper with maturities of less than nine months, were held by our U.S. and Swiss entities and issued by domestic and foreign corporations.

Our working capital at June 30, 2018 was $115.9 million, a decrease of $45.9 million or 28% from $161.8 million at December 31, 2017. The decrease in the combined balance of cash and short-term investments primarily reflects the cash purchase of Dealflo on May 30, 2018.

As of June 30, 2018, we held $44.9 million of cash and short-term investments in banks outside of the United States. Of that amount, $44.3 is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.

We believe that our financial resources are adequate to meet our operating needs over the next twelve months.

Our cash flows are as follows:

	Six months ended June 30,
	2018	2017	$ Change
	(in thousands)
Cash provided by (used in):
Operating activities	$ (646)	$ 11,966	$ (12,612)
Investing activities	23,919	(5,215)	29,134
Financing activities	(233)	(199)	(34)
Effect of foreign exchange rate changes on cash and cash equivalents	(269)	505	(774)

      Operating Activities

Cash generated by operating activities is primarily comprised of net income, as adjusted for non-cash items, and changes in operating assets and liabilities. Non-cash adjustments consist primarily of amortization and impairment of intangible assets, depreciation of property and equipment, and stock-based compensation. We expect cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. Our primary uses of cash from operating activities have been for personnel costs. We expect cash outflows from operating activities to be affected by increases in personnel cost as we grow our business.

For the six months ended June 30, 2018, net cash provided by operating activities decreased by $12.6 million due to a decrease in net income of $1.8 million and lower working capital.

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

For the six months ended June 30, 2018 cash provided by investing activities increased by $29.1 primarily due to lower year-over-year gross purchases of investments of $99.4 million and the maturity of $80.0 million of short term investments, partially offset by the $53.1 million in cash consideration paid for the purchase of Dealflo.

Critical Accounting Policy

Our accounting policies are fully described in Note 1 - Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 2 – Summary of Significant Accounting Policies to our Interim Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018. We believe our most critical accounting policies include revenue recognition, purchase accounting and related fair value measurements and accounting for income taxes.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the six months ended June 30, 2018.  For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We cannot predict the outcome of legal or other proceedings with certainty, including the legal proceedings which are summarized in “Note 11 – Legal Proceedings and Contingencies” included in our Notes to Condensed Consolidated Financial Statements, incorporated herein by reference, and “Note 12 – Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission. Any reasonably possible loss or range of loss associated with any individual legal proceeding that can be estimated, is provided in Note 11 to Condensed Consolidated Financial Statements contained herein.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of its shares of common stock during the second quarter of 2018:

			Total Number
			of Shares	Maximum
			Purchased as	Number of Shares
	Total		Part of Publicly	that May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares Purchased	Price Paid	Plans or	the Plans or
Period	(1)	per Share	Programs (2)	Programs (2)
April 1, 2018 through April 30, 2018	2,259	$13.92	—	—
May 1, 2018 through May 31, 2018	—	—	—	—
June 1, 2018 through June 30, 2018	1,179	20.80	—	—

(1.)	All transactions represent surrender of vested shares in satisfaction of tax withholdings by grantees under the 2009 Equity Incentive Plan.
(2.)	The Company has no publicly announced plans or programs to repurchase its shares.

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

In addition, on January 13, 2016, we filed a letter with OFAC, with the conclusions that the Company and its subsidiaries made no direct sales to Iran or any party listed by OFAC as a Specially Designated National over the five-year period under review (i.e., June 1, 2010 to June 30, 2015). The letter further noted that the investigation did not identify any involvement on the part of senior management officials of the Company, and to the contrary, noted that the Company’s senior management officials had sought to implement procedures and provided notices to the Company’s sales personnel to prevent the diversion of the Company’s products to unauthorized destinations and end users.

Based upon the OFAC guidelines for monetary penalties, in the fourth quarter of 2015, we accrued $900 for potential penalties if they are assessed by OFAC. Ultimately no penalty may be assessed or the penalty may be less or greater than the accrual. The general statute of limitations for violations of the export control laws is five years.

Item 6 - Exhibits

Exhibit 31.1 - Rule 13a‑14(a)/15d‑14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2018.

Exhibit 31.2 - Rule 13a‑14(a)/15d‑14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2018.

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2018.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2018.

Exhibit 101.INS – XBRL Instance Document

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB - XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

*Certain exhibits, schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K. OneSpan undertakes to furnish copies of any such omitted items upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2018.

OneSpan Inc.

/s/ Scott Clements
Scott Clements
Chief Executive Officer (Principal Executive Officer)

/s/ Mark S. Hoyt
Mark S. Hoyt
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)