Form 10-Q
period 2018-09-30
OneSpan Inc.
filed 2018-11-02
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer ,a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

There were 40,256,380 shares of Common Stock, $.001 par value per share, outstanding at October 31, 2018.

OneSpan Inc.

Form 10‑Q

For The Quarter Ended September 30, 2018

OneSpan Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

(unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and equivalents	$91,935	$78,661
Short term investments	—	79,733
Accounts receivable, net of allowances of $841 in 2018 and $520 in 2017	42,534	48,126
Inventories, net	15,307	12,040
Prepaid expenses	5,201	3,876
Contract assets	6,653	—
Other current assets	7,309	5,501
Total current assets	168,939	227,937
Property and equipment:
Furniture and fixtures	7,560	5,655
Office equipment	10,905	13,084
Total Property and equipment:	18,465	18,739
Accumulated depreciation	(11,989)	(13,963)
Property and equipment, net	6,476	4,776
Goodwill	94,672	56,332
Intangible assets, net of accumulated amortization	46,540	37,888
Deferred income taxes	4,911	5,460
Contract assets - non-current	4,407	—
Other assets	7,476	5,229
Total assets	$333,421	$337,622
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,456	$8,144
Deferred revenue	28,344	33,295
Accrued wages and payroll taxes	11,711	11,643
Short-term income taxes payable	1,600	3,673
Other accrued expenses	10,683	7,746
Deferred compensation	1,120	1,652
Total current liabilities	56,914	66,153
Long-term deferred revenue	5,254	7,019
Other long-term liabilities	6,125	5,919
Long-term income taxes payable	9,141	12,848
Deferred income taxes	6,111	7,753
Total liabilities	83,545	99,692
Stockholders' equity
Common stock: $.001 par value per share, 75,000 shares authorized; 40,261 and 40,086 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	40	40
Additional paid-in capital	93,224	90,307
Accumulated income	168,409	156,151
Accumulated other comprehensive loss	(11,797)	(8,568)
Total stockholders' equity	249,876	237,930
Total liabilities and stockholders' equity	$333,421	$337,622

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue
Product and license	$36,882	$38,421	$105,362	$104,454
Services and other	15,613	12,705	42,119	34,331
Total revenue	52,495	51,126	147,481	138,785

Cost of goods sold
Product and license	14,321	12,083	32,897	32,668
Services and other	3,631	2,397	9,363	7,511
Total cost of goods sold	17,952	14,480	42,260	40,179

Gross profit	34,543	36,646	105,221	98,606

Operating costs
Sales and marketing	16,039	13,956	46,938	42,997
Research and development	8,992	5,493	22,805	17,669
General and administrative	10,184	9,882	32,168	26,323
Amortization / impairment of intangible assets	2,442	2,203	7,387	6,603
Total operating costs	37,657	31,534	109,298	93,592

Operating income (loss)	(3,114)	5,112	(4,077)	5,014

Interest income, net	258	386	991	1,016
Other income (expense), net	246	(185)	2,025	402

Income (loss) before income taxes	(2,610)	5,313	(1,061)	6,432
Provision (benefit) for income taxes	(1,702)	2,558	(943)	2,994

Net income (loss)	$(908)	$2,755	$(118)	$3,438

Net income (loss) per share
Basic	$(0.02)	$0.07	$(0.00)	$0.09
Diluted	$(0.02)	$0.07	$(0.00)	$0.09
Weighted average common shares outstanding
Basic	39,922	39,811	39,924	39,792
Diluted	39,922	39,821	39,924	39,802

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$(908)	$2,755	$(118)	$3,438
Other comprehensive income (loss)
Cumulative translation adjustment, net	(1,244)	1,203	(3,266)	3,633
Pension adjustment, net	3	4	37	15
Comprehensive income (loss)	$(2,149)	$3,962	$(3,347)	$7,086

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(118)	$3,438
Adjustments to reconcile net income (loss) to net cash provided:
Depreciation, amortization, and impairment of intangible assets	9,066	7,893
Loss (gain) on disposal of assets	(49)	227
Deferred tax expense (benefit)	(3,020)	73
Stock-based compensation	2,916	1,901
Changes in assets and liabilities
Accounts receivable, net	6,183	3,854
Inventories, net	(3,267)	(97)
Contract assets	(2,892)	—
Accounts payable	(5,258)	(2,808)
Income taxes payable	(8,433)	(2,089)
Accrued expenses	(911)	2,096
Deferred compensation	(541)	(656)
Deferred revenue	(405)	2,093
Other assets and liabilities	(2,476)	(876)
Net cash provided by (used in) operating activities	(9,205)	15,049

Cash flows from investing activities:
Purchase of short term investments	—	(168,731)
Maturities of short term investments	80,000	155,000
Purchase of Dealflo, net of cash acquired	(53,065)	—
Additions to property and equipment	(3,410)	(1,323)
Other	—	(462)
Net cash provided by (used in) investing activities	23,525	(15,516)

Cash flows from financing activities:
Tax payments for restricted stock issuances	(399)	(257)
Net cash used in financing activities	(399)	(257)

Effect of exchange rate changes on cash	(647)	640

Net increase (decrease) in cash	13,274	(84)
Cash and equivalents, beginning of period	78,661	49,345
Cash and equivalents, end of period	$91,935	$49,261

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “OneSpan,” “Company,” “we,” “our,” and “us,” refer to OneSpan Inc. and its subsidiaries.

Note 1 – Description of the Company and Basis of Presentation

Description of the Company

Effective May 30, 2018, VASCO Data Security International, Inc. changed its name to OneSpan Inc. The Company believes that the name change reflects a shift in its strategy and solution offering.

OneSpan and its wholly owned subsidiaries design, develop, market and support hardware and software solutions that protect people, devices and transactions from fraud. The Company has operations in Austria, Australia, Belgium, Brazil, Canada, China, France, Japan, The Netherlands, Singapore, Switzerland, the United Arab Emirates, the United Kingdom, and the United States (“U.S.”).

Our operations are reported as a single operating segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of OneSpan and its subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017.

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

For the three and nine months ended September 30, 2018, foreign currency transactions resulted in net losses of $0.1 million and $0.2 million, respectively, compared to net losses of $0.3 million and $0.3 million for the same periods in 2017.

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers” (FASB Accounting Standards Codification (ASC) Topic 606, or “Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under FASB ASC Topic 605 “Revenue Recognition” and FASB ASC Topic 985-605 “Software-Revenue Recognition” (“Topic 605”). We recorded a net increase to opening Accumulated Income of $11.9 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the accounting impacts of our customer contracts that include a term license to our software, as well as the impact of accounting for costs incurred to obtain our contracts.  The net impact to revenue as a result of applying Topic 606 were increases of $0.5 million and $3.0 million for the three and nine months ended September 30, 2018, respectively.  See Note 4 - Revenue for further details.

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

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services, which excludes any sales incentives and amounts collected on behalf of third parties.    Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of goods sold.

Nature of Goods and Services

We derive our revenues primarily from Product and License Revenue, which includes hardware products and software licenses, and Services and Other, which is inclusive of software-as-a-service (which we refer to as “subscription”), maintenance and support, and professional services.

Product Revenue: Revenue from the sale of security hardware is recorded upon shipment, which is the point at which control of the goods are transferred and the completion of the performance obligations, unless there are specific terms that would suggest control is transferred at a later date (e.g. delivery). No significant obligations or contingencies typically exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized. Customer payments normally correspond with delivery.

License Revenue: Revenue from the sale of software licensing is recorded upon the latter of when the customer receives the ability to access the software or when they are legally allowed to use the software.  No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized. Contracts with customers for distinct licenses of intellectual property include perpetual licenses, which grant the customer unlimited access to the software, and term licenses which limit the customer’s access to the software to a specific time period. The typical term license length is 3 years.  Customer payments normally correspond with delivery for perpetual licenses.  For term licenses, payments are either on installment or in advance.  In limited circumstances, we integrate third party software solutions into our software products.  We have determined that, consistent with our conclusion under prior revenue recognition rules, generally we act as the principal with respect to the satisfaction of the related performance obligation and record the corresponding revenue on a gross basis from these transactions. For transactions in which we do not act as the principal, we would recognize revenue on a net basis.  The fees paid to the third parties are recognized as a component of cost of goods sold when the revenue is recognized.

Subscription Revenue: We generate subscription revenues from our cloud services offerings. Subscription revenues mostly include fees from customers for access to the OneSpan Sign (formerly eSignLive) and Dealflo solutions. Our standard customer arrangements do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time. As such, these arrangements are considered service contracts and revenue is recognized ratably over the service period of the contract. Customer payments are normally in advance for annual service.

Maintenance, Support and Other: Maintenance and support agreements generally call for us to provide software updates and technical support, respectively, to customers. Revenue on maintenance and technical support is deferred and recognized ratably over the term of the maintenance and support agreement.  Customer payments are normally in advance for annual service.

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

Judgment is required to determine the stand-alone selling price (“SSP”) for each distinct performance obligation. We use a range of amounts to estimate SSP when we sell each of the products and services separately and need to determine whether there is a discount that needs to be allocated based on the relative SSP of the various products and services.  In instances where SSP is not directly observable, and when we sell at a highly variable price range, such as for transactions involving software licenses or subscriptions, we determine the SSP for those performance obligations using the residual method.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation was $0.6 million and $1.7 million for the three and nine months ended September 30, 2018, respectively, compared to $0.4 million and $1.3 million for the three and nine months ended September 30, 2017, respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets ranging from three to seven years. Additions and improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses resulting from sales, disposals, or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts.

Long Term Investments

Included in Other Assets is a minority equity investment in a company we believe may be beneficial in executing our strategy. At September 30, 2018 and December 31, 2017, investments were $4.1 million and $4.4 million, respectively. In accordance with ASC 325, Investments - Other, the investments are recorded at fair value using the alternative measurement method allowed for in ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), and are evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At December 31, 2017, long term investments included an equity investment in Dealflo Limited of $0.3 million. See Note 3 – Business Acquisitions for additional detail.

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

Software Development Costs

Software development costs are accounted for in accordance with ASC 985‑20, Costs of Software to be Sold, Leased, or Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. No material software development costs were capitalized during the three and nine months ended September 30, 2018.

Other Income (Expense), Net

Other income (expense), net primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our research and development in those countries and other miscellaneous non-operational expenses. During the second quarter of 2018 the Company recognized a $1.2 million government subsidy from a foreign government in support of our advancement of authentication technology, which is included in other income (expense), net on the statements of operations for the nine months ended September 30, 2018.

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

See Note 8 – Income Taxes discussing 2017 U.S. tax reform and Staff Accounting Bulletin No. 118 ("SAB 118") issued by the SEC.

Fair Value of Financial Instruments

At September 30, 2018, and December 31, 2017, our financial instruments were cash and equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies, as defined in ASC 820, Fair Value Measurements. The fair values of the financial instruments were not materially different from their carrying amounts at September 30, 2018 and December 31, 2017.

Accounting for Leases

           All of our leases are operating leases. Rent expense on facility leases is charged evenly over the life of the lease, regardless of the timing of actual payments. We relocated one of our principal executive offices from Oakbrook Terrace, Illinois to Chicago, Illinois during the second quarter of 2018, and recognized $0.3 million of lease exit costs in general and administrative expense on the statements of operations for the nine months ended September 30, 2018.

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

We operate in one reporting unit and have had no goodwill impairment recorded for the three and nine months ended September 30, 2018.

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

This guidance is effective for us on January 1, 2019, with early adoption permitted. The new standard must be adopted using either the modified retrospective transition approach, which requires application of the guidance in all comparative periods presented, or the cumulative effect adjustment approach, which requires application at the adoption date. We plan to adopt the standard on the effective date using the modified retrospective transition approach. We are currently in the process of reviewing lease contracts, reviewing other contracts for potential embedded leases, implementing a new lease accounting and administration software solution, establishing new processes and internal controls and evaluating the impact of various accounting policy elections. Upon adoption, we expect to record a right of use asset and a corresponding lease liability for our operating leases. The potential impact on our consolidated financial statements is largely based on the present value of future minimum lease payments, the amount of which will depend upon the population of leases in effect at the date of adoption. Future minimum lease payments totaled $17.1 million as of December 31, 2017, as disclosed in “Note 12 – Commitments and Contingencies” of our 2017 Form 10-K. We expect adoption of this standard will have a material impact on our Consolidated Financial Statements.

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) (“Tax Cuts and Jobs Act”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. Our accounting for certain income tax effects is incomplete, but we have determined reasonable estimates for those effects and have recorded provisional amounts in our condensed consolidated financial statements as of September 30, 2018 and December 31, 2017.

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

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted for removed or modified disclosures, and delayed adoption of the additional disclosures until their effective date. We are currently evaluating the effect that the ASU will have on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14), which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, and earlier adoption is permitted. We are currently evaluating the effect that the ASU will have on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (CCA) by providing guidance for determining when an arrangement includes a software license and when an arrangement is solely a hosted CCA service. Under ASU 2018-15, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. The new standard is effective for us on January 1, 2020. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. Entities can choose to adopt the new guidance prospectively to eligible costs incurred on or after the date this guidance is first applied or retrospectively. We are currently evaluating the effect that the ASU will have on our consolidated financial statements and related disclosures.

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

   The acquisition is accounted for as a business combination using the acquisition method of accounting, which requires the net assets acquired and liabilities assumed to be recognized at their fair values on the acquisition date. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q, and may be adjusted during the measurement period of up to 12 months from the date of acquisition. Any changes in the estimated fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of September 30, 2018, the primary areas that are not yet finalized are estimates of the fair values of acquired intangible assets and related deferred tax liabilities, and the estimated fair value of assumed deferred revenue. We are still in the process of seeking and evaluating information used in the estimation of these fair value estimates as of the acquisition date.

The following table summarizes our preliminary allocation of the purchase price consideration based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (net of cash acquired), all of which are preliminary pending completion of the final valuation:

Total
(in thousands)
Acquired tangible assets	$1,873
Acquired intangible assets	16,100
Liabilities assumed	(3,998)
Goodwill	39,879
Total purchase price consideration	$53,854

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

Based on the preliminary results of the acquisition valuation, approximately $16.1 million of the purchase price consideration has been allocated to identifiable intangible assets. The following table summarizes the major classes of intangible assets, as well as the estimated weighted-average amortization periods:

	Estimated Fair Value	Weighted Average Amortization Period
Identifiable Intangible Assets	(in thousands)	(Years)
Customer relationships	$10,000	7
Technology	5,900	4
Trademarks	200	3
	$16,100

            The results of operations of Dealflo subsequent to the acquisition date have been included in the consolidated statements of operations. Revenue generated by Dealflo for the three and nine months ended September 30, 2018, was $1.8 million and $2.3 million, respectively. Dealflo net losses included in the results of operations for the three and nine months ended September 30, 2018 were $2.1 million and $2.9 million, respectively.

The acquisition related costs directly attributable to the business combination of $1.1 million, including professional fees, and other direct expenses, were expensed as incurred and included in general and administrative expense in the unaudited condensed consolidated statements of operations.

Unaudited Pro Forma Financial Information

            The following presents the unaudited pro forma combined results of operations of the Company with Dealflo for the nine months ended September 30, 2018 and 2017, assuming that Dealflo was acquired at the beginning of 2017, and after giving effect to certain pro forma adjustments. Pro forma adjustments for the nine months ended September 30, 2018 reflect estimated amortization expense for intangible assets purchased of $2.2 million, the elimination of $0.4 million of revenue related to intercompany transactions, and the elimination of $1.1 million of non-recurring acquisition-related costs. Pro forma adjustments for the nine months ended September 30, 2017 reflect estimated amortization expense for intangible assets purchased of $2.2 million, the addition of $1.1 million of non-recurring acquisition-related costs, the elimination of $0.4 million of revenue related to intercompany transactions, and a $0.6 million reduction of revenue to reflect the estimated fair value adjustment of acquired deferred revenue.

These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisition actually occurred on January 1, 2017 or of future results of operations of the consolidated entities (in thousands except per share data):

	Nine months ended
	September 30,
	2018	2017
	(in thousands)
Revenue	$153,049	$142,636
Net loss	(7,112)	(5,187)
Basic net loss per share	(0.18)	(0.13)
Diluted net loss per share	(0.18)	(0.13)
Shares used in computing basic and diluted net loss per share	39,924	39,792

Note 4 – Revenue

As described in Note 2, the Company adopted Topic 606 on January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed below.

The Company adopted Topic 606 using the modified retrospective method under which the cumulative effect of initially applying Topic 606 is an adjustment to the opening balance of Accumulated Income at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. The details of the significant changes and quantitative impact of the changes are set out below.

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

Disaggregation of Revenues

The following tables present our revenues disaggregated by major products and services, geographical region and timing of revenue recognition.

Revenue by major products and services (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017*	2018	2017*
Hardware products	$27,056	$26,606	$69,123	$73,607
Software licenses	9,826	11,815	36,239	30,847
Subscription	4,161	3,023	10,949	7,634
Professional services	1,594	1,354	3,715	3,384
Maintenance, support and other	9,858	8,328	27,455	23,313
Total Revenue	$52,495	$51,126	$147,481	$138,785

Revenue by location of customer for the three months ended September 30, 2018 and 2017 (in thousands)

	EMEA	Americas	APAC	Total
Total Revenue:
2018	$25,281	$11,055	$16,159	$52,495
2017*	$22,768	$14,419	$13,939	$51,126

Percent of Total:
2018	48%	21%	31%	100%
2017*	45%	28%	27%	100%

Revenue by location of customer for the nine months ended September 30, 2018 and 2017 (in thousands)

	EMEA	Americas	APAC	Total
Total Revenue:
2018	$65,148	$40,246	$42,087	$147,481
2017*	$62,868	$37,880	$38,037	$138,785

Percent of Total:
2018	44%	27%	29%	100%
2017*	45%	27%	28%	100%

* Prior period amounts are presented under ASC 605 and ASC 985-605

Timing of revenue recognition (in thousands)

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
Products and Licenses transferred at a point in time	$36,882	$105,362
Services transferred over time	15,613	42,119
Total Revenue	$52,495	$147,481

Impacts on Financial Statements

The following tables summarize the impacts of adopting Topic 606 on the Company’s consolidated financial statements as of September 30, 2018, and for the three and nine months ended September 30, 2018.

Balance Sheet (in thousands)

	September 30, 2018
	As Reported	Adjustments	Balances without the adoption of Topic 606
ASSETS
Current assets
Accounts receivable, net of allowance	$42,534	$(340)	$42,194
Contract asset	6,653	(6,653)	—
Other current assets	7,309	(369)	6,940
Total current assets	168,939	(7,362)	161,577
Deferred income taxes	4,911	507	5,418
Contract asset - non-current	4,407	(4,407)	—
Other assets	7,476	(289)	7,187
Total assets	$333,421	$(11,551)	$321,870
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Deferred revenue	$28,344	$3,402	$31,746
Short-term income taxes payable	1,600	(1,200)	400
Other accrued expenses	10,683	(352)	10,331
Total current liabilities	56,914	1,851	58,765
Deferred revenue - non-current	5,254	2,958	8,212
Deferred income taxes	6,111	(424)	5,687
Total liabilities	83,545	4,385	87,930
Stockholders' equity
Accumulated income	168,409	(15,936)	152,473
Total stockholders' equity	249,876	(15,936)	233,940
Total liabilities and stockholders' equity	$333,421	$(11,551)	$321,870

Statement of Operations (in thousands)

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	As Reported	Adjustments	Balances without the adoption of Topic 606	As Reported	Adjustments	Balances without the adoption of Topic 606
Revenue
Product and license	$36,882	$1,425	$38,307	$105,362	$1,350	$106,712
Services and other	15,613	(1,959)	13,654	42,119	(4,350)	37,769
Total revenue	52,495	(534)	51,961	147,481	(3,000)	144,481

Cost of goods sold
Product and license	14,321	(83)	14,238	32,897	451	33,348
Services and other	3,631	—	3,631	9,363	—	9,363
Total Cost of goods sold	17,952	(83)	17,869	42,260	451	42,711

Gross profit	34,543	(451)	34,092	105,221	(3,451)	101,770

Operating Costs
Sales and marketing	16,039	235	16,274	46,938	842	47,780
Total operating costs	37,657	235	37,892	109,298	842	110,140

Operating loss	(3,114)	(686)	(3,800)	(4,077)	(4,293)	(8,370)

Loss before taxes	(2,610)	(686)	(3,296)	(1,061)	(4,293)	(5,354)

Provision (benefit) for income taxes	(1,702)	1,490	(212)	(943)	(277)	(1,220)

Net loss	$(908)	$(2,176)	$(3,084)	$(118)	$(4,016)	$(4,134)

Basic EPS	$(0.02)		$(0.08)	$(0.00)		$(0.10)
Diluted EPS	$(0.02)		$(0.08)	$(0.00)		$(0.10)

The adoption of Topic 606 did not impact total operating, investing or financing cash flows in the statement of cash flows.

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	January 1,	September 30,
	2018	2018
Receivables, inclusive of trade and unbilled	$48,217	$42,534
Contract Assets (current and non-current)	$8,167	$11,060
Contract Liabilities (Deferred Revenue current and non-current)	$33,752	$33,598

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

During the nine months ended September 30, 2018, the Company’s contract asset balances increased approximately $2.9 million, primarily due to new term contracts exceeding billings during the period, partially offset by transfers to accounts receivable.  Deferred Revenue decreased in the same period due to timing of annual renewals, partially offset by Dealflo deferred revenue of $1.7 million.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

in thousands	2018	2019	2020	Beyond 2020	Total
Future revenue related to current unsatisfied performance obligations	$1,825	$6,898	$4,509	$9,273	$22,505

The Company applies practical expedients and does not disclose information about remaining performance obligations a) that have original expected durations of one year or less, or b) where revenue is recognized as invoiced.

Costs of obtaining a contract

The Company incurs incremental costs related to commissions, which can be directly tied to obtaining a contract. Under Topic 606, the Company capitalizes commissions associated with certain new contracts and amortizes the costs over a period of benefit based on the transfer of goods or services that we have determined to be up to seven years.  The Amortization is reflected in Sales and Marketing in the Statement of Operations. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors, including customer attrition.  Commissions are payable upon receipt of payment by the customer and requires the employee to be a current employee.  For contracts with multiple year payment terms, as the commissions that are payable after year 1 are payable based on continued employment, they are expensed when incurred.   Commissions and amortization expense are included in Sales and Marketing expenses on the consolidated statements of operations.

Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period for the assets that the Company otherwise would have recognized is one year or less. These costs are included in Sales and Marketing expense in the consolidated statement of operations.

The following tables provide information related to the capitalized costs and amortization recognized in the period:

in thousands		September 30, 2018
Capitalized costs to obtain contracts, current		$354
Capitalized costs to obtain contracts, non-current		$1,884

	Three months ended	Nine months ended
in thousands	September 30, 2018	September 30, 2018
Amortization of capitalized costs to obtain contracts	$85	$205
Impairments of capitalized costs to obtain contracts	$-	$-

Note 5 – Inventories, net

Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the FIFO method.

Inventories, net are comprised of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)
Component parts	$6,029	$4,691
Work-in-process and finished goods	9,278	7,349
Total	$15,307	$12,040

Note 6 – Goodwill

Goodwill activity for the nine months ended September 30, 2018 consisted of the following:

in thousands
Net balance at December 31, 2017	$56,332
Additions	39,879
Net foreign currency translation	(1,539)
Net balance at September 30, 2018	$94,672

Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuations. No impairment of goodwill was recorded during the nine months ended September 30, 2018 or September 30, 2017.

Note 7 – Intangible Assets

Intangible asset activity for the nine months ended September 30, 2018 is detailed in the following table.

in thousands	Acquired Technology	Customer Relationships	Other	Total Intangible Assets
Net balance at December 31, 2017	$6,946	$22,544	$8,398	$37,888
Additions-Acquisition	5,900	10,000	200	16,100
Additions-Other	—	—	143	143
Impairment	—	—	(478)	(478)
Net foreign currency translation	(68)	(241)	105	(204)
Amortization expense	(3,017)	(2,294)	(1,598)	(6,909)
Net balance at September 30, 2018	$9,761	$30,009	$6,770	$46,540

September 30, 2018 balance at cost	$42,735	$37,718	$13,650	$94,103
Accumulated amortization	(32,974)	(7,709)	(6,880)	(47,563)
Net balance at September 30, 2018	$9,761	$30,009	$6,770	$46,540

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations. As a result of the Company rebranding, the value of certain intangible assets was written down during the second quarter of 2018, and impairment charges of $0.5 million were recorded for the nine months ended September 30, 2018.

Note 8 – Income Taxes

Our estimated annual tax expense for 2018 before discrete items is expected to be approximately $2.0 million. Our global effective tax rate is higher than the U.S. statutory rate of 21% primarily due to forecasted losses in connection with Dealflo for which a valuation allowance will be required, non-deductible acquisition costs, and pre-tax income close to breakeven. Our ultimate tax expense will depend on the mix of earnings in various jurisdictions.

At December 31, 2017, we had deferred tax assets of $20.9 million resulting from foreign and state NOL carryforwards of $120.5 million and other foreign deductible carryforwards of $31.2 million. At December 31, 2017, we had a valuation allowance of $12.8 million against deferred tax assets related to certain carryforwards.  Income taxes paid during the three and nine months ended September 30, 2018 was $3.9 million and $10.9 million, respectively.

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

U.S. tax reform (“the Act”) was enacted on December 22, 2017. Among other things, the Act reduces the U.S. federal corporate tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred.  We have reasonably estimated the effects of the Act and recorded provisional amounts in the fourth quarter of 2017 for the transition tax and to re-measure our U.S. federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%, and for the one-time transition tax. The U.S. Government and state tax authorities are expected to continue to issue guidance regarding the Act, which may result in adjustments to our provisional estimates.

For the nine months ended September 30, 2018, we recorded a measurement period adjustment of $2.5 million as a reduction to the provisional estimates recorded at the end of 2017 due to the release of proposed regulations on the one-time transition tax which reduced long term taxes payable. The final determination of the re-measurement of our net deferred tax assets and the transition tax will be completed as additional information becomes available, but no later than one year from the enactment date.  Any subsequent adjustments to the provisional amounts will be recorded to current or deferred tax expense in the quarter of 2018 when the analysis is complete.

Note 9 – Long-Term Compensation Plan and Stock Based Compensation (sharecounts in thousands)

Under the OneSpan Inc. 2009 Equity Incentive Plan, formerly known as the “VASCO Data Security International, Inc. 2009 Equity Incentive Plan” (“2009 Equity Incentive Plan”), we awarded 324 shares of restricted stock in the first quarter of 2018 consisting of 161 unissued shares subject to future performance criteria and 163 issued time-based shares. The market value of the 163 issued restricted shares was $2.3 million at the date of grant, and is being amortized over the vesting period of one to four years. The market value of the 161 unissued shares subject to performance criteria was $2.3 million at the date of grant, and is being amortized over the vesting period of three years. No shares were issued during the second quarter of 2018.

During the third quarter of 2018, we awarded 69 shares of restricted stock consisting of 35 unissued shares subject to future performance criteria and 34 issued time-based shares. The market value of the 34 issued restricted shares was $0.6 million at the date of grant, and is being amortized over the vesting period of one to four years. The market value of the 35 unissued shares subject to performance criteria was $0.6 million at the date of grant, and is being amortized over the vesting period of three years.

The following table details long-term compensation plan and stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Restricted stock	$1,107	$825	$2,916	$1,901
Long-term compensation plan	526	442	1,467	1,298
Total compensation	$1,633	$1,267	$4,383	$3,199

Note 10 – Earnings per Share (sharecounts in thousands)

In connection with the 2009 Equity Incentive Plan, during the nine months ended September 30, 2018, we issued 192 shares of restricted common stock for awards granted in 2018.  There were no performance shares issued during the nine months ended September 30, 2018 related to awards provisioned in prior years.

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive. Because the Company is in a net loss position for both the three and nine months ended September 30, 2018, diluted net loss per share for this period excludes the effects of common stock equivalents, which are anti-dilutive.

The details of the earnings per share calculations for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss)	$(908)	$2,755	$(118)	$3,438
Weighted average common shares outstanding:
Basic	39,922	39,811	39,924	39,792
Incremental shares with dilutive effect:
Restricted stock awards	—	10	—	10
Diluted	39,922	39,821	39,924	39,802

Net income (loss) per share:
Basic	$(0.02)	$0.07	$(0.00)	$0.09
Diluted	$(0.02)	$0.07	$(0.00)	$0.09

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

We include various types of indemnification clauses in our agreements. These indemnifications may include, but are not limited to, infringement claims related to our intellectual property, direct damages and consequential damages. The type and amount of such indemnifications vary substantially based on our assessment of risk and reward associated with each agreement. We believe the estimated fair value of these indemnification clauses is minimal, and we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. We have no liabilities recorded for these clauses as of September 30, 2018.

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

Based upon the OFAC guidelines for monetary penalties, in the fourth quarter of 2015, we recorded a $0.9 million accrual in Other Accrued Expenses for potential penalties if they were to be assessed by OFAC. During the third quarter of 2018, we received a closing letter from OFAC in which they concluded that the investigation into our voluntary filing was closed and that no penalties or other amounts would be assessed. We therefore consider the OFAC and BIS governmental aspects of this case to be concluded, and during the third quarter of 2018 reversed the $0.9 million accrual recorded in Other Accrued Expenses.

Following the June 2015 disclosure of the export controls related matter above, on July 28, 2015, a putative class action complaint was filed in the United States District Court for the Northern District of Illinois, captioned Linda

J. Rossbach v. Vasco Data Security International, Inc., et al., case number 1:15‑cv‑06605, naming the Company and certain of its current and former executive officers as defendants and alleging violations under the Securities Exchange Act of 1934, as amended. The suit was purportedly filed on behalf of a putative class of investors who purchased securities of the Company between April 28, 2015 and July 28, 2015, and seeks to recover damages allegedly caused by the defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b‑5 promulgated thereunder. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. Pursuant to a September 1, 2015 scheduling order entered by the court, the lead plaintiff, once appointed, will have sixty days to file an amended complaint or notify the defendants that the lead plaintiff intends to rely on the current complaint. On January 30, 2017, the appointed lead plaintiff filed an amended complaint in which the allegations regarding OFAC related matters were dropped and replaced with allegations regarding public disclosures made by the defendants in April 2015 as compared to public statements made in July 2015, generally regarding the strength of the Company’s business and its future prospects. This case is now referred to by the name of the new lead plaintiff, Bunk. The defendants filed a motion to dismiss the Bunk complaint on March 31, 2017 and several other related motions and filings took place threafter.

On September 30, 2018, the United States District Court for the Northern District of Illinois issued an opinion and order in which the court granted the Company’s motion to dismiss. Plaintiffs' amended complaint was dismissed without prejudice and the plaintiffs were granted leave by the court to file another amended complaint if they could find a way to remedy the deficiencies discussed in the Court's opinion by October 22, 2018. Plaintiffs did not file an amended complaint and have subsequently agreed to file a joint motion for dismissal of the case with prejudice. Once the motion is approved by the Court, the Company considers this case to be concluded. OneSpan is indemnifying its officers and directors for this matter.

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

On January 10, 2011, we purchased our wholly-owned subsidiary, DigiNotar B.V., a private company organized and existing in The Netherlands from the shareholders (“Sellers”). On September 19, 2011, DigiNotar B.V. filed a bankruptcy petition under Article 4 of the Dutch Bankruptcy Act in the Haarlem District Court, The Netherlands. The bankruptcy trustee took over management of DigiNotar B.V.’s business activities and is responsible for the administration and liquidation of DigiNotar B.V. In connection with the bankruptcy of DigiNotar B.V., in January 2015, we received a notice of potential claim by the trustee against all of the individuals who served as directors of DigiNotar, both before and after our acquisition of DigiNotar. On March 29, 2018, we entered into a settlement agreement among the bankruptcy estate, the pre-acquisition directors, the Company and its directors. After contributions from the pre-acquisition directors, and reimbursements from our insurance carrier, the amount of the settlement was not material to our financial position. We consider this case to be concluded.

In February 2017, we learned an integrated reseller and certain end customers, were named as defendants in a patent infringement lawsuit in Japan related to our Cronto technology. We have indemnification obligations in favor of our reseller and end customers and are working with them to defend such suit. In December 2017, the Japan Patent Office ruled the plaintiff’s patent is invalid. In February 2018, a trial court decision declared the plaintiff’s patent to be invalid. Those decisions were appealed by the plaintiff to a single appellate court. The appellate court has yet to render a decision with respect to the Japan Patent Office appeal. With respect to the appeal of the trial court decision, the appellate court issued its decision in October 2018 upholding the trial court decision that the plaintiff’s patent is invalid. We plan to continue to support our customers in these proceedings and continue to believe that the lawsuit is without merit.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of applicable U.S. Securities laws, including statements regarding the potential benefits, performance, and functionality of our products and solutions, including future offerings; our expectations, beliefs, plans, operations and strategies relating to our business and the future of our business; our acquisitions to date and our strategy related to future acquisitions; and our expectations regarding our financial performance in the future. Forward-looking statements may be identified by words such as "seek", "believe", "plan", "estimate", "anticipate", expect", "intend", and statements that an event or result "may", "will", "should", "could", or "might" occur or be achieved and any other similar expressions. These forward-looking statements involve risks and uncertainties, as well as assumptions which, if they do not fully materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could materially affect our business and financial results include, but are not limited to: market acceptance of our products and solutions and competitors’ offerings; the potential effects of technological changes; our ability to effectively identify, purchase and integrate acquisitions; the execution of our transformative strategy on a global scale; the increasing frequency and sophistication of hacking attacks; claims that we have infringed the intellectual property rights of others; changes in customer requirements; price competitive bidding; changing laws, government regulations or policies; pressures on price levels; investments in new products or businesses that may not achieve expected returns; impairment of goodwill or amortizable intangible assets causing a significant charge to earnings; exposure to increased economic and operational uncertainties from operating a global business as well as those factors set forth in our Form 10-K (and other forms) filed with the Securities and Exchange Commission. In particular, we direct you to the risk factors contained under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K. In addition, we direct you to our financial statements and the accompanying Notes to Financial Statements contained in this Report. Our SEC filings and other important information can be found on the Investor Relations section of our website at ir.onespan.com. We do not have any intent, and disclaim any obligation, to update the forward-looking information to reflect events that occur, circumstances that exist, or changes in our expectations after the date of this Report.

Overview

We design, develop and market digital solutions for identity, security, and business productivity that protect and facilitate electronic transactions via mobile and connected devices. We are a global leader in providing anti-fraud and digital transaction management solutions to financial institutions and other businesses. Our solutions secure access to online accounts, data, assets, and applications for global enterprises; provide tools for application developers to easily integrate security functions into their web-based and mobile applications; and facilitate end-to-end financial agreement automation including digital identity verification, customer due diligence, electronic signature, secure storage and document management. Our core technologies, multi-factor authentication, identity verification and transaction signing, strengthen the process of preventing hacking attacks against online and mobile transactions to allow companies to transact business safely with remote customers.

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

In the case of our cloud-based solutions, which involve the processing of customer information, we believe a cyber incident could have a material impact on our business. While our revenue from cloud-based solutions comprises a minority of our revenue today, we believe that these solutions will provide substantial future growth. A cyber incident involving these solutions in the future could substantially impair our ability to grow the business and we could suffer significant monetary and other losses and significant reputational harm.

To minimize the risk, we review our product security and procedures on a regular basis. Our reviews include the processes and software code we are currently using as well as the hosting platforms and procedures that we employ.  We mitigate the risk of cyber incidents through a series of reviews, tests, tools and training. Certain insurance coverages may apply to certain cyber incidents. Overall, we expect the cost of securing our networks will increase in future periods, whether through increased staff, systems or insurance coverage.

While we did not experience any cyber incident in the first nine months of 2018 that had a significant impact on our business, it is possible that we could experience an incident in 2018 or future years, which could result in unanticipated costs.

Currency Fluctuation

During the three and nine months ended September 30, 2018, approximately 77% and 73%, respectively, of our revenue was generated outside of the United States. While the majority of our revenues are generated outside of the United States, the majority of our revenue earned during the three and nine months ended September 30, 2018 was denominated in U.S. Dollars. We estimate that approximately 65% of our revenue for both the three and nine months ended September 30, 2018 was denominated in U.S. Dollars.

In addition, during the three and nine months ended September 30, 2018, approximately 79% and 71%, respectively of our operating expenses were incurred outside of the United States. As a result, changes in currency exchange rates, especially the Euro exchange rate and the Canadian Dollar exchange rate, can have a significant impact on revenue and expenses.

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

The financial position and the results of operations of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland, Singapore and certain operations Canada, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates generated other comprehensive loss of $1.2 million and $3.3 million for the three and nine months ended September 30, 2018, respectively, and other comprehensive income of $1.2 million and $3.6 million for the three and nine months ended September 30, 2017, respectively. These amounts are included as a separate component of stockholders’ equity. The functional currency for our subsidiaries in Switzerland, Singapore and certain operations in Canada is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other income, net. Foreign exchange transaction losses aggregated $0.1 million for the three months ended September 30, 2018, compared to losses of $0.3 million for the three months ended September 30, 2017, respectively. During the nine months ended September 30, 2018, foreign exchange transaction losses aggregated $0.2 million, consistent with losses aggregated of $0.3 million during the nine months ended September 30, 2017.

Components of Operating Results

Revenue

We generate revenue from the sale of our hardware products, software licenses, subscriptions, maintenance and support, and professional services. We believe comparison of revenues between periods is heavily influenced by the timing of orders and shipments reflecting the transactional nature of significant parts of our business.

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

Historically, operating expenses have been impacted by changes in foreign exchange rates. We estimate the change in currency rates in the first nine months of 2018 compared to the same period in 2017 resulted in an increase in operating expenses of approximately $3.6 million.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Operating expenses for the three and nine months ended September 30, 2018 included $1.6 million and $4.4 million, respectively, of expenses related to long-term incentive plan costs compared to $1.3 million and $3.2 million of long-term incentive plan costs for the three and nine months ended September 30, 2017, respectively.

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

In November 2015, we acquired OneSpan Canada Inc. (formerly eSignLive), a foreign company with substantial IP and net operating losses and other tax carryforwards. The tax benefit of the carryforwards has been fully reserved as realization has not been deemed more likely than not.

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

	Three months ended September 30,			Nine months ended September 30,
	2018	2017*	% Change	2018	2017*	% Change
	(in thousands)			(in thousands)
Revenue
Product and license	$ 36,882	$ 38,421	-4%	$ 105,362	$ 104,454	1%
Services and other	15,613	12,705	23%	42,119	34,331	23%
Total revenue	$ 52,495	$ 51,126	3%	$ 147,481	$ 138,785	6%

% of Total Revenue
Product and license	70%	75%		71%	75%
Services and other	30%	25%		29%	25%

* Prior period amounts are presented under ASC 605 and ASC 985-605

Total revenue increased $1.4 million or 3%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, total revenue increased $8.7 million or 6% compared to the nine months ended September 30, 2017.

Product and license revenue decreased by $1.5 million or 4% during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, which was driven by lower sales of software licenses. For the nine months ended September 30, 2018, product and license revenue increased $0.9 million or 1% compared to the nine months ended September 30, 2017. The increase in product and license revenue for the nine month period ended September 30, 2018 is driven by an increase in software revenue from our Mobile Security Suite.

Services and other revenue increased by $2.9 million, or 23% during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  For the nine months ended September 30, 2018, service and other revenue increased $7.8 million or 23% compared to the nine months ended September 30, 2017. The increase for both the three and nine months periods ended September 30, 2018 compared to the same periods in 2017 was due to increased subscription and maintenance revenue.

We believe comparison of revenues between periods is heavily influenced by the timing of orders and shipments reflecting the transactional nature of significant parts of our business. As a result of the volatility in our business, we believe that the overall strength of our business is best evaluated over a longer term where the impact of transactions in any given period is not as significant as in a quarter-over-quarter comparison.

Revenue by Geographic Regions: We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes sales in North, Central, and South America; and 3) Asia Pacific (APAC), which also includes Australia, New Zealand, and India. The breakdown of revenue in each of our major geographic areas was as follows:

	Three months ended September 30,			Nine months ended September 30,
	2018	2017*	% Change	2018	2017*	% Change
	(in thousands)			(in thousands)
Revenue
EMEA	$ 25,281	$ 22,768	11%	$ 65,148	$ 62,868	4%
Americas	11,055	14,419	-23%	40,246	37,880	6%
APAC	16,159	13,939	16%	42,087	38,037	11%
Total revenue	$ 52,495	$ 51,126	3%	$ 147,481	$ 138,785	6%

% of Total Revenue
EMEA	48%	45%		44%	45%
Americas	21%	28%		27%	27%
APAC	31%	27%		29%	27%

* Prior period amounts are presented under ASC 605 and ASC 985-605

Revenue generated in EMEA during the three months ended September 30, 2018 was $1.7 million, or 8% higher than the three months ended September 30, 2017. For the nine months ended September 30, 2018, revenue generated in EMEA was $1.5 million or 2% higher than the same period in 2017.  The increase in revenue for both periods is driven by higher subscription and maintenance revenue, which is partially driven by Dealflo.

Revenue generated in the Americas during the three months ended September 30, 2018 was $2.5 million, or 17% lower than the three months ended September 30, 2017, driven by a decrease in perpetual license software revenue. For the nine months ended September 30, 2018, revenue generated in the Americas was $3.3 million, or 9% higher than the same period in 2017. The increase for the nine months ended September 30, 2018 compared to the same period in 2017 was driven by increases in hardware revenue.

Revenue generated in the Asia Pacific region during the three months ended September 30, 2018 was $2.1 million, or 15% higher than the three months ended September 30, 2017. For the nine months ended September 30, 2018, revenue generated in the Asia Pacific Region was $3.9 million, or 10% higher than the same period in 2017. The revenue increase for both the three and nine months ended September 30, 2018 was driven by higher revenue from software licenses.

Cost of Goods Sold and Gross Margin

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Cost of goods sold
Product and license	$ 14,321	$ 12,083	19%	$ 32,897	$ 32,668	1%
Services and other	3,631	2,397	51%	9,363	7,511	25%
Total cost of goods sold	$ 17,952	$ 14,480	24%	$ 42,260	$ 40,179	5%

Gross profit	$ 34,543	$ 36,646	-6%	$ 105,221	$ 98,606	7%

Gross margin
Product and license	61%	69%		69%	69%
Services and other	77%	81%		78%	78%
Total gross margin	66%	72%		71%	71%

The cost of product and license revenue increased $2.2 million, or 19% during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, due to higher token costs.  During the nine months ended September 30, 2018, the cost of product and license revenue was flat compared to the nine months ended September 30, 2017.

The cost of services and other revenue increased by $1.2 million, or 51% during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, driven primarily by higher software costs. Increased software costs from Dealflo contributed to $0.3 million of the increase.  During the nine months ended September 30, 2018 the cost of services and other revenue increased by $1.9 million or 25% compared to the nine months ended September 30, 2017. The increase in cost of services and other revenue is reflective of higher subscription revenue.

Gross profit decreased $2.1 million, or 6% during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  During the nine months ended September 30, 2018 gross profit increased by $6.6 million, or 7% compared to the nine months ended September 30, 2017. Gross profit margin was 66% and 71% for the three and nine months ended September 30, 2018, respectively, compared to 72% and 71% for the three and nine months ended September 30, 2017, respectively. The decrease in profit margin for the three months ended September 30, 2018 was driven by lower hardware margins. Gross profit margins for the nine months ended September 2018, were comparable to those in the same period during the prior year, as lower hardware margins were offset by higher subscription services margins.

The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies including the Euro. As the U.S. Dollar strengthened against the Euro for the three and nine months ended September 30, 2018 compared to the same periods of 2017, revenue from sales made in Euros decreased, as measured in US Dollars, without a corresponding change in the cost of goods sold. The impact of changes in currency rates are estimated to have decreased revenue by approximately $1.4 million and $3.7 million for the three and nine months ended September 30, 2018, respectively. Had currency rates in 2018 been equal to rates in 2017, the gross profit margin would have been approximately 0.4 percentage points lower for both the three and nine months ended September 30, 2018.

Operating Expenses

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Operating costs
Sales and marketing	$16,039	$13,956	15%	$46,938	$42,997	9%
Research and development	8,992	5,493	64%	22,805	17,669	29%
General and administrative	10,184	9,882	3%	32,168	26,323	22%
Amortization / impairment of intangible assets	2,442	2,203	11%	7,387	6,603	12%
Total operating costs	$37,657	$31,534	19%	$109,298	$93,592	17%
% of revenue	72%	62%		74%	67%

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended September 30, 2018 were $16.0 million, an increase of $2.1 million, or 15%, from the three months ended September 30, 2017, driven by an overall increase in headcount. Sales and marketing expenses for the nine months ended September 30, 2018, were $46.9 million, an increase of $3.9 million, or 9%, from the same period of 2017. The increase in expense for the nine months ended September 30, 2018 compared to the same period in 2017 was driven by an increase in overall headcount and expenses incurred as a result of the Company rebranding.

Average full-time sales, marketing, support, and operating employee headcount for the three and nine months ended September 30, 2018 was 352 and 332, respectively, compared to 312 and 307 for the three and nine months ended September 30, 2017, respectively. Headcount was 13% and 8% higher for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2018, were $9.0 million, an increase of $3.5 million, or 64%, from the three months ended September 30, 2017. Research and development costs for the nine months ended September 30, 2018 were $22.8 million, an increase of $5.1 million, or 29%, from the same period of 2017.  The increase in expense for both the three and nine month periods ended September 30, 2018 were driven by higher cloud services costs for our test environment and increased headcount. Additional investment in research and development from Dealflo accounted for $2.3 million and $2.9 million of costs during the three and nine months ended September 30, 2018, respectively.

Average full-time research and development employee headcount for the three and nine months ended September 30, 2018 was 277 and 236, respectively, compared to 205 and 218 for the three and nine months ended September 30, 2017, respectively. Average headcount was approximately 35% and 8% higher for the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2018, were $10.2 million, an increase of $0.3 million, or 3%, from the three months ended September 30, 2017 which was driven by additional personnel costs due to higher headcount, partially offset by an eBusiness tax credit. General and administrative expenses for the nine months ended September 30, 2018, were $32.2 million, an increase of $5.8 million, or 22%, compared to the same period of 2017. The increase in general and administrative expenses for the nine months ended September 30, 2018, compared to the same periods in 2017 was driven by higher professional service fees incurred as a result of the Dealflo acquisition and increased headcount. Offsetting increased costs for both the three and nine months ended September 30, 2018 was a benefit of $0.9 million attributed to the reversal of an accrual resulting from a favorable outcome in our OFAC matter (see Note 11 – Legal Proceedings and Contingencies).

Average full-time general and administrative employee headcount for the three and nine months ended September 30, 2018 was 108 and 103, compared to 93 and 90 for the three and nine months ended September 30, 2017, respectively. Average headcount was approximately 16% and 14% higher for the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017.

Amortization / Impairment of Intangible Assets

Amortization / impairment of intangible assets for the three and nine months ended September 30, 2018 was $2.4 million and $7.4 million, respectively, an increase of $0.2 million or 11% and $0.8 million or 12% from the comparable periods in 2017. The increase in amortization expense for both the three and nine month periods ended September 30, 2018 was driven by additional intangible assets acquired during the second quarter as a result of the Dealflo acquisition, as well as expense recognized for assets that were considered impaired as a result of the rebranding.

Interest Income, net

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Interest income, net	$ 258	$ 386	-33%	$ 991	$ 1,016	-2%

Interest income, net was $0.3 million and $1.0 million for the three and nine months ended September 30, 2018, as compared to $0.4 million and $1.0 million for the same periods in 2017. The decrease in interest income, net for both the three and nine months ended September 30, 2018 compared to the same periods in 2017 reflects both a decrease in our short term investment balance and a decrease to the average interest rate earned on our cash equivalents.

Other Income (Expense), net

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$ 246	$ (185)	233%	$ 2,025	$ 402	404%

Other income (expense), net primarily includes subsidies received from foreign governments in support of our research and development in those countries, exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, and other miscellaneous non-operational, non-recurring expenses.

Other income (expense), net for the three and nine months ended September 30, 2018 was $0.2 million and $2.0 million, respectively, compared to $(0.2) million and $0.4 million for the comparable periods of 2017. The increase in other income (expense), for the three months ended September 30, 2018 was driven by gains resulting from foreign currency transactions. The increase in other income (expense), net for the nine months ended September 30, 2018 was primarily driven by the recognition of a $1.2 million government subsidy from a foreign government in support of our advancement of authentication technology and gains resulting from foreign currency transactions.

Provision (Benefit) for Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Provision (benefit) for income taxes	$ (1,702)	$ 2,558	-167%	$ (943)	$ 2,994	-131%

           The Company recorded an income tax benefit for the three months ended September 30, 2018 of $(1.7) million, compared to expense of $2.6 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, the income tax benefit was $(0.9) million compared with a $3.0 million expense in the same period in 2017. The benefit recorded for both the three and nine months ended September 30, 2018 was attributable to a tax adjustment true-up for the impacts of SAB 118 and lower pre-tax income (See Note 8 – Income Taxes).

Liquidity and Capital Resources

At September 30, 2018, we had net cash balances (total cash and cash equivalents) of $91.9 million and short-term investments of $0. At December 31, 2017, we had net cash balances of $78.7 million and short-term investments of $79.7 million. We had no outstanding debt or restricted cash at September 30, 2018, or December 31, 2017.

Short-term investments at December 31, 2017, consisting of high quality commercial paper with maturities of less than nine months, were held by our U.S. and Swiss entities and issued by domestic and foreign corporations.

Our working capital at September 30, 2018 was $112.0 million, a decrease of $49.8 million or 31% from $161.8 million at December 31, 2017. The decrease in the combined balance of cash and short-term investments is primarily driven by the cash purchase of Dealflo on May 30, 2018.

As of September 30, 2018, we held $48.2 million of cash and cash equivalents in banks outside of the United States. Of that amount, $47.7 million is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.

We believe that our financial resources are adequate to meet our operating needs over the next twelve months.

Our cash flows are as follows:

	Nine months ended September 30,
	2018	2017	$ Change
	(in thousands)
Cash provided by (used in):
Operating activities	$ (9,205)	$ 15,049	$ (24,254)
Investing activities	23,525	(15,516)	39,041
Financing activities	(399)	(257)	(142)
Effect of foreign exchange rate changes on cash and cash equivalents	(647)	640	(1,287)

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

For the nine months ended September 30, 2018, net cash provided by operating activities decreased by $24.3 million primarily due to lower working capital and a decrease in net income of $3.6 million.

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

For the nine months ended September 30, 2018 cash provided by investing activities increased by $39.0 million primarily due to lower year-over-year gross purchases of investments of $169.0 million and the maturity of $80.0 million of short term investments, partially offset by the $53.1 million in cash consideration paid for the purchase of Dealflo.

Critical Accounting Policy

Our accounting policies are fully described in Note 1 - Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 2 – Summary of Significant Accounting Policies to our Interim Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018. We believe our most critical accounting policies include revenue recognition, purchase accounting and related fair value measurements and accounting for income taxes.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the nine months ended September 30, 2018.  For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of its shares of common stock during the third quarter of 2018:

			Total Number
			of Shares	Maximum
			Purchased as	Number of Shares
	Total		Part of Publicly	that May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares Purchased	Price Paid	Plans or	the Plans or
Period	(1)	per Share	Programs (2)	Programs (2)
July 1, 2018 through July 31, 2018	8,233	$20.40	—	—
August 1, 2018 through August 31, 2018	—	—	—	—
September 1, 2018 through September 30, 2018	910	$17.75	—	—

(1.)	All transactions represent surrender of vested shares in satisfaction of tax withholdings by grantees under the 2009 Equity Incentive Plan.
(2.)	The Company has no publicly announced plans or programs to repurchase its shares.

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

Based upon the OFAC guidelines for monetary penalties, in the fourth quarter of 2015, we recorded a $0.9 million accrual in Other Accrued Expenses for potential penalties if they were to be assessed by OFAC. During the third quarter of 2018, we received a closing letter from OFAC in which they concluded that the investigation into our voluntary filing was closed and that no penalties or other amounts would be assessed. We therefore consider the OFAC and BIS governmental aspects of this case to be concluded, and during the third quarter of 2018 reversed the $0.9 million accrual recorded in Other Accrued Expenses.

Item 6 - Exhibits

Exhibit 31.1 - Rule 13a‑14(a)/15d‑14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 2, 2018.

Exhibit 31.2 - Rule 13a‑14(a)/15d‑14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 2, 2018.

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 2, 2018.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 2, 2018.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 2, 2018.

OneSpan Inc.

/s/ Scott Clements
Scott Clements
Chief Executive Officer (Principal Executive Officer)

/s/ Mark S. Hoyt
Mark S. Hoyt
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)