Form 10-K
period 2018-12-31
OneSpan Inc.
filed 2019-03-15
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

As of June 30, 2018, the aggregate market value of voting and non-voting common equity (based upon the last sale price of the common stock as reported on the NASDAQ Capital Market on June 30, 2018) held by non-affiliates of the registrant was $616,450,152 at $19.65 per share.

As of March 1, 2019, there were 40,211,294 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

   This Annual Report on Form 10-K contains forward-looking statements within the meaning of applicable U.S. Securities laws, including statements regarding the potential benefits, performance, and functionality of our products and solutions, including future offerings; our expectations, beliefs, plans, operations and strategies relating to our business and the future of our business; our acquisitions to date and our strategy related to future acquisitions; and our expectations regarding our financial performance in the future. Forward-looking statements may be identified by words such as "seek", "believe", "plan", "estimate", "anticipate", expect", "intend", and statements that an event or result "may", "will", "should", "could", or "might" occur or be achieved and any other similar expressions. These forward-looking statements involve risks and uncertainties, as well as assumptions which, if they do not fully materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could materially affect our business and financial results include, but are not limited to: market acceptance of our products and solutions and competitors’ offerings; the potential effects of technological changes; our ability to effectively identify, purchase and integrate acquisitions; the execution of our transformative strategy on a global scale; the increasing frequency and sophistication of hacking attacks; claims that we have infringed the intellectual property rights of others; changes in customer requirements; price competitive bidding; changing laws, government regulations or policies; pressures on price levels; impairment of goodwill or amortizable intangible assets causing a significant charge to earnings; exposure to increased economic and operational uncertainties from operating a global business as well as those factors set forth in this Form 10-K (and other forms) filed with the Securities and Exchange Commission. Our SEC filings and other important information can be found on the Investor Relations section of our website at investors.onespan.com. We do not have any intent, and disclaim any obligation, to update the forward-looking information to reflect events that occur, circumstances that exist, or changes in our expectations after the date of this Form 10-K.

Unless otherwise noted, references in this Annual Report on Form 10‑K to “OneSpan”, “Company”, “we”, “our”, and “us” refer to OneSpan Inc. and its subsidiaries.

PART I

Item 1 – Business

Effective May 30, 2018, VASCO Data Security International, Inc., changed its name to OneSpan Inc. The Company believes that the name change reflects a shift in its strategy and solution offering.

OneSpan Inc. was incorporated in the State of Delaware in 1997 and was formerly known as VASCO Data Security International, Inc., a Delaware corporation. Our principal executive offices are located at 121 West Wacker Drive, Suite 2050, Chicago, Illinois 60601; the telephone number at that address is 312 766 4001. Our international headquarters in Europe is located at World-Wide Business Center, Balz-Zimmermannstrasse 7, CH-8152, Glattbrugg, Switzerland; the phone number at this location is +41 43 555 3500. Our principal operations offices in Europe are located at Romeinsesteenweg 564C, Strombeek-Bever 1853, Belgium and the telephone number at that address is +34 2 609 9700. Unless otherwise noted, references in this Annual Report on Form 10-K to “Onespan”, “Company”, “we”, “our”, and “us” refer to OneSpan Inc. and its subsidiaries. Our website address is www.onespan.com.

 Additional information about the Company, including the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with the Securities and Exchange Commission (the “SEC”) are available on our website at investors.onespan.com.

Overview

We design, develop and market digital solutions for identity, security, and business productivity that protect and facilitate electronic transactions via mobile and connected devices. We are a global leader in providing anti-fraud and digital transaction management solutions to financial institutions and other businesses. Our solutions secure access to online accounts, data, assets, and applications for global enterprises; provide tools for application developers to easily integrate security functions into their web-based and mobile applications; and facilitate end-to-end financial agreement automation including digital identity verification, customer due diligence, electronic signature, secure storage, and document management. Our core technologies, multi-factor authentication, and transaction signing, strengthen the process of preventing hacking attacks against online and mobile transactions to allow companies to transact business safely with remote customers.

We offer cloud based and on premises solutions using both open standards and proprietary technologies. Some of our proprietary technologies are patented. Our products and services are used for authentication, fraud mitigation, e-signing transactions and documents, and identity management in Business-to-Business (“B2B”), Business-to-Employee (“B2E”) and Business-to-Consumer (“B2C”) environments. Our target market is business processes using an electronic interface, particularly the internet, where there is risk of unauthorized access. Our products can increase security associated with accessing business processes, reduce losses from unauthorized access, and reduce the cost of the process by automating activities previously performed manually.

Online and mobile application owners and publishers benefit from our expertise in multi-factor authentication, document signing, transaction signing, application security, and in mitigating hacking attacks. Our convenient and proven security solutions enable low friction and trusted interactions between businesses, employees, and consumers across a variety of online and mobile platforms.

Our newest product offerings enhance our library of mobile application security solutions, expand our risk-based anti-fraud capabilities, and deliver broad-based e-signature capabilities that enable secure and simple digitized business transactions.

Our growth strategy includes:

•	Expanding our portfolio of services that enable institutions to mitigate fraud, comply with regulations, easily on-board customers, and adaptively authenticate transactions;

•	Enabling secure digitization of business processes at banks and enterprises with eSignature and identity verification solutions;
•	Leveraging our unique portfolio of hardware, software, and recurring services across a global footprint;
•	Driving increased demand for our products in new applications, new markets, and new territories; and
•	Strategically acquiring companies that expand our technology portfolio or customer base and increase our recurring revenue.

Industry Background

The number of people using the internet via computers, tablets, and smartphones continues to grow. Consumers are embracing online and mobile transactions and banking in increasing numbers. Organizations of all types have an increasing number of employees and business partners accessing protected resources from remote locations. New business paradigms such as these introduce new security risks for participants, especially banks, merchants, and other online and mobile service providers. Large and powerful criminal hacking organizations are launching more sophisticated hacking attacks with greater frequency. The criminal activities of private and state-sponsored hacking organizations have driven an increased need for security solutions and expansion of regulations requiring improved security measures to protect against hacking attacks and breaches. Several governments worldwide have recognized the risk associated with using username and password access for internet and mobile applications and have issued specific recommendations advocating multi-factor authentication for enhanced online and mobile banking security. We anticipate this trend will continue.

We believe there are no reliable measurements of the total industry size or the industry growth rate for our security and eSignature products and services. However, we believe the market for authentication, anti-fraud and eSignature solutions will continue to grow driven by new government regulations, growing awareness of the impact of cyber-crime, and growth in electronic commerce. The issues driving growth are global. However, the rate of adoption in each country is a function of culture, competitive position, economic conditions, and use of technology.

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

In 1997, VASCO Data Security International, Inc. was incorporated and in 1998, we completed a registered exchange offer with the holders of the outstanding securities of VASCO Corp., becoming a publicly traded company.

In 2006, we opened our international headquarters in Zurich, Switzerland.

In 2013, we acquired Cronto Limited (“CRONTO”), a provider of secure visual transaction authentication solutions for online banking.

In 2014, we acquired Risk IDS, a provider of risk analysis solutions to the banking community.

In 2015, we acquired Silanis Technology Inc., a leading provider of electronic signature (eSignature) and digital transaction solutions used to sign, send, and manage documents. The solution is sold under the OneSpan Sign (formerly eSignLive) name and is trusted by many of the largest banks, insurers, and government agencies.

In May 2018, we acquired Dealflo Limited, a leading provider of identity verification and end-to-end financial automation solutions.

Also in May 2018, VASCO Data Security international, Inc. changed its name to OneSpan Inc. The Company believes that the name change reflects a shift in its strategy and solution offering.

Including our predecessor companies, we have engaged in sixteen acquisitions and two dispositions.

Our Products and Services

DIGIPASS Hardware Authenticators

We offer a wide variety of hardware authenticators, each of which has its own distinct characteristics to meet the needs of our customers. All models of the DIGIPASS family of authenticators are designed to work together so customers can switch devices without changes to their existing infrastructure. Our models range from simple one-button devices and smart card readers to devices that include more advanced technologies, such as public key infrastructure (“PKI”) and visual cryptography.

DIGIPASS hardware technology is designed to support authentication and digital signatures for applications running on desktop PCs, laptops, tablets, and smart phones.

Mobile Security Suite and Mobile Authenticator Studio

Mobile Security Suite is a comprehensive software development kit that allows application developers to natively integrate security features including geolocation, device identification, jailbreak and root detection, fingerprint and face recognition, one-time password delivery via push notification, and electronic signing, among others. Through a comprehensive library of APIs, application developers can extend and strengthen application security, deliver enhanced convenience to their application users, and streamline application deployment and lifecycle management processes. Mobile Security Suite also includes a Runtime Application Self-Protection module, which can detect and mitigate malicious app activity and potential loss to hacking activities.

Mobile Authenticator Studio is a user-friendly and secure mobile authenticator that operates as a discrete mobile application. It includes many of the features of the Mobile Security Suite and can easily be tailored to meet the needs of any authentication process. It can be customized and deployed rapidly without extensive technical support ensuring strong security with compelling value.

Authentication Server

Authentication Server incorporates a range of strong authentication utilities and solutions designed to allow organizations to securely authenticate users and transactions. Our solution, once integrated, becomes largely transparent to users, minimizing rollout and support issues. Authentication Server encompasses multiple authentication technologies (e.g., passwords, dynamic password technologies, certificates, and biometrics) and allows use of any combination of those technologies simultaneously.

Authentication Server enables customers to administer a high level of access control. The solution requires only a few days to implement in most systems and supports our line of hardware and software authenticators. Once linked to an application, Authentication Server automatically handles login requests from any authorized user.

OneSpan Sign (eSignature)

OneSpan Sign supports a broad range of eSignature requirements from simple to complex, and from the occasional agreement to processing of tens of thousands of transactions. OneSpan Sign provides multiple deployment options including public cloud, private cloud, or on-premises, without compromising security or functionality. The solution is also available in a Federal Risk and Authorization Management Program (FedRAMP) SaaS-level compliant cloud, allowing U.S. government agencies to implement eSignatures in the cloud and meet GSA security requirements.

Customers can configure OneSpan Sign to reinforce their brand for a seamless signing experience. Each step of the eSignature workflow can be customized, from authentication to distribution and storage. OneSpan Sign also provides comprehensive and secure electronic evidence for the strongest legal protection by capturing both document and process-level evidence. This reduces the time and cost of gathering evidence and demonstrating legal and regulatory compliance. Electronic signature capabilities can be a critical component of the account opening and onboarding processes, providing a secure and user-friendly way to execute legally binding agreements.

Trusted Identity Platform

The Trusted Identity (TID) platform is an open architected, cloud-based platform that brings together OneSpan’s broad portfolio of security technologies, including intelligent adaptive authentication, risk analytics, mobile security, multi-factor authentication, biometrics, and orchestration to power solutions that secure users, devices, and transactions across the digital journey. The innovative approach of this platform delivers on simplicity with orchestration technology that easily integrates applications and services requirements via a single interface while constantly protecting sensitive data through an encrypted client/server secure channel.

Intelligent Adaptive Authentication

Intelligent Adaptive Authentication is a cloud-based solution that enables banks and other financial institutions to secure users, devices and transactions while providing an enhanced customer experience. It is powered by the TID platform and leverages advanced risk analytics, mobile security, multi-factor authentication, biometrics, and other technologies that enable the real-time analysis and scoring of vast and disparate data across channels. This risk score drives a precise level of authentication security for each unique transaction which ensures a positive customer experience, while safe-guarding transactions and sensitive customer data. This helps institutions reduce fraud and drive growth through higher customer loyalty and increased use of bank services.

Risk Analytics

Risk Analytics is a comprehensive anti-fraud solution designed to help banks and other financial institutions improve the speed and accuracy of detecting known and emerging fraud across online and mobile channels. A component of the TID platform, which includes machine learning technology, the solution analyzes vast amounts of user, device, and transaction data in real time to provide a comprehensive risk assessment. It enables institutions to take a proactive approach to fraud prevention while removing major points of friction for end users. Cross-channel, prebuilt rules complement this score and allow fraud experts to make decisions on alerts or link to automated business processes such as step-up authentication. The solution can be implemented in combination with Mobile Security Suite to provide integrated trust with minimal impact on the end user experience. It can be deployed in the cloud or on-premises.

Verification Hub

Verification Hub (V-Hub) is a cloud-based digital identity verification solution that provides access to multiple third-party verification services – all through a single API. Instead of integrating multiple solutions, organizations can reap the benefits of a single integration, SLA, and vendor through OneSpan. Capabilities include ID document verification to capture the ID (e.g., driver’s license, passport) and verify its authenticity in real-time, as well as facial comparison (“selfie”) features to establish that the individual presenting the ID is the same person whose portrait appears on the ID.

V-Hub enables banks and other financial institutions to verify the identity of unknown individuals to support digital account opening, lending, and financing processes. The solution gives organizations the ability to select the best verification processes for their use case and channel to maximize pass rates, minimize fraud, and comply with Know Your Customer requirements. The multi-layered approach to identity verification enables failover in the event of a verification failure or provider unavailability, which in turn reduces customer abandonment.

Intellectual Property and Proprietary Rights and Licenses

We rely on a combination of patent, copyright, trademark, design and trade secret laws, as well as employee and third-party non-disclosure agreements to protect our proprietary rights. In particular, we hold several patents in the U.S. and in other countries, which cover multiple aspects of our technology. These patents expire between now and more than 10 years from now. In addition to the issued patents, we also have several patent applications pending in the U.S., Europe and other countries. The majority of our issued and pending patents cover our DIGIPASS product line. We believe these patents to be valuable property rights and we rely on the strength of our patents and on trade secret law to protect our proprietary technology. We furthermore have registrations for most of our trademarks in most of the markets where we sell the corresponding products and services and registrations of the designs of many of our hardware products primarily in the EU and China. To the extent that we believe our intellectual property rights are being infringed upon, we intend to assert vigorously our intellectual property rights, including but not limited to, pursuing all available legal remedies.

Research and Development

Our research and development efforts historically have been, and will continue to be, concentrated on solution enhancement, new technology development, and related new software introductions. We employ a team of full-time engineers and, from time to time, also engage independent engineering firms to conduct non-strategic product development efforts on our behalf. For fiscal years ended December 31, 2018, 2017, and 2016, we incurred expenses of $32.2  million, $23.1 million, and $23.2 million, respectively, for research and development.

Production

Our security hardware DIGIPASS products are manufactured by third party manufacturers pursuant to purchase orders that we issue. Our hardware DIGIPASS products are made primarily from commercially available electronic components purchased globally. Our software solutions are produced in-house or develop by third parties and sold under license.

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

Competition

The market for digital solutions for identity, security, and business productivity solutions is very competitive and, like most technology-driven markets, is subject to rapid change and constantly evolving solutions and services. Our anti-fraud products are designed to allow authorized users access to a computing environment or application, in some cases using patented technology, as a replacement for or supplement to a static password. Although certain of our security technologies are patented, there are other organizations that offer anti-fraud solutions that compete with us for market share. Our main competitors in our anti-fraud markets are Gemalto and RSA Security, a subsidiary of Dell Technologies. There are many other companies, such as Transmit Security, Symantec, and Early Warning that offer competing services. In addition to these companies, we face competition from many small authentication solution providers, many of whom offer new technologies and niche solutions such as biometric or behavioral analysis. We believe that competition in this market is likely to intensify as a result of increasing demand for security products. Our primary competitors for electronic signature solutions include DocuSign and Adobe Systems. Both companies are significantly larger than us. In addition to these companies, there are dozens of smaller and regional providers of electronic signing solutions.

We believe that the principal competitive factors affecting the market for digital solutions for identity, security, and business productivity, as well as electronic signatures include the strength and effectiveness of the solution, technical features, ease of use, quality and reliability, customer service and support, brand recognition, customer base, distribution channels, and the total cost of ownership of the solution. Although we believe that our products currently compete favorably with respect to such factors, there can be no assurance that we can maintain our competitive position against current and potential competitors.

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

Sales and Marketing

Our solutions are sold worldwide through our direct sales force, as well as through distributors, resellers, systems integrators, and original equipment manufacturers. Our sales staff coordinates sales activity through both our sales channels and those of our partners making direct sales calls either alone or with the sales personnel of our partners. Our sales staff also provides product education seminars to sales and technical personnel of resellers and distributors with whom we have working relationships and to potential end-users of our products.

Our sales force is able to offer customers a choice of an on-site implementation using our on-premises model or a cloud implementation for some solutions using our services platform.

Part of our expanded selling effort includes approaching our partners to find additional applications for our security products. In addition, our marketing plan calls for the identification of new business opportunities that may require enhanced security or areas where we do not currently market our products. Our efforts also include various activities to increase market awareness of solutions as well as preparation and dissemination of white papers explaining how our security products can add value or otherwise be beneficial.

Customers and Markets

We generally focus our sales and marketing efforts in three primary areas. The first is financial institutions where the majority of our revenue is derived. This segment includes banks, credit unions, and online banks. This is our primary market. We believe there are substantial opportunities for future growth in the financial vertical as our solution portfolio expands and we deliver additional capabilities targeted specifically at identifying and mitigating online and mobile banking fraud. We also sell to the enterprise market segment which consists primarily of businesses seeking secure internal and remote network access. We sell to these businesses mostly through distribution and resellers. Our strategy is to leverage products developed for the banking market in the enterprise market as the hacking attacks in both markets have many similarities. We also target the government market segment in select regions around the globe. Our customer base includes a number of government organizations.

Our top 10 customers contributed 24%, 27%, and 36%, in 2018, 2017, and 2016, respectively, of total worldwide revenue.

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

We also experience seasonality or variation across the year in our markets. These trends can include the summer months, particularly in Europe, or the second half of the fiscal year is generally higher than the first half in terms of sales.

Financial Information Relating to Foreign and Domestic Operations

For financial information regarding OneSpan, see our Consolidated Financial Statements and the related Notes, which are included in this Annual Report on Form 10-K. We have a single operating segment for all our products and operations. See Note 11 in the Notes to Consolidated Financial Statements for a breakdown of revenue and long-lived assets between U.S. and foreign operations.

Employees

As of December 31, 2018, we had 732 total employees, including 349 located in EMEA (Europe, the Middle East and Africa), 353 located in the Americas, and 30 located in Asia Pacific. Of the total employees, 323 were involved in sales, marketing, operations, and customer support, 298 in research and development and 111 in general and administration.

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

We derive a substantial portion of our revenue from a limited number of customers, many of which are financial institutions. The loss of substantial sales to any one of them could adversely affect our operations and results. In fiscal 2018, 2017, and 2016, our top 10 largest customers contributed 24%, 27%, and 36%, respectively, of total worldwide revenue.

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

While it appears that circumstances that led to the sovereign debt crisis have abated, many significant economic issues have not been addressed fully. As a result, we expect that parts of Europe will continue to face difficult economic conditions in 2019. If global economic and financial market conditions remain uncertain and/or weak for an extended period of time, any of the following factors, among others, could have a material adverse effect on our financial condition and results of operations:

•

slower consumer or business spending may result in reduced demand for our products and services, reduced orders from customers for our products, order cancellations, lower revenues, increased inventories, and lower gross margins;

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
•

if our customers experience declining revenues, or experience difficulty obtaining financing in the capital and credit markets to purchase our products and services, this could result in reduced orders, order cancellations, inability of customers to timely meet their payment obligations to us, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense;

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

While we believe that many of the effects of the recession and credit crisis have abated, we are unable to predict potential future economic conditions, disruptions in the sovereign debt markets or other financial markets, the Euro Monetary Union or the European Union, or the effect of any such disruption or disruptions on our business and results of operations, but the consequences may be materially adverse. We believe that our business in the Banking market in Europe would be impacted most directly by any such disruption and that the consequences may be materially adverse, as approximately 49% of our consolidated revenues originated in the EMEA region in 2018.

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

As a result of the material weakness disclosed as of December 31, 2016, related to deficiencies associated with our acquisition of Silanis Technology Inc. in November 2015 and its subsequent operations, we improved our internal control over financial reporting and the effectiveness of our disclosure controls and procedures.  We expended significant resources, including accounting-related costs and significant management oversight as we corrected past deficiencies. Management has determined that full remediation of the prior deficiencies in internal control over financial reporting that led to this material weakness has occurred, and the subsequent investment in the control environment will continue. As of December 31, 2018, we also disclosed a material weakness in our internal control over financial reporting, disclosed in Item 9A.

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

Although we have reported net income (loss) of $3.8 million, $(22.4) million, and $10.5 million for the years ended December 31, 2018, 2017, and 2016, respectively, our retained earnings were $172.4 million at December 31, 2018. Over our 25 year operating history, we have operated at a loss for many of those years. Depending on the economic environment’s changing rules and regulations, and our investment strategies, it may be difficult for us to sustain profitability on a GAAP basis. We may choose to invest for long term value which could decrease or eliminate short term profit.

We derive revenue from a limited number of products.

A majority of our revenue is derived from the sale of authentication related products and services. We anticipate a substantial portion of future revenue, will be derived from authentication products and related services. If the sale of these products and services is impeded for any reason and we have not diversified our product offerings, our business and results of operations would be negatively impacted.

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

A typical sales cycle in the financial services market is often six months or more. Larger banking transactions may take up to 18 months or more. Purchasing decisions for our products and services may be subject to delays due to many factors that are not within our control, such as:

•	Time required for a prospective customer to recognize the need for our products;
•	Significant expense of many data security products and systems;
•	Customer budgeting process; and
•	Customer testing and approval process.

As our operating expenses are based on anticipated revenue levels, a small fluctuation in the timing of sales can cause our operating results to vary significantly between periods.

We have a great dependence on a limited number of suppliers and the loss of their manufacturing capability could materially impact our operations.

In the event that the supply of components or finished products is interrupted or relations with any of our principal vendors is terminated, there could be increased costs and considerable delay in finding suitable replacement sources to manufacture our hardware products. The majority of our products are manufactured by four independent vendors domiciled in Hong Kong and Macau. Our hardware DIGIPASS authentication devices are assembled at facilities located in mainland China. The importation of these products from China exposes us to the possibility of product supply disruption and increased costs in the event of changes in the policies of the Chinese government, political unrest or unstable economic conditions in China or developments in the United States or European Union that are adverse to trade, including enactment of protectionist legislation.

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

Our success depends on establishing and maintaining strategic relationships with other companies to distribute our technology and products and, in some cases, for us to incorporate their technology into our products and our products and services.

Part of our business strategy is to enter into strategic alliances and other cooperative arrangements with other companies in our industry. We currently are involved in cooperative efforts with respect to the incorporation of our products into products of others and vice versa, research and development efforts, marketing efforts and reseller arrangements. None of these relationships are exclusive, and some of our strategic partners also have cooperative relationships with certain of our competitors. If we are unable to enter cooperative arrangements in the future or if we lose any of our current strategic or cooperative relationships, our business could be harmed. We do not control the time and resources devoted to such activities by parties with whom we have relationships. In addition, we may not have the resources available to satisfy expectations, which may adversely affect these relationships. These relationships may not continue, may not be commercially successful, or may require our expenditure of significant financial, personnel and administrative resources from time to time. Further, certain of our products and services compete with the products and services of our strategic partners.

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

In December 2017, the United States enacted tax reform legislation (“U.S. tax reform”). The legislation implements many new U.S. domestic and international tax provisions. Many aspects of the U.S. tax reform are unclear, and although additional clarifying guidance has begun to be issued (by the Internal Revenue Service, the U.S. Treasury Department or via a technical correction law change), it may not be clarified or finalized for some time. In addition, many states have not yet updated their laws to take into account the new federal legislation. Provisional estimates used in our financial statements to reflect U.S. tax reform changed in 2018.  It is possible that U.S. tax reform, or the guidance under it, could change further in the future and could have a material adverse effect on our effective tax rate, results of operations, cash flows and financial condition.

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

Our failure to successfully structure or manage any acquisitions could seriously harm our financial condition or operating results. The expected benefits of any acquisition may not be realized. In connection with our recent acquisitions and any future purchases, we could face additional financial and operational risks, including:

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

Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations, or not allow us to experience the anticipated benefits from our investments in new technology.

 We rely extensively on information systems and technology to manage our business and summarize operating results and are in the process of a multi-year implementation of a new global enterprise resource planning (“ERP”) system. This ERP system has replaced our existing operating and financial systems and is designed to accurately maintain the Company’s financial records, enhance operational functionality, and provide timely information to the Company’s management team related to the operation of the business. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We may not be able to successfully implement the ERP system without experiencing delays, increased costs and other difficulties. If we have not successfully designed,   and are unable to implement the new ERP system as planned, our financial positions, results of operations, and cash flows could be negatively impacted. Additionally, if we do not effectively implement the ERP system as planned or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed.

Risks Related to the Market

We face significant competition and if we lose or fail to gain market share our financial results will suffer.

The market for security products and services is highly competitive. Our competitors include organizations that provide security products based upon approaches similar to and different from those that we employ. Many of our competitors have significantly greater financial, marketing, technical and other competitive resources than we do. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products.

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

In the future, as in the past, our quarterly operating results may vary significantly, resulting in a volatile stock price. Factors affecting our operating results include:

•	The level of competition;
•	The size, timing, cancellation or rescheduling of significant orders;
•	New product announcements or introductions by competitors;
•	Technological changes in the market for security products including the adoption of new technologies and standards;
•	Changes in pricing by competitors;
•	Our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;
•	Component costs and availability;
•	Achievement of significant market share in particular markets followed by declines as buying cycles tend to be multiple years apart;
•	The variability of revenue realized from individual customers as their buying patterns often vary significantly from period to period;
•	Our success in expanding our sales and marketing programs;
•	Market acceptance of new products and product enhancements;
•	Changes in foreign currency exchange rates; and
•	General economic conditions in the countries in which we operate.

We also experience seasonality or variation across the year in our markets. These trends can include the summer months, particularly in Europe, or the second half of the fiscal year is generally higher than the first half in terms of sales.

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

Our Board of Directors, our officers and their immediate families and related entities beneficially own approximately 19.3%, with Mr. T. Kendall Hunt beneficially owning approximately 17.8%, of the outstanding shares of our common stock. As a director and our largest stockholder, Mr. Hunt may exercise substantial control over our future direction and operations and such concentration of control may have the effect of discouraging, delaying or preventing a change in control and may also have an adverse effect on the market price of our common stock.

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

Our business could be negatively impacted by cyber security incidents and other disruptions.

Our use of technology is increasing and is critical in three primary areas of our business:

1.	Software and information systems that we use to help us run our business more efficiently and cost effectively, which are increasingly cloud-based tools;
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

A cyber incident in any of these areas of our business could disrupt our ability to take orders or deliver products or services to our customers, cause us to suffer significant monetary and other losses and significant reputational harm, or substantially impair our ability to grow the business. We expect that there will continue to be hacking attempts intended to capture business information or exploit computing power to impede the performance of our products, to access our customers’ information, or harm our reputation as a company. The processes used by hackers to access or sabotage technology products, services and networks are evolving in sophistication and increasing in frequency.

In July 2011, we discovered a cyber-incident related to DigiNotar B.V. shortly after we purchased the company. The hacking incident at DigiNotar B.V. led to the termination of DigiNotar B.V’s registration as a certification service provider and DigiNotar B.V.’s bankruptcy. Since that time, we have experienced several security incidents, although none have been material. Even though we have established teams, processes and strategies to protect our corporate and solution assets, we may incur losses from such events as a result of unanticipated costs associated with hacking incidents.

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

We rely upon Amazon Web Services to operate portions of our platform and any disruption of or interference with our use of Amazon Web Services or other vendors’ material would adversely affect our business, results of operations and financial condition

We outsource portions of our cloud infrastructure to Amazon Web Services, or AWS. Customers of our products need to be able to access our platform at any time, without interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Capacity constraints could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks. In addition, if our security, or that of AWS, is compromised, our products or platform are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints, either through AWS or alternative providers of cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from AWS may adversely affect our ability to meet our customers' requirements.

Any of the above circumstances or events may harm our reputation, possibly move customers to stop using our products, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base, subject us to financial penalties and liabilities under our service level agreements and otherwise harm our business, results of operations and financial condition. These risks are also present with our other cloud service infrastructure vendors beside AWS. In addition, we also utilize strategic vendors to resell or incorporate third party technology and if these material vendors experienced a data breach, outage in service or other failure, we could be prevented from meeting our customers’ requirements.

Some of our products contain third-party, open-source software and failure to comply with the terms of the underlying open-source software licenses could restrict our ability to sell our products or otherwise result in claims against us.

Our products are distributed with software programs licensed to us by third-party authors under open-source licenses, which may include the GNU General Public License, the GNU Lesser Public License, the BSD License and the Apache License. Third-party, open-source programs are typically licensed to us for no fee and the underlying license agreements could require us to make available to users the source code for such programs, as well as the source code for any modifications or derivative works we create based on these third-party, open-source software programs.

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

•	it may be difficult to determine the developers of open-source software and whether such licensed software infringes another party’s intellectual property rights;

•	competitors may have equal access to these open source products, which may help them develop competitive products; and
•

open-source software potentially increases customer support costs because licensees can modify the software and potentially introduce errors, which could also increase the risk of vulnerabilities available to hackers.

We must continue to attract and retain highly skilled technical personnel for our research and development efforts.

The market for highly skilled technical talent is highly competitive. If we fail to attract, train, assimilate and retain qualified technical personnel for our research and development and product management efforts, we will experience delays or failures in introductions of new or modified products, and services, failures in adequate analysis of technology or acquisitions in the market, loss of clients and market share and a reduction in revenue.

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

We rely principally on trade secrets to protect much of our intellectual property in cases where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent misappropriation of our confidential information. We may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position. If we are unable to prevent third parties from infringing or misappropriating our copyrights, trademarks or other proprietary information, our competitive position could be adversely affected. In the course of conducting our business, we may inadvertently infringe the intellectual property rights of others, resulting in claims against us or our customers. Our contracts generally indemnify our customers for third-party claims for intellectual property infringement by the services and products we provide. In 2018, we resolved several claims of patent infringement brought against us and a claim brought against a customer related to our technology. None of these claims were material to our financial results but this may not always be the case. The expense of defending these claims may adversely affect our financial results and may not be covered by any insurance policies we maintain.

Our patents may not provide us with competitive advantages.

We hold numerous patents in the United States and in other countries, which cover multiple aspects of our technology. A substantial part of our patents cover the DIGIPASS product line. Our patents expire between now and more than 10 years from now. There can be no assurance that we will continue to develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties, or that patents of others will not hinder our competitive advantage. Although certain of our technologies are patented, there are other organizations that offer products with comparable functionality that employ different technological solutions and compete with us for market share.

We are subject to warranty and product liability risks.

A malfunction of or design defect in our products which results in a breach of a legal obligation or physical harm or damage from our products could result in tort or warranty claims against us. We seek to reduce the risk of these losses by using qualified engineers in the design, manufacturing and testing of our hardware products, proper development and testing of our software solutions, attempting to negotiate warranty disclaimers and liability limitation clauses in our sales agreements, and maintaining customary insurance coverage. However, these measures may ultimately prove ineffective in limiting our liability for damages.

In addition to any monetary liability for the failure of our products, an actual or perceived breach of network or security at one of our customers or publicly known defect or perceived defect in our products could adversely affect the market’s perception of us and our products, and could have an adverse effect on our reputation and the demand for our products. Similarly, an actual or perceived breach security within our own systems could damage our reputation and have an adverse effect on the demand for our products.

There is significant government regulation of technology exports and to the extent we cannot meet the requirements of the regulations we may be prohibited from exporting some of our products, which could negatively impact our revenue.

Our international sales and operations are subject to risks such as the imposition of government controls, new or changed export license requirements, restrictions on the export of critical technology, trade restrictions and changes in tariffs. If we are unable to obtain regulatory approvals on a timely basis our business may be impacted. Certain of our products are subject to export controls under U.S. law. The list of products and countries for which export approval is required, and the regulatory policies with respect thereto, may be revised from time to time and our inability to obtain required approvals under these regulations could materially and adversely affect our ability to make international sales. Violations of export control and international trade laws could result in penalties, fines, adverse reputational consequences, and other materially adverse consequences. Reference is made to Part 1, Item 3, Legal Proceedings of this Form 10-K with respect to the internal investigation regarding sales of products by a European subsidiary to a third party distributor which distributor may have resold such products to Iranian entities. Although this matter was closed during 2018 with no fines, penalties, or finding of wrongdoing, we cannot guarantee that such issues will not arise in the future.

We employ cryptographic technology in our authentication products that uses complex mathematical formulations.

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

In 2018, approximately 74% of our revenue and approximately 79% of our operating expenses were generated/incurred outside of the U.S. In 2017, approximately 72% of our revenue and approximately 76% of our operating expenses were generated/incurred outside of the U.S. In 2016, approximately 88% of our revenue and approximately 73% of our operating expenses were generated/incurred outside of the U.S. A severe economic decline in any of our major foreign markets could adversely affect our results of operations and financial condition.

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

In Europe, we are subject to the 1995 European Union (“EU”) Directive on Data Protection (“1995 Data Protection Directive”), which requires EU member states to impose minimum restrictions on the collection and use of personal data that, in some respects, are more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States. We may also face audits or investigations by one or more foreign government agencies relating to our compliance with these regulations that could result in the imposition of penalties or fines. The EU member state regulations establish several obligations that organizations must follow with respect to use of personal data, including a prohibition on the transfer of personal information from the EU to other countries whose laws do not protect personal data to an adequate level of privacy or security. In addition, certain member states have adopted more stringent data protection standards. The Company addressed these requirements by certification to the U.S.-EU Safe Harbor Frameworks prior to such Frameworks being invalidated in October 2015 by the European Court of Justice. The General Data Protection Regulation (“GDPR”) replaced the 1995 Data Protection Directive effective May 25, 2018, creating significant impacts on how businesses can collect and process the personal data of EU individuals. We have expended significant resources to comply, but those methods may be subject to scrutiny by data protection authorities in EU member states. The costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to us may limit our use of personal data and solutions and could have a material adverse impact on our results of operations.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals and derivatives (collectively “Conflict Minerals”) which may originate from the conflict zones of the Democratic Republic of Congo (DRC) and adjoining countries (collectively, “Covered Countries”). As a result, in August 2012 the SEC established annual disclosure and reporting requirements for companies using Conflict Minerals in their products, including products manufactured by third parties. Like many electronic devices, our hardware products contain Conflict Minerals and are subject to the disclosure and reporting requirements. Compliance with these rules also requires due diligence including country of origin inquiries to determine the sources of Conflict Minerals used in our products.

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

We are subject to the U.S. Foreign Corrupt Practices Act (FCPA), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. We have operations, deal with and make sales to governmental or quasi-governmental customers in countries known to experience corruption, particularly certain countries in the Middle East, Africa, East Asia and South and Central America, and further expansion of our international selling efforts may involve additional regions. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or channel partners that could be in violation of various laws, including the FCPA and the U.K. Bribery Act, even though these parties are not always subject to our control. Violations of the FCPA may result in severe criminal or civil sanctions, including suspension or debarment from U.S. government contracting, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. Violations of the U.K. Bribery Act may result in severe criminal or civil sanctions and we may be subject to other liabilities that could negatively affect our business operating results and financial condition.

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

Our corporate headquarters is located in Chicago, Illinois. Our international headquarters is in Zurich, Switzerland. Our European operational headquarters is located in Brussels, Belgium. We conduct sales and marketing, research and development and customer support activities from various locations. Our logistics facility is also located in Belgium. In the Netherlands, we have 2 research and development facilities, one of which also houses a sales office.

Additionally, we have research and development facilities in Montreal, Canada, Cambridge, United Kingdom, Bordeaux, France and Vienna, Austria.

We have sales personnel in our offices near Boston, Massachusetts, Sydney, Australia, Singapore, Tokyo, Japan, Sao Paulo, Brazil, Dubai, Zurich, Switzerland, Chicago, Illinois, and London, United Kingdom, and conduct sales activities through liaison offices and agents in other locations.

All of our properties are leased.

Item 3 – Legal Proceedings

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

In addition, on January 13, 2016, we filed a letter with OFAC, with the conclusions that the Company and its subsidiaries made no direct sales to Iran or any party listed by OFAC as a Specially Designated National over the five-year period under review (i.e., June 1, 2010 to June 30, 2015). The letter further noted that the investigation did not identify any involvement on the part of senior management officials of the Company, and to the contrary, noted that the Company’s executive management officials had sought to implement procedures and provided notices to the Company’s sales personnel to prevent the diversion of the Company’s products to unauthorized destinations and end users.

Based upon the OFAC guidelines for monetary penalties, in the fourth quarter of 2015, we accrued $0.9 million in Other Accrued Expenses for potential penalties if they are assessed by OFAC. During the third quarter of 2018, we received a closing letter from OFAC in which they concluded that the investigation into our voluntary filing was closed and that no penalties or other amounts would be assessed. We therefore consider the OFAC and BIS governmental aspects of this case to be concluded, and during the third quarter of 2018 reversed the $0.9 million accrual recorded in Other Accrued Expenses.

Following the June 2015 disclosure of the export controls related matter above, on July 28, 2015, a putative class action complaint was filed in the United States District Court for the Northern District of Illinois, captioned Linda J. Rossbach v. Vasco Data Security International, Inc., et al., case number 1:15‑cv‑06605, naming the Company and certain of its current and former executive officers as defendants and alleging violations under the Securities Exchange Act of 1934, as amended. The suit was purportedly filed on behalf of a putative class of investors who purchased securities of the Company between April 28, 2015 and July 28, 2015, and seeks to recover damages allegedly caused by the defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b‑5 promulgated thereunder. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. Pursuant to a September 1, 2015 scheduling order entered by the court, the lead plaintiff, once appointed, will have sixty days to file an amended complaint or notify the defendants that the lead plaintiff intends to rely on the current complaint. On January 30, 2017, the appointed lead plaintiff filed an amended complaint in which the allegations regarding OFAC related matters were dropped and replaced with allegations regarding public disclosures made by the defendants in April 2015 as compared to public statements made in July 2015, generally regarding the strength of the Company’s business and its future prospects. This case is now referred to by the name of the new lead plaintiff, Bunk. The defendants filed a motion to dismiss the Bunk complaint on March 31, 2017 and several other related motions and filings took place thereafter.

On September 30, 2018, the United States District Court for the Northern District of Illinois issued an opinion and order in which the court granted the Company’s motion to dismiss. Plaintiffs' amended complaint was dismissed without prejudice and the plaintiffs were granted leave by the court to file another amended complaint if they could find a way to remedy the deficiencies discussed in the Court's opinion by October 22, 2018. Plaintiffs did not file an amended complaint and have subsequently agreed to file a joint motion for dismissal of the case with prejudice. Such motion was approved by the Court on November 2, 2018, and the Company considers this case to be concluded.

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

On October 29, 2015, a defendant removed the Seltzer action to the United States District Court for the Northern District of Illinois. Thereafter, the plaintiff filed a motion to remand the action back to the Circuit Court of Cook County, Illinois, which was denied on February 3, 2016. On February 9, 2016, the court granted an agreed motion for voluntary dismissal of the Seltzer action, which dismissed the action with prejudice as to the named plaintiff’s individual claims. As for the Hooper action, the court voluntarily dismissed the case without prejudice on November 14, 2018.

On July 19, 2017, a derivative complaint was filed in the Circuit Court of Cook County, Illinois, captioned Fancesco D’Angelo v. Hunt, et. al., naming the Company’s Board of Directors and certain former officers as individual defendants and the Company as a nominal defendant. This complaint largely follows the allegations in the Bunk case. The D’Angelo case was consolidated with the Hooper case and dismissed at the same time. The above cases that stemmed from the 2015 OFAC matter have now been closed and the Company considers the litigation concluded.

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

   In February 2017, we learned an integrated reseller and certain end customers, were named as defendants in a patent infringement lawsuit in Japan related to our CRONTO technology. We have indemnification obligations in favor of our reseller and end customers and worked with them to defend such suit. In December 2017 the Japan Patent Office ruled the plaintiff’s patent is invalid. In February 2018, a trial court decision declared the plaintiff’s patent to be invalid. Plaintiff appealed both decisions. During the three months ended December 31, 2018, the appellate court ruled against the plaintiff in both cases. No further appeals are now available and we consider this matter to be closed.

    On March 14, 2017, a complaint was filed in the United States District Court for the District of Massachusetts, captioned StrikeForce Technologies, Inc. v. Vasco Data Security International, Inc., et al., claiming the Company infringed on certain patent rights of the plaintiff. On May 8, 2017, the Company answered the complaint denying the allegations of patent infringement. The parties then engaged in motion practice and discovery in the case. The plaintiff has also brought suit against various other companies in the cybersecurity industry. In one such suit in the federal district court for the Central District of California, on December 1, 2017, the court granted defendant’s motion to dismiss, finding that the StrikeForce asserted claims are invalid. StrikeForce appealed such decision. In light of such ruling, on December 20, 2017, the court in the Company’s case granted a stay of the proceedings pending the appeal in the related case. In February 2019, StrikeForce lost its appeal in the Federal Circuit and may now attempt to petition the U.S. Supreme Court. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend itself vigorously.

From time to time, we have been involved in the litigation incidental to the conduct of our business. Excluding matters disclosed above, we are not  a party to any lawsuit or proceeding that, in management’s opinion, is likely to have a material adverse effect on its business, financial condition or results of operations.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001 per share, trades on the NASDAQ Capital Market under the symbol OSPN. Prior to June 1, 2018, our common stock traded on the NASDAQ Capital Market under the symbol VDSI.

The following table sets forth the range of high and low daily closing prices of our common stock on the NASDAQ Capital Market for the past two years.

2018	High	Low
Fourth quarter	$19.08	$12.21
Third quarter	20.85	16.30
Second quarter	23.15	12.60
First quarter	14.95	12.05

2017	High	Low
Fourth quarter	$14.35	$11.90
Third quarter	14.60	11.05
Second quarter	14.80	12.10
First quarter	15.65	12.60

On March 1, 2019, there were 57 registered holders and approximately 14,607 street name holders of the Company’s common stock.

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

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company of its shares of common stock during the three month period ended December 31, 2018:

			Total Number
			of Shares	Maximum
			Purchased as	Number of Shares
	Total		Part of Publicly	that May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares Purchased	Price Paid	Plans or	the Plans or
Period	(1)	per Share	Programs (2)	Programs (2)
October 1, 2018 through October 31, 2018	1,629	$18.85	—	—
November 1, 2018 through November 30, 2018	30,130	$16.63	—	—
December 1, 2018 through December 31, 2018	1,262	$16.97	—	—

(1)	All transactions represent surrender of vested shares in satisfaction of tax withholdings by grantees under the 2009 Equity Incentive Plan.
(2)	The Company has no publically announced plans or programs to repurchase its shares.

Stock Performance Graph

The Stock Performance Graph below compares the cumulative total return through December 31, 2018, assuming reinvestment of dividends, by an investor who invested $100.00 on December 31, 2013, in each of (i) our common stock, (ii) the Russell 2000 index, (iii) the Standard Industrial Code Index 3577 – Computer Peripheral Equipment, NEC and (iv) a comparable industry (the peer group) index selected by the Company. The peer group for this purpose consists of: American Software, Inc., Appian Corporation, Barracuda Networks, Inc., BlackLine, Inc., Callidus Software, Inc., Carbonite, Inc., CPI Card Group, Inc., FireEye, Inc., Gigamon, Inc., Imperva, Inc., Mobilelron, Inc., ProofPoint, Inc., PROS Holdings, Inc., Q2 Holdings, Inc., QAD, Inc., Qualys, Inc., Rapid7, Inc., SecureWorks Corp., Varonis Systems, Inc. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Item 6 - Selected Financial Data (in thousands, except per share data)

	Year Ended December 31,
	2018	2017*	2016*	2015*	2014*
Statements of Operations Data:
Revenue	$212,280	$193,291	192,304	$241,443	$201,537
Operating income	24	6,192	9,599	50,453	38,088
Net income (loss)	3,846	(22,399)	10,514	42,151	32,611
Diluted net income (loss) per common share	0.10	(0.56)	0.27	1.06	0.85

Balance Sheet Data:
Cash and equivalents	$76,708	$78,661	49,345	$78,522	$72,441
Working capital	119,599	161,784	139,199	127,675	161,029
Total assets	352,826	337,622	327,270	311,827	251,553
Long term obligations	28,028	33,539	6,148	11,197	2,823
Total stockholders’ equity	252,441	237,930	253,162	245,156	205,873
Cash dividends declared per common share	—	—	—	—	—

*Prior period amounts are presented under ASC 605 and ASC 985-605.

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

Overview

We design, develop and market digital solutions for identity, security, and business productivity that protect and facilitate electronic transactions via mobile and connected devices. We are a global leader in providing anti-fraud and digital transaction management solutions to financial institutions and other businesses. Our solutions secure access to online accounts, data, assets, and applications for global enterprises; provide tools for application developers to easily integrate security functions into their web-based and mobile applications; and facilitate end-to-end financial agreement automation including digital identity verification, customer due diligence, electronic signature, secure storage, and document management. Our core technologies, multi-factor authentication, and transaction signing, strengthen the process of preventing hacking attacks against online and mobile transactions to allow companies to transact business safely with remote customers.

We offer cloud based and on premises solutions using both open standards and proprietary technologies. Some of our proprietary technologies are patented. Our products and services are used for authentication, fraud mitigation, e-signing transactions and documents, and identity management in Business-to-Business (“B2B”), Business-to-Employee (“B2E”) and Business-to-Consumer (“B2C”) environments. Our target market is business processes using an electronic interface, particularly the internet, where there is risk of unauthorized access. Our products can increase security associated with accessing business processes, reduce losses from unauthorized access, and reduce the cost of the process by automating activities previously performed manually.

Online and mobile application owners and publishers benefit from our expertise in multi-factor authentication, document signing, transaction signing, application security, and in mitigating hacking attacks. Our convenient and proven security solutions enable low friction and trusted interactions between businesses, employees, and consumers across a variety of online and mobile platforms.

Our newest product offerings enhance our library of mobile application security solutions, expand our risk-based anti-fraud capabilities, and deliver broad-based e-signature capabilities that enable secure and simple digitized business transactions.

Our growth strategy includes:

•	Expanding our portfolio of services that enable institutions to mitigate fraud, comply with regulations, easily on-board customers, and adaptively authenticate transactions;
•	Enabling secure digitization of business processes at banks and enterprises with eSignature and identity verification solutions;
•	Leveraging our unique portfolio of hardware, software, and recurring services across a global footprint;
•	Driving increased demand for our products in new applications, new markets, and new territories; and

•	Strategically acquiring companies that expand our technology portfolio or customer base and increase our recurring revenue.

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

In the case of our cloud-based solutions, which involve the processing of customer information, we believe a cyber-incident could have a material impact on our business. While our revenue from cloud-based solutions comprises a minority of our revenue today, we believe that these solutions will provide substantial future growth. A cyber incident involving these solutions in the future could substantially impair our ability to grow the business and we could suffer significant monetary and other losses and significant reputational harm.

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

 While we did not experience any cyber incident in 2018, 2017, or 2016 that had a significant impact on our business, it is possible that we could experience an incident in 2019 or future years, which could result in unanticipated costs.

Currency Fluctuations

In 2018, approximately 74% of our revenue and approximately 79% of our operating expenses were generated/incurred outside of the U.S. In 2017, approximately 72% of our revenue and approximately 76% of our operating expenses were generated/incurred outside of the U.S. While the majority of our revenue is generated outside of the U.S., the majority of our revenue is billed in U.S. Dollars. In 2018, approximately 61% of our revenue was denominated in U.S. Dollars, 34% was denominated in Euros and 5% was denominated in other currencies. In 2017, approximately 66% of our revenue was denominated in U.S. Dollars, 29% was denominated in Euros, and 5% was denominated in other currencies.

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

The financial position and the results of operations of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland, Singapore and Canada, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates generated a comprehensive loss of $5.5 million in 2018, comprehensive income of $4.0 million in 2017 and comprehensive loss of $2.5 million in 2016. These amounts are included as a separate component of stockholders’ equity. The functional currency of our subsidiaries in Singapore, Switzerland, and certain operations in Canada are measured in U.S. Dollars.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations as other non-operating income/expense. We reported foreign exchange transaction losses of $0.2 million and $0.5 million in 2018 and 2017, respectively, and foreign exchange transaction gains of $0.1 million in 2016.

Components of Operating Results

Revenue

We generate revenue from the sale of our hardware products, software licenses, subscriptions, and services. We believe comparison of revenues between periods is heavily influenced by the timing of orders and shipments reflecting the transactional nature of our business.

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

In May 2018, with the acquisition of Dealflo, our headcount increased by 71. Average headcount for the full-year 2018, 2017, and 2016 was 685, 614, and 595, respectively.

Historically, operating expenses have been impacted by changes in foreign exchange rates. We estimate the change in currency rates in 2018 compared to 2017 resulted in an increase in operating expenses of approximately $0.3 million in 2018.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. For full-year 2018, 2017, and 2016, operating expenses included $6.1 million, $5.4 million, and $4.9 million, respectively, related to stock-based and long-term incentive plans. Long-term incentive plan compensation expense includes both cash and stock-based incentives.

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

•

General and administrative. General and administrative expenses consist primarily of personnel costs, legal and other professional fees, and long-term incentive compensation. We expect general and administrative expenses to increase in absolute dollars although our general and administrative expenses may fluctuate as a percentage of total revenue.

•

Amortization/impairment of intangible assets. Acquired intangible assets are amortized over their respective amortization periods. As a result of the Company rebranding, the value of certain intangible assets was written down during 2018, and impairment charges of $0.5 million were recorded for the year ended December 31, 2018.

Interest Income, Net

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

              Income Taxes

Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). All our IP in our traditional authentication business is owned by two subsidiaries, one in the U.S. and one in Switzerland. These two subsidiaries have entered into agreements with most of the other OneSpan entities under which those other entities provide services to our U.S. and Swiss subsidiaries on either a percentage of revenue or on a cost plus basis or both. Under this structure, the earnings of our service provider subsidiaries are relatively constant. These service provider companies tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings tend to flow to the U.S. company and Swiss company. In 2018, earnings flowing to the U.S. company are expected to be taxed at a rate of 21% to 25%, while earnings flowing to the Swiss company are expected to be taxed at a rate ranging from 11% to 12%. Our Canadian subsidiary currently sells and services global customers directly, as does a UK subsidiary.

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

In 2015, we acquired OneSpan Canada Inc., a foreign company with substantial IP and net operating loss and other tax carryforwards. The tax benefit of the carryforwards has been fully reserved as realization has not been deemed more likely than not.

In May 2018, we acquired Dealflo, a foreign company with substantial IP and net operating losses.  The tax benefit of the loss carryforwards will be reserved to the extent they exceed deferred tax liabilities as the realization has not been deemed more likely than not.

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

In response to the enactment of U.S. tax reform, the SEC issued guidance to address the complexity in accounting for this new legislation. When the initial accounting for items under the new legislation was incomplete, the guidance allowed us to recognize provisional amounts when reasonable estimates can be made or to continue to apply the prior tax law if a reasonable estimate of the impact cannot be made. The SEC provided up to a one-year window for companies to finalize the accounting for the impacts of this new legislation. The accounting for the tax effects of Tax Reform has been completed as of December 31, 2018.  Please see Note 7 – Income Taxes for further information.

Results of Operations

The following tables summarize our consolidated results of operations for the periods presented.

Comparison of the Years Ended December 31, 2018 and 2017

       As described in Note 4 – Revenue, The Company adopted ASC 606 on January 1, 2018. As a result the Company has changed its accounting policy for revenue recognition. The Company adopted ASC 606 using the modified retrospective method. Therefore, the comparative information has not been adjusted and continues to be reported under ASC 605 and ASC 985-605.

	Years ended December 31,		Change
	2018	2017*	$	%
	(in thousands)
Revenue
Product and license	$152,977	$147,257	$5,720	4%
Services and other	59,303	46,034	13,269	29%
Total revenue	$212,280	$193,291	$18,989	10%

Revenue by geographic region
EMEA	$103,293	$92,859	$10,434	11%
Americas	54,979	52,981	1,998	4%
APAC	54,008	47,451	6,557	14%
Total revenue	$212,280	$193,291	$18,989	10%

*Prior period amounts are presented under ASC 605 and ASC 985-605.

            Total revenue increased $19.0 million or 10%, during the year ended December 31, 2018 compared to the year ended December 31, 2017. Product and license revenue increased by $5.7 million, or 4% during the year ended December 31, 2018. The increase in product and license revenue was primarily due to an increase in software licenses revenue. Higher product and license revenue was partially offset by the $2.4 million impact from the adoption of ASC 606 for the year ended December 31, 2018. Services and other revenue increased by $13.3 million, or 29% during the year ended December 31, 2018. The increase was due to an increase in SaaS and maintenance revenue, as well as a $5.8 million impact of adopting ASC 606 for the year ended December 31, 2018.

Revenue generated in EMEA increased $10.4 million, or 11% during the year ended December 31, 2018. The increase in revenue was primarily driven by an increase in software and maintenance revenue, partially driven by Dealflo.

Revenue generated in the Americas increased $2.0 million, or 4% during the year ended December 31, 2018. The increase in revenue was driven by higher subscription and maintenance revenue.

Revenue generated in the Asia Pacific region increased $6.6 million, or 14% during the year ended December 31, 2018. The increase in revenue was primarily due to an increase in software license revenue.

Cost of Goods Sold and Gross Margin

	Years ended December 31,		Change
	2018	2017	$	%
	(in thousands)
Cost of goods sold
Product and license	$ 50,706	$ 48,333	$ 2,373	5%
Services and other	14,107	10,444	3,663	35%
Total cost of goods sold	$ 64,813	$ 58,777	$ 6,036	10%

Gross profit	$ 147,467	$ 134,514	12,953	10%

Gross margin
Product and license	67%	67%
Services and other	76%	77%
Total gross margin	69%	70%

            The cost of product and license revenue increased $2.4 million, or 5% during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in cost of product and license revenue was primarily driven by an increase in token costs.

The cost of services and other revenue increased $3.7 million, or 35%, during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in cost of services and other revenue was primarily due to increased services and other revenues and increased SaaS hosting fees. Increased software costs from Dealflo contributed $1.0 million of the increase.

         Gross profit increased $13.0 million, or 10%, during the year ended December 31, 2018 compared to the year ended December 31, 2017. Gross margin was 69% for the year ended December 31, 2018 and 70% for the year ended December 31, 2017. The decrease in profit margin was driven by lower services and other margins.

               The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies including the Euro. As the U.S. Dollar strengthened against the Euro for the year ended December 31, 2018 compared to the same period of 2017, revenue from sales made in Euros decreased, as measured in US Dollars, without a corresponding change in the cost of goods sold. The impact of changes in currency rates are estimated to have decreased revenue by approximately $4.1 million for the year ended December 31, 2018. Had currency rates in 2018 been equal to rates in 2017, the gross profit margin would have been approximately 0.4 percentage points lower for the year ended December 31, 2018.

Operating Expenses

	Years ended December 31,		Change
	2018	2017	$	%
	(in thousands)
Operating costs
Sales and marketing	$63,805	$58,994	$ 4,811	8%
Research and development	32,197	23,119	9,078	39%
General and administrative	41,589	37,400	4,189	11%
Amortization / impairment of intangible assets	9,852	8,809	1,043	12%
Total operating costs	$147,443	$128,322	$ 19,121	15%

Sales and Marketing Expenses

          Sales and marketing expenses increased $4.8 million, or 8% during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to increased headcount, higher commissions associated with increased sales, and expenses incurred as a result of the Company rebranding.

          Average full-time sales and marketing employee headcount for year ended December 31, 2018 was 330, compared to 308 for year ended December 31, 2017. Average headcount in 2018 was 7% higher than in 2017.

Research and Development Expenses

            Research and development expenses increased $9.1 million, or 39% during the year ended December 31, 2018 compared to the year ended December 31, 2017. Additional investment in research and development from Dealflo accounted for $4.7 million of costs during the year ended December 31, 2018.  The increase in expense was also driven by higher cloud services costs for our test environment and overall increased headcount.

            Average full-time research and development employee headcount for year ended December 31, 2018 was 250, compared to 215 for year ended December 31, 2017. Average headcount in 2018 was 16% higher than in 2017.

General and Administrative Expenses

General and administrative expenses increased $4.2 million, or 11% during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in general and administrative expenses for the year ended December 31, 2018 was driven by higher professional service fees incurred as a result of the Dealflo acquisition and increased headcount.  Offsetting increased costs for the year ended December 31, 2018 was a benefit of $0.9 million attributed to the reversal of an accrual resulting from a favorable outcome in our OFAC matter (see Note 12 – Commitments and Contingencies).

Average full-time general and administrative employee headcount for year ended December 31, 2018 was 105, compared to 91 for the year ended December 31, 2017. Average headcount in 2018 was 15% higher than in 2017.

Amortization / Impairment of Intangible Assets

Amortization / impairment of intangible assets for the year ended December 31, 2018 was $9.9 million, compared to $8.8 million for the year ended December 31, 2017, an increase of $1.1 million or 12%. The increase in expense was driven by additional intangible assets acquired during the second quarter as a result of the Dealflo acquisition, as well as expense recognized for assets that were considered impaired as a result of the rebranding.

Interest Income, net

	Twelve months ended December 31,		Change
	2018	2017	$	%
	(in thousands)
Interest income, net	$ 1,265	$ 1,431	$ (166)	-12%

             Interest income, net was $1.3 million for the year ended December 31, 2018, compared to $1.4 million for the year ended December 31, 2017. The decrease in interest income for 2018 compared to 2017 reflects a decrease in the average invested balance.

        Other Income, Net

	Year ended December 31,		Change
	2018	2017	$	%
	(in thousands)
Other income, net	$ 2,264	$ 758	$ 1,506	NM

           Other income, net primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, and subsidies received from foreign governments in support of our research and development in those countries.

           Other income, net for the year ended December 31, 2018 was $2.3 million, compared to $0.8 million for the year ended December 31, 2017. The increase in other income, net for the year ended December 31, 2018 was largely driven by the recognition of a $1.2 million government subsidy from a foreign government in support of our advancement of authentication technology and gains resulting from foreign currency transactions.

Provision (Benefit) for income taxes

	Twelve months ended December 31,		Change
	2018	2017	$	%
	(in thousands)
Provision (benefit) for income taxes	$ (293)	$ 30,780	$ (31,073)	NM

              Income tax benefit for 2018 was $0.3 million compared to income tax expense of $30.8 million in 2017.   For the year ended December 31, 2018 there was an 8% tax benefit, compared to tax expense of 367% in 2017.  The change was primarily due to 2017 U.S. tax reform. See Note 7 – Income taxes.

Our future effective tax rate could be adversely affected by losses generated in jurisdictions where we cannot recognize a tax benefit, earnings being lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.

Loss Carryforwards Available

             At December 31, 2018, we have gross deferred tax assets of $24.6 million resulting from foreign and state NOL carryforwards of $132.2 million and other foreign deductible carryforwards of $37.0 million. At December 31, 2018, we have a valuation allowance of $15.2 million against deferred tax assets related to certain carryforwards. See Note 7 – Income taxes for more information regarding carryforwards and valuation allowances.

Comparison of the Years Ended December 31, 2017 and 2016

Revenue

	Years ended December 31,		Change
	2017*	2016*	$	%
	(in thousands)
Revenue
Product and license	$147,257	$156,057	$(8,800)	-6%
Services and other	46,034	36,247	9,787	27%
Total revenue	$193,291	$192,304	$987	1%

Revenue by geographic region
EMEA	$92,859	$95,897	$(3,038)	-3%
Americas	52,981	33,204	19,777	60%
APAC	47,451	63,203	(15,752)	-25%
Total revenue	$193,291	$192,304	$987	1%

*Prior period amounts are presented under ASC 605 and ASC 985-605.

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

Cost of Goods Sold and Gross Margin

	Years ended December 31,		Change
	2017	2016	$	%
	(in thousands)
Cost of goods sold
Product and license	$ 48,333	$ 53,191	$ (4,858)	-9%
Services and other	10,444	8,456	1,988	24%
Total cost of goods sold	$ 58,777	$ 61,647	$ (2,870)	-5%

Gross profit	$ 134,514	$ 130,657	3,857	3%

Gross margin
Product and license	67%	66%
Services and other	77%	77%
Total gross margin	70%	68%

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

Operating Expenses

	Year ended December 31,		Change
	2017	2016	$	%
	(in thousands)
Operating costs
Sales and marketing	$58,994	$57,347	$ 1,647	3%
Research and development	23,119	23,214	(95)	0%
General and administrative	37,400	31,648	5,752	18%
Amortization / impairment of intangible assets	8,809	8,849	(40)	0%
Total operating costs	$128,322	$121,058	$ 7,264	6%

Sales and Marketing Expenses

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

Amortization / Impairment of Intangible Assets

Amortization / impairment of intangible assets expense for the year ended December 31, 2017 was $8.8 million, compared to $8.8 million for the year ended December 31, 2016. There were no significant changes in our amortization of purchased intangible assets for the year ended December 31, 2017 from the year ended December 31, 2016.

Interest Income, net

	Twelve months ended December 31,		Change
	2017	2016	$	%
	(in thousands)
Interest income, net	$ 1,431	$ 785	$ 646	82%

Consolidated net interest income for the year ended December 31, 2017 was $1.4 million, compared to $0.8 million for the year ended December 31, 2016. The increase in interest income for 2017 compared to the 2016 reflects an increase in the average interest rate earned on invested balances and an increase in the average invested balance.

Other Income, net

	Year ended December 31,		Change
	2017	2016	$	%
	(in thousands)
Other income (expense), net	$ 758	$ 993	$ (235)	-24%

Other income, net for the year ended December 31, 2017 was $0.8 million, compared to $1.0 million for the year ended December 31, 2016. Other income (expense), net included exchange losses of $0.5 million for the year ended December 31, 2017 compared to exchange gains of $0.1 million for the year ended December 31, 2016.

Income Taxes

	Twelve months ended December 31,		Change
	2017	2016	$	%
	(in thousands)
Provision (benefit) for income taxes	$ 30,780	$ 863	$ 29,917	NM

Income tax expense for 2017 was $30.8 million, compared to $0.9 million in 2016.  The effective tax rate in 2017 was 367%, compared to 8% in 2016.  The increase in the rate is primarily due to the repatriation tax, change in permanently reinvested assertion, and tax rate change on deferred tax assets described in Note 7.

Our future effective tax rate will be affected by U.S. tax reform. Effective in 2018, the U.S. statutory tax rate decreases from 35% to 21% and creates new taxes on certain foreign-sourced earnings which are referred to as the global intangible low-taxed income tax (“GILTI”).

Loss Carryforwards Available

At December 31, 2017, we have deferred tax assets of $21.7 million resulting from foreign and state NOL carryforwards of $120.5 million and other foreign deductible carryforwards of $31.2 million. At December 31, 2017, we have a valuation allowance of $12.8 million against deferred tax assets related to certain carryforwards. See Note 7 – Income Taxes for more information regarding carryforwards and valuation allowances

Liquidity and Capital Resources

As of December 31, 2018, we had net cash balances (total cash and cash equivalents) of $76.7 million and short-term investments of $22.8 million.. Short term investments consist of U.S. treasury bills and notes, corporate notes, and high quality commercial paper with maturities at acquisition of more than three months and less than twelve months. During the year ended December 31, 2018, we entered into a new lease agreement that required a letter of credit in the amount of $0.8 million to secure the obligation. The restricted cash related to this letter of credit is recorded in other non-current assets on the Consolidated Balance Sheet.  We had no restricted cash at December 31, 2017. We had no outstanding debt at December 31, 2018 or December 31, 2017.

Our working capital at December 31, 2018 was $119.6 million, a decrease of $42.2 million or 26% from $161.8 million at December 31, 2017. The decrease in the combined balance of our cash and short-term investments is primarily driven by the cash purchase of Dealflo on May 30, 2018.

As of December 31, 2018, we held $69.1 million of cash and cash equivalents in subsidiaries outside of the United States. Of that amount, $68.2 million is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.

We believe that our financial resources are adequate to meet our operating needs over the next twelve months.

Our cash flows are as follows:

	Twelve months ended December 31,
	2018	2017	2016
	(in thousands)
Cash provided by (used in):
Operating activities	$ 1,226	$ 17,627	28,415
Investing activities	194	12,798	(56,496)
Financing activities	(970)	(640)	(1,051)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,556)	(469)	(45)

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

For the year ended December 31, 2018, $1.2 million of cash was provided by operating activities. Cash of  $17.6 million and $28.4 million was provided by operating activities for the years ended December 31, 2017 and 2016, respectively.

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

For the years ended December 31, 2018 and December 31, 2017, cash of $0.2 million and $12.8 million, respectively, was provided by investing activities. Cash of $56.5 million was used in investing activities during the year  ended December 31, 2016.

Financing Activities

The changes in cash flows from financing activities primarily relate to tax payments for restricted stock issuances.

Cash of $1.0 million, $0.6 million and $1.1 million was used in financing activities during the years ended December 31, 2018, 2017 and 2016, respectively.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of December 31, 2018:

	Payments due by period
			2-3	4-5	More than
	Total	1 year	years	years	5 years
Operating lease obligations	$22,624	$3,817	$5,752	$4,185	$8,870
Purchase obligations	34,294	24,320	9,974	—	—
Taxes payable	8,673	1,053	2,109	3,027	2,484
	$65,591	$29,190	$17,835	$7,212	$11,354

             The operating lease obligations above do not include common area maintenance (“CAM”) charges or real estate taxes under our operating leases, for which the Company is also obligated. These charges are generally not fixed and can fluctuate from year to year.

Taxes payable represents deemed repatriation tax from 2017. For further information, refer to Note 7 – Income Taxes.

The Company had $0.4 million and $0.1 million of unrecognized tax benefits as of December 31, 2018 and 2017, which have been set aside in a reserve in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 Income Taxes. These amounts are not included in the above table as the timing of payment of such obligations, if any, is not determinable.

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

Revenue Recognition

Under ASC 605 – For the Years ended December 31, 2017 and 2016

Prior to January 1, 2018 we recognized revenue in accordance with ASC 985-605, Software – Revenue Recognition, ASC 985-605-25, Revenue Recognition – Multiple Element Arrangements and Staff Accounting Bulletin 104.

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

In our typical multiple-element arrangement, the primary deliverables include:

1.a client component (i.e., an item that is used by the person being authenticated in the form of either a new standalone hardware device or software that is downloaded onto a device the customer already owns);

2.host system software that is installed on the customer’s systems (i.e., software on the host system that verifies the identity of the person being authenticated) or licenses for additional users on the host system software if the host system software had been installed previously; and

3.post contract support (PCS) in the form of maintenance on the host system software or support.

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

For transactions other than multiple-element arrangements, we recognize revenue as follows:

1.Product and License Revenue: Revenue from the sale of computer security hardware or the license of software is recorded upon shipment or, if an acceptance period is allowed, at the latter of shipment or customer acceptance. No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized.

2.SaaS: We generate SaaS revenues from our cloud services offerings. SaaS revenues include fees from customers for access to the OneSpan Sign  (formerly eSignLive) suite of solutions. Our standard customer arrangements generally do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time. As such, these arrangements are considered service contracts and revenue is recognized ratably over the service period of the contract.

3.Maintenance and Support Agreements: Maintenance and support agreements generally call for us to provide software updates and technical support, respectively, to customers. Revenue on maintenance and technical support is deferred and recognized ratably over the term of the applicable maintenance and support agreement.

4.Professional Services: We provide professional services to our customers. Revenue from such services is recognized during the period in which the services are performed.

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

Under ASC 606 – For the year ended December 31, 2018

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers” (FASB Accounting Standards Codification (ASC) Topic 606, or “Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under FASB ASC Topic 605 “Revenue Recognition ” and FASB ASC Topic 985-605 “ Software-Revenue Recognition ” (“Topic 605”). We recorded a net increase to opening Accumulated Income of $11.9 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the accounting impacts of our customer contracts that include a term license to our software, as well as the impact of accounting for costs incurred to obtain our contracts.  The net impact to revenue as a result of applying Topic 606 was an increase of $3.4 million for the year ended December 31, 2018.  See Note 4 - Revenue for further details. We determine revenue recognition through the following steps:

·	Identification of the contract, or contracts, with a customer;
·	Identification of the performance obligations in the contract;
·	Determination of the transaction price;
·	Allocation of the transaction price to the performance obligations in the contract; and
·	Recognition of revenue when, or as, we satisfy a performance obligation.

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

            Nature of Goods and Services

We derive our revenues primarily from Product and License Revenue, which includes hardware products and software licenses, and Services and Other, which is inclusive of software-as-a-service (which we refer to as “subscription”, or “SaaS”), maintenance and support, and professional services.

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

License Revenue: Revenue from the sale of software licensing is recorded upon the latter of when the customer receives the ability to access the software or when they are legally allowed to use the software.  No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized. Contracts with customers for distinct licenses of intellectual property include perpetual licenses, which grant the customer unlimited access to the software, and term licenses which limit the customer’s access to the software to a specific time period. The typical term license length is three years.  Customer payments normally correspond with delivery for perpetual licenses.  For term licenses, payments are either on installment or in advance.  In limited circumstances, we integrate third party software solutions into our software products.  We have determined that, consistent with our conclusion under prior revenue recognition rules, generally we act as the principal with respect to the satisfaction of the related performance obligation and record the corresponding revenue on a gross basis from these transactions. For transactions in which we do not act as the principal, we would recognize revenue on a net basis.  The fees paid to the third parties are recognized as a component of cost of goods sold when the revenue is recognized.

Subscription Revenue: We generate subscription revenues from our cloud services offerings. Subscription revenues mostly include fees from customers for access to the OneSpan Sign and Dealflo solutions. Our standard customer arrangements do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time. As such, these arrangements are considered service contracts and revenue is recognized ratably over the service period of the contract. Customer payments are normally in advance for annual service.

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

             Significant Judgments

 We enter into contracts to deliver a combination of hardware devices, software licenses, subscriptions, maintenance and support and, in some situations, professional services.  These Company evaluates the nature of the goods or services promised in these arrangements to identify the distinct performance obligations. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. When a hardware client device and licenses to host software are sold in a contract, they are treated as a single performance obligation because the software license is deemed to be a component of the hardware that is integral to the functionality of the hardware that is used by our customers for identity authentication.  When a software client device is sold in a contract host software, the licenses are considered a single performance obligation to deliver the authentication solution to the customer. In either of these types of arrangements, maintenance and support and professional services are typically distinct separate performance obligations from the hardware or software solutions.  Our contracts to deliver subscription services typically do not include multiple performance obligations; however, in certain limited cases customers may purchase professional services that are distinct performance obligations.

             For contracts that contain multiple performance obligations, the transaction price is allocated to the separate performance obligations based on their estimated relative standalone selling price. Judgment is required to determine the stand-alone selling price (“SSP”) of each distinct performance obligation. We determine SSP for maintenance and support and professional services based on observable inputs; specifically, the range of prices charged to customers to renew annual maintenance and support contracts and the range of hourly rates we charge our customers in standalone professional services contracts.  In instances where SSP is not directly observable, and when we sell at a highly variable price range, such as for transactions involving software licenses or subscriptions, we determine the SSP for those performance obligations using the residual method.

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

Impairment of Long-Lived and Intangible Assets

Definite-lived intangible assets include proprietary technology, customer relationships, and other intangible assets. Intangible assets other than patents with definite lives are amortized over the useful life, generally three to seven years for proprietary technology and five to twelve years for customer relationships. Patents are amortized over the life of the patent, generally 20 years in the U.S. Intangible assets arising from business combinations, such as acquired technology, customer relationships, and other intangible assets, are originally recorded at fair value.  As a result of the Company rebranding, the value of certain intangible assets were written down during the second quarter of 2018, and impairment charges of $0.5 million were recorded for the year ended December 31, 2018.

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

We have not recognized any impairments to goodwill for the years ended December 31, 2018, 2017 or 2016.

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

We monitor for changes in tax laws and reflect the impacts of tax law changes in the period of enactment. In response to the U.S. tax reform legislation enacted on December 22, 2017, the U.S. Securities and Exchange Commission (“SEC”) issued guidance that allowed us to record provisional amounts for the impacts of U.S. tax reform.  Due to the timing of the enactment and the complexity involved in applying the provisions of Tax Reform, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. As we collected and prepared necessary data, and interpreted the additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we made adjustments, over the course of the year, to the provisional amounts, including refinements to deferred taxes. The accounting for the tax effects of Tax Reform has been completed as of December 31, 2018. See Note 7 - Income Taxes, for additional information on how we recorded the impacts of the U.S. tax reform

Recently Issued Accounting Pronouncements

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

  In February 2016, the FASB issued ASU No. 2016-02, Leases which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. Since that date, the FASB has issued additional ASUs clarifying certain aspects of ASU 2016-02. The guidance requires a lessee to recognize a liability to make lease payments and a right-of-use asset representing its rights to use the underlying asset for the lease term for both finance and operating leases. This guidance is effective for us on January 1, 2019. As part of adoption, we reviewed our active lease contracts as of December 31, 2018, and reviewed other contracts for potential embedded leases. We selected a solution and are establishing new processes and internal controls to address the standard.

 We will adopt this guidance in the first quarter of 2019 using the optional transition method in which we recognize a cumulative effect adjustment of adopting the standard in the period of adoption without restating the prior periods shown. We plan to elect the package of practical expedients that allows us to not reassess (1) whether contracts are or contain leases, (2) lease classification; and (3) initial direct costs for existing leases. We do not plan on applying the hindsight expedients that would allow us to reassess lease terms and impairments of exiting leases.  Upon adoption, we expect to record a right of use asset and a corresponding lease liability for our operating leases. The potential impact on our consolidated financial statements is largely based on the present value of future minimum lease payments, the amount of which will depend upon the population of leases in effect at the date of adoption. Future minimum lease payments totaled $22.6 million as of December 31, 2018, as disclosed in Note 12 – Commitments and Contingencies. We expect the adoption of this standard will have a material impact on our Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230). This ASU requires that a statement of cash flows explain the change during the period in the total of cash, and cash equivalents, including amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. This ASU was effective for us in the first quarter of fiscal 2018. Adoption is required on a retrospective transition basis. The Company recorded $0.8 million of restricted cash for the year ended December 31,

2018 as part of total cash, cash equivalents and restricted stock when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flow. The restricted cash is recorded in other assets on the balance sheet as of December 31, 2018. The Company did not have any restricted cash or restricted cash equivalents for the years ended December 31, 2017 and December 31, 2016.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (ASC 715) - Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Cost. The new guidance will improve the presentation of pension cost by providing additional guidance on the presentation of net benefit cost in the income statement and on the components eligible for capitalization in assets. The core principle of the ASU is to provide more transparency in the presentation of these costs by requiring the service cost component to be reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and outside a subtotal of income from operations. The amendments require that the Consolidated Statements of Income impacts be applied retrospectively, while Balance Sheet changes should be applied prospectively. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017. The adoption of the standard did not have a material impact, and therefore we did not retrospectively reclass prior years’ expense.

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

    In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) (“Tax Cuts and Jobs Act”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allowed disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act was incomplete by the due date of the 2017 financial statements and if possible to provide a reasonable estimate. We accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118 on a provisional basis at December 31, 2017. As of December 31, 2018, our accounting for the Tax Cuts and Jobs Act is complete.

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

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”)  which amends ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted for removed or modified disclosures, and delayed adoption of the additional disclosures until their effective date. We are currently evaluating the effect that the ASU will have on our consolidated financial statements and related disclosures.

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

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement , which helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (CCA) by providing guidance for determining when an arrangement includes a software license and when an arrangement is solely a hosted CCA service. Under ASU 2018-15, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. The new standard is effective for us on January 1, 2020. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. Entities can choose to adopt the new guidance prospectively to eligible costs incurred on or after the date this guidance is first applied or retrospectively . We are currently evaluating the effect that the ASU will have on our consolidated financial statements and related disclosures.

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

Item 7A - Quantitative and Qualitative Disclosures about Market Risk (In thousands)

Foreign Currency Exchange Risk – In 2018, approximately 74% of our business was conducted outside the United States, primarily in Europe, Latin America and Asia/Pacific. A significant portion of our business operations is transacted in foreign currencies. As a result, we have exposure to foreign exchange fluctuations. We are affected by both foreign currency translation and transaction adjustments. Translation adjustments result from the conversion of the foreign subsidiaries’ balance sheets and income statements to U.S. Dollars at year-end exchange rates and weighted average exchange rates, respectively. Translation adjustments resulting from this process are recorded directly into stockholders’ equity. Transaction adjustments result from currency exchange movements when one of our companies transacts business in a currency that differs from its local currency. These adjustments are recorded as gains or losses in our statements of operations. Our business transactions are spread across numerous countries and currencies. This geographic diversity reduces the risk to our operating results. As noted in Management’s Discussion and Analysis above, we attempt to minimize the net impact of currency on operating earnings by denominating an amount of billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency.

Interest Rate Risk – We have minimal interest rate risk. We had no debt outstanding at December 31, 2018. Our cash, cash equivalents, and short term investments are invested in short-term instruments at current market rates. If rates were to increase or decrease by one percentage point, the Company’s interest income would increase or decrease approximately $0.8 million annually.

Impairment Risk – At December 31, 2018, we had goodwill of $91.8 million and other intangible assets of $45.5 million, primarily from acquisitions including Dealflo in 2018, eSignLive in 2015, Risk IDS in 2014, CRONTO in 2013, and other prior acquisitions. We assess the recoverability of goodwill at least annually, and the recoverability of other intangible assets whenever events or circumstances change indicating the carrying value may not be recoverable. As a result of the Company rebranding, the value of certain intangible assets was written down during the second quarter of 2018, and impairment charges of $0.5 million were recorded for the year ended December 31, 2018. For the year ended December 31, 2017 and 2016, we did not incur any impairments.

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

 Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who, respectively, are our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2018. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure (i) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness in our internal control over financial reporting described below in the Management’s Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective as of December 31, 2018.

Management’s Annual Report on Internal Control over Financial Reporting

 The management of OneSpan Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

 Our management, led by our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2018, using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework). Management’s evaluation of our internal control over financial reporting determined that the Company’s internal control over financial reporting was not effective based on those criteria as of December 31, 2018, due to the material weakness described below.

 Management has identified the following control deficiencies in our internal control over financial reporting as of December 31, 2018:

•

We did not maintain a sufficient complement of trained, knowledgeable resources (i) to support the adoption of the new revenue accounting standard (ASC Topic 606) and (ii) to execute their responsibilities with respect to internal control over financial reporting over several financial statement accounts and disclosures.

•	We did not conduct an effective continuous risk assessment process that was responsive to the adoption of ASC Topic 606 and other changes in the Company’s operating environment.
•

As a consequence, the Company did not design, implement and operate effective process-level control activities over the majority of the asset, liability, equity, revenue and operating expense accounts reported in the consolidated financial statements as well as operating cash flows and financial statement disclosures around revenue.

 These control deficiencies led to immaterial misstatements in many of the aforementioned accounts and disclosures, some of which were corrected by the Company prior to the issuance of the December 31, 2018 consolidated financial statements. Furthermore, these control deficiencies create a reasonable possibility that material misstatements to our consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded they represent a material weakness and our internal control over financial reporting was not effective as of December 31, 2018.

 The Company acquired Dealflo Limited in May 2018.  Management excluded Dealflo Limited from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. Dealflo Limited represented 2% and 2% of the Company’s total assets and total revenues, respectively, as of and for the year ended December 31, 2018.

 Our independent registered public accounting firm, KPMG LLP, has issued an adverse report on the effectiveness of our internal control over financial reporting. This report is included on page 55 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

Except for the identification of the material weakness described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Remediation Plan

During the three months ended December 31, 2018, the Company initiated its remediation plan related to the material weakness that was identified in 2018 as described above in Management’s Annual Report on Internal Control over Financial Reporting. To remediate the material weakness, we:

•

Have hired, and plan to continue hiring, additional accounting personnel with the requisite technical knowledge with respect to revenue recognition and internal control over financial reporting and, in addition, will consider use of third party resources to ensure we have a sufficient complement of resources;

•	Will conduct an expanded training program for our new and existing personnel on internal control over financial reporting and accounting for revenue recognition;
•

Management will complete the implementation of a new comprehensive worldwide enterprise resource planning (ERP) system, effective January 1, 2019.  The new ERP system will improve and enhance the Company’s processes by increasing the level of automation, which is expected improve the efficiency and effectiveness of certain financial reporting and business processes;

•	Design, implement and operate effective process-level controls throughout each of the processes in which there were ineffectively designed and implemented controls during 2018; and
•	Design and implement an effective continuous risk assessment processes to monitor changes that could significantly impact our internal control over financial reporting.

              The material weakness will be considered remediated when management concludes that, through testing, the applicable remedial controls are designed and implemented effectively. We expect remediation of the material weakness will be completed in fiscal year 2019.

Limitations on the Effectiveness of Controls

 Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

OneSpan Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited OneSpan Inc. and subsidiaries’ (the Company), formerly VASCO Data Security International, Inc., internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule II – Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated March 15, 2019, expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to an insufficient complement of trained, knowledgeable resources and an ineffective continuous risk assessment process resulting in ineffective process-level control activities over the majority of the asset, liability, equity, revenue and operating expense accounts reported in the consolidated financial statements as well as operating cash flows and financial statement disclosures around revenue has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

The Company acquired Dealflo Limited in May 2018.  Management excluded Dealflo Limited from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. Dealflo Limited represented 2% and 2% of the Company’s total assets and total revenues, respectively, as of and for the year ended December 31, 2018.  Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Dealflo.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting in Item 9A: Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Disclaimer on Additional Information in Management’s Report

We do not express an opinion or any other form of assurance on management’s statements, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting in Item 9A: Controls and Procedures, referring to corrective actions taken after December 31, 2018, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois

March 15, 2019

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

All information in response to this Item is incorporated by reference to the “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Compliance” sections of OneSpan’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 11 - Executive Compensation

The information in response to this Item is incorporated by reference to the “Executive Compensation” section of OneSpan’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in response to this Item is incorporated by reference to the “Security Ownership of Certain Beneficial Owners, Directors and Management” section of OneSpan’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information in response to this Item is incorporated by reference to the “Directors and Executive Officers” and “Transactions with Related Persons” sections of OneSpan’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 14 - Principal Accounting Fees and Services

The information in response to this Item is incorporated by reference to the “Report of the Audit Committee” section of OneSpan’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this Form 10‑K.

(1)  The following consolidated financial statements and notes thereto, and the related independent auditors’ report, are included on pages F‑1 through F‑39 of this Form 10‑K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

(2)  The following consolidated financial statement schedule of the company is included on page F‑40 of this Form 10‑K:

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned consolidated financial statements.

(3)  The following exhibits are filed with this Form 10‑K or incorporated by reference as set forth at the end of the list of exhibits:

Exhibit Number	Description

2.1	Agreement between VASCO Data Security International GmbH and D.B.A. ten Burg Holding B.V. and Bosco Holding B.V. dated January 10, 2011. (Incorporated by reference - Form 8-K filed January 14, 2011.)

2.2	Agreement for the Sale and Purchase of the Entire Issued Capital of Cronto Limited dated May 20, 2013. (Incorporated by reference – Form 8-K filed May 23, 2013.)

2.3

Arrangement Agreement, dated October 6, 2015, among VASCO Data Security International, Inc., 685102 N.B. Inc., Silanis Technology Inc., Silanis International Limited, Silanis Canada Inc., and Silanis Agent Inc. (incorporated by reference – Form 8‑K filed October 13, 2015.)

2.4	Stock Purchase Agreement, dated May 30, 2018 between VASCO Digital Automation Limited and shareholders of Dealflo Limited (incorporated by reference – Form 8-K filed June 1, 2018.)

3.1	Certificate of Incorporation of Registrant, as amended. (incorporated by reference – Form 8-K filed June 1, 2018.)

3.2	Bylaws of Registrant, as amended and restated January 3, 2019. (Incorporated by reference - Form 8‑K filed on January 7, 2019.)

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

4.4*	Form of Award Agreement for Deferred Stock under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan. (Incorporated by reference - Form 10‑K filed March 16, 2010.)

4.5*	Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan. (Incorporated by reference - Form 10‑K filed March 16, 2010.)

4.6*

Form of Award Agreement for Performance Shares under VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted in 2015. (Incorporated by reference - Form 10‑K filed March 13, 2015.)

Exhibit Number	Description
4.7*

Award Agreement for Restricted Shares under VASCO Data Security International, Inc. 2009 Equity Incentive Plan made as of October 5, 2015 between VASCO Data Security International, Inc. and Mark Stephen Hoyt. (Incorporated by reference - Form 8‑K filed October 5, 2015.)

4.8*

Form of Award Agreement for Performance Shares under VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted in 2016. (Incorporated by reference - Form 10‑K filed February 29, 2016.)

4.9*

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

4.11*

Form of Award Agreement for Performance Shares under VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted January 5, 2017. (Incorporated by reference – Form 10-K filed March 10, 2017.)

4.12*	Fiscal Year 2017 Form of Award Agreement for Deferred Stock under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan. (Incorporated by reference – Form 10-K filed March 10, 2017.)

4.13*

Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted January 4, 2018. (Incorporated by reference – Form 10-K filed March 8, 2018.)

4.14*

Form of Award Agreement for Performance Shares under VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted January 4, 2018. (Incorporated by reference – Form 10-K filed March 8, 2018.)

4.15*	Fiscal Year 2018 Form of Award Agreement for Deferred Stock under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan. (Incorporated by reference – Form 10-K filed March 8, 2018.)

10.1*

Share Sale and Purchase Agreement by and among VASCO Data Security International, Inc., A.O.S. Holding B.V., Filipan Beheer B.V., Mr. Mladen Filipan and Pijnenburg Beheer N.V., dated February 4, 2005 (Incorporated by reference - Form 8‑K filed February 8, 2005.)

10.2*

VASCO Data Security International, Inc. 2009 Equity Incentive Plan, effective December 19, 2008. (Incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Schedule 14A, filed with the SEC on April 30, 2009.)

10.3*

VASCO Data Security International, Inc. Executive Incentive Compensation Plan, effective December 19, 2008. (Incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Schedule 14A, filed with the SEC on April 30, 2009.)

10.4*

Amended and Restated Employment Agreement effective as of January 1, 2011 between VASCO Data Security International, Inc. and T. Kendall Hunt. (Incorporated by reference - Form 8‑K filed December 21, 2010.)

10.5*	Letter Agreement dated February 15, 2011, by and between VASCO Data Security International, Inc. and T. Kendall Hunt. (Incorporated by reference - Form 8‑K filed February 22, 2011.)

Exhibit Number	Description

10.6*

First Amendment dated April 23, 2014, to Amended and Restated Employment Agreement effective January 1, 2011 between VASCO Data Security International, Inc. and T. Kendall Hunt. (Incorporated by reference - Form 8‑K filed April 28, 2014.)

10.7*

Second Amendment dated November 24, 2014, to Amended and Restated Employment Agreement effective January 1, 2011 between VASCO Data Security International, Inc. and T. Kendall Hunt. (Incorporated by reference - Form 8‑K filed November 25, 2014.)

10.8*

Third Amendment dated November 20, 2015, to Amended and Restated Employment Agreement effective January 1, 2011 between VASCO Data Security International, Inc. and T. Kendall Hunt. (Incorporated by reference - Form 8‑K filed November 20, 2015.)

10.9*

Fourth Amendment dated August 2, 2016, to Amended and Restated Employment Agreement effective January 1, 2011 between VASCO Data Security International, Inc. and T. Kendall Hunt. (Incorporated by reference - Form 10‑Q filed August 4, 2016.)

10.10*

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

10.11*	Employment Agreement, dated August 2, 2016, by and between VASCO Data Security International GmbH and T. Kendall Hunt. (Incorporated by reference – Form 10‑Q filed August 4, 2016)

10.12*	Employment Agreement, effective October 5, 2015, by and between VASCO Data Security International, Inc. and Mark Stephen Hoyt. (Incorporated by reference – Form 8‑K filed October 5, 2015.)

10.13*

Employment Agreement, dated December 1, 2015, by and between VASCO Data Security International, Inc. and Scott Clements, and Amendment No. 1 to Employment Agreement effective as of November 15, 2016. (Incorporated by reference – Form 8‑K filed November 15, 2016)

10.14*

Amendment No. 2 to Employment Agreement effective as of July 28, 2017, by and between VASCO Data Security International, Inc. (the “Company”), and Scott Clements further amending Employment Agreement entered into December 1, 2015 and first amended on November 15, 2016. (Incorporated by reference – Form 8‑K filed July 28, 2017)

14.3	Amended Corporate Governance Guidelines of the Board of Directors of One Span Inc. and Subsidiaries.

14.4	Amended and restated By-laws of OneSpan Inc. and Subsidiaries. (Incorporated by reference – Form 8-K filed January 7, 2019.)

21	Subsidiaries of Registrant.

23	Consent of KPMG LLP.

31.1	Rule 13a‑14(a)/15d‑14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 15, 2019.

31.2	Rule 13a‑14(a)/15d‑14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 15, 2019.

Exhibit Number	Description
32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 15, 2019.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 15, 2019.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10‑K.

OneSpan Inc. will furnish any of the above exhibits to stockholders upon written request addressed to the Secretary at the address given on the cover page of this Form 10‑K. The charge for furnishing copies of the exhibits is $0.25 per page, plus postage.

OneSpan Inc.

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

OneSpan Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of OneSpan Inc. and subsidiaries (the Company), formerly known as VASCO Data Security International, Inc., as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule II – Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2019 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Adoption of New Accounting Pronouncement

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue and certain costs effective January 1, 2018, due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

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

Chicago, Illinois
March 15, 2019

OneSpan Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	2018	2017
ASSETS
Current assets
Cash and equivalents	$76,708	$78,661
Short term investments	22,789	79,733
Accounts receivable, net of allowances of $1,152 in 2018 and $520 in 2017	59,631	48,126
Inventories, net	14,428	12,040
Prepaid expenses	4,733	3,876
Contract assets	7,962	—
Other current assets	5,705	5,501
Total current assets	191,956	227,937
Property and equipment:
Furniture and fixtures	7,613	5,655
Office equipment	11,059	13,084
Total Property and equipment:	18,672	18,739
Accumulated depreciation	(12,422)	(13,963)
Property and equipment, net	6,250	4,776
Goodwill	91,841	56,332
Intangible assets, net of accumulated amortization	45,462	37,888
Deferred income taxes	5,601	5,460
Contract assets - non-current	3,316	—
Other assets	8,400	5,229
Total assets	$352,826	$337,622
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,202	$8,144
Deferred revenue	33,633	33,295
Accrued wages and payroll taxes	13,932	11,643
Short-term income taxes payable	6,905	3,673
Other accrued expenses	9,323	7,746
Deferred compensation	1,362	1,652
Total current liabilities	72,357	66,153
Long-term deferred revenue	10,672	7,019
Other long-term liabilities	7,075	5,919
Long-term income taxes payable	7,620	12,848
Deferred income taxes	2,661	7,753
Total liabilities	100,385	99,692
Stockholders' equity
Preferred stock: 500 shares authorized, none issued and outstanding at December 31, 2018 and 2017	—	—
Common stock: $.001 par value per share, 75,000 shares authorized; 40,225 and 40,086 issued and outstanding at December 31, 2018 and 2017, respectively	40	40
Additional paid-in capital	93,310	90,307
Accumulated income	172,378	156,151
Accumulated other comprehensive loss	(13,287)	(8,568)
Total stockholders' equity	252,441	237,930
Total liabilities and stockholders' equity	$352,826	$337,622

See accompanying notes to consolidated financial statements.

OneSpan Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended December 31,
	2018	2017	2016
Revenue
Product and license	$152,977	$147,257	$156,057
Services and other	59,303	46,034	36,247
Total revenue	212,280	193,291	192,304

Cost of goods sold
Product and license	50,706	48,333	53,191
Services and other	14,107	10,444	8,456
Total cost of goods sold	64,813	58,777	61,647

Gross profit	147,467	134,514	130,657

Operating costs
Sales and marketing	63,805	58,994	57,347
Research and development	32,197	23,119	23,214
General and administrative	41,589	37,400	31,648
Amortization / impairment of intangible assets	9,852	8,809	8,849
Total operating costs	147,443	128,322	121,058

Operating income	24	6,192	9,599

Interest income, net	1,265	1,431	785
Other income, net	2,264	758	993

Income before income taxes	3,553	8,381	11,377
Provision (benefit) for income taxes	(293)	30,780	863

Net income (loss)	$3,846	$(22,399)	$10,514

Net income (loss) per share
Basic	$0.10	$(0.56)	$0.27
Diluted	$0.10	$(0.56)	$0.27
Weighted average common shares outstanding
Basic	39,932	39,802	39,719
Diluted	40,046	39,802	39,782

See accompanying notes to consolidated financial statements.

OneSpan Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the years ended December 31,
	2018	2017	2016
Net income (loss)	$3,846	$(22,399)	$10,514
Other comprehensive income (loss)
Cumulative translation adjustment, net	(5,516)	4,029	(2,488)
Pension adjustment, net of tax of $95 in 2018, $53 in 2017, and $509 in 2016	797	313	(1,736)
Comprehensive income (loss)	$(873)	$(18,057)	$6,290

See accompanying notes to consolidated financial statements.

OneSpan Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
Description	Shares	Amount	Capital	Income	Income (Loss)	Equity
Balance at January 1, 2016	40,108	40	85,766	168,036	(8,686)	245,156
Net income	—	—	—	10,514	—	10,514
Foreign currency translation adjustment , net	—	—	—	—	(2,488)	(2,488)
Restricted stock awards	(11)	—	2,766	—	—	2,766
Tax payments for stock issuances	—	—	(1,051)	—	—	(1,051)
Pension adjustment, net of tax of $509	—	—	—	—	(1,736)	(1,736)
Balance at December 31, 2016	40,097	40	87,481	178,550	(12,910)	253,161
Net loss	—	—	—	(22,399)	—	(22,399)
Foreign currency translation adjustment, net	—	—	—	—	4,029	4,029
Restricted stock awards	(11)	—	3,466	—	—	3,466
Tax payments for stock issuances	—	—	(640)	—	—	(640)
Pension adjustment, net of tax of $53	—	—	—	—	313	313
Balance at December 31, 2017	40,086	40	90,307	156,151	(8,568)	237,930
Cumulative impact of change in accounting principles, net of tax	—	—	—	12,381	—	12,381
Net income	—	—	—	3,846	—	3,846
Foreign currency translation adjustment	—	—	—	—	(5,516)	(5,516)
Restricted stock awards	139	—	3,973	—	—	3,973
Tax payments for stock issuances	—	—	(970)	—	—	(970)
Pension adjustment, net of tax of $95	—	—	—	—	797	797
Balance at December 31, 2018	40,225	$40	$93,310	$172,378	$(13,287)	$252,441

See accompanying notes to consolidated financial statements.

 OneSpan Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss) from operations	$3,846	$(22,399)	$10,514
Adjustments to reconcile net income (loss) from operations to net cash provided by (used in) operations:
Depreciation, amortization, and impairment of intangible assets	12,138	10,601	10,777
Loss (gain) on disposal of assets	(49)	185	14
Deferred tax expense (benefit)	(7,431)	13,053	(4,936)
Stock-based compensation	3,973	3,466	2,766
Accounts receivable, net	(11,960)	(8,428)	(8,106)
Inventories, net	(2,388)	5,380	3,198
Contract assets	(3,110)	—	—
Accounts payable	(1,475)	(1,013)	163
Income taxes payable	(2,541)	11,926	(582)
Accrued expenses	2,211	2,514	4
Deferred compensation	(291)	(77)	226
Deferred revenue	9,538	3,704	14,396
Other assets and liabilities	(1,235)	(1,285)	(19)
Net cash provided by operating activities	1,226	17,627	28,415

Cash flows from investing activities:
Purchase of short term investments	(22,820)	(178,658)	(184,690)
Maturities of short term investments	80,000	195,000	134,775
Purchase of Dealflo, net of cash acquired	(53,065)	—	—
Additions to property and equipment	(3,685)	(3,088)	(2,043)
Other	(236)	(456)	(4,538)
Net cash provided by (used in) investing activities	194	12,798	(56,496)

Cash flows from financing activities:
Tax payments for restricted stock issuances	(970)	(640)	(1,051)
Net cash used in financing activities	(970)	(640)	(1,051)

Effect of exchange rate changes on cash	(1,556)	(469)	(45)

Net increase (decrease) in cash	(1,106)	29,316	(29,177)
Cash, cash equivalents, and restricted cash, beginning of period	78,661	49,345	78,522
Cash, cash equivalents, and restricted cash, end of period	$77,555	$78,661	$49,345

Supplemental cash flow disclosures:
Cash paid for income taxes	$10,884	$6,427	$5,982

See accompanying notes to consolidated financial statements.

OneSpan Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

Unless otherwise noted, references in this Annual Report on Form 10‑K to “OneSpan”, “Company”, “we”, “our” and “us” refer to OneSpan Inc. and its subsidiaries.

Note 1 – Summary of Significant Accounting Policies

Description of the Company

Effective May 30, 2018, VASCO Data Security International, Inc. changed its name to OneSpan Inc. The Company believes that the name change reflects a shift in its strategy and solution offering.

OneSpan Inc. and its wholly owned subsidiaries design, develop, market and support hardware and software security systems that manage and secure access to information assets. OneSpan has operations in Austria, Australia, Belgium, Brazil, Canada, China, France, Japan, The Netherlands, Singapore, Switzerland, the United Arab Emirates, the United Kingdom (U.K)., and the United States (U.S.).

In accordance with ASC 280, Segment Reporting, our operations are reported as a single operating segment.

Principles of Consolidation

The consolidated financial statements include the accounts of OneSpan Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

Foreign Currency Translation and Transactions

The financial position and results of operations of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions were $0.2 million, $0.5 million, and $0.1 million in 2018, 2017, and 2016, respectively, and are included in other income, net in the consolidated statements of operations.

The financial position and results of our operations in Singapore, Switzerland, and certain operations in Canada are measured in U.S. Dollars. For these subsidiaries, gains and losses that result from foreign currency transactions are included in the consolidated statements of operations in other income, net.

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

Revenue Recognition

Under ASC 605 – For the Years ended December 31, 2017 and 2016

Prior to January 1, 2018 we recognized revenue in accordance with ASC 985-605, Software – Revenue Recognition, ASC 985-605-25, Revenue Recognition – Multiple Element Arrangements and Staff Accounting Bulletin 104.

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

In our typical multiple-element arrangement, the primary deliverables include:

1.a client component (i.e., an item that is used by the person being authenticated in the form of either a new standalone hardware device or software that is downloaded onto a device the customer already owns);

2.host system software that is installed on the customer’s systems (i.e., software on the host system that verifies the identity of the person being authenticated) or licenses for additional users on the host system software if the host system software had been installed previously; and

3.post contract support (PCS) in the form of maintenance on the host system software or support.

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

For transactions other than multiple-element arrangements, we recognize revenue as follows:

1.Product and License Revenue: Revenue from the sale of computer security hardware or the license of software is recorded upon shipment or, if an acceptance period is allowed, at the latter of shipment or customer

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

acceptance. No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized.

2.SaaS: We generate SaaS revenues from our cloud services offerings. SaaS revenues include fees from customers for access to the OneSpan Sign (formerly eSignLive) suite of solutions. Our standard customer arrangements generally do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time. As such, these arrangements are considered service contracts and revenue is recognized ratably over the service period of the contract.

3.Maintenance and Support Agreements: Maintenance and support agreements generally call for us to provide software updates and technical support, respectively, to customers. Revenue on maintenance and technical support is deferred and recognized ratably over the term of the applicable maintenance and support agreement.

4.Professional Services: We provide professional services to our customers. Revenue from such services is recognized during the period in which the services are performed.

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

Under ASC 606 – For the Year ended December 31, 2018

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers” (FASB Accounting Standards Codification (ASC) Topic 606, or “Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under FASB ASC Topic 605 “Revenue Recognition ” and FASB ASC Topic 985-605 “ Software-Revenue Recognition ” (“Topic 605”). We recorded a net increase to opening Accumulated Income of $11.9 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the accounting impacts of our customer contracts that include a term license to our software, as well as the impact of accounting for costs incurred to obtain our contracts.  The net impact to revenue as a result of applying Topic 606 was an increase of $3.4 million for the year ended December 31, 2018.  See Note 4 - Revenue for further details. We determine revenue recognition through the following steps:

·	Identification of the contract, or contracts, with a customer;
·	Identification of the performance obligations in the contract;
·	Determination of the transaction price;
·	Allocation of the transaction price to the performance obligations in the contract; and
·	Recognition of revenue when, or as, we satisfy a performance obligation.

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

ONESPAN INC.

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

License Revenue: Revenue from the sale of software licensing is recorded upon the latter of when the customer receives the ability to access the software or when they are legally allowed to use the software.  No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized. Contracts with customers for distinct licenses of intellectual property include perpetual licenses, which grant the customer unlimited access to the software, and term licenses which limit the customer’s access to the software to a specific time period. The typical term license length is 3 years.  Customer payments normally correspond with delivery for perpetual licenses.  For term licenses, payments are made either on installment or upon initial delivery.  In limited circumstances, we integrate third party software solutions into our software products.  We have determined that, consistent with our conclusion under prior revenue recognition rules, generally we act as the principal with respect to the satisfaction of the related performance obligation and record the corresponding revenue on a gross basis from these transactions. For transactions in which we do not act as the principal, we would recognize revenue on a net basis.  The fees paid to the third parties are recognized as a component of cost of goods sold when the revenue is recognized.

Subscription Revenue: We generate subscription revenues from our cloud services offerings. Subscription revenues mostly include fees from customers for access to the OneSpan Sign and Dealflo solutions. Our standard customer arrangements do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time. As such, these arrangements are considered service contracts and revenue is recognized ratably over the service period of the contract or based on customer usage. Customer payments are normally in advance for an annual subscription period.

Maintenance, Support and Other: Maintenance and support agreements generally call for us to provide software updates and technical support, respectively, to customers. The annual fee for maintenance and technical support is recognized ratably over the term of the maintenance and support agreement.  Customer payments are normally in advance for annual service.

    Professional Services: Professional services revenues are primarily comprised of implementing, automating and extending business processes, technology infrastructure, and software applications. Professional services revenues are recognized over time as services are rendered. Most projects are performed on a time and materials basis, while a portion of revenues is derived from projects performed on a fixed fee. For time and material contracts, revenues are generally recognized and invoiced by multiplying the number of hours expended in the performance of the contract by the hourly rates. For fixed fee contracts, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours.

Significant Judgments

 We enter into contracts to deliver a combination of hardware devices, software licenses, subscriptions, maintenance and support and, in some situations, professional services.  The Company evaluates the nature of the goods or services promised in these arrangements to identify the distinct performance obligations. Determining whether

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. When a hardware client device and licenses to host software are sold in a contract, they are treated as a single performance obligation because the software license is deemed to be a component of the hardware that is integral to the functionality of the hardware that is used by our customers for identity authentication.  When a software client device is sold in a contract host software, the licenses are considered a single performance obligation to deliver the authentication solution to the customer. In either of these types of arrangements, maintenance and support and professional services are typically distinct separate performance obligations from the hardware or software solutions.  Our contracts to deliver subscription services typically do not include multiple performance obligations; however, in certain limited cases, customers may purchase professional services that are distinct performance obligations.

             For contracts that contain multiple performance obligations, the transaction price is allocated to the separate performance obligations based on their estimated relative stand-alone selling price (“SSP”). Judgment is required to determine the stand-alone selling price of each distinct performance obligation. We determine SSP for maintenance and support and professional services based on observable inputs; specifically, the range of prices charged to customers to renew annual maintenance and support contracts and the range of hourly rates we charge our customers in standalone professional services contracts.  In instances where SSP is not directly observable, and when we sell at a highly variable price range, such as for transactions involving software licenses or subscriptions, we determine the SSP for those performance obligations using the residual method.

Cash and Cash Equivalents

            Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are high-quality short term money market instruments and commercial paper with maturities at acquisition of three months or less. Cash and cash equivalents are held by a number of U.S. and non-U.S. commercial banks and money market investment funds. During the year ended December 31, 2018, we entered into a new lease agreement that required a letter of credit in the amount of $0.8 million to secure the obligation. The restricted cash related to this letter of credit is recorded in other non-current assets on the Consolidated Balance Sheet. There was no restricted cash at December 31, 2017.

Short Term Investments

      Short term investments consist of U.S. treasury bills and notes, corporate notes, and high quality commercial paper with maturities at acquisition of more than three months and less than twelve months. Fair value is determined using Level 2 inputs as defined by ASC 820, Fair Value Measurements.

        The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities.
•

Level 2 – Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial investment.

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

Accounts Receivable and Allowance for Doubtful Accounts

The credit worthiness of customers (including distributors and resellers) is reviewed prior to shipment. A reasonable assurance of collection is a requirement for revenue recognition. Verification of credit and/or the establishment of credit limits are part of the customer contract administration process. Credit limit adjustments for existing customers may result from the periodic review of outstanding accounts receivable. The Company records trade accounts receivable at invoice values, which are generally equal to fair value.

We maintain allowances for estimated losses resulting from the inability of our customers to make payments for goods and services. We analyze accounts receivable balances, customer credit-worthiness, current economic trends and changes in our customer payment timing when evaluating the adequacy of the allowance for doubtful accounts. The allowance is based on a specific review of all significant past-due accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets ranging from three to ten years. Leasehold improvements are depreciated over the lesser of the remaining lease term or 10 years. Additions and improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts. Depreciation expense for the years ended December 31, 2018, 2017, and 2016 of $2.3 million, $1.8 million, and $1.9 million, respectively, is included in operating expenses.

Long Term Investments

Included in Other Assets is a minority equity investment in a company we believe may be beneficial in executing our strategy. At December 31, 2018 and 2017, investments were $4.1 million and $4.4 million, respectively. In accordance with ASC 325, Investments – Other, the investments are recorded at fair value using the alternative measurement method allowed for in ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), and are evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At December 31, 2017, long term investments included an equity investment in Dealflo Limited of $0.3 million. See Note 3 – Business Acquisitions for additional detail.

Cost of Goods Sold

Included in product and license cost of goods sold are direct product costs. Cost of goods sold related to service revenues are primarily costs related to subscription solutions, including personnel and equipment costs, and personnel costs of employees providing professional services and maintenance support.

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

Research and Development Costs

Costs for research and development, principally the design and development of hardware, and the design and development of software prior to the determination of technological feasibility, are expensed as incurred on a project-by-project basis.

Software Development Costs

Software development costs are accounted for in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on. No material software development costs were capitalized during the years ended December 31, 2018, 2017, and 2016.

Other Income (Expense), Net

Other income (expense), net primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our research and development in those countries and other miscellaneous non-operational expenses. During 2018, the Company recognized a $1.2 million government subsidy from a foreign government in support of our advancement authentication technology, which is included in other income (expense), net on the statements of operations for the year ended December 31, 2018.

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

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

changes related to the expected resolution of uncertain tax positions could affect tax expense in the period when the change occurs.

We monitor for changes in tax laws and reflect the impacts of tax law changes in the period of enactment. In response to the U.S. tax reform legislation enacted on December 22, 2017, the U.S. Securities and Exchange Commission (“SEC”) issued guidance that allowed us to record provisional amounts for the impacts of U.S. tax reform. Due to the timing of the enactment and the complexity involved in applying the provisions of Tax Reform, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. As we collected and prepared necessary data, and interpreted the additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we made adjustments, over the course of the year, to the provisional amounts, including refinements to deferred taxes. The accounting for the tax effects of Tax Reform has been completed as of December 31, 2018. See Note 7 - Income Taxes, for additional information on how we recorded the impacts of the U.S. tax reform

Fair Value of Financial Instruments

At December 31, 2018 and 2017, our financial instruments were cash and equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies, as defined in ASC 820, Fair Value Measurements. The fair values of the financial instruments were not materially different from their carrying amounts at December 31, 2018 and 2017.

Accounting for Leases

All of our leases are operating leases. Rent expense on facility leases is charged evenly over the life of the lease, regardless of the timing of actual payments. We relocated one of our principal executive offices from Oakbrook Terrace, Illinois to Chicago, Illinois during 2018 and recognized $0.3 million of lease exit costs in general and administrative expense on the statement of operations for the year ended December 31, 2018.

Impairment of Long-Lived and Intangible Assets

Definite-lived intangible assets include proprietary technology, customer relationships, and other intangible assets. Intangible assets other than patents with definite lives are amortized over the useful life, generally three to seven years for proprietary technology and five to twelve years for customer relationships. Patents are amortized over the life of the patent, generally 20 years in the U.S. Intangible assets arising from business combinations, such as acquired technology, customer relationships, and other intangible assets, are originally recorded at fair value.  As a result of the Company rebranding, the value of certain intangible assets were written down during the second quarter of 2018, and impairment charges of $0.5 million were recorded for the year ended December 31, 2018.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of net identifiable assets acquired in a business combination. We assess the impairment of goodwill and intangible assets each November 30 or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company’s impairment

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the reporting unit against the planned results used in the last quantitative goodwill impairment test. Additionally, the reporting unit’s fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity- and reporting unit specific events. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying value may involve significant judgments and estimates. If it is determined under the qualitative assessment that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then a two-step quantitative impairment test is performed. Under the first step, the estimated fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the estimated fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in acquisition accounting. The residual amount after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit under the two-step assessment is determined using a combination of both income and market-based variation approaches. The inputs and assumptions to valuation methods used to estimate the fair value of the reporting unit involves significant judgments.

We operate in one reporting unit and had no goodwill impairment recorded for the years ended December 31, 2018, 2017, and 2016.

Stock-Based Compensation

We have stock-based employee compensation plans, described in Note 8 – Long-Term Compensation Plan and Stock Compensation. ASC 718, Stock Compensation requires us to estimate the fair value of restricted stock granted to employees, directors and others to record compensation expense equal to the estimated fair value. Compensation expense is recorded on a straight-line basis over the vesting period for time-based awards and on a graded basis for performance awards. Forfeitures are recorded as incurred.

Retirement Benefits

We record annual expenses relating to pension defined benefit plans based on calculations which include various actuarial assumptions, including discount rates, assumed asset rates of return, compensation increases, and turnover rates. We review our actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. The effects of gains, losses, and prior service costs and credits are amortized over the average service life. The funded status, or projected benefit obligation less plan assets, for each plan, is reflected in our consolidated financial statements using a December 31 measurement date.

Recently Issued Accounting Pronouncements

Effective January 1, 2018, we adopted ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the classification and measurement of investments in equity securities. ASU 2016-01 requires that equity investments, except those accounted for under the equity method of accounting, be measured at fair value and changes in fair value are recognized in net income. ASU 2016-01 also provides a new measurement alternative for equity investments that do not have a readily determinable fair value (cost method investments). These investments are measured at cost, less any impairment, adjusted for observable price changes. Effective January 1, 2018, we elected to record our equity investments that do not have a readily determinable fair value using the alternative measurement method. Accordingly upon adoption, we recorded a cumulative effect adjustment to increase opening accumulated income at January 1, 2018 by $0.5 million, net of tax, as required for our equity investments with no readily determinable fair value to reflect these investments at approximate fair value.

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

  In February 2016, the FASB issued ASU No. 2016-02, Leases which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases . Since that date, the FASB has issued additional ASUs clarifying certain aspects of ASU 2016-02. The guidance requires a lessee to recognize a liability to make lease payments and a right-of-use asset representing its rights to use the underlying asset for the lease term for both finance and operating leases. This guidance is effective for us on January 1, 2019. As part of adoption, we reviewed our active lease contracts as of December 31, 2018, and reviewed other contracts for potential embedded leases. We selected a solution and are establishing new processes and internal controls to address the standard.

 We will adopt this guidance in the first quarter of 2019 using the optional transition method in which we recognize a cumulative effect adjustment of adopting the standard in the period of adoption without restating the prior periods shown. We plan to elect the package of practical expedients that allows us to not reassess (1) whether contracts are or contain leases, (2) lease classification; and (3) initial direct costs for existing leases. We do not plan on applying the hindsight expedients that would allow us to reassess lease terms and impairments of exiting leases.  Upon adoption, we expect to record a right of use asset and a corresponding lease liability for our operating leases. The potential impact on our consolidated financial statements is largely based on the present value of future minimum lease payments, the amount of which will depend upon the population of leases in effect at the date of adoption. Future minimum lease payments totaled $22.6 million as of December 31, 2018, as disclosed in Note 12 – Commitments and Contingencies. We expect the adoption of this standard will have a material impact on our Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230). This ASU requires that a statement of cash flows explain the change during the period in the total of cash, and cash equivalents, including amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. This ASU was effective for us in the first quarter of fiscal 2018. Adoption is required on a retrospective transition basis. The Company recorded $0.8 million of restricted cash for the year ended December 31, 2018 as part of total cash, cash equivalents and restricted cash when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flow. The restricted cash is recorded in other assets on the balance sheet as of December 31, 2018. The Company did not have any restricted cash or restricted cash equivalents for the years ended December 31, 2017 and December 31, 2016.

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

ONESPAN INC.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (ASC 715) - Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Cost. The new guidance will improve the presentation of pension cost by providing additional guidance on the presentation of net benefit cost in the income statement and on the components eligible for capitalization in assets. The core principle of the ASU is to provide more transparency in the presentation of these costs by requiring the service cost component to be reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and outside a subtotal of income from operations. The amendments require that the Consolidated Statements of Income impacts be applied retrospectively, while Balance Sheet changes should be applied prospectively. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company adopted the newly issued ASU as of January 1, 2018. The adoption of the standard did not have a material impact, and therefore we did not retrospectively reclass prior years’ expense.

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

    In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) (“Tax Cuts and Jobs Act”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allowed disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act was incomplete by the due date of the 2017 financial statements and if possible to provide a reasonable estimate. We accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118 on a provisional basis at December 31, 2017. As of December 31 , 2018, our accounting for the Tax Cuts and Jobs Act is complete.

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

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”)  which amends ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted for removed or modified disclosures, and delayed adoption of the additional disclosures until their effective date. We are currently evaluating the effect that the ASU will have on our consolidated financial statements and related disclosures.

ONESPAN INC.

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

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement , which helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (CCA) by providing guidance for determining when an arrangement includes a software license and when an arrangement is solely a hosted CCA service. Under ASU 2018-15, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. The new standard is effective for us on January 1, 2020. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. Entities can choose to adopt the new guidance prospectively to eligible costs incurred on or after the date this guidance is first applied or retrospectively . We are currently evaluating the effect that the ASU will have on our consolidated financial statements and related disclosures.

Note 2 – Inventories, net

Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the FIFO method.

Inventories, net are comprised of the following:

	2018	2017
	(in thousands)
Component parts	$5,445	$4,691
Work-in-process and finished goods	8,983	7,349
Total	$14,428	$12,040

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

Dealflo’s total purchase price consideration was $53.9 million, net of $5.7 million of cash acquired. The total purchase price consideration includes $53.1 million of cash paid to acquire the remaining 99% interest in Dealflo, as well as $0.8 million of fair value of our previous 1% ownership interest. At December 31, 2017, the book value of this ownership interest was $0.3 million. As described in Note 1 – Summary of Significant Accounting Policies, upon the adoption of ASU 2016-01 on January 1, 2018, the book value of this ownership interest was increased by $0.5 million to record the equity investment at $0.8 million within our consolidated financial statements.

This acquisition is accounted for as a business combination using the acquisition method of accounting, which requires the net assets acquired and liabilities assumed to be recognized at their fair values on the acquisition date. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Annual Report on Form 10-K, and may be adjusted during the measurement period of up to twelve months from the date of acquisition. Any changes in the estimated fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

        During the three months ended December 31, 2018, we recorded certain measurement period adjustments to amounts previously reported, primarily related to an increase of $1.8 million in the estimated fair value of acquired customer relationship intangible assets, an adjustment related to the deferred tax liability and other various working capital adjustments.. The effect of the measurement period adjustments recorded in the fourth quarter have been determined as if such adjustments had been accounted for at the acquisition date. The net effect of the measurement period adjustments reduced goodwill by $1.7 million. The measurement period adjustments did not result in material income statement effects in the three months ended December 31, 2018.

       As of December 31, 2018, the primary areas that are not yet finalized are the estimations of deferred tax assets and liabilities and income taxes payable as of the acquisition date. We are still in the process of seeking and evaluating information used in the estimation of these fair value estimates as of the acquisition date.

The following table summarizes our preliminary allocation of the purchase price consideration based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (net of cash acquired):

Total
(in thousands)
Acquired tangible assets	$2,037
Acquired intangible assets	17,900
Liabilities assumed	(4,250)
Goodwill	38,167
Total purchase price consideration	$53,854

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

Based on the final results of the acquisition valuation, $17.9 million of the purchase price consideration has been allocated to identifiable intangible assets. The following table summarizes the major classes of intangible assets, as well as the estimated weighted-average amortization periods:

	Estimated Fair Value	Weighted Average Amortization Period
Identifiable Intangible Assets	(in thousands)	(Years)
Customer relationships	$11,800	7
Technology	5,900	4
Trademarks	200	3
	$17,900

The results of operations of Dealflo subsequent to the acquisition date have been included in the consolidated statement of operations of the year ended December 31, 2018. Revenue generated by Dealflo for the year ended December 31, 2018 was $4.0 million. The Dealflo net loss included in the results of operations for the year ended December 31, 2018 was $4.1 million.

The acquisition related costs directly attributable to the business combination of $1.1 million, including professional fees, and other direct expenses, were expensed as incurred and included in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2018.

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

Unaudited Pro Forma Financial Information

The following presents the unaudited pro forma combined results of operations of the Company with Dealflo for the year ended December 31, 2018 and 2017, assuming Dealflo was acquired at the beginning of 2017, and after giving effect to certain pro forma adjustments. Pro forma adjustments for the year ended December 31, 2018 reflect estimated amortization expense for intangible assets purchased of $1.3 million, the elimination of $0.2 million of revenue related to intercompany transactions, and the elimination of $1.1 million of non-recurring acquisition-related costs. Pro forma adjustments for the year ended December 31, 2017 reflect estimated amortization expense for intangible assets purchased of $3.2 million, the addition of $1.1 million of non-recurring acquisition-related costs, the elimination of $0.5 million of revenue related to intercompany transactions, and a $0.6 million reduction of revenue to reflect the estimated fair value adjustment of acquired deferred revenue.

These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisition actually occurred on January 1, 2017 or of future results of operations of the consolidated entities (in thousands except per share data):

	2018	2017
	(in thousands)
Revenue	$219,847	$198,717
Net loss	(6,164)	(32,990)
Basic net loss per share	(0.15)	(0.83)
Diluted net loss per share	(0.15)	(0.83)
Shares used in computing basic and diluted net loss per share	39,932	39,802

Note 4 – Revenue

As described in Note 1, the Company adopted Topic 606 on January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed below.

The Company adopted Topic 606 using the modified retrospective method under which the cumulative effect of initially applying Topic 606 was an adjustment to the opening balance of Accumulated Income of $11.9 million, net of tax, as of January 1, 2018. The comparative information has not been adjusted and continues to be reported under Topic 605. The details of the significant changes and quantitative impact of the changes are set out below.

Term Licenses

              For revenues generated from arrangements that included term licenses to our software, the Company previously recognized revenue ratably over the term of the contract when vendor-specific objective evidence (“VSOE”) did not exist for all undelivered elements.  Under Topic 606, these licenses are considered licenses of functional intellectual property, which requires recognition at the point in time all of the revenue recognition criteria per Topic 606 are met, which for the Company is generally when the customer is provided access to the software and the license term has commenced. Revenue from the license of software is recorded upon shipment or, if an acceptance period is allowed, at the latter of shipment or customer acceptance. No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of returns at the time revenue is recognized. We have established a stand-alone selling price (SSP) for all other performance obligations in the contract. Accordingly, the Company now recognizes revenue from these licenses, based on the residual approach due to highly variable pricing, at the beginning of the license period and recognizes the transaction price allocated to the other performance obligations in the contract (typically maintenance and support) over the period in which those performance obligations are satisfied. This is consistent with the method of recognizing revenue for perpetual licenses of intellectual property.  Fees paid to third party software providers in term license arrangements are recognized when the term license revenues are recognized.

ONESPAN INC.

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

Sales Commissions

                 The Company incurs incremental costs related to commissions, which can be directly tied to obtaining a contract.  For commissions earned by sales personnel, the Company previously expensed these amounts when they were earned by the employees. As a result of adopting Topic 606, the Company now capitalizes commissions associated with new customers and amortizes the costs over a period in which the Company is expected to benefit, which can be up to seven years.  The amortization is reflected in Sales and Marketing in the statement of operations.  For certain contracts, any commission that is subject to a service period, such as continued employment, is expensed as incurred within Sales and Marketing in the statement of operations.

Disaggregation of Revenues

              The following tables present our revenues disaggregated by major products and services, geographical region and timing of revenue recognition.

Revenue by major products and services (in thousands)

	Year ended December 31,
	2018	2017*	2016*
Hardware products	$105,560	$105,867	$126,198
Software licenses	47,417	41,390	29,859
Subscription	15,426	10,296	7,301
Professional services	5,743	4,891	4,681
Maintenance, support and other	38,134	30,847	24,265
Total Revenue	$212,280	$193,291	$192,304

Revenue by location of customer for the years ended December 31, 2018, 2017, and 2016 (in thousands)

	EMEA	Americas	APAC	Total
Total Revenue:
2018	$103,293	$54,979	$54,008	$212,280
2017*	$92,859	$52,981	$47,451	$193,291
2016*	$95,897	$33,204	$63,203	$192,304

Percent of Total:
2018	49%	26%	25%	100%
2017*	48%	27%	25%	100%
2016*	50%	17%	33%	100%

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

*Prior period amounts are presented under ASC 605 and ASC 985-605.

Timing of revenue recognition (in thousands)

Year ended
December 31, 2018
Products and Licenses transferred at a point in time	$152,977
Services transferred over time	59,303
Total Revenue	$212,280

Impacts on Financial Statements

               The following tables summarize the impacts of adopting Topic 606 on the Company’s consolidated financial statements as of December 31, 2018 and for the year ended December 31, 2018.

Balance Sheet (in thousands)

	December 31, 2018
	As Reported	Adjustments	Balances without the adoption of Topic 606
ASSETS
Current assets
Accounts receivable, net of allowance	$59,631	$(331)	$59,300
Contract asset	7,962	(7,962)	—
Other current assets	5,705	(703)	5,002
Total current assets	191,956	(8,996)	182,960
Deferred income taxes	5,601	587	6,188
Contract asset - non-current	3,316	(3,316)	—
Other assets	8,400	(289)	8,111
Total assets	$352,826	$(12,014)	$340,812
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Deferred revenue	$33,633	$3,019	$36,652
Short-term income taxes payable	6,905	(1,209)	5,696
Other accrued expenses	9,323	(116)	9,207
Total current liabilities	72,357	1,694	74,051
Deferred revenue - non-current	10,672	3,391	14,063
Deferred income taxes	2,661	(424)	2,237
Total liabilities	100,385	4,661	105,046
Stockholders' equity
Accumulated income	172,378	(16,675)	155,703
Total stockholders' equity	252,441	(16,675)	235,766
Total liabilities and stockholders' equity	$352,826	$(12,014)	$340,812

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

Statement of Operations (in thousands)

	Twelve months ended December 31, 2018
	As Reported	Adjustments	Balances without the adoption of Topic 606
Revenue
Product and license	$152,977	$2,365	$155,342
Services and other	59,303	(5,772)	53,531
Total revenue	212,280	(3,407)	208,873

Cost of goods sold
Product and license	50,706	605	51,311
Services and other	14,107	—	14,107
Total Cost of goods sold	64,813	605	65,418

Gross profit	147,467	(4,012)	143,455

Operating Costs
Sales and marketing	63,805	1,108	64,913
Total operating costs	147,443	1,108	148,551

Operating income (loss)	24	(5,120)	(5,096)

Income (loss) before taxes	3,553	(5,120)	(1,567)

Provision (benefit) for income taxes	(293)	(365)	(658)

Net income (loss)	$3,846	$(4,755)	$(909)

Basic EPS	$0.10		$(0.02)
Diluted EPS	$0.10		$(0.02)

             The adoption of Topic 606 did not impact total operating, investing or financing cash flows in the statement of cash flows.

Contract balances

	January 1,	December 31,
	2018	2018
Receivables, inclusive of trade and unbilled	$48,217	$59,631
Contract Assets (current and non-current)	$8,167	$11,278
Contract Liabilities (Deferred Revenue current and non-current)	$33,752	$44,305

ONESPAN INC.

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

               From January 1, 2018 through December 31, 2018, the Company’s contract asset balances increased approximately $3.1 million, primarily due to new contracts in which revenue exceeded billings during the period, partially offset by transfers to accounts receivable. Deferred Revenue increased in the same period due to timing of annual renewals and Dealflo acquired deferred revenue of $1.4 million.

Transaction price allocated to the remaining performance obligations

              The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

in thousands	2019	2020	2021	Beyond 2021	Total
Future revenue related to current unsatisfied performance obligations	$7,764	$5,878	$3,788	$9,392	$26,822

               The Company applies practical expedients and does not disclose information about remaining performance obligations (a) that have original expected durations of one year or less, or (b) where revenue is recognized as invoiced.

Costs of obtaining a contract

              The Company incurs incremental costs related to commissions, which can be directly tied to obtaining a contract. Under Topic 606, the Company capitalizes commissions associated with certain new contracts and amortizes the costs over a period of benefit based on the transfer of goods or services that we have determined to be up to seven years.  The Amortization is reflected in Sales and Marketing in the Statement of Operations. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors, including customer attrition.  Commissions are earned upon receipt of payment by the customer and requires the employee to be a current employee.  For contracts with multiple year payment terms, as the commissions that are payable after year 1 are payable based on continued employment, they are expensed when incurred. Commissions and amortization expense are included in Sales and Marketing expenses on the consolidated statements of operations.

              Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period for the assets that the Company otherwise would have recognized is one year or less. These costs are included in Sales and Marketing expense in the consolidated statement of operations.

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

                The following tables provide information related to the capitalized costs and amortization recognized in the period:

in thousands	December 31, 2018
Capitalized costs to obtain contracts, current	$413
Capitalized costs to obtain contracts, non-current	$2,150

Year Ended
in thousands	December 31, 2018
Amortization of capitalized costs to obtain contracts	$283
Impairments of capitalized costs to obtain contracts	$-

Note 5 – Goodwill

Goodwill activity for the two years ended December 31, 2018 consisted of the following:

in thousands
Net balance at December 31, 2016	$54,409
Additions	—
Net foreign currency translation	1,923
Net balance at December 31, 2017	$56,332
Additions	38,167
Net foreign currency translation	(2,658)
Net balance at December 31, 2018	$91,841

Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuations. No impairment of goodwill was recorded during the years ended December 31, 2018, 2017, or 2016.

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

Note 6 – Intangible Assets

Intangible asset activity for the two years ended December 31, 2018 is detailed in the following table;

in thousands	Acquired Technology	Customer Relationships	Other	Total Intangible Assets
Net balance at December 31, 2016	$11,392	$24,774	$10,383	$46,549
Additions-Other	—	—	151	151
Disposals-Other	—	—	(32)	(32)
Net foreign currency translation	16	13	—	29
Amortization expense	(4,462)	(2,243)	(2,104)	(8,809)
Net balance at December 31, 2017	6,946	22,544	8,398	37,888
Additions-Acquisition	5,900	11,800	200	17,900
Additions-Other	109	—	150	259
Impairment	—	—	(478)	(478)
Net foreign currency translation	(239)	(486)	(8)	(733)
Amortization expense	(3,921)	(3,450)	(2,003)	(9,374)
Net balance at December 31, 2018	$8,795	$30,408	$6,259	$45,462

December 31, 2018 balance at cost	$42,511	$39,078	$13,712	$95,301
Accumulated amortization	(33,716)	(8,670)	(7,453)	(49,839)
Net balance at December 31, 2018	$8,795	$30,408	$6,259	$45,462

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations. Additions - Acquisitions refers to intangible assets acquired in the acquisition of Dealflo described in Note 3 – Business Acquisitions and include capitalized technology, trademarks, and customer relationships.

              As a result of the Company rebranding, the value of certain intangible assets were written down during the second quarter of 2018, and impairment charges of $0.5 million were recorded for the twelve months ended December 31, 2018.

Expected amortization of the intangible assets for the years ended:

December 31, 2019	$9,694
December 31, 2020	9,365
December 31, 2021	5,677
December 31, 2022	4,577
December 31, 2023	3,989
Thereafter	11,537
Subject to amortization	44,839
Trademarks	623
Total intangible assets	$45,462

Note 7 – Income Taxes

Tax Reform enacted on December 22, 2017 introduced significant changes to U.S. income tax law.  Effective in 2018, Tax Reform reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings which are referred to as the global intangible low-taxed income tax (“GILTI”). In addition, in 2017 we were subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax.

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

Due to the timing of the enactment and the complexity involved in applying the provisions of Tax Reform, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. As we collected and prepared necessary data, and interpreted the additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we made adjustments, over the course of the year, to the provisional amounts, including refinements to deferred taxes. The accounting for the tax effects of Tax Reform has been completed as of December 31, 2018.

Tax reform required us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. We recorded a provisional amount for our one-time transitional tax liability and income tax expense of $18.2 million as of December 31, 2017. During 2018 we recorded a measurement period adjustment of $2.5 million as a reduction to the provisional estimates recorded at the end of 2017 due to the release of regulations on the one-time transition tax which reduced long term taxes payable. After the utilization of existing tax credits, we expect to pay U.S. federal taxes of approximately $10.6 million over eight years related to the repatriation tax.

Due to the change in the statutory tax rate from Tax Reform, we remeasured our deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized. We recognized a deferred tax expense of $2.3 million to reflect the reduced U.S. tax rate and other effects of Tax Reform as of December 31, 2017. During 2018, we recorded an adjustment of $0.5 million as a reduction of the provisional estimate which reduced current taxes payable.

As a result of Tax Reform, earnings of all foreign subsidiaries have been designated as available for distribution. Previously, earnings of certain foreign subsidiaries were deemed permanently reinvested. During the fourth quarter of 2017, we provisionally provided deferred income tax expense of $7.3 million for foreign taxes on distributions from foreign subsidiaries previously designated as permanently reinvested. No adjustment has been made during 2018.

The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company could be subjected to incremental U.S. tax on GILTI income beginning in 2018. For 2018, the amount was less than $0.1 million. FASB Topic 740 allows the company to treat GILTI as either a deferred tax asset or liability or to account for the impacts in the period in which it is incurred. The Company has decided to account for GILTI tax in the period in which it is incurred.

Income before income taxes was generated in the following jurisdictions:

	For the year ended December 31,
	2018	2017	2016

U.S.	$(4,347)	$(1,877)	$(11,170)
Non-U.S.	7,900	10,258	22,547
Total	$3,553	$8,381	$11,377

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

For the years ended December 31, 2018, 2017, and 2016, domestic income excludes taxable intercompany dividend income of $133.3 million, $0, and $8.8 million, respectively. The provision (benefit) for income taxes consists of the following:

	For the year ended December 31,
	2018	2017	2016
Current:
Federal	$(3,792)	$14,299	$(90)
State	97	141	5
Foreign	10,833	3,287	5,915
Total current	7,138	17,727	5,830

Deferred:
Federal	(333)	6,043	(2,985)
State	15	(200)	115
Foreign	(7,113)	7,210	(2,097)
Total deferred	(7,431)	13,053	(4,967)
Total	$(293)	$30,780	$863

Our U.S. federal statutory rate for 2018 was 21%. For 2017 and 2016, our U.S. statutory rate varied with taxable income and was 35% and 34%, respectively. The differences between the income tax provisions computed using the statutory federal income tax rate and the provisions for income taxes reported in the consolidated statements of operations are as follows:

	For the year ended December 31,
	2018	2017	2016

Expected tax at statutory rate	$747	$2,933	$3,884
Foreign taxes at other rates	(1,308)	(3,139)	(7,512)
US tax on foreign earnings, net of foreign tax credits	—	(226)	(405)
Valuation allowances on NOL carryforwards	2,894	3,997	3,816
US tax reform - deemed repatriation	(2,534)	18,472	—
US tax reform - changes in indefinite reinvestment assertion	—	7,281	—
US tax reform - deferred tax expense from tax rate change	(462)	2,339	—
State income taxes, net of federal benefit	(79)	(59)	83
Disallowed expenses and other	449	(818)	997
Total	$(293)	$30,780	$863

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2018	2017
Deferred tax assets:
Stock and long-term compensation plans	$2,284	$1,855
Foreign NOL & other carryforwards	23,785	20,864
US state NOL carryforwards	842	823
Deferred revenue	627	1,278
Pension liability, net	1,078	974
Amortization and depreciation	770	753
Accrued expenses and other	1,138	1,246
Total gross deferred tax assets	30,524	27,793
Less: Valuation allowance	(15,170)	(12,805)
Net deferred income tax assets	$15,354	$14,988

Deferred tax liabilities:
Accruals	$549	$506
Foreign tax on unremitted foreign earnings	1,650	7,434
Intangible assets	10,215	9,341
Deferred tax liabilities	$12,414	$17,281

Net deferred tax assets (liabilities)	$2,940	$(2,293)

Deferred tax assets and liabilities are netted by tax jurisdiction.

At December 31, 2018, we had foreign and state net operating loss (NOL) carryforwards and other foreign deductible carryforwards as shown in the following table:

	Carryforward	Expiration
NOL Carryforward
Canada	$51,310	2024-2038
United Kingdom	12,936	None
Other foreign	7,370	None
Canada province	49,282	2024-2038
U.S. states	11,318	2019-2030
	132,216
Other Carryforwards
Canada	10,829	None
Canada province	24,960	None
Canada (credit)	1,206
	36,995

	$169,211

The net change in the valuation allowance for the years ended December 31, 2018 and December 31, 2017 were increases of $2.4 million and $6.5, respectively, and a decrease for the year ended December 31, 2016 of $7.4 million. Valuation allowances are reviewed on a regular basis and adjustments made as appropriate. The increase in the valuation allowance in 2018 reflects NOLs and credits for which the realization is not more likely than not. The change in the valuation allowance also reflects other factors including, but not limited to, changes in our assessment of our ability to use existing NOLs and other deduction carryforwards, changes in currency rates, and adjustments to reflect differences

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

between the actual returns filed and the estimates we made at financial reporting dates. The company expects to generate taxable income to realize deferred tax assets net of valuation allowance in each jurisdiction.

Our policy is to record interest and penalties on income taxes as income tax expense. We provided less than $0.1 million during each of the years ended December 31, 2018, 2017, and 2016.

ASC 740, Income Taxes sets a “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions. As of December 31, 2018, 2017, and 2016, we had reserves of $0.4 million, $0.1 million, and $0.6 million, respectively.

	As of year ended December 31,
	2018	2017	2016
Reserve at beginning of year	$107	$662	$560
Increases related to prior year tax positions	427	7	217
Lapse of statute of limitations	(107)	(562)	(115)
Total	$427	$107	$662

We file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. We are subject to examination of our income tax returns by the IRS and other tax authorities. Our 2016 through 2018 tax years are currently being examined in Belgium.

We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management's expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. Included in the balance of unrecognized tax benefits as of December 31, 2018 is $0.3 million, of tax benefits that, if recognized, would affect the effective tax rate. Although the timing of resolution, settlement, and closure of audits is not certain, it is reasonably possible that certain non-U.S. tax audits may be concluded within the next 12 months, which could significantly increase or decrease the balance of our gross unrecognized tax benefits.

We estimate that our unrecognized tax benefits as of December 31, 2018 could possibly decrease by approximately $0.4 million in the next 12 months.

Our primary tax jurisdictions and the earliest tax year subject to audit are presented in the following table.

Australia	2010
Austria	2012
Belgium	2016
Canada	2014
Netherlands	2013
Singapore	2013
Switzerland	2017
United Kingdom	2017
United States	2015

Note 8 – Stock Compensation Plans (sharecounts in thousands)

In June 2009, our stockholders approved and in June 2014 our stockholders reapproved the OneSpan Inc. 2009 Equity Incentive Plan, formerly known as the “VASCO Data Security International Inc. 2009 Incentive Plan” (the “2009 Equity Plan”). The 2009 Equity Plan permits the issuance of awards in a variety of forms, including (1) shares of our common stock, (2) nonqualified and incentive stock options for the purchase of our common stock, (3) stock

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

appreciation rights, (4) deferred stock, (5) other stock-based awards (including restricted shares, performance shares, performance units and other stock unit awards), and (6) cash incentive awards.

The 2009 Equity Plan may provide performance incentives to employees and non-employee directors, consultants and other key persons of the Company. The plan is administered by the Compensation Committee as appointed by the Board of Directors and is intended to be a non-qualified plan.

As of December 31, 2018, the remaining number of shares allowed to be issued under the 2009 Equity Plan was 6,032 shares of the company’s common stock, representing 15% of the issued and outstanding shares of the company as of such date.

The following table summarizes compensation expense recorded under the two plans:

	For the year ended December 31,
	2018	2017	2016
in thousands
Restricted stock	$3,973	$3,466	$2,766
Long-term compensation plan	2,118	1,906	2,105
Total compensation	$6,091	$5,372	$4,871

Time-Based Restricted Stock

Time-based restricted stock awards granted to non-employee directors vest on the first anniversary date of the grant. Awards granted to certain executive officers in 2018 vest in equal semi-annual installments over four years. Shares are subject to forfeiture if the service period requirement is not met. Compensation expense equal to the market value of the stock on the grant date is recorded on a straight-line basis over the vesting period. Compensation expense was $2.0 million, $2.1 million, and $2.2 million for 2018, 2017, and 2016, respectively. Tax benefit related to the compensation expense was $0.5 million, $0.6 million, and $0.7 million for 2018, 2017, and 2016, respectively. The following table summarizes the time-based restricted stock activity for the year ended December 31, 2018.

		Weighted-	Weighted-
		average	average
		remaining	grant date
(in thousands)	Shares	term (years)	fair value
Outstanding at January 1, 2018	269	1.58	$16.99
Shares vested	(162)		16.82
Shares awarded	183		14.79
Shares forfeited	(49)		18.72
Outstanding at December 31, 2018	241	2.17	$15.08

The unamortized future compensation expense for time-based restricted stock awards was $2.6 million at December 31, 2018.

Performance-Based Restricted Stock

Performance-based restricted stock awards granted to executive officers in 2018 were subject to achievement of three year performance targets established by the Board of Directors. Earned shares related to three-year targets vest upon completion of the three-year period. Shares are subject to forfeiture if the service period requirement is not met.

Compensation expense, equal to the market value of the stock on the grant date, is recorded on a graded basis over the vesting period at the performance level deemed probable, as required by ASC 718. Compensation expense in 2018, 2017, and 2016 was $2.0 million, $1.3 million, and $0.6 million.  Tax benefit related to the compensation expense

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

was $0.5 million, $0.5 million, and $0.1 million for 2018, 2017, and 2016, respectively. Unamortized future compensation expense for performance-based restricted stock was $1.6 million at December 31, 2018.

The following table summarizes activity related to unvested performance restricted stock shares during 2018:

		Weighted-	Weighted-
	Total	average	average
	Unvested	remaining	grant date
(in thousands)	Shares	term (years)	fair value
Outstanding at January 1, 2018	236	1.85	$15.69
Shares vested	(25)		14.79
Shares awarded	187		14.89
Shares forfeited	(68)		16.79
Outstanding at December 31, 2018	330	1.45	$15.07

At December 31, 2018, total unvested shares consists of 9 earned shares and 321 unearned shares.

Note 9 – Earnings per Common Share (sharecounts in thousands)

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unvested common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unvested common stock equivalents to the extent they are not anti-dilutive. Because the Company was in a net loss position for the year ended December 31, 2017, diluted net loss per share for this period excludes the effects of common stock equivalents, which are anti-dilutive.

A reconciliation of the shares included in the basic and fully diluted earnings per share calculations is as follows:

	For the year ended December 31,
in thousands, except per share data	2018	2017	2016
Net income (loss)	$3,846	$(22,399)	$10,514
Weighted average common shares outstanding:
Basic	39,932	39,802	39,719
Incremental shares with dilutive effect:
Restricted stock awards	114	—	63
Diluted	40,046	39,802	39,782

Net income (loss) per share:
Basic	$0.10	$(0.56)	$0.27
Diluted	$0.10	$(0.56)	$0.27

Note 10 – Employee Benefit Plans

U.S. Plan

We maintain a defined contribution pension plan for U.S. employees established pursuant to Section 401(k) of the Internal Revenue Code. The plan allows voluntary employee contributions and discretionary employer contributions. For the years ended December 31, 2018, 2017, and 2016, we expensed contributions of $0.3 million, $0.2 million, and $0.2 million, respectively.

ONESPAN INC.

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

The Company also includes a liability related to obligations to provide retirement benefits to employees who retire from the Company’s French subsidiary, as required by law. Per French regulations, each employee is entitled to a lump sum payment upon retirement based on years of service and salary at retirement. Benefit rights vest upon the statutory retirement age of 62. The obligation recorded represents the present value of amounts the Company expects to pay.

Components of net periodic pension cost:

	Year ended December 31,
	2018	2017	2016
in thousands
Service cost (gross)	$1,281	$1,397	$783
Interest cost	199	188	243
Expected return on plan assets	(327)	(199)	(157)
Amortization of unrecognized actuarial gain	18	45	—
Net periodic pension cost	$1,171	$1,431	$869

The net unfunded status of the Non-U.S. pension plans is as follows:

	As of December 31,
	2018	2017
Fair value of plan assets	$12,823	$12,390
Projected benefit obligation	(18,173)	(18,308)
Net unfunded benefit obligation	$(5,350)	$(5,918)

Net unfunded benefit obligation is recorded as other long-term liabilities in our consolidated Balance Sheets.

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

The change in the fair value of plan assets is as follows:

	Year ended December 31,
	2018	2017

Fair value of plan assets at January 1	$12,390	$11,024
Employee contributions	506	530
Actual return on plan assets	904	91
Benefits (paid), net of transfers	(1,601)	(1,277)
Employer contributions	971	992
Foreign exchange adjustment	(347)	1,030
Fair value of plan assets at December 31	$12,823	$12,390

The change in benefit obligations is as follows:

	Year ended December 31,
	2018	2017

Benefit obligations at January 1	$18,308	$16,690
Gross service cost	1,281	1,397
Interest cost	199	188
Employee contributions	506	530
Actuarial (gains)/losses	(672)	30
Plan amendment	560	(356)
Benefits (paid), net of transfers	(1,601)	(1,277)
Foreign exchange adjustment	(408)	1,106
Benefit obligations at December 31	$18,173	$18,308

Our investment policy meets our responsibility under local social legislation and aligns plan assets with liabilities, while minimizing risk. For the years ended December 31, 2018 and 2017, plan assets are invested in guaranteed investment contracts. Fair value of guaranteed investment contracts is surrender value. Fair value is determined using Level 3 inputs as defined by ASC 820, Fair Value Measurements. Changes in our plan assets are attributable to benefit payments and contributions as we have not actively traded our asssets during the years ended December 31, 2018 and December 31, 2017.

Other

The accumulated benefit obligation for the plans were $16.5 million and $16.7 million as of December 31, 2018 and 2017, respectively.

The Company expects to pay $1.0 million of contributions over the next twelve months.

The amounts reclassified out of other comprehensive income during the twelve months ended December 31, 2018, 2017, and 2016  were not material.

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

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

The following assumptions were utilized in pension calculations:

	As of December 31, 2018
	2018			2017
	(%)
Discount rates	0.9	-	1.8	0.7	-	1.5
Inflation	1.0	-	2.0	1.0	-	1.8
Expected return on plan assets	1.3	-	2.0	1.3	-	2.0
Rate of salary increases	2.0	-	2.8	2.0	-	2.8

Project future pension benefits as of December 31, 2018:

2019	$513
2020	446
2021	747
2022	785
2023	755
Beyond	3,953

Note 11 – Geographic, Customer and Supplier Information

In prior years, we classified our sales by our customers’ locations in four geographic regions: 1) EMEA, which included Europe, the Middle East, and Africa; 2) the United States, which includes sales in North, Central, and South America; and 3) Asia Pacific Rim; and 4) Other Countries, including Australia, Latin America and India. In 2017, we reorganized this structure into three groups by eliminating the other countries category. United States has been renamed the Americas and now includes Latin America and Canada. Australia and India are now included with Asia Pacific. Data for 2016 has been adjusted to agree to the new structure. Information regarding geographic areas for the years ended December 31, 2018, 2017, and 2016 is as follows:

	Europe,
	Middle East,
	Africa (EMEA)	Americas	Asia Pacific	Total
2018
Revenue	$103,293	$54,979	$54,008	$212,280
Gross profit	71,840	38,204	37,423	147,467
Long-lived assets	7,665	4,247	155	12,067

2017
Revenue	$92,859	$52,981	$47,451	$193,291
Gross profit	61,506	41,491	31,517	134,514
Long-lived assets	8,437	897	68	9,401

2016
Revenue	$95,897	$33,204	$63,203	$192,304
Gross profit	67,008	21,519	42,130	130,657
Long-lived assets	7,013	634	74	7,721

For the years 2018, 2017, and 2016, our top 10 customers contributed 24%,  27% and 36%, respectively, of total worldwide revenue. The majority of our products are manufactured by four independent vendors, headquartered in Hong Kong and Macau. Our hardware DIGIPASSES are assembled at facilities in mainland China.

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

Note 12 – Commitments and Contingencies

The company leases office space and automobiles under operating lease agreements. Future minimum rental payments required under non-cancelable leases are as follows:

Year	Amount
2019	$3,817
2020	3,081
2021	2,671
2022	2,244
2023	1,941
Thereafter	8,870
Total	$22,624

Rent expense under operating leases aggregated $4.9 million, $3.8 million and $3.4 million for the years ended December 31, 2018, 2017, and 2016, respectively. Rent expense is recorded on a straight-line basis over the life of the lease agreement.  The minimum lease payments above do not include common area maintenance (“CAM”) charges or real estate taxes under our operating leases, for which the Company is also obligated. These charges are generally not fixed and can fluctuate from year to year.

             At December 31, 2018, we have purchase obligations of $34.3 million, including $18.0 million of inventory purchase obligations which are expected to be consummated in the next 12 months, $14.1 million of committed hosting arrangements which will be used in the next 3 years, and $2.2 million for other software agreements related to the administration of our business which range from one to two years.

We include various types of indemnification clauses in our agreements. These indemnifications may include, but are not limited to, infringement claims related to our intellectual property, direct damages and consequential damages. The type and amount of such indemnifications vary substantially based on our assessment of risk and reward associated with each agreement. We believe the estimated fair value of these indemnification clauses is minimal, and we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. We have no liabilities recorded for these clauses as of December 31, 2018.

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

In addition, on January 13, 2016, we filed a letter with OFAC, with the conclusions that the Company and its subsidiaries made no direct sales to Iran or any party listed by OFAC as a Specially Designated National over the five-year period under review (i.e., June 1, 2010 to June 30, 2015). The letter further noted that the investigation did not

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

identify any involvement on the part of senior management officials of the Company, and to the contrary, noted that the Company’s executive management officials had sought to implement procedures and provided notices to the Company’s sales personnel to prevent the diversion of the Company’s products to unauthorized destinations and end users.

Based upon the OFAC guidelines for monetary penalties, in the fourth quarter of 2015, we accrued $0.9 million in Other Accrued Expenses for potential penalties if they are assessed by OFAC. During the third quarter of 2018, we received a closing letter from OFAC in which they concluded that the investigation into our voluntary filing was closed and that no penalties or other amounts would be assessed. We therefore consider the OFAC and BIS governmental aspects of this case to be concluded, and during the third quarter of 2018 reversed the $0.9 million accrual recorded in Other Accrued Expenses.

Following the June 2015 disclosure of the export controls related matter above, on July 28, 2015, a putative class action complaint was filed in the United States District Court for the Northern District of Illinois, captioned Linda J. Rossbach v. Vasco Data Security International, Inc., et al., case number 1:15‑cv‑06605, naming the Company and certain of its current and former executive officers as defendants and alleging violations under the Securities Exchange Act of 1934, as amended. The suit was purportedly filed on behalf of a putative class of investors who purchased securities of the Company between April 28, 2015 and July 28, 2015, and seeks to recover damages allegedly caused by the defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b‑5 promulgated thereunder. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. Pursuant to a September 1, 2015 scheduling order entered by the court, the lead plaintiff, once appointed, will have sixty days to file an amended complaint or notify the defendants that the lead plaintiff intends to rely on the current complaint. On January 30, 2017, the appointed lead plaintiff filed an amended complaint in which the allegations regarding OFAC related matters were dropped and replaced with allegations regarding public disclosures made by the defendants in April 2015 as compared to public statements made in July 2015, generally regarding the strength of the Company’s business and its future prospects. This case is now referred to by the name of the new lead plaintiff, Bunk. The defendants filed a motion to dismiss the Bunk complaint on March 31, 2017 and several other related motions and filings took place thereafter.

On September 30, 2018, the United States District Court for the Northern District of Illinois issued an opinion and order in which the court granted the Company’s motion to dismiss. Plaintiffs' amended complaint was dismissed without prejudice and the plaintiffs were granted leave by the court to file another amended complaint if they could find a way to remedy the deficiencies discussed in the Court's opinion by October 22, 2018. Plaintiffs did not file an amended complaint and have subsequently agreed to file a joint motion for dismissal of the case with prejudice. Such motion was approved by the Court on November 2, 2018, and the Company considers this case to be concluded.

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

On October 29, 2015, a defendant removed the Seltzer action to the United States District Court for the Northern District of Illinois. Thereafter, the plaintiff filed a motion to remand the action back to the Circuit Court of Cook County, Illinois, which was denied on February 3, 2016. On February 9, 2016, the court granted an agreed motion for voluntary dismissal of the Seltzer action, which dismissed the action with prejudice as to the named plaintiff’s individual claims. As for the Hooper action, the court voluntarily dismissed the case without prejudice on November 14, 2018.

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

On July 19, 2017, a derivative complaint was filed in the Circuit Court of Cook County, Illinois, captioned Fancesco D’Angelo v. Hunt, et. al., naming the Company’s Board of Directors and certain former officers as individual defendants and the Company as a nominal defendant. This complaint largely follows the allegations in the Bunk case. The D’Angelo case was consolidated with the Hooper case and dismissed at the same time. The above cases that stemmed from the 2015 OFAC matter have now been closed and the Company considers the litigation concluded.

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

   In February 2017, we learned an integrated reseller and certain end customers, were named as defendants in a patent infringement lawsuit in Japan related to our CRONTO technology. We have indemnification obligations in favor of our reseller and end customers and worked with them to defend such suit. In December 2017 the Japan Patent Office ruled the plaintiff’s patent is invalid. In February 2018, a trial court decision declared the plaintiff’s patent to be invalid. Plaintiff appealed both decisions. During the three months ended December 31, 2018, the appellate court ruled against the plaintiff in both cases. No further appeals are now available and we consider this matter to be closed.

    On March 14, 2017, a complaint was filed in the United States District Court for the District of Massachusetts, captioned StrikeForce Technologies, Inc. v. Vasco Data Security International, Inc., et al., claiming the Company infringed on certain patent rights of the plaintiff. On May 8, 2017, the Company answered the complaint denying the allegations of patent infringement. The parties then engaged in motion practice and discovery in the case. The plaintiff has also brought suit against various other companies in the cybersecurity industry. In one such suit in the federal district court for the Central District of California, on December 1, 2017, the court granted defendant’s motion to dismiss, finding that the StrikeForce asserted claims are invalid. StrikeForce appealed such decision. In light of such ruling, on December 20, 2017, the court in the Company’s case granted a stay of the proceedings pending the appeal in the related case. In February 2019, StrikeForce lost its appeal in the Federal Circuit and may now attempt to petition the U.S. Supreme Court. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend itself vigorously.

    From time to time, we have been involved in the litigation incidental to the conduct of our business. Excluding matters disclosed above, we are not  a party to any lawsuit or proceeding that, in management’s opinion, is likely to have a material adverse effect on its business, financial condition or results of operations.

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

Note 13 – Quarterly Results of Operations (unaudited)

The quarterly results of operations are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2018
Total revenues	$45,432	49,554	52,495	64,799
Gross profit	34,697	35,981	34,543	42,246
Operating costs	33,049	38,592	37,657	38,145
Operating income (loss)	1,648	(2,611)	(3,114)	4,101
Provision (benefit) for income taxes	629	(872)	(1,702)	650
Net income (loss)	1,792	(1,002)	(908)	3,964
Net income/(loss) per share:
Basic	$0.04	$(0.03)	$(0.02)	$0.10
Diluted	$0.04	$(0.03)	$(0.02)	$0.10

2017
Total revenues	$41,965	45,694	51,126	54,506
Gross profit	29,912	32,048	36,646	35,908
Operating costs	29,610	32,448	31,534	34,730
Operating income	302	(400)	5,112	1,178
Provision (benefit) for income taxes	233	313	2,558	27,786
Net income (loss)	573	110	2,755	(25,837)
Net income/(loss) per share:
Basic	$0.01	$0.00	$0.07	$(0.65)
Diluted	$0.01	$0.00	$0.07	$(0.65)

The fourth quarter of 2017 income taxes are significant due to the impact of Tax Reform, see Note 7 – Income Taxes.

Note 14 – Related Party

In August 2017, Able N.V. (“Able”), a wholly-owned subsidiary, was sold to an employee of Able for a de minimis amount. The operating results of Able through the date of sale are included in the consolidated financial statements as of December 31, 2017, and for the years ended December 31, 2017 and 2016, and are not significant to our consolidated results. In addition, our 2017 results include a loss on sale of approximately $0.2 million, recorded in general and administrative expense.

Concurrent with the sale, we provided Able an unsecured line of credit of 1.5 million Euro ($1.8 million at an exchange rate of $1.18 dollars per Euro). Interest accrues at the rate of 2% per annum. Beginning in August 2017, Able could take advances against the line of credit for a period of eighteen months followed by twelve quarterly repayments. As of December 31, 2018, no amounts have been advanced. In addition, we entered into a transition services agreement with Able whereby we agreed to provide certain administrative services for a period of three months and Able agreed to provide office space and consulting services for an agreed upon periodic fee as long as the services are provided.

SCHEDULE II

ONESPAN INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts for trade receivables.

		Provision		Foreign
	Beginning	for Bad		Currency	Ending
For the year ended December 31,	Balance	Debts	Chargeoffs	Translation	Balance
2018	$520	871	(239)	—	$1,152
2017	$535	120	(137)	2	$520
2016	$621	(85)	—	(1)	$535

See accompanying independent auditors’ report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2019.

OneSpan Inc.

/s/ Scott Clements
Scott Clements
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 15, 2019.

POWER OF ATTORNEY

Each of the undersigned, in his capacity as an officer or director, or both, as the case may be, of OneSpan Inc. does hereby appoint Scott Clements, and each of them severally, his true and lawful attorneys or attorney to execute in his name, place and stead, in his capacity as director or officer, or both, as the case may be, this Annual Report on Form 10‑K for the fiscal year ended December 31, 2018 and any and all amendments thereto and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission. Each of said attorneys shall have power to act hereunder with or without the other attorney and shall have full power and authority to do and perform in the name and on behalf of each of said directors or officers, or both, as the case may be, every act whatsoever requisite or necessary to be done in the premises, as fully and to all intents and purposes as to which each of said officers or directors, or both, as the case may be, might or could do in person, hereby ratifying and confirming all that said attorneys or attorney may lawfully do or cause to be done by virtue hereof.

SIGNATURE	TITLE

/s/ Scott Clements Scott Clements	President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ Mark S. Hoyt Mark S. Hoyt	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ John N. Fox, Jr. John N. Fox, Jr.	Chairman

/s/ Michael P. Cullinane Michael P. Cullinane	Director

/s/ Jean K. Holley Jean K. Holley	Director

/s/ T. Kendall Hunt T. Kendall Hunt	Director

/s/ Matthew Moog Matthew Moog	Director