Form 10-Q
period 2019-03-31
OneSpan Inc.
filed 2019-05-07
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

(312) 766‑4001

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Shares	OSPN	NASDAQ

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

There were 40,214,529 shares of Common Stock, $.001 par value per share, outstanding at April 30, 2019.

OneSpan Inc.

Form 10‑Q

For the Quarter Ended March 31, 2019

OneSpan Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

(unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash and equivalents	$69,907	$76,708
Short term investments	25,363	22,789
Accounts receivable, net of allowances of $1,339 in 2019 and $1,152 in 2018	59,084	59,631
Inventories, net	15,241	14,428
Prepaid expenses	5,720	4,733
Contract assets	4,672	7,962
Other current assets	6,731	5,705
Total current assets	186,718	191,956
Property and equipment:
Furniture and fixtures	7,688	7,613
Office equipment	11,077	11,059
Total Property and equipment:	18,765	18,672
Accumulated depreciation	(12,886)	(12,422)
Property and equipment, net	5,879	6,250
Operating lease right-of-use assets	8,768	—
Goodwill	92,730	91,841
Intangible assets, net of accumulated amortization	43,436	45,462
Deferred income taxes	5,581	5,601
Contract assets - non-current	4,027	3,316
Other assets	8,340	8,400
Total assets	$355,479	$352,826
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$14,957	$7,202
Deferred revenue	33,356	33,633
Accrued wages and payroll taxes	10,443	13,932
Short-term income taxes payable	3,429	6,905
Other accrued expenses	9,931	9,323
Deferred compensation	1,235	1,362
Total current liabilities	73,351	72,357
Long-term deferred revenue	10,428	10,672
Lease liability long term	7,852	—
Other long-term liabilities	5,605	7,075
Long-term income taxes payable	7,617	7,620
Deferred income taxes	2,668	2,661
Total liabilities	107,521	100,385
Stockholders' equity
Preferred stock: 500 shares authorized, none issued and outstanding at December 31, 2019 and 2018	—	—
Common stock: $.001 par value per share, 75,000 shares authorized; 40,215 and 40,225 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	40	40
Additional paid-in capital	93,644	93,310
Accumulated income	166,707	172,378
Accumulated other comprehensive loss	(12,433)	(13,287)
Total stockholders' equity	247,958	252,441
Total liabilities and stockholders' equity	$355,479	$352,826

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

(unaudited)

	Three months ended
	March 31,
	2019	2018
Revenue
Product and license	$31,861	$33,494
Services and other	15,747	11,938
Total revenue	47,608	45,432

Cost of goods sold
Product and license	11,316	8,185
Services and other	4,723	2,550
Total cost of goods sold	16,039	10,735

Gross profit	31,569	34,697

Operating costs
Sales and marketing	14,383	14,277
Research and development	10,495	5,797
General and administrative	9,870	10,774
Amortization of intangible assets	2,348	2,201
Total operating costs	37,096	33,049

Operating income (loss)	(5,527)	1,648

Interest income, net	135	393
Other income (expense), net	(551)	380

Income (loss) before income taxes	(5,943)	2,421
Provision (benefit) for income taxes	(272)	629

Net income (loss)	$(5,671)	$1,792

Net income (loss) per share
Basic	$(0.14)	$0.04
Diluted	$(0.14)	$0.04

Weighted average common shares outstanding
Basic	40,036	39,910
Diluted	40,036	40,059

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended March 31,
	2019	2018
Net income (loss)	$(5,671)	$1,792
Other comprehensive income (loss)
Cumulative translation adjustment, net	870	1,318
Pension adjustment, net	(16)	12
Comprehensive income (loss)	$(4,817)	$3,122

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the three months ended March 31, 2019:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
Description	Shares	Amount	Capital	Income	Income (Loss)	Equity
Balance at December 31, 2018	40,225	40	93,310	172,378	(13,287)	252,441
Net income (loss)	—	—	—	(5,671)	—	(5,671)
Foreign currency translation adjustment, net	—	—	—	—	870	870
Restricted stock awards	(10)	—	552	—	—	552
Tax payments for stock issuances	—	—	(218)	—	—	(218)
Pension adjustment, net	—	—	—	—	(16)	(16)
Balance at March 31, 2019	40,215	$40	$93,644	$166,707	$(12,433)	$247,958

For the three months ended March 31, 2018:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
Description	Shares	Amount	Capital	Income	Income (Loss)	Equity
Balance at December 31, 2017	40,086	40	90,307	156,151	(8,568)	237,930
Cumulative impact of change in accounting principles, net of tax	—	—	—	12,376	—	12,376
Net income	—	—	—	1,792	—	1,792
Foreign currency translation adjustment, net	—	—	—	—	1,318	1,318
Restricted stock awards	226	—	799	—	—	799
Pension adjustment, net	—	—	—	—	12	12
Balance at March 31, 2018	40,312	$40	$91,106	$170,319	$(7,239)	$254,226

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(5,671)	$1,792
Adjustments to reconcile net income (loss) from operations to net cash provided by (used in) operations:
Depreciation and amortization	2,862	2,747
Deferred tax expense (benefit)	(4)	(9)
Stock-based compensation	552	800
Accounts receivable, net	79	14,185
Inventories, net	(813)	535
Contract assets	2,578	(4,195)
Accounts payable	7,797	(3,360)
Income taxes payable	(3,491)	(3,012)
Accrued expenses	(5,560)	(821)
Deferred compensation	(126)	(1,258)
Deferred revenue	(455)	3,424
Other assets and liabilities	(1,485)	(1,102)
Net cash provided by (used in) operating activities	(3,737)	9,726

Cash flows from investing activities:
Purchase of short term investments	(4,475)	—
Maturities of short term investments	2,000	40,000
Additions to property and equipment	(176)	(2,296)
Net cash provided by (used in) investing activities	(2,651)	37,704

Cash flows from financing activities:
Tax payments for restricted stock issuances	(218)	(179)
Net cash used in financing activities	(218)	(179)

Effect of exchange rate changes on cash	(195)	572

Net increase (decrease) in cash	(6,801)	47,823
Cash, cash equivalents, and restricted cash, beginning of period	77,555	78,661
Cash, cash equivalents, and restricted cash, end of period	$70,754	$126,484

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “OneSpan,” “Company,” “we,” “our,” and “us,” refer to OneSpan Inc. and its subsidiaries.

Note 1 – Description of the Company and Basis of Presentation

Description of the Company

OneSpan Inc. and its wholly owned subsidiaries design, develop and market digital solutions for identity, security, and business productivity that protect and facilitate electronic transactions via mobile and connected devices. OneSpan has operations in Austria, Australia, Belgium, Brazil, Canada, China, France, Japan, The Netherlands, Singapore, Switzerland, the United Arab Emirates, the United Kingdom (U.K.), and the United States (U.S.).

Our operations are reported as a single operating segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of OneSpan and its subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018.

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

Foreign Currency Translation and Transactions

The financial position and results of the operations of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other income (expense), net. For the three months ended

March 31, 2019, foreign currency transactions resulted in a net loss of $0.9 million, compared to a net gain of $0.2 million for the same period in 2018.

The financial position and results of our operations in Singapore, Switzerland, and Canada are measured in U.S. Dollars. For these subsidiaries, gains and losses that result from foreign currency transactions are included in the consolidated statements of operations in other income (expense), net.

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

We recognize revenue in accordance with ASC 606 “Revenue from Contracts with Customers” (“Topic 606”). See Note 4 - Revenue for further details.

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

License Revenue: Revenue from the sale of software licensing is recorded upon the latter of when the customer receives the ability to access the software or when they are legally allowed to use the software.  No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized. Contracts with customers for distinct licenses of intellectual property include perpetual licenses, which grant the customer unlimited access to the software, and term licenses which limit the customer’s access to the software to a specific time period. The typical term license length is three years.  Customer payments normally correspond with delivery for perpetual licenses.  For term licenses, payments are made either on installment or upon initial delivery.  In limited circumstances, we integrate third party software solutions into our software products.  We have determined that, generally we act as the principal with respect to the satisfaction of the related performance obligation and record the corresponding revenue on a gross basis from these transactions. For transactions in which we do not act as the principal, we would recognize revenue on a net basis.  The fees paid to the third parties are recognized as a component of cost of goods sold when the revenue is recognized.

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

Professional Services: Professional services revenues are primarily comprised of implementing, automating and extending business processes, technology infrastructure, and software applications. Professional services revenues are recognized over time as services are rendered. Most projects are performed on a time and materials basis, while a portion of revenues is derived from projects performed on a fixed fee basis. For time and material contracts, revenues are generally recognized and invoiced by multiplying the number of hours expended in the performance of the contract by the hourly rates. For fixed fee contracts, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours.

Significant Judgments

We enter into contracts to deliver a combination of hardware devices, software licenses, subscriptions, maintenance and support and, in some situations, professional services.  The Company evaluates the nature of the goods or services promised in these arrangements to identify the distinct performance obligations. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. When a hardware client device and licenses to host software are sold in a contract, they are treated as a single performance obligation because the software license is deemed to be a component of the hardware that is integral to the functionality of the hardware that is used by our customers for identity authentication.  When a software client device is sold in a contract with host software, the licenses are considered a single performance obligation to deliver the authentication solution to the customer. In either of these types of arrangements, maintenance and support and professional services are typically distinct separate performance obligations from the hardware or software solutions.  Our contracts to deliver subscription services typically do not include multiple performance obligations; however, in certain limited cases, customers may purchase professional services that are distinct performance obligations.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are high-quality short term money market instruments and commercial paper with maturities at acquisition of three months or less. Cash and cash equivalents are held by a number of U.S. and non-U.S. commercial banks and money market investment funds. During the year ended December 31, 2018, we entered into a new lease agreement that required a letter of credit in the amount of $0.8 million to secure the obligation. The restricted cash related to this letter of credit is recorded in other non-current assets on the Consolidated Balance Sheets at March 31, 2019 and December 31, 2018.

Short Term Investments

Short term investments consist of U.S. treasury bills and notes, U.S. government agency notes, corporate notes, and high quality commercial paper with maturities at acquisition of more than three months and less than twelve months. Fair value is determined using Level 2 inputs as defined by ASC 820, Fair Value Measurements.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets ranging from three to ten years. Leasehold improvements are depreciated over the lesser of the remaining lease term or 10 years. Additions and improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts. Depreciation expense for the three months ended March 31, 2019 and 2018 of $0.5 million and $0.5 million, respectively, is included in operating expenses.

Leases

The Company adopted ASU 2016-02 as of January 1, 2019, using the modified retrospective approach. Prior period amounts have not been adjusted. In addition, the Company elected the following practical expedients:

•

The package of practical expedients permitted under the transition guidance within the new standard. The practical expedient package applies to leases commenced prior to adoption of the new standard and permits companies not to reassess whether existing or expired contracts contain a lease, the lease classification, and any initial direct costs for existing leases.

•	The short-term lease practical expedient, which allowed the Company to exclude short-term leases from recognition in the unaudited consolidated balance sheets;
•

We have lease agreements that contain lease and non-lease components. For automobile leases, we account for lease and non-lease components together. For office leases, we account for these components separately using a relative standalone selling price basis; and

•	We apply the portfolio approach to automobile leases with similar characteristics that commence in the same period.

The adoption of this accounting standard resulted in the recording of Operating lease right-of-use (“ROU”) assets and Operating lease liabilities of $9.2 million and $11.0 million, respectively, as of January 1, 2019. The difference between the asset and liability is a result of lease incentives, such as tenant improvement allowances, and deferred rent on the balance sheet at transition. The adoption of ASU 2016-02 had no impact on Retained earnings. See Note 8 - Leases for additional information.

Long Term Investments

Included in Other Assets is a minority equity investment in a company we believe may be beneficial in executing our strategy. At March 31, 2019 and December 31, 2018, investments were $4.1 million and $4.1 million, respectively. In accordance with ASC 325, Investments – Other , the investments are recorded at fair value using the alternative measurement method allowed for in ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), and are evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Software Development Costs

Software development costs are accounted for in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed.  Research costs and software development costs, prior to the establishment of technological feasibility, determined based upon the creation of a working model, are expensed as incurred. Our software capitalization policy defines technological feasibility as a functioning beta test prototype with confirmed manufacturability (a working model), within a reasonably predictable range of costs. Additional criteria include receptive customers, or potential customers, as evidenced by interest expressed in a beta test prototype, at some suggested selling price. Our policy is to amortize capitalized costs by the greater of (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally two to five years, including the period being reported on.  No material software development costs were capitalized during the three months ended March 31, 2019 and 2018.

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

Fair Value of Financial Instruments

At March 31, 2019 and December 31, 2018, our financial instruments were cash and equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies, as defined in ASC 820, Fair Value Measurements. The fair values of the financial instruments were not materially different from their carrying amounts at March 31, 2019 and December 31, 2018.

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

We operate in one reporting unit and have had no goodwill impairment recorded for the three months ended   March 31, 2019 and 2018.

Stock-Based Compensation

We have stock-based employee compensation plans, described in Note 10 – Long-Term Compensation Plan and Stock Based Compensation. ASC 718, Stock Compensation requires us to estimate the fair value of restricted stock granted to employees, directors and others and to record compensation expense equal to the estimated fair value. Compensation expense is recorded on a straight-line basis over the vesting period for time-based awards and on a graded basis for performance-based awards. Forfeitures are recorded as incurred.

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

Recently Issued Accounting Pronouncements

           In February 2016, the FASB issued ASU 2016-02, Leases. Since that date, the FASB has issued additional ASU’s clarifying certain aspects of ASU 2016-02. The new guidance supersedes the lease guidance under FASB Accounting Standards Codification (“ASC”) Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. The guidance requires a lessee to recognize on the Balance Sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases. Subsequent guidance issued after February 2016 did not change the core principle of ASU 2016-02. The Company adopted the new guidance effective January 1, 2019, using the modified retrospective method, which did not require the Company to adjust comparative periods. See the Adoption of ASU 2016-02 section in Note 2 – Summary of Significant Accounting Policies for additional information.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee share-based payment accounting, which is intended to reduce the cost and complexity of accounting for, and improve financial reporting for share-based payments to nonemployees for goods and services. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. The guidance should be applied prospectively and early adoption is permitted. We adopted this standard on January 1, 2019 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes that the issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

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

   The acquisition is accounted for as a business combination using the acquisition method of accounting, which requires the net assets acquired and liabilities assumed to be recognized at their fair values on the acquisition date. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q, and may be adjusted during the measurement period of up to twelve months from the date of acquisition. Any changes in the estimated fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.

As of March 31, 2019, the primary areas that are not yet finalized are the estimations of deferred tax assets and liabilities and income taxes payable as of the acquisition date. We are still in the process of seeking and evaluating information used in the estimation of these fair value estimates as of the acquisition date.

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
	$17,900

            The results of operations of Dealflo subsequent to the acquisition date have been included in the consolidated statement of operations for the three months ended March 31, 2019. Revenue generated by Dealflo for the three months ended March 31, 2019 was $1.9 million. Dealflo net losses included in the results of operations for the three months ended March 31, 2019 was $1.4 million.

Unaudited Pro Forma Financial Information

The following presents the unaudited pro forma combined results of operations of the Company with Dealflo for the three months ended March 31, 2018, assuming Dealflo was acquired at the beginning of 2017, and after giving effect to certain pro forma adjustments. Pro forma adjustments for the three months ended March 31, 2018 reflect estimated amortization expense for intangible assets purchased of $0.8 million, and the elimination of $0.1 million of revenue related to intercompany transactions.

These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisition actually occurred on January 1, 2017 or of the future results of operations of the consolidated entities (in thousands except per share data):

Three months ended March 31,
2018

Revenue	$47,493
Net loss	(698)
Basic net loss per share	(0.02)
Diluted net loss per share	(0.02)
Shares used in computing basic and diluted net loss per share	39,910

Note 4 – Revenue

We recognize revenue in accordance with ASC 606 “Revenue from Contracts with Customers” (“Topic 606”), as described below.

Term Licenses

          The Company considers revenue from arrangements that include term licenses to our software to be functional intellectual property. This requires recognition at the point in time all of the revenue recognition criteria under Topic 606 are met, which for the Company is generally when the customer is provided access to the software and the license term has commenced.

Revenue from the license of software is recorded upon shipment or, if an acceptance period is allowed, at the latter of shipment or customer acceptance. No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of returns at the time revenue is recognized. We have established a stand-alone selling price (SSP) for all other performance obligations in the contract. Accordingly, the Company recognizes revenue from these licenses, based on the residual approach due to highly variable pricing, at the beginning of the license period and recognizes the transaction price allocated to the other performance obligations in the contract (typically maintenance and support) over the period in which those performance obligations are satisfied. This is consistent with the method of recognizing revenue for perpetual licenses of intellectual property.  Fees paid to third party software providers in term license arrangements are recognized when the term license revenues are recognized.

For large-volume transactions, we may negotiate a specific price that is based on the number of users of the software license or quantities of hardware supplied. The per unit prices for large-volume transactions are generally lower than transactions for smaller quantities and the price differences are commonly referred to as volume-purchase discounts.

Disaggregation of Revenues

The following tables present our revenues disaggregated by major products and services, geographical region and timing of revenue recognition.

Revenue by major products (in thousands)

	Three Months Ended March 31,
	2019	2018
Hardware products	$24,290	$17,491
Software licenses	7,571	16,003
Subscription	5,251	2,970
Professional services	809	964
Maintenance, support and other	9,686	8,004
Total Revenue	$47,608	$45,432

Revenue by location of customer for the three months ended March 31, 2019 and 2018 (in thousands)

	EMEA	Americas	APAC	Total
Total Revenue:
2019	$25,599	$12,731	$9,278	$47,608
2018	$18,387	$15,921	$11,124	$45,432

Percent of Total:
2019	54%	27%	19%	100%
2018	40%	35%	25%	100%

Timing of revenue recognition (in thousands)

	Three months ended
	March 31, 2019	March 31, 2018
Products and Licenses transferred at a point in time	$31,861	$33,494
Services transferred over time	15,747	11,938
Total Revenue	$47,608	$45,432

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	March 31,	December 31,
	2019	2018
Receivables, inclusive of trade and unbilled	$59,084	$59,631
Contract Assets (current and non-current)	$8,699	$11,278
Contract Liabilities (Deferred Revenue current and non-current)	$43,784	$44,305

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

During the three months ended March 31, 2019, the Company’s contract asset balances decreased approximately $2.6 million, primarily due to billings exceeding new term contracts during the period. Deferred revenue decreased in the same period due to timing of annual renewals.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

in thousands	2019	2020	2021	Beyond 2021	Total
Future revenue related to current unsatisfied performance obligations	$6,615	$6,226	$4,090	$10,251	$27,182

The Company applies practical expedients and does not disclose information about remaining performance obligations (a) that have original expected durations of one year or less, or (b) where revenue is recognized as invoiced.

Costs of obtaining a contract

The Company incurs incremental costs related to commissions, which can be directly tied to obtaining a contract. The Company capitalizes commissions associated with certain new contracts and amortizes the costs over a period of benefit based on the transfer of goods or services that we have determined to be up to seven years.  The Amortization is reflected in Sales and Marketing in the Statements of Operations. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors, including customer attrition.  Commissions are earned upon receipt of payment by the customer and requires the employee to be a current employee.  For contracts with multiple year payment terms, as the commissions that are payable after year 1 are payable based on continued employment, they are expensed when incurred.   Commissions and amortization expense are included in Sales and Marketing expenses on the consolidated statements of operations.

Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period for the assets that the Company otherwise would have recognized is one year or less.  These costs are included in Sales and Marketing expense in the consolidated statements of operations.

The following tables provide information related to the capitalized costs and amortization recognized in the current and prior periods:

in thousands	March 31, 2019	December 31, 2018
Capitalized costs to obtain contracts, current	$459	$413
Capitalized costs to obtain contracts, non-current	$2,307	$2,150

	Three months ended	Three months ended
in thousands	March 31, 2019	March 31, 2018
Amortization of capitalized costs to obtain contracts	$109	$65
Impairments of capitalized costs to obtain contracts	$-	$-

Note 5 – Inventories, net

Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the FIFO method.

Inventories, net are comprised of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)
Component parts	$8,371	$5,445
Work-in-process and finished goods	6,870	8,983
Total	$15,241	$14,428

Note 6 – Goodwill

Goodwill activity for the three months ended March 31, 2019 consisted of the following:

in thousands
Net balance at December 31, 2018	$91,841
Net foreign currency translation	889
Net balance at March 31, 2019	$92,730

Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuations. No impairment of goodwill was recorded during the three months ended March 31, 2019 or March 31, 2018.

Note 7 – Intangible Assets

Intangible asset activity for the three months ended March 31, 2019 is detailed in the following table.

in thousands	Acquired Technology	Customer Relationships	Other	Total Intangible Assets
Net balance at December 31, 2018	$8,795	$30,408	$6,259	$45,462
Net foreign currency translation	120	214	(12)	322
Amortization expense	(882)	(912)	(554)	(2,348)
Net balance at March 31, 2019	$8,033	$29,710	$5,693	$43,436

March 31, 2019 balance at cost	$42,612	$39,359	$13,705	$95,676
Accumulated amortization	(34,579)	(9,649)	(8,012)	(52,240)
Net balance at March 31, 2019	$8,033	$29,710	$5,693	$43,436

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations.

Note 8 – Leases

As mentioned in Note 2 – Summary of Significant Accounting Policies, the Company adopted ASU 2016-02, Leases on January 1, 2019, using the modified retrospective approach.  The adoption of this accounting standard resulted in the recording of operating lease right-of-use (“ROU”) assets of $9.2 million in Operating lease right-of use assets, and operating lease liabilities of $2.5 million and $8.5 million in Other accrued expenses and Long-term lease liabilities, respectively, as of January 1, 2019, to capture the cumulative effect of the standard. The difference between the asset and liability is a result of lease incentives, such as tenant improvement allowances, and deferred rent on the balance sheet at transition.

The Company leases certain real estate and automobiles. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the unaudited consolidated balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company determines if an arrangement is a lease at inception. All of our leases are operating leases.

Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company uses its imputed collateralized rate based on the information available at the commencement date in determining the present value of lease payments. Operating lease ROU assets are comprised of the lease liability plus prepaid rents and are reduced by lease incentives or deferred rents. The Company has lease agreements with non-lease components which are not bifurcated.

Some of our leases include one or more options to renew, with renewal terms that can extend the lease from one to five years. The exercise of a lease renewal option typically occurs at the discretion of both parties. Certain leases also include options to purchase the leased property at fair value. For purposes of calculating operating lease liabilities, lease terms are deemed not to include options to extend the lease termination until it is reasonably certain that the Company will exercise that option. Certain of the Company’s lease agreements include payments adjusted periodically for inflation based on the consumer price index. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Operating lease costs for the three months ended March 31, 2019 included $0.9 million attributable to building rent, and $0.3 million attributable to automobile rentals. Operating lease costs for the three months ended March 31, 2018 included $0.8 million attributable to building rent, and $0.3 million attributable to automobile rentals.

Supplemental unaudited consolidated balance sheet information related to leases is as follows:

	March 31, 2019	Balance Sheet Classification
in thousands
Leases
Assets	8,768	Operating lease right-of-use assets
Operating lease assets	$8,768

Liabilities
Current
Operating lease liabilities	$3,075	Other accrued expenses

Noncurrent
Operating lease liabilities	7,852	Lease liability long term
Total lease liabilities	$10,927

The weighted average remaining lease term for our operating leases is 5.8 years. The weighted-average discount rate for our operating leases is 4.9%.

Supplemental unaudited interim consolidated cash flow information related to leases is as follows:

Three Months Ended
March 31, 2019
(in $ thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$323

ROU assets obtained in exchange for new operating lease liabilities	$387

Maturities of our operating leases are as follows:

As of March 31, 2019
(in $ thousands)
2019	$2,760
2020	2,450
2021	1,940
2022	1,526
2023	1,198
Later years	2,942
Less imputed interest	(1,889)
Total lease obligations	$10,927

Disclosures related to periods prior to adoption of ASU 2016-02

Operating lease rent expense was $4.9 million for the year ended December 31, 2018. Future minimum lease payments under non-cancelable rental and lease agreements which had initial or remaining terms in excess of one year are as follows:

As of December 31, 2018
(in $ thousands)
2019	$3,817
2020	3,081
2021	2,671
2022	2,244
2023	1,941
Later years	8,870
Minimum lease commitments	$22,624

During the year ended December 31, 2018, we entered into a new lease agreement which will commence during the three months ended September 30, 2019. We estimate that the undiscounted future minimum obligations related to this lease will be approximately $7.4 million. This obligation is disclosed as part of our future minimum lease obligations table above.

Note 9 – Income Taxes

Our estimated annual tax rate for 2019 before discrete items is expected to be approximately 59%. Our global effective tax rate is higher than the U.S. statutory tax rate of 21% primarily due to forecasted losses in jurisdictions for which a valuation allowance will be required. Our ultimate tax expense will depend on the mix of earnings in various jurisdictions. Income taxes paid during the three months ended March 31, 2019 was $4.0 million.

At December 31, 2018, we had deferred tax assets of $24.6 million resulting from foreign and state NOL carryforwards of $132.2 million and other foreign deductible carryforwards of $37.0 million. At December 31, 2018, we had a valuation allowance of $15.2 million against deferred tax assets related to certain carryforwards.

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

Note 10 – Long-Term Compensation Plan and Stock Based Compensation (share counts in thousands)

In prior periods, the Company has awarded shares of time-based restricted stock and unissued shares subject to future performance criteria under the OneSpan Inc. 2009 Equity Incentive Plan.

The 2009 Equity Incentive Plan terminated on December 19, 2018, and no additional securities remained for issuance. The 2019 Omnibus Incentive Plan was adopted by the Board of Directors on February 1, 2019 and is being submitted to stockholders for approval at the annual shareholder meeting to be held in the second quarter of 2019.

The following table details long-term compensation plan and stock-based compensation expense for the three and months ended March 31, 2019 and 2018:

	Three months ended
	March 31,
	2019	2018
in thousands	(in thousands)
Restricted stock	$552	$800
Long-term compensation plan	503	552
Total compensation	$1,055	$1,352

Note 11 – Earnings per Share (share counts in thousands)

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive. Because the Company is in a net loss position for the three months ended March 31, 2019, diluted net loss per share for this period excludes the effects of common stock equivalents, which are anti-dilutive.

The details of the earnings per share calculations for the three months ended March 31, 2019 and 2018 are as follows:

	Three months ended
	March 31,
in thousands, except per share data	2019	2018
Net income (loss)	$(5,671)	$1,792
Weighted average common shares outstanding:
Basic	40,036	39,910
Incremental shares with dilutive effect:
Restricted stock awards	—	149
Diluted	40,036	40,059

Net income (loss) per share:
Basic	$(0.14)	$0.04
Diluted	$(0.14)	$0.04

  Note 12 – Legal Proceedings and Contingencies

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

We include various types of indemnification clauses in our agreements. These indemnifications may include, but are not limited to, infringement claims related to our intellectual property, direct damages and consequential damages. The type and amount of such indemnifications vary substantially based on our assessment of risk and reward associated with each agreement. We believe the estimated fair value of these indemnification clauses is minimal, and we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. We have no liabilities recorded for these clauses as of March 31, 2019.

On March 14, 2017, a complaint was filed in the United States District Court for the District of Massachusetts, captioned StrikeForce Technologies, Inc. v. Vasco Data Security International, Inc., et al., claiming the Company infringed on certain patent rights of the plaintiff. On May 8, 2017, the Company answered the complaint denying the allegations of patent infringement. The parties then engaged in motion practice and discovery in the case. The plaintiff has also brought suit against various other companies in the cybersecurity industry. In one such suit in the federal district court for the Central District of California, on December 1, 2017, the court granted defendant’s motion to dismiss, finding that the StrikeForce asserted claims are invalid. StrikeForce appealed such decision. In light of such ruling, on December 20, 2017, the court in the Company’s case granted a stay of the proceedings pending the appeal in the related case. On April 16, 2019, the Court dismissed the claims of StrikeForce against us with prejudice. We consider this case to be closed.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q, contains forward-looking statements within the meaning of applicable U.S. Securities laws, including statements regarding the potential benefits, performance, and functionality of our products and solutions, including future offerings; our expectations, beliefs, plans, operations and strategies relating to our business and the future of our business; our acquisitions to date and our strategy related to future acquisitions; and our expectations regarding our financial performance in the future. Forward-looking statements may be identified by words such as "seek", "believe", "plan", "estimate", "anticipate", expect", "intend", and statements that an event or result "may", "will", "should", "could", or "might" occur or be achieved and any other similar expressions.  These forward-looking statements involve risks and uncertainties, as well as assumptions which, if they do not fully materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could materially affect our business and financial results include, but are not limited to: market acceptance of our products and solutions and competitors’ offerings; the potential effects of technological changes; our ability to effectively identify, purchase and integrate acquisitions; the execution of our transformative strategy on a global scale; the increasing frequency and sophistication of hacking attacks; claims that we have infringed the intellectual property rights of others; changes in customer requirements; price competitive bidding; changing laws, government regulations or policies; pressures on price levels; investments in new products or businesses that may not achieve expected returns; impairment of goodwill or amortizable intangible assets causing a significant charge to earnings; exposure to increased economic and operational uncertainties from operating a global business as well as those factors set forth in our Form 10-K (and other forms) filed with the Securities and Exchange Commission. In particular, we direct you to the risk factors contained under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our

Form 10-K. In addition, we direct you to our financial statements and the accompanying Notes to Financial Statements contained in this Report. Our SEC filings and other important information can be found on the Investor Relations section of our website at ir.onespan.com. We do not have any intent, and disclaim any obligation, to update the forward-looking information to reflect events that occur, circumstances that exist, or changes in our expectations after the date of this Report.

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

While we did not experience any cyber incident in the first three months of 2019 that had a significant impact on our business, it is possible that we could experience an incident in 2019 or future years, which could result in unanticipated costs.

Currency Fluctuation

During the three months ended March 31, 2019, approximately 73% of our revenue was generated outside of the United States. While the majority of our revenues are generated outside of the United States, the majority of our revenue earned during the three months ended March 31, 2019 was denominated in U.S. Dollars. We estimate that approximately 65% of our revenue for the three months ended March 31, 2019 was denominated in U.S. Dollars.

In addition, during the three months ended March 31, 2019, approximately 70% of our operating expenses were incurred outside of the United States. As a result, changes in currency exchange rates, especially the Euro exchange rate and the Canadian Dollar exchange rate, can have a significant impact on revenue and expenses.

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

The financial position and the results of operations of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland, Singapore and Canada, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates generated other comprehensive income of $0.9 million and $1.3 million for the three months ended March 31, 2019 and March 31, 2018, respectively. These amounts are included as a separate component of stockholders’ equity. The functional currency for our subsidiaries in Switzerland, Singapore and Canada is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other income (expense), net. Foreign exchange transaction losses aggregated $0.9 million for the three months ended March 31, 2019 compared to gains of $0.2 million for the three months ended March 31, 2018.

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

Historically, operating expenses have been impacted by changes in foreign exchange rates. We estimate the change in currency rates in the first three months of 2019 compared to the same period in 2018 resulted in a decrease in operating expenses of approximately $1.1 million.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Operating expenses for the three months ended March 31, 2019 included $0.5 million of expenses related to long-term incentive plan costs compared to $0.6 million of long-term incentive plan costs for the three months ended March 31, 2018.

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

These two subsidiaries have entered into agreements with most of the other OneSpan entities under which those other entities provide services to our U.S. and Swiss subsidiaries on either a percentage of revenue or on a cost plus basis or both. Under this structure, the earnings of our service provider subsidiaries are relatively constant. These service provider companies tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings tend to flow to the U.S. company and Swiss company. In 2019, earnings flowing to the U.S. company are expected to be taxed at a rate of 21% to 25%, while earnings flowing to the Swiss company are expected to be taxed at a rate ranging from 11% to 12%. A Canadian subsidiary currently sells and services global customers directly.

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

	Three months ended March 31,
	2019	2018	% Change
	(in thousands)
Revenue
Product and license	$ 31,861	$ 33,494	-5%
Services and other	15,747	11,938	32%
Total revenue	$ 47,608	$ 45,432	5%

% of Total Revenue
Product and license	67%	74%
Services and other	33%	26%

Total revenue increased $2.2 million or 5%, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Product and license revenue decreased by $1.6 million or 5% during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, which was driven by lower sales of software licenses, partially offset by higher hardware revenue.

Services and other revenue increased by $3.8 million, or 32% during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was due to higher subscription and maintenance revenue.

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

Revenue by Geographic Regions: We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes sales in North, Central, and South America; and 3) Asia Pacific (APAC), which also includes Australia, New Zealand, and India. The breakdown of revenue in each of our major geographic areas was as follows:

	Three months ended March 31,
	2019	2018	% Change
	(in thousands)
Revenue
EMEA	$ 25,599	$ 18,387	39%
Americas	12,731	15,921	-20%
APAC	9,278	11,124	-17%
Total revenue	$ 47,608	$ 45,432	5%

% of Total Revenue
EMEA	54%	40%
Americas	27%	35%
APAC	19%	24%

Revenue generated in EMEA during the three months ended March 31, 2019 was $25.6 million, or 39% higher than the three months ended March 31, 2018. The increase in revenue is driven by higher hardware revenue.

Revenue generated in the Americas during the three months ended March 31, 2019 was $12.7 million, or 20% lower than the three months ended March 31, 2018, driven by a decrease in perpetual license software revenue.

Revenue generated in the Asia Pacific region during the three months ended March 31, 2019 was $9.3 million, or 17% lower than the three months ended March 31, 2018. The revenue decrease was driven by lower revenue from software licenses.

Cost of Goods Sold and Gross Margin

	Three months ended March 31,		Change
	2019	2018	$	%
	(in thousands)
Cost of goods sold
Product and license	$ 11,316	$ 8,185	$ 3,131	38%
Services and other	4,723	2,550	2,173	85%
Total cost of goods sold	$ 16,039	$ 10,735	$ 5,304	49%

Gross profit	$ 31,569	$ 34,697	(3,128)	-9%

Gross margin
Product and license	64%	76%
Services and other	70%	79%
Total gross margin	66%	76%

The cost of product and license revenue increased $3.1 million, or 38% during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, due to a product mix of  higher hardware revenue as a percentage of total revenue.

The cost of services and other revenue increased by $2.2 million, or 85% during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, driven primarily by higher cloud service costs. Increased software costs from Dealflo contributed to $0.4 million of the increase.

Gross profit decreased $3.1 million, or 9% during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Gross profit margin was 66% for the three months ended March 31, 2019, compared to 76% for the three months ended March 31, 2018. The decrease in profit margin for the three months ended March 31, 2019 was driven by higher hardware revenue as a percentage of total revenue and a decrease in service margins.

The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies including the Euro. As the U.S. Dollar strengthened against the Euro for the three months ended March 31, 2019 compared to the same period of 2018, revenue from sales made in Euros decreased, as measured in US Dollars, without a corresponding change in the cost of goods sold. The impact of changes in currency rates are estimated to have decreased revenue by approximately $1.8 million for the three months ended March 31, 2019. Had currency rates in 2019 been equal to rates in 2018, the gross profit margin would have been approximately 3.8 percentage points higher for the three months ended March 31, 2019.

Operating Expenses

	Three months ended March 31,		Change
	2019	2018	$	%
	(in thousands)
Operating costs
Sales and marketing	$14,383	$14,277	$ 106	1%
Research and development	10,495	5,797	4,698	81%
General and administrative	9,870	10,774	(904)	-8%
Amortization of intangible assets	2,348	2,201	147	7%
Total operating costs	$37,096	$33,049	$ 4,047	12%

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2019 were $14.4 million, an increase of $0.1 million, or 1%, from the three months ended March 31, 2018.

Average full-time sales, marketing, support, and operating employee headcount for the three months ended March 31, 2019 was 320, compared to 317 for the three months ended March 31, 2018. Headcount was 1% higher for the three months ended March 31, 2019, compared to the same period in 2018.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2019, were $10.5 million, an increase of $4.7 million, or 81%, from the three months ended March 31, 2018. The increase in expense was driven by higher cloud services costs for our test environment and increased headcount. Additional investment in research and development from Dealflo accounted for $1.7 million of costs during the three months ended March 31, 2019.

Average full-time research and development employee headcount for the three months ended March 31, 2019 was 298, compared to 209 for the three months ended March 31, 2018. Average headcount was approximately 42% higher for the three months ended March 31, 2019, when compared to the same period in 2018.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2019 were $9.9 million, a decrease of $0.9 million, or 8%, from the three months ended March 31, 2018 which was driven by lower long-term incentive plan spend and other lower employee benefits spend.

Average full-time general and administrative employee headcount for the three months ended March 31, 2019 was 110, compared to 100 for the three months ended March 31, 2018.  Average headcount was approximately 10% higher for the three months ended March 31, 2019, when compared to the same period in 2018.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended March 31, 2019 was $2.3 million, an increase of $0.1 million or 7% from the comparable period in 2018. The increase in amortization expense was driven by additional expense for intangible assets acquired during the second quarter of 2018 as a result of the Dealflo acquisition, partially offset by decreased amortization expense as a result of writing off certain intangible assets as a result of the rebranding during 2018.

Interest Income, net

	Three months ended March 31,		Change
	2019	2018	$	%
	(in thousands)
Interest income, net	$ 135	$ 393	$ (258)	-66%

          Interest income, net was $0.1 million for the three months ended March 31, 2019, compared to $0.4 million for the same period in 2018. The decrease in interest income, net for the three months ended March 31, 2019 compared to the same periods in 2018 reflects a decrease in our short term investment balance.

Other Income (Expense), net

	Three months ended March 31,		Change
	2019	2018	$	%
	(in thousands)
Other income (expense), net	$ (551)	$ 380	$ (931)	NM

Other income (expense), net primarily includes subsidies received from foreign governments in support of our research and development in those countries, exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, and other miscellaneous non-operational, non-recurring expenses.

Other income (expense), net for the three months ended March 31, 2019 was $(0.6) million, compared to $0.4 million for the comparable period of 2018. Higher expense was driven by losses resulting from foreign currency transactions, partially offset by government subsidies.

Provision (Benefit) for Income Taxes

	Three months ended March 31,		Change
	2019	2018	$	%
	(in thousands)
Provision (benefit) for income taxes	$ (272)	$ 629	$ (901)	NM

           The Company recorded an income tax benefit for the three months ended March 31, 2019 of $0.3 million, compared to expense of $0.6 million for the three months ended March 31, 2018. The benefit recorded for the three months ended March 31, 2019 was attributable to the loss in the period (See Note 9 – Income Taxes).

Liquidity and Capital Resources

At March 31, 2019, we had net cash balances (total cash and cash equivalents) of $69.9 million and short-term investments of $25.4 million. Short term investments consist of U.S. treasury bills and notes, government agency notes, corporate notes, and high quality commercial paper with maturities at acquisition of more than three months and less than twelve months.

At December 31, 2018, we had net cash balances (total cash and cash equivalents) of $76.7 million and short-term investments of $22.8 million.

During the year ended December 31, 2018, we entered into a new lease agreement that required a letter of credit in the amount of $0.8 million to secure the obligation. The restricted cash related to this letter of credit is recorded in other non-current assets on the Consolidated Balance Sheet at March 31, 2019 and December 31, 2018.

Our working capital at March 31, 2019 was $113.4 million, a decrease of $6.2 million or 5% from $119.6 million at December 31, 2018. The decrease is driven largely by the operating losses incurred during the quarter.

As of March 31, 2019, we held $67.5 million of cash and cash equivalents in subsidiaries outside of the United States. Of that amount, $67.3 million is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.

We believe that our financial resources are adequate to meet our operating needs over the next twelve months.

Our cash flows are as follows:

	Three Months ended March 31,
	2019	2018
	(in thousands)
Cash provided by (used in):
Operating activities	$ (3,737)	$ 9,726
Investing activities	(2,651)	37,704
Financing activities	(218)	(179)
Effect of foreign exchange rate changes on cash and cash equivalents	(195)	572

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

For the three months ended March 31, 2019, net cash used in operating activities was $3.7 million, compared to net cash provided by operating activities of $9.7 million during the three months ended March 31, 2018. The decrease is primarily due to lower working capital and a net loss of $5.7 million for the three months ended March 31, 2019, compared to net income of $1.8 million for the three months ended March 31, 2018.

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

For the three months ended March 31, 2019, net cash used in investing activities was $2.7 million, compared to net cash provided by investing activities of $37.7 million for the three months ended March 31, 2018. The decrease is largely driven by the maturity of $40.0 million of investments during the three months ended March 31, 2018.

Critical Accounting Policy

Our accounting policies are fully described in Note 1 - Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 2 – Summary of Significant Accounting Policies to our Interim Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2019. We believe our most critical accounting policies include revenue recognition, purchase accounting and related fair value measurements and accounting for income taxes.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2019.  For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 4 - Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who, respectively, are our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure (i) the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness in our internal control over financial reporting described below and further in our Annual Report on Form 10-K for the year ended December 31, 2018, that our disclosure controls and procedures were not effective as of March 31, 2019.

Changes in Internal Controls

As discussed in Item 9A. of our Annual Report on Form 10-K for the year ended December 31, 2018, Management identified control deficiencies that constituted a material weakness in our internal control over financial reporting as of December 31, 2018.

The Company has implemented additional controls and is in the process of executing a remediation plan. Management expects remediation of the material weakness will be completed in the fiscal year 2019.

Additionally, the Company concluded the implementation of a new global enterprise resource planning (“ERP”) system during the three months ended March 31, 2019. This ERP system has replaced our existing operating and financial systems and is designed to accurately maintain the Company’s financial records, enhance operational functionality, and provide timely information to the Company’s management team related to the operation of the business.

We also implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of ASC 842 to facilitate the adoption on January 1, 2019, as well as our on-going accounting.

Subject to the foregoing, there were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We cannot predict the outcome of legal or other proceedings with certainty, including the legal proceedings which are summarized in “Note 12 – Legal Proceedings and Contingencies” included in our Notes to Condensed Consolidated Financial Statements, incorporated herein by reference, and “Note 12 – Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission. Any reasonably possible loss or range of loss associated with any individual legal proceeding that can be estimated, is provided in Note 12 to Condensed Consolidated Financial Statements contained herein.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of its shares of common stock during the first quarter of 2019:

			Total Number
			of Shares	Maximum
			Purchased as	Number of Shares
	Total		Part of Publicly	that May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares Purchased	Price Paid	Plans or	the Plans or
Period	(1)	per Share	Programs (2)	Programs (2)
January 1, 2019 through January 31, 2019	13,785	$12.90	—	—
February 1, 2019 through February 28, 2019	—	—	—	—
March 1, 2019 through March 31, 2019	1,144	$21.35	—	—

(1.)	All transactions represent surrender of vested shares in satisfaction of tax withholdings by grantees under the 2009 Equity Incentive Plan.
(2.)	The Company has no publicly announced plans or programs to repurchase its shares.

Item 6 - Exhibits

Exhibit 31.1 - Rule 13a‑14(a)/15d‑14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2019.

Exhibit 31.2 - Rule 13a‑14(a)/15d‑14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2019.

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2019.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2019.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2019.

OneSpan Inc.

/s/ Scott Clements
Scott Clements
Chief Executive Officer (Principal Executive Officer)

/s/ Mark S. Hoyt
Mark S. Hoyt
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)