Form 10-Q
period 2019-06-30
OneSpan Inc.
filed 2019-07-31
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM       TO

Commission file number 000‑24389

OneSpan Inc.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36‑4169320
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

121 West Wacker Drive, Suite 2050

Chicago, Illinois 60601

(Address of Principal Executive Offices) (Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).  ☐ Yes ☒ No

There were 40,335,271 shares of Common Stock, $.001 par value per share, outstanding at July 30, 2019.

OneSpan Inc.

Form 10‑Q

For the Quarter Ended June 30, 2019

OneSpan Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

(unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash and equivalents	$49,126	$76,708
Short term investments	26,296	22,789
Accounts receivable, net of allowances of $1,857 in 2019 and $1,152 in 2018	68,185	59,631
Inventories, net	20,220	14,428
Prepaid expenses	7,016	4,733
Contract assets	5,167	7,962
Other current assets	7,516	5,705
Total current assets	183,526	191,956
Property and equipment:
Furniture and fixtures	7,769	7,613
Office equipment	11,862	11,059
Total Property and equipment:	19,631	18,672
Accumulated depreciation	(13,397)	(12,422)
Property and equipment, net	6,234	6,250
Operating lease right-of-use assets	8,278	—
Goodwill	92,903	91,841
Intangible assets, net of accumulated amortization	40,571	45,462
Deferred income taxes	5,594	5,601
Contract assets - non-current	1,987	3,316
Other assets	8,080	8,400
Total assets	$347,173	$352,826
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,643	$7,202
Deferred revenue	28,322	33,633
Accrued wages and payroll taxes	12,997	13,932
Short-term income taxes payable	1,341	6,905
Other accrued expenses	8,366	9,323
Deferred compensation	1,029	1,362
Total current liabilities	63,698	72,357
Long-term deferred revenue	14,173	10,672
Lease liability long term	7,474	—
Other long-term liabilities	5,885	7,075
Long-term income taxes payable	7,111	7,620
Deferred income taxes	4,017	2,661
Total liabilities	102,358	100,385
Stockholders' equity
Preferred stock: 500 shares authorized, none issued and outstanding at December 31, 2019 and 2018	—	—
Common stock: $.001 par value per share, 75,000 shares authorized; 40,342 and 40,225 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	40	40
Additional paid-in capital	94,272	93,310
Accumulated income	164,246	172,378
Accumulated other comprehensive loss	(13,743)	(13,287)
Total stockholders' equity	244,815	252,441
Total liabilities and stockholders' equity	$347,173	$352,826

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue
Product and license	$40,117	$34,986	$71,978	$68,480
Services and other	16,117	14,568	31,864	26,506
Total revenue	56,234	49,554	103,842	94,986

Cost of goods sold
Product and license	13,451	10,391	24,767	18,576
Services and other	4,429	3,182	9,152	5,732
Total cost of goods sold	17,880	13,573	33,919	24,308

Gross profit	38,354	35,981	69,923	70,678

Operating costs
Sales and marketing	16,040	16,622	30,423	30,899
Research and development	11,977	8,016	22,472	13,813
General and administrative	10,180	11,210	20,050	21,984
Amortization / impairment of intangible assets	2,368	2,744	4,716	4,945
Total operating costs	40,565	38,592	77,661	71,641

Operating loss	(2,211)	(2,611)	(7,738)	(963)

Interest income, net	69	340	204	733
Other income (expense), net	451	1,399	(100)	1,779

Income (loss) before income taxes	(1,691)	(872)	(7,634)	1,549
Provision for income taxes	770	130	499	759

Net income (loss)	$(2,461)	$(1,002)	$(8,133)	$790

Net income (loss) per share
Basic	$(0.06)	$(0.03)	$(0.20)	$0.02
Diluted	$(0.06)	$(0.03)	$(0.20)	$0.02

Weighted average common shares outstanding
Basic	40,038	39,908	40,037	39,902
Diluted	40,038	39,908	40,037	40,015

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(2,461)	$(1,002)	$(8,133)	$790
Other comprehensive income (loss)
Cumulative translation adjustment, net	(1,298)	(3,339)	(428)	(2,021)
Pension adjustment, net	(12)	22	(28)	34
Comprehensive income (loss)	$(3,771)	$(4,319)	$(8,589)	$(1,197)

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the six months ended June 30, 2019:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
Description	Shares	Amount	Capital	Income	Income (Loss)	Equity
Balance at December 31, 2018	40,225	40	93,310	172,378	(13,287)	252,441
Net income (loss)	—	—	—	(5,671)	—	(5,671)
Foreign currency translation adjustment, net of tax	—	—	—	—	870	870
Restricted stock awards	(10)	—	552	—	—	552
Tax payments for stock issuances	—	—	(218)	—	—	(218)
Pension adjustment, net	—	—	—	—	(16)	(16)
Balance at March 31, 2019	40,215	$40	$93,644	$166,707	$(12,433)	$247,958
Net income (loss)	—	—	—	(2,461)	—	(2,461)
Foreign currency translation adjustment, net of tax	—	—	—	—	(1,298)	(1,298)
Restricted stock awards	117	—	677	—	—	677
Tax payments for stock issuances	(4)	—	(49)	—	—	(49)
Pension adjustment, net of tax	—	—	—	—	(12)	(12)
Balance at June 30, 2019	40,328	$40	$94,272	$164,246	$(13,743)	$244,815

For the six months ended June 30, 2018:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
Description	Shares	Amount	Capital	Income	Income (Loss)	Equity
Balance at December 31, 2017	40,086	40	90,307	156,151	(8,568)	237,930
Cumulative impact of change in accounting principles, net of tax	—	—	—	12,376	—	12,376
Net income (loss)	—	—	—	1,792	—	1,792
Foreign currency translation adjustment, net of tax	—	—	—	—	1,318	1,318
Restricted stock awards	226	—	799	—	—	799
Pension adjustment, net of tax of $53	—	—	—	—	12	12
Balance at March 31, 2018	40,312	$40	$91,106	$170,319	$(7,239)	$254,226
Cumulative impact of change in accounting principles, net of tax	—	—	—	—	—	—
Net income (loss)	—	—	—	(1,002)	—	(1,002)
Foreign currency translation adjustment, net of tax	—	—	—	—	(3,339)	(3,339)
Restricted stock awards	(79)	—	1,009	—	—	1,009
Pension adjustment, net of tax	—	—	—	—	22	22
Balance at June 30, 2018	40,233	$40	$92,115	$169,317	$(10,556)	$250,916

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(8,133)	$790
Adjustments to reconcile net income (loss) from operations to net cash provided by (used in) operations:
Depreciation, amortization, and impairment of intangible assets	5,734	6,020
Loss (gain) on disposal of assets	—	(49)
Deferred tax expense (benefit)	(349)	(13)
Stock-based compensation	1,229	1,809
Accounts receivable, net	(8,788)	7,181
Inventories, net	(5,792)	(2,414)
Contract assets	4,123	(4,282)
Accounts payable	4,448	(2,195)
Income taxes payable	(5,993)	(5,946)
Accrued expenses	(4,269)	(347)
Deferred compensation	(332)	(1,069)
Deferred revenue	(1,758)	3,468
Other assets and liabilities	(2,913)	(3,599)
Net cash used in operating activities	(22,793)	(646)

Cash flows from investing activities:
Purchase of short term investments	(12,829)	—
Maturities of short term investments	9,500	80,000
Purchase of Dealflo, net of cash acquired	—	(53,065)
Additions to property and equipment	(989)	(3,016)
Net cash provided by (used in) investing activities	(4,318)	23,919

Cash flows from financing activities:
Tax payments for restricted stock issuances	(266)	(233)
Net cash used in financing activities	(266)	(233)

Effect of exchange rate changes on cash	(205)	(269)

Net increase (decrease) in cash	(27,582)	22,771
Cash, cash equivalents, and restricted cash, beginning of period	77,555	78,661
Cash, cash equivalents, and restricted cash, end of period	$49,973	$101,432

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

Foreign Currency Translation and Transactions

The financial position and results of the operations of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other income (expense), net. Foreign exchange transaction gains aggregated $0.2 million for the three months ended June 30, 2019, compared to losses of $0.3 million for the three months ended June 30, 2018. During the six months ended June 30, 2019, foreign exchange transaction losses aggregated $0.7 million, compared to losses aggregated of less than $0.1 million during the six months ended June 30, 2018.

             The financial position and results of our operations in Singapore, Switzerland, and Canada are measured in U.S. Dollars. For these subsidiaries, gains and losses that result from foreign currency transactions are included in the consolidated statements of operations in other income (expense), net.

Note 2 – Summary of Significant Accounting Policies

Except for the accounting policies related to lease accounting that were updated as a result of the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Accounting Standards Codification (“ASC”) Topic 842) issued by the Financial Accounting Standards Board (the “FASB”), there have been no changes to significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 15, 2019 that have had a material impact on the Company’s condensed consolidated financial statements and related notes. See Note 8 - Leases, for updated policies related to lease accounting.

Cash and Cash Equivalents

During the year ended December 31, 2018, we entered into a new lease agreement that required a letter of credit in the amount of $0.8 million to secure the obligation. The restricted cash related to this letter of credit is recorded in other non-current assets on the Consolidated Balance Sheet at June 30, 2019 and December 31, 2018.

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

Property and Equipment

Depreciation was $0.5 million and $1.0 million for the three and six months ended June 30, 2019, respectively, compared to $0.5 million and $1.1 million for the three and six months ended June 30, 2018, respectively.

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

Long Term Investments

Included in Other Assets is a minority equity investment in a company we believe may be beneficial in executing our strategy. At June 30, 2019 and December 31, 2018, investments were $4.1 million and $4.1 million, respectively.

Fair Value of Financial Instruments

At June 30, 2019 and December 31, 2018, our financial instruments were cash and equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies, as defined in ASC 820, Fair Value Measurements. The fair values of the financial instruments were not materially different from their carrying amounts at June 30, 2019 and December 31, 2018.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The new guidance provides financial statement users with improved information about the expected credit losses on trade receivables and other financial instruments held by a reporting entity at each reporting date.  The amendments in this update replace the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.

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

The acquisition is accounted for as a business combination using the acquisition method of accounting, which requires the net assets acquired and liabilities assumed to be recognized at their fair values on the acquisition date. During the three months ended June 30, 2019, we recorded certain measurement period adjustments to amounts previously reported, comprised primarily of a $1.8 million increase to the deferred tax liability and a $0.6 million increase to other current assets.  The effect of the measurement period adjustments recorded during the three months ended June 30, 2019 have been determined as if such adjustments had been accounted for at the acquisition date. The net effect of the measurement period adjustments increased goodwill by $1.1 million. The measurement period adjustments did not result in material income statement effects for the three and six months ended June 30, 2019. The measurement period closed on May 30, 2019.

The following table summarizes our final allocation of the purchase price consideration based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (net of cash acquired):

Total
(in thousands)
Acquired tangible assets	$2,700
Acquired identifiable intangible assets	17,900
Liabilities assumed	(6,041)
Goodwill	39,295
Total purchase price consideration	$53,854

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

Based on the final results of the acquisition valuation, $17.9 million of the purchase price consideration has been allocated to identifiable intangible assets. The following table summarizes the major classes of identifiable intangible assets, as well as the estimated weighted-average amortization periods:

	Estimated Fair Value	Weighted Average Amortization Period
Identifiable Intangible Assets	(in thousands)	(Years)
Customer relationships	$11,800	7
Technology	5,900	4
Trademarks	200	3
	$17,900

The results of operations of Dealflo subsequent to the acquisition date have been included in the consolidated statement of operations for the three and six months ended June 30, 2019 and June 30, 2018. Revenue generated by Dealflo for the three and six months ended June 30, 2019 was $2.0 million and $3.9 million, respectively, compared to $0.6 million and $0.6 million generated during the three and six months ended June 30, 2018, respectively. Dealflo net losses included in the results of operations for the three and six months ended June 30, 2019 was $1.6 million and $3.0 million, respectively, compared to net losses of $0.8 million and $0.8 million for the three and six months ended June 30, 2018, respectively.

Unaudited Pro Forma Financial Information

The following presents the unaudited pro forma combined results of operations of the Company with Dealflo for the six months ended June 30, 2018, assuming Dealflo was acquired at the beginning of 2017, and after giving effect to certain pro forma adjustments. Pro forma adjustments for the six months ended June 30, 2018 reflect estimated amortization expense for intangible assets purchased of $1.5 million, the elimination of $0.3 million of revenue related to intercompany transactions, and the elimination of $1.1 million of non-recurring acquisition related costs.

These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisition actually occurred on January 1, 2017 or of the future results of operations of the consolidated entities (in thousands except per share data):

2018

Revenue	$98,922
Net loss	(3,335)
Basic net loss per share	(0.08)
Diluted net loss per share	(0.08)
Shares used in computing basic and diluted net loss per share	39,902

Note 4 – Revenue

We recognize revenue in accordance with ASC 606 “Revenue from Contracts with Customers” (“Topic 606”), as described below.

Disaggregation of Revenues

The following tables present our revenues disaggregated by major products and services, geographical region and timing of revenue recognition.

Revenue by major products (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Hardware products	$29,039	$24,576	$53,329	$42,067
Software licenses	11,078	10,410	18,649	26,413
Subscription	5,338	3,818	10,589	6,788
Professional services	848	1,157	1,657	2,121
Maintenance, support and other	9,931	9,593	19,618	17,597
Total Revenue	$56,234	$49,554	$103,842	$94,986

Revenue by location of customer for the three months ended June 30, 2019 and 2018 (in thousands)

	EMEA	Americas	APAC	Total
Total Revenue:
2019	$33,841	$14,426	$7,967	$56,234
2018	$21,481	$13,270	$14,803	$49,554

Percent of Total:
2019	60%	26%	14%	100%
2018	43%	27%	30%	100%

Revenue by location of customer for the six months ended June 30, 2019 and 2018 (in thousands)

	EMEA	Americas	APAC	Total
Total Revenue:
2019	$59,440	$27,157	$17,245	$103,842
2018	$39,867	$29,191	$25,928	$94,986

Percent of Total:
2019	57%	26%	17%	100%
2018	42%	31%	27%	100%

Timing of revenue recognition (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Products, Licenses transferred at a point in time	$40,117	$34,986	$71,978	$68,480
Services transferred over time	16,117	14,568	31,864	26,506
Total Revenue	$56,234	$49,554	$103,842	$94,986

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	June 30,	December 31,
	2019	2018
Receivables, inclusive of trade and unbilled	$68,185	$59,631
Contract Assets (current and non-current)	$7,154	$11,278
Contract Liabilities (Deferred Revenue current and non-current)	$42,495	$44,305

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

Revenue recognized during the three and six months ended June 30, 2019 included $6.6 million and $15.3 million, respectively, that was included on the December 31, 2018 balance sheet in contract liabilities. During the six months ended June 30, 2019, the Company’s contract asset balances decreased approximately $4.1 million, primarily due to billings exceeding new term contracts during the period. Deferred revenue decreased in the same period due to timing of annual renewals.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

in thousands	2019	2020	2021	Beyond 2021	Total
Future revenue related to current unsatisfied performance obligations	$6,961	$9,327	$5,183	$11,443	$32,914

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

The following tables provide information related to the capitalized costs and amortization recognized in the current and prior periods:

in thousands	June 30, 2019	December 31, 2018
Capitalized costs to obtain contracts, current	$533	$413
Capitalized costs to obtain contracts, non-current	$2,402	$2,150

	Three months ended June 30,		Six months ended June 30,
in thousands	2019	2018	2019	2018
Amortization of capitalized costs to obtain contracts	$113	$60	$222	$125
Impairments of capitalized costs to obtain contracts	$-	$-	$-	$-

Note 5 – Inventories, net

Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the FIFO method.

Inventories, net are comprised of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Component parts	$6,123	$5,445
Work-in-process and finished goods	14,097	8,983
Total	$20,220	$14,428

Note 6 – Goodwill

Goodwill activity for the six months ended June 30, 2019 consisted of the following:

in thousands
Net balance at December 31, 2018	$91,841
Adjustment to provisional estimate of acquisition date fair values	1,128
Net foreign currency translation	(66)
Net balance at June 30, 2019	$92,903

Revenue recognized during the three and six months ended June 30, 2019 included $6.6 million and $15.3.  During the six months ended June 30, 2019, we recorded $1.1 million of measurement period adjustments related to the Dealflo acquisition. See note 4 – Business Acquisitions for additional detail. No impairment of goodwill was recorded during the six months ended June 30, 2019 or June 30, 2018.

Note 7 – Intangible Assets

Intangible asset activity for the six months ended June 30, 2019 is detailed in the following table.

in thousands	Acquired Technology	Customer Relationships	Other	Total Intangible Assets
Net balance at December 31, 2018	$8,795	$30,408	$6,259	$45,462
Net foreign currency translation	2	(163)	(14)	(175)
Amortization expense	(1,765)	(1,788)	(1,163)	(4,716)
Net balance at June 30, 2019	$7,032	$28,457	$5,082	$40,571

June 30, 2019 balance at cost	$42,457	$39,042	$13,699	$95,198
Accumulated amortization	(35,425)	(10,585)	(8,617)	(54,627)
Net balance at June 30, 2019	$7,032	$28,457	$5,082	$40,571

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations. As a result of the Company rebranding, the value of certain intangible assets was written down, and impairment charges of $0.5 million were recorded for the three and six months ended June 30, 2018.

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

Operating lease cost details for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Building rent	$857	$1,199	$1,721	$1,961
Automobile rentals	233	329	510	661
Total net operating lease costs	$1,090	$1,528	$2,231	$2,622

Short term lease costs and variable lease costs recognized during the three and six months ended June 30, 2019 are immaterial.

Supplemental unaudited consolidated balance sheet information related to leases is as follows:

June 30, 2019
in thousands
Leases
Assets	8,278
Operating lease assets	$8,278

Liabilities
Current
Operating lease liabilities	$2,624

Noncurrent
Operating lease liabilities	7,474
Total lease liabilities	$10,098

The weighted average remaining lease term for our operating leases is 5.8 years. The weighted-average discount rate for our operating leases is 4.9%.

Supplemental unaudited interim consolidated cash flow information related to leases is as follows:

Six Months Ended
June 30, 2019
(in $ thousands)
Supplemental cash flow and other information related to leases was as follows:

Operating cash payments from operating leases	$1,754

ROU assets obtained in exchange for new operating lease liabilities	$555

Maturities of our operating leases are as follows:

As of June 30, 2019
(in $ thousands)
2019 (remaining six months)	$1,603
2020	2,510
2021	1,996
2022	1,575
2023	1,243
Later years	2,955
Less imputed interest	(1,784)
Total lease obligations	$10,098

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

Note 9 – Income Taxes

Our estimated annual tax rate for 2019 before discrete items is expected to be approximately 93%. Our global effective tax rate is higher than the U.S. statutory tax rate of 21% primarily due to forecasted losses in jurisdictions for which a valuation allowance will be required. Our ultimate tax expense will depend on the mix of earnings in various jurisdictions. Income taxes paid during the three and six months ended June 30, 2019 was $3.9 million and $2.9 million, respectively.

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

Note 10 – Long-Term Compensation Plan and Stock Based Compensation (share counts in thousands)

The OneSpan Inc. 2019 Omnibus Incentive Plan (“2019 Plan”) was adopted by the Board of Directors on February 1, 2019, and was approved by the stockholders on June 12, 2019. Awards were previously granted under the OneSpan Inc. 2009 Equity Incentive Plan (“2009 Plan”). The 2009 Plan terminated on December 19, 2018, and no additional securities remained for issuance.

Under the 2019 Plan, we awarded 277 shares of restricted stock in the second quarter consisting of 140 unissued shares subject to future performance criteria and 137 issued time-based shares. The market value of the 137 issued restricted shares was $2.0 million at the date of grant, and is being amortized over the vesting period of one to four years. The market value of the 140 unissued shares subject performance criteria was $2.0 million at the date of grant and is being amortized over the vesting period of three years. No shares were issued during the second quarter of 2018 and the first quarter of 2019.

The following table details long-term compensation plan and stock-based compensation expense for the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
in thousands	(in thousands)		(in thousands)
Restricted stock	$677	$1,009	$1,229	$1,809
Long-term compensation plan	755	389	1,258	941
Total compensation	$1,432	$1,398	$2,487	$2,750

Note 11 – Earnings per Share (share counts in thousands)

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive. Because the Company is in a net loss position for the three months ended June 30, 2018, and the three and six months ended June 30, 2019, diluted net loss per share for these periods exclude the effects of common stock equivalents, which are anti-dilutive.

The details of the earnings per share calculations for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
in thousands, except per share data	2019	2018	2019	2018
Net income (loss)	$(2,461)	$(1,002)	$(8,133)	$790
Weighted average common shares outstanding:
Basic	40,038	39,908	40,037	39,902
Incremental shares with dilutive effect:
Restricted stock awards	—	—	—	113
Diluted	40,038	39,908	40,037	40,015

Net income (loss) per share:
Basic	$(0.06)	$(0.03)	$(0.20)	$0.02
Diluted	$(0.06)	$(0.03)	$(0.20)	$0.02

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

We include various types of indemnification clauses in our agreements. These indemnifications may include, but are not limited to, infringement claims related to our intellectual property, direct damages and consequential damages. The type and amount of such indemnifications vary substantially based on our assessment of risk and reward associated with each agreement. We believe the estimated fair value of these indemnification clauses is minimal, and we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. We have no liabilities recorded for these clauses as of June 30, 2019.

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

Industry Growth

We believe the markets for authentication, fraud mitigation, agreement automation, and electronic signature solutions will continue to grow driven by new government regulations, growing awareness of the impact of cyber-crime, increasing focus on the digital experience for mobile and online users, and the growth in electronic commerce. The issues driving growth are global; however, the rate of adoption in each country is a function of local culture, competitive position, economic conditions, and the use of technology may vary significantly.

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

While we did not experience any cyber incident in the first six months of 2019 that had a significant impact on our business, it is possible that we could experience an incident in 2019 or future years, which could result in unanticipated costs.

Currency Fluctuation

During the three and six months ended June 30, 2019, approximately 74%  and 74%, respectively,  of our revenue was generated outside of the United States. While the majority of our revenues are generated outside of the United States, the majority of our revenue earned during the three months and six months ended June 30, 2019 was denominated in U.S. Dollars. During the three and six months ended June 30, 2019, we estimate that approximately 62% and 66%, respectively, of our revenue was denominated in U.S. Dollars.

In addition, during the three and six months ended June 30, 2019, approximately 73%  and 72%, respectively,  of our operating expenses were incurred outside of the United States. As a result, changes in currency exchange rates, especially the Euro exchange rate and the Canadian Dollar exchange rate, can have a significant impact on revenue and expenses.

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

The financial position and the results of operations of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland, Singapore and Canada, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates generated other comprehensive loss of $1.3 million and $0.4 million for the three and six months ended June 30, 2019, respectively, and other comprehensive loss of $3.4 million and $2.0 million for the three and six months ended June 30, 2018, respectively. These amounts are included as a separate component of stockholders’ equity. The functional currency for our subsidiaries in Switzerland, Singapore and Canada is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other income (expense), net. Foreign exchange transaction gains aggregated $0.2 million for the three months ended June 30, 2019, compared to losses of $0.3 million for the three months ended June 30, 2018. During the six months ended June 30, 2019, foreign exchange transaction losses aggregated  $0.7 million, compared to losses aggregated of less than  $0.1 million during the six months ended June 30, 2018.

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

Generally, the most significant factor driving our operating expenses is headcount. Direct compensation and benefit plan expenses generally represent between 60% and 65% of our operating expenses, respectively. In addition, a number of other expense categories are directly related to headcount. We attempt to manage our headcount within the context of the economic environments in which we operate and the investments we believe we need to make for our infrastructure to support future growth and for our products to remain competitive.

Historically, operating expenses have been impacted by changes in foreign exchange rates. We estimate the change in currency rates in the first six months of 2019 compared to the same period in 2018 resulted in a decrease in operating expenses of approximately $2.0 million.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Operating expenses for the three and six months ended June 30, 2019 included $1.4 million and $2.5 million, respectively, of expenses related to long-term incentive plan costs compared to $1.4 million and $2.7 million of long-term incentive plan costs for the three and months ended June 30, 2018, respectively.

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

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Revenue
Product and license	$ 40,117	$ 34,986	15%	$ 71,978	$ 68,480	5%
Services and other	16,117	14,568	11%	31,864	26,506	20%
Total revenue	$ 56,234	$ 49,554	13%	$ 103,842	$ 94,986	9%

% of Total Revenue
Product and license	71%	71%		69%	72%
Services and other	29%	29%		31%	28%

Total revenue increased $6.7 million or 13%, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, total revenue increased  $8.9 million or 9% compared to the six months ended June 30, 2018.

Product and license revenue increased by $5.1 million or 15% during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, which was driven by higher sales of both hardware products and software licenses. For the six months ended June 30, 2019, product and license revenue increased $3.5 million or 5% compared to the six months ended June 30, 2018. The increase in product and license revenue for the six month period ended June 30, 2019 is driven by an increase in hardware product revenue, partially offset by a decrease in software license revenue.

Services and other revenue increased by  $1.5 million, or 11% during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  For the six months ended June 30, 2019, services and other revenue increased $5.4 million or 20% compared to the six months ended June 30, 2018. The increase for both the three and six months periods ended June 30, 2019 compared to the same periods in 2018 was due to higher subscription and maintenance revenue.

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

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Revenue
EMEA	$ 33,841	$ 21,481	58%	$ 59,440	$ 39,867	49%
Americas	14,426	13,270	9%	27,157	29,191	-7%
APAC	7,967	14,803	-46%	17,245	25,928	-33%
Total revenue	$ 56,234	$ 49,554	13%	$ 103,842	$ 94,986	9%

% of Total Revenue
EMEA	60%	43%		57%	42%
Americas	26%	27%		26%	31%
APAC	14%	30%		17%	27%

Revenue generated in EMEA during the three months ended June 30, 2019 was $12.4 million, or 58% higher than the three months ended June 30, 2018, driven by higher hardware sales and maintenance revenue. For the six months ended June 30, 2019, revenue generated in EMEA was $19.6 million or 49% higher than the same period in 2018.  The increase in revenue for both periods is driven by higher hardware and maintenance revenue.

Revenue generated in the Americas during the three months ended June 30, 2019 was $1.2 million, or 9% higher than the three months ended June 30, 2018, driven by an increase in software and maintenance revenue. For the six months ended June 30, 2019, revenue generated in the Americas was $2.0 million, or 7% lower than the same period in 2018. The decrease for the six months ended June 30, 2019 compared to the same period in 2018 was driven by a  decrease in software license revenue.

Revenue generated in the Asia Pacific region during the three months ended June 30, 2019 was $6.8  million, or 46%  lower than the three months ended June 30, 2018, driven by lower hardware revenue. For the six months ended June 30, 2019, revenue generated in the Asia Pacific Region was $8.7 million, or 33% lower than the same period in 2018, driven by lower software,  maintenance, and hardware revenue.

Cost of Goods Sold and Gross Margin

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Cost of goods sold
Product and license	$ 13,451	$ 10,391	29%	$ 24,767	$ 18,576	33%
Services and other	4,429	3,182	39%	9,152	5,732	60%
Total cost of goods sold	$ 17,880	$ 13,573	32%	$ 33,919	$ 24,308	40%

Gross profit	$ 38,354	$ 35,981	7%	$ 69,923	$ 70,678	-1%

Gross margin
Product and license	66%	70%		66%	73%
Services and other	73%	78%		71%	78%
Total gross margin	68%	73%		67%	74%

The cost of product and license revenue increased $3.1 million, or 29% during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  During the six months ended June 30, 2019, the cost of product and license revenue increased $6.2 million or 33% compared to the six months ended June 30, 2018. The increase in cost of product and license during both periods was due to higher token costs, driven by higher hardware sales as a percentage of total revenue.

The cost of services and other revenue increased by  $1.2 million, or 39% during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. During the six months ended June 30, 2019 the cost of services and other revenue increased by $3.4 million or 60% compared to the six months ended June 30, 2018. The increase in cost of services and other revenue during both periods is reflective of higher subscription revenue, which has increased cloud-based infrastructure costs.

Gross profit increased  $2.4 million, or 7% during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  During the six months ended June 30, 2019 gross profit decreased by $0.8 million, or 1% compared to the six months ended June 30, 2018. Gross profit margin was 68% and 67% for the three and six months ended June 30, 2019, respectively, compared to 73% and 74% for the three and six months ended June 30, 2018, respectively. The decrease in profit margins for the three and six months ended June 30, 2019 was driven by lower product and license margins, as well as lower services and other margins compared to the comparable periods in the prior year.

The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies including the Euro. The impact of changes in currency rates are estimated to have decreased revenue by approximately $1.7 million and $3.9 million for the three and six months ended June 30, 2019, respectively. Had currency rates in 2019 been equal to rates in 2018, the gross profit margin would have been approximately 2.9 percentage points and 3.7 percentage points higher for the three and six months ended June 30, 2019, respectively.

Operating Expenses

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Operating costs
Sales and marketing	$16,040	$16,622	-4%	$30,423	$30,899	-2%
Research and development	11,977	8,016	49%	22,472	13,813	63%
General and administrative	10,180	11,210	-9%	20,050	21,984	-9%
Amortization / impairment of intangible assets	2,368	2,744	-14%	4,716	4,945	-5%
Total operating costs	$40,565	$38,592	5%	$77,661	$71,641	8%

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2019 were $16.0 million, a  decrease of $0.6 million, or 4%, from the three months ended June 30, 2018. Sales and marketing expenses for the six months ended June 30, 2019, were $30.4 million, a  decrease of $0.5 million, or 2%, from the same period of 2018. The decrease in expense for the three and six months ended June 30, 2019 compared to the same periods in 2018 was primarily attributable to non-recurring Company rebranding costs of $0.5 million that were expensed during the three and six months ended June 30, 2018.

Average full-time sales, marketing, support, and operating employee headcount for the three and six months ended June 30, 2019 was 317 and 319, respectively, compared to 328 and 322 for the three and six months ended June 30, 2018, respectively. Headcount was 4% and 1%  lower for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2019, were $12.0 million, an increase of $4.0 million, or 49%, from the three months ended June 30, 2018. Research and development costs for the six months ended June 30, 2019 were $22.5 million, an increase of $8.7 million, or 63%, from the same period of 2018.  The increases in expense for both the three and six month periods ended June 30, 2019 were primarily driven by higher employee headcount.

Average full-time research and development employee headcount for the three and six months ended June 30, 2019 was 299 and 299, respectively, compared to 229 and 219 for the three and six months ended June 30, 2018, respectively. Average headcount was approximately 31% and 36% higher for the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2019, were $10.2 million, a  decrease of $1.0 million, or 9%, from the three months ended June 30, 2018.  General and administrative expenses for the six months ended June 30, 2019, were $20.1 million, a decrease of $1.9 million, or 9%, compared to the same period of 2018. The decrease in general and administrative expenses for the three and six months ended June 30, 2019, compared to the same periods in 2018 was driven by professional costs incurred during 2018 for the acquisition of Dealflo.

Average full-time general and administrative employee headcount for the three and six months ended June 30, 2019 was 113 and 112, compared to 103 and 100 for the three and six months ended June 30, 2018, respectively. Average headcount was approximately 9% and 12% higher for the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018.

Amortization / impairment of Intangible Assets

Amortization / impairment of intangible assets for the three and six months ended June 30, 2019 was $2.4 million and $4.7 million, respectively, a decrease of $0.4 million or 14%  and $0.2 million or 5% from the comparable periods in 2018. The decrease in amortization / impairment expense for both the three and six month periods ended June 30, 2019 was driven by expense recognized during the second quarter of 2018 for assets that were considered impaired as a result of the rebranding.

Interest Income, net

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Interest income, net	$ 69	$ 340	-80%	$ 204	$ 733	-72%

Interest income, net was less than $0.1 million and $0.2 million for the three and six months ended June 30, 2019, as compared to $0.3 million and $0.7 million for the same periods in 2018. The decrease in interest income, net for both the three and six months ended June 30, 2019 compared to the same periods in 2018 reflects both a decrease in our short term investment balance and a decrease to the average interest rate earned on our cash equivalents.

Other Income (Expense), net

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$ 451	$ 1,399	-68%	$ (100)	$ 1,779	-106%

Other income (expense), net primarily includes subsidies received from foreign governments in support of our research and development in those countries, exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, and other miscellaneous non-operational, non-recurring expenses.

Other income (expense), net for the three and six months ended June 30, 2019 was $0.5 million and $(0.1) million, respectively, compared to $1.4 million and $1.8 million for the comparable periods of 2018. Lower income for the three and six months ended June 30, 2019 was attributable to the recognition of a $1.2 million government subsidy recorded during the three and six months ended June 30, 2018.

Provision (Benefit) for Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Provision for income taxes	$ 770	$ 130	492%	$ 499	$ 759	-34%

The Company recorded income tax expense for the three months ended June 30, 2019 of $0.8 million, compared to $0.1 million for the three months ended June 30, 2018. The increase was attributable to increased profits in the period excluding losses at entities where we cannot record a tax benefit.

The Company recorded income tax expense for the six months ended June 30, 2019 of $0.5 million, compared to expense of $0.8 million for the six months ended June 30, 2018. The decrease was attributable to lower profits in the period excluding losses at entities where we cannot record a tax benefit (See Note 9 – Income Taxes).

Liquidity and Capital Resources

At June 30, 2019, we had net cash balances (total cash and cash equivalents) of $49.1 million and short-term investments of $26.3 million. Short term investments consist of U.S. treasury bills and notes, government agency notes, corporate notes and bonds, and high quality commercial paper with maturities at acquisition of more than three months and less than twelve months.

At December 31, 2018, we had net cash balances of $76.7 million and short-term investments of $22.8 million.

During the year ended December 31, 2018, we entered into a new lease agreement that required a letter of credit in the amount of $0.8 million to secure the obligation. The restricted cash related to this letter of credit is recorded in other non-current assets on the Consolidated Balance Sheet at June 30, 2019 and December 31, 2018.

Our working capital at June 30, 2019 was $119.8 million compared to $119.6 million at December 31, 2018.

As of June 30, 2019, we held $46.2 million of cash and cash equivalents in subsidiaries outside of the United States. Of that amount, $46.0 million is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.

We believe that our financial resources are adequate to meet our operating needs over the next twelve months.

Our cash flows are as follows:

	Six months ended June 30,
	2019	2018
	(in thousands)
Cash provided by (used in):
Operating activities	$ (22,793)	$ (646)
Investing activities	(4,318)	23,919
Financing activities	(266)	(233)

Effect of foreign exchange rate changes on cash and cash equivalents	(205)	(269)

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

For the six months ended June 30, 2019, net cash used in operating activities was $22.8 million, compared to net cash used in operating activities of $0.7 million during the six months ended June 30, 2018. The increase is driven by the timing of receivables, higher inventory purchases and a net loss of  $8.1 million for the six months ended June 30, 2019, compared to net income of $0.8 million for the six months ended June 30, 2018.

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

For the six months ended June 30, 2019, net cash used in investing activities was $4.3 million, compared to net cash provided by investing activities of $23.9 million for the six months ended June 30, 2018. The decrease is largely attributable to the maturity of $80.0 million of investments during the six months ended June 30, 2018, offset by the $53.0 million purchase of Dealflo during the same period.

Critical Accounting Policy

Our accounting policies are fully described in Note 1 - Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 2 – Summary of Significant Accounting Policies to our Interim Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019. We believe our most critical accounting policies include revenue recognition, purchase accounting and related fair value measurements and accounting for income taxes.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the six months ended June 30, 2019.  For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 4 - Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who, respectively, are our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure (i) the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness in our internal control over financial reporting described below and further in our Annual Report on Form 10-K for the year ended December 31, 2018, that our disclosure controls and procedures were not effective as of June 30, 2019.

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

Additionally, the Company concluded the implementation of a new global enterprise resource planning (“ERP”) system during the six months ended June 30, 2019. This ERP system has replaced our existing operating and financial systems and is designed to accurately maintain the Company’s financial records, enhance operational functionality, and provide timely information to the Company’s management team related to the operation of the business.

               Subject to the foregoing, there were no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of its shares of common stock during the second quarter of 2019:

			Total Number
			of Shares	Maximum
			Purchased as	Number of Shares
	Total		Part of Publicly	that May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares Purchased	Price Paid	Plans or	the Plans or
Period	(1)	per Share	Programs (2)	Programs (2)
April 1, 2019 through April 30, 2019	1,752	$18.33	—	—
May 1, 2019 through May 31, 2019	1,228	14.05	—	—
June 1, 2019 through June 30, 2019	1,144	$13.95	—	—

(1.)	All transactions represent surrender of vested shares in satisfaction of tax withholdings by grantees under the 2009 Equity Incentive Plan.
(2.)	The Company has no publicly announced plans or programs to repurchase its shares.

Item 6 - Exhibits

Exhibit 31.1 - Rule 13a‑14(a)/15d‑14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 31, 2019.

Exhibit 31.2 - Rule 13a‑14(a)/15d‑14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 31, 2019.

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 31, 2019.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 31, 2019.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 31, 2019.

OneSpan Inc.

/s/ Scott Clements
Scott Clements
Chief Executive Officer (Principal Executive Officer)

/s/ Mark S. Hoyt
Mark S. Hoyt
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)