Form 10-Q
period 2019-09-30
OneSpan Inc.
filed 2019-10-30
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

There were 40,201,365 shares of Common Stock, $.001 par value per share, outstanding at October 28, 2019.

OneSpan Inc.

Form 10‑Q

For the Quarter Ended September 30, 2019

OneSpan Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

(unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash and equivalents	$54,889	$76,708
Short term investments	26,442	22,789
Accounts receivable, net of allowances of $1,562 in 2019 and $1,152 in 2018	76,571	59,631
Inventories, net	18,977	14,428
Prepaid expenses	6,645	4,733
Contract assets	6,138	7,962
Other current assets	8,218	5,705
Total current assets	197,880	191,956
Property and equipment:
Furniture and fixtures	10,726	7,613
Office equipment	11,896	11,059
Total Property and equipment:	22,622	18,672
Accumulated depreciation	(13,826)	(12,422)
Property and equipment, net	8,796	6,250
Operating lease right-of-use assets	10,903	—
Goodwill	91,037	91,841
Intangible assets, net of accumulated amortization	37,752	45,462
Deferred income taxes	5,542	5,601
Contract assets - non-current	5,213	3,316
Other assets	8,154	8,400
Total assets	$365,277	$352,826
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$13,074	$7,202
Deferred revenue	29,456	33,633
Accrued wages and payroll taxes	13,693	13,932
Short-term income taxes payable	4,735	6,905
Other accrued expenses	9,163	9,323
Deferred compensation	1,315	1,362
Total current liabilities	71,436	72,357
Long-term deferred revenue	12,075	10,672
Lease liability long term	11,304	—
Other long-term liabilities	5,518	7,075
Long-term income taxes payable	7,111	7,620
Deferred income taxes	3,758	2,661
Total liabilities	111,202	100,385
Stockholders' equity
Preferred stock: 500 shares authorized, none issued and outstanding at December 31, 2019 and 2018	—	—
Common stock: $.001 par value per share, 75,000 shares authorized; 40,193 and 40,225 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	40	40
Additional paid-in capital	94,694	93,310
Accumulated income	176,118	172,378
Accumulated other comprehensive loss	(16,777)	(13,287)
Total stockholders' equity	254,075	252,441
Total liabilities and stockholders' equity	$365,277	$352,826

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue
Product and license	$61,181	$36,882	$133,159	$105,362
Services and other	18,544	15,613	50,408	42,119
Total revenue	79,725	52,495	183,567	147,481

Cost of goods sold
Product and license	22,199	14,321	46,966	32,897
Services and other	4,470	3,631	13,622	9,363
Total cost of goods sold	26,669	17,952	60,588	42,260

Gross profit	53,056	34,543	122,979	105,221

Operating costs
Sales and marketing	14,156	16,039	44,579	46,938
Research and development	9,956	8,992	32,428	22,805
General and administrative	9,490	10,184	29,540	32,168
Amortization / impairment of intangible assets	2,335	2,442	7,051	7,387
Total operating costs	35,937	37,657	113,598	109,298

Operating income (loss)	17,119	(3,114)	9,381	(4,077)

Interest income, net	228	258	432	991
Other income (expense), net	(1,611)	246	(1,711)	2,025

Income (loss) before income taxes	15,736	(2,610)	8,102	(1,061)
Provision for income taxes	3,864	(1,702)	4,363	(943)

Net income (loss)	$11,872	$(908)	$3,739	$(118)

Net income (loss) per share
Basic	$0.30	$(0.02)	$0.09	$(0.00)
Diluted	$0.30	$(0.02)	$0.09	$(0.00)

Weighted average common shares outstanding
Basic	40,062	39,922	40,037	39,924
Diluted	40,129	39,922	40,099	39,924

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income (loss)	$11,872	$(908)	$3,739	$(118)
Other comprehensive income (loss)
Cumulative translation adjustment, net	(3,022)	(1,244)	(3,450)	(3,266)
Pension adjustment, net	(12)	3	(40)	37
Comprehensive income (loss)	$8,838	$(2,149)	$249	$(3,347)

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the nine months ended September 30, 2019:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
Description	Shares	Amount	Capital	Income	Income (Loss)	Equity
Balance at December 31, 2018	40,225	40	93,310	172,378	(13,287)	252,441
Net income (loss)	—	—	—	(5,671)	—	(5,671)
Foreign currency translation adjustment, net of tax	—	—	—	—	870	870
Restricted stock awards	(10)	—	552	—	—	552
Tax payments for stock issuances	—	—	(218)	—	—	(218)
Pension adjustment, net of tax	—	—	—	—	(16)	(16)
Balance at March 31, 2019	40,215	$40	$93,644	$166,707	$(12,433)	$247,958
Net income (loss)	—	—	—	(2,461)	—	(2,461)
Foreign currency translation adjustment, net of tax	—	—	—	—	(1,298)	(1,298)
Restricted stock awards	117	—	677	—	—	677
Tax payments for stock issuances	(4)	—	(49)	—	—	(49)
Pension adjustment, net of tax	—	—	—	—	(12)	(12)
Balance at June 30, 2019	40,328	$40	$94,272	$164,246	$(13,743)	$244,815
Net income (loss)	—	—	—	11,872	—	11,872
Foreign currency translation adjustment, net of tax	—	—	—	—	(3,022)	(3,022)
Restricted stock awards	10	—	549	—	—	549
Tax payments for stock issuances	(145)	—	(127)	—	—	(127)
Pension adjustment, net of tax	—	—	—	—	(12)	(12)
Balance at September 30, 2019	40,193	$40	$94,694	$176,118	$(16,777)	$254,075

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the nine months ended September 30, 2018:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
Description	Shares	Amount	Capital	Income	Income (Loss)	Equity
Balance at December 31, 2017	40,086	40	90,307	156,151	(8,568)	237,930
Cumulative impact of change in accounting principles, net of tax	—	—	—	12,376	—	12,376
Net income (loss)	—	—	—	1,792	—	1,792
Foreign currency translation adjustment, net of tax	—	—	—	—	1,318	1,318
Restricted stock awards	226	—	799	—	—	799
Pension adjustment, net of tax	—	—	—	—	12	12
Balance at March 31, 2018	40,312	$40	$91,106	$170,319	$(7,239)	$254,226
Net income (loss)	—	—	—	(1,002)	—	(1,002)
Foreign currency translation adjustment, net of tax	—	—	—	—	(3,339)	(3,339)
Restricted stock awards	(79)	—	1,009	—	—	1,009
Pension adjustment, net of tax	—	—	—	—	22	22
Balance at June 30, 2018	40,233	$40	$92,115	$169,317	$(10,556)	$250,916
Net income (loss)	—	—	—	(908)	—	(908)
Foreign currency translation adjustment, net of tax	—	—	—	—	(1,244)	(1,244)
Restricted stock awards	(147)	—	1,109	—	—	1,109
Tax payments for stock issuances	—	—	—	—	—	—
Pension adjustment, net of tax	—	—	—	—	3	3
Balance at September 30, 2018	40,086	$40	$93,224	$168,409	$(11,797)	$249,876

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$3,739	$(118)
Adjustments to reconcile net income (loss) from operations to net cash provided by (used in) operations:
Depreciation, amortization, and impairment of intangible assets	8,579	9,066
Loss (gain) on disposal of assets	—	(49)
Deferred tax expense (benefit)	(508)	(3,020)
Stock-based compensation	1,778	2,916
Accounts receivable, net	(18,988)	6,183
Inventories, net	(4,549)	(3,267)
Contract assets	(74)	(2,892)
Accounts payable	5,895	(5,258)
Income taxes payable	(2,587)	(8,433)
Accrued expenses	(2,351)	(911)
Deferred compensation	(47)	(541)
Deferred revenue	(2,318)	(405)
Other assets and liabilities	(2,231)	(2,476)
Net cash used in operating activities	(13,662)	(9,205)

Cash flows from investing activities:
Purchase of short term investments	(24,663)	—
Maturities of short term investments	21,250	80,000
Purchase of Dealflo, net of cash acquired	—	(53,065)
Additions to property and equipment	(4,196)	(3,410)
Net cash provided by (used in) investing activities	(7,609)	23,525

Cash flows from financing activities:
Tax payments for restricted stock issuances	(394)	(399)
Net cash used in financing activities	(394)	(399)

Effect of exchange rate changes on cash	(154)	(647)

Net increase (decrease) in cash	(21,819)	13,274
Cash, cash equivalents, and restricted cash, beginning of period	77,555	78,661
Cash, cash equivalents, and restricted cash, end of period (1.)	$55,736	$91,935

(1.)

The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to amounts reported within the unaudited condensed consolidated balance sheet as of September 30, 2019 and December 31, 2018 and amounts previously reported within the unaudited condensed consolidated balance sheet in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 (in thousands):

	September 30, 2019	September 30, 2018	December 31, 2018

Cash and cash equivalents	$54,889	$91,935	$76,708
Restricted cash included in other non-current assets	847	—	847
Cash, cash equivalents and restricted cash	$55,736	$91,935	$77,555

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

Foreign Currency Translation and Transactions

The financial position and results of the operations of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other income (expense), net. Foreign exchange transaction losses aggregated $1.9 million for the three months ended September 30, 2019, compared to net losses aggregated of

$0.1 million for the three months ended September 30, 2018. During the nine months ended September 30, 2019, foreign exchange transaction losses aggregated $2.6 million, compared to net losses aggregated of $0.2  million during the nine months ended September 30, 2018.

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

Cash and Cash Equivalents

During the year ended December 31, 2018, we entered into a new lease agreement that required a letter of credit in the amount of $0.8 million to secure the obligation. The restricted cash related to this letter of credit is recorded in other non-current assets on the Condensed Consolidated Balance Sheet at September 30, 2019 and December 31, 2018.

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

Property and Equipment

Depreciation expense was $0.5 million and $1.5 million for the three and nine months ended September 30, 2019, respectively, compared to $0.6 million and $1.7 million for the three and nine months ended September 30, 2018, respectively.

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

Long Term Investments

Included in Other Assets is a minority equity investment accounted for under the cost-method in a company we believe may be beneficial in executing our strategy. At September 30, 2019 and December 31, 2018, investments were $4.1 million and $4.1 million, respectively.

Fair Value of Financial Instruments

At September 30, 2019 and December 31, 2018, our financial instruments were cash and equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies, as defined in ASC 820, Fair Value Measurements. The fair values of the financial instruments were not materially different from their carrying amounts at September 30, 2019 and December 31, 2018.

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

The acquisition is accounted for as a business combination using the acquisition method of accounting, which requires the net assets acquired and liabilities assumed to be recognized at their fair values on the acquisition date. During the nine months ended September 30, 2019, we recorded certain measurement period adjustments to amounts previously reported, comprised primarily of a $1.8 million increase to the deferred tax liability and a $0.6 million increase to other current assets.  The effect of the measurement period adjustments recorded before the measurement period ended during the nine months ended September 30, 2019 have been determined as if such adjustments had been accounted for at the acquisition date. The net effect of the measurement period adjustments increased goodwill by $1.1 million. The measurement period adjustments did not result in material income statement effects for the nine months ended September 30, 2019. The measurement period closed on May 30, 2019.

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
	$17,900

The results of operations of Dealflo subsequent to the acquisition date have been included in the consolidated statement of operations for the three and nine months ended September 30, 2019 and September 30, 2018. Revenue generated by Dealflo for the three and nine months ended September 30, 2019 was $1.6 million and $5.6 million, respectively, compared to $1.8 million and $2.3 million generated during the three and nine months ended September 30, 2018, respectively. Dealflo net losses included in the results of operations for the three and nine months ended September 30, 2019 was $1.9 million and $5.3 million, respectively, compared to net losses of $2.1 million and $2.9 million for the three and nine months ended September 30, 2018, respectively.

Unaudited Pro Forma Financial Information

The following presents the unaudited pro forma combined results of operations of the Company with Dealflo for the nine months ended September 30, 2018, assuming Dealflo was acquired at the beginning of 2017, and after giving effect to certain pro forma adjustments. Pro forma adjustments for the nine months ended September 30, 2018 reflect estimated amortization expense for intangible assets purchased of $2.2 million, the elimination of $0.4 million of revenue related to intercompany transactions, and the elimination of $1.1 million of non-recurring acquisition related costs.

These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisition actually occurred on January 1, 2017 or of the future results of operations of the consolidated entities (in thousands except per share data):

Nine months ended September 30,
2018

Revenue	$153,049
Net loss	(7,112)
Basic net loss per share	(0.18)
Diluted net loss per share	(0.18)
Shares used in computing basic and diluted net loss per share	39,924

Note 4 – Revenue

We recognize revenue in accordance with ASC 606 “Revenue from Contracts with Customers” (“Topic 606”), as described below.

Disaggregation of Revenues

The following tables present our revenues disaggregated by major products and services, geographical region and timing of revenue recognition.

Revenue by major products (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Hardware products	$42,027	$27,056	$95,356	$69,123
Software licenses	19,154	9,826	37,803	36,239
Subscription	5,547	4,161	16,136	10,949
Professional services	2,338	1,594	3,995	3,715
Maintenance, support and other	10,659	9,858	30,277	27,455
Total Revenue	$79,725	$52,495	$183,567	$147,481

Revenue by location of customer for the three months ended September 30, 2019 and 2018 (in thousands)

	EMEA	Americas	APAC	Total
Total Revenue:
2019	$48,728	$15,605	$15,392	$79,725
2018	$25,281	$11,055	$16,159	$52,495

Percent of Total:
2019	61%	20%	19%	100%
2018	48%	21%	31%	100%

Revenue by location of customer for the nine months ended September 30, 2019 and 2018 (in thousands)

	EMEA	Americas	APAC	Total
Total Revenue:
2019	$108,168	$42,762	$32,637	$183,567
2018	$65,148	$40,246	$42,087	$147,481

Percent of Total:
2019	59%	23%	18%	100%
2018	44%	27%	29%	100%

Timing of revenue recognition (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Products, Licenses transferred at a point in time	$61,181	$36,882	$133,159	$105,362
Services transferred over time	18,544	15,613	50,408	42,119
Total Revenue	$79,725	$52,495	$183,567	$147,481

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	September 30,	December 31,
	2019	2018
Receivables, inclusive of trade and unbilled	$76,571	$59,631
Contract Assets (current and non-current)	$11,351	$11,278
Contract Liabilities (Deferred Revenue current and non-current)	$41,531	$44,305

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

Revenue recognized during the nine months ended September 30, 2019 included $26.4 million that was included on the December 31, 2018 balance sheet in contract liabilities. Deferred revenue decreased in the same period due to timing of annual renewals.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

in thousands	2019	2020	2021	Beyond 2021	Total
Future revenue related to current unsatisfied performance obligations	$3,401	10,226	$6,468	$14,507	$34,602

The Company applies practical expedients and does not disclose information about remaining performance obligations (a) that have original expected durations of one year or less, or (b) where revenue is recognized as invoiced.

Costs of obtaining a contract

The Company incurs incremental costs related to commissions, which can be directly tied to obtaining a contract. The Company capitalizes commissions associated with certain new contracts and amortizes the costs over a period of benefit based on the transfer of goods or services that we have determined to be up to seven years.  The Amortization is reflected in Sales and Marketing in the Statements of Operations. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors, including customer attrition.  Commissions are earned upon invoicing to the customer.  For contracts with multiple year payment terms, as the commissions that are payable after year 1 are payable based on continued employment, they are expensed when incurred.   Commissions and amortization expense are included in Sales and Marketing expenses on the consolidated statements of operations.

Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period for the assets that the Company otherwise would have recognized is one year or less.  These costs are included in Sales and Marketing expense in the consolidated statements of operations.

The following tables provide information related to the capitalized costs and amortization recognized in the current and prior periods:

in thousands	September 30, 2019	December 31, 2018
Capitalized costs to obtain contracts, current	$553	$413
Capitalized costs to obtain contracts, non-current	$2,648	$2,150

	Three months ended September 30,		Nine months ended September 30,
in thousands	2019	2018	2019	2018
Amortization of capitalized costs to obtain contracts	$110	$85	$329	$205
Impairments of capitalized costs to obtain contracts	$-	$-	$-	$-

Note 5 – Inventories, net

Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the FIFO method.

Inventories, net are comprised of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Component parts	$5,841	$5,445
Work-in-process and finished goods	13,136	8,983
Total	$18,977	$14,428

Note 6 – Goodwill

Goodwill activity for the nine months ended September 30, 2019 consisted of the following:

in thousands
Net balance at December 31, 2018	$91,841
Adjustment to provisional estimate of acquisition date fair values	1,128
Net foreign currency translation	(1,932)
Net balance at September 30, 2019	$91,037

Prior to the end of the measurement period during the nine months ended September 30, 2019, we recorded $1.1 million of measurement period adjustments related to the Dealflo acquisition. See note 3 – Business Acquisitions for additional detail. No impairment of goodwill was recorded during the nine months ended September 30, 2019 or September 30, 2018.

Note 7 – Intangible Assets

Intangible asset activity for the nine months ended September 30, 2019 is detailed in the following table.

in thousands	Acquired Technology	Customer Relationships	Other	Total Intangible Assets
Net balance at December 31, 2018	$8,795	$30,408	$6,259	$45,462
Net foreign currency translation	(132)	(510)	(17)	(659)
Amortization expense	(2,597)	(2,682)	(1,772)	(7,051)
Net balance at September 30, 2019	$6,066	$27,216	$4,470	$37,752

September 30, 2019 balance at cost	$42,012	$38,664	$13,688	$94,364
Accumulated amortization	(35,946)	(11,448)	(9,218)	(56,612)
Net balance at September 30, 2019	$6,066	$27,216	$4,470	$37,752

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations. As a result of the Company rebranding, the value of certain intangible assets was written down, and impairment charges of $0.5 million were recorded during the nine months ended September 30, 2018.

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

Operating lease cost details for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Building rent	$955	$885	$2,676	$2,846
Automobile rentals	603	297	1,113	958
Total net operating lease costs	$1,558	$1,182	$3,789	$3,804

Short term lease costs and variable lease costs recognized during the three and nine months ended September 30, 2019 are immaterial.

Supplemental unaudited consolidated balance sheet information related to leases is as follows:

September 30, 2019
in thousands
Leases
Assets	10,903
Operating lease assets	$10,903

Liabilities
Current
Operating lease liabilities	$2,924

Noncurrent
Operating lease liabilities	11,304
Total lease liabilities	$14,228

The weighted average remaining lease term for our operating leases is 6.8 years. The weighted-average discount rate for our operating leases is 5.0%.

Supplemental unaudited interim consolidated cash flow information related to leases is as follows:

Nine months ended
September 30, 2019
(in $ thousands)
Supplemental cash flow and other information related to leases was as follows:

Operating cash payments from operating leases	$2,736

ROU assets obtained in exchange for new operating lease liabilities	$4,262

Maturities of our operating leases are as follows:

As of September 30, 2019
(in $ thousands)
2019 (remaining three months)	$956
2020	3,176
2021	2,731
2022	2,269
2023	1,851
Later years	6,151
Less imputed interest	(2,906)
Total lease obligations	$14,228

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

During the year ended December 31, 2018, we entered into a new lease agreement of which a portion commenced during the three months ended September 30, 2019, and remainder will commence during the three months ended March 31, 2020. We estimated as of January 1, 2019 and September 30, 2019 that the undiscounted future minimum obligations related to the portion of the lease not yet commenced to be approximately $7.4 million and $2.0 million, respectively. The $7.4 million obligation is disclosed as part of our future minimum lease obligations table above.

Note 9 – Income Taxes

Our estimated annual tax rate for 2019 before discrete items is expected to be approximately 43%. Our global effective tax rate is higher than the U.S. statutory tax rate of 21% primarily due to forecasted losses in jurisdictions for which a valuation allowance will be required. Our ultimate tax expense will depend on the mix of earnings in various jurisdictions. Income taxes paid during the three and nine months ended September 30, 2019 was $0.7 million and $7.5 million, respectively.

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

Under the 2019 Plan, we awarded 385 shares of restricted stock during the nine months ended September 30, 2019 consisting of 248 unissued shares subject to future performance criteria and 137 issued time-based shares. The market value of the 137 issued restricted shares was $2.0  million at the date of grant, and is being amortized over the vesting period of one to four years. The market value of the 248 unissued shares subject to performance criteria was $3.6 million at the date of grant, and is being amortized over the vesting period of three years.

The following table details long-term compensation plan and stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
in thousands	(in thousands)		(in thousands)
Restricted stock	$549	$1,107	$1,778	$2,916
Long-term compensation plan	280	526	1,538	1,467
Total compensation	$829	$1,633	$3,316	$4,383

Note 11 – Earnings per Share (share counts in thousands)

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive. For the three and nine months ended September 30, 2019, the anti-dilutive effect of our securities is immaterial. Because the Company is in a net loss position for the three and nine months ended September 30, 2018, diluted net loss per share for these periods exclude the effects of common stock equivalents, which are anti-dilutive.

The details of the earnings per share calculations for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
in thousands, except per share data	2019	2018	2019	2018
Net income (loss)	$11,872	$(908)	$3,739	$(118)
Weighted average common shares outstanding:
Basic	40,062	39,922	40,037	39,924
Incremental shares with dilutive effect:
Restricted stock awards	67	—	62	—
Diluted	40,129	39,922	40,099	39,924

Net income (loss) per share:
Basic	$0.30	$(0.02)	$0.09	$(0.00)
Diluted	$0.30	$(0.02)	$0.09	$(0.00)

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

We include various types of indemnification clauses in our agreements. These indemnifications may include, but are not limited to, infringement claims related to our intellectual property, direct damages and consequential damages. The type and amount of such indemnifications vary substantially based on our assessment of risk and reward associated with each agreement. We believe the estimated fair value of these indemnification clauses is minimal, and we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. We have no liabilities recorded for these clauses as of September 30, 2019.

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

While we did not experience any cyber incidents in the first nine months of 2019 that had a significant impact on our business, it is possible that we could experience an incident in 2019 or future years, which could result in unanticipated costs.

Currency Fluctuation

During the three and nine months ended September 30, 2019, approximately 80%  and 77%, respectively,  of our revenue was generated outside of the United States. While the majority of our revenues are generated outside of the United States, the majority of our revenue earned during the three months and nine months ended September 30, 2019 was denominated in U.S. Dollars. During the three and nine months ended September 30, 2019, we estimate that approximately 64% and 65%, respectively, of our revenue was denominated in U.S. Dollars.

In addition, during the three and nine months ended September 30, 2019, approximately 72%  and 73%, respectively,  of our operating expenses were incurred outside of the United States. As a result, changes in currency exchange rates, especially the Euro exchange rate and the Canadian Dollar exchange rate, can have a significant impact on revenue and expenses.

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

The financial position and the results of operations of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland, Singapore and Canada, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates generated other comprehensive loss of $3.0 million and $3.5 million for the three and nine months ended September 30, 2019, respectively, and other comprehensive loss of $1.2 million and $3.3 million for the three and nine months ended September 30, 2018, respectively. These amounts are included as a separate component of stockholders’ equity. The functional currency for our subsidiaries in Switzerland, Singapore and Canada is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other income (expense), net. Foreign exchange transaction losses aggregated $1.9 million for the three months ended September 30, 2019, compared to losses of $0.1 million for the three months ended September 30, 2018. During the nine months ended September 30, 2019, foreign exchange transaction losses aggregated  $2.6 million, compared to losses aggregated of $0.2 million during the nine months ended September 30, 2018.

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

Historically, operating expenses have been impacted by changes in foreign exchange rates. We estimate the change in currency rates in the first nine months of 2019 compared to the same period in 2018 resulted in a decrease in operating expenses of approximately $2.8 million.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Operating expenses for the three and nine months ended September 30, 2019 included $0.8 million and $3.3 million, respectively, of expenses related to long-term incentive plan costs compared to $1.6 million and $4.4 million of long-term incentive plan costs for the three and nine months ended September 30, 2018, respectively.

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

Income Taxes

Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). All our IP in our traditional authentication business is owned by two subsidiaries, one in the U.S. and one in Switzerland. These two subsidiaries have entered into agreements with most of the other OneSpan entities under which those other entities provide services to our U.S. and Swiss subsidiaries on either a percentage of revenue or on a cost plus basis or both. Under this structure, the earnings of our service provider subsidiaries are relatively constant. These service provider companies tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings tend to flow to the U.S. company and Swiss company. In 2019, earnings flowing to the U.S. company are expected to be taxed at a rate of 21% to 25%, while earnings flowing to the Swiss company are expected to be taxed at a rate ranging from 11% to 12%. A Canadian and UK subsidiary currently sell and service global customers directly.

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

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Revenue
Product and license	$ 61,181	$ 36,882	66%	$ 133,159	$ 105,362	26%
Services and other	18,544	15,613	19%	50,408	42,119	20%
Total revenue	$ 79,725	$ 52,495	52%	$ 183,567	$ 147,481	24%

% of Total Revenue
Product and license	77%	70%		73%	71%
Services and other	23%	30%		27%	29%

Total revenue increased $27.2 million or 52%, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, total revenue increased  $36.1 million or 24% compared to the nine months ended September 30, 2018.

Product and license revenue increased by $24.3 million or 66% during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, which was driven by higher sales of both hardware products and software licenses. For the nine months ended September 30, 2019, product and license revenue increased $27.8 million or 26% compared to the nine months ended September 30, 2018. The increase in product and license revenue for the nine month period ended September 30, 2019 is driven primarily by an increase in  hardware product revenue.

Services and other revenue increased by $2.9 million, or 19% during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.  For the nine months ended September 30, 2019, services and other revenue increased $8.3 million or 20% compared to the nine months ended September 30, 2018. The increase for both the three and nine months periods ended September 30, 2019 compared to the same periods in 2018 was due to higher subscription and maintenance revenue.

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

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Revenue
EMEA	$ 48,728	$ 25,281	93%	$ 108,168	$ 65,148	66%
Americas	15,605	11,055	41%	42,762	40,246	6%
APAC	15,392	16,159	-5%	32,637	42,087	-22%
Total revenue	$ 79,725	$ 52,495	52%	$ 183,567	$ 147,481	24%

% of Total Revenue
EMEA	61%	48%		59%	44%
Americas	20%	21%		23%	27%
APAC	19%	31%		18%	29%

Revenue generated in EMEA during the three months ended September 30, 2019 was $23.4  million, or 93% higher than the three months ended September 30,  2018, driven by higher hardware sales, higher software license sales, and maintenance revenue. For the nine months ended September 30, 2019, revenue generated in EMEA was $43.0 million or 66% higher than the same period in 2018.  The increase in revenue for both periods is driven by higher hardware and maintenance revenue.

Revenue generated in the Americas during the three months ended September 30, 2019 was $4.6 million, or 41%  higher than the three months ended September 30, 2018, driven by an increase in software and maintenance revenue. For the nine months ended September 30, 2019, revenue generated in the Americas was $2.5 million, or 6%  higher than the same period in 2018. The increase for the nine months ended September 30, 2019 compared to the same period in 2018 was driven by an increase in software license revenue.

Revenue generated in the Asia Pacific region during the three months ended September 30, 2019 was $0.8 million, or 5%  lower than the three months ended September 30, 2018, driven by lower hardware revenue. For the nine months ended September 30, 2019, revenue generated in the Asia Pacific Region was $9.5 million, or 22%  lower than the same period in 2018, driven by lower software,  maintenance, and hardware revenue.

Cost of Goods Sold and Gross Margin

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Cost of goods sold
Product and license	$ 22,199	$ 14,321	55%	$ 46,966	$ 32,897	43%
Services and other	4,470	3,631	23%	13,622	9,363	45%
Total cost of goods sold	$ 26,669	$ 17,952	49%	$ 60,588	$ 42,260	43%

Gross profit	$ 53,056	$ 34,543	54%	$ 122,979	$ 105,221	17%

Gross margin
Product and license	64%	61%		65%	69%
Services and other	76%	77%		73%	78%
Total gross margin	67%	66%		67%	71%

The cost of product and license revenue increased  $7.9 million, or 55% during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.  During the nine months ended September 30, 2019, the cost of product and license revenue increased  $14.1 million or 43% compared to the nine months ended September 30, 2018.  The increase in cost of product and license during both periods was due to higher token costs, driven by higher hardware sales as a percentage of total revenue.

The cost of services and other revenue increased by $0.8 million, or 23% during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. During the nine months ended September 30, 2019 the cost of services and other revenue increased by $4.3 million or 45% compared to the nine months ended September 30, 2018. The increase in cost of services and other revenue during both periods is reflective of higher subscription revenue, which has increased cloud-based infrastructure costs.

Gross profit increased $18.5 million, or 54% during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.  During the nine months ended September 30, 2019 gross profit increased by $17.8 million, or 17% compared to the nine months ended September 30, 2018. Gross profit margin was 67% and 67% for the three and nine months ended September 30,  2019, respectively, compared to 66% and 71% for the three and nine months ended September 30, 2018, respectively. The overall decrease in profit margins for the nine months ended September 30, 2019 was driven by both lower product and license margins, as well as lower services and other margins compared to the comparable periods in the prior year.

The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies including the Euro. The impact of changes in currency rates are estimated to have decreased revenue by approximately $2.4 million and $6.4 million for the three and nine months ended September 30, 2019, respectively. Had currency rates in 2019 been equal to rates in 2018, the gross profit margin would have been approximately 3.0 percentage points and 3.5 percentage points higher for the three and nine months ended September 30, 2019, respectively.

Operating Expenses

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Operating costs
Sales and marketing	$14,156	$16,039	-12%	$44,579	$46,938	-5%
Research and development	9,956	8,992	11%	32,428	22,805	42%
General and administrative	9,490	10,184	-7%	29,540	32,168	-8%
Amortization / impairment of intangible assets	2,335	2,442	-4%	7,051	7,387	-5%
Total operating costs	$35,937	$37,657	-5%	$113,598	$109,298	4%

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended September 30, 2019 were $14.2 million, a decrease of $1.9 million, or 12%, from the three months ended September 30, 2018. Sales and marketing expenses for the nine months ended September 30, 2019, were $44.6 million, a  decrease of $2.4 million, or 5%, from the same period of 2018. The decrease in expense for the three and nine months ended September 30, 2019 compared to the same periods in 2018 was primarily attributable to lower headcount and rebranding costs of $0.5 million incurred during the nine months ended September 30, 2018.

Average full-time sales, marketing, support, and operating employee headcount for the three and nine months ended September 30, 2019 was 318 and 319, respectively, compared to 352 and 332 for the three and nine months ended September 30, 2018, respectively. Headcount was 10% and 4%  lower for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2019, were $10.0 million, an increase of  $1.0 million, or 11%, from the three months ended September 30, 2018. Research and development costs for the nine months ended September 30, 2019 were $32.4 million, an increase of $9.6 million, or 42%, from the same period of 2018.  The increases in expense for both the three and nine month periods ended September 30, 2019 were primarily driven by higher employee headcount.

Average full-time research and development employee headcount for the three and nine months ended September 30, 2019 was 304 and 301, respectively, compared to 277 and 236 for the three and nine months ended September 30, 2018, respectively. Average headcount was approximately 10% and 27% higher for the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2019, were $9.5 million, a  decrease of $0.7 million, or 7%, from the three months ended September 30, 2018.  General and administrative expenses for the nine months ended September 30, 2019, were $29.5 million, a decrease of $2.6 million, or 8%, compared to the same period of 2018. The decrease in general and administrative expenses for the three months ended September 30, 2019, compared to the same period in 2018 was primarily driven by lower personnel costs. The decrease in general and administrative expense for the nine months ended September 30, 2019, compared to the same period in 2018 was driven primarily by lower personnel costs, due to turnover of higher paid employees, and by professional costs incurred during 2018 for the acquisition of Dealflo.

Average full-time general and administrative employee headcount for the three and nine months ended September 30, 2019 was 115 and 112, compared to 108 and 103 for the three and nine months ended September 30, 2018, respectively. Average headcount was approximately 6% and 9% higher for the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018.

Amortization / impairment of Intangible Assets

Amortization / impairment of intangible assets for the three and nine months ended September 30, 2019 was $2.3 million and $7.1 million, respectively, a decrease of $0.1 million or 4%  and $0.3 million or 5%  from the comparable periods in 2018. The decrease in amortization / impairment expense for the nine month periods ended September 30, 2019 was driven by expense recognized during the nine months ended September 30, 2018 for assets that were considered impaired as a result of the rebranding.

Interest Income, net

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Interest income, net	$ 228	$ 258	-12%	$ 432	$ 991	-56%

Interest income, net was $0.2 million and $0.4 million for the three and nine months ended September 30, 2019, as compared to $0.3 million and $1.0 million for the same periods in 2018. The decrease in interest income, net for both the three and nine months ended September 30, 2019 compared to the same periods in 2018 reflects both a decrease in our short term investment balance and a decrease to the average interest rate earned on our cash equivalents.

Other Income (Expense), net

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$ (1,611)	$ 246	-755%	$ (1,711)	$ 2,025	-184%

Other income (expense), net primarily includes subsidies received from foreign governments in support of our research and development in those countries, exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, and other miscellaneous non-operational, non-recurring expenses.

Other income (expense), net for the three and nine months ended September 30,  2019 was $(1.6) million and $(1.7)  million, respectively, compared to $0.2 million and $2.0 million for the comparable periods of 2018. The expense recognized for the nine months ended September 30,  2019 was attributable to exchange losses. Income recognized during the nine months ended September 30, 2018 was attributable to government subsidies and exchange gains.

Provision (Benefit) for Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Provision (benefit) for income taxes	$ 3,864	$ (1,702)	-327%	$ 4,363	$ (943)	-563%

The Company recorded income tax expense for the three months ended September 30, 2019 of $3.9 million, compared to a benefit of $(1.7) million for the three months ended September 30, 2018.  The increase was attributable to increased profits in the period excluding losses at entities where we cannot record a tax benefit.

The Company recorded income tax expense for the nine months ended September 30, 2019 of $4.4 million, compared to a benefit of $0.9  million for the nine months ended September 30, 2018. The increase was attributable to increased profits in the period excluding losses at entities where we cannot record a tax benefit (See Note 9 – Income Taxes). Additionally, the nine months ended September 30, 2018 included a $2.5 million favorable tax adjustment related to US tax reform.

Liquidity and Capital Resources

At September 30,  2019, we had net cash balances (total cash and cash equivalents) of $54.9 million and short-term investments of $26.4 million. Short term investments consist of U.S. treasury bills and notes, government agency notes, corporate notes and bonds, and high quality commercial paper with maturities at acquisition of more than three months and less than twelve months.

At December 31, 2018, we had net cash balances of $76.7 million and short-term investments of $22.8 million.

During the year ended December 31, 2018, we entered into a new lease agreement that required a letter of credit in the amount of $0.8 million to secure the obligation. The restricted cash related to this letter of credit is recorded in other non-current assets on the Consolidated Balance Sheet at September 30, 2019 and December 31, 2018.

Our working capital at September 30, 2019 was $126.4 million compared to $119.6 million at December 31, 2018.

As of September 30, 2019, we held $41.1 million of cash and cash equivalents in subsidiaries outside of the United States. Of that amount, $40.8 million is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.

We believe that our financial resources are adequate to meet our operating needs over the next twelve months.

Our cash flows are as follows:

	Nine months ended September 30,
	2019	2018
	(in thousands)
Cash provided by (used in):
Operating activities	$ (13,662)	$ (9,205)
Investing activities	(7,609)	23,525
Financing activities	(394)	(399)
Effect of foreign exchange rate changes on cash and cash equivalents	(154)	(647)

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

For the nine months ended September 30, 2019, net cash used in operating activities was $13.7 million, compared to net cash used in operating activities of $9.2 million during the nine months ended September 30, 2018. The increase is primarily driven by the timing of receivables and higher inventory purchases.

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

For the nine months ended September 30, 2019, net cash used in investing activities was $7.6 million, compared to net cash provided by investing activities of $23.5 million for the nine months ended September 30, 2018. The decrease is largely attributable to the maturity of $80.0 million of investments during the nine months ended September 30, 2018, offset by the $53.1 million purchase of Dealflo during the same period.

Critical Accounting Policy

Our accounting policies are fully described in Note 1 - Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 2 – Summary of Significant Accounting Policies to our Interim Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019. We believe our most critical accounting policies include revenue recognition, purchase accounting and related fair value measurements and accounting for income taxes.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the nine months ended September 30, 2019.  For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 4 - Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who, respectively, are our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure (i) the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness in our internal control over financial reporting described below and further in our Annual Report on Form 10-K for the year ended December 31, 2018, that our disclosure controls and procedures were not effective as of September 30, 2019.

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

Additionally, the Company concluded the implementation of a new global enterprise resource planning (“ERP”) system during the nine months ended September 30, 2019. This ERP system has replaced our existing operating and financial systems and is designed to accurately maintain the Company’s financial records, enhance operational functionality, and provide timely information to the Company’s management team related to the operation of the business.

               Subject to the foregoing, there were no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of its shares of common stock during the third quarter of 2019:

			Total Number
			of Shares	Maximum
			Purchased as	Number of Shares
	Total		Part of Publicly	that May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares Purchased	Price Paid	Plans or	the Plans or
Period	(1)	per Share	Programs (2)	Programs (2)
July 1, 2019 through July 31, 2019	7,013	$13.71	—	—
August 1, 2019 through August 31, 2019	3,899	14.59	—	—
September 1, 2019 through September 30, 2019	974	$13.38	—	—

(1.)	All transactions represent surrender of vested shares in satisfaction of tax withholdings by grantees under the 2009 Equity Incentive Plan.
(2.)	The Company has no publicly announced plans or programs to repurchase its shares.

Item 6 - Exhibits

Exhibit 31.1 - Rule 13a‑14(a)/15d‑14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 29, 2019.

Exhibit 31.2 - Rule 13a‑14(a)/15d‑14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 29, 2019.

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 29, 2019.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 29, 2019.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 30, 2019.

OneSpan Inc.

/s/ Scott Clements
Scott Clements
Chief Executive Officer (Principal Executive Officer)

/s/ Mark S. Hoyt
Mark S. Hoyt
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)