Form 10-K
period 2019-12-31
OneSpan Inc.
filed 2020-03-16
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

As of June 30, 2019, the aggregate market value of voting and non-voting common equity (based upon the last sale price of the common stock as reported on the NASDAQ Capital Market on June 30, 2019) held by non-affiliates of the registrant was $460,536,053 at $14.17 per share.

As of March 1, 2020, there were 40,271,211 shares of common stock outstanding.

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

PART I

Item 1 – Business

OneSpan Inc., formerly known as VASCO Data Security International, Inc., was incorporated in the State of Delaware in 1997. Our principal executive office is located at 121 West Wacker Drive, Suite 2050, Chicago, Illinois 60601; the telephone number at that address is 312 766 4001. Unless otherwise noted, references in this Annual Report on Form 10-K to “Onespan”, “Company”, “we”, “our”, and “us” refer to OneSpan Inc. and its subsidiaries. Our website address is www.onespan.com.

Additional information about the Company, including the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with the Securities and Exchange Commission (the “SEC”) are available on our website at investors.onespan.com.

Overview

We design, develop and market digital solutions for identity, security, and business productivity that protect and facilitate electronic transactions via mobile and connected devices. We are a global leader in providing anti-fraud and digital transaction management solutions to financial institutions and other businesses. We do this by delivering trust in people’s identities, their devices, and the transactions that they conduct online. We make digital banking accessible, secure, easy, and valuable. Our solutions secure access to online accounts, data, assets, and applications for global enterprises; provide tools for application developers to easily integrate security functions into their web-based and mobile applications; and facilitate end-to-end financial agreement automation including digital identity verification, customer due diligence, electronic signature, and document management. Our trusted identity platform technologies including Intelligent Adaptive Authentication, Risk Analytics and Secure Agreement Automation, along with various multi-factor authentication, mobile app security and transaction signing technologies, enhance the ability of companies to prevent hacking attacks against online and mobile transactionswhile providing an exceptional experience for remote customers.

We offer cloud based and on-premises solutions using both open standards and proprietary technologies. Some of our proprietary technologies are patented. Our products and services are used for authentication, fraud mitigation, e-signing transactions and documents, and identity management in Business-to-Business (“B2B”), Business-to-Employee (“B2E”) and Business-to-Consumer (“B2C”) environments. Our target market is business processes using an electronic interface, particularly the internet, where there is risk of account takeover or new account fraud. Our products can enhance customer experience, increase security associated with accessing business processes, reduce losses from unauthorized access, and reduce the cost of the process by automating activities previously performed manually.

Online and mobile application owners and publishers benefit from our expertise in multi-factor authentication, document signing, transaction signing, application security, remote customer onboarding, and in mitigating hacking attacks. Our convenient and proven security solutions enable low friction and trusted interactions between businesses, employees, and consumers across a variety of online and mobile platforms.

Our primary growth strategy is to make digital banking more accessible, secure, easy and valuable. Our key growth objectives include:

•	Expanding our portfolio of solutions that enable institutions to mitigate fraud, comply with regulations, easily on-board customers, and adaptively authenticate transactions;
•	Automating and securing digital customer journeys with Secure Agreement Automation to remotely verify identities, mitigate application fraud, and secure account openings and transactions;
•	Increasing sales to existing customers and acquiring new customers;
•	Driving increased demand for our products in new applications, new markets, and new territories;

•	Expanding our channel partner ecosystem; and
•	Strategically acquiring companies that expand our technology portfolio or customer base and increase our recurring revenue.

Industry Background

Rapid global growth in cloud and mobile banking transactions is driving increased demand for multi-channel security solutions and enhanced user experiences across the financial services industry. Similarly, increasing remote corporate access of important resources by employees, business partners and customers is introducing new security risks for participants. Large and powerful criminal hacking organizations are launching more sophisticated hacking attacks with greater frequency. The criminal activities of private and state-sponsored hacking organizations have driven an increased need for security solutions and expansion of regulations requiring improved security measures to protect against hacking attacks and breaches. Several governments worldwide have issued specific recommendations advocating multi-factor authentication and other security measures to improve cloud-based and mobile banking security. We believe these global trends will continue and that the market for authentication, anti-fraud, and e-signature solutions will continue to grow driven by growth in digital banking transactions, digital commerce, remote corporate access, growing awareness of the impact of cyber-crime, and new government regulations.

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

In 2015, we acquired Silanis Technology Inc., a leading provider of electronic signature (e-signature) and digital transaction solutions used to electronically sign, send, and manage documents. The solution is sold under the OneSpan Sign (formerly eSignLive) name and is trusted by many of the largest banks, insurers, and government agencies.

In May 2018, we acquired Dealflo Limited, a leading provider of identity verification and end-to-end financial automation solutions.

Also in May 2018, VASCO Data Security international, Inc. changed its name to OneSpan Inc. The Company’s name change reflects a shift in our strategy and solution offerings.

Including our predecessor companies, we have engaged in sixteen acquisitions and two dispositions.

Our Products and Services

Trusted Identity Platform

The Trusted Identity (TID) platform is a cloud-based platform that brings together OneSpan’s broad portfolio of security technologies, including Intelligent Adaptive Authentication, Risk Analytics, Secure Agreement Automation, Mobile Security Suite, multi-factor authentication, biometrics, and orchestration to power solutions that secure users, devices, and transactions across the digital journey. The innovative approach of this platform delivers on simplicity with orchestration technology that integrates applications and services requirements via a single interface while constantly protecting sensitive data through an encrypted client/server secure channel.

Intelligent Adaptive Authentication

Intelligent Adaptive Authentication is a cloud-based solution that enables banks and other financial institutions to secure users, devices, and transactions while providing an enhanced customer experience. It is powered by the TID platform and leverages advanced risk analytics, mobile security, multi-factor authentication, biometrics, and other technologies that enable the real-time analysis and scoring of vast and disparate data across channels. This risk score drives a precise level of authentication security for each unique transaction which ensures a positive customer experience while safe guarding transactions and sensitive customer data. This helps institutions reduce fraud and drive growth through higher customer loyalty and increased use of bank services.

Risk Analytics

Risk Analytics is a comprehensive anti-fraud solution designed to help banks and other financial institutions improve the speed and accuracy of detecting known and emerging fraud across online and mobile channels. A component of the TID platform, which includes machine learning technology, the solution analyzes vast amounts of user, device, and transaction data in real time to provide a comprehensive risk assessment. It enables institutions to take a proactive approach to fraud prevention while removing major points of friction for end users. Cross-channel, prebuilt rules complement this scoring process and allow fraud experts to make decisions on alerts or link to automated business processes such as step-up authentication. The solution can be implemented in combination with Mobile Security Suite to provide integrated trust with minimal impact on the end user experience. It can be deployed in the cloud or on-premises.

Secure Agreement Automation

Secure Agreement Automation is a cloud-based solution that combines digital identity verification, e-signature, and workflow automation capabilities to help digitize the mobile and online application process. By leveraging multiple third-party identity verification services, organizations can drive higher customer adoption and conversion rates via a single vendor, single SLA, and single API integration through OneSpan. Solution capabilities include: Identity document (e.g., driver’s license, passport, etc.) capture and real-time authenticity verification, as well as facial comparison (“selfie”) and liveness detection to establish that the individual presenting the identity document is the same person whose picture appears on the authenticated identity document. Combined with e-signature capabilities, organizations can quickly present and execute legally enforceable agreements while improving the digital customer experience.

Secure Agreement Automation enables banks and financial institutions to verify the identity of remote applicants during the new digital account opening, lending, and financing application processes. The multi-layered identity verification approach enables automated failover to alternative identity verification providers in the event of a verification failure or provider unavailability which reduces applicant abandonment rates. Additionally, the solution provides organizations the ability to ensure the best identity verification processes for their business needs and digital channels to help maximize pass rates, minimize application fraud, and increase operational efficiencies.

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

Mobile Authenticator Studio is a user-friendly and secure mobile authenticator that operates as a discrete mobile application. It includes many of the features of the Mobile Security Suite and can easily be tailored to meet the needs of countless authentication processes. It can be customized and deployed rapidly without extensive technical support ensuring strong security with compelling value.

OneSpan Sign

OneSpan Sign supports a broad range of e-signature requirements from simple to complex, and from the occasional agreement to processing tens of thousands of transactions. OneSpan Sign provides multiple deployment options including public cloud, private cloud, or on-premises without compromising security or functionality. The solution is also available in a Federal Risk and Authorization Management Program (FedRAMP) SaaS-level compliant cloud, allowing U.S. government agencies to implement e-signatures in the cloud and meet GSA security requirements.

Customers can configure OneSpan Sign to reinforce their brand for a seamless signing experience. Each step of the e-signature workflow can be customized, from authentication to distribution and storage. OneSpan Sign also provides comprehensive and secure electronic evidence for strong legal protection by capturing both document and process-level evidence. This reduces the time and cost of gathering evidence and demonstrating legal and regulatory compliance. Electronic signature capabilities can be a critical component of the account opening and onboarding processes, providing a secure and user-friendly way to execute legally binding agreements.

Hardware Authenticators

We offer a wide variety of hardware authenticators, each of which has its own distinct characteristics to meet the needs of our customers. All models of the Digipass family of authenticators are designed to work together so customers can switch devices without changes to their existing infrastructure. Our models range from one-button devices and smart card readers to devices that include more advanced technologies, such as public key infrastructure (“PKI”) and visual cryptography.

Digipass hardware technology is designed to support authentication and digital signatures for applications running on traditional PCs, tablets, and mobile phones.

Authentication Server

Authentication Server incorporates a range of strong authentication utilities and solutions designed to allow organizations to securely authenticate users and transactions. Our solution, once integrated, becomes largely transparent to users, minimizing rollout and support issues. Authentication Server encompasses multiple authentication technologies (e.g., passwords, dynamic password technologies, certificates, and biometrics) and allows the use of any combination of those technologies simultaneously.

Authentication Server enables customers to administer a high level of access control. The solution requires only a few days to implement in most systems and supports our line of hardware and software authenticators. Once linked to an application, Authentication Server automatically handles login requests from any authorized user.

Intellectual Property and Proprietary Rights and Licenses

We rely on a combination of patent, copyright, trademark, design, and trade secret laws, as well as employee and third-party non-disclosure agreements to protect our proprietary rights. In particular, we hold several patents in the U.S. and in other countries, which cover multiple aspects of our technology. These patents expire between now and more than 10 years from now. In addition to the issued patents, we also have several patent applications pending in the U.S., Europe, and other countries. The majority of our issued and pending patents cover our Digipass product line. We believe these patents to be valuable property rights and we rely on the strength of our patents and on trade secret law to protect our proprietary technology. We furthermore have registrations for most of our trademarks in most of the markets where we sell the corresponding products and services and registrations of the designs of many of our hardware products primarily in the EU and China. To the extent that we believe our intellectual property rights are being infringed upon, we intend to assert vigorously our intellectual property rights, including but not limited to, pursuing all available legal remedies.

Research and Development

Our research and development efforts historically have been, and will continue to be, concentrated on solution enhancement, new technology development, and related new software introductions. We employ a team of full-time engineers and, from time to time, also engage independent engineering firms to conduct non-strategic product development efforts on our behalf. For fiscal years ended December 31, 2019, 2018, and 2017, we incurred expenses of $42.5  million, $32.2 million, and $23.1 million, respectively, for research and development.

Production

Our Digipass security hardware products are manufactured by third party manufacturers pursuant to purchase orders that we issue. Our hardware Digipass products are made primarily from commercially available electronic components purchased globally. Our software solutions are produced in-house or developed by third parties and sold under license.

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

Large orders that would significantly deplete our inventory are typically required to be placed with more than twelve weeks of lead-time, allowing us to make appropriate arrangements with our suppliers. We purchase microprocessors and arrange for shipment to third parties for assembly and testing in accordance with our design specifications. The majority of our Digipass products are manufactured by four independent factories in Southern China. Purchases are made on a volume purchase order basis. We supply product test equipment at the point of assembly. We maintain a local team in China to conduct quality control and quality assurance procedures. Periodic visits are conducted by our personnel for quality management, assembly process review, and supplier relations.

Competition

The market for digital solutions for identity, security, and business productivity solutions is very competitive and, like most technology-driven markets, is subject to rapid change and constantly evolving solutions and services. Our anti-fraud products are designed to allow authorized users access to a computing environment or application, in some cases using patented technology, as a replacement for or supplement to a static password. Although certain of our security technologies are patented, there are other organizations that offer anti-fraud solutions that compete with us for market share. Our main competitors in our anti-fraud markets are Gemalto, a subsidiary of Thales Group, and RSA Security, a subsidiary of Dell Technologies. There are many other companies, such as Transmit Security, Symantec, and Early Warning that offer competing services. In addition to these companies, we face competition from many small authentication solution providers, many of whom offer new technologies and niche solutions such as biometric or behavioral analysis. We believe that competition in this market is likely to intensify as a result of increasing demand for security products. Our primary competitors for electronic signature solutions include DocuSign and Adobe Systems. Both companies are significantly larger than us. In addition to these companies, there are dozens of smaller and regional providers of electronic signing solutions.

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

Sales and Marketing

Our solutions are sold worldwide through our direct sales force as well as through distributors, resellers, systems integrators, and original equipment manufacturers. Our sales staff coordinates sales activity through both our sales channels and those of our partners making direct sales calls either alone or with the sales personnel of our partners. Our sales staff also provides product education seminars to sales and technical personnel of resellers and distributors with whom we have working relationships and to potential end-users of our products.

We offer customers a choice of on-site implementation using our on-premises model or a cloud implementation for solutions using our services platform.

Part of our expanded selling effort includes approaching our partners to find additional applications for our security products. In addition, our marketing plan calls for the identification of new business opportunities that may require enhanced security or areas where we do not currently market our products.

Customers and Markets

We generally focus our sales and marketing efforts in three primary areas. The first is financial institutions where the majority of our revenue is derived. This segment includes traditional banks, credit unions, and online-only banks. This is our primary market. We believe there are substantial opportunities for future growth in the financial vertical as our solution portfolio expands and we deliver additional capabilities targeted specifically at identifying and mitigating online and mobile banking fraud. We also sell to the enterprise market segment which consists primarily of businesses seeking secure internal and remote network access. We sell to these businesses mostly through distribution and resellers. Our strategy is to leverage products developed for the banking market in the enterprise market as the hacking attacks in both markets have many similarities. We also target the government market segment in select regions around the globe. Our customer base includes a number of government organizations.

Our top 10 customers contributed 29%,  24%, and 27%, in 2019, 2018, and 2017, respectively, of total worldwide revenue.

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

We also experience seasonality or variation across the year in our markets. These trends can include lower sales during the summer months, particularly in EMEA, or higher sales during the second half of the fiscal year compared to the first half of the fiscal year.

Financial Information Relating to Foreign and Domestic Operations

For financial information regarding OneSpan, see our Consolidated Financial Statements and the related Notes, which are included in this Annual Report on Form 10-K. We have a single operating segment for all our products and operations. See Note 14 in the Notes to Consolidated Financial Statements for a breakdown of revenue and long-lived assets between the U.S. and other regions.

Employees

As of December 31, 2019, we had 744 total employees, including 365 located in the Americas,  346 located in EMEA (Europe, the Middle East and Africa), and 33 located in Asia Pacific. Of the total employees, 321 were involved in sales, marketing, operations, and customer support, 309 in research and development and 114 in general and administration.

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

We derive a substantial portion of our revenue from a limited number of customers, many of which are financial institutions. The loss of substantial sales to any one of them could adversely affect our operations and results. In fiscal 2019, 2018, and 2017, our top 10 largest customers contributed 29%, 24%, and 27%, respectively, of total worldwide revenue.

The return of a worldwide recession and/or regional economic downturns may further impact our business.

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

•	in the event of a contraction of our sales, dated inventory may result in a need for increased obsolescence reserves;
•	a severe financial difficulty experienced by our customers may cause them to become insolvent or cease business operations, which could reduce sales, cash collections and revenue streams.
•

any difficulty or inability on the part of manufacturers of our products or other participants in our supply chain in obtaining sufficient financing to purchase raw materials or to finance general working capital needs may result in delays or non-delivery of shipments of our products.

We are unable to predict potential future economic conditions, disruptions in the sovereign debt markets or other financial markets, regional recessions, or the effect of any such disruption or disruptions on our business and results of operations, but the consequences may be materially adverse. We believe that our business in the Banking market in Europe would be impacted most directly by any such disruption and that the consequences may be materially adverse, as approximately 58% of our consolidated revenues originated in the EMEA region in 2019.

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

In response to the material weakness in our internal control over financial reporting disclosed as of December 31, 2018, we expended significant resources to improve our internal control over financial reporting and the effectiveness of our disclosure controls and procedures. We expended significant resources, including accounting related costs and significant management oversight as we corrected the deficiencies. Management has determined that full remediation of the prior deficiencies in internal control over financial reporting that led to this material weakness has occurred, disclosed in Item 9A, and the subsequent investment in the control environment will continue.

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

Although we have reported net income (loss) of $8.8 million, $3.8 million, and $(22.4) million for the years ended December 31, 2019, 2018, and 2017, respectively, our retained earnings were $181.2 million at December 31, 2019. Over our 25 year operating history, we have operated at a loss for many of those years. Depending on the economic environment’s changing rules and regulations, and our investment strategies, it may be difficult for us to sustain profitability on a GAAP basis. We may choose to invest for long term value which could decrease or eliminate short term profit.

We derive revenue from a limited number of products.

Approximately half of our revenue is derived from the sale of authentication related hardware products and related services. We anticipate a substantial portion of future revenue, will be derived from authentication, products and related services. If the sale of these products and services is impeded for any reason and we have not diversified our offerings into more software, our business and results of operations would be negatively impacted.  Further, we expect our hardware product sales to decline over the long term in our traditional markets.  If the rate of decline is more than expected and the aforementioned diversification is not enough to offset the decline, our results could be uneven and overall could be negative.

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

A typical sales cycle in the financial services market is often six months or more. Larger banking transactions may take up to 18 months or more. Purchasing decisions for our products and services may be subject to delays due to many factors that are not within our control, such as:

•	Time required for a prospective customer to recognize the need for our products;
•	Significant expense of many security products and systems;
•	Customer budgeting process; and
•	Customer evaluation, testing and approval process.

As our operating expenses are based on anticipated revenue levels, a small fluctuation in the timing of sales can cause our operating results to vary significantly between periods.

We have a great dependence on a limited number of suppliers and the loss of their manufacturing capability could materially impact our operations.

In the event that the supply of components or finished products is interrupted or relations with any of our principal vendors is terminated, there could be increased costs and considerable delay in finding suitable replacement sources to manufacture our hardware products. Our hardware Digipass authentication devices are assembled at facilities located in mainland China. The importation of these products from China exposes us to the possibility of product supply disruption and increased costs in the event of changes in the policies of the Chinese government, political unrest or unstable economic conditions in China or developments in the United States or European Union that are adverse to trade, including enactment of protectionist legislation.  In 2019, a portion of our hardware products became subject to tariffs.  If such tariffs increase in amount or scope, our financial results could be negatively affected.

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

Part of our business strategy is to enter into strategic alliances and other cooperative arrangements with other companies in our industry. We currently are involved in cooperative efforts with respect to the incorporation of our products into products of others and vice versa, research and development efforts, marketing efforts and reseller arrangements. These relationships are generally non-exclusive, and some of our strategic partners also have cooperative relationships with certain of our competitors. If we are unable to enter cooperative arrangements in the future or if we lose any of our current strategic or cooperative relationships, our business could be harmed. We do not control the time and resources devoted to such activities by parties with whom we have relationships. In addition, we may not have the resources available to satisfy expectations, which may adversely affect these relationships. These relationships may not continue, may not be commercially successful, or may require our expenditure of significant financial, personnel and administrative resources from time to time. Further, certain of our products and services compete with the products and services of our strategic partners.

We may not be able to maintain effective product distribution channels, which could result in decreased revenue.

We rely on both our direct sales force and an indirect channel distribution strategy for the sale and marketing of our products. We may be unable to attract distributors, resellers and integrators, as planned, that can market our products effectively and provide timely and cost-effective customer support and service. There is also a risk that some or all of our distributors, resellers or integrators may be acquired, may change their business models or may go out of business, any of which could have an adverse effect on our business. Further, our distributors, integrators and resellers may sell competing products. The loss of important sales personnel, distributors, integrators or resellers could adversely affect us.

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

Our future success depends upon our ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is often intense and there can be no assurance that we can attract other highly qualified personnel in the future. If we cannot retain or are unable to hire such key personnel, our business, financial condition and results of operations could be significantly adversely affected.

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

We could be materially adversely affected by future changes in tax law or policy (or in their interpretation or enforcement) in the jurisdictions where we operate. These changes could be exacerbated by economic, budget or other challenges facing these jurisdictions. For example, foreign jurisdictions could impose tax rate changes along with additional corporate tax provisions that would disallow or tax perceived “base erosion” or profit shifting amongst jurisdictions. In addition, aspects of U.S. tax reform may lead foreign jurisdictions to respond by enacting additional tax legislation that results in an adverse effect on our effective tax rate, results of operations, cash flows and financial condition.

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

Our sales arrangements often include multiple elements, including hardware, services, software, maintenance and support. In addition, we have sold software related arrangements in multiple forms, including perpetual licenses, term-based licenses and SaaS subscriptions, each of which may be treated differently under accounting rules. The accounting rules for such arrangements are complex and subject to change from time to time. The nature of the arrangement can create variations in the timing of revenue recognition.

Provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

Our agreements with customers, solution partners and channel partners generally include provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement and, in some cases, for damages caused by us to property or persons or for other damages. In addition, we make certain representations and warranties and incur obligations under our contracts in the ordinary course of business, including for items related to data security and potential data privacy breaches. Not all of our potential losses under our contracts are covered by insurance policies, which could increase the impact of any such loss should it occur. Large indemnity payments or damages resulting from our contractual obligations could harm our business, operating results and financial condition.

The evolution of our business requires more complex development and go-to-market strategies, which involve significant risk.

Our increasing focus on developing and marketing a platform of solutions for identity management, authentication, risk analysis, fraud detection, digital business processes and related areas requires different development and go-to-market strategies than our historic hardware authentication business. We are developing, buying and licensing technology weighted toward software solutions and investment in research, development, product management, sales training and senior management. This transformation strategy is currently in progress and brings with it significant risks related to our choice of solutions and our ability to execute the strategy successfully. This strategy requires a greater focus on marketing and selling product suites and software solutions rather than selling hardware products for authentication and transaction signing. Consequently, we are developing, and must continue to develop, new strategies for marketing and selling our offerings. In addition, marketing and selling new solutions to enterprises requires significant investment of time and resources in order to train our employees and educate our customers on the benefits of our new product offerings. These investments can be costly and the additional effort required to educate both customers and our own sales force can distract from efforts to sell existing products and services.

Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations, or not allow us to experience the anticipated benefits from our investments in new technology.

 We rely extensively on information systems and technology to manage our business and summarize operating results and are in the process of a multi-year implementation of a new global enterprise resource planning (“ERP”) system and connected auxiliary applications. This ERP system has replaced our existing operating and financial systems and is designed to accurately maintain the Company’s financial records, enhance operational functionality, and provide timely information to the Company’s management team related to the operation of the business. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We may not be able to successfully implement the ERP system without experiencing delays, increased costs and other difficulties. If we have not successfully designed,  and are unable to implement the new ERP system as planned, our financial positions, results of operations, and cash flows could be negatively impacted. Additionally, if we do not effectively implement the ERP system as planned or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed.

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

In the future, as in the past, our quarterly operating results may vary significantly, resulting in a volatile stock price. Factors affecting our operating results include:

•	The level of competition;
•	The size, timing, cancellation or rescheduling of significant orders;
•	New product announcements or introductions by competitors;
•	Technological changes in the market for security products including the adoption of new technologies and standards;
•	Changes in pricing by competitors;
•	Our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;
•	Component costs and availability;
•	Achievement of significant market share in particular markets followed by declines as buying cycles may be multiple years apart;
•

The variability of revenue realized from individual customers as their buying patterns can vary significantly from period to period and is affected by the individual solutions purchased and the structure of the contract;

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

The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, including the following:

•	Actual or anticipated fluctuations in our quarterly or annual operating results;
•	Differences between actual operating results and results estimated by analysts that follow our stock and provide estimates of our results to the market;
•	Differences between guidance relative to financial results, if given, and actual results;
•	Changes in market valuations of other technology companies, and cybersecurity companies in particular;
•	Investor acceptance of our strategies and the perception of our success in executing those strategies;
•	Announcements by us or our competitors of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	Additions or departures of key personnel;
•	Future sales of common stock;
•	The inclusion or exclusion of our stock in ETF’s, indices and other benchmarks, and changes made to methodologies connected therewith;
•	Trading volume fluctuations; and
•	Reactions by investors to uncertainties in the world economy and financial markets.

A small group of persons control a substantial amount of our common stock and could delay or prevent a change of control.

Our Board of Directors, our officers and their immediate families and related entities beneficially own approximately 19%, with Mr. T. Kendall Hunt beneficially owning approximately 17%, of the outstanding shares of our common stock. As a director and our largest stockholder, Mr. Hunt may exercise substantial control over our future direction and operations and such concentration of control may have the effect of discouraging, delaying or preventing a change in control and may also have an adverse effect on the market price of our common stock.

Additionally, Blackrock, Inc. holds approximately 12% of ownership, Legion Partners Asset Management holds approximately 5% of ownership, and The Vanguard Group holds approximately 5% of ownership.

Certain provisions of our charter and of Delaware law make a takeover of our Company more difficult.

Our corporate charter and Delaware law contain provisions, such as a class of authorized but unissued preferred stock which may be issued by our board without stockholder approval that might enable our management to resist a takeover of our Company. Delaware law also limits business combinations with interested stockholders. These provisions might discourage, delay or prevent a change in control or a change in our management. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

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

The introduction by our competitors of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. Our future revenue growth and operating profit will depend in part upon our ability to enhance our current products and develop innovative new solutions to distinguish us from the competition and to meet customers’ changing needs. Security-related product developments and technology innovations by others may adversely affect our competitive position and we may not successfully anticipate or adapt to changing technology, industry standards or customer requirements on a timely basis.

Our business could be negatively impacted by cyber security incidents and other disruptions.

Our use of technology is increasing and is critical in at least three primary areas of our business:

1.	Software and information systems that we use to help us run our business more efficiently and cost effectively, which are increasingly cloud-based tools;
2.	The products we have traditionally sold and continue to sell to our customers contain technology that incorporates the use of secret numbers and encryption technology; and
3.

Solutions delivered on a software-as-a-service basis, from both public and private cloud models, which may process and store confidential, personal, health and financial information and which may rely on third parties for some or all of the solution.

A cyber incident in any of these areas of our business could disrupt our ability to take orders or deliver products or services to our customers, cause us to suffer significant monetary and other losses and significant reputational harm, or substantially impair our ability to grow the business. We expect that there will continue to be hacking attempts intended to capture business information or exploit computing power to impede the performance of our products, to access our customers’ information, or harm our reputation as a company. The processes used by hackers to access or sabotage technology products, services and networks are evolving in sophistication and increasing in frequency. We could experience a security incident due to various causes including intentional or unintentional conduct of our employees, vendors, technology partners and others that have access to or store our information.

In July 2011, we discovered a cyber-incident related to DigiNotar B.V. shortly after we purchased the company. The hacking incident at DigiNotar B.V. led to the termination of DigiNotar B.V’s registration as a certification service provider and DigiNotar B.V.’s bankruptcy. Since that time, we have experienced several security incidents, although none have been material. Even though we have established teams, processes and strategies to protect our corporate and solution assets, we may incur losses from such events as a result of unanticipated costs associated with data security incidents.

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

We rely upon Amazon Web Services to operate portions of our platform and any disruption of or interference with our use of Amazon Web Services or other vendors’ material would adversely affect our business, results of operations and financial condition

We outsource portions of our cloud infrastructure to Amazon Web Services, or AWS. Customers of our products need to be able to access our platform at any time, without interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We have experienced and expect that in the future we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Capacity constraints could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks. In addition, if our security, or that of AWS, is compromised, our products or platform are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints, either through AWS or alternative providers of cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from AWS may adversely affect our ability to meet our customers' requirements.

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

From time to time, we receive claims that we have infringed the intellectual property rights of others, including claims regarding patents, copyrights, and trademarks. Because of constant technological change in the segments in which we compete, the extensive patent coverage of existing technologies, and the rapid rate of issuance of new patents, it is possible that the number of these claims may grow. In addition, former employers of our former, current, or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. Any such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations. If we are not successful in defending such claims, we could be required to stop selling, delay shipments, redesign our products, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations with our customers. Royalty or licensing arrangements we may seek in such circumstances may not be available to us on commercially reasonable terms or at all. We have made and expect to continue making significant expenditures to establish our intellectual property rights and to investigate, defend and settle claims related to the use of technology and intellectual property rights as part of our strategy to manage this risk. In addition, we license and use software from third parties in our business. These third party software licenses may not continue to be available to us on acceptable terms or at all, and may expose us to additional liability. This liability, or our inability to use any of this third party software or technology, could result in shipment delays or other disruptions in our business that could materially and adversely affect our operating results.

We rely principally on trade secrets to protect much of our intellectual property in cases where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent misappropriation of our confidential information. We may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position. If we are unable to prevent third parties from infringing or misappropriating our copyrights, trademarks or other proprietary information, our competitive position could be adversely affected. In the course of conducting our business, we may inadvertently infringe the intellectual property rights of others, resulting in claims against us or our customers. Our contracts generally indemnify our customers for third-party claims for intellectual property infringement by the services and products we provide. In the past, we have resolved several claims of patent infringement brought against us and a claim brought against a customer related to our technology. None of these claims were material to our financial results but this may not always be the case. The expense of defending these claims may adversely affect our financial results and may not be covered by any insurance policies we maintain. In addition, any such disputes and litigation could divert management attention and harm our reputation in the market.

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

In addition to any monetary liability for the failure of our products, an actual or perceived breach of network or security at one of our customers or publicly known defect or perceived defect in our products could adversely affect the market’s perception of us and our products, and could have an adverse effect on our reputation and the demand for our products. Similarly, an actual or perceived breach of security within our own systems could damage our reputation and have an adverse effect on the demand for our products.

There is significant government regulation of technology imports and exports and to the extent we cannot meet the requirements of the regulations we may be prohibited from exporting some of our products, which could negatively impact our revenue.

Our international sales and operations are subject to risks such as the imposition of government controls, new or changed export license requirements, restrictions on the export of critical technology, trade restrictions and changes in tariffs. If we are unable to obtain regulatory approvals on a timely basis our business may be impacted. Certain of our products are subject to export controls under U.S. law. The list of products and countries for which export approval is required, and the regulatory policies with respect thereto, may be revised from time to time and our inability to obtain required approvals under these regulations could materially and adversely affect our ability to make international sales. Violations of export control and international trade laws could result in penalties, fines, adverse reputational consequences, and other materially adverse consequences. In the past, we voluntarily disclosed a trade control matter to the U.S. government. Although this matter was closed during 2018 with no fines, penalties, or finding of wrongdoing, we cannot guarantee that such issues will not arise in the future. In addition, we cannot predict the future government regulation of aspects of our business and such regulation could be detrimental to our results.

We employ cryptographic technology in our authentication products that uses complex mathematical formulations.

A portion of our products are based on cryptographic technology. With cryptographic technology, a user is given a key that is required to encrypt and decode messages. The security afforded by this technology depends on the integrity of a user’s key and in part on the application of algorithms, which are advanced mathematical factoring equations. These codes may eventually be broken or become subject to government regulation regarding their use, which would render our technology and products less effective. The occurrence of any one of the following could result in a decline in demand for our technology and products:

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

In 2019, approximately 76% of our revenue and approximately 72% of our operating expenses were generated/incurred outside of the U.S. In 2018, approximately 74% of our revenue and approximately 79% of our operating expenses were generated/incurred outside of the U.S. In 2017, approximately 72% of our revenue and approximately 76% of our operating expenses were generated/incurred outside of the U.S. A severe economic decline in any of our major foreign markets could adversely affect our results of operations and financial condition.

In addition to exposures to changes in the economic conditions of our major foreign markets, we are subject to a number of risks any or all of which could result in a disruption in our business and a decrease in our revenue. These include:

•	Inconsistent regulations and unexpected changes in regulatory requirements;
•	Export controls relating to our technology;
•	Difficulties and costs of staffing and managing international operations, including maintaining internal controls and closing or restructuring such operations;
•	Potentially adverse tax consequences;
•	Wage and price controls or protection;
•	Uncertain protection for intellectual property rights, contractual rights and collecting accounts receivable;
•	Imposition of trade barriers;
•	Differing technology standards;
•	Uncertain demand for our solutions in individual countries, even if there were past sales;
•	Linguistic and cultural differences;
•	A widely distributed workforce;
•	Difficulty in providing support and training to customers in certain international locations;
•	Economic and political instability; and
•	Social unrest, health crises, and cultural barriers or changes.

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

In June 2016, UK voters approved a referendum to withdraw the UK's membership from the EU, which is commonly referred to as "Brexit". We have operations in the UK and the EU, and as a result, we face risks associated with the potential uncertainty and disruptions that may follow Brexit, including with respect to volatility in exchange rates and interest rates and potential material changes to the regulatory regime applicable to our operations in the UK. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. Any of these effects of Brexit, and others we cannot anticipate or that may evolve over time, could adversely affect our business, financial condition, and operating results.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

Our corporate headquarters is located in Chicago, Illinois. Our international headquarters is in Zurich, Switzerland. Our European operational headquarters is in Brussels, Belgium, along with our logistics facility. We conduct sales and marketing, research and development and customer support activities from various locations. Our primary global research and development center is in Montreal, Canada. We have additional research and development facilities in the Netherlands, Cambridge, United Kingdom, Bordeaux, France and Vienna, Austria.

We have sales personnel in our offices near Boston, Massachusetts, Sydney, Australia, Singapore, Tokyo, Japan, Sao Paulo, Brazil, Dubai, Zurich, Switzerland, Chicago, Illinois, London, United Kingdom, and in several field offices around the world.

All of our properties are leased.

Item 3 – Legal Proceedings

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

We include various types of indemnification clauses in our agreements. These indemnifications may include, but are not limited to, infringement claims related to our intellectual property, direct damages and consequential damages. The type and amount of such indemnifications vary substantially based on our assessment of risk and reward associated with each agreement. We believe the estimated fair value of these indemnification clauses is minimal, and we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. We have no liabilities recorded for these clauses as of December 31, 2019.

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

The following table sets forth the range of high and low daily closing prices of our common stock on the NASDAQ Capital Market for the past two years.

2019	High	Low
Fourth quarter	$19.74	$14.13
Third quarter	16.68	12.95
Second quarter	19.41	13.40
First quarter	21.55	12.40

2018	High	Low
Fourth quarter	$19.08	$12.21
Third quarter	20.85	16.30
Second quarter	23.15	12.60
First quarter	14.95	12.05

On March 1, 2020, there were 64 registered holders and approximately 10,878 street name holders of the Company’s common stock.

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

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company of its shares of common stock during the three month period ended December 31, 2019:

			Total Number
			of Shares	Maximum
			Purchased as	Number of Shares
	Total		Part of Publicly	that May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares Purchased	Price Paid	Plans or	the Plans or
Period	(1)	per Share	Programs (2)	Programs (2)
October 1, 2019 through October 31, 2019	1,513	$17.81	—	—
November 1, 2019 through November 30, 2019	—	—	—	—
December 1, 2019 through December 31, 2019	1,731	$19.20	—	—

(1)	All transactions represent surrender of vested shares in satisfaction of tax withholdings by grantees under the Company’s Equity Incentive Plans.
(2)	The Company has no publicly announced plans or programs to repurchase its shares.

Stock Performance Graph

The Stock Performance Graph below compares the cumulative total return through December 31, 2019, assuming reinvestment of dividends, by an investor who invested $100.00 on December 31, 2013, in each of (i) our common stock, (ii) the Russell 2000 index, (iii) the Standard Industrial Code Index 3577 – Computer Peripheral Equipment, NEC and (iv) a comparable industry (the peer group) index selected by the Company. The peer group for this purpose consists of: American Software, Inc., Appian Corporation, Barracuda Networks, Inc., BlackLine, Inc., Callidus Software, Inc., Carbonite, Inc., CPI Card Group, Inc., FireEye, Inc., Gigamon, Inc., Imperva, Inc., Mobilelron, Inc., ProofPoint, Inc., PROS Holdings, Inc., Q2 Holdings, Inc., QAD, Inc., Qualys, Inc., Rapid7, Inc., SecureWorks Corp., Varonis Systems, Inc. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Item 6 - Selected Financial Data (in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017*	2016*	2015*
Statements of Operations Data:
Revenue	$254,570	$212,280	$193,291	$192,304	$241,443
Operating income	15,275	24	6,192	9,599	50,453
Net income (loss)	8,789	3,846	(22,399)	10,514	42,151
Diluted net income (loss) per common share	0.22	0.10	(0.56)	0.27	1.06

Balance Sheet Data:
Cash and equivalents	$84,282	$76,708	$78,661	$49,345	$78,522
Working capital	137,506	119,599	161,784	139,199	127,675
Total assets	384,570	352,826	337,622	327,270	311,827
Long term obligations	46,436	28,028	33,539	6,148	11,197
Total stockholders equity	264,021	252,441	237,930	253,162	245,156
Cash dividends declared per common share	—	—	—	—	—

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

The Company has excluded discussion of the comparison of the years ended December 31, 2018 and 2017 from this Form 10-K., which can be found in the annual report on Form 10-K for the period ended December 31, 2018, filed on March 15, 2019.

Overview

We design, develop and market digital solutions for identity, security, and business productivity that protect and facilitate electronic transactions via mobile and connected devices. We are a global leader in providing anti-fraud and digital transaction management solutions to financial institutions and other businesses. Our solutions secure access to online accounts, data, assets, and applications for global enterprises; provide tools for application developers to easily integrate security functions into their web-based and mobile applications; and facilitate end-to-end financial agreement automation including digital identity verification, customer due diligence, electronic signature, secure storage, and document management. Our Trusted Identity platform technologies including Intelligent Adaptive Authentication, Risk Analytics and Secure Agreement Automation, along with our various multi-factor authentication, mobile app security and transaction signing technologies, enhance the ability of companies to prevent hacking attacks against online and mobile transactions and to safely transact business with remote customers.

We offer cloud based and on-premises solutions using both open standards and proprietary technologies. Some of our proprietary technologies are patented. Our products and services are used for authentication, fraud mitigation, e-signing transactions and documents, and identity management in Business-to-Business (“B2B”), Business-to-Employee (“B2E”) and Business-to-Consumer (“B2C”) environments. Our target market is business processes using an electronic interface, particularly the internet, where there is risk of account takeover or new account fraud. Our products can increase security associated with accessing business processes, reduce losses from unauthorized access, and reduce the cost of the process by automating activities previously performed manually.

Online and mobile application owners and publishers benefit from our expertise in multi-factor authentication, document signing, transaction signing, application security, and in mitigating hacking attacks. Our convenient and proven security solutions enable low friction and trusted interactions between businesses, employees, and consumers across a variety of online and mobile platforms.

Our primary growth strategy is to make digital banking more accessible, secure, easy and valuable. Our key growth objectives include:

•	Expanding our portfolio of services that enable institutions to mitigate fraud, comply with regulations, easily on-board customers, and adaptively authenticate transactions;
•	Automating and securing digital customer journeys with Secure Agreement Automation to remotely verify identities, mitigate application fraud and secure account opening and transactions;
•	Increasing sales to existing customers and acquiring new customers;
•	Driving increased demand for our products in new applications, new markets, and new territories;
•	Expanding our channel partner ecosystem; and
•	Strategically acquiring companies that expand our technology portfolio or customer base and increase our recurring revenue.

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

While we did not experience any cyber incident in 2019, 2018, or 2017 that had a significant impact on our business, it is possible that we could experience an incident in 2020 or future years, which could result in unanticipated costs.

Currency Fluctuations

In 2019, approximately 76% of our revenue and approximately 72% of our operating expenses were generated/incurred outside of the U.S. In 2018, approximately 74% of our revenue and approximately 79% of our operating expenses were generated/incurred outside of the U.S. In 2017, approximately 72% of our revenue and approximately 76% of our operating expenses were generated/incurred outside of the U.S. While the majority of our revenue is generated outside of the U.S., the majority of our revenue is billed in U.S. Dollars.

In 2019, approximately 62% of our revenue was denominated in U.S. Dollars, 29% was denominated in Euros and 9% was denominated in other currencies. In 2018, approximately 61% of our revenue was denominated in U.S. Dollars, 34% was denominated in Euros and 5% was denominated in other currencies. In 2017, approximately 66% of our revenue was denominated in U.S. Dollars, 29% was denominated in Euros, and 5% was denominated in other currencies.

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

The financial position and the results of operations of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland, Singapore and Canada, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates generated a comprehensive gain of $1.5 million in 2019, comprehensive loss of $5.5 million in 2018 and comprehensive income of $4.0 million in 2017. These amounts are included as a separate component of stockholders’ equity. The functional currency of our subsidiaries in Singapore, Switzerland, and Canada are measured in U.S. Dollars.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations as other non-operating income/expense. We reported foreign exchange transaction losses of $1.5 million, $0.2 million, and $0.5 million in 2019, 2018, and 2017, respectively.

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

Historically, operating expenses have been impacted by changes in foreign exchange rates. We estimate the change in currency rates in 2019 compared to 2018 resulted in a  decrease in operating expenses of approximately $3.1 million in 2019.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. For full-year 2019, 2018, and 2017, operating expenses included $5.3 million, $6.1 million, and $5.4 million, respectively, related to stock-based and long-term incentive plans. Long-term incentive plan compensation expense includes both cash and stock-based incentives.

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

Income Taxes

Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). All our IP in our traditional authentication business is owned by two subsidiaries, one in the U.S. and one in Switzerland. These two subsidiaries have entered into agreements with most of the other OneSpan entities under which those other entities provide services to our U.S. and Swiss subsidiaries on either a percentage of revenue or on a cost plus basis or both. Under this structure, the earnings of our service provider subsidiaries are relatively constant. These service provider companies tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings tend to flow to the U.S. company and Swiss company. In 2019, earnings flowing to the U.S. company are expected to be taxed at a rate of 21% to 25%, while earnings flowing to the Swiss company are expected to be taxed at a rate ranging from 10% to 21%. Our Canadian subsidiary currently sells and services global customers directly, as does a UK subsidiary.

As the majority of our revenues are generated outside of the U.S., our consolidated effective tax rate is strongly influenced by the effective tax rate of our foreign operations. Changes in the effective rate related to foreign operations reflect changes in the geographic mix of earnings and the tax rates in each of the countries in which it is earned. The statutory tax rate for the primary foreign tax jurisdictions ranges from 10% to 36%.

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

Results of Operations

The following tables summarize our consolidated results of operations for the periods presented.

Comparison of the Years Ended December 31, 2019 and 2018

	Years ended December 31,		Change
	2019	2018	$	%
	(in thousands)
Revenue
Product and license	$184,173	$152,977	$31,196	20%
Services and other	70,397	59,303	11,094	19%
Total revenue	$254,570	$212,280	$42,290	20%

Revenue by geographic region
EMEA	$147,027	$103,293	$43,734	42%
Americas	61,577	54,979	6,598	12%
APAC	45,966	54,008	(8,042)	-15%
Total revenue	$254,570	$212,280	$42,290	20%

Total revenue increased $42.3 million or 20%, during the year ended December 31, 2019 compared to the year ended December 31, 2018. Product and license revenue increased by $31.2 million, or 20% during the year ended December 31, 2019. The increase in product and license revenue was due to an increase in both hardware and software licenses revenue. Services and other revenue increased by $11.1 million, or 19% during the year ended December 31, 2019. The increase was due to an increase in SaaS and maintenance revenue.

Revenue generated in EMEA increased $43.7 million, or 42% during the year ended December 31, 2019. The increase in revenue was driven by an increase in hardware, software and maintenance revenue.

Revenue generated in the Americas increased $6.6 million, or 12% during the year ended December 31, 2019. The increase in revenue was driven by higher subscription and maintenance revenue.

Revenue generated in the Asia Pacific region decreased $8.0 million, or 15% during the year ended December 31, 2019. The decrease in revenue was primarily due to a decrease in software license revenue.

Cost of Goods Sold and Gross Margin

	Twelve months ended December 31,
	2019	2018	$	% Change
	(in thousands)
Cost of goods sold
Product and license	$ 63,393	$ 50,706	$ 12,687	25%
Services and other	18,569	14,107	4,462	32%
Total cost of goods sold	$ 81,962	$ 64,813	$ 17,149	26%

Gross profit	$ 172,608	$ 147,467	25,141	17%

Gross margin
Product and license	66%	67%
Services and other	74%	76%
Total gross margin	68%	69%

The cost of product and license revenue increased $12.7 million, or 25% during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in cost of product and license revenue was primarily driven by higher token volume due to increased hardware sales.

The cost of services and other revenue increased $4.5 million, or 32%, during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in cost of services and other revenue was primarily due to increased services and other revenues and increased SaaS hosting fees.

Gross profit increased $25.1 million, or 17%, during the year ended December 31, 2019 compared to the year ended December 31, 2018. Gross margin was 68% for the year ended December 31, 2019 and 69% for the year ended December 31, 2018.

The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies including the Euro. As the U.S. Dollar strengthened against the Euro for the year ended December 31, 2019 compared to the same period of 2018, revenue from sales made in Euros decreased, as measured in US Dollars, without a corresponding change in the cost of goods sold. The impact of changes in currency rates are estimated to have decreased revenue by approximately $7.5  million for the year ended December 31, 2019. Had currency rates in 2019 been equal to rates in 2018, the gross profit margin would have been approximately 3 percentage points higher for the year ended December 31, 2019.

Operating Expenses

	Twelve months ended December 31,		Change
	2019	2018	$	%
	(in thousands)
Operating costs
Sales and marketing	$61,503	$63,805	$ (2,302)	-4%
Research and development	42,463	32,197	10,266	32%
General and administrative	43,897	41,589	2,308	6%
Amortization / impairment of intangible assets	9,470	9,852	(382)	-4%
Total operating costs	$157,333	$147,443	$ 9,890	7%

Sales and Marketing Expenses

Sales and marketing expenses decreased $2.3 million, or 4% during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to decreased outside marketing spend.

Average full-time sales and marketing employee headcount for year ended December 31, 2019 was 319, compared to 330 for year ended December 31, 2018. Average headcount in 2019 was 3%  lower than in 2018.

Research and Development Expenses

Research and development expenses increased $10.3 million, or 32% during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in expense was largely driven by an increase in headcount related to the Dealflo acquisition.

Average full-time research and development employee headcount for year ended December 31, 2019 was 302, compared to 250 for year ended December 31, 2018. Average headcount in 2019 was 21% higher than in 2018.

General and Administrative Expenses

General and administrative expenses increased $2.3 million, or 6% during the year ended December 31, 2019 compared to the year ended December 31, 2018.  The increase in general and administrative expenses for the year ended December 31, 2019 was driven by higher professional services fees and the prior year reversal of the $0.9 million accrual resulting from a favorable outcome in our matter with the Office of Foreign Assets Control (“OFAC”).

Average full-time general and administrative employee headcount for year ended December 31, 2019 was 113, compared to 105 for the year ended December 31, 2018. Average headcount in 2019 was 8% higher than in 2018.

Amortization / Impairment of Intangible Assets

Amortization / impairment of intangible assets for the year ended December 31, 2019 was $9.5 million, compared to $9.9 million for the year ended December 31, 2018, a decrease of $0.4 million or 4%. The decrease in expense was driven expense recognized during 2018 for assets that were considered impaired as a result of the rebranding.

Interest Income, net

	Twelve months ended December 31,
	2019	2018	% Change
	(in thousands)
Interest income, net	$ 747	$ 1,265	-41%

Interest income, net was $0.7 million for the year ended December 31, 2019, compared to $1.3 million for the year ended December 31, 2018. The decrease in interest income for 2019 compared to 2018 reflects a decrease in the average invested balance during the period.

Other Income, Net

	Twelve months ended December 31,
	2019	2018	% Change
	(in thousands)
Other income (expense), net	$ (527)	$ 2,264	-123%

Other income (expense) , net primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, and subsidies received from foreign governments in support of our research and development in those countries.

Other income (expense), net for the year ended December 31, 2019 was $(0.5) million, compared to $2.3 million for the year ended December 31, 2018. The fluctuation is driven by foreign exchange expense incurred during the year ended December 31, 2019 and lower government subsidies.

Provision (Benefit) for income taxes

	Twelve months ended December 31,
	2019	2018	% Change
	(in thousands)
Provision (benefit) for income taxes	$ 6,706	$ (293)	-2389%

Income tax expense for 2019 was $6.7 million compared to an income tax benefit of $0.3 million in 2018.  For the year ended December 31, 2019 there was a 43% tax expense, compared to an 8% tax benefit in 2018. Taxes increased in 2019 primarily due to the increase in pre-tax income, as well as an accrual related to uncertain tax positions. Taxes in 2018 included a benefit for an adjustment related to the 2017 deemed repatriation tax as part of Tax Reform.

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

Loss Carryforwards Available

At December 31, 2019, we have gross deferred tax assets of $24.9 million resulting from foreign and state NOL carryforwards of $16.6 million and other foreign deductible carryforwards of $8.3 million. At December 31, 2019, we have a valuation allowance of $17.3 million against deferred tax assets related to certain carryforwards. See Note 10 – Income taxes for more information regarding carryforwards and valuation allowances.

Liquidity and Capital Resources

As of December 31, 2019, we had net cash balances (total cash and cash equivalents) of $84.3 million and short-term investments of $25.5 million.  Short term investments consist of U.S. treasury bills and notes, corporate notes, and high quality commercial paper with maturities at acquisition of more than three months and less than twelve months. During the year ended December 31, 2018, we entered into a new lease agreement that required a letter of credit in the amount of $0.8 million to secure the obligation. The restricted cash related to this letter of credit is recorded in other non-current assets on the Consolidated Balance Sheet as of December 31, 2019 and December 31, 2018.   We had no outstanding debt at December 31, 2019 or December 31, 2018.

Our working capital at December 31, 2019 was $137.5 million, an increase of $17.9 million or 15% from $119.6 million at December 31, 2018. The increase in the combined balance of our cash and short-term investments is primarily driven by higher net income.

As of December 31, 2019, we held $64.1 million of cash and cash equivalents in subsidiaries outside of the United States. Of that amount, $63.5 million is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.

We believe that our financial resources are adequate to meet our operating needs over the next twelve months.

Our cash flows are as follows:

	Twelve months ended December 31,
	2019	2018	2017
	(in thousands)
Cash provided by (used in):
Operating activities	$ 18,244	$ 1,226	17,627
Investing activities	(9,893)	194	12,798
Financing activities	(569)	(970)	(640)
Effect of foreign exchange rate changes on cash and cash equivalents	(208)	(1,556)	(469)

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

For the year ended December 31, 2019, $18.2 million of cash was provided by operating activities. Cash of  $1.2 million and $17.6 million was provided by operating activities for the years ended December 31, 2018 and 2017, respectively.

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

For the year ended December 31, 2019 cash of $9.9 million was used in investing activities. For the years ended  December 31, 2018 and December 31, 2017, cash of $0.2 million and $12.8 million, respectively, was provided by investing activities.

Financing Activities

The changes in cash flows from financing activities primarily relate to tax payments for restricted stock issuances.

Cash of $0.6 million, $1.0 million and $0.6 million was used in financing activities during the years ended December 31, 2019, 2018 and 2017, respectively.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of December 31, 2019:

	Payments due by period
			2-3	4-5	More than
	Total	1 year	years	years	5 years
Operating lease obligations	$16,547	$3,245	$5,206	$3,092	$5,004
Purchase obligations	28,547	21,915	6,620	12	—
Taxes payable	10,710	3,752	2,106	4,606	246
	$55,804	$28,912	$13,932	$7,710	$5,250

The operating lease obligations above do not include common area maintenance (“CAM”) charges or real estate taxes under our operating leases, for which the Company is also obligated. These charges are generally not fixed and can fluctuate from year to year.

Taxes payable primarily represents deemed repatriation tax from 2017. For further information, refer to Note 10 – Income Taxes.

The Company had  $2.9 million, $0.4 million and $0.1 million of unrecognized tax benefits as of December 31, 2019, December 31, 2018 and December 31, 2017, respectively, which have been set aside in a reserve in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 Income Taxes. We have included $2.7 million in the table above. The remaining amounts are not included in the above table as the timing of payment of such obligations, if any, is not determinable.

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

Revenue Recognition

Under ASC 605 – For the Year ended December 31, 2017

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

       In multiple-element arrangements that include a hardware client device, we allocate the selling price among all elements, delivered and undelivered, based on estimated selling price of all of the elements. In multiple-element arrangements that include a software client device, we continue to account for each element under the current standards of ASC 985-605 related to software. When software for the client device and host software are delivered elements, we use the Residual Method for determining the amount of revenue to recognize for token and software licenses if we have vendor-specific objective evidence (“VSOE”) for all of the undelivered elements. Any discount provided to the customer is applied fully to the delivered elements in such an arrangement. VSOE for undelivered elements is established using the “bell curve method.” Under this method, we conclude VSOE exists when a substantial majority of PCS renewals are within a narrow range of pricing. The estimated selling price of PCS items is based on an established percentage of the user license fee attributable to the specific software. In sales arrangements where VSOE of fair value has not been established, revenue for all elements is deferred and amortized over the life of the arrangement.

For transactions other than multiple-element arrangements, we recognize revenue as follows:

1. Product and License Revenue:  Revenue from the sale of computer security hardware or the license of software is recorded upon shipment, or upon delivery based on the underlying contract terms. No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized.

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

Under ASC 606 – For the years ended December 31, 2019 and 2018

On January 1, 2018, we adopted FASB Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers”, or “Topic 606” using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under FASB ASC Topic 605 “Revenue Recognition ” and FASB ASC Topic 985-605 “ Software-Revenue Recognition ” (“Topic 605”). We recorded a net increase to opening Accumulated Income of $11.9 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the accounting impacts of our customer contracts that include a term license to our software, as well as the impact of accounting for costs incurred to obtain our contracts.  The net impact to revenue as a result of applying Topic 606 was an increase of $3.4 million for the year ended December 31, 2018.  See Note 4 - Revenue for further details. We determine revenue recognition through the following steps:

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

License Revenue: Revenue from the sale of software licensing is recorded upon the latter of when the customer receives the ability to access the software or when they are legally allowed to use the software.  No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized. Contracts with customers for distinct licenses of intellectual property include perpetual licenses, which grant the customer unlimited access to the software, and term licenses which limit the customer’s access to the software to a specific time period. We offer term licenses ranging from one to five years in length.  Customer payments normally correspond with delivery for perpetual licenses.  For term licenses, payments are either on installment or in advance.  In limited circumstances, we integrate third party software solutions into our software products.  We have determined that, consistent with our conclusion under prior revenue recognition rules, generally we act as the principal with respect to the satisfaction of the related performance obligation and record the corresponding revenue on a gross basis from these transactions. For transactions in which we do not act as the principal, we would recognize revenue on a net basis.  The fees paid to the third parties are recognized as a component of cost of goods sold when the revenue is recognized.

Subscription Revenue: We generate subscription revenues from our cloud services offerings. Subscription revenues mostly include fees from customers for access to the OneSpan Sign, TID, and Dealflo solutions. Our standard customer arrangements do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time. As such, these arrangements are considered service contracts and revenue is recognized ratably over the service period of the contract. Customer payments are normally in advance for annual service.

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

We operate in one reporting unit and had no goodwill impairment recorded for the years ended December 31, 2019, 2018, and 2017.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases. Since that date, the FASB has issued additional ASU’s clarifying certain aspects of ASU 2016-02. The new guidance supersedes the lease guidance under FASB Accounting Standards Codification (“ASC”) Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. The guidance requires a lessee to recognize on the Balance Sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases. Subsequent guidance issued after February 2016 did not change the core principle of ASU 2016-02. The Company adopted ASC Topic 842 effective January 1, 2019, using the modified retrospective method, which did not require the Company to adjust comparative periods. See the Accounting for Leases section of this note for additional information.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The new guidance provides financial statement users with improved information about the expected credit losses on trade receivables and other financial instruments held by a reporting entity at each reporting date.  The amendments in this update replace the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company expects to adopt the standard on a modified retrospective basis and is still evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.

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

Effective January 1, 2018, we adopted ASU 2016-01, Financial Instruments – Overall, which revises the classification and measurement of investments in equity securities. ASU 2016-01 requires that equity investments, except those accounted for under the equity method of accounting, be measured at fair value and changes in fair value are recognized in net income. ASU 2016-01 also provides a new measurement alternative for equity investments that do not have a readily determinable fair value (cost method investments). These investments are measured at cost, less any impairment, adjusted for observable price changes. Effective January 1, 2018, we elected to record our equity investment that does not have a readily determinable fair value using the alternative measurement method. Accordingly upon adoption, we recorded a cumulative effect adjustment to increase opening accumulated income at January 1, 2018 by $0.5 million, net of tax, as required for our equity investments with no readily determinable fair value to reflect the investment at approximate fair value.

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

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement , which helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (CCA) by providing guidance for determining when an arrangement includes a software license and when an arrangement is solely a hosted CCA service. Under ASU 2018-15, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. The new standard is effective for us on January 1, 2020. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. Entities can choose to adopt the new guidance prospectively to eligible costs incurred on or after the date this guidance is first applied or retrospectively. We expect to implement the guidance prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the effect that the ASU will have on our consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes. The ASU’s amendments are based on changes that were suggested by stakeholders as part of the FASB’s effort to reduce the complexity of accounting standards while maintaining or enhancing the helpfulness of information provided to financial statement users. The new standard is effective for us on January 1, 2021. We are currently evaluating the effect that the ASU will have on our consolidated financial statements and related disclosures.

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

Item 7A - Quantitative and Qualitative Disclosures about Market Risk (In thousands)

Foreign Currency Exchange Risk – In 2019, approximately 76% of our business was conducted outside the United States, primarily in Europe, Latin America and Asia/Pacific. A significant portion of our business operations is transacted in foreign currencies. As a result, we have exposure to foreign exchange fluctuations. We are affected by both foreign currency translation and transaction adjustments. Translation adjustments result from the conversion of the foreign subsidiaries’ balance sheets and income statements to U.S. Dollars at year-end exchange rates and weighted average exchange rates, respectively. Translation adjustments resulting from this process are recorded directly into stockholders’ equity. Transaction adjustments result from currency exchange movements when one of our companies transacts business in a currency that differs from its local currency. These adjustments are recorded as gains or losses in our statements of operations. Our business transactions are spread across numerous countries and currencies. This geographic diversity reduces the risk to our operating results. As noted in Management’s Discussion and Analysis above, we attempt to minimize the net impact of currency on operating earnings by denominating an amount of billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency.

Interest Rate Risk – We have minimal interest rate risk. We had no debt outstanding at December 31, 2019. Our cash, cash equivalents, and short term investments are invested in short-term instruments at current market rates. If rates were to increase or decrease by one percentage point, the Company’s interest income would increase or decrease approximately $0.3 million annually.

Impairment Risk – At December 31, 2019, we had goodwill of $94.6 million and other intangible assets of $36.2 million, primarily from acquisitions including Dealflo in 2018, eSignLive in 2015, Risk IDS in 2014, Cronto in 2013, and other prior acquisitions. We assess the recoverability of goodwill at least annually, and the recoverability of other intangible assets whenever events or circumstances change indicating the carrying value may not be recoverable. As a result of the Company rebranding, the value of certain intangible assets was written down during the second quarter of 2018, and impairment charges of $0.5 million were recorded for the year ended December 31, 2018. For the year ended December 31, 2019 and 2017, we did not incur any impairments.

Item 8 - Financial Statements and Supplementary Data

The information in response to this item is included in our consolidated financial statements, together with the report thereon of KPMG LLP, appearing on pages F‑1 through F‑42 of this Form 10‑K, and in Item 7 under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who, respectively, are our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2019. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure (i) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is  accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our management have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2019, to give reasonable assurance that the information required by us in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The management of OneSpan Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management, led by our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Management’s evaluation of our internal control over financial reporting determined that the Company’s internal control over financial reporting was effective based on those criteria as of December 31, 2019.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the year ended December 31, 2019 included in this Annual Report on Form 10-K, and has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, included on page 48 of this annual report.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended December 31, 2019, the Company finalized its remediation plan related to the material weakness that was disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The deficiencies that constituted a material weakness in our internal control over financial reporting as of December 31, 2018, were as follows:

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

The Company has finalized its remediation plan during the three months ended December 31, 2019, which consisted of the following measures, and we are satisfied that the material weakness in internal control over financial reporting identified as of December 31, 2018, has been remediated:

• Hired additional accounting personnel with the requisite technical knowledge with respect to revenue recognition and internal control over financial reporting and have used third party resources to ensure we have a sufficient complement of resources;

• Conducted an expanded training program for our new and existing personnel on internal control over financial reporting, accounting for revenue recognition, and other relevant accounting topics;

• Concluded the implementation of a new global enterprise resource planning (“ERP”) system. This ERP system replaced our previous operating and financial systems and is designed to accurately maintain the Company’s financial records, enhance operational functionality, and provide timely information to the Company’s management team related to the operation of the business;

• Designed, implemented and operated effective process-level controls throughout each of the processes in which there were ineffectively designed and implemented controls as of December 31, 2018; and
• Designed and implemented an effective continuous risk assessment processes to monitor changes that could significantly impact our internal control over financial reporting.

Except for the changes in connection with our finalization of the remediation plan discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

To the Stockholders and Board of Directors
OneSpan Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited OneSpan Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II – Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated March 16, 2020 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting in Item 9A - Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 16, 2020

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

(1)  The following consolidated financial statements and notes thereto, and the related independent auditors’ report, are included on pages F‑1 through F‑42 of this Form 10‑K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

(2)  The following consolidated financial statement schedule of the company is included on page F‑43 of this Form 10‑K:

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned consolidated financial statements.

(3)  The following exhibits are filed with this Form 10‑K or incorporated by reference as set forth at the end of the list of exhibits:

Exhibit Number	Description

2.1	Agreement for the Sale and Purchase of the Entire Issued Capital of Cronto Limited dated May 20, 2013. (Incorporated by reference – Form 8-K filed May 23, 2013.)

2.2

Arrangement Agreement, dated October 6, 2015, among VASCO Data Security International, Inc., 685102 N.B. Inc., Silanis Technology Inc., Silanis International Limited, Silanis Canada Inc., and Silanis Agent Inc. (incorporated by reference – Form 8‑K filed October 13, 2015.)

2.3	Stock Purchase Agreement, dated May 30, 2018 between VASCO Digital Automation Limited and shareholders of Dealflo Limited (incorporated by reference – Form 8-K filed June 1, 2018.)

2.4

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

4.4*

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

Exhibit Number	Description
4.6*

Form of Award Agreement for Performance Shares under VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted January 4, 2018. (Incorporated by reference – Form 10-K filed March 8, 2018.)

4.7*	Fiscal Year 2018 Form of Award Agreement for Deferred Stock under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan. (Incorporated by reference – Form 10-K filed March 8, 2018.)

4.8*	Form of Award Agreement for Restricted Stock Units under the OneSpan Inc. 2019 Omnibus Incentive Plan.

4.9*	Form of Award Agreement for Performance-based Restricted Stock Units under the OneSpan Inc. 2019 Omnibus Incentive Plan.

4.10*	Form of Award Agreement for Restricted Stock Units for Non-Employee Directors under the OneSpan Inc. 2019 Omnibus Incentive Plan.

4.11*	OneSpan Inc. Cash Award Long-Term Incentive Plan Agreement under the OneSpan Inc. 2019 Omnibus Incentive Plan.

10.1*

VASCO Data Security International, Inc. 2009 Equity Incentive Plan, effective December 19, 2008. (Incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Schedule 14A, filed with the SEC on April 30, 2009.)

10.2*	Employment Agreement, effective October 5, 2015, by and between VASCO Data Security International, Inc. and Mark Stephen Hoyt. (Incorporated by reference – Form 8‑K filed October 5, 2015.)

10.3*

Employment Agreement, dated December 1, 2015, by and between VASCO Data Security International, Inc. and Scott Clements, and Amendment No. 1 to Employment Agreement effective as of November 15, 2016. (Incorporated by reference – Form 8‑K filed November 15, 2016)

10.4*

Amendment No. 2 to Employment Agreement effective as of July 28, 2017, by and between VASCO Data Security International, Inc. (the “Company”), and Scott Clements further amending Employment Agreement entered into December 1, 2015 and first amended on November 15, 2016. (Incorporated by reference – Form 8‑K filed July 28, 2017.)

10.5*

OneSpan Inc. 2019 Omnibus Incentive Plan (incorporated by reference from Attachment A to the Registrant’s Definititve Proxy Statement filed with the Securities and Exchange Commission on April 26, 2019.)

14.1	Amended Corporate Governance Guidelines of the Board of Directors of One Span Inc. and Subsidiaries.

14.2	OneSpan Inc. Code of Conduct and Ethics.

21	Subsidiaries of Registrant.

23	Consent of KPMG LLP.

31.1	Rule 13a‑14(a)/15d‑14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 16, 2020.

31.2	Rule 13a‑14(a)/15d‑14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 16, 2020.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 16, 2020.

Exhibit Number	Description
32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 16, 2020.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

To the Stockholders and Board of Directors
OneSpan Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of OneSpan Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II –Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Accounting Principles

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company  changed its method of accounting for revenue and certain costs effective January 1, 2018, due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, and as discussed in Notes 1 and 9 to the consolidated financial statements, the Company changed its method of accounting for leases effective January 1, 2019, due to the adoption of FASB ASC Topic 842, Leases.

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

Chicago, Illinois
March 16, 2020

OneSpan Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2019	2018
ASSETS
Current assets
Cash and equivalents	$84,282	$76,708
Short term investments	25,511	22,789
Accounts receivable, net of allowances of $2,524 in 2019 and $1,152 in 2018	62,405	59,631
Inventories, net	19,819	14,428
Prepaid expenses	6,198	4,733
Contract assets	7,058	7,962
Other current assets	6,346	5,705
Total current assets	211,619	191,956
Property and equipment, net	11,454	6,250
Operating lease right-of-use assets	10,580	—
Goodwill	94,612	91,841
Intangible assets, net of accumulated amortization	36,209	45,462
Deferred income taxes	7,863	5,601
Contract assets - non-current	3,565	3,316
Other assets	8,668	8,400
Total assets	$384,570	$352,826
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,835	$7,202
Deferred revenue	30,338	33,633
Accrued wages and payroll taxes	15,415	13,932
Short-term income taxes payable	7,711	6,905
Other accrued expenses	8,786	9,323
Deferred compensation	1,028	1,362
Total current liabilities	74,113	72,357
Long-term deferred revenue	15,259	10,672
Long-term lease liability	11,299	—
Other long-term liabilities	8,297	7,075
Long-term income taxes payable	6,958	7,620
Deferred income taxes	4,623	2,661
Total liabilities	120,549	100,385
Stockholders' equity
Preferred stock: 500 shares authorized, none issued and outstanding at December 31, 2019 and 2018	—	—
Common stock: $.001 par value per share, 75,000 shares authorized; 40,207 and 40,225 issued and outstanding at December 31, 2019 and 2018, respectively	40	40
Additional paid-in capital	96,109	93,310
Accumulated income	181,167	172,378
Accumulated other comprehensive loss	(13,295)	(13,287)
Total stockholders' equity	264,021	252,441
Total liabilities and stockholders' equity	$384,570	$352,826

See accompanying notes to consolidated financial statements.

OneSpan Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended December 31,
	2019	2018	2017
Revenue
Product and license	$184,173	$152,977	$147,257
Services and other	70,397	59,303	46,034
Total revenue	254,570	212,280	193,291

Cost of goods sold
Product and license	63,393	50,706	48,333
Services and other	18,569	14,107	10,444
Total cost of goods sold	81,962	64,813	58,777

Gross profit	172,608	147,467	134,514

Operating costs
Sales and marketing	61,503	63,805	58,994
Research and development	42,463	32,197	23,119
General and administrative	43,897	41,589	37,400
Amortization / impairment of intangible assets	9,470	9,852	8,809
Total operating costs	157,333	147,443	128,322

Operating income	15,275	24	6,192

Interest income, net	747	1,265	1,431
Other income (expense), net	(527)	2,264	758

Income before income taxes	15,495	3,553	8,381
Provision (benefit) for income taxes	6,706	(293)	30,780

Net income (loss)	$8,789	$3,846	$(22,399)

Net income (loss) per share
Basic	$0.22	$0.10	$(0.56)
Diluted	$0.22	$0.10	$(0.56)

Weighted average common shares outstanding
Basic	40,050	39,932	39,802
Diluted	40,136	40,046	39,802

See accompanying notes to consolidated financial statements.

OneSpan Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the years ended December 31,
	2019	2018	2017
Net income (loss)	$8,789	$3,846	$(22,399)
Other comprehensive income (loss)
Cumulative translation adjustment, net of tax	1,543	(5,516)	4,029
Pension adjustment, net of tax	(1,551)	797	313
Comprehensive income (loss)	$8,781	$(873)	$(18,057)

See accompanying notes to consolidated financial statements.

OneSpan Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
Description	Shares	Amount	Capital	Income	Income (Loss)	Equity
Balance at December 31, 2016	40,097	40	87,481	178,550	(12,910)	253,161
Net income (loss)	—	—	—	(22,399)	—	(22,399)
Foreign currency translation adjustment, net of tax	—	—	—	—	4,029	4,029
Restricted stock awards	(11)	—	3,466	—	—	3,466
Tax payments for stock issuances	—	—	(640)	—	—	(640)
Pension adjustment, net of tax	—	—	—	—	313	313
Balance at December 31, 2017	40,086	40	90,307	156,151	(8,568)	237,930
Cumulative impact of change in accounting principles, net of tax	—	—	—	12,381	—	12,381
Net income (loss)	—	—	—	3,846	—	3,846
Foreign currency translation adjustment, net of tax	—	—	—	—	(5,516)	(5,516)
Restricted stock awards	139	—	3,973	—	—	3,973
Tax payments for stock issuances	—	—	(970)	—	—	(970)
Pension adjustment, net of tax	—	—	—	—	797	797
Balance at December 31, 2018	40,225	$40	$93,310	$172,378	$(13,287)	$252,441
Net income (loss)	—	—	—	8,789	—	8,789
Foreign currency translation adjustment, net of tax	—	—	—	—	1,543	1,543
Restricted stock awards	—	—	3,368	—	—	3,368
Tax payments for stock issuances	(18)	—	(569)	—	—	(569)
Pension adjustment, net of tax	—	—	—	—	(1,551)	(1,551)
Balance at December 31, 2019	40,207	$40	$96,109	$181,167	$(13,295)	$264,021

See accompanying notes to consolidated financial statements.

OneSpan Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve months ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss) from operations	$8,789	$3,846	$(22,399)
Adjustments to reconcile net income (loss) from operations to net cash provided by (used in) operations:
Depreciation, amortization, and impairment of intangible assets	11,545	12,138	10,601
Loss (gain) on disposal of assets	69	(49)	185
Deferred tax expense (benefit)	(1,624)	(7,431)	13,053
Stock-based compensation	3,368	3,973	3,466
Changes in operating assets and liabilities:
Accounts receivable, net	(3,414)	(11,960)	(8,428)
Inventories, net	(5,391)	(2,388)	5,380
Contract assets	655	(3,110)	—
Accounts payable	3,628	(1,475)	(1,013)
Income taxes payable	318	(2,541)	11,926
Accrued expenses	(1,286)	2,211	2,514
Deferred compensation	(334)	(291)	(77)
Deferred revenue	1,465	9,538	3,704
Other assets and liabilities	456	(1,235)	(1,285)
Net cash provided by operating activities	18,244	1,226	17,627

Cash flows from investing activities:
Adjustments to reconcile net income (loss) from operations to net cash provided by (used in) operations:
Purchase of short term investments	(33,839)	(22,820)	(178,658)
Maturities of short term investments	31,399	80,000	195,000
Purchase of Dealflo, net of cash acquired	—	(53,065)	—
Additions to property and equipment	(7,453)	(3,685)	(3,088)
Other	—	(236)	(456)
Net cash provided by (used in) investing activities	(9,893)	194	12,798

Cash flows from financing activities:
Tax payments for restricted stock issuances	(569)	(970)	(640)
Net cash used in financing activities	(569)	(970)	(640)

Effect of exchange rate changes on cash	(208)	(1,556)	(469)

Net increase (decrease) in cash	7,574	(1,106)	29,316
Cash, cash equivalents, and restricted cash, beginning of period	77,555	78,661	49,345
Cash, cash equivalents, and restricted cash, end of period (1.)	$85,129	$77,555	$78,661

Supplemental cash flow disclosures:
Cash paid for income taxes	$7,839	$10,884	$6,427

See accompanying notes to consolidated financial statements.

(1.)

The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to amounts reported within the consolidated balance sheets as of December 31, 2019 and 2018 and our previously reported consolidated balance sheet as of December 31, 2017 in our Annual Report on Form 10-K for the year ended December 31, 2018 (in thousands):

	December 31, 2019	December 31, 2018	December 31, 2017

Cash and cash equivalents	$84,282	$76,708	$78,661
Restricted cash included in other non-current assets	847	847	—
Cash, cash equivalents and restricted cash	$85,129	$77,555	$78,661

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

In accordance with ASC 280, Segment Reporting, our operations are reported as a single operating segment. The chief operating decision maker is the Chief Executive Officer who reviews the statement of operations of the Company on a consolidated basis, makes decisions and manages the operations of the Company as a single operating segment.

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

Foreign Currency Translation and Transactions

The financial position and results of operations of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions were $1.5 million, $0.2 million, and $0.5 million in 2019, 2018, and 2017, respectively, and are included in other income (expense), net in the consolidated statements of operations.

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

Revenue Recognition

Under ASC 605 – For the Year ended December 31, 2017

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

In multiple-element arrangements that include a hardware client device, we allocate the selling price among all elements, delivered and undelivered, based on estimated selling price of all of the elements. In multiple-element arrangements that include a software client device, we continue to account for each element under the current standards of ASC 985-605 related to software. When software for the client device and host software are delivered elements, we use the Residual Method for determining the amount of revenue to recognize for token and software licenses if we have vendor-specific objective evidence (“VSOE”) for all of the undelivered elements. Any discount provided to the customer is applied fully to the delivered elements in such an arrangement. VSOE for undelivered elements is established using the “bell curve method.” Under this method, we conclude VSOE exists when a substantial majority of PCS renewals are within a narrow range of pricing. The estimated selling price of PCS items is based on an established percentage of the user license fee attributable to the specific software. In sales arrangements where VSOE of fair value has not been established, revenue for all elements is deferred and amortized over the life of the arrangement.

For transactions other than multiple-element arrangements, we recognize revenue as follows:

1. Product and License Revenue: Revenue from the sale of computer security hardware or the license of software is recorded upon shipment, or upon delivery based on the underlying contract terms. No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized.

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

Under ASC 606 – For the Years ended December 31, 2019 and December 31, 2018

On January 1, 2018, we adopted FASB Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers”, or “Topic 606” using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under FASB ASC Topic 605 “Revenue Recognition ” and FASB ASC Topic 985-605 “ Software-Revenue Recognition ” (“Topic 605”). We recorded a net increase to opening Accumulated Income of $11.9 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the accounting impacts of our customer contracts that include a term license to our software, as well as the impact of accounting for costs incurred to obtain our contracts.   We determine revenue recognition through the following steps:

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

Product Revenue: Revenue from the sale of security hardware is recorded upon shipment, which is the point at which control of the goods are transferred and the completion of the performance obligation, unless there are specific terms that would suggest control is transferred at a later date (e.g. delivery). No significant obligations or contingencies typically exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized. Customer payments normally correspond with delivery.

License Revenue: Revenue from the sale of software licenses is recorded upon the latter of when the customer receives the ability to access the software or when they are legally allowed to use the software.  No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized. Contracts with customers for distinct licenses of intellectual property include perpetual licenses, which grant the customer unlimited access to the software, and term licenses which limit the customer’s access to the software to a specific time period. The typical term license length is 3 years.  Customer payments normally correspond with delivery for perpetual licenses.  For term licenses, payments are made either on installment or upon initial delivery.  In limited circumstances, we integrate third party software solutions into our software products.  We have determined that, consistent with our conclusion under prior revenue recognition rules, generally we act as the principal with respect to the satisfaction of the related performance obligation and record the corresponding revenue on a gross basis from these transactions. The fees paid to the third parties are recognized as a component of cost of goods sold when the revenue is recognized.

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

Maintenance, Support and Other: Maintenance and support agreements generally call for us to provide software updates and technical support, respectively, to customers. The annual fee for maintenance and technical support is recognized ratably over the term of the maintenance and support agreement as this is the period the services are delivered.  Customer payments are normally in advance for annual service.

Professional Services: Professional services revenues are primarily comprised of implementing, automating and extending business processes, technology infrastructure, and software applications. Professional services revenues are recognized over time as services are rendered, usually over a period of time that is generally less than a few months. Most projects are performed on a time and materials basis, while a portion of revenues is derived from projects performed on a fixed fee. For time and material contracts, revenues are generally recognized and invoiced by multiplying the number of hours expended in the performance of the contract by the contractual hourly rates. For fixed fee contracts, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours to complete the services. Customer payments normally correspond with delivery.

Significant Judgments

We enter into contracts to deliver a combination of hardware devices, software licenses, subscriptions, maintenance and support and, in some situations, professional services.  The Company evaluates the nature of the goods or services promised in these arrangements to identify the distinct performance obligations. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. When a hardware client device and licenses to host software are sold in a contract, they are treated as a single performance obligation because the software license is deemed to be a component of the hardware that is integral to the functionality of the hardware that is used by our customers for identity

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

authentication.  When a software client device is sold in a contract with host software, the licenses are considered a single performance obligation to deliver the authentication solution to the customer. In either of these types of arrangements, maintenance and support and professional services are typically distinct separate performance obligations from the hardware and software solutions.  Our contracts to deliver subscription services typically do not include multiple performance obligations; however, in certain limited cases, customers may purchase professional services that are distinct performance obligations.

For contracts that contain multiple performance obligations, the transaction price is allocated to the separate performance obligations based on their estimated relative stand-alone selling price (“SSP”). Judgment is required to determine the SSP of each distinct performance obligation. We determine SSP for maintenance and support and professional services based on observable inputs; specifically, the range of prices charged to customers to renew annual maintenance and support contracts and the range of hourly rates we charge our customers in standalone professional services contracts.  In instances where SSP is not directly observable, and when we sell at a highly variable price range, such as for transactions involving software licenses or subscriptions, we determine the SSP for those performance obligations using the residual method.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are high-quality short term money market instruments and commercial paper with maturities at acquisition of three months or less. Cash and cash equivalents are held by a number of U.S. and non-U.S. commercial banks and money market investment funds. During the year ended December 31, 2018, we entered into a new lease agreement that required a letter of credit in the amount of $0.8 million to secure the obligation. The restricted cash related to this letter of credit is recorded in other non-current assets on the Consolidated Balance Sheet as of December 31, 2019 and December 31, 2018.

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

Equity Method Investment

We apply the equity method of accounting to our investment in Promon AS (Promon), because we exercise significant influence, but not controlling interest, in the investee. Promon is a technology company headquartered in Norway that specializes in mobile app security, whose solutions focus largely on Runtime Application Self-Protection (RASP). We exercise significant influence over Promon as a result of our 17% ownership interest in Promon, our representation on Promon’s Board of Directors, and the significance to Promon of our business activities with them.  We integrate Promon’s RASP technology into our software solution, which are licensed to our customers.  Under the equity method of accounting, the Company’s proportionate share of the net earnings (losses) of Promon is reported in other income (expense), net in our consolidated Statements of Operations.  The impact of the proportionate share of net earnings (losses) were immaterial for the years ended December 31, 2019, 2018 and 2017 as were the relative size of Promon’s assets and operations in relation to the Company’s. The carrying value of our equity method investment is reported in other noncurrent assets in the consolidated Balance Sheets and is reported originally at cost and adjusted each period for the Company’s share of the investee’s earnings (losses) and dividends paid, if any. The Company also assesses the investment for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. The Company did not record any impairment charges during the years ended December 31, 2019, 2018 or 2017.  The Company recorded $3.5 million in costs of sales in 2019 for license fees owed to Promon for use of their software and technology.  The Company owed Promon $2.2 million as of December 31, 2019, which is included in accounts payable and accrued liabilities.

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

Other Income (Expense), Net

Other income (expense), net primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our research and development in those countries and other miscellaneous non-operational expenses. During 2018, the Company recognized a $1.2 million government subsidy from a foreign government in support of our advancement authentication technology, which is included in other income (expense), net on the statement of operations for the year ended December 31, 2018.

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

Fair Value of Financial Instruments

At December 31, 2019 and 2018, our financial instruments were cash and equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies, as defined in ASC 820, Fair Value Measurements. The fair values of the financial instruments were not materially different from their carrying amounts at December 31, 2019 and 2018. See Note 8 - Fair Value Measurements for additional detail.

Accounting for Leases

All of our leases are operating leases.

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

Under ASC 840 – For the Years ended December 31, 2018 and December 31, 2017;

Rent expense on facility leases is charged evenly over the life of the lease, regardless of the timing of actual payments. We relocated one of our principal executive offices from Oakbrook Terrace, Illinois to Chicago, Illinois during 2018 and recognized $0.3 million of lease exit costs in general and administrative expense on the statement of operations for the year ended December 31, 2018.

Under ASC 842 – For the Year ended December 31, 2019:

The Company adopted ASC Topic 842, Leases as of January 1, 2019, using the modified retrospective approach. Prior period amounts were not adjusted. In addition, the Company elected the following practical expedients:

•

The package of practical expedients permitted under the transition guidance within the new standard. The practical expedient package applies to leases commenced prior to adoption of the new standard and permits companies not to reassess whether existing or expired contracts contain a lease, the lease classification, and any initial direct costs for existing leases.

•	The short-term lease practical expedient, which allowed the Company to exclude short-term leases from recognition in the consolidated balance sheets;
•

We have lease agreements that contain lease and non-lease components. For automobile leases, we account for lease and non-lease components together. For office leases, we account for these components separately using a relative standalone selling basis; and

•	We apply the portfolio approach to automobile leases with similar characteristics that commence in the same period.

The adoption of this accounting standard resulted in the recording of Operating lease right-of-use (“ROU”) assets and Operating lease liabilities of $9.2 million and $11.0 million, respectively, as of January 1, 2019. The difference between the asset and liability is a result of lease incentives, such as tenant improvement allowances, and deferred rent on the balance sheet at transition. The adoption of ASC Topic 842 had no impact on Retained earnings. See Note 9 – Leases for additional information.

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

Long-lived assets, including property, plant and equipment, operating lease right-of-use assets, definite-lived intangible assets being amortized and capitalized software costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset group may not be recoverable. An impairment loss shall be recognized if the carrying amount of a long-lived asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset group exceeds its fair value. Long-lived assets held for sale are reported at the lower of carrying value or fair value less cost to sell.

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

We operate in one reporting unit and had no goodwill impairment recorded for the years ended December 31, 2019, 2018, and 2017.

Stock-Based Compensation

We have stock-based employee compensation plans, described in Note 11 – Long-Term Compensation Plan and Stock Compensation. ASC 718, Stock Compensation requires us to estimate the fair value of restricted stock granted to employees, directors and others to record compensation expense equal to the estimated fair value. Compensation expense is recorded on a straight-line basis over the vesting period for time-based awards and performance awards with cliff vesting provisions and on a graded basis for performance awards with graded vesting provisions. Forfeitures are recorded as incurred.

Retirement Benefits

We record annual expenses relating to defined benefit pension plans based on calculations which include various actuarial assumptions, including discount rates, assumed asset rates of return, compensation increases, and turnover rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends. The effects of gains, losses, and prior service costs and credits are amortized over the average service life. The funded status, or projected benefit obligation less plan assets, for each plan, is reflected in our consolidated financial statements using a December 31 measurement date.

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

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

Subsequent guidance issued after February 2016 did not change the core principle of ASU 2016-02. The Company adopted ASC Topic 842 effective January 1, 2019, using the modified retrospective method, which did not require the Company to adjust comparative periods. See the Accounting for Leases section of this note for additional information.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The new guidance provides financial statement users with improved information about the expected credit losses on trade receivables and other financial instruments held by a reporting entity at each reporting date.  The amendments in this update replace the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company expects to adopt the standard on a modified retrospective basis and is still evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.

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

Effective January 1, 2018, we adopted ASU 2016-01, Financial Instruments – Overall, which revises the classification and measurement of investments in equity securities. ASU 2016-01 requires that equity investments, except those accounted for under the equity method of accounting, be measured at fair value and changes in fair value are recognized in net income. ASU 2016-01 also provides a new measurement alternative for equity investments that do not have a readily determinable fair value (cost method investments). These investments are measured at cost, less any impairment, adjusted for observable price changes. Effective January 1, 2018, we elected to record our equity investment that does not have a readily determinable fair value using the alternative measurement method. Accordingly upon adoption, we recorded a cumulative effect adjustment to increase opening accumulated income at January 1, 2018 by $0.5 million, net of tax, as required for our equity investments with no readily determinable fair value to reflect the investment at approximate fair value.

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

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement , which helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (CCA) by providing guidance for determining when an arrangement includes a software license and when an arrangement is solely a hosted CCA service. Under ASU 2018-15, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. The new standard is effective for us on January 1, 2020. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. Entities can choose to adopt the new guidance prospectively to eligible costs incurred on or after the date this guidance is first applied or retrospectively. We expect to implement the guidance prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the effect that the ASU will have on our consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes. The ASU’s amendments are based on changes that were suggested by stakeholders as part of the FASB’s effort to reduce the complexity of accounting standards while maintaining or enhancing the helpfulness of information provided to financial statement users. The new standard is effective for us on January 1, 2021. We are currently evaluating the effect that the ASU will have on our consolidated financial statements and related disclosures.

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

Inventories, net are comprised of the following:

	December 31,
	2019	2018
	(in thousands)
Component parts	$7,429	$5,445
Work-in-process and finished goods	12,390	8,983
Total	$19,819	$14,428

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

Dealflo’s total purchase price consideration was $53.9 million, net of $5.7 million of cash acquired. The total purchase price consideration includes $53.1 million of cash paid to acquire the remaining 99% interest in Dealflo, as well as $0.8 million of fair value of our previous 1% ownership interest. As described in Note 1 – Summary of

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

Significant Accounting Policies, upon the adoption of ASU 2016-01 on January 1, 2018 the book value of this ownership interest was increased by $0.5 million to record the equity investment at $0.8 million within our consolidated financial statements.

This acquisition is accounted for as a business combination using the acquisition method of accounting, which requires the net assets acquired and liabilities assumed to be recognized at their fair values on the acquisition date.

During the year ended December 31, 2019, we recorded certain measurement period adjustments to amounts previously reported, comprised primarily of a $1.8 million increase to the deferred tax liability and a $0.6 million increase to other current assets. The effect of the measurement period adjustments recorded before the measurement period ended during the year ended December 31, 2019 have been determined as if such adjustments had been accounted for at the acquisition date. The net effect of the measurement period adjustments increased goodwill by $1.1 million. The measurement period adjustments did not result in material income statement effects for the year ended December 31, 2019. The measurement period closed on May 30, 2019.

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
	$17,900

The results of operations of Dealflo subsequent to the acquisition date have been included in the consolidated statement of operations of the years ended December 31, 2019 and December 31, 2018. The acquisition related costs directly attributable to the business combination of $1.1 million, including professional fees, and other direct expenses, were expensed as incurred and included in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2018.

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

Unaudited Pro Forma Financial Information

The following presents the unaudited pro forma combined results of operations of the Company with Dealflo for the years ended December 31, 2018 and 2017, assuming Dealflo was acquired at the beginning of 2017, and after giving effect to certain pro forma adjustments. Pro forma adjustments for the year ended December 31, 2018 reflect estimated amortization expense for intangible assets purchased of $1.3 million, the elimination of $0.2 million of revenue related to intercompany transactions, and the elimination of $1.1 million of non-recurring acquisition-related costs. Pro forma adjustments for the year ended December 31, 2017 reflect estimated amortization expense for intangible assets purchased of $3.2 million, the addition of $1.1 million of non-recurring acquisition-related costs, the elimination of $0.5 million of revenue related to intercompany transactions, and a $0.6 million reduction of revenue to reflect the estimated fair value adjustment of acquired deferred revenue.

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

Note 4 – Revenue

We recognize revenue in accordance with ASC 606 “Revenue from Contracts with Customers” (“Topic 606”), as described in Note 1 – Summary of Significant Accounting Policies. As described in Note 1, the Company adopted Topic 606 on January 1, 2018, using the modified retrospective method. The cumulative effect of initially applying Topic 606 was an adjustment to the opening balance of Accumulated Income of $11.9 million, net of tax, as of January 1, 2018.

Significant Impacts of Adoption

Term Licenses

For revenues generated from arrangements that included term licenses to our software, the Company previously recognized revenue ratably over the term of the contract when vendor-specific objective evidence (“ VSOE”) did not exist for all undelivered elements. Under Topic 606, these licenses are considered licenses of functional intellectual property, which requires recognition at the point in time all of the revenue recognition criteria per Topic 606 are met, which for the Company is generally when the customer is provided access to the software and the license term has commenced. No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of returns at the time revenue is recognized. We have established a stand-alone selling price (SSP) for all other performance obligations in the contract. Accordingly, the Company now recognizes revenue from these licenses, based on the residual approach due to highly variable pricing, at the beginning of the license period and recognizes the transaction price allocated to the other performance obligations in the contract (typically maintenance and support) over the period in which those performance obligations are satisfied. This is consistent with the method of recognizing revenue for perpetual licenses of intellectual property. Fees paid to third party software providers in term license arrangements are recognized when the term license revenues are recognized. For large-volume transactions, we may negotiate a specific price that is based on the number of users of the software license or quantities of hardware supplied. The per unit prices for large-volume transactions are generally lower than transactions for smaller quantities and the price differences are commonly referred to as volume-purchase discounts.

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

Disaggregation of Revenues

The following tables present our revenues disaggregated by major products and services, geographical region and timing of revenue recognition.

Revenue by major products and services (in thousands)

	Twelve months ended December 31,
	2019	2018	2017*
Hardware products	$127,005	$105,560	$105,867
Software licenses	57,168	47,417	41,390
Subscription	22,250	15,426	10,296
Professional services	5,759	5,743	4,891
Maintenance, support and other	42,388	38,134	30,847
Total Revenue	$254,570	$212,280	$193,291

Revenue by location of customer for the years ended December 31, 2019, 2018, and 2017 (in thousands)

	EMEA	Americas	APAC	Total
Total Revenue:
2019	$147,027	$61,577	$45,966	$254,570
2018	$103,293	$54,979	$54,008	$212,280
2017*	$92,859	$52,981	$47,451	$193,291

Percent of Total:
2019	58%	24%	18%	100%
2018	49%	26%	25%	100%
2017*	48%	27%	25%	100%

*Amounts for the year ended December 31, 2017 are presented under ASC 605 and ASC 985-605.

Timing of revenue recognition (in thousands)

	Year ended December 31,
	2019	2018
Products and Licenses transferred at a point in time	$184,173	$152,977
Services transferred over time	70,397	59,303
Total Revenue	$254,570	$212,280

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	December 31,
	2019	2018
Receivables, inclusive of trade and unbilled	$62,405	$59,631
Contract Assets (current and non-current)	$10,623	$11,278
Contract Liabilities (Deferred Revenue current and non-current)	$45,597	$44,305

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

Revenue recognized during the twelve months ended December 31, 2019 included $34.7 million that was included on the December 31, 2018 balance sheet in contract liabilities. Deferred revenue increased in the same period due to timing of annual renewals.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

in thousands	2020	2021	2022	Beyond 2022	Total
Future revenue related to current unsatisfied performance obligations	$11,295	$7,682	$5,951	$10,986	$35,914

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

The following tables provide information related to the capitalized costs and amortization recognized in the period:

in thousands	December 31, 2019	December 31, 2018
Capitalized costs to obtain contracts, current	$676	$413
Capitalized costs to obtain contracts, non-current	$3,222	$2,150

	Year ended December 31,
in thousands	2019	2018
Amortization of capitalized costs to obtain contracts	$495	$283
Impairments of capitalized costs to obtain contracts	$-	$-

Topic 606 Adoption impacts on Financial Statements

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

	Year ended December 31, 2018
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

Note 5 – Goodwill

Goodwill activity for the two years ended December 31, 2019 consisted of the following:

in thousands
Net balance at December 31, 2017	$56,332
Additions	38,167
Net foreign currency translation	(2,658)
Net balance at December 31, 2018	$91,841
Adjustment to provisional estimate of acquisition date fair values	1,128
Net foreign currency translation	1,643
Net balance at December 31, 2019	$94,612

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuations. No impairment of goodwill was recorded during the years ended December 31, 2019, 2018, or 2017.

Note 6 – Intangible Assets

Intangible asset activity for the two years ended December 31, 2019 is detailed in the following table;

in thousands	Acquired Technology	Customer Relationships	Other	Total Intangible Assets
Net balance at December 31, 2017	$6,946	$22,544	$8,398	$37,888
Additions-Acquisition	5,900	11,800	200	17,900
Additions-Other	109	—	150	259
Impairment	—	—	(478)	(478)
Net foreign currency translation	(239)	(486)	(8)	(733)
Amortization expense	(3,921)	(3,450)	(2,003)	(9,374)
Net balance at December 31, 2018	8,795	30,408	6,259	45,462
Net foreign currency translation	120	118	(21)	217
Amortization expense	(3,461)	(3,642)	(2,367)	(9,470)
Net balance at December 31, 2019	$5,454	$26,884	$3,871	$36,209

December 31, 2019 balance at cost	$42,647	$39,505	$13,710	$95,862
Accumulated amortization	(37,193)	(12,621)	(9,839)	(59,653)
Net balance at December 31, 2019	$5,454	$26,884	$3,871	$36,209

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations. Additions - Acquisitions refers to intangible assets acquired in the acquisition of Dealflo described in Note 3 – Business Acquisitions and include capitalized technology, trademarks, and customer relationships.

As a result of the Company rebranding, the values of certain intangible assets were written down during the second quarter of 2018, and impairment charges of $0.5 million were recorded for the twelve months ended December 31, 2018.

Expected amortization of the intangible assets for the years ended:

December 31, 2020	$9,460
December 31, 2021	5,794
December 31, 2022	4,663
December 31, 2023	4,054
December 31, 2024	4,014
Thereafter	7,603
Subject to amortization	35,588
Trademarks	621
Total intangible assets	$36,209

Note 7 – Property and Equipment

The major classes of property and equipment are as follows:

in thousands	December 31, 2019	December 31, 2018
Office equipment and software	14,595	11,059
Leasehold improvements	9,417	4,784
Furniture and fixtures	3,717	2,829

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

Total	27,729	18,672
Accumulated depreciation	(16,275)	(12,422)
Property and equipment, net	$11,454	$6,250

Depreciation expense was $2.1 million, $2.3 million, and $1.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Note 8 – Fair Value Measurements

The fair values of cash equivalents, receivables, net, and accounts payable approximate their carrying amounts due to their short duration.

The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing base upon its own market assumptions.

The fair value hierarchy consists of the following three levels:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.
•

Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived primarily from or corroborated by observable market data.

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following tables summarize assets that are measured at fair value on a recurring basis as of December 31, 2019 and December 31, 2018:

		Fair Value Measurement at Reporting Date Using
in thousands	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Notes	9,225	-	9,225	-
Corporate Notes / Bonds	8,169	-	8,169	-
Commercial Paper	3,482	-	3,482	-
U.S. Treasury Bills	2,385	-	2,385	-
U.S. Government Agencies	2,249	-	2,249	-

		Fair Value Measurement at Reporting Date Using
in thousands	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Notes	8,920	-	8,920	-
Corporate Notes / Bonds	7,934	-	7,934	-
Commercial Paper	2,952	-	2,952	-
U.S. Treasury Bills	2,983	-	2,983	-

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

Note 9 – Leases

As mentioned in Note 1 – Summary of Significant Accounting Policies, the Company adopted ASC Topic 842,  Leases on January 1, 2019, using the modified retrospective approach.  The adoption of this accounting standard resulted in the recording of operating lease right-of-use (“ROU”) assets of $9.2 million in Operating lease right-of use assets, and operating lease liabilities of $2.5 million and $8.5 million in Other accrued expenses and Long-term lease liabilities, respectively, as of January 1, 2019, to capture the cumulative effect of the standard. The difference between the asset and liability is a result of lease incentives, such as tenant improvement allowances, and deferred rent on the balance sheet at transition.

The Company leases certain real estate and automobiles. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the consolidated balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company determines if an arrangement is a lease at inception. All of our leases are operating leases.

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

Operating lease cost details for the year ended December 31, 2019 are as follows:

Year ended December 31,
2019
(in thousands)
Building rent	$3,397
Automobile rentals	1,531
Total net operating lease costs	$4,928

Short term lease costs and variable lease costs recognized during the year ended December 31, 2019 are immaterial.

Supplemental consolidated balance sheet information related to our operating leases is as follows:

December 31, 2019
in thousands
Leases
Assets	10,580
Operating lease assets	$10,580

Liabilities
Current

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

Operating lease liabilities	$2,636

Noncurrent
Operating lease liabilities	11,299
Total lease liabilities	$13,935

The weighted average remaining lease term for our operating leases is 6.7 years. The weighted-average discount rate for our operating leases is 5%.

Supplemental consolidated cash flow information related to leases is as follows:

Year ended
December 31, 2019
(in $ thousands)
Supplemental cash flow and other information related to leases was as follows:

Operating cash payments from operating leases	$3,731

ROU assets obtained in exchange for new operating lease liabilities	$4,924

Maturities of our operating leases are as follows:

As of December 31, 2019
(in $ thousands)
2020	$3,245
2021	2,784
2022	2,422
2023	1,909
2024	1,183
Later years	5,004
Less imputed interest	(2,612)
Total lease liabilities	$13,935

Disclosures related to periods prior to adoption of ASU 2016-02

Operating lease rent expense was $4.9 million for the year ended December 31, 2018 and $3.8 million for the year ended December 31, 2017. Future minimum lease are as follows:

As of December 31, 2018
(in $ thousands)
2019	$3,817
2020	3,081
2021	2,671
2022	2,244
2023	1,941
Later years	8,870
Minimum lease commitments	$22,624

During the year ended December 31, 2018, we entered into a new lease agreement of which a portion commenced during the three months ended September 30, 2019, and remainder will commence during the three months ended March 31, 2020. We estimated as of January 1, 2019 and December 31, 2019 that the undiscounted future minimum obligations related to the portion of the lease not yet commenced to be approximately $7.4 million and $2.0

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

million, respectively. The $7.4 million obligation is disclosed as part of our future minimum lease obligations table above.

Note 10 – Income Taxes

Tax Reform enacted on December 22, 2017 introduced significant changes to U.S. income tax law.  Effective in 2018, Tax Reform reduces the U.S. statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings which are referred to as the global intangible low-taxed income tax (“GILTI”). In addition, in 2017 we were subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax.

Due to the timing of the enactment and the complexity involved in applying the provisions of Tax Reform, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. As we collected and prepared necessary data, and interpreted the additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we made adjustments, over the course of the year, to the provisional amounts, including refinements to deferred taxes. The accounting for the tax effects of Tax Reform was completed as of December 31, 2018.

Tax reform required us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. We recorded a provisional amount for our one-time transitional tax liability and income tax expense of $18.2 million as of December 31, 2017. During 2018 we recorded a measurement period adjustment of $2.5 million, as a reduction to the provisional estimates recorded at the end of 2017 due to the release of regulations on the one-time transition tax which reduced long term taxes payable. After the utilization of existing tax credits, we expect to pay U.S. federal taxes of approximately $10.1 million over eight years related to the repatriation tax.

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

As a result of Tax Reform, earnings of all foreign subsidiaries have been designated as available for distribution. Previously, earnings of certain foreign subsidiaries were deemed permanently reinvested. During the fourth quarter of 2017, we provisionally provided deferred income tax expense of $7.3 million for foreign taxes on distributions from foreign subsidiaries previously designated as permanently reinvested. No adjustment was made during 2018.

The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company could be subjected to incremental U.S. tax on GILTI income beginning in 2018. FASB Topic 740 allows the company to treat GILTI as either a deferred tax asset or liability or to account for the impacts in the period in which it is incurred. The Company has elected to account for GILTI tax in the period in which it is incurred.

Income before income taxes was generated in the following jurisdictions:

	For the year ended December 31,
	2019	2018	2017

U.S.	$3,223	$(4,347)	$(1,877)
Non-U.S.	12,272	7,900	10,258
Total	$15,495	$3,553	$8,381

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

For the years ended December 31, 2019, 2018, and 2017, domestic income excludes intercompany dividend income of $6.3 million, $133.3 million, and $0, respectively. The provision (benefit) for income taxes consists of the following:

	For the year ended December 31,
	2019	2018	2017
Current:
Federal	$433	$(3,792)	$14,299
State	107	97	141
Foreign	7,790	10,833	3,287
Total current	8,330	7,138	17,727

Deferred:
Federal	(970)	(333)	6,043
State	24	15	(200)
Foreign	(678)	(7,113)	7,210
Total deferred	(1,624)	(7,431)	13,053
Total	$6,706	$(293)	$30,780

Our U.S. federal statutory rate for 2019 and 2018 was 21%. For 2017, our U.S. statutory rate was 35%. The differences between the income tax provisions computed using the statutory federal income tax rate and the provisions for income taxes reported in the consolidated statements of operations are as follows:

	For the year ended December 31,
	2019	2018	2017

Expected tax at statutory rate	$3,255	$747	$2,933
Foreign taxes at other rates	(982)	(1,308)	(3,139)
US tax on foreign earnings, net of foreign tax credits	—	—	(226)
Valuation allowances on NOL carryforwards	2,042	2,894	3,997
US tax reform - deemed repatriation	—	(2,534)	18,472
US tax reform - changes in indefinite reinvestment assertion	—	—	7,281
US tax reform - deferred tax expense from tax rate change	—	(462)	2,339
State income taxes, net of federal benefit	108	(79)	(59)
Uncertain tax positions	1,845	—	—
Disallowed expenses and other	438	449	(818)
Total	$6,706	$(293)	$30,780

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2019	2018
Deferred tax assets:
Stock and long-term compensation plans	$2,405	$2,284
Foreign NOL & other carryforwards	24,240	23,785
US state NOL carryforwards	670	842
Deferred revenue	684	627
Pension liability	1,509	1,078
Lease liability	2,807	—
Amortization and depreciation	586	770
Accrued expenses and other	562	1,138
Total gross deferred tax assets	33,463	30,524
Less: Valuation allowance	(17,255)	(15,170)
Net deferred income tax assets	$16,208	$15,354

Deferred tax liabilities:
Accruals	$740	$549
Foreign tax on unremitted foreign earnings	2,058	1,650
Right of use asset	2,124	—
Intangible assets	8,046	10,215
Deferred tax liabilities	$12,968	$12,414

Net deferred tax assets (liabilities)	$3,240	$2,940

Deferred tax assets and liabilities are netted by tax jurisdiction.

At December 31, 2019, we had foreign and state net operating loss (NOL) carryforwards and other foreign deductible carryforwards as shown in the following table:

	Carryforward	Expiration
NOL Carryforward
Canada	$50,191	2025-2039
United Kingdom	4,592	None
Other foreign	7,039	None
Canada province	50,499	2025-2039
U.S. states	8,961	2020-2030
	121,282
Other Carryforwards
Canada	17,332	None
Canada province	31,463	None
Canada (credit)	1,962	2036
	50,757

	$172,039

The net change in the valuation allowance for the years ended December 31, 2019 and December 31, 2018 were increases of $2.1 million and $2.4 million respectively. Valuation allowances are reviewed on a regular basis and adjustments made as appropriate. The increase in the valuation allowance in 2019 reflects NOLs and credits for which the realization is not more likely than not. The change in the valuation allowance also reflects other factors including, but not limited to, changes in our assessment of our ability to use existing NOLs and other deduction carryforwards, changes

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

in currency rates, and adjustments to reflect differences between the actual returns filed and the estimates we made at financial reporting dates. For all other deferred tax assets, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Our policy is to record interest and penalties on income taxes as income tax expense. We provided $0.2 million in 2019 and less than $0.1 million during each of the years ended December 31, 2018, and 2017.

ASC 740, Income Taxes sets a “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions. As of December 31, 2019, 2018, and 2017, we had reserves of $2.9 million, $0.4 million, and $0.1 million, respectively.

	As of year ended December 31,
	2019	2018	2017
Reserve at beginning of year	$427	$107	$662
Increases related to prior year tax positions	2,500	427	7
Lapse of statute of limitations	(4)	(107)	(562)
Total	$2,923	$427	$107

We file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. We are subject to examination of our income tax returns by the IRS and other tax authorities. During the second quarter of 2018, the Belgian tax authorities commenced an audit covering income tax returns filed for the years 2015-2018. During the fourth quarter of 2019, the scope of the audit expanded to also include income tax returns filed for the years 2013 and 2014. While we believe the positions we took were supportable under Belgian tax law, in lieu of extending the audit process or pursuing litigation, we negotiated a settlement with the Belgian tax authorities during the fourth quarter of 2019, and booked an accrual adjustment related to the settlement. The settlement agreement was signed and payment was made in January 2020.

We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management's expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. Included in the balance of unrecognized tax benefits as of December 31, 2019 is $2.1 million, of tax benefits that, if recognized, would affect the effective tax rate.

We estimate that our unrecognized tax benefits as of December 31, 2019 will decrease by approximately $2.7 million in the next 12 months.

Our primary tax jurisdictions and the earliest tax year subject to audit are presented in the following table.

Australia	2011
Austria	2013
Belgium	2013
Canada	2015
Netherlands	2014
Singapore	2014
Switzerland	2017
United Kingdom	2018
United States	2016

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

Note 11  – Stock Compensation Plans (sharecounts in thousands)

The Company has a share-based compensation plan, the OneSpan Inc. 2019 Omnibus Incentive Plan (“2019 Plan”), which was approved by its Shareholders in June 2019 under which the Board of Directors may grant share-based awards including restricted stock units (RSUs) and performance restricted stock units (PSUs). Awards were previously granted under the OneSpan Inc. 2009 Equity Incentive Plan (“2009 Plan”), and included Restricted Stock Awards (RSAs) and performance restricted stock units (PSUs). The 2009 Plan terminated on December 31, 2018, and no additional securities remained for issuance.

The 2019 Plan may provide performance incentives to employees and non-employee directors, consultants and other key persons of the Company. The plan is administered by the Compensation Committee as appointed by the Board of Directors and is intended to be a non-qualified plan.

As of December 31, 2019, the remaining number of shares allowed to be issued under the 2019 Plan was 4.6 million shares of the company’s common stock, representing 11% of the issued and outstanding shares of the company as of such date.

The following table details long-term compensation plan and stock-based compensation expense for the years ended December 31, 2019, 2018, and 2017.

	For the year ended December 31,
	2019	2018	2017
in thousands
Restricted stock	$3,368	$3,973	$3,466
Long-term compensation plan	1,955	2,118	1,906
Total compensation	$5,323	$6,091	$5,372

Time-Based Restricted Stock Awards

Time-based restricted stock awards granted to non-employee directors vest on the first anniversary date of the grant. Awards granted to certain executive officers vest in equal semi-annual installments over four years. Awards granted to certain other employees vest ratably over a four-year period with the first one-fourth of the grant vesting one year after the date of the grant. Shares are subject to forfeiture if the service period requirement is not met. Compensation expense was $0.5 million,  $2.0 million, and $2.1 million for 2019, 2018, and 2017, respectively. Tax benefit related to the compensation expense was $0.2 million, $0.5 million, and $0.6 million for 2019, 2018, and 2017, respectively. The following table summarizes the time-based restricted stock activity for the year ended December 31, 2019.

		Weighted-	Weighted-
		average	average
		remaining	grant date
(in thousands)	Shares	term (years)	fair value
Outstanding at January 1, 2019	241	2.17	$15.08
Shares vested	(116)		15.20
Shares forfeited	(4)		17.75
Outstanding at December 31, 2019	121	1.71	$14.88

The unamortized future compensation expense for time-based restricted stock awards was $1.2 million at December 31, 2019.

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

Time-Based Restricted Stock Units settled in stock

Upon approval of the 2019 Plan, the Company began granting certain eligible employees RSUs that settle in Company stock. RSUs granted to non-employee directors vest on the first anniversary date of the grant. Awards granted to certain executive officers vest in equal semi-annual installments over four years. Awards granted to certain other employees vest ratably over a four-year period with the first one-fourth of the grant vesting one year after the date of the grant. Shares are subject to forfeiture if the service period is not met. Compensation expense was $1.0 million for 2019, and the related tax benefit was $0.3 million. The following table summarizes the time-based restricted stock activity for the year ended December 31, 2019:

		Weighted-	Weighted-
		average	average
		remaining	grant date
(in thousands)	Shares	term (years)	fair value
Nonvested, January 1, 2019	—	—	$-
Shares vested	(21)		13.69
Shares awarded	211		13.77
Shares forfeited	—		-
Nonvested, December 31, 2019	190	2.54	$13.78

The unamortized future compensation expense for time-based restricted stock units was $2.1 million at December 31, 2019.

Performance-Based Restricted Stock Units settled in stock

Performance-based restricted stock units granted to executive officers and certain other employees were subject to achievement of three year performance criteria established by the Board of Directors. Under certain grants, earned shares related to three-year targets cliff vest upon fulfillment of the performance criteria and completion of the three-year period. Shares are subject to forfeiture if the performance criteria and service period are not met.

Compensation expense in 2019, 2018, and 2017 was $1.8 million,  $2.0 million, and $1.3 million. Tax benefit related to the compensation expense was $0.2 million, $0.5 million, and $0.5 million for 2019, 2018, and 2017, respectively.

The following table summarizes activity related to unvested performance restricted stock shares during 2019:

		Weighted-	Weighted-
	Total	average	average
	Unvested	remaining	grant date
(in thousands)	Shares	term (years)	fair value
Unearned, January 1, 2019	330	1.45	$15.07
Shares vested	(9)		27.13
Shares awarded	226		14.12
Shares forfeited	(55)		14.65
Unearned, December 31, 2019	492	1.25	$14.46

Unamortized future compensation expense for performance-based restricted stock was $3.1 million at December 31, 2019.

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

Note 12 – Earnings per Common Share (sharecounts in thousands)

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

A reconciliation of the shares included in the basic and fully diluted earnings per share calculations is as follows:

	For the year ended December 31,
in thousands, except per share data	2019	2018	2017
Net income (loss)	$8,789	$3,846	$(22,399)
Weighted average common shares outstanding:
Basic	40,050	39,932	39,802
Incremental shares with dilutive effect:
Restricted stock awards	86	114	—
Diluted	40,136	40,046	39,802

Net income (loss) per share:
Basic	$0.22	$0.10	$(0.56)
Diluted	$0.22	$0.10	$(0.56)

Note 13 – Employee Benefit Plans

U.S. Plan

We maintain a defined contribution pension plan for U.S. employees established pursuant to Section 401(k) of the Internal Revenue Code. The plan allows voluntary employee contributions and discretionary employer contributions. For the years ended December 31, 2019, 2018, and 2017, we expensed contributions of $0.3 million, $0.3 million, and $0.2 million, respectively.

Non-U.S. Plans

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

Components of net periodic pension cost included in earnings:

	Year ended December 31,
	2019	2018	2017

Service cost (gross)	$1,164	$1,281	$1,397
Interest cost	234	199	188
Expected return on plan assets	(242)	(327)	(199)
Amortization of unrecognized actuarial gain	(22)	18	45
Net periodic pension cost	$1,134	$1,171	$1,431

The net unfunded status of the Non-U.S. pension plans is as follows:

	As of December 31,
	2019	2018
Fair value of plan assets	$14,159	$12,823
Projected benefit obligation	(21,759)	(18,173)
Net unfunded benefit obligation	$(7,600)	$(5,350)

Net unfunded benefit obligation is recorded as other long-term liabilities in our consolidated Balance Sheets.

The change in the fair value of plan assets is as follows:

	Year ended December 31,
	2019	2018

Fair value of plan assets at January 1	$12,823	$12,390
Employee contributions	485	506
Actual return on plan assets	908	904
Benefits (paid), net of transfers	(977)	(1,601)
Employer contributions	977	971
Foreign exchange adjustment	(57)	(347)
Fair value of plan assets at December 31	$14,159	$12,823

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

The change in benefit obligations is as follows:

	Year ended December 31,
	2019	2018

Benefit obligations at January 1	$18,173	$18,308
Gross service cost	1,164	1,281
Interest cost	234	199
Employee contributions	485	506
Actuarial (gains)/losses	2,763	(672)
Plan amendment	—	560
Benefits (paid), net of transfers	(977)	(1,601)
Foreign exchange adjustment	(83)	(408)
Benefit obligations at December 31	$21,759	$18,173

Our investment policy meets our responsibility under local social legislation and aligns plan assets with liabilities, while minimizing risk. For the years ended December 31, 2019 and 2018, plan assets are invested in guaranteed investment contracts. Fair value of guaranteed investment contracts is surrender value. Fair value for the year ended December 31, 2019 was determined using Level 3 inputs as defined by ASC 820, Fair Value Measurements. Changes in our plan assets are attributable to benefit payments and contributions as we have not actively traded our assets during the years ended December 31, 2019 and December 31, 2018.

Other

The accumulated benefit obligation for the plans were $20.3 million and $16.5 million as of December 31, 2019 and 2018, respectively.

The Company expects to pay $1.0 million of contributions over the next twelve months.

The amounts reclassified out of other comprehensive income during the twelve months ended December 31, 2019, 2018, and 2017  were not material.

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

The following weighted-average assumptions between all plans were utilized in the pension calculations:

	As of December 31,
	2019			2018
	(%)
Discount rates	0.15	-	0.70	0.90	-	1.80
Inflation	1.00	-	2.00	1.00	-	2.00
Expected return on plan assets	1.25	-	2.00	1.30	-	2.00
Rate of salary increases	2.00	-	2.80	2.00	-	2.80

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

Projected future pension benefits as of December 31, 2019:

2020	$452
2021	549
2022	769
2023	667
2024	568
Beyond	4,460

Note 14 – Geographic, Customer and Supplier Information

We classify our sales by our customers’ locations in three geographic regions: 1) EMEA, which includes Europe, the Middle East, and Africa; 2) the Americas, which includes sales in North, Central, Latin and South America and Canada; and 3) Asia Pacific, which includes Australia and India.

	Europe,
	Middle East,
	Africa (EMEA)	Americas	Asia Pacific	Total
2019
Revenue	$147,027	$61,577	$45,966	$254,570
Gross profit	99,689	41,752	31,167	172,608
Long-lived assets	8,085	13,240	709	22,034

2018
Revenue	$103,293	$54,979	$54,008	$212,280
Gross profit	71,840	38,204	37,423	147,467
Long-lived assets	7,665	4,247	155	12,067

2017
Revenue	$92,859	$52,981	$47,451	$193,291
Gross profit	61,506	41,491	31,517	134,514
Long-lived assets	8,437	897	68	9,401

For the years 2019, 2018, and 2017, our top 10 customers contributed 29%,  24% and 27%, respectively, of total worldwide revenue. The majority of our hardware products are assembled by four independent factories in Southern China.

Note 15 – Commitments and Contingencies

The company leases office space and automobiles under operating lease agreements. See Note 9 – Leases for future minimum rental payments required under non-cancelable leases.

At December 31, 2019, we have purchase obligations of $28.5 million, including $14.0 million of inventory purchase obligations which are expected to be consummated in the next 12 months, $12.8 million of committed hosting arrangements which will be used in the next one to four years, and $1.7 million for other software agreements related to the administration of our business which range from one to five years.

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

We include various types of indemnification clauses in our agreements. These indemnifications may include, but are not limited to, infringement claims related to our intellectual property, direct damages and consequential damages. The type and amount of such indemnifications vary substantially based on our assessment of risk and reward associated with each agreement. We believe the estimated fair value of these indemnification clauses is minimal, and we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. We have no liabilities recorded for these clauses as of December 31, 2019.

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

ONESPAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(amounts in thousands, except per share data)

Note 16 – Quarterly Results of Operations (unaudited)

The quarterly results of operations are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2019
Total revenues	$47,608	$56,234	$79,725	$71,003
Gross profit	31,569	38,354	53,056	49,629
Operating costs	37,096	40,565	35,937	43,735
Operating income (loss)	(5,527)	(2,211)	17,119	5,894
Provision (benefit) for income taxes	(272)	770	3,864	2,343
Net income (loss)	(5,671)	(2,461)	11,872	5,050
Net income/(loss) per share:
Basic	$(0.14)	$(0.06)	$0.30	$0.13
Diluted	$(0.14)	$(0.06)	$0.30	$0.13

2018
Total revenues	$45,432	$49,554	$52,495	$64,799
Gross profit	34,697	35,981	34,543	42,246
Operating costs	33,049	38,592	37,657	38,145
Operating income	1,648	(2,611)	(3,114)	4,101
Provision (benefit) for income taxes	629	(872)	(1,702)	650
Net income (loss)	1,792	(1,002)	(908)	3,964
Net income/(loss) per share:
Basic	$0.04	$(0.03)	$(0.02)	$0.10
Diluted	$0.04	$(0.03)	$(0.02)	$0.10

Note 17 – Related Party

In August 2017, Able N.V. (“Able”), a wholly-owned subsidiary, was sold to an employee of Able for a de minimis amount. The operating results of Able through the date of sale are included in the consolidated financial statements as of December 31, 2017, and for the year ended December 31, 2017, and is not significant to our consolidated results. In addition, our 2017 results include a loss on sale of approximately $0.2 million, recorded in general and administrative expense.

Concurrent with the sale, we provided Able an unsecured line of credit of 1.5 million Euro ($1.8 million at an exchange rate of $1.18 dollars per Euro). Interest accrued at the rate of 2% per annuum. Beginning in August 2017, Able could take advances against the line of credit for a period of eighteen months followed by twelve quarterly repayments. The credit line expired during the year ended December 31, 2019, and no advancements were made. In addition we entered into a transition services agreement with Able whereby we agreed to provide certain administrative services for a period of three months and Able agreed to provide office space and consulting services for an agreed upon periodic fee as long as the services are provided.

SCHEDULE II

ONESPAN INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts for trade receivables.

		Provision		Foreign
	Beginning	for Bad		Currency	Ending
For the year ended December 31,	Balance	Debts	Chargeoffs	Translation	Balance
2019	$1,152	2,215	(843)	—	$2,524
2018	$520	871	(239)	—	$1,152
2017	$535	120	(137)	2	$520

See accompanying independent auditors’ report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2020.

OneSpan Inc.

/s/ Scott Clements
Scott Clements
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 16, 2020.

POWER OF ATTORNEY

Each of the undersigned, in his capacity as an officer or director, or both, as the case may be, of OneSpan Inc. does hereby appoint Scott Clements, and each of them severally, his true and lawful attorneys or attorney to execute in his name, place and stead, in his capacity as director or officer, or both, as the case may be, this Annual Report on Form 10‑K for the fiscal year ended December 31, 2019 and any and all amendments thereto and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission. Each of said attorneys shall have power to act hereunder with or without the other attorney and shall have full power and authority to do and perform in the name and on behalf of each of said directors or officers, or both, as the case may be, every act whatsoever requisite or necessary to be done in the premises, as fully and to all intents and purposes as to which each of said officers or directors, or both, as the case may be, might or could do in person, hereby ratifying and confirming all that said attorneys or attorney may lawfully do or cause to be done by virtue hereof.

SIGNATURE	TITLE

/s/ Scott Clements Scott Clements	President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ Mark S. Hoyt Mark S. Hoyt	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ John N. Fox, Jr. John N. Fox, Jr.	Chairman

/s/ Marc Boroditsky Marc Boroditsky	Director

/s/ Michael P. Cullinane Michael P. Cullinane	Director

/s/ Jean K. Holley Jean K. Holley	Director

/s/ T. Kendall Hunt T. Kendall Hunt	Director

/s/ Matthew Moog Matthew Moog	Director

/s/ Marc Zenner Marc Zenner	Director