Form 10-Q
period 2020-03-31
OneSpan Inc.
filed 2020-05-07
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

There were 40,313,630 shares of Common Stock, $.001 par value per share, outstanding at May 1, 2020.

OneSpan Inc.

Form 10‑Q

For the Quarter Ended March 31, 2020

OneSpan Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

(unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and equivalents	$79,624	$84,282
Short term investments	25,652	25,511
Accounts receivable, net of allowances of $3,165 in 2020 and $2,524 in 2019	62,971	62,405
Inventories, net	18,373	19,819
Prepaid expenses	6,334	6,198
Contract assets	7,389	7,058
Other current assets	7,626	6,346
Total current assets	207,969	211,619
Property and equipment, net	12,157	11,454
Operating lease right-of-use assets	11,538	10,580
Goodwill	91,556	94,612
Intangible assets, net of accumulated amortization	33,052	36,209
Deferred income taxes	7,966	7,863
Contract assets - non-current	3,792	3,565
Other assets	8,967	8,668
Total assets	$376,997	$384,570
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,113	$10,835
Deferred revenue	33,349	30,338
Accrued wages and payroll taxes	10,706	15,415
Short-term income taxes payable	2,974	7,711
Other accrued expenses	11,081	8,786
Deferred compensation	1,446	1,028
Total current liabilities	68,669	74,113
Long-term deferred revenue	16,033	15,259
Long-term lease liability	12,600	11,299
Other long-term liabilities	7,711	8,297
Long-term income taxes payable	6,958	6,958
Deferred income taxes	4,387	4,623
Total liabilities	116,358	120,549
Stockholders' equity
Preferred stock: 500 shares authorized, none issued and outstanding at December 31, 2020 and 2019	—	—
Common stock: $.001 par value per share, 75,000 shares authorized; 40,314 and 40,207 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	40	40
Additional paid-in capital	97,166	96,109
Accumulated income	181,012	181,167
Accumulated other comprehensive loss	(17,579)	(13,295)
Total stockholders' equity	260,639	264,021
Total liabilities and stockholders' equity	$376,997	$384,570

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

(unaudited)

	Three Months ended March 31,
	2020	2019
Revenue
Product and license	$38,260	$31,861
Services and other	18,232	15,747
Total revenue	56,492	47,608

Cost of goods sold
Product and license	10,738	11,316
Services and other	5,332	4,723
Total cost of goods sold	16,070	16,039

Gross profit	40,422	31,569

Operating costs
Sales and marketing	14,859	14,383
Research and development	9,994	10,495
General and administrative	12,268	9,870
Amortization of intangible assets	2,354	2,348
Total operating costs	39,475	37,096

Operating income (loss)	947	(5,527)

Interest income, net	207	135
Other expense, net	(338)	(551)

Income (loss) before income taxes	816	(5,943)
Provision (benefit) for income taxes	718	(272)

Net income (loss)	$98	$(5,671)

Net income (loss) per share
Basic	$0.00	$(0.14)
Diluted	$0.00	$(0.14)
Weighted average common shares outstanding
Basic	40,127	40,036
Diluted	40,338	40,036

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended March 31,
	2020	2019
Net income (loss)	$98	$(5,671)
Other comprehensive income (loss)
Cumulative translation adjustment, net of tax	(4,278)	870
Pension adjustment, net of tax	(6)	(16)
Comprehensive income (loss)	$(4,186)	$(4,817)

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the three months ended March 31, 2020:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
Description	Shares	Amount	Capital	Income	Income (Loss)	Equity
Balance at December 31, 2019	40,207	$40	$96,109	$181,167	$(13,295)	$264,021
Cumulative impact of change in accounting principle, net of tax	—	—	—	(253)	—	(253)
Net income (loss)	—	—	—	98	—	98
Foreign currency translation adjustment, net of tax	—	—	—	—	(4,278)	(4,278)
Restricted stock awards	168	—	1,350	—	—	1,350
Tax payments for stock issuances	(61)	—	(293)	—	—	(293)
Pension adjustment, net of tax	—	—	—	—	(6)	(6)
Balance at March 31, 2020	40,314	$40	$97,166	$181,012	$(17,579)	$260,639

For the three months ended March 31, 2019:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
Description	Shares	Amount	Capital	Income	Income (Loss)	Equity
Balance at December 31, 2018	40,225	40	93,310	172,378	(13,287)	252,441
Net income (loss)	—	—	—	(5,671)	—	(5,671)
Foreign currency translation adjustment, net of tax	—	—	—	—	870	870
Restricted stock awards	(10)	—	552	—	—	552
Tax payments for stock issuances	—	—	(218)	—	—	(218)
Pension adjustment, net of tax	—	—	—	—	(16)	(16)
Balance at March 31, 2019	40,215	$40	$93,644	$166,707	$(12,433)	$247,958

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$98	$(5,671)
Adjustments to reconcile net income (loss) from operations to net cash provided by (used in) operations:
Depreciation and amortization of intangible assets	3,019	2,862
Loss (gain) on disposal of assets	88	—
Deferred tax benefit	(306)	(4)
Stock-based compensation	1,350	552
Changes in operating assets and liabilities:
Accounts receivable, net	(1,817)	79
Inventories, net	1,445	(813)
Contract assets	(564)	2,578
Accounts payable	(1,663)	7,797
Income taxes payable	(4,707)	(3,491)
Accrued expenses	(2,104)	(5,560)
Deferred compensation	418	(126)
Deferred revenue	4,166	(455)
Other assets and liabilities	(1,775)	(1,485)
Net cash used in operating activities	(2,352)	(3,737)

Cash flows from investing activities:
Purchase of short term investments	(6,642)	(4,475)
Maturities of short term investments	6,500	2,000
Additions to property and equipment	(1,516)	(176)
Other	(13)	—
Net cash provided by (used in) investing activities	(1,671)	(2,651)

Cash flows from financing activities:
Tax payments for restricted stock issuances	(293)	(218)
Net cash used in financing activities	(293)	(218)

Effect of exchange rate changes on cash	(342)	(195)

Net decrease in cash	(4,658)	(6,801)
Cash, cash equivalents, and restricted cash, beginning of period	85,129	77,555
Cash, cash equivalents, and restricted cash, end of period (1.)	$80,471	$70,754

(1.)

The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to amounts reported within the unaudited condensed consolidated balance sheet as of March 31, 2020 and December 31, 2019 and amounts previously reported within the unaudited condensed consolidated balance sheet in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 (in thousands):

	March 31, 2020	March 31, 2019	December 31, 2019

Cash and cash equivalents	$79,624	$69,907	$84,282
Restricted cash included in other non-current assets	847	847	847
Cash, cash equivalents and restricted cash	$80,471	$70,754	$85,129

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “OneSpan,” “Company,” “we,” “our,” and “us,” refer to OneSpan Inc. and its subsidiaries.

Note 1 – Description of the Company and Basis of Presentation

Description of the Company

OneSpan Inc. and its wholly owned subsidiaries design, develop, market and support hardware and software security systems that manage and secure access to information assets. OneSpan has operations in Austria, Australia, Belgium, Brazil, Canada, China, France, Japan, The Netherlands, Singapore, Switzerland, the United Arab Emirates, the United Kingdom (U.K), and the United States (U.S.).

In accordance with ASC 280, Segment Reporting, our operations are reported as a single operating segment. The chief operating decision maker is the Chief Executive Officer who reviews the statement of operations of the Company on a consolidated basis, makes decisions and manages the operations of the Company as a single operating segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of OneSpan and its subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. All significant intercompany accounts and transactions have been eliminated. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020, particularly in light of the novel coronavirus (COVID-19) pandemic and its effects on domestic and global economies. To limit the spread of COVID-19, governments have imposed, and may continue to impose, among other things, travel and business operation restrictions and stay-at-home orders and social distancing guidelines, causing some businesses to adjust, reduce or suspend operating activities. These disruptions and restrictions could adversely affect our operating results due to, among other things, reduced demand for our services and solutions as a result of our customers having to adjust, reduce or suspend operating activities. For additional information, see Part II, Item 1A – Risk Factors of this Form 10-Q for additional information regarding the potential impact of COVID-19 on the Company.

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

Foreign Currency Translation and Transactions

The financial position and results of the operations of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other income (expense), net. Foreign exchange transaction losses aggregated $0.5 and $0.9 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

             The financial position and results of our operations in Singapore, Switzerland, and Canada are measured in U.S. Dollars. For these subsidiaries, gains and losses that result from foreign currency transactions are included in the consolidated statements of operations in other income (expense), net.

Note 2 – Summary of Significant Accounting Policies

Except for certain changes which resulted from the adoption of ASU 2016-13, there have been no changes to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Cash,  Cash Equivalents and Restricted Cash.

We are in a lease agreement that required a letter of credit in the amount of $0.8 million to secure the obligation. The restricted cash related to this letter of credit is recorded in other non-current assets on the Condensed Consolidated Balance Sheet at March 31, 2020 and December 31, 2019.

Short Term Investments

              The Company’s short term investments are in debt securities which consist of U.S treasury bills and notes, U.S. government agency notes, corporate notes, and high quality commercial paper with maturities at acquisition of more than three months and less than twelve months The Company classifies its investments in debt securities as available-for-sale. The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments,  on January 1, 2020, which amended our accounting for available-for-sale debt securities. Credit impairments are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the condensed consolidated statement of operations. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive gain/(loss) in the condensed consolidated balance sheets. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter.  As of March 31, 2020 and December 31, 2019, the unrealized gains and losses were not material.

Accounts Receivable, net of Allowance for Credit Losses

The Company adopted ASU No. 2016-13,  Measurement of Credit Losses on Financial Instruments, on January 1, 2020. As a result of the adoption, the Company amended its accounting policies for the allowance for credit losses. In accordance with ASU No. 2016-13, the Company evaluates its allowance based on expected losses rather than incurred losses, which is known as the current expected credit loss (“CECL”) model. The allowance is determined using the loss rate approach and is measured on a collective (pool) basis when similar risk characteristics exist.  Where financial instruments do not share risk characteristics, they are evaluated on an individual basis. The allowance is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

Equity Method Investment

We apply the equity method of accounting to our investment in Promon AS (Promon), because we exercise significant influence, but not controlling interest, in the investee. Promon is a technology company headquartered in Norway that specializes in mobile app security, whose solutions focus largely on Runtime Application Self-Protection (RASP). We exercise significant influence over Promon as a result of our 17% ownership interest in Promon, our representation on Promon’s Board of Directors, and the significance to Promon of our business activities with them. We integrate Promon’s RASP technology into our software solution, which are licensed to our customers. Under the equity method of accounting, the Company’s proportionate share of the net earnings (losses) of Promon is reported in other income (expense), net in our consolidated Statements of Operations. The impact of the proportionate share of net earnings (losses) were immaterial for the three months ended March 31, 2020 and 2019 as were the relative size of Promon’s assets and operations in relation to the Company’s. The carrying value of our equity method investment is reported in other noncurrent assets in the consolidated Balance Sheets and is reported originally at cost and adjusted each period for the Company’s share of the investee’s earnings (losses) and dividends paid, if any. The Company also assesses the investment for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. The Company did not record any impairment charges during the three month periods ended March 31, 2020 and 2019. The Company recorded $1.2 million and $0.6 million in costs of sales during the three months ended March 31, 2020 and March 31, 2019, respectively for license fees owed to Promon for use of their software and technology. The Company owed Promon $3.2 million as of March 31, 2020, which is included in accounts payable and accrued liabilities.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which amends the Board’s guidance on the impairment of financial instruments. The ASU adds an impairment model that is based on expected losses rather than incurred losses, which is known as the current expected credit loss (“CECL”) model. The CECL model applies to most debt instruments (other than those measured at fair value), trade and other receivables, financial guarantee contracts, and loan commitments. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASC 326 as of January 1, 2020, using the cumulative-effect transition method with the required prospective approach. The cumulative-effect transition method enables an entity to an record allowance for expected credit losses at the date of adoption without restating comparative periods. The cumulative effect adjustment for adoption of ASC 326 resulted in  a decrease of $0.3 million in Accounts receivable, net of allowances and Accumulated Income as of January 1, 2020.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. This standard eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (i.e. Step 2 of the current guidance), instead measuring the impairment charge as the excess of the reporting unit's carrying amount over its fair value (i.e. Step 1 of the current guidance). The guidance is effective for us beginning in the first quarter of 2020, and should be applied prospectively. Early adoption is permitted for impairment testing dates after January 1, 2017. We adopted this standard on January 1, 2020 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted for removed or modified disclosures, and delayed adoption of the additional disclosures until their effective date. We adopted this standard on January 1, 2020 on a retrospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (CCA) by providing guidance for determining when an arrangement includes a software license and when an arrangement is solely a hosted CCA service. Under ASU 2018-15, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. We adopted this standard on January 1, 2020 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topics 321, 323 and 815. The new standard addresses accounting for the transition into and out of the equity method and measurement of certain purchased options and forward contracts to acquire investments. The standard is effective for the Company for annual and interim periods beginning after July 1, 2022, with early adoption permitted. Adoption of the standard requires changes to be made prospectively. The Company is evaluating the impact of adoption of the new standard on its consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes that the issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

Note 3 – Revenue

We recognize revenue in accordance with ASC 606 “Revenue from Contracts with Customers” (“Topic 606”), as described below.

Disaggregation of Revenues

The following tables present our revenues disaggregated by major products and services, geographical region and timing of revenue recognition.

Revenue by major products (in thousands)

	Three months ended March 31,
	2020	2019
Hardware products	$19,738	$24,290
Software licenses	18,522	7,571
Subscription	5,829	5,251
Professional services	1,421	809
Maintenance, support and other	10,982	9,686
Total Revenue	$56,492	$47,608

Revenue by location of customer for the three months ended March 31, 2020 and 2019 (in thousands)

	EMEA	Americas	APAC	Total
Total Revenue:

2020	$33,726	$12,333	$10,433	$56,492
2019	$25,599	$12,731	$9,278	$47,608

Percent of Total:
2020	60%	22%	18%	100%
2019	54%	27%	19%	100%

Timing of revenue recognition (in thousands)

	Three months ended March 31,
	2020	2019
Products and Licenses transferred at a point in time	$38,260	$31,861
Services transferred over time	18,232	15,747
Total Revenue	$56,492	$47,608

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	March 31,	December 31,
	2020	2019
Receivables, inclusive of trade and unbilled	$62,971	$62,405
Contract Assets (current and non-current)	$11,181	$10,623
Contract Liabilities (Deferred Revenue current and non-current)	$49,382	$45,597

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

Revenue recognized during the three months ended March 31, 2020 included $11.9 million that was included on the December 31, 2019 balance sheet in contract liabilities. Deferred revenue increased in the same period due to timing of annual renewals.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

in thousands	2020	2021	2022	Beyond 2022	Total
Future revenue related to current unsatisfied performance obligations	$9,327	$9,164	$7,178	$11,654	$37,323

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

The following tables provide information related to the capitalized costs and amortization recognized in the current and prior periods:

in thousands	March 31, 2020	December 31, 2019
Capitalized costs to obtain contracts, current	$743	$676
Capitalized costs to obtain contracts, non-current	$3,465	$3,222

	Three months ended March 31,
in thousands	2020	2019
Amortization of capitalized costs to obtain contracts	$169	$109
Impairments of capitalized costs to obtain contracts	$-	$-

Note  4 – Inventories, net

Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the FIFO method.

Inventories, net are comprised of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Component parts	$6,611	$7,429
Work-in-process and finished goods	11,762	12,390
Total	$18,373	$19,819

Note 5 – Goodwill

Goodwill activity for the three months ended March 31, 2020 consisted of the following:

in thousands
Net balance at December 31, 2019	$94,612
Net foreign currency translation	(3,056)
Net balance at March 31, 2020	$91,556

No impairment of goodwill was recorded during the three months ended March 31, 2020 or March 31, 2019.

Note 6 – Intangible Assets

Intangible asset activity for the three months ended March 31, 2020 is detailed in the following table.

in thousands	Acquired Technology	Customer Relationships	Other	Total Intangible Assets
Net balance at December 31, 2019	$5,454	$26,884	$3,871	$36,209
Additions	—	—	13	13
Net foreign currency translation	(203)	(607)	(6)	(816)
Amortization expense	(860)	(906)	(588)	(2,354)
Net balance at March 31, 2020	$4,391	$25,371	$3,290	$33,052

March 31, 2020 balance at cost	$41,794	$38,736	$13,701	$94,231
Accumulated amortization	(37,403)	(13,365)	(10,411)	(61,179)
Net balance at March 31, 2020	$4,391	$25,371	$3,290	$33,052

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations. No impairment of intangible assets was recorded during the three months ended March 31, 2020 or March 31, 2019.

Note 7 – Property and Equipment

The major classes of property and equipment are as follows:

in thousands	March 31, 2020	December 31, 2019
Office equipment and software	$13,820	$14,595
Leasehold improvements	10,229	9,417
Furniture and fixtures	3,795	3,717
Total	27,844	27,729

Accumulated depreciation	(15,687)	(16,275)
Property and equipment, net	$12,157	$11,454

Depreciation expense was $0.7 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.

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

The Company classifies its investments in debt securities as available-for-sale. As described in Note 2- Summary of Significant Accounting Policies, the January 1, 2020 adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments, amended our accounting for available-for-sale debt securities. We review available-for-sale det securities for impairments related to losses and other factors each quarter. The unrealized gains and losses on the available-for-sale debt securities were not material as of March 31, 2020 and December 31, 2019.

The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies, as defined in ASC 820, Fair Value Measurements.  The fair value hierarchy consists of the following three levels:

•Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

•Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived primarily from or corroborated by observable market data.

•Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following tables summarize assets that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

		Fair Value Measurement at Reporting Date Using
in thousands	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Notes	$8,337	-	$8,337	-
Corporate Notes / Bonds	$9,167	-	$9,167	-
Commercial Paper	$3,508	-	$3,508	-
U.S. Treasury Bills	$2,390	-	$2,390	-
U.S. Government Agencies	$2,250	-	$2,250	-

		Fair Value Measurement at Reporting Date Using
in thousands	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Notes	$9,225	-	$9,225	-
Corporate Notes / Bonds	$8,169	-	$8,169	-
Commercial Paper	$3,482	-	$3,482	-

U.S. Treasury Bills	$2,385	-	$2,385	-
U.S. Government Agencies	$2,249	-	$2,249	-

Note 9 – Allowance for credit losses

As described in Note 2 - Summary of Significant Accounting Policies, the January 1, 2020 adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments, amended our accounting policies for the allowance for credit losses.

The changes in the allowance for credit losses during the three months ended March 31, 2020 were as follows:

in thousands	March 31, 2020
Balance at December 31, 2019	$2,524
Impact of ASU 2016-13 adoption	288
Balance at January 1, 2020	2,812
Provision	360
Net foreign currency translation	(7)
Balance at March 31, 2020	$3,165

A higher allowance for credit losses was recorded during the three months ended March 31, 2020 due to the likely adverse impact the COVID-19 pandemic has had and will have on factors that affect our estimate of future credit losses.

Note 10 – Leases

Operating lease cost details for the three months ended March 31, 2020 and 2019 are as follows:

	Three months ended
	March 31,
	2020	2019
	(in thousands)
Building rent	$691	$864
Automobile rentals	352	277
Total net operating lease costs	$1,043	$1,141

At March 31, 2020, the weighted average remaining lease term for our operating leases is 7.0 years. The weighted average discount rate for our operating leases is 5%.

During the three months ended March 31, 2020, there were $1.0 million of operating cash payments for lease liabilities, and $1.9 million of right-of use assets obtained in exchange for new lease liabilities.

Maturities of our operating leases are as follows:

As of March 31, 2020
(in $ thousands)
2020 (remaining 9 months)	$3,241
2021	3,048
2022	2,597
2023	2,096
2024	1,369
Later years	6,423
Less imputed interest	(3,234)
Total lease liabilities	$15,540

Note 11 – Income Taxes

Our estimated annual tax rate for 2020 before discrete items is expected to be approximately 96%. Our global effective tax rate is higher than the U.S. statutory tax rate of 21% primarily due to forecasted losses in jurisdictions for which a valuation allowance will be required. Our ultimate tax expense will depend on the mix of earnings in various jurisdictions. Income taxes paid during the three months ended March 31, 2020 was $5.7 million.

At December 31, 2019, we had deferred tax assets of $24.9 million resulting from foreign and state NOL carryforwards of $16.6 million and other foreign deductible carryforwards of $8.3 million. At December 31, 2019, we had a valuation allowance of $17.3 million against deferred tax assets related to certain carryforwards.

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

On March 27, 2020 President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act.  Among other provision, the law provides relief to U.S. federal corporate taxpayers through temporary adjustments to net operating loss rules, changes to limitations on interest expense deductibility, the acceleration of available refunds for minimum tax credit carryforwards, and depreciation method changes. We do not expect the provisions of the legislation to have a significant impact on our effective tax rate nor the income tax payable and deferred income tax positions of the Company.

Note 12 – Long-Term Compensation Plan and Stock Based Compensation (share counts in thousands)

Under the OneSpan Inc. 2019 Omnibus Incentive Plan, we awarded 136 restricted stock units during the three months ended March 31, 2020, subject to time-based vesting. During the same period we awarded restricted stock units some of which are subject to the achievement of future performance criteria and others that are subject to the achievement of market conditions. For the restricted stock units for which performance criteria have been established, the Company currently believes it is probable that 32 unissued shares will be earned.  The restricted stock units subject to market conditions allow for up to 64 shares to be earned if the market conditions are fully achieved.  The fair value of the unissued 136 restricted stock units was $2.6 million at the date of grant, and is being amortized over the vesting period of one to four years. The fair value of the 96 unissued shares subject to performance criteria or market conditions was approximately $1 million at the date of grant, and is being amortized over the vesting period of three years.

The following table details long-term compensation plan and stock-based compensation expense for the three months ended March 31, 2020 and 2019:

	March 31,
	2020	2019
in thousands	(in thousands)
Restricted stock	$1,350	$552
Long-term compensation plan	365	503
Total compensation	$1,715	$1,055

Note 13 – Earnings per Share (share counts in thousands)

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive. For the three months ended March 31, 2020, the anti-dilutive effect of our securities is immaterial. Because the Company is in a net loss position for the three months ended March 31, 2019, diluted net loss per share for this period excludes the effects of common stock equivalents, which are anti-dilutive.

The details of the earnings per share calculations for the three months ended March 31, 2020 and 2019 are as follows:

	March 31,
in thousands, except per share data	2020	2019
Net income (loss)	$98	$(5,671)
Weighted average common shares outstanding:
Basic	40,127	40,036
Incremental shares with dilutive effect:
Restricted stock awards	211	—
Diluted	40,338	40,036

Net income (loss) per share:
Basic	$0.00	$(0.14)
Diluted	$0.00	$(0.14)

Note 14 – Legal Proceedings and Contingencies

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

We include various types of indemnification clauses in our agreements. These indemnifications may include, but are not limited to, infringement claims related to our intellectual property, direct damages and consequential damages. The type and amount of such indemnifications vary substantially based on our assessment of risk and reward associated with each agreement. We believe the estimated fair value of these indemnification clauses is minimal, and we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. We have no liabilities recorded for these clauses as of March 31, 2020.

We are involved in an ongoing dispute with a German company, Onespin solutions GmbH, regarding the co-existence of, or alleged infringement with, its trademark in certain jurisdictions for “ONESPIN” and our trademark in certain jurisdictions for “ONESPAN”.  Onespin sells integrated circuit integrity verification solutions for use in the system on chip software development process flow. We believe that its products and services are sufficiently different from ours. Therefore, among other reasons, we are vigorously defending our intellectual property rights where necessary. In addition, we are the plaintiff in litigation against Onespin in Europe currently. While the outcome of any particular aspect of this current dispute cannot be predicted with certainty, including timing, we plan to continue to assert our rights and prosecute litigation wherever advisable.

From time to time, we have been involved in litigation and claims incidental to the conduct of our business, such as compensation claims from current or former employees in Europe. We expect that to continue. Excluding matters specifically disclosed above, we are not a party to any lawsuit or proceeding that, in management’s opinion, is likely to have a material adverse effect on its business, financial condition or results of operations.

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

COVID-19 Pandemic Response and Impact

            In March 2020, the World Health Organization recognized a novel strain of coronavirus (COVID-19) as a pandemic. In response to the pandemic, the United States and various foreign, state and local governments have, among other actions, imposed travel and business restrictions and required or advised communities in which we do business to adopt stay-at-home orders and social distancing guidelines, causing some businesses to adjust, reduce or suspend operating activities. The pandemic and the various governments’ response have caused significant and widespread uncertainty, volatility and disruptions in the U.S. and global economies, including in the regions in which we operate.

Outlook and Financial Results

Through March 31, 2020, we have not experienced a material adverse impact to our business, operations or financial results as a result of the pandemic. The financial services industry response to the pandemic is accelerating the adoption of mobile and cloud technologies and of the technologies needed to protect those channels. Our fraud prevention and process digitization technologies, and ability to deliver on a global basis currently have us well positioned in this environment, and may have contributed to higher revenue during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

However, in the current and future periods, we may experience weaker customer demand, requests for discounts or extended payment terms, customer bankruptcies, supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors that could negatively impact the Company and its business, operations and financial results.

As we cannot predict the duration or scope of the pandemic or its impact on economic and financial markets, any negative impact to our results cannot be reasonably estimated, but it could be material.  We continue to monitor closely the Company’s financial health and liquidity and the impact of the pandemic on the Company. We are able to serve the needs of our customers while taking steps to protect the health and safety of our employees, customers, partners, and communities. See Part II – Item 1A – Risk Factors of this Form 10-Q for additional information regarding the potential impact of COVID-19 on the Company.

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

The COVID-19 pandemic and the various governments’ response have caused significant and widespread uncertainty, volatility and disruptions in the U.S. and global economies, including in the regions in which we operate. See Part II, Item 1A – Risk Factors of this Form 10-Q for additional information regarding the potential impact of COVID-19 on the Company.

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

While we did not experience any cyber incidents in the first three months of 2020 that had a significant impact on our business, it is possible that we could experience an incident in 2020 or future years, which could result in unanticipated costs.

Currency Fluctuation

During the three months ended March 31, 2020, approximately 87% of our revenue was generated outside of the United States. While the majority of our revenues are generated outside of the United States, a significant amount of our revenue earned during the three months ended March 31, 2020 was denominated in U.S. Dollars. During the three months ended March 31, 2020, we estimate that approximately 44% of our revenue was denominated in U.S. Dollars.

In addition, during the three months ended March 31, 2020, approximately 70% of our operating expenses were incurred outside of the United States. As a result, changes in currency exchange rates, especially the Euro exchange rate and the Canadian Dollar exchange rate, can have a significant impact on revenue and expenses.

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

The financial position and the results of operations of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland, Singapore and Canada, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates generated other comprehensive loss of $4.3 million for the three months ended March 31, 2020, and other comprehensive income of $0.9 million for the three months ended March 31, 2019.  These amounts are included as a separate component of stockholders’ equity. The functional currency for our subsidiaries in Switzerland, Singapore and Canada is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other income (expense), net. Foreign exchange transaction losses aggregated $0.5 million and $0.9 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

Components of Operating Results

Revenue

We generate revenue from the sale of our hardware products, software licenses, subscriptions, maintenance and support, and professional services. We believe comparison of revenues between periods is heavily influenced by the timing of orders and shipments reflecting the transactional nature of significant parts of our business.

•	Product and license revenue. Product and license revenue includes hardware products and software licenses, which can be provided on a perpetual or term basis.
•	Service and other revenue. Service and other revenue includes subscription solutions (which is our definition of software-as-a-service solutions), maintenance and support, and professional services.

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

Generally, the most significant factor driving our operating expenses is headcount. Direct compensation and benefit plan expenses generally represent between 55% and 65%  of our operating expenses, respectively. In addition, a number of other expense categories are directly related to headcount. We attempt to manage our headcount within the context of the economic environments in which we operate and the investments we believe we need to make for our infrastructure to support future growth and for our products to remain competitive.

Historically, operating expenses have been impacted by changes in foreign exchange rates. We estimate the change in currency rates in the first three months of 2020 compared to the same period in 2019 resulted in a decrease  in operating expenses of approximately $0.5 million.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Operating expenses for the three months ended March 31, 2020 included $1.7 million of expenses related to stock-based and long-term incentive plan costs compared to $1.1 million of stock-based and long-term incentive plan cost for the three months ended March 31, 2019.

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

Income Taxes

Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). All our IP in our traditional authentication business is owned by two subsidiaries, one in the U.S. and one in Switzerland. These two subsidiaries have entered into agreements with most of the other OneSpan entities under which those other entities provide services to our U.S. and Swiss subsidiaries on either a percentage of revenue or on a cost plus basis or both. Under this structure, the earnings of our service provider subsidiaries are relatively constant. These service provider companies tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings tend to flow to the U.S. company and Swiss company. In 2020, earnings flowing to the U.S. company are expected to be taxed at a rate of 21% to 25%, while earnings flowing to the Swiss company are expected to be taxed at a rate ranging from 16% to 17%, including Swiss withholding tax, the earnings could be taxed up to 25%. A Canadian and UK subsidiary currently sell and service global customers directly.

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

	Three months ended March 31,
	2020	2019	$ Change	% Change
	(in thousands)
Revenue
Product and license	$ 38,260	$ 31,861	$ 6,399	20%
Services and other	18,232	15,747	2,485	16%
Total revenue	$ 56,492	$ 47,608	$ 8,884	19%

% of Total Revenue
Product and license	68%	67%
Services and other	32%	33%

Total revenue increased $8.9 million or 19%, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily driven by an increase in recurring revenue, which is the portion of our revenue subject to future renewal. Recurring revenue, comprised of subscription, term-based software licenses, and maintenance, support and other revenue, increased $10.0 million or 62% during the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

Product and license revenue increased by $6.4 million or 20% during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, which was driven by higher software sales of $11.0 million, partially offset by lower hardware sales of $4.6 million. The software sales increase was comprised of an $8.1 million increase in revenue generated from term-based software licenses and a $2.9 million increase in revenue generated from perpetual software licenses.

Services and other revenue increased by $2.5 million, or 16% during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase for the three month period ended March 31, 2020 compared to the same period in 2019 was driven primarily by higher maintenance, subscription, and professional services revenue.

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

	Three months ended March 31,
	2020	2019	$ Change	% Change
	(in thousands)
Revenue
EMEA	$ 33,726	$ 25,599	$ 8,127	32%
Americas	12,333	12,731	(398)	-3%
APAC	10,433	9,278	1,155	12%
Total revenue	$ 56,492	$ 47,608	$ 8,884	19%

% of Total Revenue
EMEA	60%	54%
Americas	22%	27%
APAC	18%	19%

Revenue generated in EMEA during the three months ended March 31, 2020 was $8.1 million, or 32% higher than the three months ended March 31, 2019, driven by higher software license sales.

Revenue generated in the Americas during the three months ended March 31, 2020 was $0.4 million, or 3%  lower than the three months ended March 31, 2019, driven by a decrease in hardware revenue offset by an increase in maintenance revenue.

Revenue generated in the Asia Pacific region during the three months ended March 31, 2020 was $1.2 million, or 12%  higher than the three months ended March 31, 2019, driven by higher software license revenue  and maintenance revenue, offset by a decrease in hardware revenue.

Cost of Goods Sold and Gross Margin

	Three months ended March 31,
	2020	2019	$	% Change
	(in thousands)
Cost of goods sold
Product and license	$ 10,738	$ 11,316	$ (578)	-5%
Services and other	5,332	4,723	609	13%
Total cost of goods sold	$ 16,070	$ 16,039	$ 31	0%

Gross profit	$ 40,422	$ 31,569	8,853	28%

Gross margin
Product and license	72%	64%
Services and other	71%	70%
Total gross margin	72%	66%

The cost of product and license revenue decreased $0.6 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.  The decrease in cost of product and license during the period was due to lower token costs, driven by lower hardware sales as a percentage of total revenue.

The cost of services and other revenue increased by $0.6 million, or 13% during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in cost of services and other revenue is reflective of higher subscription revenue, which has increased cloud-based infrastructure costs.

Gross profit increased $8.9 million, or 28% during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.  Gross profit margin was 72%  for the three months ended March 31, 2020, compared to 66% for the three months ended March 31, 2019. The overall increase in profit margins for the three months ended March 31, 2020 was driven by both higher product and license margins, as well as higher services and other margins compared to the comparable period in the prior year.

The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies including the Euro. The impact of changes in currency rates are estimated to have decreased revenue by approximately $1.1 million for the three months ended March 31, 2020. Had currency rates in 2020 been equal to rates in 2019, the gross profit margin would have been approximately 2 percentage points higher for the three months ended March 31, 2020.

Operating Expenses

	Three months ended March 31,		Change
	2020	2019	$	%
	(in thousands)
Operating costs
Sales and marketing	$14,859	$14,383	$ 476	3%
Research and development	9,994	10,495	(501)	-5%
General and administrative	12,268	9,870	2,398	24%
Amortization of intangible assets	2,354	2,348	6	0%
Total operating costs	$39,475	$37,096	$ 2,379	6%

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2020 were $14.9 million, an increase of $0.5 million or 3%, from the three months ended March 31, 2019.  The increase was driven by higher personnel costs related to a headcount increase, partially offset by lower commissions paid due to a revised commissions structure, and lower marketing spend.

Average full-time sales, marketing, support, and operating employee headcount for the three months ended March 31, 2020 was 326 compared to 320 for the three months ended March 31, 2019. Headcount was 2% higher for the three months ended March 31, 2020, compared to the same period in 2019.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2020, were $10.0 million, a decrease of  $0.5 million, or 5%, from the three months ended March 31, 2019. The decrease in expense for the three month period ended March 31, 2020  was primarily driven by lower cloud computing costs for our test environment.

Average full-time research and development employee headcount for the three months ended March 31, 2020 was 311, compared to 298 for the three months ended March 31, 2019. Average headcount was approximately 4%  higher for the three months ended March 31, 2020, when compared to the same period in 2019.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2020, were $12.3 million, an increase of $2.4 million or 24%, from the three months ended March 31, 2019. The increase in general and administrative expenses for the three months ended March 31, 2020, compared to the same period in 2019 was primarily driven by higher personnel costs which included additional stock comp due to an increase in eligible participants. The increase in expense was also driven by higher consulting spend, additional expense for subscription software tools implemented throughout 2019, and higher bad debt expense driven by the implementation of ASU 2016-13 on January 1, 2020.

Average full-time general and administrative employee headcount for the three months ended March 31, 2020 was 114, compared to 110 for the three months ended March 31, 2019. Average headcount was approximately 4%  higher for the three months ended March 31, 2020, when compared to the same period in 2019.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended March 31, 2020 was $2.4 million, an increase of less than $0.1 million from the comparable period in 2019.

Interest Income, net

	Three months ended March 31,
	2020	2019	$ Change	% Change
	(in thousands)
Interest income, net	$ 207	$ 135	$ 72	53%

Interest income, net was $0.2 million for the three months ended March 31, 2020, as compared to $0.1 million for the same period in 2019.  The increase in interest income, net reflects an increase in our cash equivalents and short term investment balance.

Other Expense, net

	Three months ended March 31,
	2020	2019	$ Change	% Change
	(in thousands)
Other expense, net	$ (338)	$ (551)	$ 213	-39%

Other expense, net primarily includes subsidies received from foreign governments in support of our research and development in those countries, exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, and other miscellaneous non-operational, non-recurring expenses.

Other expense, net for the three months ended March 31, 2020 was $0.3 million, compared to $0.6 million for the comparable period of 2019. Lower expense was driven by losses resulting from foreign currency transactions.

Provision (Benefit) for Income Taxes

	Three months ended March 31,
	2020	2019	$	% Change
	(in thousands)
Provision (benefit) for income taxes	$ 718	$ (272)	$ 990	NM

The Company recorded income tax expense for the three months ended March 31, 2020 of $0.7 million, compared to a benefit of $(0.3) million for the three months ended March 31, 2019.  The increase was attributable to increased profits in the period excluding losses at entities where we cannot record a tax benefit.

Liquidity and Capital Resources

At March 31, 2020, we had net cash balances (total cash and cash equivalents) of $79.6 million and short-term investments of $25.7 million. Short term investments consist of U.S. treasury bills and notes, government agency notes, corporate notes and bonds, and high quality commercial paper with maturities at acquisition of more than three months and less than twelve months.

At December 31, 2019, we had net cash balances of $84.3 million and short-term investments of $25.5 million.

We are in a lease agreement that required a letter of credit in the amount of $0.8 million to secure the obligation. The restricted cash related to this letter of credit is recorded in other non-current assets on the Condensed Consolidated Balance Sheet at March 31, 2020 and December 31, 2019. Our working capital at March 31, 2020 was $139.3 million compared to $137.5 million at December 31, 2019.

As of March 31, 2020, we held $62.4 million of cash and cash equivalents in subsidiaries outside of the United States. Of that amount, $61.8 million is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.

We believe that our financial resources are adequate to meet our operating needs over the next twelve months.

Our cash flows are as follows:

	Three months ended March 31,
	2020	2019
	(in thousands)
Cash used in:
Operating activities	$ (2,352)	$ (3,737)
Investing activities	(1,671)	(2,651)
Financing activities	(293)	(218)
Effect of foreign exchange rate changes on cash and cash equivalents	(342)	(195)

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

For the three months ended March 31, 2020, net cash used in operating activities was $2.4 million, compared to net cash used in operating activities of $3.7  million during the three months ended March 31, 2019. The decrease is primarily driven by higher net income and the timing of cash receipts accrued in deferred revenue.

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

For the three months ended March 31, 2020, net cash used in investing activities was $1.7 million, compared to net cash used in investing activities of $2.7 million for the three months ended March 31, 2019. The decrease is related to the timing of the purchases and maturities of our short term investments.

Critical Accounting Policy

Our accounting policies are fully described in Note 1 - Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 2 – Summary of Significant Accounting Policies to our Interim Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. We believe our most critical accounting policies include revenue recognition, purchase accounting and related fair value measurements and accounting for income taxes.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2020.  For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Inherent Limitations on the Effectiveness of Controls

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

We cannot predict the outcome of legal or other proceedings with certainty, including the legal proceedings which are summarized in “Note 14 – Legal Proceedings and Contingencies” included in our Notes to Condensed Consolidated Financial Statements, incorporated herein by reference, and “Note 15 – Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission. Any reasonably possible material loss or range of loss associated with any individual legal proceeding that can be estimated, is provided in Note 14 to the Condensed Consolidated Financial Statements contained herein.

Item 1A – Risk Factors

The following risk factor is provided to update the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

While we believe the coronavirus could have a negative impact on our financial results in the future, the impact is difficult to assess at this time.

The effects of the COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. A significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the broader economies, financial markets and overall demand environment for our products.

As a result of the COVID-19 pandemic, we have temporarily closed our offices (including our corporate headquarters) in many countries except where we have been able to accommodate limited essential employees such as for the shipping of our hardware authentication tokens under revised procedures. We implemented certain travel restrictions, remote work arrangements and other measures and while our early experience with this new situation has been satisfactory to date, it has disrupted how we normally operate our business and may in the longer term impact our productivity, innovation and effectiveness such that our results are adversely affected. We have shifted certain of our customer events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Because we operate in multiple international locations, we expect there to be variability and additional complications from differing conditions and inconsistent guidance from numerous public health agencies.

In our hardware business, we are exposed to specific risks related to manufacturing, supply chain, shipping and distribution- all of which have been impacted by the COVID-19 pandemic. As a result of COVID-19, we experienced some initial delays and increased costs related to fulfilling our hardware orders. Such issues have been primarily resolved however we may be unable to satisfy certain customer orders for our products in the future if orders substantially increase and/or supply chain problems emerge.

In our software business, we experienced some increased sales for products used in remote employee access and remote banking that we attribute in part to the COVID-19 pandemic. This increase may be temporary, and we are unable to predict whether it will continue or decline. Moreover, the conditions caused by the COVID-19 pandemic can affect the rate of IT spending and could adversely affect our customers’ ability or willingness to attend our events or to purchase our offerings, delay prospective customers’ purchasing decisions, adversely impact our ability to provide on-site sales meetings or professional services to our customers, delay the provisioning of our offerings, lengthen payment terms, reduce the value or duration of their subscription or term contracts, or affect attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance.

If the restrictions on our employees, customers and others in the world increase to limit the spread of COVID-19, the potential effects could be exacerbated, and our results of operations and overall financial performance may be harmed. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of its shares of common stock during the first quarter of 2020:

			Total Number
			of Shares	Maximum
			Purchased as	Number of Shares
	Total		Part of Publicly	that May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares Purchased	Price Paid	Plans or	the Plans or
Period	(1)	per Share	Programs (2)	Programs (2)
January 1, 2020 through January 31, 2020	11,941	$17.39	—	—
February 1, 2020 through February 29, 2020	3,969	16.51	—	—
March 1, 2020 through March 31, 2020	45,290	$17.75	—	—

(1.)	All transactions represent surrender of vested shares in satisfaction of tax withholdings by grantees under the 2019 Omnibus Incentive Plan.
(2.)	The Company has no publicly announced plans or programs to repurchase its shares.

Item 6 - Exhibits

Exhibit 31.1 - Rule 13a‑14(a)/15d‑14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2020.

Exhibit 31.2 - Rule 13a‑14(a)/15d‑14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2020.

Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2020.

Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2020.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2020.

OneSpan Inc.

/s/ Scott Clements
Scott Clements
Chief Executive Officer (Principal Executive Officer)

/s/ Mark S. Hoyt
Mark S. Hoyt
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)