Form 10-Q
period 2020-06-30
OneSpan Inc.
filed 2020-08-14
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM       TO

Commission file number 000-24389

OneSpan Inc.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-4169320
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

121 West Wacker Drive, Suite 2050

Chicago, Illinois 60601

(Address of Principal Executive Offices) (Zip Code)

(312) 766-4001

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Shares	OSPN	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧   No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer ,a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	⌧
Non-accelerated filer	◻	Emerging growth company	☐
		Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

There were 40,345,291 shares of Common Stock, $.001 par value per share, outstanding at August 3, 2020.

OneSpan Inc.

Form 10-Q

For the Quarter Ended June 30, 2020

OneSpan Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

(unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and equivalents	$83,984	$84,282
Short term investments	26,796	25,511
Accounts receivable, net of allowances of $3,723 in 2020 and $2,524 in 2019	54,347	62,405
Inventories, net	16,443	19,819
Prepaid expenses	6,004	6,198
Contract assets	6,848	5,240
Other current assets	7,261	6,346
Total current assets	201,683	209,801
Property and equipment, net	12,159	11,454
Operating lease right-of-use assets	10,789	10,580
Goodwill	91,646	94,612
Intangible assets, net of accumulated amortization	30,652	36,209
Deferred income taxes	8,039	7,863
Contract assets - non-current	3,774	3,355
Other assets	9,719	8,668
Total assets	$368,461	$382,542
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,778	$10,835
Deferred revenue	37,728	30,338
Accrued wages and payroll taxes	13,766	15,415
Short-term income taxes payable	2,571	7,410
Other accrued expenses	9,608	8,786
Deferred compensation	1,041	1,028
Total current liabilities	70,492	73,812
Long-term deferred revenue	10,723	15,259
Long-term lease liability	11,749	11,299
Other long-term liabilities	8,021	8,297
Long-term income taxes payable	5,905	6,958
Deferred income taxes	4,364	4,623
Total liabilities	111,254	120,248
Stockholders' equity
Preferred stock: 500 shares authorized, none issued and outstanding at December 31, 2020 and 2019	—	—
Common stock: $.001 par value per share, 75,000 shares authorized; 40,329 and 40,207 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	40	40
Additional paid-in capital	97,140	96,109
Accumulated income	177,166	179,440
Accumulated other comprehensive loss	(17,139)	(13,295)
Total stockholders' equity	257,207	262,294
Total liabilities and stockholders' equity	$368,461	$382,542

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

(unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019
Revenue
Product and license	$35,384	$40,117	$73,644	$71,460
Services and other	19,570	16,050	37,680	31,802
Total revenue	54,954	56,167	111,324	103,262

Cost of goods sold
Product and license	12,576	13,451	23,314	24,767
Services and other	5,649	4,429	10,981	9,152
Total cost of goods sold	18,225	17,880	34,295	33,919

Gross profit	36,729	38,287	77,029	69,343

Operating costs
Sales and marketing	14,694	16,040	29,553	30,423
Research and development	10,541	11,977	20,535	22,472
General and administrative	10,846	10,180	23,114	20,050
Amortization of intangible assets	2,335	2,368	4,689	4,716
Total operating costs	38,416	40,565	77,891	77,661

Operating loss	(1,687)	(2,278)	(862)	(8,318)

Interest income, net	126	69	333	204
Other income (expense), net	509	451	171	(100)

Loss before income taxes	(1,052)	(1,758)	(358)	(8,214)
Provision for income taxes	973	753	1,663	353

Net loss	$(2,025)	$(2,511)	$(2,021)	$(8,567)

Net loss per share
Basic	$(0.05)	$(0.06)	$(0.05)	$(0.21)
Diluted	$(0.05)	$(0.06)	$(0.05)	$(0.21)

Weighted average common shares outstanding
Basic	40,028	40,038	40,059	40,037
Diluted	40,028	40,038	40,059	40,037

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net loss	$(2,025)	$(2,511)	$(2,021)	$(8,567)
Other comprehensive loss
Cumulative translation adjustment, net of tax	446	(1,298)	(3,832)	(428)
Pension adjustment, net of tax	(6)	(12)	(12)	(28)
Comprehensive loss	$(1,585)	$(3,821)	$(5,865)	$(9,023)

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the three and six months ended June 30, 2020:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
Description	Shares	Amount	Capital	Income	Income (Loss)	Equity
Balance at December 31, 2019	40,207	$40	$96,109	$179,440	$(13,295)	$262,294
Cumulative impact of change in accounting principle, net of tax	—	—	—	(253)	—	(253)
Net income (loss)	—	—	—	4	—	4
Foreign currency translation adjustment, net of tax	—	—	—	—	(4,278)	(4,278)
Restricted stock awards	168	—	1,350	—	—	1,350
Tax payments for stock issuances	(61)	—	(293)	—	—	(293)
Pension adjustment, net of tax	—	—	—	—	(6)	(6)
Balance at March 31, 2020	40,314	$40	$97,166	$179,191	$(17,579)	$258,818
Net income (loss)	—	—	—	(2,025)	—	(2,025)
Foreign currency translation adjustment, net of tax	—	—	—	—	446	446
Restricted stock awards	19	—	860	—	—	860
Tax payments for stock issuances	(4)	—	(886)	—	—	(886)
Pension adjustment, net of tax	—	—	—	—	(6)	(6)
Balance at June 30, 2020	40,329	$40	$97,140	$177,166	$(17,139)	$257,207

For the three and six months ended June 30, 2019:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
Description	Shares	Amount	Capital	Income	Income (Loss)	Equity
Balance at December 31, 2018	40,225	40	93,310	171,576	(13,287)	251,639
Net income (loss)	—	—	—	(6,056)	—	(6,056)
Foreign currency translation adjustment, net of tax	—	—	—	—	870	870
Restricted stock awards	(10)	—	552	—	—	552
Tax payments for stock issuances	—	—	(218)	—	—	(218)
Pension adjustment, net of tax	—	—	—	—	(16)	(16)
Balance at March 31, 2019	40,215	$40	$93,644	$165,520	$(12,433)	$246,771
Net income (loss)	—	—	—	(2,511)	—	(2,511)
Foreign currency translation adjustment, net of tax	—	—	—	—	(1,298)	(1,298)
Restricted stock awards	117	—	677	—	—	677
Tax payments for stock issuances	(4)	—	(49)	—	—	(49)
Pension adjustment, net of tax	—	—	—	—	(12)	(12)
Balance at June 30, 2019	40,328	$40	$94,272	$163,009	$(13,743)	$243,578

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,021)	$(8,567)
Adjustments to reconcile net loss from operations to net cash provided by (used in) operations:
Depreciation and amortization of intangible assets	6,097	5,734
Loss on disposal of assets	53	—
Deferred tax benefit	(319)	(349)
Stock-based compensation	2,210	1,229
Changes in operating assets and liabilities:
Accounts receivable, net	7,528	(8,788)
Inventories, net	3,376	(5,792)
Contract assets	(2,026)	4,703
Accounts payable	(5,025)	4,448
Income taxes payable	(5,870)	(6,139)
Accrued expenses	(791)	(4,269)
Deferred compensation	13	(332)
Deferred revenue	2,990	(1,758)
Other assets and liabilities	(1,834)	(2,913)
Net cash provided by (used in) operating activities	4,381	(22,793)

Cash flows from investing activities:
Purchase of short term investments	(14,645)	(12,829)
Maturities of short term investments	13,340	9,500
Additions to property and equipment	(2,167)	(989)
Other	(48)	—
Net cash used in investing activities	(3,520)	(4,318)

Cash flows from financing activities:
Tax payments for restricted stock issuances	(1,179)	(266)
Net cash used in financing activities	(1,179)	(266)

Effect of exchange rate changes on cash	20	(205)

Net decrease in cash	(298)	(27,582)
Cash, cash equivalents, and restricted cash, beginning of period	85,129	77,555
Cash, cash equivalents, and restricted cash, end of period (1.)	$84,831	$49,973

(1.)	The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to amounts reported within the unaudited condensed consolidated balance sheet as of June 30, 2020 and December 31, 2019 and amounts previously reported within the unaudited condensed consolidated balance sheet in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 (in thousands):

	June 30, 2020	June 30, 2019	December 31, 2019

Cash and cash equivalents	$83,984	$49,126	$84,282
Restricted cash included in other non-current assets	847	847	847
Cash, cash equivalents and restricted cash	$84,831	$49,973	$85,129

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. All significant intercompany accounts and transactions have been eliminated. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020, particularly in light of the novel coronavirus (COVID-19) pandemic and its effects on domestic and global economies. To limit the spread of COVID-19, governments have imposed, and may continue to impose, among other things, travel and business operation restrictions and stay-at-home orders and social distancing guidelines, causing some businesses to adjust, reduce or suspend operating activities. These disruptions and restrictions could adversely affect our operating results due to, among other things, reduced demand for our services and solutions as a result of our customers having to adjust, reduce or suspend operating activities. During the summer of 2020, we began to experience softened demand for our products and services due to, we believe, global economic uncertainty connected with the continued seriousness of the COVID-19 pandemic.

For additional information, see Part II, Item 1A – Risk Factors of this Form 10-Q for additional information regarding the potential impact of COVID-19 on the Company.

Revision of Previously Issued Financial Statements

We have revised amounts reported in previously issued financial statements for the periods presented in this Quarterly Report on Form 10-Q related to immaterial errors. The errors relate to certain contracts with customers involving term-based software licenses and related maintenance and support services. The net contract assets that originated from a portion of these contracts in prior periods were not properly accounted for in subsequent periods, which caused overstatements of revenue in prior periods.

We evaluated the aggregate effects of the errors to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the errors were not material to the previously issued financial statements and disclosures included in our Annual Reports on Form 10-K for the years ended December 31, 2019 and 2018, or for any quarterly periods included therein or through our most recent Quarterly Report on Form 10-Q.

The following tables present the effects of the aforementioned revisions on our condensed consolidated balance sheet as of December 31, 2019, our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2019, our unaudited condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2019, our unaudited condensed consolidated statement of stockholders’ equity for the three and six months ended June 30, 2019, our unaudited condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2020, and our unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2019 (in thousands).

Condensed Consolidated Balance Sheet

	December 31, 2019
in thousands	As Previously Reported	Adjustments	As Revised
Contract assets	$7,058	$(1,818)	$5,240
Total current assets	211,619	(1,818)	209,801
Contract assets - non-current	3,565	(210)	3,355
Total assets	384,570	(2,028)	382,542

Short-term income taxes payable	7,711	(301)	7,410
Total current liabilities	74,113	(301)	73,812
Long-term deferred revenue	15,259	—	15,259
Long-term income taxes payable	6,958	—	6,958
Total liabilities	120,549	(301)	120,248

Accumulated income	181,167	(1,727)	179,440
Accumulated other comprehensive loss		—
Total stockholders' equity	264,021	(1,727)	262,294
Total liabilities and stockholders' equity	384,570	(2,028)	382,542

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months ended June 30, 2019			Six Months ended June 30, 2019
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Revenue
Product and license	$40,117	$—	$40,117	$71,978	$(518)	$71,460
Services and other	16,117	(67)	16,050	31,864	(62)	31,802
Total revenue	56,234	(67)	56,167	103,842	(580)	103,262

Gross Profit	38,354	(67)	38,287	69,923	(580)	69,343

Operating loss	(2,211)	(67)	(2,278)	(7,738)	(580)	(8,318)

Loss before income taxes	(1,691)	(67)	(1,758)	(7,634)	(580)	(8,214)
Provision (benefit) for income taxes	770	(17)	753	499	(146)	353

Net Loss	(2,461)	(50)	(2,511)	(8,133)	(434)	(8,567)

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months ended June 30, 2019			Six Months ended June 30, 2019
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Net income (loss)	$(2,461)	$(50)	$(2,511)	$(8,133)	$(434)	$(8,567)
Comprehensive income (loss)	(3,771)	(50)	(3,821)	(8,589)	(434)	(9,023)

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Total Stockholders' Equity
in thousands	As Previously Reported	Adjustments	As Revised
Balance at December 31, 2018	$252,441	$(802)	$251,639
Net income (loss)	(5,671)	(385)	(6,056)
Balance at March 31, 2019	247,958	(1,187)	246,771
Net income (loss)	(2,461)	(50)	(2,511)
Balance at June 30, 2019	244,815	(1,237)	243,578

Balance at December 31, 2019	$264,021	$(1,727)	$262,294
Net income (loss)	98	(94)	4
Balance at March 31, 2020	260,639	(1,821)	258,818

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months ended June 30, 2019
in thousands	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net loss	$(8,133)	$(434)	$(8,567)
Changes in operating assets and liabilities:
Contract assets	4,123	580	4,703
Income taxes payable	(5,993)	(146)	(6,139)
Deferred revenue	—	—	—
Net cash provided by (used in) operating activities	(22,793)	—	(22,793)

For the three months ended March 31, 2020, the impacts of the adjustments resulted in a decrease of $0.1 million to income before taxes, and a decrease of $0.1 million to net income, compared to the amounts previously reported.

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

Dollars using current exchange rates as of the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other income (expense), net. Foreign exchange transaction gains aggregated less than $0.1 million for the three months ended June 30, 2020, and foreign exchange transaction gains aggregated $0.2 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, foreign exchange loss aggregated $0.5 million, and foreign exchange transaction losses aggregated $0.7 million for the six months ended June 30, 2019.

The financial position and results of our operations in Singapore, Switzerland, and Canada are measured in U.S. Dollars. For these subsidiaries, gains and losses that result from foreign currency transactions are included in the consolidated statements of operations in other income (expense), net.

Share Repurchase Program

On June 10, 2020, the Board of Directors authorized a share repurchase program (“program”), pursuant to which the Company can repurchase up to $50.0 million of issued and outstanding common stock. Share purchases under the program will take place in open market transactions or in privately negotiated transactions and may be made from time to time depending on market conditions, share price, trading volume, and other factors. The timing of the repurchases and the amount of stock repurchased in each transaction is subject to OneSpan’s sole discretion and will depend upon market and business conditions, applicable legal and credit requirements and other corporate considerations. As of June 30, 2020, no shares had been repurchased under the program. The authorization is effective until June 10, 2022 unless the total amount has been used or authorization has been cancelled.

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

Cash, Cash Equivalents and Restricted Cash.

We are in a lease agreement that required a letter of credit in the amount of $0.8 million to secure the obligation. The restricted cash related to this letter of credit is recorded in other non-current assets on the Condensed Consolidated Balance Sheet at June 30, 2020 and December 31, 2019.

Short Term Investments

The Company’s short term investments are in debt securities which consist of U.S treasury bills and notes, U.S. government agency notes, corporate notes, and high quality commercial paper with maturities at acquisition of more than three months and less than twelve months The Company classifies its investments in debt securities as available-for-sale. The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, on January 1, 2020, which amended our accounting for available-for-sale debt securities. Credit impairments are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the condensed consolidated statement of operations. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive gain/(loss) in the condensed consolidated balance sheets. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter. As of June 30, 2020 and December 31, 2019, the unrealized gains and losses were not material.

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

Equity Method Investment

We apply the equity method of accounting to our investment in Promon AS (Promon), because we exercise significant influence, but not controlling interest, in the investee. Promon is a technology company headquartered in Norway that specializes in mobile app security, whose solutions focus largely on Runtime Application Self-Protection (RASP). We exercise significant influence over Promon as a result of our 17% ownership interest in Promon, our representation on Promon’s Board of Directors, and the significance to Promon of our business activities with them. We integrate Promon’s RASP technology into our software solution, which are licensed to our customers. Under the equity method of accounting, the Company’s proportionate share of the net earnings (losses) of Promon is reported in other income (expense), net in our condensed consolidated Statements of Operations. The impact of the proportionate share of net earnings (losses) were immaterial for the three and six months ended June 30, 2020 and 2019 as were the relative size of Promon’s assets and operations in relation to the Company’s. The carrying value of our equity method investment is reported in other noncurrent assets in the condensed consolidated Balance Sheets and is reported originally at cost and adjusted each period for the Company’s share of the investee’s earnings (losses) and dividends paid, if any. The Company also assesses the investment for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. The Company did not record any impairment charges during the six month periods ended June 30, 2020 and 2019. The Company recorded $0.1 million and $0.6 million in costs of sales during the three months ended June 30, 2020 and June 30, 2019, respectively for license fees owed to Promon for use of their software and technology, and recorded $1.4 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively. The Company owed Promon $2.3 million as of June 30, 2020, which is included in accounts payable and accrued liabilities.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which amends the Board’s guidance on the impairment of financial instruments. The ASU adds an impairment model that is based on expected losses rather than incurred losses, which is known as the current expected credit loss (“CECL”) model. The CECL model applies to most debt instruments (other than those measured at fair value), trade and other receivables, financial guarantee contracts, and loan commitments. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASC 326 as of January 1, 2020, using the cumulative-effect transition method with the required prospective approach. The cumulative-effect transition method enables an entity to record an allowance for expected credit losses at the date of adoption without restating comparative periods. The cumulative-effect adjustment for adoption of ASC 326 resulted in a decrease of $0.3 million in Accounts receivable, net of allowances and Accumulated Income as of January 1, 2020.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. This standard eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (i.e. Step 2 of the current guidance), instead measuring the impairment charge as the excess of the reporting unit's carrying amount over its fair value (i.e. Step 1 of the current guidance). The guidance was effective for us beginning in the first quarter of 2020, and should be applied prospectively. Early adoption is permitted for impairment testing dates after January 1, 2017. We adopted this standard on January 1, 2020 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Simplification for Accounting for Income Taxes, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective beginning January 1, 2021. The Company is evaluating the impact of adoption of the new standard on its consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Statements. The amendments in this update represent changes to clarify or improve codification and correct unintended application. This standard was effective immediately upon issuance and its adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. The guidance is effective upon issuance and can be applied through December 31, 2022. The Company is currently evaluating the potential impact of the new standard on its consolidated financial statements.

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

Disaggregation of Revenues

The following tables present our revenues disaggregated by major products and services, geographical region and timing of revenue recognition.

Revenue by major products (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Hardware products	$24,188	$29,039	$43,926	$53,329
Software licenses	11,196	11,078	29,718	18,131
Subscription	6,133	5,347	11,840	10,607
Professional services	1,326	848	2,747	1,657
Maintenance, support and other	12,111	9,855	23,093	19,538
Total Revenue	$54,954	$56,167	$111,324	$103,262

Revenue by location of customer for the three months ended June 30, 2020 and 2019 (in thousands)

	EMEA	Americas	APAC	Total
Total Revenue:
2020	$28,336	$13,932	$12,686	$54,954
2019	$33,774	$14,426	$7,967	$56,167

Percent of Total:
2020	52%	25%	23%	100%
2019	60%	26%	14%	100%

Revenue by location of customer for the six months ended June 30, 2020 and 2019 (in thousands)

	EMEA	Americas	APAC	Total
Total Revenue:
2020	$61,940	$26,265	$23,119	$111,324
2019	$58,860	$27,157	$17,245	$103,262

Percent of Total:
2020	56%	24%	20%	100%
2019	57%	26%	17%	100%

Timing of revenue recognition (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Products and Licenses transferred at a point in time	$35,384	$40,117	$73,644	$71,460
Services transferred over time	19,570	16,050	37,680	31,802
Total Revenue	$54,954	$56,167	$111,324	$103,262

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	June 30,	December 31,
	2020	2019
Receivables, inclusive of trade and unbilled	$54,347	$62,405
Contract Assets (current and non-current)	$10,622	$8,595
Contract Liabilities (Deferred Revenue current and non-current)	$48,451	$45,597

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

Revenue recognized during the six months ended June 30, 2020 included $21.4 million that was included on the December 31, 2019 balance sheet in contract liabilities. Deferred revenue increased in the same period due to timing of annual renewals.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

in thousands	2020	2021	2022	Beyond 2022	Total
Future revenue related to current unsatisfied performance obligations	$6,577	$10,869	$8,266	$12,196	$37,908

The Company applies practical expedients and does not disclose information about remaining performance obligations (a) that have original expected durations of one year or less, or (b) where revenue is recognized as invoiced.

Costs of obtaining a contract

The Company incurs incremental costs related to commissions, which can be directly tied to obtaining a contract. The Company capitalizes commissions associated with certain new contracts and amortizes the costs over a period of benefit based on the transfer of goods or services that we have determined to be up to seven years. The Amortization is reflected in Sales and Marketing in the Statements of Operations. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors, including customer attrition. Commissions are earned upon invoicing to the customer. For contracts with multiple year payment terms, as the commissions that are payable after year 1 are payable based on continued employment, they are expensed when incurred. Commissions and amortization expense are included in Sales and Marketing expenses on the condensed consolidated statements of operations.

Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period for the assets that the Company otherwise would have recognized is one year or less. These costs are included in Sales and Marketing expense in the condensed consolidated statements of operations.

The following tables provide information related to the capitalized costs and amortization recognized in the current and prior periods:

in thousands	June 30, 2020	December 31, 2019
Capitalized costs to obtain contracts, current	$960	$676
Capitalized costs to obtain contracts, non-current	$4,296	$3,222

	Three months ended June 30,		Six months ended June 30,
in thousands	2020	2019	2020	2019
Amortization of capitalized costs to obtain contracts	$264	$113	$433	$222
Impairments of capitalized costs to obtain contracts	$-	$-	$-	$-

Note 4 – Inventories, net

Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the FIFO method.

Inventories, net are comprised of the following:

	June 30,	December 31,
	2020	2019

	(in thousands)
Component parts	$6,295	$7,429
Work-in-process and finished goods	10,148	12,390
Total	$16,443	$19,819

Note 5 – Goodwill

Goodwill activity for the three months ended June 30, 2020 consisted of the following:

in thousands
Net balance at December 31, 2019	$94,612
Net foreign currency translation	(2,966)
Net balance at June 30, 2020	$91,646

No impairment of goodwill was recorded during the six months ended June 30, 2020 or June 30, 2019.

Note 6 – Intangible Assets

Intangible asset activity for the six months ended June 30, 2020 is detailed in the following table.

in thousands	Acquired Technology	Customer Relationships	Other	Total Intangible Assets
Net balance at December 31, 2019	$5,454	$26,884	$3,871	$36,209
Additions	—	—	48	48
Disposals			(5)	(5)
Net foreign currency translation	(207)	(697)	(7)	(911)
Amortization expense	(1,714)	(1,799)	(1,176)	(4,689)
Net balance at June 30, 2020	$3,533	$24,388	$2,731	$30,652

June 30, 2020 balance at cost	$42,171	$38,691	$13,700	$94,562
Accumulated amortization	(38,638)	(14,303)	(10,969)	(63,910)
Net balance at June 30, 2020	$3,533	$24,388	$2,731	$30,652

Certain intangible assets are denominated in functional currencies besides the U.S. dollar and are subject to currency fluctuations. No impairment of intangible assets was recorded during the six months ended June 30, 2020 or June 30, 2019.

Note 7 – Property and Equipment

The major classes of property and equipment are as follows:

in thousands	June 30, 2020	December 31, 2019
Office equipment and software	$14,342	$14,595
Leasehold improvements	10,423	9,417
Furniture and fixtures	3,880	3,717
Total	28,645	27,729
Accumulated depreciation	(16,486)	(16,275)
Property and equipment, net	$12,159	$11,454

Depreciation expense was $0.7 and $1.4 million for the three and six months ended June 30, 2020, respectively, compared to $0.5 million and $1.0 million for the three and six months ended June 30, 2019, respectively.

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

The Company classifies its investments in debt securities as available-for-sale. As described in Note 2- Summary of Significant Accounting Policies, the January 1, 2020 adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments, amended our accounting for available-for-sale debt securities. We review available-for-sale det securities for impairments related to losses and other factors each quarter. The unrealized gains and losses on the available-for-sale debt securities were not material as of June 30, 2020 and December 31, 2019.

The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies, as defined in ASC 820, Fair Value Measurements. The fair value hierarchy consists of the following three levels:

●	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived primarily from or corroborated by observable market data.
●	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following tables summarize assets that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

		Fair Value Measurement at Reporting Date Using
in thousands	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Notes	$6,994	-	$6,994	-
Corporate Notes / Bonds	$10,689	-	$10,689	-
Commercial Paper	$1,499	-	$1,499	-
U.S. Treasury Bills	$5,365	-	$5,365	-
U.S. Government Agencies	$2,249	-	$2,249	-

		Fair Value Measurement at Reporting Date Using
in thousands	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Notes	$9,225	-	$9,225	-
Corporate Notes / Bonds	$8,169	-	$8,169	-
Commercial Paper	$3,482	-	$3,482	-
U.S. Treasury Bills	$2,385	-	$2,385	-
U.S. Government Agencies	$2,249	-	$2,249	-

Note 9 – Allowance for credit losses

As described in Note 2 - Summary of Significant Accounting Policies, the January 1, 2020 adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments, amended our accounting policies for the allowance for credit losses.

The changes in the allowance for credit losses during the six months ended June 30, 2020 were as follows:

in thousands
Balance at December 31, 2019	$2,524
Impact of ASU 2016-13 adoption	288
Balance at January 1, 2020	2,812
Provision	912
Net foreign currency translation	(1)
Balance at June 30, 2020	$3,723

A higher allowance for credit losses was recorded during the six months ended June 30, 2020 due to the adverse impact the COVID-19 pandemic has had on factors that affect our estimate of future credit losses.

Note 10 – Leases

Operating lease cost details for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Building rent	$765	$857	$1,456	$1,721
Automobile rentals	359	233	711	510
Total net operating lease costs	$1,124	$1,090	$2,167	$2,231

At June 30, 2020, the weighted average remaining lease term for our operating leases is 7.0 years. The weighted average discount rate for our operating leases is 5%.

During the six months ended June 30, 2020, there were $2.0 million of operating cash payments for lease liabilities, and $1.9 million of right-of use assets obtained in exchange for new lease liabilities.

Maturities of our operating leases are as follows:

As of June 30, 2020
(in $ thousands)
2020 (remaining 6 months)	$1,554
2021	3,052
2022	2,667
2023	2,153
2024	1,401
Later years	6,555
Less imputed interest	(3,110)
Total lease liabilities	$14,272

Note 11 – Income Taxes

We estimate that our tax expense for 2020 will be approximately $3.3 million. Our global effective tax rate is higher than the U.S. statutory tax rate of 21% primarily due to losses in jurisdictions for which a valuation allowance is required. Our ultimate tax expense will depend on the mix of earnings in various jurisdictions. Income taxes of $2.2 million and $7.9 million were paid during the three and six months ended June 30, 2020, respectively.

At December 31, 2019, we had deferred tax assets of $24.9 million resulting from foreign and state NOL carryforwards of $16.6 million and other foreign deductible carryforwards of $8.3 million. At December 31, 2019, we had a valuation allowance of $17.3 million against deferred tax assets related to certain carryforwards.

Certain non-U.S. operations have incurred net operating losses (NOLs), which are currently subject to a valuation allowance. These NOLs may become deductible to the extent these operations become profitable. For each of our operations, we evaluate whether it is more likely than not that the tax benefits related to NOLs will be realized. As part of this evaluation, we consider evidence such as tax planning strategies, historical operating results, forecasted taxable income, and recent financial performance. In the year that certain non-U.S. operations record a loss, we do not recognize a corresponding tax benefit, thus increasing our effective tax rate. Upon determining that it is more likely than not that the NOLs will be realized, we will reduce the tax valuation allowances related to these NOLs, which will result in a reduction of our income tax expense and our effective tax rate in the period.

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

Note 12 – Long-Term Compensation Plan and Stock Based Compensation (share counts in thousands)

Under the OneSpan Inc. 2019 Omnibus Incentive Plan, we awarded 296 restricted stock units during the six months ended June 30, 2020, subject to time-based vesting. During the same period we awarded restricted stock units some of which are subject to the achievement of future performance criteria and others that are subject to the achievement of market conditions. For the restricted stock units for which performance criteria have been established, the Company currently believes it is probable that 198 unissued shares will be earned. The restricted stock units subject to market conditions allow for up to 88 shares to be earned if the market conditions are fully achieved. The fair value of the unissued 296 time-based restricted stock units was $5.2 million at the date of grant, and is being amortized over the vesting period of one to four years. The fair value of the 198 unissued shares was $4.1 million at the date of grant, and is being amortized over the vesting period of three years. The fair value of the 88 shares subject to market conditions was $1.6 million at the date of grant, and is being amortized over the vesting period of three years.

The following table details long-term compensation plan and stock-based compensation expense for the three and six months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

in thousands	(in thousands)		(in thousands)
Restricted stock	$860	$677	$2,210	$1,229
Long-term compensation plan	305	755	670	1,258
Total compensation	$1,165	$1,432	$2,880	$2,487

Note 13 – Earnings per Share (share counts in thousands)

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive. Because the Company is in a net loss position for the three and six months ended June 30, 2020, and the three and six months ended June 30, 2019, diluted net loss per share for this period excludes the effects of all common stock equivalents, which are anti-dilutive.

The details of the earnings per share calculations for the three and six months ended June 30, 2020 and 2019 are as follows:

	June 30,		June 30,
in thousands, except per share data	2020	2019	2020	2019
Net loss	$(2,025)	$(2,511)	$(2,021)	$(8,567)
Weighted average common shares outstanding:
Basic	40,028	40,038	40,059	40,037
Incremental shares with dilutive effect:
Restricted stock awards	—	—	—	—
Diluted	40,028	40,038	40,059	40,037

Net income (loss) per share:
Basic	$(0.05)	$(0.06)	$(0.05)	$(0.21)
Diluted	$(0.05)	$(0.06)	$(0.05)	$(0.21)

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

We include various types of indemnification clauses in our agreements. These indemnifications may include, but are not limited to, infringement claims related to our intellectual property, direct damages and consequential damages. The type and amount of such indemnifications vary substantially based on our assessment of risk and reward associated with each agreement. We believe the estimated fair value of these indemnification clauses is minimal, and we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. We have no liabilities recorded for these clauses as of June 30, 2020.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except headcount, ratios, time periods and percentages)

Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “OneSpan,” “Company,” “we,” “our,” and “us” refer to OneSpan Inc. and its subsidiaries.

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

Revision of Previously Issued Financial Statements

This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in “Part I, Item 1” of this Quarterly Report. We have revised our prior period financial statements to reflect the correction of immaterial errors as described in this Quarterly Report in Notes to Condensed Consolidated Financial Statements, Note 1 – Description of the Company and Basis of Presentation, “Revision of Previously Issued Financial Statements”.

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

Outlook and Financial Results

Through June 30, 2020, we have not experienced a material adverse impact to our business, operations or financial results as a result of the pandemic. Partly due to the pandemic and associated stay-at-home orders, many businesses focused on mobile and cloud technologies that could help them conduct business remotely. Our fraud prevention and process digitization technologies such as mobile and online banking and electronic signatures, and our ability to deliver on a global basis, currently have us well positioned in this environment. We believe this contributed in part to higher software and services revenue during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

However, in the current and future periods, we may experience weaker customer demand, requests for discounts or extended payment terms, customer bankruptcies, supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors that could negatively impact the Company and its business, operations and financial results. During the summer of 2020, we began to experience some of the aforementioned scenarios due to, we believe, global economic uncertainty connected with the continued seriousness of the COVID-19 pandemic.  In addition, we have begun to experience less demand than originally projected in our hardware business. As a result, our hardware revenues for 2020 could be substantially below such revenues as compared to 2019. We believe this is primarily due to the increased hardware demand we saw last year in Europe due to our customers needing to meet certain European banking regulations which took effect last year. In addition, other factors could be contributing to the current and expected demand environment such as less demand for hardware in a pandemic environment, a more pronounced shift to digital alternatives, and fewer large projects that often had a significant positive effect on hardware revenue results in the past.

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

Cybersecurity Risks

Our use of technology is increasing and is critical in three primary areas of our business:

1.Software and information systems that we use to help us run our business more efficiently and cost effectively;
2.The products we have traditionally sold and continue to sell to our customers for integration into their software applications contain technology that incorporates the use of secret numbers and encryption technology; and
3.New products and services that we introduced to the market are focused on processing information through our servers or in the cloud.

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

While we did not experience any cyber incidents in the first six months of 2020 that had a significant impact on our business, it is possible that we could experience an incident in 2020 or future years, which could result in unanticipated costs.

Currency Fluctuation

During the three and six months ended June 30, 2020, approximately 89% and 88%, respectively, of our revenue was generated outside of the United States. While the majority of our revenues are generated outside of the United States, a significant amount of our revenue earned during the three and six months ended June 30, 2020 was denominated in U.S. Dollars. During the three and six months ended June 30, 2020, we estimate that approximately 49% and 46%, respectively, of our revenue was denominated in U.S. Dollars.

In addition, during the three and six months ended June 30, 2020, approximately 74% and 72% of our operating expenses were incurred outside of the United States. As a result, changes in currency exchange rates, especially the Euro exchange rate and the Canadian Dollar exchange rate, can have a significant impact on revenue and expenses.

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

The financial position and the results of operations of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland, Singapore and Canada, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates generated other comprehensive gain of $0.4 million for the three months ended June 30, 2020 and other comprehensive loss of $3.8 million for the six months ended June 30, 2020. For the three and six months ended June 30, 2019, translation adjustments generated other comprehensive loss of $1.3 million and $0.4 million, respectively. These amounts are included as a separate component of stockholders’ equity. The functional currency for our subsidiaries in Switzerland, Singapore and Canada is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other income (expense), net. Foreign exchange transaction gains aggregated less than $0.1 million for the three months ended June 30, 2020, compared to $0.2 million of gains aggregated for the three months ended June 30, 2019. During the six months ended June 30, 2020, foreign exchange transaction losses aggregated $0.5 million compared to losses aggregated of $0.7 million during the six months ended June 30, 2019.

Components of Operating Results

Revenue

We generate revenue from the sale of our hardware products, software licenses, subscriptions, maintenance and support, and professional services. We believe comparison of revenues between periods is heavily influenced by the timing of orders and shipments reflecting the transactional nature of significant parts of our business.

●	Product and license revenue. Product and license revenue includes hardware products and software licenses, which can be provided on a perpetual or term basis.
●	Service and other revenue. Service and other revenue includes subscription solutions (which is our definition of software-as-a-service solutions), maintenance and support, and professional services.

Cost of Goods Sold

Our total cost of goods sold consists of cost of product and license revenue and cost of service and other revenue. We expect our cost of goods sold to increase in absolute dollars as our business grows, although it may fluctuate as a percentage of total revenue from period to period.

●	Cost of product and license revenue. Cost of product and license revenue primarily consists of direct product and license costs.
●	Cost of service and other revenue. Cost of service and other revenue primarily consists of costs related to subscription solutions, including personnel and equipment costs, and personnel costs of employees providing professional services and maintenance and support.

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

Historically, operating expenses have been impacted by changes in foreign exchange rates. We estimate the change in currency rates in the first six months of 2020 compared to the same period in 2019 resulted in a decrease in operating expenses of approximately $0.9 million.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Operating expenses for the three and six months ended June 30, 2020 included $1.2 million and $2.9 million, respectively of expenses related to stock-based and long-term incentive plan costs compared to

$1.4 million and $2.5 million of stock-based and long-term incentive plan cost for the three and six months ended June 30, 2019, respectively.

●	Sales and marketing. Sales and marketing expenses consist primarily of personnel costs, commissions and bonuses, trade shows, marketing programs and other marketing activities, travel, outside consulting costs, and long-term incentive compensation. We expect sales and marketing expenses to increase in absolute dollars as we continue to invest in sales resources in key focus areas, although our sales and marketing expenses may fluctuate as a percentage of total revenue.
●	Research and development. Research and development expenses consist primarily of personnel costs and long-term incentive compensation. We expect research and development expenses to increase in absolute dollars as we continue to invest in our future solutions, although our research and development expenses may fluctuate as a percentage of total revenue.
●	General and administrative. General and administrative expenses consist primarily of personnel costs, legal and other professional fees, and long term incentive compensation. We expect general and administrative expenses to increase in absolute dollars although our general and administrative expenses may fluctuate as a percentage of total revenue.
●	Amortization and impairment of intangible assets. Acquired intangible assets are amortized over their respective amortization periods, and are periodically evaluated for impairment.

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

Income Taxes

Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). All our IP in our traditional authentication business is owned by two subsidiaries, one in the U.S. and one in Switzerland. These two subsidiaries have entered into agreements with most of the other OneSpan entities under which those other entities provide services to our U.S. and Swiss subsidiaries on either a percentage of revenue or on a cost plus basis or both. Under this structure, the earnings of our service provider subsidiaries are relatively constant. These service provider companies tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings tend to flow to the U.S. company and Swiss company. In 2020, earnings flowing to the U.S. company are expected to be taxed at a rate of 21% to 25%, while earnings flowing to the Swiss company are expected to be taxed at a rate ranging from 11% to 12%, including Swiss withholding tax, the earnings could be taxed up to an additional 5%. A Canadian and UK subsidiary currently sell and service global customers directly.

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

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change

	(in thousands)			(in thousands)
Revenue
Product and license	$ 35,384	$ 40,117	-12%	$ 73,644	$ 71,460	3%
Services and other	19,570	16,050	22%	37,680	31,802	18%
Total revenue	$ 54,954	$ 56,167	-2%	$ 111,324	$ 103,262	8%

% of Total Revenue
Product and license	64%	71%		66%	69%
Services and other	36%	29%		34%	31%

Total revenue decreased $1.2 million or 2%, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, driven by a $4.9 million decrease in hardware revenue, offset by an increase in recurring revenue, which is the portion of our revenue subject to future renewal. Recurring revenue, comprised of subscription, term-based software licenses, and maintenance, support and other revenue, increased $6.0 million or 35% during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. Total revenue increased $8.1 million or 8%, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, driven primarily by an increase in recurring revenue, offset by a $9.4 million or 18% decrease in hardware revenue. Recurring revenue increased $16.4 million or 50% during the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

Product and license revenue decreased by $4.7 million or 12% during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, which was driven by lower hardware sales. For the six months ended June 30, 2020, product and license revenue increased $2.2 million or 3% compared to the six months ended June 30, 2019, which was driven by higher software sales, partially offset by lower hardware sales. The software sales increase was driven by an increase in revenue generated from term-based software licenses.

Services and other revenue increased by $3.5 million, or 22% during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, services and other revenue increased $5.9 million or 18% compared to the six months ended June 30, 2019. The increase for both the three and six month periods ended June 30, 2020 compared to the same periods in 2019 was driven by higher maintenance, subscription, and professional services revenue.

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

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change

	(in thousands)			(in thousands)
Revenue
EMEA	$ 28,336	$ 33,774	-16%	$ 61,940	$ 58,860	5%
Americas	13,932	14,426	-3%	26,265	27,157	-3%
APAC	12,686	7,967	59%	23,119	17,245	34%
Total revenue	$ 54,954	$ 56,167	-2%	$ 111,324	$ 103,262	8%

% of Total Revenue
EMEA	52%	60%		56%	57%
Americas	25%	26%		24%	26%
APAC	23%	14%		20%	17%

Revenue generated in EMEA during the three months ended June 30, 2020 was $5.4 million, or 16% lower than the three months ended June 30, 2019, driven by lower hardware sales. For the six months ended June 30, 2020, revenue generated in EMEA was $3.1 million or 5% higher than the same period in 2019, driven by higher software license revenue and higher maintenance revenue.

Revenue generated in the Americas during the three months ended June 30, 2020 was $0.5 million, or 3% lower than the three months ended June 30, 2019, driven by a decrease in software license revenue offset by an increase in hardware revenue. For the six months ended June 30, 2020, revenue generated in the Americas was $0.9 million or 3% lower than the same period in 2019, driven by lower software license revenue.

Revenue generated in the Asia Pacific region during the three months ended June 30, 2020 was $4.7 million, or 59% higher than the three months ended June 30, 2019, driven by higher revenue from software licenses, hardware and maintenance. For the six months ended June 30, 2020, revenue generated in the Asia Pacific region was $5.9 million or 34% higher than the same period in 2019, driven by higher software, maintenance, and hardware revenue.

Cost of Goods Sold and Gross Margin

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change

	(in thousands)			(in thousands)
Cost of goods sold
Product and license	$ 12,576	$ 13,451	-7%	$ 23,314	$ 24,767	-6%
Services and other	5,649	4,429	28%	10,981	9,152	20%
Total cost of goods sold	$ 18,225	$ 17,880	2%	$ 34,295	$ 33,919	1%

Gross profit	$ 36,729	$ 38,287	-4%	$ 77,029	$ 69,343	11%

Gross margin
Product and license	64%	66%		68%	65%
Services and other	71%	72%		71%	71%
Total gross margin	67%	68%		69%	67%

The cost of product and license revenue decreased $0.9 million or 7% during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. During the six months ended June 30, 2020, the cost of product and license revenue decreased $1.5 million or 6% compared to the six months ended June 30, 2019. The decrease in cost of product and license during both periods was due to lower token costs, driven by lower hardware sales as a percentage of total revenue.

The cost of services and other revenue increased by $1.2 million, or 28% during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, the cost of services and other revenue increased by $1.8 million, or 20% compared to the six months ended June 30, 2019. The increase in cost of services and other revenue for both periods is reflective of higher subscription revenue, which has increased cloud-based infrastructure costs.

Gross profit decreased $1.6 million, or 4% during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. During the six months ended June 30, 2020 gross profit increased by $7.7 million, or 11% compared to the six months ended June 30, 2019. Gross profit margin was 67% and 69% for the three and six months ended June 30, 2020, respectively, compared to 68% and 67% for the three and six months ended June 30, 2019, respectively. The overall decrease in profit margins for the three months ended June 30, 2020 was driven by lower product and license margins, largely attributable to lower hardware profitability. The increase in profit margins for the six months ended June 30, 2020 was driven by stronger margins for both product and license as well as services and other.

The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies including the Euro. The impact of changes in currency rates are estimated to have decreased revenue by approximately $0.6 million and $1.7 million for the three and six months ended June 30, 2020, respectively. Had currency rates in 2020 been equal to rates in 2019, the gross profit margin would have been approximately 1 percentage point higher for both the three and six months ended June 30, 2020.

Operating Expenses

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change

	(in thousands)			(in thousands)
Operating costs
Sales and marketing	$14,694	$16,040	-8%	$29,553	$30,423	-3%
Research and development	10,541	11,977	-12%	20,535	22,472	-9%
General and administrative	10,846	10,180	7%	23,114	20,050	15%
Amortization of intangible assets	2,335	2,368	-1%	4,689	4,716	-1%
Total operating costs	$38,416	$40,565	-5%	$77,891	$77,661	0%

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2020 were $14.7 million, a decrease of $1.3 million or 8%, from the three months ended June 30, 2019. Sales and marketing expenses for the six months ended June 30, 2020 were $29.6 million, a decrease of $0.9 million or 3% from the same period in 2019. The decrease in expense for the three and six months ended June 30, 2020 compared to the same periods in 2019 was driven by lower outside marketing spend and lower travel expense.

Average full-time sales, marketing, support, and operating employee headcount for the three and six months ended June 30, 2020 was 342 and 335, respectively, compared to 317 and 319 for the three and six months ended June 30, 2019, respectively. Headcount was 8% and 5% higher for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2020, were $10.5 million, a decrease of $1.4 million, or 12%, from the three months ended June 30, 2019. Research and development costs for the six months ended June 30, 2020 were $20.5 million, a decrease of $1.9 million or 9%, from the same period in 2019. The decreases in expense for both the three and six month periods ended June 30, 2020 were primarily driven by lower cloud computing costs for our test environment.

Average full-time research and development employee headcount for the three and six months ended June 30, 2020 was 320 and 316, respectively, compared to 299 and 299 for the three and six months ended June 30, 2019, respectively. Average headcount was approximately 7% and 6% higher for the three and six months ended June 30, 2020, when compared to the same periods in 2019.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2020, were $10.8 million, an increase of $0.7 million or 7%, from the three months ended June 30, 2019. General and administrative expenses for the six months ended June 30, 2020, were $23.1 million, an increase of $3.1 million or 15%, compared to the same period in 2019. The increase in general and administrative expenses for the three and six months ended June 30, 2020, compared to the same periods in 2019 was primarily driven by higher personnel costs which included additional stock comp due to an increase in eligible participants. The increase in expense was also driven by higher consulting spend, additional expense for subscription software tools implemented throughout 2019, and higher bad debt expense driven by a higher allowance for the likely adverse impact of the COVID-19 pandemic.

Average full-time general and administrative employee headcount for the three and six months ended June 30, 2020 was 120 and 118, compared to 113 and 112 for the three and six months ended June 30, 2019, respectively. Average headcount was approximately 6% and 5% higher for the three and six months ended June 30, 2020, respectively, when compared to the same periods in 2019.

Amortization of Intangible Assets

Amortization of intangible assets for the three and six months ended June 30, 2020 was $2.3 million and $4.7 million, respectively. For both periods, there was a decrease of less than $0.1 million or 1% from the comparable periods in 2019.

Interest Income, net

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)			(in thousands)
Interest income, net	$ 126	$ 69	83%	$ 333	$ 204	63%

Interest income, net was $0.1 million and $0.3 million for the three and six months ended June 30, 2020, as compared to $0.1 million and $0.2 million for the same periods in 2019. The increase in interest income, net for both the three and six months ended June 30, 2020 compared to the same periods in 2019 reflects an increase in our cash equivalents and short term investment balance.

Other income (expense), net

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change

	(in thousands)			(in thousands)
Other income (expense), net	$ 509	$ 451	13%	$ 171	$ (100)	nm

Other income (expense), net primarily includes subsidies received from foreign governments in support of our research and development in those countries, exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, and other miscellaneous non-operational, non-recurring expenses.

Other income (expense), net for the three and six months ended June 30, 2020 was $0.5 million and $0.2 million, respectively, compared to $0.5 million and $(0.1) million for the comparable periods of 2019. Higher income for the six months ended June 30, 2020 was attributable to government subsidies.

Provision (Benefit) for Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change

	(in thousands)			(in thousands)
Provision (benefit) for income taxes	$ 973	$ 753	29%	$ 1,663	$ 353	371%

The Company recorded income tax expense for the three months ended June 30, 2020 of $1.0 million, compared to $0.8 million for the three months ended June 30, 2019. The Company recorded income tax expense for the six months ended June 30, 2020 of $1.7 million, compared to $0.4 million for the six months ended June 30, 2019. The increase for both periods was attributable to increased profits in the period excluding losses at entities where we cannot record a tax benefit (See Note 11 – Income Taxes).

Liquidity and Capital Resources

At June 30, 2020, we had net cash balances (total cash and cash equivalents) of $84.0 million and short-term investments of $26.8 million. Short term investments consist of U.S. treasury bills and notes, government agency notes, corporate notes and bonds, and high quality commercial paper with maturities at acquisition of more than three months and less than twelve months.

At December 31, 2019, we had net cash balances of $84.3 million and short-term investments of $25.5 million.

We are in a lease agreement that required a letter of credit in the amount of $0.8 million to secure the obligation. The restricted cash related to this letter of credit is recorded in other non-current assets on the Condensed Consolidated Balance Sheet at June 30, 2020 and December 31, 2019. Our working capital at June 30, 2020 was $131.2 million compared to $136.0 million at December 31, 2019.

As of June 30, 2020, we held $77.7 million of cash and cash equivalents in subsidiaries outside of the United States. Of that amount, $77.2 million is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.

We believe that our financial resources are adequate to meet our operating needs over the next twelve months.

Our cash flows are as follows:

	Six months ended June 30,
	2020	2019
	(in thousands)
Cash provided by (used in):
Operating activities	$ 4,381	$ (22,793)
Investing activities	(3,520)	(4,318)
Financing activities	(1,179)	(266)
Effect of foreign exchange rate changes on cash and cash equivalents	20	(205)

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

For the six months ended June 30, 2020, net cash provided by operating activities was $4.4 million, compared to net cash used in operating activities of $22.8 million during the six months ended June 30, 2019. The fluctuation is primarily driven by a lower accounts receivable balance and the timing of cash receipts accrued in deferred revenue.

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

For the six months ended June 30, 2020, net cash used in investing activities was $3.5 million, compared to net cash used in investing activities of $4.3 million for the six months ended June 30, 2019. The decrease is related to the timing of the purchases and maturities of our short term investments.

Financing Activities

Cash used in financing activities is comprised of tax payments for restricted stock issuances.

For the six months ended June 30, 2020, net cash used in financing activities was $1.2 million, compared to net cash used in financing activities of $0.3 million for the six months ended June 30, 2019. The increase is due to a higher volume of vested shares during the six months ended June 30, 2020, compared to the comparable period in 2019.

On June 10, 2020, the Board of Directors authorized a share repurchase program (“program”), pursuant to which the Company can repurchase up to $50.0 million of issued and outstanding common stock. Share purchases under the program will take place in open market transactions or in privately negotiated transactions and may be made from time to time depending on market conditions, share price, trading volume, and other factors. The timing of the repurchases and the amount of stock repurchased in each transaction is subject to OneSpan’s sole discretion and will depend upon market and business conditions, applicable legal and credit requirements and other corporate considerations. As of June 30, 2020, no shares had been repurchased under the program. The authorization is effective until June 10, 2022 unless the total amount has been used or authorization has been cancelled.

Critical Accounting Policy

Our accounting policies are fully described in Note 1 - Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 2 – Summary of Significant Accounting Policies to our Interim Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020. We believe our most critical accounting policies include revenue recognition, purchase accounting and related fair value measurements and accounting for income taxes.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the six months ended June 30, 2020. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 4 - Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who, respectively, are our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure (i) the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Inherent Limitations on the Effectiveness of Controls

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

As a result of the COVID-19 pandemic, we temporarily closed our offices in March 2020 (including our corporate headquarters) in many countries except where we have been able to accommodate limited essential employees such as for the shipping of our hardware authentication tokens under revised procedures. We are in the process of re-opening a limited number of our offices in the third quarter of 2020 with limited capacity under revised procedures. We are unable to predict further re-openings or whether the initial re-openings will be successful or remain in place. We implemented certain travel restrictions, remote work arrangements and other measures and while our early experience with this new situation has been satisfactory to date, it has disrupted how we normally operate our business and may in the longer term impact our productivity, innovation and effectiveness such that our results are adversely affected. We have shifted certain of our customer events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Because we operate in multiple international locations, we expect there to be variability and additional complications from differing conditions and inconsistent guidance from numerous public health agencies.

In our hardware business, we are exposed to specific risks related to manufacturing, supply chain, shipping and distribution- all of which have been impacted by the COVID-19 pandemic. As a result of COVID-19, we experienced some delays and increased costs related to fulfilling our hardware orders. Such issues have been primarily resolved however we may be unable to satisfy certain customer orders for our products in the future if orders substantially increase and/or supply chain problems emerge.

In our software business, we experienced some increased sales for products used in remote employee access, electronic signature and remote banking in the first quarter of 2020 that we attribute in part to the COVID-19 pandemic. This increase may have been temporary, and we are unable to predict whether it will continue or decline. Moreover, the conditions caused by the COVID-19 pandemic can affect the rate of IT spending and could adversely affect our customers’ ability or willingness to attend our events or to purchase our offerings, delay prospective customers’ purchasing decisions, adversely impact our ability to provide on-site sales meetings or professional services to our customers, delay the provisioning of our offerings, lengthen payment terms, reduce the value or duration of their contracts, or affect attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance. During the summer of 2020, we began to experience some of the aforementioned scenarios due to, we believe, global economic uncertainty connected with the continued seriousness of the COVID-19 pandemic.

If the restrictions on our employees, customers and others in the world continue or increase in order to limit the spread of COVID-19, the potential effects could be exacerbated, and our results of operations and overall financial performance may be harmed. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of its shares of common stock during the second quarter of 2020:

			Total Number
			of Shares	Maximum
			Purchased as	Dollar Value of Shares
	Total		Part of Publicly	that May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares Purchased	Price Paid	Plans or	the Plans or
Period	(1)	per Share	Programs (2)	Programs (2)
April 1, 2020 through April 30, 2020	340	$17.15	—	$ —
May 1, 2020 through May 31, 2020	—	—	—	$ —
June 1, 2020 through June 30, 2020	3,498	$22.10	—	$ 50,000,000

(1.)	All transactions represent surrender of vested shares in satisfaction of tax withholdings by grantees under the 2019 Omnibus Incentive Plan.
(2.)	On June 10, 2020, the Board of Directors authorized a share repurchase program (“program”), pursuant to which the Company can repurchase up to $50.0 million of issued and outstanding common stock. Share purchases under the program will take place in open market transactions or in privately negotiated transactions and may be made from time to time depending on market conditions, share price, trading volume, and other factors. The timing of the repurchases and the amount of stock repurchased in each transaction is subject to OneSpan’s sole discretion and will depend upon market and business conditions, applicable legal and credit requirements and other corporate considerations. The authorization is effective until June 10, 2022 unless the total amount has been used or authorization has been cancelled.

Item 5 – Other Information

As disclosed in the Company’s current report on Form 8-K filed June 15, 2020, the Company held its annual meeting of stockholders on June 10, 2020. Among the matters submitted to a vote of the stockholders was an advisory vote to approve the frequency of future advisory votes on executive compensation. The stockholders approved, on an advisory basis, a frequency of every year for future advisory votes to approve the Company’s executive compensation (“say on pay”). There were 19,121,924 votes cast for a frequency of every year; 25,085 votes cast for a frequency of every two years; 13,861,687 votes cast for a frequency of every three years; and 18,235 abstentions.

Based on these results, the Board of Directors has determined that the Company will hold say on pay votes every year, until the next required advisory vote on the frequency of say on pay votes.

Item 6 - Exhibits

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2020.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2020.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2020.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2020.

Exhibit 101.INS – XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104 – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*Certain exhibits, schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K. OneSpan undertakes to furnish copies of any such omitted items upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2020.

OneSpan Inc.

/s/ Scott Clements
Scott Clements
Chief Executive Officer (Principal Executive Officer)

/s/ Mark S. Hoyt
Mark S. Hoyt
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)