Form 10-Q
period 2020-09-30
OneSpan Inc.
filed 2020-11-05
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

There were 40,634,029 shares of Common Stock, $.001 par value per share, outstanding at November 1, 2020.

OneSpan Inc.

Form 10-Q

For the Quarter Ended September 30, 2020

OneSpan Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and equivalents	$85,931	$84,282
Short term investments	26,811	25,511
Accounts receivable, net of allowances of $3,837 in 2020 and $2,524 in 2019	54,475	62,405
Inventories, net	14,029	19,819
Prepaid expenses	6,439	6,198
Contract assets	6,609	5,240
Other current assets	7,831	6,346
Total current assets	202,125	209,801
Property and equipment, net	12,060	11,454
Operating lease right-of-use assets	11,508	10,580
Goodwill	94,159	94,612
Intangible assets, net of accumulated amortization	28,743	36,209
Deferred income taxes	8,158	7,863
Contract assets - non-current	2,329	3,355
Other assets	10,451	8,668
Total assets	$369,533	$382,542
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,300	$10,835
Deferred revenue	36,607	30,338
Accrued wages and payroll taxes	12,631	15,415
Short-term income taxes payable	2,459	7,410
Other accrued expenses	8,292	8,786
Deferred compensation	1,350	1,028
Total current liabilities	66,639	73,812
Long-term deferred revenue	12,644	15,259
Long-term lease liability	12,523	11,299
Other long-term liabilities	8,227	8,297
Long-term income taxes payable	5,905	6,958
Deferred income taxes	4,379	4,623
Total liabilities	110,317	120,248
Stockholders' equity
Preferred stock: 500 shares authorized, none issued and outstanding at December 31, 2020 and 2019	—	—
Common stock: $.001 par value per share, 75,000 shares authorized; 40,356 and 40,207 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	40	40
Additional paid-in capital	97,378	96,109
Accumulated income	175,488	179,440
Accumulated other comprehensive loss	(13,690)	(13,295)
Total stockholders' equity	259,216	262,294
Total liabilities and stockholders' equity	$369,533	$382,542

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue
Product and license	$30,249	$61,215	$103,893	$132,675
Services and other	21,190	18,476	58,870	50,278
Total revenue	51,439	79,691	162,763	182,953

Cost of goods sold
Product and license	10,064	22,199	33,378	46,966
Services and other	5,414	4,470	16,395	13,622
Total cost of goods sold	15,478	26,669	49,773	60,588

Gross profit	35,961	53,022	112,990	122,365

Operating costs
Sales and marketing	14,576	14,156	44,129	44,579
Research and development	10,643	9,956	31,178	32,428
General and administrative	10,737	9,490	33,851	29,540
Amortization of intangible assets	2,360	2,335	7,049	7,051
Total operating costs	38,316	35,937	116,207	113,598

Operating income (loss)	(2,355)	17,085	(3,217)	8,767

Interest income, net	56	228	389	432
Other income (expense), net	716	(1,611)	887	(1,711)

Income (loss) before income taxes	(1,583)	15,702	(1,941)	7,488
Provision for income taxes	95	3,855	1,758	4,208

Net income (loss)	$(1,678)	$11,847	$(3,699)	$3,280

Net income (loss) per share
Basic	$(0.04)	$0.30	$(0.09)	$0.08
Diluted	$(0.04)	$0.30	$(0.09)	$0.08

Weighted average common shares outstanding
Basic	40,033	40,062	40,050	40,037
Diluted	40,033	40,129	40,050	40,099

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(1,678)	$11,847	$(3,699)	$3,280
Other comprehensive loss
Cumulative translation adjustment, net of tax	3,455	(3,022)	(377)	(3,450)
Pension adjustment, net of tax	(6)	(12)	(18)	(40)
Comprehensive income (loss)	$1,771	$8,813	$(4,094)	$(210)

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the three and nine months ended September 30, 2020:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
Description	Shares	Amount	Capital	Income	Income (Loss)	Equity
Balance at December 31, 2019	40,207	$40	$96,109	$179,440	$(13,295)	$262,294
Cumulative impact of change in accounting principle, net of tax	—	—	—	(253)	—	(253)
Net income (loss)	—	—	—	4	—	4
Foreign currency translation adjustment, net of tax	—	—	—	—	(4,278)	(4,278)
Restricted stock awards	168	—	1,350	—	—	1,350
Tax payments for stock issuances	(61)	—	(293)	—	—	(293)
Pension adjustment, net of tax	—	—	—	—	(6)	(6)
Balance at March 31, 2020	40,314	$40	$97,166	$179,191	$(17,579)	$258,818
Net income (loss)	—	—	—	(2,025)	—	(2,025)
Foreign currency translation adjustment, net of tax	—	—	—	—	446	446
Restricted stock awards	19	—	860	—	—	860
Tax payments for stock issuances	(4)	—	(886)	—	—	(886)
Pension adjustment, net of tax	—	—	—	—	(6)	(6)
Balance at June 30, 2020	40,329	$40	$97,140	$177,166	$(17,139)	$257,207
Net income (loss)	—	—	—	(1,678)	—	(1,678)
Foreign currency translation adjustment, net of tax	—	—	—	—	3,455	3,455
Restricted stock awards	55	—	1,022	—	—	1,022
Tax payments for stock issuances	(28)	—	(784)	—	—	(784)
Pension adjustment, net of tax	—	—	—	—	(6)	(6)
Balance at September 30, 2020	40,356	$40	$97,378	$175,488	$(13,690)	$259,216

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the three and nine months ended September 30, 2019:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
Description	Shares	Amount	Capital	Income	Income (Loss)	Equity
Balance at December 31, 2018	40,225	40	93,310	171,576	(13,287)	251,639
Net income (loss)	—	—	—	(6,056)	—	(6,056)
Foreign currency translation adjustment, net of tax	—	—	—	—	870	870
Restricted stock awards	(10)	—	552	—	—	552
Tax payments for stock issuances	—	—	(218)	—	—	(218)
Pension adjustment, net of tax	—	—	—	—	(16)	(16)
Balance at March 31, 2019	40,215	$40	$93,644	$165,520	$(12,433)	$246,771
Net income (loss)	—	—	—	(2,511)	—	(2,511)
Foreign currency translation adjustment, net of tax	—	—	—	—	(1,298)	(1,298)
Restricted stock awards	117	—	677	—	—	677
Tax payments for stock issuances	(4)	—	(49)	—	—	(49)
Pension adjustment, net of tax	—	—	—	—	(12)	(12)
Balance at June 30, 2019	40,328	$40	$94,272	$163,009	$(13,743)	$243,578
Net income (loss)	—	—	—	11,847	—	11,847
Foreign currency translation adjustment, net of tax	—	—	—	—	(3,022)	(3,022)
Restricted stock awards	10	—	549	—	—	549
Tax payments for stock issuances	(145)	—	(127)	—	—	(127)
Pension adjustment, net of tax	—	—	—	—	(12)	(12)
Balance at September 30, 2019	40,193	$40	$94,694	$174,856	$(16,777)	$252,813

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(3,699)	$3,280
Adjustments to reconcile net income (loss) from operations to net cash provided by (used in) operations:
Depreciation and amortization of intangible assets	9,193	8,579
Loss on disposal of assets	75	—
Deferred tax benefit	(356)	(508)
Stock-based compensation	3,232	1,778
Changes in operating assets and liabilities:
Accounts receivable, net	8,589	(18,988)
Inventories, net	5,790	(4,549)
Contract assets	(379)	540
Accounts payable	(5,551)	5,895
Income taxes payable	(5,985)	(2,742)
Accrued expenses	(3,694)	(2,351)
Deferred compensation	322	(47)
Deferred revenue	3,268	(2,318)
Other assets and liabilities	(3,376)	(2,231)
Net cash provided by (used in) operating activities	7,429	(13,662)

Cash flows from investing activities:
Purchase of short term investments	(23,295)	(24,663)
Maturities of short term investments	21,980	21,250
Additions to property and equipment	(2,710)	(4,196)
Other	(98)	—
Net cash used in investing activities	(4,123)	(7,609)

Cash flows from financing activities:
Tax payments for restricted stock issuances	(1,963)	(394)
Net cash used in financing activities	(1,963)	(394)

Effect of exchange rate changes on cash	306	(154)

Net increase (decrease) in cash	1,649	(21,819)
Cash, cash equivalents, and restricted cash, beginning of period	85,129	77,555
Cash, cash equivalents, and restricted cash, end of period (1.)	$86,778	$55,736

(1.)	The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to amounts reported within the unaudited condensed consolidated balance sheet as of September 30, 2020 and December 31, 2019 and amounts previously reported within the unaudited condensed consolidated balance sheet in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 (in thousands):

	September 30, 2020	September 30, 2019	December 31, 2019

Cash and cash equivalents	$85,931	$54,889	$84,282
Restricted cash included in other non-current assets	847	847	847
Cash, cash equivalents and restricted cash	$86,778	$55,736	$85,129

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. All significant intercompany accounts and transactions have been eliminated. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020, particularly in light of the novel coronavirus (COVID-19) pandemic and its effects on domestic and global economies. To limit the spread of COVID-19, governments have imposed, and may continue to impose, among other things, travel and business operation restrictions and stay-at-home orders and social distancing guidelines, causing some businesses to adjust, reduce or suspend operating activities. These disruptions and restrictions could adversely affect our operating results due to, among other things, reduced demand for our services and solutions as a result of our customers having to adjust, reduce or suspend operating activities. Beginning in the Summer of 2020 and continuing through the third quarter ended September 30, 2020, we have experienced softened demand for certain of our products and services due to, we believe, global economic uncertainty connected with the continued seriousness of the COVID-19 pandemic.

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

We evaluated the aggregate effects of the errors to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the errors were not material to the previously issued financial statements and disclosures included in our Annual Reports on Form 10-K for the years ended December 31, 2019 and 2018, or for any quarterly periods included therein or through our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.

The following tables present the effects of the aforementioned revisions on our condensed consolidated balance sheet as of December 31, 2019, our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2019, our unaudited condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2019, our unaudited condensed consolidated statement of stockholders’ equity for the three and nine months ended September 30, 2019, our unaudited condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2020, and our unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2019 (in thousands).

Condensed Consolidated Balance Sheet

	December 31, 2019
in thousands	As Previously Reported	Adjustments	As Revised
Contract assets	$7,058	$(1,818)	$5,240
Total current assets	211,619	(1,818)	209,801
Contract assets - non-current	3,565	(210)	3,355
Total assets	384,570	(2,028)	382,542

Short-term income taxes payable	7,711	(301)	7,410
Total current liabilities	74,113	(301)	73,812
Long-term deferred revenue	15,259	—	15,259
Long-term income taxes payable	6,958	—	6,958
Total liabilities	120,549	(301)	120,248

Accumulated income	181,167	(1,727)	179,440
Accumulated other comprehensive loss		—
Total stockholders' equity	264,021	(1,727)	262,294
Total liabilities and stockholders' equity	384,570	(2,028)	382,542

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months ended September 30, 2019			Nine Months ended September 30, 2019
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Revenue
Product and license	$61,181	$34	$61,215	$133,159	$(484)	$132,675
Services and other	18,544	(68)	18,476	50,408	(130)	50,278
Total revenue	79,725	(34)	79,691	183,567	(614)	182,953

Gross Profit	53,056	(34)	53,022	122,979	(614)	122,365

Operating income	17,119	(34)	17,085	9,381	(614)	8,767

Income before income taxes	15,736	(34)	15,702	8,102	(614)	7,488
Provision for income taxes	3,864	(9)	3,855	4,363	(155)	4,208

Net Income	11,872	(25)	11,847	3,739	(459)	3,280

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months ended September 30, 2019			Nine Months ended September 30, 2019
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Net income	$11,872	$(25)	$11,847	$3,739	$(459)	$3,280
Comprehensive income (loss)	8,838	(25)	8,813	249	(459)	(210)

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Total Stockholders' Equity
in thousands	As Previously Reported	Adjustments	As Revised
Balance at December 31, 2018	$252,441	$(802)	$251,639
Net income (loss)	(5,671)	(385)	(6,056)
Balance at March 31, 2019	247,958	(1,187)	246,771
Net income (loss)	(2,461)	(50)	(2,511)
Balance at June 30, 2019	244,815	(1,237)	243,578
Net income (loss)	11,872	(25)	11,847
Balance at September 30, 2019	254,075	(1,262)	252,813

Balance at December 31, 2019	$264,021	$(1,727)	$262,294
Net income (loss)	98	(94)	4
Balance at March 31, 2020	260,639	(1,821)	258,818

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months ended September 30, 2019
in thousands	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income	$3,739	$(459)	$3,280
Changes in operating assets and liabilities:
Contract assets	(74)	614	540
Income taxes payable	(2,587)	(155)	(2,742)
Net cash used in operating activities	(13,662)	—	(13,662)

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

Foreign Currency Translation and Transactions

The financial position and results of the operations of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other income (expense), net. Foreign exchange transaction gains aggregated $0.4 million for the three months ended September 30, 2020, and foreign exchange transaction losses aggregate $1.9 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, foreign exchange loss aggregated $0.1 million, and foreign exchange transaction losses aggregated $2.6 million for the nine months ended September 30, 2019.

The financial position and results of our operations in Singapore, Switzerland, and Canada are measured in U.S. Dollars. For these subsidiaries, gains and losses that result from foreign currency transactions are included in the consolidated statements of operations in other income (expense), net.

Share Repurchase Program

On June 10, 2020, the Board of Directors authorized a share repurchase program (“program”), pursuant to which the Company can repurchase up to $50.0 million of issued and outstanding common stock. Share purchases under the program will take place in open market transactions or in privately negotiated transactions and may be made from time to time depending on market conditions, share price, trading volume, and other factors. The timing of the repurchases and the amount of stock repurchased in each transaction is subject to OneSpan’s sole discretion and will depend upon market and business conditions, applicable legal and credit requirements and other corporate considerations. As of September 30, 2020, no shares had been repurchased under the program. The authorization is effective until June 10, 2022 unless the total amount has been used or authorization has been cancelled.

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

Cash, Cash Equivalents and Restricted Cash.

We are in a lease agreement that required a letter of credit in the amount of $0.8 million to secure the obligation. The restricted cash related to this letter of credit is recorded in other non-current assets on the Condensed Consolidated Balance Sheet at September 30, 2020 and December 31, 2019.

Short Term Investments

The Company’s short term investments are in debt securities which consist of U.S treasury bills and notes, U.S. government agency notes, corporate notes, and high quality commercial paper with maturities at acquisition of more than three months and less than twelve months The Company classifies its investments in debt securities as available-for-sale. The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, on January 1, 2020, which amended our accounting for available-for-sale debt securities. Credit impairments are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the condensed consolidated statement of operations. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive gain/(loss) in the condensed consolidated balance sheets. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter. As of September 30, 2020 and December 31, 2019, the unrealized gains and losses were not material.

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

Equity Method Investment

We apply the equity method of accounting to our investment in Promon AS (Promon), because we exercise significant influence, but not controlling interest, in the investee. Promon is a technology company headquartered in Norway that specializes in mobile app security, whose solutions focus largely on Runtime Application Self-Protection (RASP). We exercise significant influence over Promon as a result of our 17% ownership interest in Promon, our representation on Promon’s Board of Directors, and the significance to Promon of our business activities with them. We integrate Promon’s RASP technology into our software solution, which are licensed to our customers. Under the equity method of accounting, the Company’s proportionate share of the net earnings (losses) of Promon is reported in other income (expense), net in our condensed consolidated Statements of Operations. The impact of the proportionate share of net earnings (losses) were immaterial for the three and nine months ended September 30, 2020 and 2019 as were the relative size of Promon’s assets and operations in relation to the Company’s. The carrying value of our equity method investment is reported in other noncurrent assets in the condensed consolidated Balance Sheets and is reported originally at cost and adjusted each period for the Company’s share of the investee’s earnings (losses) and dividends paid, if any. The Company also assesses the investment for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. The Company did not record any impairment charges during the nine month periods ended September 30, 2020 and 2019. The Company recorded $0.2 million and $1.2 million in costs of sales during the three months ended September 30, 2020 and September 30, 2019, respectively for license fees owed to Promon for use of their software and technology, and recorded $1.6 million and $2.4 million for the nine months ended September 30, 2020 and 2019, respectively. The Company owed Promon $1.5 million as of September 30, 2020, which is included in accounts payable and accrued liabilities.

Recently Issued Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which amends the Board’s guidance on the impairment of financial instruments. The ASU adds an impairment model that is based on expected losses rather than incurred losses, which is known as the current expected credit loss (“CECL”) model. The CECL model applies to most debt instruments (other than those measured at fair value), trade and other receivables, financial guarantee contracts, and loan commitments. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASC 326 as of January 1, 2020, using the cumulative-effect transition method with the required prospective approach. The cumulative-effect transition method enables an entity to record an allowance for expected credit losses at the date of adoption without restating comparative periods. The cumulative-effect adjustment for adoption of ASC 326 resulted in a decrease of $0.3 million in Accounts receivable, net of allowances and Accumulated Income as of January 1, 2020.

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

Disaggregation of Revenues

The following tables present our revenues disaggregated by major products and services, geographical region and timing of revenue recognition.

Revenue by major products (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Hardware products	$21,687	$42,027	$65,613	$95,356
Software licenses	8,562	19,188	38,280	37,319
Subscription	7,446	5,556	19,286	16,163
Professional services	1,353	2,338	4,100	3,995
Maintenance, support and other	12,391	10,582	35,484	30,120
Total Revenue	$51,439	$79,691	$162,763	$182,953

Revenue by location of customer for the three months ended September 30, 2020 and 2019 (in thousands)

	EMEA	Americas	APAC	Total
Total Revenue:
2020	$26,684	$12,305	$12,450	$51,439
2019	$48,694	$15,605	$15,392	$79,691

Percent of Total:
2020	52%	24%	24%	100%
2019	61%	20%	19%	100%

Revenue by location of customer for the nine months ended September 30, 2020 and 2019 (in thousands)

	EMEA	Americas	APAC	Total
Total Revenue:
2020	$88,624	$38,570	$35,569	$162,763
2019	$107,554	$42,762	$32,637	$182,953

Percent of Total:
2020	54%	24%	22%	100%
2019	59%	23%	18%	100%

Timing of revenue recognition (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Products and Licenses transferred at a point in time	$30,249	$61,215	$103,893	$132,675
Services transferred over time	21,190	18,476	58,870	50,278
Total Revenue	$51,439	$79,691	$162,763	$182,953

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	September 30,	December 31,
	2020	2019
Receivables, inclusive of trade and unbilled	$54,475	$62,405
Contract Assets (current and non-current)	$8,938	$8,595
Contract Liabilities (Deferred Revenue current and non-current)	$49,251	$45,597

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

Revenue recognized during the nine months ended September 30, 2020 included $29.2 million that was included on the December 31, 2019 balance sheet in contract liabilities. Deferred revenue increased in the same period due to timing of annual renewals.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

in thousands	2020	2021	2022	Beyond 2022	Total
Future revenue related to current unsatisfied performance obligations	$3,418	$11,820	$8,825	$12,686	$36,749

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

The following tables provide information related to the capitalized costs and amortization recognized in the current and prior periods:

in thousands	September 30, 2020	December 31, 2019
Capitalized costs to obtain contracts, current	$1,054	$676
Capitalized costs to obtain contracts, non-current	$4,871	$3,222

	Three months ended September 30,		Nine months ended September 30,
in thousands	2020	2019	2020	2019
Amortization of capitalized costs to obtain contracts	$251	$110	$620	$329
Impairments of capitalized costs to obtain contracts	$-	$-	$-	$-

Note 4 – Inventories, net

Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the FIFO method.

Inventories, net are comprised of the following:

	September 30,	December 31,
	2020	2019

	(in thousands)
Component parts	$6,360	$7,429
Work-in-process and finished goods	7,669	12,390
Total	$14,029	$19,819

Note 5 – Goodwill

Goodwill activity for the three months ended September 30, 2020 consisted of the following:

in thousands
Net balance at December 31, 2019	$94,612
Net foreign currency translation	(453)
Net balance at September 30, 2020	$94,159

No impairment of goodwill was recorded during the nine months ended September 30, 2020 or September 30, 2019.

Note 6 – Intangible Assets

Intangible asset activity for the nine months ended September 30, 2020 is detailed in the following table.

in thousands	Acquired Technology	Customer Relationships	Other	Total Intangible Assets
Net balance at December 31, 2019	$5,454	$26,884	$3,871	$36,209
Additions	43	—	55	98
Disposals	—	—	(6)	(6)
Net foreign currency translation	(91)	(418)	—	(509)
Amortization expense	(2,576)	(2,708)	(1,765)	(7,049)
Net balance at September 30, 2020	$2,830	$23,758	$2,155	$28,743

September 30, 2020 balance at cost	$42,739	$39,207	$13,726	$95,672
Accumulated amortization	(39,909)	(15,449)	(11,571)	(66,929)
Net balance at September 30, 2020	$2,830	$23,758	$2,155	$28,743

Certain intangible assets are denominated in functional currencies besides the U.S. dollar and are subject to currency fluctuations. No impairment of intangible assets was recorded during the nine months ended September 30, 2020 or September 30, 2019.

Note 7 – Property and Equipment

The major classes of property and equipment are as follows:

in thousands	September 30, 2020	December 31, 2019
Office equipment and software	$14,921	$14,595
Leasehold improvements	10,657	9,417
Furniture and fixtures	3,935	3,717
Total	29,513	27,729
Accumulated depreciation	(17,453)	(16,275)
Property and equipment, net	$12,060	$11,454

Depreciation expense was $0.7 and $2.1 million for the three and nine months ended September 30, 2020, respectively, compared to $0.5 million and $1.5 million for the three and nine months ended September 30, 2019, respectively.

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

The Company classifies its investments in debt securities as available-for-sale. As described in Note 2- Summary of Significant Accounting Policies, the January 1, 2020 adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments, amended our accounting for available-for-sale debt securities. We review available-for-sale det securities for impairments related to losses and other factors each quarter. The unrealized gains and losses on the available-for-sale debt securities were not material as of September 30, 2020 and December 31, 2019.

The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies, as defined in ASC 820, Fair Value Measurements. The fair value hierarchy consists of the following three levels:

●	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived primarily from or corroborated by observable market data.
●	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following tables summarize assets that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

		Fair Value Measurement at Reporting Date Using
in thousands	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Notes	$4,500	-	$4,500	-
Corporate Notes / Bonds	$10,711	-	$10,711	-
Commercial Paper	$2,599	-	$2,599	-
U.S. Treasury Bills	$5,257	-	$5,257	-
U.S. Government Agencies	$3,744	-	$3,744	-

		Fair Value Measurement at Reporting Date Using
in thousands	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Notes	$9,225	-	$9,225	-
Corporate Notes / Bonds	$8,169	-	$8,169	-
Commercial Paper	$3,482	-	$3,482	-
U.S. Treasury Bills	$2,385	-	$2,385	-
U.S. Government Agencies	$2,249	-	$2,249	-

Note 9 – Allowance for credit losses

As described in Note 2 - Summary of Significant Accounting Policies, the January 1, 2020 adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments, amended our accounting policies for the allowance for credit losses.

The changes in the allowance for credit losses during the nine months ended September 30, 2020 were as follows:

in thousands
Balance at December 31, 2019	$2,524
Impact of ASU 2016-13 adoption	288
Balance at January 1, 2020	2,812
Provision	1,510
Write-offs	(488)
Net foreign currency translation	3
Balance at September 30, 2020	$3,837

A higher allowance for credit losses was recorded during the nine months ended September 30, 2020 primarily due to the adverse impact the COVID-19 pandemic has had on factors that affect our estimate of future credit losses.

Note 10 – Leases

Operating lease cost details for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Building rent	$808	$955	$2,264	$2,676
Automobile rentals	426	603	1,137	1,113
Total net operating lease costs	$1,234	$1,558	$3,401	$3,789

At September 30, 2020, the weighted average remaining lease term for our operating leases is 7.0 years. The weighted average discount rate for our operating leases is 5%.

During the nine months ended September 30, 2020, there were $3.0 million of operating cash payments for lease liabilities, and $3.2 million of right-of use assets obtained in exchange for new lease liabilities.

Maturities of our operating leases are as follows:

As of September 30, 2020
(in $ thousands)
2020 (remaining 3 months)	$661
2021	3,413
2022	3,010
2023	2,429
2024	1,635
Later years	7,277
Less imputed interest	(3,291)
Total lease liabilities	$15,134

Note 11 – Income Taxes

For the three and nine months ended September 30, 2020, the Company utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate its interim income tax provision. The discrete method is applied when the application of the estimate annual effective tax rate yields an estimate that is not reliable and the actual effective rate for the year-to-date is the best estimate of the annual effective tax rate. The Company believes that the use of the estimated annual effective tax rate method is not reliable since small changes in the projected ordinary annual income would result in significant changes in the estimated annual effective tax rate. Our global effective tax rate is higher than the U.S. statutory tax rate of 21% primarily due to losses in jurisdictions for which a valuation allowance is required. Our ultimate tax expense will depend on the mix of earnings in various jurisdictions. Income taxes of $0.2 million and $8.0 million were paid during the three and nine months ended September 30, 2020, respectively.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. Among other provision, the law provides relief to U.S. federal corporate taxpayers through temporary adjustments to net operating loss rules, changes to limitations on interest expense deductibility, the acceleration of available refunds for minimum tax credit carryforwards, and depreciation method changes. We do not expect the provisions of the legislation to have a significant impact on our effective tax rate nor the income tax payable and deferred income tax positions of the Company.

Note 12 – Long-Term Compensation Plan and Stock Based Compensation (share counts in thousands)

Under the OneSpan Inc. 2019 Omnibus Incentive Plan, we award restricted stock units subject to time-based vesting, restricted stock units which are subject to the achievement of future performance criteria and restricted stock units that are subject to the achievement of market conditions.

We awarded 321 restricted stock units during the nine months ended September 30, 2020, subject to time-based vesting. The fair value of the unissued time-based restricted stock unit grants was $5.7 million at the dates of grant and the grants are being amortized over the vesting periods of one to four years.

We awarded restricted stock unit grants during the nine months ended September 30, 2020, subject to the achievement of market and service conditions, which allow for up to 88 shares to be earned if the market conditions are fully achieved. The fair value of these awards was $1.6 million at the dates of grant and the awards are being amortized over the vesting period of three years.

We awarded restricted stock units subject to the achievement of service and future performance criteria during the nine months ended September 30, 2020, which allow for up to 198 shares to be earned if the performance criteria are fully achieved. The fair value of these awards was $4.1 million at the dates of grant. The Company currently believes that none of these shares will be earned, and the compensation costs recorded through the six months ended June 30, 2020 for these unvested shares issued with performance criteria that are no longer considered probable of achievement have been reversed during the three months ended September 30, 2020.

The Company currently believes that certain restricted stock units subject to the achievement of future performance criteria, awarded during the twelve months ended December 31, 2019 and 2018, will not be earned. The compensation costs recorded for the 8 and 106 unvested shares issued during the twelve months ended December 31, 2019 and 2018, respectively, with performance criteria that are no longer considered probable of achievement have been reversed during the three months ended September 30, 2020.

The following table details long-term compensation plan and stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

in thousands	(in thousands)		(in thousands)
Restricted stock	$1,021	$549	$3,231	$1,778
Long-term compensation plan	260	280	930	1,538
Total compensation	$1,281	$829	$4,161	$3,316

Note 13 – Earnings per Share (share counts in thousands)

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive. Because the Company is in a net loss position for the three and nine months ended September 30, 2020, diluted net loss per share for these periods excludes the effects of common stock equivalents, which are anti-dilutive. For the three and nine months ended September 30, 2019, the anti-dilutive effect of our securities is immaterial.

The details of the earnings per share calculations for the three and nine months ended September 30, 2020 and 2019 are as follows:

	September 30,		September 30,
in thousands, except per share data	2020	2019	2020	2019
Net income (loss)	$(1,678)	$11,847	$(3,699)	$3,280
Weighted average common shares outstanding:
Basic	40,033	40,062	40,050	40,037
Incremental shares with dilutive effect:
Restricted stock awards	—	67	—	62
Diluted	40,033	40,129	40,050	40,099

Net income (loss) per share:
Basic	$(0.04)	$0.30	$(0.09)	$0.08
Diluted	$(0.04)	$0.30	$(0.09)	$0.08

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

We include various types of indemnification clauses in our agreements. These indemnifications may include, but are not limited to, infringement claims related to our intellectual property, direct damages and consequential damages. The type and amount of such indemnifications vary substantially based on our assessment of risk and reward associated with each agreement. We believe the estimated fair value of these indemnification clauses is minimal, and we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. We have no liabilities recorded for these clauses as of September 30, 2020.

We have been involved in an ongoing dispute with a German company, Onespin solutions GmbH, regarding the co-existence of, or alleged infringement with, its trademark in certain jurisdictions for “ONESPIN” and our trademark in certain jurisdictions for “ONESPAN”. Onespin sells integrated circuit integrity verification solutions for use in the system on chip software development process flow. Subsequent to the end of the third quarter we reached an immaterial settlement with OneSpin on these matters. While certain administrative steps and filings will occur pursuant to the settlement, we consider this matter to now be closed.

A complaint was filed on August 20, 2020 against OneSpan and certain of its officers, asserting claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder, based on certain alleged material misstatements and omissions. The case is captioned Almendariz v. OneSpan Inc., et al., No. 1:20-cv-04906 (N.D. Ill.) (the “Securities Class Action”). Specifically, the plaintiff in the Securities Class Action alleges, among other things, that certain statements about OneSpan’s business were misleading because of defendants’ failure to disclose that OneSpan purportedly had inadequate internal procedures and controls over financial reporting and related disclosures; and OneSpan purportedly downplayed the negative impacts of immaterial errors in its financial statements.

A complaint, related in subject matter to the Securities Class Action, was filed on October 23, 2020 against certain of OneSpan’s officers and directors, and names OneSpan as a nominal defendant. The case is captioned Klein v. Boroditzky, et al., No. 1:20-cv-06310 (N.D. Ill.) (the “Derivative Action” and, collectively with the Securities Class Action, the “Litigation”). The plaintiff asserts claims for breach of fiduciary duty, abuse of control and corporate waste, as well as a claim for contribution under Sections 10(b) and 21D of the Exchange Act, based on the same alleged wrongdoing pled in the Securities Class Action. We believe that the claims in the Litigation are meritless and intend to defend against them vigorously.

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

Outlook and Financial Results

Beginning in the Summer of 2020 and continuing through the three months ended September 30, 2020, we have experienced softened demand for certain of our products and services due to economic uncertainty connected with the continued seriousness of the COVID-19 pandemic.

In addition, we have begun to experience less demand than originally projected in our hardware business. As a result, our hardware revenues for 2020 could be substantially below such revenues as compared to 2019. We believe this is primarily due to the increased hardware demand we saw last year in Europe due to our customers needing to meet banking regulations imposed by Payment Services Directive 2 (“PSD2”). In addition, other factors could be contributing to the current and expected demand environment such as less demand for hardware in a pandemic environment, a more pronounced shift to digital alternatives, and fewer large projects that often had a significant positive effect on hardware revenue results in the past.

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

While we did not experience any cyber incidents in the first nine months of 2020 that had a significant impact on our business, it is possible that we could experience an incident in 2020 or future years, which could result in unanticipated costs.

Currency Fluctuation

During the three and nine months ended September 30, 2020, approximately 90% and 89%, respectively, of our revenue was generated outside of the United States. While the majority of our revenues are generated outside of the

United States, a significant amount of our revenue earned during the three and nine months ended September 30, 2020 was denominated in U.S. Dollars. During the three and nine months ended September 30, 2020, we estimate that approximately 33% and 42%, respectively, of our revenue was denominated in U.S. Dollars.

In addition, during the three and nine months ended September 30, 2020, approximately 73% and 73% of our operating expenses were incurred outside of the United States. As a result, changes in currency exchange rates, especially the Euro exchange rate and the Canadian Dollar exchange rate, can have a significant impact on revenue and expenses.

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

The financial position and the results of operations of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland, Singapore and Canada, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates generated other comprehensive gain of $3.5 million for the three months ended September 30, 2020 and other comprehensive loss of $0.4 million for the nine months ended September 30, 2020. For the three and nine months ended September 30, 2019, translation adjustments generated other comprehensive loss of $3.0 million and $3.5 million, respectively. These amounts are included as a separate component of stockholders’ equity. The functional currency for our subsidiaries in Switzerland, Singapore and Canada is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other income (expense), net. Foreign exchange transaction gains aggregated $0.4 million for the three months ended September 30, 2020, compared to $1.9 million of foreign exchange transaction losses aggregated for the three months ended September 30, 2019. During the nine months ended September 30, 2020, foreign exchange transaction losses aggregated $0.1 million compared to losses aggregated of $2.6 million during the nine months ended September 30, 2019.

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

Historically, operating expenses have been impacted by changes in foreign exchange rates. We estimate the change in currency rates in the first nine months of 2020 compared to the same period in 2019 resulted in an increase in operating expenses of approximately $0.2 million.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Operating expenses for the three and nine months ended September 30, 2020 included $1.3 million and $4.2 million, respectively of expenses related to stock-based and long-term incentive plan costs compared to $0.8 million and $3.3 million of stock-based and long-term incentive plan cost for the three and nine months ended September 30, 2019, respectively.

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
●	Amortization of intangible assets. Acquired intangible assets are amortized over their respective amortization periods, and are periodically evaluated for impairment.

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

Income Taxes

Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). All our IP in our traditional authentication business is owned by two subsidiaries, one in the U.S. and one in Switzerland. These two subsidiaries have entered into agreements with most of the other OneSpan entities under which those other entities provide services to our U.S. and Swiss subsidiaries on either a percentage of revenue or on a cost plus basis or both. Under this structure, the earnings of our service provider subsidiaries are relatively constant. These service provider companies tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings tend to flow to the U.S. company and Swiss company. In 2020, earnings flowing to the U.S. company are expected to be taxed at a rate of 21% to 25%, while earnings flowing to the Swiss company are expected to be taxed at a rate ranging from 11% to 12%, plus Swiss withholding tax of an additional 5%. A Canadian and UK subsidiary currently sell to and service global customers directly. In addition, many of our OneSpan entities operate as distributors for all of our OneSpan products.

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

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change

	(in thousands)			(in thousands)
Revenue
Product and license	$ 30,249	$ 61,215	-51%	$ 103,893	$ 132,675	-22%
Services and other	21,190	18,476	15%	58,870	50,278	17%
Total revenue	$ 51,439	$ 79,691	-35%	$ 162,763	$ 182,953	-11%

% of Total Revenue
Product and license	59%	77%		64%	73%
Services and other	41%	23%		36%	27%

Total revenue decreased $28.3 million or 35%, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The overall decrease in revenue was comprised of a $20.3 million decrease in hardware revenue, a $5.8 million decrease in perpetual software license revenue, and a decrease in recurring revenue, which is the portion of our revenue subject to future renewal. Recurring revenue, comprised of subscription, term-based software license, and maintenance, support and other revenue, decreased $1.2 million or 5% during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. Total revenue decreased $20.2 million or 11%, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, driven by a $29.7 million decrease in hardware revenue and a $5.8 million decrease in perpetual software license revenue, partially offset by an increase in recurring revenue. Recurring revenue increased $15.2 million or 27% during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. Year-over-year revenue comparisons were affected by the one-time positive impact on 2019 revenue from the PSD2 regulation deadline. We also experienced reduced demand for our hardware and term software license products due to an uncertain near-term business outlook for certain of our customers as a result of the pandemic.

Product and license revenue decreased $31.0 million or 51% during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, which was largely driven by a decrease in hardware sales. Hardware sales were heightened during the three months ended September 30, 2019 because of the PSD2 regulation deadline, as well as lower demand due to the pandemic. Software license sales also decreased during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, which we attribute to softened demand as a result of the pandemic. For the nine months ended September 30, 2020, product and license revenue decreased $28.8 million or 22% compared to the nine months ended September 30, 2019, which was driven by lower hardware sales, partially offset by higher software license revenue. The software license revenue increase was driven by an increase in revenue generated from term-based software licenses. The hardware sales decrease was primarily driven by PSD2 driven demand during the nine months ended September 30, 2019, as well as softened demand due to the pandemic.

Services and other revenue increased by $2.7 million, or 15% during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, services and other revenue increased $8.6 million or 17% compared to the nine months ended September 30, 2019. The increase for both the three and nine month periods ended September 30, 2020 compared to the same periods in 2019 was driven by higher subscription and maintenance revenue.

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

Revenue by Geographic Regions: We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes sales in North, Central, and South America; and 3) Asia Pacific (APAC), which also includes Australia, New Zealand, and India. The breakdown of revenue in each of our major geographic areas was as follows:

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change

	(in thousands)			(in thousands)
Revenue
EMEA	$ 26,684	$ 48,694	-45%	$ 88,624	$ 107,554	-18%
Americas	12,305	15,605	-21%	38,570	42,762	-10%
APAC	12,450	15,392	-19%	35,569	32,637	9%
Total revenue	$ 51,439	$ 79,691	-35%	$ 162,763	$ 182,953	-11%

% of Total Revenue
EMEA	52%	61%		54%	59%
Americas	24%	20%		24%	23%
APAC	24%	19%		22%	18%

Revenue generated in EMEA during the three months ended September 30, 2020 was $22.0 million, or 45% lower than the three months ended September 30, 2019. For the nine months ended September 30, 2020, revenue generated in EMEA was $18.9 million or 18% lower than the same period in 2019, driven by lower hardware sales, partially offset by higher software license revenue and higher maintenance revenue. Hardware revenue comparisons for both periods were affected by the one-time positive impact on 2019 revenue from the PSD2 regulation deadline.

Revenue generated in the Americas during the three months ended September 30, 2020 was $3.3 million, or 21% lower than the three months ended September 30, 2019, driven by a decrease in software license revenue. For the nine months ended September 30, 2020, revenue generated in the Americas was $4.2 million or 10% lower than the same period in 2019, driven by lower software license revenue.

Revenue generated in the Asia Pacific region during the three months ended September 30, 2020 was $2.9 million, or 19% lower than the three months ended September 30, 2019, driven by lower revenue from software licenses, hardware and maintenance. For the nine months ended September 30, 2020, revenue generated in the Asia Pacific region was $2.9 million or 9% higher than the same period in 2019, driven by higher software, maintenance, and hardware revenue.

Cost of Goods Sold and Gross Margin

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change

	(in thousands)			(in thousands)
Cost of goods sold
Product and license	$ 10,064	$ 22,199	-55%	$ 33,378	$ 46,966	-29%
Services and other	5,414	4,470	21%	16,395	13,622	20%
Total cost of goods sold	$ 15,478	$ 26,669	-42%	$ 49,773	$ 60,588	-18%

Gross profit	$ 35,961	$ 53,022	-32%	$ 112,990	$ 122,365	-8%

Gross margin
Product and license	67%	64%		68%	65%
Services and other	74%	76%		72%	73%
Total gross margin	70%	67%		69%	67%

The cost of product and license revenue decreased $12.1 million or 55% during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. During the nine months ended September 30, 2020, the cost of product and license revenue decreased $13.6 million or 29% compared to the nine months ended September 30, 2019. The decrease in cost of product and license during both periods was primarily driven by lower hardware sales.

The cost of services and other revenue increased by $0.9 million, or 21% during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, the cost of services and other revenue increased by $2.8 million, or 20% compared to the nine months ended September 30, 2019. The increase in cost of services and other revenue for both periods is reflective of higher subscription revenue, which has increased cloud-based infrastructure costs.

Gross profit decreased $17.1 million, or 32% during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. During the nine months ended September 30, 2020 gross profit decreased by $9.4 million, or 8% compared to the nine months ended September 30, 2019. Gross profit margin was 70% and 69% for the three and nine months ended September 30, 2020, respectively, compared to 67% and 67% for the three and nine months ended September 30, 2019, respectively. The overall increase in profit margins for the three months ended September 30, 2020 was driven by higher product and license margins, largely attributable to lower hardware revenue as a percentage of overall sales. The increase in profit margins for the nine months ended September 30, 2020 was driven by stronger margins for product and license as well as services and other.

The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies including the Euro. The impact of changes in currency rates are estimated to have increased revenue by approximately $1.8 million and less than $0.1 million for the three and nine months ended September 30, 2020, respectively. Had currency rates in 2020 been equal to rates in 2019, the gross profit margins would have been approximately 3.4 percentage points and zero percentage points lower for the three and nine months ended September 30, 2020, respectively.

Operating Expenses

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change

	(in thousands)			(in thousands)
Operating costs
Sales and marketing	$14,576	$14,156	3%	$44,129	$44,579	-1%
Research and development	10,643	9,956	7%	31,178	32,428	-4%
General and administrative	10,737	9,490	13%	33,851	29,540	15%
Amortization of intangible assets	2,360	2,335	1%	7,049	7,051	--
Total operating costs	$38,316	$35,937	7%	$116,207	$113,598	2%

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended September 30, 2020 were $14.6 million, an increase of $0.4 million or 3%, from the three months ended September 30, 2019. The increase in expense for the three months ended September 30, 2020 was primarily driven by higher personnel costs due to higher headcount, as well as increased marketing spend, partially offset by lower travel costs. Sales and marketing expenses for the nine months ended September 30, 2020 were $44.1 million, a decrease of $0.5 million from the same period in 2019. Costs associate with higher headcount during the nine months ended September 30, 2020 were partially offset by lower outside service and travel spend.

Average full-time sales, marketing, support, and operating employee headcount for the three and nine months ended September 30, 2020 was 353 and 345, respectively, compared to 318 and 319 for the three and nine months ended September 30, 2019, respectively. Headcount was 11% and 8% higher for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2020, were $10.6 million, an increase of $0.7 million, or 7%, from the three months ended September 30, 2019, driven primarily by higher personnel due to higher headcount. Research and development costs for the nine months ended September 30, 2020 were $31.2 million, a decrease of $1.3 million or 4%, from the same period in 2019. The decreases in expense for the nine month period ended September 30, 2020 was primarily driven by lower cloud computing costs for our test environment and lower travel costs, partially offset by higher personnel costs.

Average full-time research and development employee headcount for the three and nine months ended September 30, 2020 was 326 and 322, respectively, compared to 304 and 301 for the three and nine months ended September 30, 2019, respectively. Average headcount was approximately 7% higher for both the three and nine months ended September 30, 2020, when compared to the same periods in 2019.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2020, were $10.7 million, an increase of $1.2 million or 13%, from the three months ended September 30, 2019. General and administrative expenses for the nine months ended September 30, 2020, were $33.9 million, an increase of $4.3 million or 15%, compared to the same period in 2019. The increase in general and administrative expenses for the three and nine months ended September 30, 2020, compared to the same periods in 2019 was primarily driven by higher personnel costs which included additional stock comp due to an increase in eligible participants. The increase in expense was also driven by higher consulting spend, additional expense for subscription software tools implemented throughout 2019, and higher bad debt expense driven by a higher allowance for the likely adverse impact of the COVID-19 pandemic. Lower travel costs partially offset spend increases.

Average full-time general and administrative employee headcount for the three and nine months ended September 30, 2020 was 126 and 122, compared to 115 and 112 for the three and nine months ended September 30, 2019, respectively. Average headcount was approximately 10% and 9% higher for the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019.

Amortization of Intangible Assets

Amortization of intangible assets for the three and nine months ended September 30, 2020 was $2.4 million and $7.0 million, respectively. There was an increase of less than $0.1 million or 1% for the three months ended September 30, 2020 compared to the same period in the prior year. For the nine months ended September 30, 2020, the expense decreased by less than $0.1 million or less than 1% compared to the same period in the prior year.

Interest Income, net

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)			(in thousands)
Interest income, net	$ 56	$ 228	-75%	$ 389	$ 432	-10%

Interest income, net was less than $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, as compared to $0.2 million and $0.4 million for the same periods in 2019. The decrease in interest income, net for both the three and nine months ended September 30, 2020 compared to the same periods in 2019 reflects a decrease in interest rates during the nine months ended September 30, 2020.

Other income (expense), net

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change

	(in thousands)			(in thousands)
Other income (expense), net	$ 716	$ (1,611)	nm	$ 887	$ (1,711)	nm

Other income (expense), net primarily includes subsidies received from foreign governments in support of our research and development in those countries, exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, and other miscellaneous non-operational, non-recurring expenses.

Other income (expense), net for the three and nine months ended September 30, 2020 was $0.7 million and $0.9 million, respectively, compared to $(1.6) million and $(1.7) million for the comparable periods of 2019. Higher income for both the three and nine month periods ended September 30, 2020 was primarily driven by exchange gains on transactions that are denominated in currencies other than our subsidiaries’ functional currencies.

Provision for Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change

	(in thousands)			(in thousands)
Provision for income taxes	$ 95	$ 3,855	-98%	$ 1,758	$ 4,208	-58%

The Company recorded income tax expense of $0.1 million for the three months ended September 30, 2020 compared to $3.9 million for the three months ended September 30, 2029. The Company recorded income tax expense for the nine months ended September 30, 2020 of $1.8 million, compared to $4.2 million for the nine months ended September 30, 2019. The decrease in expense for both periods was attributable to decreased profits in the period excluding losses at entities where we cannot record a tax benefit.

For the three and nine months ended September 30, 2020, the Company utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate its interim income tax provision. The discrete method is applied when the application of the estimate annual effective tax rate yields an estimate that is not reliable and the actual effective tax rate for the year-to-date is the best estimate of the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that the use of the estimated annual effective tax rate method is not reliable since small changes in the projected ordinary annual income would result in significant changes in the estimated annual effective tax rate.

Liquidity and Capital Resources

At September 30, 2020, we had net cash balances (total cash and cash equivalents) of $85.9 million and short-term investments of $26.8 million. Short term investments consist of U.S. treasury bills and notes, government agency notes, corporate notes and bonds, and high quality commercial paper with maturities at acquisition of more than three months and less than twelve months.

At December 31, 2019, we had net cash balances of $84.3 million and short-term investments of $25.5 million.

We are in a lease agreement that required a letter of credit in the amount of $0.8 million to secure the obligation. The restricted cash related to this letter of credit is recorded in other non-current assets on the Condensed Consolidated Balance Sheet at September 30, 2020 and December 31, 2019. Our working capital at September 30, 2020 was $135.5 million compared to $136.0 million at December 31, 2019.

As of September 30, 2020, we held $83.2 million of cash and cash equivalents in subsidiaries outside of the United States. Of that amount, $82.6 million is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.

We believe that our financial resources are adequate to meet our operating needs over the next twelve months.

Our cash flows are as follows:

	Nine months ended September 30,
	2020	2019
	(in thousands)
Cash provided by (used in):
Operating activities	$ 7,429	$ (13,662)
Investing activities	(4,123)	(7,609)
Financing activities	(1,963)	(394)
Effect of foreign exchange rate changes on cash and cash equivalents	306	(154)

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

For the nine months ended September 30, 2020, net cash provided by operating activities was $7.4 million, compared to net cash used in operating activities of $13.7 million during the nine months ended September 30, 2019. The fluctuation is primarily driven by a lower accounts receivable balance, a lower inventory balance, and the timing of cash receipts accrued in deferred revenue.

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

For the nine months ended September 30, 2020, net cash used in investing activities was $4.1 million, compared to net cash used in investing activities of $7.6 million for the nine months ended September 30, 2019. The decrease is related to the timing of the purchases and maturities of our short term investments.

Financing Activities

Cash used in financing activities is comprised of tax payments for restricted stock issuances.

For the nine months ended September 30, 2020, net cash used in financing activities was $2.0 million, compared to net cash used in financing activities of $0.4 million for the nine months ended September 30, 2019. The increase is due to a higher volume of vested shares during the nine months ended September 30, 2020, compared to the comparable period in 2019.

On June 10, 2020, the Board of Directors authorized a share repurchase program (“program”), pursuant to which the Company can repurchase up to $50.0 million of issued and outstanding common stock. Share purchases under the program will take place in open market transactions or in privately negotiated transactions and may be made from time to time depending on market conditions, share price, trading volume, and other factors. The timing of the repurchases and the amount of stock repurchased in each transaction is subject to OneSpan’s sole discretion and will depend upon market and business conditions, applicable legal and credit requirements and other corporate considerations. As of September 30, 2020, no shares had been repurchased under the program. The authorization is effective until June 10, 2022 unless the total amount has been used or authorization has been cancelled.

Critical Accounting Policy

Our accounting policies are fully described in Note 1 - Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 2 – Summary of Significant Accounting Policies to our Interim Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020. We believe our most critical accounting policies include revenue recognition, purchase accounting and related fair value measurements and accounting for income taxes.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the nine months ended September 30, 2020. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Inherent Limitations on the Effectiveness of Controls

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

As a result of the COVID-19 pandemic, we temporarily closed our offices in March 2020 (including our corporate headquarters) in many countries except where we have been able to accommodate limited essential employees such as for the shipping of our hardware authentication tokens under revised procedures.We re-opened a limited number of our offices during the third quarter of 2020 with limited capacity under revised procedures. We are unable to predict further re-openings or whether the initial re-openings will be successful or remain in place. We implemented certain travel restrictions, remote work arrangements and other measures and while our early experience with this new situation has been satisfactory to date, it has disrupted how we normally operate our business and may in the longer term impact our productivity, innovation and effectiveness such that our results are adversely affected. We have shifted certain of our customer events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Because we operate in multiple international locations, we expect there to be variability and additional complications from differing conditions and inconsistent guidance from numerous public health agencies.

In our hardware business, we are exposed to specific risks related to manufacturing, supply chain, shipping and distribution- all of which have been impacted by the COVID-19 pandemic. As a result of COVID-19, we experienced some delays and increased costs related to fulfilling our hardware orders. Such issues have been primarily resolved however we may be unable to satisfy certain customer orders for our products in the future if orders substantially increase and/or supply chain problems emerge. In addition, the global economic uncertainty associated with the COVID-19 pandemic has affected many of our customers and we believe one of those effects has been decreased orders of hardware authentication tokens. We are not able to predict at this time whether and to what extent such orders may return or in what specific quantities. This risk is in addition to the other risks associated with our hardware business as stated elsewhere in “Risk Factors.”

In our software business, we experienced some increased sales for products used in remote employee access and electronic signature in 2020 that we attribute in part to the COVID-19 pandemic. This increase may have been temporary, and we are unable to predict whether it will continue or decline. Moreover, the conditions caused by the COVID-19 pandemic can affect the rate of IT spending, the decision to start new IT projects, the timing of existing projects and the priority our customers place on various projects. While these factors may be positive for some of our software solutions such as electronic signature, these factors may be negative for our other software solutions, such as risk analysis software. The COVID-19 pandemic could adversely affect our customers’ ability or willingness to attend our events or to purchase our offerings, delay prospective customers’ purchasing decisions, adversely impact our ability to provide on-site sales meetings or professional services to our customers, delay the provisioning of our offerings, lengthen payment terms, reduce the value or duration of their contracts, or affect attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance. During the Summer of 2020, we began to experience some of the aforementioned scenarios, and this continued through the Fall of 2020, due to, we believe, global economic uncertainty connected with the continued seriousness of the COVID-19 pandemic. While we hope that the negative consequences on our business associated with the COVID-19 pandemic will subside in 2021, we cannot predict the impact with certainty.

If the restrictions on our employees, customers and others in the world continue or increase in order to limit the spread of COVID-19, the potential effects could continue and could be exacerbated, and our results of operations and overall financial performance may be harmed. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of its shares of common stock during the second quarter of 2020:

			Total Number
			of Shares	Maximum
			Purchased as	Dollar Value of Shares
	Total		Part of Publicly	that May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares Purchased	Price Paid	Plans or	the Plans or
Period	(1)	per Share	Programs (2)	Programs (2)
July 1, 2020 through July 31, 2020	21,720	$27.58	—	50,000,000
August 1, 2020 through August 31, 2020	5,340	$31.14	—	50,000,000
September 1, 2020 through September 30, 2020	1,351	$20.79	—	50,000,000

(1.)	All transactions represent surrender of vested shares in satisfaction of tax withholdings by grantees under the 2019 Omnibus Incentive Plan.
(2.)	On June 10, 2020, the Board of Directors authorized a share repurchase program (“program”), pursuant to which the Company can repurchase up to $50.0 million of issued and outstanding common stock. Share purchases under the program will take place in open market transactions or in privately negotiated transactions and may be made from time to time depending on market conditions, share price, trading volume, and other factors. The timing of the repurchases and the amount of stock repurchased in each transaction is subject to OneSpan’s sole discretion and will depend upon market and business conditions, applicable legal and credit requirements and other corporate considerations. The authorization is effective until June 10, 2022 unless the total amount has been used or authorization has been cancelled.

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

Item 6 - Exhibits

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2020.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2020.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2020.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2020.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2020.

OneSpan Inc.

/s/ Scott Clements
Scott Clements
Chief Executive Officer (Principal Executive Officer)

/s/ Mark S. Hoyt
Mark S. Hoyt
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)