Form 10-K
period 2020-12-31
OneSpan Inc.
filed 2021-02-25
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Registrant’s telephone number, including area code:

312-766-4001

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $.001 per share	OSPN	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the act.  Yes  ☐     No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No  ☒

As of June 30, 2020, the aggregate market value of voting and non-voting common equity (based upon the last sale price of the common stock as reported on the NASDAQ Capital Market on June 30, 2020) held by non-affiliates of the registrant was $955,147,012 at $27.93 per share.

As of February 23, 2021, there were 40,391,202 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Forward Looking Statement

This Annual Report on Form 10-K contains forward-looking statements within the meaning of applicable U.S. securities laws, including statements regarding the potential benefits, performance and functionality of our products and solutions, including future offerings; our expectations, beliefs, plans, operations and strategies relating to our business and the future of our business; our strategic plans regarding our portfolio, including acquisitions and dispositions; and our expectations regarding our financial performance in the future. Forward-looking statements may be identified by words such as "seek", "believe", "plan", "estimate", "anticipate", “expect", "intend", "continue", "outlook", "may", "will", "should", "could", or "might", and other similar expressions. These forward-looking statements involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could materially affect our business and financial results include, but are not limited to: market acceptance of our products and solutions and competitors’ offerings; the potential effects of technological changes; the impact of the COVID-19 pandemic and actions taken to contain it; our ability to effectively manage acquisitions, divestitures, alliances, joint ventures and other portfolio actions; the execution of our transformative strategy on a global scale; the increasing frequency and sophistication of hacking attacks; claims that we have infringed the intellectual property rights of others; changes in customer requirements; price competitive bidding; changing laws, government regulations or policies; pressures on price levels; investments in new products or businesses that may not achieve expected returns; impairment of goodwill or amortizable intangible assets causing a significant charge to earnings; actions of activist stockholders; and exposure to increased economic and operational uncertainties from operating a global business, as well as those factors described in the “Risk Factors” section of this Form 10-K. Our filings with the Securities and Exchange Commission (the “SEC”) and other important information can be found in the Investor Relations section of our website at investors.onespan.com. We do not have any intent, and disclaim any obligation, to update the forward-looking information to reflect events that occur, circumstances that exist or changes in our expectations after the date of this Form 10-K, except as required by law.

Unless otherwise noted, references in this Annual Report on Form 10-K to “OneSpan”, “Company”, “we”, “our”, and “us” refer to OneSpan Inc. and its subsidiaries.

PART I

Item 1 – Business

Overview

OneSpan Inc. and its wholly owned subsidiaries design, develop and market digital solutions for identity, security, and business productivity that protect and facilitate electronic transactions via mobile and connected devices. We are a global leader in digital identity and anti-fraud solutions to financial institutions and other businesses. We do this by delivering trust in people’s identities, their devices, and the transactions they conduct online. We make digital banking accessible, secure, easy, and valuable. Our solutions secure access to online accounts, data, assets, and applications for global enterprises; provide tools for application developers to easily integrate security functions into their web-based and mobile applications; and facilitate end-to-end financial agreement automation including digital identity verification, electronic signature and electronic notarization. Our trusted identity platform technologies including Identity Verification, Cloud Authentication, Intelligent Adaptive Authentication and Risk Analytics, along with mobile app security, transaction signing and various other multi-factor authentication technologies, enhance the ability of companies to onboard new customers and prevent hacking attacks against online and mobile transactions while providing an exceptional experience for remote customers.

We offer cloud based and on-premises solutions using both open standards and proprietary technologies. Some of our proprietary technologies are patented. Our products and services are used for authentication, fraud mitigation, e-signing transactions and documents, and identity management in Business-to-Business (“B2B”), Business-to-Employee (“B2E”) and Business-to-Consumer (“B2C”) environments. Our target market is business processes using an electronic interface, particularly the internet, where there is risk of account takeover or new account fraud. Our products can increase security associated with accessing business processes, reduce losses from unauthorized access, help customers comply with regulations, enhance the end-user experience, and reduce the cost of business processes by automating activities previously performed manually.

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

Our primary growth strategy is to make digital banking more accessible, secure, easy and valuable. Our key growth objectives include:

●	Expanding our portfolio of solutions that enable institutions to mitigate fraud, reduce operational costs, comply with regulations, easily on-board customers, adaptively authenticate transactions and reduce time to deploy;
●	Automating and securing digital customer journeys to remotely verify identities, mitigate application fraud, and secure account openings and transactions;
●	Increasing sales to existing customers and acquiring new customers;
●	Driving increased demand for our products in new applications, new markets, and new territories;
●	Expanding our channel partner ecosystem; and
●	Strategically acquiring companies that expand our technology portfolio or customer base and increase our recurring revenue.

Impact of COVID-19 pandemic

In March 2020, the World Health Organization recognized a novel strain of coronavirus (COVID-19) as a pandemic. In response to the pandemic, the United States and various foreign, state and local governments have, among other actions, imposed travel and business restrictions and required or advised communities in which we do business to adopt stay-at-home orders and social distancing guidelines, causing many businesses, including retail banking branches, to reduce or suspend operating activities. The pandemic and various governments’ responses have caused significant and widespread uncertainty, volatility and disruptions in the U.S. and global economies, including in the regions in which we operate.

Beginning in the Summer of 2020 and continuing through the year ended December 31, 2020, we experienced lengthened sales cycles and reduced demand for some of our security solutions due to economic uncertainty connected with the COVID-19 pandemic. The most significant impact of the pandemic on our business has been a sharp drop in demand for our hardware authentication products and delays in the implementation of certain software security solutions.

As we cannot predict the duration or scope of the pandemic or its impact on the economy, financial markets and our customers, any negative impact to our results cannot be reasonably estimated, but it could be material. We continue to closely monitor the Company’s financial health and liquidity and the impact of the pandemic on the Company. We are able to serve the needs of our customers while taking steps to protect the health and safety of our employees, customers, partners, and communities. See Part I – Item 1A – Risk Factors of this Form 10-K for additional information regarding the potential impact of COVID-19 on the Company.

Industry Background

Rapid global growth in cloud and mobile banking transactions is driving increased demand for multi-channel security solutions and enhanced user experiences across the financial services industry. Similarly, increasing remote corporate access of important resources by employees, business partners and customers is introducing new security risks for participants. Large and powerful criminal hacking organizations are launching more sophisticated hacking attacks with greater frequency. The criminal activities of private and state-sponsored hacking organizations have driven an increased need for security solutions and expansion of regulations requiring improved security measures to protect against hacking attacks and breaches. Several governments worldwide have issued specific recommendations either requiring or advocating multi-factor authentication and other security measures to improve the security of remote banking transactions. We believe these global trends have been accelerated by the pandemic and will continue and that the market for authentication, anti-fraud, and e-signature solutions will continue to grow driven by growth in digital banking transactions, digital commerce, work-from-home corporate access requirements, growing awareness of the impact of cyber-crime, and new government regulations.

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

Our Products and Services

Trusted Identity Platform

The Trusted Identity (TID) platform is a cloud-based platform that brings together OneSpan’s broad portfolio of technologies including Intelligent Adaptive Authentication, Risk Analytics, OneSpan Cloud Authentication, OneSpan Identity Verification, Mobile Security Suite, OneSpan Sign, multi-factor authentication, biometrics, and orchestration to power solutions that secure users, devices, and transactions across the digital journey. The innovative approach of this platform delivers on simplicity with orchestration technology that integrates applications and services requirements via a single interface while constantly protecting sensitive data through an encrypted client/server secure channel.

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

OneSpan Cloud Authentication

OneSpan Cloud Authentication is a quick-to-deploy, cloud-based multifactor authentication solution that supports a full range of authentication options including biometrics, push notification, visual cryptograms for transaction data signing, SMS and hardware authenticators. It eliminates cost associated with managing legacy on-premises authentication technology and provides a seamless upgrade path to more comprehensive solutions such as Intelligent Adaptive Authentication and Risk Analytics.

OneSpan Identity Verification

OneSpan Identity Verification gives banks and other financial institutions access to a wide range of identity verification services – all through a single API integration. Solution capabilities include: Identity document (e.g., driver’s license, passport, etc.) capture and real-time authenticity verification, as well as facial comparison (“selfie”) and liveness detection to establish that the individual presenting the identity document is the same person whose picture appears on the authenticated identity document.

The solution enables banks and financial institutions to verify the identity of remote applicants during the new digital account opening, lending, and financing application processes. The multi-layered identity verification approach enables automated failover to alternative identity verification providers in the event of a verification failure or provider unavailability which reduces applicant abandonment rates. Additionally, the solution provides organizations the ability to ensure the best identity verification processes for their business needs and digital channels to help maximize pass rates, minimize application fraud, and increase operational efficiencies.

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

Authentication Server

Authentication Server resides on-premises and incorporates a range of strong authentication utilities and solutions designed to allow organizations to securely authenticate users and transactions. The solution, once integrated, becomes largely transparent to users, minimizing rollout and support issues. Authentication Server encompasses multiple authentication technologies (e.g., passwords, dynamic password technologies, certificates, and biometrics) and allows the use of any combination of those technologies simultaneously.

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

Research and Development

Our research and development efforts historically have been, and will continue to be, concentrated on solution enhancement, new technology development, and related new software introductions. We employ a team of full-time engineers and, from time to time, also engage independent engineering firms to conduct non-strategic product development efforts on our behalf. For fiscal years ended December 31, 2020, 2019, and 2018, we incurred expenses of $41.2 million, $42.5 million, and $32.2 million, respectively, for research and development.

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

The COVID-19 pandemic resulted in a temporary closure of some component suppliers and third party manufacturers, and a reduction in global air and sea transportation capacity. Adjustments to our supply chain, manufacturing and transportation workflow processes has enabled us to meet customer delivery requirements.

Competition

The market for digital solutions for identity, security, and business productivity solutions is very competitive and, like most technology-driven markets, is subject to rapid change and constantly evolving solutions and services. Our anti-fraud products are designed to allow authorized users access to a computing environment or application, in some cases using patented technology, as a replacement for or supplement to a static password. Although certain of our security technologies are patented, there are other organizations that offer anti-fraud solutions that compete with us for market share. Our main competitors in our anti-fraud markets are Gemalto, a subsidiary of Thales Group, and RSA Security. There are many other companies, such as Transmit Security, Symantec, and Early Warning that offer competing services. In addition to these companies, we face competition from many small authentication solution providers, many of whom offer new technologies and niche solutions such as biometric or behavioral analysis. We believe that competition in this market is likely to intensify as a result of increasing demand for security products. Our primary competitors for electronic signature solutions include DocuSign and Adobe Systems. Both companies are significantly larger than us. In addition to these companies, there are dozens of smaller and regional providers of electronic signing solutions.

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

We offer customers a choice between SaaS, private cloud, and traditional on-premise software deployments.

Part of our expanded selling effort includes approaching our partners to find additional applications for our products. In addition, our marketing plan calls for the identification of new business opportunities that may require enhanced security or areas where we do not currently market our products.

Customers and Markets

We generally focus our sales and marketing efforts in three primary areas. The first is financial institutions where the majority of our revenue is derived. This segment includes traditional banks, credit unions, and online-only banks. This is our primary market. We believe there are substantial opportunities for future growth in the financial vertical as our solution portfolio expands and we deliver additional capabilities targeted specifically at identifying and mitigating online and mobile banking fraud. We also sell to the enterprise market segment which consists primarily of businesses seeking secure internal and remote network access. We sell to these businesses mostly through distribution and resellers. Our strategy is to leverage products developed for the banking market in the enterprise market as the hacking attacks in both markets have many similarities. We also target the government, healthcare and insurance market segments in select regions around the globe.

Our top 10 customers contributed 21%, 29%, and 24%, in 2020, 2019, and 2018, respectively, of total worldwide revenue.

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

We also experience seasonality or variation across the year in our markets. These trends can include lower sales during the summer months, particularly in EMEA.

Financial Information Relating to Foreign and Domestic Operations

For financial information regarding OneSpan, see our Consolidated Financial Statements and the related Notes, which are included in this Annual Report on Form 10-K. We have a single operating segment for all our products and operations. See Note 17 in the Notes to Consolidated Financial Statements for a breakdown of revenue and long-lived assets between the U.S. and other regions.

Government Regulation

As a global cybersecurity company, we are subject to complex and evolving global regulations in the various jurisdictions in which our products and services are used. The most significant government regulations that impact our business are discussed below. For further discussion of how global regulations may impact our business, see Item 1A – Risk Factors.

We are subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (FCPA), the UK Bribery Act and other laws that generally prohibit the making or offering of improper payments to foreign government officials and political figures for the purpose of obtaining or retaining business or to gain an unfair business advantage.

In addition, we are subject to economic and trade sanctions programs administered by the Office of Foreign Assets Control (OFAC) in the U.S. Therefore, we do not permit financial institutions or entities that are domiciled in countries or territories subject to comprehensive OFAC trade sanctions (currently, Cuba, Iran, North Korea, Syria and Crimea), or that are included on OFAC’s list of Specially Designated Nationals and Blocked persons, to purchase OneSpan products and services or engage in transactions using our services.

The European General Data Production Regulation (GDPR) took effect in May 2018 and applies to certain of our products and services used by customers in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different from those previously in place in the European Union, and includes significant penalties for non-compliance. Other jurisdictions, such as Canada and Australia have enacted data privacy or data protection laws. As these laws continue to emerge in the countries where we or our customers operate, we need to analyze each of them to determine the applicability to our corporate operations and the applicability to our solutions and customers.

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

Because banking and financial services is our largest industry target market, the government regulations affecting our customers in this area have a significant indirect effect on our business. For example, regulatory changes in Europe to promote a more open and connected digital banking ecosystem create compliance needs for our customers as well as market opportunities for those market participants that move to capitalize on these changes. Similar regulatory dynamics occur in the other primary markets where we have customers, such as healthcare and government. Additional proposed or new legislation and regulations could also significantly affect our business.

Human Capital

OneSpan’s values focus on developing and maintaining a world class innovative workforce through collaboration, accountability, transparency, and speed. Our talented teams are carefully managed to ensure retention and ability to sustain business performance with an eye toward the future.

Our talent management and succession plan process at OneSpan includes the identification of key positions based on current and future business strategies, the identification of potential successors, and a plan for talent development. In addition to deep technical and skill development opportunities that enable OneSpan to foster employee engagement, we conduct extensive compliance-related training which is completed by all employees annually. Our managers of people are offered a variety of leadership development modules. Moreover, all employees are empowered to lead from any seat.

OneSpan aligns its base and variable pay with the external market to ensure external competitiveness while maintaining internal value or equity within the organization. Our short-term and long-term incentive plans are designed to provide a variable pay opportunity to reward the attainment of key financial and operational goals and shareholder value creation. The mix among base compensation, short-term incentives and long-term incentives is designed to align with the competitive market.

OneSpan is committed to fostering, cultivating, and preserving a culture of diversity, equality and inclusion. Our vision is to embrace an inclusive and engaged culture that drives a sense of belonging and respects and celebrates our differences.

As of December 31, 2020, we had 870 total employees, including 449 located in the Americas, 383 located in EMEA (Europe, the Middle East and Africa), and 38 located in Asia Pacific. Of the total employees, 389 were involved in sales, marketing, operations, and customer support, 347 in research and development and 134 in general and administration.

Item 1A - Risk Factors

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

Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage our stockholders to carefully review the full risk factors contained in this Form 10-K in their entirety for additional information regarding the risks and uncertainties that could cause our actual results to vary materially from recent results or from our anticipated future results.

Risks Related to our Business

●	While we believe the coronavirus could have a negative impact on our financial results in the future, the impact is difficult to assess at this time.
●	A significant portion of our sales are to a limited number of customers. The loss of substantial sales to any one of them could have an adverse effect on revenues and profits.
●	The return of a worldwide recession and/or regional economic downturns may further impact our business.
●	Disruptions in markets or the European Union may affect our liquidity and capital resources.
●	We could incur substantial accounting related costs if we are unable to maintain an effective system of internal control over financial reporting.
●	We have a long operating history, but only modest accumulated profit.
●	We derive revenue from a limited number of products.
●	The sales cycle for our products and technology is long, and we may incur substantial expenses for sales that do not occur when anticipated.
●	We have a great dependence on a limited number of suppliers and the loss of their manufacturing capability could materially impact our operations.
●	We order some hardware components, such as processors, in advance of expected use and often produce finished goods prior to the receipt of executed customer orders. If orders are not received, we could suffer losses related to inventory that cannot be sold at full value.
●	Our success depends on establishing and maintaining strategic relationships with other companies to distribute our technology and products and, in some cases, for us to incorporate their technology into our products and our products and services.
●	We may not be able to maintain effective product distribution channels, which could result in decreased revenue.
●	We depend on our key personnel for the success of our business and the loss of one or more of our key personnel could have an adverse effect on our ability to manage our business or could be negatively perceived in the capital markets.
●	If we fail to continue to attract and retain qualified personnel, our business may be harmed.
●	Changes in our effective tax rate may have an adverse effect on our results of operations.
●	Our worldwide income tax provisions and other tax accruals may be insufficient if any taxing authorities assume taxing positions that are contrary to our positions.
●	Changes in global tax laws or in their interpretation or enforcement, could have a material adverse effect on our effective tax rate, results of operations, cash flows and financial condition.
●	Acquisitions, divestitures and other strategic transactions present many risks, and failure to realize the financial and strategic goals we anticipate could have a material adverse effect on our business, results of operations, cash flows and financial condition.

●	Reported revenue may fluctuate widely due to the interpretation or application of accounting rules.
●	Provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
●	The evolution of our business requires more complex development and go-to-market strategies, which involve significant risk.

Risks Related to the Market

●	We face significant competition and if we lose or fail to gain market share our financial results will suffer.
●	A decrease of average selling prices for our products and services could adversely affect our business.
●	We may need additional capital in the future and our failure to obtain capital would interfere with our growth strategy.
●	We experience variations in quarterly operating results and sales are subject to seasonality, both of which may result in a volatile stock price.
●	Our stock price may be volatile for reasons other than variations in our quarterly operating results.
●	Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock
●	A small group of persons control a substantial amount of our common stock and could delay or prevent a change of control.
●	Certain provisions of our charter and of Delaware law make a takeover of our Company more difficult.
●	Future issuances of blank check preferred stock may reduce voting power of common stock and may have anti-takeover effects that could prevent a change in control.
●	Our business could be adversely affected as a result of actions of activist stockholders.

Risks Related to Technology and Intellectual Property

●	Technological changes occur rapidly in our industry and our development of new products is critical to maintain our revenue.
●	Our business could be negatively impacted by cyber security incidents and other disruptions.
●	We rely upon Amazon Web Services to operate portions of our platform and any disruption of or interference with our use of Amazon Web Services or other vendors’ material would adversely affect our business, results of operations and financial condition
●	Some of our products contain third-party, open-source software and failure to comply with the terms of the underlying open-source software licenses could restrict our ability to sell our products or otherwise result in claims against us.
●	We must continue to attract and retain highly skilled technical personnel for our research and development efforts.
●	We cannot be certain that our research and development activities will be successful.
●	Failure to effectively manage our product and service lifecycles could harm our business.
●	SaaS offerings, which involve various risks, constitute an important part of our business.
●	We depend significantly upon our proprietary technology and intellectual property and the loss of or successful challenge to our proprietary rights could require us to divert management attention and could reduce revenue and increase our operating costs.
●	Our patents may not provide us with competitive advantages.
●	We are subject to warranty and product liability risks.
●	There is significant government regulation of technology imports and exports and to the extent we cannot meet the requirements of the regulations we may be prohibited from exporting some of our products, which could negatively impact our revenue.
●	We employ cryptographic technology in our authentication products that uses complex mathematical formulations.

Risks Related to International Operations

●	We face a number of risks associated with our international operations, any or all of which could result in a disruption in our business and a decrease in our revenue.
●	We are subject to foreign currency exchange rate fluctuations and risks, and improper management of that risk could adversely affect our business, results of operations, and financial conditions.
●	Changes in the European regulatory environment regarding privacy and data protection regulations could have a material adverse impact on our results of operations.
●	We must comply with governmental regulations setting environmental standards.
●	The vote by the United Kingdom (UK) to leave the European Union (EU) could adversely affect our financial results.
●	We or our suppliers may be impacted by new regulations related to climate change.
●	The effects of regulations relating to conflict minerals may adversely affect our business.
●	U.S. investors may have difficulties in making claims for any breach of their rights as holders of shares because some of our assets and key employees are not located in the United States.
●	Our business in countries with a history of corruption and transactions with foreign governments increase the risks associated with our international activities.

Risks Related to Our Business

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

As a result of the COVID-19 pandemic, we temporarily closed our offices in March 2020 (including our corporate headquarters) in many countries except where we have been able to accommodate limited essential employees such as for the shipping of our hardware authentication tokens under revised procedures. We re-opened a limited number of our offices during the third and fourth quarter of 2020 with limited capacity under revised procedures. We are unable to predict further re-openings or whether the initial re-openings will be successful or remain in place. We implemented certain travel restrictions, remote work arrangements and other measures and while our early experience with this new situation has been satisfactory to date, it has disrupted how we normally operate our business and may in the longer term impact our productivity, innovation and effectiveness such that our results are adversely affected. We have shifted certain of our customer events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Because we operate in multiple international locations, we expect there to be variability and additional complications from differing conditions and inconsistent guidance from numerous public health agencies.

In our hardware business, we are exposed to specific risks related to manufacturing, supply chain, shipping and distribution- all of which have been impacted by the COVID-19 pandemic. As a result of COVID-19, we experienced some delays and increased costs related to fulfilling our hardware orders. Such issues have been primarily resolved however we may be unable to satisfy certain customer orders for our products in the future if orders substantially increase and/or supply chain problems emerge. In addition, the global economic uncertainty associated with the COVID-

19 pandemic has affected many of our customers and we believe one of those effects has been decreased orders of hardware authentication tokens. We are not able to predict at this time whether and to what extent such orders may return or in what specific quantities. This risk is in addition to the other risks associated with our hardware business as stated elsewhere in “Risk Factors.”

In our software business, we experienced some increased sales for products used in remote employee access and electronic signature in 2020 that we attribute in part to the COVID-19 pandemic. This increase may have been temporary, and we are unable to predict whether it will continue or decline. Moreover, the conditions caused by the COVID-19 pandemic can affect the rate of IT spending, the decision to start new IT projects, the timing of existing projects and the priority our customers place on various projects. While these factors may be positive for some of our software solutions such as electronic signature, these factors may be negative for our other software solutions, such as risk analysis software. The COVID-19 pandemic could adversely affect our customers’ ability or willingness to attend our events or to purchase our offerings, delay prospective customers’ purchasing decisions, adversely impact our ability to provide on-site sales meetings or professional services to our customers, delay the provisioning of our offerings, lengthen payment terms, reduce the value or duration of their contracts, or affect attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance. During the Summer of 2020, we began to experience some of the aforementioned scenarios, and this continued through the remainder of 2020, due to, we believe, global economic uncertainty connected with the continued seriousness of the COVID-19 pandemic. While we hope that the negative consequences on our business associated with the COVID-19 pandemic will subside in 2021, we cannot predict the impact with certainty.

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

We derive a substantial portion of our revenue from a limited number of customers, many of which are financial institutions. The loss of substantial sales to any one of them could adversely affect our operations and results. In fiscal 2020, 2019, and 2018, our top 10 largest customers contributed 21%, 29%, and 24%, respectively, of total worldwide revenue.

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

If global economic and financial market conditions remain uncertain and/or weak for an extended period of time, any of the following factors, among others, could have a material adverse effect on our financial condition and results of operations:

●	slower consumer or business spending may result in reduced demand for our products and services, reduced orders from customers for our products, order cancellations, lower revenues, increased inventories, and lower gross margins;

●	continued volatility in the global markets and fluctuations in exchange rates for foreign currencies and contracts or purchase orders in foreign currencies could negatively impact our reported financial results and condition;
●	continued volatility in the prices for commodities and raw materials we use in our products could have a material adverse effect on our costs, gross margins, and ultimately our profitability;
●	restructurings, reorganizations, consolidations and other corporate events could affect our customers’ budgets and buying cycles, particularly in the banking industry;
●	if our customers experience declining revenues, or experience difficulty obtaining financing in the capital and credit markets to purchase our products and services, this could result in reduced orders, order cancellations, inability of customers to timely meet their payment obligations to us, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense;
●	in the event of a contraction of our sales, dated inventory may result in a need for increased obsolescence reserves;
●	a severe financial difficulty experienced by our customers may cause them to become insolvent or cease business operations, which could reduce sales, cash collections and revenue streams.
●	any difficulty or inability on the part of manufacturers of our products or other participants in our supply chain in obtaining sufficient financing to purchase raw materials or to finance general working capital needs may result in delays or non-delivery of shipments of our products.

We are unable to predict potential future economic conditions, disruptions in the sovereign debt markets or other financial markets, regional recessions, or the effect of any such disruption or disruptions on our business and results of operations, but the consequences may be materially adverse. We believe that our business in the Banking market in Europe would be impacted most directly by any such disruption and that the consequences may be materially adverse, as approximately 53% of our consolidated revenues originated in the EMEA region in 2020.

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

In response to the material weakness in our internal control over financial reporting disclosed as of December 31, 2018, we expended significant resources to improve our internal control over financial reporting and the effectiveness of our disclosure controls and procedures. We expended significant resources, including accounting related costs and significant management oversight as we corrected the deficiencies. Management has determined that full remediation of the prior deficiencies in internal control over financial reporting that led to this material weakness occurred, disclosed in Item 9A of the annual report on Form 10-K for the year ended December 31, 2019. Investments will continue to be made to improve the control environment.

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

Although we have reported net income (loss) of $(5.5) million, $8.8 million, and $3.8 million for the years ended December 31, 2020, 2019, and 2018, respectively, our retained earnings were $173.7 million at December 31, 2020. Over our 25 year operating history, we have operated at a loss for many of those years. Depending on the economic environment’s changing rules and regulations, and our investment strategies, it may be difficult for us to sustain profitability on a GAAP basis. We may choose to invest for long term value which could decrease or eliminate short term profit.

We derive revenue from a limited number of products.

A significant portion of our revenue is derived from the sales of our legacy authentication hardware, software, and related services. We anticipate a substantial portion of future revenue, will be derived from authentication, products and related services. If the sale of these products and services is impeded for any reason and we have not diversified our offerings into more software, our business and results of operations would be negatively impacted. Further, we expect our hardware product sales to decline over the long term in our traditional markets. If the rate of decline is more than expected and the aforementioned diversification is not enough to offset the decline, our results could be uneven and overall could be negative.

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

A typical sales cycle in the financial services market is often six months or more. Larger banking transactions may take up to 18 months or more. Purchasing decisions for our products and services may be subject to delays due to many factors that are not within our control, such as:

●	Time required for a prospective customer to recognize the need for our products;
●	Significant expense of many security products and systems;
●	Customer budgeting process; and
●	Customer evaluation, testing and approval process.

As our operating expenses are based on anticipated revenue levels, a small fluctuation in the timing of sales can cause our operating results to vary significantly between periods.

We have a great dependence on a limited number of suppliers and the loss of their manufacturing capability could materially impact our operations.

In the event that the supply of components or finished products is interrupted or relations with any of our principal vendors is terminated, there could be increased costs and considerable delay in finding suitable replacement sources to manufacture our hardware products. Our hardware Digipass authentication devices are assembled at facilities located in mainland China. The importation of these products from China exposes us to the possibility of product supply disruption and increased costs in the event of changes in the policies of the Chinese government, political unrest or unstable economic conditions in China or developments in the United States or European Union that are adverse to trade, including enactment of protectionist legislation. In 2019, a portion of our hardware products became subject to tariffs. If such tariffs increase in amount or scope, our financial results could be negatively affected. In part to address these risks of manufacturing in mainland China, in 2020 we launched an initiative to establish limited manaufacturing in the European Union. At this time, we do not know whether this project will be successful or how much this project could mitigate the risks related to Chinese manufacturing. Regardless of the location of manufacturing, we continue to be exposed to supply chain risks and uncertainties related to disruptions caused by the COVID-19 pandemic.

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

Acquisitions, divestitures and other strategic transactions present many risks, and failure to realize the financial and strategic goals we anticipate could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, complementary businesses, technologies, services, products and other assets, divestitures, alliances, joint ventures and other portfolio actions. We also may enter into relationships with other businesses to expand our products and platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.

Our success depends, in part, upon our ability to identify suitable transactions; negotiate favorable contractual terms; comply with applicable regulations and receive necessary consents, clearances and approvals (including regulatory and antitrust clearances and approvals); integrate or separate businesses, operations technology and personnel; realize the full extent of the benefits, cost savings or synergies presented by strategic transactions; minimize potential losses of customers, business partners and key technical and managerial personnel; and minimize indemnities and potential disputes with buyers, sellers and strategic partners. In addition, execution or oversight of strategic transactions may result in the diversion of management attention from our existing business and may present financial, managerial and operational risks, including disruptions in our business because of the allocation of resources to consummate these transactions. Moreover, we might incur asset impairment charges related to acquisitions or divestitures that reduce our earnings.

With respect to acquisitions in particular, our failure to successfully structure or manage the transactions could seriously harm our financial condition or operating results. The expected benefits of any acquisition may not be realized. In connection with our recent acquisitions and any future purchases, we could face additional financial and operational risks beyond those described above, including: dilution of our stockholders, if we issue equity to fund these transactions; reduced liquidity, increased debt and higher amortization expenses; assumption of operating losses, increased expenses and liabilities; discovery of unanticipated issues and liabilities; failure to meet expected returns; and difficulty in maintaining financial reporting and internal control processes needed to be compliant with requirements applicable to companies subject to SEC reporting.

We also regularly review our portfolio for contributions to our objectives and alignment with our strategy, and we may pursue divestiture activities as a result of these reviews. However, we may not be successful in separating any underperforming or non-strategic assets, and gains or losses on any divestiture of, or lost operating income from, such assets may adversely affect our results of operations. Divestitures could also expose us to unanticipated liabilities or result in ongoing obligations, including transition service obligations and indemnity obligations.

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

In the future, as in the past, our quarterly operating results may vary significantly, resulting in a volatile stock price. Factors affecting our operating results include:

●	The level of competition;
●	The size, timing, cancellation or rescheduling of significant orders;
●	New product announcements or introductions by competitors;
●	Technological changes in the market for security products including the adoption of new technologies and standards;
●	Changes in pricing by competitors;
●	Our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;
●	Component costs and availability;
●	Achievement of significant market share in particular markets followed by declines as buying cycles may be multiple years apart;
●	The variability of revenue realized from individual customers as their buying patterns can vary significantly from period to period and is affected by the individual solutions purchased and the structure of the contract;
●	Our success in expanding our sales and marketing programs;
●	Market acceptance of new products and product enhancements;
●	Changes in foreign currency exchange rates; and
●	General economic conditions in the countries in which we operate.

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

The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, including the following:

●	Actual or anticipated fluctuations in our quarterly or annual operating results;
●	Differences between actual operating results and results estimated by analysts that follow our stock and provide estimates of our results to the market;
●	Differences between guidance relative to financial results, if given, and actual results;

●	Changes in market valuations of other technology companies, and cybersecurity companies in particular;
●	Investor acceptance of our strategies and the perception of our success in executing those strategies;
●	Announcements by us or our competitors of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	Additions or departures of key personnel;
●	Future sales of common stock;
●	The inclusion or exclusion of our stock in ETF’s, indices and other benchmarks, and changes made to methodologies connected therewith;
●	Trading volume fluctuations; and
●	Reactions by investors to uncertainties in the world economy and financial markets.

Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock

On June 10, 2020, the Board of Directors authorized a share repurchase program (“program”). Under the program, we are authorized to repurchase shares of our common stock from time to time in the open market, in privately negotiated transactions, or otherwise, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company’s sole discretion, up to an aggregate purchase price of $50.0 million. The timing and actual number of shares repurchased depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program does not obligate the Company to repurchase any dollar amount or number of shares of common stock. The authorization is effective until June 10, 2022. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

A small group of persons control a substantial amount of our common stock and could delay or prevent a change of control.

Mr. T. Kendall Hunt, our founder and former Chairman of the Board, beneficially owns approximately 12% of the outstanding shares of our common stock. In addition, Blackrock, Inc. holds approximately 12% of ownership, Legion Partners Asset Management holds approximately 7% of ownership, The Vanguard Group holds approximately 6% of ownership, Legal & General Investment Management LTD holds approximately 5% of ownership, and Sylebra Capital LTD holds approximately 5% of ownership.

The concentration of ownership may have the effect of discouraging, delaying or preventing a change in control and may also have an adverse effect on the market price of our common stock.

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

Our business could be adversely affected as a result of actions of activist stockholders.

Although we strive to maintain constructive, ongoing communications with all of our stockholders, and welcome their views and opinions with the goal of enhancing value for all of our stockholders, our stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes or acquire control of the Company. Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming and could divert the attention of our Board of Directors and senior management from the management of our operations and the pursuit of our business strategy.

Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy or changes to the composition of our Board of Directors or senior management team arising from proposals by activist stockholders or a proxy contest could lead to the perception of a change in the direction of our business or instability that may be exploited by our competitors and/or other activist stockholders, result in the loss of potential business opportunities, result in the loss of our employees and business partners and make it more difficult to pursue our strategic initiatives or attract and retain qualified personnel and business partners, any of which could have an adverse effect on our business, financial condition and operating results.

Further, actual or perceived actions of activist stockholders may cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the Company’s underlying fundamentals and prospects.

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
2.The products we have traditionally sold and continue to sell to our customers contain technology that incorporates the use of secret numbers and encryption technology; and
3.Solutions delivered on a software-as-a-service basis, from both public and private cloud models, which may process and store confidential, personal, health and financial information and which may rely on third parties for some or all of the solution.

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

Our ability to commercialize our products by incorporating third-party, open-source software may be restricted because, among other reasons:

●	the terms of open-source license agreements are unclear and subject to varying interpretations, which could result in unforeseen obligations regarding our proprietary products or claims of infringement;
●	it may be difficult to determine the developers of open-source software and whether such licensed software infringes another party’s intellectual property rights;
●	competitors may have equal access to these open source products, which may help them develop competitive products; and
●	open-source software potentially increases customer support costs because licensees can modify the software and potentially introduce errors, which could also increase the risk of vulnerabilities available to hackers.

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

A portion of our products are based on cryptographic technology. With cryptographic technology, a user is given a key that is required to encrypt and decode messages. The security afforded by this technology depends on the integrity of a user’s key and in part on the application of algorithms, which are advanced mathematical factoring equations. These codes may eventually be broken or become subject to government regulation regarding their use, which would render our technology and products less effective. The occurrence of any one of the following could result in a decline in demand for our technology and products:

●	Any significant advance in techniques for attacking cryptographic systems, including the development of an easy factoring method or faster, more powerful computers;
●	Publicity of the successful decoding of cryptographic messages or the misappropriation of keys; and
●	Increased government regulation limiting the use, scope or strength of cryptography.

Risks Related to International Operations

We face a number of risks associated with our international operations, any or all of which could result in a disruption in our business and a decrease in our revenue.

In 2020, approximately 88% of our revenue and approximately 73% of our operating expenses were generated/incurred outside of the U.S. In 2019, approximately 89% of our revenue and approximately 72% of our operating expenses were generated/incurred outside of the U.S. In 2018, approximately 91% of our revenue and approximately 71% of our operating expenses were generated/incurred outside of the U.S. A severe economic decline in any of our major foreign markets could adversely affect our results of operations and financial condition.

In addition to exposures to changes in the economic conditions of our major foreign markets, we are subject to a number of risks any or all of which could result in a disruption in our business and a decrease in our revenue. These include:

●	Inconsistent regulations and unexpected changes in regulatory requirements;
●	Export controls relating to our technology;
●	Difficulties and costs of staffing and managing international operations, including maintaining internal controls and closing or restructuring such operations;
●	Potentially adverse tax consequences;
●	Wage and price controls or protection;
●	Uncertain protection for intellectual property rights, contractual rights and collecting accounts receivable;
●	Imposition of trade barriers;
●	Differing technology standards;
●	Uncertain demand for our solutions in individual countries, even if there were past sales;
●	Linguistic and cultural differences;

●	A widely distributed workforce;
●	Difficulty in providing support and training to customers in certain international locations;
●	Economic and political instability, including uncertainties in market conditions caused by the COVID-19 pandemic; and
●	Social unrest, health crises, and cultural barriers or changes.

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

We have sales personnel in our offices near Brussels, Belgium, Singapore, Tokyo, Japan, Dubai, Zurich, Switzerland, Chicago, Illinois, London, United Kingdom, Boston, Massachusetts, Sydney, Australia, and in several field offices around the world.

All of our properties are leased.

Item 3 - Legal Proceedings

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

We include various types of indemnification clauses in our agreements. These indemnifications may include, but are not limited to, infringement claims related to our intellectual property, direct damages and consequential damages. The type and amount of such indemnifications vary substantially based on our assessment of risk and reward associated with each agreement. We believe the estimated fair value of these indemnification clauses is minimal, and we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. We have no liabilities recorded for these clauses as of December 31, 2020.

We have been involved in an ongoing dispute with a German company, Onespin solutions GmbH, regarding the co-existence of, or alleged infringement with, its trademark in certain jurisdictions for “ONESPIN” and our trademark in certain jurisdictions for “ONESPAN”. Onespin sells integrated circuit integrity verification solutions for use in the system on chip software development process flow. During the fourth quarter of 2020, we reached a settlement with Onespin on these matters. The amount of the settlement was not material from a financial perspective. We consider this matter to now be closed.

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

A complaint, related in subject matter to the Securities Class Action, was filed on October 23, 2020 against certain of OneSpan’s officers and directors, and names OneSpan as a nominal defendant. The case is captioned Klein v. Boroditzky, et al., No. 1:20-cv-06310 (N.D. Ill.) (the “Derivative Action” and, collectively with the Securities Class Action, the “Litigation”). The plaintiff asserts claims for breach of fiduciary duty, abuse of control and corporate waste, as well as a claim for contribution under Sections 10(b) and 21D of the Exchange Act, based on the same alleged wrongdoing pled in the Securities Class Action. We intend to defend against the Litigation vigorously.

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

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001 per share, trades on the NASDAQ Capital Market under the symbol OSPN.

The following table sets forth the range of high and low daily closing prices of our common stock on the NASDAQ Capital Market for the past two years.

2020	High	Low
Fourth quarter	$26.60	$18.20
Third quarter	32.96	18.84
Second quarter	27.93	14.89
First quarter	20.39	10.95

2019	High	Low
Fourth quarter	$19.74	$14.13
Third quarter	16.68	12.95
Second quarter	19.41	13.40
First quarter	21.55	12.40

On February 18, 2021, there were 111 registered holders and approximately 9,670 street name holders of the Company’s common stock.

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

During the year ended December 31, 2020, the Company repurchased 0.3 million shares of the Company’s stock for $5.0 million in the aggregate at an average cost of $20.10 per share under its repurchase program. An additional 0.1 million shares of its common stock were withheld to satisfy the mandatory tax withholding requirements upon vesting of restricted stock for $2.0 million at an average cost of $21.08 per share.

The following table provides information relating to our purchase of shares of our common stock in the fourth quarter of 2020 (in thousands, except per share amounts):

			Total Number
			of Shares	Maximum
			Purchased as	Dollar Value of Shares
	Total		Part of Publicly	that May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares Purchased	Price Paid	Plans or	the Plans or
Period	(1)	per Share	Programs	Programs
October 1, 2020 through October 31, 2020	—	$—	—	50,000
November 1, 2020 through November 30, 2020	50	$18.94	50	49,050
December 1, 2020 through December 31, 2020	204	$20.78	200	44,970
(1)	Transactions represent surrender of vested shares in satisfaction of tax withholdings by grantees under the Company’s Equity Incentive Plans.

Stock Performance Graph

The Stock Performance Graph below compares the cumulative total return through December 31, 2020 assuming reinvestment of dividends, by an investor who invested $100.00 on December 31, 2015, in each of (i) our common stock, (ii) the Russell 2000 index, (iii) the Standard Industrial Code Index 3577 – Computer Peripheral Equipment, NEC and (iv) a comparable industry (the peer group) index selected by the Company. The peer group for this purpose consists of: American Software, Inc., Appian Corporation, BlackLine, Inc., CPI Card Group, Inc., FireEye, Inc., ProofPoint, Inc., PROS Holdings, Inc., Q2 Holdings, Inc., QAD, Inc., Qualys, Inc., Rapid7, Inc., SecureWorks Corp., Varonis Systems, Inc. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2020
OneSpan Inc.
Russell 2000 Index
3577 - Computer Peripheral Equipment, NEC
Peer Group
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
2015
2016
2017
2018
2019
2020

Item 6 - Selected Financial Data (in thousands, except per share data)

The following table presents selected consolidated financial data for the periods indicated. The following information should be read in conjunction with the consolidated financial statements and the accompanying notes and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K. We have revised the prior period consolidated financial statements for the years ended December 2019 and 2108 to reflect immaterial errors identified and described within Note 2 - Summary of Significant Accounting Policies and summarized within Note 3 - Revision of Prior Period Financial Statements.

	Year Ended December 31,
	2020	2019	2018*	2017*	2016*
Statements of Operations Data:
Revenue	$215,691	$253,484	$211,336	$193,291	$192,304
Operating income (loss)	(5,258)	14,189	(920)	6,192	9,599
Net income (loss)	(5,455)	7,864	3,044	(22,399)	10,514
Diluted net income (loss) per common share	(0.14)	0.20	0.08	(0.56)	0.27

Balance Sheet Data:
Cash and equivalents	$88,394	$84,282	$76,708	$78,661	$49,345
Working capital	131,874	135,989	118,797	161,784	139,199
Total assets	375,203	382,542	351,882	337,622	327,270
Long term obligations	42,559	46,436	28,028	33,539	6,148
Total stockholders equity	257,340	262,294	251,639	237,930	253,162

*Prior period amounts are presented under ASC 605 and ASC 985-20.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except head count, ratios, time periods and percentages)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under Item 1A – Risk Factors and elsewhere in this Form 10-K. These risks could cause our actual results to differ materially from any future performance suggested below. Please see “Forward Looking Statements” at the beginning of this Form 10-K.

The Company has excluded discussion of the comparison of the years ended December 31, 2019 and 2018 from this Form 10-K., which can be found in the annual report on Form 10-K for the period ended December 31, 2019, filed on March 16, 2020.

Revision of Previously Issued Financial Statements

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in this Annual Report. We have revised our prior period financial statements to reflect the correction of immaterial errors as described in this Annual Report in Notes to the Consolidated Financial Statements, Note 3 – Revision of Previously Issued Financial Statements.

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

Financial Results and Outlook

Beginning in the Summer of 2020 and continuing through the year ended December 31, 2020, we experienced lengthened sales cycles and reduced demand for some of our security solutions due to economic uncertainty connected with the COVID-19 pandemic. The most significant impact of the pandemic on our business has been a sharp drop in demand for our hardware authentication products and delays in the implementation of certain software security solutions.

In addition, we believe demand for our hardware offerings declined in favor of our mobile and cloud security solutions as customers increasingly adopted digital alternatives in 2020. Finally, we saw strong demand for our hardware solutions in Europe during 2019 that did not repeat in 2020 due to many of our customers complying with banking regulations imposed by Payment Services Directive 2 (“PSD2”). As a result, our hardware revenues for 2020 were substantially below such revenues as compared to 2019.

In the current and future periods, we may experience weaker customer demand, requests for discounts or extended payment terms, customer bankruptcies, supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors that could negatively impact the Company and its business, operations and financial results.

As we cannot predict the duration or scope of the pandemic or its impact on economic and financial markets, any negative impact to our results cannot be reasonably estimated, but it could be material. We continue to monitor closely the Company’s financial health and liquidity and the impact of the pandemic on the Company. We are able to serve the needs of our customers while taking steps to protect the health and safety of our employees, customers, partners, and communities. See Part I – Item 1A – Risk Factors of this Form 10-K for additional information regarding the potential impact of COVID-19 on the Company.

Overview

We design, develop and market digital solutions for identity, security, and business productivity that protect and facilitate electronic transactions via mobile and connected devices. We are a global leader in providing anti-fraud and digital transaction management solutions to financial institutions and other businesses. Our solutions secure access to online accounts, data, assets, and applications for global enterprises; provide tools for application developers to easily integrate security functions into their web-based and mobile applications; and facilitate end-to-end financial agreement automation including digital identity verification, electronic signature and electronic notarization. Our core technologies, multi-factor authentication, electronic signature, and transaction signing, strengthen the process of preventing hacking attacks against online and mobile transactions. This allows companies to transact business safely and with an improved customer experience for remote customers.

We offer cloud based and on-premises solutions using both open standards and proprietary technologies. Some of our proprietary technologies are patented. Our products and services are used for authentication, fraud mitigation, e-signing transactions and documents, and identity management in Business-to-Business (“B2B”), Business-to-Employee (“B2E”) and Business-to-Consumer (“B2C”) environments. Our target market is business processes using an electronic interface, particularly the Internet, where there is risk of account takeover or new account fraud. Our products can increase security associated with accessing business processes, reduce losses from unauthorized access, help customers comply with regulations, enhance the end-user experience, and reduce the cost of business processes by automating activities previously performed manually.

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

Our primary growth strategy is to make digital banking more accessible, secure, easy and valuable. Our key growth objectives include:

●	Expanding our portfolio of services that enable institutions to mitigate fraud, reduce operational costs, comply with regulations, easily on-board customers, and adaptively authenticate transactions and reduce time to deploy;
●	Automating and securing digital customer journeys to remotely verify identities, mitigate application fraud and secure account opening and transactions;
●	Increasing sales to existing customers and acquiring new customers;
●	Driving increased demand for our products in new applications, new markets, and new territories;
●	Expanding our channel partner ecosystem; and
●	Strategically acquiring companies that expand our technology portfolio or customer base and increase our recurring revenue.

Our Business Model

We offer our products through a product sales and licensing model or through our services platform, which includes our cloud-based service offerings.

Our solutions are sold worldwide through our direct sales force, as well as through distributors, resellers, systems integrators, and original equipment manufacturers. Our sales force is able to offer customers a choice of an on-site implementation using our traditional on-premises model or a cloud implementation for some solutions using our services platform.

Industry Growth

Economic instability related to the COVID-19 pandemic impacted our results for the year ended December 31, 2020. As economic conditions recover, we believe the global markets for authentication, fraud mitigation, agreement automation, and electronic signature solutions will continue to grow driven by dynamic and growing threat environments, increased focus on the digital experience for mobile and online users, new government regulations, and continued growth in electronic commerce. The rate of growth in each country around the world may vary significantly based on local culture, competitive position, economic conditions, and the use of technology.

Economic Conditions

Our revenue may vary significantly with changes in the economic conditions in the countries in which we currently sell products. With our current concentration of revenue in Europe and specifically in the banking and finance vertical market, significant changes in the economic outlook for the European Banking market may have a significant effect on our revenue.

The COVID-19 pandemic and the various responses of governments around the world have caused significant and widespread uncertainty, volatility and disruptions in the U.S. and global economies, including in the regions in which we operate. See Part I, Item 1A – Risk Factors of this Form 10-K for additional information regarding the potential impact of COVID-19 on the Company.

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

While we are not aware of any cyber incidents during the year ended December 31, 2020 that had a significant impact on our business, it is possible that we could experience an incident in future years, which could result in unanticipated costs.

Currency Fluctuations

In 2020, approximately 88% of our revenue and approximately 73% of our operating expenses were generated/incurred outside of the U.S. In 2019, approximately 89% of our revenue and approximately 72% of our operating expenses were generated/incurred outside of the U.S. In 2018, approximately 91% of our revenue and approximately 71% of our operating expenses were generated/incurred outside of the U.S. As a result, changes in currency exchange rates, especially the Euro exchange rate and the Canadian Dollar exchange rate, can have a significant impact on revenue and expenses.

While the majority of our revenue is generated outside of the U.S., a significant amount of our revenue earned during the year ended December 31, 2020 was denominated in U.S. Dollars. In 2020, approximately 44% of our revenue was denominated in U.S. Dollars, 51% was denominated in Euros and 5% was denominated in other currencies. In 2019, approximately 47% of our revenue was denominated in U.S. Dollars, 49% was denominated in Euros and 9% was denominated in other currencies. In 2018, approximately 58% of our revenue was denominated in U.S. Dollars, 30% was denominated in Euros, and 12% was denominated in other currencies.

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

The financial position and the results of operations of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland, Singapore and Canada, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates generated comprehensive gain of $4.5 million in 2020, comprehensive gain of $1.5 million in 2019 and comprehensive loss of $5.5 million in 2018. These amounts are included as a separate component of stockholders’ equity. The functional currency for our subsidiaries in Switzerland, Singapore and Canada is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other income (expense). Foreign exchange transaction gains aggregated less than $0.1 million for the year ended December 31, 2020. We reported foreign exchange transaction losses of $1.5 million and $0.2 million during the years ended December 31, 2019 and 2018, respectively.

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

Generally, the most significant factor driving our operating expenses is headcount. Direct compensation and benefit plan expenses generally represent between 60% and 65% of our operating expenses. In addition, a number of other expense categories are directly related to headcount. We attempt to manage our headcount within the context of the economic environments in which we operate and the investments we believe we need to make for our infrastructure to support future growth and for our products to remain competitive.

Historically, operating expenses have been impacted by changes in foreign exchange rates. We estimate the change in currency rates in 2020 compared to 2019 resulted in an increase in operating expenses of approximately $0.7 million in 2020.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. For full-year 2020, 2019, and 2018, operating expenses included $6.0 million, $5.3 million, and $6.1 million, respectively, related to stock-based and long-term incentive plans. Long-term incentive plan compensation expense includes both cash and stock-based incentives.

●	Sales and marketing. Sales and marketing expenses consist primarily of personnel costs, commissions and bonuses, trade shows, marketing programs and other marketing activities, travel, outside consulting costs, and long-term incentive compensation. We expect sales and marketing expenses to increase in absolute dollars as we continue to invest in sales resources in key focus areas, although our sales and marketing expenses may fluctuate as a percentage of total revenue.
●	Research and development. Research and development expenses consist primarily of personnel costs and long-term incentive compensation. We expect research and development expenses to increase in absolute dollars as we continue to invest in our future solutions, although our research and development expenses may fluctuate as a percentage of total revenue.
●	General and administrative. General and administrative expenses consist primarily of personnel costs, legal and other professional fees, and long-term incentive compensation. We expect general and administrative expenses to increase in absolute dollars although our general and administrative expenses may fluctuate as a percentage of total revenue.
●	Amortization/impairment of intangible assets. Acquired intangible assets are amortized over their respective amortization periods, and are periodically evaluated for impairment.

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

	Years ended December 31,		Change
	2020	2019	$	%

	(in thousands)
Revenue
Hardware	$81,849	$127,005	$(45,156)	(36)%
Software licenses	51,137	56,308	(5,171)	(9)%
Subscription	27,788	22,280	5,508	25%
Professional services	5,689	5,759	(70)	(1)%
Maintenance, support and other	49,228	42,132	7,096	17%
Total revenue	$215,691	$253,484	$(37,793)	(15)%

Total revenue decreased $37.8 million or 15%, during the year ended December 31, 2020 compared to the year ended December 31, 2019. The overall decrease in revenue was comprised of a $45.2 million decrease in hardware revenue and a $13.7 million decrease in perpetual software license revenue, partially offset by an increase in recurring revenue, which is the portion of our revenue subject to future renewal. Recurring revenue, comprised of subscription, term-based software license, and maintenance, support and other revenue, increased $21.1 million or 26% during the year ended December 31, 2020, compared to the year ended December 31, 2019. Year-over-year revenue comparisons were affected by the one-time positive impact on 2019 revenue from the PSD2 regulation deadline. We also experienced reduced demand for our hardware products and perpetual software licenses due to an uncertain near-term business outlook for certain of our customers as a result of the pandemic.

Product and license revenue decreased $50.3 million or 27% during the year ended December 31, 2020 compared to the year ended December 31, 2019, which was largely driven by a decrease in hardware sales. Hardware sales increased during the year ended December 31, 2019 related to the PSD2 regulation deadline. The decrease in hardware sales in 2020 is attributed to a reduction in demand following the PSD2 deadline, increased adoption of digital alternatives, and reduced demand due to the pandemic. Perpetual software license sales also decreased during the year ended December 31, 2020 compared to the year ended December 31, 2019, which we attribute to our strategy focused on growing recurring software revenue over perpetual licenses combined with softened demand as a result of the pandemic.

Services and other revenue increased by $12.5 million, or 18% during the year ended December 31, 2020 compared to the year ended December 31, 2020. The increase for the year ended December 31, 2020 compared to the same period in 2019 was driven by higher subscription and maintenance revenue.

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

Revenue by Geographic Regions: We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes sales in North, Central, and South America; and 3) Asia Pacific (APAC), which also includes Australia, New Zealand, and India. The breakdown of revenue in each of our major geographic areas was as follows:

	Years ended December 31,
	2020	2019	$ Change	% Change

	(in thousands)
Revenue
EMEA	$ 117,086	$ 145,942	($ 28,856)	(20)%
Americas	53,171	61,577	(8,406)	(14)%
APAC	45,434	45,965	(531)	(1)%
Total revenue	$ 215,691	$ 253,484	($ 37,793)	(15)%

% of Total Revenue
EMEA	54%	58%
Americas	25%	24%
APAC	21%	18%

For the year ended December 31, 2020, revenue generated in EMEA was $28.9 million or 20% lower than the same period in 2019, driven by lower hardware sales, partially offset by higher maintenance and professional services revenue. Hardware revenue comparisons were affected by the one-time positive impact on 2019 revenue from the PSD2 regulation deadline.

For the year ended December 31, 2020, revenue generated in the Americas was $8.4 million or 14% lower than the same period in 2019, driven by lower hardware and software license revenue, partially offset by higher subscription revenue.

For the year ended December 31, 2020, revenue generated in the Asia Pacific region was $0.5 million or 1% lower than the same period in 2019, driven by lower hardware revenue, partially offset by higher maintenance and professional services revenue.

Cost of Goods Sold and Gross Margin

	Year ended December 31,
	2020	2019	$	% Change

	(in thousands)
Cost of goods sold
Product and license	$ 41,820	$ 63,393	($ 21,573)	(34)%
Services and other	21,619	18,569	3,050	16%
Total cost of goods sold	$ 63,439	$ 81,962	($ 18,523)	(23)%

Gross profit	$ 152,252	$ 171,522	(19,270)	(11)%

Gross margin
Product and license	69%	65%
Services and other	74%	74%
Total gross margin	71%	68%

The cost of product and license revenue decreased $21.6 million or 34% during the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in cost of product and license was driven by lower hardware sales.

The cost of services and other revenue increased by $3.1 million, or 16% during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in cost of services and other revenue is reflective of higher subscription revenue, which has increased cloud-based infrastructure costs.

Gross profit decreased $19.3 million, or 11% during the year ended December 31, 2020 compared to the year ended December 31, 2019. Gross profit margin was 71% for the year ended December 31, 2020, compared to 68% for the year ended December 31, 2019. The increase in profit margin for the year ended December 31, 2020 was driven by stronger margins for product and license.

The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies including the Euro. The impact of changes in currency rates are estimated to have increased revenue by $2.0 million for the year ended December 31, 2020. Had currency rates in 2020 been equal to rates in 2019, the gross profit margins would have been approximately one percentage point lower for the year ended December 31, 2020.

Operating Expenses

	Year ended December 31,
	2020	2019	$	% Change

	(in thousands)
Operating costs
Sales and marketing	$60,856	$61,503	($ 647)	(1)%
Research and development	41,194	42,463	(1,269)	(3)%
General and administrative	46,338	43,897	2,441	6%
Amortization of intangible assets	9,122	9,470	(348)	(4)%
Total operating costs	$157,510	$157,333	$ 177	0%

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.6 million, or 1% during the year ended December 31, 2020 compared to the year ended December 31, 2019. Lower travel spend were partially offset by costs associated with higher headcount during the year ended December 31, 2020.

Average full-time sales and marketing employee headcount for year ended December 31, 2020 was 356, compared to 319 for year ended December 31, 2019. Average headcount in 2020 was 12% higher than in 2019.

Research and Development Expenses

Research and development expenses decreased $1.3 million, or 3% during the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in expense for the year ended December 31, 2020 was primarily driven by lower cloud computing costs for our test environment and lower travel costs, partially offset by higher personnel costs.

Average full-time research and development employee headcount for year ended December 31, 2020 was 328, compared to 302 for year ended December 31, 2019. Average headcount in 2020 was 9% higher than in 2019.

General and Administrative Expenses

General and administrative expenses increased $2.4 million, or 6% during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in general and administrative expenses for the year ended December 31, 2020 was driven by higher personnel costs which included additional stock comp due to an increase in eligible participants. The increase in expense was also driven by higher consulting spend, additional expense for subscription software tools and higher bad debt expense driven by a higher allowance for the likely adverse impact of the COVID-19 pandemic. Lower travel costs partially offset spend increases.

Average full-time general and administrative employee headcount for year ended December 31, 2020 was 125, compared to 113 for the year ended December 31, 2019. Average headcount in 2020 was 11% higher than in 2019.

Amortization of Intangible Assets

Amortization of intangible assets for the year ended December 31, 2020 was $9.1 million, compared to $9.5 million for the year ended December 31, 2019, a decrease of $0.3 million or 4%. The decrease was driven by certain technology assets becoming fully amortized during the year.

Interest Income, net

	Year ended December 31,
	2020	2019	$ Change	% Change
	(in thousands)
Interest income, net	$ 404	$ 747	($ 343)	(46)%

Interest income, net was $0.4 million for the year ended December 31, 2020, compared to $0.7 million for the year ended December 31, 2019. The decrease in interest income for 2020 compared to 2019 reflects a decrease in interest rates during the year ended December 31, 2020.

Other Income, Net

	Year ended December 31,
	2020	2019	$ Change	% Change

	(in thousands)
Other income (expense), net	$ 1,434	($ 527)	$ 1,961	(372)%

Other income (expense) , net primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our research and development in those countries, and other miscellaneous non-operational, non-recurring expenses.

Other income (expense), net for the year ended December 31, 2020 was $1.4 million, compared to $(0.5) million for the year ended December 31, 2019. Higher income for the year ended December 31, 2020 was primarily driven by exchange gains on transactions that are denominated in currencies other than our subsidiaries’ functional currencies.

Provision for income taxes

	Year ended December 31,
	2020	2019	$	% Change

	(in thousands)
Provision for income taxes	$ 2,035	$ 6,545	($ 4,510)	(69)%

Income tax expense for the year ended December 31, 2020 was $2.0 million compared to $6.5 million for the year ended December 31, 2019. The decrease in expense was attributable to decreased profits in the period excluding losses at entities where we cannot record a tax benefit, as well as a higher uncertain tax positions recorded in 2019 of $1.6 million.

Loss Carryforwards Available

At December 31, 2020, we have gross deferred tax assets of $30.0 million resulting from foreign and state NOL carryforwards of $119.5 million and other foreign deductible carryforwards of $64.7 million. At December 31, 2020, we have a valuation allowance of $19.8 million against deferred tax assets related to certain carryforwards. See Note 13 – Income taxes for more information regarding carryforwards and valuation allowances.

Liquidity and Capital Resources

As of December 31, 2020, we had net cash balances (total cash and cash equivalents) of $88.4 million and short-term investments of $26.9 million. Short term investments consist of U.S. treasury bills and notes, government agency notes, corporate notes and bonds, and high quality commercial paper with maturities at acquisition of more than three months and less than twelve months. At December 31, 2019, we had net cash balances of $84.3 million and short-term investments of $25.5 million.

We are in a lease agreement that required a letter of credit in the amount of $0.8 million to secure the obligation. The restricted cash related to this letter of credit is recorded in other non-current assets on the Consolidated Balance Sheet at December 31, 2020 and December 31, 2019.

As of December 31, 2020, we held $52.0 million of cash and cash equivalents in subsidiaries outside of the United States. Of that amount, $51.4 million is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.

We believe that our financial resources are adequate to meet our operating needs over the next twelve months.

Our cash flows are as follows:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Cash provided by (used in):
Operating activities	$ 14,922	$ 18,244	1,226
Investing activities	(4,664)	(9,893)	194
Financing activities	(7,060)	(569)	(970)
Effect of foreign exchange rate changes on cash and cash equivalents	914	(208)	(1,556)

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

For the year ended December 31, 2020, $14.9 million of cash was provided by operating activities. Cash of $18.2 million and $1.2 million was provided by operating activities for the years ended December 31, 2019 and 2018, respectively.

Our working capital at December 31, 2020 was $131.9 million, a decrease of $4.1 million or 3% from $136.0 million at December 31, 2019. The decrease is due to lower accounts receivable and higher deferred revenue, driven by the timing of revenue contracts with customers.

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

For the year ended December 31, 2020 and December 31, 2019, cash of $4.7 million and $9.9 million, respectively, was used in investing activities, which was primarily driven by the purchase of property and equipment, as well as purchases of short term investments which were partially offset by the maturity of short term investments.

For the year ended December 31, 2018, cash of $0.2 million was provided by investing activities, which was driven by the maturity of short term investments, partially offset by the purchase of Dealflo and purchase of short term investments.

Financing Activities

The changes in cash flows from financing activities primarily related to the purchases of common stock under our share repurchase program and tax payments for restricted stock issuances.

On June 10, 2020, the Board of Directors authorized a share repurchase program (“program”), pursuant to which the Company can repurchase up to $50.0 million of issued and outstanding common stock. Share purchases under the program will take place in open market transactions or in privately negotiated transactions and may be made from time to time depending on market conditions, share price, trading volume, and other factors. The timing of the repurchases and the amount of stock repurchased in each transaction is subject to OneSpan’s sole discretion and will depend upon market and business conditions, applicable legal and credit requirements and other corporate considerations. During the year ended December 31, 2020, the Company repurchased 0.3 million shares of the Company’s stock for $5.0 million in the aggregate at an average cost of $20.10 per share under its repurchase program. The authorization is effective until June 10, 2022 unless the total amount has been used or authorization has been cancelled.

For the year ended December 31, 2020, net cash used in financing activities was $7.1 million, which was comprised of $5.0 million of common stock repurchased and $2.0 million of tax payments for restricted stock issuances.

Cash of $0.6 million and $1.0 million was used in financing activities during the years ended December 31, 2019 and December 31, 2018, respectively. The cash usage was comprised of tax payments for restricted stock issuances in both periods.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of December 31, 2020:

	Payments due by period
			2-3	4-5	More than
	Total	1 year	years	years	5 years
Operating lease obligations	$15,254	$2,814	$4,646	$2,527	$5,267
Purchase obligations	23,921	20,586	3,323	12	—
Taxes payable	7,148	1,053	3,027	3,068	—
	$46,323	$24,453	$10,996	$5,607	$5,267

We have purchase obligations of $23.9 million, including $12.7 million of inventory purchase obligations which are expected to be consummated in the next 12 months, $5.8 million of committed hosting arrangements which will be used in the next one to four years, and $5.4 million for other software agreements related to the administration of our business which range from one to five years.

The operating lease obligations above do not include common area maintenance (“CAM”) charges or real estate taxes under our operating leases, for which the Company is also obligated. These charges are generally not fixed and can fluctuate from year to year.

Taxes payable primarily represents deemed repatriation tax from 2017. The Company had $0.5 million, $2.9 million and $0.4 million of unrecognized tax benefits as of December 31, 2020, December 31, 2019 and December 31, 2018, respectively, which have been set aside in a reserve in accordance with ASC 740 Income Taxes. The amounts are not included in the above table as the timing of payment of such obligations, if any, is not determinable.

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

Revenue Recognition

On January 1, 2018, we adopted FASB Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers”, or “Topic 606” using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606. We recorded a net increase to opening Retained Earnings of $11.9 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the accounting impacts of our customer contracts that include a term license to our software, as well as the impact of accounting for costs incurred to obtain our contracts. See Note 6 - Revenue for further details. We determine revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when, or as, we satisfy a performance obligation.

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

Product Revenue: Revenue from the sale of security hardware is recorded upon shipment, which is the point at which control of the goods are transferred and the completion of the performance obligations, unless there are specific terms that would suggest control is transferred at a later date (e.g. delivery). No significant obligations or contingencies typically exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized. Customer invoices and subsequent payments normally correspond with delivery.

License Revenue: Revenue from the sale of software licenses is recorded upon the latter of when the customer receives the ability to access the software or when they are legally allowed to use the software.  No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized. Contracts with customers for distinct licenses of intellectual property include perpetual licenses, which grant the customer unlimited access to the software, and term licenses which limit the customer’s access to the software to a specific time period. We offer term licenses ranging from one to five years in length.  Customer payments normally correspond with delivery for perpetual licenses.  For term licenses, payments are either on installment or in advance.  In limited circumstances, we integrate third party software solutions into our software products.  We have determined that, consistent with our conclusion under prior revenue recognition rules, generally we act as the principal with respect to the satisfaction of the related performance obligation and record the corresponding revenue on a gross basis from these transactions. For transactions in which we do not act as the principal, we would recognize revenue on a net basis.  The fees owed to the third parties are recognized as a component of cost of goods sold when the revenue is recognized.

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

Multiple-Element Arrangements

In our typical multiple-element arrangement, the primary deliverables include:

1.A client component (i.e. an item that is used by the person being authenticated in the form of either a new standalone hardware device or software that is downloaded onto a device that the customer already owns);

2.Server system software that is installed on the customer’s systems (i.e., software on the server system that verifies the identity of the person being authenticated) or licenses for additional users on the server system software if the server system software had been installed previously; and

3.Post contract support (PCS) in the form of maintenance on the server system software or support.

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

Significant Judgments

We enter into contracts to deliver a combination of hardware devices, software licenses, subscriptions, maintenance and support and, in some situations, professional services.  The Company evaluates the nature of the goods or services promised in these arrangements to identify the distinct performance obligations. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment depending on the terms and conditions of the respective customer arrangement. When a hardware client device and licenses to server software are sold in a contract, they are treated as a single performance obligation because the software license is deemed to be a component of the hardware that is integral to the functionality of the hardware that is used by our customers for identity authentication.  When a software client device is sold in a contract server software, the licenses are considered a single performance obligation to deliver the authentication solution to the customer. In either of these types of arrangements, maintenance and support and professional services are typically distinct separate performance obligations from the hardware or software solutions.  Our contracts to deliver subscription services typically do not include multiple performance obligations; however, in certain limited cases customers may purchase professional services that are distinct performance obligations.

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

Credit Losses

We adopted ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, on January 1, 2020. As a result of the adoption, we amended the accounting policies for the allowance for credit losses. In accordance with ASU No. 2016-13, the Company evaluates its allowance based on expected losses rather than incurred losses, which is known as the current expected credit loss (“CECL”) model. The allowance is determined using the loss rate approach and is measured on a collective (pool) basis when similar risk characteristics exist. Where financial instruments do not share risk characteristics, they are evaluated on an individual basis. The allowance is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

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

We recognize tax benefits for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our income tax returns that do not meet these recognition and measurement standards. Assumptions, judgments, and the use of estimates are required in determining whether the “more likely than not” standard has been met when developing the provision for income taxes.

We recognize the tax impact of including certain foreign earnings in U.S. taxable income as a period cost. We have recognized deferred income taxes for local country income and withholding taxes that could be incurred on distributions of non-U.S. earnings because we do not plan to indefinitely reinvest such earnings.

We monitor for changes in tax laws and reflect the impacts of tax law changes in the period of enactment.

Recently Issued Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which amends the Board’s guidance on the impairment of financial instruments. The ASU adds an impairment model that is based on expected losses rather than incurred losses, which is known as the current expected credit loss (“CECL”) model. The CECL model applies to most debt instruments (other than those measured at fair value), trade and other receivables, financial guarantee contracts, and loan commitments. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASC 326 as of January 1, 2020, using the cumulative-effect transition method with the required prospective approach. The cumulative-effect transition method enables an entity to record an allowance for expected credit losses at the date of adoption without restating comparative periods. The cumulative-effect adjustment for adoption of ASC 326 resulted in a decrease of $0.3 million in Accounts receivable, net of allowances and Retained Earnings as of January 1, 2020.

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

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14), which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, and earlier adoption is permitted. The adoption of the standard was not materially impactful to our consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplification for Accounting for Income Taxes, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 was effective beginning January 1, 2021. The adoption of this standard did not have a material impact on our financial statements.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. The guidance is effective upon issuance and can be applied through December 31, 2022. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Item 7A - Quantitative and Qualitative Disclosures about Market Risk (In thousands)

Foreign Currency Exchange Risk – In 2020, approximately 88% of our business was conducted outside the United States, primarily in Europe, Latin America and Asia/Pacific. A significant portion of our business operations is transacted in foreign currencies. As a result, we have exposure to foreign exchange fluctuations. We are affected by both foreign currency translation and transaction adjustments. Translation adjustments result from the conversion of the foreign subsidiaries’ balance sheets and income statements to U.S. Dollars at year-end exchange rates and weighted average exchange rates, respectively. Translation adjustments resulting from this process are recorded directly into stockholders’ equity. Transaction adjustments result from currency exchange movements when one of our companies transacts business in a currency that differs from its local currency. These adjustments are recorded as gains or losses in our statements of operations. Our business transactions are spread across numerous countries and currencies. This geographic diversity reduces the risk to our operating results. As noted in Management’s Discussion and Analysis above, we attempt to minimize the net impact of currency on operating earnings by denominating an amount of billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency.

Interest Rate Risk – We have minimal interest rate risk. We had no debt outstanding at December 31, 2020. Our cash, cash equivalents, and short term investments are invested in short-term instruments at current market rates. If rates were to increase or decrease by one percentage point, the Company’s interest income would increase or decrease approximately $0.3 million annually.

Item 8 - Financial Statements and Supplementary Data

The information in response to this item is included in our consolidated financial statements, together with the report thereon of KPMG LLP, appearing on pages F-1 through F-41 of this Form 10-K, and in Item 7 under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who, respectively, are our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2020. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure (i) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our management have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2020, to give reasonable assurance that the information required by us in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, led by our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Management’s evaluation of our internal control over financial reporting determined that the Company’s internal control over financial reporting was effective based on those criteria as of December 31, 2020.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the year ended December 31, 2020 included in this Annual Report on Form 10-K, and has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, included on page 53 of this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

Opinion on Internal Control Over Financial Reporting

We have audited OneSpan Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Chicago, Illinois
February 25, 2021

Item 9B – Other Information

On February 24, 2021, Naureen Hassan informed the Company’s Board of Directors that she will resign from the Board of Directors, effective March 1, 2021, as she has accepted a position in the public sector that precludes her continued role as a Board member of a publicly traded company.

Ms. Hassan did not advise the Company of any disagreement with the Company on any matters relating to its operations, policies or practices.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

All information in response to this Item is incorporated by reference to the “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Compliance” sections of OneSpan’s Proxy Statement to be filed with the SEC for the 2021 Annual Meeting of Stockholders.

The following sets forth certain information with regard to each executive officer of the Corporation. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

SCOTT M. CLEMENTS—Mr. Clements has served as OneSpan’s President and Chief Executive Officer since July 2017. From November 2016 to July 2017, he served as the Company’s President and Chief Operating Officer, and prior to that, Mr. Clements served as the Company’s Chief Strategy Officer since he joined the Company in December 2015. Before joining OneSpan, Mr. Clements spent eleven years at Tyco International where he most recently served as Corporate Senior Vice President, Business Development focused on technology acquisitions. Prior to that, Mr. Clements served as President of Tyco Retail Solutions and also as Tyco’s Chief Technology Officer. Before joining Tyco, Mr. Clements spent a decade at Honeywell International in domestic and international financial and operational leadership roles. Mr. Clements is 58 years old.

MARK S. HOYT—In November 2015, the Board of Directors appointed Mr. Hoyt to the positions of Chief Financial Officer and Treasurer. In March 2018, the Board also appointed Mr. Hoyt an Executive Vice President. Prior to joining the Company, Mr. Hoyt was the Chief Financial Officer of operations in Europe, Middle East and Africa for Groupon, Inc., and was based in Switzerland from 2012 to 2015, and from 2010 to 2012, he was Vice President of International Financial Operations of Groupon, Inc. and was based in Chicago. Mr. Hoyt is 53 years old.

STEVEN R. WORTH —Mr. Worth has served as OneSpan’s General Counsel, Chief Compliance Officer and Corporate Secretary since April 2016. Mr. Worth also has executive responsibility for corporate information security and product related security compliance. Prior to joining OneSpan, Mr. Worth spent five years at cloud software company SilkRoad Technology where he served as an Executive Vice President. Prior to that, Mr. Worth served five years as Vice President, General Counsel and Corporate Secretary of Diamond Management and Technology Consultants, an international publicly traded technology services company. Earlier in his career, Mr. Worth practiced law with the international firm Winston & Strawn. Mr. Worth is 50 years old.

Item 11 - Executive Compensation

The information in response to this Item is incorporated by reference to the “Executive Compensation” section of OneSpan’s Proxy Statement to be filed with the SEC for the 2021 Annual Meeting of Stockholders.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in response to this Item is incorporated by reference to the “Security Ownership of Certain Beneficial Owners, Directors and Management” section of OneSpan’s Proxy Statement to be filed with the SEC for the 2021 Annual Meeting of Stockholders.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information in response to this Item is incorporated by reference to the “Directors and Executive Officers” and “Transactions with Related Persons” sections of OneSpan’s Proxy Statement to be filed with the SEC for the 2021 Annual Meeting of Stockholders.

Item 14 - Principal Accounting Fees and Services

The information in response to this Item is incorporated by reference to the “Report of the Audit Committee” section of OneSpan’s Proxy Statement to be filed with the SEC for the 2021 Annual Meeting of Stockholders.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this Form 10-K.

(1)  The following consolidated financial statements and notes thereto, and the related independent auditors’ report, are included on pages F-1 through F-41 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

(2)  The following consolidated financial statement schedule of the company is included on page F-42 of this Form 10-K:

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned consolidated financial statements.

(3)  The following exhibits are filed with this Form 10-K or incorporated by reference as set forth at the end of the list of exhibits:

Exhibit Number	Description

2.1	Agreement for the Sale and Purchase of the Entire Issued Capital of Cronto Limited dated May 20, 2013. (Incorporated by reference – Form 8-K filed May 23, 2013.)

Exhibit Number	Description
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

3.1	Certificate of Incorporation of Registrant, as amended. (incorporated by reference – Form 8-K filed June 1, 2018.)

3.2	Bylaws of Registrant, as amended and restated January 3, 2019. (Incorporated by reference - Form 8-K filed on January 7, 2019.)

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

4.5*	Fiscal Year 2018 Form of Award Agreement for Deferred Stock under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan. (Incorporated by reference – Form 10-K filed March 8, 2018.)

4.6*	Form of Award Agreement for Restricted Stock Units under the OneSpan Inc. 2019 Omnibus Incentive Plan. (Incorporated by reference – Form 10-K filed March 16, 2020.)

4.7*	Form of Award Agreement for Performance-based Restricted Stock Units under the OneSpan Inc. 2019 Omnibus Incentive Plan. (Incorporated by reference – Form 10-K filed March 16, 2020.)

4.8*	Form of Award Agreement for Restricted Stock Units for Non-Employee Directors under the OneSpan Inc. 2019 Omnibus Incentive Plan. (Incorporated by reference – Form 10-K filed March 16, 2020.)

4.9*	OneSpan Inc. Cash Award Long-Term Incentive Plan Agreement under the OneSpan Inc. 2019 Omnibus Incentive Plan. (Incorporated by reference – Form 10-K filed March 16, 2020.)

10.1*

VASCO Data Security International, Inc. 2009 Equity Incentive Plan, effective December 19, 2008. (Incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Schedule 14A, filed with the SEC on April 30, 2009.)

10.2*	Employment Agreement, effective October 5, 2015, by and between VASCO Data Security International, Inc. and Mark Stephen Hoyt. (Incorporated by reference – Form 8-K filed October 5, 2015.)

Exhibit Number	Description
10.3*

Employment Agreement, dated December 1, 2015, by and between VASCO Data Security International, Inc. and Scott Clements, and Amendment No. 1 to Employment Agreement effective as of November 15, 2016. (Incorporated by reference – Form 8-K filed November 15, 2016)

10.4*	Employment Agreement, dated April 18, 2016 by and between VASCO Data Security International, Inc. and Steven Worth.

10.5*

Amendment No. 2 to Employment Agreement effective as of July 28, 2017, by and between VASCO Data Security International, Inc. (the “Company”), and Scott Clements further amending Employment Agreement entered into December 1, 2015 and first amended on November 15, 2016. (Incorporated by reference – Form 8-K filed July 28, 2017.)

10.6*

OneSpan Inc. 2019 Omnibus Incentive Plan (incorporated by reference from Attachment A to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 26, 2019.)

14.1	Amended Corporate Governance Guidelines of the Board of Directors of One Span Inc. and Subsidiaries.

14.2	OneSpan Inc. Code of Conduct and Ethics.

21	Subsidiaries of Registrant.

23	Consent of KPMG LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 25, 2021.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 25, 2021.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 25, 2021.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 25, 2021.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of OneSpan Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Accounting Principle

As discussed in Notes 2 and 11 to the consolidated financial statements, the Company has changed its method of accounting for credit losses on financial instruments as of January 1, 2020 due to the adoption of Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments, and as discussed in Notes 2 and 12 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue from contracts containing software licenses with terms and conditions that are unique to individual contracts

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company enters into contracts to deliver a combination of hardware devices, software licenses, subscriptions, maintenance and support and, in some situations, professional services. The Company evaluates the nature of the goods and services promised in these arrangements to identify the distinct performance obligations. Certain arrangements contain terms and conditions that are unique to the individual contracts and may vary with regard to the number and type of promises included. The Company recognized total revenue of $215.7 million for the year ended December 31, 2020.

We identified the evaluation of revenue from contracts containing software licenses with terms and conditions that are unique to individual contracts as a critical audit matter. Specifically, auditor judgment was required to evaluate the Company's identification of performance obligations in such contracts, including for contracts with new customers or contracts that were amended with existing customers.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process. This included controls relating to the identification of performance obligations and evaluation of unique terms and conditions present in individual contracts. We tested a selection of contracts, including contracts with new customers or contracts that were amended with existing customers, by obtaining and reading the underlying contract and accounting analysis to evaluate the Company’s identification performance obligations. Specifically, we evaluated the completeness and accuracy of the Company’s identification of terms and conditions that were unique to the selected contracts and the Company’s determination of the impact of those terms and conditions on revenue recognition.

/s/ KPMG LLP

We have served as the Company’s auditor since 1996.

Chicago, Illinois
February 25, 2021

OneSpan Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	2020	2019
ASSETS
Current assets
Cash and equivalents	$88,394	$84,282
Short term investments	26,859	25,511
Accounts receivable, net of allowances of $4,135 in 2020 and $2,524 in 2019	57,537	62,405
Inventories, net	13,093	19,819
Prepaid expenses	7,837	6,198
Contract assets	7,202	5,240
Other current assets	6,256	6,346
Total current assets	207,178	209,801
Property and equipment, net	11,835	11,454
Operating lease right-of-use assets	11,356	10,580
Goodwill	97,552	94,612
Intangible assets, net of accumulated amortization	27,196	36,209
Deferred income taxes	7,030	7,863
Contract assets - non-current	1,877	3,355
Other assets	11,179	8,668
Total assets	$375,203	$382,542
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,684	$10,835
Deferred revenue	43,417	30,338
Accrued wages and payroll taxes	13,649	15,415
Short-term income taxes payable	2,618	7,410
Other accrued expenses	8,334	8,786
Deferred compensation	1,602	1,028
Total current liabilities	75,304	73,812
Long-term deferred revenue	11,730	15,259
Long-term lease liabilities	12,399	11,299
Other long-term liabilities	10,423	8,297
Long-term income taxes payable	6,095	6,958
Deferred income taxes	1,912	4,623
Total liabilities	117,863	120,248
Stockholders' equity
Preferred stock: 500 shares authorized, none issued and outstanding at December 31, 2020 and 2019	—	—
Common stock: $.001 par value per share, 75,000 shares authorized; 40,353 and 40,207 shares issued; 40,353 and 40,207 shares outstanding at December 31, 2020 and 2019, respectively	40	40
Additional paid-in capital	98,819	96,109
Treasury stock, at cost, 250 and 0 shares outstanding at December 31, 2020 and 2019, respectively	(5,030)	—
Retained earnings	173,731	179,440
Accumulated other comprehensive loss	(10,220)	(13,295)
Total stockholders' equity	257,340	262,294
Total liabilities and stockholders' equity	$375,203	$382,542

See accompanying notes to consolidated financial statements.

OneSpan Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended December 31,
	2020	2019	2018
Revenue
Product and license	$132,986	$183,313	$152,054
Services and other	82,705	70,171	59,282
Total revenue	215,691	253,484	211,336

Cost of goods sold
Product and license	41,820	63,393	50,706
Services and other	21,619	18,569	14,107
Total cost of goods sold	63,439	81,962	64,813

Gross profit	152,252	171,522	146,523

Operating costs
Sales and marketing	60,856	61,503	63,805
Research and development	41,194	42,463	32,197
General and administrative	46,338	43,897	41,589
Amortization / impairment of intangible assets	9,122	9,470	9,852
Total operating costs	157,510	157,333	147,443

Operating income (loss)	(5,258)	14,189	(920)

Interest income, net	404	747	1,265
Other income (expense), net	1,434	(527)	2,264

Income (loss) before income taxes	(3,420)	14,409	2,609
Provision for income taxes	2,035	6,545	(435)

Net income (loss)	$(5,455)	$7,864	$3,044

Net income (loss) per share
Basic	$(0.14)	$0.20	$0.08
Diluted	$(0.14)	$0.20	$0.08

Weighted average common shares outstanding
Basic	40,035	40,050	39,932
Diluted	40,035	40,136	40,046

See accompanying notes to consolidated financial statements.

OneSpan Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the years ended December 31,
	2020	2019	2018
Net income (loss)	$(5,455)	$7,864	$3,044
Other comprehensive loss
Cumulative translation adjustment, net of tax	4,534	1,543	(5,516)
Pension adjustment, net of tax	(1,459)	(1,551)	797
Comprehensive income (loss)	$(2,380)	$7,856	$(1,675)

See accompanying notes to consolidated financial statements.

OneSpan Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury - Common Stock		Paid-In	Retained	Comprehensive	Stockholders
Description	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2017	40,086	40	—	—	90,307	156,151	(8,568)	237,930
Cumulative effect of change related to adoption of ASC 606, net of tax	—	—	—	—	—	11,929	—	11,929
Cumulative effect of change related to adoption of ASU 2016-16, net of tax	—	—	—	—	—	452	—	452
Net income (loss)	—	—	—	—	—	3,044	—	3,044
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(5,516)	(5,516)
Restricted stock awards	139	—	—	—	3,973	—	—	3,973
Tax payments for stock issuances	—	—	—	—	(970)	—	—	(970)
Pension adjustment, net of tax	—	—	—	—	—	—	797	797
Balance at December 31, 2018	40,225	40	—	—	93,310	171,576	(13,287)	251,639
Net income (loss)	—	—	—	—	—	7,864	—	7,864
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,543	1,543
Restricted stock awards	—	—	—	—	3,368	—	—	3,368
Tax payments for stock issuances	(18)	—	—	—	(569)	—	—	(569)
Pension adjustment, net of tax	—	—	—	—	—	—	(1,551)	(1,551)
Balance at December 31, 2019	40,207	$40	—	$—	$96,109	$179,440	$(13,295)	$262,294
Cumulative effect of change related to adoption of ASU 2016-13, net of tax	—	—	—	—	—	(254)	—	(254)
Net income (loss)	—	—	—	—	—	(5,455)	—	(5,455)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	4,534	4,534
Restricted stock awards	242	—	—	—	4,740	—	—	4,740
Tax payments for stock issuances	(96)	—	—	—	(2,030)	—	—	(2,030)
Pension adjustment, net of tax	—	—	—	—	—	—	(1,459)	(1,459)
Repurchase of common shares	(250)	—	250	(5,030)	—	—	—	(5,030)
Balance at December 31, 2020	40,103	$40	250	$(5,030)	$98,819	$173,731	$(10,220)	$257,340

See accompanying notes to consolidated financial statements.

OneSpan Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss) from operations	$(5,455)	$7,864	$3,044
Adjustments to reconcile net income (loss) from operations to net cash provided by (used in) operations:
Depreciation, amortization, and impairment of intangible assets	12,003	11,545	12,138
Loss on disposal of assets	118	69	(49)
Deferred tax benefit	(1,487)	(1,624)	(7,431)
Stock-based compensation	4,740	3,368	3,973
Changes in operating assets and liabilities:
Accounts receivable, net	6,792	(3,414)	(11,960)
Inventories, net	6,725	(5,391)	(2,388)
Contract assets	(191)	1,740	(2,167)
Accounts payable	(5,237)	3,628	(1,475)
Income taxes payable	(5,642)	158	(2,682)
Accrued expenses	(3,124)	(1,286)	2,211
Deferred compensation	574	(334)	(291)
Deferred revenue	8,342	1,465	9,538
Other assets and liabilities	(3,236)	456	(1,235)
Net cash provided by operating activities	14,922	18,244	1,226

Cash flows from investing activities:
Purchase of short term investments	(34,060)	(33,839)	(22,820)
Maturities of short term investments	32,630	31,399	80,000
Additions to property and equipment	(3,101)	(7,453)	(3,685)
Other	(133)	—	(236)
Net cash provided by (used in) investing activities	(4,664)	(9,893)	194

Cash flows from financing activities:
Repurchase of common stock	(5,030)	—	—
Tax payments for restricted stock issuances	(2,030)	(569)	(970)
Net cash used in financing activities	(7,060)	(569)	(970)

Effect of exchange rate changes on cash	914	(208)	(1,556)

Net increase (decrease) in cash	4,112	7,574	(1,106)
Cash, cash equivalents, and restricted cash, beginning of period	85,129	77,555	78,661
Cash, cash equivalents, and restricted cash, end of period (1.)	$89,241	$85,129	$77,555

Supplemental cash flow disclosures:
Cash paid for income taxes	$9,422	$7,839	$10,884
Cash paid for interest	$—	$—	$—

See accompanying notes to consolidated financial statements.

(1.)	The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to amounts reported within the consolidated balance sheets as of December 31, 2020 and 2019 and our previously reported consolidated balance sheet as of December 31, 2018 in our Annual Report on Form 10-K for the year ended December 31, 2019 (in thousands):

	December 31, 2020	December 31, 2019	December 31, 2018

Cash and cash equivalents	$88,394	$84,282	$76,708
Restricted cash included in other non-current assets	847	847	847
Cash, cash equivalents and restricted cash	$89,241	$85,129	$77,555

OneSpan Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless otherwise noted, references in this Annual Report on Form 10-K to “OneSpan”, “Company”, “we”, “our” and “us” refer to OneSpan Inc. and its subsidiaries.

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

Impact of COVID-19 pandemic

In March 2020, the World Health Organization recognized a novel strain of coronavirus (COVID-19) as a pandemic. In response to the pandemic, the United States and various foreign, state and local governments have, among other actions, imposed travel and business restrictions and required or advised communities in which we do business to adopt stay-at-home orders and social distancing guidelines, causing some businesses to adjust, reduce or suspend operating activities. The pandemic and the various governments’ responses have caused significant and widespread uncertainty, volatility and disruptions in the U.S. and global economies, including in the regions in which we operate.

Beginning in the Summer of 2020 and continuing through the year ended December 31, 2020, we experienced lengthened sales cycles and reduced demand for some of our security solutions due to economic uncertainty connected with the COVID-19 pandemic. The most significant impact of the pandemic on our business has been a sharp drop in demand for our hardware authentication products and delays in the implementation of certain software security solutions.

As we cannot predict the duration or scope of the pandemic or its impact on economic and financial markets, any future negative impact to our results cannot be reasonably estimated, but it could be material. We continue to monitor closely the Company’s financial health and liquidity and the impact of the pandemic on the Company. We are able to serve the needs of our customers while taking steps to protect the health and safety of our employees, customers, partners, and communities.

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

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are high-quality short term money market instruments and commercial paper with maturities at acquisition of three months or less. Cash and cash equivalents are held by a number of U.S. and non-U.S. commercial banks and money market investment funds. We are in a lease agreement that required a letter of credit in the amount of $0.8 million to secure the obligation. The restricted cash related to this letter of credit is recorded in other non-current assets on the Consolidated Balance Sheet at December 31, 2020 and December 31, 2019.

Short Term Investments

The Company’s short term investments are in debt securities which consist of U.S treasury bills and notes, U.S. government agency notes, corporate notes, and high quality commercial paper with maturities at acquisition of more than three months and less than twelve months. The Company classifies its investments in debt securities as available-for-sale. The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, on January 1, 2020, which amended our accounting for available-for-sale debt securities. Credit impairments are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the consolidated statement of operations. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive gain/(loss) in the consolidated balance sheets. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter. As of December 31, 2020 and December 31, 2019, the unrealized gains and losses were not material.

Credit Losses

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

Fair Value of Financial Instruments

At December 31, 2020 and 2019, our financial instruments were cash and equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies, as defined in ASC 820, Fair Value Measurements. The fair values of the financial instruments were not materially different from their carrying amounts at December 31, 2020 and 2019. See Note 10 - Fair Value Measurements for additional detail.

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

Accounting for Leases

All of our leases are operating leases.

Under ASC 840 – For the Year ended December 31, 2018;

Rent expense on facility leases is charged evenly over the life of the lease, regardless of the timing of actual payments. We relocated one of our principal executive offices from Oakbrook Terrace, Illinois to Chicago, Illinois during 2018 and recognized $0.3 million of lease exit costs in general and administrative expense on the statement of operations for the year ended December 31, 2018. Operating lease expense was $4.9 million for the year ended December 31, 2018.

Under ASC 842 – For the Years ended December 31, 2020 and December 31, 2019:

The Company adopted ASC Topic 842, Leases as of January 1, 2019, using the modified retrospective approach. Prior period amounts were not adjusted. In addition, the Company elected the following practical expedients:

●	The package of practical expedients permitted under the transition guidance within the new standard. The practical expedient package applies to leases commenced prior to adoption of the new standard and permits companies not to reassess whether existing or expired contracts contain a lease, the lease classification, and any initial direct costs for existing leases.
●	The short-term lease practical expedient, which allowed the Company to exclude short-term leases from recognition in the consolidated balance sheets;
●	We have lease agreements that contain lease and non-lease components. For automobile leases, we account for lease and non-lease components together. For office leases, we account for these components separately using a relative standalone selling basis; and
●	We apply the portfolio approach to automobile leases with similar characteristics that commence in the same period.

The adoption of this accounting standard resulted in the recording of Operating lease right-of-use (“ROU”) assets and Operating lease liabilities of $9.2 million and $11.0 million, respectively, as of January 1, 2019. The difference between the asset and liability is a result of lease incentives, such as tenant improvement allowances, and deferred rent on the balance sheet at transition. The adoption of ASC Topic 842 had no impact on Retained earnings. See Note 12 – Leases for additional information.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net identifiable assets acquired in a business combination. We assess the impairment of goodwill annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the years ended December 31, 2019 and 2018, we assessed the impairment of goodwill in November. Upon becoming a large accelerated filer during the year ended December 31, 2020, we updated our accounting policy and shifted the annual impairment test to October 1, in order to allow for a greater amount of time to analyze our assessment in advance of the Company’s new accelerated filing deadline. The change in date of the annual impairment assessment of goodwill did not have a material impact to the analysis or conclusions during the year ended December 31, 2020, and is unlikely to materially impact our conclusions of the analysis in future years.

During the year ended December 31, 2020, the Company adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill impairment. The guidance simplifies the goodwill impairment test to address concerns related to the existing test’s cost and complexity by eliminating Step 2 of the previous goodwill impairment test, which required a hypothetical purchase price allocation to measure the amount of a goodwill impairment. Under the new guidance, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the reporting unit against the planned results. Additionally, the reporting unit’s fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity- and reporting unit specific events. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgments. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the estimated fair value of the reporting unit is compared with its carrying value. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.

We operate in one reporting unit and had no goodwill impairment recorded for the years ended December 31, 2020, 2019, and 2018.

Long-Lived and Intangible Assets

Finite-lived intangible assets include proprietary technology, customer relationships, and other intangible assets. Intangible assets other than patents with definite lives are amortized over the useful life, generally three to seven years for proprietary technology and five to twelve years for customer relationships. Patents are amortized over the life of the patent, generally 20 years in the U.S. Intangible assets arising from business combinations, such as acquired technology, customer relationships, and other intangible assets, are originally recorded at fair value.

Long-lived assets, including property, plant and equipment, operating lease right-of-use assets, finite-lived intangible assets being amortized and capitalized software costs for internal use, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset group may not be recoverable. An impairment loss shall be recognized if the carrying amount of a long-lived asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset group exceeds its fair value. Long-lived assets held for sale are reported at the lower of carrying value or fair value less cost to sell.

Equity Method Investment

We apply the equity method of accounting to our investment in Promon AS (Promon), because we exercise significant influence, but not controlling interest, in the investee. Promon is a technology company headquartered in Norway that specializes in mobile app security, whose solutions focus largely on Runtime Application Self-Protection (RASP). We exercise significant influence over Promon as a result of our 17% ownership interest in Promon, our representation on Promon’s Board of Directors, and the significance to Promon of our business activities with them. We integrate Promon’s RASP technology into our software solutions, which are licensed to our customers. Under the equity method of accounting, the Company’s proportionate share of the net earnings (losses) of Promon is reported in other income (expense), net in our consolidated Statements of Operations. The impact of the proportionate share of net earnings (losses) were immaterial for the years ended December 31, 2020, 2019 and 2018 as were the relative size of Promon’s assets and operations in relation to the Company’s. The carrying value of our equity method investment is reported in other noncurrent assets in the consolidated Balance Sheets and is reported originally at cost and adjusted each period for the Company’s share of the investee’s earnings (losses) and dividends paid, if any. The Company also assesses the investment for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. There were no qualitative factors that indicated that the carrying value of the investment may not be recoverable. The Company did not record any impairment charges during the years ended December 31, 2020, 2019 or 2018. The Company recorded $2.5 million and $3.5 million in costs of sales during the years ended December 31, 2020 and 2019, respectively for license fees owed to Promon for use of their software and technology. The Company owed Promon $2.2 million and $2.2 million as of December 31, 2020 and December 31, 2019, respectively, which is included in accounts payable and accrued liabilities.

Share Repurchase Program

On June 10, 2020, the Board of Directors authorized a share repurchase program (“program”), pursuant to which the Company can repurchase up to $50.0 million of issued and outstanding common stock. Share purchases under the program will take place in open market transactions or in privately negotiated transactions and may be made from time to time depending on market conditions, share price, trading volume, and other factors. The timing of the repurchases and the amount of stock repurchased in each transaction is subject to OneSpan’s sole discretion and will depend upon market and business conditions, applicable legal and credit requirements and other corporate considerations. During the year ended December 31, 2020, $5.0 million of issued and outstanding stock was repurchased under the program. The authorization is effective until June 10, 2022 unless the total amount has been used or authorization has been cancelled.

During the year ended December 31, 2020, the Company repurchased 0.3 million shares of the Company’s stock for $5.0 million in the aggregate at an average cost of $20.10 per share under its repurchase program.

Revenue Recognition

On January 1, 2018, we adopted FASB Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers”, or “Topic 606” using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606. We recorded a net increase to opening Retained Earnings of $11.9 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the accounting impacts of our customer contracts that include a term license to our software, as well as the impact of accounting for costs incurred to obtain our contracts. See Note 6 - Revenue for further details. We determine revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when, or as, we satisfy a performance obligation.

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

Product Revenue: Revenue from the sale of security hardware is recorded upon shipment, which is the point at which control of the goods are transferred and the completion of the performance obligations, unless there are specific terms that would suggest control is transferred at a later date (e.g. delivery). No significant obligations or contingencies typically exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized. Customer invoices and subsequent payments normally correspond with delivery.

License Revenue: Revenue from the sale of software licenses is recorded upon the latter of when the customer receives the ability to access the software or when they are legally allowed to use the software.  No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized. Contracts with customers for distinct licenses of intellectual property include perpetual licenses, which grant the customer unlimited access to the software, and term licenses which limit the customer’s access to the software to a specific time period. We offer term licenses ranging from one to five years in length.  Customer payments normally correspond with delivery for perpetual licenses.  For term licenses, payments are either on installment or in advance.  In limited circumstances, we integrate third party software solutions into our software products.  We have determined that, consistent with our conclusion under prior revenue recognition rules, generally we act as the principal with respect to the satisfaction of the related performance obligation and record the corresponding revenue on a gross basis from these transactions. For transactions in which we do not act as the principal, we would recognize revenue on a net basis.  The fees owed to the third parties are recognized as a component of cost of goods sold when the revenue is recognized.

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

Multiple-Element Arrangements

In our typical multiple-element arrangement, the primary deliverables include:

1.	A client component (i.e. an item that is used by the person being authenticated in the form of either a new standalone hardware device or software that is downloaded onto a device that the customer already owns);

2.	Server system software that is installed on the customer’s systems (i.e., software on the server system that verifies the identity of the person being authenticated) or licenses for additional users on the server system software if the server system software had been installed previously; and
3.	Post contract support (PCS) in the form of maintenance on the server system software or support.

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

Significant Judgments

We enter into contracts to deliver a combination of hardware devices, software licenses, subscriptions, maintenance and support and, in some situations, professional services.  The Company evaluates the nature of the goods or services promised in these arrangements to identify the distinct performance obligations. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment depending on the terms and conditions of the respective customer arrangement. When a hardware client device and licenses to server software are sold in a contract, they are treated as a single performance obligation because the software license is deemed to be a component of the hardware that is integral to the functionality of the hardware that is used by our customers for identity authentication.  When a software client device is sold in a contract server software, the licenses are considered a single performance obligation to deliver the authentication solution to the customer. In either of these types of arrangements, maintenance and support and professional services are typically distinct separate performance obligations from the hardware or software solutions.  Our contracts to deliver subscription services typically do not include multiple performance obligations; however, in certain limited cases customers may purchase professional services that are distinct performance obligations.

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

Cost of Goods Sold

Included in product and license cost of goods sold are direct product costs and direct costs to deliver and provide software licenses. Cost of goods sold related to service revenues are primarily costs related to subscription solutions, including personnel and equipment costs, and personnel costs of employees providing professional services and maintenance support.

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

Stock-Based Compensation

We have stock-based employee compensation plans, described in Note 14 – Stock Compensation. ASC 718, Stock Compensation requires us to estimate the fair value of restricted stock granted to employees, directors and others to record compensation expense equal to the estimated fair value. Compensation expense is recorded on a straight-line basis over the vesting period for time-based awards and performance and market-based awards with cliff vesting provisions and on a graded basis for performance and market-based awards with graded vesting provisions. Forfeitures are recorded as incurred.

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

We recognize tax benefits for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our income tax returns that do not meet these recognition and measurement standards. Assumptions, judgments, and the use of estimates are required in determining whether the “more likely than not” standard has been met when developing the provision for income taxes.

We recognize the tax impact of including certain foreign earnings in U.S. taxable income as a period cost. We have recognized deferred income taxes for local country income and withholding taxes that could be incurred on distributions of non-U.S. earnings because we do not plan to indefinitely reinvest such earnings.

We monitor for changes in tax laws and reflect the impacts of tax law changes in the period of enactment.

Foreign Currency Translation and Transactions

The financial position and results of operations of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions were less than $0.1 million, $(1.5) million, and $(0.2) million in 2020, 2019, and 2018, respectively, and are included in other income (expense), net in the consolidated statements of operations.

The financial position and results of our operations in Singapore, Switzerland, and Canada are measured in U.S. Dollars. For these subsidiaries, gains and losses that result from foreign currency transactions are included in the consolidated statements of operations in other income (expense), net.

Recently Issued Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which amends the Board’s guidance on the impairment of financial instruments. The ASU adds an impairment model that is based on expected losses rather than incurred losses, which is known as the current expected credit loss (“CECL”) model. The CECL model applies to most debt instruments (other than those measured at fair value), trade and other receivables, financial guarantee contracts, and loan commitments. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASC 326 as of January 1, 2020, using the cumulative-effect transition method with the required prospective approach. The cumulative-effect transition method enables an entity to record an allowance for expected credit losses at the date of adoption without restating comparative periods. The cumulative-effect adjustment for adoption of ASC 326 resulted in a decrease of $0.3 million in Accounts receivable, net of allowances and Retained Earnings as of January 1, 2020.

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

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14), which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, and earlier adoption is permitted. The adoption of the standard was not materially impactful to our consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplification for Accounting for Income Taxes, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 was effective beginning January 1, 2021. The adoption of this standard did not have a material impact on our financial statements.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. The guidance is effective upon issuance and can be applied through December 31, 2022. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes that the issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

Note 3 – Revision of Previously Issued Financial Statements

We have revised amounts reported in previously issued financial statements for the periods presented in this Annual Report on Form 10-K related to immaterial errors. The errors relate to certain contracts with customers involving term-based software licenses and related maintenance and support services. The net contract assets that originated from a portion of these contracts in prior periods were not properly accounted for in subsequent periods, which caused overstatements of revenue in prior periods.

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

The following tables present the effects of the aforementioned revisions on our consolidated balance sheet as of December 31, 2019 and our consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years ended December 31, 2020 and 2019.

Consolidated Balance Sheet

	December 31, 2019
in thousands	As Previously Reported	Adjustments	As Revised
Contract assets	$7,058	$(1,818)	$5,240
Total current assets	211,619	(1,818)	209,801
Contract assets - non-current	3,565	(210)	3,355
Total assets	384,570	(2,028)	382,542

Short-term income taxes payable	7,711	(301)	7,410
Total current liabilities	74,113	(301)	73,812
Total liabilities	120,549	(301)	120,248

Retained earnings	181,167	(1,727)	179,440
Total stockholders' equity	264,021	(1,727)	262,294
Total liabilities and stockholders' equity	384,570	(2,028)	382,542

Consolidated Statements of Operations

	Year Ended December 31, 2019			Year Ended December 31, 2018
in thousands	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Revenue
Product and license	$184,173	$(860)	$183,313	$152,977	$(923)	$152,054
Services and other	70,397	(226)	70,171	59,303	(21)	59,282
Total revenue	254,570	(1,086)	253,484	212,280	(944)	211,336

Gross Profit	172,608	(1,086)	171,522	147,467	(944)	146,523

Operating income	15,275	(1,086)	14,189	24	(944)	(920)

Income before income taxes	15,495	(1,086)	14,409	3,553	(944)	2,609
Provision for income taxes	6,706	(161)	6,545	(293)	(142)	(435)

Net Income	8,789	(925)	7,864	3,846	(802)	3,044

Consolidated Statements of Comprehensive Loss

	Year Ended December 31, 2019			Year Ended December 31, 2018
in thousands	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Net income	$8,789	$(925)	$7,864	$3,846	$(802)	$3,044
Comprehensive income (loss)	8,781	(925)	7,856	(873)	(802)	(1,675)

Consolidated Statements of Stockholders’ Equity

	Total Stockholders' Equity
in thousands	As Previously Reported	Adjustments		As Revised
Balance at December 31, 2017	$237,930	$	N/A	$	N/A
Net income (loss)	3,846		(802)		3,044
Balance at December 31, 2018	$252,441		$(802)		$251,639
Net income (loss)	8,789		(925)		7,864
Balance at December 31, 2019	$264,021		$(1,727)		$262,294

Consolidated Statements of Cash Flows

	Year ended December 31, 2019			Year ended December 31, 2018
in thousands	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income	$8,789	$(925)	$7,864	$3,846	$(802)	$3,044
Changes in operating assets and liabilities:
Contract assets	655	1,085	1,740	(3,110)	943	(2,167)
Income taxes payable	318	(160)	158	(2,541)	(141)	(2,682)
Net cash provided by operating activities	18,244	—	18,244	1,226	—	1,226

Note 4 – Inventories, net

Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the FIFO method.

Inventories, net are comprised of the following:

	December 31,
	2020	2019

	(in thousands)
Component parts	$5,439	$7,429
Work-in-process and finished goods	7,654	12,390
Total	$13,093	$19,819

Note 5 – Business Acquisitions

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
	$17,900

The results of operations of Dealflo subsequent to the acquisition date have been included in the consolidated statement of operations of the years ended December 31, 2020, December 31, 2019 and December 31, 2018. The acquisition related costs directly attributable to the business combination of $1.1 million, including professional fees, and other direct expenses, were expensed as incurred and included in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2018.

Unaudited Pro Forma Financial Information

The following presents the unaudited pro forma combined results of operations of the Company with Dealflo for the year ended December 31, 2018, assuming Dealflo was acquired at the beginning of 2017, and after giving effect to certain pro forma adjustments. Pro forma adjustments for the year ended December 31, 2018 reflect estimated amortization expense for intangible assets purchased of $1.3 million, the elimination of $0.2 million of revenue related to intercompany transactions, and the elimination of $1.1 million of non-recurring acquisition-related costs.

These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisition actually occurred on January 1, 2017 or of future results of operations of the consolidated entities (in thousands except per share data):

Year ended December 31,
2018
(in thousands)
Revenue	$218,903
Net loss	(6,966)
Basic net loss per share	(0.17)
Diluted net loss per share	(0.17)
Shares used in computing basic and diluted net loss per share	39,932

Note 6 – Revenue

We recognize revenue in accordance with ASC 606 “Revenue from Contracts with Customers” (“Topic 606”), as described below.

Disaggregation of Revenues

The following tables present our revenues disaggregated by major products and services, geographical region and timing of revenue recognition. Certain amounts reported for the years ended December 31, 2019 and 2018 have been recast consistent with the impacts disclosed in Note 3 – Revision of Previously Issued Financial Statements.

Revenue by major products and services (in thousands)

	Years ended December 31,
	2020	2019	2018
Hardware products	$81,849	$127,005	$105,560
Software licenses	51,137	56,308	46,494
Subscription	27,788	22,280	15,432
Professional services	5,689	5,759	5,743
Maintenance, support and other	49,228	42,132	38,107
Total Revenue	$215,691	$253,484	$211,336

Revenue by location of customer for the years ended December 31, 2020, 2019, and 2018 (in thousands)

	EMEA	Americas	APAC	Total
Total Revenue:
2020	$117,086	$53,171	$45,434	$215,691
2019	$145,942	$61,577	$45,965	$253,484
2018	$102,349	$54,979	$54,008	$211,336

Percent of Total:
2020	54%	25%	21%	100%
2019	58%	24%	18%	100%
2018	48%	26%	26%	100%

Timing of revenue recognition (in thousands)

	Year ended December 31,
	2020	2019	2018
Products and Licenses transferred at a point in time	$132,986	$183,313	$152,054
Services transferred over time	82,705	70,171	59,282
Total Revenue	$215,691	$253,484	$211,336

Contract balances (in thousands)

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	December 31,
	2020	2019
Receivables, inclusive of trade and unbilled	$57,537	$62,405
Contract Assets (current and non-current)	$9,079	$8,595
Contract Liabilities (Deferred Revenue current and non-current)	$55,147	$45,597

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

Revenue recognized during the year ended December 31, 2020 included $35.0 million that was included on the December 31, 2019 balance sheet in contract liabilities. Deferred revenue increased in the same period due to timing of annual renewals.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

in thousands	2021	2022	2023	Beyond 2023	Total
Future revenue related to current unsatisfied performance obligations	$19,942	$13,565	$9,529	$6,461	$49,497

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

The following tables provide information related to the capitalized costs and amortization recognized in the current and prior period:

in thousands	December 31, 2020	December 31, 2019	December 31, 2018
Capitalized costs to obtain contracts, current	$1,222	$676	$413
Capitalized costs to obtain contracts, non-current	$5,464	$3,222	$2,150

	Year ended December 31,
in thousands	2020	2019
Amortization of capitalized costs to obtain contracts	$904	$495
Impairments of capitalized costs to obtain contracts	$-	$-

Note 7 – Goodwill

Goodwill activity for the two years ended December 31, 2020 consisted of the following:

in thousands
Net balance at December 31, 2018	$91,841
Adjustment to provisional estimate of acquisition date fair values	1,128
Net foreign currency translation	1,643
Net balance at December 31, 2019	$94,612
Net foreign currency translation	2,940
Net balance at December 31, 2020	$97,552

Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuations. No impairment of goodwill was recorded during the years ended December 31, 2020, 2019, or 2018.

Note 8 – Intangible Assets

Intangible asset activity for the two years ended December 31, 2020 is detailed in the following table;

in thousands	Acquired Technology	Customer Relationships	Other	Total Intangible Assets
Net balance at December 31, 2018	$8,795	$30,408	$6,259	$45,462
Net foreign currency translation	120	118	(21)	217
Amortization expense	(3,461)	(3,642)	(2,367)	(9,470)
Net balance at December 31, 2019	5,454	26,884	3,871	36,209
Additions	46	—	87	133
Disposals	—	—	(58)	(58)
Net foreign currency translation	53	(58)	39	34
Amortization expense	(3,276)	(3,626)	(2,220)	(9,122)
Net balance at December 31, 2020	$2,277	$23,200	$1,719	$27,196

December 31, 2020 balance at cost	$43,546	$39,946	$13,593	$97,085
Accumulated amortization	(41,269)	(16,746)	(11,874)	(69,889)
Net balance at December 31, 2020	$2,277	$23,200	$1,719	$27,196

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations.

As a result of the Company rebranding, the values of certain intangible assets were written down during the second quarter of 2018, and impairment charges of $0.5 million were recorded for the year ended December 31, 2018.

Expected amortization of the intangible assets for the years ended:

December 31, 2021	$5,886
December 31, 2022	4,718
December 31, 2023	4,088
December 31, 2024	4,089
December 31, 2025	3,079
Thereafter	4,600
Subject to amortization	26,460
Trademarks	736
Total intangible assets	$27,196

Note 9 – Property and Equipment

The major classes of property and equipment are as follows:

in thousands	December 31, 2020	December 31, 2019
Office equipment and software	$13,540	$14,595
Leasehold improvements	10,593	9,417
Furniture and fixtures	3,827	3,717
Total	27,960	27,729
Accumulated depreciation	(16,125)	(16,275)
Property and equipment, net	$11,835	$11,454

Depreciation expense was $2.9 million, $2.1 million, and $2.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Note 10 – Fair Value Measurements

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

The Company classifies its investments in debt securities as available-for-sale. As described in Note 2 – Summary of Significant Accounting Policies, the January 1, 2020 adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments, amended our accounting for available-for-sale debt securities. We review available-for-sale debt securities for impairments related to losses and other factors each quarter. The unrealized gains and losses on the available-for-sale debt securities were not material as of December 31, 2020 and December 31, 2019.

The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies, as defined in ASC 820, Fair Value Measurements. The fair value hierarchy consists of the following three levels:

●	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived primarily from or corroborated by observable market data.
●	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following tables summarize assets that are measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019:

		Fair Value Measurement at Reporting Date Using
in thousands	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Notes	$4,951	-	$4,951	-
Corporate Notes / Bonds	$8,780	-	$8,780	-
Commercial Paper	$4,098	-	$4,098	-
U.S. Treasury Bills	$5,292	-	$5,292	-
U.S. Government Agencies	$3,738	-	$3,738	-

		Fair Value Measurement at Reporting Date Using
in thousands	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Notes	$9,225	-	$9,225	-
Corporate Notes / Bonds	$8,169	-	$8,169	-
Commercial Paper	$3,482	-	$3,482	-
U.S. Treasury Bills	$2,385	-	$2,385	-
U.S. Government Agencies	$2,249	-	$2,249	-

Note 11 – Allowance for Credit Losses

As described in Note 2 – Summary of Significant Accounting Policies, the January 1, 2020 adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments, amended our accounting policies for the allowance for credit losses.

The change in the allowance for credit losses during the year ended December 31, 2020 were as follows:

in thousands
Balance at December 31, 2019	$2,524
Impact of ASU 2016-13 adoption	288
Balance at January 1, 2020	2,812
Provision	2,306
Write-offs	(994)
Net foreign currency translation	11
Balance at December 31, 2020	$4,135

A higher allowance for credit losses was recorded during the year ended December 31, 2020 primarily due to the adverse impact the COVID-19 pandemic has had on factors that affect our estimate of future credit losses.

Note 12 – Leases

As mentioned in Note 2 – Summary of Significant Accounting Policies, the Company adopted ASC Topic 842, Leases on January 1, 2019, using the modified retrospective approach. The adoption of this accounting standard resulted in the recording of operating lease right-of-use (“ROU”) assets of $9.2 million in Operating lease right-of use assets, and operating lease liabilities of $2.5 million and $8.5 million in Other accrued expenses and Long-term lease liabilities, respectively, as of January 1, 2019, to capture the cumulative effect of the standard. The difference between the asset and liability is a result of lease incentives, such as tenant improvement allowances, and deferred rent on the balance sheet at transition.

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

Operating lease cost details for the years ended December 31, 2020 and December 31, 2019 are as follows:

	Years ended
	December 31, 2020
	2020	2019

	(in thousands)
Building rent	$2,978	$3,397
Automobile rentals	1,576	1,531
Total net operating lease costs	$4,554	$4,928

Operating lease rent expense was $4.9 million for the year ended December 31, 2018.

Short term lease costs and variable lease costs recognized during the years ended December 31, 2020 and December 31, 2019 are immaterial.

Supplemental consolidated balance sheet information related to our operating leases is as follows:

	December 31, 2020	December 31, 2019
in thousands
Leases
Assets	11,356	10,580
Operating lease assets	$11,356	$10,580

Liabilities
Current
Operating lease liabilities	$2,855	$2,636

Noncurrent
Operating lease liabilities	12,399	11,299
Total lease liabilities	$15,254	$13,935

The weighted average remaining lease term for our operating leases is 6.8 years. The weighted-average discount rate for our operating leases is 5%.

Supplemental consolidated cash flow information related to leases is as follows:

	Years ended
	December 31, 2020	December 31, 2019
	(in thousands)	(in thousands)
Supplemental cash flow and other information related to leases:

Operating cash payments from operating leases	$3,835	$3,731

ROU assets obtained in exchange for new operating lease liabilities	$3,549	$4,924

Maturities of our operating leases are as follows:

As of December 31, 2020
(in $ thousands)
2021	$3,521
2022	3,183
2023	2,555
2024	1,716
2025	1,576
Later years	5,886
Less imputed interest	(3,183)
Total lease liabilities	$15,254

Note 13 – Income Taxes

Income (loss) before income taxes was generated in the following jurisdictions:

	For the year ended December 31,
	2020	2019	2018

U.S.	$1,046	$3,223	$(4,347)
Non-U.S.	(4,466)	11,186	6,956
Total	$(3,420)	$14,409	$2,609

For the years ended December 31, 2020, 2019, and 2018, domestic income excludes intercompany dividend income of $38.0 million, $6.3 million, and $133.3 million, respectively. The provision (benefit) for income taxes consists of the following:

	For the year ended December 31,
	2020	2019	2018
Current:
Federal	$1,715	$433	$(3,792)
State	49	107	97
Foreign	1,758	7,629	10,691
Total current	3,522	8,169	6,996

Deferred:
Federal	1,385	(970)	(333)
State	(24)	24	15
Foreign	(2,848)	(678)	(7,113)
Total deferred	(1,487)	(1,624)	(7,431)
Total	$2,035	$6,545	$(435)

For 2020, 2019, and 2018, our U.S. federal statutory was 21%. The differences between the income tax provisions computed using the statutory federal income tax rate and the provisions for income taxes reported in the consolidated statements of operations are as follows:

	For the year ended December 31,
	2020	2019	2018

Expected tax at statutory rate	$(718)	$3,026	$549
Foreign taxes at other rates	(309)	(914)	(1,252)
Valuation allowances on NOL carryforwards	2,617	2,042	2,894
US tax reform - deemed repatriation	—	—	(2,534)
Global intangible low-taxed income inclusion	339	(27)	23
US tax reform - deferred tax expense from tax rate change	—	—	(462)
State income taxes, net of federal benefit	32	108	(79)
Uncertain tax positions	235	1,845	171
Disallowed expenses and other	(161)	465	255
Total	$2,035	$6,545	$(435)

Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2020	2019
Deferred tax assets:
Stock and long-term compensation plans	$2,450	$2,405
Foreign NOL & other carryforwards	29,267	24,867
US state NOL carryforwards	718	670
Deferred revenue	671	684
Pension liability, net	2,074	1,509
Amortization and depreciation	167	586
Lease liability	3,837	2,807
Accrued expenses and other	1,264	1,013
Total gross deferred tax assets	40,448	34,541
Less: Valuation allowance	(19,992)	(17,255)
Net deferred income tax assets	$20,456	$17,286

Deferred tax liabilities:
Accruals	$286	$741
Tax on unremitted foreign earnings	1,809	2,058
Right of use asset	3,251	2,124
Intangible assets	6,135	8,046
Tax on credits	2,241	627
Contract acquisition costs	1,616	450
Deferred tax liabilities	$15,338	$14,046

Net deferred tax assets (liabilities)	$5,118	$3,240

Deferred tax assets and liabilities are netted by tax jurisdiction.

At December 31, 2020, we had foreign and state net operating loss (NOL) carryforwards and other foreign deductible carryforwards as shown in the following table:

	Carryforward	Expiration
NOL Carryforward
Canada	$46,329	2027-2040
United Kingdom	8,882	None
Other foreign	7,323	None
Canada province	47,310	2027-2040
U.S. states	9,615	2021-2030
	119,459
Other Carryforwards
Canada	29,415	None
Canada province	29,415	None
Capital loss	432	None
Canada (credit)	5,475	2023-2040
	64,737

	$184,196

The net change in the valuation allowance for the years ended December 31, 2020 and December 31, 2019 were increases of $2.7 million and $2.1 million respectively. Valuation allowances are reviewed on a regular basis and adjustments made as appropriate. The increase in the valuation allowance in 2020 reflects NOLs, other deduction carryforwards, and credits for which the realization is not more likely than not. The change in the valuation allowance also reflects other factors including, but not limited to, changes in our assessment of our ability to use existing NOLs and other deduction carryforwards, changes in currency rates, and adjustments to reflect differences between the actual returns filed and the estimates we made at financial reporting dates. For all other deferred tax assets, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Our policy is to record interest and penalties on income taxes as income tax expense. We provided less than $0.1 million in 2020, $0.2 million in 2019 and less than $0.1 million during 2018.

ASC 740, Income Taxes sets a “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions. As of December 31, 2020, 2019, and 2018, we had reserves of $0.5 million, $2.9 million, and $0.4 million, respectively.

	As of year ended December 31,
	2020	2019	2018
Reserve at beginning of year	$2,923	$427	$107
Increases related to prior year tax positions	277	2,500	427
Decreases related to prior year tax positions	(37)	—	—
Lapse of statute of limitations	—	(4)	(107)
Settlement	(2,663)	—	—
Total	$500	$2,923	$427

We file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. We are subject to examination of our income tax returns by the IRS and other tax authorities. During the year ended December 31, 2020, we concluded an audit with the Belgian tax authorities which covered income tax returns filed for the years 2015-2018, and entered into a settlement agreement with the Belgian tax authorities covering tax years through 2016. There was no assessment for 2017 and 2018. While we believe the positions we took were supportable under Belgian tax law, in lieu of extending the audit process or pursuing litigation, we negotiated a settlement agreement.

We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management's expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. Included in the balance of unrecognized tax benefits as of December 31, 2020 is $0.5 million, of tax benefits that, if recognized, would affect the effective tax rate.

We estimate that our unrecognized tax benefits as of December 31, 2020 could decrease by as much as $0.5 million in the next 12 months.

Our primary tax jurisdictions and the earliest tax year subject to audit are presented in the following table.

Australia	2012
Austria	2014
Belgium	2016
Canada	2016
Netherlands	2015
Singapore	2015
Switzerland	2019
United Kingdom	2018
United States	2017

Note 14  – Stock Compensation Plans (sharecounts in thousands)

The Company has a share-based compensation plan, the OneSpan Inc. 2019 Omnibus Incentive Plan (“Plan”), which was approved by its Shareholders in June 2019 under which the Board of Directors may grant share-based awards including restricted stock units (RSUs) and performance restricted stock units (PSUs).

The Plan may provide performance incentives to employees and non-employee directors, consultants and other key persons of the Company. The plan is administered by the Compensation Committee as appointed by the Board of Directors and is intended to be a non-qualified plan.

As of December 31, 2020, the remaining number of shares allowed to be issued under the Plan was 4.1 million shares of the company’s common stock, representing 10% of the issued and outstanding shares of the company as of such date.

The following table details long-term compensation plan and stock-based compensation expense for the years ended December 31, 2020, 2019, and 2018.

	For the year ended December 31,
	2020	2019	2018
in thousands
Restricted stock	$4,740	$3,368	$3,973
Long-term compensation plan	1,262	1,955	2,118
Total compensation	$6,002	$5,323	$6,091

Time-Based Restricted Stock Awards

Time-based awards granted to certain executive officers vest in equal semi-annual installments over four years. Awards granted to certain other employees vest ratably over a four-year period with the first one-fourth of the grant vesting one year after the date of the grant. Shares are subject to forfeiture if the service period requirement is not met. Compensation expense was $0.7 million, $0.5 million, and $2.0 million for 2020, 2019, and 2018, respectively. Tax benefit related to the compensation expense was $0.2 million, $0.2 million, and $0.5 million for 2020, 2019, and 2018, respectively. The following table summarizes the time-based restricted stock activity for the year ended December 31, 2020.

		Weighted-	Weighted-
		average	average
		remaining	grant date
(in thousands)	Shares	term (years)	fair value
Outstanding at January 1, 2020	121	1.71	$14.88
Shares vested	(65)		14.47
Outstanding at December 31, 2020	56	0.89	$14.60

The unamortized future compensation expense for time-based restricted stock awards was $0.5 million at December 31, 2020.

Time-Based Restricted Stock Units Settled in Stock

Beginning in 2019, the company grants certain eligible employees RSUs that settle in Company stock. RSUs granted to non-employee directors vest on the first anniversary date of the grant. Awards granted to certain executive officers vest in equal semi-annual installments over four years. Awards granted to certain other employees vest ratably over a four-year period with the first one-fourth of the grant vesting one year after the date of the grant. Shares are subject to forfeiture if the service period is not met. Compensation expense was $2.5 million and $1.0 million for 2020 and 2019, respectively, and the related tax benefit was $0.5 million and $0.3 million, respectively. The following table summarizes the time-based restricted stock activity for the year ended December 31, 2020:

		Weighted-	Weighted-
		average	average
		remaining	grant date
(in thousands)	Shares	term (years)	fair value
Nonvested, January 1, 2020	190	2.54	$13.78
Shares vested	(121)		14.91
Shares awarded	331		17.81
Shares forfeited	(21)		15.07
Nonvested, December 31, 2020	379	2.55	$16.87

The unamortized future compensation expense for time-based restricted stock awards was $5.1 million at December 31, 2020.

Performance-Based Restricted Stock Units settled in stock

Performance-based restricted stock units granted to executive officers and certain other employees were subject to achievement of three year performance criteria established by the Board of Directors Under certain grants, earned shares related to three-year targets cliff vest upon fulfillment of the performance criteria and completion of the three-year period. Shares are subject to forfeiture if the performance criteria and service period are not met. None of the restricted stock units subject to the achievement of future performance criteria awarded during the year ended December 31, 2020 are expected to be earned, and the compensation costs recorded for these unvested shares has been reversed. Certain restricted stock units subject to the achievement of future performance criteria awarded during the years ended December 2019 and 2018 are not expected to be earned. The compensation costs recorded for the 81 and 3 unvested shares issued during the years ended December 31, 2019 and 2018, respectively, with performance criteria that are no longer considered probable of achievement have been reversed during the year ended December 31, 2020.

Compensation expense in 2020, 2019, and 2018 was $1.1 million, $1.8 million, and $2.0 million. Tax benefit related to the compensation expense was $0.2 million, $0.2 million, and $0.5 million for 2020, 2019, and 2018, respectively.

The following table summarizes activity related to unvested performance restricted stock shares during 2020:

		Weighted-	Weighted-
	Total	average	average
	Unvested	remaining	grant date
(in thousands)	Shares	term (years)	fair value
Unearned, January 1, 2020	492	1.25	$14.46
Shares vested	(102)		14.46
Shares awarded	78		19.72
Shares forfeited	(9)		18.32
Unearned, December 31, 2020	459	0.83	$15.29

Unamortized future compensation expense for performance-based restricted stock was $0.8 million at December 31, 2020.

Market-Based Restricted Stock Units settled in stock

We awarded restricted stock unit grants during the year ended December 31, 2020 to executive officers and certain other employees, subject to the achievement of market and service conditions, which allow for up to 52 shares to be earned if the market conditions are fully achieved at the end of the three year performance period. The fair value of these awards was $1.5 million at the dates of grant and the awards are being amortized over the vesting period of three years.

Compensation expense for the year ended December 31, 2020 was $0.4 million and the related tax benefit was $0.1.

The following table summarizes activity related to unvested market and service restricted stock units settled in stock:

		Weighted-	Weighted-
		average	average
		remaining	grant date
(in thousands)	Shares	term (years)	fair value
Nonvested, January 1, 2020	—	—	$-
Shares vested	—		-
Shares awarded	52	2.00	28.44
Shares forfeited	—		-
Nonvested, December 31, 2020	52	2.00	$28.44

Unamortized future compensation expense for market-based restricted stock was $1.1 million at December 31, 2020.

Note 15 – Earnings per Common Share (sharecounts in thousands)

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive. Because the Company is in a net loss position for the year ended December 31, 2020, diluted net loss per share for this period excludes the effects of all common stock equivalents, which are anti-dilutive. For the years ended December 31, 2019 and December 31, 2018, the anti-dilutive effect of our securities is immaterial.

A reconciliation of the shares included in the basic and fully diluted earnings per share calculations is as follows:

	For the year ended December 31,
in thousands, except per share data	2020	2019	2018
Net income (loss)	$(5,455)	$7,864	$3,044
Weighted average common shares outstanding:
Basic	40,035	40,050	39,932
Incremental shares with dilutive effect:
Restricted stock awards	—	86	114
Diluted	40,035	40,136	40,046

Net income (loss) per share:
Basic	$(0.14)	$0.20	$0.08
Diluted	$(0.14)	$0.20	$0.08

Note 16 – Employee Benefit Plans

U.S. Plan

We maintain a defined contribution pension plan for U.S. employees established pursuant to Section 401(k) of the Internal Revenue Code. The plan allows voluntary employee contributions and discretionary employer contributions. For the years ended December 31, 2020, 2019, and 2018, we expensed contributions of $0.3 million, $0.3 million, and $0.3 million, respectively.

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

Components of net periodic pension cost included in earnings:

	Year ended December 31,
	2020	2019	2018

Service cost (gross)	$1,549	$1,164	$1,281
Interest cost	106	234	199
Expected return on plan assets	(271)	(242)	(327)
Amortization of unrecognized actuarial gain	(40)	(22)	18
Net periodic pension cost	$1,344	$1,134	$1,171

The net unfunded status of the Non-U.S. pension plans is as follows:

	As of December 31,
	2020	2019
Fair value of plan assets	$17,290	$14,159
Projected benefit obligation	(27,431)	(21,759)
Net unfunded benefit obligation	$(10,141)	$(7,600)

Net unfunded benefit obligation is recorded as other long-term liabilities in our consolidated Balance Sheets.

The change in the fair value of plan assets is as follows:

	Year ended December 31,
	2020	2019

Fair value of plan assets at January 1	$14,159	$12,823
Employee contributions	512	485
Actual return on plan assets	441	908
Benefits (paid), net of transfers	(251)	(977)
Employer contributions	1,088	977
Foreign exchange adjustment	1,341	(57)
Fair value of plan assets at December 31	$17,290	$14,159

The change in benefit obligations is as follows:

	Year ended December 31,
	2020	2019

Benefit obligations at January 1	$21,759	$18,173
Gross service cost	1,549	1,164
Interest cost	106	234
Employee contributions	512	485
Actuarial (gains)/losses	1,694	2,763
Benefits (paid), net of transfers	(251)	(977)
Foreign exchange adjustment	2,062	(83)
Benefit obligations at December 31	$27,431	$21,759

The increase in benefit obligations at December 31, 2020 compared to December 31, 2019 was primarily driven by service costs, actuarial losses and foreign exchange adjustments, driven by the weakened Euro and Swiss Franc currencies. The increase in benefit obligations at December 31, 2019 compared to December 31, 2018 was primarily driven by a decrease in actuarial losses.

Our investment policy meets our responsibility under local social legislation and aligns plan assets with liabilities, while minimizing risk. For the years ended December 31, 2020 and 2019, plan assets are invested in guaranteed investment contracts. Fair value of guaranteed investment contracts is surrender value. Fair value for the year ended December 31, 2020 was determined using Level 3 inputs as defined by ASC 820, Fair Value Measurements. Changes in our plan assets are attributable to benefit payments and contributions as we have not actively traded our assets during the years ended December 31, 2020 and December 31, 2019.

Other

The accumulated benefit obligation for the plans were $25.1 million and $20.3 million as of December 31, 2020 and 2019, respectively.

The Company expects to pay approximately $1.0 million of contributions over the next twelve months.

The amounts reclassified out of other comprehensive income during the years ended December 31, 2020, 2019, and 2018 were not material.

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

The following weighted-average assumptions between all plans were utilized in the pension calculations:

	As of December 31,
	2020			2019

	(%)
Discount rates	0.05	-	0.60	0.15	-	0.70
Inflation	0.90	-	1.80	1.00	-	2.00
Expected return on plan assets	1.25	-	2.00	1.25	-	2.00
Rate of salary increases	1.90	-	2.80	2.00	-	2.80

Projected future pension benefits as of December 31, 2020:

2021	$611
2022	860
2023	750
2024	631
2025	769
Beyond	5,135

Note 17 – Geographic, Customer and Supplier Information

We classify our sales by our customers’ locations in three geographic regions: 1) EMEA, which includes Europe, the Middle East, and Africa; 2) the Americas, which includes sales in North, Central, Latin and South America and Canada; and 3) Asia Pacific, which includes Australia and India.

We have recast the below revenue and gross profit amounts for the years ended December 31, 2019 and 2018 for immaterial errors, consistent with the impacts disclosed in Note 3 – Revision of Previously Issued Financial Statements.

	Europe,
	Middle East,
	Africa (EMEA)	Americas	Asia Pacific	Total
2020
Revenue	$117,086	$53,171	$45,434	$215,691
Gross profit	82,649	37,532	32,071	152,252
Long-lived assets	7,482	14,968	741	23,191

2019
Revenue	$145,942	$61,577	$45,965	$253,484
Gross profit	98,753	41,667	31,102	171,522
Long-lived assets	8,085	13,240	709	22,034

2018
Revenue	$102,349	$54,979	$54,008	$211,336
Gross profit	70,960	38,118	37,445	146,523
Long-lived assets	7,665	4,247	155	12,067

For the years 2020, 2019, and 2018, our top 10 customers contributed 21%, 29% and 24%, respectively, of total worldwide revenue. The majority of our hardware products are assembled by four independent factories in Southern China.

Note 18 – Commitments and Contingencies

The company leases office space and automobiles under operating lease agreements. See Note 11 – Leases for future minimum rental payments required under non-cancelable leases.

At December 31, 2020, we have purchase obligations of $23.9 million, including $12.7 million of inventory purchase obligations which are expected to be consummated in the next 12 months, $5.8 million of committed hosting arrangements which will be used in the next one to four years, and $5.4 million for other software agreements related to the administration of our business which range from one to five years.

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

We include various types of indemnification clauses in our agreements. These indemnifications may include, but are not limited to, infringement claims related to our intellectual property, direct damages and consequential damages. The type and amount of such indemnifications vary substantially based on our assessment of risk and reward associated with each agreement. We believe the estimated fair value of these indemnification clauses is minimal, and we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. We have no liabilities recorded for these clauses as of December 31, 2020.

We have been involved in an ongoing dispute with a German company, Onespin solutions GmbH, regarding the co-existence of, or alleged infringement with, its trademark in certain jurisdictions for “ONESPIN” and our trademark in certain jurisdictions for “ONESPAN”. Onespin sells integrated circuit integrity verification solutions for use in the system on chip software development process flow. During the fourth quarter of 2020, we reached a settlement with Onespin on these matters. The amount of the settlement was not material from a financial perspective. We consider this matter to now be closed.

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

A complaint, related in subject matter to the Securities Class Action, was filed on October 23, 2020 against certain of OneSpan’s officers and directors, and names OneSpan as a nominal defendant. The case is captioned Klein v. Boroditzky, et al., No. 1:20-cv-06310 (N.D. Ill.) (the “Derivative Action” and, collectively with the Securities Class Action, the “Litigation”). The plaintiff asserts claims for breach of fiduciary duty, abuse of control and corporate waste, as well as a claim for contribution under Sections 10(b) and 21D of the Exchange Act, based on the same alleged wrongdoing pled in the Securities Class Action. We intend to defend against the Litigation vigorously.

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

Note 19 – Quarterly Results of Operations (unaudited)

The quarterly results of operations are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2020	(1)
Total revenues	$56,370	$54,954	$51,439	$52,928
Gross profit	40,300	36,729	35,961	39,262
Operating costs	39,475	38,416	38,316	41,303
Operating income (loss)	825	(1,687)	(2,355)	(2,041)
Provision (benefit) for income taxes	690	973	95	277
Net income (loss)	4	(2,023)	(1,678)	(1,756)
Net income/(loss) per share:
Basic	$(0.00)	$(0.05)	$(0.04)	$(0.04)
Diluted	$(0.00)	$(0.05)	$(0.04)	$(0.04)

2019	(1)	(1)	(1)	(1)
Total revenues	$47,095	$56,167	$79,691	$70,531
Gross profit	31,056	38,287	53,022	49,157
Operating costs	37,096	40,565	35,937	43,735
Operating income (loss)	(6,040)	(2,278)	17,085	5,422
Provision (benefit) for income taxes	(400)	753	3,855	2,336
Net income (loss)	(6,056)	(2,511)	11,847	4,585
Net income/(loss) per share:
Basic	$(0.15)	$(0.06)	$0.30	$0.11
Diluted	$(0.15)	$(0.06)	$0.30	$0.11

*

(1) We have revised the revenue, gross profit, operating income (loss), provision (benefit) for income taxes, net income (loss), and net income (loss) per share amounts reported in previously issued financial statements for immaterial errors. Specifically, fourth quarter 2019 total revenues, gross profit, provision for income taxes, net income, and net income per share decreased by $0.5 million, $0.5 million, less than $0.1 million, $0.5 million and $0.02. See Note 3 – Revision of Previously Issued Financial Statements for additional information.

Note 20 – Related Party

Agreements with Related Parties

The Company entered into an agreement to provide e-signature and secure agreement automation services to Cox Automotive in the fourth quarter of 2020. Marianne Johnson is an Executive Vice President and the Chief Product Officer at Cox Automotive. Ms. Johnson has served on the OneSpan Board of Directors since March 2020. The amount of revenue recognized for e-signature and secure agreement automation services during the year ended December 31, 2020 was $0.1 million, and is included in subscription revenue. The amount receivable as of December 31, 2020 was $0.4 million.

In the fourth quarter of 2020, the Company expanded the scope of its agreement for subscription SMS services purchased from Twilio, Inc. Marc Boroditsky is the Chief Revenue Officer of Twilio, Inc. and has a direct ownership interest in Twilio, Inc. Mr. Boroditsky has served on the OneSpan Board of Directors since June 2019. The Company has entered into various immaterial agreements to purchase SMS services from Twilio, Inc. prior to 2020. The total amount paid to Twilio, Inc. during the year ended December 31, 2020 was $0.4 million and is included in cost of goods sold. The amount payable at December 31, 2020 was less than $0.1 million.

SCHEDULE II

ONESPAN INC.

VALUATION AND QUALIFYING ACCOUNTS

Credit losses for trade receivables.

			Provision		Foreign
	Beginning		for Bad		Currency	Ending
For the year ended December 31,	Balance		Debts	Chargeoffs	Translation	Balance

2020	$2,812	(1)	2,306	(994)	11	$4,135
2019	$1,152		2,215	(843)	—	$2,524
2018	$520		871	(239)	—	$1,152

(1)	Includes the $288 impact of the initial ASU 2016-13 adoption on January 1, 2020.

See accompanying independent auditors’ report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2021.

OneSpan Inc.

/s/ Scott Clements
Scott Clements
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated on February 25, 2021.

POWER OF ATTORNEY

Each of the undersigned, in his capacity as an officer or director, or both, as the case may be, of OneSpan Inc. does hereby appoint Scott Clements, and each of them severally, his true and lawful attorneys or attorney to execute in his name, place and stead, in his capacity as director or officer, or both, as the case may be, this Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and any and all amendments thereto and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission. Each of said attorneys shall have power to act hereunder with or without the other attorney and shall have full power and authority to do and perform in the name and on behalf of each of said directors or officers, or both, as the case may be, every act whatsoever requisite or necessary to be done in the premises, as fully and to all intents and purposes as to which each of said officers or directors, or both, as the case may be, might or could do in person, hereby ratifying and confirming all that said attorneys or attorney may lawfully do or cause to be done by virtue hereof.

SIGNATURE	TITLE

/s/ Scott M. Clements Scott M. Clements	President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ Mark S. Hoyt Mark S. Hoyt	Chief Financial Officer, Treasurer, and Executive Vice President (Principal Financial Officer)

/s/ John Bosshart John Bosshart	Chief Accounting Officer (Principal Accounting Officer)

/s/ John N. Fox, Jr. John N. Fox, Jr.	Chairman

/s/ Marc D. Boroditsky Marc D. Boroditsky	Director

/s/ Michael P. Cullinane Michael P. Cullinane	Director

/s/ Naureen Hassan Naureen Hassan	Director

/s/ Jean K. Holley Jean K. Holley	Director

/s/ Marianne Johnson Marianne Johnson	Director

/s/ Matthew Moog Matthew Moog	Director

/s/ Alfred Nietzel Alfred Nietzel	Director

/s/ Marc Zenner Marc Zenner	Director