Form 10-Q
period 2021-03-31
OneSpan Inc.
filed 2021-05-04
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

Large accelerated filer	⌧	Accelerated filer	☐
Non-accelerated filer	◻	Emerging growth company	☐
		Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

There were 40,265,066 shares of Common Stock, $.001 par value per share, outstanding at May 1, 2021.

OneSpan Inc.

Form 10-Q

For the Quarter Ended March 31, 2021

OneSpan Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and equivalents	$70,819	$88,394
Short term investments	44,388	26,859
Accounts receivable, net of allowances of $4,170 in 2021 and $4,135 in 2020	47,892	57,537
Inventories, net	11,346	13,093
Prepaid expenses	7,587	7,837
Contract assets	5,090	7,202
Other current assets	9,602	6,256
Total current assets	196,724	207,178
Property and equipment, net	11,722	11,835
Operating lease right-of-use assets	10,559	11,356
Goodwill	97,453	97,552
Intangible assets, net of accumulated amortization	25,697	27,196
Deferred income taxes	7,450	7,030
Contract assets - non-current	1,363	1,877
Other assets	11,509	11,179
Total assets	$362,477	$375,203
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,788	$5,684
Deferred revenue	43,162	43,417
Accrued wages and payroll taxes	15,231	13,649
Short-term income taxes payable	967	2,618
Other accrued expenses	9,379	8,334
Deferred compensation	75	1,602
Total current liabilities	74,602	75,304
Long-term deferred revenue	11,651	11,730
Long-term lease liabilities	11,661	12,399
Other long-term liabilities	10,249	10,423
Long-term income taxes payable	6,095	6,095
Deferred income taxes	1,739	1,912
Total liabilities	115,997	117,863
Stockholders' equity
Preferred stock: 500 shares authorized, none issued and outstanding at December 31, 2021 and 2020	—	—
Common stock: $.001 par value per share, 75,000 shares authorized; 40,265 and 40,103 shares issued; 40,265 and 40,103 shares outstanding at March 31, 2021 and December 31, 2020, respectively	40	40
Additional paid-in capital	98,022	98,819
Treasury stock, at cost, 250 and 250 shares outstanding at March 31, 2021 and December 31, 2020, respectively	(5,030)	(5,030)
Retained earnings	164,602	173,731
Accumulated other comprehensive loss	(11,154)	(10,220)
Total stockholders' equity	246,480	257,340
Total liabilities and stockholders' equity	$362,477	$375,203

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

(unaudited)

	Three months ended
	March 31,
	2021	2020
Revenue
Product and license	$28,445	$38,260
Services and other	22,330	18,110
Total revenue	50,775	56,370

Cost of goods sold
Product and license	9,541	10,738
Services and other	5,781	5,332
Total cost of goods sold	15,322	16,070

Gross profit	35,453	40,300

Operating costs
Sales and marketing	18,379	14,859
Research and development	12,244	9,994
General and administrative	12,551	12,268
Amortization / impairment of intangible assets	1,573	2,354
Total operating costs	44,747	39,475

Operating income (loss)	(9,294)	825

Interest income, net	4	207
Other income (expense), net	(362)	(338)

Income (loss) before income taxes	(9,652)	694
Provision (benefit) for income taxes	(501)	690

Net income (loss)	$(9,151)	$4

Net income (loss) per share
Basic	$(0.23)	$(0.00)
Diluted	$(0.23)	$(0.00)

Weighted average common shares outstanding
Basic	39,996	40,127
Diluted	39,996	40,338

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended March 31,
	2021	2020
Net income (loss)	$(9,151)	$4
Other comprehensive loss
Cumulative translation adjustment, net of tax	(919)	(4,278)
Unrealized gains (losses) on available-for-sale securities	(15)	—
Pension adjustment, net of tax	—	(6)
Comprehensive income (loss)	$(10,085)	$(4,280)

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the three months ended March 31, 2021:

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury - Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
Description	Shares	Amount	Shares	Amount	Capital	Income	Income (Loss)	Equity
Balance at December 31, 2020	40,103	$40	250	(5,030)	$98,819	$173,731	$(10,220)	$257,340
Net income (loss)	—	—	—	—	—	(9,151)	—	(9,151)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	22	(919)	(897)
Restricted stock awards	248	—	—	—	1,342	—	—	1,342
Tax payments for stock issuances	(86)	—	—	—	(2,139)	—	—	(2,139)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	(15)	(15)
Balance at March 31, 2021	40,265	$40	250	$(5,030)	$98,022	$164,602	$(11,154)	$246,480

For the three months ended March 31, 2020:

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury - Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
Description	Shares	Amount	Shares	Amount	Capital	Income	Income (Loss)	Equity
Balance at December 31, 2019	40,207	40	—	—	$96,109	$179,440	$(13,295)	$262,294
Cumulative effect of change related to adoption of ASU 2016-13, net of tax	—	—	—	—	—	(254)	0	(254)
Net income	—	—	—	—	—	4	—	4
Foreign currency translation adjustment , net	—	—	—	—	—	—	(4,278)	(4,278)
Restricted stock awards	168	—	—	—	1,350	—	—	1,350
Tax payments for stock issuances	(61)	—	—	—	(293)	—	—	(293)
Pension adjustment, net of tax	—	—	—	—	—	—	(6)	(6)
Balance at March 31, 2020	40,314	$40	—	—	$97,166	$179,190	$(17,579)	$258,817

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2021	2020 (1)
Cash flows from operating activities:
Net income (loss) from operations	$(9,151)	$4
Adjustments to reconcile net income (loss) from operations to net cash provided by (used in) operations:
Depreciation and amortization of intangible assets	2,310	3,019
Loss on disposal of assets	22	88
Deferred tax benefit	(732)	(306)
Stock-based compensation	1,342	1,350
Changes in operating assets and liabilities:
Accounts receivable, net	8,588	(1,817)
Inventories, net	1,748	1,445
Contract assets	2,346	(442)
Accounts payable	140	(1,663)
Income taxes payable	(1,634)	(4,735)
Accrued expenses	3,090	(2,104)
Deferred compensation	(1,527)	418
Deferred revenue	322	4,166
Other assets and liabilities	(3,281)	(1,775)
Net cash provided by operating activities	3,583	(2,352)

Cash flows from investing activities:
Purchase of short term investments	(25,234)	(6,642)
Maturities of short term investments	7,565	6,500
Additions to property and equipment	(755)	(1,516)
Other	(16)	(13)
Net cash provided by (used in) investing activities	(18,440)	(1,671)

Cash flows from financing activities:
Tax payments for restricted stock issuances	(2,139)	(293)
Net cash used in financing activities	(2,139)	(293)

Effect of exchange rate changes on cash	(558)	(342)

Net increase (decrease) in cash	(17,554)	(4,658)
Cash, cash equivalents, and restricted cash, beginning of period	89,241	85,129
Cash, cash equivalents, and restricted cash, end of period (1.)	$71,687	$80,471

(1.)	End of period cash, cash equivalents, and restricted cash includes $0.9 million and $0.8 million of restricted cash at March 31, 2021 and March 31, 2020, respectively.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of OneSpan and its subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. All intercompany accounts and transactions have been eliminated. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021, particularly in light of the novel coronavirus (COVID-19) pandemic and its effects on domestic and global economies.

We continue to actively address the effects of the COVID-19 pandemic and its impact globally. Beginning in the Summer of 2020 and continuing through the remainder of 2020, we experienced lengthened sales cycles and reduced demand for some of our security solutions due to economic uncertainty connected to the COVID-19 pandemic. While we hope that the negative consequences on our business associated with the COVID-19 pandemic will subside in 2021, we cannot predict the impact with certainty.

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

The following tables present the effects of the aforementioned revisions on our unaudited condensed consolidated statement of operations for the three months ended March 31, 2020, our unaudited condensed consolidated statement of comprehensive loss for the three months ended March 31, 2020, our unaudited condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2020, and our unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2020 (in thousands).

Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended March 31, 2020
in thousands	As Previously Reported	Adjustments	As Revised
Revenue
Product and license	$38,260	$—	$38,260
Services and other	18,232	(122)	18,110
Total revenue	56,492	(122)	56,370

Gross Profit	40,422	(122)	40,300

Operating income	947	(122)	825

Income before income taxes	816	(122)	694
Provision for income taxes	718	(28)	690

Net Income	98	(94)	4

Condensed Consolidated Statement of Comprehensive Loss (Unaudited)

	Three Months Ended March 31, 2020
in thousands	As Previously Reported	Adjustments	As Revised
Net income	$98	$(94)	$4
Comprehensive loss	(4,186)	(94)	(4,280)

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

	Total Stockholders' Equity
in thousands	As Previously Reported	Adjustments	As Revised
Balance at December 31, 2019	$264,021	$(1,727)	$262,294
Net income	98	(94)	4
Balance at March 31, 2020	$260,639	$(1,822)	$258,817

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three months ended March 31, 2020
in thousands	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income	$98	$(94)	$4
Changes in operating assets and liabilities:
Contract assets	(564)	122	(442)
Income taxes payable	(4,707)	(28)	(4,735)
Net cash used in operating activities	(2,352)	—	(2,352)

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

Foreign Currency Translation and Transactions

The financial position and results of the operations of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other income (expense), net. Foreign exchange transaction losses aggregated $0.7 million for the three months ended March 31, 2021 and $0.5 million for the three months ended March 31, 2020.

The financial position and results of our operations in Singapore, Switzerland, and Canada are measured in U.S. Dollars. For these subsidiaries, gains and losses that result from foreign currency transactions are included in the consolidated statements of operations in other income (expense), net.

Note 2 – Summary of Significant Accounting Policies

There have been no changes to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Cash, Cash Equivalents and Restricted Cash

We are in lease agreements that require letters of credit to secure the obligations. The restricted cash related to these letters of credit is recorded in other non-current assets on the Condensed Consolidated Balance Sheet in the amounts of $0.9 million and $0.8 million at March 31, 2021 and December 31, 2020, respectively.

Equity Method Investment

We apply the equity method of accounting to our investment in Promon AS (Promon), because we exercise significant influence, but not controlling interest, in the investee. Promon is a technology company headquartered in Norway that specializes in mobile app security, whose solutions focus largely on Runtime Application Self-Protection (RASP). We exercise significant influence over Promon as a result of our 17% ownership interest in Promon, our representation on Promon’s Board of Directors, and the significance to Promon of our business activities with them. We integrate Promon’s RASP technology into our software solution, which are licensed to our customers. Under the equity method of accounting, the Company’s proportionate share of the net earnings (losses) of Promon is reported in other income (expense), net in our condensed consolidated Statements of Operations. The impact of the proportionate share of net earnings (losses) were immaterial for the three months ended March 31, 2021 and 2020 as were the relative size of Promon’s assets and operations in relation to the Company’s. The carrying value of our equity method investment is reported in other noncurrent assets in the condensed consolidated Balance Sheets and is reported originally at cost and adjusted each period for the Company’s share of the investee’s earnings (losses) and dividends paid, if any. The Company also assesses the investment for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. The Company did not record any impairment charges during the three month periods ended March 31, 2021 and 2020. The Company recorded $1.6 million and $1.2 million in costs of sales during the three months ended March 31, 2021 and March 31, 2020, respectively for license fees owed to Promon for use of their software and technology. The Company owed Promon $2.7 million as of March 31, 2021, which is included in accounts payable and accrued liabilities.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplification for Accounting for Income Taxes, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2020-12 was effective beginning January 1, 2021. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. The guidance is effective upon issuance and can be applied through December 31, 2022. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

Disaggregation of Revenues

The following tables present our revenues disaggregated by major products and services, geographical region and timing of revenue recognition.

Revenue by major products (in thousands)

	Three months ended March 31,
	2021	2020
Hardware products	$17,668	$19,738
Software licenses	10,777	18,522
Subscription	8,405	5,707
Professional services	1,402	1,421
Maintenance, support and other	12,523	10,982
Total Revenue	$50,775	$56,370

Revenue by location of customer for the three months ended March 31, 2021 and 2020 (in thousands)

	EMEA	Americas	APAC	Total
Total Revenue:
2021	$26,989	$16,528	$7,258	$50,775
2020	$33,604	$12,333	$10,433	$56,370

Percent of Total:
2021	53%	33%	14%	100%
2020	59%	22%	19%	100%

Timing of revenue recognition (in thousands)

	Three months ended March 31,
	2021	2020
Products and Licenses transferred at a point in time	$28,445	$38,260
Services transferred over time	22,330	18,110
Total Revenue	$50,775	$56,370

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	March 31,	December 31,
	2021	2020
Receivables, inclusive of trade and unbilled	$47,892	$57,537
Contract Assets (current and non-current)	$6,453	$9,079
Contract Liabilities (Deferred Revenue current and non-current)	$54,813	$55,147

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

Revenue recognized during the three months ended March 31, 2021 included $15.0 million that was included on the December 31, 2020 balance sheet in contract liabilities. Deferred revenue increased in the same period due to timing of annual renewals.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

in thousands	2021	2022	2023	Beyond 2023	Total
Future revenue related to current unsatisfied performance obligations	$17,467	$15,600	$10,020	$6,652	$49,739

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

The following tables provide information related to the capitalized costs and amortization recognized in the current and prior periods:

in thousands	March 31, 2021	December 31, 2020
Capitalized costs to obtain contracts, current	$1,380	$1,222
Capitalized costs to obtain contracts, non-current	$5,635	$5,464

	Three months ended March 31,
in thousands	2021	2020
Amortization of capitalized costs to obtain contracts	$310	$169
Impairments of capitalized costs to obtain contracts	$-	$-

Note 4 – Inventories, net

Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the FIFO method.

Inventories, net are comprised of the following:

	March 31,	December 31,
	2021	2020

	(in thousands)
Component parts	$5,372	$5,439
Work-in-process and finished goods	5,974	7,654
Total	$11,346	$13,093

Note 5 – Goodwill

Goodwill activity for the three months ended March 31, 2021 consisted of the following:

in thousands
Net balance at December 31, 2020	$97,552
Net foreign currency translation	(99)
Net balance at March 31, 2021	$97,453

No impairment of goodwill was recorded during the three months ended March 31, 2021 or March 31, 2020.

Note 6 – Intangible Assets

Intangible asset activity for the three months ended March 31, 2021 is detailed in the following table.

in thousands	Acquired Technology	Customer Relationships	Other	Total Intangible Assets
Net balance at December 31, 2020	$2,277	$23,200	$1,719	$27,196
Additions	2	—	14	16
Disposals	—	—	(21)	(21)
Net foreign currency translation	17	66	(4)	79
Amortization expense	(387)	(999)	(187)	(1,573)
Net balance at March 31, 2021	$1,909	$22,267	$1,521	$25,697

March 31, 2021 balance at cost	$43,405	$40,055	$13,555	$97,015
Accumulated amortization	(41,496)	(17,788)	(12,034)	(71,318)
Net balance at March 31, 2021	$1,909	$22,267	$1,521	$25,697

Certain intangible assets are denominated in functional currencies besides the U.S. dollar and are subject to currency fluctuations. No impairment of intangible assets was recorded during the three months ended March 31, 2021 or March 31, 2020.

Note 7 – Property and Equipment

The major classes of property and equipment are as follows:

in thousands	March 31, 2021	December 31, 2020
Office equipment and software	$13,788	$13,540
Leasehold improvements	10,388	10,593
Furniture and fixtures	3,875	3,827
Total	28,051	27,960
Accumulated depreciation	(16,329)	(16,125)
Property and equipment, net	$11,722	$11,835

Depreciation expense was $0.7 million and $0.7 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

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

The Company classifies its investments in debt securities as available-for-sale. In accordance with ASU 2016-13, Measurement of Credit Losses on Financial Instruments, we review available-for-sale debt securities for impairments related to losses and other factors each quarter. Unrealized gains and losses are recorded to other comprehensive income. The unrealized gains and losses on the available-for-sale debt securities were not material as of March 31, 2021 and December 31, 2020.

The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies, as defined in ASC 820, Fair Value Measurements. The fair value hierarchy consists of the following three levels:

●	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived primarily from or corroborated by observable market data.
●	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following tables summarize assets that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

		Fair Value Measurement at Reporting Date Using
in thousands	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Notes	$2,439	-	$2,439	-
Corporate Notes / Bonds	$13,307	-	$13,307	-
Commercial Paper	$7,596	-	$7,596	-
U.S. Treasury Bills	$4,824	-	$4,824	-
U.S. Government Agencies	$16,223	-	$16,223	-

		Fair Value Measurement at Reporting Date Using
in thousands	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Notes	$4,951	-	$4,951	-
Corporate Notes / Bonds	$8,780	-	$8,780	-
Commercial Paper	$4,098	-	$4,098	-
U.S. Treasury Bills	$5,292	-	$5,292	-
U.S. Government Agencies	$3,738	-	$3,738	-

Note 9 – Allowance for credit losses

The changes in the allowance for credit losses during the three months ended March 31, 2021 were as follows:

in thousands
Balance at December 31, 2020	$4,135
Provision	290
Write-offs	(253)
Net foreign currency translation	(2)
Balance at March 31, 2021	$4,170

Note 10 – Leases

Operating lease cost details for the three months ended March 31, 2021 and 2020 are as follows:

	Three months ended
	March 31, 2021
	2021	2020

	(in thousands)
Building rent	$570	$691
Automobile rentals	333	352
Total net operating lease costs	$903	$1,043

At March 31, 2021, the weighted average remaining lease term for our operating leases is 6.7 years. The weighted average discount rate for our operating leases is 5%.

During the three months ended March 31, 2021, there were $0.9 million of operating cash payments for lease liabilities, and $0 of right-of use assets obtained in exchange for new lease liabilities.

Maturities of our operating leases are as follows:

As of March 31, 2021
(in $ thousands)
2021	$2,538
2022	3,118
2023	2,517
2024	1,714
2025	1,581
Later years	5,922
Less imputed interest	(3,005)
Total lease liabilities	$14,385

Note 11 – Income Taxes

Given our expected projected loss (before tax) for the year, our estimated annual effective tax rate for 2021 before discrete items is expected to be approximately 6%.  Our global effective tax rate is lower than the U.S. statutory tax rate of 21% primarily due to losses in jurisdictions for which a valuation allowance is required and therefore no benefit is received, along with nondeductible expenses. Our ultimate tax expense will depend on the mix of earnings in various jurisdictions. Income taxes of $5.0 million were paid during the three months ended March 31, 2021.

At December 31, 2020, we had deferred tax assets of $30.0 million resulting from foreign and state NOL carryforwards of $119.5 million and other foreign deductible carryforwards of $64.7 million. At December 31, 2020, we had a valuation allowance of $19.9 million against deferred tax assets related to certain carryforwards.

Certain non-U.S. operations have incurred net operating losses (NOLs), which are currently subject to a valuation allowance. These NOLs may become deductible to the extent these operations become profitable. For each of our operations, we evaluate whether it is more likely than not that the tax benefits related to NOLs will be realized. As part of this evaluation, we consider evidence such as tax planning strategies, historical operating results, forecasted taxable income, and recent financial performance. In the year that certain non-U.S. operations record a loss, we do not recognize a corresponding tax benefit, thus increasing our effective tax rate, or decreasing our effective tax rate when reporting a loss. Upon determining that it is more likely than not that the NOLs will be realized, we will reduce the tax valuation allowances related to these NOLs, which will result in a reduction of our income tax expense and our effective tax rate in the period.

Note 12 – Long-Term Compensation Plan and Stock Based Compensation (share counts in thousands)

Under the OneSpan Inc. 2020 Omnibus Incentive Plan, we award restricted stock units subject to time-based vesting, restricted stock units which are subject to the achievement of future performance criteria and restricted stock units that are subject to the achievement of market conditions. Other long-term incentive plan compensation expense includes cash incentives.

We awarded 169 restricted stock units during the three months ended March 31, 2021, subject to time-based vesting. The fair value of the unissued time-based restricted stock unit grants was $4.1 million at the dates of grant and the grants are being amortized over the vesting periods of one to four years.

We awarded restricted stock unit grants during the three months ended March 31, 2021, subject to the achievement of market and service conditions, which allow for up to 41 shares to be earned if the market conditions are fully achieved. The fair value of these awards was $1.7 million at the dates of grant and the awards are being amortized over the vesting period of three years.

We awarded restricted stock units subject to the achievement of service and future performance criteria during the three months ended March 31, 2021, which allow for up to 114 shares to be earned if the performance criteria are fully achieved. The fair value of these awards was $2.9 million at the dates of grant. The Company currently believes that these awards are expected to be earned.

The following table details long-term compensation plan and stock-based compensation expense for the three months ended March 31, 2021 and 2020:

	March 31,
	2021	2020
in thousands
Stock-based compensation	$1,342	$1,350
Other long-term incentive plan compensation	200	365
Total compensation	$1,542	$1,715

Note 13 – Earnings per Share (share counts in thousands)

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive. Because the Company is in a net loss position for the three months ended March 31, 2021, diluted net loss per share for these periods excludes the effects of common stock equivalents, which are anti-dilutive. For the three months ended March 31, 2020, the anti-dilutive effect of our securities is immaterial.

The details of the earnings per share calculations for the three months ended March 31, 2021 and 2020 are as follows:

	March 31,
in thousands, except per share data	2021	2020
Net income (loss)	$(9,151)	$4
Weighted average common shares outstanding:
Basic	39,996	40,127
Incremental shares with dilutive effect:
Restricted stock awards	—	211
Diluted	39,996	40,338

Net income (loss) per share:
Basic	$(0.23)	$(0.00)
Diluted	$(0.23)	$(0.00)

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

We include various types of indemnification clauses in our customer agreements. These indemnifications may include, but are not limited to, infringement claims related to our intellectual property, direct damages and consequential damages. The type and amount of such indemnifications vary substantially based on our assessment of risk and reward associated with each agreement. We believe the estimated fair value of these indemnification clauses is minimal, and we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. We have no liabilities recorded for these clauses as of March 31, 2021.

A complaint was filed on August 20, 2020 against OneSpan and certain of its officers, asserting claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder, based on certain alleged material misstatements and omissions. The case is captioned Almendariz v. OneSpan Inc., et al., No. 1:20-cv-04906 (N.D. Ill.) (the “Securities Class Action”). Specifically, the plaintiff in the Securities Class Action alleges, among other things, that certain statements about OneSpan’s business were misleading because of defendants’ failure to disclose that OneSpan purportedly had inadequate internal procedures and controls over financial reporting and related disclosures; and OneSpan purportedly downplayed the negative impacts of immaterial errors in its financial statements. On April 28, 2021, the Securities Class Action was dismissed by the court without prejudice.

A complaint, related in subject matter to the Securities Class Action, was filed on October 23, 2020 against certain of OneSpan’s officers and directors, and names OneSpan as a nominal defendant. The case is captioned Klein v. Boroditzky, et al., No. 1:20-cv-06310 (N.D. Ill.) (the “Derivative Action” and, collectively with the Securities Class Action, the “Litigation”). The plaintiff asserts claims for breach of fiduciary duty, abuse of control and corporate waste, as well as a claim for contribution under Sections 10(b) and 21D of the Exchange Act, based on the same alleged wrongdoing pled in the Securities Class Action. On February 16, 2021, on the parties’ agreed motion, the court stayed the action pending a decision on the then-anticipated motion to dismiss in the Securities Class Action.

On April 2, 2021, a different purported shareholder of the Company, represented by one of the same law firms representing plaintiff in the Klein case, filed second derivative suit in the Northern District of Illinois arising out of the same events that led to the filing of the Securities Class Action. The case is captioned Herrera v. Boroditsky, et al., 1:21-cv-01789 (N.D. Ill.). The factual allegations are substantially similar to those in Klein, except that the complaint does not contain express allegations regarding the pendency of the Securities Class Action and only one cause of action, for breach of fiduciary duty, is asserted. Defendants have not yet been served or entered an appearance.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of applicable U.S. securities laws, including statements regarding the potential benefits, performance and functionality of our products and solutions, including future offerings; our expectations, beliefs, plans, operations and strategies relating to our business and the future of our business; our strategic plans regarding our portfolio, including acquisitions and dispositions; and our expectations regarding our financial performance in the future. Forward-looking statements may be identified by words such as "seek", "believe", "plan", "estimate", "anticipate", “expect", "intend", "continue", "outlook", "may", "will", "should", "could", or "might", and other similar expressions. These forward-looking statements involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could materially affect our business and financial results include, but are not limited to: market acceptance of our products and solutions and competitors’ offerings; the potential effects of technological changes; the impact of the COVID-19 pandemic and actions taken to contain it; our ability to effectively manage acquisitions, divestitures, alliances, joint ventures and other portfolio actions; the execution of our transformative strategy on a global scale; the increasing frequency and sophistication of hacking attacks; claims that we have infringed the intellectual property rights of others; changes in customer requirements; price competitive bidding; changing laws, government regulations or policies; pressures on price levels; investments in new products or businesses that may not achieve expected returns; impairment of goodwill or amortizable intangible assets causing a significant charge to earnings; actions of activist stockholders; and exposure to increased economic and operational uncertainties from operating a global business, as well as those factors described in the “Risk Factors” section of our Annual Report on Form 10-K. Our filings with the Securities and Exchange Commission (the “SEC”) and other important information can be found in the Investor Relations section of our website at investors.onespan.com. We do not have any intent, and disclaim any obligation, to update the forward-looking information to reflect events that occur, circumstances that exist or changes in our expectations after the date of this Form 10-Q, except as required by law.

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

Outlook and Financial Results

We continue to actively address the effects of the COVID-19 pandemic and its impact globally. Beginning in the Summer of 2020 and continuing through the remainder of 2020, we experienced lengthened sales cycles and reduced demand for some of our security solutions due to economic uncertainty connected to the COVID-19 pandemic. The most significant impact of the pandemic on our business has been a drop in demand for our hardware authentication products and delays in the implementation of certain software solutions.

In the current and future periods, we may experience weaker customer demand, requests for discounts or extended payment terms, customer bankruptcies, supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors that could negatively impact the Company and its business, operations and financial results.

We believe that we will emerge from these events well positioned for long-term growth, though we cannot reasonably estimate the duration and severity of the pandemic or its ultimate impact on the global economy and our business results. See Part II – Item 1A – Risk Factors of this Form 10-Q for additional information regarding the potential impact of COVID-19 on the Company.

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

While we did not experience any cyber incidents in the first three months of 2021 that had a significant impact on our business, it is possible that we could experience an incident in 2021 or future years, which could result in unanticipated costs.

Currency Fluctuation

During the three months ended March 31, 2021, approximately 86% of our revenue was generated outside of the United States. While the majority of our revenues are generated outside of the United States, a significant amount of our revenue earned during the three months ended March 31, 2021 was denominated in U.S. Dollars. During the three months ended March 31, 2021, we estimate that approximately 48% of our revenue was denominated in U.S. Dollars.

In addition, during the three months ended March 31, 2021, approximately 70% of our operating expenses were incurred outside of the United States. As a result, changes in currency exchange rates, especially the Euro exchange rate and the Canadian Dollar exchange rate, can have a significant impact on revenue and expenses.

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

The financial position and the results of operations of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland, Singapore and Canada, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates generated other comprehensive loss of $0.9 million for the three months ended March 31, 2021 and $4.3 million for the three months ended March 31, 2020. These amounts are included as a separate component of stockholders’ equity. The functional currency for our subsidiaries in Switzerland, Singapore and Canada is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other income (expense), net. Foreign exchange transaction losses aggregated $0.7 million for the three months ended March 31, 2021, compared to $0.5 million of foreign exchange transaction losses aggregated for the three months ended March 31, 2020.

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

Historically, operating expenses have been impacted by changes in foreign exchange rates. We estimate the change in currency rates in the first three months of 2021 compared to the same period in 2020 resulted in an increase in operating expenses of approximately $1.4 million.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Operating expenses for the three months ended March 31, 2021 included $1.3 million and $0.2 million, respectively of expenses related to stock-based and long-term incentive plan costs compared to $1.3 million and $0.4 million of stock-based and long-term incentive plan cost for the three months ended March 31, 2020, respectively.

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

Income Taxes

Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). All our IP in our traditional authentication business is owned by two subsidiaries, one in the U.S. and one in Switzerland. These two subsidiaries have entered into agreements with most of the other OneSpan entities under which those other entities provide services to our U.S. and Swiss subsidiaries on either a percentage of revenue or on a cost plus basis or both. Under this structure, the earnings of our service provider subsidiaries are relatively constant. These service provider companies tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings tend to flow to the U.S. company and Swiss company. In 2021, earnings flowing to the U.S. company are expected to be taxed at a rate of 21% to 25%, while earnings flowing to the Swiss company are expected to be taxed at a rate ranging from 11% to 12%, plus Swiss withholding tax of an additional 5%. A Canadian and UK subsidiary currently sell to and service global customers directly. In addition, many of our OneSpan entities operate as distributors for all of our OneSpan products.

As the majority of our revenues are generated outside of the U.S., our consolidated effective tax rate is strongly influenced by the effective tax rate of our foreign operations. Changes in the effective rate related to foreign operations reflect changes in the geographic mix of earnings and the tax rates in each of the countries in which it is earned. The statutory tax rate for the primary foreign tax jurisdictions ranges from 12% to 35%.

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

	Three months ended March 31,		Change
	2021	2020	$	%

	(in thousands)
Hardware products	$17,668	$19,738	$(2,070)	(10)%
Software licenses	10,777	18,522	(7,745)	(42)%
Subscription	8,405	5,707	2,698	47%
Professional services	1,402	1,421	(19)	(1)%
Maintenance, support and other	12,523	10,982	1,541	14%
Total Revenue	$50,775	$56,370	$(5,595)	(10)%

Total revenue decreased $5.6 million or 10%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The overall decrease in revenue was comprised of a $6.5 million decrease in perpetual software license revenue, and a $2.1 million decrease in hardware revenue, partially offset by an increase in recurring revenue. Recurring revenue, comprised of subscription, term-based software license, and maintenance, support and other revenue, increased $3.0 million or 12% during the three months ended March 31, 2021, compared to the three months ended March 31, 2020.

Product and license revenue decreased $9.8 million or 26% during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, which was driven by a decrease in both hardware and software sales. The decrease in software sales is due to pre-pandemic demand during the three months ended March 31, 2020. Lower hardware revenue is reflective of an overall decrease in demand for hardware products, as customers shift to electronic solutions.

Services and other revenue increased by $4.2 million, or 23% during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was driven by higher subscription and maintenance revenue.

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

	Three months ended March 31,
	2021	2020	$ Change	% Change

	(in thousands)
Revenue
EMEA	$ 26,989	$ 33,604	($ 6,615)	(20)%
Americas	16,528	12,333	4,195	34%
APAC	7,258	10,433	(3,175)	(30)%
Total revenue	$ 50,775	$ 56,370	($ 5,595)	(10)%

% of Total Revenue
EMEA	53%	59%
Americas	33%	22%
APAC	14%	19%

Revenue generated in EMEA during the three months ended March 31, 2021 was $6.6 million, or 20% lower than the three months ended March 31, 2020, driven by lower hardware sales, partially offset by higher software license revenue and higher maintenance revenue.

Revenue generated in the Americas during the three months ended March 31, 2021 was $4.2 million, or 34% higher than the three months ended March 31, 2020, driven by an increase in subscription revenue.

Revenue generated in the Asia Pacific region during the three months ended March 31, 2021 was $3.2 million, or 30% lower than the three months ended March 31, 2020, driven by lower revenue from software licenses, hardware and maintenance.

Cost of Goods Sold and Gross Margin

	Three months ended March 31,
	2021	2020	$	% Change

	(in thousands)
Cost of goods sold
Product and license	$ 9,541	$ 10,738	($ 1,197)	(11)%
Services and other	5,781	5,332	449	8%
Total cost of goods sold	$ 15,322	$ 16,070	($ 748)	(5)%

Gross profit	$ 35,453	$ 40,300	(4,847)	(12)%

Gross margin
Product and license	66%	72%
Services and other	74%	71%
Total gross margin	70%	71%

The cost of product and license goods sold decreased $0.7 million or 5% during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. During the three months ended March 31, 2021, the cost of product and license goods sold decreased $1.2 million or 11% compared to the three months ended March 31, 2020. The decrease in cost of product and license was primarily driven by lower hardware sales.

The cost of services and other revenue increased by $0.5 million, or 8% during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in cost of services is reflective of higher subscription revenue, which has increased cloud-based infrastructure costs.

Gross profit decreased $4.8 million, or 12% during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Gross profit margin was 70% for the three months ended March 31, 2021, compared to 71% for the three months ended March 31, 2020. The overall decrease in profit margins for the three months ended March 31, 2021 was driven by lower product and license margins, largely attributable to product mix.

The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies including the Euro. The impact of changes in currency rates are estimated to have increased revenue by approximately $2.2 million for the three months ended March 31, 2021. Had currency rates in 2021 been equal to rates in 2020, the gross profit margins would have been approximately 4.3 percentage points lower for the three months ended March 31, 2021.

Operating Expenses

	Three months ended March 31,
	2021	2020	$	% Change

	(in thousands)
Operating costs
Sales and marketing	$18,379	$14,859	$ 3,520	24%
Research and development	12,244	9,994	2,250	23%
General and administrative	12,551	12,268	283	2%
Amortization of intangible assets	1,573	2,354	(781)	(33)%
Total operating costs	$44,747	$39,475	$ 5,272	13%

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2021 were $18.4 million, an increase of $3.5 million or 24%, from the three months ended March 31, 2020. The increase in expense for the three months ended March 31, 2021 was primarily driven by higher personnel costs due to higher headcount, as well as increased marketing spend, partially offset by lower travel costs.

Average full-time sales, marketing, support, and operating employee headcount for the three months ended March 31, 2021 was 385 compared to 326 for the three months ended March 31, 2020. Headcount was 18% higher for the three months ended March 31, 2021 compared to the same period in 2020.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2021, were $12.2 million, an increase of $2.3 million, or 23%, from the three months ended March 31, 2020, driven primarily by higher personnel due to higher headcount, partially offset by lower travel costs.

Average full-time research and development employee headcount for the three months ended March 31, 2021 was 349 compared to 311 for the three months ended March 31, 2020. Average headcount was approximately 12% higher for the three months ended March 31, 2021, when compared to the same period in 2020.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2021, were $12.6 million, an increase of $0.3 million or 2%, from the three months ended March 31, 2020. The increase in general and administrative expenses for the three months ended March 31, 2021, compared to the same period in 2020 was driven by higher personnel costs, partially offset by lower outside professional services spend and lower travel costs.

Average full-time general and administrative employee headcount for the three months ended March 31, 2021 was 134 compared to 114 for the three months ended March 31, 2020. Average headcount was approximately 18% higher for the three months ended March 31, 2021when compared to the same period in 2020.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended March 31, 2021 was $1.6 million. There was a decrease of $0.8 million or 33% for the three months ended March 31, 2021 compared to the same period in the prior year. The decrease was driven by certain acquired intangible assets becoming fully amortized during the year ended December 31, 2020.

Interest Income, net

	Three months ended March 31,
	2021	2020	$ Change	% Change
	(in thousands)
Interest income, net	$ 4	$ 207	($ 203)	(98)%

Interest income, net was less than $0.1 million for the three months ended March 31, 2021, as compared to $0.2 million for the same period in 2020. The decrease in interest income, net for the three months ended March 31, 2021 compared to the same period in 2020 reflects a decrease in interest rates.

Other expense, net

	Three months ended March 31,
	2021	2020	$ Change	% Change

	(in thousands)
Other expense, net	($ 362)	($ 338)	($ 24)	7%

Other expense, net primarily includes subsidies received from foreign governments in support of our research and development in those countries, exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, and other miscellaneous non-operational, non-recurring expenses.

Other expense, net for the three months ended March 31, 2021 was $0.4 million compared to $0.3 million for the comparable period of 2020. Higher expense was driven by losses resulting from foreign currency translation.

Provision for Income Taxes

	Three months ended March 31,
	2021	2020	$	% Change

	(in thousands)
Provision (benefit) for income taxes	($ 501)	$ 690	($ 1,191)	NM

The Company recorded an income tax benefit of $0.5 million for the three months ended March 31, 2021 compared to income tax expense of $0.7 million for the three months ended March 31, 2020. The benefit recorded for the three months ended March 31, 2021 was attributable to a net loss in the period excluding losses at entities where we cannot record a tax benefit.

Liquidity and Capital Resources

At March 31, 2021, we had net cash balances (total cash and cash equivalents) of $70.8 million and short-term investments of $44.4 million. Short term investments consist of U.S. treasury bills and notes, government agency notes, corporate notes and bonds, and high quality commercial paper with maturities at acquisition of more than three months and less than twelve months.

At December 31, 2020, we had net cash balances of $88.4 million and short-term investments of $26.9 million.

We are in lease agreements that require letters of credit to secure the obligations. The restricted cash related to these letters of credit is recorded in other non-current assets on the Condensed Consolidated Balance Sheet in the amounts of $0.9 million and $0.8 million at March 31, 2021 and December 31, 2020, respectively.

Our working capital at March 31, 2021 was $122.2 million compared to $131.9 million at December 31, 2020.

As of March 31, 2021, we held $61.2 million of cash and cash equivalents in subsidiaries outside of the United States. Of that amount, $60.6 million is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.

We believe that our financial resources are adequate to meet our operating needs over the next twelve months.

Our cash flows are as follows:

	Three months ended March 31,
	2021	2020
	(in thousands)
Cash provided by (used in):
Operating activities	$ 3,583	($ 2,352)
Investing activities	(18,440)	(1,671)
Financing activities	(2,139)	(293)
Effect of foreign exchange rate changes on cash and cash equivalents	(558)	(342)

Operating Activities

Cash generated by operating activities is primarily comprised of net income, as adjusted for non-cash items, and changes in operating assets and liabilities. Non-cash adjustments consist primarily of amortization of intangible assets, depreciation of property and equipment, deferred tax benefit, and stock-based compensation. We expect cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. Our primary uses of cash from operating activities have been for personnel costs. We expect cash outflows from operating activities to be affected by increases in personnel cost as we grow our business.

For the three months ended March 31, 2021, net cash provided by operating activities was $3.6 million, compared to net cash used in operating activities of $2.4 million during the three months ended March 31, 2020. The fluctuation is primarily driven by a lower accounts receivable balance, lower contract assets, and higher accrued expenses.

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

For the three months ended March 31, 2021, net cash used in investing activities was $18.4 million, compared to net cash used in investing activities of $1.7 million for the three months ended March 31, 2020. The fluctuation is related to the timing of the purchases and maturities of our short term investments.

Financing Activities

Cash used in financing activities is comprised of tax payments for restricted stock issuances.

For the three months ended March 31, 2021, net cash used in financing activities was $2.1 million, compared to net cash used in financing activities of $0.3 million for the three months ended March 31, 2020. The increase is due to a higher volume of vested shares during the three months ended March 31, 2021, compared to the comparable period in 2020.

Critical Accounting Policy

Our accounting policies are fully described in Note 1 - Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 2 – Summary of Significant Accounting Policies to our Interim Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021. We believe our most critical accounting policies include revenue recognition, purchase accounting and related fair value measurements and accounting for income taxes.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2021. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Inherent Limitations on the Effectiveness of Controls

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

We cannot predict the outcome of legal or other proceedings with certainty, including the legal proceedings which are summarized in “Note 14 – Legal Proceedings and Contingencies” included in our Notes to Condensed Consolidated Financial Statements, incorporated herein by reference, and “Note 15 – Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission. Any reasonably possible material loss or range of loss associated with any individual legal proceeding that can be estimated, is provided in Note 14 to the Condensed Consolidated Financial Statements contained herein.

Item 1A – Risk Factors

The following risk factor is provided to update the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

While we believe the coronavirus has had, and could continue to have, a negative impact on our financial results, the impact is difficult to assess at this time.

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

As a result of the COVID-19 pandemic, we temporarily closed our offices in March 2020 (including our corporate headquarters) in many countries except where we have been able to accommodate limited essential employees such as for the shipping of our hardware authentication tokens under revised procedures. We re-opened a limited number of our offices during 2020 with limited capacity under revised procedures. Subsequently, certain geographies have experienced progress and regression in addressing the pandemic, including the distribution of vaccines, and therefore progress has been uneven and difficult to predict. We are unable to predict further re-openings or whether the initial re-openings will be successful or remain in place. We implemented certain travel restrictions, remote work arrangements and other measures and while our experience with this new situation has been mostly satisfactory to date, it has disrupted how we normally operate our business and may in the longer term impact our productivity, innovation and effectiveness such that our results are adversely affected. We have shifted customer events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Because we operate in multiple international locations, we expect there to be variability and additional complications from differing conditions and inconsistent guidance from numerous public health agencies.

In our hardware business, we are exposed to specific risks related to manufacturing, supply chain, shipping and distribution- all of which have been impacted by the COVID-19 pandemic. As a result of COVID-19, we experienced some delays and increased costs related to fulfilling our hardware orders. Such issues have been primarily resolved however we may be unable to satisfy certain customer orders for our products in the future if orders substantially increase and/or further supply chain problems emerge. In addition, the global economic uncertainty associated with the COVID-19 pandemic has affected many of our customers and we believe those effects include decreased orders of hardware authentication tokens, mobile authentication software and delays in implementing certain security software projects. We are not able to predict at this time whether and to what extent such orders may return or in what specific quantities. This risk is in addition to the other risks associated with our business as stated elsewhere in “Risk Factors.”

In our software business, we experienced some increased sales for products used in remote employee access and electronic signature in 2020 that we attribute in part to the COVID-19 pandemic. This increase may have been temporary, and we are unable to predict whether it will continue or decline. Moreover, the conditions caused by the COVID-19 pandemic can affect the rate of IT spending, the decision to start new IT projects, the timing of existing projects and the priority our customers place on various projects. While these factors may be positive for some of our software solutions such as electronic signature, these factors may be negative for our other software solutions. The COVID-19 pandemic could adversely affect our customers’ ability or willingness to attend our events or to purchase our offerings, delay prospective customers’ purchasing decisions, adversely impact our ability to provide on-site sales meetings or professional services to our customers, delay the provisioning of our offerings, lengthen payment terms, reduce the value or duration of their contracts, or affect attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance. During the Summer of 2020, we began to experience some of the aforementioned scenarios, and this continued through the remainder of 2020, due in part to, we believe, global economic uncertainty connected with the continued seriousness of the COVID-19 pandemic. While we hope that the negative consequences on our business associated with the COVID-19 pandemic will subside in 2021, we cannot predict the impact with certainty.

If the restrictions on our employees, customers and others in the world continue or increase in order to limit the spread of COVID-19, the potential effects could continue and could be exacerbated, and our results of operations and overall financial performance may be harmed. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity, new strains and transmission rate of the virus, the extent and effectiveness of containment actions and vaccines, and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of its shares of common stock during the first quarter of 2021:

			Total Number
			of Shares	Maximum
			Purchased as	Dollar Value of Shares
	Total		Part of Publicly	that May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares Purchased	Price Paid	Plans or	the Plans or
Period	(1)	per Share	Programs (2)	Programs (2)
January 1, 2021 through January 31, 2021	22,236	$22.36	—	44,969,863
February 1, 2021 through February 28, 2021	3,872	$23.37	—	44,969,863
March 1, 2021 through March 31, 2021	2,101	$25.89	—	44,969,863

(1.)	All transactions represent surrender of vested shares in satisfaction of tax withholdings by grantees under the 2020 Omnibus Incentive Plan.
(2.)	On June 10, 2020, the Board of Directors authorized a share repurchase program (“program”), pursuant to which the Company can repurchase up to $50.0 million of issued and outstanding common stock. Share purchases under the program will take place in open market transactions or in privately negotiated transactions and may be made from time to time depending on market conditions, share price, trading volume, and other factors. The timing of the repurchases and the amount of stock repurchased in each transaction is subject to OneSpan’s sole discretion and will depend upon market and business conditions, applicable legal and credit requirements and other corporate considerations. The authorization is effective until June 10, 2022 unless the total amount has been used or authorization has been cancelled. There were no shares repurchased during the three months ended March 31, 2021.

Item 6 - Exhibits

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2021.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2021.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2021.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2021.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2021.

OneSpan Inc.

/s/ Scott Clements
Scott Clements
Chief Executive Officer (Principal Executive Officer)

/s/ Mark S. Hoyt
Mark S. Hoyt
Chief Financial Officer
(Principal Financial Officer)

/s/ John Bosshart
John Bosshart
Chief Accounting Officer
(Principal Accounting Officer)