Form 10-Q
period 2021-06-30
OneSpan Inc.
filed 2021-08-04
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

There were 40,210,558 shares of Common Stock, $.001 par value per share, outstanding at August 1, 2021.

OneSpan Inc.

Form 10-Q

For the Quarter Ended June 30, 2021

OneSpan Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and equivalents	$66,530	$88,394
Short term investments	42,726	26,859
Accounts receivable, net of allowances of $3,147 in 2021 and $4,135 in 2020	45,762	57,537
Inventories, net	9,498	13,093
Prepaid expenses	7,823	7,837
Contract assets	5,243	7,202
Other current assets	9,860	6,256
Total current assets	187,442	207,178
Property and equipment, net	11,468	11,835
Operating lease right-of-use assets	10,035	11,356
Goodwill	97,842	97,552
Intangible assets, net of accumulated amortization	24,227	27,196
Deferred income taxes	8,942	7,030
Contract assets - non-current	1,634	1,877
Other assets	12,738	11,179
Total assets	$354,328	$375,203
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,918	$5,684
Deferred revenue	43,058	43,417
Accrued wages and payroll taxes	15,146	13,649
Short-term income taxes payable	997	2,618
Other accrued expenses	10,190	8,334
Deferred compensation	571	1,602
Total current liabilities	76,880	75,304
Long-term deferred revenue	10,676	11,730
Long-term lease liabilities	11,154	12,399
Other long-term liabilities	10,195	10,423
Long-term income taxes payable	5,042	6,095
Deferred income taxes	1,736	1,912
Total liabilities	115,683	117,863
Stockholders' equity
Preferred stock: 500 shares authorized, none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock: $.001 par value per share, 75,000 shares authorized; 40,171 and 40,103 shares issued; 40,171 and 40,103 shares outstanding at June 30, 2021 and December 31, 2020, respectively	40	40
Additional paid-in capital	99,223	98,819
Treasury stock, at cost, 361 and 250 shares outstanding at June 30, 2021 and December 31, 2020, respectively	(7,938)	(5,030)
Retained earnings	157,917	173,731
Accumulated other comprehensive loss	(10,597)	(10,220)
Total stockholders' equity	238,645	257,340
Total liabilities and stockholders' equity	$354,328	$375,203

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue
Product and license	$28,378	$35,384	$56,823	$73,644
Services and other	23,899	19,570	46,229	37,680
Total revenue	52,277	54,954	103,052	111,324

Cost of goods sold
Product and license	9,589	12,576	19,130	23,314
Services and other	6,881	5,649	12,662	10,981
Total cost of goods sold	16,470	18,225	31,792	34,295

Gross profit	35,807	36,729	71,260	77,029

Operating costs
Sales and marketing	15,997	14,694	34,376	29,553
Research and development	12,096	10,541	24,340	20,535
General and administrative	15,039	10,846	27,590	23,114
Amortization of intangible assets	1,534	2,335	3,107	4,689
Total operating costs	44,666	38,416	89,413	77,891

Operating loss	(8,859)	(1,687)	(18,153)	(862)

Interest income, net	2	126	6	333
Other income, net	1,029	509	667	171

Loss before income taxes	(7,828)	(1,052)	(17,480)	(358)
Provision (benefit) for income taxes	(1,143)	973	(1,644)	1,663

Net loss	$(6,685)	$(2,025)	$(15,836)	$(2,021)

Net loss per share
Basic	$(0.17)	$(0.05)	$(0.40)	$(0.05)
Diluted	$(0.17)	$(0.05)	$(0.40)	$(0.05)

Weighted average common shares outstanding
Basic	39,694	40,028	39,692	40,059
Diluted	39,694	40,028	39,692	40,059

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net loss	$(6,685)	$(2,025)	$(15,836)	$(2,021)
Other comprehensive loss
Cumulative translation adjustment, net of tax	549	446	(370)	(3,832)
Unrealized gains (losses) on available-for-sale securities	8	—	(7)	—
Pension adjustment, net of tax	—	(6)	—	(12)
Comprehensive loss	$(6,128)	$(1,585)	$(16,213)	$(5,865)

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the three and six months ended June 30, 2021:

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury - Common Stock		Paid-In	Retained	Comprehensive	Stockholders'
Description	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2020	40,103	$40	250	(5,030)	$98,819	$173,731	$(10,220)	$257,340
Net income (loss)	—	—	—	—	—	(9,151)	—	(9,151)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	22	(919)	(897)
Restricted stock awards	248	—	—	—	1,342	—	—	1,342
Tax payments for stock issuances	(86)	—	—	—	(2,139)	—	—	(2,139)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	(15)	(15)
Balance at March 31, 2021	40,265	$40	250	$(5,030)	$98,022	$164,602	$(11,154)	$246,480
Net income (loss)	—	—	—	—	—	(6,685)	—	(6,685)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	549	549
Restricted stock awards	24	—	—	—	1,292	—	—	1,292
Tax payments for stock issuances	(7)	—	—	—	(91)	—	—	(91)
Share repurchase	(111)	—	111	(2,908)	—	—		(2,908)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	8	8
Balance at June 30, 2021	40,171	$40	361	$(7,938)	$99,223	$157,917	$(10,597)	$238,645

For the three and six months ended June 30, 2020:

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury - Common Stock		Paid-In	Retained	Comprehensive	Stockholders'
Description	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2019	40,207	40	—	—	$96,109	$179,440	$(13,295)	$262,294
Cumulative effect of change related to adoption of ASU 2016-13, net of tax	—	—	—	—	—	(254)	0	(254)
Net income	—	—	—	—	—	4	—	4
Foreign currency translation adjustment , net	—	—	—	—	—	—	(4,278)	(4,278)
Restricted stock awards	168	—	—	—	1,350	—	—	1,350
Tax payments for stock issuances	(61)	—	—	—	(293)	—	—	(293)
Pension adjustment, net of tax	—	—	—	—	—	—	(6)	(6)
Balance at March 31, 2020	40,314	$40	—	—	$97,166	$179,190	$(17,579)	$258,817
Net loss	—	—	—	—	—	(2,025)	—	(2,025)
Foreign currency translation adjustment, net	—	—	—	—	—	—	446	446
Restricted stock awards	19	—	—	—	860	—	—	860
Tax payments for stock issuances	(4)	—	—	—	(886)	—	—	(886)
Pension adjustment, net of tax	—	—	—	—	—	—	(6)	(6)
Balance at June 30, 2020	40,329	40	—	—	97,140	177,165	(17,139)	257,206

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss from operations	$(15,836)	$(2,021)
Adjustments to reconcile net loss from operations to net cash provided by (used in) operations:
Depreciation and amortization of intangible assets	4,582	6,097
Loss on disposal of assets	19	53
Deferred tax benefit	(2,194)	(319)
Stock-based compensation	2,634	2,210
Changes in operating assets and liabilities:
Accounts receivable, net	11,021	7,528
Inventories, net	3,585	3,376
Contract assets	1,974	(2,026)
Accounts payable	1,280	(5,025)
Income taxes payable	(2,652)	(5,870)
Accrued expenses	3,660	(791)
Deferred compensation	(1,031)	13
Deferred revenue	(931)	2,990
Other assets and liabilities	(4,927)	(1,834)
Net cash provided by operating activities	1,184	4,381

Cash flows from investing activities:
Purchase of short term investments	(32,253)	(14,645)
Maturities of short term investments	16,100	13,340
Additions to property and equipment	(1,208)	(2,167)
Other	(17)	(48)
Net cash used in investing activities	(17,378)	(3,520)

Cash flows from financing activities:
Repurchase of common stock	(2,908)	—
Tax payments for restricted stock issuances	(2,230)	(1,179)
Net cash used in financing activities	(5,138)	(1,179)

Effect of exchange rate changes on cash	(511)	20

Net decrease in cash	(21,843)	(298)
Cash, cash equivalents, and restricted cash, beginning of period	89,241	85,129
Cash, cash equivalents, and restricted cash, end of period (1.)	$67,398	$84,831

(1.)	End of period cash, cash equivalents, and restricted cash includes $0.9 million and $0.8 million of restricted cash at June 30, 2021 and June 30, 2020, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “OneSpan,” “Company,” “we,” “our,” and “us,” refer to OneSpan Inc. and its subsidiaries.

Note 1 – Description of the Company and Basis of Presentation

Description of the Company

OneSpan Inc. and its wholly owned subsidiaries design, develop, market and support hardware and software security systems that manage and secure access to information assets. OneSpan has operations in Austria, Australia, Belgium, Canada, China, France, Japan, The Netherlands, Singapore, Switzerland, the United Arab Emirates, the United Kingdom (U.K), and the United States (U.S.).

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. All intercompany accounts and transactions have been eliminated. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021, particularly in light of the novel coronavirus (COVID-19) pandemic and its effects on domestic and global economies.

We continue to actively address the effects of the COVID-19 pandemic and its impact globally. Beginning in the Summer of 2020 through the present, we have experienced lengthened sales cycles and reduced demand for some of our security solutions due to economic uncertainty connected to the COVID-19 pandemic. While we hope that the negative consequences on our business associated with the COVID-19 pandemic will subside, we cannot predict the impact with certainty.

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

Foreign Currency Translation and Transactions

The financial position and results of the operations of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other income (expense), net. Foreign exchange transaction gains aggregated $0.6 million and foreign transaction losses aggregated less than $0.1 million for the three and six months ended June 30, 2021, respectively. Foreign exchange transaction gains aggregated less than $0.1 million and foreign transaction losses aggregated $0.5 million for the three and six months ended June 30, 2020, respectively.

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

Cash, Cash Equivalents and Restricted Cash

We are in lease agreements that require letters of credit to secure the obligations. The restricted cash related to these letters of credit is recorded in other non-current assets on the Condensed Consolidated Balance Sheet in the amounts of $0.9 million and $0.8 million at June 30, 2021 and December 31, 2020, respectively.

Equity Method Investment

We apply the equity method of accounting to our investment in Promon AS (Promon), because we exercise significant influence, but not controlling interest, in the investee. Promon is a technology company headquartered in Norway that specializes in mobile app security, whose solutions focus largely on Runtime Application Self-Protection (RASP). We exercise significant influence over Promon as a result of our 17% ownership interest in Promon, our representation on Promon’s Board of Directors, and the significance to Promon of our business activities with them. We integrate Promon’s RASP technology into our mobile security offerings, which are then licensed to our customers. Under the equity method of accounting, the Company’s proportionate share of the net earnings (losses) of Promon is reported in other income (expense), net in our condensed consolidated Statements of Operations. The impact of the proportionate share of net earnings (losses) were immaterial for the three and six months ended June 30, 2021 and 2020 as were the relative size of Promon’s assets and operations in relation to the Company’s. The carrying value of our equity method investment is reported in other noncurrent assets in the condensed consolidated Balance Sheets and is reported originally at cost and adjusted each period for the Company’s share of the investee’s earnings (losses) and dividends paid, if any. The Company also assesses the investment for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. The Company did not record any impairment charges during the six month periods ended June 30, 2021 and 2020. The Company recorded $0.5 million and $0.1 million in cost of sales during the three months ended June 30, 2021 and June 30, 2020, respectively, for license fees owed to Promon for use of their software and technology, and recorded $2.0 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively. The Company owed Promon $1.2 million as of June 30, 2021, which is included in accounts payable and accrued liabilities.

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

Disaggregation of Revenues

The following tables present our revenues disaggregated by major products and services, geographical region and timing of revenue recognition.

Revenue by major products (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Hardware products	$19,451	$24,188	$37,119	$43,926
Software licenses	8,927	11,196	19,704	29,718
Subscription	9,824	6,133	18,229	11,840
Professional services	1,041	1,326	2,443	2,747
Maintenance, support, and other	13,034	12,111	25,557	23,093
Total Revenue	$52,277	$54,954	$103,052	$111,324

Revenue by location of customer for the three months ended June 30, 2021 and 2020 (in thousands)

	EMEA	Americas	APAC	Total
Total Revenue:
2021	$24,830	$17,011	$10,436	$52,277
2020	$28,336	$13,932	$12,686	$54,954

Percent of Total:
2021	47%	33%	20%	100%
2020	52%	25%	23%	100%

Revenue by location of customer for the six months ended June 30, 2021 and 2020 (in thousands)

	EMEA	Americas	APAC	Total
Total Revenue:
2021	$51,819	$33,539	$17,694	$103,052
2020	$61,940	$26,265	$23,119	$111,324

Percent of Total:
2021	50%	33%	17%	100%
2020	56%	24%	20%	100%

Timing of revenue recognition (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Products and Licenses transferred at a point in time	$28,378	$35,384	$56,823	$73,644
Services transferred over time	23,899	19,570	46,229	37,680
Total Revenue	$52,277	$54,954	$103,052	$111,324

Contract balances (in thousands)

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	June 30,	December 31,
	2021	2020
Receivables, inclusive of trade and unbilled	$45,762	$57,537
Contract Assets (current and non-current)	$6,877	$9,079
Contract Liabilities (Deferred Revenue current and non-current)	$53,734	$55,147

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

Revenue recognized during the six months ended June 30, 2021 included $11.6 million that was included on the December 31, 2020 balance sheet in contract liabilities. Deferred revenue increased in the same period due to timing of annual renewals.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

in thousands	2021	2022	2023	Beyond 2023	Total
Future revenue related to current unsatisfied performance obligations	$14,877	$19,855	$12,057	$7,043	$53,832

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

The following tables provide information related to the capitalized costs and amortization recognized in the current and prior periods:

in thousands	June 30, 2021	December 31, 2020
Capitalized costs to obtain contracts, current	$1,622	$1,222
Capitalized costs to obtain contracts, non-current	$6,706	$5,464

	Three months ended June 30,		Six months ended June 30,
in thousands	2021	2020	2021	2020
Amortization of capitalized costs to obtain contracts	$361	$264	$671	$433
Impairments of capitalized costs to obtain contracts	$-	$-	$-	$-

Note 4 – Inventories, net

Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the FIFO method.

Inventories, net are comprised of the following:

	June 30,	December 31,
	2021	2020

	(in thousands)
Component parts	$4,815	$5,439
Work-in-process and finished goods	4,683	7,654
Total	$9,498	$13,093

Note 5 – Goodwill

Goodwill activity for the three and six months ended June 30, 2021 consisted of the following:

in thousands
Net balance at December 31, 2020	$97,552
Net foreign currency translation	290
Net balance at June 30, 2021	$97,842

No impairment of goodwill was recorded during the six months ended June 30, 2021 or June 30, 2020.

Note 6 – Intangible Assets

Intangible asset activity for the three and six months ended June 30, 2021 is detailed in the following table.

in thousands	Acquired Technology	Customer Relationships	Other	Total Intangible Assets
Net balance at December 31, 2020	$2,277	$23,200	$1,719	$27,196
Additions	2	—	14	16
Disposals	—	—	(21)	(21)
Net foreign currency translation	31	106	6	143
Amortization expense	(778)	(2,004)	(325)	(3,107)
Net balance at June 30, 2021	$1,532	$21,302	$1,393	$24,227

June 30, 2021 balance at cost	$43,436	$40,121	$13,559	$97,116
Accumulated amortization	(41,904)	(18,819)	(12,166)	(72,889)
Net balance at June 30, 2021	$1,532	$21,302	$1,393	$24,227

Certain intangible assets are denominated in functional currencies besides the U.S. dollar and are subject to currency fluctuations. No impairment of intangible assets was recorded during the three months ended June 30, 2021 or June 30, 2020.

Note 7 – Property and Equipment

The major classes of property and equipment are as follows:

in thousands	June 30, 2021	December 31, 2020
Office equipment and software	$14,259	$13,540
Leasehold improvements	10,433	10,593
Furniture and fixtures	3,909	3,827
Total	28,601	27,960
Accumulated depreciation	(17,133)	(16,125)
Property and equipment, net	$11,468	$11,835

Depreciation expense was $0.7 million and $1.5 million for the three and six months ended June 30, 2021, respectively, compared to $0.7 million and $1.4 million for the three and six months ended June 30, 2020.

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

The Company classifies its investments in debt securities as available-for-sale. In accordance with ASU 2016-13, Measurement of Credit Losses on Financial Instruments, we review available-for-sale debt securities for impairments related to losses and other factors each quarter. Unrealized gains and losses are recorded to other comprehensive income. The unrealized gains and losses on the available-for-sale debt securities were not material as of June 30, 2021 and December 31, 2020.

The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies, as defined in ASC 820, Fair Value Measurements. The fair value hierarchy consists of the following three levels:

●	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived primarily from or corroborated by observable market data.
●	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following tables summarize assets that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

		Fair Value Measurement at Reporting Date Using
in thousands	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Notes	$2,422	-	$2,422	-
Corporate Notes / Bonds	$12,252	-	$12,252	-
Commercial Paper	$8,097	-	$8,097	-
U.S. Treasury Bills	$3,789	-	$3,789	-
U.S. Government Agencies	$16,166	-	$16,166	-

		Fair Value Measurement at Reporting Date Using
in thousands	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Notes	$4,951	-	$4,951	-
Corporate Notes / Bonds	$8,780	-	$8,780	-
Commercial Paper	$4,098	-	$4,098	-
U.S. Treasury Bills	$5,292	-	$5,292	-
U.S. Government Agencies	$3,738	-	$3,738	-

Note 9 – Allowance for credit losses

The changes in the allowance for credit losses during the six months ended June 30, 2021 were as follows:

in thousands
Balance at December 31, 2020	$4,135
Provision	660
Write-offs	(1,645)
Net foreign currency translation	(3)
Balance at June 30, 2021	$3,147

Note 10 – Leases

Operating lease cost details for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Building rent	$677	$765	$1,247	$1,456
Automobile rentals	411	359	744	711
Total net operating lease costs	$1,088	$1,124	$1,991	$2,167

At June 30, 2021, the weighted average remaining lease term for our operating leases is 6.6 years. The weighted average discount rate for our operating leases is 5%.

During the six months ended June 30, 2021, there were $1.9 million of operating cash payments for lease liabilities, and $0 of right-of use assets obtained in exchange for new lease liabilities.

Maturities of our operating leases are as follows:

As of June 30, 2021
(in $ thousands)
2021	$1,682
2022	3,156
2023	2,551
2024	1,738
2025	1,603
Later years	5,972
Less imputed interest	(2,847)
Total lease liabilities	$13,855

Note 11 – Income Taxes

Given our expected projected loss (before tax) for the year, our estimated annual effective tax rate for 2021 before discrete items is expected to be approximately 7%.  Our global effective tax rate is lower than the U.S. statutory tax rate of 21% primarily due to losses in jurisdictions for which a valuation allowance is required and therefore no benefit is received, along with nondeductible expenses. Our ultimate tax expense will depend on the mix of earnings in various jurisdictions. Income taxes of $1.5 million and $6.5 million were paid during the three and six months ended June 30, 2021, respectively.

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

We awarded 226 restricted stock units during the six months ended June 30, 2021, subject to time-based vesting. The fair value of the unissued time-based restricted stock unit grants was $5.9 million at the dates of grant and the grants are being amortized over the vesting periods of one to four years.

We awarded restricted stock unit grants during the six months ended June 30, 2021, subject to the achievement of market and service conditions, which allow for up to 53 shares to be earned if the market conditions are fully achieved. The fair value of these awards was $2.2 million at the dates of grant and the awards are being amortized over the vesting period of three years. The Company currently believes that 45 of these shares are expected to be earned.

We awarded restricted stock units subject to the achievement of service and future performance criteria during the six months ended June 30, 2021, which allow for up to 186 shares to be earned if the performance criteria are fully achieved. The fair value of these awards was $4.5 million at the dates of grant and the awards are being amortized over the vesting period of three years. The Company currently believes that 169 of these shares are expected to be earned.

The following table details long-term compensation plan and stock-based compensation expense for the three and six months ended June 30, 2021 and 2020:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

in thousands	(in thousands)		(in thousands)
Stock-based compensation	$1,292	$860	$2,634	$2,210
Other long-term incentive plan compensation	275	305	474	670
Total compensation	$1,567	$1,165	$3,108	$2,880

Note 13 – Earnings per Share (share counts in thousands)

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive. Because the Company is in a net loss position for the three and six months ended June 30, 2021 and June 30, 2020, diluted net loss per share for these periods excludes the effects of common stock equivalents, which are anti-dilutive.

The details of the earnings per share calculations for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
in thousands, except per share data	2021	2020	2021	2020
Net loss	$(6,685)	$(2,025)	$(15,836)	$(2,021)
Weighted average common shares outstanding:
Basic	39,694	40,028	39,692	40,059
Incremental shares with dilutive effect:
Restricted stock awards	—	—	—	—
Diluted	39,694	40,028	39,692	40,059

Net loss per share:
Basic	$(0.17)	$(0.05)	$(0.40)	$(0.05)
Diluted	$(0.17)	$(0.05)	$(0.40)	$(0.05)

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

We include various types of indemnification clauses in our customer agreements. These indemnifications may include, but are not limited to, infringement claims related to our intellectual property, direct damages and consequential damages. The type and amount of such indemnifications vary substantially based on our assessment of risk and reward associated with each agreement. We believe the estimated fair value of these indemnification clauses is minimal, and we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. We have no liabilities recorded for these clauses as of June 30, 2021.

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

A complaint, related in subject matter to the Securities Class Action, was filed on October 23, 2020 against certain of OneSpan’s officers and directors, and names OneSpan as a nominal defendant. The case is captioned Klein v. Boroditzky, et al., No. 1:20-cv-06310 (N.D. Ill.) (the “Derivative Action” and, collectively with the Securities Class Action, the “Litigation”). The plaintiff asserts claims for breach of fiduciary duty, abuse of control and corporate waste, as well as a claim for contribution under Sections 10(b) and 21D of the Exchange Act, based on the same alleged wrongdoing pled in the Securities Class Action. On February 16, 2021, on the parties’ agreed motion, the court stayed the action pending a decision on the then-anticipated motion to dismiss in the Securities Class Action. On June 28, 2021 the Klein case was dismissed by the court without prejudice.

On April 2, 2021, a different purported shareholder of the Company, represented by one of the same law firms representing plaintiff in the Klein case, filed second derivative suit in the Northern District of Illinois arising out of the same events that led to the filing of the Securities Class Action. The case is captioned Herrera v. Boroditsky, et al., 1:21-cv-01789 (N.D. Ill.). The factual allegations are substantially similar to those in Klein, except that the complaint does not contain express allegations regarding the pendency of the Securities Class Action and only one cause of action, for breach of fiduciary duty, is asserted. On June 28, 2021 the Herrera case was dismissed by the court without prejudice.

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

Note 15 – Subsequent Events

As previously disclosed, pursuant to that certain Cooperation Agreement by and among OneSpan Inc. (the “Company” or “OneSpan”), on the one hand, and Legion Partners Asset Management, LLC, John N. Fox, Jr. will resign from the Company’s Board of Directors (the “Board”) on or prior to September 30, 2021. On July 29, 2021, Mr. Fox notified the Board that he will resign from the Board effective August 4, 2021. Mr. Fox did not advise the Company of any disagreement with the Company on any matter relating to its operations, policies or practices.

On August 4, 2021, the Company announced that Scott M. Clements, the Company’s President and Chief Executive Officer and a director, left the Company (including the Board) effective August 2, 2021. Mr. Clements’ departure is not related to any disagreement with the Company on any matter relating to its operations, policies or practices. Mr. Clements’ employment agreement with the Company dated December 1, 2015, as amended effective November 15, 2016 and July 28, 2017, provides that he will receive certain severance payments in connection with a termination without Cause (as defined therein), subject to his execution of a customary release in form and substance reasonably acceptable to the Company. For a description of such compensation, please refer to the Company’s definitive proxy statement for the Company’s 2021 annual meeting of stockholders filed on April 26, 2021.

On August 4, 2021, the Company announced the appointment of Steven R. Worth as Interim President and Chief Executive Officer, effective August 2, 2021. Mr. Worth has served as OneSpan’s General Counsel, Chief Compliance Officer and Corporate Secretary since 2016 and has served as OneSpan’s Interim Chief Financial Officer and Treasurer since June 9, 2021. Following his appointment as Interim President and Chief Executive Officer, he continues to serve in the roles of General Counsel, Chief Compliance Officer and Corporate Secretary and has executive responsibility for information security, legal, compliance and intellectual property matters. At this time, any compensation adjustments in connection with Mr. Worth’s appointment have not been determined.

On August 4, 2021, in connection with Mr. Worth’s appointment as Interim President and Chief Executive Officer, the Company announced the appointment of John Bosshart as Interim Chief Financial Officer and Treasurer, effective August 2, 2021. Mr. Bosshart has served as OneSpan’s Chief Accounting Officer since November 2020. At this time, any compensation adjustments in connection with Mr. Bosshart’s appointment have not been determined.

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

Outlook and Financial Results

We continue to actively address the effects of the COVID-19 pandemic and its impact globally. Beginning in the Summer of 2020 and continuing through the present, we have experienced lengthened sales cycles and reduced demand for some of our security solutions due to economic uncertainty connected to the COVID-19 pandemic. The most significant impact of the pandemic on our business has been a drop in demand for our hardware authentication products and delays in the implementation of certain software solutions.

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

While we did not experience any cyber incidents in the first six months of 2021 that had a significant impact on our business, it is possible that we could experience an incident in 2021 or future years, which could result in unanticipated costs.

Currency Fluctuation

During the three and six months ended June 30, 2021, approximately 85% and 86%, respectively, of our revenue was generated outside of the United States. While the majority of our revenues are generated outside of the United States, a significant amount of our revenue earned during the three and six months ended June 30, 2021 was denominated in U.S. Dollars. During the three and six months ended June 30, 2021, we estimate that approximately 49% and 49%, respectively, of our revenue was denominated in U.S. Dollars.

In addition, during the three and six months ended June 30, 2021, approximately 67% and 69% of our operating expenses were incurred outside of the United States. As a result, changes in currency exchange rates, especially the Euro exchange rate and the Canadian Dollar exchange rate, can have a significant impact on revenue and expenses.

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

The financial position and the results of operations of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland, Singapore and Canada, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates generated other comprehensive gain of $0.5 million for the three months ended June 30, 2021 and other comprehensive loss of $0.4 million for the six months ended June 30, 2021. Translation adjustments arising from differences in exchange rates generated other comprehensive gain of $0.4 million for the three months ended June 30, 2020 and other comprehensive loss of $3.8 million for the six months ended June 30, 2020. These amounts are included as a separate component of stockholders’ equity. The functional currency for our subsidiaries in Switzerland, Singapore and Canada is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other income (expense), net. Foreign exchange transaction gains aggregated $0.6 million for the three months ended June 30, 2021, compared to less than $0.1 million of gains aggregated for the three months ended June 30, 2020. During the six months ended June 30, 2021, foreign exchange transaction losses aggregated less than $0.1 million compared to losses aggregated of $0.5 million during the six months ended June 30, 2020.

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

Historically, operating expenses have been impacted by changes in foreign exchange rates. We estimate the change in currency rates in the first six months of 2021 compared to the same period in 2020 resulted in an increase in operating expenses of approximately $2.8 million.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Operating expenses for the three and six months ended June 30, 2021 included $1.6 million and $3.1 million, respectively of expenses related to stock-based and long-term incentive plan costs compared to $1.2 million and $2.9 million of stock-based and long-term incentive plan cost for the three and six months ended June 30, 2020, respectively.

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

In May 2018, we acquired Dealflo Limited (“Dealflo”), a foreign company with substantial IP and net operating losses. The tax benefit of existing loss carryforwards at the time of acquisition was not recorded as the Company determined they were not more likely than not to be realized.

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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

			(in thousands)
Hardware products	$19,451	$24,188	$37,119	$43,926
Software licenses	8,927	11,196	19,704	29,718
Subscription	9,824	6,133	18,229	11,840
Professional services	1,041	1,326	2,443	2,747
Maintenance, support, and other	13,034	12,111	25,557	23,093
Total Revenue	$52,277	$54,954	$103,052	$111,324

Total revenue decreased $2.7 million or 5%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, driven primarily by a $4.7 million decrease in hardware revenue, offset by an increase in recurring revenue, which is the portion of our revenue subject to future renewal. Recurring revenue, comprised of subscription, term-based software licenses, and maintenance, support and other revenue, increased $5.5 million or 24% during the three months ended June 30, 2021, compared to the three months ended June 30, 2020. Total revenue decreased $8.3 million or 7%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, driven primarily by decreases in hardware and perpetual software license revenue, partially offset by an increase in recurring revenue. Recurring revenue increased $8.6 million or 17% during the six months ended June 30, 2021, compared to the six months ended June 30, 2020.

Product and license revenue decreased by $7.0 million or 20% during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. For the six months ended June 30, 2020, product and license revenue decreased $16.8 million or 23% compared to the six months ended June 30, 2020. The decrease in both periods is due to lower hardware and software license sales.

Services and other revenue increased by $4.3 million, or 22% during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, services and other revenue increased $8.5 million or 23% compared to the six months ended June 30, 2020. The increase for both the three and six month periods ended June 30, 2021 compared to the same periods in 2020 was driven by higher maintenance and subscription revenue.

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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Revenue
EMEA	$ 24,830	$ 28,336	$ 51,819	$ 61,940
Americas	17,011	13,932	33,539	26,265
APAC	10,436	12,686	17,694	23,119
Total revenue	$ 52,277	$ 54,954	$ 103,052	$ 111,324

% of Total Revenue
EMEA	47%	52%	50%	56%
Americas	33%	25%	33%	24%
APAC	20%	23%	17%	21%

Revenue generated in EMEA during the three months ended June 30, 2021 was $3.5 million, or 12% lower than the three months ended June 30, 2020, driven primarily by lower hardware sales. For the six months ended June 30, 2021, revenue generated in EMEA was $10.1 million or 16% lower than the same period in 2020, driven by lower software license revenue and lower hardware revenue.

Revenue generated in the Americas during the three months ended June 30, 2021 was $3.1 million, or 22% higher than the three months ended June 30, 2020, driven primarily by increases in software license revenue and subscription revenue. For the six months ended June 30, 2021, revenue generated in the Americas was $7.3 million or 28% higher than the same period in 2020, driven largely by higher subscription revenue.

Revenue generated in the Asia Pacific region during the three months ended June 30, 2021 was $2.3 million, or 18% lower than the three months ended June 30, 2020, driven by lower revenue from software licenses and hardware. For the six months ended June 30, 2021, revenue generated in the Asia Pacific region was $5.4 million or 23% lower than the same period in 2020, driven by lower software, maintenance, and hardware revenue.

Cost of Goods Sold and Gross Margin

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of goods sold
Product and license	$ 9,589	$ 12,576	$ 19,130	$ 23,314
Services and other	6,881	5,649	12,662	10,981
Total cost of goods sold	$ 16,470	$ 18,225	$ 31,792	$ 34,295

Gross profit	$ 35,807	$ 36,729	$ 71,260	$ 77,029

Gross margin
Product and license	66%	64%	66%	68%
Services and other	71%	71%	73%	71%
Total gross margin	68%	67%	69%	69%

The cost of product and license revenue decreased $3.0 million or 24% during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. During the six months ended June 30, 2021, the cost of product and license revenue decreased $4.2 million or 18% compared to the six months ended June 30, 2020. The decrease in cost of product and license during both periods was due to lower token costs, driven by lower hardware sales as a percentage of total revenue.

The cost of services and other revenue increased by $1.2 million, or 22% during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, the cost of services and other revenue increased by $1.7 million, or 15% compared to the six months ended June 30, 2020. The increase in cost of services and other revenue for both periods is reflective of higher subscription revenue, which has increased cloud-based infrastructure costs.

Gross profit decreased $0.9 million, or 3% during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. During the six months ended June 30, 2021 gross profit decreased by $5.8 million, or 7% compared to the six months ended June 30, 2020. Gross profit margin was 68% and 69% for the three and six months ended June 30, 2021, respectively, compared to 67% and 69% for the three and six months ended June 30, 2020, respectively. The increase in profit margins for the three months ended June 30, 2021 was driven by stronger margins for product and license.

The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies including the Euro. The impact of changes in currency rates are estimated to have increased revenue by approximately $2.4 million and $4.6 million for the three and six months ended June 30, 2021, respectively. Had currency rates in 2021 been equal to rates in 2020, the gross profit margin would have been approximately 5 percentage point lower for both the three and six months ended June 30, 2021.

Operating Expenses

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Operating costs
Sales and marketing	$15,997	$14,694	$34,376	$29,553
Research and development	12,096	10,541	24,340	20,535
General and administrative	15,039	10,846	27,590	23,114
Amortization of intangible assets	1,534	2,335	3,107	4,689
Total operating costs	$44,666	$38,416	$89,413	$77,891

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2021 were $16.0 million, an increase of $1.3 million or 9%, from the three months ended June 30, 2020. Sales and marketing expenses for the six months ended June 30, 2021 were $34.4 million, an increase of $4.8 million or 16% from the same period in 2020. The increase in expense for the three and six months ended June 30, 2021 compared to the same periods in 2020 was driven by higher headcount and an increase in the average cost per employee.

Average full-time sales, marketing, support, and operating employee headcount for the three and six months ended June 30, 2021 was 379 and 374, respectively, compared to 342 and 335 for the three and six months ended June 30, 2020, respectively. Headcount was 11% and 12% higher for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2021, were $12.1 million, an increase of $1.6 million, or 15%, from the three months ended June 30, 2020. Research and development expenses for the six months ended June 30, 2021, were $24.3 million, an increase of $3.8 million, or 19%, from the six months ended June 30, 2020. The increase in both periods was driven primarily by higher personnel costs due to higher headcount, partially offset by lower travel costs.

Average full-time research and development employee headcount for the three and six months ended June 30, 2021 was 352 and 355, compared to 320 and 316 for the three and six months ended June 30, 2020, respectively.. Average headcount was approximately 12% higher for the three and six months ended June 30, 2021, when compared to the same period in 2020.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2021, were $15.0 million, an increase of $4.2 million or 39%, from the three months ended June 30, 2020. General and administrative expenses for the six months ended June 30, 2021, were $27.6 million, an increase of $4.5 million or 19%, from the six months ended June 30, 2020. The increase in general and administrative expenses for the three and six months ended June 30, 2021, compared to the same periods in 2020 was driven by higher personnel cost and higher outside professional services spend, partially offset by lower travel costs.

Average full-time general and administrative employee headcount for the three and six months ended June 30, 2021 was 134 and 134, respectively, compared to 120 and 118 for the three and six months ended June 30, 2020, respectively. Average headcount was approximately 11% and 13% higher for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020.

Amortization of Intangible Assets

Amortization of intangible assets for the three and six months ended June 30, 2021 was $1.5 million and $3.1 million, respectively, compared to $2.3 million and $4.7 million for the three and six months ended June 30, 2020, respectively. For both periods, there was a decrease of 34% from the comparable periods in 2020. The decrease was driven by certain assets acquired in the Silanis acquisition becoming fully amortized.

Interest Income, net

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Interest income, net	$ 2	$ 126	$ 6	$ 333

Interest income, net was less than $0.1 million for both the three and six months ended June 30, 2021, as compared to less than $0.1 million and $0.3 million for the same periods in 2020. The decrease in interest income, net for both the three and six months ended June 30, 2021 compared to the same periods in 2020 reflects a decrease in our cash equivalents and short term investment balance and lower interest rates.

Other income, net

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Other income, net	$ 1,029	$ 509	$ 667	$ 171

Other income, net primarily includes subsidies received from foreign governments in support of our research and development in those countries, exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, and other miscellaneous non-operational, non-recurring expenses.

Other income, net for the three and six months ended June 30, 2021 was $1.0 million and $0.7 million, respectively, compared to $0.5 million and $0.2 million for the comparable periods of 2020. Higher income was driven by gains resulting from foreign currency translation.

Provision for Income Taxes

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Provision (benefit) for income taxes	($ 1,143)	$ 973	($ 1,644)	$ 1,663

The Company recorded income tax benefit for the three months ended June 30, 2021 of $1.1 million, compared to income tax expense of $1.0 million for the three months ended June 30, 2020. The Company recorded income tax benefit for the six months ended June 30, 2021 of $1.6 million, compared to income tax expense of $1.7 million for the six months ended June 30, 2020. The benefit recorded for the three and six months ended June 30, 2021 was attributable to a net loss in the period excluding losses at entities where we cannot record a tax benefit, as well as tax benefit for certain stock compensation deductions.

Liquidity and Capital Resources

At June 30, 2021, we had net cash balances (total cash and cash equivalents) of $66.5 million and short-term investments of $42.7 million. Short term investments consist of U.S. treasury bills and notes, government agency notes, corporate notes and bonds, and high quality commercial paper with maturities at acquisition of more than three months and less than twelve months.

At December 31, 2020, we had net cash balances of $88.4 million and short-term investments of $26.9 million.

We are in lease agreements that require letters of credit to secure the obligations. The restricted cash related to these letters of credit is recorded in other non-current assets on the Condensed Consolidated Balance Sheet in the amounts of $0.9 million and $0.8 million at June 30, 2021 and December 31, 2020, respectively.

Our working capital at June 30, 2021 was $110.6 million compared to $131.9 million at December 31, 2020.

As of June 30, 2021, we held $55.1 million of cash and cash equivalents in subsidiaries outside of the United States. Of that amount, $54.1 million is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.

We believe that our financial resources are adequate to meet our operating needs over the next twelve months.

Our cash flows are as follows:

	Six months ended June 30,
	2021	2020
	(in thousands)
Cash provided by (used in):
Operating activities	$ 1,184	$ 4,381
Investing activities	(17,378)	(3,520)
Financing activities	(5,138)	(1,179)
Effect of foreign exchange rate changes on cash and cash equivalents	(511)	20

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

For the six months ended June 30, 2021, net cash provided by operating activities was $1.2 million, compared to net cash provided by operating activities of $4.4 million during the six months ended June 30, 2020. The fluctuation is primarily driven by a more significant net loss, partially offset by a lower accounts receivable balance, lower contract assets, and higher accrued expenses.

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

For the six months ended June 30, 2021, net cash used in investing activities was $17.4 million, compared to net cash used in investing activities of $3.5 million for the six months ended June 30, 2020. The fluctuation is related to the timing of the purchases and maturities of our short term investments, as well as a higher short term investment balance.

Financing Activities

The changes in cash flows from financing activities is primarily related to the purchases of common stock under our share repurchase program and tax payments for restricted stock issuances.

For the six months ended June 30, 2021, net cash used in financing activities was $5.1 million, compared to net cash used in financing activities of $1.2 million for the six months ended June 30, 2020. The increase is primarily due to a higher volume of share repurchases during the six months ended June 30, 2021, compared to the comparable period in 2020.

Critical Accounting Policy

Our accounting policies are fully described in Note 1 - Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 2 – Summary of Significant Accounting Policies to our Interim Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021. We believe our most critical accounting policies include revenue recognition, purchase accounting and related fair value measurements and accounting for income taxes.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three months ended June 30, 2021. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 4 - Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who, respectively, are our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure (i) the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Chief Executive Officer and interim Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Inherent Limitations on the Effectiveness of Controls

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

In our software business, we experienced some increased sales for products used in remote employee access and electronic signature in 2020 that we attribute in part to the COVID-19 pandemic. This increase may have been temporary, and we are unable to predict whether it will continue or decline. Moreover, the conditions caused by the COVID-19 pandemic can affect the rate of IT spending, the decision to start new IT projects, the timing of existing projects and the priority our customers place on various projects. While these factors may be positive for some of our software solutions such as electronic signature, these factors may be negative for our other software solutions. The COVID-19 pandemic could adversely affect our customers’ ability or willingness to attend our events or to purchase our offerings, delay prospective customers’ purchasing decisions, adversely impact our ability to provide on-site sales meetings or professional services to our customers, delay the provisioning of our offerings, lengthen payment terms, reduce the value or duration of their contracts, or affect attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance. During the Summer of 2020, we began to experience some of the aforementioned scenarios, and this continued through the present, due in part to, we believe, global economic uncertainty connected with the continued seriousness of the COVID-19 pandemic. While we hope that the negative consequences on our business associated with the COVID-19 pandemic will subside, we cannot predict the impact with certainty.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of its shares of common stock during the second quarter of 2021:

			Total Number
			of Shares	Maximum
			Purchased as	Dollar Value of Shares
	Total		Part of Publicly	that May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares Purchased	Price Paid	Plans or	the Plans or
Period		per Share	Programs (1)	Programs (1)
April 1, 2021 through April 30, 2021	—	$—	—	44,969,863
May 1, 2021 through May 31, 2021	—	$—	—	44,969,863
June 1, 2021 through June 30, 2021	111,000	$26.17	111,000	42,062,363

(1.)	On June 10, 2020, the Board of Directors authorized a share repurchase program (“program”), pursuant to which the Company can repurchase up to $50.0 million of issued and outstanding common stock. Share purchases under the program will take place in open market transactions or in privately negotiated transactions and may be made from time to time depending on market conditions, share price, trading volume, and other factors. The timing of the repurchases and the amount of stock repurchased in each transaction is subject to OneSpan’s sole discretion and will depend upon market and business conditions, applicable legal and credit requirements and other corporate considerations. The authorization is effective until June 10, 2022 unless the total amount has been used or authorization has been cancelled.
(2.)	In addition to the shares repurchased under the program, during the three months ended June 30, 2021, 3,905 shares were purchased by the company in order to satisfy employee tax withholding obligations upon the vesting of restricted stock and restricted stock units. These shares were not acquired pursuant to any publicly announced purchase plan or program.

Item 6 - Exhibits

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2021.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2021.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2021.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2021.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2021.

OneSpan Inc.

/s/ Steven R. Worth
Steven R. Worth
Interim Chief Executive Officer (Principal Executive Officer)

/s/ John Bosshart
John Bosshart
Interim Chief Financial Officer and Chief Accounting Officer
(Interim Principal Financial Officer and Principal Accounting Officer)