Form 10-Q
period 2021-09-30
OneSpan Inc.
filed 2021-11-02
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

There were 39,965,506 shares of Common Stock, $.001 par value per share, outstanding at October 29, 2021.

OneSpan Inc.

Form 10-Q

For the Quarter Ended September 30, 2021

OneSpan Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and equivalents	$58,633	$88,394
Short term investments	39,182	26,859
Accounts receivable, net of allowances of $2,426 in 2021 and $4,135 in 2020	44,752	57,537
Inventories, net	11,715	13,093
Prepaid expenses	8,362	7,837
Contract assets	4,618	7,202
Other current assets	10,992	6,256
Total current assets	178,254	207,178
Property and equipment, net	10,962	11,835
Operating lease right-of-use assets	9,654	11,356
Goodwill	96,223	97,552
Intangible assets, net of accumulated amortization	22,614	27,196
Deferred income taxes	10,294	7,030
Contract assets - non-current	373	1,877
Other assets	12,971	11,179
Total assets	$341,345	$375,203
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,881	$5,684
Deferred revenue	42,375	43,417
Accrued wages and payroll taxes	14,199	13,649
Short-term income taxes payable	985	2,618
Other accrued expenses	7,180	8,334
Deferred compensation	706	1,602
Total current liabilities	73,326	75,304
Long-term deferred revenue	10,021	11,730
Long-term lease liabilities	10,579	12,399
Other long-term liabilities	10,117	10,423
Long-term income taxes payable	5,042	6,095
Deferred income taxes	1,641	1,912
Total liabilities	110,726	117,863
Stockholders' equity
Preferred stock: 500 shares authorized, none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock: $.001 par value per share, 75,000 shares authorized; 40,558 and 40,353 shares issued; 39,966 and 40,353 shares outstanding at September 30, 2021 and December 31, 2020, respectively	40	40
Additional paid-in capital	99,018	98,819
Treasury stock, at cost, 592 and 250 shares outstanding at September 30, 2021 and December 31, 2020, respectively	(12,501)	(5,030)
Retained earnings	156,946	173,731
Accumulated other comprehensive loss	(12,884)	(10,220)
Total stockholders' equity	230,619	257,340
Total liabilities and stockholders' equity	$341,345	$375,203

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue
Product and license	$28,193	$30,249	$85,016	$103,893
Services and other	24,083	21,190	70,312	58,870
Total revenue	52,276	51,439	155,328	162,763

Cost of goods sold
Product and license	8,477	10,064	27,607	33,378
Services and other	6,379	5,414	19,041	16,395
Total cost of goods sold	14,856	15,478	46,648	49,773

Gross profit	37,420	35,961	108,680	112,990

Operating costs
Sales and marketing	15,474	14,576	49,850	44,129
Research and development	11,359	10,643	35,699	31,178
General and administrative	11,207	10,737	38,797	33,851
Amortization of intangible assets	1,396	2,360	4,503	7,049
Total operating costs	39,436	38,316	128,849	116,207

Operating loss	(2,016)	(2,355)	(20,169)	(3,217)

Interest income (expense), net	(4)	56	2	389
Other income, net	283	716	950	887

Loss before income taxes	(1,737)	(1,583)	(19,217)	(1,941)
Provision (benefit) for income taxes	(762)	95	(2,406)	1,758

Net loss	$(975)	$(1,678)	$(16,811)	$(3,699)

Net loss per share
Basic	$(0.02)	$(0.04)	$(0.42)	$(0.09)
Diluted	$(0.02)	$(0.04)	$(0.42)	$(0.09)

Weighted average common shares outstanding
Basic	39,629	40,033	39,688	40,050
Diluted	39,629	40,033	39,688	40,050

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net loss	$(975)	$(1,678)	$(16,811)	$(3,699)
Other comprehensive loss
Cumulative translation adjustment, net of tax	(2,287)	3,455	(2,657)	(377)
Unrealized losses on available-for-sale securities	—	—	(7)	—
Pension adjustment, net of tax	—	(6)	—	(18)
Comprehensive loss	$(3,262)	$1,771	$(19,475)	$(4,094)

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the three and nine months ended September 30, 2021:

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury - Common Stock		Paid-In	Retained	Comprehensive	Stockholders'
Description	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2020	40,103	$40	250	(5,030)	$98,819	$173,731	$(10,220)	$257,340
Net income (loss)	—	—	—	—	—	(9,151)	—	(9,151)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	22	(919)	(897)
Restricted stock awards	248	—	—	—	1,342	—	—	1,342
Tax payments for stock issuances	(86)	—	—	—	(2,139)	—	—	(2,139)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	(15)	(15)
Balance at March 31, 2021	40,265	$40	250	$(5,030)	$98,022	$164,602	$(11,154)	$246,480
Net income (loss)	—	—	—	—	—	(6,685)	—	(6,685)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	549	549
Restricted stock awards	24	—	—	—	1,292	—	—	1,292
Tax payments for stock issuances	(7)	—	—	—	(91)	—	—	(91)
Share repurchase	(111)	—	111	(2,908)	—	—		(2,908)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	8	8
Balance at June 30, 2021	40,171	$40	361	$(7,938)	$99,223	$157,917	$(10,597)	$238,645
Net income (loss)	—	—	—	—	—	(975)	—	(975)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	4	(2,287)	(2,283)
Restricted stock awards	57	—	—	—	347	—	—	347
Tax payments for stock issuances	(31)	—	—	—	(552)	—	—	(552)
Share repurchase	(231)	—	231	(4,563)	—	—	—	(4,563)
Balance at September 30, 2021	39,966	$40	592	$(12,501)	$99,018	$156,946	$(12,884)	$230,619

For the three and nine months ended September 30, 2020:

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury - Common Stock		Paid-In	Retained	Comprehensive	Stockholders'
Description	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2019	40,207	40	—	—	$96,109	$179,440	$(13,295)	$262,294
Cumulative effect of change related to adoption of ASU 2016-13, net of tax	—	—	—	—	—	(253)	0	(253)
Net income	—	—	—	—	—	4	—	4
Foreign currency translation adjustment , net	—	—	—	—	—	—	(4,278)	(4,278)
Restricted stock awards	168	—	—	—	1,350	—	—	1,350
Tax payments for stock issuances	(61)	—	—	—	(293)	—	—	(293)
Pension adjustment, net of tax	—	—	—	—	—	—	(6)	(6)
Balance at March 31, 2020	40,314	$40	—	—	$97,166	$179,191	$(17,579)	$258,818
Net loss	—	—	—	—	—	(2,025)	—	(2,025)
Foreign currency translation adjustment, net	—	—	—	—	—	—	446	446
Restricted stock awards	19	—	—	—	860	—	—	860
Tax payments for stock issuances	(4)	—	—	—	(886)	—	—	(886)
Pension adjustment, net of tax	—	—	—	—	—	—	(6)	(6)
Balance at June 30, 2020	40,329	40	—	—	97,140	177,166	(17,139)	257,207
Net income (loss)	—	—	—	—	—	(1,678)	—	(1,678)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	3,455	3,455
Restricted stock awards	55	—	—	—	1,022	—	—	1,022
Tax payments for stock issuances	(28)	—	—	—	(784)	—	—	(784)
Pension adjustment, net of tax	—	—	—	—	—	—	(6)	(6)
Balance at September 30, 2020	40,356	$40	—	—	$97,378	$175,488	$(13,690)	$259,216

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss from operations	$(16,811)	$(3,699)
Adjustments to reconcile net loss from operations to net cash provided by (used in) operations:
Depreciation and amortization of intangible assets	6,760	9,193
Loss on disposal of assets	8	75
Deferred tax benefit	(3,701)	(356)
Stock-based compensation	2,981	3,232
Changes in operating assets and liabilities:
Accounts receivable, net	11,480	8,589
Inventories, net	1,101	5,790
Contract assets	3,764	(379)
Accounts payable	2,347	(5,551)
Income taxes payable	(2,661)	(5,985)
Accrued expenses	(27)	(3,694)
Deferred compensation	(897)	322
Deferred revenue	(1,860)	3,268
Other assets and liabilities	(6,913)	(3,376)
Net cash provided by (used in) operating activities	(4,429)	7,429

Cash flows from investing activities:
Purchase of short term investments	(45,882)	(23,295)
Maturities of short term investments	33,129	21,980
Additions to property and equipment	(1,529)	(2,710)
Other	(17)	(98)
Net cash used in investing activities	(14,299)	(4,123)

Cash flows from financing activities:
Repurchase of common stock	(7,471)	—
Tax payments for restricted stock issuances	(2,782)	(1,963)
Net cash used in financing activities	(10,253)	(1,963)

Effect of exchange rate changes on cash	(760)	306

Net increase (decrease) in cash	(29,741)	1,649
Cash, cash equivalents, and restricted cash, beginning of period	89,241	85,129
Cash, cash equivalents, and restricted cash, end of period (1.)	$59,500	$86,778

(1.)	End of period cash, cash equivalents, and restricted cash includes $0.9 million and $0.8 million of restricted cash at September 30, 2021 and September 30, 2020, respectively.

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

In accordance with ASC 280, Segment Reporting, our operations are reported as a single operating segment. The chief operating decision maker is the interim Chief Executive Officer who reviews the statement of operations of the Company on a consolidated basis, makes decisions and manages the operations of the Company as a single operating segment.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. All intercompany accounts and transactions have been eliminated. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021, particularly in light of the novel coronavirus (COVID-19) pandemic and its effects on domestic and global economies.

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

Foreign Currency Translation and Transactions

The financial position and results of the operations of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other income (expense), net. Foreign exchange transaction losses aggregated less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively. Foreign exchange transaction gains aggregated $0.4 million and foreign transaction losses aggregated $0.1 million for the three and nine months ended September 30, 2020, respectively.

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

Cash, Cash Equivalents and Restricted Cash

We are in lease agreements that require letters of credit to secure the obligations. The restricted cash related to these letters of credit is recorded in other non-current assets on the Condensed Consolidated Balance Sheet in the amounts of $0.9 million and $0.8 million at September 30, 2021 and December 31, 2020, respectively.

Equity Method Investment

We apply the equity method of accounting to our investment in Promon AS (Promon), because we exercise significant influence, but not controlling interest, in the investee. Promon is a technology company headquartered in Norway that specializes in mobile app security, whose solutions focus largely on Runtime Application Self-Protection (RASP). We exercise significant influence over Promon as a result of our 17% ownership interest in Promon, our representation on Promon’s Board of Directors, and the significance to Promon of our business activities with them. We integrate Promon’s RASP technology into our mobile security offerings, which are then licensed to our customers. Under the equity method of accounting, the Company’s proportionate share of the net earnings (losses) of Promon is reported in other income (expense), net in our condensed consolidated Statements of Operations. The impact of the proportionate share of net earnings (losses) were immaterial for the three and nine months ended September 30, 2021 and 2020 as were the relative size of Promon’s assets and operations in relation to the Company’s. The carrying value of our equity method investment is reported in other noncurrent assets in the condensed consolidated Balance Sheets and is reported originally at cost and adjusted each period for the Company’s share of the investee’s earnings (losses) and dividends paid, if any. The Company also assesses the investment for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. The Company did not record any impairment charges during the nine-month periods ended September 30, 2021 and 2020. The Company recorded $1.0 million and $0.2 million in cost of sales during the three months ended September 30, 2021 and September 30, 2020, respectively, for license fees owed to Promon for use of their software and technology, and recorded $3.0 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively. The Company owed Promon $1.4 million as of September 30, 2021, which is included in accounts payable and accrued liabilities.

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

Disaggregation of Revenues

The following tables present our revenues disaggregated by major products and services, geographical region and timing of revenue recognition.

Revenue by major products (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Hardware products	$17,908	$21,687	$55,027	$65,613
Software licenses	10,285	8,562	29,989	38,280
Subscription	10,197	7,446	28,426	19,286
Professional services	1,152	1,353	3,595	4,100
Maintenance, support, and other	12,734	12,391	38,291	35,484
Total Revenue	$52,276	$51,439	$155,328	$162,763

Revenue by location of customer for the three months ended September 30, 2021 and 2020 (in thousands)

	EMEA	Americas	APAC	Total
Total Revenue:
2021	$21,965	$17,621	$12,690	$52,276
2020	$26,684	$12,305	$12,450	$51,439

Percent of Total:
2021	42%	34%	24%	100%
2020	52%	24%	24%	100%

Revenue by location of customer for the nine months ended September 30, 2021 and 2020 (in thousands)

	EMEA	Americas	APAC	Total
Total Revenue:
2021	$73,784	$51,160	$30,384	$155,328
2020	$88,624	$38,570	$35,569	$162,763

Percent of Total:
2021	48%	32%	20%	100%
2020	54%	24%	22%	100%

Timing of revenue recognition (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Products and Licenses transferred at a point in time	$28,193	$30,249	$85,016	$103,893
Services transferred over time	24,083	21,190	70,312	58,870
Total Revenue	$52,276	$51,439	$155,328	$162,763

Contract balances (in thousands)

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	September 30,	December 31,
in thousands	2021	2020
Receivables, inclusive of trade and unbilled	$44,752	$57,537
Contract Assets (current and non-current)	$4,991	$9,079
Contract Liabilities (Deferred Revenue current and non-current)	$52,396	$55,147

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

Revenue recognized during the nine months ended September 30, 2021 included $34.5 million that was included on the December 31, 2020 balance sheet in contract liabilities. Deferred revenue increased in the same period due to timing of annual renewals.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

in thousands	2021	2022	2023	Beyond 2023	Total
Future revenue related to current unsatisfied performance obligations	$8,236	$22,064	$13,162	$7,839	$51,301

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

The following tables provide information related to the capitalized costs and amortization recognized in the current and prior periods:

in thousands	September 30, 2021	December 31, 2020
Capitalized costs to obtain contracts, current	$1,764	$1,222
Capitalized costs to obtain contracts, non-current	$7,093	$5,464

	Three months ended September 30,		Nine months ended September 30,
in thousands	2021	2020	2021	2020
Amortization of capitalized costs to obtain contracts	$419	$251	$1,090	$620
Impairments of capitalized costs to obtain contracts	$-	$-	$-	$-

Note 4 – Inventories, net

Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the FIFO method.

Inventories, net are comprised of the following:

	September 30,	December 31,
	2021	2020

	(in thousands)
Component parts	$4,555	$5,439
Work-in-process and finished goods	7,160	7,654
Total	$11,715	$13,093

Note 5 – Goodwill

Goodwill activity for the nine months ended September 30, 2021 consisted of the following:

in thousands
Net balance at December 31, 2020	$97,552
Net foreign currency translation	(1,329)
Net balance at September 30, 2021	$96,223

No impairment of goodwill was recorded during the nine months ended September 30, 2021 or September 30, 2020.

Note 6 – Intangible Assets

Intangible asset activity for the nine months ended September 30, 2021 is detailed in the following table.

in thousands	Acquired Technology	Customer Relationships	Other	Total Intangible Assets
Net balance at December 31, 2020	$2,277	$23,200	$1,719	$27,196
Additions	3	—	14	17
Disposals	—	—	(21)	(21)
Net foreign currency translation	—	(70)	(5)	(75)
Amortization expense	(1,164)	(3,003)	(336)	(4,503)
Net balance at September 30, 2021	$1,116	$20,127	$1,371	$22,614

September 30, 2021 balance at cost	$43,046	$39,764	$13,546	$96,356
Accumulated amortization	(41,930)	(19,637)	(12,175)	(73,742)
Net balance at September 30, 2021	$1,116	$20,127	$1,371	$22,614

Certain intangible assets are denominated in functional currencies besides the U.S. dollar and are subject to currency fluctuations. No impairment of intangible assets was recorded during the nine months ended September 30, 2021 or September 30, 2020.

Note 7 – Property and Equipment

The major classes of property and equipment are as follows:

in thousands	September 30, 2021	December 31, 2020
Office equipment and software	$14,336	$13,540
Leasehold improvements	10,362	10,593
Furniture and fixtures	3,950	3,827
Total	28,648	27,960
Accumulated depreciation	(17,686)	(16,125)
Property and equipment, net	$10,962	$11,835

Depreciation expense was $0.8 million and $2.3 million for the three and nine months ended September 30, 2021, respectively, compared to $0.7 million and $2.1 million for the three and nine months ended September 30, 2020.

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

The Company classifies its investments in debt securities as available-for-sale. In accordance with ASU 2016-13, Measurement of Credit Losses on Financial Instruments, we review available-for-sale debt securities for impairments related to losses and other factors each quarter. Unrealized gains and losses are recorded to other comprehensive income. The unrealized gains and losses on the available-for-sale debt securities were not material as of September 30, 2021 and December 31, 2020.

The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies, as defined in ASC 820, Fair Value Measurements. The fair value hierarchy consists of the following three levels:

●	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived primarily from or corroborated by observable market data.
●	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following tables summarize assets that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

		Fair Value Measurement at Reporting Date Using
in thousands	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Notes	$2,405	-	$2,405	-
Corporate Notes / Bonds	$13,642	-	$13,642	-
Commercial Paper	$11,994	-	$11,994	-
U.S. Government Agencies	$11,141	-	$11,141	-

		Fair Value Measurement at Reporting Date Using
in thousands	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Notes	$4,951	-	$4,951	-
Corporate Notes / Bonds	$8,780	-	$8,780	-
Commercial Paper	$4,098	-	$4,098	-
U.S. Treasury Bills	$5,292	-	$5,292	-
U.S. Government Agencies	$3,738	-	$3,738	-

Note 9 – Allowance for credit losses

The changes in the allowance for credit losses during the nine months ended September 30, 2021 were as follows:

in thousands
Balance at December 31, 2020	$4,135
Provision	771
Write-offs	(2,470)
Net foreign currency translation	(10)
Balance at September 30, 2021	$2,426

During the nine months ended September 30, 2021, we wrote off $2.5 million of accounts receivable that were fully reserved for and no longer deemed collectible.

Note 10 – Leases

Operating lease cost details for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Building rent	$667	$808	$1,914	$2,264
Automobile rentals	385	426	1,129	1,137
Total net operating lease costs	$1,052	$1,234	$3,043	$3,401

At September 30, 2021, the weighted average remaining lease term for our operating leases is 6.5 years. The weighted average discount rate for our operating leases is 5%.

During the nine months ended September 30, 2021, there were $2.8 million of operating cash payments for lease liabilities, and $0.3 million of right-of use assets obtained in exchange for new lease liabilities.

Maturities of our operating leases are as follows:

As of September 30, 2021
(in $ thousands)
2021	$702
2022	3,238
2023	2,564
2024	1,771
2025	1,639
Later years	5,930
Less imputed interest	(2,646)
Total lease liabilities	$13,198

Note 11 – Income Taxes

Given our expected projected loss (before tax) for the year, our estimated annual effective tax rate for 2021 before discrete items is expected to be approximately 10%. Our global effective tax rate is lower than the U.S. statutory tax rate of 21% primarily due to losses in jurisdictions for which a valuation allowance is required and therefore no benefit is received, along with nondeductible expenses. Our ultimate tax expense will depend on the mix of earnings in various jurisdictions. Income taxes of $0.7 million and $7.2 million were paid during the three and nine months ended September 30, 2021, respectively.

At December 31, 2020, we had deferred tax assets of $30.0 million resulting from foreign and state NOL carryforwards of $119.5 million and other foreign deductible carryforwards of $64.7 million. At December 31, 2020, we had a valuation allowance of $19.8 million against deferred tax assets related to certain carryforwards.

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

We awarded 242 restricted stock units during the nine months ended September 30, 2021, subject to time-based vesting. The fair value of the unissued time-based restricted stock unit grants was $6.2 million at the dates of grant and the grants are being amortized over the vesting periods of one to four years.

We awarded restricted stock unit grants during the nine months ended September 30, 2021, subject to the achievement of market and service conditions, which allow for up to 53 shares to be earned if the market conditions are fully achieved. The fair value of these awards was $2.2 million at the dates of grant and the awards are being amortized over the vesting period of three years. The Company currently believes that 45 of these shares are expected to be earned.

We awarded restricted stock units subject to the achievement of service and future performance criteria during the nine months ended September 30, 2021, which allow for up to 201 shares to be earned if the performance criteria are fully achieved. The fair value of these awards was $4.8 million at the dates of grant and the awards are being amortized over the vesting period of one to three years. The Company currently believes that 184 of these shares are expected to be earned.

The following table details long-term compensation plan and stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

in thousands	(in thousands)		(in thousands)
Stock-based compensation	$347	$1,021	$2,981	$3,231
Other long-term incentive plan compensation	165	260	640	930
Total compensation	$512	$1,281	$3,621	$4,161

Note 13 – Earnings per Share (share counts in thousands)

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive. Because the Company is in a net loss position for the three and nine months ended September 30, 2021 and September

30, 2020, diluted net loss per share for these periods excludes the effects of common stock equivalents, which are anti-dilutive.

The details of the earnings per share calculations for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
in thousands, except per share data	2021	2020	2021	2020
Net loss	$(975)	$(1,678)	$(16,811)	$(3,699)
Weighted average common shares outstanding:
Basic	39,629	40,033	39,688	40,050
Incremental shares with dilutive effect:
Restricted stock awards	—	—	—	—
Diluted	39,629	40,033	39,688	40,050

Net loss per share:
Basic	$(0.02)	$(0.04)	$(0.42)	$(0.09)
Diluted	$(0.02)	$(0.04)	$(0.42)	$(0.09)

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

We include various types of indemnification clauses in our customer agreements. These indemnifications may include, but are not limited to, infringement claims related to our intellectual property, direct damages and consequential damages. The type and amount of such indemnifications vary substantially based on our assessment of risk and reward associated with each agreement. We believe the estimated fair value of these indemnification clauses is minimal, and we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. We have no liabilities recorded for these clauses as of September 30, 2021.

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

From time to time, we have been involved in litigation and claims incidental to the conduct of our business, such as compensation claims from current or former employees in Europe or commercial disputes with vendors. We expect that to continue. Excluding matters specifically disclosed above, we are not a party to any lawsuit or proceeding that, in management’s opinion, is likely to have a material adverse effect on its business, financial condition or results of operations.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except headcount, ratios, time periods and percentages)

Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “OneSpan,” “Company,” “we,” “our,” and “us” refer to OneSpan Inc. and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of applicable U.S. securities laws, including statements regarding the potential benefits, performance and functionality of our products and solutions, including future offerings; our expectations, beliefs, plans, operations and strategies relating to our business and the future of our business; our strategic plans regarding our portfolio, including acquisitions and dispositions; and our expectations regarding our financial performance in the future. Forward-looking statements may be identified by words such as "seek", "believe", "plan", "estimate", "anticipate", “expect", "intend", "continue", "outlook", "may", "will", "should", "could", or "might", and other similar expressions. These forward-looking statements involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could materially affect our business and financial results include, but are not limited to: market acceptance of our products and solutions and competitors’ offerings; the potential effects of technological changes; the impact of the COVID-19 pandemic and actions taken to contain it; our ability to effectively manage acquisitions, divestitures, alliances, joint ventures and other portfolio actions; the execution of our transformative strategy on a global scale; the increasing frequency and sophistication of hacking attacks; claims that we have infringed the intellectual property rights of others; changes in customer requirements; price competitive bidding; changing laws, government regulations or policies; pressures on price levels; investments in new products or businesses that may not achieve expected returns; disruption in global transportation and supply chains; reliance on third parties for certain products and data center services, impairment of goodwill or amortizable intangible assets causing a significant charge to earnings; actions of activist stockholders; and exposure to increased economic and operational uncertainties from operating a global business, as well as those factors described in the “Risk Factors” section of our Annual Report on Form 10-K. Our filings with the Securities and Exchange Commission (the “SEC”) and other important information can be found in the Investor Relations section of our website at investors.onespan.com. We do not have any intent, and disclaim any obligation, to update the forward-looking information to reflect events that occur, circumstances that exist or changes in our expectations after the date of this Form 10-Q, except as required by law.

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

While we did not experience any cyber incidents in the first nine months of 2021 that had a significant impact on our business, it is possible that we could experience an incident in 2021 or future years, which could result in unanticipated costs.

Currency Fluctuation

During the three and nine months ended September 30, 2021, approximately 85% and 86%, respectively, of our revenue was generated outside of the United States. While the majority of our revenues are generated outside of the United States, a significant amount of our revenue earned during the three and nine months ended September 30, 2021 was denominated in U.S. Dollars. During the three and nine months ended September 30, 2021, we estimate that approximately 58% and 52%, respectively, of our revenue was denominated in U.S. Dollars.

In addition, during the three and nine months ended September 30, 2021, approximately 70% and 69% of our operating expenses were incurred outside of the United States. As a result, changes in currency exchange rates, especially the Euro exchange rate and the Canadian Dollar exchange rate, can have a significant impact on revenue and expenses.

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

The financial position and the results of operations of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland, Singapore and Canada, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates generated other comprehensive loss of $2.3 million and $2.7 million for the three and nine months ended September 30, 2021, respectively. Translation adjustments arising from differences in exchange rates generated other comprehensive gain of $3.5 million for the three months ended September 30, 2020 and other comprehensive loss of $0.4 million for the nine months ended September 30, 2020. These amounts are included as a separate component of stockholders’ equity. The functional currency for our subsidiaries in Switzerland, Singapore and Canada is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other income (expense), net. Foreign exchange transaction losses aggregated less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively. Foreign exchange transaction gains aggregated $0.4 million and foreign transaction losses aggregated $0.1 million for the three and nine months ended September 30, 2020, respectively.

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

Historically, operating expenses have been impacted by changes in foreign exchange rates. We estimate the change in currency rates in the first nine months of 2021 compared to the same period in 2020 resulted in an increase in operating expenses of approximately $3.0 million.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Operating expenses for the three and nine months ended September 30, 2021 included $0.5 million and $3.6 million, respectively of expenses related to stock-based and long-term incentive plan costs compared to $1.3 million and $4.2 million of stock-based and long-term incentive plan cost for the three and nine months ended September 30, 2020, respectively. Stock-based compensation expense during the three and nine months ended September 30, 2021 was favorably impacted by the forfeiture of unvested awards by certain severed sales management and executive management during the periods.

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

Interest Income, Net

Interest income, net consists of income earned on our cash, cash equivalents and short term investments. Our cash equivalents and short term investments are invested in short-term instruments at current market rates.

Other Income (Expense), Net

Other income (expense), net primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our research and development in those countries and other miscellaneous non-operational expenses.

Income Taxes

Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). All our IP in our traditional authentication business is owned by two subsidiaries, one in the U.S. and one in Switzerland. These two subsidiaries have entered into agreements with most of the other OneSpan entities under which those other entities provide services to our U.S. and Swiss subsidiaries on either a percentage of revenue or on a cost plus basis or both. Under this structure, the earnings of our service provider subsidiaries are relatively constant. These service provider companies tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings tend to flow to the U.S. company and Swiss company. In 2021, earnings flowing to the U.S. company are expected to be taxed at a rate of 21% to 25%, while earnings flowing to the Swiss company are expected to be taxed at a rate ranging from 11% to 15%, plus Swiss withholding tax of an additional 5%. A Canadian and UK subsidiary currently sell to and service global customers directly. In addition, many of our OneSpan entities operate as distributors for all of our OneSpan products.

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Hardware products	$17,908	$21,687	$55,027	$65,613
Software licenses	10,285	8,562	29,989	38,280
Subscription	10,197	7,446	28,426	19,286
Professional services	1,152	1,353	3,595	4,100
Maintenance, support, and other	12,734	12,391	38,291	35,484
Total Revenue	$52,276	$51,439	$155,328	$162,763

Total revenue increased $0.8 million or 2%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, driven primarily by an $8.4 million or 38% increase in recurring revenue, partially offset by a $3.8 million or 17% decrease in hardware revenue and a $3.6 million or 57% decrease in perpetual software license revenue. Recurring revenue is the portion of our revenue subject to future renewal and is comprised of subscription, term-based software licenses, and maintenance, support and other revenue. Total revenue decreased $7.4 million or 5%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, driven primarily by a decrease in hardware revenue of $10.6 million or 16%, and a decrease in perpetual software license revenue of $13.3 million or 61%. The decreases in hardware and perpetual software license revenue were partially offset by an increase in recurring revenue of $17.0 million or 24%. Increases in recurring revenue for both the three and nine month periods ended September 30, 2021 are reflective of the company’s strategy to increase its recurring revenue contracts.

Product and license revenue decreased by $2.1 million or 7% during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, driven by lower hardware revenue of $3.8 million or 17%, partially offset by higher software licenses revenue of $1.7 million or 20%. For the nine months ended September 30, 2021, product and license revenue decreased $18.9 million or 18% compared to the nine months ended September 30, 2020, which was driven by a $10.6 million or 16% decrease in hardware revenue and an $8.3 million or 22% decrease in software license revenue. Lower hardware revenue for both the three and nine month periods ended September 30, 2021 are partially driven by shipping delays related to disruptions in global transportation and supply chains.

Services and other revenue increased by $2.9 million, or 14% during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, which was primarily driven by a $2.8 million or 37% increase in subscription revenue. For the nine months ended September 30, 2021, services and other revenue increased $11.4 million or 19% compared to the nine months ended September 30, 2020, which was driven by a $9.1 million or 47% increase in subscription revenue and a $2.8 million or 8% increase in maintenance, support, and other revenue.

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Revenue
EMEA	$ 21,965	$ 26,684	$ 73,784	$ 88,624
Americas	17,621	12,305	51,160	38,570
APAC	12,690	12,450	30,384	35,569
Total revenue	$ 52,276	$ 51,439	$ 155,328	$ 162,763

% of Total Revenue
EMEA	42%	52%	48%	54%
Americas	34%	24%	32%	24%
APAC	24%	24%	20%	22%

Revenue generated in EMEA during the three months ended September 30, 2021 was $4.7 million, or 18% lower than the three months ended September 30, 2020, driven primarily by lower hardware sales. For the nine months ended September 30, 2021, revenue generated in EMEA was $14.8 million or 17% lower than the same period in 2020, driven by lower software license revenue and lower hardware revenue.

Revenue generated in the Americas during the three months ended September 30, 2021 was $5.3 million, or 43% higher than the three months ended September 30, 2020, driven primarily by increases in software license revenue and subscription revenue. For the nine months ended September 30, 2021, revenue generated in the Americas was $12.6 million or 33% higher than the same period in 2020, driven largely by higher subscription revenue.

Revenue generated in the Asia Pacific region during the three months ended September 30, 2021 was $0.2 million, or 2% higher than the three months ended September 30, 2020, driven by higher revenue from software licenses. For the nine months ended September 30, 2021, revenue generated in the Asia Pacific region was $5.2 million or 15% lower than the same period in 2020, driven by lower software license and hardware revenue.

Cost of Goods Sold and Gross Margin

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of goods sold
Product and license	$ 8,477	$ 10,064	$ 27,607	$ 33,378
Services and other	6,379	5,414	19,041	16,395
Total cost of goods sold	$ 14,856	$ 15,478	$ 46,648	$ 49,773

Gross profit	$ 37,420	$ 35,961	$ 108,680	$ 112,990

Gross margin
Product and license	70%	67%	68%	68%
Services and other	74%	74%	73%	72%
Total gross margin	72%	70%	70%	69%

The cost of product and license revenue decreased $1.6 million or 16% during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to a 17% decrease in hardware revenue during the period. During the nine months ended September 30, 2021, the cost of product and license revenue decreased $5.8 million or 17% compared to the nine months ended September 30, 2020 primarily due to a 16% decrease in hardware revenue during the period.

The cost of services and other revenue increased by $1.0 million, or 18% during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, the cost of services and other revenue increased by $2.6 million, or 16% compared to the nine months ended September 30, 2020. The increase in cost of services and other revenue for both periods is reflective of higher subscription revenue, which has increased cloud-based infrastructure costs.

Gross profit increased $1.5 million, or 4% during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. During the nine months ended September 30, 2021 gross profit decreased by $4.3 million, or 4% compared to the nine months ended September 30, 2020. Gross profit margin was 72% and 70% for the three and nine months ended September 30, 2021, respectively, compared to 70% and 69% for the three and nine months ended September 30, 2020, respectively. The increase in profit margins for the three months ended September 30, 2021 reflects a shift in product mix to increased term-based software and subscription revenue and lower hardware revenue.

The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies including the Euro. The impact of changes in currency rates are estimated to have increased revenue by approximately $0.3 million and $4.8 million for the three and nine months ended September 30, 2021, respectively. Had currency rates in 2021 been equal to rates in 2020, the gross profit margin would have been approximately 3 percentage point lower for both the three and nine months ended September 30, 2021.

Operating Expenses

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Operating costs
Sales and marketing	$15,474	$14,576	$49,850	$44,129
Research and development	11,359	10,643	35,699	31,178
General and administrative	11,207	10,737	38,797	33,851
Amortization of intangible assets	1,396	2,360	4,503	7,049
Total operating costs	$39,436	$38,316	$128,849	$116,207

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended September 30, 2021 were $15.5 million, an increase of $0.9 million or 6%, from the three months ended September 30, 2020. Sales and marketing expenses for the nine months ended September 30, 2021 were $49.9 million, an increase of $5.7 million or 13% from the same period in 2020. The increase in expense for the three and nine months ended September 30, 2021 compared to the same periods in 2020 was driven by higher headcount and an increase in the average cost per employee.

Average full-time sales, marketing, support, and operating employee headcount for the three and nine months ended September 30, 2021 was 363 and 368, respectively, compared to 353 and 345 for the three and nine months ended September 30, 2020, respectively. Headcount was 3% and 7% higher for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2021, were $11.4 million, an increase of $0.7 million, or 7%, from the three months ended September 30, 2020. Research and development expenses for the nine months ended September 30, 2021, were $35.7 million, an increase of $4.5 million, or 15%, from the nine months ended September 30, 2020. The increase in both periods was driven primarily by higher personnel costs due to higher headcount.

Average full-time research and development employee headcount for the three and nine months ended September 30, 2021 was 364 and 359, compared to 326 and 322 for the three and nine months ended September 30, 2020, respectively. Average headcount was approximately 11% and 12% higher for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021, were $11.2 million, an increase of $0.5 million or 4%, from the three months ended September 30, 2020. The increase in general and administrative expenses for the three months ended September 30, 2021 was driven by higher personnel costs and consulting fees related to our strategic action plan, partially offset by the forfeiture of unvested stock based compensation by employees who left the company. General and administrative expenses for the nine months ended September 30, 2021, were $38.8 million, an increase of $4.9 million or 15%, from the nine months ended September 30, 2020. The increase in general and administrative expenses for the nine months ended September 30, 2021, compared to the same periods in 2020 was driven by higher personnel costs, outside professional services fees related to our second quarter proxy contest, and consulting fees related to our strategic action plan.

Average full-time general and administrative employee headcount for the three and nine months ended September 30, 2021 was 134 and 134, respectively, compared to 126 and 122 for the three and nine months ended September 30, 2020, respectively. Average headcount was approximately 6% and 10% higher for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020.

Amortization of Intangible Assets

Amortization of intangible assets for the three and nine months ended September 30, 2021 was $1.4 million and $4.5 million, respectively, compared to $2.4 million and $7.0 million for the three and nine months ended September 30, 2020, respectively. Amortization expense decreased 41% and 36% for the three and nine months ended September 30, 2021, respectively. The decrease was driven by certain assets acquired in the Silanis acquisition becoming fully amortized.

Interest income (expense), net

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Interest income (expense), net	($ 4)	$ 56	$ 2	$ 389

Interest income (expense), net was less than $0.1 million for both the three and nine months ended September 30, 2021, as compared to less than $0.1 million and $0.4 million for the same periods in 2020. The decrease in interest income for both periods reflects a decrease in our cash equivalents and short term investment balance and lower interest rates.

Other income, net

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Other income, net	$ 283	$ 716	$ 950	$ 887

Other income, net primarily includes subsidies received from foreign governments in support of our research and development in those countries, exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, and other miscellaneous non-operational, non-recurring expenses.

Other income, net for the three and nine months ended September 30, 2021 was $0.3 million and $1.0 million, respectively, compared to $0.7 million and $0.9 million for the comparable periods of 2020. Lower income was driven by losses resulting from foreign currency translation.

Provision for Income Taxes

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Provision (benefit) for income taxes	($ 762)	$ 95	($ 2,406)	$ 1,758

The Company recorded income tax benefit for the three months ended September 30, 2021 of $0.8 million, compared to income tax expense of $0.1 million for the three months ended September 30, 2020. The Company recorded income tax benefit for the nine months ended September 30, 2021 of $2.4 million, compared to income tax expense of $1.8 million for the nine months ended September 30, 2020. The benefit recorded for the three and nine months ended September 30, 2021 was attributable to a net loss in the periods excluding losses at entities where we cannot record a tax benefit, as well as tax benefit for certain stock compensation deductions.

Liquidity and Capital Resources

At September 30, 2021, we had cash balances (total cash and cash equivalents) of $58.6 million and short-term investments of $39.2 million. Short term investments consist of U.S. treasury notes, government agency notes, corporate notes and bonds, and high quality commercial paper with maturities at acquisition of more than three months and less than twelve months.

At December 31, 2020, we had cash balances of $88.4 million and short-term investments of $26.9 million.

We are in lease agreements that require letters of credit to secure the obligations. The restricted cash related to these letters of credit is recorded in other non-current assets on the Condensed Consolidated Balance Sheet in the amounts of $0.9 million and $0.8 million at September 30, 2021 and December 31, 2020, respectively.

Our working capital at September 30, 2021 was $104.9 million compared to $131.9 million at December 31, 2020.

As of September 30, 2021, we held $45.7 million of cash and cash equivalents in subsidiaries outside of the United States. Of that amount, $44.6 million is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.

We believe that our financial resources are adequate to meet our operating needs over the next twelve months.

Our cash flows are as follows:

	Nine months ended September 30,
	2021	2020
	(in thousands)
Cash provided by (used in):
Operating activities	($ 4,429)	$ 7,429
Investing activities	(14,299)	(4,123)
Financing activities	(10,253)	(1,963)
Effect of foreign exchange rate changes on cash and cash equivalents	(760)	306

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

For the nine months ended September 30, 2021, net cash used in operating activities was $4.4 million, compared to net cash provided by operating activities of $7.4 million during the nine months ended September 30, 2020. The fluctuation is primarily driven by a more significant net loss, partially offset by a lower accounts receivable balance and lower contract assets.

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

For the nine months ended September 30, 2021, net cash used in investing activities was $14.3 million, compared to net cash used in investing activities of $4.1 million for the nine months ended September 30, 2020. The fluctuation is related primarily to the timing of the purchases and maturities of our short term investments, as well as property and equipment purchases.

Financing Activities

The changes in cash flows from financing activities is primarily related to the purchases of common stock under our share repurchase program and tax payments for restricted stock issuances.

For the nine months ended September 30, 2021, net cash used in financing activities was $10.3 million, compared to net cash used in financing activities of $2.0 million for the nine months ended September 30, 2020. The increase is primarily driven by share repurchases of $7.5 million during the nine months ended September 30, 2021, compared to no share repurchases during the nine months ended September 30, 2020, as well higher tax payments for restricted stock issuances which increased in conjunction with the expansion of our employee stock based compensation program.

Critical Accounting Policy

Our accounting policies are fully described in Note 1 - Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 2 – Summary of Significant Accounting Policies to our Interim Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021. We believe our most critical accounting policies include revenue recognition, purchase accounting and related fair value measurements and accounting for income taxes.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three months ended September 30, 2021. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 4 - Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The Company carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal interim financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2021. We have not experienced any material impact to our internal controls over financial reporting due to COVID-19. We are continually monitoring and assessing the effects of COVID-19 on our internal controls to minimize the impact to their design and operating effectiveness.

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

The effects of the COVID-19 pandemic and its variations have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

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

In our hardware business, we are exposed to specific risks related to manufacturing, supply chain, shipping and distribution- all of which have been impacted by the COVID-19 pandemic. As a result of COVID-19, we experienced some delays and increased costs related to fulfilling our hardware orders. Such issues have been primarily resolved however continuing disruptions in global transportation means we may be unable to satisfy certain customer orders for our products in the future if orders substantially increase and/or further supply chain problems emerge. In addition, the global economic uncertainty associated with the COVID-19 pandemic has affected many of our customers and we believe those effects include decreased orders of hardware authentication tokens, mobile authentication software and delays in implementing certain security software projects. We are not able to predict at this time whether and to what extent such orders may return or in what specific quantities. This risk is in addition to the other risks associated with our business as stated elsewhere in “Risk Factors.”

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of its shares of common stock during the third quarter of 2021:

			Total Number
			of Shares	Maximum
			Purchased as	Dollar Value of Shares
	Total		Part of Publicly	that May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares Purchased	Price Paid	Plans or	the Plans or
Period	(1)	per Share	Programs (2)	Programs (2)
July 1, 2021 through July 31, 2021	—	$—	—	42,062,363
August 1, 2021 through August 31, 2021	231,068	$19.72	—	37,498,973
September 1, 2021 through September 30, 2021	—	$—	—	37,498,973

(1.)	On June 10, 2020, the Board of Directors authorized a share repurchase program (“program”), pursuant to which the Company can repurchase up to $50.0 million of issued and outstanding common stock. Share purchases under the program will take place in open market transactions or in privately negotiated transactions and may be made from time to time depending on market conditions, share price, trading volume, and other factors. The timing of the repurchases and the amount of stock repurchased in each transaction is subject to OneSpan’s sole discretion and will depend upon market and business conditions, applicable legal and credit requirements and other corporate considerations. The authorization is effective until June 10, 2022 unless the total amount has been used or authorization has been cancelled.
(2.)	In addition to the shares repurchased under the program, during the three months ended September 30, 2021, 30,538 shares were purchased by the company in order to satisfy employee tax withholding obligations upon the vesting of restricted stock and restricted stock units. These shares were not acquired pursuant to any publicly announced purchase plan or program.

Item 5 – Other Information

On October 29, 2021, we entered into an agreement with Steven Worth to provide a supplemental compensation amount of $50,000 per month for each month or portion thereof in which he serves as our Interim President and CEO. This arrangement is effective as of October 1, 2021.

The related letter agreement is filed as an exhibit to this quarterly report on Form 10-Q.

Item 6 - Exhibits

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 2, 2021.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 2, 2021.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 2, 2021.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 2, 2021.

Exhibit 10.1 – Letter Agreement between interim CEO Steven R. Worth and OneSpan Inc., dated November 1, 2021.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 2, 2021.

OneSpan Inc.

/s/ Steven R. Worth
Steven R. Worth
Interim Chief Executive Officer (Principal Executive Officer)

/s/ Jan Kees van Gaalen
Jan Kees van Gaalen
Interim Chief Financial Officer
(Principal Financial Officer)

/s/ John Bosshart
John Bosshart
Chief Accounting Officer
(Principal Accounting Officer)