Form 10-K
period 2021-12-31
OneSpan Inc.
filed 2022-02-22
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

As of June 30, 2021, the aggregate market value of voting and non-voting common equity (based upon the last sale price of the common stock as reported on the NASDAQ Capital Market on June 30, 2021) held by non-affiliates of the registrant was $1,025,956,051 at $25.54 per share.

As of February 18, 2022, there were 40,001,425 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Auditor Name: KPMG LLP	Auditor Location: Chicago, IL	Auditor Firm ID: 185

Forward Looking Statement

This Annual Report on Form 10-K contains forward-looking statements within the meaning of applicable U.S. securities laws, including statements regarding the potential benefits, performance and functionality of our products and solutions, including future offerings; our expectations, beliefs, plans, operations and strategies relating to our business and the future of our business; our strategic plans regarding our portfolio, including acquisitions and dispositions; and our expectations regarding our financial performance in the future. Forward-looking statements may be identified by words such as "seek", "believe", "plan", "estimate", "anticipate", “expect", "intend", "continue", "outlook", "may", "will", "should", "could", or "might", and other similar expressions. These forward-looking statements involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could materially affect our business and financial results include, but are not limited to: market acceptance of our products and solutions and competitors’ offerings; the potential effects of technological changes; the impact of the COVID-19 pandemic and actions taken to contain it; disruption in global transportation and supply chains; our ability to effectively manage acquisitions, divestitures, alliances, joint ventures and other portfolio actions; the execution of our transformative strategy on a global scale; the increasing frequency and sophistication of cybersecurity attacks; claims that we have infringed the intellectual property rights of others; changes in customer requirements; price competitive bidding; changing laws, government regulations or policies; pressures on price levels; investments in new products or businesses that may not achieve expected returns; impairment of goodwill or amortizable intangible assets causing a significant charge to earnings; actions of activist stockholders; and exposure to increased economic and operational uncertainties from operating a global business, as well as those factors described in the “Risk Factors” section of this Form 10-K. Our filings with the Securities and Exchange Commission (the “SEC”) and other important information can be found in the Investor Relations section of our website at investors.onespan.com. We do not have any intent, and disclaim any obligation, to update the forward-looking information to reflect events that occur, circumstances that exist or changes in our expectations after the date of this Form 10-K, except as required by law.

Unless otherwise noted, references in this Annual Report on Form 10-K to “OneSpan”, “Company”, “we”, “our”, and “us” refer to OneSpan Inc. and its subsidiaries.

PART I

Item 1 – Business

Overview

OneSpan Inc. and its wholly owned subsidiaries design, develop and market digital solutions for identity, security, and business productivity that protect and facilitate electronic transactions via mobile and connected devices. We are a global leader in digital identity and anti-fraud solutions to financial institutions and other businesses. We establish trust in people’s identities, the devices they use, and the transactions they execute. We make digital banking accessible, secure, easy, and valuable. Our solutions secure access to online accounts, data, assets, and applications for global enterprises; provide tools for application developers to easily integrate security functions into their web-based and mobile applications; and facilitate end-to-end financial agreement automation. Our solutions enhance the ability of companies to onboard new customers and prevent hacking attacks against online and mobile transactions while providing an exceptional experience for remote customers.

We offer cloud based and on-premises solutions using both open standards and proprietary technologies. Some of our proprietary technologies are patented. Our products and services are used for a wide range of use cases including e-signing Business-to-Business (“B2B”), Business-to-Employee (“B2E”) and Business-to-Consumer (“B2C”) agreements, delivering passwordless authentication experiences, mitigating fraud, authorizing financial transactions, and achieving regulatory compliance.

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

Our primary growth objectives include:

●	Making digital banking more accessible, secure, easy and valuable;
●	Expanding our portfolio of solutions that enable institutions to mitigate fraud, reduce operational costs, comply with regulations, easily on-board customers, adaptively authenticate transactions and reduce time to deploy;
●	Automating and securing digital customer journeys to remotely verify identities, mitigate application fraud, and secure account openings and transactions;
●	Increasing sales to existing customers and acquiring new customers;
●	Driving increased demand for our products in new applications, new markets, and new territories;
●	Expanding our channel partner ecosystem; and
●	Strategically acquiring companies that expand our technology portfolio or customer base and increase our recurring revenue.

Impact of COVID-19 pandemic

We continue to actively address the effects of the COVID-19 pandemic and its impact globally. Due to economic uncertainty connected to the COVID-19 pandemic, we have experienced lengthened sales cycles and reduced demand for some of our security solutions.

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

Our Products and Services Portfolio

Digital Agreements

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

Customers can configure OneSpan Sign to reinforce their brand for a seamless signing experience. Each step of the digital agreement workflow can be customized, from authentication to e-signing and secure storage. OneSpan Sign also provides comprehensive and secure electronic evidence for strong legal protection by capturing all actions that took place during the agreement process. This reduces the time and cost of gathering evidence and demonstrating legal and regulatory compliance. Electronic signature capabilities can be a critical component of the account opening and onboarding processes, providing a secure and user-friendly way to execute legally binding agreements.

The OneSpan Sign Virtual Room option adds videoconferencing and collaboration capabilities to OneSpan Sign to support human-mediated agreement processes. This helps businesses deliver secure, interactive experiences for complex agreements that require human assistance.

Digital Identity & Authentication

OneSpan Cloud Authentication is a quick-to-deploy, cloud-based multifactor authentication solution that supports a full range of authentication options including biometrics, push notification, visual cryptograms for transaction data signing, SMS and hardware authenticators. It eliminates cost associated with managing legacy on-premises authentication technology and provides a seamless upgrade path to more comprehensive capabilities such as Intelligent Adaptive Authentication, which applies a precise level of security for each unique customer interaction using advanced real-time risk analysis and scoring.

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

Mobile Authenticator Studio is a user-friendly and secure mobile authenticator that operates as a discrete mobile application. It includes many of the features of the Mobile Security Suite and can easily be tailored to meet the needs of numerous authentication processes. It can be customized and deployed rapidly without extensive technical support ensuring strong security with compelling value.

Mobile App Shielding protects a mobile banking app from the inside out. It allows the app to securely operate even in potentially hostile environments, such as jailbroken or rooted devices – and only deny service when necessary.

OneSpan Identity Verification gives banks and other financial institutions access to a wide range of identity verification services – all through a single API integration. This includes identity document (e.g., driver’s license, passport, etc.) capture and real-time authenticity verification, as well as facial comparison (“selfie”) and liveness detection to establish that the individual presenting the identity document is the same person whose picture appears on the authenticated identity document.

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

We also offer a wide variety of hardware authenticators, each of which has its own distinct characteristics to meet the needs of our customers. All models of the Digipass family of authenticators are designed to work together so customers can switch devices without changes to their existing infrastructure. Our models range from one-button devices and smart card readers to devices that include more advanced technologies, such as public key infrastructure (“PKI”) and visual cryptography.

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

Research and Development

Our research and development efforts historically have been, and will continue to be, concentrated on solution enhancement, new technology development, and related new software introductions. We employ a team of full-time engineers and, from time to time, also engage independent engineering firms to conduct non-strategic product development efforts on our behalf. For fiscal years ended December 31, 2021, 2020, and 2019, we incurred expenses of $47.4 million, $41.2 million, and $42.5 million, respectively, for research and development.

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

Large orders that would significantly deplete our inventory are typically required to be placed with more than twelve weeks of lead-time, allowing us to make appropriate arrangements with our suppliers. We purchase microprocessors and arrange for shipment to third parties for assembly and testing in accordance with our design specifications. The majority of our Digipass products are manufactured by four independent factories in Southern China and one in Romania. Purchases are made on a volume purchase order basis. We supply product test equipment at the point of assembly. We maintain local teams in China and Romania to conduct quality control and quality assurance procedures. Periodic visits are conducted by our personnel for quality management, assembly process review, and supplier relations.

The COVID-19 pandemic resulted in a temporary closure of some component suppliers and third party manufacturers, and a reduction in global marine and to some degree air transportation capacity. Adjustments to our supply chain, manufacturing and transportation workflow processes have enabled us to meet customer delivery requirements.

Competition

The market for digital solutions for identity, security, and business productivity solutions is very competitive and, like most technology-driven markets, is subject to rapid change and constantly evolving solutions and services. Our anti-fraud products are designed to allow authorized users access to a computing environment or application, in some cases using patented technology, as a replacement for or supplement to a static password. Although certain of our security technologies are patented, there are other organizations that offer anti-fraud solutions that compete with us for market share. Our main competitors in our anti-fraud markets are Gemalto, a subsidiary of Thales Group, and RSA Security. There are many other companies, such as Transmit Security, Yubico, Symantec, Forgerock and Early Warning that offer competing services. In addition to these companies, we face competition from many small authentication solution providers, many of whom offer new technologies and niche solutions such as biometric or behavioral analysis. We believe that competition in this market is likely to intensify as a result of increasing demand for security products. Our primary competitors for electronic signature solutions include DocuSign and Adobe Systems. Both companies are significantly larger than us. In addition to these companies, there are dozens of smaller and regional providers of electronic signing solutions.

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

Part of our expanded selling effort includes finding additional applications for our products. In addition, our marketing plan calls for the identification of new business opportunities that may require enhanced security or areas where we do not currently market our products.

Customers and Markets

We generally focus our sales and marketing efforts in three primary areas. The first is financial institutions where the majority of our revenue is derived. This segment includes traditional banks, credit unions, and online-only banks. We also sell to the enterprise market segment and the government, healthcare and insurance market segments in select regions around the globe. We believe there are substantial opportunities for future growth in the market segments we serve as we expand our product portfolio of digital agreement and digital identity and authentication solutions.

Our top 10 customers contributed 22%, 21%, and 29%, in 2021, 2020, and 2019, respectively, of total worldwide revenue.

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

Financial Information Relating to Foreign and Domestic Operations

For financial information regarding OneSpan, see our Consolidated Financial Statements and the related Notes, which are included in this Annual Report on Form 10-K. We have a single operating segment for all our products and operations. See Note 17 in the Notes to Consolidated Financial Statements for a breakdown of revenue, gross profit and long-lived assets between the U.S. and other regions.

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

The European General Data Production Regulation (GDPR) took effect in May 2019 and applies to certain of our products and services used by customers in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different from those previously in place in the European Union, and includes significant penalties for non-compliance. Other jurisdictions, such as Canada and Australia have enacted data privacy or data protection laws. As these laws continue to emerge in the countries where we or our customers operate, we need to analyze each of them to determine the applicability to our corporate operations and the applicability to our solutions and customers.

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

OneSpan strives to offer competitive base and variable pay programs. We use market benchmarks to ensure external competitiveness while maintaining internal value or equity within the organization. Our short-term and long-term incentive plans are designed to provide a variable pay opportunity to reward the attainment of key financial and operational goals and shareholder value creation. The mix among base compensation, short-term incentives and long-term incentives is designed to align with the competitive market.

OneSpan is committed to fostering, cultivating, and preserving a culture of diversity, equality and inclusion. Our vision is to embrace an inclusive and engaged culture that drives a sense of belonging and respects and celebrates our differences. In addition, we have an evolving program and sets of policies and procedures regarding corporate social responsibility, privacy, compliance and security. We believe these issues are important not only to our customers and investors, but also to our employees. Certain highlights on these matters are presented publicly on our website onespan.com under the About Us section.

As of December 31, 2021, we had 879 total employees, including 463 located in the Americas, 381 located in EMEA (Europe, the Middle East and Africa), and 35 located in Asia Pacific. Of the total employees, 367 were involved in sales, marketing, operations, and customer support, 373 in research and development and 139 in general and administration.

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

Risks Related to our Business

●	While we believe the coronavirus may have a negative impact on our financial results, the impact is difficult to assess at this time.
●	A significant portion of our sales are to a limited number of customers. The loss of substantial sales to any one of them could have an adverse effect on revenues and profits.
●	We have been undertaking a multi-year business transformation since 2017 and in 2021 we replaced multiple senior executives, including our CEO. It is anticipated that our current CEO will lead a further transformation beginning in 2022. If such transformation is not successful or completed on time, there could be an adverse impact on our business.
●	The return of a worldwide recession and/or regional economic downturns may further impact our business.
●	Disruptions in markets or the European Union may affect our liquidity and capital resources.
●	We could incur substantial accounting related costs if we are unable to maintain an effective system of internal control over financial reporting.
●	We have a long operating history, but only modest accumulated profit.
●	We derive revenue from a limited number of products.
●	The sales cycle for our products and technology is often long, and we may incur substantial expenses for sales that do not occur when anticipated.
●	We have a great dependence on a limited number of suppliers and the loss of their manufacturing capability, components or technology could materially impact our operations.
●	We order some hardware components, such as processors, in advance of expected use and often produce finished goods prior to the receipt of executed customer orders. If orders are not received, we could suffer losses related to inventory that cannot be sold at full value.
●	Our success depends on establishing and maintaining strategic relationships with other companies to distribute our technology and products and, in some cases, for us to incorporate their technology into our products and our products and services.
●	We may not be able to maintain effective product distribution channels, which could result in decreased revenue.
●	We depend on our key personnel for the success of our business and the loss of one or more of our key personnel could have an adverse effect on our ability to manage our business or could be negatively perceived in the capital markets.
●	If we fail to attract and retain qualified personnel, especially in competitive markets and functions, our business may be harmed.
●	Changes in our effective tax rate may have an adverse effect on our results of operations.
●	Our worldwide income tax provisions and other tax accruals may be insufficient if any taxing authorities assume taxing positions that are contrary to our positions.

●	Changes in global tax laws or in their interpretation or enforcement, could have a material adverse effect on our effective tax rate, results of operations, cash flows and financial condition.
●	Acquisitions, divestitures and other strategic transactions present many risks, and failure to realize the financial and strategic goals we anticipate could have a material adverse effect on our business, results of operations, cash flows and financial condition.
●	Reported revenue may fluctuate widely due to the interpretation or application of accounting rules.
●	Provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
●	The evolution of our business requires more complex development and go-to-market strategies, which involve significant risk.

Risks Related to the Market

●	We face significant competition and if we lose or fail to gain market share our financial results will suffer.
●	A decrease of average selling prices for our products and services could adversely affect our business.
●	We may need additional capital in the future and our failure to obtain capital would interfere with our growth strategy.
●	We experience variations in quarterly operating results and sales are subject to seasonality, both of which may result in a volatile stock price.
●	Our stock price may be volatile for reasons other than variations in our quarterly operating results, such as due to the limited number of shares that publicly trade.
●	Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.
●	A small group of persons control a substantial amount of our common stock and could delay or prevent a change of control.
●	Certain provisions of our charter and of Delaware law make a takeover of our Company more difficult.
●	Future issuances of blank check preferred stock may reduce voting power of common stock and may have anti-takeover effects that could prevent a change in control.
●	Our business could be adversely affected as a result of actions of activist stockholders.

Risks Related to Technology and Intellectual Property

●	Technological changes occur rapidly in our industry and our development of new products or features is critical to maintain our revenue. New or disruptive technology from competitors or future competitors could decrease the amount of business from our current customers which represent a large majority of our revenue.
●	Our business could be negatively impacted by cyber security incidents and other disruptions.
●	We rely upon Amazon Web Services to operate portions of our platform and any disruption of or interference with our use of Amazon Web Services or other vendors’ material would adversely affect our business, results of operations and financial condition. Similarly, our key suppliers also have business continuity risks associated with their vendors which could in turn have a material effect upon us.
●	Some of our products contain third-party, open-source software and failure to comply with the terms of the underlying open-source software licenses could restrict our ability to sell our products or otherwise result in claims against us.
●	We must continue to attract and retain highly skilled technical personnel for our research and development efforts.
●	We cannot be certain that our research and development activities will be successful.
●	Failure to effectively manage our product and service lifecycles could harm our business.
●	SaaS offerings, which involve various risks, constitute an important part of our business.
●	We depend significantly upon our proprietary technology and intellectual property and the loss of or successful challenge to our proprietary rights could require us to divert management attention and could reduce revenue and increase our operating costs.
●	Our patents may not provide us with competitive advantages.
●	We are subject to warranty and product liability risks.

●	There is significant government regulation of technology imports and exports and to the extent we cannot meet the requirements of the regulations we may be prohibited from exporting some of our products, which could negatively impact our revenue.
●	We employ cryptographic technology in our authentication products that uses complex mathematical formulations.

Risks Related to International Operations

●	We face a number of risks associated with our international operations, any or all of which could result in a disruption in our business and a decrease in our revenue.
●	We are subject to foreign currency exchange rate fluctuations and risks, and improper management of that risk could adversely affect our business, results of operations, and financial conditions.
●	Changes in the European or Asian regulatory environment regarding privacy and data protection regulations could have a material adverse impact on our results of operations.
●	We must comply with governmental regulations setting environmental standards. In addition, governments or customers may demand increased disclosure related to environment, social and other issues.
●	The vote by the United Kingdom (UK) to leave the European Union (EU) or the actions by China in Hong Kong could adversely affect our financial results.
●	We or our suppliers may be impacted by new regulations related to climate change.
●	The effects of regulations relating to conflict minerals may adversely affect our business.
●	U.S. investors may have difficulties in making claims for any breach of their rights as holders of shares because some of our assets and key employees are not located in the United States.
●	Our business in countries with a history of corruption and transactions with foreign governments increase the risks associated with our international activities.
●	Delays in global transportation and disruptions in supply chains increase the likelihood that we will be unable to fulfill customer orders on time or within budget.

Risks Related to Our Business

While we believe the coronavirus may have a negative impact on our financial results, the impact is difficult to assess at this time.

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

As a result of the COVID-19 pandemic, we temporarily closed our offices in March 2020 (including our corporate headquarters) in many countries except where we have been able to accommodate limited essential employees such as for the shipping of our hardware authentication tokens under revised procedures. Subsequently, certain geographies have experienced progress and regression in addressing the pandemic, including the distribution of vaccines, and therefore progress has been uneven and difficult to predict. We re-opened a limited number of our offices during 2020 and continued to date with limited capacity under revised procedures. We are unable to predict further re-openings or whether the initial re-openings will be successful or remain in place. We implemented certain travel restrictions, remote work arrangements and other measures and while our experience with this new situation has been mostly satisfactory to date, it has disrupted how we normally operate our business and may in the longer term impact our productivity, innovation and effectiveness such that our results are adversely affected. We have shifted customer events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Because we operate in multiple international locations, we expect there to be variability and additional complications from differing conditions and inconsistent guidance from numerous public health agencies.

In our hardware business, we are exposed to specific risks related to manufacturing, supply chain, shipping and distribution- all of which have been impacted by the COVID-19 pandemic. As a result of COVID-19, we have experienced, and may continue to experience, delays and increased costs related to fulfilling our hardware orders. Such issues have been managed however continuing disruptions in global transportation means we may be unable to satisfy certain customer orders for our products in the future if orders substantially increase and/or further supply chain problems emerge. In order to meet our customers’ needs, we have and may continue to incur increased costs which reduce our margins. In addition, the global economic uncertainty associated with the COVID-19 pandemic has affected many of our customers differently and we believe those effects may include changes to ordering of hardware authentication tokens, mobile authentication software and delays in implementing certain security software projects. We are not able to predict at this time whether the COVID-19 pandemic will continue to affect ordering patterns, and to what extent such orders may return or in what specific quantities. This risk is in addition to the other risks associated with our business as stated elsewhere in “Risk Factors.”

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

We derive a substantial portion of our revenue from a limited number of customers, many of which are financial institutions. The loss of substantial sales to any one of them could adversely affect our operations and results. In fiscal 2021, 2020, and 2019, our top 10 largest customers contributed 22%, 21%, and 29%, respectively, of total worldwide revenue.

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

If global economic and financial market conditions remain uncertain and/or weak for an extended period of time, any of the following factors, among others, could have a material adverse effect on our financial condition and results of operations:

●	slower consumer or business spending may result in reduced demand for our products and services, reduced orders from customers for our products, order cancellations, lower revenues, increased inventories, and lower gross margins;
●	continued volatility in the global markets and fluctuations in exchange rates for foreign currencies and contracts or purchase orders in foreign currencies could negatively impact our reported financial results and condition;
●	continued volatility in the prices for commodities and raw materials we use in our products could have a material adverse effect on our costs, gross margins, and ultimately our profitability;
●	restructurings, reorganizations, consolidations and other corporate events could affect our customers’ budgets and buying cycles, particularly in the banking and financial services industry;
●	if our customers experience declining revenues, or experience difficulty obtaining financing in the capital and credit markets to purchase our products and services, this could result in reduced orders, order cancellations, inability of customers to timely meet their payment obligations to us, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense;
●	in the event of a contraction of our sales, dated inventory may result in a need for increased obsolescence reserves;
●	a severe financial difficulty experienced by our customers may cause them to become insolvent or cease business operations, which could reduce sales, cash collections and revenue streams.
●	any difficulty or inability on the part of manufacturers of our products or other participants in our supply chain in obtaining sufficient financing to purchase raw materials or to finance general working capital needs may result in delays or non-delivery of shipments of our products.

We are unable to predict potential future economic conditions, disruptions in the sovereign debt markets or other financial markets, regional recessions, or the effect of any such disruption or disruptions on our business and results of operations, but the consequences may be materially adverse. We believe that our business in the banking and financial services market in Europe would be impacted most directly by any such disruption and that the consequences may be materially adverse, as approximately 49% of our consolidated revenues originated in the EMEA region in 2021.

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

In response to the material weakness in our internal control over financial reporting disclosed as of December 31, 2019, we expended significant resources to improve our internal control over financial reporting and the effectiveness of our disclosure controls and procedures. We expended significant resources, including accounting related costs and significant management oversight as we corrected the deficiencies. Management has determined that full remediation of the prior deficiencies in internal control over financial reporting that led to this material weakness occurred, disclosed in Item 9A of the annual report on Form 10-K for the year ended December 31, 2020. Investments will continue to be made to improve the control environment.

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

Although we have reported net income (loss) of $(30.6) million, $(5.5) million, and $7.9 million for the years ended December 31, 2021, 2020, and 2019, respectively, our retained earnings were $143.2 million at December 31, 2021. Over our approximately 30 year operating history, we have operated at a loss for many of those years. Depending on the economic environment’s changing conditions, business volatility, applicable rules and regulations, and our investment strategies, it may be difficult for us to sustain profitability on a GAAP basis. We may choose to invest for long term value which could decrease or eliminate short-term profit. We have now operated at a net loss for two years in a row and we cannot predict with certainty whether this will change in the future.

We derive revenue from a limited number of products.

A significant portion of our revenue is derived from the sales of our legacy authentication hardware, software, and related services. We anticipate a substantial portion of future revenue, will be derived from the same. If the sale of these products and services is impeded for any reason and we have not diversified our offerings into more products or markets, our business and results of operations would be negatively impacted. Further, we expect the growth of our hardware product sales to be minimal or negative over the long term in our traditional markets. If the rate of decline is more than expected and the aforementioned diversification is not enough to offset the decline, our results could be uneven and overall could be negative.

The sales cycle for our products and technology is often long, and we may incur substantial expenses for sales that do not occur when anticipated.

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

A typical sales cycle in the financial services market is often six months or more. Larger banking transactions may take up to 18 months or more. Purchasing decisions for our products and services may be subject to delays due to many factors that are not within our control, such as:

●	Changes to the regulatory framework;
●	Time required for a prospective customer to recognize the need for our products;
●	Significant expense of many security products and systems;
●	Customer budgeting process; and
●	Customer evaluation, testing and approval process.

As our operating expenses are based on anticipated revenue levels, a small fluctuation in the timing of sales can cause our operating results to vary significantly between periods.

We have a great dependence on a limited number of suppliers and the loss of their manufacturing capability, components and technology could materially impact our operations.

In the event that the supply of components or finished products is interrupted or relations with any of our principal vendors is terminated, there could be increased costs and considerable delay in finding suitable replacement sources to manufacture our hardware products. Our hardware Digipass authentication devices are assembled at facilities located in mainland China and Romania. The importation of these products from China and Romania exposes us to the possibility of product supply disruption and increased costs in the event of changes in the policies of the Chinese government, political unrest or unstable economic conditions in China or developments in the United States or European Union that are adverse to trade, including enactment of protectionist legislation. In 2020, a portion of our hardware products became subject to tariffs. If such tariffs increase in amount or scope, our financial results could be negatively affected. In part to address these risks of manufacturing in mainland China, in 2020 we launched an initiative to establish limited manufacturing in the European Union. At this time, we do not know whether this project will be successful or how much this project could mitigate the risks related to Chinese manufacturing. Regardless of the location of manufacturing, we continue to be exposed to supply chain risks and uncertainties related to disruptions caused by the COVID-19 pandemic. In addition, portions of our software solutions are materially dependent on third parties who supply the underlying technology. Should we lose the ability to utilize such technology, or do so at a commercially reasonable price, our results of operations could be adversely affected.

We order some hardware components, such as processors, in advance of expected use and often produce finished goods prior to the receipt of executed customer orders. If orders are not received, we could suffer losses related to inventory that cannot be sold at full value.

In an attempt to minimize the risk of not having an adequate supply of component parts to meet demand and to take advantage of volume purchasing benefits, especially in situations where we have been notified that key processors will no longer be manufactured or supply chain difficulties emerge, we sometimes purchase multiple years’ supply of parts based on internal forecasts of demand. In addition, to meet customers’ demands for accelerated delivery of product, we sometimes produce finished product for existing customers before we receive the executed order from the customer. Should our forecasts of future demand be inaccurate or if we produce product that is never ordered, we could incur substantial losses related to the realization of our inventory.

Our success depends on establishing and maintaining strategic relationships with other companies to distribute our technology and products and, in some cases, for us to incorporate their technology into our products and services.

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

Our success and our ability to manage our business depend, in large part, upon the efforts and continued service of our senior management team. The loss of one or more of our key personnel could have a material adverse effect on our business and operations. It could be difficult for us to find replacements for our key personnel, as competition for such personnel is often intense. For example, in 2021, our Chief Executive Officer and Chief Financial Officer left the Company. Further, such a loss could be negatively perceived in the capital markets, which could reduce the market value of our securities.

If we fail to continue to attract and retain qualified personnel, our business may be harmed.

Our future success depends upon our ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is often intense and there can be no assurance that we can attract other highly qualified personnel in the future or may be able to do so only at significantly increased compensation. If we cannot retain or are unable to hire such key personnel, our business, financial condition and results of operations could be significantly adversely affected.

Changes in our effective tax rate may have an adverse effect on our results of operations.

Our future effective tax rates may be adversely affected by a number of factors including changes in the volume and mix of earnings and losses in jurisdictions with different statutory rates, changes in the valuation of our deferred tax assets and liabilities, and in deferred tax valuation allowances, increases in expenses not deductible for tax purposes, including the impairment of goodwill in connection with acquisitions, changes in share-based compensation expense, changes in available tax credits, the resolution of tax audits, adjustments to income taxes upon finalization of returns, and changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles. Any significant increase in our future effective tax rates could adversely impact net income for future periods.

Our worldwide income tax provisions and other tax accruals may be insufficient if any taxing authorities assume taxing positions that are contrary to our positions.

Significant judgment is required in determining our provision for income taxes and other taxes such as sales and VAT taxes. There are many transactions for which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of intercompany agreements to purchase intellectual properties, allocate revenue and costs, determination of permanent establishment and other factors, each of which could ultimately result in changes once the arrangements are reviewed by taxing authorities. Although we believe that our approach to determining the amount of such arrangements is reasonable, we cannot be certain that the final tax authority review of these matters will not differ materially from what is reflected in our historical income tax provisions and other tax accruals. Such differences could have a material effect on our income tax provisions or benefits, or other tax accruals, in the period in which such determination is made, and consequently, on our results of operations for such period.

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

Our increasing focus on developing and marketing a platform of solutions for identity management, authentication, risk analysis, fraud detection, digital business processes and related areas requires different development and go-to-market strategies than our historic hardware authentication business. We are developing, buying and licensing technology weighted toward software solutions and investment in research, development, product management, sales training and senior management. This transformation strategy has been in process for multiple years and currently continues and brings with it significant risks related to our choice of solutions and our ability to execute the strategy successfully. This strategy requires a greater focus on marketing and selling product suites and software solutions rather than selling hardware products for authentication and transaction signing. Consequently, we are developing, and must continue to develop, new strategies for marketing and selling our offerings. In addition, marketing and selling new solutions to enterprises requires significant investment of time and resources in order to train our employees and educate our customers on the benefits of our product offerings. These investments can be costly and the additional effort required to educate both customers and our own sales force can distract from efforts to sell existing products and services, or may not produce the desired results.

Risks Related to the Market

We face significant competition and if we lose or fail to gain market share our financial results will suffer.

The market for security and electronic signature products and services is highly competitive. Our competitors include organizations that provide products based upon approaches similar to and different from those that we employ. Many of our competitors have significantly greater financial, marketing, technical and other competitive resources than we do. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products.

A decrease of average selling prices for our products and services could adversely affect our business.

The average selling prices for our products and services may decline as a result of competitive pricing pressures or a change in our mix of products, software and services. In addition, competition continues to increase in the market segments in which we participate and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Furthermore, we anticipate that the average selling prices and gross profits for our products will decrease over product life cycles. To maintain or realize our revenue and gross margins, we must continue to develop, or purchase and introduce new products and services that incorporate new technologies or increased functionality. If we experience such pricing pressures or fail to deliver new products and services relevant to our markets, our revenue and gross margins could decline, which could harm our business, financial condition and results of operations.

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

In the future, as in the past, our quarterly operating results may vary significantly, resulting in a volatile stock price. Factors affecting our operating results include:

●	The level of competition;
●	The size, timing, cancellation or rescheduling of significant orders;
●	New product announcements or introductions by competitors;
●	Technological changes in the market for our products including the adoption of new technologies and standards;
●	Changes in pricing by competitors;
●	Our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;
●	Component costs and availability;
●	Achievement of significant market share in particular markets followed by declines as buying cycles may be multiple years apart;
●	The variability of revenue realized from individual customers as their buying patterns can vary significantly from period to period and is affected by the individual solutions purchased and the structure of the contract;
●	Our success in expanding our sales and marketing programs;
●	Market acceptance of new products and product enhancements;
●	Changes in foreign currency exchange rates; and
●	General economic conditions in the countries in which we operate.

We also experience seasonality or variation across the year in our markets. These trends can include the summer months, particularly in Europe, or the second half of the fiscal year is generally higher than the first half in terms of sales.

Our stock price may be volatile for reasons other than variations in our quarterly operating results, such as due to the limited number of our shares that trade in the public markets.

The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, including the following:

●	Actual or anticipated fluctuations in our quarterly or annual operating results;
●	Differences between actual operating results and results estimated by analysts that follow our stock and provide estimates of our results to the market;
●	Differences between guidance relative to financial results, if given, and actual results;
●	Changes in market valuations of other technology companies, and cybersecurity companies in particular;
●	Investor acceptance of our strategies and the perception of our success in executing those strategies;
●	Announcements by us or our competitors of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	Additions or departures of key personnel;
●	Future sales of common stock, including from current and former directors and officers;
●	The inclusion or exclusion of our stock in ETF’s, indices and other benchmarks, and changes made to methodologies connected therewith;
●	Trading volume fluctuations; and
●	Reactions by investors to uncertainties in the world economy and financial markets.

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

A small group of persons control a substantial amount of our common stock and could promote, delay or prevent a change of control.

Mr. T. Kendall Hunt, our founder and former Chairman of the Board, beneficially owns approximately 10.2% of the outstanding shares of our common stock. In addition, Blackrock, Inc. holds approximately 12.8% of ownership, Legion Partners Asset Management holds approximately 6.9% of ownership, The Vanguard Group holds approximately 5.6% of ownership, and Legal & General Investment Management LTD holds approximately 5.1% of ownership.

The concentration of ownership may have the effect of a small number of investors promoting, discouraging, delaying or preventing a change in control and may also have an adverse effect on the market price of our common stock.

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

Further, actual or perceived actions of activist stockholders may cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the Company’s underlying fundamentals and prospects. In 2021, Legion Partners Asset Management launched a proxy contest that settled prior to our annual stockholder meeting in June 2021. Pursuant to that settlement (which was disclosed at that time) we made certain changes to our Board of Directors. Such proxy contest and related matters required significant time and attention from our directors and officers, and we incurred significant incremental expenses. We cannot predict whether additional proxy contests or related matters will occur in the future and the time and cost associated with such matters.

Risks Related to Technology and Intellectual Property

Technological changes occur rapidly in our industry and our development of new products and features is critical to maintain our revenue. New or disruptive technology from competitors or future competitors could decrease the amount of business from our current customers which represent a large majority of our revenue.

The introduction by our competitors of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. Our future revenue growth and operating profit will depend in part upon our ability to enhance our current products and develop innovative new solutions to distinguish us from the competition and to meet customers’ changing needs. Product developments and technology innovations by others may adversely affect our competitive position and we may not successfully anticipate or adapt to changing technology, industry standards or customer requirements on a timely basis. In addition, a substantial number of our competitors are much larger organizations with many more financial and human resources.

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

A cyber incident in any of these areas of our business could disrupt our ability to take orders or deliver products or services to our customers, cause us to suffer significant monetary and other losses and significant reputational harm, or substantially impair our ability to grow the business. We expect that there will continue to be unauthorized attempts intended to capture business information or exploit computing power to impede the performance of our products, to access our customers’ information, or harm our reputation as a company. The processes used by hackers to access or sabotage technology products, services and networks are evolving in sophistication and increasing in frequency. We could experience a security incident due to various causes including intentional or unintentional conduct of our employees, vendors, technology partners and others that have access to or store our information.

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

As part of the natural lifecycle of our products and services, we periodically inform customers that products or services will be reaching their end of life or end of availability and will no longer be supported or receive updates and security patches. Failure to effectively manage our product and service lifecycles could lead to customer dissatisfaction and contractual liabilities, which could adversely affect our business and operating results. In addition, the failure to realize new revenue to replace and/or expand the revenue realized from discontinued products or services could adversely affect our business and operating results.

SaaS offerings, which involve various risks, constitute an important part of our business.

As we continue to grow SaaS products, we will need to continue to evolve our processes to meet a number of regulatory, intellectual property, contractual and service compliance challenges. These challenges include compliance with licenses for open source and third party software embedded in our SaaS offerings, maintaining compliance with export control and privacy regulations, including HIPAA and GDPR, protecting our services from external threats, maintaining continuous service levels and data security expected by our customers, preventing inappropriate use of our services, incurring significant up-front costs where desired higher margins are dependent on achieving significant sales volume and adapting our go-to-market efforts. In addition to using our internal resources, we also utilize third party resources to deliver SaaS offerings, such as third party data hosting vendors. The failure of a third party provider to prevent service disruptions, data losses or security breaches may require us to issue credits or refunds or indemnify or otherwise be liable to customers or third parties for damages that may occur. Additionally, if these third-party providers fail to deliver on their obligations, our reputation could be damaged, our customers could lose confidence in us and our ability to maintain and expand our SaaS offerings. Finally, our SaaS offerings need to be designed to operate at significant transaction volumes. When combined with third party software and hosting infrastructure, our SaaS offerings may not perform as designed which could lead to service disruptions and associated damages.

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

Our international sales and operations are subject to risks such as the imposition of government controls, new or changed export license requirements, restrictions on the export of critical technology, trade restrictions and changes in tariffs. If we are unable to obtain regulatory approvals on a timely basis our business may be impacted. Certain of our products are subject to export controls under U.S. law. The list of products and countries for which export approval is required, and the regulatory policies with respect thereto, may be revised from time to time and our inability to obtain required approvals under these regulations could materially and adversely affect our ability to make international sales. Violations of export control and international trade laws could result in penalties, fines, adverse reputational consequences, and other materially adverse consequences. In the past, we voluntarily disclosed a trade control matter to the U.S. government. Although this matter was closed during 2019 with no fines, penalties, or finding of wrongdoing, we cannot guarantee that such issues will not arise in the future. In addition, we cannot predict the future government regulation of aspects of our business and such regulation could be detrimental to our results.

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

A portion of our products are based on cryptographic technology. With cryptographic technology, a user is given a key that is required to encrypt and decode messages. The security afforded by this technology depends on the integrity of a user’s key and in part on the application of algorithms, which are advanced mathematical factoring equations. These codes may eventually be broken or become subject to government regulation regarding their use, which would render our technology and products less effective. The occurrence of any one of the following could result in a decline in demand for our technology and products:

●	Any significant advance in techniques for attacking cryptographic systems, including the development of an easy factoring method or faster, more powerful computers, such as quantum computing;
●	Publicity of the successful decoding of cryptographic messages or the misappropriation of keys; and
●	Increased government regulation limiting the use, scope or strength of cryptography.

Risks Related to International Operations

We face a number of risks associated with our international operations, any or all of which could result in a disruption in our business and a decrease in our revenue.

In 2021, approximately 86% of our revenue and approximately 68% of our operating expenses were generated/incurred outside of the U.S. In 2020, approximately 88% of our revenue and approximately 73% of our operating expenses were generated/incurred outside of the U.S. In 2019, approximately 89% of our revenue and approximately 72% of our operating expenses were generated/incurred outside of the U.S. A severe economic decline in any of our major foreign markets could adversely affect our results of operations and financial condition.

In addition to exposures to changes in the economic conditions of our major foreign markets, we are subject to a number of risks any or all of which could result in a disruption in our business and a decrease in our revenue. These include:

●	Inconsistent regulations and unexpected changes in regulatory requirements;
●	Export controls relating to our technology;
●	Difficulties and costs of staffing and managing international operations, including maintaining internal controls and closing or restructuring such operations;
●	Potentially adverse tax consequences;
●	Wage and price controls or protection;
●	Uncertain protection for intellectual property rights, contractual rights and collecting accounts receivable;
●	Imposition of trade barriers;
●	Differing technology standards;
●	Uncertain demand for our solutions in individual countries, even if there were past sales;
●	Linguistic and cultural differences;
●	A widely distributed workforce;
●	Difficulty in providing support and training to customers in certain international locations;
●	Economic and political instability, including military or terrorist actions and uncertainties in market conditions caused by the COVID-19 pandemic; and
●	Social unrest, health crises, and cultural barriers or changes.

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

In Europe, we are subject to the 1995 European Union (“EU”) Directive on Data Protection (“1995 Data Protection Directive”), which requires EU member states to impose minimum restrictions on the collection and use of personal data that, in some respects, are more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States. We may also face audits or investigations by one or more foreign government agencies relating to our compliance with these regulations that could result in the imposition of penalties or fines. The EU member state regulations establish several obligations that organizations must follow with respect to use of personal data, including a prohibition on the transfer of personal information from the EU to other countries whose laws do not protect personal data to an adequate level of privacy or security. In addition, certain member states have adopted more stringent data protection standards. The Company addressed these requirements by certification to the U.S.-EU Safe Harbor Frameworks prior to such Frameworks being invalidated in October 2015 by the European Court of Justice. The Company continues to adapt its compliance through the use of standard contractual clauses and other methods however it is difficult to be certain that compliance has been achieved. The General Data Protection Regulation (“GDPR”) replaced the 1995 Data Protection Directive effective May 25, 2019, creating significant impacts on how businesses can collect and process the personal data of EU individuals. We have expended significant resources to comply, but those methods may be subject to scrutiny by data protection authorities in EU member states. The costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to us may limit our use of personal data and solutions and could have a material adverse impact on our results of operations.

We must comply with governmental regulations setting environmental standards. In addition, governments or customers may demand increased disclosure related to environment, social and other issues.

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

These directives affect the worldwide electronics and electronics components industries as a whole. If we or our customers fail to comply with such laws and regulations, we could incur liabilities and fines and our operations could be suspended. In addition to these laws and regulations, we may be subject to increased disclosure obligations related to environmental, social or other issues from governments or customers. If we do not make such disclosures, or do so in a way that is not perceived as positive, our business could be adversely affected.

The vote by the United Kingdom (UK) to leave the European Union (EU) or the actions by China in Hong Kong could adversely affect our financial results.

In June 2016, UK voters approved a referendum to withdraw the UK's membership from the EU, which is commonly referred to as "Brexit". We have operations in the UK and the EU, and as a result, we face risks associated with the potential uncertainty and disruptions that may follow Brexit, including with respect to volatility in exchange rates and interest rates and potential material changes to the regulatory regime applicable to our operations in the UK. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. Any of these effects of Brexit, and others we cannot anticipate or that may evolve over time, could adversely affect our business, financial condition, and operating results. We have customers and manufacturing partners connected to Hong Kong. The recent unrest in Hong Kong and the related actions by China could adversely affect our business.

We or our suppliers may be impacted by new regulations related to climate change.

In addition to the European environmental regulations noted above, we or our suppliers may become subject to new laws enacted with regards to climate change. In the event that new laws are enacted or current laws are modified in countries in which we or our suppliers operate, our flow of product may be impacted and/or the costs associated with our products may increase dramatically, either of which could result in a significant negative impact on our ability to operate or operate profitably. In addition, disclosures we may be required to make with respect to climate change may damage our reputation and have an adverse impact on our business.

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

We have sales personnel in our offices near Brussels, Belgium, Singapore, Tokyo, Japan, Dubai, Zurich, Switzerland, Chicago, Illinois, London, United Kingdom, Boston, Massachusetts, and in several field offices around the world.

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

We include various types of indemnification clauses in our agreements. These indemnifications may include, but are not limited to, infringement claims related to our intellectual property, direct damages and consequential damages. The type and amount of such indemnifications vary substantially based on our assessment of risk and reward associated with each agreement. We believe the estimated fair value of these indemnification clauses is minimal, and we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. We have no liabilities recorded for these clauses as of December 31, 2021.

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

From time to time, we have been involved in litigation and claims incidental to the conduct of our business, such as compensation claims from current or former employees, or commercial disputes with vendors. We expect that to continue. Excluding matters specifically disclosed above, we are not a party to any lawsuit or proceeding that, in management’s opinion, is likely to have a material adverse effect on its business, financial condition or results of operations.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001 per share, trades on the NASDAQ Capital Market under the symbol OSPN.

The following table sets forth the range of high and low daily closing prices of our common stock on the NASDAQ Capital Market for the past two years.

2021	High	Low
Fourth quarter	$21.30	$15.86
Third quarter	25.55	17.86
Second quarter	28.97	24.33
First quarter	26.77	21.43

2020	High	Low
Fourth quarter	$26.60	$18.20
Third quarter	32.96	18.84
Second quarter	27.93	14.89
First quarter	20.39	10.95

On February 18, 2022, there were 153 registered holders and approximately 9,860 street name holders of the Company’s common stock.

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

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

During the year ended December 31, 2020, the Board of Directors authorized a share repurchase program (“program”), pursuant to which the Company can repurchase up to $50.0 million of issued and outstanding common stock. Share purchases under the program will take place in open market transactions or in privately negotiated transactions and may be made from time to time depending on market conditions, share price, trading volume, and other factors. The timing of the repurchases and the amount of stock repurchased in each transaction is subject to OneSpan’s sole discretion and will depend upon market and business conditions, applicable legal and credit requirements and other corporate considerations. The authorization is effective until June 10, 2022 unless the total amount has been used or authorization has been cancelled.

During the year ended December 31, 2021, the Company repurchased 0.3 million shares of the Company’s stock for $7.5 million in the aggregate at an average cost of $21.82 per share under its repurchase program. An additional 0.3 million shares of its common stock were withheld to satisfy the mandatory tax withholding requirements upon vesting of restricted stock and restricted stock units. There were no shares of stock repurchased during the fourth quarter of 2021.

Stock Performance Graph

The Stock Performance Graph below compares the cumulative total return through December 31, 2021 assuming reinvestment of dividends, by an investor who invested $100.00 on December 31, 2015, in each of (i) our common stock, (ii) the Russell 2000 index, (iii) the Standard Industrial Code Index 3577 – Computer Peripheral Equipment, NEC and (iv) a comparable industry (the peer group) index selected by the Company. The peer group for this purpose consists of: American Software, Inc., Appian Corporation, BlackLine, Inc., CPI Card Group, Inc., Mandiant, Inc., ProofPoint, Inc., PROS Holdings, Inc., Q2 Holdings, Inc., QAD, Inc., Qualys, Inc., Rapid7, Inc., Seachange, Inc., SecureWorks Corp., Varonis Systems, Inc. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Item 6.

[Reserved]

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

The Company has excluded discussion of the comparison of the years ended December 31, 2020 and 2019 from this Form 10-K., which can be found in the annual report on Form 10-K for the period ended December 31, 2020, filed on February 25, 2021.

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

COVID-19 Pandemic Response and Impact

We continue to actively address the effects of the COVID-19 pandemic and its impact globally. Due to economic uncertainty connected to the COVID-19 pandemic, we have experienced lengthened sales cycles and reduced demand for some of our security solutions.

Financial Results and Outlook

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

Overview

OneSpan Inc. and its wholly owned subsidiaries design, develop and market digital solutions for identity, security, and business productivity that protect and facilitate electronic transactions via mobile and connected devices. We are a global leader in digital identity and anti-fraud solutions to financial institutions and other businesses. We establish trust in people’s identities, the devices they use, and the transactions they execute. We make digital banking accessible, secure, easy, and valuable. Our solutions secure access to online accounts, data, assets, and applications for global enterprises; provide tools for application developers to easily integrate security functions into their web-based and mobile applications; and facilitate end-to-end financial agreement automation. Our solutions enhance the ability of companies to onboard new customers and prevent hacking attacks against online and mobile transactions while providing an exceptional experience for remote customers.

We offer cloud based and on-premises solutions using both open standards and proprietary technologies. Some of our proprietary technologies are patented. Our products and services are used for a wide range of use cases including e-signing Business-to-Business (“B2B”), Business-to-Employee (“B2E”) and Business-to-Consumer (“B2C”) agreements, delivering passwordless authentication experiences, mitigating fraud, authorizing financial transactions, and achieving regulatory compliance.

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

Our primary growth objectives include:

●	Making digital banking more accessible, secure, easy and valuable;

●	Expanding our portfolio of solutions that enable institutions to mitigate fraud, reduce operational costs, comply with regulations, easily on-board customers, adaptively authenticate transactions and reduce time to deploy;
●	Automating and securing digital customer journeys to remotely verify identities, mitigate application fraud, and secure account openings and transactions;
●	Increasing sales to existing customers and acquiring new customers;
●	Driving increased demand for our products in new applications, new markets, and new territories;
●	Expanding our channel partner ecosystem; and
●	Strategically acquiring companies that expand our technology portfolio or customer base and increase our recurring revenue.

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

Industry Growth

Economic instability related to the COVID-19 pandemic impacted our results for the year ended December 31, 2021. As economic conditions recover, we believe the global markets for authentication, fraud mitigation, agreement automation, and electronic signature solutions will continue to grow driven by dynamic and growing threat environments, increased focus on the digital experience for mobile and online users, new government regulations, and continued growth in electronic commerce. The rate of growth in each country around the world may vary significantly based on local culture, competitive position, economic conditions, and the use of technology.

Economic Conditions

Our revenue may vary significantly with changes in the economic conditions in the countries in which we currently sell products. With our current concentration of revenue in Europe and specifically in the banking and finance vertical market, significant changes in the economic outlook for the European Banking market and its regulatory framework may have a significant effect on our revenue.

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

While we are not aware of any cyber incidents during the year ended December 31, 2021 that had a significant impact on our business, it is possible that we could experience an incident in future years, which could result in unanticipated costs.

Currency Fluctuations

In 2021, approximately 86% of our revenue and approximately 68% of our operating expenses were generated/incurred outside of the U.S. In 2020, approximately 88% of our revenue and approximately 73% of our operating expenses were generated/incurred outside of the U.S. In 2019, approximately 89% of our revenue and approximately 72% of our operating expenses were generated/incurred outside of the U.S. As a result, changes in currency exchange rates, especially the Euro exchange rate and the Canadian Dollar exchange rate, can have a significant impact on revenue and expenses.

While the majority of our revenue is generated outside of the U.S., a significant amount of our revenue earned during the year ended December 31, 2021 was denominated in U.S. Dollars. In 2021, approximately 51% of our revenue was denominated in U.S. Dollars, 44% was denominated in Euros and 5% was denominated in other currencies. In 2020, approximately 44% of our revenue was denominated in U.S. Dollars, 51% was denominated in Euros and 5% was denominated in other currencies. In 2019, approximately 47% of our revenue was denominated in U.S. Dollars, 49% was denominated in Euros, and 4% was denominated in other currencies.

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

The financial position and the results of operations of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland, Singapore and Canada, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates generated comprehensive loss of $3.0 million in 2021, comprehensive gain of $4.5 million in 2020 and comprehensive gain of $1.5 million in 2019. These amounts are included as a separate component of stockholders’ equity. The functional currency for our subsidiaries in Switzerland, Singapore and Canada is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other income (expense). Foreign exchange transaction gains aggregated less than $0.1 million and less than $0.1 million for the years ended December 31, 2021 and December 21, 2020, respectively. We reported foreign exchange transaction losses of $1.5 million during the year ended December 31, 2019.

Restructuring Plan

During the fourth quarter of 2021, the Board approved a restructuring plan (“Plan”) designed to advance the Company’s operating model, streamline its business, and enhance its capital resources. The Plan began the first of two phases constituting a multi-year strategic plan on December 16, 2021. The Company did not take any actions or record any charges in connection with the Plan during the year ended December 31, 2021.

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

Historically, operating expenses have been impacted by changes in foreign exchange rates. We estimate the change in currency rates in 2021 compared to 2020 resulted in an increase in operating expenses of approximately $2.4 million in 2021.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. For full-year 2021, 2020, and 2019, operating expenses included $5.2 million, $6.0 million, and $5.3 million, respectively, related to stock-based and long-term incentive plans. Long-term incentive plan compensation expense includes both cash and stock-based incentives.

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

Interest Income, Net

Interest income consists of income earned on our cash equivalents and short-term investments. Our cash equivalents and short-term investments are invested in short-term instruments at current market rates.

Other Income (Expense), Net

Other income (expense), net primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our research and development in those countries and other miscellaneous non-operational expenses.

Income Taxes

Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). All our IP in our traditional authentication business is owned by two subsidiaries, one in the U.S. and one in Switzerland. These two subsidiaries have entered into agreements with most of the other OneSpan entities under which those other entities provide services to our U.S. and Swiss subsidiaries on either a percentage of revenue or on a cost plus basis or both. Under this structure, the earnings of our service provider subsidiaries are relatively constant. These service provider companies tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings tend to flow to the U.S. company and Swiss company. In 2021, losses flowing to the U.S. company are expected to be taxed at a rate of 21% to 25%, while losses flowing to the Swiss company are expected to be taxed at a rate ranging from 11% to 15%, plus Swiss withholding tax of an additional 5%. A Canadian and UK subsidiary currently sell to and service global customers directly. In addition, many of our OneSpan entities operate as distributors for all of our OneSpan products.

As the majority of our revenues are generated outside of the U.S., our consolidated effective tax rate is influenced by the effective tax rate of our foreign operations. Changes in the effective rate related to foreign operations reflect changes in the geographic mix of earnings and the tax rates in each of the countries in which it is earned. The statutory tax rate for the primary foreign tax jurisdictions ranges from 11% to 35%.

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

In May 2019, we acquired Dealflo Limited (“Dealflo”), a foreign company with substantial IP and net operating losses. The tax benefit of existing loss carryforwards at the time of acquisition was not recorded as the Company determined they were not more likely than not to be realized.

The Company recorded changes in valuation allowance of $15.0 million and $2.7 million, as of December 31, 2021 and 2020, respectively, against deferred tax assets that, based on Management’s assessment are considered not to be more likely than not to be realized. The increase in the valuation allowance in 2021 reflects Net Operating Losses ( “NOLs”), other deduction carryforwards, and credits for which the realization is not more likely than not. The change in valuation allowance also reflects other factors including, but not limited to, changes in Management’s assessment of the ability to use existing deferred tax assets, including NOLs and other deduction carryforwards.

Management assesses the need for a valuation allowance on a regular basis, weighing all positive and negative evidence to determine whether a deferred tax asset will be fully or partially realized. In evaluating the realizability of deferred tax assets, significant pieces of negative evidence such as 3-year cumulative losses are considered. Management also reviewed reversal patterns of temporary differences to determine if the Company would have sufficient taxable income due to the reversal of temporary differences to support the realization of deferred tax assets. In 2021 Management made the decision to establish a valuation allowance against certain deferred tax assets in jurisdictions that were not previously valued as the deferred tax assets were no longer more likely than not to be realized. Management continues to maintain a valuation allowance against certain deferred tax assets in other jurisdictions where assets had been previously valued. For all other remaining deferred tax assets, Management believes it is still more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

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

	Years ended December 31,		Change
	2021	2020	$	%

	(in thousands)
Revenue
Hardware	$79,501	$81,849	$(2,348)	(3)%
Software licenses	40,857	51,137	(10,280)	(20)%
Subscription	38,213	27,788	10,425	38%
Professional services	4,634	5,689	(1,055)	(19)%
Maintenance, support and other	51,276	49,228	2,048	4%
Total revenue	$214,481	$215,691	$(1,210)	(1)%

Total revenue decreased $1.2 million or 1%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The overall decrease in revenue was comprised of a $16.0 million decrease in perpetual software license revenue and a $2.3 million decrease in hardware revenue, partially offset by an increase in recurring revenue, which is the portion of our revenue subject to future renewal. Recurring revenue, comprised of subscription, term-based software license, and maintenance, support and other revenue, increased $18.2 million or 18% during the year ended December 31, 2021, compared to the year ended December 31, 2020. An increase in recurring revenue is reflective of the company’s strategy to increase its recurring revenue through an expanded recurring revenue customer base.

Product and license revenue decreased $12.6 million or 9% during the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was largely driven by lower perpetual software license sales, partially offset by an increase in term-based software license sales, which we attribute to our strategy focused on growing recurring software revenue over perpetual licenses combined with softened demand as a result of the pandemic.

Services and other revenue increased by $11.4 million, or 14% during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase for the year ended December 31, 2021 compared to the same period in 2020 was driven by higher subscription and maintenance revenue, which is reflective of the company’s strategy to increase its recurring revenue through an expanded recurring revenue customer base.

We believe comparison of revenues between periods is heavily influenced by the timing of orders and shipments reflecting the transactional nature of significant parts of our business. Factors affecting our results include the size, timing, cancellation or rescheduling of significant orders. Revenue realized from individual customers can also vary widely as their buying patterns can change from period to period. We also experience seasonality or variation across the year in our markets. These trends can include lower sales during the summer months, particularly in EMEA. As a result of the volatility in our business, we believe that the overall strength of our business is best evaluated over a longer term where the impact of transactions in any given period is not as significant as in a quarter-over-quarter comparison.

Revenue by Geographic Regions: We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes sales in North, Central, and South America; and 3) Asia Pacific (APAC), which also includes Australia, New Zealand, and India. The breakdown of revenue in each of our major geographic areas was as follows:

	Years ended December 31,
	2021	2020	$ Change	% Change

	(in thousands)
Revenue
EMEA	$ 104,878	$ 117,086	($ 12,208)	(10)%
Americas	68,646	53,171	15,475	29%
APAC	40,957	45,434	(4,477)	(10)%
Total revenue	$ 214,481	$ 215,691	($ 1,210)	(1)%

% of Total Revenue
EMEA	49%	54%
Americas	32%	25%
APAC	19%	21%

For the year ended December 31, 2021, revenue generated in EMEA was $12.2 million or 10% lower than the same period in 2020, driven by lower software license revenue and lower hardware revenue.

For the year ended December 31, 2021, revenue generated in the Americas was $15.5 million or 29% higher than the same period in 2020, driven primarily by higher subscription revenue.

For the year ended December 31, 2021, revenue generated in the Asia Pacific region was $4.5 million or 10% lower than the same period in 2020, driven by lower software license and hardware revenue.

Cost of Goods Sold and Gross Margin

	Years ended December 31,
	2021	2020	$	% Change

	(in thousands)
Cost of goods sold
Product and license	$ 46,196	$ 46,013	$ 183	0%
Services and other	25,350	21,619	3,731	17%
Total cost of goods sold	$ 71,546	$ 67,632	$ 3,914	6%

Gross profit	$ 142,935	$ 148,059	(5,124)	(3)%

Gross margin
Product and license	62%	65%
Services and other	73%	74%
Total gross margin	67%	69%

The cost of product and license revenue increased $0.2 million or 0% during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in cost of product and license was driven by higher RASP licensing costs in conjunction with higher software license sales, as well as higher shipping costs for certain hardware products.

The cost of services and other revenue increased by $3.7 million, or 17% during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in cost of services and other revenue is reflective of higher subscription revenue, which has increased cloud-based infrastructure costs and higher third-party app shielding costs.

Gross profit decreased $5.1 million, or 3% during the year ended December 31, 2021 compared to the year ended December 31, 2020. Gross profit margin was 67% for the year ended December 31, 2021, compared to 69% for the year ended December 31, 2020. The decrease in profit margin for the year ended December 31, 2021 reflects higher cloud-based services costs and increased shipping costs for certain hardware products.

The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies including the Euro. The impact of changes in currency rates are estimated to have increased revenue by $3.8 million for the year ended December 31, 2021. Had currency rates in 2021 been equal to rates in 2020, the gross profit margins would have been approximately 2 percentage point lower for the year ended December 31, 2021.

Operating Expenses

	Years ended December 31,
	2021	2020	$	% Change

	(in thousands)
Operating costs
Sales and marketing	$62,730	$56,663	$ 6,067	11%
Research and development	47,414	41,194	6,220	15%
General and administrative	53,031	46,338	6,693	14%
Amortization of intangible assets	5,888	9,122	(3,234)	(35)%
Total operating costs	$169,063	$153,317	$ 15,746	10%

Sales and Marketing Expenses

Sales and marketing expenses increased $6.0 million, or 11% during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was driven by higher headcount and higher expense per head.

Average full-time sales and marketing employee headcount for year ended December 31, 2021 was 368, compared to 356 for year ended December 31, 2020. Average headcount in 2021 was 3% higher than in 2020.

Research and Development Expenses

Research and development expenses increased $6.2 million, or 15% during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in expense for the year ended December 31, 2021 was primarily driven by higher personnel costs due to higher headcount and higher expense per head.

Average full-time research and development employee headcount for year ended December 31, 2021 was 363, compared to 328 for year ended December 31, 2020. Average headcount in 2021 was 11% higher than in 2020.

General and Administrative Expenses

General and administrative expenses increased $6.7 million, or 14% during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in general and administrative expenses was driven by higher personnel costs, outside professional services fees related to our second quarter proxy contest, and consulting fees related to our strategic action plan.

Average full-time general and administrative employee headcount for year ended December 31, 2021 was 135, compared to 125 for the year ended December 31, 2020. Average headcount in 2021 was 8% higher than in 2020.

Amortization of Intangible Assets

Amortization of intangible assets for the year ended December 31, 2021 was $5.9 million, compared to $9.1 million for the year ended December 31, 2020, a decrease of $3.2 million or 35%. The decrease was driven by certain assets acquired in the Silanis acquisition becoming fully amortized.

Interest Income (expense), net

	Years ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Interest income (expense), net	($ 1)	$ 404	($ 405)	NM

Interest income (expense), net was less than $(0.1) million for the year ended December 31, 2021, compared to $0.4 million for the year ended December 31, 2020. The decrease in interest income for 2021 compared to 2020 reflects a decrease in our cash equivalents and short-term investment balance.

Other Income (Expense), Net

	Years ended December 31,
	2021	2020	$ Change	% Change

	(in thousands)
Other income (expense), net	($ 14)	$ 1,434	($ 1,448)	-101%

Other income (expense), net primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our research and development in those countries, and other miscellaneous non-operational, non-recurring expenses.

Other income (expense), net for the year ended December 31, 2021 was less than $(0.1) million, compared to $1.4 million for the year ended December 31, 2020. Lower income was driven by losses resulting from exchange losses on transactions.

Provision for income taxes

	Years ended December 31,
	2021	2020	$	% Change

	(in thousands)
Provision for income taxes	$ 4,441	$ 2,035	$ 2,406	118%

The Company recorded income tax expense for the year ended December 31, 2021 of $4.4 million compared to $2.0 million for the year ended December 31, 2020. The increase in expense recorded for the year ended December 31, 2021 was primarily attributable to an increase in the valuation allowance recorded on U.S. deferred tax assets.

Loss Carryforwards Available

At December 31, 2021, we have gross deferred tax assets of $43.7 million resulting from US, foreign and state NOL carryforwards of $148.6 million and other foreign deductible carryforwards of $97.5 million. At December 31, 2021, we have a valuation allowance of $31.3 million against deferred tax assets related to certain carryforwards. See Note 13 – Income taxes for more information regarding carryforwards and valuation allowances.

Liquidity and Capital Resources

As of December 31, 2021, we had net cash balances (total cash and cash equivalents) of $63.4 million and short-term investments of $35.1 million. Short-term investments consist of U.S. treasury bills and notes, government agency notes, corporate notes and bonds, and high quality commercial paper with maturities at acquisition of more than three months and less than twelve months. At December 31, 2020, we had net cash balances of $88.4 million and short-term investments of $26.9 million.

We are in lease agreements that require letters of credit to secure the obligations. The restricted cash related to these letters of credit is recorded in non-current assets on the Consolidated Balance sheet in the amounts of $0.8 million and $0.8 million at December 31, 2021 and December 31, 2020, respectively.

As of December 31, 2021, we held $45.0 million of cash and cash equivalents in subsidiaries outside of the United States. Of that amount, $43.9 million is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.

We believe that our financial resources are adequate to meet our operating needs over the next twelve months.

Our cash flows are as follows:

	Years ended December 31,
	2021	2020
	(in thousands)
Cash provided by (used in):
Operating activities	($ 2,745)	$ 14,922
Investing activities	(10,980)	(4,664)
Financing activities	(10,394)	(7,060)
Effect of foreign exchange rate changes on cash and cash equivalents	(895)	914

Operating Activities

Cash generated by (used in) operating activities is primarily comprised of net income (loss), as adjusted for non-cash items, and changes in operating assets and liabilities. Non-cash adjustments consist primarily of amortization and impairment of intangible assets, deferred taxes, depreciation of property and equipment, and stock-based compensation. We expect cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. Our primary uses of cash from operating activities have been for personnel costs. We expect cash outflows from operating activities to be affected by increases in personnel cost as we grow our business.

For the year ended December 31, 2021, $2.7 million of cash was used in operating activities. Cash of $14.9 million and $18.2 million was provided by operating activities for the years ended December 31, 2020 and 2019, respectively.

Our working capital at December 31, 2021 was $98.0 million, a decrease of $33.9 million or 26% from $131.9 million at December 31, 2020. The decrease is due to a lower operating income driven largely by higher personnel costs and certain non-recurring expenses related to our proxy contest and strategic action plan.

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

For the year ended December 31, 2021 and December 31, 2020 cash of $11.0 million and $4.7 million, respectively, was used in investing activities. The increase in cash used in investing activities during the year ended December 31, 2021 compared to the year ended December 31, 2020, was primarily driven by the timing of short-term investment purchases and maturities.

Financing Activities

The changes in cash flows from financing activities primarily related to the purchases of common stock under our share repurchase program and tax payments for restricted stock issuances.

For the year ended December 31, 2021, net cash used in financing activities was $10.4 million, which was comprised of $7.5 million of common stock repurchased and $2.9 million of tax payments for restricted stock issuances.

For the year ended December 31, 2020, net cash used in financing activities was $7.1 million, which was comprised of $5.0 million of common stock repurchased and $2.0 million of tax payments for restricted stock issuances.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Obligations and Commitments

We have purchase obligations of $45.6 million, including $15.4 million of inventory purchase obligations which are expected to be consummated in the next 12 months, $26.9 million of committed hosting arrangements which will be used in the next one to three years, and $3.3 million for other software agreements related to the administration of our business which range from one to five years.

We have operating lease obligations of $12.7 million which will expire in the next one to eight years The operating lease obligations do not include common area maintenance (“CAM”) charges or real estate taxes under our operating leases, for which the Company is also obligated. These charges are generally not fixed and can fluctuate from year to year.

We have taxes payable of $5.6 million due within the next one to three years, which primarily represent deemed repatriation tax from 2017. The Company had $0.5 million and $0.5 million of unrecognized tax benefits as of December 31, 2021 and December 31, 2020, respectively, which have been set aside in a reserve in accordance with ASC 740 Income Taxes. The amounts are not included in the tax payable amounts above as the timing of payment of such obligations, if any, is not determinable.

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

Subscription Revenue: We generate subscription revenues from our digital agreements and digital security cloud service offerings. Our standard customer arrangements do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time. As such, these arrangements are considered service contracts and revenue is recognized ratably over the service period of the contract. Customer payments are normally in advance for annual service.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplification for Accounting for Income Taxes, which removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU

2020-12 was effective beginning January 1, 2021. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance: Disclosures by Business Entities about Government Assistance, which requires business entities to disclose certain information about certain government assistance they receive. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. We are currently assessing the effect that the ASU will have on our consolidated financial statements and related disclosures.

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

Item 7A - Quantitative and Qualitative Disclosures about Market Risk (In thousands)

Foreign Currency Exchange Risk – In 2021, approximately 86% of our business was conducted outside the United States, primarily in Europe, Latin America and Asia/Pacific. A significant portion of our business operations is transacted in foreign currencies. As a result, we have exposure to foreign exchange fluctuations. We are affected by both foreign currency translation and transaction adjustments. Translation adjustments result from the conversion of the foreign subsidiaries’ balance sheets and income statements to U.S. Dollars at year-end exchange rates and weighted average exchange rates, respectively. Translation adjustments resulting from this process are recorded directly into stockholders’ equity. Transaction adjustments result from currency exchange movements when one of our companies transacts business in a currency that differs from its local currency. These adjustments are recorded as gains or losses in our statements of operations. Our business transactions are spread across numerous countries and currencies. This geographic diversity reduces the risk to our operating results. As noted in Management’s Discussion and Analysis above, we attempt to minimize the net impact of currency on operating earnings by denominating an amount of billings in a currency such that it would provide a hedge against the operating expenses being incurred in that currency.

Interest Rate Risk – We have minimal interest rate risk. We had no debt outstanding at December 31, 2021. Our cash, cash equivalents, and short-term investments are invested in short-term instruments at current market rates. If rates were to increase or decrease by one percentage point, the Company’s interest income would increase or decrease approximately $0.2 million annually.

Item 8 - Financial Statements and Supplementary Data

The information in response to this item is included in our consolidated financial statements, together with the report thereon of KPMG LLP, appearing on pages F-1 through F-38 of this Form 10-K, and in Item 7 under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who, respectively, are our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2021. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure (i) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our management have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2021, to give reasonable assurance that the information required by us in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, led by our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Management’s evaluation of our internal control over financial reporting determined that the Company’s internal control over financial reporting was effective based on those criteria as of December 31, 2021.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the year ended December 31, 2021 included in this Annual Report on Form 10-K, and has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, included on page 51 of this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

Opinion on Internal Control Over Financial Reporting

We have audited OneSpan Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 22, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 22, 2022

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

MATTHEW P. MOYNAHAN — Mr. Moynahan has served as OneSpan’s President and Chief Executive Officer since November 2021. Prior to joining OneSpan, he spent five years as CEO at Forcepoint, a global leader in cybersecurity.  There he was responsible for transforming the company’s offerings from predominantly on-premises to a cloud-consumption model.  From January 2021 to May 2016, he served as President at Arbor Networks, a subsidiary of Danaher, where he was responsible for building cloud DDoS platforms and network-based advanced threat protection systems. Prior to that, he was the CEO of Veracode from April 2006 to May 2011, a SaaS pioneer of cloud-based software security testing platforms. Earlier in his career, he served as Vice President and General Manager of Symantec’s Consumer Division, responsible for serving hundreds of millions of customers while delivering a superior end-user experience. Mr. Moynahan is 52 years old.

JAN KEES VAN GAALEN — Mr. van Gaalen has served as  OneSpan’s Interim Chief Financial Officer since October 2021. Since December 2019, he has been a consultant to technology companies involved in SaaS, Big Data, AI, IT consulting and outsourced services. He served in chief financial officer roles at C&J Energy Services Inc. from September 2018 through December 2019, at Kennametal Inc. from September 2015 to September 2018, and at Dresser-Rand Inc. from April 2013 to July 2015. Earlier in his career, Mr. van Gaalen held various internationally-based CFO and other finance executive roles. Mr. van Gaalen is 65 years old.

STEVEN R. WORTH —Mr. Worth has served as OneSpan’s General Counsel, Chief Compliance Officer and Corporate Secretary since April 2016. Mr. Worth also has executive responsibility for corporate information security and product related security compliance. Prior to joining OneSpan, Mr. Worth spent five years at cloud software company SilkRoad Technology where he served as an Executive Vice President. Prior to that, Mr. Worth served five years as Vice President, General Counsel and Corporate Secretary of Diamond Management and Technology Consultants, an international publicly traded technology services company. Earlier in his career, Mr. Worth practiced law with the international firm Winston & Strawn. Mr. Worth is 51 years old.

Item 11 - Executive Compensation

The information in response to this Item is incorporated by reference to the “Executive Compensation” section of OneSpan’s Proxy Statement to be filed with the SEC for the 2022 Annual Meeting of Stockholders.

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

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information in response to this Item is incorporated by reference to the “Directors and Executive Officers” and “Transactions with Related Persons” sections of OneSpan’s Proxy Statement to be filed with the SEC for the 2022 Annual Meeting of Stockholders.

Item 14 - Principal Accounting Fees and Services

The information in response to this Item is incorporated by reference to the “Report of the Audit Committee” section of OneSpan’s Proxy Statement to be filed with the SEC for the 2022 Annual Meeting of Stockholders.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this Form 10-K.

(1)  The following consolidated financial statements and notes thereto, and the related independent auditors’ report, are included on pages F-1 through F-38 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019

Notes to Consolidated Financial Statements

(2)  The following consolidated financial statement schedule of the company is included on page F-39 of this Form 10-K:

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

2.3	Stock Purchase Agreement, dated May 30, 2019 between VASCO Digital Automation Limited and shareholders of Dealflo Limited (incorporated by reference – Form 8-K filed June 1, 2018.)

2.4

Share Sale and Purchase Agreement by and among VASCO Data Security International, Inc., A.O.S. Holding B.V., Filipan Beheer B.V., Mr. Mladen Filipan and Pijnenburg Beheer N.V., dated February 4, 2005 (Incorporated by reference - Form 8-K filed February 8, 2005.)

3.1	Certificate of Incorporation of Registrant, as amended. (incorporated by reference – Form 8-K filed June 1, 2018.)

3.2	Bylaws of Registrant, as amended and restated January 3, 2020. (Incorporated by reference - Form 8-K filed on January 7, 2019.)

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

4.3*

Form of Award Agreement for Restricted Shares under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted January 4, 2019. (Incorporated by reference – Form 10-K filed March 8, 2018.)

4.4*

Form of Award Agreement for Performance Shares under VASCO Data Security International, Inc. 2009 Equity Incentive Plan with respect to awards granted January 4, 2019. (Incorporated by reference – Form 10-K filed March 8, 2018.)

4.5*	Fiscal Year 2019 Form of Award Agreement for Deferred Stock under the VASCO Data Security International, Inc. 2009 Equity Incentive Plan. (Incorporated by reference – Form 10-K filed March 8, 2018.)

4.6*	Form of Award Agreement for Restricted Stock Units under the OneSpan Inc. 2020 Omnibus Incentive Plan. (Incorporated by reference – Form 10-K filed March 16, 2020.)

4.7*	Form of Award Agreement for Performance-based Restricted Stock Units under the OneSpan Inc. 2020 Omnibus Incentive Plan. (Incorporated by reference – Form 10-K filed March 16, 2020.)

4.8*	Form of Award Agreement for Restricted Stock Units for Non-Employee Directors under the OneSpan Inc. 2020 Omnibus Incentive Plan. (Incorporated by reference – Form 10-K filed March 16, 2020.)

4.9*	OneSpan Inc. Cash Award Long-Term Incentive Plan Agreement under the OneSpan Inc. 2020 Omnibus Incentive Plan. (Incorporated by reference – Form 10-K filed March 16, 2020.)

10.1*

VASCO Data Security International, Inc. 2009 Equity Incentive Plan, effective December 19, 2008. (Incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Schedule 14A, filed with the SEC on April 30, 2009.)

10.2*	Employment Agreement, effective November 29, 2021, by and between OneSpan Inc. and Matthew P. Moynahan. (Incorporated by reference – Form 8-K filed November 15, 2021.)

Exhibit Number	Description
10.3*	Services Agreement, dated as of October 5, 2021, by and between ONESPAN North America Inc. and Jan Kees van Gaalen. (Incorporated by reference – Form 8-K filed October 8, 2021.)

10.4*	Employment Agreement, dated April 18, 2016 by and between VASCO Data Security International, Inc. and Steven Worth. (Incorporated by reference – Form 10-K filed February 25, 2021.)

10.5*

OneSpan Inc. 2019 Omnibus Incentive Plan (incorporated by reference from Attachment A to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 26, 2019.)

14.1	Amended Corporate Governance Guidelines of the Board of Directors of One Span Inc. and Subsidiaries. (Incorporated by reference – Form 10-K filed February 25, 2021.)

14.2	OneSpan Inc. Code of Conduct and Ethics. (Incorporated by reference – Form 10-K filed February 25, 2021.)

21	Subsidiaries of Registrant. (Incorporated by reference – Form 10-K filed February 25, 2021.)

23	Consent of KPMG LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 22, 2022.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 22, 2022.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 22, 2022.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 22, 2022.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of OneSpan Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Identification of performance obligations in contracts containing software licenses with unique terms and conditions

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company enters into contracts to deliver a combination of hardware devices, software licenses, subscriptions, maintenance and support and, in some situations, professional services. The Company evaluates the nature of the goods and services promised in these arrangements to identify the distinct performance obligations. The Company recognized total revenue of $214 million, a portion of which related to contracts containing software licenses, for the year ended December 31, 2021.

We identified the evaluation of the Company’s identification of performance obligations in contracts containing software licenses with unique terms and conditions as a critical audit matter. Specifically, complex auditor judgment was required to evaluate the Company's identification of performance obligations in such contracts, including for contracts with new customers or contracts that were amended with existing customers.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process. This included controls related to the identification of performance obligations and evaluation of unique terms and conditions present in individual contracts. We tested a selection of contracts, including contracts with new customers and contracts that were amended with existing customers, by obtaining and reading the underlying contract and accounting analysis to evaluate the Company’s identification of performance obligations. Specifically, we evaluated the completeness and accuracy of the Company’s identification of terms and conditions that were unique to the selected contracts and the Company’s determination of the impact of those terms and conditions on revenue recognition.

/s/ KPMG LLP

We have served as the Company’s auditor since 1996.

Chicago, Illinois
February 22, 2022

OneSpan Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and equivalents	$63,380	$88,394
Short term investments	35,108	26,859
Accounts receivable, net of allowances of $1,419 in 2021 and $4,135 in 2020	56,612	57,537
Inventories, net	10,345	13,093
Prepaid expenses	7,594	7,837
Contract assets	4,694	7,202
Other current assets	9,356	6,256
Total current assets	187,089	207,178
Property and equipment, net	10,757	11,835
Operating lease right-of-use assets	9,197	11,356
Goodwill	96,174	97,552
Intangible assets, net of accumulated amortization	21,270	27,196
Deferred income taxes	3,786	7,030
Contract assets - non-current	195	1,877
Other assets	13,803	11,179
Total assets	$342,271	$375,203
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$8,204	$5,684
Deferred revenue	54,617	43,417
Accrued wages and payroll taxes	16,607	13,649
Short-term income taxes payable	1,103	2,618
Other accrued expenses	7,668	8,334
Deferred compensation	877	1,602
Total current liabilities	89,076	75,304
Long-term deferred revenue	9,125	11,730
Long-term lease liabilities	10,180	12,399
Other long-term liabilities	7,770	10,423
Long-term income taxes payable	5,054	6,095
Deferred income taxes	1,286	1,912
Total liabilities	122,491	117,863
Stockholders' equity
Preferred stock: 500 shares authorized, none issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock: $.001 par value per share, 75,000 shares authorized; 40,593 and 40,353 shares issued; 40,001 and 40,103 shares outstanding at December 31, 2021 and December 31, 2020, respectively	40	40
Additional paid-in capital	100,250	98,819
Treasury stock, at cost, 592 and 250 shares outstanding at December 31, 2021 and December 31, 2020, respectively	(12,501)	(5,030)
Retained earnings	143,173	173,731
Accumulated other comprehensive loss	(11,182)	(10,220)
Total stockholders' equity	219,780	257,340
Total liabilities and stockholders' equity	$342,271	$375,203

See accompanying notes to consolidated financial statements.

OneSpan Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended December 31,
	2021	2020	2019
Revenue
Product and license	$120,358	$132,986	$183,313
Services and other	94,123	82,705	70,171
Total revenue	214,481	215,691	253,484

Cost of goods sold
Product and license	46,196	46,013	67,077
Services and other	25,350	21,619	18,569
Total cost of goods sold	71,546	67,632	85,646

Gross profit	142,935	148,059	167,838

Operating costs
Sales and marketing	62,730	56,663	57,819
Research and development	47,414	41,194	42,463
General and administrative	53,031	46,338	43,897
Amortization of intangible assets	5,888	9,122	9,470
Total operating costs	169,063	153,317	153,649

Operating income (loss)	(26,128)	(5,258)	14,189

Interest income (expense), net	(1)	404	747
Other income (expense), net	(14)	1,434	(527)

Income (loss) before income taxes	(26,143)	(3,420)	14,409
Provision for income taxes	4,441	2,035	6,545

Net income (loss)	$(30,584)	$(5,455)	$7,864

Net income (loss) per share
Basic	$(0.77)	$(0.14)	$0.20
Diluted	$(0.77)	$(0.14)	$0.20

Weighted average common shares outstanding
Basic	39,614	40,035	40,050
Diluted	39,614	40,035	40,136

See accompanying notes to consolidated financial statements.

OneSpan Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the years ended December 31,
	2021	2020	2019
Net income (loss)	$(30,584)	$(5,455)	$7,864
Other comprehensive loss
Cumulative translation adjustment, net of tax	(2,997)	4,534	1,543
Pension adjustment, net of tax	2,056	(1,459)	(1,551)
Unrealized losses on available-for-sale securities	(21)	—	—
Comprehensive income (loss)	$(31,546)	$(2,380)	$7,856

See accompanying notes to consolidated financial statements.

OneSpan Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury - Common Stock		Paid-In	Retained	Comprehensive	Stockholders
Description	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2018	40,225	40	—	—	93,310	171,576	(13,287)	251,639
Net income (loss)	—	—	—	—	—	7,864	—	7,864
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,543	1,543
Stock-based compensation	—	—	—	—	3,368	—	—	3,368
Tax payments for stock issuances	(18)	—	—	—	(569)	—	—	(569)
Pension adjustment, net of tax	—	—	—	—	—	—	(1,551)	(1,551)
Balance at December 31, 2019	40,207	$40	—	$—	$96,109	$179,440	$(13,295)	$262,294
Cumulative effect of change related to adoption of ASU 2016-13, net of tax	—	—	—	—	—	(254)	—	(254)
Net income (loss)	—	—	—	—	—	(5,455)	—	(5,455)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	4,534	4,534
Stock-based compensation	242	—	—	—	4,740	—	—	4,740
Tax payments for stock issuances	(96)	—	—	—	(2,030)	—	—	(2,030)
Pension adjustment, net of tax	—	—	—	—	—	—	(1,459)	(1,459)
Repurchase of common shares	(250)	—	250	(5,030)	—	—	—	(5,030)
Balance at December 31, 2020	40,103	$40	250	$(5,030)	$98,819	$173,731	$(10,220)	$257,340
Net income (loss)	—	—	—	—	—	(30,584)	—	(30,584)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	26	(2,997)	(2,971)
Stock-based compensation	385	—	—	—	4,354	—		4,354
Tax payments for stock issuances	(145)	—	—	—	(2,923)	—	—	(2,923)
Share repurchase	(342)	—	342	(7,471)	—	—	—	(7,471)
Pension adjustment, net of tax	—	—	—	—	—	—	2,056	2,056
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	(21)	(21)
Balance at December 31, 2021	40,001	$40	592	$(12,501)	$100,250	$143,173	$(11,182)	$219,780

See accompanying notes to consolidated financial statements.

OneSpan Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve months ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss from operations	$(30,584)	$(5,455)	$7,864
Adjustments to reconcile net loss from operations to net cash provided by (used in) operations:
Depreciation and amortization of intangible assets	8,926	12,003	11,545
Loss on disposal of assets	13	118	69
Deferred tax benefit	2,823	(1,487)	(1,624)
Stock-based compensation	4,354	4,740	3,368
Changes in operating assets and liabilities:
Accounts receivable	2,047	5,181	(4,786)
Allowance for doubtful accounts	(2,705)	1,611	1,372
Inventories, net	2,209	6,725	(5,391)
Contract assets	3,787	(191)	1,740
Accounts payable	2,716	(5,237)	3,628
Income taxes payable	(2,525)	(5,642)	158
Accrued expenses	3,089	(3,124)	(1,286)
Deferred compensation	(725)	574	(334)
Deferred revenue	9,713	8,342	1,465
Other assets and liabilities	(5,883)	(3,236)	456
Net cash provided by (used in) operating activities	(2,745)	14,922	18,244

Cash flows from investing activities:
Purchase of short term investments	(59,925)	(34,060)	(33,839)
Maturities of short term investments	51,149	32,630	31,399
Additions to property and equipment	(2,169)	(3,101)	(7,453)
Additions to intangible assets	(35)	(133)	—
Net cash used in investing activities	(10,980)	(4,664)	(9,893)

Cash flows from financing activities:
Repurchase of common stock	(7,471)	(5,030)	—
Tax payments for restricted stock issuances	(2,923)	(2,030)	(569)
Net cash used in financing activities	(10,394)	(7,060)	(569)

Effect of exchange rate changes on cash	(895)	914	(208)

Net increase (decrease) in cash	(25,014)	4,112	7,574
Cash, cash equivalents, and restricted cash, beginning of period	89,241	85,129	77,555
Cash, cash equivalents, and restricted cash, end of period (1.)	$64,227	$89,241	$85,129

Supplemental cash flow disclosures:
Cash paid for income taxes	$7,700	$9,442	$7,839
Cash paid for interest	$—	$—	$—

(1.) End of period cash, cash equivalents, and restricted cash includes $0.8 million, $0.9 million and $0.8 million of restricted cash at December 31, 2021, 2020, and 2019, respectively.

See accompanying notes to consolidated financial statements.

OneSpan Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless otherwise noted, references in this Annual Report on Form 10-K to “OneSpan”, “Company”, “we”, “our” and “us” refer to OneSpan Inc. and its subsidiaries.

Note 1 – Description of the Company and Basis of Presentation

Description of the Company

OneSpan Inc. and its wholly owned subsidiaries design, develop, market and support hardware and software security systems that manage and secure access to information assets. OneSpan has operations in Austria, Belgium, Brazil, Canada, China, France, Japan, The Netherlands, Singapore, Switzerland, the United Arab Emirates, the United Kingdom (U.K.), and the United States (U.S.).

In accordance with ASC 280, Segment Reporting, our operations are reported as a single operating segment. The chief operating decision maker is the Chief Executive Officer who reviews the statement of operations of the Company on a consolidated basis, makes decisions and manages the operations of the Company as a single operating segment.

Impact of COVID-19 pandemic

We continue to actively address the effects of the COVID-19 pandemic and its impact globally Due to economic uncertainty connected to the COVID-19 pandemic, we have experienced lengthened sales cycles and reduced demand for some of our security solutions. While we hope that the negative consequences on our business associated with the COVID-19 pandemic will subside, we cannot predict the impact with certainty.

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

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are high-quality short-term money market instruments and commercial paper with maturities at acquisition of three months or less. Cash and cash equivalents are held by a number of U.S. and non-U.S. commercial banks and money market investment funds. We are in lease agreements that require letters of credit to secure the obligations. The restricted cash related to these letters of credit is recorded in other non-current assets on the Condensed Consolidated Balance Sheet in the amounts of $0.8 million and $0.8 million at December 31, 2021 and December 31, 2020, respectively.

Short-term Investments

The Company’s short-term investments are in debt securities which consist of U.S treasury bills and notes, U.S. government agency notes, corporate notes, and high quality commercial paper with maturities at acquisition of more than three months and less than twelve months. The Company classifies its investments in debt securities as available-for-sale. The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, on January 1, 2020, which amended our accounting for available-for-sale debt securities. Credit impairments are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the consolidated statement of operations. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive gain/(loss) in the consolidated balance sheets. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter. As of December 31, 2021 and December 31, 2020, the unrealized gains and losses were not material.

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

Fair Value of Financial Instruments

At December 31, 2021 and 2020, our financial instruments were cash and equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities. The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies, as defined in ASC 820, Fair Value Measurements. The fair values of the financial instruments were not materially different from their carrying amounts at December 31, 2021 and 2020. See Note 9 - Fair Value Measurements for additional detail.

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

The difference between the asset and liability is a result of lease incentives, such as tenant improvement allowances, and deferred rent on the balance sheet at transition. See Note 11 – Leases for additional information.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net identifiable assets acquired in a business combination. We assess the impairment of goodwill annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test date is October 1.

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

We operate in one reporting unit and had no goodwill impairment recorded for the years ended December 31, 2021, 2020, and 2019.

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

Equity Method Investment

We apply the equity method of accounting to our investment in Promon AS (Promon), because we exercise significant influence, but not controlling interest, in the investee. Promon is a technology company headquartered in Norway that specializes in mobile app security, whose solutions focus largely on Runtime Application Self-Protection (RASP). We exercise significant influence over Promon as a result of our 17% ownership interest in Promon, our representation on Promon’s Board of Directors, and the significance to Promon of our business activities with them. We integrate Promon’s RASP technology into our software solutions, which are licensed to our customers. Under the equity method of accounting, the Company’s proportionate share of the net earnings (losses) of Promon is reported in other income (expense), net in our consolidated Statements of Operations. The impact of the proportionate share of net earnings (losses) were immaterial for the years ended December 31, 2021, 2020 and 2019 as were the relative size of Promon’s assets and operations in relation to the Company’s. The carrying value of our equity method investment is reported in other noncurrent assets in the consolidated Balance Sheets and is reported originally at cost and adjusted each period for the Company’s share of the investee’s earnings (losses) and dividends paid, if any. The Company also assesses the investment for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. There were no qualitative factors that indicated that the carrying value of the investment may not be recoverable. The Company did not record any impairment charges during the years ended December 31, 2021, 2020 or 2019. The Company recorded $4.0 million and $2.5 million in costs of sales during the years ended December 31, 2021 and 2020, respectively for license fees owed to Promon for use of their software and technology. The Company owed Promon $1.5 million and $2.2 million as of December 31, 2021 and December 31, 2020, respectively, which is included in accounts payable and accrued liabilities.

Share Repurchase Program

During the year ended December 31, 2020, the Board of Directors authorized a share repurchase program (“program”), pursuant to which the Company can repurchase up to $50.0 million of issued and outstanding common stock. Share purchases under the program will take place in open market transactions or in privately negotiated transactions and may be made from time to time depending on market conditions, share price, trading volume, and other factors. The timing of the repurchases and the amount of stock repurchased in each transaction is subject to OneSpan’s sole discretion and will depend upon market and business conditions, applicable legal and credit requirements and other corporate considerations. During the year ended December 31, 2021, $7.5 million of issued and outstanding stock was repurchased under the program. The authorization is effective until June 10, 2022 unless the total amount has been used or authorization has been cancelled.

During the year ended December 31, 2021, the Company repurchased 0.3 million shares of the Company’s stock for $7.5 million in the aggregate at an average cost of $21.82 per share under its repurchase program.

Revenue Recognition

On January 1, 2019, we adopted FASB Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers”, or “Topic 606” using the modified retrospective method applied to those contracts which were not completed as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under Topic 606. We recorded a net increase to opening Retained Earnings of $11.9 million, net of tax, as of January 1, 2019 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the accounting impacts of our customer contracts that include a term license to our software, as well as the impact of accounting for costs incurred to obtain our contracts. See Note 5 - Revenue for further details. We determine revenue recognition through the following steps:

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

License Revenue: Revenue from the sale of software licenses is recorded upon delivery which is the latter of when the customer receives the ability to access the software or when they are legally allowed to use the software.  No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized. Contracts with customers for distinct licenses of intellectual property include perpetual licenses, which grant the customer unlimited access to the software, and term licenses which limit the customer’s access to the software to a specific time period. We offer term licenses ranging from one to five years in length.  Customer payments normally correspond with delivery for perpetual licenses.  For term licenses, payments are either on installment or in advance.  In limited circumstances, we integrate third party software solutions into our software products.  We have determined that, consistent with our conclusion under prior revenue recognition rules, generally we act as the principal with respect to the satisfaction of the related performance obligation and record the corresponding revenue on a gross basis from these transactions. For transactions in which we do not act as the principal, we would recognize revenue on a net basis.  The fees owed to the third parties are recognized as a component of cost of goods sold when the revenue is recognized.

Subscription Revenue: We generate subscription revenues from our digital agreements and digital security cloud service offerings. Our standard customer arrangements do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time. As such, these arrangements are considered service contracts and revenue is recognized ratably over the service period of the contract. Customer payments are normally in advance for annual service.

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

Cost of Goods Sold

Included in product and license cost of goods sold are direct product costs and direct costs to deliver and provide software licenses. Cost of goods sold related to service and other revenues are primarily costs related to subscription solutions, including personnel and equipment costs, and personnel costs of employees providing professional services and maintenance support.

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

Foreign Currency Translation and Transactions

The financial position and results of operations of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions were less than $0.1 million, less than $0.1 million, and $(1.5) million in 2021, 2020, and 2019, respectively, and are included in other income (expense), net in the consolidated statements of operations.

The financial position and results of our operations in Singapore, Switzerland, and Canada are measured in U.S. Dollars. For these subsidiaries, gains and losses that result from foreign currency transactions are included in the consolidated statements of operations in other income (expense), net.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplification for Accounting for Income Taxes, which removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2020-12 was effective beginning January 1, 2021. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance: Disclosures by Business Entities about Government Assistance, which requires business entities to disclose certain information about certain government assistance they receive. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. We are currently assessing the effect that the ASU will have on our consolidated financial statements and related disclosures.

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

Note 3 – Revision of Previously Issued Financial Statements

We have revised amounts reported in previously issued financial statements for the periods presented in this Annual Report on Form 10-K related to immaterial errors. The errors relate to certain costs directly related to the production and distribution of hardware products. The costs were not properly categorized in prior periods, which led to an understatement of product and license cost of goods sold and an overstatement of sales and marketing expense. There was no impact to previously reported revenue or net income.

We evaluated the aggregate effects of the errors to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the errors were not material to the previously issued financial statements and disclosures included in our Annual Reports on Form 10-K for the years ended December 31, 2020 and 2019, or for any quarterly periods included therein or through our Quarterly Report on Form 10-Q for the quarterly periods ended September 30, 2021, June 30, 2021, and March 31, 2021.

The following tables present the effects of the aforementioned revisions on our consolidated statements of operations for the years ended December 31, 2020 and 2019.

Consolidated Statements of Operations

	Year Ended December 31, 2020			Year Ended December 31, 2019
in thousands	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Cost of goods sold
Product and license	$41,820	$4,193	$46,013	$63,393	$3,684	$67,077
Total cost of goods sold	63,439	4,193	67,632	81,962	3,684	85,646

Gross profit	152,252	(4,193)	148,059	171,522	(3,684)	167,838

Operating costs
Sales and marketing	60,856	(4,193)	56,663	61,503	(3,684)	57,819
Total operating costs	157,510	(4,193)	153,317	157,333	(3,684)	153,649

Note 4 – Inventories, net

Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the FIFO method.

Inventories, net are comprised of the following:

	2021	2020

	(in thousands)
Component parts	$3,841	$5,439
Work-in-process and finished goods	6,504	7,654
Total	$10,345	$13,093

Note 5 – Revenue

We recognize revenue in accordance with ASC 606 “Revenue from Contracts with Customers” (“Topic 606”), as described below.

Disaggregation of Revenues

The following tables present our revenues disaggregated by major products and services, geographical region and timing of revenue recognition.

Revenue by major products and services (in thousands)

	Years ended December 31,
	2021	2020	2019

Hardware products	$79,501	$81,849	$127,005
Software licenses	40,857	51,137	56,308
Subscription	38,213	27,788	22,280
Professional services	4,634	5,689	5,759
Maintenance, support, and other	51,276	49,228	42,132
Total Revenue	$214,481	$215,691	$253,484

Revenue by location of customer for the years ended December 31, 2021, 2020, and 2019 (in thousands)

	EMEA	Americas	APAC	Total
Total Revenue:
2021	$104,878	$68,646	$40,957	$214,481
2020	$117,086	$53,171	$45,434	$215,691
2019	$145,942	$61,577	$45,965	$253,484

Percent of Total:
2021	49%	32%	19%	100%
2020	54%	25%	21%	100%
2019	58%	24%	18%	100%

Timing of revenue recognition (in thousands)

	Years ended December 31,
	2021	2020	2019
Products and Licenses transferred at a point in time	$120,358	$132,986	$183,313
Services transferred over time	94,123	82,705	70,171
Total Revenue	$214,481	$215,691	$253,484

Contract balances (in thousands)

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	December 31,
in thousands	2021	2020
Receivables, inclusive of trade and unbilled	$56,612	$57,537
Contract Assets (current and non-current)	$4,889	$9,079
Contract Liabilities (Deferred Revenue current and non-current)	$63,742	$55,147

Contract assets relate primarily to multi-year term license arrangements and the remaining contractual billings. These contract assets are transferred to receivables when the right to billing occurs, which is normally over 1-5 years. The contract liabilities primarily relate to the advance consideration received from customers for subscription and maintenance services. Revenue is recognized for these services over time.

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

Revenue recognized during the year ended December 31, 2021 included $41.3 million that was included on the December 31, 2020 balance sheet in contract liabilities. Deferred revenue increased in the same period due to timing of annual renewals.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

in thousands	2022	2023	2024	Beyond 2024	Total
Future revenue related to current unsatisfied performance obligations	$31,626	$15,608	$7,514	$2,498	$57,246

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

The following tables provide information related to the capitalized costs and amortization recognized in the current and prior period:

in thousands	December 31, 2021	December 31, 2020
Capitalized costs to obtain contracts, current	$2,134	$1,222
Capitalized costs to obtain contracts, non-current	$8,675	$5,464

	Twelve months ended December,
in thousands	2021	2020
Amortization of capitalized costs to obtain contracts	$1,555	$904
Impairments of capitalized costs to obtain contracts	$-	$-

Note 6 – Goodwill

Goodwill activity for the two years ended December 31, 2021 consisted of the following:

in thousands
Net balance at December 31, 2019	$94,612
Net foreign currency translation	2,940
Net balance at December 31, 2020	$97,552
Net foreign currency translation	(1,378)
Net balance at December 31, 2021	$96,174

Certain portions of goodwill are denominated in local currencies and are subject to currency fluctuations. No impairment of goodwill was recorded during the years ended December 31, 2021, 2020, or 2019.

Note 7 – Intangible Assets

Intangible asset activity for the two years ended December 31, 2021 is detailed in the following table;

in thousands	Acquired Technology	Customer Relationships	Other	Total Intangible Assets
Net balance at December 31, 2019	$5,454	26,884	3,871	36,209
Additions	46	—	87	133
Disposals	—	—	(58)	(58)
Net foreign currency translation	53	(58)	39	34
Amortization expense	(3,276)	(3,626)	(2,220)	(9,122)
Net balance at December 31, 2020	2,277	23,200	1,719	27,196
Additions	15	—	20	35
Disposals	—	—	(21)	(21)
Net foreign currency translation	2	(46)	(8)	(52)
Amortization expense	(1,541)	(3,993)	(354)	(5,888)
Net balance at December 31, 2021	$753	$19,161	$1,356	$21,270

December 31, 2021 balance at cost	$43,034	$39,814	$13,549	$96,397
Accumulated amortization	(42,281)	(20,653)	(12,193)	(75,127)
Net balance at December 31, 2021	$753	$19,161	$1,356	$21,270

Certain intangible assets are denominated in local currencies and are subject to currency fluctuations.

Expected amortization of the intangible assets for the years ended:

December 31, 2022	$4,678
December 31, 2023	4,049
December 31, 2024	4,046
December 31, 2025	3,046
December 31, 2026	2,327
Thereafter	2,368
Subject to amortization	20,514
Trademarks	756
Total intangible assets	$21,270

Note 8 – Property and Equipment

The major classes of property and equipment are as follows:

in thousands	December 31, 2021	December 31, 2020
Office equipment and software	$14,327	$13,540
Leasehold improvements	10,296	10,593
Furniture and fixtures	4,223	3,827
Total	28,846	27,960
Accumulated depreciation	(18,089)	(16,125)
Property and equipment, net	$10,757	$11,835

Depreciation expense was $3.0 million, $2.9 million, and $2.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Note 9 – Fair Value Measurements

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

The Company classifies its investments in debt securities as available-for-sale. We review available-for-sale debt securities for impairments related to losses and other factors each quarter. The unrealized gains and losses on the available-for-sale debt securities were not material as of December 31, 2021 and December 31, 2020.

The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies, as defined in ASC 820, Fair Value Measurements. The fair value hierarchy consists of the following three levels:

●	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived primarily from or corroborated by observable market data.
●	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following tables summarize assets that are measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020:

		Fair Value Measurement at Reporting Date Using
in thousands	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Notes	$4,038	-	$4,038	-
Corporate Notes / Bonds	$9,585	-	$9,585	-
Commercial Paper	$8,996	-	$8,996	-
U.S. Treasury Bills	$9,990	-	$9,990	-
U.S. Government Agencies	$2,499	-	$2,499	-

		Fair Value Measurement at Reporting Date Using
in thousands	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Notes	$4,951	-	$4,951	-
Corporate Notes / Bonds	$8,780	-	$8,780	-
Commercial Paper	$4,098	-	$4,098	-
U.S. Treasury Bills	$5,292	-	$5,292	-
U.S. Government Agencies	$3,738	-	$3,738	-

Note 10 – Allowance for Credit Losses

The change in the allowance for credit losses during the years ended December 31, 2020 and 2021 were as follows:

in thousands
Balance at December 31, 2019	$2,524
Impact of ASU 2016-13 adoption	288
Balance at January 1, 2020	2,812
Provision	2,306
Write-offs	(994)
Net foreign currency translation	11
Balance at December 31, 2020	$4,135
Provision	(16)
Write-offs	(2,689)
Net foreign currency translation	(11)
Balance at December 31, 2021	$1,419

During the year ended December 31, 2021, we wrote off $2.7 million of accounts receivable that were fully reserved for and no longer deemed collectible.

Note 11 – Leases

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

Operating lease cost details for the years ended December 31, 2021, December 31, 2020, and December 31, 2019 are as follows:

	Years ended December 31,
	2021	2020	2019

	(in thousands)
Building rent	$2,564	$2,978	$3,397
Automobile rentals	1,505	1,576	1,531
Total net operating lease costs	$4,069	$4,554	$4,928

Short-term lease costs and variable lease costs recognized during the years ended December 31, 2021, December 31, 2020, and December 31, 2019 are immaterial.

Supplemental consolidated balance sheet information related to our operating leases is as follows:

	December 31, 2021	December 31, 2020
in thousands
Leases
Assets	9,197	11,356
Operating lease right-of-use assets	$9,197	$11,356

Liabilities
Current
Operating lease liabilities	$2,476	$2,855

Noncurrent
Operating lease liabilities	10,180	12,399
Total lease liabilities	$12,656	$15,254

The weighted average remaining lease term for our operating leases is 6.4 years. The weighted-average discount rate for our operating leases is 5%.

Supplemental consolidated cash flow information related to leases is as follows:

	Years ended December 31,
	2021	2020	2019

	(in $ thousands)
Supplemental cash flow and other information related to leases:

Operating cash payments from operating leases	$3,630	$3,835	$3,731

ROU assets obtained in exchange for new operating lease liabilities	$589	$3,549	$4,924

Maturities of our operating leases are as follows:

As of December 31, 2021
(in $ thousands)
2022	$3,040
2023	2,599
2024	1,823
2025	1,693
2026	1,629
Later years	4,352
Less imputed interest	(2,480)
Total lease liabilities	$12,656

Note 12 – Quarterly Results of Operations (unaudited)

The quarterly results of operations are summarized in the following select income statement line items:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2021
Total revenues	$50,775	$52,277	$52,276	$59,153
Product and license cost of goods sold (1.)	10,752	10,565	9,502	15,377
Gross profit	34,242	34,831	36,395	37,467
Sales and marketing expense (1.)	17,168	15,021	14,449	16,092
Operating costs	43,536	43,690	38,411	43,426
Operating income (loss)	(9,294)	(8,859)	(2,016)	(5,959)
Provision (benefit) for income taxes	(501)	(1,143)	(762)	6,847
Net income (loss)	(9,151)	(6,685)	(975)	(13,773)
Net income/(loss) per share:
Basic	$(0.23)	$(0.17)	$(0.02)	$(0.35)
Diluted	$(0.23)	$(0.17)	$(0.02)	$(0.35)

2020
Total revenues	$56,370	$54,954	$51,439	$52,928
Product and license cost of goods sold (1.)	11,764	13,689	11,071	9,489
Gross profit	39,274	35,616	34,954	38,215
Sales and marketing expense (1.)	13,833	13,581	13,569	15,680
Operating costs	38,449	37,303	37,309	40,256
Operating income (loss)	825	(1,687)	(2,355)	(2,041)
Provision (benefit) for income taxes	690	973	95	277
Net income (loss)	4	(2,025)	(1,678)	(1,756)
Net income/(loss) per share:
Basic	$(0.00)	$(0.05)	$(0.04)	$(0.04)
Diluted	$(0.00)	$(0.05)	$(0.04)	$(0.04)

(1.) We have revised certain period previously issued financial statements to reflect immaterial reclassification adjustments of expenses directly attributable to the production and distribution of hardware products. Certain sales and marketing expenses were reclassified to product and license cost of goods sold. For the first, second, and third quarters of 2021, product and license cost of goods sold increased by $1.2 million, $1.0 million, and $1.0 million, respectively. For the first, second, and third quarters of 2021, gross profit, sales and marketing expense, and total operating costs decreased by $1.2 million, $1.0 million, and $1.0 million, respectively.

For the first, second, third and fourth quarters of 2020, product and license cost of goods sold increased by $1.0 million, $1.1 million, $1.0 million and $1.0 million, respectively. For the first, second, third and fourth quarters of 2020, gross profit, sales and marketing expense, and total operating costs decreased by $1.0 million, $1.1 million, $1.0 million and $1.0 million, respectively.

The adjustments had no impact on previously reported revenue or net income. See Note 3 – Revision of Previously Issued Financial Statements for additional detail.

Note 13 – Income Taxes

Income (loss) before income taxes was generated in the following jurisdictions:

	For the year ended December 31,
	2021	2020	2019

U.S.	$(15,056)	$1,046	$3,223
Non-U.S.	(11,087)	(4,466)	11,186
Total	$(26,143)	$(3,420)	$14,409

For the years ended December 31, 2021, 2020, and 2019, domestic income excludes intercompany dividend income of $0 million, $38.0 million, and $6.3 million, respectively. The provision (benefit) for income taxes consists of the following:

	For the year ended December 31,
	2021	2020	2019
Current:
Federal	$(11)	$1,715	$433
State	(23)	49	107
Foreign	2,478	1,758	7,629
Total current	2,444	3,522	8,169

Deferred:
Federal	3,774	1,385	(970)
State	(3)	(24)	24
Foreign	(1,774)	(2,848)	(678)
Total deferred	1,997	(1,487)	(1,624)
Total	$4,441	$2,035	$6,545

For 2021, 2020, and 2019, our U.S. federal statutory rate was 21%. The differences between the income tax provisions computed using the statutory federal income tax rate and the provisions for income taxes reported in the consolidated statements of operations are as follows:

	For the year ended December 31,
	2021	2020	2019

Expected tax at statutory rate	$(5,490)	$(718)	$3,026
Foreign taxes at other rates	307	(309)	(914)
Valuation allowance changes	15,019	2,617	2,042
Global intangible low-taxed income inclusion	—	339	(27)
State income taxes, net of federal benefit	(811)	32	108
Uncertain tax positions	12	235	1,845
Research credits	(3,466)	(1,029)	—
Disallowed expenses and other	(1,130)	868	465
Total	$4,441	$2,035	$6,545

Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2021	2020
Deferred tax assets:
Stock and long-term compensation plans	$1,337	$2,450
Foreign NOL & other carryforwards	38,153	29,267
US and state NOL carryforwards	5,539	718
Deferred revenue	2,068	671
Pension liability	1,547	2,074
Amortization and depreciation	257	167
Lease liability	3,171	3,837
Accrued expenses and other	1,157	1,264
Total gross deferred tax assets	53,229	40,448
Less: Valuation allowance	(34,979)	(19,992)
Net deferred income tax assets	$18,250	$20,456

Deferred tax liabilities:
Accruals	$231	$286
Tax on unremitted foreign earnings	1,357	1,809
Right of use asset	2,872	3,251
Intangible assets	5,225	6,135
Tax on credits	3,439	2,241
Contract acquisition costs	2,626	1,616
Deferred tax liabilities	$15,750	$15,338

Net deferred tax assets (liabilities)	$2,500	$5,118

Deferred tax assets and liabilities are netted by tax jurisdiction.

At December 31, 2021, we had foreign and state net operating loss (NOL) carryforwards and other foreign deductible carryforwards as shown in the following table:

	Carryforward	Expiration
NOL Carryforward
Canada	$40,759	2027-2039
United States	19,113	None
United Kingdom	9,730	None
Switzerland	10,688	2028
Other foreign	6,501	None
Canada province	40,730	2027-2039
U.S. states	21,091	2021-2041
	148,612
Other Carryforwards
United States credit	390	2031
Canada	36,141	None
Canada province	50,272	None
Capital loss	407	None
Canada credits	7,227	2023-2041
Canada province credits	3,052	2036-2041
	97,489

	$246,101

The valuation allowance against the net deferred tax assets as of December 31, 2021 and 2020 was $35.0 million and $20.0 million, respectively.

The Company recorded changes in valuation allowance of $15.0 million and $2.7 million, as of December 31, 2021 and 2020, respectively, against deferred tax assets that, based on Management’s assessment are considered not to be more likely than not to be realized. The increase in the valuation allowance in 2021 reflects Net Operating Losses (“NOLs”), other deduction carryforwards, and credits for which the realization is not more likely than not. The change in valuation allowance also reflects other factors including, but not limited to, changes in Management’s assessment of the ability to use existing deferred tax assets, including NOLs and other deduction carryforwards.

Management assesses the need for a valuation allowance on a regular basis, weighing all positive and negative evidence to determine whether a deferred tax asset will be fully or partially realized. In evaluating the realizability of deferred tax assets, significant pieces of negative evidence such as 3-year cumulative losses are considered. Management also reviewed reversal patterns of temporary differences to determine if the Company would have sufficient taxable income due to the reversal of temporary differences to support the realization of deferred tax assets. In 2021 Management made the decision to establish a valuation allowance against certain deferred tax assets in jurisdictions that were not previously valued as the deferred tax assets were no longer more likely than not to be realized. Management continues to maintain a valuation allowance against certain deferred tax assets in other jurisdictions where assets had been previously valued. For all other remaining deferred tax assets, Management believes it is still more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Our policy is to record interest and penalties on income taxes as income tax expense. We provided less than $0.1 million in 2021, less than $0.1 million in 2020 and $0.2 million during 2019.

ASC 740, Income Taxes sets a “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions. As of December 31, 2021, 2020, and 2019, we had reserves of $0.5 million, $0.5 million, and $2.9 million, respectively.

	As of year ended December 31,
	2021	2020	2019
Reserve at beginning of year	$500	$2,923	$427
Increases related to prior year tax positions	12	277	2,500
Decreases related to prior year tax positions	—	(37)	—
Lapse of statute of limitations	—	—	(4)
Settlement	—	(2,663)	—
Total	$512	$500	$2,923

We file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. We are subject to examination of our income tax returns by the IRS and other tax authorities.

We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management's expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. Included in the balance of unrecognized tax benefits as of December 31, 2021 is $0.5 million, of tax benefits that, if recognized, would affect the effective tax rate.

We estimate that our unrecognized tax benefits as of December 31, 2021 could decrease by as much as $0.5 million in the next 12 months.

Our primary tax jurisdictions and the earliest tax year subject to audit are presented in the following table.

Australia	2013
Austria	2015
Belgium	2017
Canada	2017
Netherlands	2016
Singapore	2016
Switzerland	2019
United Kingdom	2019
United States	2017

Note 14  – Stock Compensation Plans

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

As of December 31, 2021, the remaining number of shares allowed to be issued under the Plan was 3.4 million shares of the company’s common stock, representing 9% of the issued and outstanding shares of the company as of such date.

The following table details long-term compensation plan and stock-based compensation expense for the years ended December 31, 2021, 2020, and 2019.

	For the year ended December 31,
	2021	2020	2019
in thousands
Stock-based compensation	$4,354	$4,740	$3,368
Other long-term incentive plan compensation	848	1,262	1,955
Total compensation	$5,202	$6,002	$5,323

Time-Based Restricted Stock Awards (sharecounts in thousands)

Time-based restricted stock awards granted to certain executive officers under the OneSpan Inc. 2009 Equity Plan vest in equal semi-annual installments over four years. Awards granted to certain other employees vest ratably over a four-year period with the first one-fourth of the grant vesting one year after the date of the grant. Shares are subject to forfeiture if the service period requirement is not met. Compensation expense was $0.3 million, $0.7 million, and $0.5 million for 2021, 2020, and 2019, respectively. Tax benefit related to the compensation expense was less than $0.1 million, $0.2 million, and $0.2 million for 2021, 2020, and 2019, respectively. The following table summarizes the time-based restricted stock activity for the year ended December 31, 2021.

		Weighted-	Weighted-
		average	average
		remaining	grant date
(in thousands)	Shares	term (years)	fair value
Outstanding at January 1, 2021	56	0.89	$14.60
Shares vested	(40)		14.91
Shares forfeited	(9)		14.91
Outstanding at December 31, 2021	7	0.42	$16.23

The unamortized future compensation expense for time-based restricted stock awards was less than $0.1 million at December 31, 2021.

Time-Based Restricted Stock Units (sharecounts in thousands)

Beginning in 2019, under the OneSpan Inc. 2019 Omnibus Incentive Plan, the company grants certain eligible employees RSUs that settle in Company stock. RSUs granted to non-employee directors vest on the first anniversary date of the grant. Awards granted to certain executive officers vest in equal semi-annual installments over four years. Awards granted to certain other employees vest over two-year to four-year period. Shares are subject to forfeiture if the service period is not met. Compensation expense was $3.7 million, $2.5 million, and $1.0 million for 2021, 2020, and 2019, respectively, and the related tax benefit was $0.1 million, $0.5 million, and $0.3 million, respectively. The following table summarizes the time-based restricted stock activity for the year ended December 31, 2021:

		Weighted-	Weighted-
		average	average
		remaining	grant date
(in thousands)	Shares	term (years)	fair value
Unearned, January 1, 2021	379	2.55	$16.87
Shares vested	(196)		18.50
Shares awarded	573		21.21
Shares forfeited	(197)		20.51
Unearned, December 31, 2021	559	3.08	$19.30

The unamortized future compensation expense for time-based restricted stock awards was $9.0 million at December 31, 2021.

Performance-Based Restricted Stock Units settled in stock (sharecounts in thousands)

Performance-based restricted stock units granted to executive officers and certain other employees were subject to achievement of three year performance criteria established by the Board of Directors Under certain grants, earned shares related to three-year targets cliff vest upon fulfillment of the performance criteria and completion of the three-year period and per recommendation of the Compensation Committee of the OneSpan Inc. Board of Directors (“Compensation Committee”). Shares are subject to forfeiture if the performance criteria and service period are not met.

The restricted stock units subject to achievement of future performance criteria awarded during the year ended December 31, 2021 will be earned if the performance criteria and service period are met at the end of the three-year performance period. None of the restricted stock units subject to the achievement of future performance criteria awarded during the year ended December 31, 2020 were earned, and the related expense was reversed during the year ended December 31, 2020. Certain restricted stock units subject to the achievement of future performance criteria awarded during the year ended December 31, 2019 are not expected to be earned. The compensation cost recorded for 81 unvested shares issued during the year ended December 31, 2019 subject to performance criteria no longer considered probable of achievement was reversed during the year ended December 31, 2020. Approximately 9 additional restricted stock units issued during the year ended December 31, 2019, subject to the achievement of performance criteria, are no longer considered probable of achievement and the related compensation expense will be reversed upon recommendation of the Compensation Committee.

Compensation expense in 2021, 2020, and 2019 was $0.3 million, $1.1 million, and $1.8 million. Tax benefit related to the compensation expense was less than $0.1 million, $0.2 million, and $0.2 million for 2021, 2020, and 2019, respectively.

The following table summarizes activity related to unvested performance restricted stock shares during 2021:

		Weighted-	Weighted-
	Total	average	average
	Unvested	remaining	grant date
(in thousands)	Shares	term (years)	fair value
Unearned, January 1, 2021	459	0.83	$15.29
Shares vested	(93)		15.16
Shares awarded	144		24.92
Shares forfeited	(389)		17.09
Unearned, December 31, 2021	121	3.29	$17.30

Unamortized future compensation expense for performance-based restricted stock was $0.6 million at December 31, 2021.

Market-Based Restricted Stock Units settled in stock (sharecounts in thousands)

Market-based restricted stock units granted to executive officers and certain other employees were subject to achievement of three year market-based performance criteria established by the Board of Directors Under certain grants, earned shares related to three-year targets cliff vest upon fulfillment of the market-based performance criteria and completion of the three-year period. Shares are subject to forfeiture if the performance criteria and service period are not met. Compensation expense for the years ended December 31, 2021 and December 31, 2020 was less than $0.1 million and $0.4 million, respectively, and the related tax benefit was $0 million and $0.1 million, respectively.

The following table summarizes activity related to unvested market and service restricted stock units settled in stock:

		Weighted-	Weighted-
		average	average
		remaining	grant date
(in thousands)	Shares	term (years)	fair value
Unearned, January 1, 2021	52	2.00	$28.44
Shares awarded	291		20.09
Shares forfeited	(60)		32.17
Unearned, December 31, 2021	283	3.43	$19.06

Unamortized future compensation expense for market-based restricted stock was $4.4 million at December 31, 2021.

Note 15 – Earnings per Common Share (sharecounts in thousands)

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive. Because the Company is in a net loss position for the years ended December 31, 2021 and December 31, 2020, diluted net loss per share for these periods exclude the effects of all common stock equivalents, which are anti-dilutive. For the year ended December 31, 2019, the anti-dilutive effect of our securities is immaterial.

A reconciliation of the shares included in the basic and fully diluted earnings per share calculations is as follows:

	For the year ended December 31,
in thousands, except per share data	2021	2020	2019
Net loss	$(30,584)	$(5,455)	$7,864
Weighted average common shares outstanding:
Basic	39,614	40,035	40,050
Incremental shares with dilutive effect:
Restricted stock awards	—	—	86
Diluted	39,614	40,035	40,136

Net loss per share:
Basic	$(0.77)	$(0.14)	$0.20
Diluted	$(0.77)	$(0.14)	$0.20

Note 16 – Employee Benefit Plans

U.S. Plan

We maintain a defined contribution pension plan for U.S. employees established pursuant to Section 401(k) of the Internal Revenue Code. The plan allows voluntary employee contributions and discretionary employer contributions. For the years ended December 31, 2021, 2020, and 2019, we expensed contributions of $0.3 million, $0.3 million, and $0.3 million, respectively.

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

We also maintain a pension plan for our Belgian employees, in compliance with Belgian law. Contributions to Belgium plans are paid by the employees and the employer. Certain features of the plans require them to be categorized as defined benefit plans under ASC 715 due to Belgian social legislation, which prescribed a minimum annual return of 1.8% on employer contributions and 1.8% for employee contributions. The plan assets are held in guaranteed investment contracts.

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

Components of net periodic pension cost included in earnings:

	Year ended December 31,
	2021	2020	2019

Service cost (gross)	$1,587	$1,549	$1,164
Interest cost	53	106	234
Expected return on plan assets	(302)	(271)	(242)
Amortization of unrecognized actuarial gain	(12)	(40)	(22)
Net periodic pension cost	$1,326	$1,344	$1,134

The net unfunded status of the Non-U.S. pension plans is as follows:

	As of December 31,
	2021	2020
Fair value of plan assets	$17,394	$17,290
Projected benefit obligation	(24,855)	(27,431)
Net unfunded benefit obligation	$(7,461)	$(10,141)

Net unfunded benefit obligation is recorded as other long-term liabilities in our consolidated Balance Sheets.

The change in the fair value of plan assets is as follows:

	Year ended December 31,
	2021	2020

Fair value of plan assets at January 1	$17,290	$14,159
Employee contributions	499	512
Actual return on plan assets	46	441
Benefits (paid), net of transfers	(492)	(251)
Employer contributions	1,049	1,088
Foreign exchange adjustment	(998)	1,341
Fair value of plan assets at December 31	$17,394	$17,290

The change in benefit obligations is as follows:

	Year ended December 31,
	2021	2020

Benefit obligations at January 1	$27,431	$21,759
Gross service cost	1,587	1,549
Interest cost	53	106
Employee contributions	499	512
Actuarial (gains)/losses	(2,185)	1,694
Plan amendment	(432)	—
Benefits (paid), net of transfers	(492)	(251)
Foreign exchange adjustment	(1,606)	2,062
Benefit obligations at December 31	$24,855	$27,431

The decrease in benefit obligations at December 31, 2021 compared to December 31, 2020 was primarily driven by service costs, actuarial gains and foreign exchange adjustments, driven by the weakened Euro and Swiss Franc currencies. The increase in benefit obligations at December 31, 2020 compared to December 31, 2019 was primarily driven by an increase in actuarial losses and the impact of foreign exchange adjustments.

Our investment policy meets our responsibility under local social legislation and aligns plan assets with liabilities, while minimizing risk. For the years ended December 31, 2021 and 2020, plan assets are invested in guaranteed investment contracts. Fair value of guaranteed investment contracts is surrender value. Fair value for the year ended December 31, 2021 was determined using Level 3 inputs as defined by ASC 820, Fair Value Measurements. Changes in our plan assets are attributable to benefit payments and contributions as we have not actively traded our assets during the years ended December 31, 2021 and December 31, 2020.

Other

The accumulated benefit obligation for the plans were $22.9 million and $25.1 million as of December 31, 2021 and 2020, respectively.

The Company expects to pay approximately $1.0 million of contributions over the next twelve months.

The amounts reclassified out of other comprehensive income during the years ended December 31, 2021, 2020, and 2019 were not material.

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

The following weighted-average assumptions between all plans were utilized in the pension calculations:

	As of December 31,
	2021			2020

	(%)
Discount rates	0.20	-	0.90	0.05	-	0.60
Inflation	0.90	-	1.90	0.90	-	1.80
Expected return on plan assets	1.25	-	2.00	1.25	-	2.00
Rate of salary increases	1.90	-	2.80	1.90	-	2.80

Projected future pension benefits as of December 31, 2021:

2022	$872
2023	719
2024	628
2025	769
2026	1,393
Beyond	4,579

Note 17 – Geographic, Customer and Supplier Information

We classify our sales by our customers’ locations in three geographic regions: 1) EMEA, which includes Europe, the Middle East, and Africa; 2) the Americas, which includes sales in North, Central, Latin and South America and Canada; and 3) Asia Pacific, which includes Australia and India.

We have recast the below EMEA gross profit amounts for the years ended December 31, 2020 and 2019 for immaterial errors, consistent with the impacts disclosed in Note 3 – Revision of Previously Issued Financial Statements. For the years ended December 31, 2020 and 2019, EMEA gross profit decreased by $4.2 million and $3.7 million, respectively.

	Europe,
	Middle East,
	Africa (EMEA)	Americas	Asia Pacific	Total
2021
Revenue	$104,878	$68,646	$40,957	$214,481
Gross profit	69,893	45,747	27,295	142,935
Long-lived assets	5,978	13,634	342	19,954

2020
Revenue	$117,086	$53,171	$45,434	$215,691
Gross profit	78,456	37,532	32,071	148,059
Long-lived assets	7,482	14,968	741	23,191

2019
Revenue	$145,942	$61,577	$45,965	$253,484
Gross profit	95,069	41,667	31,102	167,838
Long-lived assets	8,085	13,240	709	22,034

For the years 2021, 2020, and 2019, our top 10 customers contributed 22%, 21% and 29%, respectively, of total worldwide revenue. The majority of our hardware products are assembled by four independent factories in China and one independent factory in Romania.

Note 18 – Commitments and Contingencies

The company leases office space and automobiles under operating lease agreements. See Note 11 – Leases for future minimum rental payments required under non-cancelable leases.

At December 31, 2021, we have purchase obligations of $45.6 million, including $15.4 million of inventory purchase obligations which are expected to be consummated in the next 12 months, $26.9 million of committed hosting arrangements which will be used in the next one to three years, and $3.3 million for other software agreements related to the administration of our business which range from one to three years.

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

We include various types of indemnification clauses in our customer agreements. These indemnifications may include, but are not limited to, infringement claims related to our intellectual property, direct damages and consequential damages. The type and amount of such indemnifications vary substantially based on our assessment of risk and reward associated with each agreement. We believe the estimated fair value of these indemnification clauses is minimal, and we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. We have no liabilities recorded for these clauses as of December 31, 2021.

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

From time to time, we have been involved in litigation and claims incidental to the conduct of our business, such as compensation claims from current or former employees or commercial disputes with vendors. We expect that to continue. Excluding matters specifically disclosed above, we are not a party to any lawsuit or proceeding that, in management’s opinion, is likely to have a material adverse effect on its business, financial condition or results of operations.

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

Note 19 – Restructuring Plan

During the fourth quarter of 2021, the Board approved a restructuring plan (“Plan”) designed to advance the Company’s operating model, streamline its business, and enhance its capital resources. The Plan began the first of two phases constituting a multi-year strategic plan on December 16, 2021. The Company did not take any actions or record any charges in connection with the Plan during the year ended December 31, 2021.

Note 20 – Related Party

Agreements with Related Parties

The Company entered into an agreement to provide e-signature and secure agreement automation services to Cox Automotive in the fourth quarter of 2020. Marianne Johnson is an Executive Vice President and the Chief Product Officer at Cox Automotive. Ms. Johnson has served on the OneSpan Board of Directors since March 2020. The amount of revenue recognized for e-signature and secure agreement automation services during the years ended December 31, 2021 and 2020 was $0.3 million and $0.1 million, respectively, and is included in subscription revenue. The amount receivable as of December 31, 2021 and 2020 was $0 million and $0.4 million.

The company purchases subscription SMS services from Twilio, Inc. Marc Boroditsky is the Chief Revenue Officer of Twilio, Inc. and has a direct ownership interest in Twilio, Inc. Mr. Boroditsky has served on the OneSpan Board of Directors since June 2020. The total amount paid to Twilio, Inc. during the year ended December 31, 2021 was $0.8 million and is included in cost of goods sold. The amount payable at December 31, 2021 was less than $0.1 million. The total amount paid to Twilio, Inc. during the year ended December 31, 2020 was $0.4 million and the amount payable at December 31, 2020 was less than $0.1 million

Note 21 – Subsequent Events

As mentioned in Note 2 – Summary of Significant Accounting Policies, we had an equity interest of 17% in Promon AS as of December 31, 2021. Promon is a technology company headquartered in Norway that specializes in mobile app security, whose solutions focus largely on Runtime Application Self-Protection (RASP). We integrate Promon’s RASP technology into our software solutions, which are licensed to our customers.

On January 31, 2022, we sold our equity interest in Promon for $18.9 million, and will record the gain on sale of $14.8 million in other income (expense) on the Consolidated Statement of Operations during the three months ended March 31, 2022.

We intend to continue to purchase and integrate Promon’s RASP technology into our customer software solutions.

SCHEDULE II

ONESPAN INC.

VALUATION AND QUALIFYING ACCOUNTS

Credit losses for trade receivables.

			Provision		Foreign
	Beginning		for Bad		Currency	Ending
	Balance		Debts	Chargeoffs	Translation	Balance
For the year ended December 31,
2021	$4,135		(16)	(2,689)	(11)	$1,419
2020	$2,812	(1)	2,306	(994)	11	$4,135
2019	$1,152		2,215	(843)	—	$2,524

(1)	Includes the $288 impact of the initial ASU 2016-13 adoption on January 1, 2020.

See accompanying independent auditors’ report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2022.

OneSpan Inc.

/s/ Matthew P. Moynahan
Matthew P. Moynahan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated on February 22, 2022.

POWER OF ATTORNEY

Each of the undersigned, in his capacity as an officer or director, or both, as the case may be, of OneSpan Inc. does hereby appoint Matthew Moynahan, and each of them severally, his true and lawful attorneys or attorney to execute in his name, place and stead, in his capacity as director or officer, or both, as the case may be, this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and any and all amendments thereto and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission. Each of said attorneys shall have power to act hereunder with or without the other attorney and shall have full power and authority to do and perform in the name and on behalf of each of said directors or officers, or both, as the case may be, every act whatsoever requisite or necessary to be done in the premises, as fully and to all intents and purposes as to which each of said officers or directors, or both, as the case may be, might or could do in person, hereby ratifying and confirming all that said attorneys or attorney may lawfully do or cause to be done by virtue hereof.

SIGNATURE	TITLE

/s/ Matthew P. Moynahan Matthew P. Moynahan	President and Chief Executive Officer (Principal Executive Officer)

/s/ Jan Kees van Gaalen Jan Kees van Gaalen	Interim Chief Financial Officer (Principal Financial Officer)

/s/ John Bosshart John Bosshart	Chief Accounting Officer (Principal Accounting Officer)

/s/ Alfred Nietzel Alfred Nietzel	Chairman

/s/ Marc D. Boroditsky Marc D. Boroditsky	Director

/s/ Garry Capers Garry Capers	Director

/s/ Sarika Garg Sarika Garg	Director

/s/ Jean K. Holley Jean K. Holley	Director

/s/ Marianne Johnson Marianne Johnson	Director

/s/ Michael McConnell Michael McConnell	Director

/s/ Marc Zenner Marc Zenner	Director