Form 10-Q
period 2022-03-31
OneSpan Inc.
filed 2022-05-03
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

There were 40,020,902 shares of Common Stock, $.001 par value per share, outstanding at April 29, 2022.

OneSpan Inc.

Form 10-Q

For the Quarter Ended March 31, 2022

OneSpan Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and equivalents	$83,645	$63,380
Short term investments	36,302	35,108
Accounts receivable, net of allowances of $2,292 in 2022 and $1,419 in 2021	35,704	56,612
Inventories, net	10,388	10,345
Prepaid expenses	7,656	7,594
Contract assets	5,410	4,694
Other current assets	9,591	9,356
Total current assets	188,696	187,089
Property and equipment, net	10,253	10,757
Operating lease right-of-use assets	8,849	9,197
Goodwill	94,586	96,174
Intangible assets, net of accumulated amortization	19,728	21,270
Deferred income taxes	3,679	3,786
Contract assets - non-current	318	195
Other assets	9,802	13,803
Total assets	$335,911	$342,271
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,231	$8,204
Deferred revenue	50,988	54,617
Accrued wages and payroll taxes	14,109	16,607
Short-term income taxes payable	735	1,103
Other accrued expenses	7,297	7,668
Deferred compensation	80	877
Total current liabilities	80,440	89,076
Long-term deferred revenue	7,326	9,125
Long-term lease liabilities	9,932	10,180
Other long-term liabilities	7,554	7,770
Long-term income taxes payable	5,054	5,054
Deferred income taxes	2,010	1,286
Total liabilities	112,316	122,491
Stockholders' equity
Preferred stock: 500 shares authorized, none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock: $.001 par value per share, 75,000 shares authorized; 40,613 and 40,593 shares issued; 40,021 and 40,001 shares outstanding at March 31, 2022 and December 31, 2021, respectively	40	40
Additional paid-in capital	100,975	100,250
Treasury stock, at cost, 592 and 592 shares outstanding at March 31, 2022 and December 31, 2021, respectively	(12,501)	(12,501)
Retained earnings	148,387	143,173
Accumulated other comprehensive loss	(13,306)	(11,182)
Total stockholders' equity	223,595	219,780
Total liabilities and stockholders' equity	$335,911	$342,271

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

(unaudited)

	March 31,
	2022	2021
Revenue
Product and license	$29,485	$28,445
Services and other	22,962	22,330
Total revenue	52,447	50,775

Cost of goods sold
Product and license	9,079	10,752
Services and other	6,690	5,781
Total cost of goods sold	15,769	16,533

Gross profit	36,678	34,242

Operating costs
Sales and marketing	15,895	17,168
Research and development	13,749	12,244
General and administrative	14,895	12,551
Amortization of intangible assets	1,382	1,573
Total operating costs	45,921	43,536

Operating loss	(9,243)	(9,294)

Interest income (expense), net	(17)	4
Other income (expense), net	15,647	(362)

Income (loss) before income taxes	6,387	(9,652)
Provision (benefit) for income taxes	1,173	(501)

Net income (loss)	$5,214	$(9,151)

Net income (loss) per share
Basic	$0.13	$(0.23)
Diluted	$0.13	$(0.23)

Weighted average common shares outstanding
Basic	39,577	39,996
Diluted	39,687	39,996

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended March 31,
	2022	2021
Net income (loss)	$5,214	$(9,151)
Other comprehensive loss
Cumulative translation adjustment, net of tax	(2,020)	(919)
Pension adjustment, net of tax	(25)	—
Unrealized losses on available-for-sale securities	(79)	(15)
Comprehensive income (loss)	$3,090	$(10,085)

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the three months ended March 31, 2022:

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury - Common Stock		Paid-In	Retained	Comprehensive	Stockholders'
Description	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2021	40,001	$40	592	(12,501)	$100,250	$143,173	$(11,182)	$219,780
Net income (loss)	—	—	—	—	—	5,214	—	5,214
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(2,020)	(2,020)
Restricted stock awards	34	—	—	—	1,360	—	—	1,360
Tax payments for stock issuances	(14)	—	—	—	(635)	—	—	(635)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	(79)	(79)
Pension adjustment, net of tax	—	—	—	—	—	—	(25)	(25)
Balance at March 31, 2022	40,021	$40	592	$(12,501)	$100,975	$148,387	$(13,306)	$223,595

For the three months ended March 31, 2021:

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury - Common Stock		Paid-In	Retained	Comprehensive	Stockholders'
Description	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2020	40,103	$40	250	(5,030)	$98,819	$173,731	$(10,220)	$257,340
Net income (loss)	—	—	—	—	—	(9,151)	—	(9,151)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	22	(919)	(897)
Restricted stock awards	248	—	—	—	1,342	—	—	1,342
Tax payments for stock issuances	(86)	—	—	—	(2,139)	—	—	(2,139)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	(15)	(15)
Pension adjustment, net of tax	—	—	—	—	—	—	—	—
Balance at March 31, 2021	40,265	$40	250	$(5,030)	$98,022	$164,602	$(11,154)	$246,480

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss) from operations	$5,214	$(9,151)
Adjustments to reconcile net loss from operations to net cash provided by (used in) operations:
Depreciation and amortization of intangible assets	2,097	2,310
Loss on disposal of assets	1	22
Gain on sale of equity-method investment	(14,810)	—
Deferred tax benefit	794	(732)
Stock-based compensation	1,360	1,342
Changes in operating assets and liabilities:
Accounts receivable	19,893	8,554
Allowance for doubtful accounts	666	34
Inventories, net	(260)	1,748
Contract assets	(904)	2,346
Accounts payable	(941)	140
Income taxes payable	(332)	(1,634)
Accrued expenses	(2,723)	3,090
Deferred compensation	(797)	(1,527)
Deferred revenue	(5,156)	322
Other assets and liabilities	(442)	(3,281)
Net cash provided by operating activities	3,660	3,583

Cash flows from investing activities:

Purchase of short term investments	(15,812)	(25,234)
Maturities of short term investments	14,500	7,565
Additions to property and equipment	(272)	(755)
Additions to intangible assets	(7)	(16)
Sale of equity-method investment	18,874	—
Net cash provided by (used in) investing activities	17,283	(18,440)

Cash flows from financing activities:
Tax payments for restricted stock issuances	(635)	(2,139)
Net cash used in financing activities	(635)	(2,139)

Effect of exchange rate changes on cash	(45)	(558)

Net increase (decrease) in cash	20,263	(17,554)
Cash, cash equivalents, and restricted cash, beginning of period	64,228	89,241
Cash, cash equivalents, and restricted cash, end of period (1.)	$84,491	$71,687

(1.)	End of period cash, cash equivalents, and restricted cash includes $0.8 million and $0.9 million of restricted cash at March 31, 2022 and March 31, 2021, respectively.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of OneSpan and its subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. All intercompany accounts and transactions have been eliminated. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022, particularly in light of the novel coronavirus (COVID-19) pandemic and its effects on domestic and global economies.

We continue to actively address the effects of the COVID-19 pandemic and its impact globally. During the three months ended March 31, 2022, we experienced lengthened sales cycles and supply chain constraints in connection with the COVID-19 pandemic. In prior periods, we also experienced reduced demand for certain of our hardware products and software solutions. While we hope that the negative consequences on our business associated with the COVID-19 pandemic will subside, we cannot predict the impact with certainty.

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

We evaluated the aggregate effects of the errors to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the errors were not material to the previously issued financial statements and disclosures included in our

Annual Reports on Form 10-K for the years ended December 31, 2021 and 2020, or for any quarterly periods included therein or through our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021.

The following table presents the effects of the aforementioned revisions on our unaudited condensed consolidated statement of operations for the three months ended March 31, 2022.

Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended March 31, 2021
in thousands	As Previously Reported	Adjustments	As Revised
Cost of goods sold
Product and license	$9,541	$1,211	$10,752
Total cost of goods sold	15,322	1,211	16,533

Gross profit	35,453	(1,211)	34,242

Operating costs
Sales and marketing	18,379	(1,211)	17,168
Total operating costs	44,747	(1,211)	43,536

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

Foreign Currency Translation and Transactions

The financial position and results of the operations of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other income (expense), net. Foreign exchange transaction losses aggregated $0.4 million for the three months ended March 31, 2022. Foreign exchange transaction losses aggregated $0.7 million for the three months ended March 31, 2021.

The financial position and results of our operations in Singapore, Switzerland, and Canada are measured in U.S. Dollars. For these subsidiaries, gains and losses that result from foreign currency transactions are included in the consolidated statements of operations in other income (expense), net.

Note 2 – Summary of Significant Accounting Policies

There have been no changes to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 22, 2022 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Cash, Cash Equivalents and Restricted Cash

We are in lease agreements that require letters of credit to secure the obligations. The restricted cash related to these letters of credit is recorded in other non-current assets on the Condensed Consolidated Balance Sheet in the amounts of $0.8 million and $0.8 million at March 31, 2022 and December 31, 2021, respectively.

Sale of Equity Method Investment

On January 31, 2022, we sold our equity interest in Promon AS (Promon) for $18.9 million, and recorded the gain on sale of $14.8 million in other income (expense) on the Condensed Consolidated Statement of Operations during the three months ended March 31, 2022. Promon is a technology company headquartered in Norway that specializes in mobile app security, whose solutions focus largely on Runtime Application Self-Protection (RASP).

Prior to January 31, 2022, we held a 17% interest in Promon and applied the equity method of accounting to our investment in Promon because we exercised significant influence, but not controlling interest, in the investee. Under the equity method of accounting, the Company’s proportionate share of the net earnings (losses) of Promon is reported in other income (expense), net in our condensed consolidated Statements of Operations. The impact of the proportionate share of net earnings (losses) were immaterial for the three months ended March 31, 2022 and 2021 as were the relative size of Promon’s assets and operations in relation to the Company’s.

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

Disaggregation of Revenues

The following tables present our revenues disaggregated by major products and services, geographical region and timing of revenue recognition.

Revenue by major products (in thousands)

	Three months ended March 31,
	2022	2021

Hardware products	$15,352	$17,668
Software licenses	14,133	10,777
Subscription	10,117	8,405
Professional services	900	1,402
Maintenance, support, and other	11,945	12,523
Total Revenue	$52,447	$50,775

Revenue by location of customer for the three months ended March 31, 2022 and 2021 (in thousands)

	EMEA	Americas	APAC	Total
Total Revenue:
2022	$24,876	$17,249	$10,322	$52,447
2021	$26,989	$16,528	$7,258	$50,775

Percent of Total:
2022	47%	33%	20%	100%
2021	53%	33%	14%	100%

Timing of revenue recognition (in thousands)

	Three Months ended March 31,
	2022	2021
Products and Licenses transferred at a point in time	$29,485	$28,445
Services transferred over time	22,962	22,330
Total Revenue	$52,447	$50,775

Contract balances (in thousands)

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	March 31,	December 31,
in thousands	2022	2021
Receivables, inclusive of trade and unbilled	$35,704	$56,612
Contract Assets (current and non-current)	$5,728	$4,889
Contract Liabilities (Deferred Revenue current and non-current)	$58,314	$63,742

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

Revenue recognized during the three months ended March 31, 2022 included $18.9 million that was included on the December 31, 2021 balance sheet in contract liabilities. Deferred revenue increased in the same period due to timing of annual renewals.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

in thousands	2022	2023	2024	Beyond 2024	Total
Future revenue related to current unsatisfied performance obligations	$26,140	$18,421	$9,547	$5,581	$59,689

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

The following tables provide information related to the capitalized costs and amortization recognized in the current and prior period:

in thousands	March 31, 2022	December 31, 2021
Capitalized costs to obtain contracts, current	$2,246	$2,134
Capitalized costs to obtain contracts, non-current	$8,781	$8,675

	Three months ended March 31,
in thousands	2022	2021
Amortization of capitalized costs to obtain contracts	$541	$310
Impairments of capitalized costs to obtain contracts	$-	$-

Note 4 – Inventories, net

Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the FIFO method.

Inventories, net are comprised of the following:

	March 31,	December 31,
	2022	2021

	(in thousands)
Component parts	$4,263	$3,841
Work-in-process and finished goods	6,125	6,504
Total	$10,388	$10,345

Note 5 – Goodwill

Goodwill activity for the three months ended March 31, 2022 consisted of the following:

in thousands
Net balance at December 31, 2021	$96,174
Net foreign currency translation	(1,588)
Net balance at March 31, 2022	$94,586

No impairment of goodwill was recorded during the three months ended March 31, 2022 or March 31, 2021.

Note 6 – Intangible Assets

Intangible asset activity for the three months ended March 31, 2022 is detailed in the following table.

in thousands	Acquired Technology	Customer Relationships	Other	Total Intangible Assets
Net balance at December 31, 2021	$753	$19,161	$1,356	$21,270
Additions	3	—	6	9
Net foreign currency translation	(11)	(155)	(3)	(169)
Amortization expense	(376)	(988)	(18)	(1,382)
Net balance at March 31, 2022	$369	$18,018	$1,341	$19,728

March 31, 2022 balance at cost	$42,903	$39,455	$13,542	$95,900
Accumulated amortization	(42,534)	(21,437)	(12,201)	(76,172)
Net balance at March 31, 2022	$369	$18,018	$1,341	$19,728

Certain intangible assets are denominated in functional currencies besides the U.S. dollar and are subject to currency fluctuations. No impairment of intangible assets was recorded during the three months ended March 31, 2022 or March 31, 2021.

Note 7 – Property and Equipment

The major classes of property and equipment are as follows:

in thousands	March 31, 2022	December 31, 2021
Office equipment and software	$14,502	$14,327
Leasehold improvements	10,236	10,296
Furniture and fixtures	4,198	4,223
Total	28,936	28,846
Accumulated depreciation	(18,683)	(18,089)
Property and equipment, net	$10,253	$10,757

Depreciation expense was $0.7 million and $0.7 million and for the three months ended March 31, 2022 and March 31, 2021, respectively.

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

The Company classifies its investments in debt securities as available-for-sale. In accordance with ASU 2016-13, Measurement of Credit Losses on Financial Instruments, we review available-for-sale debt securities for impairments related to losses and other factors each quarter. Unrealized gains and losses are recorded to other comprehensive income. The unrealized gains and losses on the available-for-sale debt securities were not material as of March 31, 2022 and December 31, 2021.

The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies, as defined in ASC 820, Fair Value Measurements. The fair value hierarchy consists of the following three levels:

●	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived primarily from or corroborated by observable market data.
●	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following tables summarize assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

		Fair Value Measurement at Reporting Date Using
in thousands	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Notes	$4,010	-	$4,010	-
Corporate Notes / Bonds	$9,378	-	$9,378	-
Commercial Paper	$9,959	-	$9,959	-
U.S. Treasury Bills	$12,955	-	$12,955	-

		Fair Value Measurement at Reporting Date Using
in thousands	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Notes	$4,038	-	$4,038	-
Corporate Notes / Bonds	$9,585	-	$9,585	-
Commercial Paper	$8,996	-	$8,996	-
U.S. Treasury Bills	$9,990	-	$9,990	-
U.S. Government Agencies	$2,499	-	$2,499	-

Note 9 – Allowance for credit losses

The changes in the allowance for credit losses during the three months ended March 31, 2022 were as follows:

in thousands
Balance at December 31, 2021	$1,419
Provision	875
Write-offs	19
Net foreign currency translation	(21)
Balance at March 31, 2022	$2,292

Note 10 – Leases

Operating lease cost details for the three months ended March 31, 2022 and 2021 are as follows:

	Three months ended
	March 31,
	2022	2021

	(in thousands)
Building rent	$575	$570
Automobile rentals	220	333
Total net operating lease costs	$795	$903

At March 31, 2022, the weighted average remaining lease term for our operating leases is 6.3 years. The weighted average discount rate for our operating leases is 5%.

During the three months ended March 31, 2022, there were $0.9 million of operating cash payments for lease liabilities, and $0.4 million of right-of use assets obtained in exchange for new lease liabilities.

Maturities of our operating leases are as follows:

As of March 31, 2022
(in $ thousands)
2022	$2,216
2023	2,627
2024	1,885
2025	1,776
2026	1,714
Later years	4,391
Less imputed interest	(2,333)
Total lease liabilities	$12,276

Note 11 – Income Taxes

Our estimated annual effective tax rate for 2022 before discrete items and excluding entities with a valuation allowance is expected to be approximately 23%. Our global effective tax rate is higher than the U.S. statutory tax rate of 21% primarily due to nondeductible expenses. Our ultimate tax expense will depend on the mix of earnings in various jurisdictions. Income taxes of $0.3 million were paid during the three months ended March 31, 2022.

Management assesses the need for a valuation allowance on a regular basis, weighing all positive and negative evidence to determine whether a deferred tax asset will be fully or partially realized. In evaluating the realizability of deferred tax assets, significant pieces of negative evidence such as 3-year cumulative losses are considered. Management also reviews reversal patterns of temporary differences to determine if the Company would have sufficient taxable income due to the reversal of temporary differences to support the realization of deferred tax assets.

Certain operations have incurred net operating losses (NOLs), which are currently subject to a valuation allowance. These NOLs may become deductible to the extent these operations become profitable. For each of our operations, we evaluate whether it is more likely than not that the tax benefits related to NOLs will be realized. As part of this evaluation, we consider evidence such as tax planning strategies, historical operating results, forecasted taxable income, and recent financial performance. In the year that certain operations record a loss, we do not recognize a corresponding tax benefit, thus increasing our effective tax rate, or decreasing our effective tax rate when reporting a loss. Upon determining that it is more likely than not that the NOLs will be realized, we will reduce the tax valuation allowances related to these NOLs, which will result in a reduction of our income tax expense and our effective tax rate in the period.

At December 31, 2021, we had deferred tax assets of $43.7 million resulting from US, foreign and state NOL carryforwards of $148.6 million and other foreign deductible carryforwards of $97.5 million. At December 31, 2021, we had a valuation allowance of $31.3 million against deferred tax assets related to certain carryforwards.

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

We awarded 183 restricted stock units during the three months ended March 31, 2022, subject to time-based vesting. The fair value of the unissued time-based restricted stock unit grants was $3.0 million at the dates of grant and the grants are being amortized over the vesting periods of one to four years.

We awarded restricted stock units subject to the achievement of service and future performance criteria during the three months ended March 31, 2022, which allow for up to 46 shares to be earned if the performance criteria are fully achieved. The fair value of these awards was $0.8 million at the dates of grant and the awards are being amortized over the vesting period of three years. The Company currently believes that all of these shares are expected to be earned.

During the period ended March 31, 2022, other long-term incentive plan compensation accruals were reversed for certain employees who were severed from the Company. The reversal of the accrued long-term incentive plan compensation for the severed employees offset the expense for the period. The following table details long-term compensation plan and stock-based compensation expense for the three months ended March 31, 2022 and 2021:

	March 31,
	2022	2021

in thousands	(in thousands)
Stock-based compensation	$1,360	$1,342
Other long-term incentive plan compensation	(136)	200
Total compensation	$1,224	$1,542

Note 13 – Earnings per Share (share counts in thousands)

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive. For the three months ended March 31, 2022, the anti-dilutive effect of our securities is immaterial. Because the Company is in a net loss position for the three months ended March 31, 2021, diluted net loss per share for this period excludes the effects of common stock equivalents, which are anti-dilutive.

The details of the earnings per share calculations for the three months ended March 31, 2022 and 2021 are as follows:

	March 31,
in thousands, except per share data	2022	2021
Net loss	$5,214	$(9,151)
Weighted average common shares outstanding:
Basic	39,577	39,996
Incremental shares with dilutive effect:
Restricted stock awards	110	—
Diluted	39,687	39,996

Net loss per share:
Basic	$0.13	$(0.23)
Diluted	$0.13	$(0.23)

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

We include various types of indemnification clauses in our customer agreements. These indemnifications may include, but are not limited to, infringement claims related to our intellectual property, direct damages and consequential damages. The type and amount of such indemnifications vary substantially based on our assessment of risk and reward associated with each agreement. We believe the estimated fair value of these indemnification clauses is minimal, and we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. We have no liabilities recorded for these clauses as of March 31, 2022.

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

Note 15 – Restructuring Plan

 In December 2021, the Board approved a restructuring plan (“Plan”) designed to advance the Company’s model, streamline its business, and enhance its capital resources. The first phase began and was substantially completed during the three months ended March 31, 2022.

As part of the first phase of the Plan, we reduced headcount by eliminating positions in certain areas of the Company. The Company incurred severance and related benefits costs, which are recorded in the sales and marketing, research and development, and general and administrative expense financial statement line items in the condensed consolidated income statement for the three months ended March 31, 2022, as follows:

		Three months ended
		March 31,
		2022
in thousands
Operating costs
	Sales and marketing	$895
	Research and development	1,652
	General and administrative	112
	Total restructuring related expenses	$2,659

There are $1.6 million of restructuring related expenses recorded in Accrued Wages and Payroll Expenses on the Company’s condensed consolidated Balance Sheet at March 31, 2022.

The Company expects to finalize additional details regarding future phases of the multi-year strategic plan during the three months ended June 30, 2022.

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

Outlook and Financial Results

We continue to actively address the effects of the COVID-19 pandemic and its impact globally. During the three months ended March 31, 2022, we experienced lengthened sales cycles and supply chain constraints in connection with the COVID-19 pandemic. In prior periods, we also experienced reduced demand for certain of our hardware products and software solutions. While we hope that the negative consequences on our business associated with the COVID-19 pandemic will subside, we cannot predict the impact with certainty.

In the current and future periods, we may experience weaker customer demand, requests for discounts or extended payment terms, customer bankruptcies, supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors that could negatively impact the Company and its business, operations and financial results.

We believe that we will emerge from these events well positioned for long-term growth, though we cannot reasonably estimate the duration and severity of the pandemic or its ultimate impact on the global economy and our business results. See Part 1 – Item 1A - Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding the potential impact of COVID-19 on the Company.

Restructuring Plan

In December 2021, the Board approved a restructuring plan (“Plan”) designed to advance the Company’s model, streamline its business, and enhance its capital resources. The first phase began and was substantially completed during the three months ended March 31, 2022.

As part of the first phase of the Plan, we reduced headcount by eliminating positions in certain areas of the Company. The Company incurred severance and related benefits costs, which are recorded in the sales and marketing, research and development, and general and administrative expense financial statement line items in the condensed consolidated income statement for the three months ended March 31, 2022. See Note 15 – Restructuring Plan for additional detail.

The Company expects to finalize additional details regarding future phases of the multi-year strategic plan during the three months ended June 30, 2022.

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

Industry Growth

We believe the markets for authentication, fraud mitigation, agreement automation, and electronic signature solutions will continue to grow, albeit at different rates, driven by new government regulations, growing awareness of the impact of cyber-crime, increasing focus on the digital experience for mobile and online users, remote working and workflow automation, and the growth in electronic commerce. The issues driving growth are global; however, the rate of adoption in each country is a function of local culture, competitive position, economic conditions, and the use of technology may vary significantly.

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

While we did not experience any cyber incidents in the first three months of 2022 that had a significant impact on our business, it is possible that we could experience an incident in 2022 or future years, which could result in unanticipated costs.

Currency Fluctuation

During the three months ended March 31, 2022, approximately 88% of our revenue was generated outside of the United States. While the majority of our revenues are generated outside of the United States, a significant amount of our revenue earned during the three months ended March 31, 2022 was denominated in U.S. Dollars. During the three months ended March 31, 2022, we estimate that approximately 57% of our revenue was denominated in U.S. Dollars.

In addition, during the three months ended March 31, 2022, approximately 68% of our operating expenses were incurred outside of the United States. As a result, changes in currency exchange rates, especially the Euro exchange rate and the Canadian Dollar exchange rate, can have a significant impact on revenue and expenses.

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

The financial position and the results of operations of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland, Singapore and Canada, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments arising from differences in exchange rates generated other comprehensive loss of $2.0 million for the three months ended March 31, 2022. Translation adjustments arising from differences in exchange rates generated other comprehensive loss of $0.9 million for the three months ended March 31, 2021. These amounts are included as a separate component of stockholders’ equity. The functional currency for our subsidiaries in Switzerland, Singapore and Canada is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other income (expense), net. Foreign exchange transaction losses aggregated $0.4 million for the three months ended March 31, 2022. Foreign exchange transaction losses aggregated $0.7 million for the three months ended March 31, 2021.

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

Historically, operating expenses have been impacted by changes in foreign exchange rates. We estimate the change in currency rates in the first three months of 2022 compared to the same period in 2021 resulted in a decrease in operating expenses of approximately $1.1 million.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Operating expenses for the three months ended March 31, 2022 included $1.4 million and less than $0.1 million, respectively of expenses related to stock-based and long-term incentive plan costs compared to $1.3 million and $0.2 million of stock-based and long-term incentive plan cost for the three months ended March 31, 2021, respectively. Stock-based compensation expense during the three months ended March 31, 2022 was favorably impacted by the forfeiture of unvested awards by certain severed sales management and executive management during the periods, offset by new grants.

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

Income Taxes

Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). All our IP in our traditional authentication business is owned by two subsidiaries, one in the U.S. and one in Switzerland. These two subsidiaries have entered into agreements with most of the other OneSpan entities under which those other entities provide services to our U.S. and Swiss subsidiaries on either a percentage of revenue or on a cost plus basis or both. Under this structure, the earnings of our service provider subsidiaries are relatively constant. These service provider companies tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings tend to flow to the U.S. company and Swiss company. In 2022, earnings flowing to the U.S. company are expected to be taxed at a rate of 21% to 25%, while earnings flowing to the Swiss company are expected to be taxed at a rate ranging from 11% to 15%, plus Swiss federal withholding tax of an additional 5%. A Canadian and UK subsidiary currently sell to and service global customers directly. In addition, many of our OneSpan entities operate as distributors for all of our OneSpan products.

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

	Three months ended March 31,
	2022	2021

Hardware products	$15,352	$17,668
Software licenses	14,133	10,777
Subscription	10,117	8,405
Professional services	900	1,402
Maintenance, support, and other	11,945	12,523
Total Revenue	$52,447	$50,775

Total revenue increased $1.7 million or 3%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, driven primarily by a $6.3 million or 22% increase in recurring revenue, partially offset by a $2.3 million or 13% decrease in hardware revenue and a $1.8 million or 65% decrease in perpetual software license revenue. Recurring revenue is the portion of our revenue subject to future renewal and is comprised of subscription, term-based software licenses, and maintenance, support and other revenue.

Product and license revenue increased by $1.0 million or 4% during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, driven by higher software license sales of $3.4 million, partially offset by lower hardware revenue of $2.3 million or 13%. Lower hardware revenue was partially driven by shipping delays related to disruptions in global transportation and supply chains.

Services and other revenue increased by $0.6 million, or 3% during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, which was primarily driven by a $1.7 million or 20% increase in subscription revenue, partially offset by reductions in professional services and maintenance, support, and other revenue of $0.5 million and $0.6 million, respectively.

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

	Three months ended March 31,
	2022	2021	$ Change	% Change

	(in thousands)
Revenue
EMEA	$ 24,876	$ 26,989	($ 2,113)	(8)%
Americas	17,249	16,528	721	4%
APAC	10,322	7,258	3,064	42%
Total revenue	$ 52,447	$ 50,775	$ 1,672	3%

% of Total Revenue
EMEA	47%	53%
Americas	33%	33%
APAC	20%	14%

Revenue generated in EMEA during the three months ended March 31, 2022 was $2.1 million, or 8% lower than the three months ended March 31, 2021, driven primarily by lower hardware sales.

Revenue generated in the Americas during the three months ended March 31, 2022 was $0.7 million, or 4% higher than the three months ended March 31, 2021, driven primarily by increases in software license revenue and subscription revenue

Revenue generated in the Asia Pacific region during the three months ended March 31, 2022 was $3.1 million, or 42% higher than the three months ended March 31, 2021, driven by higher revenue from software licenses and subscription.

Cost of Goods Sold and Gross Margin

	Three months ended March 31,
	2022	2021	$	% Change

	(in thousands)
Cost of goods sold
Product and license	$ 9,079	$ 10,752	($ 1,673)	(16)%
Services and other	6,690	5,781	909	16%
Total cost of goods sold	$ 15,769	$ 16,533	($ 764)	(5)%

Gross profit	$ 36,678	$ 34,242	2,436	7%

Gross margin
Product and license	69%	62%
Services and other	71%	74%
Total gross margin	70%	67%

The cost of product and license revenue decreased $1.7 million or 16% during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to a 13% decrease in hardware revenue during the period.

The cost of services and other revenue increased by $0.9 million, or 16% during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in cost of services and other revenue is reflective of higher subscription revenue, which has increased cloud-based infrastructure costs.

Gross profit increased $2.4 million, or 7% during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Gross profit margin was 70% for the three months ended March 31, 2022, compared to 67% for the three months ended March 31, 2021. The increase in profit margins for the three months ended March 31, 2022 reflects a shift in product mix to increased term-based software and subscription revenue and lower hardware revenue.

The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies including the Euro. The impact of changes in currency rates are estimated to have decreased revenue by approximately $1.6 million for the three months ended March 31, 2022. Had currency rates in 2021 been equal to rates in 2021, the gross profit margin would have been approximately 3 percentage point higher for the three months ended March 31, 2022.

Operating Expenses

	Three months ended March 31,
	2022	2021	$	% Change

	(in thousands)
Operating costs
Sales and marketing	$15,895	$17,168	($ 1,273)	(7)%
Research and development	13,749	12,244	1,505	12%
General and administrative	14,895	12,551	2,344	19%
Amortization of intangible assets	1,382	1,573	(191)	(12)%
Total operating costs	$45,921	$43,536	$ 2,385	5%

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2022 were $15.9 million, a decrease of $1.3 million or 7%, from the three months ended March 31, 2021. The decrease in expense for the three months ended March 31, 2022 compared to the same period in 2021 was driven by lower headcount in conjunction with our restructuring plan, partially offset by severance and related benefits expense recognized during the three months ended March 31, 2022.

Average full-time sales, marketing, support, and operating employee headcount for the three months ended March 31, 2022 was 361, compared to 385 for the three months ended March 31, 2021. Average headcount was 6% lower for the three months ended March 31, 2022, compared to the same period in 2021.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2022, were $13.8 million, an increase of $1.5 million, or 12%, from the three months ended March 31, 2021. The increase was driven primarily by $1.7 million of severance and related expenses incurred as part of our restructuring plan.

Average full-time research and development employee headcount for the three months ended March 31, 2022 was 367, compared to 349 for the three months ended March 31, 2021. Average headcount was approximately 5% higher for the three months ended March 31, 2022, when compared to the same period in 2021.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022, were $14.9 million, an increase of $2.3 million or 19%, from the three months ended March 31, 2021. The increase in general and administrative expenses for the three months ended March 31, 2022 was driven by higher consulting fees related to our strategic action plan and higher bad debt expense, partially offset by the forfeiture of unvested stock based compensation and long-term incentive plan benefits by employees who left the company, as well as outside service costs for our proxy contest incurred during the three months ended March 31, 2021.

Average full-time general and administrative employee headcount for the three months ended March 31, 2022 was 138, compared to 134 for the three months ended March 31, 2021. Average headcount was approximately 3% higher for the three months ended March 31, 2022, when compared to the same period in 2021.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended March 31, 2022 was $1.4 million, compared to $1.6 million for the three months ended March 31, 2021. Amortization expense decreased 12%, which was driven by certain assets acquired in the Silanis acquisition becoming fully amortized.

Interest income (expense), net

	Three months ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Interest income (expense), net	($ 17)	$ 4	($ 21)	NM

Interest income (expense), net was less than $0.1 million for the three months ended March 31, 2022, as compared to less than $0.1 million for the same period in 2021. The fluctuation is reflective of changing interest rates in our cash accounts held in various countries across the globe.

Other income, net

	Three months ended March 31,
	2022	2021	$ Change	% Change

	(in thousands)
Other income (expense), net	$ 15,647	($ 362)	$ 16,009	NM

Other income, net primarily includes subsidies received from foreign governments in support of our research and development in those countries, exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, and other miscellaneous non-operational, non-recurring expenses.

Other income (expense), net for the three months ended March 31, 2022 was $15.6 million, compared to $(0.4) million for the comparable period of 2021. The fluctuation was primarily driven by $14.8 million gain on sale of our investment in Promon AS.

Provision for Income Taxes

	Three months ended March 31,
	2022	2021	$	% Change

	(in thousands)
Provision (benefit) for income taxes	$ 1,173	($ 501)	$ 1,674	NM

The Company recorded income tax expense for the three months ended March 31, 2022 of $1.2 million, compared to income tax benefit of $0.5 million for the three months ended March 31, 2021. The expense recorded for the three months ended March 31, 2022 was primarily attributable to the gain recognized on the sale of our investment in Promon.

Liquidity and Capital Resources

At March 31, 2022, we had cash balances (total cash and cash equivalents) of $83.6 million and short-term investments of $36.3 million. Short term investments consist of U.S. treasury notes and bills, corporate notes and bonds, and high quality commercial paper with maturities at acquisition of more than three months and less than twelve months.

At December 31, 2021, we had cash balances of $63.4 million and short-term investments of $35.1 million.

We are in lease agreements that require letters of credit to secure the obligations. The restricted cash related to these letters of credit is recorded in other non-current assets on the Condensed Consolidated Balance Sheet in the amounts of $0.8 million and $0.8 million at March 31, 2022 and December 31, 2021, respectively.

Our working capital at March 31, 2022 was $108.3 million compared to $98.0 million at December 31, 2021.

As of March 31, 2022, we held $70.3 million of cash and cash equivalents in subsidiaries outside of the United States. Of that amount, $69.6 million is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.

We believe that our financial resources are adequate to meet our operating needs over the next twelve months.

Our cash flows are as follows:

	Three months ended March 31,
	2022	2021
	(in thousands)
Cash provided by (used in):
Operating activities	$ 3,660	$ 3,583
Investing activities	17,283	(18,440)
Financing activities	(635)	(2,139)
Effect of foreign exchange rate changes on cash and cash equivalents	(45)	(558)

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

For the three months ended March 31, 2022, net cash provided by operating activities was $3.7 million, compared to net cash provided by operating activities of $3.6 million during the three months ended March 31, 2021.

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

For the three months ended March 31, 2022, net cash provided by investing activities was $17.3 million, compared to net cash used in investing activities of $18.4 million for the three months ended March 31, 2021. Cash provided by investing activities during the three months ended March 31, 2022 was primarily driven by the $18.9 million sale of our investment in Promon AS. Cash used in investing activities during the three months ended March 31,

2021 was driven by the timing of the purchases and maturities of our short term investments, as well as property and equipment purchases.

Financing Activities

The changes in cash flows from financing activities is primarily related to the purchases of common stock under our share repurchase program and tax payments for restricted stock issuances.

For the three months ended March 31, 2022, net cash used in financing activities was $0.6 million, compared to net cash used in financing activities of $2.1 million for the three months ended March 31, 2021. The decrease is driven by lower tax payments for restricted stock issuances.

Critical Accounting Policy

Our accounting policies are fully described in Note 1 - Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021 and Note 2 – Summary of Significant Accounting Policies to our Interim Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022. We believe our most critical accounting policies include revenue recognition, credit losses, and accounting for income taxes.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2022. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2022. We have not experienced any material impact to our internal controls over financial reporting due to COVID-19. We are continually monitoring and assessing the effects of COVID-19 on our internal controls to minimize the impact to their design and operating effectiveness.

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

We cannot predict the outcome of legal or other proceedings with certainty, including the legal proceedings which are summarized in “Note 14 – Legal Proceedings and Contingencies” included in our Notes to Condensed Consolidated Financial Statements, incorporated herein by reference, and “Note 18 – Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission. Any reasonably possible material loss or range of loss associated with any individual legal proceeding that can be estimated, is provided in Note 14 to the Condensed Consolidated Financial Statements contained herein.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of its shares of common stock during the first quarter of 2022:

			Total Number
			of Shares	Maximum
			Purchased as	Dollar Value of Shares
	Total		Part of Publicly	that May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares Purchased	Price Paid	Plans or	the Plans or
Period	(1)	per Share	Programs (2)	Programs (2)
January 1, 2022 through January 31, 2022	—	$—	—	37,498,973
February 1, 2022 through February 28, 2022	—	$—	—	37,498,973
March 1, 2022 through March 31, 2022	—	$—	—	37,498,973

(1.)	On June 10, 2021, the Board of Directors authorized a share repurchase program (“program”), pursuant to which the Company can repurchase up to $50.0 million of issued and outstanding common stock. Share purchases under the program will take place in open market transactions or in privately negotiated transactions and may be made from time to time depending on market conditions, share price, trading volume, and other factors. The timing of the repurchases and the amount of stock repurchased in each transaction is subject to OneSpan’s sole discretion and will depend upon market and business conditions, applicable legal and credit requirements and other corporate considerations. The authorization is effective until June 10, 2022 unless the total amount has been used or authorization has been cancelled.
(2.)	There were no shares repurchased under the repurchase program during the first quarter of 2022.

Item 6 - Exhibits

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 3, 2022.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 3, 2022.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 3, 2022.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 3, 2022.

Exhibit 101.INS – Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit 101.SCH – Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL – Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB – Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE – Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF – Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104 – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*Certain exhibits, schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K. OneSpan undertakes to furnish copies of any such omitted items upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2022.

OneSpan Inc.

/s/ Matthew P. Moynahan
Matthew P. Moynahan
Chief Executive Officer (Principal Executive Officer)

/s/ Jan Kees van Gaalen
Jan Kees van Gaalen
Interim Chief Financial Officer
(Principal Financial Officer)

/s/ John Bosshart
John Bosshart
Chief Accounting Officer
(Principal Accounting Officer)