Form 10-Q
period 2022-06-30
OneSpan Inc.
filed 2022-08-04
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

There were 39,595,180 shares of Common Stock, $.001 par value per share, outstanding at July 29, 2022.

OneSpan Inc.

Form 10-Q

For the Quarter Ended June 30, 2022

OneSpan Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and equivalents	$77,583	$63,380
Short term investments	20,226	35,108
Accounts receivable, net of allowances of $2,051 in 2022 and $1,419 in 2021	39,863	56,612
Inventories, net	9,997	10,345
Prepaid expenses	7,117	7,594
Contract assets	5,147	4,694
Other current assets	10,586	9,356
Total current assets	170,519	187,089
Property and equipment, net	10,130	10,757
Operating lease right-of-use assets	8,138	9,197
Goodwill	90,421	96,174
Intangible assets, net of accumulated amortization	18,117	21,270
Deferred income taxes	3,515	3,786
Contract assets - non-current	522	195
Other assets	10,547	13,803
Total assets	$311,909	$342,271
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,119	$8,204
Deferred revenue	48,342	54,617
Accrued wages and payroll taxes	13,425	16,607
Short-term income taxes payable	1,434	1,103
Other accrued expenses	6,612	7,668
Deferred compensation	113	877
Total current liabilities	79,045	89,076
Long-term deferred revenue	7,030	9,125
Long-term lease liabilities	9,193	10,180
Other long-term liabilities	7,277	7,770
Long-term income taxes payable	3,080	5,054
Deferred income taxes	1,942	1,286
Total liabilities	107,567	122,491
Stockholders' equity
Preferred stock: 500 shares authorized, none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock: $.001 par value per share, 75,000 shares authorized; 40,635 and 40,593 shares issued; 39,597 and 40,001 shares outstanding at June 30, 2022 and December 31, 2021, respectively	40	40
Additional paid-in capital	102,140	100,250
Treasury stock, at cost, 1,038 and 592 shares outstanding at June 30, 2022 and December 31, 2021, respectively	(18,222)	(12,501)
Retained earnings	139,037	143,173
Accumulated other comprehensive loss	(18,653)	(11,182)
Total stockholders' equity	204,342	219,780
Total liabilities and stockholders' equity	$311,909	$342,271

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue
Product and license	$28,731	$28,378	$58,216	$56,823
Services and other	24,059	23,899	47,021	46,229
Total revenue	52,790	52,277	105,237	103,052

Cost of goods sold
Product and license	10,947	10,565	20,026	21,317
Services and other	6,337	6,881	13,027	12,662
Total cost of goods sold	17,284	17,446	33,053	33,979

Gross profit	35,506	34,831	72,184	69,073

Operating costs
Sales and marketing	16,381	15,021	32,276	32,189
Research and development	12,876	12,096	26,625	24,340
General and administrative	13,270	15,039	28,165	27,590
Amortization of intangible assets	1,217	1,534	2,599	3,107
Total operating costs	43,744	43,690	89,665	87,226

Operating loss	(8,238)	(8,859)	(17,481)	(18,153)

Interest income, net	35	2	18	6
Other income (expense), net	(675)	1,029	14,972	667

Loss before income taxes	(8,878)	(7,828)	(2,491)	(17,480)
Provision (benefit) for income taxes	472	(1,143)	1,645	(1,644)

Net loss	$(9,350)	$(6,685)	$(4,136)	$(15,836)

Net loss per share
Basic	$(0.23)	$(0.17)	$(0.10)	$(0.40)
Diluted	$(0.23)	$(0.17)	$(0.10)	$(0.40)

Weighted average common shares outstanding
Basic	40,157	39,694	39,870	39,692
Diluted	40,157	39,694	39,870	39,692

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net loss	$(9,350)	$(6,685)	$(4,136)	$(15,836)
Other comprehensive loss
Cumulative translation adjustment, net of tax	(5,315)	549	(7,335)	(370)
Pension adjustment, net of tax	(22)	8	(47)	(7)
Unrealized losses on available-for-sale securities	(10)	—	(89)	—
Comprehensive loss	$(14,697)	$(6,128)	$(11,607)	$(16,213)

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the three and six months ended June 30, 2022:

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury - Common Stock		Paid-In	Retained	Comprehensive	Stockholders'
Description	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2021	40,001	$40	592	(12,501)	$100,250	$143,173	$(11,182)	$219,780
Net income (loss)	—	—	—	—	—	5,214	—	5,214
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(2,020)	(2,020)
Restricted stock awards	34	—	—	—	1,360	—	—	1,360
Tax payments for stock issuances	(14)	—	—	—	(635)	—	—	(635)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	(79)	(79)
Pension adjustment, net of tax	—	—	—	—	—	—	(25)	(25)
Balance at March 31, 2022	40,021	$40	592	$(12,501)	$100,975	$148,387	$(13,306)	$223,595
Net income (loss)	—	—	—	—	—	(9,350)	—	(9,350)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(5,315)	(5,315)
Restricted stock awards	28	—	—	—	1,253	—	—	1,253
Tax payments for stock issuances	(6)	—	—	—	(88)	—	—	(88)
Share repurchase	(446)	—	446	(5,721)	—	—	—	(5,721)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	(10)	(10)
Pension adjustment, net of tax	—	—	—	—	—	—	(22)	(22)
Balance at June 30, 2022	39,597	$40	1,038	$(18,222)	$102,140	$139,037	$(18,653)	$204,342

For the three and six months ended June 30, 2021:

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury - Common Stock		Paid-In	Retained	Comprehensive	Stockholders'
Description	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2020	40,103	$40	250	(5,030)	$98,819	$173,731	$(10,220)	$257,340
Net income (loss)	—	—	—	—	—	(9,151)	—	(9,151)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	22	(919)	(897)
Restricted stock awards	248	—	—	—	1,342	—	—	1,342
Tax payments for stock issuances	(86)	—	—	—	(2,139)	—	—	(2,139)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	(15)	(15)
Pension adjustment, net of tax	—	—	—	—	—	—	—	—
Balance at March 31, 2021	40,265	$40	250	$(5,030)	$98,022	$164,602	$(11,154)	$246,480
Net income (loss)	—	—	—	—	—	(6,685)	—	(6,685)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	549	549
Restricted stock awards	24	—	—	—	1,292	—	—	1,292
Tax payments for stock issuances	(7)	—	—	—	(91)	—	—	(91)
Share repurchase	(111)	—	111	(2,908)	—	—		(2,908)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	8	8
Balance at June 30, 2021	40,171	$40	361	(7,938)	99,223	157,917	(10,597)	238,645

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss from operations	$(4,136)	$(15,836)
Adjustments to reconcile net loss from operations to net cash provided by (used in) operations:
Depreciation and amortization of intangible assets	4,043	4,582
Loss on disposal of assets	1	19
Gain on sale of equity-method investment	(14,810)	—
Deferred tax benefit	729	(2,194)
Stock-based compensation	2,613	2,634
Changes in operating assets and liabilities:
Accounts receivable	14,798	12,009
Allowance for doubtful accounts	631	(988)
Inventories, net	(465)	3,585
Contract assets	(1,033)	1,974
Accounts payable	1,202	1,280
Income taxes payable	(1,608)	(2,652)
Accrued expenses	(3,454)	3,660
Deferred compensation	(764)	(1,031)
Deferred revenue	(7,160)	(931)
Other assets and liabilities	(1,871)	(4,927)
Net cash provided by (used in) operating activities	(11,284)	1,184

Cash flows from investing activities:

Purchase of short term investments	(15,812)	(32,253)
Maturities of short term investments	30,550	16,100
Additions to property and equipment	(1,039)	(1,208)
Additions to intangible assets	(13)	(17)
Sale of equity-method investment	18,874	—
Net cash provided by (used in) investing activities	32,560	(17,378)

Cash flows from financing activities:
Repurchase of common stock	(5,721)	(2,908)
Tax payments for restricted stock issuances	(722)	(2,230)
Net cash used in financing activities	(6,443)	(5,138)

Effect of exchange rate changes on cash	(631)	(511)

Net increase (decrease) in cash	14,202	(21,843)
Cash, cash equivalents, and restricted cash, beginning of period	64,228	89,241
Cash, cash equivalents, and restricted cash, end of period (1)	$78,430	$67,398

(1)	End of period cash, cash equivalents, and restricted cash includes $0.8 million and $0.9 million of restricted cash at June 30, 2022 and June 30, 2021, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “OneSpan,” “Company,” “we,” “our,” and “us,” refer to OneSpan Inc. and its subsidiaries.

Note 1 – Description of the Company and Basis of Presentation

Description of the Company

OneSpan Inc. and its subsidiaries design, develop, and market solutions that enable secure, compliant, and easy digital customer agreements and transaction experiences. We are a global leader in providing high-assurance identity and authentication security as well as simplified e-signature workflows. Our solutions enable trust that ensures the integrity of the people and artifacts associated with digital agreements and transactions across banking, financial services, healthcare, and professional services. Our solution portfolio includes a broad set of offerings across several categories, including identity verification, authentication, transaction signing, mobile security, electronic signature, and secure video collaboration for virtual interactions and transactions. OneSpan has operations in Austria, Australia, Belgium, Canada, China, France, Japan, The Netherlands, Singapore, Switzerland, the United Arab Emirates, the United Kingdom (U.K), and the United States (U.S.).

Transformation Plan

In May 2022, we announced a three-year strategic transformation plan that we believe will enable us to build on our strong solution portfolio and market position, enhance our enterprise go-to-market strategy, accelerate revenue growth, and drive efficiencies to support margin expansion and increased profitability. In conjunction with the strategic transformation plan and to enable a more efficient capital deployment model, effective with the quarter ended June 30, 2022, we will begin reporting under the following two lines of business, which will be our reportable operating segments: Digital Agreements and Security Solutions. We plan to manage Digital Agreements for accelerated growth and market share gains and Security Solutions for cash flow given its modest growth profile. See Note 16 – Segment Information for additional detail.

While our consolidated results will not be impacted, we have recasted our segment information during 2022 for comparable presentation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of OneSpan Inc. and its subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. All intercompany accounts and transactions have been eliminated. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022.

Revision of Previously Issued Financial Statements

We have revised amounts reported in previously issued financial statements for the periods presented in this Quarterly Report on Form 10-Q to correct prior period immaterial errors. The errors relate to certain costs directly related to the production and distribution of hardware products. The costs were not properly categorized in prior periods, which led to an understatement of product and license cost of goods sold and an overstatement of sales and marketing expense. There was no impact to previously reported revenue or net income.

We evaluated the aggregate effects of the errors to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the errors were not material to the previously issued financial statements and disclosures included in our Annual Reports on Form 10-K for the years ended December 31, 2021 and 2020, or for any quarterly periods included therein or through our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021.

The following table presents the effects of the aforementioned revisions on our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2021.

Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
in thousands	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Cost of goods sold
Product and license	$9,589	$976	$10,565	$19,130	$2,187	$21,317
Total cost of goods sold	16,470	976	17,446	31,792	2,187	33,979

Gross profit	35,807	(976)	34,831	71,260	(2,187)	69,073

Operating costs
Sales and marketing	15,997	(976)	15,021	34,376	(2,187)	32,189
Total operating costs	44,666	(976)	43,690	89,413	(2,187)	87,226

Principles of Consolidation

The consolidated financial statements include the accounts of OneSpan Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation and Transactions

The financial position and results of the operations of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other income (expense), net. Foreign exchange transaction losses aggregated $0.9 and $1.3 million for the three and six months ended June 30, 2022, respectively. Foreign exchange transaction gains aggregated $0.6 million and foreign transaction losses aggregated less than $0.1 million for the three and six months ended June 30, 2021, respectively.

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

Software Capitalization and Depreciation

As part of our transformation plan announced in May 2022, we began investing in the Digital Agreements operating segment for accelerated growth. In conjunction with expanded research and development to grow the Digital Agreements product offerings, we began capitalizing certain costs incurred in connection with obtaining or developing internal use software during the three months ended June 30, 2022. These costs include payroll and payroll-related costs for employees who are directly associated with the internal-use software projects, external direct costs of materials and services and interest costs while developing the software. Capitalized software costs are included in property and equipment, net and are amortized using the straight-line method over the estimated life of three years. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. The Company capitalized $0.2 million of internal-use software for the three and six months ended June 30, 2022.

Cash, Cash Equivalents and Restricted Cash

We are party to lease agreements that require letters of credit to secure our obligations. The restricted cash related to these letters of credit is recorded in other non-current assets on the condensed consolidated balance sheet in the amounts of $0.8 million and $0.8 million at June 30, 2022 and December 31, 2021, respectively.

Sale of Equity Method Investment

On January 31, 2022, we sold our equity interest in Promon AS (Promon) for $18.9 million and recorded the gain on sale of $14.8 million in other income (expense), net on the condensed consolidated statement of operations for the six months ended June 30, 2022. Promon is a technology company headquartered in Norway that specializes in mobile app security, whose solutions focus largely on Runtime Application Self-Protection (RASP).

Prior to January 31, 2022, we held a 17% interest in Promon. We applied the equity method of accounting to our investment in Promon because we exercised significant influence on, but did not hold a controlling interest in, the investee. Under the equity method of accounting, the Company’s proportionate share of the net earnings (losses) of Promon is reported in other income (expense), net in our condensed consolidated statements of operations. The impact of the proportionate share of net earnings (losses) were immaterial for the six months ended June 30, 2022 and 2021, as were the relative size of Promon’s assets and operations in relation to the Company’s.

We intend to continue to purchase and integrate Promon’s RASP technology into our customer software solutions.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes that the issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

Note 3 – Revenue

We recognize revenue in accordance with ASC 606 “Revenue from Contracts with Customers” (“Topic 606”), as described below.

Disaggregation of Revenues

The following tables present our revenues disaggregated by major products and services, geographical region and timing of revenue recognition.

Revenue by major products (in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Subscription (1)	$19,829	$15,746	$43,098	$32,128
Maintenance and support	12,178	13,034	24,124	25,557
Professional services and other (2)	2,000	4,046	3,881	8,248
Hardware products	18,783	19,451	34,134	37,119
Total Revenue	$52,790	$52,277	$105,237	$103,052

(1)	Subscription includes cloud and on-premises subscription revenue, previously referred to as “subscription” and “term-based software licenses”, respectively.
(2)	Professional services & other includes perpetual software licenses revenue which was less than 2% of total revenue for both the three and six months ended June 30, 2022, and less than 6% of total revenue for both the three and six months ended June 30, 2021.

Revenue by location of customer for the three months ended June 30, 2022 and 2021 (in thousands)

	EMEA	Americas	APAC	Total
Total Revenue:
2022	$23,521	$19,329	$9,940	$52,790
2021	$24,830	$17,011	$10,436	$52,277

Percent of Total:
2022	44%	37%	19%	100%
2021	47%	33%	20%	100%

Revenue by location of customer for the six months ended June 30, 2022 and 2021 (in thousands)

	EMEA	Americas	APAC	Total
Total Revenue:
2022	$48,397	$36,578	$20,262	$105,237
2021	$51,819	$33,539	$17,694	$103,052

Percent of Total:
2022	46%	35%	19%	100%
2021	50%	33%	17%	100%

Timing of revenue recognition (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
Products and Licenses transferred at a point in time	$28,731	$28,378	$58,216	$56,823
Services transferred over time	24,059	23,899	47,021	46,229
Total Revenue	$52,790	$52,277	$105,237	$103,052

Contract balances (in thousands)

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	June 30,	December 31,
in thousands	2022	2021
Receivables, inclusive of trade and unbilled	$39,863	$56,612
Contract Assets (current and non-current)	$5,669	$4,889
Contract Liabilities (Deferred Revenue current and non-current)	$55,372	$63,742

Contract assets relate primarily to multi-year term license arrangements and the remaining contractual billings. These contract assets are transferred to receivables when the right to bill occurs, which is normally over 3-5 years. The contract liabilities primarily relate to the advance consideration received from customers for subscription and maintenance services. Revenue is recognized for these services over time.

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

Revenue recognized during the six months ended June 30, 2022 included $31.7 million that was included on the December 31, 2021 balance sheet in contract liabilities. Deferred revenue increased in the same period due to timing of annual renewals.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

in thousands	2022	2023	2024	Beyond 2024	Total
Future revenue related to current unsatisfied performance obligations	$20,118	$22,932	$12,706	$7,745	$63,501

The Company applies practical expedients and does not disclose information about remaining performance obligations (a) that have original expected durations of one year or less, or (b) where revenue is recognized as invoiced.

Costs of obtaining a contract

The Company incurs incremental costs related to commissions, which can be directly tied to obtaining a contract. The Company capitalizes commissions associated with certain new contracts and amortizes the costs over a period of benefit based on the transfer of goods or services that we have determined to be up to seven years. The amortization is reflected in Sales and Marketing in the condensed consolidated statements of operations. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors, including customer attrition. Commissions are earned upon invoicing to the customer. For contracts with multiple year payment terms, because the commissions that are payable after year 1 are payable based on continued employment, they are expensed when incurred. Commissions and amortization expense are included in Sales and Marketing expense in the condensed consolidated statements of operations.

Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period for the assets that the Company otherwise would have recognized is one year or less. These costs are included in Sales and Marketing expense in the condensed consolidated statements of operations.

The following tables provide information related to the capitalized costs and amortization recognized in the current and prior period:

in thousands	June 30, 2022	December 31, 2021
Capitalized costs to obtain contracts, current	$2,495	$2,134
Capitalized costs to obtain contracts, non-current	$9,497	$8,675

	Three months ended June 30,		Six months ended June 30,
in thousands	2022	2021	2022	2021
Amortization of capitalized costs to obtain contracts	$555	$361	$1,090	$671
Impairments of capitalized costs to obtain contracts	$-	$-	$-	$-

Note 4 – Inventories, net

Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the FIFO method.

Inventories, net are comprised of the following:

	June 30,	December 31,
	2022	2021

	(in thousands)
Component parts	$4,189	$3,841
Work-in-process and finished goods	5,808	6,504
Total	$9,997	$10,345

Note 5 – Goodwill

Goodwill activity for the six months ended June 30, 2022 consisted of the following.

	Digital Agreements	Security Solutions	Total
in thousands
Net balance at December 31, 2021	$—	$—	$96,174
Goodwill reallocation (1)	20,966	75,208	—
Net foreign currency translation	(1,254)	(4,499)	(5,753)
Net balance at June 30, 2022	$19,712	$70,709	$90,421

Goodwill reallocation: As a result of the transformation plan and new reportable operating segments (see Note 1 – Description of the Company), we reallocated the goodwill balances of each reporting unit and respective reportable operating segments. Additionally, we performed a goodwill impairment test on the goodwill balances of each of the reporting units of our reportable operating segments as of May 17, 2022 by comparing the fair value of each reporting unit to its carrying value, including the reallocated goodwill. We concluded that there was no indication of goodwill impairment for any of the reporting units as of May 17, 2022.

No impairment of goodwill was recorded during the six months ended June 30, 2022 or June 30, 2021.

Note 6 – Intangible Assets

Intangible asset activity for the six months ended June 30, 2022 is detailed in the following table.

in thousands	Acquired Technology	Customer Relationships	Other	Total Intangible Assets
Net balance at December 31, 2021	$753	$19,161	$1,356	$21,270
Additions	9	—	5	14
Net foreign currency translation	(22)	(537)	(9)	(568)
Amortization expense	(615)	(1,948)	(36)	(2,599)
Net balance at June 30, 2022	$125	$16,676	$1,316	$18,117

June 30, 2022 balance at cost	$41,997	$38,520	$13,507	$94,024
Accumulated amortization	(41,872)	(21,844)	(12,191)	(75,907)
Net balance at June 30, 2022	$125	$16,676	$1,316	$18,117

Certain intangible assets are denominated in functional currencies besides the U.S. dollar and are subject to currency fluctuations. No impairment of intangible assets was recorded during the six months ended June 30, 2022 or June 30, 2021.

Note 7 – Property and Equipment

The major classes of property and equipment are as follows:

in thousands	June 30, 2022	December 31, 2021
Office equipment and software	$14,728	$14,327
Leasehold improvements	10,058	10,296
Furniture and fixtures	4,187	4,223
Capitalized software	198	—
Total	29,171	28,846
Accumulated depreciation	(19,041)	(18,089)
Property and equipment, net	$10,130	$10,757

Depreciation expense was $0.7 million and $1.4 million for the three and six months ended June 30, 2022 respectively, compared to $0.7 million and $1.5 million for the three and six months ended June 30, 2021, respectively.

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

The Company classifies its investments in debt securities as available-for-sale. In accordance with ASU 2016-13, Measurement of Credit Losses on Financial Instruments, we review available-for-sale debt securities for impairments related to losses and other factors each quarter. Unrealized gains and losses are recorded to other comprehensive income. The unrealized gains and losses on the available-for-sale debt securities were not material as of June 30, 2022 and December 31, 2021.

The estimated fair value of our financial instruments has been determined by using available market information and appropriate valuation methodologies, as defined in ASC 820, Fair Value Measurements. The fair value hierarchy consists of the following three levels:

●	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived primarily from or corroborated by observable market data.
●	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following tables summarize assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

		Fair Value Measurement at Reporting Date Using
in thousands	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Notes	$3,996	-	$3,996	-
Corporate Notes / Bonds	$3,808	-	$3,808	-
Commercial Paper	$5,468	-	$5,468	-
U.S. Treasury Bills	$6,955	-	$6,955	-

		Fair Value Measurement at Reporting Date Using
in thousands	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Notes	$4,038	-	$4,038	-
Corporate Notes / Bonds	$9,585	-	$9,585	-
Commercial Paper	$8,996	-	$8,996	-
U.S. Treasury Bills	$9,990	-	$9,990	-
U.S. Government Agencies	$2,499	-	$2,499	-

Note 9 – Allowance for credit losses

The changes in the allowance for credit losses during the six months ended June 30, 2022 were as follows:

in thousands
Balance at December 31, 2021	$1,419
Provision	678
Write-offs	(25)
Net foreign currency translation	(21)
Balance at June 30, 2022	$2,051

Note 10 – Leases

Operating lease cost details for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Building rent	$521	$677	$1,096	$1,247
Automobile rentals	361	411	581	744
Total net operating lease costs	$882	$1,088	$1,677	$1,991

At June 30, 2022, the weighted average remaining lease term for our operating leases is 6.2 years. The weighted average discount rate for our operating leases is 5%.

During the six months ended June 30, 2022, there were $1.7 million of operating cash payments for lease liabilities, and $0.4 million of right-of use assets obtained in exchange for new lease liabilities.

Maturities of our operating leases are as follows:

As of June 30, 2022
(in thousands)
2022	$1,351
2023	2,537
2024	1,840
2025	1,737
2026	1,679
Later years	4,326
Less imputed interest	(2,152)
Total lease liabilities	$11,318

Note 11 – Income Taxes

Our estimated annual effective tax rate for 2022 before discrete items and excluding entities with a valuation allowance is expected to be approximately 24%. Our global effective tax rate is higher than the U.S. statutory tax rate of 21% primarily due to nondeductible expenses. Our ultimate tax expense will depend on the mix of earnings in various jurisdictions. Income taxes of $1.7 million and $2.0 million were paid during the three and six months ended June 30, 2022, respectively.

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

Certain operations have incurred net operating losses (NOLs), which are currently subject to a valuation allowance. These NOLs may become deductible to the extent these operations become profitable. For each of our operations, we evaluate whether it is more likely than not that the tax benefits related to NOLs will be realized. As part of this evaluation, we consider evidence such as tax planning strategies, historical operating results, forecasted taxable income, and recent financial performance. In the year that certain operations record a loss, we do not recognize a corresponding tax benefit, thus increasing our effective tax rate, or decreasing our effective tax rate when reporting income in a jurisdiction that has a valuation allowance. Upon determining that it is more likely than not that the NOLs will be realized, we will reduce the tax valuation allowances related to these NOLs, which will result in a reduction of our income tax expense and our effective tax rate in the period.

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

We awarded 1,209 restricted stock units during the six months ended June 30, 2022, subject to time-based vesting. The fair value of the unissued time-based restricted stock unit grants was $18.2 million at the dates of grant and the grants are being amortized over the vesting periods of one to four years.

We awarded restricted stock units subject to the achievement of service and future performance criteria during the six months ended June 30, 2022, which allow for up to 138 shares to be earned if the performance criteria are achieved at the target level. The fair value of these awards was $1.7 million at the dates of grant and the awards are being amortized over the vesting period of three years. The Company currently believes that all of these shares are expected to be earned.

During the three and six month periods ended June 30, 2022, stock-based compensation and other long-term incentive plan compensation accruals were reversed for certain employees who were severed from the Company. The reversal of the accrued long-term incentive plan compensation for the severed employees largely offset the expense for the periods. The following table details stock-based compensation expense and other long-term incentive plan compensation expense for the six months ended June 30, 2022 and 2021:

	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Stock-based compensation	$1,253	$1,292	$2,613	$2,634
Other long-term incentive plan compensation	24	275	(112)	474
Total compensation	$1,277	$1,567	$2,501	$3,108

Note 13 – Earnings per Share (share counts in thousands)

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive. Because the Company was in a net loss position for the three and six months ended June 30, 2022 and June 30, 2021, diluted net loss per share for these periods excludes the effects of common stock equivalents, which are anti-dilutive.

The details of the earnings per share calculations for the three months ended June 30, 2022 and 2021 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands, except per share data)		(in thousands, except per share data)
Net loss	$(9,350)	$(6,685)	$(4,136)	$(15,836)
Weighted average common shares outstanding:
Basic	40,157	39,694	39,870	39,692
Incremental shares with dilutive effect:
Restricted stock awards	—	—	—	—
Diluted	40,157	39,694	39,870	39,692

Net loss per share:
Basic	$(0.23)	$(0.17)	$(0.10)	$(0.40)
Diluted	$(0.23)	$(0.17)	$(0.10)	$(0.40)

Note 14 – Legal Proceedings and Contingencies

We are a party to or have intellectual property subject to litigation and other proceedings that arise in the ordinary course of our business. These types of matters could result in fines, penalties, compensatory or punitive damages or non-monetary sanctions or relief. We believe the probability is remote that the outcome of each of these matters, including the legal proceedings described below, will have a material adverse effect on the corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our financial results in any particular interim reporting period. Among the factors that we consider in this assessment are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if estimable), the progress of the case, existing law and precedent, the opinions or views of legal counsel and other advisers, our experience in similar cases and the experience of other companies, the facts available to us at the time of assessment and how we intend to respond to the proceeding or claim. Our assessment of these factors may change over time as individual proceedings or claims progress.

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

We include various types of indemnification clauses in our customer agreements. Our obligations under these indemnification clauses may include, but are not limited to, covering costs for infringement claims related to our intellectual property, direct damages and consequential damages. The type and amount of such indemnification clauses vary substantially based on our assessment of risk and reward associated with each agreement. We believe the estimated fair value of these indemnification clauses is minimal, and we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. We have no liabilities recorded for these clauses as of June 30, 2022.

From time to time, we have been involved in litigation, claims and other proceedings incidental to the conduct of our business, such as compensation claims from current or former employees or commercial disputes with vendors. We are not currently a party to any lawsuit, claim or proceeding that, in management’s opinion, is likely to have a material adverse effect on our business, financial condition or results of operations.

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

In May 2022, the Board approved additional actions related to the Plan through the year ending December 31, 2025. This second phase of the Plan consists solely of headcount-related actions and is designed to continue to advance the Company’s operating model, streamline its business, and enhance its capital resources.

In connection with the Plan, the Company incurred severance, retention pay, and related benefits costs. These costs are recorded in the sales and marketing, research and development, and general and administrative expense line items in the condensed consolidated statements of operations for the three and six months ended June 30, 2022, as follows:

		Three months ended	Six months ended
		June 30,	June 30,
		2022	2022

		(in thousands)
Operating costs
	Sales and marketing	$1,453	$2,348
	Research and development	917	2,570
	General and administrative	318	430
	Total restructuring related expenses	$2,688	$5,348

There are $3.1 million of restructuring related expenses recorded in Accrued Wages and Payroll Expenses on the Company’s condensed consolidated balance sheet at June 30, 2022.

Note 16 – Segment Information

In May 2022, we announced a three-year strategic transformation plan that we believe will enable us to build on our strong solution portfolio and market position, enhance our enterprise go-to-market strategy, accelerate revenue growth, and drive efficiencies to support margin expansion and increased profitability. In conjunction with the strategic transformation plan and to enable a more efficient capital deployment model, effective with the quarter ended June 30, 2022, we will begin reporting under the following two lines of business, which will be our reportable operating segments: Digital Agreements and Security Solutions. We expect to manage Digital Agreements for accelerated growth and market share gains and Security Solutions for cash flow given its more modest growth profile.

Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker (CODM), in deciding how to allocate resources and in assessing performance. Our chief operating decision maker, who is our chief executive officer, manages the business under two operating segments, which are our reportable segments: Digital Agreements and Security Solutions.

●	Digital Agreements. Digital Agreements consists of solutions that enable our clients to secure and automate business processes associated with their digital agreement and customer transaction lifecycles that require consent, non-repudiation and compliance. These solutions, which are largely cloud-based, include our e-signature solution and our Virtual Room solution. As our transformation plan progresses, we expect to include other cloud-based security modules associated with the secure transaction lifecycle of identity verification, authentication, virtual interaction, e-transactions and e-vaulting (storage) in the Digital Agreements segment. This segment also includes costs attributable to our transaction cloud platform.

●	Security Solutions. Security Solutions consist of our broad portfolio of software products and/or software development kits (SDKs) that are used to build applications designed to defend against attacks on digital transactions across online environments, devices and applications. These solutions, which are largely on-premises software products, include identity verification, multi-factor authentication and transaction signing, such as mobile application security, mobile software tokens, and Digipass tokens that are not cloud connected devices.

Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue, sales and marketing, and research and development expenses that are incurred directly by a segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment.

The tables below set forth information about our operating segments for the three and six months ended June 30, 2022 and 2021, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Digital Agreements
Revenue	$10,454	$9,527	$23,755	$19,591
Gross profit	$7,647	$6,626	$17,933	$14,080
Gross margin	73%	70%	75%	72%
Operating income (loss)	$101	$(795)	$1,789	$(731)

Security Solutions
Revenue	$42,336	$42,750	$81,482	$83,461
Gross profit	$27,859	$28,205	$54,251	$54,993
Gross margin	66%	66%	67%	66%
Operating income	$8,631	$10,035	$17,118	$16,599

Total Company:
Revenue	$52,790	$52,277	$105,237	$103,052
Gross profit	$35,506	$34,831	$72,184	$69,073
Gross margin	67%	67%	69%	67%

Statements of Operations reconciliation:
Segment operating income	$8,732	$9,240	$18,907	$15,868
Operating expenses not allocated at the segment level:
Corporate operating expenses	$15,753	$16,573	$33,789	$30,922
Amortization	1,217	1,526	2,599	3,099
Operating loss	$(8,238)	$(8,859)	$(17,481)	$(18,153)
Interest income, net	35	2	18	6
Other income (expense), net	(675)	1,029	14,972	667
Loss before income taxes	$(8,878)	$(7,828)	$(2,491)	$(17,480)

The following tables illustrate the disaggregation of revenues by products and services, including a reconciliation of the disaggregated revenues to revenues from our two operating segments for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended
	June 30, 2022		June 30, 2021
	Digital Agreements	Security Solutions	Digital Agreements	Security Solutions

Subscription	$8,736	$11,093	$7,780	$7,966
Maintenance and support	1,408	10,770	1,512	11,522
Professional services and other	310	1,690	235	3,811
Hardware products	-	18,783	-	19,451
Total Revenue	$10,454	$42,336	$9,527	$42,750

	Six Months Ended
	June 30, 2022		June 30, 2021
	Digital Agreements	Security Solutions	Digital Agreements	Security Solutions

Subscription	$20,407	$22,691	$15,939	$16,189
Maintenance and support	2,760	21,364	2,889	22,668
Professional services and other	588	3,293	718	7,530
Hardware products	-	34,134	45	37,074
Total Revenue	$23,755	$81,482	$19,591	$83,461

We allocate Goodwill by reporting unit, in accordance with ASC 350. Refer to Note 5 – Goodwill for additional information. All other assets and liabilities are unallocated, as the CODM does not evaluate these items at the segment level when addressing segment performance or allocating resources.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except headcount, ratios, time periods and percentages)

Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “OneSpan,” “Company,” “we,” “our,” and “us” refer to OneSpan Inc. and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of applicable U.S. securities laws, including statements regarding the outcomes we expect from our strategic transformation plan; our plans for managing our Digital Agreements and Security Solutions segments; the potential benefits, performance and functionality of our products and solutions, including future offerings; our expectations, beliefs, plans, operations and strategies relating to our business and the future of our business; product enhancements and introductions; future sales and marketing expenditures; plans to expand our salesforce; foreign currency exchange rate impacts; and our general expectations regarding our financial performance in the future. Forward-looking statements may be identified by words such as "seek", "believe", "plan", "estimate", "anticipate", “expect", "intend", "continue", "outlook", "may", "will", "should", "could", or "might", and other similar expressions. These forward-looking statements involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could materially affect our business and financial results include, but are not limited to: our ability to execute our strategic transformation plan; our ability to hire and train sales and other employees necessary to implement our strategic transformation plan; market acceptance of our products and solutions; investments in new products or businesses that may not achieve expected returns; competition; changes in customer requirements; the potential effects of technological changes; economic recession, inflation, and political instability; the impact of the COVID-19 pandemic and actions taken to contain it; our ability to effectively manage acquisitions, divestitures, alliances, joint ventures and other portfolio actions; the increasing frequency and sophistication of cyber-attacks; claims that we have infringed the intellectual property rights of others; price competitive bidding; changing laws, government regulations or policies; pressures on price levels; component shortages; delays and disruption in global transportation and supply chains; reliance on third parties for certain products and data center services; impairment of goodwill or amortizable intangible assets causing a significant charge to earnings; actions of activist stockholders; and exposure to increased economic and operational uncertainties from operating a global business, as well as those factors described in the “Risk Factors” section of our Annual Report on Form 10-K. Our filings with the Securities and Exchange Commission (the “SEC”) and other important information can be found in the Investor Relations section of our website at investors.onespan.com. We do not have any intent, and disclaim any obligation, to update the forward-looking information to reflect events that occur, circumstances that exist or changes in our expectations after the date of this Form 10-Q, except as required by law.

Overview

OneSpan designs, develops, and markets solutions that enable secure, compliant, and easy digital customer agreements and transaction experiences. We are a global leader in providing high-assurance identity and authentication security as well as simplified e-signature workflows. Our solutions enable trust that ensures the integrity of the people and artifacts associated with digital agreements and transactions across banking, financial services, healthcare, and professional services. Our solution portfolio includes a broad set of offerings across several categories, including identity verification, authentication, transaction signing, mobile security, electronic signature, and secure video collaboration for virtual interactions and transactions.

We offer our solutions through cloud-based and, in select cases, on-premises solutions using both open standards and proprietary technologies. We offer our products primarily through a subscription licensing model, including our cloud-based service offerings. Our solutions are sold worldwide through our direct sales force, as well as through distributors, resellers, systems integrators, and original equipment manufacturers.

Business Transformation

We are currently in the midst of a business transition and transformation. Our total revenue decreased on a year-over-year basis in 2020, and 2021, and we experienced negative operating income and net losses in both of those years. During 2021 and early 2022, our previous CEO, CFO, and several other senior executives left the company. In late November 2021, our current CEO, Matthew Moynahan, joined us and has been building a new executive team over the course of 2022 to effect the transformation.

In May 2022, we announced a three-year strategic transformation plan that we believe will enable us to build on our strong solution portfolio and market position, enhance our enterprise go-to-market strategy, accelerate revenue growth, and drive efficiencies to support margin expansion and increased profitability. In conjunction with the strategic transformation plan and to enable a more efficient capital deployment model, effective with the quarter ended June 30, 2022, we will begin reporting under the following two lines of business, which will be our reportable operating segments: Digital Agreements and Security Solutions.

●	Digital Agreements. Digital Agreements consists of solutions that enable our clients to secure and automate business processes associated with their digital agreement and customer transaction lifecycles that require consent, non-repudiation and compliance. These solutions, which are largely cloud-based, include our e-signature solution and our Virtual Room solution. As our transformation plan progresses, we expect to include other cloud-based security modules associated with the secure transaction lifecycle of identity verification, authentication, virtual interaction, e-transactions and e-vaulting (storage) in the Digital Agreements segment. This segment also includes costs attributable to our transaction cloud platform.
●	Security Solutions. Security Solutions consist of our broad portfolio of software products and/or software development kits (SDKs) that are used to build applications designed to defend against attacks on digital transactions across online environments, devices and applications. These solutions, which are largely on-premises software products, include identity verification, multi-factor authentication and transaction signing, such as mobile application security, mobile software tokens, and Digipass tokens that are not cloud connected devices.

We expect to manage Digital Agreements for accelerated growth and market share gains and Security Solutions for cash flow given its more modest growth profile. Across both segments, we are building on our strong foundation in both e-signature and cybersecurity by enhancing product features, developing new and next-generation solutions, and building out a new transaction cloud platform, which we expect will allow us to efficiently deliver security and e-signature solutions to our customers across their entire digital agreement lifecycle. We also plan to enhance our go-to-market strategy by prioritizing growth at large enterprise accounts, expanding our direct sales force, and accessing new routes to market through alliances and partnerships.

Our transformation plan involves numerous risks and uncertainties. Please see Item IA, Risk Factors.

Foreign Exchange Rate Impact

We generate approximately 85% of our revenue and have substantial operations outside of the United States, and therefore changes in foreign currency exchange rates can have a significant impact on our revenue and operating expenses. We estimate that changes in exchange rates, especially for the Euro, negatively impacted our revenue for the three months and six months ended June 30, 2022 by approximately $3.2 million and $4.8 million, respectively, as compared to the applicable prior year periods. These changes also benefitted our operating expenses for the three months and six months ended June 30, 2022 by an estimated $2.0 and $3.1 million, respectively, as compared to the applicable prior year periods. Most of this exchange rate impact was in our Security Solutions segment. Based on current exchange rates, we expect to see continued but more moderate exchange rate impact in future periods.

Restructuring Plan

In December 2021, our Board approved a restructuring plan designed to advance our operating model, streamline our business, and enhance our capital resources. The first phase of this restructuring plan began and was substantially completed during the three months ended March 31, 2022.

In May 2022, our Board approved additional actions related to the restructuring plan through the year ending December 31, 2025. The additional actions consist solely of headcount-related reductions designed to continue to advance the same objectives as the first phase of the plan.

As part of the restructuring plan, we reduced headcount by eliminating positions in certain areas of the Company. We incurred severance and related benefits costs, which are recorded in the sales and marketing, research and development, and general and administrative expense line items in the condensed consolidated statements of operations for the three and six months ended June 30, 2022. See Note 15 – Restructuring Plan for additional detail.

Components of Operating Results

Revenue

We generate revenue from the sale of on-premises and cloud subscriptions, maintenance and support, professional services, and our hardware products. Our revenue is heavily influenced by the timing of orders and shipments, which may affect the comparability of our period-to-period results, particularly over shorter timeframes.

●	Product and license revenue. Product and license revenue includes hardware products and software licenses, which are provided on a perpetual or term basis subscription model.
●	Service and other revenue. Service and other revenue includes solutions that are provided on a cloud-based subscription model, maintenance and support, and professional services.

Cost of Goods Sold

Our total cost of goods sold consists of cost of product and license revenue and cost of service and other revenue. We expect our cost of goods sold to increase in absolute dollars as our business grows, although it may fluctuate as a percentage of total revenue from period to period.

●	Cost of product and license revenue. Cost of product and license revenue primarily consists of direct product and license costs, including personnel costs, production costs, and freight.
●	Cost of service and other revenue. Cost of service and other revenue primarily consists of costs related to cloud solutions, including personnel and equipment costs, and personnel costs of employees providing professional services and maintenance and support.

Gross Profit

Gross profit is revenue net of the cost of goods sold. Gross profit as a percentage of total revenue, or gross margin, has been and will continue to be affected by a variety of factors, including our average selling price, manufacturing costs, the mix of products sold, and the mix of revenue among products, subscriptions and services. We expect our gross margins to fluctuate over time depending on these factors.

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

The comparison of operating expenses can be impacted significantly by costs related to our stock-based and long-term incentive plans. Operating expenses for the three and six months ended June 30, 2022 included $1.3 million and $2.5 million, respectively of expenses related to stock-based and long-term incentive plan costs compared to $1.6 million and $3.1 million of stock-based and long-term incentive plan cost for the three and six months ended June 30, 2021, respectively. Stock-based compensation expense during the six months ended June 30, 2022 was favorably impacted by the forfeiture of unvested awards by certain severed sales management and executive management during the periods, offset by new grants.

●	Sales and marketing. Sales and marketing expenses consist primarily of personnel costs, commissions and bonuses, trade shows, marketing programs and other marketing activities, travel, outside consulting costs, and long-term incentive compensation. We expect sales and marketing expenses to increase in absolute dollars as we expand our salesforce and marketing activities to support our strategic transformation plan, although our sales and marketing expenses may fluctuate as a percentage of total revenue.
●	Research and development. Research and development expenses consist primarily of personnel costs and long-term incentive compensation. We expect research and development costs to increase in absolute dollars as we continue to enhance and expand our product offerings and cloud platform. However, our research and development expenses may fluctuate as a percentage of total revenue including due to expected growth of our team and capitalization of certain costs related to the expansion of our cloud product portfolio.
●	General and administrative. General and administrative expenses consist primarily of personnel costs, legal and other professional fees, and long term incentive compensation. We expect general and administrative expenses to increase in absolute dollars to support the anticipated growth of our business, although our general and administrative expenses may fluctuate as a percentage of total revenue.
●	Amortization of intangible assets. Acquired intangible assets are amortized over their respective amortization periods, and are periodically evaluated for impairment.

Segment Results

Segment operating income consists of the revenue generated by a segment, less the direct costs of revenue, sales and marketing, and research and development expenses that are incurred directly by a segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. Financial results by operating segment are included below under Results of Operations.

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

Income Taxes

Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). The majority of our IP in our Security Solutions business is owned by two subsidiaries, one in the U.S. and one in Switzerland. These two subsidiaries have entered into agreements with most of the other OneSpan entities under which those other entities provide services to our U.S. and Swiss subsidiaries on either a percentage of revenue or on a cost plus basis or both. Under this structure, the earnings of our service provider subsidiaries are relatively constant. These service provider companies tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings tend to flow to the U.S. company and Swiss company. In 2022, earnings flowing to the U.S. company are expected to be taxed at a rate of 21% to 25%, while earnings flowing to the Swiss company are expected to be taxed at a rate ranging from 11% to 15%, plus Swiss federal withholding tax of an additional 5%. A Canadian and UK subsidiary currently sell to and service global customers directly. In addition, many of our entities operate as distributors for all of our OneSpan products.

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

The geographic mix of earnings of our foreign subsidiaries primarily depends on the level of pretax income of our service provider subsidiaries and the benefit realized in Switzerland through the sales of product. The level of pretax income in our service provider subsidiaries is expected to vary based on:

1.	the staff, programs and services offered on a yearly basis by the various subsidiaries as determined by management, or
2.	the changes in exchange rates related to the functional currencies of the service provider subsidiaries, or
3.	the amount of revenue that the service provider subsidiaries generate.

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

In addition to the provision of services, the intercompany agreements transfer the majority of the business risk to our U.S. and Swiss subsidiaries. As a result, the contracting subsidiaries’ pretax income is reasonably assured while the pretax income of the U.S. and Swiss subsidiaries varies directly with our overall business results.

In November 2015, we acquired OneSpan Canada Inc. (formerly eSignLive), a foreign company with substantial IP and net operating losses and other tax carryforwards. The tax benefit of the carryforwards has been fully reserved as realization has not been deemed more likely than not.

In May 2018, we acquired Dealflo Limited (“Dealflo”), a foreign company with substantial IP and net operating losses. The tax benefit of existing loss carryforwards at the time of acquisition was not recorded as we determined they were not more likely than not to be realized.

Management assesses the need for a valuation allowance on a regular basis, weighing all positive and negative evidence to determine whether a deferred tax asset will be fully or partially realized. In evaluating the realizability of deferred tax assets, significant pieces of negative evidence such as 3-year cumulative losses are considered.

Results of Operations

In conjunction with our strategic transformation plan, effective with the quarter ended June 30, 2022, we began reporting under the following two lines of business which will be our reportable operating segments: Digital Agreements and Security Solutions.

The following table sets forth, for the periods indicated, selected segment and consolidated operating results.

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Digital Agreements
Revenue	$10,454	$9,527	$23,755	$19,591
Gross profit	$7,647	$6,626	$17,933	$14,080
Gross margin	73%	70%	75%	72%
Operating income (loss)	$101	$(795)	$1,789	$(731)

Security Solutions
Revenue	$42,336	$42,750	$81,482	$83,461
Gross profit	$27,859	$28,205	$54,251	$54,993
Gross margin	66%	66%	67%	66%
Operating income	$8,631	$10,035	$17,118	$16,599

Total Company:
Revenue	$52,790	$52,277	$105,237	$103,052
Gross profit	$35,506	$34,831	$72,184	$69,073
Gross margin	67%	67%	69%	67%

Statements of Operations reconciliation:
Segment operating income	$8,732	$9,240	$18,907	$15,868
Operating expenses not allocated at the segment level:
Corporate operating expenses	$15,753	$16,573	$33,789	$30,922
Amortization	1,217	1,526	2,599	3,099
Operating loss	$(8,238)	$(8,859)	$(17,481)	$(18,153)

Revenue

We generate revenue from the sale of our subscriptions, maintenance and support, professional services, and hardware products. Subscription includes cloud and on-premises subscription revenue, previously referred to as “subscription” and “term-based software licenses”, respectively.

Revenue by products and services allocated to the segments for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended
	June 30, 2022		June 30, 2021
	Digital Agreements	Security Solutions	Digital Agreements	Security Solutions

Subscription (1)	$8,736	$11,093	$7,780	$7,966
Maintenance and support	1,408	10,770	1,512	11,522
Professional services and other (2)	310	1,690	235	3,811
Hardware products	-	18,783	-	19,451
Total Revenue	$10,454	$42,336	$9,527	$42,750

	Six Months Ended
	June 30, 2022		June 30, 2021
	Digital Agreements	Security Solutions	Digital Agreements	Security Solutions

Subscription (1)	$20,407	$22,691	$15,939	$16,189
Maintenance and support	2,760	21,364	2,889	22,668
Professional services and other (2)	588	3,293	718	7,530
Hardware products	-	34,134	45	37,074
Total Revenue	$23,755	$81,482	$19,591	$83,461

(1)	Subscription includes cloud and on-premises subscription revenue, previously referred to as “subscription” and “term-based software licenses”, respectively.
(2)	Professional services & other includes perpetual software licenses revenue which was less than 2% of total revenue for both the three and six months ended June 30, 2022, and less than 6% of total revenue for both the three and six months ended June 30, 2021.

Total revenue increased $0.5 million or 1%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, total revenue increased by $2.2 million, or 2% compared to the six months ended June 30, 2021. This increase in total revenue was driven by an $11.0 million increase in subscription revenue, offset by lower non-recurring revenue, which consisted of $4.4 million lower professional services and other revenue, $3.0 million lower hardware revenue, and $1.4 million lower maintenance and support revenue.

Additional information on our revenue by segment follows.

●	Digital Agreements revenue increased $0.9 million, or 10%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, Digital Agreements revenue increased $4.2 million, or 21%, compared to the same period in the prior year. Year-over-year growth in Digital Agreements for the three and six months ended June 30, 2022 was affected by a higher proportion of cloud subscription revenue relative to on-premises revenue for both periods. More restrained customer purchasing behavior as compared to the height of the COVID-19 pandemic was also a factor.

●	Security Solutions revenue decreased $0.4 million, or approximately 1%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, Security Solutions revenue decreased $2.0 million, or 2%, compared to the same period in the prior year. The decrease for both periods is due to decreases in revenue generated by professional services and other, maintenance and support, and hardware products. The decreases were offset by an increase in on-premises subscription revenue driven by higher demand. Security Solutions revenue was impacted by foreign exchange rate changes, electronic component shortages and shipping delays during the three and six months ended June 30, 2022, which may also affect revenue generated during the second half of the year.

Our revenue is heavily influenced by the timing of orders and shipments As a result, we believe that the overall strength of our business is best evaluated over a longer term where the impact of transactions in any given period is not as significant as in a quarter-over-quarter comparison.

Revenue by Geographic Regions: We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes sales in North, Central, and South America; and 3) Asia Pacific (APAC), which includes Asia as well as Australia and New Zealand. The breakdown of revenue in each of our major geographic areas was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Revenue
EMEA	$ 23,521	$ 24,830	$ 48,397	$ 51,819
Americas	19,329	17,011	36,578	33,539
APAC	9,940	10,436	20,262	17,694
Total revenue	$ 52,790	$ 52,277	$ 105,237	$ 103,052

% of Total Revenue
EMEA	44%	47%	46%	50%
Americas	37%	33%	35%	33%
APAC	19%	20%	19%	17%

Revenue generated in EMEA during the three months ended June 30, 2022 was $1.3 million, or 5% lower than the three months ended June 30, 2021, driven primarily by lower hardware sales. For the six months ended June 30, 2022, revenue generated in EMEA was $3.4 million or 7% lower than the same period in 2021, driven by lower hardware revenue.

Revenue generated in the Americas during the three months ended June 30, 2022 was $2.3 million, or 14% higher than the three months ended June 30, 2021. For the six months ended June 30, 2022, revenue generated in the Americas was $3.0 million or 9% higher than the same period in 2021. Increases in revenue for both periods was primarily driven by higher cloud and on-premises subscription revenue.

Revenue generated in the Asia Pacific region during the three months ended June 30, 2022 was $0.5 million, or 5% lower than the three months ended June 30, 2021, driven by lower cloud subscription revenue. For the six months ended June 30, 2022, revenue generated in the Asia Pacific region was $2.6 million or 15% higher than the same period in 2021, driven by higher on-premise and cloud subscription revenue.

Cost of Goods Sold and Gross Margin

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Cost of goods sold
Product and license	$ 10,947	$ 10,565	$ 20,026	$ 21,317
Services and other	6,337	6,881	13,027	12,662
Total cost of goods sold	$ 17,284	$ 17,446	$ 33,053	$ 33,979

Gross profit	$ 35,506	$ 34,831	$ 72,184	$ 69,073

Gross margin
Product and license	62%	63%	66%	62%
Services and other	74%	71%	72%	73%
Total gross margin	67%	67%	69%	67%

The cost of product and license revenue increased by $0.4 million or 4% during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, driven primarily by higher on-premises subscription revenue. During the six months ended June 30, 2022, the cost of product and license revenue decreased $1.3 million or 6% compared to the six months ended June 30, 2021 due to lower token costs, which were driven by lower hardware sales as a percentage of total revenue

The cost of services and other revenue decreased by $0.5 million, or 8% during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, driven by lower maintenance and professional services revenue. For the six months ended June 30, 2022, the cost of services and other revenue increased by $0.4 million, or 3% compared to the six months ended June 30, 2021. The increase reflects higher cloud subscription revenue.

Gross profit increased $0.7 million, or 2% during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. During the six months ended June 30, 2022 gross profit increased by $3.1 million, or 5% compared to the six months ended June 30, 2021. Gross profit margin was 67% and 69% for the three and six months ended June 30, 2022, respectively, compared to 67% and 67% for the three and six months ended June 30, 2021, respectively. The increase in profit margins for the six months ended June 30, 2022 was due to stronger product and license margin driven by product mix and improved cost management.

The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies, including the Euro. The impact of changes in currency rates are estimated to have decreased revenue by approximately $3.2 million and $4.8 million for the three and six months ended June 30, 2022, respectively. Had currency rates in 2021 been equal to rates in 2021, the gross profit margin would have been approximately 6 and 5 percentage points higher for the three and six months ended June 30, 2022, respectively.

Additional information on our gross profit by segment follows.

●	Digital Agreements gross profit increased $1.0 million or 15% during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, Digital Agreements gross profit increased $3.9 million or 27% compared to the same period in the prior year. The increase in gross profit is driven by stronger margins, primarily due to lower outside services costs for operating our cloud platform. Digital Agreements gross margins for the three and six months ended June 30, 2022 were 73% and 75%, respectively, compared to 70% and 72% for the three and six months ended June 30, 2021.

●	Security Solutions gross profit decreased $0.3 million or approximately 1% during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, Security Solutions gross profit decreased $0.7 million or 1% compared to the same period in the prior year. Security Solutions gross margins for the three and six months ended June 30, 2022 were 66% and 67%, respectively, compared to 66% and 66% for the three and six months ended June 30, 2021, respectively.

Operating Expenses

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Operating costs
Sales and marketing	$16,381	$15,021	$32,276	$32,189
Research and development	12,876	12,096	26,625	24,340
General and administrative	13,270	15,039	28,165	27,590
Amortization of intangible assets	1,217	1,534	2,599	3,107
Total operating costs	$43,744	$43,690	$89,665	$87,226

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2022 were $16.4 million, an increase of $1.3 million or 9%, from the three months ended June 30, 2021, driven primarily by severance costs incurred as part of our restructuring plan. Sales and marketing expenses for the six months ended June 30, 2022 were $32.3 million, an increase of less than $0.1 million or approximately 0% from the same period in 2021.

Average full-time sales, marketing, support, and operating employee headcount for the three and six months ended June 30, 2022 was 343 and 351, respectively, compared to 379 and 374 for the three and six months ended June 30, 2021, respectively. Average headcount was 9% and 6% lower for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021.

In future periods, we expect sales and marketing spend to increase as we enhance our enterprise go-to-market strategy. We are focused on new logo growth through building brand awareness, as well as expanding offerings to our existing customers. We expect to expand our sales force and add new distribution channels.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2022, were $12.9 million, an increase of $0.8 million, or 6%, from the three months ended June 30, 2021. Research and development expenses for the six months ended June 30, 2022, were $26.6 million, an increase of $2.3 million, or 9%, from the six months ended June 30, 2021. The increase in both periods was driven by severance costs incurred as part of our restructuring plan.

Average full-time research and development employee headcount for the three and six months ended June 30, 2022 was 349 and 357, compared to 352 and 355 for the three and six months ended June 30, 2021, respectively. Average headcount was approximately 1% lower for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2022, were $13.3 million, a decrease of $1.8 million, or 12%, from the three months ended June 30, 2021. This decrease was driven primarily by one-time outside service and settlement costs related to the proxy contest that took place in 2021, partially offset by higher personnel costs in 2022. General and administrative expenses for the six months ended June 30, 2022 were $28.2 million, an increase of $0.6 million, or 2%, from the six months ended June 30, 2021. This increase was driven by non-recurring outside service costs related to our strategic action plan and severance costs related to our restructuring plan, partially offset by one-time outside service and settlement costs related to the proxy contest that took place in 2021.

Average full-time general and administrative employee headcount for the three and six months ended June 30, 2022 was 138 and 138, respectively, compared to 134 and 134 for the three and six months ended June 30, 2021, respectively. Average headcount was approximately 3% higher for the three and six months ended June 30, 2022, when compared to the same periods in 2021.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended June 30, 2022 was $1.2 million, compared to $1.5 million for the three months ended June 30, 2021. Amortization expense for the six months ended June 30, 2022 was $2.6 million compared to $3.1 million for the six months ended June 30, 2021. The expense decrease for both periods was driven by certain assets acquired in the Silanis acquisition becoming fully amortized.

Segment Operating Income (Loss)

Information on our operating income (loss) by segment follows.

●	Digital Agreements operating income (loss) for the three months ended June 30, 2022 was $0.1 million, compared to $(0.8) million for the comparable period in the prior year. Operating income (loss) for the six months ended June 30, 2022 was $1.8 million, compared to $(0.7) million for the comparable period in the prior year. Operating income increases for both periods reflect our strategic transformation plan to accelerate growth in this operating segment.

●	Security Solutions operating income for the three months ended June 30, 2022, was $8.6 million which was a year-over-year decrease of $1.4 million or 14% from the three months ended June 30, 2021, driven primarily by a decline in perpetual software license revenue. For the six months ended June 30, 2022 Security Solutions operating income was $17.1 million, which was $0.5 million or 3% higher than the comparable period of the prior year. Modest year-over-year operating income growth reflects our strategic transformation plan to manage this operating segment for cash flow.

Interest income, net

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Interest income, net	$ 35	$ 2	$ 18	$ 6

Interest income, net was less than $0.1 million for both the three months ended June 30, 2022 and 2021 or the six months ended June 30, 2022 and 2021, interest income, net was less than $0.1 million.

Other income, net

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Other income (expense), net	($ 675)	$ 1,029	$ 14,972	$ 667

Other income (expense), net primarily includes subsidies received from foreign governments in support of our research and development in those countries, exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, and other miscellaneous non-operational, non-recurring expenses.

Other income (expense), net for the three months ended June 30, 2022 was $(0.7) million, compared to $1.0 million for the comparable period of 2021, driven primarily by currency fluctuations. For the six months ended June 30, 2022, other income (expense), net was $15.0 million, compared to $0.7 million for the six months ended June 30, 2021. The fluctuation was primarily driven by $14.8 million gain on sale of our investment in Promon AS.

Provision for Income Taxes

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Provision (benefit) for income taxes	$ 472	($ 1,143)	$ 1,645	($ 1,644)

We recorded income tax expense for the three months ended June 30, 2022 of $0.5 million, compared to income tax benefit of $1.1 million for the three months ended June 30, 2021. The expense recorded during three months ended June 30, 2022 was primarily attributable to earnings at subsidiaries without a valuation allowance. We recorded income tax expense for the six months ended June 30, 2022 of $1.6 million compared to income tax benefit of $1.6 million for the six months ended June 30, 2021. The expense recorded for the six months ended June 30, 2022 was primarily attributable to the gain recognized on the sale of our investment in Promon AS and income taxes on earnings at subsidiaries without a valuation allowance.

Liquidity and Capital Resources

At June 30, 2022, we had cash balances (total cash and cash equivalents) of $77.6 million and short-term investments of $20.2 million. Short term investments consist of U.S. treasury notes and bills, corporate notes and bonds, and high quality commercial paper with maturities at acquisition of more than three months and less than twelve months.

At December 31, 2021, we had cash balances of $63.4 million and short-term investments of $35.1 million.

We are party to lease agreements that require letters of credit to secure the obligations. The restricted cash related to these letters of credit is recorded in other non-current assets on the condensed consolidated balance sheet in the amounts of $0.8 million and $0.8 million at June 30, 2022 and December 31, 2021, respectively.

Our working capital at June 30, 2022 was $91.5 million compared to $98.0 million at December 31, 2021.

As of June 30, 2022, we held $54.4 million of cash and cash equivalents in subsidiaries outside of the United States. Of that amount, $53.3 million is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.

We believe that our financial resources are adequate to meet our operating needs over the next twelve months.

Our cash flows are as follows:

	Six months ended June 30,
	2022	2021
	(in thousands)
Cash provided by (used in):
Operating activities	($ 11,284)	$ 1,184
Investing activities	32,560	(17,378)
Financing activities	(6,443)	(5,138)
Effect of foreign exchange rate changes on cash and cash equivalents	(631)	(511)

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

For the six months ended June 30, 2022, net cash used in operating activities was $11.3 million, compared to net cash provided by operating activities of $1.2 million during the six months ended June 30, 2021. This was primarily driven by the sale of our equity method investment in Promon AS.

Investing Activities

The changes in cash flows from investing activities primarily relate to timing of purchases, maturities and sales of investments, purchases of property and equipment, and activity in connection with acquisitions. We expect to continue to purchase property and equipment to support the growth of our business as well to continue to invest in our infrastructure.

For the six months ended June 30, 2022, net cash provided by investing activities was $32.6 million, compared to net cash used in investing activities of $17.4 million for the six months ended June 30, 2021. Cash provided by investing activities during the six months ended June 30, 2022 was driven by the $18.9 million sale of our investment in Promon AS. Cash used in investing activities during the six months ended June 30, 2021 was driven by the timing of the purchases and maturities of our short term investments, as well as property and equipment purchases.

Financing Activities

The changes in cash flows from financing activities is primarily related to the purchases of common stock under our share repurchase program and tax payments for restricted stock issuances.

For the six months ended June 30, 2022, net cash used in financing activities was $6.4 million, compared to net cash used in financing activities of $5.1 million for the six months ended June 30, 2021. The increase is driven by a higher volume of share repurchases during the first six months of 2022 compared to 2021, partially offset by lower tax payments for restricted stock issuances.

Critical Accounting Policies

Our accounting policies are fully described in Note 1 - Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021 and Note 2 – Summary of Significant Accounting Policies to our Interim Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022. We believe our most critical accounting policies include revenue recognition, credit losses, and accounting for income taxes.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three months ended June 30, 2022. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 4 - Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2022.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time, we are a party to litigation, claims and other proceedings that arise in the ordinary course of our business, such as compensation claims from current or former employees or commercial disputes with vendors. We are not currently a party to any lawsuit, claim or proceeding that, in management’s opinion, is likely to have a material adverse effect on our business, financial condition or results of operations. However, the results of such legal proceedings or claims cannot be predicted with certainty, and regardless of the outcome, can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A – Risk Factors

There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 22, 2022, except as set forth below.

Our strategic transformation plan involves numerous risks, and may not achieve the results we expect.

In May 2022, we announced a three-year strategic transformation plan. Although we believe that this plan will enable to us accelerate revenue growth and increase profitability, we may not be successful in executing the plan on our expected timeframe, or the plan may not achieve the results we expect, for a number of reasons, including the following:

●	The assumptions we used in developing the plan, including assumptions regarding customer acquisition, customer retention, market needs, and the impact of our marketing initiatives, may prove incorrect;

●	We may experience challenges or delays in growing our salesforce to support our growth plans or in training and incentivizing our salespeople to execute our new go-to-market approach;

●	We may have difficulties in hiring and retaining employees in general due to the challenging hiring environment;

●	It may be more difficult, time consuming, or expensive than we anticipate to build a robust sales pipeline, increase our brand awareness, or enhance our product distribution channels;

●	We may encounter difficulties and delays in platform- and product-related initiatives to support our growth, including the buildout of our new transaction cloud platform, due to staffing and other resource constraints;

●	Ongoing component shortages and shipping delays affecting our Digipass devices could negatively impact revenue and cash flow for our Security Solutions segment, which we are relying upon to help fund growth in our Digital Agreements segment; and

●	Economic recession, inflation, political instability or conflict, and changes in foreign exchange rates may negatively affect our financial and operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of its shares of common stock during the first quarter of 2022:

			Total Number
			of Shares	Maximum
			Purchased as	Dollar Value of Shares
	Total		Part of Publicly	that May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares Purchased	Price Paid	Plans or	the Plans or
Period	(1)	per Share	Programs (1)	Programs (1)
April 1, 2022 through April 30, 2022	—	$—	—	37,498,973
May 1, 2022 through May 31, 2022	169,545	$12.35	169,545	47,900,542
June 1, 2022 through June 30, 2022	276,516	$13.07	276,516	44,278,939

(1.)	On May 12, 2022, the Board of Directors terminated the stock repurchase program adopted on June 10, 2020 and adopted a new stock repurchase program under which the Company is authorized to repurchase up to $50 million of our issued and outstanding shares of common stock. Share purchases under the program will take place in open market transactions or in privately negotiated transactions and may be made from time to time depending on market conditions, share price, trading volume, and other factors. The timing of the repurchases and the amount of stock repurchased in each transaction is subject to our sole discretion and will depend upon market and business conditions, applicable legal and credit requirements and other corporate considerations. The authorization is effective until May 11, 2024 unless the total amount has been used or authorization has been cancelled.

Item 6 - Exhibits

Exhibit 3.1 – Certificate of Incorporation of the Registrant, as amended

Exhibit 10.1 – 2022 Management Incentive Plan*

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 2, 2022.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 2, 2022.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 2, 2022.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 2, 2022.

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

Exhibit 101.CAL – Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB – Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE – Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF – Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104 – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*Compensatory plan or management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2022.

OneSpan Inc.

/s/ Matthew P. Moynahan
Matthew P. Moynahan
Chief Executive Officer (Principal Executive Officer)

/s/ Jan Kees van Gaalen
Jan Kees van Gaalen
Interim Chief Financial Officer
(Principal Financial Officer)

/s/ John Bosshart
John Bosshart
Chief Accounting Officer
(Principal Accounting Officer)