Form 10-Q
period 2022-09-30
OneSpan Inc.
filed 2022-11-01
CIK 1044777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

There were 39,662,100 shares of Common Stock, $.001 par value per share, outstanding at October 27, 2022.

OneSpan Inc.

Form 10-Q

For the Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OneSpan Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$81,835	$63,380
Short-term investments	11,782	35,108
Accounts receivable, net of allowances of $2,526 in 2022 and $1,419 in 2021	43,736	56,612
Inventories, net	9,467	10,345
Prepaid expenses	5,898	7,594
Contract assets	4,572	4,694
Other current assets	10,121	9,356
Total current assets	167,411	187,089
Property and equipment, net	10,796	10,757
Operating lease right-of-use assets	7,747	9,197
Goodwill	86,194	96,174
Intangible assets, net of accumulated amortization	13,038	21,270
Deferred income taxes	3,362	3,786
Other assets	10,983	13,998
Total assets	$299,531	$342,271
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,824	$8,204
Deferred revenue	44,271	54,617
Accrued wages and payroll taxes	14,465	16,607
Short-term income taxes payable	1,587	1,103
Other accrued expenses	7,089	7,668
Deferred compensation	345	877
Total current liabilities	77,581	89,076
Long-term deferred revenue	6,543	9,125
Long-term lease liabilities	8,517	10,180
Long-term income taxes payable	3,080	5,054
Deferred income taxes	1,893	1,286
Other long-term liabilities	6,995	7,770
Total liabilities	104,609	122,491
Stockholders' equity
Preferred stock: 500 shares authorized, none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock: $.001 par value per share, 75,000 shares authorized; 40,701 and 40,593 shares issued; 39,662 and 40,001 shares outstanding at September 30, 2022 and December 31, 2021, respectively	40	40
Additional paid-in capital	104,669	100,250
Treasury stock, at cost, 1,038 and 592 shares outstanding at September 30, 2022 and December 31, 2021, respectively	(18,222)	(12,501)
Retained earnings	131,836	143,173
Accumulated other comprehensive loss	(23,401)	(11,182)
Total stockholders' equity	194,922	219,780
Total liabilities and stockholders' equity	$299,531	$342,271

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue
Product and license	$31,280	$28,193	$89,496	$85,016
Services and other	25,867	24,083	72,888	70,312
Total revenue	57,147	52,276	162,384	155,328

Cost of goods sold
Product and license	12,646	9,502	32,672	30,819
Services and other	6,070	6,379	19,097	19,041
Total cost of goods sold	18,716	15,881	51,769	49,860

Gross profit	38,431	36,395	110,615	105,468

Operating costs
Sales and marketing	15,265	14,449	45,193	46,638
Research and development	9,541	11,359	33,596	35,699
General and administrative	11,813	11,207	39,549	38,797
Impairment of intangible assets	3,828	—	3,828	—
Restructuring and other related charges	2,653	—	8,000	—
Amortization of intangible assets	956	1,396	3,555	4,503
Total operating costs	44,056	38,411	133,721	125,637

Operating loss	(5,625)	(2,016)	(23,106)	(20,169)

Interest income (expense), net	179	(4)	197	2
Other (expense) income, net	(1,155)	283	13,817	950

Loss before income taxes	(6,601)	(1,737)	(9,092)	(19,217)
Provision (benefit) for income taxes	600	(762)	2,245	(2,406)

Net loss	$(7,201)	$(975)	$(11,337)	$(16,811)

Net loss per share
Basic	$(0.18)	$(0.02)	$(0.28)	$(0.42)
Diluted	$(0.18)	$(0.02)	$(0.28)	$(0.42)

Weighted average common shares outstanding
Basic	39,723	39,629	39,801	39,688
Diluted	39,723	39,629	39,801	39,688

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net loss	$(7,201)	$(975)	$(11,337)	$(16,811)
Other comprehensive loss
Cumulative translation adjustment, net of tax	(4,786)	(2,287)	(12,121)	(2,657)
Pension adjustment, net of tax	(21)	—	(68)	—
Unrealized gains (loss) on available-for-sale securities	59	—	(30)	(7)
Comprehensive loss	$(11,949)	$(3,262)	$(23,556)	$(19,475)

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

For the three and nine months ended September 30, 2022:

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury - Common Stock		Paid-In	Retained	Comprehensive	Stockholders'
Description	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2021	40,001	$40	592	(12,501)	$100,250	$143,173	$(11,182)	$219,780
Net income (loss)	—	—	—	—	—	5,214	—	5,214
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(2,020)	(2,020)
Restricted stock awards	34	—	—	—	1,360	—	—	1,360
Tax payments for stock issuances	(14)	—	—	—	(635)	—	—	(635)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	(79)	(79)
Pension adjustment, net of tax	—	—	—	—	—	—	(25)	(25)
Balance at March 31, 2022	40,021	$40	592	$(12,501)	$100,975	$148,387	$(13,306)	$223,595
Net income (loss)	—	—	—	—	—	(9,350)	—	(9,350)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(5,315)	(5,315)
Restricted stock awards	28	—	—	—	1,253	—	—	1,253
Tax payments for stock issuances	(6)	—	—	—	(88)	—	—	(88)
Share repurchase	(446)	—	446	(5,721)	—	—	—	(5,721)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	(10)	(10)
Pension adjustment, net of tax	—	—	—	—	—	—	(22)	(22)
Balance at June 30, 2022	39,597	$40	1,038	$(18,222)	$102,140	$139,037	$(18,653)	$204,342
Net income (loss)	—	—	—	—	—	(7,201)	—	(7,201)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(4,786)	(4,786)
Restricted stock awards	101	—	—	—	2,884	—	—	2,884
Tax payments for stock issuances	(36)	—	—	—	(355)	—	—	(355)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	59	59
Pension adjustment, net of tax	—	—	—	—	—	—	(21)	(21)
Balance at September 30, 2022	39,662	$40	1,038	$(18,222)	$104,669	$131,836	$(23,401)	$194,922

For the three and nine months ended September 30, 2021:

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury - Common Stock		Paid-In	Retained	Comprehensive	Stockholders'
Description	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2020	40,103	$40	250	(5,030)	$98,819	$173,731	$(10,220)	$257,340
Net income (loss)	—	—	—	—	—	(9,151)	—	(9,151)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	22	(919)	(897)
Restricted stock awards	248	—	—	—	1,342	—	—	1,342
Tax payments for stock issuances	(86)	—	—	—	(2,139)	—	—	(2,139)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	(15)	(15)
Balance at March 31, 2021	40,265	$40	250	$(5,030)	$98,022	$164,602	$(11,154)	$246,480
Net income (loss)	—	—	—	—	—	(6,685)	—	(6,685)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	549	549
Restricted stock awards	24	—	—	—	1,292	—	—	1,292
Tax payments for stock issuances	(7)	—	—	—	(91)	—	—	(91)
Share repurchase	(111)	—	111	(2,908)	—	—	—	(2,908)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	8	8
Balance at June 30, 2021	40,171	$40	361	$(7,938)	$99,223	$157,917	$(10,597)	$238,645
Net income (loss)	—	—	—	—	—	(975)	—	(975)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	4	(2,287)	(2,283)
Restricted stock awards	57	—	—	—	347	—	—	347
Tax payments for stock issuances	(31)	—	—	—	(552)	—	—	(552)
Share repurchase	(231)	—	231	(4,563)	—	—	—	(4,563)
Balance at September 30, 2021	39,966	$40	592	$(12,501)	$99,018	$156,946	$(12,884)	$230,619

OneSpan Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss from operations	$(11,337)	$(16,811)
Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation and amortization of intangible assets	5,691	6,760
Impairment of intangible assets	3,828	—
Gain on sale of equity-method investment	(14,810)	—
Deferred tax benefit	683	(3,701)
Stock-based compensation	5,497	2,981
Allowance for doubtful accounts	1,111	(1,709)
Changes in operating assets and liabilities:
Accounts receivable	9,326	13,189
Inventories, net	(540)	1,101
Contract assets	(232)	3,764
Accounts payable	2,236	2,347
Income taxes payable	(1,450)	(2,661)
Accrued expenses	(1,342)	(27)
Deferred compensation	(532)	(897)
Deferred revenue	(10,838)	(1,860)
Other assets and liabilities	(970)	(6,905)
Net cash used in operating activities	(13,679)	(4,429)

Cash flows from investing activities:

Purchase of short-term investments	(15,812)	(45,882)
Maturities of short-term investments	39,050	33,129
Additions to property and equipment	(2,547)	(1,529)
Additions to intangible assets	(17)	(17)
Sale of equity-method investment	18,874	—
Net cash provided by (used in) investing activities	39,548	(14,299)

Cash flows from financing activities:
Repurchase of common stock	(5,721)	(7,471)
Tax payments for restricted stock issuances	(1,078)	(2,782)
Net cash used in financing activities	(6,799)	(10,253)

Effect of exchange rate changes on cash	(616)	(760)

Net increase (decrease) in cash	18,454	(29,741)
Cash, cash equivalents, and restricted cash, beginning of period	64,228	89,241
Cash, cash equivalents, and restricted cash, end of period (1)	$82,682	$59,500

(1)	End of period cash, cash equivalents, and restricted cash includes $0.8 million and $0.9 million of restricted cash at September 30, 2022 and 2021, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “OneSpan,” “Company,” “we,” “our,” and “us,” refer to OneSpan Inc. and its subsidiaries.

Note 1 – Description of the Company and Basis of Presentation

Description of the Company

OneSpan Inc. designs, develops, and markets solutions that enable secure, compliant, and easy digital customer agreements and transaction experiences. The Company is a global leader in providing high-assurance identity and authentication security as well as simplified e-signature workflows. The Company’s solutions enable trust that ensures the integrity of the people and artifacts associated with digital agreements and transactions across banking, financial services, healthcare, and professional services. The Company’s solution portfolio includes a broad set of offerings across several categories, including identity verification, authentication, transaction signing, mobile security, electronic signature, and secure video collaboration for virtual interactions and transactions. OneSpan has operations in Austria, Australia, Belgium, Canada, China, France, Japan, The Netherlands, Singapore, Switzerland, the United Arab Emirates, the United Kingdom (U.K), and the United States (U.S.).

Transformation Plan

In May 2022, the Company announced a three-year strategic transformation plan that will enable it to build on its strong solution portfolio and market position, enhance its enterprise go-to-market strategy, accelerate revenue growth, and drive efficiencies to support margin expansion and increased profitability. In conjunction with the strategic transformation plan and to enable a more efficient capital deployment model, effective with the quarter ended June 30, 2022, the Company began reporting under the following two lines of business, which are its reportable operating segments: Digital Agreements and Security Solutions. The Company plans to manage Digital Agreements for accelerated growth and market share gains and Security Solutions for cash flow given its more modest growth profile. For further information regarding the Company’s reportable segments, see Note 16 – Segment Information.

While the Company’s consolidated results will not be impacted, the Company has recast its segment information during 2022 for comparable presentation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of OneSpan and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. All intercompany accounts and transactions have been eliminated. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Revision of Previously Issued Financial Statements

As disclosed previously in the Company’s Form 10-K for the year ended December 31, 2021, the Company revised amounts reported in previously issued financial statements to correct prior period immaterial errors. The errors relate to certain costs directly related to the production and distribution of hardware products. The costs were not properly categorized in prior periods, which led to an understatement of product and license cost of goods sold and an overstatement of sales and marketing expense. There was no impact to previously reported revenue or net income.

The Company evaluated the aggregate effects of the errors on its previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the errors were not material to the previously issued financial statements and disclosures included in its Annual Reports on Form 10-K for the years ended December 31, 2021 and 2020, or for any quarterly periods included therein or through its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021.

The following table presents the effects of the aforementioned revision on the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021.

Revised Condensed Consolidated Statements of Operations Amounts:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(In thousands)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Cost of goods sold
Product and license	$8,477	$1,025	$9,502	$27,607	$3,212	$30,819
Total cost of goods sold	$14,856	$1,025	$15,881	$46,648	$3,212	$49,860

Gross profit	$37,420	$(1,025)	$36,395	$108,680	$(3,212)	$105,468

Operating costs
Sales and marketing	$15,474	$(1,025)	$14,449	$49,850	$(3,212)	$46,638
Total operating costs	$39,436	$(1,025)	$38,411	$128,849	$(3,212)	$125,637

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

Foreign Currency Translation and Transactions

The financial position and results of the operations of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other income (expense), net. Foreign exchange transaction losses aggregated $1.3 and $2.6 million for the three and nine months ended September 30, 2022, respectively. Foreign exchange transaction losses aggregated less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively.

The financial position and results of operations in Singapore, Switzerland, and Canada are measured in U.S. Dollars. For these subsidiaries, gains and losses that result from foreign currency transactions are included in the consolidated statements of operations in “Other expense (income), net”.

Note 2 – Summary of Significant Accounting Policies

There have been no changes to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 22, 2022 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Software Capitalization and Depreciation

As part of the transformation plan announced in May 2022, the Company began investing in its Digital Agreements operating segment for accelerated growth. In conjunction with expanded research and development activities to grow the Digital Agreements product offerings, the Company began capitalizing certain costs incurred in connection with obtaining or developing internal-use software during the nine months ended September 30, 2022. These costs include payroll and payroll-related costs for employees who are directly associated with the internal-use software projects, external direct costs of materials and services costs while developing the software. Capitalized software costs are included in “Property and equipment, net” on the condensed consolidated balance sheets and are amortized using the straight-line method over the estimated life of three years. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. The Company capitalized $1.3 million and $1.5 million of internal-use software for the three and nine months ended September 30, 2022, respectively.

Restricted Cash

The Company is party to lease agreements that require letters of credit to secure certain obligations. The restricted cash related to these letters of credit is recorded in “Other non-current assets” on the condensed consolidated balance sheets in the amounts of $0.8 million at September 30, 2022 and December 31, 2021.

Sale of Equity Method Investment

On January 31, 2022, the Company sold its equity interest in Promon AS (Promon) for $18.9 million and recorded the gain on sale of $14.8 million in “Other expense (income), net”, on the condensed consolidated statement of operations for the nine months ended September 30, 2022. Promon is a technology company headquartered in Norway that specializes in mobile app security, whose solutions focus largely on Runtime Application Self-Protection (RASP).

Prior to January 31, 2022, the Company held a 17% interest in Promon and applied the equity method of accounting to its investment in Promon because it exercised significant influence on, but did not hold a controlling interest in, the investee. Under the equity method of accounting, the Company’s proportionate share of the net earnings (losses) of Promon was reported in “Other expense (income), net”, in its condensed consolidated statements of operations. The impact of the proportionate share of net earnings (losses) was immaterial for the nine months ended September 30, 2022 and 2021, as were the relative size of Promon’s assets and operations in relation to the Company’s.

The Company intends to continue to purchase and integrate Promon’s RASP technology into its customer software solutions.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, the Company believes that the issued standards that are not yet effective will not have a material impact on its consolidated financial statements and disclosures upon adoption.

Note 3 – Revenue from Contracts with Customers

Disaggregation of Revenues

The following tables present the Company’s revenues disaggregated by major products and services, geographical region and timing of revenue recognition (in thousands, except percentages):

Revenue by major products

	Three months Ended		Nine months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Subscription (1)	$22,262	$17,807	$65,360	$49,935
Maintenance and support	12,851	12,734	36,975	38,291
Professional services and other (2)	2,220	3,827	6,101	12,075
Hardware products	19,814	17,908	53,948	55,027
Total Revenue	$57,147	$52,276	$162,384	$155,328

(1)	Subscription includes cloud and on-premises subscription revenue, previously referred to as “subscription” and “term-based software licenses”, respectively.
(2)	Professional services & other includes perpetual software licenses revenue which was less than 3% of total revenue for both the three and nine months ended September 30, 2022, and less than 6% of total revenue for both the three and nine months ended September 30, 2021.

Revenue by location of customer for the three months ended September 30, 2022 and 2021

	EMEA	Americas	APAC	Total
Total Revenue:
2022	$25,999	$20,394	$10,754	$57,147
2021	$21,965	$17,621	$12,690	$52,276

Percent of Total:
2022	45%	36%	19%	100%
2021	42%	34%	24%	100%

Revenue by location of customer for the nine months ended September 30, 2022 and 2021

	EMEA	Americas	APAC	Total
Total Revenue:
2022	$74,396	$56,972	$31,016	$162,384
2021	$73,784	$51,160	$30,384	$155,328

Percent of Total:
2022	46%	35%	19%	100%
2021	48%	32%	20%	100%

Timing of revenue recognition

	Three Months ended September 30,		Nine Months ended September 30,
(In thousands)	2022	2021	2022	2021
Products and Licenses transferred at a point in time	$31,280	$28,193	$89,496	$85,016
Services transferred over time	25,867	24,083	72,888	70,312
Total Revenue	$57,147	$52,276	$162,384	$155,328

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	September 30,	December 31,
(In thousands)	2022	2021
Receivables, inclusive of trade and unbilled	$43,736	$56,612
Contract Assets (current and non-current)	$4,712	$4,889
Contract Liabilities (Deferred Revenue current and non-current)	$50,814	$63,742

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

As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component when it expects, at contract inception, that the period between the transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less. Also, the Company does not typically include extended payment terms in its contracts with customers.

Revenue recognized during the nine months ended September 30, 2022 included $40.3 million that was included on the December 31, 2021 balance sheet in contract liabilities. Deferred revenue decreased in the same period due to timing of annual renewals.

Transaction price allocated to the remaining performance obligations

Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of the period. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2022:

(In thousands)	2022	2023	2024	Beyond 2024	Total
Future revenue related to current unsatisfied performance obligations	$11,238	$28,617	$15,823	$8,375	$64,053

The Company applies practical expedients and does not disclose information about remaining performance obligations (a) that have original expected durations of one year or less, or (b) where revenue is recognized as invoiced.

Costs of obtaining a contract

The Company incurs incremental costs related to commissions, which can be directly tied to obtaining a contract. The Company capitalizes commissions associated with certain new contracts and amortizes the costs over a period of benefit based on the transfer of goods or services that it has determined to be up to seven years. The Company determined the period of benefit by taking into consideration the customer contracts, its technology and other factors, including customer attrition. Commissions are earned upon invoicing to the customer. For contracts with multiple year payment terms, because the commissions that are payable after year 1 are payable based on continued employment, they are expensed when incurred. Commissions and amortization expense are included in “Sales and Marketing” expense in the condensed consolidated statements of operations.

Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period for the assets that the Company otherwise would have recognized is one year or less. These costs are included in “Sales and Marketing” expense in the condensed consolidated statements of operations.

The following tables provide information related to the capitalized costs and amortization recognized in the current and prior period:

(In thousands)	September 30, 2022	December 31, 2021
Capitalized costs to obtain contracts, current	$2,632	$2,134
Capitalized costs to obtain contracts, non-current	$9,665	$8,675

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Amortization of capitalized costs to obtain contracts	$641	$419	$1,731	$1,090
Impairments of capitalized costs to obtain contracts	$—	$—	$—	$—

Note 4 – Inventories, net

Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the FIFO method.

Inventories, net are comprised of the following:

	September 30,	December 31,
	2022	2021

(In thousands)
Component parts	$4,793	$3,841
Work-in-process and finished goods	4,674	6,504
Total	$9,467	$10,345

Note 5 – Goodwill

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the nine months ended September 30, 2022:

	Digital Agreements	Security Solutions	Total
(In thousands)
Net balance at December 31, 2021	$—	$—	$96,174
Goodwill reallocation (1)	20,966	75,208	—
Foreign currency exchange rate effect	(2,175)	(7,805)	(9,980)
Net balance at September 30, 2022	$18,791	$67,403	$86,194

Goodwill reallocation: As a result of the transformation plan and new reportable operating segments (see Note 1 - Description of the Company), the Company allocated the goodwill balance to each reporting unit and respective reportable operating segments on May 17, 2022. Additionally, the Company performed a goodwill impairment test on the goodwill balances of each of the reporting units of its reportable operating segments as of May 17, 2022, by comparing the fair value of each reporting unit to its carrying value, including the allocated goodwill. The Company concluded that there was no indication of goodwill impairment for any of the reporting units as of May 17, 2022.

No impairment of goodwill was recorded during the nine months ended September 30, 2022.

Note 6 – Intangible Assets

Intangible assets as of September 30, 2022 and December 31, 2021 consist of the following:

		As of September 30, 2022		As of December 31, 2021
(In thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	3 to 7	$41,154	$41,034	$43,034	$42,281
Customer relationships	5 to 12	33,732	22,107	39,814	20,653
Patents and trademarks	10 to 20	13,474	12,181	13,549	12,193
Total		$88,360	$75,322	$96,397	$75,127

Amortization expense was $1.0 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively; and $3.6 million and $4.5 million for the nine months ended September 30, 2022 and 2021, respectively.

Certain intangible assets are denominated in functional currencies besides the U.S. dollar and are subject to currency fluctuations.

During the nine months ended September 30, 2022, the Company performed an impairment review of the customer relationships intangible assets obtained in its 2018 acquisition of Dealflo Limited (“Dealflo”). The impairment review was triggered by the Company’s July 2022 notification to customers regarding its intent to gradually sunset its Dealflo solution in the months leading up to December 31, 2023. As a result, all Dealflo solution customer contracts will terminate on or before December 31, 2023. The results of the impairment review indicated that the carrying value of the Dealflo customer relationships exceeded the fair value, and the Company recorded a $3.8 million impairment charge on the entire remaining value of the asset during the three months ended September 30, 2022. The charge is included in “Impairment of intangible assets” on the condensed consolidated statements of operations.

There were no additional impairments of intangible assets recorded during the nine months ended September 30, 2022 and 2021.

Note 7 – Property and Equipment, net

The following table presents the major classes of property and equipment as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Office equipment and software	$14,606	$14,327
Leasehold improvements	9,885	10,296
Furniture and fixtures	4,171	4,223
Capitalized software	1,492	—
Total	30,154	28,846
Accumulated depreciation	(19,358)	(18,089)
Property and equipment, net	$10,796	$10,757

Depreciation expense was $0.7 million and $2.1 million for the three and nine months ended September 30, 2022, respectively, compared to $0.8 million and $2.3 million for the three and nine months ended September 30, 2021, respectively.

Note 8 – Fair Value Measurements

The following tables summarize the Company’s financial assets by level in the fair value hierarchy, which are measured at fair value on a recurring basis, as of September 30, 2022 and December 31, 2021:

		Fair Value Measurement at Reporting Date Using
(In thousands)	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Notes	$1,997	—	$1,997	—
Corporate Notes / Bonds	$2,312	—	$2,312	—
Commercial Paper	$4,496	—	$4,496	—
U.S. Treasury Bills	$2,977	—	$2,977	—

		Fair Value Measurement at Reporting Date Using
(In thousands)	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Notes	$4,038	—	$4,038	—
Corporate Notes / Bonds	$9,585	—	$9,585	—
Commercial Paper	$8,996	—	$8,996	—
U.S. Treasury Bills	$9,990	—	$9,990	—
U.S. Government Agencies	$2,499	—	$2,499	—

The Company classifies its investments in debt securities as available-for-sale. Unrealized gains and losses are recorded to other comprehensive income. The unrealized gains and losses on the available-for-sale debt securities were not material as of September 30, 2022 and December 31, 2021.

The Company did not have any transfers of assets between Level 1 and Level 2 or Level 3 of the fair value hierarchy during the three or nine months ended September 30, 2022. Also, the Company did not have any financial liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

The Company’s non-financial assets and liabilities, which include goodwill and long-lived assets held and used, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, the Company would evaluate the non-financial assets and liabilities for impairment. If an impairment was to occur, the asset or liability would be recorded at its estimated fair value. During the three months ended September 30, 2022, the Company recorded an impairment of its Dealflo customer relationships intangible asset in the amount of $3.8 million, which was the entire remaining value of the asset. No impairment was recorded in the three or nine months ended September 30, 2021.

Note 9 – Allowance for credit losses

The changes in the allowance for credit losses during the nine months ended September 30, 2022 were as follows:

(In thousands)
Balance at December 31, 2021	$1,419
Provision	1,092
Write-offs	50
Net foreign currency translation	(35)
Balance at September 30, 2022	$2,526

Note 10 – Leases

Operating lease cost details for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

(In thousands)
Building rent	$509	$667	$1,605	$1,914
Automobile rentals	295	385	876	1,129
Total net operating lease costs	$804	$1,052	$2,481	$3,043

At September 30, 2022, the Company’s weighted average remaining lease term for its operating leases is 6.1 years, and the weighted average discount rate for its operating leases is 5%.

During the nine months ended September 30, 2022, there were $2.4 million of operating cash payments for lease liabilities, and $0.6 million of right-of use assets obtained in exchange for new lease liabilities.

Maturities of the Company’s operating leases are as follows:

As of September 30, 2022
(In thousands)
2022	$703
2023	2,535
2024	1,849
2025	1,686
2026	1,630
Later years	4,201
Less imputed interest	(1,952)
Total lease liabilities	$10,652

Note 11 – Income Taxes

The Company’s estimated annual effective tax rate for 2022 before discrete items and excluding entities with a valuation allowance is expected to be approximately 22%. The Company’s global effective tax rate is higher than the U.S. statutory tax rate of 21% primarily due to nondeductible expenses. The ultimate tax expense will depend on the mix of earnings in various jurisdictions. Income tax refunds, net of taxes paid, of $0.3 million were received during the three months ended September 30, 2022. Income taxes, net of refunds, of $1.7 million were paid during the nine months ended September 30, 2022.

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

Certain operations have incurred net operating losses (NOLs), which are currently subject to a valuation allowance. These NOLs may become deductible to the extent these operations become profitable. For each of its operations, the Company evaluates whether it is more likely than not that the tax benefits related to NOLs will be realized. As part of this evaluation, the Company considers evidence such as tax planning strategies, historical operating results, forecasted taxable income, and recent financial performance. In the year that certain operations record a loss, the Company does not recognize a corresponding tax benefit, thus increasing its effective tax rate, or decreasing its effective tax rate when reporting income in a jurisdiction that has a valuation allowance. Upon determining that it is more likely than not that the NOLs will be realized, the Company will reduce the tax valuation allowances related to these NOLs, which will result in a reduction of its income tax expense and its effective tax rate in the period.

At December 31, 2021, the Company had deferred tax assets of $43.7 million resulting from U.S., foreign and state NOL carryforwards of $148.6 million and other foreign deductible carryforwards of $97.5 million. At December 31, 2021, the Company had a valuation allowance of $31.3 million against deferred tax assets related to certain carryforwards.

Note 12 – Long-Term Compensation Plan and Stock Based Compensation (share counts in thousands)

Under the OneSpan Inc. 2019 Omnibus Incentive Plan, the Company awards restricted stock units subject to time-based vesting, restricted stock units which are subject to the achievement of future performance criteria and restricted stock units that are subject to the achievement of market conditions. Other long-term incentive plan compensation expense includes cash incentives.

The Company awarded 2,330 restricted stock units during the nine months ended September 30, 2022, subject to time-based vesting. The fair value of the unissued time-based restricted stock unit grants was $30.3 million at the dates of grant and the grants are being amortized over the vesting periods of one to four years.

The Company awarded restricted stock units subject to the achievement of service and future performance criteria during the nine months ended September 30, 2022, which allow for up to 200 shares to be earned if the performance criteria are achieved at the target level. The fair value of these awards was $2.4 million at the dates of grant and the awards are being amortized over the vesting period of three years. The Company currently believes that all of these shares are expected to be earned.

During the three and nine months ended September 30, 2022, stock-based compensation and other long-term incentive plan compensation accruals were reversed for certain employees who were severed from the Company. The reversal of the accrued long-term incentive plan compensation for the severed employees largely offset the expense for the periods.

The following table presents stock-based compensation expense and other long-term incentive plan compensation expense for the three and nine months ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

(In thousands)
Stock-based compensation	$2,884	$347	$5,497	$2,981
Other long-term incentive plan compensation	230	165	118	640
Total compensation	$3,114	$512	$5,615	$3,621

Note 13 – Earnings per Share

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive. Because the Company was in a net loss position for the three and nine months ended September 30, 2022 and 2021, diluted net loss per share for these periods excludes the effects of common stock equivalents, which are anti-dilutive.

The details of the earnings per share calculations for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Net loss	$(7,201)	$(975)	$(11,337)	$(16,811)
Weighted average common shares outstanding:
Basic	39,723	39,629	39,801	39,688
Incremental shares with dilutive effect:
Restricted stock awards	—	—	—	—
Diluted	39,723	39,629	39,801	39,688

Net loss per share:
Basic	$(0.18)	$(0.02)	$(0.28)	$(0.42)
Diluted	$(0.18)	$(0.02)	$(0.28)	$(0.42)

Note 14 – Legal Proceedings and Contingencies

The Company is subject to certain legal proceedings and claims incidental to the operations of its business. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully adjudicated. The Company currently does not anticipate that these matters, if resolved against the Company, will have a material adverse impact on its financial results or financial condition.

The Company accrues loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. As of September 30, 2022, the Company has recorded an accrual of $1.3 million for loss contingencies, which represents the better estimate within the probable range of $1.3 million and $2.0 million, related to all probable losses where a reasonable estimate could be made.

The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible, but not probable. As of September 30, 2022, the Company does not have any reasonably possible losses for which an estimate can be made. Although the Company intends to defend its legal matters vigorously, the ultimate outcome of these matters is uncertain. However, the Company does not expect the potential losses, if any, to have a material adverse impact on its operating results, cash flows, or financial condition.

Note 15 – Restructuring and Other Related Charges

In December 2021, the Board approved a restructuring plan (“Plan”) designed to advance the Company’s operating model, streamline its business, improve efficiency, and enhance its capital resources. As part of the first phase of the Plan, the Company reduced headcount by eliminating positions in certain areas of its organization. The first phase of the Plan began and was substantially completed during the three months ended March 31, 2022.

In May 2022, the Board approved additional actions related to the Plan through the year ending December 31, 2025. This second phase of the Plan consists solely of headcount-related actions and is designed to continue to advance the Company’s operating model, streamline its business, improve efficiency, and enhance its capital resources.

In connection with the Plan, the Company incurred severance, retention pay, and related benefit costs. The Company recorded $2.7 million and $8.0 million in “Restructuring and other related charges” in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022, respectively.

In total, there were approximately 100 employees, across multiple functions, whose positions were made redundant.

The table below sets forth the changes in the carrying amount of the restructuring charge liability for the nine months ended September 30, 2022.

	Restructuring Charge Liability
(In thousands)	$
Balance as of December 31, 2021		—
Additions		8,000
Payments		(4,446)
Balance as of September 30, 2022		$3,554

The $3.6 million restructuring charge liability at September 30, 2022 is included in “Accrued wages and payroll taxes” in the condensed consolidated balance sheet. The liability is entirely comprised of employee costs that are expected to be paid by September 30, 2023.

Note 16 – Segment Information

In May 2022, the Company announced a three-year strategic transformation plan that will enable it to build on its strong solution portfolio and market position, enhance its enterprise go-to-market strategy, accelerate revenue growth, and drive efficiencies to support margin expansion and increased profitability. In conjunction with the strategic transformation plan and to enable a more efficient capital deployment model, effective with the quarter ended June 30, 2022, the Company began reporting under the following two lines of business, which are its reportable operating segments: Digital Agreements and Security Solutions. The Company expects to manage Digital Agreements for accelerated growth and market share gains and Security Solutions for cash flow given its more modest growth profile.

Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker (CODM), in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer.

●	Digital Agreements. Digital Agreements consists of solutions that enable clients to secure and automate business processes associated with their digital agreement and customer transaction lifecycles that require consent, non-repudiation and compliance. These solutions, which are largely cloud-based, include our e-signature solution and our Virtual Room solution. As the transformation plan progresses, the Company expects to include other cloud-based security modules associated with the secure transaction lifecycle of identity verification, authentication, virtual interaction, e-transactions and e-vaulting (storage) in the Digital Agreements segment. This segment also includes costs attributable to its transaction cloud platform.
●	Security Solutions. Security Solutions consist of a broad portfolio of software products and/or software development kits (SDKs) that are used to build applications designed to defend against attacks on digital transactions across online environments, devices and applications. These solutions, which are largely on-premises software products, include identity verification, multi-factor authentication and transaction signing, such as mobile application security, mobile software tokens, and Digipass tokens that are not cloud-connected devices.

Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue, sales and marketing, and research and development expenses that are incurred directly by a segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment.

The tables below set forth information about the Company’s operating segments for the three and nine months ended September 30, 2022 and 2021, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except percentages)	2022	2021	2022	2021
Digital Agreements
Revenue	$12,200	$10,129	$35,955	$29,720
Gross profit	$9,736	$7,280	$27,669	$21,303
Gross margin	80%	72%	77%	72%
Operating income (loss)	$2,160	$79	$2,823	$(2,027)

Security
Revenue	$44,947	$42,147	$126,429	$125,608
Gross profit	$28,695	$29,115	$82,946	$84,165
Gross margin	64%	69%	66%	67%
Operating income	$5,711	$10,689	$21,399	$25,610

Total Company:
Revenue	$57,147	$52,276	$162,384	$155,328
Gross profit	$38,431	$36,395	$110,615	$105,468
Gross margin	67%	70%	68%	68%

Statements of Operations reconciliation:
Segment operating income	$7,871	$10,768	$24,222	$23,583
Corporate operating expenses not allocated at the segment level	13,496	12,784	47,328	43,752
Total Company operating loss	$(5,625)	$(2,016)	$(23,106)	$(20,169)

The following tables illustrate the disaggregation of revenues by category and services, including a reconciliation of the disaggregated revenues to revenues from the Company’s two operating segments for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30, 2022		September 30, 2021
	Digital Agreements	Security Solutions	Digital Agreements	Security Solutions
(In thousands)
Subscription	$10,321	$11,941	$8,262	$9,545
Maintenance and support	1,693	11,158	1,580	11,154
Professional services and other	186	2,034	267	3,560
Hardware products	—	19,814	20	17,888
Total Revenue	$12,200	$44,947	$10,129	$42,147

	Nine Months Ended
	September 30, 2022		September 30, 2021
	Digital Agreements	Security Solutions	Digital Agreements	Security Solutions
(In thousands)
Subscription	$30,728	$34,632	$24,201	$25,734
Maintenance and support	4,453	32,522	4,469	33,822
Professional services and other	774	5,327	985	11,090
Hardware products	—	53,948	65	54,962
Total Revenue	$35,955	$126,429	$29,720	$125,608

The Company allocates goodwill by reporting unit, in accordance with ASC 350 – Goodwill and Other. Asset information by segment is not reported to or reviewed by the CODM to allocate resources, and therefore, the Company has not disclosed asset information for the segments.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except headcount, ratios, time periods and percentages)

Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “OneSpan,” “Company,” “we,” “our,” and “us” refer to OneSpan Inc. and its subsidiaries.

This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of OneSpan for the three and nine months ended September 30, 2022 and 2021, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”).

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of applicable U.S. securities laws, including statements regarding the outcomes we expect from our strategic transformation plan; the results we expect from the investments we are making in sales, marketing, and product development; our plans for managing our Digital Agreements and Security Solutions segments; our expected financial results for full year 2022; the potential benefits, performance and functionality of our products and solutions, including future offerings; our expectations, beliefs, plans, operations and strategies relating to our business and the future of our business; product enhancements and introductions; future sales and marketing expenditures; plans to expand our salesforce; foreign currency exchange rate impacts; the effects of supply chain disruptions; and our general expectations regarding our financial performance in the future. Forward-looking statements may be identified by words such as "seek", "believe", "plan", "estimate", "anticipate", “expect", "intend", "continue", "outlook", "may", "will", "should", "could", or "might", and other similar expressions. These forward-looking statements involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could materially affect our business and financial results include, but are not limited to: our ability to execute our strategic transformation plan; our ability to hire and train sales and other employees necessary to implement our strategic transformation plan; our ability to generate market demand and sales leads; market acceptance of our products and solutions; investments in new products or businesses that may not achieve expected returns; competition; changes in customer requirements; the potential effects of technological changes; economic recession, inflation, and political instability; the impact of the COVID-19 pandemic and actions taken to contain it; our ability to effectively manage acquisitions, divestitures, alliances, joint ventures and other portfolio actions; the increasing frequency and sophistication of cyber-attacks; claims that we have infringed the intellectual property rights of others; price competitive bidding; changing laws, government regulations or policies; pressures on price levels; component shortages; delays and disruption in global transportation and supply chains; reliance on third parties for certain products and data center services; impairment of goodwill or amortizable intangible assets causing a significant charge to earnings; actions of activist stockholders; and exposure to increased economic and operational uncertainties from operating a global business, as well as those factors described in the “Risk Factors” section of our Annual Report on Form 10-K, as updated by the “Risk Factors” section of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. Our filings with the Securities and Exchange Commission (the “SEC”) and other important information can be found in the Investor Relations section of our website at investors.onespan.com. We do not have any intent, and disclaim any obligation, to update the forward-looking information to reflect events that occur, circumstances that exist or changes in our expectations after the date of this Form 10-Q, except as required by law.

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

Business Transformation

We are currently in the midst of a business transition and transformation. Our total revenue decreased on a year-over-year basis in 2020, and 2021, and we experienced negative operating income and net losses in both of those years. During 2021 and early 2022, our previous CEO, CFO, and several other senior executives left the company. In late November 2021, our current CEO joined us and has been building a new executive team over the course of 2022 to effect the transformation.

In May 2022, we announced a three-year strategic transformation plan that we believe will enable us to build on our strong solution portfolio and market position, enhance our enterprise go-to-market strategy, accelerate revenue growth, and drive efficiencies to support margin expansion and increased profitability. In conjunction with the strategic transformation plan and to enable a more efficient capital deployment model, effective with the quarter ended June 30, 2022, we began reporting under the following two lines of business, which are our reportable operating segments: Digital Agreements and Security Solutions.

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

We expect to manage Digital Agreements for accelerated growth and market share gains and Security Solutions for cash flows given its more modest growth profile. Across both segments, we are building on our strong foundation in both e-signature and cybersecurity by enhancing product features, developing new and next-generation solutions, and building out a new transaction cloud platform, which we expect will allow us to efficiently deliver security and e-signature solutions to our customers across their entire digital agreement lifecycle. We also plan to enhance our go-to-market strategy by prioritizing growth at large enterprise accounts, expanding our direct sales force, and accessing new routes to market through alliances and partnerships.

Our transformation plan involves numerous risks and uncertainties. Please see Item IA, Risk Factors.

Restructuring Plan

In December 2021, our Board approved a restructuring plan designed to advance our operating model, streamline our business, improve efficiency, and enhance our capital resources. The first phase of this restructuring plan began and was substantially completed during the three months ended March 31, 2022.

In May 2022, our Board approved additional actions related to the restructuring plan through the year ending December 31, 2025. The additional actions consist solely of headcount-related reductions designed to continue to advance the same objectives as the first phase of the plan.

As part of the restructuring plan, we reduced headcount by eliminating approximately 100 positions. We incurred severance and related benefits costs, recorded in “Restructuring and other related charges” in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022. See Note 15 - Restructuring and Other Related Charges, for additional detail.

Macroeconomic Events

Macroeconomic events impacting our business are discussed below. During the third quarter of 2022, we continued to operate under uncertain market conditions, influenced by events such as the Russia-Ukraine conflict, the continuing impact of the COVID-19 pandemic, disruption to our supply chain and the inflationary cost environment.

Russia-Ukraine Conflict

While we do not anticipate that the current posture of the Russia-Ukraine conflict will materially and adversely affect our results of operations, the conflict is still ongoing and future impacts are difficult to estimate. An escalation of the conflict’s current scope or expansion of the conflict’s economic disruption could materially and adversely affect our company and its operations. The conflict has and may continue to have a significant impact on the global macroeconomic and geopolitical environments, including increased volatility in capital and commodity markets, rapid changes to regulatory conditions (including the use of sanctions), supply chain and operational challenges for multinational corporations, inflationary pressures and an increased risk of cybersecurity incidents. For a more complete discussion of the risks we encounter in our business, please refer to Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

COVID-19, Supply Chain Disruption and Inflationary Cost Environment

As we have progressed through 2022, our supply chain has been impacted by global issues related to the effects of the COVID-19 pandemic, the Russia-Ukraine conflict and the inflationary cost environment, particularly with respect to materials in the semiconductor market, including part shortages, increased freight costs, diminished transportation capacity and labor constraints. This has resulted in disruptions in our supply chain, as well as difficulties and delays in procuring certain semiconductor components. Since the latter part of the fourth quarter of 2021, cost increases have been driven by elevated lead times and increased material costs, in particular the need to purchase semiconductor components from alternative sources. We expect increased costs to procure materials within the semiconductor market to continue throughout 2022. Further, we anticipate the broader impact of inflationary pressures and increased material and supply chain costs and disruptions to continue throughout 2022. We are closely monitoring our supply chain, including impacts from manufacturing lockdowns related to the spread of COVID-19 in China which continue to disrupt the semiconductor supply market. Accordingly, in the first nine months of 2022 we focused on improving our supplier network, engineering alternative designs and working to reduce supply shortages. We are actively managing our inventory in an effort to minimize supply chain disruptions and enable continuity of supply and services to our customers, and we expect to maintain elevated levels of inventory for certain of our products until supply constraints have been remediated. We are also considering alternative manufacturing and supply arrangements to mitigate these supply chain risks in the future.

In order to combat rising inflation in the U.S., the Federal Reserve has raised interest rates multiple times since the beginning of 2022. The increase in U.S. dollar interest rates and overall market conditions have led to significant strengthening of the U.S. dollar against other global currencies in 2022. The strong U.S. dollar reduced the impact of cash generated from our foreign operations during the first three quarters of 2022, driven by revenues and costs that are denominated in foreign currencies, which has impacted, and which we expect to continue to impact, our operating cash flows and net income throughout 2022.

Although the macroeconomic environment continued to introduce challenges in 2022, we are encouraged by customer demand for our products and services, particularly in our e-signature solution in the Digital Agreements segment and our mobile, authentication and Digipass solutions in our Security Solutions segment. We believe our existing balances of cash and cash equivalents, along with our short-term investments, will continue to be sufficient to satisfy our liquidity requirements associated with our existing operations.

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

The comparison of operating expenses can be impacted significantly by costs related to our stock-based and long-term incentive plans. Operating expenses for the three and nine months ended September 30, 2022 included $3.1 million and $5.6 million, respectively, of expenses related to stock-based and long-term incentive plan costs compared to

$0.5 million and $3.6 million of stock-based and long-term incentive plan cost for the three and nine months ended September 30, 2021, respectively. Stock-based compensation expense during the nine months ended September 30, 2022 included a significant number of new grants to our newly hired executives, as well as an overall expansion of the equity incentive program put in place for the long-term retention of our employees.

Our operating expenses consist of:

●	Sales and marketing. Sales and marketing expenses consist primarily of personnel costs, commissions and bonuses, trade shows, marketing programs and other marketing activities, travel, outside consulting costs, and long-term incentive compensation. We expect sales and marketing expenses to increase in absolute dollars as we expand our salesforce and marketing activities to support our strategic transformation plan, although our sales and marketing expenses may fluctuate as a percentage of total revenue.
●	Research and development. Research and development expenses consist primarily of personnel costs and long-term incentive compensation. We expect research and development costs to increase in absolute dollars as we continue to enhance and expand our product offerings and cloud platform. However, our research and development expenses may fluctuate as a percentage of total revenue due to expected growth of our team and continued capitalization of certain costs related to the expansion of our cloud product portfolio.
●	General and administrative. General and administrative expenses consist primarily of personnel costs, legal, consulting and other professional fees, and long term incentive compensation. We expect general and administrative expenses to increase in absolute dollars to support the anticipated growth of our business, although our general and administrative expenses may fluctuate as a percentage of total revenue.
●	Amortization of intangible assets. Acquired intangible assets are amortized over their respective amortization periods, and are periodically evaluated for impairment.
●	Impairment of intangible assets. Impairment of intangible assets are incurred when we determine that the carrying value of an asset exceeds its fair value. We test annually, or when triggering events arise. During the nine months ended September 30, 2022, we performed an impairment review of the customer relationships intangible assets obtained in our 2018 acquisition of Dealflo Limited (“Dealflo”). The impairment review was triggered by the our July 2022 notification to customers regarding our intent to gradually sunset our Dealflo solution in the months leading up to December 31, 2023. The results of the impairment review indicated that the carrying value of the Dealflo customer relationships exceeded the fair value, and we recorded a $3.8 million impairment charge on the entire remaining value of the asset during the three months ended September 30, 2022.
●	Restructuring and other related charges. Restructuring and other related charges consists of severance and related benefits incurred from headcount reductions as part of our restructuring plan. We plan to incrementally incur additional restructuring costs through December 31, 2025, when the plan terminates. During the three months ended September 30, 2022, we began presenting restructuring charges, previously included in the sales and marketing, research and development, and general and administrative expense lines, on its own line item on the condensed consolidated statement of operations, in order to improve clarity and comparability of all operating expenses across periods.

Segment Results

Segment operating income consists of the revenue generated by a segment, less the direct costs of revenue, sales and marketing, research and development, and general and administrative expenses, amortization and impairment charges that are incurred directly by a segment. Unallocated corporate costs include companywide costs that are not attributable to a particular segment. Financial results by operating segment are included below under Results of Operations.

Interest Income (Expense), Net

Interest income (expense), net consists of income earned on our cash, cash equivalents and short-term investments. Our cash equivalents and short-term investments are invested in short-term instruments at current market rates.

Other Expense (Income), Net

Other expense (income), net primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our research and development in those countries and other miscellaneous non-operational expenses.

Income Taxes

Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). The majority of our IP in our Security Solutions business is owned by two subsidiaries, one in the U.S. and one in Switzerland. These two subsidiaries have entered into agreements with most of the other OneSpan entities under which those other entities provide services to our U.S. and Swiss subsidiaries on either a percentage of revenue or on a cost plus basis or both. Under this structure, the earnings of our service provider subsidiaries are relatively constant. These service provider companies tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings tend to flow to the U.S. company and Swiss company. In 2022, earnings flowing to the U.S. company are expected to be taxed at a rate of 21% to 25%, while earnings flowing to the Swiss company are expected to be taxed at a rate ranging from 11% to 15%, plus Swiss federal withholding tax of an additional 5%. A Canadian and UK subsidiary of the Company currently sell to and service global customers directly. In addition, many of our entities operate as distributors for all of our OneSpan products.

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

Foreign Exchange Rate Impact

We generate approximately 85% of our revenue and have substantial operations outside of the United States, and therefore changes in foreign currency exchange rates, particularly the Euro exchange rate, can have a significant impact on our revenue and operating expenses. Changes in foreign exchange rates negatively impacted revenue by $4.5 million and $9.3 million, and favorably impacted net income by $1.4 million and $2.1 million for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021.

Results of Operations

In conjunction with our strategic transformation plan, effective with the quarter ended June 30, 2022, we began reporting under the following two lines of business, which are our reportable operating segments: Digital Agreements and Security Solutions.

The following table sets forth, for the periods indicated, selected segment and consolidated operating results.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except percentages)	2022	2021	2022	2021
Digital Agreements
Revenue	$12,200	$10,129	$35,955	$29,720
Gross profit	$9,736	$7,280	$27,669	$21,303
Gross margin	80%	72%	77%	72%
Operating income (loss)	$2,160	$79	$2,823	$(2,027)

Security
Revenue	$44,947	$42,147	$126,429	$125,608
Gross profit	$28,695	$29,115	$82,946	$84,165
Gross margin	64%	69%	66%	67%
Operating income	$5,711	$10,689	$21,399	$25,610

Total Company:
Revenue	$57,147	$52,276	$162,384	$155,328
Gross profit	$38,431	$36,395	$110,615	$105,468
Gross margin	67%	70%	68%	68%

Statements of Operations reconciliation:
Segment operating income	$7,871	$10,768	$24,222	$23,583
Corporate operating expenses not allocated at the segment level	13,496	12,784	47,328	43,752
Total Company operating loss	$(5,625)	$(2,016)	$(23,106)	$(20,169)

Revenue

Revenue by products and services allocated to the segments for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended
	September 30, 2022		September 30, 2021
	Digital Agreements	Security Solutions	Digital Agreements	Security Solutions
(In thousands)
Subscription (1)	$10,321	$11,941	$8,262	$9,545
Maintenance and support	1,693	11,158	1,580	11,154
Professional services and other (2)	186	2,034	267	3,560
Hardware products	—	19,814	20	17,888
Total Revenue	$12,200	$44,947	$10,129	$42,147

	Nine Months Ended
	September 30, 2022		September 30, 2021
	Digital Agreements	Security Solutions	Digital Agreements	Security Solutions
(In thousands)
Subscription (1)	$30,728	$34,632	$24,201	$25,734
Maintenance and support	4,453	32,522	4,469	33,822
Professional services and other (2)	774	5,327	985	11,090
Hardware products	—	53,948	65	54,962
Total Revenue	$35,955	$126,429	$29,720	$125,608

(1)	Subscription includes cloud and on-premises subscription revenue, previously referred to as “subscription” and “term-based software licenses”.
(2)	Professional services & other includes perpetual software licenses revenue, which was less than 3% of total revenue for both the three and nine months ended September 30, 2022, and less than 6% of total revenue for both the three and nine months ended September 30, 2021.

Total revenue increased by $4.9 million, or 9%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Changes in foreign exchange rates as compared to the same period in 2021 negatively impacted revenue by approximately $4.5 million.

For the nine months ended September 30, 2022, total revenue increased by $7.1 million, or 5%, compared to the nine months ended September 30, 2021. Changes in foreign exchange rates as compared to the same period in 2021 negatively impacted revenue by approximately $9.3 million.

Additional information on our revenue by segment follows.

●	Digital Agreements revenue increased $2.1 million, or 20%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, revenue increased $6.2 million, or 21%, compared to the same period in the prior year. The increase in Digital Agreements revenue for the three and nine month year-over-year periods was driven by new customer revenue and existing customer expansion, partially offset primarily by delays in certain customer renewals, the non-renewal of several contracts, and contraction due to certain existing customers reducing their purchase volumes as compared to the height of the COVID-19 pandemic. Year-over-year growth in Digital Agreements for the three and nine months ended September 30, 2022 was also positively impacted by a significantly higher proportion of cloud subscription revenue relative to on-premises revenue for both periods.
●	Security Solutions revenue increased $2.8 million, or approximately 7%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was driven by higher subscription and hardware revenues. For the three months ended September 30, 2022, our on-premises subscription revenue increased as a result of higher customer demand from existing customers and the conversion of perpetual license to term license deals. The increase in hardware revenue was primarily attributable to a higher average selling price for our hardware as a result of customer mix (higher volume sales from customers with a higher average selling price), partially offset by lower customer purchase volumes due to the timing of certain clients restocking their inventories and project delays for certain of our customers. For the nine months ended September 30, 2022, Security Solutions revenue increased $0.8 million, or 1%, compared to the same period in the prior year. This increase was primarily related to expansion of business from existing customers and the conversion of perpetual license to term license deals, partially offset by lower hardware purchase volumes by existing customers. During the three and nine months ended September 30, 2022, our hardware revenue was also impacted by electronic component shortages, particularly microprocessors, as a result of the global supply chain disruption.

Our revenue is heavily influenced by the timing of orders and shipments. As a result, we believe that the overall strength of our business is best evaluated over a longer term where the impact of transactions in any given period is not as significant as in a quarter-over-quarter comparison.

Revenue by Geographic Regions: We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes sales in North, Central, and South America; and 3) Asia Pacific (APAC), which includes Asia as well as Australia and New Zealand. The breakdown of revenue in each of our major geographic areas was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

(In thousands, except percentages)
Revenue
EMEA	$ 25,999	$ 21,965	$ 74,396	$ 73,784
Americas	20,394	17,621	56,972	51,160
APAC	10,754	12,690	31,016	30,384
Total revenue	$ 57,147	$ 52,276	$ 162,384	$ 155,328

% of Total Revenue
EMEA	45%	42%	46%	48%
Americas	36%	34%	35%	33%
APAC	19%	24%	19%	20%

Revenue generated in EMEA during the three months ended September 30, 2022 was $4.0 million, or 18%, higher than the three months ended September 30, 2021, driven primarily by a higher volume of term-based license sales, including the transition of certain customers from perpetual licenses to term-based licenses. Higher hardware revenue as a result of a favorable average selling price from customer mix was also a factor in the increase. For the nine months ended September 30, 2022, revenue generated in EMEA was $0.6 million, or 1%, higher than the same period in 2021.

Revenue generated in the Americas during the three months ended September 30, 2022 was $2.8 million, or 16%, higher than the three months ended September 30, 2021. This increase was primarily driven by higher cloud subscription revenue due to both new customers and expansion of services to existing customers as a result of higher usage of our products. Also contributing to the increase was higher hardware revenue driven by both higher customer purchase volumes and a higher average selling price due to customer mix. For the nine months ended September 30, 2022, revenue generated in the Americas was $5.8 million, or 11%, higher than the same period in 2021, driven primarily by higher cloud subscription revenue as a result of both new customers and expansion of services to existing customers.

Revenue generated in the Asia Pacific region during the three months ended September 30, 2022 was $2.0 million, or 15%, lower than the three months ended September 30, 2021, driven by lower hardware revenue. For the nine months ended September 30, 2022, revenue generated in the Asia Pacific region was $0.6 million, or 2%, higher than the same period in 2021, driven by higher customer demand for our on-premises and cloud subscription products, partially offset by lower hardware revenue.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold for our products and services for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(In thousands, except percentages)
Cost of goods sold
Product and license	$ 12,646	$ 9,502	$ 32,672	$ 30,819
Services and other	6,070	6,379	19,097	19,041
Total cost of goods sold	$ 18,716	$ 15,881	$ 51,769	$ 49,860

Gross profit	$ 38,431	$ 36,395	$ 110,615	$ 105,468

Gross margin
Product and license	60%	66%	63%	64%
Services and other	77%	74%	74%	73%
Total gross margin	67%	70%	68%	68%

The cost of product and license revenue increased by $3.1 million, or 33%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. During the nine months ended September 30, 2022, the cost of product and license revenue increased $1.9 million, or 6%, compared to the nine months ended September 30, 2021. Cost of goods sold for both the three and nine months ended September 30, 2022 were primarily impacted by price increases for our hardware components, supply chain disruption, and higher freight costs than the prior year. In addition, and to a lesser extent, the cost of goods sold was impacted by product mix.

The cost of services and other revenue decreased by $0.3 million, or 5%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, driven by lower maintenance and professional services revenue, as well as a one-time incentive credit from our cloud services provider. For the nine months ended September 30, 2022, the cost of services and other revenue increased by less than $0.1 million.

Gross profit increased $2.0 million, or 6%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. During the nine months ended September 30, 2022 gross profit increased by $5.1 million, or 5%, compared to the nine months ended September 30, 2021. Gross profit margin was 67% and 68% for the three and nine months ended September 30, 2022, respectively, compared to 70% and 68% for the three and nine months ended September 30, 2021, respectively. The decrease in profit margin for the three months ended September 30, 2022 was primarily driven by higher costs for our hardware materials and freight.

The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies, including the Euro. The impact of changes in currency rates are estimated to have had a favorable impact on overall cost of goods sold of $0.2 million and $0.4 million for the three and nine months ended September 30, 2022, respectively. Had currency rates in 2022 been equal to rates in the comparable period of 2021, the gross profit margin would have been approximately 3 and 2 percentage points higher for the three and nine months ended September 30, 2022, respectively.

Additional information on our gross profit by segment follows.

●	Digital Agreements gross profit increased $2.5 million, or 34%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, Digital Agreements gross profit increased $6.4 million, or 30%, compared to the same period in the prior year. The increase in gross profit for both periods is driven by higher revenues and lower outside services costs for operating our cloud platform due to higher usage tier discounts, including a one-time incentive credit. Digital Agreements gross margin for the three and nine months ended September 30, 2022 was 80% and 77%, respectively, compared to 72% for the three and nine months ended September 30, 2021.

●	Security Solutions gross profit decreased $0.5 million, or approximately 2%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, Security Solutions gross profit decreased $1.2 million, or 1%, compared to the same period in the prior year. Security Solutions gross margin for the three and nine months ended September 30, 2022 was 64% and 66%, respectively, compared to 69% and 67% for the three and nine months ended September 30, 2021, respectively. The decrease in profitability and margins was primarily driven by higher hardware materials and logistics costs relative to the average selling price of the units.

Operating expenses

Operating expenses increased by $5.6 million, or 15%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Changes in foreign exchange rates favorably impacted operating expenses by approximately $3.0 million as compared to the same period in 2021.

For the nine months ended September 30, 2022, operating expenses increased by $8.1 million, or 6%, compared to the nine months ended September 30, 2021. Changes in foreign exchange rates favorably impacted operating expenses by approximately $6.2 million as compared to the same period in 2021.

The following table presents the breakout of operating expenses by category as of September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

(In thousands)
Operating costs
Sales and marketing	$15,265	$14,449	$45,193	$46,638
Research and development	9,541	11,359	33,596	35,699
General and administrative	11,813	11,207	39,549	38,797
Impairment of intangible assets	3,828	—	3,828	—
Restructuring and other related charges	2,653	—	8,000	—
Amortization of intangible assets	956	1,396	3,555	4,503
Total operating costs	$44,056	$38,411	$133,721	$125,637

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended September 30, 2022 were $15.3 million, an increase of $0.8 million, or 6%, from the three months ended September 30, 2021. This increase was driven by higher commissions and higher stock-based compensation expense associated with grants issued during the third quarter of 2022, partially offset by some cost reductions due to a lower overall headcount and other payroll related expenses. Sales and marketing expenses for the nine months ended September 30, 2022 were $45.2 million, a decrease of $1.4 million or approximately 3% from the same period in 2021. The decrease is primarily related to lower headcount and associated payroll related expenses during the nine months ended September 30, 2022 compared to the same period in 2021.

Average full-time sales, marketing, support, and operating employee headcount for the three and nine months ended September 30, 2022 was 331 and 346, respectively, compared to 363 and 368 for the three and nine months ended September 30, 2021, respectively. Average headcount was 9% and 6% lower for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.

In future periods, we expect sales and marketing spend to increase as we enhance our enterprise go-to-market strategy. We are focused on new logo growth through building brand awareness, as well as expanding offerings to our existing customers. We expect to expand our sales force and add new distribution channels.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2022, were $9.5 million, a decrease of $1.8 million, or 16%, from the three months ended September 30, 2021. Research and development expenses for the nine months ended September 30, 2022 were $33.6 million, a decrease of $2.1 million, or 6%, from the nine months ended September 30, 2021. The decrease in expense for both periods was driven primarily by the capitalization of expanded research and development costs to enhance our Digital Agreements product offerings. Personnel costs were also lower during the three and nine months ended September 30, 2022 compared to the same periods in 2021 as a result of restructuring actions that reduced headcount.

Average full-time research and development employee headcount for the three and nine months ended September 30, 2022 was 328 and 347, compared to 364 and 359 for the three and nine months ended September 30, 2021, respectively. Average headcount was approximately 10% and 3% lower for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2022, were $11.8 million, an increase of $0.6 million, or 5%, from the three months ended September 30, 2021. General and administrative expenses for the nine months ended September 30, 2022 were $39.5 million, an increase of $0.8 million, or 2%, from the nine months ended September 30, 2021. This increase in expense for both periods was due to higher average compensation per employee, higher stock-based compensation expense, and higher travel costs. The increases were partially offset by lower outside services costs.

Average full-time general and administrative employee headcount for the three and nine months ended September 30, 2022 was 139 and 138, respectively, compared to 134 for the three and nine months ended September 30, 2021. Average headcount was approximately 3% higher for the three and nine months ended September 30, 2022 when compared to the same periods in 2021.

Impairment of Intangible Assets

During the three and nine months ended September 30, 2022, we recorded $3.8 million of impairment of intangible assets charges. The impaired intangible assets were customer relationships associated with our Dealflo product, which was purchased in connection with a 2018 acquisition.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended September 30, 2022 was $1.0 million, compared to $1.4 million for the three months ended September 30, 2021. Amortization expense for the nine months ended September 30, 2022 was $3.6 million compared to $4.5 million for the nine months ended September 30, 2021. The decrease in both periods was driven by certain intangible assets acquired in prior years becoming fully amortized.

Restructuring and Other Related Charges

Restructuring and other related charges were $2.7 million and $8.0 million for the three and nine months ended September 30, 2022. The charges include severance, retention pay, and related benefit costs incurred in conjunction with our restructuring plans.

Segment Operating Income (Loss)

Information on our operating income (loss) by segment follows.

●	Digital Agreements operating income for the three months ended September 30, 2022 was $2.2 million, compared to less than $0.1 million for the comparable period in the prior year. Operating income for the nine months ended September 30, 2022 was $2.8 million, compared to operating loss of $2.0 million for the comparable period in the prior year. Operating income increases for both periods reflect our strategic transformation plan to accelerate growth in this operating segment, which drove higher revenues. A one-time incentive credit from our cloud services provider also contributed to these increases.

●	Security Solutions operating income for the three months ended September 30, 2022 was $5.7 million, which was a year-over-year decrease of $5.0 million, or 46%, from the three months ended September 30, 2021. This decrease was driven primarily by the $3.8 million intangible asset impairment, a decline in perpetual software license revenue, and an increase in material and freight costs. For the nine months ended September 30, 2022, Security Solutions operating income was $21.4 million, which was $4.2 million, or 16%, lower than the comparable period of the prior year.

Interest income (expense), net

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(In thousands)
Interest income (expense), net	$ 179	($ 4)	$ 197	$ 2

Interest income, net was less than $0.2 million for the three months ended September 30, 2022 compared to an expense of less than $0.1 million for the three months ended September 30, 2021. Interest income was $0.2 million for the nine months ended September 30, 2022 compared to less than $0.1 million for the nine months ended September 30, 2021. Fluctuations in interest income (expense), net, are reflective of changes in interest rates.

Other income (expense), net

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

(In thousands)
Other income (expense), net	($ 1,155)	$ 283	$ 13,817	$ 950

Other income (expense), net primarily includes subsidies received from foreign governments in support of our research and development in those countries, exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, and other miscellaneous non-operational, non-recurring expenses.

Other income (expense), net for the three months ended September 30, 2022 was $(1.2) million, compared to $0.3 million for the comparable period of 2021, driven primarily by currency fluctuations. For the nine months ended September 30, 2022, other income (expense), net was $13.8 million, compared to $1.0 million for the nine months ended September 30, 2021. The fluctuation was primarily driven by the $14.8 million gain on sale of our investment in Promon AS.

Provision for Income Taxes

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

(In thousands)
Provision (benefit) for income taxes	$ 600	($ 762)	$ 2,245	($ 2,406)

We recorded income tax expense for the three months ended September 30, 2022 of $0.6 million, compared to income tax benefit of $0.8 million for the three months ended September 30, 2021. The expense recorded during three months ended September 30, 2022 was primarily attributable to earnings at subsidiaries without a valuation allowance. We recorded income tax expense for the nine months ended September 30, 2022 of $2.2 million compared to income tax benefit of $2.4 million for the nine months ended September 30, 2021. The expense recorded for the nine months ended September 30, 2022 was primarily attributable to the gain recognized on the sale of our investment in Promon AS and income taxes on earnings at subsidiaries without a valuation allowance.

Liquidity and Capital Resources

At September 30, 2022, we had cash balances (total cash and cash equivalents) of $81.8 million and short-term investments of $11.8 million. Short-term investments consist of U.S. treasury notes and bills, corporate notes and bonds, and high quality commercial paper with maturities at acquisition of more than three months and less than twelve months.

At December 31, 2021, we had cash balances of $63.4 million and short-term investments of $35.1 million.

We are party to lease agreements that require letters of credit to secure the obligations. The restricted cash related to these letters of credit is recorded in other non-current assets on the condensed consolidated balance sheet in the amount of $0.8 million at each of September 30, 2022 and December 31, 2021.

Our working capital at September 30, 2022 was $89.8 million compared to $98.0 million at December 31, 2021.

As of September 30, 2022, we held $55.5 million of cash and cash equivalents in subsidiaries outside of the United States. Of that amount, $54.9 million is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.

We believe that our financial resources are adequate to meet our operating needs over the next twelve months.

Our cash flows are as follows:

	Nine months ended September 30,
	2022	2021
(In thousands)
Cash provided by (used in):
Operating activities	($ 13,679)	($ 4,429)
Investing activities	39,548	(14,299)
Financing activities	(6,799)	(10,253)
Effect of foreign exchange rate changes on cash and cash equivalents	(616)	(760)

Operating Activities

Cash generated by operating activities is primarily comprised of net loss, as adjusted for non-cash items, and changes in operating assets and liabilities. Non-cash adjustments consist primarily of amortization of intangible assets, depreciation of property and equipment, deferred tax benefit, and stock-based compensation. We expect cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. Our primary uses of cash from operating activities have been for personnel costs.

For the nine months ended September 30, 2022, net cash used in operating activities was $13.7 million, compared to net cash used in operating activities of $4.4 million during the nine months ended September 30, 2021. This was primarily driven by the sale of our equity investment in Promon AS.

Investing Activities

The changes in cash flows from investing activities primarily relate to timing of purchases, maturities and sales of investments, purchases of property and equipment, and activity in connection with acquisitions. We expect to continue to purchase property and equipment to support the growth of our business as well as to continue to invest in our infrastructure.

For the nine months ended September 30, 2022, net cash provided by investing activities was $39.5 million, compared to net cash used in investing activities of $14.3 million for the nine months ended September 30, 2021. Cash provided by investing activities during the nine months ended September 30, 2022 was driven by the $18.9 million sale of our investment in Promon AS and timing of the maturities and purchases of certain short-term investments, partially offset by purchases of property and equipment. Cash used in investing activities during the nine months ended September 30, 2021 was driven by the timing of the purchases and maturities of our short-term investments and purchases of property and equipment.

Financing Activities

The changes in cash flows from financing activities is primarily related to the purchases of common stock under our share repurchase program and tax payments for restricted stock issuances.

For the nine months ended September 30, 2022, net cash used in financing activities was $6.8 million, compared to net cash used in financing activities of $10.3 million for the nine months ended September 30, 2021. The decrease is primarily driven by a lower volume of share repurchases during the first nine months of 2022 compared to 2021, as well as lower tax payments for restricted stock issuances.

Critical Accounting Policies

Our accounting policies are fully described in Note 1 - Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2021 and Note 2 – Summary of Significant Accounting Policies to our Interim Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022. We believe our most critical accounting policies include revenue recognition, credit losses, and accounting for income taxes.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three months ended September 30, 2022. For additional information, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, included in our Form 10-K for the fiscal year ended December 31, 2021.

Item 4 - Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September

30, 2022, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2022.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

We are subject to certain legal proceedings and claims incidental to the operation of our business. We are also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business that have not been fully adjudicated. We currently do not anticipate that these matters, if resolved against us, will have a material adverse impact on our financial results.

For further information regarding our legal proceedings and claims, see Note 14 - Legal Proceedings and Contingencies, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.

Item 1A – Risk Factors

There were no material changes to the risk factors disclosed in Part I, Item 1A of our Form 10-K for the year ended December 31, 2021, filed with the SEC on February 22, 2022, as updated by the disclosures in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 4, 2022.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of its shares of common stock during the third quarter of 2022:

			Total Number
			of Shares	Maximum
			Purchased as	Dollar Value of Shares
	Total		Part of Publicly	that May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares Purchased	Price Paid	Plans or	the Plans or
Period	(1)	per Share	Programs	Programs
July 1, 2022 through July 31, 2022	—	$—	—	44,278,939
August 1, 2022 through August 31, 2022	—	$—	—	44,278,939
September 1, 2022 through September 30, 2022	—	$—	—	44,278,939

(1.)	On May 12, 2022, the Board of Directors terminated the stock repurchase program adopted on September 10, 2020 and adopted a new stock repurchase program under which the Company is authorized to repurchase up to $50 million of our issued and outstanding shares of common stock. Share purchases under the program will take place in open market transactions or in privately negotiated transactions and may be made from time to time depending on market conditions, share price, trading volume, and other factors. The timing of the repurchases and the amount of stock repurchased in each transaction is subject to our sole discretion and will depend upon market and business conditions, applicable legal and credit requirements and other corporate considerations. The authorization is effective until May 11, 2024 unless the total amount has been used or the authorization has been cancelled.

Item 6 - Exhibits

Exhibit 10.1 – Employment Agreement between the Registrant and Jorge Martell*

Exhibit 10.2 – Employment Agreement between the Registrant and Lara Mataac*

Exhibit 10.3 – Performance-Based RSU Agreement between the Registrant and Matthew Moynahan*

Exhibit 10.4 – Time-Based RSU Agreement between the Registrant and Matthew Moynahan*

Exhibit 10.5– Form of Performance-Based RSU Agreement under the Registrant’s 2019 Omnibus Incentive Plan*

Exhibit 10.6 – Form of Time-Based RSU Agreement (Executive) under the Registrant’s 2019 Omnibus Incentive Plan*

Exhibit 10.7 – Form of Time-Based RSU Agreement (General) under the Registrant’s 2019 Omnibus Incentive Plan*

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 1, 2022.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 1, 2022.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 1, 2022.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 1, 2022.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 1, 2022.

OneSpan Inc.

/s/ Matthew P. Moynahan
Matthew P. Moynahan
Chief Executive Officer (Principal Executive Officer)

/s/ Jorge Martell
Jorge Martell
Chief Financial Officer
(Principal Financial Officer)

/s/ John Bosshart
John Bosshart
Chief Accounting Officer
(Principal Accounting Officer)