Form 10-Q
period 2023-03-31
OneSpan Inc.
filed 2023-05-04
CIK 1044777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______ TO
Commission file number 000-24389
_____________________________________
OneSpan Inc.
(Exact Name of Registrant as Specified in Its Charter)
_____________________________________

DELAWARE	36-4169320
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
121 West Wacker Drive, Suite 2050
Chicago, Illinois 60601
(Address of Principal Executive Offices) (Zip Code)
(312) 766-4001
(Registrant’s telephone number, including area code)
_____________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	OSPN	Nasdaq
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 39,949,527 shares of Common Stock, $0.001 par value per share, outstanding at April 28, 2023.

OneSpan Inc.
Form 10-Q
For the Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
OneSpan Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$106,519	$96,167
Restricted cash	1,017	1,208
Short-term investments	—	2,328
Accounts receivable, net of allowances of $1,676 in 2023 and $1,600 in 2022	32,285	65,132
Inventories, net	15,640	12,054
Prepaid expenses	7,938	6,222
Contract assets	4,256	4,520
Other current assets	8,603	10,757
Total current assets	176,259	198,387
Property and equipment, net	15,095	12,681
Operating lease right-of-use assets	7,635	8,022
Goodwill	92,243	90,514
Intangible assets, net of accumulated amortization	13,323	12,482
Deferred income taxes	1,919	1,901
Other assets	10,832	11,095
Total assets	$317,306	$335,082
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$17,255	$17,357
Deferred revenue	54,072	64,637
Accrued wages and payroll taxes	14,163	18,345
Short-term income taxes payable	1,932	2,438
Other accrued expenses	9,309	7,664
Deferred compensation	222	373
Total current liabilities	96,953	110,814
Long-term deferred revenue	5,715	6,269
Long-term lease liabilities	8,093	8,442
Long-term income taxes payable	2,565	2,565
Deferred income taxes	1,210	1,197
Other long-term liabilities	3,439	2,484
Total liabilities	117,975	131,771
Stockholders' equity
Preferred stock: 500 shares authorized, none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock: $.001 par value per share, 75,000 shares authorized; 40,987 and 40,764 shares issued; 39,949 and 39,726 shares outstanding at March 31, 2023 and December 31, 2022, respectively	40	40
Additional paid-in capital	110,019	107,305
Treasury stock, at cost, 1,038 shares outstanding at March 31, 2023 and December 31, 2022	(18,222)	(18,222)
Retained earnings	120,382	128,738
Accumulated other comprehensive loss	(12,888)	(14,550)
Total stockholders' equity	199,331	203,311
Total liabilities and stockholders' equity	$317,306	$335,082
See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Product and license	$33,146	$29,485
Services and other	24,461	22,962
Total revenue	57,607	52,447

Cost of goods sold
Product and license	11,288	9,079
Services and other	7,033	6,690
Total cost of goods sold	18,321	15,769

Gross profit	39,286	36,678

Operating costs
Sales and marketing	20,011	15,000
Research and development	9,463	12,096
General and administrative	16,653	14,784
Restructuring and other related charges	706	2,659
Amortization of intangible assets	583	1,382
Total operating costs	47,416	45,921

Operating loss	(8,130)	(9,243)

Interest income (expense), net	503	(17)
Other (expense) income, net	(40)	15,647

Income (loss) before income taxes	(7,667)	6,387
Provision for income taxes	689	1,173

Net income (loss)	$(8,356)	$5,214

Net loss per share
Basic	$(0.21)	$0.13
Diluted	$(0.21)	$0.13

Weighted average common shares outstanding
Basic	40,057	39,577
Diluted	40,057	39,687
See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(8,356)	$5,214
Other comprehensive loss
Cumulative translation adjustment, net of tax	1,715	(2,020)
Pension adjustment, net of tax	(60)	(25)
Unrealized gains (loss) on available-for-sale securities	7	(79)
Comprehensive loss	$(6,694)	$3,090
See accompanying notes to unaudited condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)
For the Three Months Ended March 31, 2023:

Description	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	39,726	$40	1,038	$(18,222)	$107,305	$128,738	$(14,550)	$203,311
Net income (loss)	—	—	—	—	—	(8,356)	—	(8,356)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,715	1,715
Share-based compensation	—	—	—	—	3,812	—	—	3,812
Vesting of restricted stock awards	329	—	—	—	—	—	—	—
Tax payments for stock issuances	(105)	—	—	—	(1,098)	—	—	(1,098)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	7	7
Pension adjustment, net of tax	—	—	—	—	—	—	(60)	(60)
Balance at March 31, 2023	39,950	$40	1,038	$(18,222)	$110,019	$120,382	$(12,888)	$199,331

For the Three Months Ended March 31, 2022:

Description	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	40,001	$40	592	(12,501)	$100,250	$143,173	$(11,182)	$219,780
Net income (loss)	—	—	—	—	—	5,214	—	5,214
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(2,020)	(2,020)
Share-based compensation	—	—	—	—	1,360	—	—	1,360
Vesting of restricted stock awards	34	—	—	—	—	—	—	—
Tax payments for stock issuances	(14)	—	—	—	(635)	—	—	(635)
Unrealized gain (loss) on available-for-sale-securities	—	—	—	—	—	—	(79)	(79)
Pension adjustment, net of tax	—	—	—	—	—	—	(25)	(25)
Balance at March 31, 2022	40,021	$40	592	$(12,501)	$100,975	$148,387	$(13,306)	$223,595

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,356)	$5,214
Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation and amortization of intangible assets	1,319	2,097
Gain on sale of equity-method investment	—	(14,810)
Deferred tax benefit	8	794
Stock-based compensation	3,812	1,360
Changes in operating assets and liabilities:
Accounts receivable	33,134	20,559
Inventories, net	(3,361)	(260)
Contract assets	278	(904)
Accounts payable	(273)	(941)
Income taxes payable	(512)	(332)
Accrued expenses	(1,963)	(2,723)
Deferred compensation	(151)	(797)
Deferred revenue	(11,390)	(5,156)
Other assets and liabilities	692	(441)
Net cash provided by (used in) operating activities	13,237	3,660

Cash flows from investing activities:

Purchase of short-term investments	—	(15,812)
Maturities of short-term investments	2,330	14,500
Additions to property and equipment	(3,069)	(272)
Additions to intangible assets	(7)	(7)
Cash paid for acquisition of business	(1,800)	—
Sale of equity-method investment	—	18,874
Net cash (used in) provided by investing activities	(2,546)	17,283

Cash flows from financing activities:
Tax payments for restricted stock issuances	(1,098)	(635)
Net cash used in financing activities	(1,098)	(635)

Effect of exchange rate changes on cash	569	(45)

Net increase in cash	10,162	20,263
Cash, cash equivalents, and restricted cash, beginning of period	97,374	64,228
Cash, cash equivalents, and restricted cash, end of period	$107,536	$84,491

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of OneSpan and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Business Transformation

In May 2022, the Company announced a three-year strategic transformation plan that began on January 1, 2023. The Company expects this transformation plan will enable it to build on its strong solution portfolio and market position, enhance its enterprise go-to-market strategy, accelerate revenue growth, and drive efficiencies to support margin expansion and increased profitability. In conjunction with the strategic transformation plan and to enable a more efficient capital deployment model, effective with the quarter ended June 30, 2022, the Company began reporting under the following two lines of business, which are its reportable operating segments: Digital Agreements and Security Solutions. The Company plans to manage Digital Agreements for accelerated growth and market share gains and Security Solutions for cash flow given its more modest growth profile. For further information regarding the Company’s reportable segments, see Note 3, Segment Information.

While the Company’s consolidated results will not be impacted, the Company has recast its segment information for the three months ended March 31, 2022 for comparable presentation.

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
Foreign Currency Translation and Transactions
The financial position and results of the operations of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income (loss). Losses resulting from foreign currency transactions were $0.2 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively, and are included in "Other income (expense), net" in the condensed consolidated statements of operations.
Note 2 – Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
Restricted Cash
We are party to lease agreements that require letters of credit to secure the obligations which totaled $0.9 million and $1.1 million at March 31, 2023 and December 31, 2022, respectively. Additionally, we maintained a cash guarantee with a payroll vendor in the amount of $0.1 million at both March 31, 2023 and December 31, 2022. The restricted cash related to the letters of credit and the payroll vendor cash guarantee is recorded in "restricted cash" on the condensed consolidated balance sheets.
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
Note 3 – Segment Information
Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker (CODM), in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer.
•Digital Agreements. Digital Agreements consists of solutions that enable our clients to secure and automate business processes associated with their digital agreement and customer transaction lifecycles that require consent, non-repudiation and compliance. These solutions, which are largely cloud-based, include our OneSpan Sign e-signature solution and our OneSpan Notary and Virtual Room solutions. As our transformation plan progresses, we expect to include other cloud-based security modules associated with the secure transaction lifecycle of identity verification, authentication, virtual interactions and transactions, and secure digital storage in the Digital Agreements segment. This segment also includes costs attributable to our transaction cloud platform.
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
Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue, sales and marketing, research and development expenses, amortization expense, and restructuring and other related charges that are incurred directly by a segment. The Company recorded $0.6 million of amortization expense in Digital Agreements operating income during the three months ended March 31, 2023 and 2022. The Company recorded $0 and $0.8 million of amortization expense in Security Solutions operating income during the three months ended March 31, 2023 and 2022, respectively. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment.

    Prior to 2023, the company allocated certain cost of goods sold and operating expenses to its two reportable segments using a direct cost allocation and an allocation based on revenue split between the segments. Beginning in the first quarter of 2023, and as a result of the ongoing strategic transformation, the Company refined its allocation methodology to better align internal and external costs more directly to where the employee efforts are being spent on each segment moving forward. As a result of this change, there was an increase in cost of goods sold and operating expenses being allocated to the Digital Agreements segment, which better aligns with the investments the Company is making to grow that segment as compared to its Security Solutions segment.
The tables below set forth information about the Company’s reportable operating segments for the three months ended March 31, 2023 and 2022, along with the items necessary to reconcile the segment information to the totals reported in the accompanying condensed consolidated financial statements.

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022
Digital Agreements
Revenue	$11,552	$13,301
Gross profit	$8,448	$10,286
Gross margin	73%	77%
Operating income (loss)	$(6,033)	$1,125

Security Solutions
Revenue	$46,055	$39,146
Gross profit	$30,838	$26,392
Gross margin	67%	67%
Operating income	$15,631	$7,689

Total Company:
Revenue	$57,607	$52,447
Gross profit	$39,286	$36,678
Gross margin	68%	70%

Statements of Operations reconciliation:
Segment operating income	$9,598	$8,814
Corporate operating expenses not allocated at the segment level	(17,728)	(18,057)
Operating loss	$(8,130)	$(9,243)
Interest income (expense), net	503	(17)
Other (expense) income, net	(40)	15,647
Income (loss) before income taxes	$(7,667)	$6,387

The following tables illustrate the disaggregation of revenues by category and services, including a reconciliation of the disaggregated revenues to revenues from the Company’s two reportable operating segments for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
	Digital Agreements	Security Solutions	Digital Agreements	Security Solutions
(In thousands)
Subscription	$10,348	$19,608	$11,671	$11,598
Maintenance and support	996	10,165	1,352	10,594
Professional services and other (1)	208	1,416	278	1,603
Hardware products	—	14,866	—	15,351
Total Revenue	$11,552	$46,055	$13,301	$39,146
(1) Professional services and other includes perpetual software licenses revenue, which was less than 2% of total revenue for the three months ended March 31, 2023 and 2022.
The Company allocates goodwill by reporting unit, in accordance with Accounting Standards Codification (ASC) 350 – Goodwill and Other. Asset information by segment is not reported to or reviewed by the CODM to allocate resources, and therefore, the Company has not disclosed asset information for the segments.
Note 4 – Revenue from Contracts with Customers
Disaggregation of Revenues
The following tables present the Company’s revenues disaggregated by major products and services, geographical region and timing of revenue recognition:
Revenue by major products and services

	Three Months Ended March 31,
	2023	2022
(In thousands)
Subscription	$29,956	$23,269
Maintenance and support	11,161	11,946
Professional services and other (1)	1,624	1,881
Hardware products	14,866	15,351
Total Revenue	$57,607	$52,447
(1)Professional services & other includes perpetual software licenses revenue, which was less than 2% of total revenue for the three months ended March 31, 2023 and 2022.
Revenue by location of customer for the Three Months Ended March 31, 2023 and 2022
We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes North, Central, and South America; and 3) Asia Pacific (APAC), which includes Australia, New Zealand, and India. The breakdown of revenue in each of our major geographic areas was as follows:

	Three Months Ended March 31,
	2023	2022
(In thousands, except percentages)
Revenue
EMEA	$27,820	$24,876
Americas	20,498	17,249
APAC	9,289	10,322
Total revenue	$57,607	$52,447

% of Total Revenue
EMEA	48%	47%
Americas	36%	33%
APAC	16%	20%
Timing of revenue recognition

	Three Months Ended March 31,
(In thousands)	2023	2022
Products and Licenses transferred at a point in time	$33,146	$29,485
Services transferred over time	24,461	22,962
Total Revenue	$57,607	$52,447
Contract balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(In thousands)	2023	2022
Receivables, inclusive of trade and unbilled	$32,285	$65,132
Contract Assets (current and non-current)	$4,410	$4,642
Contract Liabilities (Deferred Revenue current and non-current)	$59,787	$70,906
Contract assets relate primarily to multi-year term license arrangements and the remaining contractual billings. These contract assets are transferred to receivables when the right to bill occurs over a 2 to 5 year period. The contract liabilities primarily relate to the advance consideration received from customers for subscription and maintenance services. Revenue is recognized for these services over time.
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
Revenue recognized during the three months ended March 31, 2023 included $28.3 million that was included on the December 31, 2022 consolidated balance sheet in contract liabilities. Deferred revenue decreased in the same period due to timing of annual renewals.
Transaction price allocated to the remaining performance obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of the period. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2023:

(In thousands)	2023	2024	2025	Beyond 2025	Total
Future revenue related to current unsatisfied performance obligations	$28,964	$21,958	$9,470	$5,764	$66,156
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
The following tables provide information related to the capitalized costs and amortization recognized in the current and prior period:

(In thousands)	March 31, 2023	December 31, 2022
Capitalized costs to obtain contracts, current	$3,011	$2,929
Capitalized costs to obtain contracts, non-current	$10,295	$10,571

	Three Months Ended March 31,
(In thousands)	2023	2022
Amortization of capitalized costs to obtain contracts	$731	$541
Impairments of capitalized costs to obtain contracts	$—	$—
Note 5 – Inventories, net
Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method.
Inventories, net consist of the following:

	March 31, 2023	December 31, 2022
(In thousands)
Component parts	$8,760	$6,762
Work-in-process and finished goods	6,880	5,292
Total	$15,640	$12,054

Note 6 – Goodwill
The following table presents the changes in goodwill during the three months ended March 31, 2023:

	Digital Agreements	Security Solutions	Total
(In thousands)
Net balance at December 31, 2022	$19,732	$70,782	$90,514
Foreign currency exchange rate effect	247	882	1,129
Acquisition during the period (1)	$600	$—	$600
Net balance at March 31, 2023	$20,579	$71,664	$92,243
(1) Represents goodwill recorded in conjunction with the acquisition of substantially all the assets of Southbank Software Pty Ltd. during the three months ended March 31, 2023. See Note 17, Business Acquisitions, for additional information.
No impairment of goodwill was recorded during the three months ended March 31, 2023 and 2022.
Note 7 – Intangible Assets
Intangible assets as of March 31, 2023 and December 31, 2022 consist of the following:

		As of March 31, 2023		As of December 31, 2022
(In thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	3 to 7	$43,590	$42,057	$42,022	$41,894
Customer relationships	5 to 12	34,551	24,051	34,386	23,323
Patents, trademarks, and other	10 to 20	13,538	12,248	13,518	12,227
Total		$91,679	$78,356	$89,926	$77,444
Amortization expense was $0.6 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively.
Certain intangible assets are denominated in functional currencies besides the U.S. dollar and are subject to currency fluctuations.
There was no impairment of intangible assets recorded during the three months ended March 31, 2023 and 2022.
Note 8 – Property and Equipment, net
The following table presents the major classes of property and equipment, net, as of March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
Office equipment and software	$14,765	$14,451
Leasehold improvements	9,970	9,927
Furniture and fixtures	4,285	4,260
Capitalized software	6,783	4,007
Total	35,803	32,645
Accumulated depreciation	(20,708)	(19,964)
Property and equipment, net	$15,095	$12,681
Depreciation expense was $0.7 million for both the three months ended March 31, 2023 and 2022.

Note 9 – Fair Value Measurements
The following tables summarize the Company’s financial assets by level in the fair value hierarchy, which are measured at fair value on a recurring basis, as of March 31, 2023 and December 31, 2022:

	Fair Value Measurement at Reporting Date Using
(In thousands)	March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Bills	$17,577	—	$17,577	—
Commercial Paper	$14,479	—	$14,479	—
U.S. Treasury Notes	$3,991	—	$3,991	—
Money Market Funds	$1,855	—	$1,855	—

	Fair Value Measurement at Reporting Date Using
(In thousands)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$28,388	—	$28,388	—
Commercial Paper	$6,743	—	$6,743	—
Corporate Notes / Bonds	$2,328	—	$2,328	—
The Company classifies its investments in debt securities as available-for-sale. The Company reviews available-for-sale debt securities for impairments related to losses and other factors each quarter. The unrealized gains and losses on the available-for-sale debt securities were not material as of March 31, 2023 and December 31, 2022.
The Company did not have any transfers of assets between Level 1 and Level 2 or Level 3 of the fair value hierarchy during three months ended March 31, 2023. Also, the Company did not have any financial liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.
The Company’s non-financial assets and liabilities, which include goodwill and long-lived assets held and used, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, the Company would evaluate the non-financial assets and liabilities for impairment. If an impairment was to occur, the asset or liability would be recorded at its estimated fair value. No impairment was recorded during the three months ended March 31, 2023 and 2022.
Note 10 – Allowance for Credit Losses
The changes in the allowance for credit losses during the three months ended March 31, 2023 were as follows:

(In thousands)
Balance at December 31, 2022	$1,600
Provision	212
Write-offs	(136)
Balance at March 31, 2023	$1,676

Note 11 – Leases
Operating lease cost details for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
(In thousands)
Building rent	$523	$575
Automobile rentals	250	220
Total net operating lease costs	$773	$795
At March 31, 2023, the Company’s weighted average remaining lease term for its operating leases is 5.6 years, and the weighted average discount rate for its operating leases is 5%.
During the three months ended March 31, 2023, there were $0.7 million of operating cash payments for lease liabilities, and $0.1 million of right-of use assets obtained in exchange for new lease liabilities.
Maturities of the Company’s operating leases as of March 31, 2023 are as follows:

As of March 31, 2023
(In thousands)
2023	$2,040
2024	2,111
2025	1,805
2026	1,724
2027	1,552
Later years	2,717
Less imputed interest	(1,730)
Total lease liabilities	$10,219
Note 12 – Income Taxes
The Company’s estimated annual effective tax rate for 2023 before discrete items and excluding entities with a valuation allowance is expected to be approximately 26%. The Company’s global effective tax rate is higher than the U.S. statutory tax rate of 21% primarily due to nondeductible expenses. The ultimate tax expense will depend on the mix of earnings in various jurisdictions. Income tax refunds, net of taxes paid, of $0.3 million were received during the three months ended March 31, 2022. Income taxes, net of refunds, of $1.1 million were paid during the three months ended March 31, 2023.
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
At December 31, 2022, the Company had deferred tax assets of $46.8 million resulting from U.S., foreign and state NOL carryforwards of $125.7 million and other foreign deductible carryforwards of $124.2 million. At December 31, 2022, the Company had a valuation allowance of $37.7 million against deferred tax assets related to certain carryforwards.
Note 13 – Long-Term Compensation Plan and Stock Based Compensation (share counts in thousands)
Under the OneSpan Inc. 2019 Omnibus Incentive Plan, the Company awards restricted stock units subject to time-based vesting, restricted stock units which are subject to the achievement of future performance criteria and restricted stock units that are subject to the achievement of market conditions. Other long-term incentive plan compensation expense includes cash incentives.
The Company awarded 1.0 million restricted stock units during the three months ended March 31, 2023, subject to time-based vesting. The fair value of the unissued time-based restricted stock unit grants was $12.9 million at the dates of grant and the grants are being amortized over the vesting periods of one to three years.
The Company awarded restricted stock units subject to the achievement of service and future performance criteria during the three months ended March 31, 2023, which allow for up to 0.9 million shares to be earned if the performance criteria are achieved at the target level. The fair value of these awards was $12.8 million at the dates of grant and the awards are being amortized over the vesting period of one to three years. The Company currently believes that all of these shares are expected to be earned.
During the three months ended March 31, 2022, stock-based compensation and other long-term incentive plan compensation accruals were reversed for employees who were terminated. The reversal of the accrued long-term incentive plan compensation for the terminated employees largely offset the expense for the period.
The following table presents stock-based compensation expense and other long-term incentive plan compensation expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
(In thousands)
Stock-based compensation	$3,812	$1,360
Other long-term incentive plan compensation	111	(136)
Total compensation	$3,923	$1,224
Note 14 – Earnings per Share
Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive. Because the Company was in a net loss position for the three months ended March 31, 2023, diluted net loss per share for the period excludes the effects of common stock equivalents, which are anti-dilutive.

The details of the earnings per share calculations for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022
Net loss	$(8,356)	$5,214
Weighted average common shares outstanding:
Basic	40,057	39,577
Incremental shares with dilutive effect:
Restricted stock awards	—	110
Diluted	40,057	39,687

Net loss per share:
Basic	$(0.21)	$0.13
Diluted	$(0.21)	$0.13
Note 15 – Legal Proceedings and Contingencies
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
The Company accrues loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. As of March 31, 2023, the Company has recorded an accrual of $1.6 million for loss contingencies, which represents the better estimate within the probable range of $1.6 million and $2.0 million, related to all probable losses where a reasonable estimate could be made.
The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible, but not probable. As of March 31, 2023, the Company does not have any reasonably possible losses for which an estimate can be made. Although the Company intends to defend its legal matters vigorously, the ultimate outcome of these matters is uncertain. However, the Company does not expect the potential losses, if any, to have a material adverse impact on its operating results, cash flows, or financial condition.
Note 16 – Restructuring and Other Related Charges
In December 2021, the Company's Board of Directors (the "Board") approved a restructuring plan (“Plan”) designed to advance the Company’s operating model, streamline its business, improve efficiency, and enhance its capital resources. As part of the first phase of the Plan, the Company reduced headcount by eliminating positions in certain areas of its organization. The first phase of the Plan began and was substantially completed during the three months ended March 31, 2022.
In May 2022, the Board approved additional actions related to the Plan through the year ending December 31, 2025. This second phase of the Plan consists primarily of headcount-related actions and is designed to continue to advance the same objectives as the first phase of the Plan.
In connection with the Plan, the Company incurred severance, retention pay, and related benefit costs. The Company recorded $0.7 million and $2.7 million in “Restructuring and other related charges” in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, expense of $0.3 million and $0.3 million was recognized in Digital Agreements operating income and Security Solutions operating income, respectively. Expense of $0.2 million and $1.0 million was recognized in Digital Agreements operating income and Security Solutions operating income, respectively during the three months ended March 31, 2022.

In total, there were approximately 100 employees, across multiple functions, whose positions were made redundant.
The table below sets forth the changes in the carrying amount of the restructuring charge liability for the three months ended March 31, 2023.

Restructuring Charge Liability
(In thousands)
Balance as of December 31, 2022	$3,596
Additions	706
Payments	(477)
Balance as of March 31, 2023	$3,825
The $2.8 million current portion of the restructuring charge liability at March 31, 2023 is included in “Accrued wages and payroll taxes” in the condensed consolidated balance sheet and is expected to be paid within the next 12 months. The $1.0 non-current portion is included in "Other long-term liabilities" in the condensed consolidated balance sheet and is expected to be paid within the next 24 months.
Note 17 – Business Acquisitions
On February 22, 2023, the Company acquired substantially all of the assets of the ProvenDB business of Southbank Software Pty Ltd. ("ProvenDB") under the terms of an asset purchase agreement. Pursuant to the terms of the asset purchase agreement, the total consideration for the acquisition was $2.0 million, of which $1.8 million was paid in cash at closing. The remaining $0.2 million was held back as security for any indemnity claims made by the Company, and to the extent not used to satisfy such claims, will be paid to the seller 12 months after the acquisition date.
ProvenDB is a developer of secure storage that leverages blockchain technology in order to prevent data tampering or alteration of documents. The technology acquired in the acquisition is expected to provide a foundational architecture for future blockhain-based digital solutions, including secure storage.

As of March 31, 2023, the Company is still determining the purchase price allocation. A preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed is included in the table below. These estimates are subject to change and may result in an increase in goodwill with regard to our estimates of the acquired assets and assumed liabilities during the measurement period, which may extend up to one year from the acquisition date.

    ProvenDB is allocated entirely to our Digital Agreements reportable operating segment.

(In thousands)	As of Date of Opening Balance Sheet
Net assets acquired:
Acquired technology	$1,447
Accrued wages and payroll taxes	(47)
Goodwill	600
Total net assets acquired	$2,000

Consideration	$2,000
The financial impact of this acquisition was not material to our condensed consolidated financial statements, and therefore, we have not presented pro forma results of operations for the acquisition.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “OneSpan,” “Company,” “we,” “our,” and “us” refer to OneSpan Inc. and its subsidiaries.
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of OneSpan for the three months ended March 31, 2023 and 2022 as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”).
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of applicable U.S. securities laws, including statements regarding the outcomes we expect from our strategic transformation plan; expected results of the investments we are making in sales, marketing, and product development; our plans for managing our Digital Agreements and Security Solutions segments; expectations regarding our ability to attract new customers and retain existing customers; efficiency, functionality and other expectations for our next-generation transaction-cloud platform; the timing for general availability of new or enhanced products; our expectations regarding our use of technology acquired in our ProvenDB acquisition or other acquisitions we may complete in the future; the expectation that software as a service, or SaaS, will constitute an increasingly important part of our business in the future; the potential benefits, performance and functionality of our products and solutions, including future offerings; future plans or trends in sales and marketing, research and development, and general and administrative expenditures; expectations regarding sources and uses of cash; plans to expand our salesforce and distribution channels; the impact of foreign currency exchange rate fluctuations; the impact of inflation; trends in microprocessor or other costs affecting our Digipass business; the effects of supply chain disruptions; plans or expectations for inventory management in our Digipass business; impacts of macroeconomic conditions or geopolitical conflict; trends in hiring or compensation costs affecting us; and our general expectations regarding our operational or financial performance in the future. Forward-looking statements may be identified by words such as "seek", "believe", "plan", "estimate", "anticipate", “expect", "intend", "continue", "outlook", "may", "will", "should", "could", or "might", and other similar expressions. These forward-looking statements involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Important factors that could materially affect our business and financial results include, but are not limited to: our ability to execute our strategic transformation plan; our ability to attract new customers and retain and expand sales to existing customers; our ability to effectively develop and expand our sales and marketing capabilities; our ability to hire, train, and retain sales and other employees necessary to implement our strategic transformation plan; our ability to successfully develop and market new product offerings and product enhancements; the loss of one or more large customers; difficulties enhancing and maintaining our brand recognition; competition; lengthy sales cycles; departures of senior management or other key employees; changes in customer requirements; interruptions or delays in the performance of our products and solutions; real or perceived malfunctions or errors in our products; the potential effects of technological changes; economic recession, inflation, and political instability; our ability to effectively manage third party partnerships, acquisitions, divestitures, alliances, or joint ventures; security breaches or cyber-attacks; claims that we have infringed the intellectual property rights of others; price competitive bidding; changing laws, government regulations or policies; pressures on price levels; component shortages; delays and disruption in global transportation and supply chains; reliance on third parties for certain products and data center services; impairment of goodwill or amortizable intangible assets causing a significant charge to earnings; actions of activist stockholders; and exposure to increased economic and operational uncertainties from operating a global business, as well as other factors described in Part I, Item IA, “Risk Factors” in the Form 10-K. Our filings with the Securities and Exchange Commission (the “SEC”) and other important information can be found in the Investor Relations section of our website at investors.onespan.com. We do not have any intent, and disclaim any obligation, to update the forward-looking information to reflect events that occur, circumstances that exist or changes in our expectations after the date of this Form 10-Q, except as required by law.

Our website address is included in this Quarterly Report on Form 10-Q as an inactive textual reference only.
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

We are a global leader in providing high-assurance identity and authentication security as well as enterprise-grade electronic signature (e-signature) solutions, for use cases ranging from simple transactions to workflows that are complex or require higher levels of security. Our solutions help our clients ensure the integrity of the people and records associated with digital agreements, transactions, and interactions in industries including banking, financial services, healthcare and professional services. We are trusted by global blue-chip enterprises, including more than 60% of the world’s largest 100 banks, and process millions of digital agreements and billions of transactions in more than 100 countries annually.

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

•Digital Agreements. Digital Agreements consists of solutions that enable our clients to secure and automate business processes associated with their digital agreement and customer transaction lifecycles that require consent, non-repudiation and compliance. These solutions, which are largely cloud-based, include our OneSpan Sign e-signature solution and our OneSpan Notary and Virtual Room solutions. As our transformation plan progresses, we expect to include other cloud-based security modules associated with the secure transaction lifecycle of identity verification, authentication, virtual interactions and transactions, and secure digital storage in the Digital Agreements segment. This segment also includes costs attributable to our transaction cloud platform.

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

In connection with this business transformation, during the three months ended March 31, 2023 we changed our methodology for allocating expenses between the segments to better reflect the shift in employee time, effort, and costs toward supporting the growth of our Digital Agreements segment instead of our Security Solutions segment.

Our transformation plan involves numerous risks and uncertainties. For additional details please see Part 1, Item 1A, Risk Factors in our Form 10-K.
Restructuring Plan

    In December 2021, our Board of Directors (the "Board") approved a restructuring plan designed to advance our operating model, streamline our business, improve efficiency, and enhance our capital resources. The first phase of this restructuring plan began and was substantially completed during the three months ended March 31, 2022.

In May 2022, our Board approved additional actions related to the restructuring plan through the year ending December 31, 2025. The additional actions consist primarily of headcount-related reductions and is designed to continue to advance the same objectives as the first phase of the plan.

As part of the restructuring plan, we reduced headcount by eliminating approximately 100 positions. We incurred severance and related benefits costs, recorded in “Restructuring and other related charges” in the consolidated statement of operations for the year ended December 31, 2022.
Business Acquisitions
On February 22, 2023, we acquired substantially all of the assets of the ProvenDB business of Southbank Software Pty Ltd. ("ProvenDB") under the terms of an asset purchase agreement. ProvenDB is a developer of secure storage that leverages blockchain technology in order to prevent data tampering or alteration of documents. The technology acquired in the acquisition is expected to provide a foundational architecture for future blockchain-based digital solutions, including secure storage. The results of operations since the acquisition date are included in our Digital Agreements reportable operating segment.
Macroeconomic Conditions
During the first quarter of 2023, we continued to operate under uncertain market conditions, influenced by events such as the Russia-Ukraine conflict, instability in certain parts of the banking sector, supply chain constraints, the inflationary cost environment, and general concerns about economic conditions. Our customers have increased scrutiny on spending decisions, which has resulted in longer sales cycles for both existing customer and new customer opportunities. For a complete discussion of the risks we encounter in our business, please refer to Part 1, Item 1A, Risk Factors, in our Form 10-K.

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
•Cost of service and other revenue. Cost of service and other revenue primarily consists of costs related to cloud subscription solutions, including personnel and equipment costs, depreciation, amortization, and personnel costs of employees providing professional services and maintenance and support.

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
Historically, operating expenses have been impacted by changes in foreign exchange rates. We estimate the change in currency rates during the first three months of 2023 compared to the first three months of 2022 resulted in a decrease in operating expenses of approximately $0.6 million.

    The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Long-term incentive plan compensation expense includes both cash and stock-based incentives. During the three months ended March 31, 2023 and 2022, operating expenses included $3.9 million and $1.2 million, respectively, of expenses related to stock-based and long-term incentive plans.

Stock-based compensation expense for the three months ended March 31, 2023 reflected our 2023 annual equity grant to executives and other employees who were hired in the second and third quarters of 2022, including the impact of an overall expansion of the equity incentive program that we put in place during 2022 for the long-term retention of our employees. The reversal in the three months ended March 31, 2022 of certain long-term incentive plan compensation accruals and unvested stock-based incentives for employees who were severed from the Company during that period was also a factor in the year-over-year increase in stock-based compensation expense.

Our operating expenses consist of:

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
Segment Results
Segment operating income (loss) consists of the revenue generated by a segment, less the direct costs of revenue, sales and marketing, research and development, and general and administrative expenses, amortization and impairment charges that are incurred directly by a segment. Unallocated corporate costs include companywide costs that are not attributable to a particular segment. Financial results by reportable operating segment are included below under Results of Operations.
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
Income Taxes
Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). The majority of our IP in our Security Solutions business is owned by two subsidiaries, one in the U.S. and one in Switzerland. The e-signature IP in our Digital Agreements business is owned by a subsidiary in Canada. These subsidiaries have entered into agreements with most of the other OneSpan entities under which those other entities provide services to the IP owners on either a percentage of revenue or on a cost plus basis or both. Under this structure, the earnings of our service provider subsidiaries are relatively constant. These service provider companies tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings flow to the IP owners.
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

Impact of Currency Fluctuations

    During the three months ended March 31, 2023 and 2022, respectively, we generated approximately 80% and 88% of our revenues and incurred approximately 56% and 68% of our operating expenses outside of the U.S. As a result, changes in currency exchange rates, especially the Euro exchange rate and the Canadian Dollar exchange rate, can have a significant impact on our revenue and operating expenses.

While the majority of our revenue is generated outside of the U.S., a significant amount of our revenue earned during the three months ended March 31, 2023 was denominated in U.S. Dollars. For the three months ended March 31, 2023, approximately 53% of our revenue was denominated in U.S. Dollars, 42% was denominated in Euros and 5% was denominated in other currencies. For the three months ended March 31, 2022, approximately 57% of our revenue was denominated in U.S. Dollars, 38% was denominated in Euros and 5% was denominated in other currencies.

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

The financial position and the results of operations of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland, Singapore and Canada, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates generated comprehensive gain of $1.7 million during the three months ended March 31, 2023 and comprehensive loss of $2.0 million during the three months ended March 31, 2022. These amounts are included as a separate component of stockholders’ equity. The functional currency for our subsidiaries in Switzerland, Singapore and Canada is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other income (expense). Losses resulting from foreign currency transactions were $0.2 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.
Results of Operations
In conjunction with our strategic transformation plan, effective with the quarter ended June 30, 2022, we began reporting under the following two lines of business, which are our reportable operating segments: Digital Agreements and Security Solutions.
The following table sets forth, for the periods indicated, selected segment and consolidated operating results.

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022
Digital Agreements
Revenue	$11,552	$13,301
Gross profit	$8,448	$10,286
Gross margin	73%	77%
Operating income (loss)	$(6,033)	$1,125

Security Solutions
Revenue	$46,055	$39,146
Gross profit	$30,838	$26,392
Gross margin	67%	67%
Operating income	$15,631	$7,689

Total Company:
Revenue	$57,607	$52,447
Gross profit	$39,286	$36,678
Gross margin	68%	70%

Statements of Operations reconciliation:
Segment operating income	$9,598	$8,814
Corporate operating expenses not allocated at the segment level	(17,728)	(18,057)
Total Company operating loss	$(8,130)	$(9,243)
Revenue
Revenue by products and services allocated to the segments for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023		2022
	Digital Agreements	Security Solutions	Digital Agreements	Security Solutions
(In thousands)
Subscription	$10,348	$19,608	$11,671	$11,598
Maintenance and support	996	10,165	1,352	10,594
Professional services and other (1)	208	1,416	278	1,603
Hardware products	—	14,866	—	15,351
Total Revenue	$11,552	$46,055	$13,301	$39,146

(1) Professional services and other includes perpetual software licenses revenue which was less than 2% of total revenue for the three months ended March 31, 2023 and 2022.
Total revenue increased by $5.2 million, or 10%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Changes in foreign exchange rates as compared to the same period in 2022 negatively impacted revenue by approximately $1.3 million.
Additional information on our revenue by segment follows.
•Digital Agreements revenue decreased $1.7 million, or 13%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease in Digital Agreements revenue was primarily attributable to lower on-premises subscription revenue, which was driven by the non-renewal of several contracts and contraction due to our strategy of sunsetting our on-premises e-signature product. The decrease was partially offset by an increase in cloud subscription revenue, primarily driven by existing customer expansion. Changes in foreign currency rates compared to the same period in 2022 negatively impacted Digital Agreements revenue by less than $0.1 million.
•Security Solutions revenue increased $6.9 million, or approximately 18%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in Security Solutions revenue was attributable to higher on-premises term subscription revenue, which was driven by existing customer expansion and, to a lesser extent, new customer revenue. Lower customer purchase volumes of hardware products due to production delays and lower maintenance and support revenue partially offset the increase in term subscription revenue. Changes in foreign exchange rates compared to the same period in 2022 negatively impacted Security Solutions revenue by $1.3 million.
Our revenue is heavily influenced by the timing of orders and shipments. As a result, we believe that the overall strength of our business is best evaluated over a longer term where the impact of transactions in any given period is not as significant as in a quarter-over-quarter comparison. In particular, our Security Solutions revenue for the quarter ended March 31, 2023 benefited from the timing of certain contract renewals. We expect Security Solutions revenue growth to be comparatively more modest for the remainder of 2023.
Revenue by Geographic Regions: We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes sales in North, Central, and South America; and 3) Asia Pacific (APAC), which includes Australia, New Zealand, and India. The breakdown of revenue in each of our major geographic areas was as follows:

	Three Months Ended March 31,
	2023	2022
(In thousands, except percentages)
Revenue
EMEA	$27,820	$24,876
Americas	20,498	17,249
APAC	9,289	10,322
Total revenue	$57,607	$52,447

% of Total Revenue
EMEA	48%	47%
Americas	36%	33%
APAC	16%	20%
For the three months ended March 31, 2023, revenue generated in EMEA was $2.9 million, or 12%. higher than the same period in 2022, driven primarily by higher on-premises term subscription revenue from existing customer expansion and new customers.

For the three months ended March 31, 2023, revenue generated in the Americas was $3.2 million, or 19%, higher than the three months ended March 31, 2022. This increase was primarily driven by both higher customer purchase volumes of hardware and a higher average selling price due to customer mix.
For the three months ended March 31, 2023, revenue generated in APAC was $1.0 million, or 10%, lower than the three months ended March 31, 2022, driven by lower customer purchase volumes of hardware products.
Cost of Goods Sold and Gross Margin
The following table presents cost of goods sold for our products and services for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
(In thousands, except percentages)
Cost of goods sold
Product and license	$11,288	$9,079
Services and other	7,033	6,690
Total cost of goods sold	$18,321	$15,769

Gross profit	$39,286	$36,678

Gross margin
Product and license	66%	69%
Services and other	71%	71%
Total gross margin	68%	70%
The cost of product and license revenue increased by $2.2 million, or 24%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Cost of goods sold for the three months ended March 31, 2023 was impacted by price increases for our hardware components and higher freight costs than the prior year.
The cost of services and other revenue increased by $0.3 million, or 5%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to higher cloud platform costs.
Gross profit increased $2.6 million, or 7%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Gross profit margin was 68% for the three months ended March 31, 2023, compared to 70% for the three months ended March 31, 2022. The decrease in profit margin for the three months ended March 31, 2023 was primarily driven by customer and product mix and higher freight costs.
The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies, including the Euro. The impact of changes in currency rates are estimated to have had a favorable impact on overall cost of goods sold of $0.2 million for the three months ended March 31, 2023. Had currency rates during the three months ended March 31, 2023 been equal to rates in the comparable period of 2022, the gross profit margin would have been less than 1 percentage point higher for the three months ended March 31, 2023, driven by the unfavorable currency rate impact to revenue.
Additional information on our gross profit by segment follows.
•Digital Agreements gross profit decreased $1.8 million, or 18%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease in gross profit was driven by lower overall revenue and higher cloud platform costs. Digital Agreements gross margin for the three months ended March 31, 2023 was 73%, compared to 77% for the three months ended March 31, 2022.
•Security Solutions gross profit increased $4.4 million, or approximately 17%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, driven by higher on-premises term subscription revenue. Security Solutions gross margin was 67% for both the three months ended March 31, 2023 and 2022, mainly as a result of hardware costs increasing and proportionally offsetting the revenue increase.
Operating Expenses
Operating expenses increased by $1.5 million, or 3%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Changes in foreign exchange rates favorably impacted operating expenses by approximately $0.6 million as compared to the same period in 2022.
The following table presents the breakout of operating expenses by category as of March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
(In thousands)
Operating costs
Sales and marketing	$20,011	$15,000
Research and development	9,463	12,096
General and administrative	16,653	14,784
Restructuring and other related charges	706	2,659
Amortization of intangible assets	583	1,382
Total operating costs	$47,416	$45,921
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended March 31, 2023 increased by $5.0 million, or 33%, compared to the three months ended March 31, 2022. The increase was driven by higher expenses for sales-related activities, as well as higher employee compensation costs which included increases in commissions, annual bonus, and long-term incentive plan expenses. Costs incurred to expand our digital marketing initiatives also contributed to the increase.
Average full-time sales, marketing, support, and operating employee headcount for the three months ended March 31, 2023 was 352, compared to 361 for the three months ended March 31, 2022. Average headcount was 2% lower for the three months ended March 31, 2023, compared to the same period in 2022.
In future periods, we generally expect sales and marketing spend to increase as we enhance our enterprise go-to-market strategy, build brand awareness, expand offerings to existing customers, and add new distribution channels. However, our sales and marketing spend levels in any given period may vary depending upon the macroeconomic environment, the expected yield of our sales and marketing activities, and other business factors.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2023 decreased by $2.6 million, or 22%, compared to the three months ended March 31, 2022. The decrease in expense was driven primarily by the capitalization of expanded research and development costs of $2.8 million to enhance our transaction cloud platform and our Digital Agreements product offerings, and lower employee compensation costs. The overall decrease in expense was partially offset by higher outside services costs and higher travel and entertainment costs.
Average full-time research and development employee headcount for the three months ended March 31, 2023 was 315, compared to 367 for the three months ended March 31, 2022. Average headcount was approximately 14% lower for the three months ended March 31, 2023, when compared to the same period in 2022.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2023 increased by $1.9 million, or 13%, compared to the three months ended March 31, 2022. The increase in expense was driven by higher long-term incentive plan expense and the expansion of our executive team. The increase in expense was partially offset by a decrease in consulting fees related to our strategic transformation plan incurred during the period compared to the three months ended March 31, 2022.
Average full-time general and administrative employee headcount for the three months ended March 31, 2023 was 146, compared to 138 for the three months ended March 31, 2022. Average headcount was approximately 6% higher for the three months ended March 31, 2023 when compared to the same period in 2022.
Amortization of Intangible Assets
Amortization of intangible assets expense for the three months ended March 31, 2023 decreased by $0.8 million, or 58%, compared to the three months ended March 31, 2022. The decrease was driven by certain intangible assets acquired in prior years becoming fully amortized or impaired during 2022.
Restructuring and Other Related Charges
Restructuring and other related charges for the three months ended March 31, 2023 decreased by $2.0 million, or 73%, compared to the three months ended March 31, 2022. The decrease was driven by a significant number of employee related actions taken during the three months ended March 31, 2022. Expense in both periods includes severance, retention pay, and other related benefit costs incurred in conjunction with our restructuring plan.
Segment Operating Income (Loss)
Information on our operating income (loss) by segment follows.
•Digital Agreements operating loss for the three months ended March 31, 2023 was $6.0 million, compared to operating income of $1.1 million for the three months ended March 31, 2022. Operating loss for the three months ended March 31, 2023 was largely attributable to the change in expense allocations between the segments primarily impacting operating expenses, higher sales and marketing expense which was driven by higher travel and entertainment costs, higher employee compensation costs, and additional headcount on our sales team. Lower profitability also contributed to the segment operating loss. Gross margin for the three months ended March 31, 2023 and 2022 was 73% and 77%, respectively. The 400 basis point decrease in gross margin was driven by lower on-premises subscription revenue and lower maintenance and support revenue.
•Security Solutions operating income for the three months ended March 31, 2023 was $15.6 million, which was a year-over-year increase of $7.9 million, or 103%, from the three months ended March 31, 2022. The increase was driven by the change in expense allocations between the segments primarily impacting operating expenses, higher on-premises subscription revenue, lower research and development expense, and lower amortization as a result of the Dealflo intangible asset impairment in 2022. The increase was partially offset by higher personnel and freight costs. Gross margin was 67% for both the three months ended March 31, 2023 and 2022.
Interest income (expense), net

	Three Months Ended March 31,
	2023	2022
(In thousands)
Interest income (expense), net	$503	$(17)
Interest income (expense), net was $0.5 million for the three months ended March 31, 2023 compared to net expense of less than $0.1 million for the three months ended March 31, 2022. The increase in interest income is related to a higher invested cash balance and higher interest rates.
Other (Expense) Income, net

	Three Months Ended March 31,
	2023	2022
(In thousands)
Other (expense) income, net	$(40)	$15,647
Other (expense) income, net primarily includes subsidies received from foreign governments in support of our research and development in those countries, exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, and other miscellaneous non-operational, non-recurring expenses.
Other (expense) income, net for the three months ended March 31, 2023 was less than $(0.1) million. Other (expense) income, net for the three months ended March 31, 2022 was $15.6 million, which primarily consisted of the $14.8 million gain on sale of our equity-method investment in Promon AS ("Promon").
Provision for Income Taxes

	Three Months Ended March 31,
	2023	2022
(In thousands)
Provision for income taxes	$689	$1,173

    We recorded income tax expense of $0.7 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively. Lower income tax expense for the three months ended March 31, 2023 was primarily attributable to tax on the gain on sale of our investment in Promon recorded during the three months ended March 31, 2022
Liquidity and Capital Resources
At March 31, 2023, we had cash balances (total cash and cash equivalents) of $106.5 million. Our cash and cash equivalents balance includes U.S. treasury notes and bills, money market funds, and high quality commercial paper with maturities at acquisition of less than three months.
At December 31, 2022, we had cash balances of $96.2 million and short-term investments of $2.3 million.
We are party to lease agreements that require letters of credit to secure the obligations which totaled $0.9 million and $1.1 million at March 31, 2023 and December 31, 2022, respectively. Additionally, we maintained a cash guarantee with a payroll vendor in the amount of $0.1 million at both March 31, 2023 and December 31, 2022. The restricted cash related to the letters of credit and the payroll vendor cash guarantee is recorded in "restricted cash" on the condensed consolidated balance sheets.
As of March 31, 2023, we held $64.2 million of cash and cash equivalents in subsidiaries outside of the United States. Of that amount, $63.6 million is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.
We believe that our financial resources are adequate to meet our operating needs over the next twelve months.
Our cash flows are as follows:

	Three Months Ended March 31,
	2023	2022
(In thousands)
Cash provided by (used in):
Operating activities	$13,237	$3,660
Investing activities	(2,546)	17,283
Financing activities	(1,098)	(635)
Effect of foreign exchange rate changes on cash and cash equivalents	569	(45)

Operating Activities
Cash provided by (used in) operating activities primarily consists of net income (loss), as adjusted for non-cash items, and changes in operating assets and liabilities. Non-cash adjustments consist primarily of amortization of intangible assets, deferred taxes, depreciation of property and equipment, and stock-based compensation. We expect cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections and payment of expenditures. Our primary uses of cash from operating activities have been for personnel costs. We expect cash outflows from operating activities to be affected by increases in personnel costs as we grow our business.
For the three months ended March 31, 2023, $13.2 million of cash was provided by operating activities. This was driven by a decrease in our accounts receivable balance during the period, partially offset by a decrease in deferred revenue and an increase in inventories, net. For the three months ended March 31, 2022, $3.7 million of cash was provided by operating activities.
Our working capital at March 31, 2023 was $79.3 million compared to $87.6 million at December 31, 2022. The decrease was due to lower capital needs as we better manage the timing of cash collections and vendor payments.
Investing Activities
The changes in cash flows from investing activities primarily relate to timing of purchases, maturities and sales of investments, purchases of property and equipment, and activity in connection with acquisitions. We expect to continue to purchase property and equipment to support the growth of our business as well as to continue to invest in our infrastructure and activity in connection with acquisitions.
For the three months ended March 31, 2023, net cash used in in investing activities was $2.5 million, compared to net cash provided by investing activities of $17.3 million for the three months ended March 31, 2022. Cash used in investing activities consisted of additions to property, plant and equipment, net, and the purchase of ProvenDB. Cash usage during the period was partially offset by the maturity of our entire short-term investments balance. For the three months ended March 31, 2022, net cash provided by investing activities consisted of the $18.9 million sale of our investment in Promon.
Financing Activities
The changes in cash flows from financing activities primarily relate to the purchases of common stock under our share repurchase program and tax payments for restricted stock issuances.
Cash of $1.1 million and $0.6 million was used in financing activities during the three months ended March 31, 2023 and 2022, respectively. Cash usage in both periods was attributable to tax payments for stock issuances.
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
At March 31, 2023, we reported ARR of $141.3 million, which was 10% higher than ARR of $128.7 million at March 31, 2022. Changes in foreign exchange rates during the three months ended March 31, 2023 as compared to the prior year negatively impacted ARR by approximately $0.9 million. ARR growth was primarily driven by an increase in subscription contracts, offset by foreign exchange rate impacts and the same factors that affected NRR, as discussed below.
Net Retention Rate

    Net Retention Rate, or NRR, is defined as the approximate year-over-year percentage growth in ARR from the same set of customers at the end of the prior year period. It measures our ability to increase revenue across our existing customer base through expanded use of our platform, offset by customers whose subscription contracts with us are not renewed or renew at a lower amount. The company’s ability to drive growth and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with customers. NRR is an important way in which we track our performance in this area.
We reported NRR of 108% and 115% at March 31, 2023 and 2022, respectively. Year-over-year, NRR was impacted by foreign exchange rate impacts, longer sales cycles, timing related to contract renewals, a small number of lost contracts in 2022, and our decision to discontinue certain product portfolio offerings.

    Adjusted EBITDA

    We define Adjusted EBITDA as net income before interest, taxes, depreciation, amortization, long-term incentive compensation, and certain non-recurring items, including acquisition related costs, lease exit costs, rebranding costs, and non-routine shareholder matters. Adjusted EBITDA is a non-GAAP financial metric. We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation, amortization, long-term incentive compensation, and certain non-recurring items, including acquisition related costs, lease exit costs, rebranding costs, and non-routine shareholder matters. We use Adjusted EBITDA as a simplified measure of performance for use in communicating our performance to investors and analysts and for comparisons to other companies within our industry. As a performance measure, we believe that Adjusted EBITDA presents a view of our operating results that is most closely related to serving our customers. By excluding interest, taxes, depreciation, amortization, long-term incentive compensation, impairment of intangible assets, restructuring costs, and certain other non-recurring items, we are able to evaluate performance without considering decisions that, in most cases, are not directly related to meeting our customers’ requirements and were either made in prior periods (e.g., depreciation, amortization, long-term incentive compensation, non-routine shareholder matters), deal with the structure or financing of the business (e.g., interest, one-time strategic action costs, restructuring costs, impairment charges)

or reflect the application of regulations that are outside of the control of our management team (e.g., taxes). In addition, removing the impact of these items helps us compare our core business performance with that of our competitors.

The following table reconciles net income (loss) as reported on our condensed consolidated statements of operations to Adjusted EBITDA:

	Three Months Ended March 31,
(In thousands)	2023	2022
Net income (loss)	$(8,356)	$5,214
Interest income (expense), net	(503)	17
Provision for income taxes	689	1,173
Depreciation and amortization of intangible assets (1)	1,319	2,097
Long-term incentive compensation	3,923	1,224
Restructuring and other related charges	706	2,659
Other non-recurring items (2)	585	(12,144)
Adjusted EBITDA	$(1,637)	$240

(1) Includes depreciation and amortization expense directly related to generating cloud subscription revenue of less than $0.1 million and $0 million at March 31, 2023 and 2022, respectively. Costs are recorded in Cost of service and other revenue.
(2) For the three months ended March 31, 2023, non-recurring items include $0.6 million of fees related to non-recurring projects and our acquisition of ProvenDB.

For the three months ended March 31, 2022, non-recurring items include a $(14.8) million non-operating gain on sale of our investment in Promon and $2.7 million of outside services related to our strategic action plan.

Adjusted EBITDA for the three months ended March 31, 2023 was $(1.6) million compared to $0.2 million for the three months ended March 31, 2022. Year-over-year changes in foreign exchange rates negatively impacted Adjusted EBITDA by approximately $1.1 million for the three months ended March 31, 2023. The decrease was also driven by higher operating expenses as we increased investments in our sales and marketing function to drive top line growth, as well as by higher compensation in our executive team due to 2022 executive hires, both in connection with our business transformation.
Critical Accounting Policies
Our accounting policies are fully described in Note 1, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2022 and Note 2, Summary of Significant Accounting Policies, to our interim unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the period ended March 31, 2023. We believe our most critical accounting policies include revenue recognition, credit losses, and accounting for income taxes.
Item 3 - Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the three months ended March 31, 2023. For additional information, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our Form 10-K.
Item 4 - Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2023.
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
For further information regarding our legal proceedings and claims, see Note 15, Legal Proceedings and Contingencies, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
Item 1A – Risk Factors
Careful consideration should be given to the risk factors disclosed in Part I, Item 1A, Risk Factors, of our Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.

Item 6 - Exhibits

Exhibit 10.1* – Description of 2023 Management Incentive Plan

Exhibit 10.2* – Special PSU Agreement dated March 11, 2023 between the Registrant and Matthew Moynahan

Exhibit 10.3* – Form of 2023 Performance-Based RSU Agreement under the Registrant’s 2019 Omnibus Incentive Plan

Exhibit 10.4* – Form of 2023 Time-Based RSU Agreement (General) under the Registrant’s 2019 Omnibus Incentive Plan

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2023.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2023.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2023.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2023.

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
_____________________________________
*Compensatory plan or management contract.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2023.

OneSpan Inc.

/s/ Matthew P. Moynahan
Matthew P. Moynahan
Chief Executive Officer
(Principal Executive Officer)

/s/ Jorge Martell
Jorge Martell
Chief Financial Officer
(Principal Financial Officer)

/s/ John Bosshart
John Bosshart
Chief Accounting Officer
(Principal Accounting Officer)