Form 10-Q
period 2023-06-30
OneSpan Inc.
filed 2023-08-09
CIK 1044777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 39,978,537 shares of Common Stock, $0.001 par value per share, outstanding at August 1, 2023.

OneSpan Inc.
Form 10-Q
For the Quarter Ended June 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
OneSpan Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$83,094	$96,167
Restricted cash	993	1,208
Short-term investments	—	2,328
Accounts receivable, net of allowances of $1,552 in 2023 and $1,600 in 2022	38,154	65,132
Inventories, net	15,003	12,054
Prepaid expenses	7,909	6,222
Contract assets	5,480	4,520
Other current assets	9,318	10,757
Total current assets	159,951	198,387
Property and equipment, net	15,599	12,681
Operating lease right-of-use assets	4,677	8,022
Goodwill	93,294	90,514
Intangible assets, net of accumulated amortization	12,628	12,482
Deferred income taxes	1,887	1,901
Other assets	10,609	11,095
Total assets	$298,645	$335,082
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$17,605	$17,357
Deferred revenue	52,372	64,637
Accrued wages and payroll taxes	16,213	18,345
Short-term income taxes payable	2,372	2,438
Other accrued expenses	8,494	7,664
Deferred compensation	251	373
Total current liabilities	97,307	110,814
Long-term deferred revenue	4,909	6,269
Long-term lease liabilities	5,543	8,442
Long-term income taxes payable	—	2,565
Deferred income taxes	1,240	1,197
Other long-term liabilities	3,047	2,484
Total liabilities	112,046	131,771
Stockholders' equity
Preferred stock: 500 shares authorized, none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock: $0.001 par value per share, 75,000 shares authorized; 41,017 and 40,764 shares issued; 39,979 and 39,726 shares outstanding at June 30, 2023 and December 31, 2022, respectively	40	40
Additional paid-in capital	114,073	107,305
Treasury stock, at cost, 1,038 shares outstanding at June 30, 2023 and December 31, 2022	(18,222)	(18,222)
Retained earnings	102,631	128,738
Accumulated other comprehensive loss	(11,923)	(14,550)
Total stockholders' equity	186,599	203,311
Total liabilities and stockholders' equity	$298,645	$335,082
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Product and license	$30,583	$28,731	$63,729	$58,216
Services and other	25,150	24,059	49,611	47,021
Total revenue	55,733	52,790	113,340	105,237

Cost of goods sold
Product and license	14,038	10,947	25,326	20,026
Services and other	7,401	6,337	14,434	13,027
Total cost of goods sold	21,439	17,284	39,760	33,053

Gross profit	34,294	35,506	73,580	72,184

Operating costs
Sales and marketing	19,713	14,928	39,724	29,928
Research and development	10,090	11,959	19,553	24,055
General and administrative	15,826	12,952	32,479	27,736
Restructuring and other related charges	5,846	2,688	6,552	5,347
Amortization of intangible assets	583	1,217	1,166	2,599
Total operating costs	52,058	43,744	99,474	89,665

Operating loss	(17,764)	(8,238)	(25,894)	(17,481)

Interest income, net	585	35	1,088	18
Other income (expense), net	29	(675)	(11)	14,972

Loss before income taxes	(17,150)	(8,878)	(24,817)	(2,491)
Provision for income taxes	601	472	1,290	1,645

Net loss	$(17,751)	$(9,350)	$(26,107)	$(4,136)

Net loss per share
Basic	$(0.44)	$(0.23)	$(0.65)	$(0.10)
Diluted	$(0.44)	$(0.23)	$(0.65)	$(0.10)

Weighted average common shares outstanding
Basic	40,399	40,157	40,435	39,870
Diluted	40,399	40,157	40,435	39,870
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(17,751)	$(9,350)	$(26,107)	$(4,136)
Other comprehensive loss
Cumulative translation adjustment, net of tax	1,025	(5,315)	2,740	(7,335)
Pension adjustment, net of tax	(61)	(22)	(121)	(47)
Unrealized gains (loss) on available-for-sale securities	1	(10)	8	(89)
Comprehensive loss	$(16,786)	$(14,697)	$(23,480)	$(11,607)
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)
For the Six Months Ended June 30, 2023:

Description	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	39,726	$40	1,038	$(18,222)	$107,305	$128,738	$(14,550)	$203,311
Net loss	—	—	—	—	—	(8,356)	—	(8,356)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,715	1,715
Share-based compensation	—	—	—	—	3,812	—	—	3,812
Vesting of restricted stock awards	329	—	—	—	—	—	—	—
Tax payments for stock issuances	(105)	—	—	—	(1,098)	—	—	(1,098)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	7	7
Pension adjustment, net of tax	—	—	—	—	—	—	(60)	(60)
Balance at March 31, 2023	39,950	$40	1,038	$(18,222)	$110,019	$120,382	$(12,888)	$199,331
Net loss	—	—	—	—	—	(17,751)	—	(17,751)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,025	1,025
Share-based compensation	—	—	—	—	4,503	—	—	4,503
Vesting of restricted stock awards	44	—	—	—	—	—	—	—
Tax payments for stock issuances	(15)	—	—	—	(449)	—	—	(449)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	1	1
Pension adjustment, net of tax	—	—	—	—	—	—	(61)	(61)
Balance at June 30, 2023	39,979	$40	1,038	$(18,222)	$114,073	$102,631	$(11,923)	$186,599

For the Six Months Ended June 30, 2022:

Description	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	40,001	$40	592	(12,501)	$100,250	$143,173	$(11,182)	$219,780
Net income	—	—	—	—	—	5,214	—	5,214
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(2,020)	(2,020)
Share-based compensation	—	—	—	—	1,360	—	—	1,360
Vesting of restricted stock awards	34	—	—	—	—	—	—	—
Tax payments for stock issuances	(14)	—	—	—	(635)	—	—	(635)
Unrealized gain (loss) on available-for-sale-securities	—	—	—	—	—	—	(79)	(79)
Pension adjustment, net of tax	—	—	—	—	—	—	(25)	(25)
Balance at March 31, 2022	40,021	$40	592	$(12,501)	$100,975	$148,387	$(13,306)	$223,595
Net loss	—	—	—	—	—	(9,350)	—	(9,350)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(5,315)	(5,315)
Share-based compensation	28	—	—	—	1,253	—	—	1,253
Vesting of restricted stock awards	(6)	—	—	—	(88)	—	—	(88)
Tax payments for stock issuances	(446)	—	446	(5,721)	—	—	—	(5,721)
Unrealized gain (loss) on available-for-sale-securities	—	—	—	—	—	—	(10)	(10)
Pension adjustment, net of tax	—	—	—	—	—	—	(22)	(22)
Balance at June 30, 2022	39,597	$40	1,038	$(18,222)	$102,140	$139,037	$(18,653)	$204,342

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(26,107)	$(4,136)
Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation and amortization of intangible assets	2,835	4,043
Impairments of property and equipment, net	2,087	—
Impairments of inventories, net	1,568	—
Gain on sale of equity-method investment	—	(14,810)
Deferred tax benefit	66	729
Stock-based compensation	8,315	2,613
Changes in operating assets and liabilities:
Accounts receivable and allowance for doubtful accounts	27,307	15,429
Inventories, net	(4,299)	(465)
Contract assets	(1,017)	(1,033)
Accounts payable	35	1,202
Income taxes payable	(2,638)	(1,608)
Accrued expenses	(1,728)	(3,454)
Deferred compensation	(122)	(764)
Deferred revenue	(13,940)	(7,160)
Other assets and liabilities	1,248	(1,870)
Net cash used in operating activities	(6,390)	(11,284)

Cash flows from investing activities:
Purchase of short-term investments	—	(15,812)
Maturities of short-term investments	2,330	30,550
Additions to property and equipment	(6,491)	(1,039)
Additions to intangible assets	(14)	(13)
Cash paid for acquisition of business	(1,800)	—
Sale of equity-method investment	—	18,874
Net cash (used in) provided by investing activities	(5,975)	32,560

Cash flows from financing activities:
Tax payments for restricted stock issuances	(1,546)	(722)
Repurchase of common stock	—	(5,721)
Net cash used in financing activities	(1,546)	(6,443)

Effect of exchange rate changes on cash	624	(631)

Net (decrease) increase in cash	(13,287)	14,202
Cash, cash equivalents, and restricted cash, beginning of period	97,374	64,228
Cash, cash equivalents, and restricted cash, end of period	$84,087	$78,430

See accompanying notes to condensed consolidated financial statements.

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

During the six months ended June 30, 2023, and as a result of the ongoing strategic transformation, the Company refined its allocation methodology to better align internal and external costs more directly to where the employee efforts and company resources are being spent on each segment. While the Company's consolidated results will not be impacted, the Company has recast its segment information for the three and six months ended June 30, 2022 for comparable presentation.

For further information regarding the Company’s reportable segments, see Note 3, Segment Information.
Estimates and Assumptions
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Foreign Currency Translation and Transactions
The financial position and results of operations of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other (expense) income, net. Foreign exchange transaction losses aggregated $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively. Foreign exchange transaction losses aggregated $0.9 million and $1.3 million for the three and six months ended June 30, 2022, respectively.
Note 2 – Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
Restricted Cash
The Company is party to lease agreements that require letters of credit to secure the obligations which totaled $0.9 million and $1.1 million at June 30, 2023 and December 31, 2022, respectively. Additionally, the Company maintained a cash guarantee with a payroll vendor in the amount of $0.1 million at both June 30, 2023 and December 31, 2022. The restricted cash related to the letters of credit and the payroll vendor cash guarantee is recorded in "Restricted cash" on the condensed consolidated balance sheets.
Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, the Company believes that the issued standards that are not yet effective will not have a material impact on its condensed consolidated financial statements and disclosures upon adoption.
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
•Digital Agreements. Digital Agreements consists of solutions that enable our clients to secure and automate business processes associated with their digital agreement and customer transaction lifecycles that require consent, non-repudiation and compliance. These solutions, which are largely cloud-based, include OneSpan Sign e-signature and OneSpan Notary. This segment also includes costs attributable to our transaction cloud platform.
•Security Solutions. Security Solutions consists of our broad portfolio of software products, software development kits (SDKs) and Digipass authenticator devices that are used to build applications designed to defend against attacks on digital transactions across online environments, devices, and applications. The software products and SDKs included in the Security Solutions segment are largely on-premises software products and include identity verification, multi-factor authentication and transaction signing solutions, such as mobile application security and mobile software tokens.
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

    Prior to 2023, the Company allocated certain cost of goods sold and operating expenses to its two reportable operating segments using a direct cost allocation and an allocation based on revenue split between the segments. During the three months ended March 31, 2023, and as a result of the ongoing strategic transformation, the Company refined its allocation methodology to better align internal and external costs more directly to where the employee efforts are being spent on each segment moving forward. As a result of this change, there was an increase in cost of goods sold and operating expenses being allocated to the Digital Agreements segment, which better aligns with the investments the Company is making to grow that segment as compared to its Security Solutions segment.

Effective with the three months ended September 30, 2022, the Company began allocating amortization of intangible assets expense to operating income (loss) for each of its reportable operating segments in order to better align the expense with the operations of each segment. The Company has updated segment operating income (loss) for the three and six months ended June 30, 2022 to reflect the change in presentation. The allocation change had no impact to the Company's condensed consolidated financial statements.
The tables below set forth information about the Company’s reportable operating segments for the three and six months ended June 30, 2023 and 2022, along with the items necessary to reconcile the segment information to the totals reported in the accompanying condensed consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	2023	2022
Digital Agreements
Revenue	$11,862	$10,454	$23,414	$23,755
Gross profit	$8,583	$7,647	$17,031	$17,933
Gross margin	72%	73%	73%	75%
Operating income (loss) (1)	$(7,121)	$(462)	$(13,154)	$664

Security Solutions
Revenue	$43,871	$42,336	$89,926	$81,482
Gross profit	$25,711	$27,859	$56,549	$54,251
Gross margin	59%	66%	63%	67%
Operating income (2)	$8,523	$7,999	$24,154	$15,688

Total Company:
Revenue	$55,733	$52,790	$113,340	$105,237
Gross profit	$34,294	$35,506	$73,580	$72,184
Gross margin	62%	67%	65%	69%

Statements of Operations reconciliation:
Segment operating income	$1,402	$7,537	$11,000	$16,352
Corporate operating expenses not allocated at the segment level	(19,166)	(15,775)	(36,894)	(33,833)
Operating loss	$(17,764)	$(8,238)	$(25,894)	$(17,481)
Interest income, net	585	35	1,088	18
Other income (expense), net	29	(675)	(11)	14,972
Loss before income taxes	$(17,150)	$(8,878)	$(24,817)	$(2,491)
(1) Digital Agreements operating income includes $0.6 million of amortization of intangible assets expense for the three months ended June 30, 2023 and 2022, respectively and $1.1 million of amortization of intangible assets expense for the six months ended June 30, 2023 and 2022, respectively.

(2) Security Solutions operating income includes $0 million and $0.6 million of amortization of intangible assets expense for the three months ended June 30, 2023 and 2022, respectively, and $0 and $1.5 million of amortization of intangible assets expense for the six months ended June 30, 2023 and 2022, respectively.
The following tables illustrate the disaggregation of revenues by category and services, including a reconciliation of the disaggregated revenues to revenues from the Company’s two reportable operating segments for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023		2022
	Digital Agreements	Security Solutions	Digital Agreements	Security Solutions
(In thousands)
Subscription	$10,486	$12,499	$8,736	$11,093
Maintenance and support	1,130	10,473	1,408	10,770
Professional services and other (1)	246	1,253	310	1,690
Hardware products	—	19,646	—	18,783
Total Revenue	$11,862	$43,871	$10,454	$42,336

	Six Months Ended June 30,
	2023		2022
	Digital Agreements	Security Solutions	Digital Agreements	Security Solutions
(In thousands)
Subscription	$20,834	$32,107	$20,407	$22,691
Maintenance and support	2,126	20,638	2,760	21,364
Professional services and other (1)	454	2,669	588	3,293
Hardware products	—	34,512	—	34,134
Total Revenue	$23,414	$89,926	$23,755	$81,482
(1) Professional services and other includes perpetual software licenses revenue, which was less than 2% of total revenue for the three and six months ended June 30, 2023 and 2022, respectively.
The Company allocates goodwill by reporting unit, in accordance with Accounting Standards Codification (ASC) 350 – Goodwill and Other. Asset information by segment is not reported to or reviewed by the CODM to allocate resources, and therefore, the Company has not disclosed asset information for the segments.

Note 4 – Revenue from Contracts with Customers
Revenue by major products and services
The following tables present the Company’s revenues disaggregated by major products and services, geographical region and timing of revenue recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(In thousands)
Subscription	$22,985	$19,829	$52,941	$43,098
Maintenance and support	11,603	12,178	22,764	24,124
Professional services and other (1)	1,499	2,000	3,123	3,881
Hardware products	19,646	18,783	34,512	34,134
Total Revenue	$55,733	$52,790	$113,340	$105,237
(1) Professional services & other includes perpetual software licenses revenue, which was less than 2% of total revenue for the three and six months ended June 30, 2023 and 2022, respectively.
Revenue by location of customer for the Three and Six Months Ended June 30, 2023 and 2022
We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes North, Central, and South America; and 3) Asia Pacific (APAC), which includes Australia, New Zealand, and India. The breakdown of revenue in each of our major geographic areas was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(In thousands, except percentages)
Revenue
EMEA	$26,539	$23,521	$54,359	$48,397
Americas	18,331	19,329	38,829	36,578
APAC	10,863	9,940	20,152	20,262
Total revenue	$55,733	$52,790	$113,340	$105,237

% of Total Revenue
EMEA	48%	44%	48%	46%
Americas	33%	37%	34%	35%
APAC	19%	19%	18%	19%

Timing of revenue recognition

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Products and Licenses transferred at a point in time	$30,583	$28,731	$63,729	$58,216
Services transferred over time	25,150	24,059	49,611	47,021
Total Revenue	$55,733	$52,790	$113,340	$105,237

Contract balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(In thousands)	2023	2022
Receivables, inclusive of trade and unbilled	$38,154	$65,132
Contract Assets (current and non-current)	$5,708	$4,642
Contract Liabilities (Deferred Revenue current and non-current)	$57,281	$70,906
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
Revenue recognized during the six months ended June 30, 2023 included $43.1 million that was included on the December 31, 2022 consolidated balance sheet in contract liabilities. Deferred revenue decreased in the same period due to timing of annual renewals.
Transaction price allocated to the remaining performance obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of the period. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2023:

(In thousands)	2023	2024	2025	Beyond 2025	Total
Future revenue related to current unsatisfied performance obligations	$21,056	$24,663	$11,922	$7,028	$64,669
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

The following tables provide information related to the capitalized costs and amortization recognized in the current and prior period:

(In thousands)	June 30, 2023	December 31, 2022
Capitalized costs to obtain contracts, current	$3,112	$2,929
Capitalized costs to obtain contracts, non-current	$10,086	$10,571

	Three Months Ended June 30,
(In thousands)	2023	2022
Amortization of capitalized costs to obtain contracts	$754	$555
Impairments of capitalized costs to obtain contracts	$—	$—
Note 5 – Inventories, net
Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method.
Inventories, net consist of the following:

	June 30, 2023	December 31, 2022
(In thousands)
Component parts (1)	$9,211	$6,762
Work-in-process and finished goods	5,792	5,292
Total	$15,003	$12,054
(1) In conjunction with the Company's decision to discontinue investments in its Digipass CX product (see Note 16, Restructuring and Other Related Charges), non-cash impairment charges of $1.6 million for component parts, net, were recorded in "Cost of goods sold, Product and license" on the condensed consolidated statements of operations for the three and six months ended June 30, 2023.
Note 6 – Goodwill
The following table presents the changes in goodwill during the six months ended June 30, 2023:

	Digital Agreements	Security Solutions	Total
(In thousands)
Net balance at December 31, 2022	$19,732	$70,782	$90,514
Foreign currency exchange rate effect	475	1,704	2,179
Acquisition during the period (1)	$601	$—	$601
Net balance at June 30, 2023	$20,808	$72,486	$93,294
(1) Represents goodwill recorded in conjunction with the acquisition of substantially all the assets of the ProvenDB business of Southbank Software Pty Ltd. during the six months ended June 30, 2023. See Note 17, Business Acquisitions, for additional information.
No impairment of goodwill was recorded during the six months ended June 30, 2023 and 2022.

Note 7 – Intangible Assets
Intangible assets as of June 30, 2023 and December 31, 2022 consist of the following:

		As of June 30, 2023		As of December 31, 2022
(In thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	3 to 7	$43,698	$42,290	$42,022	$41,894
Customer relationships	5 to 12	34,731	24,793	34,386	23,323
Patents, trademarks, and other	10 to 20	13,553	12,271	13,518	12,227
Total		$91,982	$79,354	$89,926	$77,444
Amortization expense was $0.6 million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively, and $1.2 million and $2.6 million for the six months ended June 30, 2023 and 2022, respectively.
Certain intangible assets are denominated in functional currencies besides the U.S. dollar and are subject to currency fluctuations.
There was no impairment of intangible assets recorded during the six months ended June 30, 2023 and 2022.
Note 8 – Property and Equipment, net
The following table presents the major classes of property and equipment, net, as of June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Office equipment and software	$8,776	$14,451
Leasehold improvements	8,602	9,927
Furniture and fixtures	3,754	4,260
Capitalized software	8,187	4,007
Total	29,319	32,645
Accumulated depreciation	(13,720)	(19,964)
Property and equipment, net	$15,599	$12,681
Depreciation expense was $0.8 million and $1.4 million for the three and six months ended June 30, 2023, respectively, compared to $0.7 million and $1.4 million for the three and six months ended June 30, 2022, respectively.
As part of the Company's decision to discontinue investments in its Digipass CX product (see Note 16, Restructuring and Other Related Charges), non-cash impairment charges of $1.4 million for capitalized software were recorded in "Restructuring and other related charges" on the condensed consolidated statements of operations for the three and six months ended June 30, 2023.

    In conjunction with the Company's Chicago office lease abandonment (see Note 16, Restructuring and Other Related Charges), non-cash impairment charges of $0.6 million for leasehold improvements and $0.1 million for office equipment and software were recorded in "Restructuring and other related charges" on the condensed consolidated statements of operations for the three and six months ended June 30, 2023.

Note 9 – Fair Value Measurements
The following tables summarize the Company’s financial assets by level in the fair value hierarchy, which are measured at fair value on a recurring basis, as of June 30, 2023 and December 31, 2022:

	Fair Value Measurement at Reporting Date Using
(In thousands)	June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Bills	$22,444	—	$22,444	—
Commercial Paper	$13,277	—	$13,277	—
U.S. Treasury Notes	$2,596	—	$2,596	—
Money Market Funds	$61	—	$61	—

	Fair Value Measurement at Reporting Date Using
(In thousands)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$28,388	—	$28,388	—
Commercial Paper	$6,743	—	$6,743	—
Corporate Notes / Bonds	$2,328	—	$2,328	—
The Company classifies its investments in debt securities as available-for-sale. The Company reviews available-for-sale debt securities for impairments related to losses and other factors each quarter. The unrealized gains and losses on the available-for-sale debt securities were not material as of June 30, 2023 and December 31, 2022.
The Company did not have any transfers of assets between Level 1 and Level 2 or Level 3 of the fair value hierarchy during six months ended June 30, 2023. Also, the Company did not have any financial liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.
The Company’s non-financial assets and liabilities, which include goodwill and long-lived assets held and used, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, the Company would evaluate the non-financial assets and liabilities for impairment. If an impairment was to occur, the asset or liability would be recorded at its estimated fair value. No impairment was recorded during the six months ended June 30, 2023 and 2022.
Note 10 – Allowance for Credit Losses
The changes in the allowance for credit losses during the six months ended June 30, 2023 were as follows:

(In thousands)
Balance at December 31, 2022	$1,600
Provision	204
Write-offs	(252)
Balance at June 30, 2023	$1,552
During the six months ended June 30, 2023, the Company wrote off $0.3 million of accounts receivable that were fully reserved for and no longer deemed collectible.

Note 11 – Leases
Operating lease cost details for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
(In thousands)
Building rent	$478	$521	$1,001	$1,096
Automobile rentals	316	361	566	581
Total net operating lease costs	$794	$882	$1,567	$1,677
At June 30, 2023, the Company’s weighted average remaining lease term for its operating leases is 4.4 years, and the weighted average discount rate for its operating leases is 5%.
During the six months ended June 30, 2023, there were $1.5 million of operating cash payments for lease liabilities, and $0.2 million of right-of use assets obtained in exchange for new lease liabilities.

    As part of its multiyear restructuring plan (see Note 16, Restructuring and Other Related Charges), the Company vacated its Chicago office space and abandoned the underlying leases during the three months ended June 30, 2023. The Company accrued a $1.4 million early lease termination fee, which is reflected on the condensed consolidated statements of operations for the three and six months ended June 30, 2023 in "Restructuring and other related charges". The underlying lease right-of-use asset and lease liability for the Chicago leased office space were written off, and a $0.3 million gain related to rent concessions and tenant improvement allowances was recorded on the condensed consolidated statements of operations for the three and six months ended June 30, 2023 in "Restructuring and other related charges".
Maturities of the Company’s operating leases as of June 30, 2023 are as follows:

As of June 30, 2023
(In thousands)
2023	$1,366
2024	2,041
2025	1,164
2026	1,071
2027	886
Later years	1,246
Less imputed interest	(779)
Total lease liabilities	$6,995
Note 12 – Income Taxes
The Company’s estimated annual effective tax rate for 2023 before discrete items and excluding entities with a valuation allowance is expected to be approximately 25%. The Company’s global effective tax rate is higher than the U.S. statutory tax rate of 21% primarily due to nondeductible expenses. The ultimate tax expense will depend on the mix of earnings in various jurisdictions. Income taxes, net of refunds, of $3.8 million were paid during the six months ended June 30, 2023. Income taxes, net of refunds, of $2.0 million were paid during the six months ended June 30, 2022.
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
The Company awarded 1.0 million restricted stock units during the six months ended June 30, 2023, subject to time-based vesting. The fair value of the unissued time-based restricted stock unit grants was $13.1 million at the dates of grant and the grants are being amortized over the vesting periods of one to three years.
The Company awarded restricted stock units subject to the achievement of service and future performance criteria during the six months ended June 30, 2023, which allow for up to 0.9 million shares to be earned if the performance criteria are achieved at the target level. The fair value of these awards was $12.8 million at the dates of grant and the awards are being amortized over the requisite service period of one to three years. The Company currently believes that approximately 63% of these shares are expected to be earned.
During the six months ended June 30, 2022, stock-based compensation and other long-term incentive plan compensation accruals were reversed for employees who were terminated. The reversal of the accrued long-term incentive plan compensation for the terminated employees largely offset the expense for the period.
The following table presents stock-based compensation expense and other long-term incentive plan compensation expense for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(In thousands)
Stock-based compensation	$4,503	$1,253	$8,315	$2,613
Other long-term incentive plan compensation	68	24	179	(112)
Total compensation	$4,571	$1,277	$8,494	$2,501
Note 14 – Earnings per Share
Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive. Because the Company was in a net loss position for the three and six months ended June 30, 2023 and 2022, diluted net loss per share for the period excludes the effects of common stock equivalents, which are anti-dilutive.

The details of the earnings per share calculations for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net loss	$(17,751)	$(9,350)	$(26,107)	$(4,136)
Weighted average common shares outstanding:
Basic	40,399	40,157	40,435	39,870
Incremental shares with dilutive effect:
Restricted stock awards	—	—	—	—
Diluted	40,399	40,157	40,435	39,870

Net loss per share:
Basic	$(0.44)	$(0.23)	$(0.65)	$(0.10)
Diluted	$(0.44)	$(0.23)	$(0.65)	$(0.10)
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
The Company accrues loss contingencies when losses become probable and are reasonably estimable. As of June 30, 2023, the Company has recorded an accrual of $1.5 million for loss contingencies.
The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible, but not probable. As of June 30, 2023, the Company does not have any reasonably possible losses for which an estimate can be made. Although the Company intends to defend its legal matters vigorously, the ultimate outcome of these matters is uncertain. However, the Company does not expect the potential losses, if any, to have a material adverse impact on its operating results, cash flows, or financial condition.
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
In May 2022, the Board approved additional actions related to the Plan through the year ending December 31, 2025. This second phase of the Plan is designed to continue to advance the same objectives as the first phase of the Plan.

In connection with the Plan, the Company recorded $5.8 million and $6.6 million in “Restructuring and other related charges” in the condensed consolidated statements of operations for the three and six months ended June 30, 2023, respectively, and $2.7 million and $5.3 million for the three and six months ended June 30, 2022, respectively.
The main categories of charges are in the following areas:
•Employee costs – include severance, related benefits, and retention pay costs incurred as a result of eliminating positions in certain areas of the Company. For the three and six months ended June 30, 2023, severance-related costs were $2.4 million and $3.1 million, respectively. In total, there were approximately 140 employees, across multiple functions, whose positions were made redundant. The $3.7 million current portion of the restructuring liability at June 30, 2023 is included in "Accrued wages and payroll taxes" in the condensed consolidated balance sheet and is expected to be paid within the next 12 months. The $0.6 million non-current portion is included in "Other long-term liabilities" in the condensed consolidated balance sheet and is expected to be paid within the next 24 months.
•Real estate rationalization costs – include costs to align the real estate footprint with the Company’s needs. The Company vacated its Chicago office space and abandoned the underlying leases during the three months ended June 30, 2023, and accrued contract termination fees of $1.4 million. The $0.7 million current portion of the restructuring liability at June 30, 2023 is included in "Other accrued expenses" in the condensed consolidated balance sheet and is expected to be paid within the next 12 months. The $0.7 million non-current portion is included in "Long-term lease liabilities" in the condensed consolidated balance sheet and is expected to be paid within the next 18 months. In conjunction with the abandonment of the Chicago leases, the underlying right-of-use assets and liability were written off and recorded a $0.3 million gain that related to rent concessions and tenant improvement allowances. The Company also incurred a $0.7 million non-cash impairment charge for fixed assets in its Chicago leased office space (See Note 8, Property and Equipment, net).

•Product and services optimization costs - include costs to discontinue products and services that are no longer advancing the Company's operating model. The Company made the decision to discontinue investments in its Digipass CX product and incurred $1.4 million of non-cash impairment charges for capitalized software. The charges are recorded in "Restructuring and other related charges" on the condensed consolidated statements of operations for the three and six months ended June 30, 2023 (See Note 8, Property and Equipment, net).
•Vendor rationalization costs – include costs for contractually committed services the Company is no longer utilizing. For the three and six months ended June 30, 2023, these costs totaled $0.2 million and are included in "Restructuring and other related charges" on the condensed consolidated statements of operations for the three and six months ended June 30, 2023.

The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the six months ended June 30, 2023.

	Employee Costs	Real Estate Rationalization	Total
(In thousands)
Balance as of December 31, 2022	$3,596	$—	$3,596
Additions	3,132	1,795	4,927
Payments	(2,402)	(358)	(2,760)
Balance as of June 30, 2023	$4,326	$1,437	$5,763

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

As of June 30, 2023, the Company is still determining the purchase price allocation. A preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed is included in the table below. These estimates are subject to change and may result in an increase in goodwill with regard to our estimates of the acquired assets and assumed liabilities during the measurement period, which may extend up to one year from the acquisition date.

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

Note 18 – Subsequent Events

On August 3, 2023, the Board of Directors of the Company approved cost reduction actions (the “Actions”) intended to achieve greater operational efficiency, drive higher levels of adjusted EBITDA, and strengthen the Company’s ability to create value for its shareholders over the long term.

The Company anticipates incurring restructuring charges in connection with the Actions, and expects that these charges will consist primarily of charges related to employee transition and severance payments, employee benefits and retention related payments, and share-based compensation, with a significantly smaller amount of charges relating to vendor contract termination and rationalization actions.

The workforce related component of the Actions is expected to be substantially complete by mid-2024, subject to local law and consultation requirements. The vendor contract component of the Actions is planned for completion by the end of 2025.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “OneSpan,” “Company,” “we,” “our,” and “us” refer to OneSpan Inc. and its subsidiaries.
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of OneSpan for the periods ended June 30,, 2023 and 2022 as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”).
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of applicable U.S. securities laws, including statements regarding the outcomes we expect from our strategic transformation plan and our recently approved cost reduction actions, including the ability of those actions and restructuring plan originally approved in December 2021 to enable us to accelerate adjusted EBITDA growth, enable us to return capital to stockholders, and drive value creation by growing profitably over the long term; estimates concerning the timing and amount of savings, adjusted EBITDA improvements, and/or restructuring charges that may result the recently approved cost reduction actions and our prior restructuring plan; our plans for managing our Digital Agreements and Security Solutions segments; our expectations regarding our use of technology acquired in our ProvenDB acquisition or other acquisitions we may complete in the future; expectations about trends in our cost of goods sold, gross margin, and sales and marketing, research and development, and general and administrative expenses; the impact of foreign currency rate fluctuations; expectations regarding sources and uses of cash; and our general expectations regarding our operational or financial performance in the future. Forward-looking statements may be identified by words such as "seek", "believe", "plan", "estimate", "anticipate", “expect", "intend", "continue", "outlook", "may", "will", "should", "could", "confident", or "might", and other similar expressions. These forward-looking statements involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Important factors that could materially affect our business and financial results include, but are not limited to: our ability to execute our strategic transformation plan and the additional actions under our restructuring plan in the expected timeframe and to achieve the outcomes we expect from them; unintended costs and consequences of our revised restructuring plan, including higher than anticipated restructuring charges, disruption to our operations, litigation or regulatory actions, reduced employee morale, attrition of valued employees, adverse effects on our reputation as an employer, loss of institutional know-how, slower customer service response times, and reduced ability to complete or undertake new product development projects and other business, product, technical, compliance or risk mitigation initiatives; our ability to attract new customers and retain and expand sales to existing customers; our ability to effectively develop and expand our sales and marketing capabilities; our ability to hire, train, and retain sales and other employees necessary to implement our strategic transformation plan; our ability to successfully develop and market new product offerings and product enhancements; the loss of one or more large customers; difficulties enhancing and maintaining our brand recognition; competition; lengthy sales cycles; departures of senior management or other key employees; changes in customer requirements; interruptions or delays in the performance of our products and solutions; real or perceived malfunctions or errors in our products; the potential effects of technological changes; economic recession, inflation, and political instability; our ability to effectively manage third party partnerships, acquisitions, divestitures, alliances, or joint ventures; security breaches or cyber-attacks; claims that we have infringed the intellectual property rights of others; litigation or regulatory actions; price competitive bidding; changing laws, government regulations or policies; pressures on price levels; component shortages; delays and disruption in global transportation and supply chains; reliance on third parties for certain products and data center services; impairment of goodwill or amortizable intangible assets causing a significant charge to earnings; actions of activist stockholders; and exposure to increased economic and operational uncertainties from operating a global business, as well as other factors described in the “Risk Factors” section of our most recent Annual Report on Form 10-K, as updated by the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our filings with the Securities and Exchange Commission (the “SEC”) and other important information can be found in the Investor Relations section of our website at investors.onespan.com. We do not have any intent, and disclaim any obligation, to update the forward-looking information to reflect events that occur, circumstances that exist or changes in our expectations after the date of this Form 10-Q, except as required by law.

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

Business Transformation

    We are currently in the midst of a business transformation. In May 2022, we announced a three-year strategic transformation plan that began on January 1, 2023 (the “Strategic Plan”). In conjunction with the Strategic Plan and to enable a more efficient capital deployment model, effective with the quarter ended June 30, 2022, we began reporting under the following two lines of business, which are our reportable operating segments: Digital Agreements and Security Solutions.

•Digital Agreements. Digital Agreements consists of solutions that enable our clients to secure and automate business processes associated with their digital agreement and customer transaction lifecycles that require consent, non-repudiation and compliance. These solutions, which are largely cloud-based, include OneSpan Sign e-signature and OneSpan Notary. This segment also includes costs attributable to our transaction cloud platform.

•Security Solutions. Security Solutions consists of our broad portfolio of software products, software development kits (SDKs) and Digipass authenticator devices that are used to build applications designed to defend against attacks on digital transactions across online environments, devices, and applications. The software products and SDKs included in the Security Solutions segment are largely on-premises software products and include identity verification, multi-factor authentication and transaction signing solutions, such as mobile application security and mobile software tokens.

In connection with the Strategic Plan, during the six months ended June 30, 2023 we changed our methodology for allocating expenses between the segments to better reflect the shift in employee time, effort, and costs toward supporting the growth of our Digital Agreements segment instead of our Security Solutions segment.

During the quarter ended June 30, 2023, we determined that it will take longer than originally expected to achieve the revenue growth levels contemplated by our Strategic Plan. It has been more time consuming than we projected to build our Digital Agreements sales pipeline, generate demand for our Digital Agreements solutions through marketing efforts, and improve our sales force productivity levels. A number of factors have contributed to the challenges achieving the originally planned growth levels on the timeframes set forth in the Strategic Plan, including: macroeconomic uncertainties, which have resulted in longer sales cycles and greater price sensitivity on the part of customers; increasing maturity and competitiveness in the market for e-signature solutions; and higher pricing aggressiveness from competitors in recent months.

As a result of the additional insights we have gained into our business transformation process, our Board of Directors (the "Board") recently approved cost reduction actions to seek to drive higher levels of adjusted EBITDA while maintaining our long-term growth potential. Please see “Recent Developments” below for further information about these cost reduction actions. We intend to continue to pursue the overall strategy set forth in our original Strategic Plan while implementing adjustments to our operating model that are intended to achieve greater operational efficiency, drive higher levels of adjusted EBITDA, and strengthen OneSpan's ability to create value for our shareholders over the long term.

Our updated Strategic Plan, the cost reduction actions we are undertaking, and our restructuring plan originally adopted in December 2021 involve numerous risks and uncertainties. For additional details please see Item IA, Risk Factors, below and Part 1, Item 1A, Risk Factors in our Form 10-K.
Restructuring Plan

    In December 2021, our Board approved a restructuring plan designed to advance our operating model, streamline our business, improve efficiency, and enhance our capital resources. The first phase of this restructuring plan began and was substantially completed during the three months ended March 31, 2022.

In May 2022, our Board approved additional actions related to the restructuring plan through the year ending December 31, 2025. The additional actions are designed to continue to advance the same objectives as the first phase of the plan.
    Actions taken under the plan consist of the following:

•We have reduced headcount by eliminating approximately 140 redundant positions and incurred severance, related benefits, and retention pay costs.
•During the three months ended June 30, 2023, we vacated our Chicago leased office space and abandoned the underlying leases, and, in future periods, plan to further align our real estate footprint with the Company's operating needs. We recorded lease termination costs, non-cash impairment charges related to the vacated location's fixed assets, and a gain on the underlying right-of-use asset and liability write-off for the three and six months ended June 30, 2023.

•We are evaluating our product and service offerings to enhance our operating efficiency. As a result of this evaluation, the Company made the decision to discontinue investments in its Digipass CX product and incurred non-cash impairment charges for capitalized software for the three and six months ended June 30, 2023.

•We are evaluating our vendor spend and updating or eliminating service providers in instances where there are cost saving opportunities and where redundancies exist. Vendor rationalization costs include costs for contractually committed services the Company is no longer utilizing.

    We plan to incrementally take actions under the restructuring plan until December 31, 2025, when the plan terminates.
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
Macroeconomic Conditions
During the first six months of 2023, we continued to operate under uncertain market conditions, influenced by instability in certain parts of the banking sector, supply chain constraints, the inflationary cost environment, and general concerns about economic conditions. Our customers have increased scrutiny on spending decisions, which has resulted in longer sales cycles for both existing customer and new customer opportunities. For a complete discussion of the risks we encounter in our business, please refer to Item IA, Risk Factors, below and Part 1, Item 1A, Risk Factors, in our Form 10-K.
Recent Developments

On August 3, 2023, our Board of Directors approved cost reduction actions (the “Actions”) intended to achieve greater operational efficiency, drive higher levels of adjusted EBITDA, and strengthen our ability to create value for our shareholders over the long term.

We anticipate incurring restructuring charges in connection with the Actions, and expect that these charges will consist primarily of charges related to employee transition and severance payments, employee benefits and retention related payments, and share-based compensation, with a significantly smaller amount of charges relating to vendor contract termination and rationalization actions. We preliminarily estimate that we will incur from $15 million to $20 million in total restructuring charges associated with the Actions, a significant majority of which are expected to relate to the workforce related component of the Actions.

The workforce related component of the Actions is expected to be substantially complete by mid-2024, subject to local law and consultation requirements. The vendor contract component of the Actions is planned for completion by the end of 2025.

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
•Cost of product and license revenue. Cost of product and license revenue primarily consists of direct product and license costs, including personnel costs, production costs, freight, and inventory impairments for discontinued products and services.
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
Historically, operating expenses have been impacted by changes in foreign exchange rates. We estimate the change in currency rates during the three months ended June 30, 2023 compared to the comparable prior year period resulted in an increase in operating expenses of approximately $0.1 million. We estimate the change in currency rates during the six months ended June 30, 2023 compared to the comparable prior year period resulted in a decrease in operating expenses of approximately $0.5 million.

    The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Long-term incentive plan compensation expense includes both stock-based incentives and an immaterial amount of cash-based incentives. During the three months ended June 30, 2023 and 2022, operating expenses included $4.6 million and $1.3 million, respectively, of expenses related to stock-based and long-term incentive plans. During the six months ended June 30, 2023 and 2022, operating expenses included $8.5 million and $2.5 million, respectively, of expenses related to stock-based and long-term incentive plans.

Stock-based compensation expense for the three and six months ended June 30, 2023 reflected our 2023 annual equity grant to executives and other employees who were hired in the second and third quarters of 2022, including the impact of an overall expansion of the equity incentive program that we put in place during 2022 for the long-term retention of our employees. The reversal in the three and six months ended June 30, 2022 of certain long-term incentive plan compensation accruals and unvested stock-based incentives for employees who were severed from the Company during that period was also a factor in the year-over-year increase in stock-based compensation expense.

Our operating expenses consist of:

•Sales and marketing. Sales and marketing expenses consist primarily of personnel costs, commissions and bonuses, trade shows, marketing programs and other marketing activities, travel, outside consulting costs, and long-term incentive compensation. We expect sales and marketing expenses to decrease in absolute dollars as we take the Actions described in "Recent Developments" above. However, our sales and marketing expenses may fluctuate as a percentage of total revenue.
•Research and development. Research and development expenses consist primarily of personnel costs and long-term incentive compensation. We expect research and development costs to decrease in absolute dollars as we implement the Actions, and as we capitalize certain costs related to the expansion of our cloud product portfolio. However, our research and development expenses may fluctuate as a percentage of total revenue.
•General and administrative. General and administrative expenses consist primarily of personnel costs, legal, consulting and other professional fees, and long-term incentive compensation. We expect general and administrative expenses to decrease in absolute dollars as we implement the Actions, although our general and administrative expenses may fluctuate as a percentage of total revenue.
•Amortization of intangible assets. Acquired intangible assets are amortized over their respective amortization periods and are periodically evaluated for impairment.
•Restructuring and related charges. Restructuring and other related charges consist of employee costs which include severance and related benefits incurred from headcount reductions as part of our restructuring plan and the Actions; real estate rationalization costs incurred to optimize our real estate footprint which include lease contract termination costs, asset impairment charges, and lease right-of-use asset and lease liability write-off gains or losses; product and services optimization costs incurred to advance our operating model which include impairments of capitalized software assets no longer in use; and vendor rationalization costs for contractually committed services the Company is no longer utilizing. We plan to incrementally incur additional restructuring costs through December 31, 2025, when the plan terminates.
Segment Results
Segment operating income (loss) consists of the revenue generated by a segment, less the direct costs of revenue, sales and marketing, research and development amortization and impairment charges that are incurred directly by a segment. Unallocated corporate costs include general and administrative expense and other company-wide costs that are not attributable to a particular segment. Financial results by reportable operating segment are included below under Results of Operations.
Interest Income, Net
Interest income, net, consists of income earned on our cash equivalents and short-term investments. Our cash equivalents and short-term investments are invested in short-term instruments at current market rates.

    Other (Expense) Income, Net
Other (expense) income, net, primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our research and development in those countries and other miscellaneous non-operational expenses.
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

Impact of Currency Fluctuations

    During the three months ended June 30, 2023 and 2022, respectively, we generated approximately 83% and 81% of our revenues and incurred approximately 55% and 69% of our operating expenses outside of the U.S. During the six months ended June 30, 2023 and 2022, respectively, we generated approximately 82% and 85% of our revenues and incurred approximately 55% and 69% of our operating expenses outside of the U.S. As a result, changes in currency exchange rates, especially the Euro exchange rate and the Canadian Dollar exchange rate, can have a significant impact on our revenue and operating expenses.

While the majority of our revenue is generated outside of the U.S., a significant amount of our revenue earned during the six months ended June 30, 2023 was denominated in U.S. Dollars. For the six months ended June 30, 2023, approximately 52% of our revenue was denominated in U.S. Dollars, 43% was denominated in Euros and 5% was denominated in other currencies. For the six months ended June 30, 2022, approximately 55% of our revenue was denominated in U.S. Dollars, 40% was denominated in Euros and 5% was denominated in other currencies.

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

The financial position and the results of operations of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland, Singapore and Canada, are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates generated comprehensive gain of $1.0 million and $2.7 million during the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2022, translation adjustments arising from differences in exchange rates generated comprehensive loss of $5.3 million and $7.3 million, respectively. The functional currency for our subsidiaries in Switzerland, Singapore and Canada is the U.S. Dollar.

Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other (expense) income, net. Losses resulting from foreign currency transactions were $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2022, losses resulting from foreign currency transactions were $0.9 million and $1.3 million, respectively.

Results of Operations
In conjunction with our strategic transformation plan, effective with the quarter ended June 30, 2022, we began reporting under the following two lines of business, which are our reportable operating segments: Digital Agreements and Security Solutions.
The following table sets forth, for the periods indicated, selected segment and consolidated operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	2023	2022
Digital Agreements
Revenue	$11,862	$10,454	$23,414	$23,755
Gross profit	$8,583	$7,647	$17,031	$17,933
Gross margin	72%	73%	73%	75%
Operating income (loss)	$(7,121)	$(462)	$(13,154)	$664

Security Solutions
Revenue	$43,871	$42,336	$89,926	$81,482
Gross profit	$25,711	$27,859	$56,549	$54,251
Gross margin	59%	66%	63%	67%
Operating income	$8,523	$7,999	$24,154	$15,688

Total Company:
Revenue	$55,733	$52,790	$113,340	$105,237
Gross profit	$34,294	$35,506	$73,580	$72,184
Gross margin	62%	67%	65%	69%

Statements of Operations reconciliation:
Segment operating income	$1,402	$7,537	$11,000	$16,352
Corporate operating expenses not allocated at the segment level	(19,166)	(15,775)	(36,894)	(33,833)
Total Company operating loss	$(17,764)	$(8,238)	$(25,894)	$(17,481)
Revenue
Revenue by products and services allocated to the segments for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,
	2023		2022
	Digital Agreements	Security Solutions	Digital Agreements	Security Solutions
(In thousands)
Subscription	$10,486	$12,499	$8,736	$11,093
Maintenance and support	1,130	10,473	1,408	10,770
Professional services and other (1)	246	1,253	310	1,690
Hardware products	—	19,646	—	18,783
Total Revenue	$11,862	$43,871	$10,454	$42,336

	Six Months Ended June 30,
	2023		2022
	Digital Agreements	Security Solutions	Digital Agreements	Security Solutions
(In thousands)
Subscription	$20,834	$32,107	$20,407	$22,691
Maintenance and support	2,126	20,638	2,760	21,364
Professional services and other (1)	454	2,669	588	3,293
Hardware products	—	34,512	—	34,134
Total Revenue	$23,414	$89,926	$23,755	$81,482
(1) Professional services and other includes perpetual software licenses revenue, which was less than 2% of total revenue for the three and six months ended June 30, 2023 and 2022, respectively.
Total revenue increased by $2.9 million, or 6%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Changes in foreign exchange rates as compared to the same period in 2022 favorably impacted revenue by approximately $0.5 million. For the six months ended June 30, 2023, revenue increased by $8.1 million, or 8%, compared to the six months ended June 30, 2022. Changes in foreign exchange rates as compared to the same period in 2022 negatively impacted revenue by approximately $0.9 million.
Additional information on our revenue by segment follows.
•Digital Agreements revenue increased $1.4 million, or 13%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in Digital Agreements revenue was attributable to higher cloud subscription revenue, driven by both new customers and existing customer expansion. For the six months ended June 30, 2023, Digital Agreements revenue decreased $0.3 million, or 1%. Higher cloud subscription revenue was offset by lower on-premises subscription revenue, which was driven by the non-renewal of several contracts and contraction due to our strategy of sunsetting our on-premises e-signature product. Changes in foreign currency rates compared to the same periods in 2022 negatively impacted Digital Agreements revenue by less than $0.1 million for both the three and six months ended June 30, 2023.
•Security Solutions revenue increased $1.5 million, or approximately 4%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in Security Solutions revenue was attributable to higher on-premises term subscription revenue, which was driven by existing customer expansion and, to a lesser extent, new customer revenue. Higher hardware revenue also contributed to the increase. Changes in foreign exchange rates for the three months ended June 30, 2023 compared to the same period in 2022 favorably impacted Security Solutions revenue by $0.5 million. For the six months ended June 30, 2023, Security Solutions revenue increased $8.4 million, or 10%, which was driven primarily by higher on-premises term subscription revenue and an increase in hardware revenue, as a result of a higher average selling price, partially offset by lower volumes. Changes in foreign exchange rates for the six months ended June 30, 2023 compared to the same period in 2022 negatively impacted Security Solutions revenue by $0.8 million.
Our revenue is heavily influenced by the timing of orders and shipments. As a result, we believe that the overall strength of our business is best evaluated over a longer term where the impact of transactions in any given period is not as significant as in a quarter-over-quarter comparison. In particular, our Security Solutions revenue for the six months ended June 30, 2023 benefited from the timing of certain contract renewals.
Revenue by Geographic Regions: We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes sales in North, Central, and

South America; and 3) Asia Pacific (APAC), which includes Australia, New Zealand, and India. The breakdown of revenue in each of our major geographic areas was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(In thousands, except percentages)
Revenue
EMEA	$26,539	$23,521	$54,359	$48,397
Americas	18,331	19,329	38,829	36,578
APAC	10,863	9,940	20,152	20,262
Total revenue	$55,733	$52,790	$113,340	$105,237

% of Total Revenue
EMEA	48%	44%	48%	46%
Americas	33%	37%	34%	35%
APAC	19%	19%	18%	19%
For the three months ended June 30, 2023, revenue generated in EMEA was $3.0 million, or 13%, higher than the same period in 2022, primarily due to an increase in on-premises term subscription revenue from existing customer expansion and new customers, as well as an increase in hardware revenue. For the six months ended June 30, 2023, revenue generated in EMEA was $6.0 million, or 12%, higher than the same period in 2022 driven by an increase in on-premises term subscription revenue, partially offset by lower hardware revenue.
For the three months ended June 30, 2023, revenue generated in the Americas was $1.0 million, or 5%, lower than the three months ended June 30, 2022. The decrease was driven by lower maintenance on on-premises subscription revenue and lower customer purchase volumes of hardware. For the six months ended June 30, 2023, revenue generated in the Americas was $2.3 million, or 6%, higher than the six months ended June 30, 2022. The increase was primarily driven by both higher cloud subscription revenue and higher hardware revenue, driven by both increased customer purchase volumes and a higher average selling price due to customer mix.
For the three months ended June 30, 2023, revenue generated in APAC was $0.9 million, or 9%, higher than the three months ended June 30, 2022, driven by higher customer purchase volumes of hardware products and a higher average selling price. For the six months ended June 30, 2023, revenue generated in APAC was $0.1 million, or less than 1%, lower than the three months ended June 30, 2022.

Cost of Goods Sold and Gross Margin
The following table presents cost of goods sold for our products and services for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(In thousands, except percentages)
Cost of goods sold
Product and license	$14,038	$10,947	$25,326	$20,026
Services and other	7,401	6,337	14,434	13,027
Total cost of goods sold	$21,439	$17,284	$39,760	$33,053

Gross profit	$34,294	$35,506	$73,580	$72,184

Gross margin
Product and license	54%	62%	60%	66%
Services and other	71%	74%	71%	72%
Total gross margin	62%	67%	65%	69%
The cost of product and license revenue increased by $3.1 million, or 28%, and $5.3 million, or 26%, during the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022. Cost of goods sold for both the three and six months ended June 30, 2023 was driven by $1.6 million of inventory impairments in conjunction with the discontinuation of investments in our Digipass CX product. The increase for both periods was also impacted by price increases for our hardware components, higher freight costs, and higher third-party license costs than the prior year.
The cost of services and other revenue increased by $1.1 million, or 17%, and $1.4 million, or 11%,during the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022. The increase for both periods was due to the amortization of our capitalized software and higher cloud platform costs, due primarily to higher volume usage.
Gross profit decreased $1.2 million, or 3%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Gross profit margin was 62% for the three months ended June 30, 2023, compared to 67% for the three months ended June 30, 2022. Gross profit increased $1.4 million, or 2%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Gross profit margin was 65% for the six months ended June 30, 2023, compared to 69% for the six months ended June 30, 2022.The decrease in profit margin for both the three and six months ended June 30, 2023 was driven by inventory impairments, customer and product mix, and higher freight costs in our hardware business.
The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies, including the Euro. Overall, cost of goods sold are estimated to have been impacted by changes in currency rates. The impact of changes in currency rates are estimated to have had an unfavorable impact on overall cost of goods sold of less than $0.1 million for the three months ended June 30, 2023 and a favorable impact on overall cost of goods sold of $0.2 million for the six months ended June 30, 2023. Had currency rates during the three months ended June 30, 2023 been equal to rates in the comparable period of 2022, the gross profit margin would have been less than 1 percentage point higher, driven by the favorable currency rate impact to revenue. Had currency rates during the six months ended June 30, 2023 been equal to rates in the comparable period of 2022, the gross profit margin would have been less than 1 percentage point lower, driven by the unfavorable currency rate impact to revenue.
Additional information on our gross profit by segment follows.
•Digital Agreements gross profit increased $0.9 million, or 12%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, driven by higher overall revenue. Digital Agreements gross margin for the three months ended June 30, 2023 was 72%, compared to 73% for the three months ended June 30, 2022. For the six months ended June 30, 2023, Digital Agreements gross profit decreased $0.9 million, or 5%, compared to the comparable period in 2022. The decrease in gross profit was driven by less favorable customer mix and revenue mix. Digital Agreements gross margin for the six months ended June 30, 2023 was 73%, compared to 75% for the six months ended June 30, 2022.
•Security Solutions gross profit decreased $2.1 million, or approximately 8%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, driven by inventory impairments and product mix. Security Solutions gross margin for the three months ended June 30, 2023 was 59%, compared to 66% for the three months ended June 30, 2022, as a result of inventory impairments and higher hardware costs. For the six months ended June 30, 2023, Security Solutions gross profit increased 2.3 million, or 4%, compared to the comparable period in 2022. The increase in gross profit was driven by higher overall revenue, partially offset by inventory impairments. Security Solutions gross margin for the six months ended June 30, 2023 was 63%, compared to 67% for the six months ended June 30, 2022. The decrease was driven by inventory impairments and higher hardware costs.
Operating Expenses
Operating expenses increased by $8.3 million, or 19%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. For the three months ended June 30, 2023, changes in foreign exchange rates negatively impacted operating expenses by approximately $0.1 million as compared to the same period in 2022. Operating expenses increased by $9.8 million, or 11%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. For the six months ended June 30, 2023, changes in foreign exchange rates favorably impacted operating expenses by approximately $0.5 million as compared to the same period in 2022.
The following table presents the breakout of operating expenses by category as of June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(In thousands)
Operating costs
Sales and marketing	$19,713	$14,928	$39,724	$29,928
Research and development	10,090	11,959	19,553	24,055
General and administrative	15,826	12,952	32,479	27,736
Restructuring and other related charges	5,846	2,688	6,552	5,347
Amortization of intangible assets	583	1,217	1,166	2,599
Total operating costs	$52,058	$43,744	$99,474	$89,665
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended June 30, 2023 increased by $4.8 million, or 32%, compared to the three months ended June 30, 2022. The increase was driven by higher employee compensation costs which included increases in commissions, annual bonus, and long-term incentive plan expenses. Costs incurred to expand our digital marketing initiatives also contributed to the increase. Sales and marketing expenses for the six months ended June 30, 2023 increased by $9.8 million, or 33%, compared to the six months ended June 30, 2022. The increase was driven by higher expenses for sales-related activities, higher employee compensation costs, and costs to expand our digital marketing initiatives.
Average full-time sales, marketing, support, and operating employee headcount for the three and six months ended June 30, 2023 was 374 and 362, respectively, compared to 343 and 351 for the three and six months ended June 30, 2022, respectively. Average headcount was 9% and 3% higher for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022.
Research and Development Expenses
Research and development expenses for the three months ended June 30, 2023 decreased by $1.9 million, or 16%, compared to the three months ended June 30, 2022, driven primarily by the capitalization of expanded research and development costs of $2.6 million to enhance our transaction cloud platform and our Digital Agreements product offerings. The overall decrease in expense was partially offset by higher outside services costs. Research and development expenses for the six months ended June 30, 2023 decreased by $4.5 million, or 19%, compared to the six months ended June 30, 2022. The decrease in expense was driven primarily by the capitalization of research and development costs of $2.7 million, partially offset by higher outside services costs and higher travel and entertainment costs.
Average full-time research and development employee headcount for the three and six months ended June 30, 2023 was 319 and 315, respectively, compared to 349 and 357 for the three and six months ended June 30, 2022, respectively. Average headcount was 9% and 12% lower for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2023 increased by $2.9 million, or 22%, compared to the three months ended June 30, 2022. General and administrative expenses for the six months ended June 30, 2023 increased by $4.7 million, or 17%, compared to the six months ended June 30, 2022. The increase in expense for both the three and six months ended June 30, 2023 was driven by higher long-term incentive plan expense and the expansion of our executive team. The increase in expense was partially offset by a decrease in consulting fees related to our strategic transformation plan incurred during the period compared to the three and six months ended June 30, 2022.
Average full-time general and administrative employee headcount for the three and six months ended June 30, 2023 was 146 and 145, respectively, compared to 138 for both the three and six months ended June 30, 2022, respectively. Average headcount was 6% and 5% higher for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022.
Restructuring and Other Related Charges
Restructuring and other related charges for the three months ended June 30, 2023 increased by $3.2 million, or 117%, compared to the three months ended June 30, 2022, driven by real estate rationalization costs, product and services optimization costs, and vendor rationalization spend. Restructuring and other related charges for the six months ended June 30, 2023 increased by $1.2 million, or 23%, compared to the six months ended June 30, 2022. The increase was driven by product and services optimization costs, partially offset by a more significant number of headcount reductions taken during the six months ended June 30, 2022 in conjunction with our restructuring plan.
Amortization of Intangible Assets
Amortization of intangible assets expense for the three months ended June 30, 2023 decreased by $0.6 million, or 52%, compared to the three months ended June 30, 2022. Amortization of intangible assets expense for the six months ended June 30, 2023 decreased by $1.4 million, or 55%, compared to the three months ended June 30, 2022. The decrease in expense in both periods was driven by certain intangible assets acquired in prior years becoming fully amortized or impaired during 2022.
Segment Operating Income (Loss)
Information on our operating income (loss) by segment follows.
•Digital Agreements operating loss for the three and six months ended June 30, 2023 was $7.1 million and $13.2 million, respectively, compared to operating income of $(0.5) million and $0.7 million for the three and six months ended June 30, 2022, respectively. Operating loss for the three and six months ended June 30, 2023 was largely attributable to the change in expense allocations between the segments primarily impacting operating expenses, higher sales and marketing expense which was driven by higher travel and entertainment costs, higher employee compensation costs, and additional headcount on our sales team, partially offset by lower research and development expenses driven by software capitalization.
•Security Solutions operating income for the three months ended June 30, 2023 was $8.5 million, which was a year-over-year increase of $0.5 million, or 7%, from the three months ended June 30, 2022. Operating income for the six months ended June 30, 2023 was $24.2 million, which was a year-over-year increase of $8.5 million, or 54% from the six months ended June 30, 2022. The increase for both periods was driven by the change in expense allocations between the segments primarily impacting operating expenses, higher on-premises subscription revenue, lower research and development expense, and lower amortization as a result of the Dealflo intangible asset impairment in 2022. The increase was partially offset by higher personnel costs, asset impairments, and freight costs.
Interest income, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(In thousands)
Interest income, net	$585	$35	$1,088	$18
Interest income, net was $0.6 million for the three months ended June 30, 2023 compared to interest income, net of less than $0.1 million for the three months ended June 30, 2022. Interest income, net was $1.1 million for the six months ended June 30, 2023 compared to interest income, net of less than $0.1 million for the six months ended June 30, 2022. The increase in interest income is related to higher interest rates.
Other Income (Expense), net

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(In thousands)
Other income (expense), net	$29	$(675)	$(11)	$14,972
Other income (expense), net primarily includes subsidies received from foreign governments in support of our research and development in those countries, exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, and other miscellaneous non-operational, non-recurring expenses.
Other income (expense), net for the three and six months ended June 30, 2023 was less than $0.1 million. Other income (expense), net for the three months ended June 30, 2022 of $(0.7) million consisted mostly of exchange losses. Other income (expense), net for the six months ended June 30, 2022 primarily consisted of the $14.8 million gain on sale of our equity-method investment in Promon AS ("Promon").
Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(In thousands)
Provision for income taxes	$601	$472	$1,290	$1,645

    We recorded income tax expense of $0.6 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively. Higher income tax expense for the three months ended June 30, 2023 was primarily attributable to earnings at subsidiaries without a valuation allowance. We recorded income tax expense of $1.3 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively. Lower income tax expense for the six months ended June 30, 2023 was primarily attributable to tax on the gain on sale of our investment in Promon recorded during the six months ended June 30, 2022.
Liquidity and Capital Resources
At June 30, 2023, we had cash balances (total cash and cash equivalents) of $83.1 million. Our cash and cash equivalents balance includes U.S. treasury notes and bills, money market funds, and high quality commercial paper with maturities at acquisition of less than three months.
At December 31, 2022, we had cash balances of $96.2 million and short-term investments of $2.3 million.

The Company is party to lease agreements that require letters of credit to secure the obligations which totaled $0.9 million and $1.1 million at June 30, 2023 and December 31, 2022, respectively. Additionally, the Company maintained a cash guarantee with a payroll vendor in the amount of $0.1 million at both June 30, 2023 and December 31, 2022. The restricted cash related to the letters of credit and the payroll vendor cash guarantee is recorded in "Restricted cash" on the condensed consolidated balance sheets.
As of June 30, 2023, we held $43.2 million of cash and cash equivalents in subsidiaries outside of the United States. Of that amount, $42.6 million is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.
We believe that our financial resources are adequate to meet our operating needs over the next twelve months.
Our cash flows are as follows:

	Six Months Ended June 30,
	2023	2022
(In thousands)
Cash provided by (used in):
Operating activities	$(6,390)	$(11,284)
Investing activities	(5,975)	32,560
Financing activities	(1,546)	(6,443)
Effect of foreign exchange rate changes on cash and cash equivalents	624	(631)
Operating Activities
Cash used in operating activities primarily consists of net income (loss), as adjusted for non-cash items, and changes in operating assets and liabilities. Non-cash adjustments consist primarily of amortization of intangible assets, deferred taxes, depreciation of property and equipment, and stock-based compensation. We expect cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections and payment of expenditures. Our primary uses of cash from operating activities have been for personnel and vendor costs. We expect cash outflows from operating activities to be affected by increases in personnel costs as we grow our business.
For the six months ended June 30, 2023, $6.4 million of cash was used in operating activities. This was driven by a decrease in our accounts receivable balance during the period, partially offset by a decrease in deferred revenue and an increase in inventories, net. For the six months ended June 30, 2022, $11.3 million of cash was used in operating activities.
Our working capital at June 30, 2023 was $62.6 million compared to $87.6 million at December 31, 2022. The decrease was driven by a lower accounts receivable balance and a lower deferred revenue balance, partially offset by a higher inventory balance. The decrease was also driven by a $26.1 million net loss for the six months ended June 30, 2023 which resulted primarily from increased investments in our sales, marketing and executive leadership functions as we continue to execute our multiyear transformation plan.
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
For the six months ended June 30, 2023, net cash used in in investing activities was $6.0 million, compared to net cash provided by investing activities of $32.6 million for the six months ended June 30, 2022. Cash used in investing activities consisted of additions to property and equipment, net, and the purchase of ProvenDB. Cash usage during the period was partially offset by the maturity of our entire short-term investments balance. For the six months ended June 30, 2022, net cash provided by investing activities consisted of the $18.9 million sale of our investment in Promon and maturities of short-term investments.

Financing Activities
The changes in cash flows from financing activities primarily relate to the purchases of common stock under our share repurchase program and tax payments for restricted stock issuances.
Cash of $1.5 million used in financing activities during the six months ended June 30, 2023 was attributable to tax payments for stock issuances. Cash of $6.4 million used in financing activities during the six months ended June 30, 2022 was attributable to repurchases of common stock and tax payments for stock issuances.

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
Annual Recurring Revenue

    We use annual recurring revenue, or ARR, as an approximate measure to monitor the growth of our recurring business. ARR represents the annualized value of the active portion of SaaS, term-based license, and maintenance and support contracts at the end of the reporting period. ARR is calculated as the approximate annualized value of our customer recurring contracts as of the measurement date. These include subscription, term-based license, and maintenance and support contracts and exclude one-time fees. For term-based license arrangements, the amount included in ARR is consistent with the amount that we invoice the customer annually for the term-based license transaction. A customer with a one-year term-based license contract will be invoiced for the total value of the contract at the beginning of the contractual term, while a customer with a multi-year term-based license contract will be invoiced for each annual period at the beginning of each year of the contract. For contracts that include annual values that increase over time because there are additional deliverables in subsequent periods, we include in ARR only the annualized value of components of the contract that are considered active as of the date of the ARR calculation. We do not include the future committed increases in the contract value as of the date of the ARR calculation.

We consider a contract to be active from when the product or service contractual term commences (the “start date”) until the right to use the product or service ends (the “expiration date”). Even if the contract with the customer is executed before the start date, the contract will not count toward ARR until the customer right to receive the benefit of the products or services has commenced.

To the extent that we are negotiating a renewal with a customer within 90 days after the expiration of a recurring contract, we continue to include that revenue in ARR if we are actively in discussions with the customer for a new recurring contract or renewal and the customer has not notified us of an intention not to renew. We exclude from the calculation of ARR renewal contracts that are more than 90 days after their expiration date, even if we are continuing to negotiate a renewal at that time.

    ARR is not calculated based on recognized or unearned revenue and there is no direct relationship between revenue recognized in accordance with ASC 606 and the Company’s ARR business metric. We believe ARR is a valuable operating measure to assess the health of our SaaS, term-based license, and maintenance and support contracts because it illustrates our customer recurring contracts as of the measurement date. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates, and does not include revenue from perpetual licenses, purchases of Digipass authenticators, training, professional services or other sources of revenue that are not deemed to be recurring in nature.

    ARR does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or replace these items. Investors should consider our ARR operating measure only in conjunction with our GAAP financial results.
At June 30, 2023, we reported ARR of $144.4 million, which was 8% higher than ARR of $134.3 million at June 30, 2022. Changes in foreign exchange rates during the six months ended June 30, 2023 as compared to the prior year negatively impacted ARR by approximately $1.9 million. ARR growth was primarily driven by an increase in subscription contracts, offset by foreign exchange rate impacts and the same factors that affected NRR, as discussed below.
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
We reported NRR of 106% and 116% at June 30, 2023 and 2022, respectively. Year-over-year, NRR was impacted by foreign exchange rate impacts, longer sales cycles, timing related to contract renewals, a small number of lost contracts in 2022, and our decision to discontinue certain product portfolio offerings.

    Adjusted EBITDA

    We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation, amortization, long-term incentive compensation, restructuring and other related charges, and certain non-recurring items, including acquisition related costs, rebranding costs, and non-routine shareholder matters. Adjusted EBITDA is a non-GAAP financial metric. We use Adjusted EBITDA as a simplified measure of performance for use in communicating our performance to investors and analysts and for comparisons to other companies within our industry. As a performance measure, we believe that Adjusted EBITDA presents a view of our operating results that is most closely related to serving our customers. By excluding interest, taxes, depreciation, amortization, long-term incentive compensation, impairment of intangible assets, restructuring costs, and certain other non-recurring items, we are able to evaluate performance without considering decisions that, in most cases, are not directly related to meeting our customers’ requirements and were either made in prior periods (e.g., depreciation, amortization, long-term incentive compensation, non-routine shareholder matters), deal with the structure or financing of the business (e.g., interest, one-time strategic action costs, restructuring costs, impairment charges) or reflect the application of regulations that are outside of the control of our management team (e.g., taxes). In addition, removing the impact of these items helps us compare our core business performance with that of our competitors.

The following table reconciles net income (loss) as reported on our condensed consolidated statements of operations to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net loss	$(17,751)	$(9,350)	$(26,107)	$(4,136)
Interest income, net	(585)	(35)	(1,088)	(18)
Provision for income taxes	601	472	1,290	1,645
Depreciation and amortization of intangible assets (1)	1,516	1,946	2,835	4,043
Long-term incentive compensation (2)	4,571	1,277	8,494	2,501
Restructuring and other related charges	5,846	2,688	6,552	5,347
Other non-recurring items (3)	1,974	1,462	2,559	(10,682)
Adjusted EBITDA	$(3,828)	$(1,540)	$(5,465)	$(1,300)

(1) Includes depreciation and amortization expense directly related to generating cloud subscription revenue of $0.1 million and $0.3 million for the three and six months ended June 30,2023, respectively, and $0 for the three and six months ended June 30, 2022. Costs are recorded in Cost of service and other revenue.
(2) Long-term incentive compensation includes immaterial expense for cash incentive grants awarded to employees located in jurisdictions where we do not issue stock-based compensation due to tax, regulatory or similar reasons.

The expense associated with these cash incentive grants was $0.1 million and less than $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.2 million and less than $0.1 million for the six months ended June 30, 2023 and 2022, respectively.
(3) For the three months ended June 30, 2023, other non-recurring items consist of $1.6 million of inventory impairment charges and $0.4 million of fees related to non-recurring projects.

For the three months ended June 30, 2022, other non-recurring items consist of outside services related to our strategic action plan.

For the six months ended June 30, 2023, other non-recurring items consist of $1.6 million of inventory impairment charges and $1.0 million of fees related to non-recurring projects and our acquisition of ProvenDB.

For the six months ended June 30, 2022, other non-recurring items include a $(14.8) million non-operating gain on sale of our investment in Promon and $4.2 million of outside services related to our strategic action plan.

Adjusted EBITDA for the three months ended June 30, 2023 was $(3.8) million compared to $(1.5) million for the three months ended June 30, 2022. Adjusted EBITDA for the six months ended June 30, 2023 was $(5.5) million compared to $(1.3) million for the six months ended June 30, 2022. The decrease for both periods was driven by higher operating expenses as we increased investments in our sales and marketing function to drive top line growth, as well as by higher compensation in our executive team due to 2022 executive hires, both in connection with our business transformation.

Year-over-year changes in foreign exchange rates favorably impacted Adjusted EBITDA by approximately $0.2 million for the three months ended June 30, 2023 and negatively impacted Adjusted EBITDA by approximately $0.9 million for the six months ended June 30, 2023.

Critical Accounting Policies
Our accounting policies are fully described in Note 1, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2022 and Note 2, Summary of Significant Accounting Policies, to our interim Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the period ended June 30, 2023. We believe our most critical accounting policies include revenue recognition, credit losses, and accounting for income taxes.
Item 3 - Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the three months ended June 30, 2023. For additional information, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our Form 10-K.
Item 4 - Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2023.
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
For further information regarding our legal proceedings and claims, see Note 15, Legal Proceedings and Contingencies, included in Part I, Item 1, Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q.
Item 1A – Risk Factors
There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023, except as set forth below.

Our planned cost reduction actions and our restructuring plan originally approved in December 2021 involve numerous risks and may not achieve the results we expect.

In May 2022, we announced our three-year Strategic Plan, which began on January 1, 2023. During the quarter ended June 30, 2023, we determined that it will take longer than originally expected to achieve the revenue growth levels contemplated by our Strategic Plan. It has been more time consuming than we projected to build our Digital Agreements sales pipeline, generate demand for our Digital Agreements solutions through marketing efforts, and improve our sales force productivity levels. A number of factors have contributed to the challenges achieving the originally planned growth levels on the timeframes set forth in the Strategic Plan, including: macroeconomic uncertainties, which have resulted in longer sales cycles and greater price sensitivity on the part of customers; increasing maturity and competitiveness in the market for e-signature solutions; and higher pricing aggressiveness from competitors in recent months.

As a result of the additional insights we have gained into our business transformation process, our Board recently approved cost reduction Actions to seek to drive higher levels of adjusted EBITDA while maintaining our long-term growth potential. The Actions are expected to consist primarily of workforce related reductions, with a significantly smaller contribution from vendor contract termination and rationalization actions. Further information about the Actions, including associated expected restructuring charges, can be found in “Management’s Discussion and Analysis”. The Actions and our previously adopted restructuring plan may yield unintended consequences and costs, such as: higher than anticipated restructuring charges; disruption to our operations; litigation and regulatory actions; reduced employee morale, attrition of valued employees, and adverse effects on our reputation as an employer; loss of institutional know-how; slower customer service response times; and reduced ability to complete or undertake new product development projects and other business, product, technical, compliance or risk mitigation initiatives. In addition, our ability to complete the Actions and achieve the anticipated benefits from the Actions within the expected time frame or at all is subject to estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control, such that we may not succeed in achieving all or part of the intended benefits of the Actions.
Item 6 - Exhibits

Exhibit 4.1 - Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2023.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2023.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2023.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2023.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2023.

OneSpan Inc.

/s/ Matthew P. Moynahan
Matthew P. Moynahan
Chief Executive Officer
(Principal Executive Officer)

/s/ Jorge Martell
Jorge Martell
Chief Financial Officer
(Principal Financial Officer)

/s/ John Bosshart
John Bosshart
Chief Accounting Officer
(Principal Accounting Officer)