Form 10-Q
period 2023-09-30
OneSpan Inc.
filed 2023-11-08
CIK 1044777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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
1 Marina Park Drive, Unit 1410
Boston, Massachusetts 02210
(Address of Principal Executive Offices) (Zip Code)
(312) 766-4001
(Registrant’s telephone number, including area code)

121 West Wacker Drive, Suite 2050
Chicago, Illinois 60601
(Former name, former address and former fiscal year, if changed since last report)
_____________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	OSPN	Nasdaq
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer ,a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Emerging growth company	☐
		Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 39,887,336 shares of Common Stock, $0.001 par value per share, outstanding at November 3, 2023.

OneSpan Inc.
Form 10-Q
For the Quarter Ended September 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
OneSpan Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$68,496	$96,167
Restricted cash	788	1,208
Short-term investments	—	2,328
Accounts receivable, net of allowances of $1,663 in 2023 and $1,600 in 2022	38,667	65,132
Inventories, net	15,456	12,054
Prepaid expenses	7,319	6,222
Contract assets	4,960	4,520
Other current assets	10,377	10,757
Total current assets	146,063	198,387
Property and equipment, net	16,518	12,681
Operating lease right-of-use assets	4,377	8,022
Goodwill	91,369	90,514
Intangible assets, net of accumulated amortization	11,912	12,482
Deferred income taxes	1,843	1,901
Other assets	10,611	11,095
Total assets	$282,693	$335,082
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$16,538	$17,357
Deferred revenue	50,760	64,637
Accrued wages and payroll taxes	13,420	18,345
Short-term income taxes payable	2,184	2,438
Other accrued expenses	8,123	7,664
Deferred compensation	306	373
Total current liabilities	91,331	110,814
Long-term deferred revenue	4,569	6,269
Long-term lease liabilities	5,294	8,442
Long-term income taxes payable	—	2,565
Deferred income taxes	1,218	1,197
Other long-term liabilities	2,963	2,484
Total liabilities	105,375	131,771
Stockholders' equity
Preferred stock: 500 shares authorized, none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock: $0.001 par value per share, 75,000 shares authorized; 41,159 and 40,764 shares issued; 39,816 and 39,726 shares outstanding at September 30, 2023 and December 31, 2022, respectively	40	40
Additional paid-in capital	115,162	107,305
Treasury stock, at cost, 1,343 and 1,038 shares outstanding at September 30, 2023 and December 31, 2022, respectively	(21,749)	(18,222)
Retained earnings	98,498	128,738
Accumulated other comprehensive loss	(14,633)	(14,550)
Total stockholders' equity	177,318	203,311
Total liabilities and stockholders' equity	$282,693	$335,082
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Product and license	$31,732	$31,280	$95,461	$89,496
Services and other	27,106	25,867	76,717	72,888
Total revenue	58,838	57,147	172,178	162,384

Cost of goods sold
Product and license	11,004	12,646	36,330	32,672
Services and other	7,165	6,070	21,599	19,097
Total cost of goods sold	18,169	18,716	57,929	51,769

Gross profit	40,669	38,431	114,249	110,615

Operating costs
Sales and marketing	16,664	15,265	56,388	45,193
Research and development	10,133	9,541	29,686	33,596
General and administrative	11,559	11,813	44,038	39,549
Restructuring and other related charges	6,524	6,481	13,076	11,828
Amortization of intangible assets	583	956	1,749	3,555
Total operating costs	45,463	44,056	144,937	133,721

Operating loss	(4,794)	(5,625)	(30,688)	(23,106)

Interest income, net	587	179	1,675	197
Other income (expense), net	353	(1,155)	342	13,817

Loss before income taxes	(3,854)	(6,601)	(28,671)	(9,092)
Provision for income taxes	279	600	1,569	2,245

Net loss	$(4,133)	$(7,201)	$(30,240)	$(11,337)

Net loss per share
Basic	$(0.10)	$(0.18)	$(0.75)	$(0.28)
Diluted	$(0.10)	$(0.18)	$(0.75)	$(0.28)

Weighted average common shares outstanding
Basic	40,454	39,723	40,529	39,801
Diluted	40,454	39,723	40,529	39,801
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(4,133)	$(7,201)	$(30,240)	$(11,337)
Other comprehensive loss
Cumulative translation adjustment, net of tax	(2,647)	(4,786)	93	(12,121)
Pension adjustment, net of tax	(61)	(21)	(182)	(68)
Unrealized gains (loss) on available-for-sale securities	(2)	59	6	(30)
Comprehensive loss	$(6,843)	$(11,949)	$(30,323)	$(23,556)
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)
For the Nine Months Ended September 30, 2023:

Description	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	39,726	$40	1,038	$(18,222)	$107,305	$128,738		$(14,550)	$203,311
Net loss	—	—	—	—	—	(8,356)		—	(8,356)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—		1,715	1,715
Share-based compensation	—	—	—	—	3,812	—		—	3,812
Vesting of restricted stock awards	329	—	—	—	—	—		—	—
Tax payments for stock issuances	(105)	—	—	—	(1,098)	—		—	(1,098)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—		7	7
Pension adjustment, net of tax	—	—	—	—	—	—		(60)	(60)
Balance at March 31, 2023	39,950	$40	1,038	$(18,222)	$110,019	$120,382		$(12,888)	$199,331
Net loss	—	—	—	—	—	(17,751)		—	(17,751)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—		1,025	1,025
Share-based compensation	—	—	—	—	4,503	—		—	4,503
Vesting of restricted stock awards	44	—	—	—	—	—		—	—
Tax payments for stock issuances	(15)	—	—	—	(449)	—		—	(449)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—		1	1
Pension adjustment, net of tax	—	—	—	—	—	—		(61)	(61)
Balance at June 30, 2023	39,979	$40	1,038	$(18,222)	$114,073	$102,631		$(11,923)	$186,599
Net loss	—	—	—	—	—	(4,133)		—	(4,133)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—		(2,647)	(2,647)
Share-based compensation	—	—	—	—	1,878	—		—	1,878
Vesting of restricted stock awards	226	—	—	—	—	—		—	—
Tax payments for stock issuances	(84)	—	—	—	(789)	—		—	(789)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—		(2)	(2)
Share repurchases	(305)	—	305	(3,527)	—	—		—	(3,527)
Pension adjustment, net of tax	—	—	—	—	—	—		(61)	(61)
Balance at September 30, 2023	39,816	$40	1,343	$(21,749)	$115,162	$98,498	0	$(14,633)	$177,318

For the Nine Months Ended September 30, 2022:

Description	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	40,001	$40	592	(12,501)	$100,250	$143,173	$(11,182)	$219,780
Net income	—	—	—	—	—	5,214	—	5,214
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(2,020)	(2,020)
Share-based compensation	—	—	—	—	1,360	—	—	1,360
Vesting of restricted stock awards	34	—	—	—	—	—	—	—
Tax payments for stock issuances	(14)	—	—	—	(635)	—	—	(635)
Unrealized gain (loss) on available-for-sale-securities	—	—	—	—	—	—	(79)	(79)
Pension adjustment, net of tax	—	—	—	—	—	—	(25)	(25)
Balance at March 31, 2022	40,021	$40	592	$(12,501)	$100,975	$148,387	$(13,306)	$223,595
Net loss	—	—	—	—	—	(9,350)	—	(9,350)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(5,315)	(5,315)
Share-based compensation	28	—	—	—	1,253	—	—	1,253
Vesting of restricted stock awards	(6)	—	—	—	(88)	—	—	(88)
Tax payments for stock issuances	(446)	—	446	(5,721)	—	—	—	(5,721)
Unrealized gain (loss) on available-for-sale-securities	—	—	—	—	—	—	(10)	(10)
Pension adjustment, net of tax	—	—	—	—	—	—	(22)	(22)
Balance at June 30, 2022	39,597	$40	1,038	$(18,222)	$102,140	$139,037	$(18,653)	$204,342
Net loss	—	—	—	—	—	(7,201)	—	(7,201)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(4,786)	(4,786)
Vesting of restricted stock awards	101	—	—	—	2,884	—	—	2,884
Tax payments for stock issuances	(36)	—	—	—	(355)	—	—	(355)
Unrealized gain (loss) on available-for-sale-securities	—	—	—	—	—	—	59	59
Pension adjustment, net of tax	—	—	—	—	—	—	(21)	(21)
Balance at September 30, 2022	39,662	$40	1,038	$(18,222)	$104,669	$131,836	$(23,401)	$194,922

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(30,240)	$(11,337)
Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation and amortization of intangible assets	4,524	5,691
Loss on disposal of asset	72	—
Impairment of intangible assets	—	3,828
Impairments of property and equipment, net	2,640	—
Impairments of inventories, net	1,568	—
Gain on sale of equity-method investment	—	(14,810)
Deferred tax benefit	44	683
Stock-based compensation	10,192	5,497
Changes in operating assets and liabilities:
Accounts receivable and allowance for doubtful accounts	26,396	10,437
Inventories, net	(5,277)	(540)
Contract assets	(542)	(232)
Accounts payable	(834)	2,236
Income taxes payable	(2,826)	(1,450)
Accrued expenses	(4,620)	(1,342)
Deferred compensation	(67)	(532)
Deferred revenue	(15,425)	(10,838)
Other assets and liabilities	557	(970)
Net cash used in operating activities	(13,838)	(13,679)

Cash flows from investing activities:
Purchase of short-term investments	—	(15,812)
Maturities of short-term investments	2,330	39,050
Additions to property and equipment	(9,035)	(2,547)
Additions to intangible assets	(31)	(17)
Cash paid for acquisition of business	(1,800)	—
Sale of equity-method investment	—	18,874
Net cash (used in) provided by investing activities	(8,536)	39,548

Cash flows from financing activities:
Tax payments for restricted stock issuances	(2,335)	(1,078)
Repurchase of common stock	(3,527)	(5,721)
Net cash used in financing activities	(5,862)	(6,799)

Effect of exchange rate changes on cash	145	(616)

Net (decrease) increase in cash	(28,091)	18,454
Cash, cash equivalents, and restricted cash, beginning of period	97,375	64,228
Cash, cash equivalents, and restricted cash, end of period	$69,284	$82,682

See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “OneSpan,” “Company,” “we,” “our,” and “us,” refer to OneSpan Inc. and its subsidiaries.

Note 1 – Description of the Company and Basis of Presentation

Description of the Company
OneSpan helps organizations accelerate digital transformations by enabling secure, compliant, and easy customer agreements and transaction experiences. The Company is a global leader in providing high-assurance identity and authentication security as well as enterprise-grade electronic signature (e-signature) solutions for use cases ranging from simple transactions to workflows that are complex or require higher levels of security. The Company’s solutions help its clients ensure the integrity of the people and records associated with digital agreements, transactions, and interactions in industries including banking, financial services, healthcare, and professional services. The Company offers a portfolio of products and services across identity verification, authentication, virtual interactions and transactions, and secure digital storage. OneSpan has operations in Austria, Australia, Belgium, Canada, China, France, Japan, The Netherlands, Singapore, Switzerland, the United Arab Emirates, the United Kingdom (U.K.), and the United States (U.S.)
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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

During the three months ended March 31, 2023, and as a result of the ongoing strategic transformation, the Company refined its allocation methodology to better align internal and external costs more directly to where the employee efforts and company resources are being spent on each segment. While the Company's consolidated results will not be impacted, the Company has recast its segment information for the three and nine months ended September 30, 2022 for comparable presentation.

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
Foreign Currency Translation and Transactions
The financial position and results of operations of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other (expense) income, net. Foreign exchange transaction losses aggregated $0.1 million and $0.5 million for the three and nine months ended September 30, 2023, respectively. Foreign exchange transaction losses aggregated $1.3 million and $2.6 million for the three and nine months ended September 30, 2022, respectively.
Note 2 – Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
Restricted Cash
The Company is party to lease agreements that require letters of credit to secure the obligations which totaled $0.7 million and $1.1 million at September 30, 2023 and December 31, 2022, respectively. Additionally, the Company maintained a cash guarantee with a payroll vendor in the amount of $0.1 million at both September 30, 2023 and December 31, 2022. The restricted cash related to the letters of credit and the payroll vendor cash guarantee is recorded in "Restricted cash" on the condensed consolidated balance sheets.
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

Effective with the three months ended September 30, 2022, the Company began allocating amortization of intangible assets expense to operating income (loss) for each of its reportable operating segments in order to better align the expense with the operations of each segment. The Company has updated segment operating income (loss) for the three and nine months ended September 30, 2022 to reflect the change in presentation. The allocation change had no impact on the Company's condensed consolidated financial statements.
The tables below set forth information about the Company’s reportable operating segments for the three and nine months ended September 30, 2023 and 2022, along with the items necessary to reconcile the segment information to the totals reported in the accompanying condensed consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	2023	2022
Digital Agreements
Revenue	$13,012	$12,200	$36,426	$35,955
Gross profit	$9,808	$9,736	$26,839	$27,669
Gross margin	75%	80%	74%	77%
Operating income (loss) (1)	$(4,666)	$2,160	$(17,820)	$2,823

Security Solutions
Revenue	$45,826	$44,947	$135,752	$126,429
Gross profit	$30,861	$28,695	$87,410	$82,946
Gross margin	67%	64%	64%	66%
Operating income (2)	$15,673	$5,711	$39,827	$21,399

Total Company:
Revenue	$58,838	$57,147	$172,178	$162,384
Gross profit	$40,669	$38,431	$114,249	$110,615
Gross margin	69%	67%	66%	68%

Statements of Operations reconciliation:
Segment operating income	$11,007	$7,871	$22,007	$24,222
Corporate operating expenses not allocated at the segment level	15,801	13,496	52,695	47,328
Operating loss	$(4,794)	$(5,625)	$(30,688)	$(23,106)
Interest income, net	587	179	1,675	197
Other income (expense), net	353	(1,155)	342	13,817
Loss before income taxes	$(3,854)	$(6,601)	$(28,671)	$(9,092)

(1) Digital Agreements operating income includes $0.6 million of amortization of intangible assets expense for the three months ended both September 30, 2023 and 2022 and $1.7 million of amortization of intangible assets expense for the nine months ended both September 30, 2023 and 2022.
(2) Security Solutions operating income includes $0 and $0.4 million of amortization of intangible assets expense for the three months ended September 30, 2023 and 2022, respectively, and $0 and $1.8 million of amortization of intangible assets expense for the nine months ended September 30, 2023 and 2022, respectively.
The following tables illustrate the disaggregation of revenues by category and services, including a reconciliation of the disaggregated revenues to revenues from the Company’s two reportable operating segments for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023		2022
	Digital Agreements	Security Solutions	Digital Agreements	Security Solutions
(In thousands)
Subscription	$11,807	$14,378	$10,321	$11,941
Maintenance and support	995	11,276	1,693	11,158
Professional services and other (1)	210	1,333	186	2,034
Hardware products	—	18,839	—	19,814
Total Revenue	$13,012	$45,826	$12,200	$44,947

	Nine Months Ended September 30,
	2023		2022
	Digital Agreements	Security Solutions	Digital Agreements	Security Solutions
(In thousands)
Subscription	$32,641	$46,485	$30,728	$34,632
Maintenance and support	3,121	31,914	4,453	32,522
Professional services and other (1)	664	4,002	774	5,327
Hardware products	—	53,351	—	53,948
Total Revenue	$36,426	$135,752	$35,955	$126,429
(1) Professional services and other includes perpetual software licenses revenue, which was less than 2% of total revenue for the three and nine months ended September 30, 2023, respectively, and less than 3% of total revenue for the three and nine months ended September 30, 2022, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(In thousands)
Subscription	$26,185	$22,262	$79,126	$65,360
Maintenance and support	12,271	12,851	35,035	36,975
Professional services and other (1)	1,543	2,220	4,666	6,101
Hardware products	18,839	19,814	53,351	53,948
Total Revenue	$58,838	$57,147	$172,178	$162,384
(1) Professional services and other includes perpetual software licenses revenue, which was less than 2% of total revenue for the three and nine months ended September 30, 2023, respectively, and less than 3% of total revenue for the three and nine months ended September 30, 2022, respectively.
Revenue by location of customer for the Three and Nine Months Ended September 30, 2023 and 2022
We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes North, Central, and South America; and 3) Asia Pacific (APAC), which includes Australia, New Zealand, and India. The breakdown of revenue in each of our major geographic areas was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(In thousands, except percentages)
Revenue
EMEA	$26,233	$25,999	$80,592	$74,396
Americas	19,999	20,394	58,828	56,972
APAC	12,606	10,754	32,758	31,016
Total revenue	$58,838	$57,147	$172,178	$162,384

% of Total Revenue
EMEA	45%	45%	47%	46%
Americas	34%	36%	34%	35%
APAC	21%	19%	19%	19%
Timing of revenue recognition

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Products and Licenses transferred at a point in time	$31,732	$31,280	$95,461	$89,496
Services transferred over time	27,106	25,867	76,717	72,888
Total Revenue	$58,838	$57,147	$172,178	$162,384

Contract balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(In thousands)	2023	2022
Receivables, inclusive of trade and unbilled	$38,667	$65,132
Contract Assets (current and non-current)	$5,096	$4,642
Contract Liabilities (Deferred Revenue current and non-current)	$55,329	$70,906
Contract assets relate primarily to multi-year term license arrangements and the remaining contractual billings. These contract assets are transferred to receivables when the right to bill occurs over a 2- to 5-year period. The contract liabilities primarily relate to the advance consideration received from customers for subscription and maintenance services. Revenue is recognized for these services over time.
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
Revenue recognized during the nine months ended September 30, 2023 included $52.6 million that was included on the December 31, 2022 consolidated balance sheet in contract liabilities. Deferred revenue decreased in the same period due to timing of annual renewals.
Transaction price allocated to the remaining performance obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of the period. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2023:

(In thousands)	2023	2024	2025	Beyond 2025	Total
Future revenue related to current unsatisfied performance obligations	$12,040	$30,733	$16,271	$10,340	$69,384
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

The following tables provide information related to the capitalized costs and amortization recognized in the current and prior period:

(In thousands)	September 30, 2023	December 31, 2022
Capitalized costs to obtain contracts, current	$3,284	$2,929
Capitalized costs to obtain contracts, non-current	$10,322	$10,571

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Amortization of capitalized costs to obtain contracts	$801	$641	$2,286	$1,731
Impairments of capitalized costs to obtain contracts	$—	$—	$—	$—
Note 5 – Inventories, net
Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method.
Inventories, net consist of the following:

	September 30, 2023	December 31, 2022
(In thousands)
Component parts (1)	$8,890	$6,762
Work-in-process and finished goods	6,566	5,292
Total	$15,456	$12,054
(1) In conjunction with the Company's decision to discontinue investments in its Digipass CX product (see Note 16, Restructuring and Other Related Charges), non-cash impairment charges of $1.6 million for component parts, net, were recorded in "Cost of goods sold, Product and license" on the condensed consolidated statements of operations during the quarter ended June 30, 2023.
Note 6 – Goodwill
The following table presents the changes in goodwill during the nine months ended September 30, 2023:

	Digital Agreements	Security Solutions	Total
(In thousands)
Net balance at December 31, 2022	$19,732	$70,782	$90,514
Foreign currency exchange rate effect	56	199	255
Acquisition during the period (1)	$600	$—	$600
Net balance at September 30, 2023	$20,388	$70,981	$91,369
(1) Represents goodwill recorded in conjunction with the acquisition of substantially all the assets of the ProvenDB business of Southbank Software Pty Ltd. during the three months ended March 31, 2023. See Note 17, Business Acquisitions, for additional information.
No impairment of goodwill was recorded during the nine months ended September 30, 2023 and 2022.

Note 7 – Intangible Assets
Intangible assets as of September 30, 2023 and December 31, 2022 consist of the following:

		As of September 30, 2023		As of December 31, 2022
(In thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	3 to 7	$43,293	$42,024	$42,022	$41,894
Customer relationships	5 to 12	34,451	25,076	34,386	23,323
Patents, trademarks, and other	10 to 20	13,543	12,275	13,518	12,227
Total		$91,287	$79,375	$89,926	$77,444
Total amortization expense was $0.7 million and $2.0 million for the three and nine months ended September 30, 2023, respectively, compared to $1.0 million and $3.6 million for the three and nine months ended September 30, 2022, respectively. Amortization expense includes cost of sales amortization expense directly related to delivering cloud subscription revenue of $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively, and $0 for the three and nine months ended September 30, 2022. Costs are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
Certain intangible assets are denominated in functional currencies besides the U.S. dollar and are subject to currency fluctuations.
During the nine months ended September 30, 2022, the Company performed an impairment review of the customer relationships intangible assets obtained in its 2018 acquisition of Dealflo Limited (“Dealflo”). The impairment review was triggered by the Company’s July 2022 notification to customers regarding its intent to gradually sunset its Dealflo solution in the months leading up to December 31, 2023. As a result, substantially all Dealflo solution customer contracts will terminate on or before December 31, 2023. The results of the impairment review indicated that the carrying value of the Dealflo customer relationships exceeded the fair value, and the Company recorded a $3.8 million impairment charge on the entire remaining value of the asset during the three months ended September 30, 2022. The charge is included in “Impairment of intangible assets” on the condensed consolidated statements of operations.
There was no additional impairment of intangible assets recorded during the nine months ended September 30, 2023 and 2022.
Note 8 – Property and Equipment, net
The following table presents the major classes of property and equipment, net, as of September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
Office equipment and software	$7,981	$14,451
Leasehold improvements	6,827	9,927
Furniture and fixtures	3,295	4,260
Capitalized software	10,565	4,007
Total	28,668	32,645
Accumulated depreciation	(12,150)	(19,964)
Property and equipment, net	$16,518	$12,681
Total depreciation expense was $1.0 million and $2.5 million for the three and nine months ended September 30, 2023, respectively, compared to $0.7 million and $2.1 million for the three and nine months ended September 30, 2022, respectively. Depreciation expense includes cost of sales depreciation expense directly related to delivering cloud subscription revenue of $0.4 million for the three and nine months ended September 30, 2023, respectively, and $0 for the three and nine months ended September 30, 2022. Costs are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.

As part of the Company's decision to discontinue investments in its Digipass CX product (see Note 16, Restructuring and Other Related Charges), non-cash impairment charges of $1.4 million for capitalized software were recorded in "Restructuring and other related charges" on the condensed consolidated statements of operations during the three months ended June 30, 2023.
In conjunction with the Company's Chicago office lease abandonment (see Note 16, Restructuring and Other Related Charges), non-cash impairment charges of $0.6 million for leasehold improvements and $0.1 million for office equipment and software were recorded in "Restructuring and other related charges" on the condensed consolidated statements of operations during the three months ended June 30, 2023
Due to the Company's Brussels office lease termination (see Note 16, Restructuring and Other Related Charges), a non-cash impairment charge of $0.6 million for leasehold improvements was recorded in "Restructuring and other related charges" on the condensed consolidated statements of operations during the three months ended September 30, 2023.
Note 9 – Fair Value Measurements
The following tables summarize the Company’s financial assets by level in the fair value hierarchy, which are measured at fair value on a recurring basis, as of September 30, 2023 and December 31, 2022:

	Fair Value Measurement at Reporting Date Using
(In thousands)	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Bills	$8,980	—	$8,980	—
Money Market Funds	$18,245	18,245	$—	—

	Fair Value Measurement at Reporting Date Using
(In thousands)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$28,388	28,388	$—	—
Commercial Paper	$6,743	—	$6,743	—
Corporate Notes / Bonds	$2,328	—	$2,328	—
The Company classifies its investments in debt securities as available-for-sale. The Company reviews available-for-sale debt securities for impairments related to losses and other factors each quarter. The unrealized gains and losses on the available-for-sale debt securities were not material as of September 30, 2023 and December 31, 2022. Also, the Company did not have any financial liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.
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

Note 10 – Allowance for Credit Losses
The changes in the allowance for credit losses during the nine months ended September 30, 2023 were as follows:

(In thousands)
Balance at December 31, 2022	$1,600
Provision	418
Write-offs	(355)
Balance at September 30, 2023	$1,663
During the nine months ended September 30, 2023, the Company wrote off $0.4 million of accounts receivable that were fully reserved for and no longer deemed collectible.
Note 11 – Leases
Operating lease cost details for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
(In thousands)
Building rent	$369	$509	$1,370	$1,605
Automobile rentals	270	295	836	876
Total net operating lease costs	$639	$804	$2,206	$2,481
At September 30, 2023, the Company’s weighted average remaining lease term for its operating leases is 4.5 years, and the weighted average discount rate for its operating leases is 5%.
During the nine months ended September 30, 2023, there were $2.2 million of operating cash payments for lease liabilities, and $0.6 million of right-of use assets obtained in exchange for new lease liabilities.
As part of its multiyear restructuring plan (see Note 16, Restructuring and Other Related Charges), the Company vacated its Chicago office space and abandoned the underlying leases during June 2023. The Company accrued a $1.4 million early lease termination fee, which is reflected on the condensed consolidated statements of operations for the nine months ended September 30, 2023 in "Restructuring and other related charges". The underlying lease right-of-use asset and lease liability for the Chicago leased office space were written off, and a $0.3 million gain related to rent concessions and tenant improvement allowances was recorded on the condensed consolidated statements of operations for the nine months ended September 30, 2023 in "Restructuring and other related charges".
In September 2023, the Company vacated its Brussels office and terminated the lease as of September 30, 2023. The Company accrued a $0.3 million early lease termination fee, which is reflected on the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 in "Restructuring and other related charges". The underlying lease right-of-use asset and lease liability for the Brussels leased office space were written off, and a $0.6 million loss related to rent concessions and tenant improvement allowances was recorded on the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 in "Restructuring and other related charges".

Maturities of the Company’s operating leases as of September 30, 2023 are as follows:

As of September 30, 2023
(In thousands)
2023	$608
2024	2,099
2025	1,227
2026	1,136
2027	956
Later years	1,266
Less imputed interest	(742)
Total lease liabilities	$6,550
Note 12 – Income Taxes
The Company’s estimated annual effective tax rate for 2023 before discrete items and excluding entities with a valuation allowance is expected to be approximately 25%. The Company’s global effective tax rate is higher than the U.S. statutory tax rate of 21% primarily due to foreign tax rate differences and nondeductible expenses. The ultimate tax expense will depend on the mix of earnings in various jurisdictions. Income taxes, net of refunds, of $4.4 million were paid during the nine months ended September 30, 2023. Income taxes, net of refunds, of $1.7 million were paid during the nine months ended September 30, 2022.
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
At December 31, 2022, the Company had deferred tax assets of $46.8 million resulting from U.S., foreign and state NOL carryforwards of $125.7 million, and other foreign deductible carryforwards of $124.2 million. At December 31, 2022, the Company had a valuation allowance of $37.7 million against deferred tax assets related to certain carryforwards.
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
The Company awarded 0.9 million restricted stock units during the nine months ended September 30, 2023, subject to time-based vesting. The fair value of the unissued time-based restricted stock unit grants was $11.9 million at the dates of grant and the grants are being amortized over the vesting periods of one to three years.

The Company awarded restricted stock units subject to the achievement of service and future performance criteria during the nine months ended September 30, 2023, which allow for up to 0.8 million shares to be earned if the performance criteria are achieved at the target level. The fair value of these awards was $11.9 million at the dates of grant and the awards are being amortized over the requisite service period of one to three years. The Company currently believes that approximately 12% of these shares are expected to be earned.
During the nine months ended September 30, 2023 and 2022, stock-based compensation and other long-term incentive plan compensation accruals were reversed for employees who were terminated. The reversal of the accrued long-term incentive plan compensation for the terminated employees largely offset the expense for the period.
The following table presents stock-based compensation expense and other long-term incentive plan compensation expense for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(In thousands)
Stock-based compensation	$1,878	$2,884	$10,192	$5,497
Other long-term incentive plan compensation (1)	55	230	234	118
Total compensation	$1,933	$3,114	$10,426	$5,615
(1) Long-term incentive compensation includes immaterial expense for cash incentive grants awarded to employees located in jurisdictions where we do not issue stock-based compensation due to tax, regulatory or similar reasons. The expense associated with these cash incentive grants was $0.1 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively.
Note 14 – Earnings per Share
Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive. Because the Company was in a net loss position for the three and nine months ended September 30, 2023 and 2022, diluted net loss per share for the period excludes the effects of common stock equivalents, which are anti-dilutive.
The details of the earnings per share calculations for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net loss	$(4,133)	$(7,201)	$(30,240)	$(11,337)
Weighted average common shares outstanding:
Basic	40,454	39,723	40,529	39,801
Incremental shares with dilutive effect:
Restricted stock awards	—	—	—	—
Diluted	40,454	39,723	40,529	39,801

Net loss per share:
Basic	$(0.10)	$(0.18)	$(0.75)	$(0.28)
Diluted	$(0.10)	$(0.18)	$(0.75)	$(0.28)

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
The Company accrues loss contingencies when losses become probable and are reasonably estimable. As of September 30, 2023, the Company has recorded an accrual of $1.0 million for loss contingencies.
The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible, but not probable. As of September 30, 2023, the Company does not have any reasonably possible losses for which an estimate can be made. Although the Company intends to defend its legal matters vigorously, the ultimate outcome of these matters is uncertain. However, the Company does not expect the potential losses, if any, to have a material adverse impact on its operating results, cash flows, or financial condition.
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

In connection with the Plan, the Company recorded $6.5 million and $13.1 million in “Restructuring and other related charges” in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively, and $6.5 million and $11.8 million for the three and nine months ended September 30, 2022, respectively.
The main categories of charges are in the following areas:
•Employee costs – include severance, related benefits, and retention pay costs incurred as a result of eliminating positions in certain areas of the Company. For the three and nine months ended September 30, 2023, severance-related costs were $5.1 million and $8.2 million, respectively. In total, there were approximately 240 employees, across multiple functions, whose positions were made redundant. The $2.3 million current portion of the restructuring liability at September 30, 2023 is included in "Accrued wages and payroll taxes" in the condensed consolidated balance sheet and is expected to be paid within the next 12 months. The $0.5 million non-current portion is included in "Other long-term liabilities" in the condensed consolidated balance sheet and is expected to be paid within the next 24 months.
•Real estate rationalization costs – include costs to align the real estate footprint with the Company’s needs. The Company vacated its Chicago office space and abandoned the underlying leases during the three months ended June 30, 2023. During September 2023, the Company vacated its Brussels office and terminated the lease as of September 30, 2023. The Company accrued contract termination fees of $1.4 million and $0.3 million for the Chicago office and Brussels office, respectively. The $1.0 million current portion of the restructuring liability at September 30, 2023 is included in "Other accrued expenses" in the condensed consolidated balance sheet and is expected to be paid within the next 12 months. The $0.7 million non-current portion is included in "Long-term lease liabilities" in the condensed consolidated balance sheet and is expected to be paid within the next 18 months. In conjunction with the abandonment of the Chicago lease and termination of the Brussels lease, the underlying right-of-use assets and liabilities were written off and a $0.3 million gain and $0.6 million loss, respectively, were recorded related to rent concessions and tenant improvement allowances for restructuring. The Company also incurred $0.7 million and $0.6 million of non-cash impairment charges for fixed assets in its Chicago and Brussels leased office space, respectively (See Note 8, Property and Equipment, net).
•Product and services optimization costs – include costs to discontinue products and services that are no longer advancing the Company's operating model. In June 2023, the Company made the decision to discontinue investments in its Digipass CX product and incurred $1.4 million of non-cash impairment charges for capitalized software. The charges are recorded in "Restructuring and other related charges" on the condensed consolidated statements of operations for the nine months ended September 30, 2023 (See Note 8, Property and Equipment, net).
•Vendor rationalization costs – include costs for contractually committed services the Company is no longer utilizing. For the three and nine months ended September 30, 2023, these costs totaled $0.5 million and $0.7 million, respectively, and are included in "Restructuring and other related charges" on the condensed consolidated statements of operations for the nine months ended September 30, 2023.
The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the nine months ended September 30, 2023.

	Employee Costs	Real Estate Rationalization	Total
(In thousands)
Balance as of December 31, 2022	$3,596	$—	$3,596
Additions	8,077	1,690	9,767
Payments	(8,853)	—	(8,853)
Balance as of September 30, 2023	$2,820	$1,690	$4,510
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
As of September 30, 2023, the Company is still determining the purchase price allocation. A preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed is included in the table below. These estimates are subject to change and may result in an increase in goodwill with regard to our estimates of the acquired assets and assumed liabilities during the measurement period, which may extend up to one year from the acquisition date.
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
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of OneSpan for the periods ended September 30, 2023 and 2022 as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”).
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of applicable U.S. securities laws, including statements regarding the outcomes we expect from our strategic transformation plan and our cost reduction actions approved in August 2023, including the ability of those actions and our restructuring plan originally approved in December 2021 to allow us to accelerate adjusted EBITDA growth, enable us to return capital to stockholders, and drive value creation by growing revenue efficiently and profitably; estimates concerning the timing and amount of savings, adjusted EBITDA improvements, and/or restructuring charges that may result from the August 2023 cost reduction actions and our prior restructuring plan; our plans for managing our Digital Agreements and Security Solutions segments; our expectations regarding our use of technology acquired in our ProvenDB acquisition or other acquisitions we may complete in the future; expectations about trends in our cost of goods sold, gross margin, and sales and marketing, research and development, and general and administrative expenses; the impact of foreign currency rate fluctuations; expectations regarding sources and uses of cash; and our general expectations regarding our operational or financial performance in the future. Forward-looking statements may be identified by words such as "seek", "believe", "plan", "estimate", "anticipate", “expect", "intend", "continue", "outlook", "may", "will", "should", "could", "confident", or "might", and other similar expressions. These forward-looking statements involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Important factors that could materially affect our business and financial results include, but are not limited to: our ability to execute our strategic transformation plan and our planned cost reduction actions in the expected timeframe and to achieve the outcomes we expect from them; unintended costs and consequences of our cost reduction actions, including higher than anticipated restructuring charges, disruption to our operations, litigation or regulatory actions, reduced employee morale, attrition of valued employees, adverse effects on our reputation as an employer, loss of institutional know-how, slower customer service response times, and reduced ability to complete or undertake new product development projects and other business, product, technical, compliance or risk mitigation initiatives; our ability to attract new customers and retain and expand sales to existing customers; our ability to effectively develop and expand our sales and marketing capabilities; our ability to hire, train, and retain sales and other employees necessary to implement our strategic transformation plan; our ability to successfully develop and market new product offerings and product enhancements; the loss of one or more large customers; difficulties enhancing and maintaining our brand recognition; competition; lengthy sales cycles; departures of senior management or other key employees; changes in customer requirements; interruptions or delays in the performance of our products and solutions; real or perceived malfunctions or errors in our products; the potential effects of technological changes; economic recession, inflation, and political instability; our ability to effectively manage third party partnerships, acquisitions, divestitures, alliances, or joint ventures; security breaches or cyber-attacks; claims that we have infringed the intellectual property rights of others; litigation or regulatory actions; price competitive bidding; changing laws, government regulations or policies; pressures on price levels; component shortages; delays and disruption in global transportation and supply chains; reliance on third parties for certain products and data center services; impairment of goodwill or amortizable intangible assets causing a significant charge to earnings; actions of activist stockholders; and exposure to increased economic and operational uncertainties from operating a global business, as well as other factors described in the “Risk Factors” section of our most recent Annual Report on Form 10-K, as updated by the “Risk Factors” section of our Quarterly Report on Form 10-Q for the quarter ended June, 30, 2023. Our filings with the Securities and Exchange Commission (the “SEC”) and other important information can be found in the Investor Relations section of our website at investors.onespan.com. We do not have any intent, and disclaim any obligation, to update the forward-looking information to reflect events that occur, circumstances that exist or changes in our expectations after the date of this Form 10-Q, except as required by law.

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

In connection with the Strategic Plan, during the three months ended March 31, 2023, we changed our methodology for allocating expenses between the segments to better reflect the shift in employee time, effort, and costs toward supporting the growth of our Digital Agreements segment instead of our Security Solutions segment.

In June 2023, we determined that it will take longer than originally expected to achieve the revenue growth levels contemplated by our Strategic Plan. It has been more time-consuming than we projected to build our Digital Agreements sales pipeline, generate demand for our Digital Agreements solutions through marketing efforts, and improve our sales force productivity levels. A number of factors have contributed to the challenges achieving the originally planned growth levels on the timeframes set forth in the Strategic Plan, including: macroeconomic uncertainties, which have resulted in longer sales cycles and greater price sensitivity on the part of customers; increasing maturity and competitiveness in the market for e-signature solutions; and higher pricing aggressiveness from competitors.

As a result of the additional insights we have gained into our business transformation process, in August 2023, our Board of Directors (the "Board") approved cost reduction actions (the "2023 Actions") to seek to drive higher levels of adjusted EBITDA while maintaining our long-term growth potential. We intend to continue to pursue the overall strategy set forth in our original Strategic Plan while implementing adjustments to our operating model that are intended to achieve greater operational efficiency, drive higher levels of adjusted EBITDA, and strengthen OneSpan's ability to create value for our shareholders.

Our updated Strategic Plan, the 2023 Actions, and our restructuring plan originally adopted in December 2021 involve numerous risks and uncertainties. For additional details please see Item IA, Risk Factors, below and Part 1, Item 1A, Risk Factors in our Form 10-K.

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
Actions taken under the plan consist of the following:
•We have reduced headcount by eliminating approximately 240 redundant positions and incurred severance, related benefits, and retention pay costs.
•In June 2023, we vacated our Chicago leased office space and abandoned the underlying leases, and, in future periods, plan to further align our real estate footprint with the Company's operating needs. We recorded lease termination costs, non-cash impairment charges related to the vacated location's fixed assets, and a gain on the underlying right-of-use asset and liability write-off.
•In September 2023, we vacated our Brussels office space and terminated the lease. We recorded lease termination costs and a loss on the underlying right-of-use asset and liability write-off.
•In June 2023, the Company made the decision to discontinue investments in its Digipass CX product, which resulted in non-cash impairment charges for capitalized software and write-offs of inventories.

•We are evaluating our vendor spend and updating or eliminating service providers in instances where there are cost-saving opportunities and where redundancies exist. Vendor rationalization costs include costs for contractually committed services the Company is no longer utilizing.
We plan to incrementally take actions under the restructuring plan until December 31, 2025, when the plan terminates.
On August 3, 2023, our Board of Directors approved the 2023 Actions. We anticipate incurring restructuring charges in connection with the 2023 Actions, and expect that these charges will consist primarily of charges related to employee transition and severance payments, employee benefits and retention related payments, and share-based compensation, with a significantly smaller amount of charges relating to vendor contract termination and rationalization actions. We currently expect that we will incur restructuring charges of approximately $11 million to $12 million in employee transition and severance payments related to the 2023 Actions (excluding any retention-related payments to employees).

We expect to have completed approximately 85% of the workforce reductions that are planned as part of the 2023 Actions by the end of 2023, and that most of the remaining workforce reductions will occur over the course of 2024 as several Company projects are completed during the year. The vendor contract component of the 2023 Actions is planned for completion by the end of 2025.
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
Macroeconomic Conditions
During the first nine months of 2023, we continued to operate under uncertain market conditions, influenced by instability in certain parts of the banking sector, the inflationary cost environment, geopolitical instability, and general concerns about economic conditions. Our customers have increased scrutiny on spending decisions, which has resulted in longer sales cycles for both existing customer and new customer opportunities. For a complete discussion of the risks we encounter in our business, please refer to Item IA, Risk Factors, below and Part 1, Item 1A, Risk Factors, in our Form 10-K.
Recent Developments

We plan to announce in the next week following the filing of this Quarterly Report on Form 10-Q a modified “Dutch auction” tender offer for approximately $20 million of OneSpan common stock at a specified price range that is yet to be determined. The tender offer will be part of our stock repurchase program announced in May 2022, which is further discussed in Part II, Item 2 of this Quarterly Report on Form 10-Q.
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
Historically, operating expenses have been impacted by changes in foreign exchange rates. We estimate the change in currency rates during the three months ended September 30, 2023 compared to the comparable prior year period resulted in an increase in operating expenses of approximately $0.7 million. We estimate the change in currency rates during the nine months ended September 30, 2023 compared to the comparable prior year period resulted in an increase in operating expenses of approximately $0.1 million.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Long-term incentive plan compensation expense includes both stock-based incentives and an immaterial amount of cash-based incentives. During the three months ended September 30, 2023 and 2022, operating expenses included $1.9 million and $3.1 million, respectively, of expenses related to stock-based and long-term incentive plans. During the nine months ended September 30, 2023 and 2022, operating expenses included $10.4 million and $5.6 million, respectively, of expenses related to stock-based and long-term incentive plans.

Stock-based compensation expense for the three and nine months ended September 30, 2023 reflected our 2023 annual equity grant to executives and other employees who were hired in the second and third quarters of 2022, including the impact of an overall expansion of the equity incentive program that we put in place during 2022 for the long-term retention of our employees. The reversal in the three and nine months ended September 30, 2023 and 2022 of certain long-term incentive plan compensation accruals and unvested stock-based incentives for employees who were severed from the Company during that period was also a factor in the year-over-year increase in stock-based compensation expense.

Our operating expenses consist of:

•Sales and marketing. Sales and marketing expenses consist primarily of personnel costs, commissions and bonuses, trade shows, marketing programs and other marketing activities, travel, outside consulting costs, and long-term incentive compensation. We expect sales and marketing expenses to decrease in absolute dollars as we take the 2023 Actions described in "Business Transformation" above. However, our sales and marketing expenses may fluctuate as a percentage of total revenue.
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
•Restructuring and related charges. Restructuring and other related charges consist of employee costs which include severance and related benefits incurred from headcount reductions as part of our restructuring plan and the 2023 Actions; real estate rationalization costs incurred to optimize our real estate footprint which include lease contract termination costs, asset impairment charges, and lease right-of-use asset and lease liability write-off gains or losses; product and services optimization costs incurred to advance our operating model which include impairments of capitalized software assets no longer in use; and vendor rationalization costs for contractually committed services the Company is no longer utilizing. We plan to incrementally incur additional restructuring costs through December 31, 2025, when the restructuring plan terminates and the 2023 Actions are completed.
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

Impact of Currency Fluctuations
During the three months ended September 30, 2023 and 2022, respectively, we generated approximately 83% and 81% of our revenues and incurred approximately 61% and 66% of our operating expenses outside of the U.S. During the nine months ended September 30, 2023 and 2022, respectively, we generated approximately 82% and 83% of our revenues and incurred approximately 58% and 68% of our operating expenses outside of the U.S. As a result, changes in currency exchange rates, especially the Euro exchange rate and the Canadian Dollar exchange rate, can have a significant impact on our revenue and operating expenses.

While the majority of our revenue is generated outside of the U.S., a significant amount of our revenue earned during the nine months ended September 30, 2023 was denominated in U.S. Dollars. For the nine months ended September 30, 2023, approximately 52% of our revenue was denominated in U.S. Dollars, 43% was denominated in Euros and 5% was denominated in other currencies. For the nine months ended September 30, 2022, approximately 55% of our revenue was denominated in U.S. Dollars, 41% was denominated in Euros and 4% was denominated in other currencies.

In general, to minimize the net impact of currency fluctuations on operating income, we attempt to denominate an amount of billings in a currency such that it would provide a natural hedge against the operating expenses being incurred in that currency. We expect that changes in currency rates may impact our future results if we are unable to match amounts of revenue with our operating expenses in the same currency. If the amount of our revenue in Europe denominated in Euros continues as it is now or declines, we may not be able to balance fully the exposures of currency exchange rates on revenue and operating expenses.

The financial position and the results of operations of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland, Singapore and Canada, are measured using the local currency as the functional currency. The functional currency for our subsidiaries in Switzerland, Singapore and Canada is the U.S. Dollar. Accordingly, assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates generated comprehensive loss of $2.6 million and comprehensive gain of $0.1 million during the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2022, translation adjustments arising from differences in exchange rates generated comprehensive loss of $4.8 million and $12.1 million, respectively.

Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other (expense) income, net. Losses resulting from foreign currency transactions were $0.1 million and $0.5 million for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2022, losses resulting from foreign currency transactions were $1.3 million and $2.6 million, respectively.

Results of Operations
In conjunction with our strategic transformation plan, effective with the quarter ended June 30, 2022, we began reporting under the following two lines of business, which are our reportable operating segments: Digital Agreements and Security Solutions.
The following table sets forth, for the periods indicated, selected segment and consolidated operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	2023	2022
Digital Agreements
Revenue	$13,012	$12,200	$36,426	$35,955
Gross profit	$9,808	$9,736	$26,839	$27,669
Gross margin	75%	80%	74%	77%
Operating (loss) income	$(4,666)	$2,160	$(17,820)	$2,823

Security Solutions
Revenue	$45,826	$44,947	$135,752	$126,429
Gross profit	$30,861	$28,695	$87,410	$82,946
Gross margin	67%	64%	64%	66%
Operating income	$15,673	$5,711	$39,827	$21,399

Total Company:
Revenue	$58,838	$57,147	$172,178	$162,384
Gross profit	$40,669	$38,431	$114,249	$110,615
Gross margin	69%	67%	66%	68%

Statements of Operations reconciliation:
Segment operating income	$11,007	$7,871	$22,007	$24,222
Corporate operating expenses not allocated at the segment level	15,801	13,496	52,695	47,328
Total Company operating loss	$(4,794)	$(5,625)	$(30,688)	$(23,106)
Revenue
Revenue by products and services allocated to the segments for the three and nine months ended September 30, 2023, and 2022 is as follows:

	Three Months Ended September 30,
	2023		2022
	Digital Agreements	Security Solutions	Digital Agreements	Security Solutions
(In thousands)
Subscription	$11,807	$14,378	$10,321	$11,941
Maintenance and support	995	11,276	1,693	11,158
Professional services and other (1)	210	1,333	186	2,034
Hardware products	—	18,839	—	19,814
Total Revenue	$13,012	$45,826	$12,200	$44,947

	Nine Months Ended September 30,
	2023		2022
	Digital Agreements	Security Solutions	Digital Agreements	Security Solutions
(In thousands)
Subscription	$32,641	$46,485	$30,728	$34,632
Maintenance and support	3,121	31,914	4,453	32,522
Professional services and other (1)	664	4,002	774	5,327
Hardware products	—	53,351	—	53,948
Total Revenue	$36,426	$135,752	$35,955	$126,429
(1) Professional services and other includes perpetual software licenses revenue, which was less than 2% of total revenue for the three and nine months ended September 30, 2023, respectively, and less than 3% of total revenue for the three and nine months ended September 30, 2022, respectively.
Total revenue increased by $1.7 million, or 3%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Changes in foreign exchange rates as compared to the same period in 2022 favorably impacted revenue by approximately $1.9 million. For the nine months ended September 30, 2023, revenue increased by $9.8 million, or 6%, compared to the nine months ended September 30, 2022. Changes in foreign exchange rates as compared to the same period in 2022 favorably impacted revenue by approximately $1.0 million.
Additional information on our revenue by segment follows.
•Digital Agreements revenue increased $0.8 million, or 7%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. For the nine months ended September 30, 2023, Digital Agreements revenue increased $0.5 million, or 1%. The increase in Digital Agreements revenue for both periods was attributable to higher cloud subscription revenue from existing customer expansion, offset by contraction due to our strategy of sunsetting our on-premises e-signature product. Changes in foreign currency rates compared to the same periods in 2022 positively impacted Digital Agreements revenue by less than $0.1 million for the three months ended September 30, 2023 and negatively impacted Digital Agreements revenue by less than $0.1 million for the nine months ended September 30, 2023.
•Security Solutions revenue increased $0.9 million, or approximately 2%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in Security Solutions revenue was attributable to higher on-premises term subscription revenue from existing customer expansion, offset by lower perpetual license revenue and lower volumes of hardware sold. Changes in foreign exchange rates for the three months ended September 30, 2023 compared to the same period in 2022 favorably impacted Security Solutions revenue by $1.8 million. For the nine months ended September 30, 2023, Security Solutions revenue increased $9.3 million, or 7%, which was driven primarily by higher on-premises term subscription revenue, driven by existing customer expansion and, to a lesser extent, new customer revenue, partially offset by lower perpetual license revenue and lower volumes of hardware sold. Changes in foreign exchange rates for the nine months ended September 30, 2023 compared to the same period in 2022 favorably impacted Security Solutions revenue by $1.0 million.
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

Revenue by Geographic Regions: We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes sales in North, Central, and South America; and 3) Asia Pacific (APAC), which includes Australia, New Zealand, and India. The breakdown of revenue in each of our major geographic areas was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(In thousands, except percentages)
Revenue
EMEA	$26,233	$25,999	$80,592	$74,396
Americas	19,999	20,394	58,828	56,972
APAC	12,606	10,754	32,758	31,016
Total revenue	$58,838	$57,147	$172,178	$162,384

% of Total Revenue
EMEA	45%	45%	47%	46%
Americas	34%	36%	34%	35%
APAC	21%	19%	19%	19%
For the three months ended September 30, 2023, revenue generated in EMEA was $0.2 million, or 1%, higher than the same period in 2022, primarily due to an increase in on-premises term subscription revenue from existing customer expansion, partially offset by lower hardware revenue and perpetual software license revenue. For the nine months ended September 30, 2023, revenue generated in EMEA was $6.2 million, or 8%, higher than the same period in 2022 driven by an increase in on-premises term subscription revenue, partially offset by lower hardware revenue and perpetual software license revenue.
For the three months ended September 30, 2023, revenue generated in the Americas was $0.4 million, or 2%, lower than the three months ended September 30, 2022. The decrease was primarily driven by lower hardware revenue and, to a lesser extent, lower mobile authentication revenue, offset partially by an increase in Digital Agreements revenue. For the nine months ended September 30, 2023, revenue generated in the Americas was $1.9 million, or 3%, higher than the nine months ended September 30, 2022. The increase was primarily driven by growth in Security Solutions, including hardware, mobile, and cloud authentication, as well as mobile application security.
For the three months ended September 30, 2023, revenue generated in APAC was $1.9 million, or 17%, higher than the three months ended September 30, 2022. For the nine months ended September 30, 2023, revenue generated in APAC was $1.7 million, or 6%, higher than the nine months ended September 30, 2022. The increases for both periods were driven by higher customer purchase volumes of hardware products and a higher average selling price.

Cost of Goods Sold and Gross Margin
The following table presents cost of goods sold for our products and services for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(In thousands, except percentages)
Cost of goods sold
Product and license	$11,004	$12,646	$36,330	$32,672
Services and other	7,165	6,070	21,599	19,097
Total cost of goods sold	$18,169	$18,716	$57,929	$51,769

Gross profit	$40,669	$38,431	$114,249	$110,615

Gross margin
Product and license	65%	60%	62%	63%
Services and other	74%	77%	72%	74%
Total gross margin	69%	67%	66%	68%
The cost of product and license revenue decreased by $1.6 million, or 13%, and increased $3.7 million, or 11%, during the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022. The decrease in cost of goods sold for the three months ended September 30, 2023 was driven primarily by a decreased in hardware revenue, offset partially by an increase in license revenue. The increase for the nine months ended September 30, 2023, was primarily due to higher freight costs, higher third-party license costs, and $1.6 million of inventory impairments in conjunction with the discontinuation of investments in our Digipass CX product, which was recorded in June 2023.
The cost of services and other revenue increased by $1.1 million, or 18%, and $2.5 million, or 13%, during the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022. The increase in cost of services for the three months ended September 30, 2023 was largely due to a one-time credit from a cloud service provider in the prior year period, along higher cloud platform costs related to higher volume usage. The increase for the nine months ended September 30, 2023 include the same items as the three month period ended September 30, 2023, and higher amortization of our capitalized software costs.
Gross profit increased $2.2 million, or 6%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Gross profit margin was 69% for the three months ended September 30, 2023, compared to 67% for the three months ended September 30, 2022. Gross profit increased $3.6 million, or 3%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Gross profit margin was 66% for the nine months ended September 30, 2023, compared to 68% for the nine months ended September 30, 2022. The changes in profit margin for both the three and nine months ended September 30, 2023 was driven primarily by higher revenue and the changes in costs of revenues discussed above.
The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies, including the Euro. The impact of changes in currency rates are estimated to have had an unfavorable impact on overall cost of goods sold of less than $0.2 million for the three months ended September 30, 2023 and a favorable impact on overall cost of goods sold of less than $0.1 million for the nine months ended September 30, 2023. Had currency rates during the three months ended September 30, 2023 been equal to rates in the comparable period of 2022, the gross profit margin would have been less than 1 percentage point higher, driven by the favorable currency rate impact to revenue. Had currency rates during the nine months ended September 30, 2023 been equal to rates in the comparable period of 2022, the gross profit margin would have been less than 1 percentage point lower, driven by the unfavorable currency rate impact to revenue.

Additional information on our gross profit by segment follows.
•Digital Agreements gross profit increased $0.1 million, or 1%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, driven by higher overall revenue partially offset by a one-time credit from a cloud service provider in the prior year period. Digital Agreements gross margin for the three months ended September 30, 2023 was 75%, compared to 80% for the three months ended September 30, 2022. For the nine months ended September 30, 2023, Digital Agreements gross profit decreased $0.8 million, or 3%, compared to the comparable period in 2022. The decrease in gross profit was driven by our decision to sunset our on-premises e-signature software solution, along with the aforementioned one-time credit, offset partially by an increase in cloud subscription revenue. Digital Agreements gross margin for the nine months ended September 30, 2023 was 74%, compared to 77% for the nine months ended September 30, 2022.
•Security Solutions gross profit increased $2.2 million, or approximately 8%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, driven primarily by higher on-premises term subscription revenue and lower hardware cost of goods sold. Security Solutions gross margin for the three months ended September 30, 2023 was 67%, compared to 64% for the three months ended September 30, 2022. For the nine months ended September 30, 2023, Security Solutions gross profit increased $4.5 million, or 5%, compared to the comparable period in 2022. The increase in gross profit was driven by higher overall revenue, partially offset by inventory impairments related to the discontinuation of Digipass CX. Security Solutions gross margin for the nine months ended September 30, 2023 was 64%, compared to 66% for the nine months ended September 30, 2022. The decrease was driven by inventory impairments related to the discontinuation of Digipass CX and higher hardware costs.
Operating Expenses
Operating expenses increased by $1.4 million, or 3%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. For the three months ended September 30, 2023, changes in foreign exchange rates negatively impacted operating expenses by approximately $0.7 million as compared to the same period in 2022. Operating expenses increased by $11.2 million, or 8%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. For the nine months ended September 30, 2023, changes in foreign exchange rates unfavorably impacted operating expenses by approximately $0.1 million as compared to the same period in 2022.
The following table presents the breakout of operating expenses by category as of September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(In thousands)
Operating costs
Sales and marketing	$16,664	$15,265	$56,388	$45,193
Research and development	10,133	9,541	29,686	33,596
General and administrative	11,559	11,813	44,038	39,549
Restructuring and other related charges	6,524	6,481	13,076	11,828
Amortization of intangible assets	583	956	1,749	3,555
Total operating costs	$45,463	$44,056	$144,937	$133,721
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended September 30, 2023 increased by $1.4 million, or 9%, compared to the three months ended September 30, 2022. The increase was driven by higher employee compensation costs which included increases in commissions, salaries, and benefits resulting from higher headcount. Sales and marketing expenses for the nine months ended September 30, 2023 increased by $11.2 million, or 25%, compared to the nine months ended September 30, 2022. The increase was driven by higher expenses for sales-related activities, higher employee compensation costs, and an increase in travel-related expenses due to increased customer activity and in-person company meetings.

Average full-time sales, marketing, support, and operating employee headcount for the three and nine months ended September 30, 2023 was 336 and 357, respectively, compared to 331 and 346 for the three and nine months ended September 30, 2022, respectively. Average headcount was 2% and 3% higher for the three and nine months ended September 30, 2023, respectively, compared to the same period in 2022, however, additional headcount reduction occurred in September 2023 as a result of the restructuring actions.
Research and Development Expenses
Research and development expenses for the three months ended September 30, 2023 increased by $0.6 million, or 6%, compared to the three months ended September 30, 2022, driven primarily by higher outside services costs and personnel production costs. The overall increase was partially offset by the capitalization of expanded research and development costs of $1.1 million to enhance our transaction cloud platform and our Digital Agreements product offerings. Research and development expenses for the nine months ended September 30, 2023 decreased by $3.9 million, or 12%, compared to the nine months ended September 30, 2022. The decrease in expense was driven primarily by the capitalization of research and development costs of $6.6 million, partially offset by higher external contractor costs.
Average full-time research and development employee headcount for the three and nine months ended September 30, 2023 was 305 and 313, respectively, compared to 328 and 347 for the three and nine months ended September 30, 2022, respectively. Average headcount was 7% and 10% lower for the three and nine months ended September 30, 2023, respectively, compared to the same period in 2022.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2023 decreased by $0.3 million, or 2%, compared to the three months ended September 30, 2022. General and administrative expenses for the nine months ended September 30, 2023 increased by $4.5 million, or 11%, compared to the nine months ended September 30, 2022. The increase in expense for the nine months ended September 30, 2023 as compared to the prior year period was driven by higher long-term incentive plan expense and the expansion of our executive team. The increase in expense was partially offset by a decrease in consulting fees related to our strategic transformation plan incurred during the period compared to the nine months ended September 30, 2022.
Average full-time general and administrative employee headcount for the three and nine months ended September 30, 2023 was 136 and 144, respectively, compared to 139 and 138 for the three and nine months ended September 30, 2022, respectively. Average headcount was 2% lower and 4% higher for the three and nine months ended September 30, 2023, respectively, compared to the same period in 2022.
Restructuring and Other Related Charges
Restructuring and other related charges for the three months ended September 30, 2023 increased by less than $0.1 million, or 1%, compared to the three months ended September 30, 2022, driven by real estate rationalization costs and additional headcount reductions implemented during the three months ended September 30, 2023. Restructuring and other related charges for the nine months ended September 30, 2023 increased by $1.2 million, or 11%, compared to the nine months ended September 30, 2022. The increase was driven by real estate rationalization costs, product and services optimization costs, and vendor rationalization spend during the nine months ended September 30, 2023 in conjunction with our restructuring plan.
Amortization of Intangible Assets
Amortization of intangible assets expense for the three months ended September 30, 2023 decreased by $0.4 million, or 39%, compared to the three months ended September 30, 2022. Amortization of intangible assets expense for the nine months ended September 30, 2023 decreased by $1.8 million, or 51%, compared to the nine months ended September 30, 2022. The decrease in expense in both periods was driven by certain intangible assets acquired in prior years becoming fully amortized or impaired during 2022.

Segment Operating Income (Loss)
Information on our operating income (loss) by segment follows.
•Digital Agreements operating loss for the three and nine months ended September 30, 2023 was $4.7 million and $17.8 million, respectively, compared to operating income of $2.2 million and $2.8 million for the three and nine months ended September 30, 2022, respectively. The operating loss for the three and nine months ended September 30, 2023 was driven by higher sales and marketing expense which was driven by higher travel and entertainment costs, higher employee compensation costs, and additional headcount on our sales team.
•Security Solutions operating income for the three months ended September 30, 2023 was $15.7 million, which was a year-over-year increase of $10.0 million, or 174%, from the three months ended September 30, 2022. Operating income for the nine months ended September 30, 2023 was $39.8 million, which was a year-over-year increase of $18.4 million, or 86%, from the nine months ended September 30, 2022. The increase for both periods was driven by the change in expense allocations between the segments primarily impacting operating expenses, higher subscription revenue, lower research and development expense, and lower amortization as a result of the Dealflo intangible asset impairment of $3.8 million occurring in the three months ended September 30, 2022.
Interest income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(In thousands)
Interest income, net	$587	$179	$1,675	$197
Interest income, net was $0.6 million for the three months ended September 30, 2023 compared to interest income, net of $0.2 million for the three months ended September 30, 2022. Interest income, net was $1.7 million for the nine months ended September 30, 2023 compared to interest income, net of $0.2 million for the nine months ended September 30, 2022. The increase in interest income is related to higher interest rates benefiting our invested excess cash.
Other Income (Expense), net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(In thousands)
Other income (expense), net	$353	$(1,155)	$342	$13,817
Other income (expense), net primarily includes subsidies received from foreign governments in support of our research and development in those countries, exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, and other miscellaneous non-operational, non-recurring expenses.
Other income (expense), net for the three and nine months ended September 30, 2023 was $0.4 million, and consisted mostly of subsidies received from foreign governments. Other income (expense), net for the three months ended September 30, 2022 of $(1.2) million consisted mostly of exchange losses. Other income (expense), net for the nine months ended September 30, 2022 primarily consisted of the $14.8 million gain on sale of our equity-method investment in Promon AS ("Promon").

Provision (benefit) for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(In thousands)
Provision for income taxes	$279	$600	$1,569	$2,245
We recorded income tax expense of $0.3 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively. Lower income tax expense for the three months ended September 30, 2023 was primarily attributable to earnings at subsidiaries without a valuation allowance. We recorded income tax expense of $1.6 million and $2.2 million for the nine months ended September 30, 2023 and 2022, respectively. Lower income tax expense for the nine months ended September 30, 2023 was primarily attributable to tax on the gain on sale of our investment in Promon recorded during the nine months ended September 30, 2022.
Liquidity and Capital Resources
At September 30, 2023, we had cash balances (total cash and cash equivalents) of $68.5 million. Our cash and cash equivalents balance includes U.S. treasury notes and bills, money market funds, and high quality commercial paper with maturities at acquisition of less than three months.
At December 31, 2022, we had cash balances of $96.2 million and short-term investments of $2.3 million.
The Company is party to lease agreements that require letters of credit to secure the obligations which totaled $0.7 million and $1.1 million at September 30, 2023 and December 31, 2022, respectively. Additionally, the Company maintained a cash guarantee with a payroll vendor in the amount of $0.1 million at both September 30, 2023 and December 31, 2022. The restricted cash related to the letters of credit and the payroll vendor cash guarantee is recorded in "Restricted cash" on the condensed consolidated balance sheets.
As of September 30, 2023, we held $37.9 million of cash and cash equivalents in subsidiaries outside of the United States. Of that amount, $37.4 million is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.
We believe that our financial resources are adequate to meet our operating needs over the next twelve months.
Our cash flows are as follows:

	Nine Months Ended September 30,
	2023	2022
(In thousands)
Cash provided by (used in):
Operating activities	$(13,838)	$(13,679)
Investing activities	(8,536)	39,548
Financing activities	(5,862)	(6,799)
Effect of foreign exchange rate changes on cash and cash equivalents	145	(616)
Operating Activities
Cash used in operating activities primarily consists of net income (loss), as adjusted for non-cash items, and changes in operating assets and liabilities. Non-cash adjustments consist primarily of amortization of intangible assets, deferred taxes, depreciation of property and equipment, and stock-based compensation. We expect cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. Our primary uses of cash from operating activities have been for personnel and vendor costs. We expect cash outflows from operating activities to be affected by changes in personnel costs and the payment of expenditures.

For the nine months ended September 30, 2023, $13.8 million of cash was used in operating activities. This was driven by a decrease in our accounts receivable balance during the period, partially offset by an increase in inventory and decreases in deferred revenues, accrued expenses, and income tax payable. For the nine months ended September 30, 2022, $13.7 million of cash was used in operating activities.
Our working capital at September 30, 2023 was $54.7 million compared to $87.6 million at December 31, 2022. The decrease was driven by a lower accounts receivable balance and a lower deferred revenue balance, partially offset by a lower accrued expenses balance. The decrease was also driven by a $30.2 million net loss for the nine months ended September 30, 2023 which resulted primarily from increased investments in our sales, marketing and executive leadership functions in connection with our multiyear transformation plan.
Investing Activities
The changes in cash flows from investing activities primarily relate to timing of purchases, maturities and sales of investments, purchases of property and equipment, capitalized software activities, and activity in connection with acquisitions. We expect to continue to purchase property and equipment to support the growth of our business as well as to continue to invest in our infrastructure and activity in connection with acquisitions.
For the nine months ended September 30, 2023, net cash used in in investing activities was $8.5 million, compared to net cash provided by investing activities of $39.5 million for the nine months ended September 30, 2022. Cash used in investing activities consisted of additions to property and equipment, net (primarily capital software activities), and the purchase of ProvenDB. Cash usage during the period was partially offset by the maturity of our entire short-term investments balance. For the nine months ended September 30, 2022, net cash provided by investing activities consisted of the $18.9 million sale of our investment in Promon and maturities and purchases of short-term investments.
Financing Activities
The changes in cash flows from financing activities primarily relate to the purchases of common stock under our share repurchase program and tax payments for restricted stock issuances.
Cash of $5.9 million used in financing activities during the nine months ended September 30, 2023 was attributable to tax payments for stock issuances and cash paid for share repurchases. Cash of $6.8 million used in financing activities during the nine months ended September 30, 2022 was attributable to repurchases of common stock and tax payments for stock issuances.
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

At September 30, 2023, we reported ARR of $149.8 million, which was 10% higher than ARR of $135.8 million at September 30, 2022. Changes in foreign exchange rates during the nine months ended September 30, 2023 as compared to the prior year negatively impacted ARR by approximately $0.5 million. ARR growth was primarily driven by an increase in subscription contracts, offset partially by foreign exchange rate impacts. Like prior quarters, ARR was impacted by increased deal scrutiny and longer sales cycles, timing related to contract renewals, and our decision to discontinue certain product portfolio offerings. We expect ARR for the fourth quarter of 2023 and the first quarter of 2024 to be impacted by contraction from several customers as they complete their migration from the on-premises version of our e-signature solution to our cloud solution after a period of running both versions concurrently during their migration process, as well as by some expected contraction from a small number of security solutions customers.
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
We reported NRR of 108% and 109% at September 30, 2023 and 2022, respectively. Year-over-year, NRR was primarily impacted by the same factors that affected ARR, as discussed above.

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

The following table reconciles net income (loss) as reported on our condensed consolidated statements of operations to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(4,133)	$(7,201)	$(30,240)	$(11,337)
Interest income, net	(587)	(179)	(1,675)	(197)
Provision for income taxes	279	600	1,569	2,245
Depreciation and amortization of intangible assets (1)	1,689	1,648	4,524	5,691
Long-term incentive compensation (2)	1,932	3,114	10,426	5,615
Restructuring and other related charges	6,524	6,481	13,076	11,828
Other non-recurring items (3)	599	50	3,160	(10,632)
Adjusted EBITDA	$6,303	$4,513	$840	$3,213

(1) Includes cost of sales depreciation and amortization expense directly related to delivering cloud subscription revenue of $0.4 million and $0.7 million for the three and nine months ended September 30, 2023, respectively, and $0 for the three and nine months ended September 30, 2022. Costs are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
(2) Long-term incentive compensation includes immaterial expense for cash incentive grants awarded to employees located in jurisdictions where we do not issue stock-based compensation due to tax, regulatory or similar reasons. The expense associated with these cash incentive grants was $0.1 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively.
(3) For the three months ended September 30, 2023, other non-recurring items consist of $0.6 million of fees related to non-recurring projects.

For the three months ended September 30, 2022, other non-recurring items consist of $0.1 million of outside services related to our strategic action plan.

For the nine months ended September 30, 2023, other non-recurring items consist of $1.6 million of inventory impairment charges and $1.6 million of fees related to non-recurring projects and our acquisition of ProvenDB.

For the nine months ended September 30, 2022, other non-recurring items include a $(14.8) million non-operating gain on sale of our investment in Promon and $4.2 million of outside services related to our strategic action plan.

Adjusted EBITDA for the three months ended September 30, 2023 was $6.3 million compared to $4.5 million for the three months ended September 30, 2022. Adjusted EBITDA for the nine months ended September 30, 2023 was $0.8 million compared to $3.2 million for the nine months ended September 30, 2022. The increase for the three months ended September 30, 2023 was driven largely by nonrecurring items totaling $2.3 million, which consisted primarily of a downward adjustment to bonus accruals. The decrease for the nine months ended September 30, 2023 was due primarily to higher operating expenses as we increased investments in our sales and marketing function to drive top line growth, as well as to higher compensation expenses due to 2022 executive hires, both in connection with our business transformation. These factors were partially offset by the nonrecurring items mentioned above.

Year-over-year changes in foreign exchange rates favorably impacted Adjusted EBITDA by approximately $0.3 million for the three months ended September 30, 2023 and negatively impacted Adjusted EBITDA by approximately $0.6 million for the nine months ended September 30, 2023.
Critical Accounting Policies
Our accounting policies are fully described in Note 1, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2022 and Note 2, Summary of Significant Accounting Policies, to our interim Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the period ended September 30, 2023. We believe our most critical accounting policies include revenue recognition, credit losses, and accounting for income taxes.
Item 3 - Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the three months ended September 30, 2023. For additional information, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our Form 10-K.
Item 4 - Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2023.
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
Item 1A – Risk Factors
There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023, as updated by the risk factor disclosures in Part II, Item IA of our Quarterly Report on Form 10-Q for the three months ended June 30, 2023, filed with the SEC on August 9, 2023.

Item 2 – Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company of its shares of common stock during the third quarter of 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2023 through July 31, 2023	—	$—	—	44,278,939
August 1, 2023 through August 31, 2023	104,210	$11.30	104,210	43,101,534
September 1, 2023 through September 30, 2023	201,171	$11.63	201,171	40,761,555

(1)    On May 12, 2022, the Board of Directors terminated the stock repurchase program adopted on June 10, 2020 and adopted a new stock repurchase program under which the Company is authorized to repurchase up to $50 million of our issued and outstanding shares of common stock. Share purchases under the program will take place in open market transactions, privately negotiated transactions or tender offers, and may be made from time to time depending on market conditions, share price, trading volume, and other factors. The timing of the repurchases and the amount of stock repurchased in each transaction is subject to our sole discretion and will depend upon market and business conditions, applicable legal and credit requirements, and other corporate considerations. The authorization is effective until May 11, 2024 unless the total amount has been used or authorization has been cancelled.
Item 6 - Exhibits

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2023.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2023.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2023.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2023.

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
_____________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2023.

OneSpan Inc.

/s/ Matthew P. Moynahan
Matthew P. Moynahan
Chief Executive Officer
(Principal Executive Officer)

/s/ Jorge Martell
Jorge Martell
Chief Financial Officer
(Principal Financial Officer)

/s/ John Bosshart
John Bosshart
Chief Accounting Officer
(Principal Accounting Officer)