Form 10-Q
period 2024-03-31
OneSpan Inc.
filed 2024-05-02
CIK 1044777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 37,845,509 shares of Common Stock, $0.001 par value per share, outstanding at April 26, 2024.

OneSpan Inc.
Form 10-Q
For the Quarter Ended March 31, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
OneSpan Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$63,859	$42,493
Restricted cash	1,022	1,037
Accounts receivable, net of allowances of $1,472 at March 31, 2024 and $1,536 at December 31, 2023	32,382	64,387
Inventories, net	14,594	15,553
Prepaid expenses	6,835	6,575
Contract assets	4,867	5,139
Other current assets	10,608	11,159
Total current assets	134,167	146,343
Property and equipment, net	20,346	18,722
Operating lease right-of-use assets	6,215	6,171
Goodwill	93,069	93,684
Intangible assets, net of accumulated amortization	10,146	10,832
Deferred income taxes	1,682	1,721
Other assets	11,517	11,718
Total assets	$277,142	$289,191
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,148	$17,452
Deferred revenue	55,573	69,331
Accrued wages and payroll taxes	12,066	14,335
Short-term income taxes payable	4,544	2,646
Other accrued expenses	7,775	10,684
Deferred compensation	65	382
Total current liabilities	92,171	114,830
Long-term deferred revenue	3,916	4,152
Long-term lease liabilities	6,008	6,824
Deferred income taxes	1,001	1,067
Other long-term liabilities	3,177	3,177
Total liabilities	106,273	130,050
Commitments and contingencies
Stockholders' equity
Preferred stock: 500 shares authorized, none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock: $0.001 par value per share, 75,000 shares authorized; 41,492 and 41,243 shares issued; 37,768 and 37,519 shares outstanding at March 31, 2024 and December 31, 2023, respectively	38	38
Additional paid-in capital	118,565	118,620
Treasury stock, at cost: 3,724 shares outstanding at March 31, 2024 and December 31, 2023	(47,377)	(47,377)
Retained earnings	112,407	98,939
Accumulated other comprehensive loss	(12,764)	(11,079)
Total stockholders' equity	170,869	159,141
Total liabilities and stockholders' equity	$277,142	$289,191
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue
Product and license	$37,798	$33,146
Services and other	27,045	24,461
Total revenue	64,843	57,607

Cost of goods sold
Product and license	9,706	11,288
Services and other	7,742	7,033
Total cost of goods sold	17,448	18,321

Gross profit	47,395	39,286

Operating costs
Sales and marketing	12,927	20,011
Research and development	8,259	9,463
General and administrative	10,007	16,653
Restructuring and other related charges	1,497	706
Amortization of intangible assets	595	583
Total operating costs	33,285	47,416

Operating income (loss)	14,110	(8,130)

Interest income, net	101	503
Other income (expense), net	291	(40)

Income (loss) before income taxes	14,502	(7,667)
Provision for income taxes	1,034	689

Net income (loss)	$13,468	$(8,356)

Net income (loss) per share
Basic	$0.35	$(0.21)
Diluted	$0.35	$(0.21)

Weighted average common shares outstanding
Basic	38,060	40,057
Diluted	38,463	40,057
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$13,468	$(8,356)
Other comprehensive income (loss)
Cumulative translation adjustment, net of tax	(1,655)	1,715
Pension adjustment, net of tax	(30)	(60)
Unrealized gains (loss) on available-for-sale securities	—	7
Comprehensive income (loss)	$11,783	$(6,694)
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)
For the Three Months Ended March 31, 2024:

Description	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	37,519	$38	3,724	$(47,377)	$118,620	$98,939	$(11,079)	$159,141
Net income	—	—	—	—	—	13,468	—	13,468
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,655)	(1,655)
Share-based compensation	—	—	—	—	1,540	—	—	1,540
Vesting of restricted stock awards	402	—	—	—	—	—	—	—
Tax payments for stock issuances	(153)	—	—	—	(1,595)	—	—	(1,595)
Pension adjustment, net of tax	—	—	—	—	—	—	(30)	(30)
Balance at March 31, 2024	37,768	$38	3,724	$(47,377)	$118,565	$112,407	$(12,764)	$170,869

For the Three Months Ended March 31, 2023:

Description	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	39,726	$40	1,038	$(18,222)	$107,305	$128,738	$(14,550)	$203,311
Net loss	—	—	—	—	—	(8,356)	—	(8,356)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,715	1,715
Share-based compensation					3,812			3,812
Vesting of restricted stock awards	329	—	—	—	—	—	—	—
Tax payments for stock issuances	(105)	—	—	—	(1,098)	—	—	(1,098)
Unrealized gain (loss) on available-for-sale-securities	—	—	—	—	—	—	7	7
Pension adjustment, net of tax	—	—	—	—	—	—	(60)	(60)
Balance at March 31, 2023	39,950	$40	1,038	$(18,222)	$110,019	$120,382	$(12,888)	$199,331

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$13,468	$(8,356)
Adjustments to reconcile net income (loss) from operations to net cash used in operations:
Depreciation and amortization of intangible assets	2,082	1,319
Deferred tax benefit	(80)	8
Stock-based compensation	1,540	3,812
Allowance for doubtful accounts	(63)	75
Changes in operating assets and liabilities:
Accounts receivable	31,468	33,059
Inventories, net	623	(3,361)
Contract assets	(376)	278
Accounts payable	(5,137)	(273)
Income taxes payable	1,915	(512)
Accrued expenses	(4,758)	(1,963)
Deferred compensation	(317)	(151)
Deferred revenue	(13,547)	(11,390)
Other assets and liabilities	142	692
Net cash provided by operating activities	26,960	13,237

Cash flows from investing activities:
Maturities of short-term investments	—	2,330
Additions to property and equipment	(3,045)	(3,069)
Additions to intangible assets	(35)	(7)
Cash paid for acquisition of business	—	(1,800)
Net cash used in investing activities	(3,080)	(2,546)

Cash flows from financing activities:
Contingent payment related to acquisition	(200)	—
Tax payments for restricted stock issuances	(1,595)	(1,098)
Net cash used in financing activities	(1,795)	(1,098)

Effect of exchange rate changes on cash	(734)	569

Net increase in cash	21,351	10,162
Cash, cash equivalents, and restricted cash, beginning of period	43,530	97,374
Cash, cash equivalents, and restricted cash, end of period	$64,881	$107,536

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
Business Transformation

In December 2021, the Company's Board of Directors approved a restructuring plan (the "restructuring plan") designed to advance the Company's operating model, streamline its business, improve efficiency, and enhance its capital resources. The first phase of this restructuring plan began and was substantially completed during the three months ended March 31, 2022. In May 2022, the Company's Board of Directors announced a three-year strategic transformation plan that began on January 1, 2023 (the "2022 strategic plan"). In conjunction with the 2022 strategic plan and to enable a more efficient capital deployment model, effective with the quarter ended June 30, 2022, the Company began reporting under the following two lines of business, which are its reportable operating segments: Digital Agreements and Security Solutions. For further information regarding the Company’s reportable segments, see Note 3, Segment Information.

During the quarter ended June 30, 2023, the Company determined that it was unlikely to achieve the revenue growth levels set forth in its 2022 strategic plan within the contemplated three-year timeframe. A number of factors contributed to the challenges achieving the originally planned growth levels, particularly in Digital Agreements, on the timeframes set forth in the 2022 strategic plan.

In response to these challenges, the Company modified its strategy to focus more heavily on improving profitability margins across the business. To this end, in August 2023, the Company’s Board approved cost reduction actions (the “2023 Actions”) to seek to drive higher levels of profitability while maintaining the Company’s long-term growth potential.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of OneSpan and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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
Foreign Currency Translation and Transactions
The financial position and results of operations of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other (expense) income, net. Foreign exchange transaction gains (losses) aggregated $0.1 million and $(0.2) million for the three months ended March 31, 2024 and 2023, respectively.
Note 2 – Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 6, 2024 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
Restricted Cash
The Company is party to lease agreements that require letters of credit to secure the obligations which totaled $0.9 million at both March 31, 2024 and December 31, 2023. Additionally, the Company maintained a cash guarantee with a payroll vendor in the amount of $0.1 million at both March 31, 2024 and December 31, 2023. The restricted cash related to the letters of credit and the payroll vendor cash guarantee is recorded in "Restricted cash" on the condensed consolidated balance sheets.
Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. Public business entities are required to adopt for annual fiscal periods beginning after December 31, 2024 and early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements and related disclosures.
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
•Digital Agreements. Digital Agreements consists of solutions that enable our clients to secure and automate business processes associated with their digital agreement and customer transaction lifecycles that require consent, non-repudiation and compliance. These solutions, which are largely cloud-based, include OneSpan Sign e-signature, OneSpan Notary, Identity Verification, and OneSpan Trust Vault. This segment also includes costs attributable to our transaction cloud platform.
•Security Solutions. Security Solutions consists of our broad portfolio of software products, software development kits (SDKs) and Digipass authenticator devices that are used to build applications designed to defend against attacks on digital transactions across online environments, devices, and applications. The software products and SDKs included in the Security Solutions segment are largely on-premises software products and include multi-factor authentication and transaction signing solutions, such as mobile application security and mobile software tokens.
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
The tables below set forth information about the Company’s reportable operating segments for the three months ended March 31, 2024 and 2023, along with the items necessary to reconcile the segment information to the totals reported in the accompanying condensed consolidated financial statements.

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023
Digital Agreements
Revenue	$14,414	$11,552
Gross profit	$9,892	$8,448
Gross margin	69%	73%
Operating loss (1)	$(265)	$(6,033)

Security Solutions
Revenue	$50,429	$46,055
Gross profit	$37,503	$30,838
Gross margin	74%	67%
Operating income	$25,878	$15,631

Total Company:
Revenue	$64,843	$57,607
Gross profit	$47,395	$39,286
Gross margin	73%	68%

Statements of Operations reconciliation:
Segment operating income	$25,613	$9,598
Corporate operating expenses not allocated at the segment level	11,503	17,728
Operating income (loss)	$14,110	$(8,130)
Interest income, net	101	503
Other income (expense), net	291	(40)
Income (loss) before income taxes	$14,502	$(7,667)
(1) Digital Agreements operating loss includes $0.6 million of amortization of intangible assets expense for both the three months ended March 31, 2024 and 2023.

The following tables illustrate the disaggregation of revenues by category and services, including a reconciliation of the disaggregated revenues to revenues from the Company’s two reportable operating segments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
(In thousands)	Digital Agreements	Security Solutions	Digital Agreements	Security Solutions
Subscription	$13,812	$26,182	$10,348	$19,608
Maintenance and support	505	10,066	996	10,165
Professional services and other (1)	97	1,605	208	1,416
Hardware products	—	12,576	—	14,866
Total Revenue	$14,414	$50,429	$11,552	$46,055
(1) Professional services and other includes perpetual software licenses revenue, which was approximately 1% of total revenue for both the three months ended March 31, 2024 and 2023.
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
Revenue by major products and services

	Three Months Ended March 31,
(In thousands)	2024	2023
Subscription	$39,994	$29,956
Maintenance and support	10,571	11,161
Professional services and other (1)	1,702	1,624
Hardware products	12,576	14,866
Total Revenue	$64,843	$57,607
(1) Professional services and other includes perpetual software licenses revenue, which was approximately 1% of total revenue for both the three months ended March 31, 2024 and 2023.
Revenue by location of customer
We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes North, Central, and South America; and 3) Asia Pacific (APAC), which includes Australia, New Zealand, and India. The breakdown of revenue in each of our major geographic areas was as follows:

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023
Revenue
EMEA	$31,842	$27,820
Americas	21,344	20,498
APAC	11,657	9,289
Total revenue	$64,843	$57,607

% of Total Revenue
EMEA	49%	48%
Americas	33%	36%
APAC	18%	16%
Timing of revenue recognition

	Three Months Ended March 31,
(In thousands)	2024	2023
Products and licenses transferred at a point in time	$37,798	$33,146
Services transferred over time	27,045	24,461
Total Revenue	$64,843	$57,607
Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(In thousands)	2024	2023
Receivables, inclusive of trade and unbilled	$32,382	$64,387
Contract Assets (current and non-current)	$5,607	$5,322
Contract Liabilities (Deferred Revenue current and non-current)	$59,489	$73,483
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
Revenue recognized during the three months ended March 31, 2024 included $30.4 million that was included on the December 31, 2023 consolidated balance sheet in contract liabilities. Deferred revenue decreased in the same period due to timing of annual renewals.
Transaction price allocated to the remaining performance obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of the period. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2024:

(In thousands)	2024	2025	2026	Beyond 2026	Total
Future revenue related to current unsatisfied performance obligations	$38,656	$28,253	$15,586	$5,162	$87,657
The Company applies practical expedients and does not disclose information about remaining performance obligations (a) that have original expected durations of one year or less, or (b) where revenue is recognized as invoiced.
Costs of obtaining a contract
The Company incurs incremental costs related to commissions, which can be directly tied to obtaining a contract. The Company capitalizes commissions associated with certain new contracts and amortizes the costs over a period of up to 7 years, which is the determined benefit period based on the transfer of goods or services. The Company determined the period of benefit by taking into consideration the customer contracts, its technology and other factors, including customer attrition. Commissions are earned upon invoicing to the customer. For contracts with multiple year payment terms, because the commissions that are payable after year 1 are payable based on continued employment, they are expensed when incurred. Commissions and amortization expense are included in “Sales and Marketing” expense in the condensed consolidated statements of operations.
As a practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period for the assets that the Company otherwise would have recognized is one year or less. These costs are included in “Sales and Marketing” expense in the condensed consolidated statements of operations.
The following tables provide information related to the capitalized costs and amortization recognized in the current and prior period:

(In thousands)	March 31, 2024	December 31, 2023
Capitalized costs to obtain contracts, current	$3,644	$3,503
Capitalized costs to obtain contracts, non-current	$10,740	$10,766

	Three Months Ended March 31,
(In thousands)	2024	2023
Amortization of capitalized costs to obtain contracts	$884	$731
Note 5 – Inventories, net
Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method.
Inventories, net consist of the following:

(In thousands)	March 31, 2024	December 31, 2023
Component parts	$6,667	$8,511
Work-in-process and finished goods	7,927	7,042
Total	$14,594	$15,553

Note 6 – Goodwill
The following table presents the changes in goodwill during the three months ended March 31, 2024:

(In thousands)	Digital Agreements	Security Solutions	Total
Net balance at December 31, 2023	$20,893	$72,791	$93,684
Foreign currency exchange rate effect	(134)	(481)	(615)
Net balance at March 31, 2024	$20,759	$72,310	$93,069
No impairment of goodwill was recorded during the three months ended March 31, 2024 and 2023.
Note 7 – Intangible Assets
Intangible assets as of March 31, 2024 and December 31, 2023 consist of the following:

		As of March 31, 2024		As of December 31, 2023
(In thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	3 to 7	$43,634	$42,584	$43,869	$42,712
Customer relationships	5 to 12	34,707	26,457	34,773	25,960
Patents, trademarks, and other	10 to 20	13,113	12,267	13,103	12,241
Total		$91,454	$81,308	$91,745	$80,913
Amortization expense was $0.7 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively. Amortization expense includes cost of sales amortization expense directly related to delivering cloud subscription revenue of $0.1 million and less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively. Costs are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
Certain intangible assets are denominated in functional currencies besides the U.S. dollar and are subject to currency fluctuations.
There was no impairment of intangible assets recorded during the three months ended March 31, 2024 and 2023.
Note 8 – Property and Equipment, net
The following table presents the major classes of property and equipment, net, as of March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Office equipment and software	$8,699	$8,574
Leasehold improvements	7,586	7,459
Furniture and fixtures	3,638	3,658
Capitalized software	15,214	12,560
Total	35,137	32,251
Accumulated depreciation	(14,791)	(13,529)
Property and equipment, net	$20,346	$18,722
Depreciation expense was $1.4 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively. Depreciation expense includes cost of sales depreciation expense directly related to delivering cloud subscription revenue of $0.7 million and less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively. Costs are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
Note 9 – Fair Value Measurements
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
The following tables summarize the Company’s financial assets by level in the fair value hierarchy, which are measured at fair value on a recurring basis, as of March 31, 2024 and December 31, 2023:

	Fair Value Measurement at Reporting Date Using
(In thousands)	March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Bills	$3,595	$3,595	$—	$—
Money Market Funds	38,439	38,439	—	—

	Fair Value Measurement at Reporting Date Using
(In thousands)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$8,496	$8,496	$—	$—
The Company classifies its investments in debt securities as available-for-sale. The Company reviews available-for-sale debt securities for impairments related to losses and other factors each quarter. The unrealized gains and losses on the available-for-sale debt securities were not material as of March 31, 2024 and December 31, 2023. The Company did not have any financial liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.
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
The changes in the allowance for credit losses during the three months ended March 31, 2024 were as follows:

(In thousands)
Balance at December 31, 2023	$1,536
Provision for (recovery of)	(48)
Write-offs	(15)
Net foreign currency translation	(1)
Balance at March 31, 2024	$1,472
Note 11 – Leases
Operating lease cost details for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Building rent	$312	$523
Automobile rentals	347	250
Total net operating lease costs	$659	$773
At March 31, 2024, the Company’s weighted average remaining lease term for its operating leases is 5.2 years, and the weighted average discount rate for its operating leases is 5%.
During the three months ended March 31, 2024, there were $0.7 million of operating cash payments for lease liabilities and $0.5 million of right-of use assets obtained in exchange for new lease liabilities.
In October 2023, the Company signed a lease agreement to lease new office space in Brussels. The lease agreement consisted of a nine-year lease that is expected to commence in the second quarter of 2024. The Company will record a right of use asset and liability at the commencement date, which is expected to result in total lease term payments of $1.3 million.
Maturities of the Company’s operating leases as of March 31, 2024 are as follows:

(In thousands)	As of March 31, 2024
2024	$1,792
2025	1,687
2026	1,594
2027	1,411
2028	1,304
Later years	1,347
Less imputed interest	(1,221)
Accrued lease termination fees	714
Total lease liabilities	$8,628

Note 12 – Income Taxes
The Company’s estimated annual effective tax rate for 2024 before discrete items and excluding entities with a valuation allowance is expected to be approximately 15%. The Company’s global effective tax rate is lower than the U.S. statutory tax rate of 21% primarily due to the release of valuation allowances for the current year earnings for companies with a valuation allowance, offset by nondeductible expenses. In addition, the Company received a favorable response in connection with its Mutual Agreement Procedure ("MAP") request related to a Belgium audit concluded in 2020. A tax benefit of $1.1 million was recorded for the three months ended March 31, 2024. The ultimate tax expense will depend on the mix of earnings in various jurisdictions. Income taxes, net of refunds, of $0.9 million and $1.1 million were paid during the three months ended March 31, 2024 and 2023, respectively.
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
Note 13 – Long-Term Compensation Plan and Stock Based Compensation
Under the OneSpan Inc. 2019 Omnibus Incentive Plan, the Company awards restricted stock units subject to time-based vesting, restricted stock units which are subject to the achievement of future performance criteria and restricted stock units that are subject to the achievement of market conditions. The Company also awards a small amount of cash incentive awards under the 2019 Omnibus Incentive Plan, as shown in the table below.
The Company awarded 0.1 million restricted stock units during the three months ended March 31, 2024, subject to time-based vesting. The fair value of the unissued time-based restricted stock unit grants was $0.9 million at the dates of grant and the grants are being amortized over the vesting periods of one year.
The following table summarizes stock-based compensation expense and other long-term incentive plan compensation expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In thousands)	2024	2023
Stock-based compensation (1)	$1,540	$3,812
Other long-term incentive plan compensation (2)	81	111
Total compensation	$1,621	$3,923
(1) Stock-based compensation declined for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, and was primarily due to the departure of the former CEO and forfeitures reversed upon his termination and timing of annual grants.
(2) Other long-term incentive compensation consists of immaterial expense for cash incentive awards granted to employees located in jurisdictions where we do not issue stock-based compensation due to tax, regulatory or similar reasons.

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
The details of the earnings per share calculations for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
Net income (loss)	$13,468	$(8,356)
Weighted average common shares outstanding:
Basic	38,060	40,057
Incremental shares with dilutive effect:
Restricted stock units	403	—
Diluted	38,463	40,057

Net income (loss) per share:
Basic	$0.35	$(0.21)
Diluted	$0.35	$(0.21)
Note 15 – Legal Proceedings and Contingencies
The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of business. The Company currently does not anticipate that these matters, if resolved against the Company, will have a material adverse impact on its financial results or financial condition.
The Company accrues loss contingencies when losses become probable and are reasonably estimable. As of March 31, 2024, the Company has recorded an accrual of $1.2 million for loss contingencies associated with employment-related and supplier contract matters.
The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible, but not probable. As of March 31, 2024, the Company does not have any reasonably possible losses for which an estimate can be made. Although the Company intends to defend its legal matters vigorously, the ultimate outcome of these matters is uncertain. However, the Company does not expect the potential losses, if any, to have a material adverse impact on its operating results, cash flows, or financial condition.
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
On August 3, 2023, the Board approved additional cost reduction and restructuring actions (the "2023 Actions") to seek to drive higher levels of Adjusted EBITDA while maintaining the Company's long-term growth potential. The Company has incurred and expects to continue to incur restructuring charges in connection with the 2023 Actions, and anticipates that these charges will consist primarily of charges related to employee transition and severance payments, with a significantly smaller amount of charges relating to vendor contract termination and rationalization actions.
In connection with the Plan (including the 2023 Actions), the Company recorded $1.5 million and $0.7 million in “Restructuring and other related charges” in the condensed consolidated statement of operations for the three months ended March 31, 2024 and 2023, respectively.
The main categories of charges are in the following areas:
•Employee costs – include severance and related benefits costs incurred as a result of eliminating positions in certain areas of the Company. For the three months ended March 31, 2024 and 2023, severance-related costs were $1.4 million and $0.7 million, respectively. In total, there were approximately 290 employees, across multiple functions, whose positions were made redundant. The $2.7 million current portion of the restructuring liability at March 31, 2024 is included in "Accrued wages and payroll taxes" in the consolidated balance sheet and is expected to be paid within the next 12 months. The $0.5 million non-current portion is included in "Other long-term liabilities" in the condensed consolidated balance sheet and is expected to be paid within the next 24 months.
•Real estate rationalization costs – includes costs to align the real estate footprint with the Company’s needs. In 2023, the Company vacated its Chicago and Brussels office spaces, which resulted in the abandonment and termination of the underlying leases. The Company accrued contract termination fees of $1.4 million and $0.3 million for the Chicago office and Brussels office, respectively. The Company additionally terminated its Brussels warehouse lease, effective July 31, 2024, and accrued $0.3 million in settlement costs. The $0.3 million current portion of the restructuring liability at March 31, 2024 is included in "Other accrued expenses" in the condensed consolidated balance sheet and is expected to be paid within the next 12 months. The remaining $0.7 million portion is included in "Current lease liabilities" in the condensed consolidated balance sheet and is expected to be paid within the next 12 months.
The table below sets forth the changes in the carrying amount of the restructuring charge liability for the three months ended March 31, 2024.

(In thousands)	Employee Costs	Real Estate Rationalization	Total
Balance as of December 31, 2023	$3,130	$1,885	$5,015
Additions	1,423	—	1,423
Payments	(1,491)	(715)	(2,206)
Balance as of March 31, 2024	$3,062	$1,170	$4,232

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “OneSpan,” “Company,” “we,” “our,” and “us” refer to OneSpan Inc. and its subsidiaries.
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of OneSpan for the periods ended March 31, 2024 and 2023 as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”).
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of applicable U.S. securities laws, including statements regarding the outcomes we expect from our updated strategic transformation plan and cost reduction and restructuring actions approved in August 2023 and in prior periods, including the ability of those actions to allow us to accelerate Adjusted EBITDA growth and drive value creation by growing revenue efficiently and profitably; estimates concerning the timing and amount of savings, Adjusted EBITDA improvements, and/or restructuring charges that may result from our cost reduction and restructuring actions; our plans for managing our Digital Agreements and Security Solutions segments; expectations about trends in our cost of goods sold, gross margin, and sales and marketing, research and development, and general and administrative expenses; the impact of foreign currency rate fluctuations; expectations regarding sources and uses of cash; and our general expectations regarding our operational or financial performance in the future. Forward-looking statements may be identified by words such as "seek", "believe", "plan", "estimate", "anticipate", “expect", "intend", "continue", "outlook", "may", "will", "should", "could", or "might", and other similar expressions. These forward-looking statements involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could materially affect our business and financial results include, but are not limited to: our ability to execute our updated strategic transformation plan and cost reduction and restructuring actions in the expected timeframe and to achieve the outcomes we expect from them; unintended costs and consequences of our cost reduction and restructuring actions, including higher than anticipated restructuring charges, disruption to our operations, litigation or regulatory actions, reduced employee morale, attrition of valued employees, adverse effects on our reputation as an employer, loss of institutional know-how, slower customer service response times, and reduced ability to complete or undertake new product development projects and other business, product, technical, compliance or risk mitigation initiatives; our ability to attract new customers and retain and expand sales to existing customers; our ability to successfully develop and market new product offerings and product enhancements; changes in customer requirements; the potential effects of technological changes; the loss of one or more large customers; difficulties enhancing and maintaining our brand recognition; competition; lengthy sales cycles; challenges retaining key employees and successfully hiring and training qualified new employees; security breaches or cyber-attacks; real or perceived malfunctions or errors in our products; interruptions or delays in the performance of our products and solutions; reliance on third parties for certain products and data center services; our ability to effectively manage third party partnerships, acquisitions, divestitures, alliances, or joint ventures; economic recession, inflation, and political instability; claims that we have infringed the intellectual property rights of others; price competitive bidding; changing laws, government regulations or policies; pressures on price levels; component shortages; delays and disruption in global transportation and supply chains; impairment of goodwill or amortizable intangible assets causing a significant charge to earnings; actions of activist stockholders; and exposure to increased economic and operational uncertainties from operating a global business, as well as other factors described in the “Risk Factors” section of our most recent Annual Report on Form 10-K. Our filings with the Securities and Exchange Commission (the “SEC”) and other important information can be found in the Investor Relations section of our website at investors.onespan.com. We do not have any intent, and disclaim any obligation, to update the forward-looking information to reflect events that occur, circumstances that exist or changes in our expectations after the date of this Form 10-Q, except as required by law.

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

•Digital Agreements. Digital Agreements consists of solutions that enable our clients to secure and automate business processes associated with their digital agreement and customer transaction lifecycles that require consent, non-repudiation and compliance. These solutions, which are largely cloud-based, include OneSpan Sign e-signature, OneSpan Notary, Identity Verification, and OneSpan Trust Vault. This segment also includes costs attributable to our transaction cloud platform.

•Security Solutions. Security Solutions consists of our broad portfolio of software products, software development kits (SDKs) and Digipass authenticator devices that are used to build applications designed to defend against attacks on digital transactions across online environments, devices, and applications. The software products and SDKs included in the Security Solutions segment are largely on-premises software products and include multi-factor authentication and transaction signing solutions, such as mobile application security and mobile software tokens.

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

Our updated strategy, the 2023 Actions and other cost reduction actions implemented under our restructuring plan originally adopted in December 2021 involve numerous risks and uncertainties. For additional details please see Item 1A, Risk Factors, below and Part 1, Item 1A, Risk Factors in our Form 10-K.

Restructuring Plan
In December 2021, our Board approved the restructuring plan discussed above. The first phase of this restructuring plan began and was substantially completed during the three months ended March 31, 2022. In May 2022, our Board approved additional actions related to the restructuring plan through the year ending December 31, 2025.
On August 3, 2023, our Board of Directors approved the 2023 Actions. We have incurred and expect to continue to incur restructuring charges in connection with the 2023 Actions, most of which are related to employee transition and severance payments and employee benefits, with a significantly smaller amount of charges related to vendor contract termination and rationalization actions. We currently expect that we will incur restructuring charges of approximately $2.5 million to $4.5 million related to the 2023 Actions in future periods, substantially all of which relate to employee transition and severance payments.
Actions taken under the restructuring plan consist of the following:
•We have reduced headcount by eliminating approximately 290 redundant positions and incurred severance, related benefits, and retention pay costs.
•In June 2023, we vacated our Chicago leased office space and abandoned the underlying leases, and, in future periods, plan to further align our real estate footprint with the Company's operating needs. We recorded lease termination costs, non-cash impairment charges related to the vacated location's fixed assets, and a gain on the underlying right-of-use asset and liability write-off.
•In June 2023, we made the decision to discontinue investments in its Digipass CX product, which resulted in non-cash impairment charges for capitalized software and write-offs of inventories.
•In September 2023, we vacated our Brussels office space and terminated the lease. We recorded lease termination costs and a loss on the underlying right-of-use asset and liability write-off.
•We evaluated our vendor spend and updated or eliminated service providers in instances where there are cost-saving opportunities and where redundancies exist. Vendor rationalization costs include costs for contractually committed services the Company is no longer utilizing.
We plan to incrementally take actions under the restructuring plan until December 31, 2025, when the plan terminates.
We completed a majority of the workforce reductions planned as part of the 2023 Actions by the end of 2023, and we expect that most of the remaining workforce reductions will occur over the course of 2024. The vendor contract component of the 2023 Actions is planned for completion by the end of 2025.
Leadership Change

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
Historically, operating expenses have been impacted by changes in foreign exchange rates. We estimate the change in currency rates during the three months ended March 31, 2024 compared to the comparable prior year period resulted in an increase in operating expenses of approximately $0.1 million.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Long-term incentive plan compensation expense includes both stock-based incentives and an immaterial amount of cash-based incentives. During the three months ended March 31, 2024 and 2023, operating expenses included $1.6 million and $3.9 million, respectively, of expenses related to stock-based and long-term incentive plans.

Our operating expenses consist of:

•Sales and marketing. Sales and marketing expenses consist primarily of personnel costs, commissions and bonuses, trade shows, marketing programs and other marketing activities, travel, outside consulting costs, and long-term incentive compensation. We expect sales and marketing expenses to decrease in absolute dollars as we continue to implement the 2023 Actions described in "Business Transformation" above. However, our sales and marketing expenses may fluctuate as a percentage of total revenue.
•Research and development. Research and development expenses consist primarily of personnel costs and long-term incentive compensation. We expect research and development costs to decrease in absolute dollars as we continue to implement the 2023 Actions, and as we capitalize certain costs related to the expansion of our cloud product portfolio. However, our research and development expenses may fluctuate as a percentage of total revenue.
•General and administrative. General and administrative expenses consist primarily of personnel costs, legal, consulting and other professional fees, and long-term incentive compensation. We expect general and administrative expenses to decrease in absolute dollars as we continue to implement the 2023 Actions, although our general and administrative expenses may fluctuate as a percentage of total revenue.
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
Segment Results
Segment operating income (loss) consists of the revenue generated by a segment, less the direct costs of revenue, sales and marketing, research and development amortization and any impairment charges that are incurred directly by a segment. Unallocated corporate costs include general and administrative expense and other company-wide costs that are not attributable to a particular segment. Financial results by reportable operating segment are included below under Results of Operations.
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

Impact of Currency Fluctuations
During the three months ended March 31, 2024 and 2023, we generated approximately 84% and 80% of our revenues and incurred approximately 61% and 56% of our operating expenses, respectively, outside of the U.S. As a result, changes in currency exchange rates, especially the Euro exchange rate and the Canadian Dollar exchange rate, can have a significant impact on our revenue and operating expenses.

While the majority of our revenue is generated outside of the U.S., a significant amount of our revenue earned during the three months ended March 31, 2024 was denominated in U.S. Dollars. For the three months ended March 31, 2024, approximately 53% of our revenue was denominated in U.S. Dollars, 43% was denominated in Euros and 4% was denominated in other currencies. For the three months ended March 31, 2023, approximately 53% of our revenue was denominated in U.S. Dollars, 42% was denominated in Euros and 5% was denominated in other currencies.

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

The financial position and the results of operations of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland, Singapore and Canada, are measured using the local currency as the functional currency. The functional currency for our subsidiaries in Switzerland, Singapore and Canada is the U.S. Dollar. Accordingly, assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates generated a comprehensive loss of $1.7 million during the three months ended March 31, 2024. For the three months ended March 31, 2023, translation adjustments arising from differences in exchange rates generated a comprehensive gain of $1.7 million.

Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other (expense) income, net. Foreign exchange transaction gains (losses) aggregated $0.1 million and $(0.2) million for the three months ended March 31, 2024 and 2023, respectively.

Results of Operations
The following table sets forth, for the periods indicated, selected segment and condensed consolidated operating results.

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023
Digital Agreements
Revenue	$14,414	$11,552
Gross profit	$9,892	$8,448
Gross margin	69%	73%
Operating loss	$(265)	$(6,033)

Security Solutions
Revenue	$50,429	$46,055
Gross profit	$37,503	$30,838
Gross margin	74%	67%
Operating income	$25,878	$15,631

Total Company:
Revenue	$64,843	$57,607
Gross profit	$47,395	$39,286
Gross margin	73%	68%

Statements of Operations reconciliation:
Segment operating income	$25,613	$9,598
Corporate operating expenses not allocated at the segment level	11,503	17,728
Operating income (loss)	14,110	(8,130)
Interest income, net	101	503
Other income (expense), net	291	(40)
Income (loss) before income taxes	$14,502	$(7,667)
Revenue
Revenue by products and services allocated to the segments for the three months ended March 31, 2024, and 2023 is as follows:

	Three Months Ended March 31,
	2024		2023
(In thousands)	Digital Agreements	Security Solutions	Digital Agreements	Security Solutions
Subscription	$13,812	$26,182	$10,348	$19,608
Maintenance and support	505	10,066	996	10,165
Professional services and other (1)	97	1,605	208	1,416
Hardware products	—	12,576	—	14,866
Total Revenue	$14,414	$50,429	$11,552	$46,055
(1) Professional services and other includes perpetual software licenses revenue, which was approximately 1% of total revenue for both the three months ended March 31, 2024 and 2023.

Total revenue increased by $7.2 million, or 13%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Changes in foreign exchange rates as compared to the same period in 2023 favorably impacted revenue by approximately $0.4 million.
Additional information on our revenue by segment follows.
•Digital Agreements revenue increased $2.9 million, or 25%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in Digital Agreements revenue was primarily attributable to higher cloud subscription revenue from existing customer expansions, and to a lower extent, identity verification revenue which started being presented in Digital Agreements this quarter. Changes in foreign currency rates compared to the same period in 2023 favorably impacted Digital Agreements revenue by less than $0.1 million for the three months ended March 31, 2024.
•Security Solutions revenue increased $4.4 million, or approximately 9%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in Security Solutions revenue was primarily attributable to higher on-premises term subscription revenue from existing customer expansions, and customer conversions from perpetual to term license contracts, partially offset by lower volumes of hardware sold, and to a lower extent, identity verification revenue which is now presented in Digital Agreements starting this quarter. Changes in foreign exchange rates for the three months ended March 31, 2024 compared to the same period in 2023 favorably impacted Security Solutions revenue by $0.3 million.
Our revenue is heavily influenced by the timing of orders and shipments, as well as the timing of customer renewals in any given period. As a result, we believe that the overall strength of our business is best evaluated over a longer term where the impact of transactions in any given period is not as significant as in a quarter-over-quarter comparison.
Revenue by Geographic Regions: We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes sales in North, Central, and South America; and 3) Asia Pacific (APAC), which includes Australia, New Zealand, and India. The breakdown of revenue in each of our major geographic areas was as follows:

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023
Revenue
EMEA	$31,842	$27,820
Americas	21,344	20,498
APAC	11,657	9,289
Total revenue	$64,843	$57,607

% of Total Revenue
EMEA	49%	48%
Americas	33%	36%
APAC	18%	16%
For the three months ended March 31, 2024, revenue generated in EMEA was $4.0 million, or 14%, higher than the same period in 2023, primarily due to an increase in on-premises term subscription revenue from existing customer expansions in authentication and mobile solutions, including the conversions from perpetual to term license contracts, partially offset by lower hardware revenue and security application solutions.
For the three months ended March 31, 2024, revenue generated in the Americas was $0.8 million, or 4%, higher than the three months ended March 31, 2023. The increase was primarily driven by an increase in Digital Agreements revenue and authentication and mobile solutions, partially offset by lower hardware revenue.

For the three months ended March 31, 2024, revenue generated in APAC was $2.4 million, or 25%, higher than the three months ended March 31, 2023. The increase was driven by customer expansion in authentication and mobile solutions, and higher customer purchase volumes of hardware products and a higher average selling price.
Cost of Goods Sold and Gross Margin
The following table presents cost of goods sold for our products and services for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023
Cost of goods sold
Product and license	$9,706	$11,288
Services and other	7,742	7,033
Total cost of goods sold	$17,448	$18,321

Gross profit	$47,395	$39,286

Gross margin
Product and license	74%	66%
Services and other	71%	71%
Total gross margin	73%	68%
The cost of product and license revenue decreased by $1.6 million, or 14%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in cost of goods sold for the three months ended March 31, 2024 was driven primarily by a decrease in hardware revenue and lower third-party license costs.
The cost of services and other revenue increased by $0.7 million, or 10%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in cost of services for the three months ended March 31, 2024 was largely due to higher cloud platform costs related to higher volume usage and an increase in depreciation expense associated with capitalized internally-developed software costs.
Gross profit increased $8.1 million, or 21%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Gross profit margin was 73% for the three months ended March 31, 2024, compared to 68% for the three months ended March 31, 2023. The change in profit margin was driven primarily by higher revenue and the changes in costs of revenues discussed above.
The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies, including the Euro. The impact of changes in currency rates are estimated to have had an unfavorable impact on overall cost of goods sold of less than $0.1 million for the three months ended March 31, 2024. Had currency rates during the three months ended March 31, 2024 been equal to rates in the comparable period of 2023, the gross profit margin would have been less than 1 percentage point higher, driven by the favorable currency rate impact to revenue.
Additional information on our gross profit by segment follows.
•Digital Agreements gross profit increased $1.4 million, or 17%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, driven by higher overall revenue, partially offset by higher cloud platform costs and higher depreciation of capitalized software costs. Digital Agreements gross margin for the three months ended March 31, 2024 was 69%, compared to 73% for the three months ended March 31, 2023. The decrease in gross margin is primarily the result of an increase in depreciation of capitalized software in the current quarter compared to prior year.
•Security Solutions gross profit increased $6.7 million, or 22%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, driven primarily by higher on-premises term subscription revenue, and lower third-party license costs. Security Solutions gross margin for the three months ended March 31, 2024 was 74%, compared to 67% for the three months ended March 31, 2023. The increase in gross margin was primarily due to more favorable revenue mix between software and hardware, as well as lower third-party license costs.
Operating Expenses
Operating expenses decreased by $14.1 million, or 30%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. For the three months ended March 31, 2024, changes in foreign exchange rates negatively impacted operating expenses by approximately $0.1 million as compared to the same period in 2023.
The following table presents the breakout of operating expenses by category as of March 31, 2024 and 2023:

	Three Months Ended March 31,
(In thousands)	2024	2023
Operating costs
Sales and marketing	$12,927	$20,011
Research and development	8,259	9,463
General and administrative	10,007	16,653
Restructuring and other related charges	1,497	706
Amortization of intangible assets	595	583
Total operating costs	$33,285	$47,416
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended March 31, 2024 decreased by $7.1 million, or 35%, compared to the three months ended March 31, 2023. The decrease was driven primarily by lower employee compensation costs which included decreases in commissions, salaries, and benefits as a result of headcount reductions, along with decreased travel and entertainment and consulting expenses.
Average full-time sales, marketing, support, and operating employee headcount for the three months ended March 31, 2024 was 183 compared to 355 for the three months ended March 31, 2023. Average headcount was 48% lower for the three months ended March 31, 2024 compared to the same period in 2023.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2024 decreased by $1.2 million, or 13%, compared to the three months ended March 31, 2023, driven primarily by lower compensation costs as a result of lower headcount and lower consulting expenses related to our strategic transformation plan, partially offset by increased bonus expenses for the three months ended March 31, 2024, primarily due to 2022 true-up bonus adjustments recorded during Q1 2023 that lowered bonus expense for that period.
Average full-time research and development employee headcount for the three months ended March 31, 2024 was 250 compared to 316 for the three months ended March 31, 2023. Average headcount was 21% lower for the three months ended March 31, 2024 compared to the same period in 2023.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2024 decreased by $6.6 million, or 40%, compared to the three months ended March 31, 2023. The decrease in expense for the three months ended March 31, 2024 as compared to the prior year period was largely driven by lower employee compensation costs which included a decrease in salaries, payroll taxes, and related benefits as a result of lower headcount. Also, stock-based compensation expense was lower due to lower headcount, the termination of our former CEO, and timing of granting the 2024 annual equity awards to employees (expected in the second quarter of 2024). Finally, consulting fees related to our strategic transformation plan incurred during the period were lower compared to the three months ended March 31, 2023.

Average full-time general and administrative employee headcount for the three months ended March 31, 2024 was 111 compared to 147 for the three months ended March 31, 2023. Average headcount was 24% lower for the three months ended March 31, 2024 compared to the same period in 2023.
Restructuring and Other Related Charges
Restructuring and other related charges for the three months ended March 31, 2024 increased by $0.8 million, or 112%, compared to the three months ended March 31, 2023, driven by additional headcount reductions executed during the three months ended March 31, 2024.
Amortization of Intangible Assets
Amortization of intangible assets expense for the three months ended March 31, 2024 increased by less than $0.1 million, or 2%, compared to the three months ended March 31, 2023.
Segment Operating Income (Loss)
Information on our operating income (loss) by segment follows.
•Digital Agreements operating loss for the three months ended March 31, 2024 was $0.3 million compared to an operating loss of $6.0 million for the three months ended March 31, 2023. The improvement in operating loss for the three months ended March 31, 2024 was driven by lower sales and marketing expense which was due to lower travel and entertainment costs, employee compensation costs, and headcount on our sales team, along with higher cloud subscription revenue.
•Security Solutions operating income for the three months ended March 31, 2024 was $25.9 million, which was a year-over-year increase of $10.2 million, or 66%, from the three months ended March 31, 2023. The increase was largely due to higher subscription revenue and lower sales and marketing expenses and research and development expenses, offset by increased restructuring expenses.
Interest income, net

	Three Months Ended March 31,
(In thousands)	2024	2023
Interest income, net	$101	$503
Interest income, net was $0.1 million for the three months ended March 31, 2024 compared to interest income, net of $0.5 million for the three months ended March 31, 2023. The decrease in interest income is due to lower excess cash invested in the period compared to last year.
Other Income (Expense), net

	Three Months Ended March 31,
(In thousands)	2024	2023
Other income (expense), net	$291	$(40)
Other income (expense), net primarily includes subsidies received from foreign governments in support of our research and development in those countries, exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, and other miscellaneous non-operational, non-recurring expenses.
Other income, net for the three months ended March 31, 2024 was $0.3 million, and consisted mostly of subsidies received from foreign governments and exchange gains. Other expense, net for the three months ended March 31, 2023 was less than $0.1 million and consisted mostly of exchange losses.

Provision (benefit) for Income Taxes

	Three Months Ended March 31,
(In thousands)	2024	2023
Provision for income taxes	$1,034	$689
We recorded income tax expense of $1.0 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively. Higher income tax expense for the three months ended March 31, 2024 was primarily attributable to an increase in income before taxes, offset by a $1.1 million benefit recorded related to a MAP request (see Note 12, Income Taxes).
Liquidity and Capital Resources
At March 31, 2024, we had cash and cash equivalent balances of $63.9 million. Our cash and cash equivalents balance includes U.S. treasury bills and money market funds with maturities at acquisition of less than three months.
At December 31, 2023, we had cash and cash equivalent balances of $42.5 million.
The Company is party to lease agreements that require letters of credit to secure the obligations which totaled $0.9 million at both March 31, 2024 and December 31, 2023. Additionally, the Company maintained a cash guarantee with a payroll vendor in the amount of $0.1 million at both March 31, 2024 and December 31, 2023. The restricted cash related to the letters of credit and the payroll vendor cash guarantee is recorded in "Restricted cash" on the condensed consolidated balance sheets.
As of March 31, 2024, we held $50.5 million of cash and cash equivalents in subsidiaries outside of the United States. Of that amount, $50.0 million is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.
We believe that our financial resources are adequate to meet our operating needs over the next twelve months.
Our cash flows are as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Cash provided by (used in):
Operating activities	$26,960	$13,237
Investing activities	(3,080)	(2,546)
Financing activities	(1,795)	(1,098)
Effect of foreign exchange rate changes on cash and cash equivalents	(734)	569
Operating Activities
Cash used in operating activities primarily consists of net income (loss), as adjusted for non-cash items, and changes in operating assets and liabilities. Non-cash adjustments consist primarily of allowance for doubtful accounts, amortization of intangible assets, deferred taxes, depreciation of property and equipment, and stock-based compensation. We expect cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. Our primary uses of cash from operating activities have been for personnel and vendor costs. We expect cash outflows from operating activities to be affected by changes in personnel costs and the payment of expenditures.
For the three months ended March 31, 2024, $27.0 million of cash was provided by operating activities. This was driven by a net income for the period and a decrease in our accounts receivable balance, partially offset by decreases in deferred revenues and accrued expenses. For the three months ended March 31, 2023, $13.2 million of cash was provided by operating activities.

Our working capital at March 31, 2024 was $42.0 million compared to $31.5 million at December 31, 2023. The increase was driven by lower deferred revenue and accounts payable balances and increased cash and cash equivalents, partially offset by lower accounts receivable.
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
For the three months ended March 31, 2024, net cash used in in investing activities was $3.1 million, compared to net cash used in investing activities of $2.5 million for the three months ended March 31, 2023. Cash used in investing activities primarily consisted of additions to property and equipment, net. For the three months ended March 31, 2023, net cash provided by investing activities consisted of additions to property, plant and equipment, net, and the purchase of ProvenDB.
Financing Activities
The changes in cash flows from financing activities primarily relate to the purchases of common stock under our share repurchase program and tax payments for restricted stock issuances.
Cash of $1.8 million used in financing activities during the three months ended March 31, 2024 was attributable to tax payments for stock issuances and cash paid for the holdback component of the ProvenDB acquisition. Cash of $1.1 million used in financing activities during the three months ended March 31, 2023 was attributable to tax payments for stock issuances.
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

At March 31, 2024, we reported ARR of $154.6 million, which was 9% higher than ARR of $141.3 million at March 31, 2023. Changes in foreign exchange rates during the three months ended March 31, 2024 as compared to the prior year positively impacted ARR by approximately $0.4 million. ARR growth was primarily driven by an increase in subscription contracts. Like prior quarters, ARR was impacted by increased deal scrutiny and longer sales cycles, timing related to contract renewals, and our decision to discontinue certain product portfolio offerings.
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
We reported NRR of 107% and 108% at March 31, 2024 and 2023, respectively. Year-over-year, NRR was primarily impacted by the same factors that affected ARR, as discussed above.

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

The following table reconciles net income (loss) as reported on our condensed consolidated statements of operations to Adjusted EBITDA:

	Three Months Ended March 31,
(In thousands)	2024	2023
Net income (loss)	$13,468	$(8,356)
Interest income, net	(101)	(503)
Provision for income taxes	1,034	689
Depreciation and amortization of intangible assets (1)	2,082	1,319
Long-term incentive compensation (2)	1,621	3,923
Restructuring and other related charges (3)	1,516	706
Other non-recurring items (4)	171	585
Adjusted EBITDA	$19,791	$(1,637)
(1) Includes cost of sales depreciation and amortization expense directly related to delivering cloud subscription revenue of $0.8 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. Costs are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
(2) Long-term incentive compensation includes immaterial expense for cash incentive grants awarded to employees located in jurisdictions where we do not issue stock-based compensation due to tax, regulatory or similar reasons. The expense associated with these cash incentive grants was $0.1 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.
(3) Includes immaterial restructuring and other related charges of less than $0.1 million and $0 for the three months ended March 31, 2024 and 2023, respectively, that are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
(4) For the three months ended March 31, 2024, other non-recurring items consist of $0.2 million of fees related to non-recurring projects. For the three months ended March 31, 2023, non-recurring items include $0.6 million of fees related to non-recurring projects and our acquisition of ProvenDB.

Adjusted EBITDA for the three months ended March 31, 2024 was $19.8 million compared to $(1.6) million for the three months ended March 31, 2023. The increase for the three months ended March 31, 2024 was driven largely by higher revenue and gross profit, as well as lower operating expenses as a result of the restructuring activities. Year-over-year changes in foreign exchange rates favorably impacted Adjusted EBITDA by approximately $0.3 million for the three months ended March 31, 2024.
Critical Accounting Policies
Our accounting policies are fully described in Note 1, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2023 and Note 2, Summary of Significant Accounting Policies, of our interim Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024. We believe our most critical accounting policies include revenue recognition, credit losses, and accounting for income taxes.
Item 3 - Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the three months ended March 31, 2024. For additional information, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our Form 10-K.

Item 4 - Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2024.
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
Item 1A – Risk Factors
There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 6, 2024.
Item 2 – Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company of its shares of common stock during the first quarter of 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2024 through January 31, 2024	—	$—	—	$15,762,798
February 1, 2024 through February 29, 2024	—	$—	—	$15,762,798
March 1, 2024 through March 31, 2024	—	$—	—	$15,762,798

(1)    On May 12, 2022, the Board of Directors terminated the stock repurchase program adopted on June 10, 2020 and adopted a new stock repurchase program under which the Company is authorized to repurchase up to $50.0 million of our issued and outstanding shares of common stock. Share purchases under the program will take place in open market transactions, privately negotiated transactions or tender offers, and may be made from time to time depending on market conditions, share price, trading volume, and other factors. The timing of the repurchases and the amount of stock repurchased in each transaction is subject to our sole discretion and will depend upon market and business conditions, applicable legal and credit requirements, and other corporate considerations. The authorization is effective until May 11, 2024 unless the total amount has been used or authorization has been cancelled.

Item 6 - Exhibits

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2024.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2024.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2024.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2024.

Exhibit 10.1 – 2024 Management Incentive Plan

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
_____________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2024.

OneSpan Inc.

/s/ Victor Limongelli
Victor Limongelli
Interim Chief Executive Officer
(Principal Executive Officer)

/s/ Jorge Martell
Jorge Martell
Chief Financial Officer
(Principal Financial and Accounting Officer)