Form 10-Q
period 2024-06-30
OneSpan Inc.
filed 2024-08-01
CIK 1044777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 37,871,062 shares of Common Stock, $0.001 par value per share, outstanding at July 26, 2024.

OneSpan Inc.
Form 10-Q
For the Quarter Ended June 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
OneSpan Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$63,843	$43,001
Restricted cash	460	529
Accounts receivable, net of allowances of $1,506 at June 30, 2024 and $1,536 at December 31, 2023	43,799	64,387
Inventories, net	12,507	15,553
Prepaid expenses	6,126	6,575
Contract assets	6,036	5,139
Other current assets	11,096	11,159
Total current assets	143,867	146,343
Property and equipment, net	20,251	18,722
Operating lease right-of-use assets	7,262	6,171
Goodwill	93,072	93,684
Intangible assets, net of accumulated amortization	8,679	10,832
Deferred income taxes	1,693	1,721
Other assets	12,039	11,718
Total assets	$286,863	$289,191
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$14,593	$17,452
Deferred revenue	55,928	69,331
Accrued wages and payroll taxes	12,386	14,335
Short-term income taxes payable	2,521	2,646
Other accrued expenses	8,124	10,684
Deferred compensation	151	382
Total current liabilities	93,703	114,830
Long-term deferred revenue	3,374	4,152
Long-term lease liabilities	7,003	6,824
Deferred income taxes	992	1,067
Other long-term liabilities	3,212	3,177
Total liabilities	108,284	130,050
Commitments and contingencies
Stockholders' equity
Preferred stock: 500 shares authorized, none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock: $0.001 par value per share, 75,000 shares authorized; 41,510 and 41,243 shares issued; 37,786 and 37,519 shares outstanding at June 30, 2024 and December 31, 2023, respectively	38	38
Additional paid-in capital	120,237	118,620
Treasury stock, at cost: 3,724 shares outstanding at June 30, 2024 and December 31, 2023	(47,377)	(47,377)
Retained earnings	118,960	98,939
Accumulated other comprehensive loss	(13,279)	(11,079)
Total stockholders' equity	178,579	159,141
Total liabilities and stockholders' equity	$286,863	$289,191
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Product and license	$32,438	$30,583	$70,236	$63,729
Services and other	28,486	25,150	55,531	49,611
Total revenue	60,924	55,733	125,767	113,340

Cost of goods sold
Product and license	11,247	14,038	20,953	25,326
Services and other	9,336	7,401	17,078	14,434
Total cost of goods sold	20,583	21,439	38,031	39,760

Gross profit	40,341	34,294	87,736	73,580

Operating costs
Sales and marketing	10,510	19,713	23,437	39,724
Research and development	8,341	10,090	16,600	19,553
General and administrative	11,557	15,826	21,564	32,479
Restructuring and other related charges	1,711	5,846	3,208	6,552
Amortization of intangible assets	585	583	1,180	1,166
Total operating costs	32,704	52,058	65,989	99,474

Operating income (loss)	7,637	(17,764)	21,747	(25,894)

Interest income, net	521	585	622	1,088
Other income (expense), net	331	29	622	(11)

Income (loss) before income taxes	8,489	(17,150)	22,991	(24,817)
Provision for income taxes	1,936	601	2,970	1,290

Net income (loss)	$6,553	$(17,751)	$20,021	$(26,107)

Net income (loss) per share
Basic	$0.17	$(0.44)	$0.52	$(0.65)
Diluted	$0.17	$(0.44)	$0.52	$(0.65)

Weighted average common shares outstanding
Basic	38,529	40,399	38,229	40,435
Diluted	39,007	40,399	38,680	40,435
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$6,553	$(17,751)	$20,021	$(26,107)
Other comprehensive income (loss)
Cumulative translation adjustment, net of tax	(488)	1,025	(2,143)	2,740
Pension adjustment, net of tax	(29)	(61)	(59)	(121)
Unrealized gain (loss) on available-for-sale securities	2	1	2	8
Comprehensive income (loss)	$6,038	$(16,786)	$17,821	$(23,480)
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)
For the Six Months Ended June 30, 2024:

Description	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	37,519	$38	3,724	$(47,377)	$118,620	$98,939	$(11,079)	$159,141
Net income	—	—	—	—	—	13,468	—	13,468
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,655)	(1,655)
Share-based compensation	—	—	—	—	1,540	—	—	1,540
Vesting of restricted stock awards	402	—	—	—	—	—	—	—
Tax payments for stock issuances	(153)	—	—	—	(1,595)	—	—	(1,595)
Pension adjustment, net of tax	—	—	—	—	—	—	(30)	(30)
Balance at March 31, 2024	37,768	$38	3,724	$(47,377)	$118,565	$112,407	$(12,764)	$170,869
Net income	—	—	—	—	—	6,553	—	6,553
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(488)	(488)
Share-based compensation	—	—	—	—	1,908	—	—	1,908
Vesting of restricted stock awards	29	—	—	—	—	—	—	—
Tax payments for stock issuances	(11)	—	—	—	(236)	—	—	(236)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	2	2
Pension adjustment, net of tax	—	—	—	—	—	—	(29)	(29)
Balance at June 30, 2024	37,786	$38	3,724	$(47,377)	$120,237	$118,960	$(13,279)	$178,579

For the Six Months Ended June 30, 2023:

Description	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	39,726	$40	1,038	$(18,222)	$107,305	$128,738	$(14,550)	$203,311
Net loss	—	—	—	—	—	(8,356)	—	(8,356)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,715	1,715
Share-based compensation	—	—	—	—	3,812	—	—	3,812
Vesting of restricted stock awards	329	—	—	—	—	—	—	—
Tax payments for stock issuances	(105)	—	—	—	(1,098)	—	—	(1,098)
Unrealized gain (loss) on available-for-sale-securities	—	—	—	—	—	—	7	7
Pension adjustment, net of tax	—	—	—	—	—	—	(60)	(60)
Balance at March 31, 2023	39,950	$40	1,038	$(18,222)	$110,019	$120,382	$(12,888)	$199,331
Net loss	—	—	—	—	—	(17,751)	—	(17,751)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,025	1,025
Share-based compensation					4,503			4,503
Vesting of restricted stock awards	44	—	—	—	—	—	—	—
Tax payments for stock issuances	(15)	—	—	—	(449)	—	—	(449)
Unrealized gain (loss) on available-for-sale-securities	—	—	—	—	—	—	1	1
Pension adjustment, net of tax	—	—	—	—	—	—	(61)	(61)
Balance at June 30, 2023	39,979	$40	1,038	$(18,222)	$114,073	$102,631	$(11,923)	$186,599

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$20,021	$(26,107)
Adjustments to reconcile net income (loss) from operations to net cash used in operations:
Depreciation and amortization of intangible assets	4,145	2,835
Write-off of intangible assets	804	—
Write-off of property and equipment, net	955	2,087
Impairments of inventories, net	—	1,568
Deferred tax benefit	(108)	66
Stock-based compensation	3,448	8,315
Allowance for credit losses	(31)	(49)
Changes in operating assets and liabilities:
Accounts receivable	19,877	27,356
Inventories, net	2,621	(4,299)
Contract assets	(1,666)	(1,017)
Accounts payable	(2,634)	35
Income taxes payable	(107)	(2,638)
Accrued expenses	(4,046)	(1,728)
Deferred compensation	(231)	(122)
Deferred revenue	(13,662)	(13,940)
Other assets and liabilities	(124)	1,248
Net cash provided by (used in) operating activities	29,262	(6,390)

Cash flows from investing activities:
Maturities of short-term investments	—	2,330
Additions to property and equipment	(5,321)	(6,491)
Additions to intangible assets	(39)	(14)
Cash paid for acquisition of business	—	(1,800)
Net cash used in investing activities	(5,360)	(5,975)

Cash flows from financing activities:
Contingent payment related to acquisition	(200)	—
Tax payments for restricted stock issuances	(1,831)	(1,546)
Net cash used in financing activities	(2,031)	(1,546)

Effect of exchange rate changes on cash	(1,098)	624

Net increase (decrease) in cash	20,773	(13,287)
Cash, cash equivalents, and restricted cash, beginning of period	43,530	97,374
Cash, cash equivalents, and restricted cash, end of period	$64,303	$84,087

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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
Foreign Currency Translation and Transactions
The financial position and results of operations of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other (expense) income, net. Foreign exchange transaction gains aggregated to $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively. Foreign exchange transaction losses aggregated to $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively.
Note 2 – Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 6, 2024 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
Restricted Cash
The Company is party to lease agreements that require letters of credit to secure the obligations which totaled $0.5 million and $0.4 million at June 30, 2024 and December 31, 2023, respectively. Additionally, the Company maintained a cash guarantee with a payroll vendor in the amount of $0 and $0.1 million at June 30, 2024 and December 31, 2023, respectively. The restricted cash related to the letters of credit and the payroll vendor cash guarantee is recorded in "Restricted cash" on the condensed consolidated balance sheets.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. Public business entities are required to adopt for annual fiscal periods beginning after December 15, 2024 and early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements and related disclosures.
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
•Digital Agreements. Digital Agreements consists of solutions that enable our clients to secure and automate business processes associated with their digital agreement and customer transaction lifecycles that require consent, non-repudiation and compliance. These solutions, which are largely cloud-based, include OneSpan Sign e-signature, OneSpan Notary, and Identity Verification. This segment also includes costs attributable to our transaction cloud platform.
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
Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue, sales and marketing, research and development expenses, amortization expense, and restructuring and other related charges that are incurred directly by a segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not directly attributable to a particular segment.
The tables below set forth information about the Company’s reportable operating segments for the three and six months ended June 30, 2024 and 2023, along with the items necessary to reconcile the segment information to the totals reported in the accompanying condensed consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	2024	2023
Digital Agreements
Revenue	$15,463	$11,862	$29,876	$23,414
Gross profit (1)	$9,741	$8,583	$19,632	$17,031
Gross margin	63%	72%	66%	73%
Operating loss (2)	$(155)	$(7,121)	$(420)	$(13,154)

Security Solutions
Revenue	$45,461	$43,871	$95,891	$89,926
Gross profit (3)	$30,600	$25,711	$68,104	$56,549
Gross margin	67%	59%	71%	63%
Operating income (4)	$20,693	$8,523	$46,571	$24,154

Total Company:
Revenue	$60,924	$55,733	$125,767	$113,340
Gross profit	$40,341	$34,294	$87,736	$73,580
Gross margin	66%	62%	70%	65%

Statements of Operations reconciliation:
Segment operating income	$20,538	$1,402	$46,151	$11,000
Corporate operating expenses not allocated at the segment level	12,901	19,166	24,404	36,894
Operating income (loss)	$7,637	$(17,764)	$21,747	$(25,894)
Interest income, net	521	585	622	1,088
Other income (expense), net	331	29	622	(11)
Income (loss) before income taxes	$8,489	$(17,150)	$22,991	$(24,817)

(1) Digital Agreements gross profit includes intangible asset write-off of $0.8 million and internal capitalized software write-off of $0.7 million (see Note 7, Intangible Assets and Note 8, Property and Equipment, net ) for the three and six months ended June 30, 2024.
(2) Digital Agreements operating loss includes $0.6 million and $1.1 million of amortization of intangible assets expense for the three and six months ended June 30, 2024, respectively, and $0.6 million and $1.1 million of amortization of intangible assets expense for the three and six months ended June 30, 2023, respectively.
(3) Security Solutions gross profit includes $1.6 million of inventory impairments related to discontinuation of investments in our Digipass CX product for the three and six months ended June 30, 2023 (see Note 5, Inventories, net).
(4) Security Solutions operating income includes $1.6 million of inventory impairments and $1.4 million of capitalized software write-offs related to discontinuation of investments in our Digipass CX product for the three and six months ended June 30, 2023 (see Note 5, Inventories, net and Note 8, Property and Equipment, net).
The following tables illustrate the disaggregation of revenues by category and services, including a reconciliation of the disaggregated revenues to revenues from the Company’s two reportable operating segments for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024		2023
(In thousands)	Digital Agreements	Security Solutions	Digital Agreements	Security Solutions
Subscription	$14,785	$14,857	$10,486	$12,499
Maintenance and support	490	9,742	1,130	10,473
Professional services and other (1)	188	1,123	246	1,253
Hardware products	—	19,739	—	19,646
Total Revenue	$15,463	$45,461	$11,862	$43,871

	Six Months Ended June 30,
	2024		2023
(In thousands)	Digital Agreements	Security Solutions	Digital Agreements	Security Solutions
Subscription	$28,597	$41,039	$20,834	$32,107
Maintenance and support	994	19,808	2,126	20,638
Professional services and other (1)	285	2,728	454	2,669
Hardware products	—	32,316	—	34,512
Total Revenue	$29,876	$95,891	$23,414	$89,926
(1) Professional services and other includes perpetual software licenses revenue, which was approximately 1% of total revenue for both the three and six months ended June 30, 2024 and approximately 1% of total revenue for both the three and six months ended June 30, 2023.
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
Revenue by major products and services

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Subscription	$29,642	$22,985	$69,636	$52,941
Maintenance and support	10,232	11,603	20,802	22,764
Professional services and other (1)	1,311	1,499	3,013	3,123
Hardware products	19,739	19,646	32,316	34,512
Total Revenue	$60,924	$55,733	$125,767	$113,340
(1) Professional services and other includes perpetual software licenses revenue, which was approximately 1% of total revenue for both the three and six months ended June 30, 2024 and approximately 1% of total revenue for both the three and six months ended June 30, 2023.
Revenue by location of customer for the Three and Six Months Ended June 30, 2024 and 2023
We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes North, Central, and South America; and 3) Asia Pacific (APAC), which includes Australia, New Zealand, and India. The breakdown of revenue in each of our major geographic areas was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	2024	2023
Revenue
EMEA	$25,194	$26,539	$57,036	$54,359
Americas	21,099	18,331	42,443	38,829
APAC	14,631	10,863	26,288	20,152
Total revenue	$60,924	$55,733	$125,767	$113,340

% of Total Revenue
EMEA	41%	48%	45%	48%
Americas	35%	33%	34%	34%
APAC	24%	19%	21%	18%
Timing of revenue recognition

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Products and licenses transferred at a point in time	$32,438	$30,583	$70,236	$63,729
Services transferred over time	28,486	25,150	55,531	49,611
Total Revenue	$60,924	$55,733	$125,767	$113,340

Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(In thousands)	2024	2023
Receivables, inclusive of trade and unbilled	$43,799	$64,387
Contract Assets (current and non-current)	$6,864	$5,322
Contract Liabilities (Deferred Revenue current and non-current)	$59,302	$73,483
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
Revenue recognized during the six months ended June 30, 2024 included $48.2 million that was included on the December 31, 2023 consolidated balance sheet in contract liabilities. Deferred revenue decreased in the same period due to timing of annual renewals.
Transaction price allocated to the remaining performance obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of the period. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2024:

(In thousands)	2024	2025	2026	Beyond 2026	Total
Future revenue related to current unsatisfied performance obligations	$31,071	$38,266	$21,380	$7,377	$98,094
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

The following tables provide information related to the capitalized costs and amortization recognized in the current and prior period:

(In thousands)	June 30, 2024	December 31, 2023
Capitalized costs to obtain contracts, current	$3,892	$3,503
Capitalized costs to obtain contracts, non-current	$11,126	$10,766

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Amortization of capitalized costs to obtain contracts	$942	$754	$1,826	$1,485
Note 5 – Inventories, net
Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method.
Inventories, net consist of the following:

(In thousands)	June 30, 2024	December 31, 2023
Component parts (1)	$6,469	$8,511
Finished goods	6,038	7,042
Total	$12,507	$15,553
(1) In conjunction with the Company's decision to discontinue investments in its Digipass CX product (see Note 16 Restructuring and Other Related Charges), non-cash impairment charges of $1.6 million for component parts, net, were recorded in "Product and license cost of goods sold" on the condensed consolidated statements of operations for the three months ended June 30, 2023. In November 2023, the Company launched a new product line, Digipass FX1 BIO, and identified the component parts previously purchased for the Digipass CX products that will be used for Digipass FX1 BIO products. For the year ended December 31, 2023, the Company reversed $1.4 million of the previous write-off to "Cost of goods, sold - Product license" within the consolidated statements of operations.
Note 6 – Goodwill
The following table presents the changes in goodwill during the six months ended June 30, 2024:

(In thousands)	Digital Agreements	Security Solutions	Total
Net balance at December 31, 2023	$20,893	$72,791	$93,684
Foreign currency exchange rate effect	(133)	(479)	(612)
Net balance at June 30, 2024	$20,760	$72,312	$93,072
No impairment of goodwill was recorded during the six months ended June 30, 2024 and 2023.

Note 7 – Intangible Assets
Intangible assets as of June 30, 2024 and December 31, 2023 consist of the following:

		As of June 30, 2024		As of December 31, 2023
(In thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	3 to 7	$42,248	$42,082	$43,869	$42,712
Customer relationships	5 to 12	34,721	27,020	34,773	25,960
Patents, trademarks, and other	10 to 20	13,112	12,300	13,103	12,241
Total		$90,081	$81,402	$91,745	$80,913
Amortization expense was $0.7 million and $1.4 million for the three and six months ended June 30, 2024, respectively, compared to $0.7 million and $1.3 million for the three and six months ended June 30, 2023, respectively. Amortization expense includes cost of sales amortization expense directly related to delivering cloud subscription revenue of $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively. Costs are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
Certain intangible assets are denominated in functional currencies besides the U.S. dollar and are subject to currency fluctuations.
In connection with the continued execution of cost reductions, during the quarter ended June 30, 2024, the Company decided to stop any incremental development investments supporting its previously acquired blockchain technology and related commercial efforts (see Note 16, Restructuring and Other Related Charges). This asset contributed no revenue as it was still in its investment stage. As a result, the Company wrote-off $0.8 million associated with the remaining unamortized value of this intangible asset in "Services and other cost of goods sold" on the condensed consolidated statements of operations for the three and six months ended June 30, 2024.
There were no other write-offs or impairments of intangible assets recorded during the six months ended June 30, 2024 and 2023.
Note 8 – Property and Equipment, net
The following table presents the major classes of property and equipment, net, as of June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024	December 31, 2023
Office equipment and software	$8,799	$8,574
Leasehold improvements	7,589	7,459
Furniture and fixtures	3,637	3,658
Capitalized software	16,217	12,560
Total	36,242	32,251
Accumulated depreciation	(15,991)	(13,529)
Property and equipment, net	$20,251	$18,722
Depreciation expense was $1.4 million and $2.8 million for the three and six months ended June 30, 2024, respectively, compared to $0.8 million and $1.5 million for the three and six months ended June 30, 2023, respectively. Depreciation expense includes cost of sales depreciation expense directly related to delivering cloud subscription revenue of $0.8 million and $1.5 million for the three and six months ended June 30, 2024, respectively, and $0.1 million for both the three and six months ended June 30, 2023. Costs are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
In connection with the continued execution of cost reductions, the Company decided to stop any incremental development investments supporting its previously acquired blockchain technology and related commercial efforts. As a result, the Company wrote-off the internal capitalized software used to build out connection points for its blockchain technology and its e-signature product (see Note 16, Restructuring and Other Related Charges). The total write off amounted to $1.0 million within property and equipment, net, of which $0.7 million was recognized in "Services and other cost of goods sold" on the condensed consolidated statements of operations for the three and six months ended June 30, 2024. The remaining write-off amount of $0.3 million was recognized in "Restructuring and other related charges" on the condensed consolidated statements of operations for the three and six months ended June 30, 2024.
As part of the Company's decision to discontinue investments in its Digipass CX product (see Note 16, Restructuring and Other Related Charges), write-offs of $1.4 million for capitalized software were recorded in "Restructuring and other related charges" on the condensed consolidated statements of operations for the three months ended June 30, 2023.

    In conjunction with the Company's Chicago office lease abandonment (see Note 16, Restructuring and Other Related Charges), write-offs of $0.6 million for leasehold improvements and $0.1 million for office equipment and software were recorded in "Restructuring and other related charges" on the condensed consolidated statements of operations for the three months ended June 30, 2023.
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
The following tables summarize the Company’s financial assets by level in the fair value hierarchy, which are measured at fair value on a recurring basis, as of June 30, 2024 and December 31, 2023:

	Fair Value Measurement at Reporting Date Using
(In thousands)	June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Bills	$1,999	$1,999	$—	$—
Money Market Funds	$45,793	$45,793	$—	$—

	Fair Value Measurement at Reporting Date Using
(In thousands)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$8,496	$8,496	$—	$—

The Company classifies its investments in debt securities as available-for-sale. The Company reviews available-for-sale debt securities for impairments related to losses and other factors each quarter. The unrealized gains and losses on the available-for-sale debt securities were not material as of June 30, 2024 and December 31, 2023. The Company did not have any financial liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.
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
Note 10 – Allowance for Credit Losses
In accordance with accounting standards updates ("ASU") No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” the Company evaluates its allowance based on expected losses rather than incurred losses, which is known as the current expected credit loss (“CECL”) model. The allowance is determined using the loss rate approach and is measured on a collective (pool) basis when similar risk characteristics exist. Where financial instruments do not share risk characteristics, they are evaluated on an individual basis. The allowance is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.
The changes in the allowance for credit losses during the six months ended June 30, 2024 were as follows:

(In thousands)
Balance at December 31, 2023	$1,536
Provision	2
Write-offs	(34)
Net foreign currency translation	2
Balance at June 30, 2024	$1,506
Note 11 – Leases
Operating lease cost details for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Building rent	$204	$478	$516	$1,001
Automobile rentals	330	316	677	566
Total net operating lease costs	$534	$794	$1,193	$1,567
At June 30, 2024, the Company’s weighted average remaining lease term for its operating leases is 5.6 years, and the weighted average discount rate for its operating leases is 6%.
During the six months ended June 30, 2024, there were $1.3 million of operating cash payments for lease liabilities and $2.0 million of right-of-use assets obtained in exchange for new lease liabilities.
In October 2023, the Company signed a lease agreement to lease new office space in Brussels. The lease agreement consisted of a nine-year lease and commenced in the second quarter of 2024.
As part of its multi-year restructuring plan (see Note 16, Restructuring and Other Related Charges), the Company vacated its Chicago office space and abandoned the underlying leases during the three months ended June 30, 2023. The Company accrued a $1.4 million early lease termination fee, which is reflected on the condensed consolidated statements of operations for the three months ended June 30, 2023 in "Restructuring and other related charges". The underlying lease right-of-use asset and lease liability for the Chicago leased office space were written off, and a $0.3 million gain related to rent concessions and tenant improvement allowances was recorded on the condensed consolidated statement of operations for the three months ended June 30, 2023 in "Restructuring and other related charges".
Maturities of the Company’s operating leases as of June 30, 2024 are as follows:

(In thousands)	As of June 30, 2024
2024	$1,137
2025	1,864
2026	1,854
2027	1,671
2028	1,566
Later years	2,167
Less imputed interest	(1,558)
Accrued lease termination fees	714
Total lease liabilities	$9,415
Note 12 – Income Taxes
The Company’s estimated annual effective tax rate for 2024, before discrete items and excluding entities with a valuation allowance, is expected to be approximately 14%. The Company’s global effective tax rate is lower than the U.S. statutory tax rate of 21% primarily due to the release of valuation allowances for the current year earnings for companies with a valuation allowance, offset by nondeductible expenses. In addition, the Company received a favorable response in connection with its Mutual Agreement Procedure ("MAP") request related to a Belgium audit concluded in 2020. A tax benefit of $1.1 million was recorded for the six months ended June 30, 2024. The ultimate tax expense will depend on the mix of earnings in various jurisdictions. Income taxes, net of refunds, of $4.4 million and $3.8 million were paid during the six months ended June 30, 2024 and 2023, respectively.
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
The Company awarded 0.3 million restricted stock units during the six months ended June 30, 2024, subject to time-based vesting. The fair value of the unissued time-based restricted stock unit grants was $3.5 million at the dates of grant and the grants are being amortized over the vesting periods of one to three years.

The Company awarded restricted stock units subject to the achievement of service and future performance criteria during the six months ended June 30, 2024, which allows for up to 0.1 million shares to be earned if the performance criteria are achieved at the target level. The fair value of these awards was $1.6 million as the dates of grant and the awards are being amortized over the requisite service period of one to three years. The Company currently believes that approximately 100% of these shares are expected to be earned.
The following table summarizes stock-based compensation expense and other long-term incentive plan compensation expense for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Stock-based compensation (1)	$1,908	$4,503	$3,448	$8,315
Other long-term incentive plan compensation (2)	86	68	167	179
Total compensation	$1,994	$4,571	$3,615	$8,494
(1) Stock-based compensation declined for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, and was primarily due to the departure of the former CEO and forfeitures reversed upon his termination and timing of annual grants, as well as lower awards granted for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023.
(2) Other long-term incentive compensation consists of immaterial expense for cash incentive awards granted to employees located in jurisdictions where we do not issue stock-based compensation due to tax, regulatory or similar reasons.
Note 14 – Earnings per Share
Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive. Because the Company was in a net loss position for the three and six months ended June 30, 2023, diluted net loss per share for the period excludes the effects of common stock equivalents, which are anti-dilutive.
The details of the earnings per share calculations for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net income (loss)	$6,553	$(17,751)	$20,021	$(26,107)
Weighted average common shares outstanding:
Basic	38,529	40,399	38,229	40,435
Incremental shares with dilutive effect:
Restricted stock units	478	—	451	—
Diluted	39,007	40,399	38,680	40,435

Net income (loss) per share:
Basic	$0.17	$(0.44)	$0.52	$(0.65)
Diluted	$0.17	$(0.44)	$0.52	$(0.65)

Note 15 – Legal Proceedings and Contingencies
The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of business. The Company currently does not anticipate that these matters, if resolved against the Company, will have a material adverse impact on its financial results or financial condition.
The Company accrues loss contingencies when losses become probable and are reasonably estimable. As of June 30, 2024, the Company has recorded an accrual of $1.1 million for loss contingencies associated with employment-termination benefits and landlord dispute matters.
The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible, but not probable. As of June 30, 2024, the Company does not have any reasonably possible losses for which an estimate can be made. Although the Company intends to defend its legal matters vigorously, the ultimate outcome of these matters is uncertain. However, the Company does not expect the potential losses, if any, to have a material adverse impact on its operating results, cash flows, or financial condition.
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
In connection with the Plan (including the 2023 Actions), the Company recorded $3.2 million and $4.7 million in restructuring charges for the three and six months ended June 30, 2024 of which $1.5 million is recorded in "Services and other cost of goods sold" in the condensed consolidated statements of operations for both the three and six months ended June 30, 2024 and $1.7 million and $3.2 million is recorded in “Restructuring and other related charges” in the condensed consolidated statements of operations for the three and six months ended June 30, 2024. The Company recorded $5.8 million and $6.6 million for the three and six months ended June 30, 2023, respectively, in “Restructuring and other related charges” in the condensed consolidated statements of operations.
The main categories of charges are in the following areas:
•Employee costs – include severance, related benefits and retention pay costs incurred as a result of eliminating positions in certain areas of the Company. For the three and six months ended June 30, 2024 employee costs were $1.2 million and $2.6 million, respectively. For the three and six months ended June 30, 2023, employee costs were $2.4 million and $3.1 million, respectively. In total, there were approximately 320 employees, across multiple functions, whose positions were made redundant. The $2.0 million current portion of the restructuring liability at June 30, 2024 is included in "Accrued wages and payroll taxes" in the consolidated balance sheet and is expected to be paid within the next 12 months. The $0.5 million non-current portion is included in "Other long-term liabilities" in the condensed consolidated balance sheet and is expected to be paid within the next 24 months.
•Real estate rationalization costs – includes costs to align the real estate footprint with the Company’s needs. During 2023, the Company vacated its Chicago and Brussels office spaces, which resulted in the abandonment and termination of the underlying leases. The Company accrued contract termination fees of $1.4 million for the Chicago office during the three months ended June 30, 2023. The Company terminated its Brussels warehouse lease, effective July 31, 2024, and accrued $0.3 million in settlement costs. For the three months ended June 30, 2024, the Company accrued an additional $0.1 million in costs for the Brussels warehouse lease. The $0.3 million current portion of the restructuring liability at June 30, 2024 is included in "Other accrued expenses" in the condensed consolidated balance sheet and is expected to be paid within the next 12 months. The remaining $0.7 million portion is included in "Current lease liabilities" in the condensed consolidated balance sheet and is expected to be paid within the next 12 months. In conjunction with the abandonment of the Chicago lease, the underlying right-of-use asset and liability were written off and a $0.3 million gain was recorded related to rent concessions and tenant improvement allowances for restructuring. The Company wrote off $0.7 million of fixed assets in its Chicago leased office space (see Note 8, Property and Equipment, net).
•Product and services optimization costs - include costs to discontinue products and services that are no longer advancing the Company's operating model. The Company made the decision to stop any incremental development investments supporting its previously acquired blockchain technology, and related commercial efforts. As a result, the Company wrote-off the related acquired technology and previously capitalized software. The Company recorded a $0.8 million write-off of intangible assets in "Services and other cost of goods sold" on the condensed consolidated statements of operations for the three and six months ended June 30, 2024 (see Note 7, Intangible Assets). For capitalized software, the Company recorded a write-off of $1.0 million of property and equipment, net, of which $0.7 million was recognized in "Services and other cost of goods sold" on the condensed consolidated statements of operations for the three and six months ended June 30, 2024 (see Note 8, Property and Equipment, net). The remaining write-off amount of $0.3 million was recognized in "Restructuring and other related charges" on the condensed consolidated statements of operations for the three and six months ended June 30, 2024. During the three months ended June 30, 2023, the Company made the decision to discontinue investments in its Digipass CX product and incurred $1.4 million of write-offs for capitalized software. The charges are recorded in "Restructuring and other related charges" on the condensed consolidated statements of operations for the three months ended June 30, 2023 (see Note 8, Property and Equipment, net).
•Vendor rationalization costs – include costs for contractually committed services the Company is no longer utilizing. For the three and six months ended June 30, 2024, the Company accrued $0.1 million and $0.2 million and for the three and six months ended June 30, 2023, the Company accrued $0.2 million. These costs are included in "Restructuring and other related charges" on the condensed consolidated statements of operations.
The table below sets forth the changes in the carrying amount of the restructuring charge liability for the six months ended June 30, 2024.

(In thousands)	Employee Costs	Real Estate Rationalization	Total
Balance as of December 31, 2023	$3,130	$1,885	$5,015
Additions	2,789	93	2,882
Payments	(3,572)	(795)	(4,367)
Balance as of June 30, 2024	$2,347	$1,183	$3,530

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “OneSpan,” “Company,” “we,” “our,” and “us” refer to OneSpan Inc. and its subsidiaries.
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of OneSpan for the three- and six-month periods ended June 30, 2024 and 2023 as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”).
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

Our solutions help our customers ensure the integrity of the people and records associated with digital agreements, transactions, and interactions in industries including banking, financial services, healthcare, and professional services. We are trusted by global blue-chip enterprises, including more than 60% of the world’s 100 largest banks, and we process millions of digital agreements and billions of transactions in more than 100 countries annually.

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

•Digital Agreements. Digital Agreements consists of solutions that enable our clients to secure and automate business processes associated with their digital agreement and customer transaction lifecycles that require consent, non-repudiation and compliance. These solutions, which are largely cloud-based, include OneSpan Sign e-signature, OneSpan Notary, and Identity Verification. This segment also includes costs attributable to our transaction cloud platform.

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
On August 3, 2023, our Board of Directors approved the 2023 Actions. We have incurred and expect to continue to incur restructuring charges in connection with the 2023 Actions, most of which are related to employee transition and severance payments and employee benefits, with a significantly smaller amount of charges related to vendor contract termination and rationalization actions. We currently expect that we will incur restructuring charges of approximately $1.0 million to $2.0 million related to the 2023 Actions in future periods, substantially all of which relate to employee transition and severance payments.
Actions taken under the restructuring plan consist of the following:
•We have reduced headcount by eliminating approximately 320 redundant positions and incurred severance, related benefits, and retention pay costs.
•In June 2023, we vacated our Chicago leased office space and abandoned the underlying leases, and, in future periods, plan to further align our real estate footprint with the Company's operating needs. We recorded lease termination costs, write-offs related to the vacated location's fixed assets, and a gain on the underlying right-of-use asset and liability write-off.
•In June 2023, we made the decision to discontinue investments in our Digipass CX product, which resulted in write-offs of capitalized software.
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

•In June 2024, we made the decision to stop any incremental development investments supporting our previously acquired blockchain technology and related commercial efforts, which resulted in write-offs of such acquired technology and related capitalized software.
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
Historically, operating expenses have been impacted by changes in foreign exchange rates. We estimate the change in currency rates during the three months ended June 30, 2024 compared to the comparable prior year period resulted in a decrease in operating expenses of approximately $0.1 million. We estimate the change in currency rates during the six months ended June 30, 2024 compared to the comparable prior year period resulted in a decrease in operating expenses of approximately $0.1 million.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Long-term incentive plan compensation expense includes both stock-based incentives and an immaterial amount of cash-based incentives. During the three months ended June 30, 2024 and 2023, operating expenses included $2.0 million and $4.6 million, respectively, of expenses related to stock-based and long-term incentive plans. During the six months ended June 30, 2024 and 2023, operating expenses included $3.6 million and $8.5 million, respectively, of expenses related to stock-based and long-term incentive plans.

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

•General and administrative. General and administrative expenses consist primarily of personnel costs, legal, consulting and other professional fees, and long-term incentive compensation. We expect general and administrative expenses to decrease in absolute dollars (excluding non-recurring items) as we continue to implement the 2023 Actions, although our general and administrative expenses may fluctuate as a percentage of total revenue.
•Amortization of intangible assets. Acquired intangible assets are amortized over their respective amortization periods and are periodically evaluated for impairment or changes in estimated useful life.
•Restructuring and related charges. Restructuring and other related charges consist of employee costs which include severance, retention pay, and related benefits incurred from headcount reductions as part of our restructuring plan, including the 2023 Actions; real estate rationalization costs incurred to optimize our real estate footprint which include lease contract termination costs, asset impairment charges, and lease right-of-use asset and lease liability write-off gains or losses; product and services optimization costs incurred to advance our operating model which include write-offs of capitalized software assets no longer in use; write-offs of acquired blockchain technology and related capitalized software due to the discontinuation of incremental development investments and related commercial efforts; and vendor rationalization costs for contractually committed services the Company is no longer utilizing. We plan to incrementally incur additional restructuring costs through December 31, 2025, when the restructuring plan terminates and the 2023 Actions are completed.
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
Interest Income, Net
Interest income, net, consists of income earned on our cash equivalents. Our cash equivalents are invested in short-term instruments at current market rates.
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
As the majority of our earnings are generated outside of the U.S., our consolidated effective tax rate is strongly influenced by the effective tax rate of our foreign operations. Changes in the effective rate related to foreign operations reflect changes in the geographic mix of earnings and the tax rates in each of the countries in which it is earned. The statutory tax rate for the primary foreign tax jurisdictions ranges from 11% to 35%.
Impact of Currency Fluctuations
During the three months ended June 30, 2024 and 2023, we generated approximately 85% and 83% of our revenues and incurred approximately 60% and 55% of our operating expenses, respectively, outside of the U.S. During the six months ended June 30, 2024 and 2023, we generated approximately 84% and 82% of our revenues and incurred approximately 61% and 55% of our operating expenses, respectively, outside of the U.S. As a result, changes in currency exchange rates, especially the Euro exchange rate and the Canadian Dollar exchange rate, can have a significant impact on our revenue and operating expenses.

While the majority of our revenue is generated outside of the U.S., a significant amount of our revenue earned during the six months ended June 30, 2024 was denominated in U.S. Dollars. For the six months ended June 30, 2024, approximately 54% of our revenue was denominated in U.S. Dollars, 42% was denominated in Euros and 4% was denominated in other currencies. For the six months ended June 30, 2023, approximately 52% of our revenue was denominated in U.S. Dollars, 43% was denominated in Euros and 5% was denominated in other currencies.

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

The financial position and the results of operations of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland, Singapore and Canada, are measured using the local currency as the functional currency. The functional currency for our subsidiaries in Switzerland, Singapore and Canada is the U.S. Dollar. Accordingly, assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates generated a comprehensive loss of $0.5 million and $2.1 million during the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2023, translation adjustments arising from differences in exchange rates generated a comprehensive gain of $1.0 million and $2.7 million, respectively.

Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other (expense) income, net. Foreign exchange transaction gains aggregated $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2023, losses resulting from foreign currency transactions were $0.2 million and $0.4 million, respectively.

Results of Operations
The following table sets forth, for the periods indicated, selected segment and condensed consolidated operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	2024	2023
Digital Agreements
Revenue	$15,463	$11,862	$29,876	$23,414
Gross profit	$9,741	$8,583	$19,632	$17,031
Gross margin	63%	72%	66%	73%
Operating loss	$(155)	$(7,121)	$(420)	$(13,154)

Security Solutions
Revenue	$45,461	$43,871	$95,891	$89,926
Gross profit	$30,600	$25,711	$68,104	$56,549
Gross margin	67%	59%	71%	63%
Operating income	$20,693	$8,523	$46,571	$24,154

Total Company:
Revenue	$60,924	$55,733	$125,767	$113,340
Gross profit	$40,341	$34,294	$87,736	$73,580
Gross margin	66%	62%	70%	65%

Statements of Operations reconciliation:
Segment operating income	$20,538	$1,402	$46,151	$11,000
Corporate operating expenses not allocated at the segment level	12,901	19,166	24,404	36,894
Operating income (loss)	7,637	(17,764)	21,747	(25,894)
Interest income, net	521	585	622	1,088
Other income (expense), net	331	29	622	(11)
Income (loss) before income taxes	$8,489	$(17,150)	$22,991	$(24,817)
Revenue
Revenue by products and services allocated to the segments for the three and six months ended June 30, 2024, and 2023 is as follows:

	Three Months Ended June 30,
	2024		2023
(In thousands)	Digital Agreements	Security Solutions	Digital Agreements	Security Solutions
Subscription	$14,785	$14,857	$10,486	$12,499
Maintenance and support	490	9,742	1,130	10,473
Professional services and other (1)	188	1,123	246	1,253
Hardware products	—	19,739	—	19,646
Total Revenue	$15,463	$45,461	$11,862	$43,871

	Six Months Ended June 30,
	2024		2023
(In thousands)	Digital Agreements	Security Solutions	Digital Agreements	Security Solutions
Subscription	$28,597	$41,039	$20,834	$32,107
Maintenance and support	994	19,808	2,126	20,638
Professional services and other (1)	285	2,728	454	2,669
Hardware products	—	32,316	—	34,512
Total Revenue	$29,876	$95,891	$23,414	$89,926
(1) Professional services and other includes perpetual software licenses revenue, which was approximately 1% of total revenue for both the three and six months ended June 30, 2024 and approximately 1% of total revenue for both the three and six months ended June 30, 2023.
Total revenue increased by $5.2 million, or 9%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Changes in foreign exchange rates as compared to the same period in 2023 negatively impacted revenue by approximately $0.2 million. For the six months ended June 30, 2024, revenue increased by $12.4 million, or 11%, compared to the six months ended June 30, 2023. Changes in foreign exchange rates as compared to the same period in 2023 favorably impacted revenue by approximately $0.1 million.
Additional information on our revenue by segment follows.
•Digital Agreements revenue increased $3.6 million, or 30%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. For the six months ended June 30, 2024, Digital Agreements revenue increased $6.5 million, or 28%. The increase in Digital Agreements revenue for both periods was primarily attributable to existing customer expansions and new logos. Changes in foreign currency rates compared to the same period in 2023 negatively impacted Digital Agreements revenue by less than $0.1 million for the three months ended June 30, 2024. Changes in foreign currency rates compared to the same period in 2023 favorably impacted Digital Agreements revenue by less than $0.1 million for the six months ended June 30, 2024.
•Security Solutions revenue increased $1.6 million, or approximately 4%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase in Security Solutions revenue was primarily attributable to an increase in demand for authentication solutions from existing customers, partially offset by modest declines in maintenance revenue as we transition legacy perpetual contracts to subscription licenses. Changes in foreign exchange rates for the three months ended June 30, 2024 compared to the same period in 2023 negatively impacted Security Solutions revenue by $0.2 million. For the six months ended June 30, 2024, Security Solutions revenue increased $6.0 million, or 7%, which was driven by an increase in demand for authentication solutions from existing customers, partially offset by modest declines in maintenance revenue, identity verification revenue, and lower quantities of hardware devices sold. Changes in foreign exchange rates for the six months ended June 30, 2024 compared to the same period in 2023 favorably impacted Security Solutions revenue by $0.1 million.
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

Revenue by Geographic Regions: We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes sales in North, Central, and South America; and 3) Asia Pacific (APAC), which also includes Australia, New Zealand, and India. The breakdown of revenue in each of our major geographic areas was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	2024	2023
Revenue
EMEA	$25,194	$26,539	$57,036	$54,359
Americas	21,099	18,331	42,443	38,829
APAC	14,631	10,863	26,288	20,152
Total revenue	$60,924	$55,733	$125,767	$113,340

% of Total Revenue
EMEA	41%	48%	45%	48%
Americas	35%	33%	34%	34%
APAC	24%	19%	21%	18%
For the three months ended June 30, 2024, revenue generated in EMEA was $1.3 million, or 5%, lower than the same period in 2023, primarily due to a decrease in mobile solution products and lower hardware volumes from existing customers. For the six months ended June 30, 2024, revenue generated in EMEA was $2.7 million, or 5%, higher than the same period in 2023, primarily due to an increase in on-premises term subscription revenue from existing customer expansions in authentication products, partially offset by lower hardware revenue and mobile application security solutions.
For the three months ended June 30, 2024, revenue generated in the Americas was $2.8 million, or 15%, higher than the three months ended June 30, 2023. The increase was primarily driven by an increase in Digital Agreements revenue. For the six months ended June 30, 2024, revenue generated in the Americas was $3.6 million, or 9%, higher than the same period in 2023, primarily due to an increase in Digital Agreements revenue and software authentication products, partially offset by lower hardware revenue.
For the three months ended June 30, 2024, revenue generated in APAC was $3.8 million, or 35%, higher than the three months ended June 30, 2023. For the six months ended June 30, 2024, revenue generated in APAC was $6.1 million, or 30%, higher than the same period in 2023. The increase for both periods was driven by customer expansion in authentication and mobile solutions, higher customer purchase volumes of hardware products, and a higher average selling price.

Cost of Goods Sold and Gross Margin
The following table presents cost of goods sold for our products and services for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	2024	2023
Cost of goods sold
Product and license	$11,247	$14,038	$20,953	$25,326
Services and other	9,336	7,401	17,078	14,434
Total cost of goods sold	$20,583	$21,439	$38,031	$39,760

Gross profit	$40,341	$34,294	$87,736	$73,580

Gross margin
Product and license	65%	54%	70%	60%
Services and other	67%	71%	69%	71%
Total gross margin	66%	62%	70%	65%
The cost of product and license revenue decreased by $2.8 million, or 20%, and $4.4 million, or 17% during the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023. The decrease in cost of product and license revenue for both the three and six months ended June 30, 2024 was driven primarily by flat to lower hardware revenue and lower third-party license costs, and the $1.6 million inventory non-cash impairment recognized in the prior year in conjunction with the discontinuation of investments in our Digipass CX product.
The cost of services and other revenue increased by $1.9 million, or 26%, and $2.6 million, or 18%, during the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023. The increase in cost of services for both three and six months ended June 30, 2024 was largely due to higher cloud platform costs related to higher volume usage and the write-off associated with acquired technology and capitalized internally-developed software costs due to the decision to discontinue investment in blockchain technology.
Gross profit increased $6.0 million, or 18%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Gross profit margin was 66% for the three months ended June 30, 2024, compared to 62% for the three months ended June 30, 2023. Gross profit increased $14.2 million, or 19% during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Gross profit margin was 70% for the six months ended June 30, 2024, compared to 65% for the six months ended June 30, 2023. The change in profit margin was driven primarily by higher revenue and the changes in costs of revenues discussed above.
The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies, including the Euro. The impact of changes in currency rates are estimated to have had an favorable impact on overall cost of goods sold of less than $0.1 million for the three months ended June 30, 2024 and no impact on overall cost of goods sold for the six months ended June 30, 2024. Had currency rates during the three months ended June 30, 2024 been equal to rates in the comparable period of 2023, the gross profit margin would have been less than 1 percentage point lower, driven by the unfavorable currency rate impact to revenue. Had currency rates during the six months ended June 30, 2024 been equal to rates in the comparable period of 2023, the gross profit margin would have been less than 1 percentage point higher, driven by the favorable currency rate impact to revenue.
Additional information on our gross profit by segment follows.
•Digital Agreements gross profit increased $1.2 million, or 13%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Digital Agreements gross margin for the three months ended June 30, 2024 was 63%, compared to 72% for the three months ended June 30, 2023. For the six months ended June 30, 2024, Digital Agreements gross profit increased $2.6 million, or 15%, compared to the comparable period in 2023. Digital Agreements gross margin for the six months ended June 30, 2024 was 66%, compared to 73% for the six months ended June 30, 2023. The increase in gross profit for both periods was driven by higher overall revenue, partially offset by higher cloud platform costs, higher depreciation of capitalized software costs, The decrease in gross margin for both periods is primarily the result of an increase in depreciation of capitalized software costs, including the write-off of the previously capitalized software, as compared to prior year.
•Security Solutions gross profit increased $4.9 million, or 19%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, driven primarily by an increase in subscription revenue. Security Solutions gross margin for the three months ended June 30, 2024 was 67%, compared to 59% for the three months ended June 30, 2023. The increase in gross margin was primarily due to lower overall costs and the inventory impairment recognized in the prior year period. For the six months ended June 30, 2024, Security Solutions gross profit increased $11.6 million, or 20%, compared to the comparable period in 2023. The increase in gross profit was driven by an increase in subscription revenue, lower third-party license costs, and inventory impairments recognized in the prior year period. Security Solutions gross margin for the six months ended June 30, 2024 was 71%, compared to 63% for the six months ended June 30, 2023. The increase in gross margin was primarily due to more favorable revenue mix between software and hardware, more favorable customer mix in our hardware business, lower third-party license costs, and inventory impairments recognized in the prior year period.
Operating Expenses
Operating expenses decreased by $19.4 million, or 37%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. For the three months ended June 30, 2024, changes in foreign exchange rates favorably impacted operating expenses by approximately $0.1 million as compared to the same period in 2023. Operating expenses decreased by $33.5 million, or 34%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. For the six months ended June 30, 2024, changes in foreign exchange rates favorably impacted operating expenses by approximately $0.1 million as compared to the same period in 2023.
The following table presents the breakout of operating expenses by category as of June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Operating costs
Sales and marketing	$10,510	$19,713	$23,437	$39,724
Research and development	8,341	10,090	16,600	19,553
General and administrative	11,557	15,826	21,564	32,479
Restructuring and other related charges	1,711	5,846	3,208	6,552
Amortization of intangible assets	585	583	1,180	1,166
Total operating costs	$32,704	$52,058	$65,989	$99,474
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended June 30, 2024 decreased by $9.2 million, or 47%, compared to the three months ended June 30, 2023. Sales and marketing expenses for the six months ended June 30, 2024 decreased by $16.3 million, or 41%, compared to the six months ended June 30, 2023. The decreases were driven primarily by lower employee compensation costs which included decreases in commissions, salaries, and benefits as a result of headcount reductions, along with decreased marketing costs and travel and entertainment expenses.
Average full-time sales, marketing, support, and operating employee headcount for the three and six months ended June 30, 2024 was 166 and 175, respectively, compared to 380 and 368 for the three and six months ended June 30, 2023, respectively. Average headcount was 56% and 52% lower for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023.
Research and Development Expenses
Research and development expenses for the three months ended June 30, 2024 decreased by $1.7 million, or 17%, compared to the three months ended June 30, 2023. Research and development expenses for the six months ended June 30,

2024 decreased by $3.0 million, or 15%, compared to the six months ended June 30, 2023. The decrease in expense was driven primarily by lower compensation costs as a result of lower headcount and lower consulting expenses related to our strategic transformation plan partially offset by lower year over year capitalized software.
Average full-time research and development employee headcount for the three and six months ended June 30, 2024 was 239 and 245, respectively, compared to 319 and 317 for the three and six months ended June 30, 2023, respectively. Average headcount was 25% and 23% lower for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2024 decreased by $4.3 million, or 27%, compared to the three months ended June 30, 2023. General and administrative expenses for the six months ended June 30, 2024 decreased by $10.9 million, or 34%, compared to the six months ended June 30, 2023. The decrease in expense for the both the three and six months ended June 30, 2024 as compared to the prior year period was largely driven by lower employee compensation costs, which included a decrease in salaries, payroll taxes, and related benefits as a result of lower headcount. Also, stock-based compensation expense was lower due to lower headcount, including the termination of our former CEO, and lower annual equity awards granted to employees. These decreases were offset by higher bonus accruals and other non-recurring expenses.
Average full-time general and administrative employee headcount for the three and six months ended June 30, 2024 was 101 and 106, respectively, compared to 149 and 148 for the three and six months ended June 30, 2023, respectively. Average headcount was 32% and 28% lower for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023.
Restructuring and Other Related Charges
Restructuring and other related charges for the three months ended June 30, 2024 decreased by $4.1 million, or 71%, compared to the three months ended June 30, 2023, driven by more significant headcount reduction, the termination of the Chicago lease, and discontinuing investments in our Digipass CX product during the three months ended June 30, 2023, partially offset by capitalized software and acquired technology write-offs incurred in 2024. Restructuring and other related charges for the six months ended June 30, 2024 decreased by $3.3 million, or 51%, compared to the six months ended June 30, 2023. The decrease was also driven by more significant headcount and the termination of the Chicago lease during the six months ended June 30, 2023, partially offset by capitalized software and acquired technology write-offs incurred in 2024.
Amortization of Intangible Assets
Amortization of intangible assets expense for the three months ended June 30, 2024 increased by less than $0.1 million, or 0%, compared to the three months ended June 30, 2023. Amortization of intangible assets expense for the six months ended June 30, 2024 increased by less than $0.1 million, or 1%, compared to the six months ended June 30, 2023.
Segment Operating Income (Loss)
Information on our operating income (loss) by segment follows.
•Digital Agreements operating loss for the three and six months ended June 30, 2024 was $0.2 million and $0.4 million, respectively, compared to an operating loss of $7.1 million and $13.2 million, respectively, for the three and six months ended June 30, 2023. The improvement in operating loss for the three and six months ended June 30, 2024 was driven by lower sales and marketing expenses and lower research and development expenses, including lower employee compensation costs, marketing expenses, travel and entertainment costs, partially offset by the write-off of the related acquired technology and previously capitalized software.
•Security Solutions operating income for the three months ended June 30, 2024 was $20.7 million, which was a year-over-year increase of $12.2 million, or 143%, from the three months ended June 30, 2023. Operating income for the six months ended June 30, 2024 was $46.6 million, which was a year-over-year increase of

$22.4 million, or 93% from the six months ended June 30, 2023. The increase was largely due to higher subscription revenue and lower sales and marketing expenses and research and development expenses.
Interest income, net

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Interest income, net	$521	$585	$622	$1,088
Interest income, net was $0.5 million for the three months ended June 30, 2024 compared to interest income, net of $0.6 million for the three months ended June 30, 2023. Interest income, net was $0.6 million for the six months ended June 30, 2024 compared to interest income, net of $1.1 million for the six months ended June 30, 2023. The decrease in interest income is due to lower excess cash invested in the periods compared to last year.
Other Income (Expense), net

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Other income (expense), net	$331	$29	$622	$(11)
Other income (expense), net primarily includes subsidies received from foreign governments in support of our research and development in those countries, exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, and other miscellaneous non-operational, non-recurring expenses.
Other income, net for the three and six months ended June 30, 2024 was $0.3 million and $0.6 million, respectively, and consisted mostly of transaction gains due to the favorable US dollar rate against other functional currencies. Other income (expense), net for both the three and six months ended June 30, 2023 was less than $0.1 million.
Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Provision for income taxes	$1,936	$601	$2,970	$1,290
We recorded income tax expense of $1.9 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively. Higher income tax expense for the three months ended June 30, 2024 was primarily attributable to an increase in income before taxes. We recorded income tax expense of $3.0 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively. Higher income tax expense for the six months ended June 30, 2024 was primarily attributable to an increase in income before taxes, offset by a $1.1 million benefit recorded related to a Belgium audit (see Note 12, Income Taxes).
Liquidity and Capital Resources
At June 30, 2024, we had cash and cash equivalent balances of $63.8 million. Our cash and cash equivalents balance includes U.S. treasury bills and money market funds with maturities at acquisition of less than three months.
At December 31, 2023, we had cash and cash equivalent balances of $43.0 million.
The Company is party to lease agreements that require letters of credit to secure the obligations which totaled $0.5 million and $0.4 million at June 30, 2024 and December 31, 2023, respectively. Additionally, the Company maintained a cash guarantee with a payroll vendor in the amount of $0 and $0.1 million at June 30, 2024 and December 31, 2023, respectively. The restricted cash related to the letters of credit and the payroll vendor cash guarantee is recorded in "Restricted cash" on the condensed consolidated balance sheets.

As of June 30, 2024, we held $56.4 million of cash and cash equivalents in subsidiaries outside of the United States. Of that amount, $55.3 million is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.
We believe that our financial resources are adequate to meet our operating needs over the next twelve months.
Our cash flows are as follows:

	Six Months Ended June 30,
(In thousands)	2024	2023
Cash provided by (used in):
Operating activities	$29,262	$(6,390)
Investing activities	(5,360)	(5,975)
Financing activities	(2,031)	(1,546)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,098)	624
Operating Activities
Cash used in operating activities primarily consists of net income (loss), as adjusted for non-cash items, and changes in operating assets and liabilities. Non-cash adjustments consist primarily of allowance for doubtful accounts, amortization of intangible assets, asset write-offs, deferred taxes, depreciation of property and equipment, and stock-based compensation. We expect cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. Our primary uses of cash from operating activities have been for personnel and vendor costs. We expect cash outflows from operating activities to be affected by changes in personnel costs and the payment of expenditures.
For the six months ended June 30, 2024, $29.3 million of cash was provided by operating activities. This was driven by a net income for the period and a decrease in our accounts receivable balance, partially offset by decreases in deferred revenues and accrued expenses. For the six months ended June 30, 2023, $6.4 million of cash was used in operating activities.
Our working capital at June 30, 2024 was $50.2 million compared to $31.5 million at December 31, 2023. The increase was driven by lower deferred revenue and accounts payable balances and increased cash and cash equivalents, partially offset by lower accounts receivable.
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
For the six months ended June 30, 2024, net cash used in investing activities was $5.4 million, compared to net cash used in investing activities of $6.0 million for the six months ended June 30, 2023. Cash used in investing activities primarily consisted of additions to property and equipment, net. For the six months ended June 30, 2023, net cash used in investing activities consisted of additions to property and equipment, net, and the purchase of ProvenDB.
Financing Activities
The changes in cash flows from financing activities primarily relate to the purchases of common stock under our share repurchase program and tax payments for restricted stock issuances.
Cash of $2.0 million used in financing activities during the six months ended June 30, 2024 was attributable to tax payments for stock issuances and cash paid for the holdback component of the ProvenDB acquisition. Cash of $1.5 million used in financing activities during the six months ended June 30, 2023 was attributable to tax payments for stock issuances.

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

At June 30, 2024, we reported ARR of $165.3 million, which was 15% higher than ARR of $144.4 million at June 30, 2023. Changes in foreign exchange rates during the six months ended June 30, 2024 as compared to the prior year positively impacted ARR by approximately $0.2 million. ARR growth was primarily driven by an increase in subscription contracts and new logos. Like prior quarters, ARR was impacted by increased deal scrutiny requiring additional approvals, continued longer sales cycles, timing of contract renewals, and our decision to discontinue certain product portfolio offerings.
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
We reported NRR of 112% and 106% at June 30, 2024 and 2023, respectively. Year-over-year, NRR was primarily impacted by the same factors that affected ARR, as discussed above.

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

The following table reconciles net income (loss) as reported on our condensed consolidated statements of operations to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net income (loss)	$6,553	$(17,751)	$20,021	$(26,107)
Interest income, net	(521)	(585)	(622)	(1,088)
Provision for income taxes	1,936	601	2,970	1,290
Depreciation and amortization of intangible assets (1)	2,063	1,516	4,145	2,835
Long-term incentive compensation (2)	1,994	4,571	3,615	8,494
Restructuring and other related charges (3)	3,218	5,846	4,734	6,552
Other non-recurring items (4)	906	1,974	1,077	2,559
Adjusted EBITDA	$16,149	$(3,828)	$35,940	$(5,465)
(1) Includes cost of sales depreciation and amortization expense directly related to delivering cloud subscription revenue of $0.9 million and $1.7 million for the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively. Costs are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
(2) Long-term incentive compensation includes stock-based compensation and cash incentive grants awarded to employees located in jurisdictions where we do not issue stock-based compensation due to tax, regulatory or similar reasons. The immaterial expense associated with these cash incentive grants was $0.1 million for both the three months ended June 30, 2024 and 2023 and $0.2 million for both the six months ended June 30, 2024 and 2023.
(3) Includes write-offs of intangible assets and property and equipment, net of $0.8 million and $1.0 million, respectively, for the three and six months ended June 30, 2024 and $0 for both the three and six months ended June 30, 2023. Costs are recorded in "Services and other cost of goods sold" and "Restructuring and other related charges," respectively, on the condensed consolidated statements of operations.
Includes immaterial restructuring and other related charges of less than $0.1 million for both the three and six months ended June 30, 2024 and $0 for both the three and six months ended June 30, 2023. These charges are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
(4) For the three months ended June 30, 2024, other non-recurring items consist of $0.9 million of fees related to non-recurring projects.

For the three months ended June 30, 2023, other non-recurring items consist of $1.6 million of inventory impairment charges and $0.4 million of fees related to non-recurring projects.

For the six months ended June 30, 2024, other non-recurring items consist of $1.1 million of fees related to non-recurring projects.

For the six months ended June 30, 2023, other non-recurring items consist of $1.6 million of inventory impairment charges and $1.0 million of fees related to non-recurring projects and our acquisition of ProvenDB.

Adjusted EBITDA for the three months ended June 30, 2024 was $16.1 million compared to $(3.8) million for the three months ended June 30, 2023. Adjusted EBITDA for the six months ended June 30, 2024 was $35.9 million compared to $(5.5) million for the six months ended June 30, 2023. The increase for both periods was driven largely by higher revenue and gross profit, as well as lower operating expenses as a result of the restructuring activities. Year-over-year changes in foreign exchange rates unfavorably impacted Adjusted EBITDA by approximately $0.2 million for the three months ended June 30, 2024 and favorably impacted Adjusted EBITDA by approximately $0.1 million for the six months ended June 30, 2024.
Critical Accounting Policies
Our accounting policies are fully described in Note 1, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2023 and Note 2, Summary of Significant Accounting Policies, of our interim Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the three months ended June 30, 2024.
Item 3 - Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the three months ended June 30, 2024. For additional information, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our Form 10-K.
Item 4 - Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2024.
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
Item 2 – Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company of its shares of common stock during the second quarter of 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2024 through April 30, 2024	—	$—	—	$15,762,798
May 1, 2024 through May 31, 2024	—	$—	—	$50,000,000
June 1, 2024 through June 30, 2024	—	$—	—	$50,000,000
(1)    On May 9, 2024, the Board of Directors terminated the stock repurchase program adopted on May 11, 2022 and adopted a new stock repurchase program under which the Company is authorized to repurchase up to $50.0 million of our issued and outstanding shares of common stock. Share purchases under the program will take place in open market transactions, privately negotiated transactions or tender offers, and may be made from time to time depending on market conditions, share price, trading volume, and other factors. The timing of the repurchases and the amount of stock repurchased in each transaction is subject to our sole discretion and will depend upon market and business conditions, applicable legal and credit requirements, and other corporate considerations. The authorization is effective until May 9, 2026 unless the total amount has been used or authorization has been cancelled.

Item 6 - Exhibits

Exhibit 10.1 - Form of Performance-Based RSU Agreement under the Registrant’s 2019 Omnibus Incentive Plan

Exhibit 10.2 - Form of Time-Based RSU Agreement (Executive) under the Registrant’s 2019 Omnibus Incentive Plan

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 1, 2024.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 1, 2024.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 1, 2024.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August, 1 2024.

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
_____________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 1, 2024.

OneSpan Inc.

/s/ Victor Limongelli
Victor Limongelli
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jorge Martell
Jorge Martell
Chief Financial Officer
(Principal Financial and Accounting Officer)