Form 10-Q
period 2024-09-30
OneSpan Inc.
filed 2024-10-30
CIK 1044777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 37,991,056 shares of Common Stock, $0.001 par value per share, outstanding at October 24, 2024.

OneSpan Inc.
Form 10-Q
For the Quarter Ended September 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
OneSpan Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$77,478	$43,001
Restricted cash	350	529
Accounts receivable, net of allowances of $1,414 at September 30, 2024 and $1,536 at December 31, 2023	28,841	64,387
Inventories, net	13,019	15,553
Prepaid expenses	6,703	6,575
Contract assets	6,390	5,139
Other current assets	9,092	11,159
Total current assets	141,873	146,343
Property and equipment, net	20,838	18,722
Operating lease right-of-use assets	7,872	6,171
Goodwill	96,132	93,684
Intangible assets, net of accumulated amortization	8,117	10,832
Deferred income taxes	1,770	1,721
Other assets	12,672	11,718
Total assets	$289,274	$289,191
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$13,279	$17,452
Deferred revenue	48,418	69,331
Accrued wages and payroll taxes	9,452	14,335
Short-term income taxes payable	3,160	2,646
Other accrued expenses	5,903	10,684
Deferred compensation	232	382
Total current liabilities	80,444	114,830
Long-term deferred revenue	2,929	4,152
Long-term lease liabilities	7,431	6,824
Deferred income taxes	1,104	1,067
Other long-term liabilities	2,780	3,177
Total liabilities	94,688	130,050
Commitments and contingencies
Stockholders' equity
Preferred stock: 500 shares authorized, none issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock: $0.001 par value per share, 75,000 shares authorized; 41,634 and 41,243 shares issued; 37,910 and 37,519 shares outstanding at September 30, 2024 and December 31, 2023, respectively	38	38
Additional paid-in capital	122,098	118,620
Treasury stock, at cost: 3,724 shares outstanding at September 30, 2024 and December 31, 2023	(47,377)	(47,377)
Retained earnings	127,233	98,939
Accumulated other comprehensive loss	(7,406)	(11,079)
Total stockholders' equity	194,586	159,141
Total liabilities and stockholders' equity	$289,274	$289,191
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Product and license	$28,640	$31,732	$98,875	$95,461
Services and other	27,602	27,106	83,133	76,717
Total revenue	56,242	58,838	182,008	172,178

Cost of goods sold
Product and license	7,394	11,004	28,347	36,330
Services and other	7,300	7,165	24,377	21,599
Total cost of goods sold	14,694	18,169	52,724	57,929

Gross profit	41,548	40,669	129,284	114,249

Operating costs
Sales and marketing	10,138	16,664	33,574	56,388
Research and development	7,533	10,133	24,133	29,686
General and administrative	11,343	11,559	32,907	44,038
Restructuring and other related charges	697	6,524	3,905	13,076
Amortization of intangible assets	585	583	1,766	1,749
Total operating costs	30,296	45,463	96,285	144,937

Operating income (loss)	11,252	(4,794)	32,999	(30,688)

Interest income, net	624	587	1,246	1,675
Other income (expense), net	(1,915)	353	(1,293)	342

Income (loss) before income taxes	9,961	(3,854)	32,952	(28,671)
Provision for income taxes	1,688	279	4,658	1,569

Net income (loss)	$8,273	$(4,133)	$28,294	$(30,240)

Net income (loss) per share
Basic	$0.21	$(0.10)	$0.74	$(0.75)
Diluted	$0.21	$(0.10)	$0.73	$(0.75)

Weighted average common shares outstanding
Basic	38,695	40,454	38,323	40,529
Diluted	39,458	40,454	38,864	40,529
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$8,273	$(4,133)	$28,294	$(30,240)
Other comprehensive income (loss)
Cumulative translation adjustment, net of tax	5,907	(2,647)	3,764	93
Pension adjustment, net of tax	(32)	(61)	(91)	(182)
Unrealized gain (loss) on available-for-sale securities	(2)	(2)	—	6
Comprehensive income (loss)	$14,146	$(6,843)	$31,967	$(30,323)
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)
For the Nine Months Ended September 30, 2024:

Description	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	37,519	$38	3,724	$(47,377)	$118,620	$98,939	$(11,079)	$159,141
Net income	—	—	—	—	—	13,468	—	13,468
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,655)	(1,655)
Share-based compensation	—	—	—	—	1,540	—	—	1,540
Vesting of restricted stock awards	402	—	—	—	—	—	—	—
Tax payments for stock issuances	(153)	—	—	—	(1,595)	—	—	(1,595)
Pension adjustment, net of tax	—	—	—	—	—	—	(30)	(30)
Balance at March 31, 2024	37,768	$38	3,724	$(47,377)	$118,565	$112,407	$(12,764)	$170,869
Net income	—	—	—	—	—	6,553	—	6,553
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(488)	(488)
Share-based compensation	—	—	—	—	1,908	—	—	1,908
Vesting of restricted stock awards	29	—	—	—	—	—	—	—
Tax payments for stock issuances	(11)	—	—	—	(236)	—	—	(236)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	2	2
Pension adjustment, net of tax	—	—	—	—	—	—	(29)	(29)
Balance at June 30, 2024	37,786	$38	3,724	$(47,377)	$120,237	$118,960	$(13,279)	$178,579
Net income	—	—	—	—	—	8,273	—	8,273
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	5,907	5,907
Share-based compensation	—	—	—	—	2,662	—	—	2,662
Vesting of restricted stock awards	205	—	—	—	—	—	—	—
Tax payments for stock issuances	(81)	—	—	—	(801)	—	—	(801)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(2)	(2)
Pension adjustment, net of tax	—	—	—	—	—	—	(32)	(32)
Balance at September 30, 2024	37,910	$38	3,724	$(47,377)	$122,098	$127,233	$(7,406)	$194,586

For the Nine Months Ended September 30, 2023:

Description	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	39,726	$40	1,038	$(18,222)	$107,305	$128,738	$(14,550)	$203,311
Net loss	—	—	—	—	—	(8,356)	—	(8,356)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,715	1,715
Share-based compensation	—	—	—	—	3,812	—	—	3,812
Vesting of restricted stock awards	329	—	—	—	—	—	—	—
Tax payments for stock issuances	(105)	—	—	—	(1,098)	—	—	(1,098)
Unrealized gain on available-for-sale-securities	—	—	—	—	—	—	7	7
Pension adjustment, net of tax	—	—	—	—	—	—	(60)	(60)
Balance at March 31, 2023	39,950	$40	1,038	$(18,222)	$110,019	$120,382	$(12,888)	$199,331
Net loss	—	—	—	—	—	(17,751)	—	(17,751)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,025	1,025
Share-based compensation	—	—	—	—	4,503	—	—	4,503
Vesting of restricted stock awards	44	—	—	—	—	—	—	—
Tax payments for stock issuances	(15)	—	—	—	(449)	—	—	(449)
Unrealized gain on available-for-sale-securities	—	—	—	—	—	—	1	1
Pension adjustment, net of tax	—	—	—	—	—	—	(61)	(61)
Balance at June 30, 2023	39,979	$40	1,038	$(18,222)	$114,073	$102,631	$(11,923)	$186,599
Net loss	—	—	—	—	—	(4,133)	—	(4,133)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(2,647)	(2,647)
Share-based compensation	—	—	—	—	1,878	—	—	1,878
Vesting of restricted stock awards	226	—	—	—	—	—	—	—
Tax payments for stock issuances	(84)	—	—	—	(789)	—	—	(789)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(2)	(2)
Share repurchases	(305)	—	305	(3,527)	—	—	—	(3,527)
Pension adjustment, net of tax	—	—	—	—	—	—	(61)	(61)
Balance at September 30, 2023	39,816	$40	1,343	$(21,749)	$115,162	$98,498	$(14,633)	$177,318

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$28,294	$(30,240)
Adjustments to reconcile net income (loss) from operations to net cash used in operations:
Depreciation and amortization of intangible assets	6,086	4,524
Write-off of intangible assets	804	—
Write-off of property and equipment, net	1,053	2,712
Impairments of inventories, net	—	1,568
Deferred tax (benefit) expense	(14)	44
Stock-based compensation	6,110	10,192
Provision for credit losses, net	(124)	62
Changes in operating assets and liabilities:
Accounts receivable	35,552	26,334
Inventories, net	2,639	(5,277)
Contract assets	(2,080)	(542)
Accounts payable	(4,197)	(834)
Income taxes payable	519	(2,826)
Accrued expenses	(9,491)	(4,620)
Deferred compensation	(150)	(67)
Deferred revenue	(22,165)	(15,425)
Other assets and liabilities	405	557
Net cash provided by (used in) operating activities	43,241	(13,838)

Cash flows from investing activities:
Maturities of short-term investments	—	2,330
Additions to property and equipment	(7,273)	(9,035)
Additions to intangible assets	(53)	(31)
Cash paid for acquisition of business	—	(1,800)
Net cash used in investing activities	(7,326)	(8,536)

Cash flows from financing activities:
Contingent payment related to acquisition	(200)	—
Tax payments for restricted stock issuances	(2,632)	(2,335)
Repurchase of common stock	—	(3,527)
Net cash used in financing activities	(2,832)	(5,862)

Effect of exchange rate changes on cash	1,215	145

Net increase (decrease) in cash	34,298	(28,091)
Cash, cash equivalents, and restricted cash, beginning of period	43,530	97,375
Cash, cash equivalents, and restricted cash, end of period	$77,828	$69,284
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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
Foreign Currency Translation and Transactions
The financial position and results of operations of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other (expense) income, net. Foreign exchange transaction losses aggregated to $2.0 million and $1.8 million for the three and nine months ended September 30, 2024, respectively. Foreign exchange transaction losses aggregated to $0.1 million and $0.5 million for the three and nine months ended September 30, 2023, respectively.
Note 2 – Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 6, 2024 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
Restricted Cash
The Company is party to lease agreements that require letters of credit to secure the obligations which totaled $0.4 million at both September 30, 2024 and December 31, 2023. Additionally, the Company maintained a cash guarantee with a payroll vendor in the amount of $0 and $0.1 million at September 30, 2024 and December 31, 2023, respectively. The restricted cash related to the letters of credit and the payroll vendor cash guarantee is recorded in "Restricted cash" on the condensed consolidated balance sheets.
Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect the adoption of the new standard to have a material impact on its consolidated financial statements and related disclosures.
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
The tables below set forth information about the Company’s reportable operating segments for the three and nine months ended September 30, 2024 and 2023, along with the items necessary to reconcile the segment information to the totals reported in the accompanying condensed consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	2024	2023
Digital Agreements
Revenue	$15,405	$13,012	$45,280	$36,426
Gross profit (1)	$11,031	$9,808	$30,664	$26,839
Gross margin	72%	75%	68%	74%
Operating income (loss) (2)	$3,419	$(4,666)	$3,000	$(17,820)

Security Solutions
Revenue	$40,837	$45,826	$136,728	$135,752
Gross profit (3)	$30,517	$30,861	$98,620	$87,410
Gross margin	75%	67%	72%	64%
Operating income (4)	$20,200	$15,673	$66,770	$39,827

Total Company:
Revenue	$56,242	$58,838	$182,008	$172,178
Gross profit	$41,548	$40,669	$129,284	$114,249
Gross margin	74%	69%	71%	66%

Statements of Operations reconciliation:
Segment operating income	$23,619	$11,007	$69,770	$22,007
Corporate operating expenses not allocated at the segment level	12,367	15,801	36,771	52,695
Operating income (loss)	$11,252	$(4,794)	$32,999	$(30,688)
Interest income, net	624	587	1,246	1,675
Other income (expense), net	(1,915)	353	(1,293)	342
Income (loss) before income taxes	$9,961	$(3,854)	$32,952	$(28,671)

(1) Digital Agreements gross profit includes intangible asset write-off of $0.8 million and internal capitalized software write-off of $0.7 million (see Note 7, Intangible Assets and Note 8, Property and Equipment, net ) for the nine months ended September 30, 2024.
(2) Digital Agreements operating income (loss) includes $0.6 million and $1.9 million of amortization of intangible assets expense for the three and nine months ended September 30, 2024, respectively, and $0.6 million and $1.7 million of amortization of intangible assets expense for the three and nine months ended September 30, 2023, respectively.
(3) Security Solutions gross profit includes $1.6 million of inventory impairments related to discontinuation of investments in our Digipass CX product for the nine months ended September 30, 2023 (see Note 5, Inventories, net).
(4) Security Solutions operating income includes $1.6 million of inventory impairments and $1.4 million of capitalized software write-offs related to discontinuation of investments in our Digipass CX product for the nine months ended September 30, 2023 (see Note 5, Inventories, net and Note 8, Property and Equipment, net).
The following tables illustrate the disaggregation of revenues by category and services, including a reconciliation of the disaggregated revenues to revenues from the Company’s two reportable operating segments for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024		2023
(In thousands)	Digital Agreements	Security Solutions	Digital Agreements	Security Solutions
Subscription	$15,045	$18,603	$11,807	$14,378
Maintenance and support	327	9,317	995	11,276
Professional services and other (1)	33	820	210	1,333
Hardware products	—	12,097	—	18,839
Total Revenue	$15,405	$40,837	$13,012	$45,826

	Nine Months Ended September 30,
	2024		2023
(In thousands)	Digital Agreements	Security Solutions	Digital Agreements	Security Solutions
Subscription	$43,641	$59,642	$32,641	$46,485
Maintenance and support	1,321	29,125	3,121	31,914
Professional services and other (1)	318	3,548	664	4,002
Hardware products	—	44,413	—	53,351
Total Revenue	$45,280	$136,728	$36,426	$135,752
(1) Professional services and other includes perpetual software licenses revenue, which was less than 1% of total revenue for both the three and nine months ended September 30, 2024 and approximately 1% of total revenue for both the three and nine months ended September 30, 2023.
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
Revenue by major products and services

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Subscription	$33,648	$26,185	$103,283	$79,126
Maintenance and support	9,644	12,271	30,446	35,035
Professional services and other (1)	853	1,543	3,866	4,666
Hardware products	12,097	18,839	44,413	53,351
Total Revenue	$56,242	$58,838	$182,008	$172,178
(1) Professional services and other includes perpetual software licenses revenue, which was less than 1% of total revenue for both the three and nine months ended September 30, 2024 and approximately 1% of total revenue for both the three and nine months ended September 30, 2023.
Revenue by location of customer
We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes North, Central, and South America; and 3) Asia Pacific (APAC), which includes Australia, New Zealand, and India. The breakdown of revenue in each of our major geographic areas was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	2024	2023
Revenue
EMEA	$22,342	$26,233	$79,377	$80,592
Americas	22,106	19,999	64,549	58,828
APAC	11,794	12,606	38,082	32,758
Total revenue	$56,242	$58,838	$182,008	$172,178

% of Total Revenue
EMEA	40%	45%	44%	47%
Americas	39%	34%	35%	34%
APAC	21%	21%	21%	19%
Timing of revenue recognition

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Products and licenses transferred at a point in time	$28,640	$31,732	$98,875	$95,461
Services transferred over time	27,602	27,106	83,133	76,717
Total Revenue	$56,242	$58,838	$182,008	$172,178

Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(In thousands)	2024	2023
Receivables, inclusive of trade and unbilled	$28,841	$64,387
Contract Assets (current and non-current)	$7,496	$5,322
Contract Liabilities (Deferred Revenue current and non-current)	$51,347	$73,483
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
Revenue recognized during the nine months ended September 30, 2024 included $58.1 million that was included on the December 31, 2023 consolidated balance sheet in contract liabilities. Deferred revenue decreased in the same period due to timing of annual renewals.
Transaction price allocated to the remaining performance obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of the period. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2024:

(In thousands)	2024	2025	2026	Beyond 2026	Total
Future revenue related to current unsatisfied performance obligations	$18,493	$41,877	$22,792	$7,878	$91,040
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

The following tables provide information related to the capitalized costs and amortization recognized in the current and prior period within "Other current assets" and "Other assets" on the condensed consolidated balance sheets:

(In thousands)	September 30, 2024	December 31, 2023
Capitalized costs to obtain contracts, current	$4,099	$3,503
Capitalized costs to obtain contracts, non-current	$11,367	$10,766

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Amortization of capitalized costs to obtain contracts	$1,056	$801	$2,882	$2,286
Note 5 – Inventories, net
Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method.
Inventories, net consist of the following:

(In thousands)	September 30, 2024	December 31, 2023
Component parts (1)	$5,655	$8,230
Finished goods	7,364	7,323
Total	$13,019	$15,553
Note 6 – Goodwill
The following table presents the changes in goodwill during the nine months ended September 30, 2024:

(In thousands)	Digital Agreements	Security Solutions	Total
Net balance at December 31, 2023	$20,893	$72,791	$93,684
Foreign currency exchange rate effect	534	1,914	2,448
Net balance at September 30, 2024	$21,427	$74,705	$96,132
No impairment of goodwill was recorded during the nine months ended September 30, 2024 and 2023.
Note 7 – Intangible Assets
Intangible assets as of September 30, 2024 and December 31, 2023 consist of the following:

		As of September 30, 2024		As of December 31, 2023
(In thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	3 to 7	$42,836	$42,664	$43,869	$42,712
Customer relationships	5 to 12	35,173	28,048	34,773	25,960
Patents, trademarks, and other	10 to 20	13,147	12,327	13,103	12,241
Total		$91,156	$83,039	$91,745	$80,913
Amortization expense was $0.6 million and $2.0 million for the three and nine months ended September 30, 2024, respectively, compared to $0.7 million and $2.0 million for the three and nine months ended September 30, 2023, respectively. Amortization expense includes cost of sales amortization expense directly related to delivering cloud subscription revenue of $0 and $0.2 million for the three and nine months ended September 30, 2024, respectively, and

$0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively. Costs are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
Certain intangible assets are denominated in functional currencies besides the U.S. dollar and are subject to currency fluctuations.
In connection with the continued execution of cost reductions, during the quarter ended June 30, 2024, the Company decided to stop any incremental development investments supporting its previously acquired blockchain technology and related commercial efforts (see Note 16, Restructuring and Other Related Charges). This asset contributed no revenue as it was still in its investment stage. As a result, the Company wrote-off $0.8 million associated with the remaining unamortized value of this intangible asset in "Services and other cost of goods sold" on the condensed consolidated statements of operations for the nine months ended September 30, 2024.
There were no other write-offs or impairments of intangible assets recorded during the nine months ended September 30, 2024 and 2023.
Note 8 – Property and Equipment, net
The following table presents the major classes of property and equipment, net, as of September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024	December 31, 2023
Office equipment and software	$8,820	$8,574
Leasehold improvements	7,642	7,459
Furniture and fixtures	3,669	3,658
Capitalized software	18,063	12,560
Total	38,194	32,251
Accumulated depreciation	(17,356)	(13,529)
Property and equipment, net	$20,838	$18,722
Depreciation expense was $1.4 million and $4.1 million for the three and nine months ended September 30, 2024, respectively, compared to $1.0 million and $2.5 million for the three and nine months ended September 30, 2023, respectively. Depreciation expense includes cost of sales depreciation expense directly related to delivering cloud subscription revenue of $0.7 million and $2.2 million for the three and nine months ended September 30, 2024, respectively, and $0.4 million for both the three and nine months ended September 30, 2023. Costs are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
In connection with the continued execution of cost reductions, the Company decided to stop any incremental development investments supporting its previously acquired blockchain technology and related commercial efforts. As a result, the Company wrote-off the internal capitalized software used to build out connection points for its blockchain technology and its e-signature product (see Note 16, Restructuring and Other Related Charges). The total write off amounted to $1.0 million within property and equipment, net, of which $0.7 million was recognized in "Services and other cost of goods sold" on the condensed consolidated statements of operations for the nine months ended September 30, 2024. The remaining write-off amount of $0.3 million was recognized in "Restructuring and other related charges" on the condensed consolidated statements of operations for the nine months ended September 30, 2024.
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

Due to the Company's Brussels office lease termination (see Note 16, Restructuring and Other Related Charges), $0.6 million of leasehold improvements were written off and recorded in "Restructuring and other related charges" on the condensed consolidated statements of operations during the three and nine months ended September 30, 2023.
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
The following tables summarize the Company’s financial assets by level in the fair value hierarchy, which are measured at fair value on a recurring basis, as of September 30, 2024 and December 31, 2023:

	Fair Value Measurement at Reporting Date Using
(In thousands)	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$58,138	$58,138	$—	$—

	Fair Value Measurement at Reporting Date Using
(In thousands)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$8,496	$8,496	$—	$—
The Company classifies its investments in debt securities as available-for-sale. The Company reviews available-for-sale debt securities for impairments related to losses and other factors each quarter. The unrealized gains and losses on the available-for-sale debt securities were not material as of September 30, 2024 and December 31, 2023. The Company did not have any financial liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.
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
The changes in the allowance for credit losses during the nine months ended September 30, 2024 were as follows:

(In thousands)
Balance at December 31, 2023	$1,536
Provision for (recovery of)	(87)
Write-offs	(37)
Net foreign currency translation	2
Balance at September 30, 2024	$1,414
Note 11 – Leases
Operating lease cost details for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Building rent	$331	$369	$847	$1,370
Automobile rentals	337	270	1,014	836
Total net operating lease costs	$668	$639	$1,861	$2,206
At September 30, 2024, the Company’s weighted average remaining lease term for its operating leases is 5.5 years, and the weighted average discount rate for its operating leases is 6%.
During the nine months ended September 30, 2024, there were $1.9 million of operating cash payments for lease liabilities and $2.8 million of right-of-use assets obtained in exchange for new lease liabilities.
In October 2023, the Company signed a lease agreement to lease new office space in Brussels. The lease agreement consisted of a nine-year lease and commenced in the second quarter of 2024.
As part of its multi-year restructuring plan (see Note 16, Restructuring and Other Related Charges), the Company vacated its Chicago office space and abandoned the underlying leases during June 2023. The Company accrued a $1.4 million early lease termination fee, which is reflected on the condensed consolidated statements of operations for the nine months ended September 30, 2023 in "Restructuring and other related charges". The underlying lease right-of-use asset for the Chicago leased office space were written off, and a $0.3 million gain related to rent concessions and tenant improvement allowances was recorded on the condensed consolidated statement of operations for the nine months ended September 30, 2023 in "Restructuring and other related charges". In August 2024, the Company finalized its early termination agreement with the landlord to terminate and release any further obligations for either party.
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

Maturities of the Company’s operating leases as of September 30, 2024 are as follows:

(In thousands)	As of September 30, 2024
2024	$960
2025	2,112
2026	2,124
2027	1,867
2028	1,757
Later years	2,330
Less imputed interest	(1,581)
Total lease liabilities	$9,569
Note 12 – Income Taxes
The Company’s estimated annual effective tax rate for 2024, before discrete items and excluding entities with a valuation allowance, is expected to be approximately 16%. The Company’s global effective tax rate is lower than the U.S. statutory tax rate of 21% primarily due to the release of valuation allowances for the current year earnings for companies with a valuation allowance, offset by nondeductible expenses. In addition, the Company received a favorable response in connection with its Mutual Agreement Procedure ("MAP") request related to a Belgium audit concluded in 2020. A tax benefit of $1.2 million was recorded for the nine months ended September 30, 2024. The ultimate tax expense will depend on the mix of earnings in various jurisdictions. Income taxes, net of refunds, of $2.5 million and $4.4 million were paid during the nine months ended September 30, 2024 and 2023, respectively.
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
The Company awarded 0.4 million restricted stock units during the nine months ended September 30, 2024, subject to time-based vesting. The fair value of the unissued time-based restricted stock unit grants was $5.0 million at the dates of grant and the grants are being amortized over the vesting periods of one to three years.
The Company awarded restricted stock units subject to the achievement of service and future performance criteria during the nine months ended September 30, 2024, which allows for up to 0.1 million shares to be earned if the performance criteria are achieved at the target level. The fair value of these awards was $1.6 million as the dates of grant and the awards are being amortized over the requisite service period of one to three years. The Company currently believes that approximately 100% of these shares are expected to be earned.
The Company awarded restricted stock units subject to the achievement of service and market conditions during the three and nine months ended September 30, 2024, which allows for up to 0.3 million shares to be earned if the market condition is achieved at the target level. The fair value of these awards was $3.7 million as the dates of grant and the awards are being amortized over the requisite service period of one to four years. The Company currently believes that approximately 100% of these shares are expected to be earned.
The following table summarizes stock-based compensation expense and other long-term incentive plan compensation expense for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Stock-based compensation (1)	$2,662	$1,878	$6,110	$10,192
Other long-term incentive plan compensation (2)	82	55	248	234
Total compensation	$2,744	$1,933	$6,358	$10,426
(1) Stock-based compensation increased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, and was primarily due to awards granted to the former interim CEO upon accepting the permanent role of President and CEO. For the nine months ended September 30, 2024, stock-based compensation declined as compared to the nine months ended September 30, 2023, which was largely due to the departure of the former CEO and forfeitures reversed upon his termination and timing of annual grants, lower awards granted for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, offset by awards granted to the CEO in the current quarter.
(2) Other long-term incentive compensation consists of immaterial expense for cash incentive awards granted to employees located in jurisdictions where we do not issue stock-based compensation due to tax, regulatory or similar reasons.
Note 14 – Earnings per Share
Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive. Because the Company was in a net loss position for the three and nine months ended September 30, 2023, diluted net loss per share for the period excludes the effects of common stock equivalents, which are anti-dilutive.
The details of the earnings per share calculations for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net income (loss)	$8,273	$(4,133)	$28,294	$(30,240)
Weighted average common shares outstanding:
Basic	38,695	40,454	38,323	40,529
Incremental shares with dilutive effect:
Restricted stock units	763	—	541	—
Diluted	39,458	40,454	38,864	40,529

Net income (loss) per share:
Basic	$0.21	$(0.10)	$0.74	$(0.75)
Diluted	$0.21	$(0.10)	$0.73	$(0.75)

Note 15 – Legal Proceedings and Contingencies
The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of business. The Company currently does not anticipate that these matters, if resolved against the Company, will have a material adverse impact on its financial results or financial condition.
The Company accrues loss contingencies when losses become probable and are reasonably estimable. As of September 30, 2024, the Company has recorded an accrual of $0.8 million for loss contingencies associated with employment-termination benefits.
The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible, but not probable. Although the Company intends to defend its legal matters vigorously, the ultimate outcome of these matters is uncertain. However, the Company does not expect the potential losses, if any, to have a material adverse impact on its operating results, cash flows, or financial condition. As of September 30, 2024, the Company does not have any reasonably possible losses for which an estimate can be made.
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
On August 3, 2023, the Board approved the 2023 Actions to seek to drive higher levels of Adjusted EBITDA while maintaining the Company's long-term growth potential. The Company has incurred and expects to continue to incur restructuring charges in connection with the 2023 Actions, and anticipates that these charges will consist primarily of charges related to employee transition and severance payments, with a significantly smaller amount of charges relating to vendor contract termination and rationalization actions.
In connection with the Plan (including the 2023 Actions), the Company recorded $0.7 million and $5.5 million in restructuring charges for the three and nine months ended September 30, 2024 of which less than $0.1 million and $1.5 million is recorded in "Services and other cost of goods sold" in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024, respectively, and $0.7 million and $3.9 million is recorded in “Restructuring and other related charges” in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024, respectively. The Company recorded $6.5 million and $13.1 million for the three and nine months ended September 30, 2023, respectively, in “Restructuring and other related charges” in the condensed consolidated statements of operations.
The main categories of charges are in the following areas:
•Employee costs – include severance, related benefits and retention pay costs incurred as a result of eliminating positions in certain areas of the Company. For the three and nine months ended September 30, 2024 employee costs were $0.7 million and $3.4 million, respectively. For the three and nine months ended September 30, 2023, employee costs were $5.1 million and $8.2 million, respectively. In total, there were approximately 330 employees, across multiple functions, whose positions were made redundant. The $1.8 million current portion of the restructuring liability at September 30, 2024 is included in "Accrued wages and payroll taxes" in the consolidated balance sheet and is expected to be paid within the next 12 months.
•Real estate rationalization costs – includes costs to align the real estate footprint with the Company’s needs. During 2023, the Company vacated its Chicago and Brussels office spaces, which resulted in the abandonment and termination of the underlying leases. As of September 30, 2024, the Company continued to accrue contract termination fees of $0.5 million for the Chicago office, which are included in "Current lease liabilities" in the condensed consolidated balance sheet and is expected to be paid within the next 12 months. In August 2024, the Company finalized its early termination agreement with the Chicago office landlord to terminate and release any further obligations for either party. In conjunction with the abandonment and termination of the Chicago and Brussels office leases, the underlying right-of-use assets and liabilities were written off and a $0.3 million gain and $0.1 million loss, respectively, were recorded related to rent concessions and tenant improvement allowances for restructuring. The Company wrote off $0.7 million and $0.6 million of fixed assets in its Chicago and Brussels leased office space, respectively (see Note 8, Property and Equipment, net). During 2023, the Company terminated its Brussels warehouse lease, effective July 31, 2024, and incurred settlement costs associated with the lease termination.
•Product and services optimization costs – include costs to discontinue products and services that are no longer advancing the Company's operating model. The Company made the decision to stop any incremental development investments supporting its previously acquired blockchain technology, and related commercial efforts. As a result, the Company wrote-off the related acquired technology and previously capitalized software. The Company recorded a $0.8 million write-off of intangible assets in "Services and other cost of goods sold" on the condensed consolidated statements of operations for the nine months ended September 30, 2024 (see Note 7, Intangible Assets). For capitalized software, the Company recorded a write-off of $1.0 million of property and equipment, net, of which $0.7 million was recognized in "Services and other cost of goods sold" on the condensed consolidated statements of operations for the nine months ended September 30, 2024 (see Note 8, Property and Equipment, net). The remaining write-off amount of $0.3 million was recognized in "Restructuring and other related charges" on the condensed consolidated statements of operations for the nine months ended September 30, 2024. During 2023, the Company made the decision to discontinue investments in its Digipass CX product and incurred $1.4 million of write-offs for capitalized software. The charges are recorded in "Restructuring and other related charges" on the condensed consolidated statements of operations for the nine months ended September 30, 2023 (see Note 8, Property and Equipment, net).
•Vendor rationalization costs – include costs for contractually committed services the Company is no longer utilizing. The Company recognized $0 and $0.2 million, respectively, of vendor rationalization costs for the three and nine months ended September 30, 2024, and $0.5 million and $0.7 million, respectively, for the three and nine months ended September 30, 2023. These costs are included in "Restructuring and other related charges" on the condensed consolidated statements of operations.
The table below sets forth the changes in the carrying amount of the restructuring charge liability for the nine months ended September 30, 2024.

(In thousands)	Employee Costs	Real Estate Rationalization	Total
Balance as of December 31, 2023	$3,130	$1,885	$5,015
Additions	3,447	227	3,674
Payments	(4,901)	(1,491)	(6,392)
Balance as of September 30, 2024	$1,676	$621	$2,297

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “OneSpan,” “Company,” “we,” “our,” and “us” refer to OneSpan Inc. and its subsidiaries.
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of OneSpan for the three- and nine-month periods ended September 30, 2024 and 2023 as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”).
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of applicable U.S. securities laws, including statements regarding the outcomes we expect from our updated strategic transformation plan and cost reduction and restructuring actions approved in August 2023 and in prior periods, including the ability of those actions to allow us to accelerate Adjusted EBITDA growth and drive value creation by growing revenue efficiently and profitably; estimates concerning the timing and amount of savings, Adjusted EBITDA improvements, and/or restructuring charges that may result from our cost reduction and restructuring actions; our plans for managing our Digital Agreements and Security Solutions segments; expectations about trends in our cost of goods sold, gross margin, and sales and marketing, research and development, and general and administrative expenses; the impact of foreign currency rate fluctuations; expectations regarding sources and uses of cash; and our general expectations regarding our operational or financial performance in the future. Forward-looking statements may be identified by words such as "seek", "believe", "plan", "estimate", "anticipate", “expect", "intend", "continue", "outlook", "may", "will", "should", "could", or "might", and other similar expressions. These forward-looking statements involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could materially affect our business and financial results include, but are not limited to: our ability to execute our updated strategic transformation plan and cost reduction and restructuring actions in the expected timeframe and to achieve the outcomes we expect from them; unintended costs and consequences of our cost reduction and restructuring actions, including higher than anticipated restructuring charges, disruption to our operations, litigation or regulatory actions, or employee turnover; our ability to attract new customers and retain and expand sales to existing customers; our ability to successfully develop and market new product offerings and product enhancements; changes in customer requirements; the potential effects of technological changes; the loss of one or more large customers; difficulties enhancing and maintaining our brand recognition; competition; lengthy sales cycles; challenges retaining key employees and successfully hiring and training qualified new employees; security breaches or cyber-attacks; real or perceived malfunctions or errors in our products; interruptions or delays in the performance of our products and solutions; reliance on third parties for certain products and data center services; our ability to effectively manage third party partnerships, acquisitions, divestitures, alliances, or joint ventures; economic recession, inflation, and political instability; claims that we have infringed the intellectual property rights of others; changing laws, government regulations or policies; pressures on price levels; component shortages; delays and disruption in global transportation and supply chains; impairment of goodwill or amortizable intangible assets causing a significant charge to earnings; actions of activist stockholders; and exposure to increased economic and operational uncertainties from operating a global business, as well as other factors described in the “Risk Factors” section of our most recent Annual Report on Form 10-K. Our filings with the Securities and Exchange Commission (the “SEC”) and other important information can be found in the Investor Relations section of our website at investors.onespan.com. We do not have any intent, and disclaim any obligation, to update the forward-looking information to reflect events that occur, circumstances that exist or changes in our expectations after the date of this Form 10-Q, except as required by law.

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

During the quarter ended June 30, 2023, we determined that we were unlikely to achieve the revenue growth levels set forth in our 2022 strategic plan within the contemplated three-year timeframe. A number of factors contributed to the challenges achieving the originally planned growth levels, particularly in Digital Agreements, on the timeframes set forth in the 2022 strategic plan, including: macroeconomic uncertainties in the banking and financial services segments, which resulted in longer sales cycles and greater price sensitivity on the part of customers; increasing maturity and competitiveness in the market for e-signature solutions; limited awareness of our brand among buyers of e-signature tools; and higher pricing aggressiveness from competitors. These and other factors made it more difficult than we originally anticipated to build our Digital Agreements sales pipeline, generate demand for our Digital Agreements solutions through marketing efforts, and improve our sales force productivity levels.

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
On August 3, 2023, our Board of Directors approved the 2023 Actions. We have incurred and expect to continue to incur restructuring charges in connection with the 2023 Actions, most of which are related to employee transition and severance payments and employee benefits, with a significantly smaller amount of charges related to vendor contract termination and rationalization actions. We currently expect that we will incur restructuring charges of approximately $0.5 million to $1.5 million related to the 2023 Actions in future periods, substantially all of which relate to employee transition and severance payments.
Actions taken under the restructuring plan consist of the following:
•We have reduced headcount by eliminating approximately 330 redundant positions and incurred severance, related benefits, and retention pay costs.
•In June 2023, we vacated our Chicago leased office space and abandoned the underlying lease, and, in future periods, plan to further align our real estate footprint with our operating needs. We recorded lease termination costs, write-offs related to the vacated location's fixed assets, and a gain on the underlying right-of-use asset and liability write-off. In August 2024, we finalized our early termination agreement with the landlord to terminate and release any further obligations for either party.
•In June 2023, we made the decision to discontinue investments in our Digipass CX product, which resulted in write-offs of capitalized software.
•In September 2023, we vacated our Brussels office space and terminated the lease. We recorded lease termination costs and a loss on the underlying right-of-use asset and liability write-off.
•We evaluated our vendor spend and updated or eliminated service providers in instances where there are cost-saving opportunities and where redundancies exist. Vendor rationalization costs include costs for contractually committed services we are no longer utilizing.

•In June 2024, we made the decision to stop any incremental development investments supporting our previously acquired blockchain technology and related commercial efforts, which resulted in write-offs of such acquired technology and related capitalized software.
We plan to incrementally take actions under the restructuring plan until December 31, 2025, when the plan terminates.
We completed a majority of the workforce reductions planned as part of the 2023 Actions by the end of 2023, and we expect that the remaining workforce reductions will occur by the end of 2024. The vendor contract component of the 2023 Actions is planned for completion by the end of 2025.
Components of Operating Results
Revenue
We generate revenue from the sale of our subscriptions, maintenance and support, professional services, and Digipass hardware products. We believe comparison of revenues between periods is heavily influenced by the timing of orders and shipments, reflecting the transactional nature of significant parts of our business.
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
Historically, operating expenses have been impacted by changes in foreign exchange rates. We estimate the change in currency rates during the three months ended September 30, 2024 compared to the comparable prior year period resulted in an increase in operating expenses of less than $0.1 million. We estimate the change in currency rates during the nine months ended September 30, 2024 compared to the comparable prior year period resulted in an increase in operating expenses of less than $0.1 million.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Long-term incentive plan compensation expense includes both stock-based incentives and an immaterial amount of cash-based incentives. During the three months ended September 30, 2024 and 2023, operating expenses included $2.7 million and $1.9 million, respectively, of expenses related to stock-based and long-term incentive plans. During the nine months ended September 30, 2024 and 2023, operating expenses included $6.4 million and $10.4 million, respectively, of expenses related to stock-based and long-term incentive plans.

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
Impact of Currency Fluctuations
During the three months ended September 30, 2024 and 2023, we generated approximately 81% and 83% of our revenues and incurred approximately 58% and 61% of our operating expenses, respectively, outside of the U.S. During the nine months ended September 30, 2024 and 2023, we generated approximately 83% and 82% of our revenues and incurred approximately 60% and 58% of our operating expenses, respectively, outside of the U.S. As a result, changes in currency exchange rates, especially the Euro exchange rate and the Canadian Dollar exchange rate, can have a significant impact on our revenue and operating expenses.

While the majority of our revenue is generated outside of the U.S., a significant amount of our revenue earned during the nine months ended September 30, 2024 was denominated in U.S. Dollars. For the nine months ended

September 30, 2024, approximately 55% of our revenue was denominated in U.S. Dollars, 41% was denominated in Euros and 4% was denominated in other currencies. For the nine months ended September 30, 2023, approximately 52% of our revenue was denominated in U.S. Dollars, 43% was denominated in Euros and 5% was denominated in other currencies.

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

The financial position and the results of operations of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland, Singapore and Canada, are measured using the local currency as the functional currency. The functional currency for our subsidiaries in Switzerland, Singapore and Canada is the U.S. Dollar. Accordingly, assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates generated a comprehensive gain of $5.9 million and $3.8 million during the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023, translation adjustments arising from differences in exchange rates generated a comprehensive loss of $2.6 million and comprehensive gain of $0.1 million, respectively.

Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other (expense) income, net. Foreign exchange transaction losses aggregated $2.0 million and $1.8 million for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023, losses resulting from foreign currency transactions were $0.1 million and $0.5 million, respectively.

Results of Operations
The following table sets forth, for the periods indicated, selected segment and condensed consolidated operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	2024	2023
Digital Agreements
Revenue	$15,405	$13,012	$45,280	$36,426
Gross profit	$11,031	$9,808	$30,664	$26,839
Gross margin	72%	75%	68%	74%
Operating income (loss)	$3,419	$(4,666)	$3,000	$(17,820)

Security Solutions
Revenue	$40,837	$45,826	$136,728	$135,752
Gross profit	$30,517	$30,861	$98,620	$87,410
Gross margin	75%	67%	72%	64%
Operating income	$20,200	$15,673	$66,770	$39,827

Total Company:
Revenue	$56,242	$58,838	$182,008	$172,178
Gross profit	$41,548	$40,669	$129,284	$114,249
Gross margin	74%	69%	71%	66%

Statements of Operations reconciliation:
Segment operating income	$23,619	$11,007	$69,770	$22,007
Corporate operating expenses not allocated at the segment level	12,367	15,801	36,771	52,695
Operating income (loss)	11,252	(4,794)	32,999	(30,688)
Interest income, net	624	587	1,246	1,675
Other income (expense), net	(1,915)	353	(1,293)	342
Income (loss) before income taxes	$9,961	$(3,854)	$32,952	$(28,671)
Revenue
Revenue by products and services allocated to the segments for the three and nine months ended September 30, 2024, and 2023 is as follows:

	Three Months Ended September 30,
	2024		2023
(In thousands)	Digital Agreements	Security Solutions	Digital Agreements	Security Solutions
Subscription	$15,045	$18,603	$11,807	$14,378
Maintenance and support	327	9,317	995	11,276
Professional services and other (1)	33	820	210	1,333
Hardware products	—	12,097	—	18,839
Total Revenue	$15,405	$40,837	$13,012	$45,826

	Nine Months Ended September 30,
	2024		2023
(In thousands)	Digital Agreements	Security Solutions	Digital Agreements	Security Solutions
Subscription	$43,641	$59,642	$32,641	$46,485
Maintenance and support	1,321	29,125	3,121	31,914
Professional services and other (1)	318	3,548	664	4,002
Hardware products	—	44,413	—	53,351
Total Revenue	$45,280	$136,728	$36,426	$135,752
(1) Professional services and other includes perpetual software licenses revenue, which was less than 1% of total revenue for both the three and nine months ended September 30, 2024 and approximately 1% of total revenue for both the three and nine months ended September 30, 2023.
Total revenue decreased by $2.6 million, or 4%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Changes in foreign exchange rates as compared to the same period in 2023 favorably impacted revenue by approximately $0.2 million. For the nine months ended September 30, 2024, revenue increased by $9.8 million, or 6%, compared to the nine months ended September 30, 2023. Changes in foreign exchange rates as compared to the same period in 2023 favorably impacted revenue by approximately $0.3 million.
Additional information on our revenue by segment follows.
•Digital Agreements revenue increased $2.4 million, or 18%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. For the nine months ended September 30, 2024, Digital Agreements revenue increased $8.9 million, or 24%. The increase in Digital Agreements revenue for both periods was primarily attributable to higher cloud subscription revenue from existing customer expansions and new logos. Changes in foreign currency rates compared to the same period in 2023 favorably impacted Digital Agreements revenue by less than $0.1 million for the three months ended September 30, 2024. Changes in foreign currency rates compared to the same period in 2023 favorably impacted Digital Agreements revenue by less than $0.1 million for the nine months ended September 30, 2024.
•Security Solutions revenue decreased $5.0 million, or approximately 11%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease in Security Solutions revenue was primarily attributable to lower volumes of hardware devices sold, and lower maintenance revenue due to our transition from legacy perpetual contracts to subscription licenses, partially offset by an increase in on-premises subscription revenue specific to authentication solution products from existing customer expansions. Changes in foreign exchange rates for the three months ended September 30, 2024 compared to the same period in 2023 favorably impacted Security Solutions revenue by $0.1 million. For the nine months ended September 30, 2024, Security Solutions revenue increased $1.0 million, or 1%, which was driven by an increase in on-premises subscription revenue from existing customer expansion and higher year over year renewals, partially offset by a decline in maintenance revenue, and lower volumes of hardware devices sold. Changes in foreign exchange rates for the nine months ended September 30, 2024 compared to the same period in 2023 favorably impacted Security Solutions revenue by $0.2 million.
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

Revenue by Geographic Regions: We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes sales in North, Central, and South America; and 3) Asia Pacific (APAC), which also includes Australia, New Zealand, and India. The breakdown of revenue in each of our major geographic areas was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	2024	2023
Revenue
EMEA	$22,342	$26,233	$79,377	$80,592
Americas	22,106	19,999	64,549	58,828
APAC	11,794	12,606	38,082	32,758
Total revenue	$56,242	$58,838	$182,008	$172,178

% of Total Revenue
EMEA	40%	45%	44%	47%
Americas	39%	34%	35%	34%
APAC	21%	21%	21%	19%
For the three months ended September 30, 2024, revenue generated in EMEA was $3.9 million, or 15%, lower than the same period in 2023, primarily due to a decrease in hardware volumes from existing customers, and the impact of an end-of-life product. For the nine months ended September 30, 2024, revenue generated in EMEA was $1.2 million, or 2%, lower than the same period in 2023, primarily due to a decrease in hardware volumes sold, the impact of end-of-life products, partially offset by higher on-premises subscription revenue from existing customer expansions in authentication solution products.
For the three months ended September 30, 2024, revenue generated in the Americas was $2.1 million, or 11%, higher than the three months ended September 30, 2023. The increase was primarily driven by an increase in Digital Agreements revenue. For the nine months ended September 30, 2024, revenue generated in the Americas was $5.7 million, or 10%, higher than the same period in 2023, primarily due to an increase in Digital Agreements e-signature revenue and software authentication products, partially offset by lower hardware revenue.
For the three months ended September 30, 2024, revenue generated in APAC was $0.8 million, or 6%, lower than the three months ended September 30, 2023, largely due to a decrease in hardware volumes sold. For the nine months ended September 30, 2024, revenue generated in APAC was $5.3 million, or 16%, higher than the same period in 2023, primarily due to customer expansion in authentication and mobile security solutions products.

Cost of Goods Sold and Gross Margin
The following table presents cost of goods sold for our products and services for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	2024	2023
Cost of goods sold
Product and license	$7,394	$11,004	$28,347	$36,330
Services and other	7,300	7,165	24,377	21,599
Total cost of goods sold	$14,694	$18,169	$52,724	$57,929

Gross profit	$41,548	$40,669	$129,284	$114,249

Gross margin
Product and license	74%	65%	71%	62%
Services and other	74%	74%	71%	72%
Total gross margin	74%	69%	71%	66%
The cost of product and license revenue decreased by $3.6 million, or 33%, and $8.0 million, or 22% during the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023. The decrease in cost of product and license revenue for both the three and nine months ended September 30, 2024 was driven primarily by lower hardware revenue and lower third-party license costs, and the $1.6 million inventory non-cash impairment recognized in the prior year in conjunction with the discontinuation of investments in our Digipass CX product.
The cost of services and other revenue increased by $0.1 million, or 2%, and $2.8 million, or 13%, during the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023. The increase in cost of services for both three and nine months ended September 30, 2024 was largely due to higher cloud platform costs related to higher volume usage and the write-off associated with acquired technology and capitalized internally-developed software costs due to the decision to discontinue investment in blockchain technology for the nine months ended September 30, 2024.
Gross profit increased $0.9 million, or 2%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Gross profit margin was 74% for the three months ended September 30, 2024, compared to 69% for the three months ended September 30, 2023. Gross profit increased $15.0 million, or 13% during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Gross profit margin was 71% for the nine months ended September 30, 2024, compared to 66% for the nine months ended September 30, 2023. The change in profit margin was driven primarily by higher software versus hardware revenue mix and the changes in costs of revenues discussed above.
The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies, including the Euro. The impact of changes in currency rates are estimated to have had an favorable impact on overall cost of goods sold of $0.3 million for both the three and nine months ended September 30, 2024. Had currency rates during the three months ended September 30, 2024 been equal to rates in the comparable period of 2023, the gross profit margin would have been less than 1 percentage point lower, driven by the favorable currency rate impact to revenue. Had currency rates during the nine months ended September 30, 2024 been equal to rates in the comparable period of 2023, the gross profit margin would have been less than 1 percentage point lower, driven by the favorable currency rate impact to revenue.
Additional information on our gross profit by segment follows.
•Digital Agreements gross profit increased $1.2 million, or 12%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Digital Agreements gross margin for the three months ended September 30, 2024 was 72%, compared to 75% for the three months ended September 30, 2023. For the nine months ended September 30, 2024, Digital Agreements gross profit increased $3.8 million, or 14%, compared to the comparable period in 2023. Digital Agreements gross margin for the nine months ended September 30, 2024 was 68%, compared to 74% for the nine months ended September 30, 2023. The increase in gross profit for both periods was driven by higher overall revenue, partially offset by higher cloud platform costs and higher depreciation of capitalized software costs. The decrease in gross margin for both periods is primarily the result of an increase in depreciation of capitalized software costs and the write-off of the previously capitalized software for the nine months ended September 30, 2024 only, as compared to prior year.
•Security Solutions gross profit decreased $0.3 million, or 1%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Security Solutions gross margin for the three months ended September 30, 2024 was 75%, compared to 67% for the three months ended September 30, 2023. The increase in gross margin was primarily due to higher software versus hardware revenue mix, which has a direct correlation to gross profit. For the nine months ended September 30, 2024, Security Solutions gross profit increased $11.2 million, or 13%, compared to the comparable period in 2023. The increase in gross profit was driven by an increase in subscription revenue, lower third-party license costs, and inventory impairments recognized in the prior year period. Security Solutions gross margin for the nine months ended September 30, 2024 was 72%, compared to 64% for the nine months ended September 30, 2023. The increase in gross margin was primarily due to more favorable revenue mix between software and hardware, more favorable customer mix in our hardware business, lower third-party license costs, and inventory impairments recognized in the prior year period.
Operating Expenses
Operating expenses decreased by $15.2 million, or 33%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. For the three months ended September 30, 2024, changes in foreign exchange rates negatively impacted operating expenses by less than $0.1 million as compared to the same period in 2023. Operating expenses decreased by $48.7 million, or 34%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. For the nine months ended September 30, 2024, changes in foreign exchange rates negatively impacted operating expenses by less than $0.1 million as compared to the same period in 2023.
The following table presents the breakout of operating expenses by category as of September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Operating costs
Sales and marketing	$10,138	$16,664	$33,574	$56,388
Research and development	7,533	10,133	24,133	29,686
General and administrative	11,343	11,559	32,907	44,038
Restructuring and other related charges	697	6,524	3,905	13,076
Amortization of intangible assets	585	583	1,766	1,749
Total operating costs	$30,296	$45,463	$96,285	$144,937
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended September 30, 2024 decreased by $6.5 million, or 39%, compared to the three months ended September 30, 2023. Sales and marketing expenses for the nine months ended September 30, 2024 decreased by $22.8 million, or 40%, compared to the nine months ended September 30, 2023. The decreases were driven primarily by lower employee compensation costs which included decreases in commissions, salaries, and benefits as a result of headcount reductions, along with decreased consulting and marketing costs related to our strategic plan, and lower travel and entertainment expenses.
Average full-time sales, marketing, support, and operating employee headcount for the three and nine months ended September 30, 2024 was 148 and 166, respectively, compared to 336 and 357 for the three and nine months ended

September 30, 2023, respectively. Average headcount was 56% and 54% lower for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023.
Research and Development Expenses
Research and development expenses for the three months ended September 30, 2024 decreased by $2.6 million, or 26%, compared to the three months ended September 30, 2023. Research and development expenses for the nine months ended September 30, 2024 decreased by $5.6 million, or 19%, compared to the nine months ended September 30, 2023. The decrease in expense was driven primarily by lower compensation costs as a result of lower headcount and lower consulting expenses related to our strategic transformation plan, partially offset by increased bonus expense accruals.
Average full-time research and development employee headcount for the three and nine months ended September 30, 2024 was 228 and 239, respectively, compared to 305 and 313 for the three and nine months ended September 30, 2023, respectively. Average headcount was 25% and 24% lower for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2024 decreased by $0.2 million, or 2%, compared to the three months ended September 30, 2023. General and administrative expenses for the nine months ended September 30, 2024 decreased by $11.1 million, or 25%, compared to the nine months ended September 30, 2023. The decrease in expense for both the three and nine months ended September 30, 2024 as compared to the prior year period was largely driven by lower employee compensation costs, which included a decrease in salaries, payroll taxes, and related benefits as a result of lower headcount. Also, stock-based compensation expense was higher during the quarter due to awards granted to the former interim President and CEO upon accepting the permanent role of President and CEO, but was lower year over year due to lower headcount, including the termination of our former CEO, and lower annual equity awards granted to employees. These decreases were offset by higher bonus accruals and other non-recurring expenses.
Average full-time general and administrative employee headcount for the three and nine months ended September 30, 2024 was 95 and 102, respectively, compared to 136 and 144 for the three and nine months ended September 30, 2023, respectively. Average headcount was 30% and 29% lower for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023.
Restructuring and Other Related Charges
Restructuring and other related charges for the three months ended September 30, 2024 decreased by $5.8 million, or 89%, compared to the three months ended September 30, 2023, driven by more significant headcount reduction and the termination of the Brussels lease during the three months ended September 30, 2023. Restructuring and other related charges for the nine months ended September 30, 2024 decreased by $9.2 million, or 70%, compared to the nine months ended September 30, 2023. The decrease was also driven by more significant headcount, termination of the Brussels and Chicago leases, and discontinuing investments in our Digipass CX product during the nine months ended September 30, 2023, partially offset by capitalized software and acquired technology write-offs incurred in 2024.
Amortization of Intangible Assets
Amortization of intangible assets expense for the three months ended September 30, 2024 increased by less than $0.1 million, or 0%, compared to the three months ended September 30, 2023. Amortization of intangible assets expense for the nine months ended September 30, 2024 increased by less than $0.1 million, or 1%, compared to the nine months ended September 30, 2023.
Segment Operating Income (Loss)
Information on our operating income (loss) by segment follows.
•Digital Agreements operating income for the three and nine months ended September 30, 2024 was $3.4 million and $3.0 million, respectively, compared to an operating loss of $4.7 million and $17.8 million, respectively, for the three and nine months ended September 30, 2023. The improvement in operating income for the three and nine months ended September 30, 2024 was driven by higher overall revenue, lower sales and marketing expenses and research and development expenses, including lower employee compensation costs, marketing expenses, travel and entertainment costs, and lower restructuring expenses, partially offset by the write-off of our acquired blockchain technology and related capitalized software for the nine months ended September 30, 2024.
•Security Solutions operating income for the three months ended September 30, 2024 was $20.2 million, which was a year-over-year increase of $4.5 million, or 29%, from the three months ended September 30, 2023. Operating income for the nine months ended September 30, 2024 was $66.8 million, which was a year-over-year increase of $26.9 million, or 68% from the nine months ended September 30, 2023. The increase was largely due to higher subscription revenue and lower sales and marketing expenses, research and development expenses, and restructuring expenses.
Interest income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Interest income, net	$624	$587	$1,246	$1,675
Interest income, net, was $0.6 million for both three months ended September 30, 2024 and 2023. Interest income, net, was $1.2 million for the nine months ended September 30, 2024 compared to $1.7 million for the nine months ended September 30, 2023. The decrease in interest income is due to lower average excess cash invested in the periods compared to last year.
Other Income (Expense), net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Other income (expense), net	$(1,915)	$353	$(1,293)	$342
Other income (expense), net, primarily includes subsidies received from foreign governments in support of our research and development in those countries, exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, and other miscellaneous non-operational, non-recurring expenses.
Other income (expense), net, for the three and nine months ended September 30, 2024 was $(1.9) million and $(1.3) million, respectively, and consisted mostly of transaction losses due to the unfavorable US dollar rate against other functional currencies. Other income, net, for both the three and nine months ended September 30, 2023 was approximately $0.4 million, and consisted mostly of subsidies received from foreign governments.
Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Provision for income taxes	$1,688	$279	$4,658	$1,569
We recorded income tax expense of $1.7 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively. Higher income tax expense for the three months ended September 30, 2024 was primarily attributable to an increase in income before taxes. We recorded income tax expense of $4.7 million and $1.6 million for the nine months ended September 30, 2024 and 2023, respectively. Higher income tax expense for the nine months ended September 30, 2024 was primarily attributable to an increase in income before taxes, offset by a $1.2 million benefit recorded related to a Belgium audit (see Note 12, Income Taxes).
Liquidity and Capital Resources
At September 30, 2024, we had cash and cash equivalent balances of $77.5 million. Our cash and cash equivalents balance includes money market funds with maturities at acquisition of less than three months.

At December 31, 2023, we had cash and cash equivalent balances of $43.0 million.
We are party to lease agreements that require letters of credit to secure the obligations which totaled $0.4 million at both September 30, 2024 and December 31, 2023. Additionally, we maintained a cash guarantee with a payroll vendor in the amount of $0 and $0.1 million at September 30, 2024 and December 31, 2023, respectively. The restricted cash related to the letters of credit and the payroll vendor cash guarantee is recorded in "Restricted cash" on the condensed consolidated balance sheets.
As of September 30, 2024, we held $71.2 million of cash and cash equivalents in subsidiaries outside of the United States. Of that amount, $70.4 million is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.
We believe that our financial resources are adequate to meet our operating needs over the next twelve months.
Our cash flows are as follows:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Cash provided by (used in):
Operating activities	$43,241	$(13,838)
Investing activities	(7,326)	(8,536)
Financing activities	(2,832)	(5,862)
Effect of foreign exchange rate changes on cash and cash equivalents	1,215	145
Operating Activities
Cash used in operating activities primarily consists of net income (loss), as adjusted for non-cash items, and changes in operating assets and liabilities. Non-cash adjustments consist primarily of allowance for doubtful accounts, amortization of intangible assets, asset write-offs, deferred taxes, depreciation of property and equipment, and stock-based compensation. We expect cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. Our primary uses of cash from operating activities have been for personnel and vendor costs. We expect cash outflows from operating activities to be affected by changes in personnel costs and the timing of payment of expenditures.
For the nine months ended September 30, 2024, $43.2 million of cash was provided by operating activities. This was driven by a net income for the period and a decrease in our accounts receivable balance, partially offset by a decrease in deferred revenue. For the nine months ended September 30, 2023, $13.8 million of cash was used in operating activities.
Our working capital at September 30, 2024 was $61.4 million compared to $31.5 million at December 31, 2023. The increase was driven by lower deferred revenue, accrued wages and payroll taxes, and other accrued expenses and increased cash and cash equivalents, partially offset by lower accounts receivable.
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
For the nine months ended September 30, 2024, net cash used in investing activities was $7.3 million, compared to net cash used in investing activities of $8.5 million for the nine months ended September 30, 2023. Cash used in investing activities primarily consisted of additions to property and equipment. For the nine months ended September 30, 2023, net cash used in investing activities consisted of additions to property and equipment, net, (primarily capital software activities), and the purchase of ProvenDB described in Note 6, Goodwill to the condensed consolidated financial statements.

Financing Activities
The changes in cash flows from financing activities primarily relate to the purchases of common stock under our share repurchase program and tax payments for restricted stock issuances.
Cash of $2.8 million used in financing activities during the nine months ended September 30, 2024 was attributable to tax payments for stock issuances and cash paid for the holdback component of the ProvenDB acquisition. Cash of $5.9 million used in financing activities during the nine months ended September 30, 2023 was attributable to tax payments for stock issuances and cash paid for share repurchases.
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

At September 30, 2024, we reported ARR of $163.9 million, which was 9% higher than ARR of $149.8 million at September 30, 2023. Changes in foreign exchange rates during the nine months ended September 30, 2024 as compared to the prior year positively impacted ARR by approximately $0.1 million. ARR growth was primarily driven by an increase in subscription contracts and new logos.
Net Retention Rate
Net Retention Rate, or NRR, is defined as the approximate year-over-year percentage growth in ARR from the same set of customers at the end of the prior year period. It measures our ability to increase revenue across our existing customer base through expanded use of our platform, offset by customers whose subscription contracts with us are not renewed or renew at a lower amount. Our ability to drive growth and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with customers. NRR is an important way in which we track our performance in this area.
We reported NRR of 106% and 108% at September 30, 2024 and 2023, respectively. Year-over-year, NRR was primarily impacted by the same factors that affected ARR, as discussed above.
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

The following table reconciles net income (loss) as reported on our condensed consolidated statements of operations to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net income (loss)	$8,273	$(4,133)	$28,294	$(30,240)
Interest income, net	(624)	(587)	(1,246)	(1,675)
Provision for income taxes	1,688	279	4,658	1,569
Depreciation and amortization of intangible assets (1)	1,941	1,689	6,086	4,524
Long-term incentive compensation (2)	2,744	1,933	6,358	10,426
Restructuring and other related charges (3)	720	6,524	5,454	13,076
Other non-recurring items (4)	1,983	599	3,060	3,160
Adjusted EBITDA	$16,725	$6,304	$52,664	$840
(1) Includes cost of sales depreciation and amortization expense directly related to delivering cloud subscription revenue of $0.7 million and $2.4 million for the three and nine months ended September 30, 2024, respectively, and $0.4 million and $0.7 million for the three and nine months ended September 30, 2023, respectively. Costs are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
(2) Long-term incentive compensation includes stock-based compensation and cash incentive grants awarded to employees located in jurisdictions where we do not issue stock-based compensation due to tax, regulatory or similar reasons. The immaterial expense associated with these cash incentive grants was $0.1 million for both the three months ended September 30, 2024 and 2023 and $0.2 million for both the nine months ended September 30, 2024 and 2023.
(3) Includes write-offs of intangible assets and property and equipment, net, of $0.8 million and $1.0 million, respectively, for the nine months ended September 30, 2024 and $0 for both the three and nine months ended September 30, 2023. Costs are recorded in "Services and other cost of goods sold" and "Restructuring and other related charges," respectively, on the condensed consolidated statements of operations.
Includes restructuring and other related charges of less than $0.1 million and $0.1 million, for the three and nine months ended September 30, 2024, respectively, and $0 for both the three and nine months ended September 30, 2023. These charges are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
(4) For the three months ended September 30, 2024 and 2023, other non-recurring items consist of $2.0 million and $0.6 million, respectively, of fees related to non-recurring projects.

For the nine months ended September 30, 2024, other non-recurring items consist of $3.1 million of fees related to non-recurring projects. For the nine months ended September 30, 2023, other non-recurring items consist of $1.6 million of inventory impairment charges and $1.6 million of fees related to non-recurring projects and our acquisition of ProvenDB.

Adjusted EBITDA for the three months ended September 30, 2024 was $16.7 million compared to $6.3 million for the three months ended September 30, 2023. Adjusted EBITDA for the nine months ended September 30, 2024 was $52.7 million compared to $0.8 million for the nine months ended September 30, 2023. The increase for both periods was driven largely by higher revenue and gross profit, as well as lower operating expenses as a result of the restructuring activities described elsewhere in this Item 2. Year-over-year changes in foreign exchange rates unfavorably impacted Adjusted EBITDA by approximately $0.1 million for the three and nine months ended September 30, 2024.
Critical Accounting Policies
Our accounting policies are fully described in Note 1, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2023 and Note 2, Summary of Significant Accounting Policies, of our interim Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the three months ended September 30, 2024.
Item 3 - Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the three months ended September 30, 2024. For additional information, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our Form 10-K.
Item 4 - Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2024.
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
Item 2 – Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company of its shares of common stock during the third quarter of 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2024 through July 31, 2024	—	$—	—	$50,000,000
August 1, 2024 through August 31, 2024	—	$—	—	$50,000,000
September 1, 2024 through September 30, 2024	—	$—	—	$50,000,000
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

Item 6 - Exhibits

Exhibit 10.1 - Amended 2024 Management Incentive Plan, dated August 14, 2024

Exhibit 10.2 - Letter Agreement dated October 22, 2024 between the Company and Victor Limongelli

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
_____________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 30, 2024.

OneSpan Inc.

/s/ Victor Limongelli
Victor Limongelli
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jorge Martell
Jorge Martell
Chief Financial Officer
(Principal Financial and Accounting Officer)