Form 10-K
period 2024-12-31
OneSpan Inc.
filed 2025-02-27
CIK 1044777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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

 As of June 30, 2024, the aggregate market value of voting and non-voting common equity (based upon the last sale price of the common stock as reported on the NASDAQ Capital Market on June 30, 2024) held by non-affiliates of the registrant was $479,950,263 at $12.82 per share.

As of February 21, 2025, there were 38,175,819 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Auditor Name: KPMG LLP	Auditor Location: Chicago, IL	Auditor Firm ID: 185

OneSpan Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2024
TABLE OF CONTENTS

References to OneSpan
Throughout this Annual Report on Form 10-K, the “Company,” “OneSpan,” “we,” “us,” and “our,” except where the context requires otherwise, refer to OneSpan Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of OneSpan Inc.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of applicable U.S. securities laws, including statements regarding our goal of driving profitable, efficient growth in both of our operating segments, with a particular emphasis on subscription revenue growth; our focus on high-margin software solutions and continued investment in hardware authentication solutions; revenue trends, including revenue expectations for our hardware business; estimates concerning the timing and amount of savings, improvements in Adjusted EBITDA (earnings before interest, taxes, depreciation, and amortization), and/or restructuring charges that may result from our cost reduction and restructuring actions; our plans for managing our Security Solutions and Digital Agreements segments; expectations about trends in our cost of goods sold, gross margin, and sales and marketing, research and development, and general and administrative expenses; the impact of foreign currency rate fluctuations; expectations regarding sources and uses of cash; and our general expectations regarding our operational or financial performance in the future. Forward-looking statements may be identified by words such as "seek", "believe", "plan", "estimate", "anticipate", “expect", "intend", "continue", "outlook", "may", "will", "should", "could", or "might", and other similar expressions. These forward-looking statements involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could materially affect our business and financial results include, but are not limited to: our ability to attract new customers and retain and expand sales to existing customers; our ability to successfully develop and market new product offerings and product enhancements; changes in customer requirements; the potential effects of technological changes; the loss of one or more large customers; difficulties enhancing and maintaining our brand recognition; competition; lengthy sales cycles; unintended costs and consequences of our cost reduction and restructuring actions, including higher than anticipated restructuring charges, disruption to our operations, litigation or regulatory actions, or employee turnover; challenges retaining key employees and successfully hiring and training qualified new employees; security breaches or cyber-attacks; real or perceived malfunctions or errors in our products; interruptions or delays in the performance of our products and solutions; reliance on third parties for certain products and data center services; our ability to effectively manage third party partnerships, acquisitions, divestitures, alliances, or joint ventures; economic recession, inflation, tariffs or trade disputes, and political instability; claims that we have infringed the intellectual property rights of others; changing laws, government regulations or policies; pressures on price levels; component shortages; delays and disruption in global transportation and supply chains; impairment of goodwill or amortizable intangible assets causing a significant charge to earnings; actions of activist stockholders; and exposure to increased economic and operational uncertainties from operating a global business, as well as other factors described in the “Risk Factors” section of this Annual Report on Form 10-K. Our filings with the Securities and Exchange Commission (the “SEC”) and other important information can be found in the Investor Relations section of our website at investors.onespan.com. We do not have any intent, and disclaim any obligation, to update the forward-looking information to reflect events that occur, circumstances that exist or changes in our expectations after the date of this Form 10-K, except as required by law.

Our website address is included in this Annual Report on Form 10-K as an inactive textual reference only.

PART I
Item 1 – Business

Overview
OneSpan delivers cutting-edge solutions in two key areas: advanced secure authentication and digital agreements. Our secure authentication solutions protect devices, users, and applications with robust multi-factor and passwordless authentication and other fraud prevention technologies. Our digital agreements solutions combine identity verification, electronic signatures, and digital workflows to streamline agreements, enhance compliance, and accelerate business processes. We empower organizations to automate and secure both customer-facing and revenue-generating processes, supporting a wide range of use cases—from simple transactions to complex workflows requiring elevated security. Trusted by global blue-chip enterprises, including more than 60% of the world’s 100 largest banks, OneSpan processes millions of digital agreements and billions of secure authentication transactions in more than 100 countries annually.

We offer our products primarily through a subscription licensing model and provide multiple deployment options, including cloud-based and on-premises solutions. Our solutions are sold worldwide through our direct sales force, as well as through distributors, resellers, systems integrators, and original equipment manufacturers.

Business Segments
We report our financial results under the following two lines of business, which are our reportable operating segments: Security Solutions and Digital Agreements
•Security Solutions. Security Solutions consists of our broad portfolio of software products, software development kits (SDKs), and Digipass authenticator devices that are used to build applications designed to defend against attacks on digital transactions across online environments, devices, and applications. The software products and SDKs included in the Security Solutions segment are on-premises and, to a lesser extent, cloud software products, and include multi-factor authentication and transaction signing solutions, such as mobile application security and mobile software tokens.

•Digital Agreements. Digital Agreements consists of solutions that enable our clients to secure and automate business processes associated with their digital agreement and customer transaction lifecycles that require consent, non-repudiation and compliance. These solutions, which are largely cloud-based, include OneSpan Sign e-signature, OneSpan Notary, and Identity Verification.

Business Developments

During 2022 and the first half of 2023, OneSpan was operating under a three-year strategic plan that focused on driving revenue growth in Digital Agreements. However, in mid-2023, we determined that we were unlikely to achieve the revenue growth levels set forth in that strategic plan within the contemplated three-year timeframe due to a number of factors, including increasing maturity and competitiveness in the market for e-signature solutions, limited awareness of our brand among buyers of e-signature tools, and higher pricing aggressiveness from competitors.

In response to these challenges, we modified our strategy to focus more heavily on improving profitability across the business. To this end, in August 2023, our Board approved additional restructuring actions designed to achieve higher levels of profitability while maintaining the Company's long-term growth potential.

We now seek to drive profitable, efficient growth in both operating segments, with a particular emphasis on subscription revenue growth. Digital Agreements became profitable for the first time in the third quarter of 2024 and both operating segments were profitable for the full year 2024. Security Solutions and Digital Agreements subscription revenue grew 33% and 28% year-over-year in 2024, respectively.

Security Solutions total revenue decreased 1% in 2024, largely due to a reduction in hardware revenues driven by certain customers adopting a “mobile first” approach, which prioritizes the mobile user experience over traditional desktop experiences, particularly for consumer banking. This approach has resulted in a reduction of Digipass hardware authenticator sales and an increase in sales of software authentication licenses delivered through software applications on mobile devices. As organizations embrace the convenience and accessibility of mobile technology, we expect to increase our focus on high-margin software solutions while continuing to invest in our hardware authentication solutions in order to meet diverse customer needs.

Digital Agreements total revenue increased 20% in 2024 and we substantially completed transitioning the segment to a software as a service ("SaaS") revenue model.

Industry Background

While digital transformation, the shift to cloud-delivered experiences and the growing adoption of artificial intelligence ("AI")-powered technologies across all industries have helped increase the pace of innovation and business execution, they have also increased security risks for organizations, their customers, and their employees. People and records associated with business interactions, transactions, and agreements have become the biggest attack surface, or point of vulnerability, to cyber-attacks.
Account takeover attacks ("ATO"), a rapidly growing cyber threat, are exploiting vulnerabilities in user authentication, targeting individuals and enterprises alike. Another growing threat is authorized push payment fraud (APP fraud), in which victims are manipulated into making real-time payments to fraudsters, typically by social engineering attacks involving impersonation. Additionally, the rise of generative AI in cyber threats has amplified the sophistication of phishing campaigns and social engineering attacks. Without secure and enforceable business processes and outcomes, companies everywhere are vulnerable to these and other cybersecurity threats. However, current security measures are typically at odds with the pressure for organizations to drive growth and support increasing customer expectations for frictionless user experiences.
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
We expect that these trends will continue to accelerate and evolve, creating an opportunity for OneSpan to leverage our global security roots to deliver technology that enables intuitive yet secure customer experiences.
Our Products and Services Portfolio
We offer a portfolio of security, authentication, identity, electronic signature, and digital workflow products and solutions through our two business segments, Security Solutions and Digital Agreements.
Security Solutions

Cloud Authentication is a quick-to-deploy, cloud-based multi-factor authentication solution that supports a full range of authentication options including biometrics, push notification, visual cryptograms for transaction data security, SMS, and hardware authenticators. This allows customers to solve strong authentication problems across different endpoints to best meet their unique requirements through a single provider rather than integrating multiple modalities together. It eliminates cost associated with managing legacy on-premises authentication technology and provides a straightforward upgrade path to more comprehensive capabilities such as intelligent adaptive authentication.

Mobile Security Suite is a comprehensive software development Kit (SDK) and unique single framework that integrates built-in application security to allow for a variety of strong authentication technologies, dynamic linking, WYSIWYS (What-You-See-Is-What-You-Sign), authentication orchestration, and improved authentication user interface. Through a comprehensive library of APIs, customers can extend and strengthen security for applications, deliver user convenience, and streamline the application deployment and lifecycle management process.

Mobile Application Shielding protects mobile applications from attacks by malware, allowing secure usage of mobile applications even in hostile environments (e.g., on jailbroken mobile phones). The technology helps protect mobile application code against malicious code injection such that if a device becomes infected with malware, the application shielding technology will detect and prevent that code from running.

Authentication Server is a comprehensive, centralized, and flexible authentication platform designed to provide full lifecycle management through a single, integrated system. It enables secure multi-factor authentication for digital transactions and user access, supporting a wide range of authentication methods, including biometrics, one-time passwords, and mobile push notifications. By offering broad access to enterprise resources—from SSL VPNs to cloud-based applications—it enhances security while simplifying authentication management for both administrators and end users.

Authentication Suite is a comprehensive solution designed to protect organizations from cyber threats while offering authentication experiences across channels. With a flexible API-driven backend, support for both hardware and software authenticators, and a robust mobile SDK, the suite provides scalable security for high-volume applications like online banking, e-commerce, and gaming. Organizations can tailor authentication methods to meet their unique security needs, leveraging industry standards and technologies such as the FIDO and OATH standards, our Digipass technology, and our Cronto visual transaction signing solution for enhanced protection against sophisticated attacks. Its integration capabilities simplify deployment without disrupting existing systems, while built-in mobile authentication licenses enable secure user access across multiple devices.

Digipass Authenticators are our hardware authenticators, consisting of a wide variety of authentication devices, each of which has its own distinct characteristics to meet the needs of our customers. All models of Digipass authenticators are designed to work together so customers can switch devices without making changes to their existing infrastructure, and they are also fully interoperable with our mobile authentication software. Our Digipass models range from one-button devices and smart card readers to devices that include more advanced technologies, such as public key infrastructure ("PKI") and visual cryptography.

Our Digipass authenticators provide proven multi-factor authentication and transaction data signing. Our newer Digipass FX family of authenticators are FIDO2-certified phishing-resistant passkeys that enable passwordless authentication, significantly reducing the risk of social engineering. Our Digipass FX authenticators use the FIDO2 protocol, employing a private and public key pair system whereby private keys and biometric data never leave the device, thereby avoiding vulnerabilities associated with human error, such as phishing and password reuse.

Digital Agreements

OneSpan Sign supports a broad range of e-signature requirements from simple to complex, and from the occasional agreement to processing tens of thousands of transactions. OneSpan Sign provides multiple public cloud deployment options to meet global data residency needs. The solution is also available in a Federal Risk and Authorization Management Program ("FedRAMP") SaaS-level compliant cloud, allowing U.S. government agencies to implement e- signatures in the cloud and meet General Services Administration ("GSA") security requirements.

Customers can fully "white label" and configure OneSpan Sign to reinforce their brand for a seamless signing experience. Each step of the digital agreement workflow can be customized, from authentication to e-signing and secure digital storage. OneSpan Sign also provides comprehensive and secure electronic evidence for strong legal protection by capturing all actions that took place during the agreement process. This reduces the time and cost of gathering evidence and demonstrating legal and regulatory compliance. E-signature capabilities can be a critical component of the account opening and onboarding processes, providing a secure and user-friendly way to execute legally binding agreements.

OneSpan Notary is an online notary solution developed for organizations with in-house notaries. It includes live electronic signature, two-way secured videoconferencing, and strong identity proofing options, like ID Verification and Knowledge-based Authentication ("KBA"). It also simplifies the notarization process with guided workflows, the ability to upload eNotary Seal, recording, eJournaling, and audit trail capabilities in a single solution. OneSpan Notary is currently available for use in 30 U.S. states.

OneSpan Identity Verification gives banks and other financial institutions access to a wide range of identity verification services – all through a single API integration. This includes identity document (e.g., driver’s license, passport, etc.) capture and real-time authenticity verification, as well as facial comparison (“selfie”) and liveness detection (the ability to detect whether a digital interaction is with a live human being) to establish that the individual presenting the identity document is the same person whose picture appears on the authenticated identity document. Starting January 1, 2024, we began presenting OneSpan Identity Verification in the Digital Agreements segment to reflect the greater alignment of this solution with our Digital Agreements product portfolio.

OneSpan Integration Platform is a modern platform that enables organizations to easily integrate e-signatures powered by OneSpan Sign into well-known applications such as Microsoft Apps, Google Workspace, Salesforce, and Workday. These pre-built integrations allow organizations to manage an efficient, modern digital agreement process. Unlike traditional API-based e-signature implementations that demand significant time and budget, OneSpan Integration Platform offers a cost-effective, easy-to-deploy solution that addresses cross-departmental needs while enabling robust security and compliance. Leveraging pre-built low-code/no-code integrations reduces development costs and eliminates the need for specialized expertise.

Intellectual Property and Proprietary Rights and Licenses
We rely on a combination of patent, copyright, trademark, design, and trade secret laws, as well as employee and third-party non-disclosure agreements to protect our intellectual property ("IP") and other proprietary rights. We hold patents in the U.S. and in other countries, which cover multiple aspects of our technology. These patents expire between 2026 and 2040. In addition to the issued patents, we also have several patent applications pending in the U.S., Europe, and other countries. Many of our issued and pending patents are related to our Digipass product line. In addition to our owned IP, we license software from third parties for integration into our solutions, including open-source software and other software available on commercially reasonable terms.
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
Research and Development
Our research and development efforts are focused primarily on enhancing our solutions by building new features, functionality, and applications; developing technology to support new products; enhancing our transaction-cloud platform; and conducting product and quality assurance testing. We employ a team of full-time engineers and, from time to time, also engage independent engineering firms to conduct certain product development efforts on our behalf. For fiscal years ended December 31, 2024, 2023, and 2022, we incurred expenses, net of software capitalization, of $32.4 million, $38.4 million, and $41.7 million, respectively, for research and development.
Production
Our Digipass authentication devices are manufactured by third-party manufacturers at several independent factories in Southern China and one within the European Union, in Romania. We maintain local personnel in China to conduct quality control and quality assurance procedures. Periodic visits to the factories are conducted by our personnel for quality management, assembly process review, and supplier relations.

Digipass devices are made primarily from commercially available electronic components, including microprocessors purchased from several suppliers. We purchase microprocessors and arrange for shipment to our third-party manufacturers for assembly and testing in accordance with our design specifications. The microprocessors are the most important components of the devices which are not commodity items readily available on the open market.

During 2022, the supply chain for our Digipass devices was impacted by the effects of the COVID-19 pandemic, the Russia-Ukraine conflict and the inflationary cost environment, particularly with respect to materials in the semiconductor market, including part shortages, increased freight costs, diminished transportation capacity and labor constraints. This resulted in disruptions in our supply chain during 2022, as well as difficulties and delays in procuring certain microprocessors. In addition, since late 2021, our costs have increased due to elevated lead times and increased material costs, in particular the need to purchase microprocessors from alternative sources. Although the supply chain issues we saw in 2022 stabilized during 2023 and continued to be relatively stable during 2024, global supply chains for semiconductors and electronic components remain vulnerable to disruption from range of risks, including natural disasters and extreme weather, geopolitical disputes, tariffs or trade disputes, regional or global conflicts, and scarcity of certain minerals and components.

In response to these supply chain conditions, beginning in 2022, we focused on improving our supplier network, engineering alternative designs, and working to reduce supply shortages and mitigate their impact. We actively manage our inventory in an effort to minimize supply chain disruptions and enable continuity of supply and services to our customers, and we may maintain elevated levels of inventory for certain of our products to prepare for potential supply constraints. We also regularly evaluate alternative manufacturing and supply arrangements, including moving more of our manufacturing from China to Romania or other locations, to mitigate supply chain risks. Despite these efforts, we may experience additional supply chain disruptions or cost increases affecting our Digipass business in the future. Please see Item IA, Risk Factors, for additional information.

Our software solutions are produced in-house or developed by third parties and sold under license.
Competition
The market for digital solutions for security, authentication, identity, electronic signature, and digital workflow products is very competitive and, like most technology-driven markets, is subject to rapid change and constantly evolving solutions and services. Our identity verification and authentication products are designed to allow authorized users access to digital business processes and properties, in some cases using patented technology, as a replacement for or supplement to a static password. Our main competitors in our identity verification and authentication markets are Gemalto (a subsidiary of Thales Group), RSA Security and Yubico. There are also many other companies in adjacent areas, such as mobile device management "(MDM"), threat protection, and identity and access management ("IAM"), that offer competing services.

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

We believe that the principal competitive factors affecting the market for digital solutions for security, authentication, identity, electronic signature, and digital workflow products include the strength and effectiveness of the solution, technical features, ease of use, quality and reliability, customer service and support, brand recognition, customer base, distribution channels, and the total cost of ownership of the solution. With the exception of brand recognition, we believe that our products are currently competitive with respect to these factors; nevertheless, we may not be able to maintain our competitive position against current and potential competitors. Some of our present and potential competitors have significantly greater financial, technical, marketing, purchasing, and other resources. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the development, promotion and sale of products, to establish and maintain greater brand recognition, or to deliver competitive products at a lower end-user price. Please see Item IA, Risk Factors, for additional information.
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

Our top 10 customers contributed 20%, 22%, and 23% in 2024, 2023, and 2022, respectively, of our total worldwide revenue.

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

Government Regulation
As a global cybersecurity and e-signature company, we are subject to complex and evolving global regulations in the various jurisdictions in which our products and services are used. Also, because banking and financial services is our largest industry target market, the government regulations affecting our customers in this area, such as the European Union Digital Operations Resilience Act, have a significant indirect effect on our business. Similar regulatory dynamics occur in the other primary markets where we have customers, such as healthcare and government. In addition, since we have significant operations in Europe, we are subject to many European Union laws concerning sustainability, which have been and may continue to be costly to comply with. Additional proposed or new legislation and regulations could also materially affect our business. Please see Item IA, Risk Factors, for additional information.

Human Capital
OneSpan is powered by a team of approximately 571 employees that spans the globe, consisting of approximately 317 employees in the Americas, 221 employees in EMEA (includes Europe, the Middle East, and Africa), and 33 employees in the Asia Pacific region. As of December 31, 2024, approximately 107 of our employees were in in cost of goods sold, 150 in sales and marketing, 220 in research and development, and 94 in general and administrative.

We understand that achieving our business objectives will depend primarily on the skills, creativity, and determination of our people. We believe that people do their best work in an environment built on a compelling shared purpose, openness, trust, mutual accountability, and the opportunity to make a meaningful impact. We therefore seek to create an environment that will attract, retain and develop talented people who are motivated to find opportunities and create new possibilities for our customers, for themselves and their teams, and for OneSpan. To achieve this goal, we focus on the areas described below.

Competitive Compensation and Benefits. We seek to provide our employees with competitive and fair compensation and benefit offerings, and use market benchmarks to ensure external competitiveness while maintaining equity within the organization. We tie incentive compensation to business performance and provide a range of health, wellness, family leave, savings, retirement, and time-off benefits for our employees, which vary based on local regulations and norms.

Engagement. We seek input from our employees regularly through a variety of channels, including informal interactions, regular one-to-one meetings between managers and employees, department meetings, quarterly virtual all-company meetings and employee engagement surveys. This input helps us assess our progress in promoting an environment where employees are engaged, productive, and have a strong sense of belonging. We also use employee feedback to identify areas where we can do better and expect our managers to actively work to improve those areas.

Hybrid Workplace Policy. For our employees who live near one of our offices, we have adopted a hybrid work model whereby employees generally come to the office in person one to three times per week, on days designated by local office leadership. For the rest of the week, employees may work either remotely or from their local office. We believe this approach maintains the flexibility of remote work while also providing a regular opportunity for in-person interactions to collaborate, innovate, and build relationships with colleagues.

Workplace Environment and Access to Talent. With approximately 571 employees around the world and customers in more than 100 countries, we believe that our business benefits from a workplace that includes employees with a range of perspectives, experience, backgrounds and cultures. All of our employees take an annual training covering anti-harassment content and respect in the workplace.

We work with a variety of job sites and candidate application platforms to increase our access to a broad pool of potential employees. We also monitor the composition of our workforce by gender on an ongoing basis in order to make sure we are accessing and retaining the full range of available talent. We measure gender composition overall, by job level, and by job family. As of December 31, 2024, approximately 30% of our employees identified as female, down slightly from 31% in the end of 2023 and 2022 but up from 27% at the end of 2021. The percentage of women by job level (executive, vice president, director, manager, supervisor and individual) and job family (consisting of general and administrative, research and development, sales and marketing, and Digipass) did not change materially in 2024 as compared to 2023.

Training and Talent Development. We promote and support employee development, compliance and organizational effectiveness by providing professional development and compliance training. All of our employees take a required annual training on the following topics: our code of conduct and ethics; cybersecurity; and preventing sexual harassment. In addition, we make a variety of professional development courses available to our employees at the Company's cost.

Feedback and Coaching. We believe regular feedback is an important component of employee development. Our managers provide ongoing feedback and performance coaching to their direct reports in regular one-to-one meetings, and are also encouraged to solicit their teams’ feedback on their own performance.

Employee Recognition. We recognize our employees for driving business results and exemplifying our company values. We believe that these recognition programs help drive strong employee performance. Employees also have access to an internal communications channel to recognize their peers for their contributions to the company.

Community Outreach. We encourage employee volunteerism in the communities where we live and work by providing each employee with one paid day off each year to participate in volunteer activities of their choice.

Monitoring Employee Turnover. We monitor voluntary turnover and total attrition, as a whole and by tenure, region, and by job family. Total attrition captures all reasons employees leave, including voluntary turnover and involuntary turnover due to job eliminations or performance reasons, whereas voluntary turnover is limited to elective departures by employees. Our voluntary turnover across our global employee base in 2024 was 12.4%, which we believe compares favorably with global voluntary turnover rates in the technology industry. Our total attrition in 2024 was 24.3%, primarily due to our cost reduction and restructuring efforts discussed elsewhere in this Annual Report on Form 10-K.

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
Available Information

We maintain an Internet website at www.onespan.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report on Form 10-K. Our website address is included in this Annual Report on Form 10-K as inactive textual reference only. Our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and amendments to those reports, are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with, or otherwise furnished to, the Securities and Exchange Commission (the "SEC"). We also make available on our website the charters of our audit committee, compensation committee and nominating and corporate governance committee, as well as our corporate governance guidelines and our code of business conduct and ethics.

Information about our Executive Officers

The following sets forth certain information with regard to each of our executive officers. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.
VICTOR LIMONGELLI — Mr. Limongelli was appointed as OneSpan’s Chief Executive Officer and President in July 2024 after joining the Company in January 2024 as its Interim Chief Executive Officer. Prior to joining OneSpan, Mr. Limongelli most recently served as Chief Executive Officer at BQE Software, Inc., a privately held SaaS company providing billing, accounting, and similar functionality to professional services firms, from September 2021 to April 2023. From April 2018 to August 2021, he served as Chief Executive Officer of MobileCause, Inc., a private equity-backed SaaS company focused on fundraising and donor engagement for nonprofits, and from November 2015 to April 2018, he was initially Chairman of the Board and then Chief Executive Officer of AccessData Group, a privately held security software company. From May 2003 through November 2014, Mr. Limongelli held a number of executive positions with Guidance Software, Inc., a publicly traded security software company, including over 9 years as President and 7 years as its Chief Executive Officer. Mr. Limongelli received an A.B. from Dartmouth College and a J.D. from Columbia University. Mr. Limongelli is 58 years old.

JORGE MARTELL — Mr. Martell has served as OneSpan’s Chief Financial Officer since September 2022 and as its principal accounting officer since December 2023. From July 2016 to September 2022, he served as Chief Financial Officer and Treasurer and from April 2015 to July 2016 as Vice President of Finance, Corporate Controller, at Extreme Reach Inc., a private-equity owned omnichannel creative logistics company for brand advertising, where he played an integral role in optimizing the company’s balance sheet and in executing the company’s growth strategy through global M&A, prior to its acquisition by another private equity firm. From September 2012 to March 2015, Mr. Martell was Treasurer and Assistant Corporate Controller at Sapient Corporation, a technology company, where he led its global revenue organization, execution of its M&A financial strategy, and global treasury organization prior to its acquisition by Publicis Groupe. Earlier in his career, Mr. Martell held leadership roles at ABM Industries, Inc., a provider of facilities management solutions, and at KPMG LLP, a public accounting firm. Mr. Martell received a B.S. from the Institute of Technology and Higher Studies of Monterrey, Mexico. Mr. Martell is 46 years old.
ASHISH JAIN— Mr. Jain joined OneSpan in December 2024 as its Chief Technology Officer. Prior to that, Mr. Jain was Chief Product Officer and Chief Technology Officer at Arkose Labs, an enterprise fraud management and account security company, from March 2021 to June 2024. At Arkose, he led the development of the company's bot mitigation platform to help address consumer fraud and identity challenges for large enterprises. From August 2018 to March 2021, he served as Head of Identity at eBay, a global commerce marketplace provider, where he led the global engineering team to build the identity, risk, and trust platform to support onboarding, authentication, KYC, fraud and abuse protection for eBay’s customers and third-party developers. From June 2011 through August 2018, Mr. Jain held product management roles at VMWare, a virtualization and cloud computing software provider, most recently as Vice President, Workspace One/Digital Workspace. Earlier in his career, Mr. Jain held various product management and engineering roles at a number of technology companies, including PayPal, Ping Identity, and BEA Systems. Mr. Jain received a Bachelor of Engineering degree from BITS, Pilani, India, and an MBA from the University of Denver’s Daniels College of Business. Mr. Jain is 51 years old.
LARA MATAAC — Ms. Mataac has served as OneSpan’s General Counsel, Chief Compliance Officer and Secretary since June 2022. From April 2021 to June 2022, Ms. Mataac was General Counsel at Constant Contact, Inc., a provider of cloud-based online marketing solutions, where she led the legal and compliance team during a period of transition after the company’s spinout from Endurance International Group (EIG) in February 2021. Before Constant Contact, Ms. Mataac was at EIG, a provider of cloud-based web presence and online marketing solutions, from February 2013 through March 2021, most recently as Deputy General Counsel. Before EIG, Ms. Mataac was corporate legal director at Bottomline Technologies, a software company. Earlier in her career, Ms. Mataac practiced corporate law at the firms Wilmer Cutler Pickering Hale & Dorr LLP and Fenwick & West LLP. Ms. Mataac received a B.A. from Wellesley College and a J.D. from Stanford University. Ms. Mataac is 48 years old.

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
•We may experience difficulties increasing or maintaining our rate of revenue growth.
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
•The markets we serve are highly competitive, which may negatively affect our ability to add new customers, retain existing customers and grow our business.
•If we are not able to enhance our brand recognition and maintain our brand reputation, our business may be adversely affected.
•Our Digipass authenticator business has a complex global supply chain and is dependent on a limited number of suppliers for certain components, such that supply chain disruptions could materially impact our operations. Our Digipass business may also experience inventory-related losses.
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
•If we are unable to retain key employees and successfully hire and train qualified new employees, we may be unable to achieve our business objectives. In addition, we may experience negative effects from the significant workforce reductions we have completed over the past several years.
•We depend on third-party hosting providers and other technology vendors, as well as our own infrastructure, to provide our products and solutions to our customers in a timely manner. Interruptions or delays in performance of our products and solutions could result in customer dissatisfaction, damage to our reputation, loss of customers, and a reduction in revenue.
•Our success depends in part on establishing and maintaining relationships with other companies to distribute our technology and products or to incorporate their technology into our products and services, or vice versa.
•We have operated at a loss for two of the past three years, and we may not be profitable in the future.
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
•We may be subject to legal proceedings and/or liability for a variety of claims, including intellectual property disputes, labor and employment issues, commercial disagreements, securities law violations and other matters. These proceedings may be costly, subject us to significant liability, limit our ability to use certain technologies, increase our costs of doing business or otherwise adversely affect our business and operating results.
•We are subject to numerous laws, regulations and customer and product certification requirements governing the design, production, distribution, sale, use, and availability of our products. Any failure to comply with these laws, regulations and requirements could result in unanticipated costs and other negative impacts, and could have a materially adverse effect on our business, results of operations and financial condition.

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
Risks Related to our Business and Industry

We may experience difficulties increasing or maintaining our rate of revenue growth.

During 2024, we made significant strides in improving profitability across our business, including achieving profitability in our Digital Agreements segment for the first time. Our revenue also grew modestly during 2024, and we are aiming to continue to grow our revenue in both Security Solutions and Digital Agreements going forward; however, this may be challenging. We expect revenue from our Digipass authenticator tokens to decrease modestly on a year-over-year basis in 2025, consistent with trends over the past decade as our banking customers have generally moved toward “mobile-first” authentication (authentication solutions delivered through a software application on a mobile device), especially for consumer banking. We will therefore need to grow our revenue relatively more in the software component of our Security Solutions segment and in the Digital Agreements segment to compensate for the anticipated decline in hardware as well as, to a lesser extent, the impact of the sunsetting of certain of our products in 2022, 2023 and 2024 and the decrease in maintenance and support revenue as we continue to transition legacy perpetual maintenance contracts to term licenses. Although we are making additional investments in software product development and in channel partnerships to enhance our software solutions, these efforts may not yield the additional revenue we seek for various reasons, such as competition, delays and challenges in developing products that meet our customers’ needs, long sales cycles, lack of brand awareness, general economic conditions, and other risks described in these Risk Factors. If we are unable to grow our revenue as planned, we may also be unable to continue to gradually increase our profitability, since we have already implemented significant restructuring activities over the past several years.

If our new product offerings and product enhancements do not keep pace with the needs of our customers or do not achieve sufficient customer acceptance, our competitive position and financial results will be negatively impacted.

Technological changes occur rapidly in our industry and development of new products and features is critical to maintain and grow our revenue. Our ability to attract and retain customers will depend in part upon our ability to enhance our current products and develop innovative new solutions to distinguish us from the competition and to meet customers’ changing needs. For instance, we believe that our bank and financial institution customers, who account for a majority of our revenue, may increasingly move away from multi-factor authentication methods and toward passkeys that use the FIDO2 passwordless authentication standard. If we are unable to provide our customers with high quality and innovative passkey solutions, or if we otherwise do not anticipate or adapt to changing technology, industry standards or customer requirements on a timely basis, competitive position and financial results will be negatively impacted.

Product developments and technology innovations by others may adversely affect our competitive position. The introduction by our competitors of products embodying new technologies or the emergence of new industry standards could render our existing products obsolete and unmarketable. For example, if our competitors are able to more quickly and effectively integrate new technologies such as generative artificial intelligence into their products, our competitive position may suffer.

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

We derive a substantial portion of our revenue from a limited number of customers. The loss of substantial sales to any one of them could adversely affect our operations and results. In 2024, 2023, and 2022, our top 10 largest customers contributed 20%, 22%, and 23%, respectively, of our total worldwide revenue.

The markets we serve are highly competitive, which may negatively affect our ability to add new customers, retain existing customers and grow our business.

The market for digital solutions for security, authentication, identity, electronic signature, and digital workflow solutions is very competitive and, like most technology-driven markets, is subject to rapid change and constantly evolving solutions and services.

Our identity verification and authentication products are designed to allow authorized users access to digital business processes and properties, in some cases using patented technology, as a replacement for or supplement to a static password. Our main competitors in our identity verification and authentication markets are Gemalto, a subsidiary of Thales Group, Yubico and RSA Security. There are also many other companies in adjacent areas, such as mobile device management ("MDM"), threat protection, and identity and access management ("IAM"), that offer competing services In addition to these companies, we face competition from many small authentication solution providers, many of whom offer new technologies and niche solutions such as biometric or risk and behavioral analysis. We believe that competition in this market is likely to intensify as a result of increasing demand for security products.

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

We believe that enhancing our brand recognition is important to our efforts to attract new customers and channel partners, and that our relative lack of brand awareness has made it more challenging to acquire new customers. Our brand recognition and reputation are dependent upon numerous factors, including:

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

Our Digipass authenticator business has a complex global supply chain and is dependent on a limited number of suppliers for certain components, such that supply chain disruptions could materially impact our operations. Our Digipass business may also experience inventory-related losses.

In the event that the supply of components or finished products for our Digipass authenticator business is interrupted or relations with any of our principal component vendors or contract manufacturers is terminated, there could be increased costs and considerable delay in finding suitable replacement sources for components or alternative manufacturers for our hardware products. Our Digipass authentication devices are currently assembled at several facilities located in mainland China and one facility in Romania. The importation of these products from China and Romania exposes us to the possibility of product supply disruption and increased costs in the event of changes in the policies of the Chinese, Romanian or EU governments, political unrest, natural disasters, extreme weather or unstable economic conditions in China, Romania or the EU, or developments in China, Romania, the U.S. or the EU that are adverse to trade, including enactment of tariffs or other protectionist legislation. We experienced supply chain disruption in 2022 as a result of China’s implementation and subsequent reversal of its “Zero COVID” policy and extreme heatwaves and drought affecting southern China, both of which affected our China-based contract manufacturers. We may experience similar disruptions again due to numerous factors, including tariffs and trade disputes, geopolitical tensions, armed conflict, impacts as a result of pandemics or other public health threats, and natural disasters and extreme weather, which may occur more frequently due to climate change. These factors have in the past, and may in the future, cause delays in our fulfillment of customer orders, which may in turn delay our recognition of revenue from such orders or cause customers not to place orders or to seek alternative suppliers.

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

Under some circumstances, we may purchase multiple years’ supply of parts for our Digipass authenticator devices based on internal forecasts of demand, anticipated supply chain constraints, or other reasons. To meet customers’ demands for accelerated delivery of product, we sometimes produce finished product for existing customers before we receive the executed order from the customer. Should our forecasts of future demand be inaccurate or if we produce product that is never ordered, we could incur substantial losses related to the realization of our inventory.

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

Our corporate infrastructure stores and processes our sensitive, proprietary and other confidential information (including information related to finance, technology, employees, marketing, sales, etc.) which is used daily in our operations. In addition, our solutions involve transmission and processing of our customers' confidential, proprietary, personal and sensitive information. We have legal and contractual obligations to protect the confidentiality and appropriate use of customer data. Because we are a digital agreements and cybersecurity company, and because the majority of our customers are banks and other financial institutions, which are frequent targets of cyberattacks, we may be an attractive target for cyber attackers or other data thieves.

High-profile cyberattacks and security breaches have increased in recent years, with the potential for such acts heightened because of the number of employees working remotely since the COVID-19 pandemic and the increase in sophisticated cyberattack methods, such as the use of artificial intelligence to launch automated, accelerated and enhanced cyberattacks. Because techniques used to obtain unauthorized access or to sabotage systems are constantly evolving, change frequently and often are not recognized until launched against a specific target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As we seek to increase our client base and expand awareness of our brand, we may become a greater target for third parties seeking to compromise our security systems and we anticipate that hacking attempts and cyberattacks will increase in the future.

We have experienced several security incidents in the past. None have been material to date, but it is possible that we will experience a material event in the future. Even though we have established teams, processes and strategies to protect our assets, we may not always be successful in preventing or repelling unauthorized access to our systems. We also may face delays in our ability to identify or otherwise respond to a cybersecurity incident or other breach. Additionally, we use third-party service providers to provide some services to us that involve the storage or transmission of data, such as SaaS, cloud computing, and internet infrastructure and bandwidth, and they face various cybersecurity threats and may suffer cybersecurity incidents or other security breaches. Despite our security measures, our IT and infrastructure may be vulnerable to attacks. Threats to IT security can take a variety of forms. Individuals and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that pose threats to our customers and our own IT. These actors may use a wide variety of methods, which may include utilizing our products to launch phishing attacks, developing and deploying malicious software or exploiting vulnerabilities in hardware, software, or other infrastructure in order to attack our products and services or gain access to our networks, using social engineering techniques to induce our employees, users, partners, or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ or customers’ data, or acting in a coordinated manner to launch distributed denial of service or other coordinated attacks. Inadequate account security practices may also result in unauthorized access to confidential and/or sensitive data.

Security incidents may have a number of negative consequences to us, including the following: requiring us to expend significant capital and other resources to alleviate the incidents and to improve our security technologies; impairing our ability to provide services to our customers and protect the privacy of their data delaying product development efforts; compromising confidential or technical business information or personal data; harming our reputation or competitive position; resulting in theft or misuse of our intellectual property or other assets; and exposing us to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, mitigation expenses, costs for remediation and incentives offered to affected parties, including customers, other business partners and employees, in an effort to maintain business relationships after an incident. We are continuously working to improve our IT systems, together with creating security boundaries around our critical and sensitive assets. We provide security awareness training to our employees and our key contractors that focuses on various aspects of cybersecurity. All these steps are taken to mitigate the risk of attack and to ensure our readiness to responsibly manage a security violation or attack. However, we may nevertheless be unable to anticipate attacks or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures and our products could be harmed, we could lose potential sales and existing customers, our ability to operate our business could be impaired, we may incur significant liabilities, we could suffer harm to our reputation and competitive position, and our business and financial condition could be negatively impacted.

Real or perceived malfunctions and errors in our products could result in warranty and product liability risks and economic and reputational damages.

Our products are inherently complex and may malfunction or contain undetected errors or defects when first introduced or as new versions are released. We have experienced these malfunctions and errors or defects in connection with new products and product upgrades, and we expect that these malfunctions, errors and defects will continue to be found from time to time in new or enhanced products. Malfunctions and defects may make our products vulnerable to attacks, prevent vulnerability detection, result in system instability or latency-related delays, or temporarily impact our customers' environments. These problems may result in a breach of a legal obligation or may cause physical harm or damage which could result in tort or warranty claims against us. We seek to reduce the risk of these losses by using qualified engineers in the design, manufacturing and testing of our hardware products, utilizing proper development, testing, and scanning of our software solutions (including SaaS), attempting to negotiate warranty disclaimers and liability limitation clauses in our sales agreements, and maintaining customary insurance coverage. However, these measures may ultimately prove ineffective in limiting our liability for damages.

In addition to any monetary liability for the failure of our products, a publicly known defect or perceived defect in our products could lead to customers delaying or withholding payments, regulatory audits, diverting the attention of our key personnel, an adverse impact on the market’s perception of us and our products, and negative effects on our reputation and the demand for our products.

If we are unable to retain key employees and successfully hire and train qualified new employees, we may be unable to achieve our business objectives. In addition, we may experience negative effects from the significant workforce reductions we have completed over the past several years.

Our ability to successfully attain our business objectives will depend significantly on our ability to retain and motivate key employees and attract qualified new hires. In 2022, 2023 and 2024, we terminated the employment of approximately 330 employees as part of our cost reduction and restructuring efforts. These reductions may make it more difficult, more time-consuming and more expensive for us to retain key employees and attract new hires, both because our reputation in the hiring market may have been negatively affected by the reductions and because the remaining employees have had to assume additional work. We face intense competition for these employees from numerous technology, software and other companies, many of whom have greater resources than we do, and our employees are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. The temporary or permanent loss of the services of our CEO, other members of senior management or other key employees for any reason could significantly delay or prevent the achievement of our objectives and harm our business, financial condition and results of operations. Further, the loss of key employees, particularly those in senior management roles, could be negatively perceived in the capital markets, which could reduce the market value of our securities.

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

In addition, while we believe the significant workforce reductions we completed in the past three years were necessary in order to position the company for profitable growth, it is possible that we could experience various negative effects from these reductions, including slower customer service response times and reduced ability to complete or undertake new product development projects and other business, product, technical, compliance or risk mitigation initiatives.

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

We have operated at a loss for two of the past three fiscal years, and we may not be profitable in the future.

Over our approximately 30-year operating history, we have operated at a loss for many of those years, including for the years ended December 31, 2023 and 2022, for which we reported a net loss of $29.8 million and $14.4 million, respectively. Although we were profitable in 2024, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant expenses to maintain, develop and enhance our products and solutions, improve our infrastructure and technology, and grow our customer base. These efforts may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and experience unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

We depend on third-party hosting providers and other technology vendors, as well as our own infrastructure, to provide our products and solutions to our customers in a timely manner. Interruptions or delays in performance of our products and solutions could result in customer dissatisfaction, damage to our reputation, loss of customers, and reduction in revenue.

We outsource portions of our cloud infrastructure to third-party hosting providers, principally Amazon Web Services, ("AWS"). We also outsource components of our services to third-party technology vendors who host their products in the cloud. Customers of our products need to be able to access our platform at any time, without interruption or degradation of performance. AWS and other third-party hosting providers run their own platforms that we access, and we are therefore vulnerable to service interruptions on these third-party platforms, as well as to service interruptions affecting our own infrastructure and our third-party technology vendors. We have experienced interruptions, delays and outages in service and availability from time to time due to a variety of factors impacting our third-party hosting providers, our own infrastructure or other vendors, and we expect to experience these types of incidents in the future.

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

We expect that our SaaS offerings will constitute an increasingly important part of our business. As a result, we will need to continue to evolve our processes to meet a number of regulatory, intellectual property, contractual, service, and security compliance challenges. These challenges include: compliance with licenses for open-source and third-party software embedded in our SaaS offerings; maintaining compliance with global export control, privacy, data security, and resiliency regulations (including the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), the EU General Data Protection Regulation ("GDPR"), and the EU Digital Operational Resilience Act ("DORA")); supporting contractual requirements that our customers impose on us due to their own legal obligations, such as compliance with DORA; protecting our products from external threats; maintaining continuous service levels and data security practices expected by our customers; and preventing inappropriate use of our products. In addition to using our internal resources, we also utilize third-party resources to deliver SaaS offerings, such as third-party data hosting vendors. The failure of a third-party provider to prevent service disruptions, data losses or security breaches may require us to issue credits or refunds or to indemnify or otherwise be liable to customers or third parties for damages that may occur. Additionally, if these third-party providers fail to deliver on their obligations, our reputation could be damaged, and our customers could lose confidence in us and our ability to maintain and expand our SaaS offerings. Finally, our SaaS offerings must be designed to operate at significant transaction volumes. When combined with third-party software and hosting infrastructure, our SaaS offerings may not perform as designed, which could lead to service disruptions and associated damages.

Failure to maintain high-quality customer support could have a material adverse effect on our business.

Our business relies on our customers’ satisfaction with the technical and customer support and professional services we provide to support our products. If we fail to provide customer and technical support services that are high-quality, responsive, and able to promptly resolve issues that our customers encounter with our products and services, then they may elect not to purchase or renew subscription licenses or may otherwise reduce or discontinue their business relationship with us. Maintaining high-quality customer support can be costly, and it is possible that we will need to rely more heavily on online self-help tools or AI technology in order to meet our profitability objectives. These types of changes could result in difficulties maintaining the service levels our customers expect. This could result in loss of revenue and damage to our reputation, which could have an adverse effect on our business.

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

The exchange rate between the U.S. dollar and foreign currencies has fluctuated in recent years and may fluctuate substantially in the future. For example, the U.S. dollar’s strength against foreign currencies, particularly the Euro, during 2022 had a significant impact on our 2022 financial results. Although foreign exchange impact was not significant to our 2023 and 2024 results, it could adversely affect our results for 2025 and beyond. We do not currently use forward contracts or other hedging strategies such as options or foreign exchange swaps to mitigate our exposure to foreign currency fluctuations.

Consolidations, failures and other developments in the banking and financial services industry may adversely impact our revenue.

Mergers, acquisitions, and personnel changes at key banks and financial services organizations have the potential to adversely affect our business, financial condition, cash flows, and results of operations. A majority of our revenue is derived from customers in the banking and financial services industry, making us susceptible to consolidation in, or contraction of, the number of participating institutions within that industry. In addition, other factors affecting the banking and financial services industry, such as economic and credit conditions or additional regulations, may create uncertainty or financial pressures that cause our customers or potential customers to adopt cost reduction measures or reduce capital spending, resulting in longer sales cycles, deferrals or delays in purchases of our products, delays in paying our accounts receivable, and increased price competition, any of which could negatively impact our revenue. Furthermore, if customers respond to a negative or unpredictable economic climate by consolidating with other banks or financial institutions, it could reduce the number of our current and/or potential customers.

We face a number of risks associated with our international operations, any or all of which could result in a disruption in our business and a decrease in our revenue.

In 2024, approximately 83% of our revenue and approximately 59% of our operating expenses were generated/incurred outside of the U.S. In 2023, approximately 83% of our revenue and approximately 58% of our operating expenses were generated/incurred outside of the U.S. In 2022, approximately 83% of our revenue and approximately 66% of our operating expenses were generated/incurred outside of the U.S. A severe economic decline in any of our major foreign markets could adversely affect our results of operations and financial condition.

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
•costs of compliance with U.S. laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act ("FCPA"), import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell or provide our solutions in certain foreign markets, and the risks and costs of non-compliance;
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
•increased exposure to climate change, natural disasters, armed conflict, terrorism, epidemics, or pandemics and other health crises; and
•economic or political instability in foreign markets, including instability related to the impact of geopolitical tensions between China and the U.S. over Taiwan, Hong Kong, and tariffs and trade, particularly if the current U.S. presidential administration continues or expands tariffs on Chinese or other imports into the U.S.

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

We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At December 31, 2024, we had goodwill and intangible assets with a net book value of $99.8 million primarily related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets.

The revenue recognition treatment of SaaS subscriptions and term subscription licenses for on-premises software may make it more challenging to accurately assess our operating results and the condition of our business.

Approximately 57% of our total revenue for the year ended December 31, 2024 was attributable to our SaaS and on-premises term subscription contracts, and the revenue recognition treatment of both of these types of contracts under applicable accounting rules may make it more difficult for investors to accurately assess our operating results and the condition of our business.

We recognize SaaS subscription revenue ratably over the term of each of our contracts, which are typically one year in length but may be up to three years or longer. As a result, much of our SaaS revenue in a particular quarter is generated from the recognition of revenue from SaaS contracts we entered during previous periods, which can make it more challenging to assess the current state of our business. For instance, a shortfall in demand for our SaaS solutions or a decline in new or renewed SaaS contracts in any one quarter may not significantly reduce our revenue for that quarter (and may therefore not be apparent from our financial statements for that quarter), but could negatively affect our revenue in future quarters. In addition, the SaaS-based model of our Digital Agreements business unit makes it difficult for us to rapidly increase our Digital Agreements revenue through additional sales contracts in any period, since revenue from new customers is recognized over the applicable term of their contracts.

We recognize revenue from on-premises term subscription contracts upon delivery of the software to the customer, which is the latter of when the customer receives the ability to access the software or when they are legally allowed to use the software. Maintenance revenue associated with these contracts is recognized ratably over the term of their agreements, which typically range from one to five years in length. Although on-premises subscription contracts may have a term of up to five years, we generally recognize most of the revenue (the revenue associated with the license component of the contract) soon after the contract becomes effective. This can result in uneven revenue from quarter to quarter depending upon the number and timing of term licenses we sign, and results in a particular quarter provide minimal visibility into our performance in future periods.

In addition, our sales arrangements often include multiple elements, including hardware, services, software, maintenance and support, which complicates their treatment under the accounting rules and can result in further variations in the timing of revenue recognition. In addition, if applicable accounting standards or practices change, or if the judgments or estimates we use when applying existing standards prove to be incorrect, our financial results may be adversely affected.

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

At December 31, 2024 we had U.S. federal, state, and foreign net operating losses ("NOLs"), of $22.7 million, $44.1 million, and $117.0 million, respectively, available to offset future taxable income, some of which begin to expire in 2025. Federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of federal NOLs in taxable years beginning after December 31, 2021 is subject to certain limitations. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire.

In addition, under the provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use its NOLs if one or more stockholders or groups of stockholders that own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Based upon an analysis as of December 31, 2024, we determined that we do not expect these limitations to materially impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occurred after such date, or occur in the future, our ability to use our NOLs may be further limited. Subsequent statutory or regulatory changes in respect of the utilization of NOLs for federal or state purposes, such as suspensions on the use of NOLs or limitations on the deductibility of NOLs carried forward, or other unforeseen reasons, may result in our existing NOLs expiring or otherwise being unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability.

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
•Differences in corporate culture, compliance protocols, and risk management practices between us and acquired companies;
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

Our agreements with customers, solution partners and channel partners generally include provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement and, in some cases, for damages caused by us to property or persons or for other damages. In the past, we worked with a customer at our expense to resolve a claim brought against the customer related to our technology, and it is likely that we will need to indemnify our customers for similar claims in the future. The expense of defending these types of claims may adversely affect our financial results and may not be covered by any insurance policies we maintain. In addition, any such disputes and litigation could divert management attention and harm our reputation in the market.

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

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect and enforce these rights, including through litigation. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products and solutions, impair the functionality of our products and solutions, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our products and solutions or injure our reputation. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property may be difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the U.S. and where mechanisms for enforcement of intellectual property rights may be weak. If we fail to adequately protect our intellectual property and proprietary rights, our business, operating results and financial condition could be adversely affected.

We may be subject to legal proceedings and/or liability for a variety of claims, including intellectual property disputes, labor and employment issues, commercial disagreements, securities law violations and other matters. These proceedings may be costly, subject us to significant liability, limit our ability to use certain technologies, increase our costs of doing business or otherwise adversely affect our business and operating results.

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

Our international sales and operations are subject to risks such as the imposition of government controls, new or changed export license requirements, restrictions on the export of critical technology, trade restrictions and changes in tariffs. If we are unable to obtain regulatory approvals on a timely basis, our business may be impacted. Certain of our products are subject to export controls under U.S. law including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control. The list of products and countries for which export approval is required, and the regulatory policies with respect thereto, may be revised from time to time and our inability to obtain required approvals under these regulations could materially and adversely affect our ability to make international sales. Additionally, we may be negatively affected if our third-party technology partners fail to obtain proper licenses and permits for the import and export of their products. We maintain trade control compliance requirements for our partners; however, we cannot guarantee that our partners will comply with these requirements. Violations of export control and international trade laws could result in penalties, fines, adverse reputational consequences, and other materially adverse consequences. In the past, we voluntarily disclosed a trade control matter to the U.S. government. Although this matter was closed during 2019 with no fines, penalties, or finding of wrongdoing, similar issues could arise in the future. In addition, future changes in government regulation of technology imports and exports, including tariffs and other protective measures that have been or may be imposed by the current U.S. presidential administration, could negatively affect our business.

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

The regulatory framework for the collection, use, access, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. We collect, transmit, store, and otherwise process (on our systems and on our third-party partners’ systems) our customers’ and our employees’ data that includes personal data subject to these international and domestic privacy and data protection laws and regulations. For example, in the European Union, we are required to comply with the General Data Protection Regulation, (EU) 2016/679 as well as supplementary laws implemented by EU member states of the European Economic Area (“EEA”) (collectively, “GDPR”). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing biometric and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data from the EEA to other countries that are not viewed as providing an adequate level of data protection. In addition, the GDPR permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. We continue to adapt our compliance with GDPR using standard contractual clauses and other methods; however, it is difficult to be certain that compliance has been achieved. We have expended significant resources to comply, but those methods may be subject to scrutiny by data protection authorities in EEA member states.

There are ongoing concerns about the ability of companies to transfer personal data from the EEA to other countries. In October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework (“DPF”). The European Commission adopted an adequacy decision to permit data transfers from the EEA to the United States going forward. This development permits data transfers at this point under this framework and more broadly has made international data transfers more straightforward, but these provisions are being challenged in court. The new U.S. presidential administration may also impact whether the DPF remains an adequate data transfer framework. The continuing uncertainty around this issue may further impact our business operations in the EEA.

Beyond the GDPR, there are privacy and data security laws in a growing number of countries around the world. For example, other jurisdictions such as Brazil, Canada, and the United Kingdom have enacted privacy and data protection laws and regulations that impose similar restrictions and obligations on products and services we sell and that otherwise may impact our ability to conduct our business activities.

In the United States, the federal and state governments have also enacted privacy and data protection laws and regulations that impact us, our customers, and partners. At the federal level, we could potentially be subject to privacy enforcement from the Federal Trade Commission (the “FTC”), which has been particularly focused on the processing of biometric and other sensitive data through its recent enforcement actions. The FTC’s enforcement priorities (as well as those of other federal regulators) may be impacted by the change in administration and new leadership. These shifts in enforcement priorities may also impact our business. At the state level, the California Consumer Privacy Act (“CCPA”)—which went into effect on January 1, 2020—is creating similar risks and obligations as those created by GDPR. The CCPA also has been amended through a recent referendum in California that creates additional obligations beginning in 2023.

The California Privacy Rights Act of 2020 (“CPRA”) also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risks. In addition, more than 18 other states already have passed comprehensive privacy laws. States are also passing laws regulating specific categories of information that may impact our business. For example, the State of Washington passed the My Health My Data Act in 2023, which specifically regulates health information, including biometric data, that is not otherwise regulated by the HIPAA rules and includes a private right action. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

In addition, several jurisdictions have imposed legal and compliance requirements on biometric data that are more stringent than requirements on other classifications of personal data. For example, in the U.S., the Illinois Biometric Information Privacy Act (“BIPA”) regulates the collection, use, safeguarding, and storage of biometric identifiers and information, requires informed consent before collection, imposes fines for non-compliance, and grants residents a private right of action over improper collection and mishandling of biometric data. The U.S. state comprehensive privacy laws generally treat biometric data as sensitive personal data, subject to heightened requirements around its processing. Similarly, Québec's Act respecting the protection of personal data in the private sector (“Law 25”, formerly known as “Bill 64”) introduces substantial changes to the privacy landscape in Quebec, enhancing protection for personal data and introducing new obligations for transparency and accountability in data processing activities, including those involving biometric data.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations that impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements and such compliance requires significant ongoing legal, accounting and financial reporting costs.

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

We are subject to anti-corruption laws in the jurisdictions in which we operate, including the FCPA, the U.K. Bribery Act, and other similar laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. We have operations, deal with and make sales to governmental or quasi-governmental customers in countries known to experience corruption, particularly certain countries in the Middle East, Africa, Asia and South and Central America. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or channel partners that could be in violation of various laws, including the FCPA and the U.K. Bribery Act, even though these parties are not always subject to our control. While we have implemented policies and training that mandate compliance with these anti-corruption laws, we cannot guarantee that these policies and procedures will prevent reckless or criminal acts committed by our employees, consultants, sales agents or channel partners. Violations of these laws may result in materially significant diversion of management’s resources as well as significant investigation and outside counsel expense. Violations of these laws may also result in severe criminal or civil sanctions, including suspension or debarment from government contracting, and we may be subject to other liabilities which could disrupt our business and result in a materially adverse effect on our reputation, business, results of operations, and financial condition.

We are subject to numerous laws, regulations and customer and product certification requirements governing the design, production, distribution, sale and use of our products. Any failure to comply with these laws, regulations and requirements could result in unanticipated costs and other negative impacts, and could have a materially adverse effect on our business, results of operations, and financial condition.

We are subject to global legal, regulatory, and customer compliance requirements that span many different areas. For example, we are subject to the Directive on Measures for a High Common Level of Cybersecurity Across the Union (EU) 2022/2555 (known as NIS2), which introduces a common cybersecurity framework that imposes stringent security and cybersecurity incident reporting obligations on organizations operating in the European Union. Our ability to comply with these requirements, including enhanced reporting obligations, risk management process, and network security standards, may require additional investment in technology, personnel, and training. Non-compliance with NIS2 could result in significant penalties, legal liabilities, reputational damage, and operational disruptions.

In addition, as an information communication technology provider to financial entities in the European Union, we are affected by the Regulation on Digital Operational Resilience for the Financial Sector (EU) 2022/2554 (known as DORA). DORA imposes significant obligations on our financial entity customers to ensure their third-party technology vendors, such as OneSpan, protect against disruptions in their products or services that could affect important or critical financial services in the EU. In order to meet their own compliance obligations under DORA, our customers are imposing additional contractual requirements on OneSpan to ensure the security, continuity, and resilience of our products and services, increase oversight of our critical third-party service providers, and undergo additional audits, all of which may require significant investment in technology, personnel, and training. If we fail to meet DORA’s requirements, our financial entity customers could be negatively impacted, and we could incur liabilities, suspension or termination of our products and services, reputational damage, loss of competitive positioning, and potential loss of business. Furthermore, evolving interpretations of DORA or additional regulatory updates could lead to unexpected compliance challenges and costs.

Our Digipass authenticator devices are subject to a variety of laws applicable to electronic devices, such as the EU Regulation on the Registration, Evaluation, Authorisation and Restriction of Chemicals (REACH), the EU Restriction on the Use of Hazardous Substances Directive (the RoHS Directive), the EU Waste Electrical and Electronic Equipment Directive (the WEE Directive) and “conflict minerals” regulations that require us to perform supply chain due diligence to determine the sources and origin of certain minerals used in our devices. We expect to incur ongoing costs associated with complying with these requirements, and may be subject to reputational damage, fines, penalties or loss of customers if we fail to comply. These requirements may also affect pricing, sourcing and availability of materials used to produce our Digipass devices. Our products, including our Digipass authenticators, may also require various industry certifications, including certifications under the Federal Information Processing Standards (FIPS) and from industry standards organizations such as the FIDO Alliance. Failure to obtain these certifications in a timely manner could harm our business.

Efforts to manage and mitigate climate change, pollution, biodiversity loss, human rights violations in corporate supply chains, and other environmental and social impacts have produced significant regulatory and legislative efforts on a global basis, a trend we expect to continue. We anticipate that new laws and regulations in this area will result in added compliance requirements and increased costs for us and our suppliers, which could result in a significant negative impact on our ability to operate profitably. In particular, we expect to be subject to the EU Corporate Social Responsibility Directive and the EU Taxonomy Regulation beginning for our fiscal year ending December 31, 2025. We have incurred and believe we will need to continue to incur significant costs, including third-party audit costs, to comply with these requirements. We also expect to become subject to several complex and costly new EU sustainability laws over the next five years, including laws addressing sustainable product design and packaging. In addition, many of our customers are also subject to significant new environmental and climate-related regulations or stakeholder pressure, which may affect their purchasing decisions in ways unfavorable to us. For instance, customers who purchase our Digipass authenticator devices sometimes inquire about the environmental impact of the devices, and customers who are especially focused on carbon footprint or waste minimization may choose software-based authentication methods rather than physical authentication devices. Finally, disclosures we may be required to make with respect to climate change, pollution or other environmental or social impacts may damage our reputation and have an adverse impact on our business.

We sell products and services to U.S. federal, state and local governments as well as foreign government entities. Risks associated with selling our products and services to government entities include compliance with complex procurement regulations and government-specific contractual requirements that may vary from our standard terms and conditions, longer sales cycles that are not easy to predict, and varying government funding and budgeting processes. Selling to these entities is expensive and time-consuming and often requires significant up-front effort and expense. We have processes in place to aid in compliance with applicable government contracting requirements; however, it is difficult to be certain that compliance has been achieved. Non-compliance with government entity requirements may result in significant material risk to the Company including debarment, reputational loss, and financial and business losses.

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

General economic conditions and geopolitical events have resulted in significant volatility in global financial markets in recent years. If this volatility persists or becomes more pronounced, we could experience an inability to access additional capital, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, market volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business objectives and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

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
•Increases or decreases in the dividend amount paid under our quarterly dividend program announced in December 2024, the modification or discontinuation of such program, or other changes in our capital allocation strategy;
•Mergers, acquisitions, or divestitures;
•Short sales, hedging and other derivative transactions involving our capital stock;
•Additions or departures of any of our key personnel;
•Changing legal or regulatory developments;
•The inclusion or exclusion of our stock in ETFs, indices and other benchmarks, and changes made to related methodologies;
•Reactions by investors to uncertainties in the world economy, the global geopolitical environment, and financial markets.

In recent years, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies due to, among other factors, the actions of market participants or other actions outside of our control, including market volatility caused by geopolitical events, and general economic developments. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We have been the target of this type of litigation in the past, and may be targeted again the future, which could result in substantial costs and divert our management’s attention.

A small group of shareholders control a substantial amount of our common stock and could promote, delay or prevent a change of control.

A small number of shareholders control a significant amount of our outstanding common stock, as follows (based on the number of our shares of common stock outstanding as of December 31, 2024 and the most recent Schedule 13G or Schedule 13G/A filing made by each of these parties): Blackrock, Inc. holds approximately 9.8% of our outstanding common stock; Vanguard Group Holdings holds approximately 9.2%; Legal & General Group Plc holds approximately 5.7%; and Global X Management CO LLC holds approximately 5.6%. This concentration of ownership may have the effect of a small number of investors promoting, discouraging, delaying or preventing a change in control and may also have an adverse effect on the market price of our common stock.

Certain provisions of our charter and of Delaware law make a takeover of our Company more difficult.

Our corporate charter and Delaware law contain provisions, such as a class of authorized but unissued preferred stock which may be issued by our board of directors without stockholder approval that might enable our management to resist a takeover of our Company. Delaware law also limits business combinations with interested stockholders. These provisions might discourage, delay or prevent a change in control or a change in our management. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

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

Although we strive to maintain constructive, ongoing communications with all of our stockholders, and welcome their views and opinions with the goal of enhancing value for all of our stockholders, our stockholders have in the past, and may from time to time in the future, engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes at or acquire control of the Company. Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming and could divert the attention of our Board of Directors and senior management from the management of our operations and the pursuit of our business strategy. We cannot predict whether additional proxy contests or related matters will occur in the future and the time and cost associated with such matters.

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

Negative economic conditions, including conditions resulting from changes in foreign currency rates, changes in interest rates, gross domestic product growth, financial and credit market fluctuations, inflation, political turmoil, geopolitical tensions, tariffs, international trade disputes, natural catastrophes, regional and global conflicts, natural disasters, and terrorist attacks, could cause a decrease in business investments, including spending on information technology, and negatively affect the performance of our business. If global or regional economic and financial market conditions remain uncertain and/or weak for an extended period of time, any of the following factors, among others, could have a material adverse effect on our financial condition and results of operations:

•slower consumer or business spending may result in reduced demand for our products and services, reduced orders from customers, order cancellations, lower revenues, increased inventories, and lower gross margins;
•volatility in global markets, tariffs or international trade disputes, and fluctuations in exchange rates for foreign currencies could negatively impact our reported financial results and condition;
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

Our business operations are subject to interruption by natural disasters, including extreme weather related to the effects of climate change, and other catastrophic events such as fire, floods, power loss, telecommunications failure, cyberattack, war or terrorist attack, or epidemic or pandemic. To the extent such events impact our facilities or off-premises or third-party infrastructure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our software development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our future operating results.
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

Material Cybersecurity Incidents. While we have experienced several security incidents in the past, we have not experienced any material cybersecurity incidents for the fiscal year ended December 31, 2024. We do not believe that there are currently any known risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company or our business strategy, results of operations or financial condition.

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

The CIO leads our global information technology organization and has nearly 30 years of information technology leadership experience, including acting as CIO at two cloud-based technology providers. The Chief Technology Officer has over 20 years of experience leading product management, engineering, and operational teams at global organizations, including at a fraud management and information security company. The Senior Vice President of Research and Development has more than 25 years of information technology experience, including at another publicly traded technology company. Our CISO reports to the CIO and is responsible for leading our information security organization and overseeing our information security program. The CISO has over 20 years experience in information technology and security, including serving as Chief Information Security Officer at another cloud-based technology provider. Team members who support our cybersecurity risk management program have relevant education and experience in the fields of cybersecurity, risk management, security architecture, data protection, application security, audit, compliance, incident response, identity governance and governance of enterprise information technology.
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

Each of our properties support the operations of our two lines of business, which are our reportable operating segments: Security Solutions and Digital Agreements.

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
Item 4 - Mine Safety Disclosures
Not applicable.
PART II
Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.001 per share, trades on the Nasdaq Capital Market under the symbol OSPN. On February 19, 2025, there were 101 registered holders of our common stock.
Dividends
On December 16, 2024, the Board of Directors declared a quarterly cash dividend of $0.12 per share that will be paid on February 14, 2025 to shareholders of record as of the close of business on January 31, 2025. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors and to certain limitations under the General Corporation Law of the State of Delaware. The timing, amount and form of dividends, if any, will depend, among other things, on our results of operations, financial condition, cash requirements, plans for expansion and other factors deemed relevant by the Board of Directors.
Recent Sales of Unregistered Securities
None

Issuer Purchases of Equity Securities
The following table provides information about purchases by the Company of its shares of common stock during the fourth quarter of 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2024 through October 31, 2024	—	$—	—	$50,000,000
November 1, 2024 through November 30, 2024	—	$—	—	$50,000,000
December 1, 2024 through December 31, 2024	—	$—	—	$50,000,000
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
Stock Performance Graph
The Stock Performance Graph below compares the cumulative total return through December 31, 2024 assuming reinvestment of dividends, by an investor who invested $100.00 on December 31, 2019, in each of (i) our common stock, (ii) the Nasdaq Computer Index, (iii) the Russell 2000 Index, and (iv) the Standard Industrial Code Index 3577 – Computer Peripheral Equipment, NEC. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

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

	12/31/2019	12/30/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
OneSpan Inc.	$100.00	$120.79	$98.89	$65.35	$62.60	$108.25
NASDAQ Computer Index	$100.00	$149.98	$206.76	$132.79	$221.06	$301.44
Russell 2000 Index	$100.00	$119.96	$137.74	$109.59	$128.14	$142.93
3577 - Computer Peripheral Equipment, NEC	$100.00	$143.54	$227.68	$161.17	$263.12	$336.12
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
For a comparison of our results of operations for the fiscal years ended December 31, 2023 and 2022, see “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 6, 2024.

Overview

OneSpan delivers cutting-edge solutions in two key areas: advanced secure authentication and digital agreements. Our secure authentication solutions protect devices, users, and applications with robust multi-factor and passwordless authentication and other fraud prevention technologies. Our digital agreements solutions combine identity verification, electronic signatures, and digital workflows to streamline agreements, enhance compliance, and accelerate business processes. We empower organizations to automate and secure both customer-facing and revenue-generating processes, supporting a wide range of use cases—from simple transactions to complex workflows requiring elevated security. Trusted by global blue-chip enterprises, including more than 60% of the world’s 100 largest banks, OneSpan processes millions of digital agreements and billions of secure authentication transactions in more than 100 countries annually.

We offer our products primarily through a subscription licensing model and provide multiple deployment options, including cloud-based and on-premises solutions. Our solutions are sold worldwide through our direct sales force, as well as through distributors, resellers, systems integrators, and original equipment manufacturers.

Business Segments

We report our financial results under the following two lines of business, which are our reportable operating segments: Security Solutions and Digital Agreements.

•Security Solutions. Security Solutions consists of our broad portfolio of software products, software development kits (SDKs), and Digipass authenticator devices that are used to build applications designed to defend against attacks on digital transactions across online environments, devices, and applications. The software products and SDKs included in the Security Solutions segment are on-premises and, to a lesser extent, cloud software products, and include multi-factor authentication and transaction signing solutions, such as mobile application security and mobile software tokens.

•Digital Agreements. Digital Agreements consists of solutions that enable our clients to secure and automate business processes associated with their digital agreement and customer transaction lifecycles that require consent, non-repudiation and compliance. These solutions, which are largely cloud-based, include OneSpan Sign e-signature, OneSpan Notary, and Identity Verification.

Business Developments

During 2022 and the first half of 2023, OneSpan was operating under a three-year strategic plan that focused on driving revenue growth in Digital Agreements. However, in mid-2023, we determined that we were unlikely to achieve the revenue growth levels set forth in that strategic plan within the contemplated three-year timeframe due to a number of factors, including increasing maturity and competitiveness in the market for e-signature solutions, limited awareness of our brand among buyers of e-signature tools, and higher pricing aggressiveness from competitors.

In response to these challenges, we modified our strategy to focus more heavily on improving profitability across the business. To this end, in August 2023, our Board approved the 2023 Actions (discussed below) to achieve higher levels of profitability while maintaining the Company's long-term growth potential. .

We now seek to drive profitable, efficient growth in both operating segments, with a particular emphasis on subscription revenue growth. Digital Agreements became profitable for the first time in the third quarter of 2024 and both operating segments were profitable for the full year 2024. Security Solutions and Digital Agreements subscription revenue grew 33% and 28% year-over-year in 2024, respectively.

Security Solutions total revenue decreased 1% in 2024, largely due to a reduction in hardware revenues driven by certain customers adopting a “mobile-first” approach, which prioritizes the mobile user experience over traditional desktop and hardware experiences, particularly for consumer banking. This approach has resulted in a reduction of Digipass hardware authenticator sales and an increase in sales of software authentication licenses delivered through software applications on mobile devices. As organizations embrace the convenience and accessibility of mobile technology, we expect to increase our focus on high-margin software solutions while continuing to invest in our hardware authentication solutions in order to meet diverse customer needs.

Digital Agreements total revenue increased 20% in 2024 and we substantially completed transitioning the segment to a SaaS revenue model.
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

In August 3, 2023, our Board of Directors approved further cost reduction actions (the "2023 Actions"). In connection with the 2023 Actions, we have incurred and expect to continue to incur restructuring charges, most of which relate to employee transition and severance payments and employee benefits, with a significantly smaller amount of charges relating to vendor contract termination and rationalization actions. We currently expect that we will incur restructuring charges of approximately $0.5 million to $1.0 million related to the 2023 Actions in periods after 2024, substantially all of which relate to employee transition and severance payments.

We plan to incrementally take actions under the restructuring plan until December 31, 2025, when the plan terminates. We completed substantially all of the workforce reductions planned as part of the 2023 Actions in 2023 and 2024. The vendor contract component of the 2023 Actions is planned for completion by the end of 2025.

As part of the restructuring plan (including the 2023 Actions), we reduced headcount by eliminating approximately 330 positions. We incurred severance and related benefits costs, recorded in “Restructuring and other related charges” in the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022.

Recent Developments
On December 16, 2024, the Board of Directors declared a quarterly cash dividend as part of the initiation of a recurring quarterly dividend program. The initial quarterly cash dividend of $0.12 per share was paid on February 14, 2025 to shareholders of record as of the close of business on January 31, 2025. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors.

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
Historically, operating expenses have been impacted by changes in foreign exchange rates. We estimate the change in currency rates in 2024 compared to 2023 resulted in a decrease in operating expenses of less than $0.1 million in 2024.

The comparison of operating expenses can also be impacted significantly by costs related to our share-based and long-term incentive plans. In 2024, 2023, and 2022, operating expenses included $9.2 million, $14.6 million, and $8.8 million, respectively, of expenses related to share-based and long-term incentive plans. For the year ended December 31, 2024, stock-based compensation declined as compared to the year ended December 31, 2023, which was largely due to the departure of our former CEO and forfeitures recorded upon his termination, timing of annual grants, and a lower level of employee equity awards granted in 2024 compared to 2023. However, this decline was partially offset by the awards granted to our current CEO when he accepted his permanent role of President and CEO in 2024. Long-term incentive plan compensation expense consists of share-based incentives and an immaterial amount of cash-based incentives.

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
•Restructuring and other related charges. Restructuring and other related charges consists of employee costs which include severance, retention pay, and related benefits incurred in connection with headcount reductions as part of our restructuring plan, including the 2023 Actions; real estate rationalization costs incurred to optimize our real estate footprint which include lease contract termination costs, asset impairment charges, and lease right-of-use asset and lease liability write-off gains or losses; product and services optimization costs incurred to advance our operating model, which include write-offs of capitalized software assets no longer in use; write-offs of acquired blockchain technology and related capitalized software due to the discontinuation of incremental development investments in this technology and related commercial efforts; and vendor rationalization costs for contractually committed services that we are no longer utilizing. We plan to incrementally incur additional restructuring costs through December 31, 2025, when the restructuring plan terminates and the 2023 Actions are completed.
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

Segment Results

Segment operating income (loss) consists of the revenue generated by a segment, less the direct costs of revenue, sales and marketing, research and development and amortization and any impairment charges that are incurred directly by a segment. Unallocated corporate costs include general and administrative expense and other company-wide costs that are not attributable to a particular segment. Financial results by operating segment are included below under Results of Operations. As of December 31, 2024, we adopted ASU 2023-07, Segment Reporting (Topic 280) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. See Note 3, Segment Information, for additional information.
Interest Income, Net
Interest income, net, consists of income earned on our cash equivalents and short-term investments. Our cash equivalents and short-term investments are invested in short-term instruments at current market rates.
Other Income (Expense), Net
Other income (expense), net, primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our research and development in those countries, and other miscellaneous non-operational expenses.
Income Taxes

Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). Our IP in our Security Solutions business is owned by a U.S. operating subsidiary. The e-signature IP in our Digital

Agreements business is owned by a subsidiary in Canada. These subsidiaries have entered into agreements with most of the other OneSpan entities under which those other entities provide services to the IP owners on a cost plus basis. In addition, many of our OneSpan entities operate as distributors for all of our OneSpan products. Under this structure, the earnings of our service provider and distributor subsidiaries are relatively constant. These subsidiaries tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings flow to the IP owners.

We record changes in valuation allowance against deferred tax assets that, based on management’s assessment, are considered not to be more likely than not to be realized. The decrease in the valuation allowance in 2024 reflects a change in management's assessment of the ability to use existing deferred tax assets, including NOLs, due to an increase in the operating profit and intra-entity asset transfer of certain intellectual property ("IP Transfer") discussed in Note 13, Income Taxes. The increase in the valuation allowance in 2023 reflects Net Operating Losses (“NOLs”), other deduction carryforwards, and credits for which the realization is not more likely than not. The change in valuation allowance in 2024 also reflects other factors including, but not limited to, changes in management’s assessment of the ability to use existing deferred tax assets, including NOLs and other deduction carryforwards.

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
Impact of Currency Fluctuations
In 2024 and 2023, we generated approximately 83% of our revenue for both years and incurred approximately 59% and 58% of our operating expenses outside of the U.S., respectively. As a result, changes in currency exchange rates, especially the Euro exchange rate and the Canadian dollar exchange rate, can have a significant impact on our revenue and operating expenses.

While the majority of our revenue is generated outside of the U.S., a significant amount of our revenue earned during the year ended December 31, 2024 was denominated in U.S. dollars. In 2024, approximately 55% of our revenue was denominated in U.S. dollars, 41% was denominated in Euros and 4% was denominated in other currencies. In 2023, approximately 53% of our revenue was denominated in U.S. dollars, 43% was denominated in Euros and 4% was denominated in other currencies.

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

The financial position and the results of operations of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland, Singapore and Canada, are measured using the local currency as the functional currency. The functional currency for our subsidiaries in Switzerland, Singapore and Canada is the U.S. dollar. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates generated comprehensive loss of $3.3 million in 2024 and a comprehensive gain of $3.7 million in 2023. These amounts are included as a separate component of stockholders’ equity.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other income (expense). Foreign exchange transaction losses aggregated $0.9 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively.

Results of Operations
The following table sets forth information about the Company's two operating segments, for the periods indicated, and selected segment and consolidated operating results. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment.

		Year Ended December 31, 2024
(In thousands)	Security Solutions	Digital Agreements	Corporate and Other	Total
Revenue	$182,187	$60,992	$—	$243,179
Cost of goods sold	49,319	19,281	3	68,603
Gross profit (1)	132,868	41,711	(3)	174,576

Gross margin	73%	68%	*	72%

Sales and marketing	24,684	15,658	4,204	44,546
Research and development	16,132	16,117	174	32,423
Other segment items (2)(4)	1,990	4,321	46,491	52,802
Operating income (loss) (3)(5)	90,062	5,615	(50,872)	44,805

Interest income, net				1,807
Other income (expense), net				(125)
Income (loss) before income taxes				$46,487

		Year Ended December 31, 2023
(In thousands)	Security Solutions	Digital Agreements	Corporate and Other	Total
Revenue	$184,181	$50,925	$—	$235,106
Cost of goods sold	64,207	13,183	1	77,391
Gross profit	119,974	37,742	(1)	157,715

Gross margin	65%	74%	*	67%

Sales and marketing	35,356	31,566	3,313	70,235
Research and development	18,894	18,687	839	38,420
Other segment items (2)(4)	5,534	6,014	66,383	77,931
Operating (loss) income (3)(5)	60,190	(18,525)	(70,536)	(28,871)

Interest income, net				2,090
Other income (expense), net				(532)
Income (loss) before income taxes				$(27,313)
* Percentage not meaningful
(1) Digital Agreements gross profit includes an intangible asset write-off of $0.8 million and an internal capitalized software write-off of $0.7 million for the year ended December 31, 2024 (see Note 8, Intangible Assets, net and Note 9, Property and Equipment, net).
(2) Security Solutions other segment items includes general and administrative expense, restructuring and other related charges, and amortization of intangibles for the years ended December 31, 2024 and 2023.
(3) Security Solutions operating income includes $0.9 million and $0 of total amortization and depreciation expense for the years ended December 31, 2024 and 2023, respectively.

Security Solutions operating income includes $2.0 million and $5.5 million of restructuring and other related charges for the years ended December 31, 2024 and 2023, respectively.
(4) Digital Agreements other segment items includes general and administrative expense, restructuring and other related charges, and amortization of intangibles for the years ended December 31, 2024 and 2023.
(5) Digital Agreements operating income includes $6.2 million and $3.7 million of total amortization and depreciation for the years ended December 31, 2024 and 2023, respectively.
Digital Agreements operating income includes $1.7 million and $3.7 million of restructuring and other related charges for the years ended December 31, 2024 and 2023, respectively.
Revenue
Revenue by products and services allocated to the segments for the years ended December 31, 2024 and 2023 is as follows:

	Years Ended December 31,
	2024		2023
(In thousands)	Security Solutions	Digital Agreements	Security Solutions	Digital Agreements
Subscription	$80,555	$58,848	$60,550	$45,886
Maintenance and support	38,342	1,736	42,240	4,143
Professional services and other (1)	4,439	408	5,425	896
Hardware products	58,851	—	75,966	—
Total Revenue	$182,187	$60,992	$184,181	$50,925
(1) Professional services and other includes perpetual software licenses revenue, which was immaterial for the year ended December 31, 2024 and approximately 1% of total revenue for the year ended December 31, 2023.
For the year ended December 31, 2024, total revenue increased by $8.1 million, or 3%, compared to the year ended December 31, 2023. Changes in foreign exchange rates as compared to the same period in 2023 negatively impacted total revenue by approximately $0.1 million.
Additional information on our revenue by segment follows.

•Security Solutions revenue decreased $2.0 million, or approximately 1%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease was driven primarily by lower volumes of hardware devices sold, lower perpetual software license and perpetual-based maintenance revenues as we focus on transitioning to on-premises and cloud subscription license models, and the sunsetting of our Dealflo solution. The decrease was largely offset by higher on-premises subscription revenue from existing customer expansion, including an increase in multi-year contracts, for which we recognize most of the revenue early in the contract term. Changes in foreign exchange rates compared to the same period in 2023 negatively impacted Security Solutions revenue by $0.1 million.

•Digital Agreements revenue increased $10.1 million, or approximately 20%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in Digital Agreements revenue was driven by higher cloud subscription revenue from existing customer expansion and new customers (which we sometimes refer to as "new logos"), partially offset by lower maintenance revenue related to the sunsetting of our on-premises e-signature product. Changes in foreign exchange rates as compared to the same period in 2023 favorably impacted Digital Agreements revenue by less than $0.1 million.
Revenue by Geographic Regions: We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes sales in North, Central, and South America; and 3) Asia Pacific (APAC), which also includes Australia, New Zealand, and India. The breakdown of revenue in each of our major geographic areas was as follows:

	Years Ended December 31,
(In thousands, except percentages)	2024	2023	$ Change	% Change
Revenue
EMEA	$108,555	$111,568	$(3,013)	(3)%
Americas	86,803	80,057	6,746	8%
APAC	47,821	43,481	4,340	10%
Total revenue	$243,179	$235,106	$8,073	3%

% of Total Revenue
EMEA	44%	47%
Americas	36%	34%
APAC	20%	19%
For the year ended December 31, 2024, revenue generated in EMEA was $3.0 million or 3% lower than the same period in 2023, primarily driven by a decrease in hardware revenue due to lower volumes sold and the impact of sunsetting our Dealflo solution, largely offset by an increase in software authentication revenue from customer expansions.
For the year ended December 31, 2024, revenue generated in the Americas was $6.7 million or 8% higher than the same period in 2023, primarily driven by an increase in e-signature revenue from customer expansion and new logos and an increase in software authentication revenue from customer expansion, partially offset by a decrease in hardware revenue due to lower volumes sold.
For the year ended December 31, 2024, revenue generated in APAC was $4.3 million or 10% higher than the same period in 2023, primarily driven by an increase in software authentication revenue from customer expansions, partially offset by a decrease in hardware revenue due to lower volumes sold.
Cost of Goods Sold, Gross Profit and Gross Margin
The following table presents costs of goods sold for our products and services for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
(In thousands, except percentages)	2024	2023	$ Change	% Change
Cost of goods sold
Product and license	$36,732	$48,676	$(11,944)	(25)%
Services and other	31,871	28,715	3,156	11%
Total cost of goods sold	$68,603	$77,391	$(8,788)	(11)%

Gross profit	$174,576	$157,715	$16,861	11%

Gross margin
Product and license	72%	63%
Services and other	71%	72%
Total gross margin	72%	67%
The cost of product and license revenue decreased $11.9 million or 25% for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease in cost of product and license revenue was primarily driven by lower hardware revenues.
The cost of services and other revenue increased $3.2 million or 11% for the year ended December 31, 2024, compared to the year ended December 31, 2023. This increase was largely due to higher cloud platform costs related to higher volume usage and the write-off of acquired technology and capitalized internally developed software costs due to our decision to discontinue our investment in blockchain technology in 2024.
Gross profit increased $16.9 million, or 11% for the year ended December 31, 2024 compared to the year ended December 31, 2023. Total gross margin was 72% for the year ended December 31, 2024, compared to 67% for the year ended December 31, 2023. The increase in total gross profit was driven by higher software versus hardware revenue mix and the changes in cost of revenue discussed above.
The majority of our inventory purchases are denominated in U.S. dollars. Our sales are denominated in various currencies, including the Euro. The impact of changes in currency rates are estimated to have had a unfavorable impact on overall cost of goods sold of approximately $0.8 million for the year ended December 31, 2024. Had currency rates in 2024 been equal to rates in the comparable period of 2023, the gross profit margin would have been less than 1 percentage point higher for the year ended December 31, 2024.

Additional information on our gross profit by segment follows.

•Security Solutions gross profit increased $12.9 million, or approximately 11%, for the year ended December 31, 2024 compared to the prior year. The increase in gross profit was primarily driven by an increase in subscription revenue. Security Solutions gross margin was 73% and 65% for the years ended December 31, 2024 and 2023, respectively. The increase in gross margin is primarily the result of increased subscription revenue which is a higher margin product, combined with a decline in hardware revenue, which has lower margins.

•Digital Agreements gross profit increased $4.0 million, or approximately 11%, for the year ended December 31, 2024 compared to the prior year. The increase in gross profit was driven by higher overall revenue, partially offset by higher cloud platform costs and higher depreciation of capitalized software costs. Digital Agreements gross margin for the years ended December 31, 2024 and 2023 was 68% and 74%, respectively. The decrease in gross margin is primarily the result of an increase in depreciation of capitalized software costs and the write-off in 2024 of the previously capitalized software costs discussed above.
Operating Expenses
For the year ended December 31, 2024, operating expenses decreased by $56.8 million, or 30%, compared to the year ended December 31, 2023. Changes in foreign exchange rates favorably impacted operating expenses by approximately less than $0.1 million as compared to the year ended December 31, 2023.
The following table presents the breakout of operating expenses by category as of December 31, 2024 and 2023:

	Years Ended December 31,
(In thousands, except percentages)	2024	2023	$ Change	% Change
Operating costs
Sales and marketing	$44,546	$70,235	$(25,689)	(37)%
Research and development	32,423	38,420	(5,997)	(16)%
General and administrative	46,007	58,267	(12,260)	(21)%
Restructuring and other related charges	4,444	17,311	(12,867)	(74)%
Amortization of intangible assets	2,351	2,353	(2)	—%
Total operating costs	$129,771	$186,586	$(56,815)	(30)%
Sales and Marketing Expenses
Sales and marketing expenses decreased $25.7 million, or 37%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily driven by lower employee compensation costs which included decreases in commissions, salaries, and benefits as a result of headcount reductions, decreased consulting and marketing costs, and lower travel and entertainment expenses.
Average full-time sales and marketing employee headcount for year ended December 31, 2024 was 161, compared to 339 for year ended December 31, 2023. Average headcount in 2024 was 53% lower than in 2023 due to the restructuring activities discussed elsewhere in this Item 7.

Research and Development Expenses
Research and development expenses decreased $6.0 million, or 16%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily driven by lower compensation costs, which included a decrease in salaries, payroll taxes, and related benefits as a result of lower headcount and lower consulting expenses, partially offset by increased bonus expense accruals.
Average full-time research and development employee headcount for the year ended December 31, 2024 was 234, compared to 305 for year ended December 31, 2023. Average headcount in 2024 was 23% lower than in 2023 due to the restructuring activities discussed elsewhere in this Item 7.
General and Administrative Expenses
General and administrative expenses decreased $12.3 million, or 21%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease in expense was largely due to lower employee compensation costs, which included a decrease in salaries, severance, payroll taxes, and related benefits as a result of lower headcount. Additionally, stock-based compensation expense was lower year-over-year due to lower headcount, including the termination of our former CEO, and lower annual equity awards granted to employees. These decreases were offset by higher bonus accruals and other non-recurring expenses.
Average full-time general and administrative employee headcount for the year ended December 31, 2024 was 100, compared to 139 for the year ended December 31, 2023. Average headcount in 2024 was 28% lower than in 2023 due to the restructuring activities discussed elsewhere in this Item 7.

Restructuring and Other Related Charges
Restructuring and other related charges were $4.4 million for the year ended December 31, 2024, compared to $17.3 million for the year ended December 31, 2023, a decrease of $12.9 million or 74%. The year-over-year decrease was due to higher restructuring costs in 2023, including more significant headcount reductions and the termination of the Brussels and Chicago leases, partially offset by an increase in capitalized software costs and acquired technology write-offs in 2024.
Amortization of Intangible Assets
Amortization of intangible assets was $2.4 million for both years ended December 31, 2024 and 2023.
Segment Operating Income (Loss)
Information on our operating income (loss) by segment follows.
•Security Solutions: For the year ended December 31, 2024, Security Solutions operating income was $90.1 million, which was $29.9 million, or 50%, higher than the prior year. This increase was driven by higher gross profit (discussed above), a result of favorable product and revenue mix, and lower sales and marketing expenses, research and development expenses, and restructuring expenses all largely due to lower employee costs due to lower headcount.

•Digital Agreements: Operating income for the year ended December 31, 2024 was $5.6 million, compared to an operating loss of $18.5 million for the prior year. The increase in operating income was primarily driven by higher revenue, lower sales and marketing expenses and research and development expenses, including lower employee compensation costs, marketing expenses, travel and entertainment costs, and lower restructuring expenses, partially offset by the write-off of our acquired blockchain technology and related capitalized software in 2024.
Interest Income, net

	Years Ended December 31,
(In thousands, except percentages)	2024	2023	$ Change	% Change
Interest income, net	$1,807	$2,090	$(283)	(14)%

Interest income, net, was $1.8 million for the year ended December 31, 2024, compared to $2.1 million for the year ended December 31, 2023. The decrease in interest income is due to lower average excess cash invested and a lower average rate yield in the period compared to the prior year.
Other Income (Expense), Net

	Years Ended December 31,
(In thousands, except percentages)	2024	2023	$ Change	% Change
Other income (expense), net	$(125)	$(532)	$407	(77)%

Other income (expense), net, includes subsidies received from foreign governments in support of our research and development in those countries, exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, and other miscellaneous non-operational, non-recurring income and expenses.

For the year ended December 31, 2024, other income (expense), net was $(0.1) million, compared to $(0.5) million for the year ended December 31, 2023. The fluctuation was primarily driven by a decrease in subsidies received from foreign governments, offset by lower transaction losses due to the favorable US dollar rate against other functional currencies and lower loss on disposal of assets.
(Benefit) provision for income taxes

	Years Ended December 31,
(In thousands, except percentages)	2024	2023	$ Change	% Change
(Benefit) provision for income taxes	$(10,595)	$2,486	$(13,081)	NM

We recorded an income tax benefit of $10.6 million and income tax expense of $2.5 million for the years ended December 31, 2024 and 2023, respectively. The income tax benefit recorded for the year ended December 31, 2024 was primarily attributable to the worthless stock deduction, release of valuation allowance, income tax benefit attributable to the IP Transfer, offset by income tax expense attributable to an increase in income before taxes.
Loss Carryforwards Available
At December 31, 2024, we have gross deferred tax assets of $56.8 million resulting from U.S. federal, foreign and state NOL carryforwards of $183.7 million and other foreign deductible carryforwards of $130.3 million. At December 31, 2024, we have a valuation allowance of $37.2 million against deferred tax assets related to certain carryforwards (see Note 13, Income Taxes.
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

Annual Recurring Revenue

We use annual recurring revenue ("ARR") as an approximate measure to monitor the revenue growth of our recurring business. ARR represents the annualized value of the active portion of SaaS, term-based license, and maintenance and support contracts at the end of the reporting period. For term-based license arrangements, the amount included in ARR is consistent with the amount that we invoice the customer annually for the term-based license transaction. A customer with a one-year term-based license contract will be invoiced for the total value of the contract at the beginning of the contractual term, while a customer with a multi-year term-based license contract will be invoiced for each annual period at the beginning of each year of the contract. For contracts that include annual values that increase over time because there are additional deliverables in subsequent periods, we include in ARR only the annualized value of components of the contract that are considered active as of the date of the ARR calculation. We do not include the future committed increases in the contract value as of the date of the ARR calculation.

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

ARR is not calculated based on recognized or unearned revenue and there is no direct relationship between revenue recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, and the Company’s ARR business metric. We believe ARR is a valuable operating measure to assess the health of our SaaS, term-based license, and maintenance and support contracts because it illustrates our customer recurring contracts as of the measurement date. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates, and does not include revenue from perpetual licenses, purchases of Digipass authenticators, training, professional services or other sources of revenue that are not deemed to be recurring in nature.

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

At December 31, 2024, we reported ARR of $167.7 million, which was 8% higher than 2023 ARR of $154.6 million. Changes in foreign exchange rates during the year ended December 31, 2024 as compared to the prior year negatively impacted ARR by approximately $0.1 million. ARR growth was primarily driven by an increase in subscription contracts and new logos, partially offset by the sunsetting of our on-premises e-signature and Dealflo solutions.

Net Retention Rate

Net Retention Rate ("NRR") is defined as the approximate year-over-year percentage growth in ARR from the same set of customers at the end of the prior year period. It measures the Company’s ability to increase revenue across our existing customer base through expanded use of our platform, offset by customers whose subscription contracts with us are not renewed or renew at a lower amount. The Company’s ability to drive growth and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with customers. NRR is an important way in which we track our performance in this area.

We reported NRR of 106% and 110% at December 31, 2024 and 2023, respectively. Year-over-year, NRR was primarily impacted by the same factors that affected ARR, as discussed above.

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
The following table reconciles net income as reported on our consolidated statements of operations to non-GAAP Adjusted EBITDA:

	Years Ended December 31,
(In thousands)	2024	2023
Net income (loss)	$57,082	$(29,799)
Interest income, net	(1,807)	(2,090)
(Benefit) provision for income taxes	(10,595)	2,486
Depreciation and amortization of intangible assets (1)	8,364	6,479
Long-term incentive compensation (2)	9,172	14,562
Restructuring and other related charges (3)	6,063	17,311
Other non-recurring items (4)	4,223	3,048
Adjusted EBITDA	$72,502	$11,997

(1) Includes cost of sales depreciation and amortization expense directly related to delivering cloud subscription revenue of $3.4 million and $1.5 million for the years ended December 31, 2024 and 2023, respectively. Costs are recorded in “Services and other cost of goods sold” on the consolidated statements of operations.
(2) Long-term incentive compensation includes share-based compensation and cash incentive grants awarded to employees located in jurisdictions where we do not issue share-based compensation due to tax, regulatory or similar reasons. The immaterial expense associated with these cash incentive grants was $0.2 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively.
(3) Includes write-offs of intangible assets and property and equipment, net of $0.8 million and $1.0 million, respectively, for the year ended December 31, 2024 and $0 for the year ended December 31, 2023. Costs are recorded in "Services and other costs of good sold" and "Restructuring and other related charges," respectively, on the consolidated statements of operations. Also, includes restructuring and other related charges of $0.1 million for the year ended December 31, 2024 and $0 for the year ended December 31, 2023. These charges are recorded in "Services and other costs of good sold" on the consolidated statements of operations.
(4) For the year ended December 31, 2024, other non-recurring items consist of $4.2 million of fees related to non-recurring projects. For the year ended December 31, 2023, other non-recurring items consist of $1.6 million of fees related to non-recurring projects and our acquisition of substantially all of the assets of the ProvenDB business of Southbank Software Pty Ltd., and $1.4 million of fees related to non-recurring items, primarily severance payable to our former chief executive officer.

Adjusted EBITDA increased during the year ended December 31, 2024 compared to 2023, primarily due to higher revenue and gross profit dollars as well as lower operating expenses as a result of restructuring activities described elsewhere in Item 7. Year-over-year changes in foreign exchange rates favorably impacted Adjusted EBITDA by approximately $0.6 million for the year ended December 31, 2024.

Please see further discussion in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for an analysis of what comprises net income (loss) in the consolidated statements of operations for the years ended December 31, 2024 and 2023, and additional detail around items excluded from Adjusted EBITDA.

Liquidity and Capital Resources
As of December 31, 2024 and 2023, we had cash and cash equivalents balances of $83.2 million and $43.0 million, respectively. Our cash and cash equivalents balance includes money market funds and U.S. treasury bills with maturities at acquisition of less than three months.
We are party to lease agreements that require letters of credit and guarantees to secure the obligations and a cash guarantee with a payroll vendor which totaled $0.2 million and $0.5 million at December 31, 2024 and 2023, respectively. The restricted cash related to the letters of credit and guarantees is recorded in "Restricted cash" on the consolidated balance sheets.
As of December 31, 2024, we held $63.6 million of cash and cash equivalents in subsidiaries outside of the United States. Of that amount, $63.3 million is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.
We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
Our cash flows are as follows:

	Years Ended December 31,
(In thousands)	2024	2023
Cash provided by (used in):
Operating activities	$55,667	$(10,735)
Investing activities	$(9,305)	$(12,013)
Financing activities	$(5,244)	$(32,094)
Effect of foreign exchange rate changes on cash and cash equivalents	$(1,317)	$997
Operating Activities
Cash provided by (used in) operating activities is primarily comprised of net income (loss), as adjusted for non-cash items, and changes in operating assets and liabilities. Non-cash adjustments consist primarily of allowance for credit losses, amortization of intangible assets, deferred taxes, depreciation of property and equipment, and share-based compensation. We expect cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. Our primary uses of cash from operating activities have been for personnel and vendor costs. We expect cash outflows from operating activities to be affected by changes in personnel costs and the payments of expenditures.
For the year ended December 31, 2024, $55.7 million of cash was provided by operating activities. This was primarily driven by a significant increase in net income for the period as a result of the restructuring and cost savings initiatives. For the year ended December 31, 2023, $10.7 million of cash was used in operating activities.
Our working capital at December 31, 2024 was $64.8 million, a increase of $33.3 million, or 106%, from $31.5 million at December 31, 2023. The increase was due to a significantly higher cash balance, partially offset by lower accounts receivable, and lower accounts payable, accrued wages and payroll taxes, and deferred revenue.
Investing Activities
The changes in cash flows from investing activities primarily relate to timing of purchases of property and equipment, capitalized software activities, and activity in connection with acquisitions. We expect to continue to purchase property and equipment to support the growth of our business as well as to continue to invest in our infrastructure and activity in connection with acquisitions.
For the year ended December 31, 2024 cash of $9.3 million was used in investing activities, compared to cash of $12.0 million used in investing activities during the year ended December 31, 2023. The cash used for the year ended December 31, 2024 was primarily attributable to additions to capitalized software activities.

Financing Activities
The changes in cash flows from financing activities primarily relate to the purchases of common stock under our share repurchase program and tax payments for restricted stock issuances.
For the year ended December 31, 2024, net cash used in financing activities was $5.2 million, which consisted primarily of $5.0 million of tax payments for restricted stock issuances and cash paid for the holdback component of our acquisition of substantially all of the assets of the ProvenDB business of Southbank Software Pty Ltd..
For the year ended December 31, 2023, net cash used in financing activities was $32.1 million, which consisted of $29.2 million of common stock repurchases, both in open market repurchases and pursuant to the Tender Offer discussed in Note 2, Summary of Significant Accounting Policies, in the notes to consolidated financial statements included in Part IV, Item 15, Exhibits and Financial Statements Schedules, and $2.9 million of tax payments for restricted stock issuances.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.
Contractual Obligations and Commitments
We have unrecognized purchase obligations of $5.0 million for software agreements related to the administration of our business which range from 1 to 3 years.
We have operating lease obligations of $9.3 million which will expire in the next 1 to 9 years. The operating lease obligations do not include common area maintenance charges or real estate taxes under our operating leases, for which we are also obligated. These charges are generally not fixed and can fluctuate from year to year.
We have taxes payable of $0.5 million due within 1 year, which primarily represent deemed repatriation tax from 2017. We had $0 of unrecognized tax benefits as of both December 31, 2024 and 2023.
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
Revenue Recognition
We record revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We determine revenue recognition through the following steps:
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
Subscription: Subscription includes cloud and on-premises subscription revenue.
We generate cloud subscription revenues from our Security Solutions and Digital Agreements cloud service offerings. Our standard customer arrangements do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time. As such, these arrangements are considered service contracts and revenue is recognized ratably over the service period of the contract. Customer payments are normally in advance for annual service.
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
In addition, we also offer annual or multi-year customer support subscription services, whereby customers can buy different levels of customer support packages for an annual recurring subscription fee.
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

Professional services and other revenue: Professional services revenues are primarily comprised of implementing, automating and extending business processes, technology infrastructure, and software applications. Professional services revenues are recognized over time as services are rendered, usually over a period of time that is generally less than 12 months. Most projects are performed on a time and materials basis while a portion of revenues is derived from projects performed on a fixed fee. For time and material contracts, revenues are generally recognized and invoiced by multiplying the number of hours expended in the performance of the contract by the contractual hourly rates. For fixed fee contracts, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours to complete the services. Customer payments normally correspond with delivery. Professional services and other revenue includes perpetual licenses revenue, which was immaterial for the year ended December 31, 2024 and approximately 1% of total revenue for the year ended December 31, 2023. Perpetual licenses grant the customer unlimited access to the software.
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
Item 7A - Quantitative and Qualitative Disclosures about Market Risk (In thousands)
Foreign Currency Exchange Risk – In 2024, we generated approximately 83% of our revenue outside the United States, primarily in Europe, Latin America and Asia Pacific. A significant portion of our business operations is transacted in foreign currencies. As a result, we have exposure to foreign exchange fluctuations. We are affected by both foreign currency translation and transaction adjustments. Translation adjustments result from the conversion of the foreign subsidiaries’ balance sheets and income statements to U.S. dollars at year-end exchange rates and weighted average exchange rates, respectively. Translation adjustments resulting from this process are recorded directly into stockholders’ equity. Transaction adjustments result from currency exchange movements when one of our companies transacts business in a currency that differs from its local currency. These adjustments are recorded as gains or losses in our consolidated statements of operations. Our business transactions are spread across numerous countries and currencies. As noted in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations above, we attempt to minimize the net impact of currency on operating earnings by denominating an amount of billings in a currency such that it would provide a natural hedge against the operating expenses being incurred in that currency. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.

Interest Rate Risk – We have minimal interest rate risk. We had no debt outstanding at December 31, 2024. Our cash and cash equivalents are invested in short-term instruments at current market rates. The effect of a hypothetical one percentage point increase or decrease would not have a material impact on our consolidated financial statements.
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
Item 9A - Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")) as of December 31, 2024.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024, to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Management has concluded that its internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, included on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B - Other Information
Director and Officer Trading Arrangements

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as those terms are defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2024.
Item 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10 - Directors, Executive Officers and Corporate Governance
All information in response to this Item, other than the required information on executive officers and the required information under Regulation S-K Items 406 and 408, is incorporated by reference to the “Information regarding our Board of Directors” and, if applicable, “Delinquent Section 16(a) Reports” sections of OneSpan’s Proxy Statement to be filed with the SEC for the 2025 Annual Meeting of Stockholders. The required information on executive officers is set forth in Part I of this Form 10-K under the heading "Information about our Executive Officers."
We have adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on the Corporate Governance section of our website, which is located at www.onespan.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website pursuant to the disclosure requirements of Item 5.05 of Form 8-K. We will provide any person, without charge, a copy of our code of conduct and ethics upon written request, which may be mailed to Corporate Secretary, OneSpan Inc.,1 Marina Park Drive, Unit 1410, Boston, Massachusetts, 02210.
We have adopted an insider trading policy that governs the purchase, sale and/or other dispositions of Company securities by our directors, officers, employees, designated consultants and contractors, and other covered persons. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules, regulations and Nasdaq listing standards. A copy of our insider trading policy is filed as Exhibit 19 to this Form 10-K. In addition, the Company does not engage in transactions in Company securities while in possession of material nonpublic information concerning the Company or its securities.
Item 11 - Executive Compensation
The information in response to this Item is incorporated by reference to the “Executive Compensation” and "Director Compensation" sections of OneSpan’s Proxy Statement (except for the section titled "Executive Compensation - Pay versus Performance") to be filed with the SEC for the 2025 Annual Meeting of Stockholders.
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in response to this Item is incorporated by reference to the “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plan Information”sections of OneSpan’s Proxy Statement to be filed with the SEC for the 2025 Annual Meeting of Stockholders.

Item 13 - Certain Relationships and Related Transactions, and Director Independence
The information in response to this Item is incorporated by reference to the “Information regarding our Board of Directors” and “Transactions with Related Persons” sections of OneSpan’s Proxy Statement to be filed with the SEC for the 2025 Annual Meeting of Stockholders.
Item 14 - Principal Accounting Fees and Services
The information in response to this Item is incorporated by reference to the “Fees Paid to Independent Registered Public Accounting Firm for 2024 and 2023” section of OneSpan’s Proxy Statement to be filed with the SEC for the 2025 Annual Meeting of Stockholders.
PART IV
Item 15 - Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K.
(1)The following consolidated financial statements and notes thereto, and the related independent auditors’ report, are included on pages F-1 through F-1 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements
(2)The following consolidated financial statement schedule of the Company is included on page F-1 of this Form 10-K:
Schedule II – Valuation and Qualifying Accounts
All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned consolidated financial statements.
(3)The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference as set forth at the end of the list of exhibits:

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended (Incorporated by Reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed August 4, 2022)

3.2	Amended and Restated Bylaws of Registrant, effective as of January 30, 2023. (Incorporated by Reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 1, 2023)

Exhibit Number	Description

4.1
Specimen of Registrant’s Common Stock Certificate. (Incorporated by Reference to the Registrant’s Registration Statement on Form S-4, as amended (Registration No. 333-35563), originally filed on September 12, 1997.)

4.2	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (Incorporated by Reference to Exhibit 4.2 to the Registrant's Form 10-K filed March 6, 2024)

10.1*	Employment Agreement dated July 31, 2024 between the Registrant and Victor Limongelli

10.2*	Letter Agreement dated October 22, 2024 between the Company and Victor Limongelli ((Incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed October 30, 2024)

10.3*	Special PSU Agreement dated July 31, 2024 between the Registrant and Victor Limongelli (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 8-K filed August 1, 2024)

10.4*	Employment Agreement between the Registrant and Jorge Martell (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed November 1, 2022)

10.5*	Employment Agreement between the Registrant and Lara Mataac (Incorporated by Reference to Exhibit 10.3 to the Registrant’s Form 10-K filed February 28, 2023)

10.6*	Employment Agreement dated December 16, 2024 between the Registrant and Ashish Jain

10.7*	Amended 2024 Management Incentive Plan, dated August 14, 2024 (Incorporated by Reference to Exhibit 10.1 to the Registrant's Form 10-Q filed October 30, 2024)

10.8*	OneSpan Inc. 2019 Omnibus Incentive Plan (Incorporated by Reference to Attachment A to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 26, 2019)

10.9*	Form of Director and Officer Indemnification Agreement (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 10-K filed February 28, 2023)

10.10*	Form of 2024 Performance-Based RSU Agreement under the Registrant’s 2019 Omnibus Incentive Plan (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 1, 2024)

10.11*	Form of 2024 Time-Based RSU Agreement (Executive) under the Registrant’s 2019 Omnibus Incentive Plan (Incorporated by Reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed August 1, 2024)

10.12*	Form of 2023 Performance-Based RSU Agreement under the Registrant’s 2019 Omnibus Incentive Plan (Incorporated by Reference to the Exhibit 10.3 to the Registrant’s Form 10-Q filed May 4, 2023)

10.13*	Form of 2023 Time-Based RSU Agreement (Executive) under the Registrant’s 2019 Omnibus Incentive Plan (Incorporated by Reference to Exhibit 10.8 to the Registrant's Form 10-K filed March 6, 2024)

10.14	Form of 2023 Time-Based RSU Agreement (General) under the Registrant’s 2019 Omnibus Incentive Plan (Incorporated by Reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed May 4, 2023)

Exhibit Number	Description

10.15*	Form of 2022 Performance-Based RSU Agreement under the Registrant’s 2019 Omnibus Incentive Plan (Incorporated by Reference to Exhibit 10.5 to the Registrant's Form 10-Q filed November 1, 2022)

10.16*	Form of 2022 Time-Based RSU Agreement (Executive) under the Registrant’s 2019 Omnibus Incentive Plan (Incorporated by Reference to the Registrant's Form 10-Q filed November 1, 2022)

10.17*	Form of 2022 Time-Based RSU Agreement (General) under the Registrant’s 2019 Omnibus Incentive Plan (Incorporated by Reference to Exhibit 10.7 to the Registrant's Form 10-Q filed November 1, 2022)

10.18*	Form of Time-Based Deferred RSU Agreement for Non-Employee Directors of the Registrant (Incorporated by Reference to Exhibit 4.10 to the Registrant’s Form 10-K filed March 16, 2020)

10.19*
One-Time Special Grant Award Agreement dated November 29, 2021 for Performance-Based Restricted Stock Units between the Registrant and Matthew Moynahan under the Registrant’s 2019 Omnibus Incentive Plan (Incorporated by Reference to Exhibit 10.8 to the Registrant’s Form 10-K filed February 28, 2023)

10.20*	Separation Agreement dated February 7, 2024 between the Registrant and Matthew Moynahan (Incorporated by Reference to Exhibit 10.21 to the Registrant’s Form 10-K filed March 6, 2024)

19	Insider Trading Policy, dated March 11, 2024

21	Subsidiaries of Registrant

23	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 27, 2025

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 27, 2025

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 27, 2025

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 27, 2025

97	Dodd-Frank Compensation Recovery Policy (Incorporated by Reference to Exhibit 97 to the Registrant’s Form 10-K filed March 6, 2024)

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of OneSpan Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

Identification of performance obligations in contracts containing multiple goods and services
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company enters into contracts to deliver a combination of hardware devices, software licenses, subscriptions, maintenance and support and, in some situations, professional services. The Company evaluates the nature of the goods and services promised in these arrangements to identify the distinct performance obligations. The Company recognized total revenue of $243 million, a portion of which related to contracts containing multiple performance obligations, for the year ended December 31, 2024. We identified the evaluation of the Company’s identification of performance obligations in contracts containing multiple goods and services as a critical audit matter. Specifically, complex auditor judgment was required to evaluate the Company's identification of performance obligations in such contracts, including for contracts with new customers or contracts that were amended with existing customers.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process. This included controls related to the identification of performance obligations and evaluation of terms and conditions present in individual contracts containing multiple goods and services. We tested a selection of contracts, including contracts with new customers and contracts that were amended with existing customers, by obtaining and reading the underlying contract and accounting analysis to evaluate the Company’s identification of performance obligations. Specifically, we evaluated the completeness and accuracy of the Company’s identification of terms and conditions that were unique to the selected contracts and the Company’s determination of the impact of those terms and conditions on revenue recognition.
/s/ KPMG LLP
We have served as the Company’s auditor since 1996.
Chicago, Illinois
February 27, 2025

OneSpan Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$83,160	$43,001
Restricted cash	171	529
Accounts receivable, net of allowances of $1,600 in 2024 and $1,536 in 2023	56,229	64,387
Inventories, net	10,792	15,553
Prepaid expenses	6,547	6,575
Contract assets	8,687	5,139
Other current assets	9,479	11,159
Total current assets	175,065	146,343
Property and equipment, net	20,966	18,722
Operating lease right-of-use assets	7,725	6,171
Goodwill	92,365	93,684
Intangible assets, net of accumulated amortization	7,481	10,832
Deferred income taxes	20,516	1,721
Other assets	14,616	11,718
Total assets	$338,734	$289,191
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$13,310	$17,452
Deferred revenue	67,465	69,331
Accrued wages and payroll taxes	13,793	14,335
Short-term income taxes payable	4,403	2,646
Dividend payable	4,765	—
Other accrued expenses	6,339	10,684
Deferred compensation	200	382
Total current liabilities	110,275	114,830
Long-term deferred revenue	3,390	4,152
Long-term lease liabilities	6,932	6,824
Deferred income taxes	3,680	1,067
Other long-term liabilities	1,927	3,177
Total liabilities	126,204	130,050
Commitments and contingencies
Stockholders' equity
Preferred stock: 500 shares authorized, none issued and outstanding at December 31, 2024 and 2023	—	—
Common stock: $0.001 par value per share, 75,000 shares authorized; 41,782 and 41,243 shares issued; 38,058 and 37,519 shares outstanding at December 31, 2024 and 2023	38	38
Additional paid-in capital	122,534	118,620
Treasury stock, at cost, 3,724 shares outstanding at December 31, 2024 and 2023	(47,380)	(47,377)
Retained earnings	151,256	98,939
Accumulated other comprehensive loss	(13,918)	(11,079)
Total stockholders' equity	212,530	159,141
Total liabilities and stockholders' equity	$338,734	$289,191
See accompanying notes to consolidated financial statements.

OneSpan Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Revenue
Product and license	$132,078	$130,848	$121,426
Services and other	111,101	104,258	97,580
Total revenue	243,179	235,106	219,006

Cost of goods sold
Product and license	36,732	48,676	45,106
Services and other	31,871	28,715	25,330
Total cost of goods sold	68,603	77,391	70,436

Gross profit	174,576	157,715	148,570

Operating costs
Sales and marketing	44,546	70,235	60,949
Research and development	32,423	38,420	41,735
General and administrative	46,007	58,267	55,552
Restructuring and other related charges	4,444	17,311	13,310
Amortization of intangible assets	2,351	2,353	4,139
Total operating costs	129,771	186,586	175,685

Operating income (loss)	44,805	(28,871)	(27,115)

Interest income, net	1,807	2,090	595
Other income (expense), net	(125)	(532)	14,827

Income (loss) before income taxes	46,487	(27,313)	(11,693)
(Benefit) provision for income taxes	(10,595)	2,486	2,741

Net income (loss)	$57,082	$(29,799)	$(14,434)

Net income (loss) per share
Basic	$1.49	$(0.74)	$(0.36)
Diluted	$1.46	$(0.74)	$(0.36)

Weighted average common shares outstanding
Basic	38,387	40,193	40,143
Diluted	39,085	40,193	40,143
See accompanying notes to consolidated financial statements.

OneSpan Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Net income (loss)	$57,082	$(29,799)	$(14,434)
Other comprehensive income (loss)
Cumulative translation adjustment, net of tax	(3,321)	3,689	(7,245)
Pension adjustment, net of tax	482	(222)	3,859
Unrealized gain on available-for-sale securities	—	4	18
Comprehensive income (loss)	$54,243	$(26,328)	$(17,802)
See accompanying notes to consolidated financial statements.

OneSpan Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity
Description	Shares	Amount	Shares	Amount
Balance at December 31, 2021	40,001	$40	592	$(12,501)	$100,250	$143,173	$(11,182)	$219,780
Net loss	—	—	—	—	—	(14,434)	—	(14,434)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(1)	(7,245)	(7,246)
Share-based compensation	—	—	—	—	8,642	—	—	8,642
Vesting of restricted stock awards	263	—	—	—	—	—	—	—
Tax payments for stock issuances	(92)	—	—	—	(1,587)	—	—	(1,587)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	18	18
Share repurchases	(446)	—	446	(5,721)	—	—	—	(5,721)
Pension adjustment, net of tax	—	—	—	—	—	—	3,859	3,859
Balance at December 31, 2022	39,726	$40	1,038	$(18,222)	$107,305	$128,738	$(14,550)	$203,311
Net loss	—	—	—	—	—	(29,799)	—	(29,799)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	3,689	3,689
Share-based compensation	—	—	—	—	14,252	—	—	14,252
Vesting of restricted stock awards	741	—	—	—	—	—	—	—
Tax payments for stock issuances	(262)	—	—	—	(2,939)	—	—	(2,939)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	4	4
Share repurchases	(2,686)	(2)	2,686	(29,155)	2	—	—	(29,155)
Pension adjustment, net of tax	—	—	—	—	—	—	(222)	(222)
Balance at December 31, 2023	37,519	$38	3,724	$(47,377)	$118,620	$98,939	$(11,079)	$159,141
Net income	—	—	—	—	—	57,082	—	57,082
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(3,321)	(3,321)
Share-based compensation	—	—	—	—	8,955	—	—	8,955
Vesting of restricted stock awards	902	—	—	—	—	—	—	—
Tax payments for stock issuances	(363)	—	—	—	(5,041)	—	—	(5,041)
Excise tax on share repurchases	—	—	—	(3)	—	—	—	(3)
Dividends declared ($0.12 per share)	—	—	—	—	—	(4,765)	—	(4,765)
Pension adjustment, net of tax	—	—	—	—	—	—	482	482
Balance at December 31, 2024	38,058	$38	3,724	$(47,380)	$122,534	$151,256	$(13,918)	$212,530
See accompanying notes to consolidated financial statements.

OneSpan Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$57,082	$(29,799)	$(14,434)
Adjustments to reconcile net income (loss) from operations to net cash used in operations:
Depreciation and amortization of intangible assets	8,364	6,479	7,066
Write-off of intangible assets	804	—	—
Write-off of property and equipment, net	1,081	3,183	3,828
Impairment of inventories, net	—	143	—
Gain on sale of equity-method investment	—	—	(14,810)
Deferred tax (benefit) expense	(16,156)	118	1,637
Share-based compensation	8,955	14,252	8,642
Provision for credit losses, net	64	(65)	184
Changes in operating assets and liabilities:
Accounts receivable	6,855	1,571	(9,705)
Inventories, net	4,079	(3,275)	(2,168)
Contract assets	(5,669)	(574)	52
Accounts payable	(3,854)	(253)	9,261
Income taxes payable	1,782	(2,367)	(1,140)
Accrued expenses	(4,149)	(1,531)	2,197
Deferred compensation	(182)	9	(504)
Deferred revenue	(1,647)	2,015	8,173
Other assets and liabilities	(1,742)	(641)	(4,038)
Net cash provided by (used in) operating activities	55,667	(10,735)	(5,759)

Cash flows from investing activities:
Purchase of short-term investments	—	—	(15,812)
Maturities of short-term investments	—	2,330	48,550
Additions to property and equipment	(9,245)	(12,484)	(4,996)
Additions to intangible assets	(60)	(59)	(29)
Cash paid for acquisition of business	—	(1,800)	—
Sale of equity-method investment	—	—	18,874
Net cash (used in) provided by investing activities	(9,305)	(12,013)	46,587

Cash flows from financing activities:
Contingent payment related to acquisition	(200)	—	—
Repurchase of common stock, net of excise tax	(3)	(29,155)	(5,721)
Tax payments for restricted stock issuances	(5,041)	(2,939)	(1,587)
Net cash used in financing activities	(5,244)	(32,094)	(7,308)

Effect of exchange rate changes on cash	(1,317)	997	(372)

Net increase (decrease) in cash	39,801	(53,845)	33,148
Cash, cash equivalents, and restricted cash, beginning of period	43,530	97,375	64,227
Cash, cash equivalents, and restricted cash, end of period	$83,331	$43,530	$97,375

Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$2,302	$4,989	$2,025
Supplemental disclosure of noncash financing information:
Cash dividend declared, but not yet paid	$4,765	$—	$—
See accompanying notes to consolidated financial statements.

OneSpan Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unless otherwise noted, references in this Annual Report on Form 10-K to “OneSpan” and “Company” refer to OneSpan Inc. and its subsidiaries.
Note 1 – Description of the Company and Basis of Presentation
Description of the Company

OneSpan delivers cutting-edge solutions in two key areas: advanced secure authentication, which is provided through its Security Solutions business unit, and digital agreements, which is provided through its Digital Agreements business unit. The Company's secure authentication solutions protect devices, users, and applications with robust multi-factor and passwordless authentication and other fraud prevention technologies. Its digital agreements solutions combine identity verification, electronic signatures, and digital workflows to streamline agreements, enhance compliance, and accelerate business processes. OneSpan empowers organizations to automate and secure both customer-facing and revenue-generating processes, supporting a wide range of use cases—from simple transactions to complex workflows requiring elevated security. OneSpan has operations in Austria, Australia, Belgium, Canada, China, France, Japan, The Netherlands, Singapore, Switzerland, the United Arab Emirates, the United Kingdom (U.K.), and the United States (U.S.).

Business Developments

The Company's two business units, Security Solutions and Digital Agreements, are also its reportable operating segments. During 2022 and the first half of 2023, the Company was operating under a three-year strategic plan that focused on driving revenue growth in Digital Agreements. However, in mid-2023, the Company determined it was unlikely to achieve the revenue growth levels set forth in that strategic plan within the contemplated three-year timeframe due to a number of factors, including increasing maturity and competitiveness in the market for e-signature solutions, limited awareness of the OneSpan brand among buyers of e-signature tools, and higher pricing aggressiveness from competitors.

In response to these challenges, the Company modified its strategy to focus more heavily on improving profitability margins across the business. To this end, in August 2023, the Company's Board of Directors approved additional restructuring actions designed to drive higher levels of profitability while maintaining the Company's long-term growth potential. The Company now plans to drive profitable, efficient growth in both operating segments, with a particular emphasis on growing subscription revenue and sales of high-margin software solutions.

Dividends

On December 16, 2024, the Company's Board of Directors declared a quarterly cash dividend as part of the initiation of a recurring quarterly dividend program. The initial quarterly cash dividend of $0.12 per share was paid on February 14, 2025 to shareholders of record as of the close of business on January 31, 2025. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors.
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

The Company regularly assesses its estimates. Estimates are based on historical experience and on various other market-specific and relevant assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Foreign Currency Translation and Transactions

The financial position and results of operations of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other income (expense), net. Foreign exchange transaction losses aggregated to $0.9 million, $1.1 million, and $1.9 million in 2024, 2023, and 2022, respectively.
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

The Company is party to lease agreements that require letters of credit to secure the obligations and is also required to maintain a cash guarantee with a payroll vendor, which totaled $0.2 million and $0.5 million at December 31, 2024 and 2023, respectively. The restricted cash related to the letters of credit and the payroll vendor cash guarantee is recorded in "Restricted cash" on the consolidated balance sheets.
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
Fair Value of Financial Instruments
At December 31, 2024 and 2023, the Company's financial instruments were cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities. The estimated fair value of financial instruments has been determined by using available market information and appropriate valuation methodologies, as defined in Accounting Standards Codification "ASC" 820, Fair Value Measurements. The fair values of the financial instruments were not materially different from their carrying amounts at December 31, 2024 and 2023. See Note 10, Fair Value Measurements, for additional detail.
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
Property and Equipment, net
Property and equipment, net, is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets ranging from three to ten years. Leasehold improvements are depreciated over the lesser of the remaining lease term or ten years. Additions and improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts.

Leases
The Company determines if an arrangement is a lease at inception. All of the Company's leases are classified as operating leases. Operating lease right-of-use ("ROU") assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Operating lease ROU assets are comprised of the lease liability plus prepaid rents and are reduced by lease incentives. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term.
Under Topic ASC 842, Leases, the Company made an accounting policy election to not recognize ROU assets and lease liabilities for leases with a term of twelve months or less. Certain lease agreements contain lease and non-lease components. For automobile leases, lease and non-lease components are accounted for together, and for office leases, the components are accounted for separately using a relative standalone selling basis. The Company applies the portfolio approach to automobile leases with similar characteristics that commence in the same period. The majority of the Company’s leases do not provide an implicit rate of return. As a result, the Company uses its imputed collateralized rate based on the information available at the commencement date in determining the present value of lease payments. Certain lease agreements include payments adjusted periodically for inflation based on the consumer price index. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
No goodwill impairment was recorded during the years ended December 31, 2024, 2023, and 2022.
Long-Lived and Intangible Assets, net
Finite-lived intangible assets include proprietary technology, customer relationships, and other intangible assets. Intangible assets, other than certain patents and trademarks with indefinite lives, are amortized over the useful life, which range from three to seven years for proprietary technology, five to twelve years for customer relationships, and ten to twenty years for patents and trademarks. Intangible assets arising from business combinations, such as acquired technology, customer relationships, and other intangible assets, are originally recorded at fair value.

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
Equity Method Investment

On January 31, 2022, the Company sold its equity interest in Promon AS (Promon) for $18.9 million and recorded the gain on sale of $14.8 million in “Other income (expense), net”, on the consolidated statements of operations for the year ended December 31, 2022. Promon is a technology company headquartered in Norway that specializes in mobile app security, whose solutions focus largely on Runtime Application Self-Protection (RASP).

Prior to January 31, 2022, the Company held a 17% interest in Promon and applied the equity method of accounting to its investment in Promon because it exercised significant influence on, but did not hold a controlling interest in, the investee. Under the equity method of accounting, the Company’s proportionate share of the net earnings (losses) of Promon was reported in “Other income (expense), net”, on the consolidated statements of operations. The impact of the proportionate share of net earnings (losses) was immaterial for the year ended December 31, 2022, as were the relative size of Promon’s assets and operations in relation to the Company’s.

The Company intends to continue to purchase and integrate Promon’s RASP technology into its customer software solutions.
Other Accrued Expenses
Other accrued expenses consist of the following:

	December 31,
(In thousands)	2024	2023
Current operating lease liabilities	$2,351	$2,027
Accrued sales tax and VAT	1,127	2,486
Other accrued expenses	1,980	4,747
Accrued professional fees	881	710
Accrued lease termination fees	—	714
Total	$6,339	$10,684
Share Repurchase Program
On May 9, 2024, the Board of Directors terminated the stock repurchase program adopted on May 11, 2022 and adopted a new stock repurchase program under which the Company is authorized to repurchase up to $50.0 million of its issued and outstanding shares of common stock. Share purchases under the program will take place in open market transactions, privately negotiated transactions or tender offers, and may be made from time to time depending on market conditions, share price, trading volume, and other factors. The timing of the repurchases and the amount of stock repurchased in each transaction is subject to OneSpan’s sole discretion and will depend upon market and business conditions, applicable legal and credit requirements and other corporate considerations. The authorization is effective until May 9, 2026 unless the total amount has been used or authorization has been cancelled. The Company did not repurchase any shares for the year ended December 31, 2024. As of December 31, 2024, approximately $50.0 million remained available for potential future repurchases under the repurchase program.
In December 2023 and under the previous stock repurchase program, the Company repurchased 2,380,834 shares of its issued and outstanding common stock pursuant to a modified “Dutch auction” tender offer (the "Tender Offer"). The purchase price paid for these shares was $10.50, or an aggregate cost of approximately $25.0 million, excluding fees and expenses related to the Tender Offer. During the year ended December 31, 2023, the Company repurchased 2.7 million shares of the Company’s stock for $29.2 million in the aggregate, both in open market transactions and pursuant to the Tender Offer, at an average cost of $10.62 per share under its repurchase program.
Revenue Recognition

The Company records revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, we satisfy a performance obligation.

Revenues are recognized when control of the promised goods or services is transferred to the Company's customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services, which excludes any sales incentives and amounts collected on behalf of third parties. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight before control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in Cost of goods sold.
Nature of Goods and Services

The Company derives its revenues primarily from product and license revenue, which includes hardware products and on-premises subscription revenue, and services and other, which is inclusive of cloud subscription revenue, maintenance and support, and professional services.

Subscription: Subscription includes cloud and on-premises subscription revenue.

Cloud subscription revenues are generated from the Company's Security Solutions and Digital Agreements service offerings. Standard customer arrangements do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time. As such, these arrangements are considered service contracts and revenue is recognized ratably over the service period of the contract. Customer payments are normally in advance for annual service.

Revenue from the sale of on-premises subscription revenue is recorded upon delivery which is the latter of when the customer receives the ability to access the software or when they are legally allowed to use the software. No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized. The Company offers term licenses for on-premises subscription revenue ranging from one to five years in length. For term licenses, payments are either on installment or in advance. In limited circumstances, the Company integrates third-party software solutions into its software products. The Company has determined that, consistent with its conclusion under prior revenue recognition rules, the Company acts as the principal with respect to the satisfaction of the related performance obligation and records the corresponding revenue on a gross basis from these transactions. For transactions in which the Company does not act as the principal, the Company recognizes revenue on a net basis. The fees owed to the third parties are recognized as a component of cost of goods sold when the revenue is recognized.

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

Professional services and other revenue: Professional services revenues are primarily comprised of implementing, automating and extending business processes, technology infrastructure, and software applications. Professional services revenues are recognized over time as services are rendered, usually over a period of time that is generally less than 12 months, most of which, are derived from projects performed on a fixed fee. For fixed fee contracts, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours to complete the services. Customer payments normally correspond with delivery. Professional services and other includes perpetual software licenses revenue, which was immaterial and approximately 1% and 2% of total revenue for the years ended December 31, 2024, 2023, and 2022, respectively. Perpetual licenses grant the customer unlimited access to the software.

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

Sales and Marketing
Sales and marketing expenses consist primarily of personnel costs, commissions and bonuses, trade shows, marketing programs and other marketing activities, travel, outside consulting costs, and long-term incentive compensation. The Company's solutions are sold worldwide through a direct sales force as well as through distributors, resellers, systems integrators, and original equipment manufacturers.
Research and Development Costs

As part of its strategic plan in effect during 2022 and the first half of 2023, the Company began investing in its Digital Agreements operating segment for accelerated growth. In conjunction with expanded research and development activities to grow the Company’s transaction cloud platform and Digital Agreements product offerings, the Company began capitalizing certain costs incurred in connection with obtaining or developing internal-use software during the year ended December 31, 2022. These costs include payroll and payroll-related costs for employees who are directly associated with the internal-use software projects, external direct costs of materials and services costs while developing the software. Capitalized software costs are included in “Property and equipment, net” on the consolidated balance sheets and are depreciated using the straight-line method over the estimated life of three years. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. Other costs for research and development, principally the design and development of hardware, and the design and development of software prior to the determination of technological feasibility, are expensed as incurred on a project-by-project basis.

The Company capitalized $8.3 million and $10.1 million of internal-use software during the years ended December 31, 2024 and 2023, respectively.
Share-Based Compensation
The Company has share-based employee compensation plans, described in Note 14, Share Compensation Plans. ASC 718, Stock Compensation, requires the Company to estimate the fair value of restricted stock granted to employees, directors and others to record compensation expense equal to the estimated fair value. Compensation expense is recorded on a straight-line basis over the vesting period for time-based awards and performance and market-based awards with cliff vesting provisions and on a graded basis for performance and market-based awards with graded vesting provisions. Forfeitures are recorded as incurred.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the standard of as of December 31, 2024 and adoption of the guidance did not have a material impact on its consolidated financial statements and related disclosures.
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
In November 2024, the FASB issued ASU 2024-03, Comprehensive Income (Topic 220) – Disaggregation of Income Statement Expenses, to improve financial reporting by requiring disclosures in the notes to financial statements about specific types of expenses included in the expense captions presented on the face of the statement of operations. The requirements of the ASU are effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.
Note 3 – Segment Information
Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company's reportable segments are businesses units that offer different products and services and are as follows:

•Security Solutions. Security Solutions consists of our broad portfolio of software products, software development kits (SDKs), and Digipass authenticator devices that are used to build applications designed to defend against attacks on digital transactions across online environments, devices, and applications. The software products and SDKs included in the Security Solutions segment are on-premises and, to a lesser extent, cloud software products, and include multi-factor authentication and transaction signing solutions, such as mobile application security and mobile software tokens.

•Digital Agreements. Digital Agreements consists of solutions that enable our clients to secure and automate business processes associated with their digital agreement and customer transaction lifecycles that require consent, non-repudiation and compliance. These solutions, which are largely cloud-based, include OneSpan Sign e-signature, OneSpan Notary, and Identity Verification.

The CODM evaluates performance for both reportable segments based on segment revenue, gross margins and operating income (loss). When using these metrics, the CODM considers forecast-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses these metrics for evaluating pricing strategy to assess the performance of each segment by comparing the results of each segment with one another and in determining the compensation of certain employees.

Segment operating income (loss) consists of the revenues generated by a segment, less the direct costs of revenue, sales and marketing expenses, research and development expenses, general and administrative expenses, restructuring and other related charges, and amortization of intangible assets expense that are incurred directly by a segment. Sales and marketing and research and development expenses were determined to be significant segment expenses. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. The accounting policies of both reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

Prior to 2023, the Company allocated certain cost of goods sold and operating expenses to its two reportable operating segments using a direct cost allocation and an allocation based on revenue split between the segments. As a result of the ongoing strategic transformation, the Company refined its operating segment allocation methodology to better align internal and external costs more directly to where the employee efforts are being spent on each segment moving forward. The revised methodology was applied on a prospective basis beginning in 2023. As a result of this change, there was an increase in cost of goods sold and operating expenses being allocated to the Digital Agreements segment, which better aligned with the investments the Company is making in that segment.

The tables below set forth information about the Company’s operating segments for the years ended December 31, 2024, 2023, and 2022, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

		Year Ended December 31, 2024
(In thousands)	Security Solutions	Digital Agreements	Corporate and Other	Total
Revenue	$182,187	$60,992	$—	$243,179
Cost of goods sold	49,319	19,281	3	68,603
Gross profit (1)	132,868	41,711	(3)	174,576

Gross margin	73%	68%	*	72%

Sales and marketing	24,684	15,658	4,204	44,546
Research and development	16,132	16,117	174	32,423
Other segment items (2)(4)	1,990	4,321	46,491	52,802
Operating income (loss) (3)(5)	90,062	5,615	(50,872)	44,805

Interest income, net				1,807
Other income (expense), net				(125)
Income (loss) before income taxes				$46,487

		Year Ended December 31, 2023
(In thousands)	Security Solutions	Digital Agreements	Corporate and Other	Total
Revenue	$184,181	$50,925	$—	$235,106
Cost of goods sold	64,207	13,183	1	77,391
Gross profit	119,974	37,742	(1)	157,715

Gross margin	65%	74%	*	67%

Sales and marketing	35,356	31,566	3,313	70,235
Research and development	18,894	18,687	839	38,420
Other segment items (2)(4)	5,534	6,014	66,383	77,931
Operating (loss) income (3)(5)	60,190	(18,525)	(70,536)	(28,871)

Interest income, net				2,090
Other income (expense), net				(532)
Income (loss) before income taxes				$(27,313)

		Year Ended December 31, 2022
(In thousands)	Security Solutions	Digital Agreements	Corporate and Other	Total
Revenue	$170,605	$48,401	$—	$219,006
Cost of goods sold	59,523	10,913	—	70,436
Gross profit	111,082	37,488	—	148,570

Gross margin	65%	77%	*	68%

Sales and marketing	42,135	16,305	2,509	60,949
Research and development	26,128	11,720	3,887	41,735
Other segment items (2)(4)	10,768	4,115	58,118	73,001
Operating income (loss) (3)(5)	32,051	5,348	(64,514)	(27,115)

Interest income, net				595
Other income (expense), net				14,827
Income (loss) before income taxes				$(11,693)

* Percentage not meaningful
(1) Digital Agreements gross profit includes an intangible asset write-off of $0.8 million and an internal capitalized software write-off of $0.7 million for the year ended December 31, 2024 (see Note 8, Intangible Assets, net and Note 9, Property and Equipment, net).
(2) Security Solutions other segment items includes general and administrative expense, restructuring and other related charges, and amortization of intangibles for the years ended December 31, 2024, 2023, and 2022.
(3) Security Solutions operating income includes $0.9 million, $0, and $1.7 million of total amortization and depreciation expense for the years ended December 31, 2024, 2023, and 2022, respectively.
Security Solutions operating income includes $2.0 million, $5.5 million, and $9.0 million of restructuring and other related charges for the years ended December 31, 2024, 2023, and 2022, respectively.
(4) Digital Agreements other segment items includes general and administrative expense, restructuring and other related charges, and amortization of intangibles for the years ended December 31, 2024, 2023, and 2022.
(5) Digital Agreements operating income includes $6.2 million, $3.7 million, and $2.3 million of total amortization and depreciation for the years ended December 31, 2024, 2023, and 2022, respectively.
Digital Agreements operating income includes $1.7 million, $3.7 million, and $1.9 million of restructuring and other related charges for the years ended December 31, 2024, 2023, and 2022, respectively.
The following tables illustrate the disaggregation of revenues by category and services, including a reconciliation of the disaggregated revenues to revenues from the Company's two operating segments for the years ended December 31, 2024, 2023, and 2022.

		Years Ended December 31,
	2024		2023		2022
(In thousands)	Security Solutions	Digital Agreements	Security Solutions	Digital Agreements	Security Solutions	Digital Agreements
Subscription	$80,555	$58,848	$60,550	$45,886	$47,124	$42,029
Maintenance and support	38,342	1,736	42,240	4,143	42,894	5,451
Professional services and other (1)	4,439	408	5,425	896	7,087	921
Hardware products	58,851	—	75,966	—	73,500	—
Total Revenue	$182,187	$60,992	$184,181	$50,925	$170,605	$48,401
(1) Professional services and other includes perpetual software licenses revenue, which was immaterial for the year ended December 31, 2024 and approximately 1%, and 2% of total revenue for the years ended December 31, 2023 and 2022, respectively.
Asset information by segment is not reported to or reviewed by the CODM to allocate resources, and therefore, the Company has not disclosed asset information for the segments.
Note 4 – Revenue
Disaggregation of Revenues
The following tables present the Company's revenues disaggregated by major products and services, geographical region and timing of revenue recognition.

Revenue by major products and services

	Years Ended December 31,
(In thousands)	2024	2023	2022
Subscription	$139,403	$106,436	$89,153
Maintenance and support	40,078	46,383	48,345
Professional services and other (1)	4,847	6,321	8,008
Hardware products	58,851	75,966	73,500
Total Revenue	$243,179	$235,106	$219,006

(1) Professional services and other includes perpetual software licenses revenue, which was immaterial for the year ended December 31, 2024 and approximately 1%, and 2% of total revenue for the years ended December 31, 2023 and 2022, respectively.
Revenue by location of customer for the years ended December 31, 2024, 2023, and 2022

	Years Ended December 31,
(In thousands, except percentages)	2024	2023	2022
Revenue
EMEA	$108,555	$111,568	$100,298
Americas	86,803	80,057	77,740
APAC	47,821	43,481	40,968
Total revenue	$243,179	$235,106	$219,006

% of Total Revenue
EMEA	44%	47%	46%
Americas	36%	34%	35%
APAC	20%	19%	19%
Timing of revenue recognition

	Years Ended December 31,
(In thousands)	2024	2023	2022
Products and Licenses transferred at a point in time	$132,109	$130,848	$121,426
Services transferred over time	111,070	104,258	97,580
Total Revenue	$243,179	$235,106	$219,006
Contract balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers as of December 31, 2024 and 2023:

(In thousands)	December 31,
	2024	2023
Receivables, inclusive of trade and unbilled	$56,229	$64,387
Contract Assets (current and non-current)	$10,686	$5,322
Contract Liabilities (deferred revenue current and non-current)	$70,855	$73,483
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
Revenue recognized during the year ended December 31, 2024 included $66.1 million that was included on the December 31, 2023 consolidated balance sheet in contract liabilities. Deferred revenue increased in the same period due to timing of annual renewals.
Transaction price allocated to the remaining performance obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of the period. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2024:

(In thousands)	2025	2026	2027	Beyond 2027	Total
Future revenue related to current unsatisfied performance obligations	$60,203	$30,108	$10,102	$3,037	$103,450
The Company applies practical expedients and does not disclose information about remaining performance obligations (a) that have original expected durations of one year or less, or (b) where revenue is recognized as invoiced.
Costs of obtaining a contract
The Company incurs incremental costs related to commissions, which can be directly tied to obtaining a contract. The Company capitalizes commissions associated with certain new contracts and amortizes the costs over a period of up to seven years, which is the determined benefit period based on the estimated customer relationship period or customer benefit period. The Company determined the period of benefit by taking into consideration the customer contracts, its technology and other factors, including customer attrition. Commissions are earned upon invoicing to the customer. For contracts with multiple year payment terms, because the commissions that are payable after year 1 are payable based on continued employment, they are expensed when incurred. Commissions and amortization expense are included in “Sales and marketing” expense in the consolidated statements of operations.
Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period for the assets that the Company otherwise would have recognized is one year or less. These costs are included in the “Sales and marketing” caption in the consolidated statements of operations.
The following tables provide information related to the capitalized costs and amortization recognized in the current and prior period within "Other current assets" and "Other assets" on the consolidated balance sheets:

	December 31,
(In thousands)	2024	2023
Capitalized costs to obtain contracts, current	$4,478	$3,503
Capitalized costs to obtain contracts, non-current	$12,431	$10,766

(In thousands)	Years Ended December 31,
	2024	2023
Amortization of capitalized costs to obtain contracts	$4,007	$3,122

Note 5 – Inventories, net
Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the FIFO method.
Inventories, net, are comprised of the following as of December 31, 2024 and 2023:

	December 31,
(In thousands)	2024	2023
Component parts (1)	$4,385	$8,511
Work-in-process and finished goods	6,407	7,042
Total	$10,792	$15,553
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
ProvenDB is a developer of secure storage that leverages blockchain technology in order to prevent data tampering or alteration of documents. The technology acquired in the acquisition is expected to provide a foundational architecture for future blockchain-based digital solutions, including secure storage, and is allocated entirely to our Digital Agreements reportable operating segment.
During 2024, the Company made the decision to discontinue its investment supporting the previously acquired blockchain technology and related commercial efforts. As a result, the Company wrote-off the related acquired technology and previously capitalized software. See Note 9, Property and Equipment, net, Note 8, Intangible Assets, net, and Note 19, Restructuring and Other Related Charges for further information.
As of December 31, 2023, the Company determined the purchase price allocation of the fair value of the assets acquired and liabilities assumed which is shown in the table below.

(In thousands)	As of Date of Opening Balance Sheet
Net assets acquired:
Acquired technology	$1,447
Accrued wages and payroll taxes	(47)
Goodwill	600
Total net assets acquired	$2,000

Consideration	$2,000
The financial impact of this acquisition was not material to our consolidated financial statements, and therefore, we have not presented pro forma results of operations for the acquisition.

Note 7 – Goodwill
The following table presents the changes in goodwill for the years ended December 31, 2023 and 2024:

(In thousands)	Security Solutions	Digital Agreements	Total
Net balance at January 1, 2023	$70,782	$19,732	$90,514
Acquisition during the period (1)	—	600	600
Net foreign currency translation	2,009	561	2,570
Net balance at December 31, 2023	72,791	20,893	93,684
Net foreign currency translation	(1,031)	(288)	(1,319)
Net balance at December 31, 2024	$71,760	$20,605	$92,365
(1) Represents goodwill recorded in conjunction with the acquisition of substantially all the assets of the ProvenDB business of Southbank Software Pty Ltd. during the year ended December 31, 2023. See Note 6, Business Acquisitions, for additional information.
No impairment of goodwill was recorded during the years ended December 31, 2024, 2023, or 2022.
Note 8 – Intangible Assets, net
Intangible assets, net as of December 31, 2024 and 2023 consist of the following:

		December 31,
		2024		2023
(In thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	3 to 7	$41,658	$41,658	$43,869	$42,712
Customer relationships	5 to 12	34,653	28,091	34,773	25,960
Patents and trademarks	10 to 20	13,356	12,437	13,103	12,241
Total		$89,667	$82,186	$91,745	$80,913
Amortization expense was $2.6 million, $2.8 million, and $4.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. Amortization expense includes cost of sales amortization expense directly related to delivering cloud subscription revenue of $0.2 million, $0.4 million, and $0 for the years ended December 31, 2024, 2023, and 2022, respectively. Costs are recorded in "Services and other cost of goods sold" on the consolidated statements of operations.
Certain intangible assets are denominated in local currencies and are subject to currency fluctuations.
In connection with the continued execution of cost reductions, during the quarter ended June 30, 2024, the Company decided to stop any incremental development investments supporting its previously acquired blockchain technology and related commercial efforts (see Note 19, Restructuring and Other Related Charges). This asset contributed no revenue as it was still in its investment stage. As a result, the Company wrote-off $0.8 million associated with the remaining unamortized value of this intangible asset in "Services and other cost of goods sold" on the consolidated statement of operations for the year ended December 31, 2024.

During the year ended December 31, 2022, the Company performed an impairment review of the customer relationships intangible assets obtained in its 2018 acquisition of Dealflo Limited (“Dealflo”). The impairment review was triggered by the Company’s July 2022 notification to customers regarding its intent to gradually sunset its Dealflo solution in the months leading up to December 31, 2023. As a result, substantially all Dealflo solution customer contracts terminated on or before December 31, 2023. The results of the impairment review indicated that the carrying value of the Dealflo customer relationships exceeded the fair value, and the Company recorded a $3.8 million impairment charge on the entire remaining value of the asset during the year ended December 31, 2022. The charge is included in “Restructuring and other related charges” on the consolidated statements of operations and is included in "Operating income" of the Security Solutions reportable operating segment.
There were no additional write-offs or impairments of intangible assets recorded during the years ended December 31, 2024, 2023, and 2022.
The estimated future amortization expense of intangible assets as of December 31, 2024, is as follows:

2025	$2,333
2026	2,340
2027	2,122
2028	49
2029	40
Thereafter	214
Subject to amortization	7,098
Trademarks	383
Total intangible assets	$7,481
Note 9 – Property and Equipment, net
The following table presents the major classes of property and equipment, net, as of December 31, 2024 and 2023:

		December 31,
(In thousands)	Useful Life (in years)	2024	2023
Office equipment and software	3-5	$8,658	$8,574
Leasehold improvements	10	7,639	7,459
Furniture and fixtures	5	3,519	3,658
Capitalized software	3	19,298	12,560
Total		39,114	32,251
Accumulated depreciation		(18,148)	(13,529)
Property and equipment, net		$20,966	$18,722
Depreciation expense was $5.8 million, $3.7 million, and $2.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. Depreciation expense includes cost of sales depreciation expense directly related to delivering cloud subscription revenue of $3.1 million, $1.1 million, and $0 for the years ended December 31, 2024, 2023, and 2022, respectively. Costs are recorded in "Services and other cost of goods sold" on the consolidated statements of operations.
In connection with the continued execution of cost reductions, the Company decided to stop any incremental development investments supporting its previous acquired blockchain technology and related commercial efforts. As a result, the Company wrote-off the internal capitalized software used to build out connection points for its blockchain technology and its e-signature product (see Note 19, Restructuring and Other Related Charges). The total write-off amounted to $1.0 million within property and equipment, net, of which $0.7 million was recognized in "Services and other cost of goods sold" on the consolidated statement of operations for the year ended December 31, 2024. The remaining write-off amount of $0.3 million was recognized in "Restructuring and other related charges" on the consolidated statement of operations for the year ended December 31, 2024.
As part of the Company's decision to discontinue investment in its Digipass CX product (see Note 19, Restructuring and Other Related Charges), write-offs of $1.5 million for capitalized software were recorded in "Restructuring and other related charges" on the consolidated statement of operations for the year ended December 31, 2023.

In conjunction with the Company's Chicago office lease abandonment (see Note 19, Restructuring and Other Related Charges), write-offs of $0.6 million for leasehold improvements and $0.1 million for office equipment and software were recorded in "Restructuring and other related charges" on the consolidated statements of operations for the year ended December 31, 2023.
Due to the Company's former Brussels office lease termination (see Note 19, Restructuring and Other Related Charges), $0.6 million of leasehold improvements were written off and recorded in "Restructuring and other related charges" on the consolidated statements of operations for the year ended December 31, 2023.
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
The following tables summarize the Company’s financial assets by level in the fair value hierarchy, which are measured at fair value on a recurring basis, as of December 31, 2024 and 2023:

		Fair Value Measurement at Reporting Date Using
(In thousands)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Bills	$3,500	$3,500	$—	$—
Money Market Funds	$51,690	$51,690	$—	$—

		Fair Value Measurement at Reporting Date Using
(In thousands)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$8,496	$8,496	$—	$—
The Company classifies its investments in debt securities as available-for-sale. The Company reviews available-for-sale debt securities for impairments related to losses and other factors each quarter. The unrealized gains and losses on the available-for-sale debt securities were not material as of December 31, 2024 and 2023. The Company did not have any financial liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023.

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
Note 11 – Allowance for Credit Losses
The following table presents the changes in the allowance for credit losses during the years ended December 31, 2023 and 2024:

(In thousands)
Balance at January 1, 2023	$1,600
Provision	286
Write-offs	(350)
Balance at December 31, 2023	1,536
Provision	208
Write-offs	(144)
Balance at December 31, 2024	$1,600
Note 12 – Leases
The Company leases certain real estate and automobiles, which are classified as operating leases. The real estate leases have remaining lease terms of two to nine years. Automobile leases have a remaining lease term of one to five years.
Some of the Company's leases include options to renew, with renewal terms that can extend the lease from one to five years. The exercise of a lease renewal option typically occurs at the discretion of both parties. Certain leases include options to purchase the leased property at fair value. For purposes of calculating operating lease liabilities, lease terms are deemed not to include options to extend the lease termination until it is reasonably certain that the Company will exercise that option.
Operating lease cost details for the years ended December 31, 2024, 2023, and 2022 are as follows:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Building rent	$1,153	$1,638	$2,117
Automobile rentals	1,349	1,132	1,180
Total net operating lease costs	$2,502	$2,770	$3,297
Short-term lease costs and variable lease costs recognized during the years ended December 31, 2024, 2023, and 2022 are immaterial.

Supplemental consolidated balance sheet information related to operating leases as of December 31, 2024 and 2023 is as follows:

	December 31,
(In thousands)	2024	2023
Leases
Assets	$7,725	$6,171
Operating lease right-of-use assets	$7,725	$6,171

Liabilities
Current
Operating lease liabilities	$2,351	$2,027

Non-current
Operating lease liabilities	6,932	6,110
Accrued lease termination fees	—	714
Total lease liabilities	$9,283	$8,851
As of December 31, 2024 and 2023, the weighted average remaining lease term for operating leases is 5.2 years and 5.3 years, respectively, and the weighted-average discount rate for operating leases is 6% and 5% respectively.
Supplemental consolidated cash flow information related to leases is as follows:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Supplemental cash flow and other information related to leases:

Operating cash payments from operating leases	$2,455	$2,836	$3,346

ROU assets obtained in exchange for new operating lease liabilities	$3,462	$2,650	$1,172
In October 2023, the Company signed a lease agreement to lease new office space in Brussels. The lease agreement consisted of a nine year lease and commenced in the second quarter of 2024.
As part of its multiyear restructuring plan (see Note 19, Restructuring and Other Related Charges), the Company vacated its Chicago office space and abandoned the underlying leases during June 2023. The Company accrued a $1.4 million early lease termination fee, which is reflected in "Restructuring and other related charges" on the consolidated statements of operations for the year ended December 31, 2023. The underlying lease right-of-use asset and lease liability for the Chicago leased office space were written off, and a $0.3 million gain related to rent concessions and tenant improvement allowances was recorded in "Restructuring and other related charges" on the consolidated statements of operations for the year ended December 31, 2023. In August 2024, the Company finalized its early termination agreement with the landlord to terminate and release any further obligations for either party.
In September 2023, the Company vacated its former Brussels office and terminated the lease as of September 30, 2023. The Company accrued a $0.3 million early lease termination fee, which is reflected in "Restructuring and other related charges" on the consolidated statements of operations for the year ended December 31, 2023. The underlying lease right-of-use asset and lease liability for the Brussels leased office space were written off, and a $0.1 million loss related to rent concessions and tenant improvement allowances was recorded in "Restructuring and other related charges" on the consolidated statements of operations for the year ended December 31, 2023.

Maturities of the Company's operating leases as of December 31, 2024 are as follows:

(In thousands)
2025	$2,732
2026	2,201
2027	1,821
2028	1,719
2029	942
Thereafter	1,293
Less: imputed interest	(1,425)
Total lease liabilities	$9,283
Note 13 – Income Taxes
Income (loss) before income taxes was generated in the following jurisdictions:

	Years Ended December 31,
(In thousands)	2024	2023	2022
U.S.	$41,309	$(13,526)	$(9,569)
Non-U.S.	5,178	(13,787)	(2,124)
Total	$46,487	$(27,313)	$(11,693)
For the years ended December 31, 2024, domestic income excludes intercompany dividend income of $8.6 million. For the years ended December 31, 2023 and 2022, there was no intercompany dividend included in domestic income. The (benefit) provision for income taxes consists of the following:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Current:
Federal	$525	$2	$122
State	266	54	32
Foreign	4,906	2,473	1,665
Total current	5,697	2,529	1,819

Deferred:
Federal	(16,771)	361	(349)
State	(2,318)	(47)	35
Foreign	2,797	(357)	1,236
Total deferred	(16,292)	(43)	922
Total	$(10,595)	$2,486	$2,741

For 2024, 2023, and 2022, the Company's U.S. federal statutory rate was 21%.

The differences between the income tax (benefit) and provisions computed using the statutory federal income tax rate and the (benefit) provisions for income taxes reported in the consolidated statements of operations are as follows:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Expected tax at statutory rate	$9,762	$(5,736)	$(2,456)
Foreign taxes at other rates	(532)	(213)	3,373
Valuation allowance changes	(10,464)	8,513	4,370
Global intangible low-taxed income inclusion	5,571	—	—
State income taxes, net of federal benefit	(1,281)	(170)	(322)
Uncertain tax positions	—	—	(515)
Research credits	(956)	(633)	(2,568)
Worthless stock deduction	(12,632)	—	—
Disallowed expenses and other	(63)	725	859
Total	$(10,595)	$2,486	$2,741

The Company's release of the valuation allowance for the year ended December 31, 2024 was partly due to the IP transfer discussed below and the Company's reassessment of its deferred tax assets that are more likely than not to be realized. The Company determined that there is sufficient positive evidence, including recent cumulative pretax income, that the Company will generate significant income in the future. Based on the review of this evidence, the Company determined that it is more likely than not deferred tax assets are realizable and therefore released a portion of the valuation allowance during the year.
During 2024, the Company completed an intra-entity asset transfer of certain intellectual property (“IP Transfer”) to the U.S., which was classified as an arm’s length transaction at fair value pursuant to the asset transfer agreement. The fair value of the IP asset was a non-recurring fair value measurement. With the assistance of a third-party valuation specialist, the fair value of the IP was determined using the income method,which reflects the Company's assumptions regarding projected revenue, earnings before interest and taxes and a discount rate. The assumptions used in the estimation of the IP asset involved Level 3 inputs of the fair value hierarchy. The tax deduction amortization related to the IP asset will be recognized in future periods over the next fifteen years.
The transaction resulted in a step-up of tax-deductible basis driven by the fair value of the IP Transfer, and accordingly, created a temporary difference where the tax basis exceeded the financial statement basis of such intangible asset, which resulted in the recognition of a discrete tax benefit of $3.7 million. The tax-deductible amortization related to the transferred IP rights will be recognized in future periods. The deferred tax asset and the tax benefit were measured based on the enacted tax rates expected to apply in the years the asset is expected to be realized. The Company expects to realize the deferred tax asset resulting from the IP Transfer and will assess the realizability of the deferred tax asset quarterly.
The Company recorded an income tax benefit related to a worthless stock deduction for the Company’s investment in one of its wholly owned subsidiaries. The worthless stock deduction was $60.2 million, resulting in an estimated tax benefit of $12.6 million.
In addition, the Company received a favorable response in connection with its Mutual Agreement Procedure ("MAP") request related to a Belgium audit concluded in 2020. The Company recorded a net tax benefit of $1.2 million during the year ended December 31, 2024 in connection with the MAP request.
The Company's policy is to record interest and penalties on income taxes as income tax expense. It recorded a benefit of $0.2 million in 2024 and expense of less than $0.1 million in 2023 and 2022.

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2024 and 2023, are as follows:

	December 31,
(In thousands)	2024	2023
Deferred tax assets:
Stock and long-term compensation plans	$1,224	$1,515
Foreign NOL & other carryforwards	48,705	45,390
U.S. and state NOL carryforwards	8,128	7,866
Deferred revenue	219	650
Pension liability	436	531
Depreciation and amortization	—	1,626
Intangible assets	7,855	—
Lease liability	2,310	2,383
Capitalized research and development	1,054	446
Accrued expenses and other	1,036	948
Total gross deferred tax assets	70,967	61,355
Less: Valuation allowance	(37,246)	(47,844)
Net deferred income tax assets	$33,721	$13,511

Deferred tax liabilities:
Accruals	$—	$367
Tax on unremitted foreign earnings	3,516	1,164
Right of use asset	2,527	2,095
Intangible assets	—	2,217
Depreciation and amortization	2,378	—
Tax on credits	4,810	3,689
Contract acquisition costs	3,654	3,325
Deferred tax liabilities	$16,885	$12,857

Net deferred tax assets	$16,836	$654
Deferred tax assets and liabilities are netted by tax jurisdiction.
The valuation allowance against the net deferred tax assets as of December 31, 2024 and 2023 was $37.2 million and $47.8 million, respectively.
The Company recorded changes in valuation allowance of $(10.5) million and $8.5 million, during the years ended December 31, 2024 and 2023, respectively, against deferred tax assets that, based on the Company's assessment are considered not to be more likely than not to be realized. The decrease in the valuation allowance in 2024 reflects changes in management's assessment of the ability to use existing deferred tax assets, including NOLs, due to an increase in operating profit and IP Transfer.
The Company assesses the need for a valuation allowance on a regular basis, weighing all positive and negative evidence to determine whether a deferred tax asset will be fully or partially realized. In evaluating the realizability of deferred tax assets, significant pieces of negative evidence such as 3-year cumulative losses are considered. The Company also reviews reversal patterns of temporary differences to determine if the Company would have sufficient taxable income due to the reversal of temporary differences to support the realization of deferred tax assets. In 2022, the Company established a valuation allowance against certain deferred tax assets in jurisdictions that were not previously valued as the deferred tax assets were no longer more likely than not to be realized. In 2023, the Company continued to maintain a valuation allowance against certain deferred tax assets in jurisdictions where assets are not more likely than not to be realized. In 2024, the Company reversed the valuation allowance in certain jurisdictions based on an assessment of the ability to utilize the deferred tax assets. For all other remaining deferred tax assets, the Company believes it is still more likely than not that the results of future operations or tax planning strategies will generate sufficient taxable income to realize the deferred tax assets.
At December 31, 2024, the Company had foreign and state net operating loss (NOL) carryforwards and other foreign deductible carryforwards as shown in the following table:

(In thousands)	Carryforward	Expiration
NOL Carryforward
Canada	$52,645	2031-2044
United States	22,678	None
United Kingdom	10,433	None
Other foreign	5,147	None
Canada province	48,742	2031-2044
U.S. states	44,074	2025-2043
	$183,719
Other Carryforwards
United States credit	$1,166	2031-2034
Canada	50,099	None
Canada province	63,523	None
Capital loss	348	None
Canada credits	10,231	2033-2044
Canada province credits	4,936	2036-2044
	$130,303

	$314,022
ASC 740, Income Taxes sets a “more-likely-than-not” criterion for recognizing the tax benefit of uncertain tax positions. As of December 31, 2024, 2023, and 2022, the Company had reserves of $0.

	December 31,
(In thousands)	2024	2023	2022
Reserve at beginning of year	$—	$—	$512
Increases related to prior year tax positions	—	—	—
Decreases related to prior year tax positions	—	—	(512)
Settlement	—	—	—
Total	$—	$—	$—
The Company files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions, and is subject to examination of its income tax returns by the IRS and other tax authorities. The Company reduced an uncertain tax position in the U.S. upon filing of an accounting method change and receiving audit protection.
The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner not consistent with the Company's expectations, there could be a requirement to adjust the provision for income taxes in the period such resolution occurs. There are no unrecognized tax benefits as of December 31, 2024 that, if recognized, would affect the effective tax rate.

The Company's primary tax jurisdictions and the earliest tax year subject to audit are presented in the following table.

Australia	2016
Austria	2018
Belgium	2020
Canada	2020
Netherlands	2019
Singapore	2019
Switzerland	2023
United Kingdom	2022
United States	2017
Note 14 – Share Compensation Plans
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
As of December 31, 2024, the remaining number of shares allowed to be issued under the Plan was approximately 1.0 million shares of the Company’s common stock, representing 3% of the issued and outstanding shares of the Company as of such date.
The following table presents share-based compensation expense and other long-term incentive plan compensation expense for the years ended December 31, 2024, 2023, and 2022.

	Years Ended December 31,
(In thousands)	2024	2023	2022
Share-based compensation	$8,955	$14,252	$8,642
Other long-term incentive plan compensation (1)	217	310	171
Total compensation	$9,172	$14,562	$8,813
(1) Other long-term incentive compensation consists of cash incentive grants awarded to employees located in jurisdictions where the Company does not issue share-based compensation due to tax, regulatory or similar reasons.
Time-Based Restricted Stock Awards
Non-forfeited time-based restricted stock awards granted to certain executive officers and other employees under the VASCO Data Security International, Inc. 2009 Equity Plan became fully vested during the year ended December 31, 2022. Certain shares became subject to forfeiture when the service requirement was not met. No awards were outstanding as of December 31, 2022 and, therefore, there was no compensation expense, no tax benefit or any time-based restricted stock activity for the years ended December 31, 2024 and 2023. Compensation expense and related tax benefit were both less than $0.1 million for 2022.
There was no unamortized future compensation expense for time-based restricted stock awards at December 31, 2024.

Time-Based Restricted Stock Units
Under the OneSpan Inc. 2019 Omnibus Incentive Plan, the Company grants non-employee directors and certain eligible employees RSUs that settle in Company stock. RSUs granted to non-employee directors vest on the first anniversary date of the grant and have a deferred delivery feature whereby they are not delivered until resignation or upon a change in control of the Company. RSUs granted to employees vest over one to four years in equal annual or semi-annual installments in the initial year and thereafter in semi-annual installments. Shares are subject to forfeiture if the service period is not met. Compensation expense for time-based restricted stock unit awards was $6.9 million, $10.9 million, and $6.9 million for 2024, 2023, and 2022, respectively, and the related tax benefit was $1.3 million, $0.5 million, and $0.2 million, respectively. The following table summarizes the time-based restricted stock activity for the year ended December 31, 2024:

(Sharecounts in thousands)	Shares	Weighted- average remaining term (years)	Weighted- average grant date fair value
Unearned, January 1, 2024	1,813	1.85	$12.98
Shares vested	(634)		12.69
Shares awarded	433		12.90
Shares forfeited	(578)		14.14
Unearned, December 31, 2024	1,034	1.36	$12.47
The unamortized future compensation expense for time-based restricted stock awards was $8.6 million at December 31, 2024.
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
The restricted stock units subject to achievement of future performance criteria awarded during the year ended December 31, 2024 will be earned if the performance criteria are met at the end of the one-year performance period and then subsequent service period is also met.
Compensation expense related to performance-based restricted stock unit awards in 2024, 2023, and 2022 was $1.4 million, $2.8 million, and $1.6 million, respectively. Tax benefit related to the compensation expense was $0.2 million, less than $0.1 million, and less than $0.1 million for 2024, 2023, and 2022, respectively.
The following table summarizes activity related to unvested performance restricted stock shares during 2024:

(Sharecounts in thousands)	Total Unvested Shares	Weighted- average remaining term (years)	Weighted- average grant date fair value
Unearned, January 1, 2024	966	0.84	$13.99
Shares vested	(267)		12.12
Shares awarded	136		12.79
Shares forfeited	(678)		14.76
Unearned, December 31, 2024	157	1.11	$12.83
Unamortized future compensation expense for performance-based restricted stock was $1.4 million at December 31, 2024.

Market-Based Restricted Stock Units settled in stock
Market-based restricted stock units granted to executive officers were subject to achievement of up to four years of market-based performance criteria established by the Board of Directors. Shares are subject to forfeiture if the performance criteria and service period are not met. Compensation expense for market-based restricted stock unit awards in 2024, 2023, and 2022 was $0.7 million, $0.6 million, and $0.5 million, respectively, and the related tax benefit was $0.1 million, less than $0.1 million, and less than $0.1 million respectively.
The following table summarizes activity related to unvested market and service restricted stock units settled in stock:

(Sharecounts in thousands)	Shares	Weighted- average remaining term (years)	Weighted- average grant date fair value
Unearned, January 1, 2024	251	1.89	$11.58
Shares vested	(1)		38.58
Shares awarded	300		12.27
Shares forfeited	(87)		11.55
Unearned, December 31, 2024	463	2.54	$11.99
Unamortized future compensation expense for market-based restricted stock was $3.3 million at December 31, 2024.
Note 15 – Earnings per Common Share
Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive. Because the Company was in a net loss position for the years ended December 31, 2023 and 2022, diluted net loss per share for these periods exclude the effects of all common stock equivalents, which are anti-dilutive.
A reconciliation of the shares included in the basic and fully diluted earnings per share calculations is as follows:

	Years Ended December 31,
(In thousands, except per share data)	2024	2023	2022
Net income (loss)	$57,082	$(29,799)	$(14,434)
Weighted average common shares outstanding:
Basic	38,387	40,193	40,143
Incremental shares with dilutive effect:
Restricted stock awards	698	—	—
Diluted	39,085	40,193	40,143

Net income (loss) per share:
Basic	$1.49	$(0.74)	$(0.36)
Diluted	$1.46	$(0.74)	$(0.36)

Note 16 – Employee Benefit Plans
U.S. Plan
The Company maintains a defined contribution pension plan for U.S. employees established pursuant to Section 401(k) of the Internal Revenue Code. The plan allows voluntary employee contributions and discretionary employer contributions. For the years ended December 31, 2024, 2023, and 2022, the Company expensed contributions of $0.2 million, $0.6 million, and $0.5 million, respectively.
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
Components of net periodic pension cost included in earnings:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Service cost (gross)	$682	$879	$1,107
Interest cost	476	560	138
Expected return on plan assets	(336)	(358)	(288)
Amortization of unrecognized actuarial gain	(148)	(265)	(90)
Net periodic pension cost	$674	$816	$867
The net unfunded status of the Non-U.S. pension plans as of December 31, 2024 and 2023, is as follows:

	December 31,
(In thousands)	2024	2023
Fair value of plan assets	$14,500	$16,460
Projected benefit obligation	(16,333)	(19,014)
Net unfunded benefit obligation	$(1,833)	$(2,554)
Net unfunded benefit obligation is recorded as other long-term liabilities in the consolidated balance sheets.

The change in the fair value of plan assets is as follows:

	Years Ended December 31,
(In thousands)	2024	2023
Fair value of plan assets at January 1	$16,460	$15,415
Employee contributions	248	406
Actual return on plan assets	199	461
Benefits (paid), net of transfers	(2,063)	(1,487)
Employer contributions	676	864
Foreign exchange adjustment	(1,020)	801
Fair value of plan assets at December 31	$14,500	$16,460
The change in benefit obligations is as follows:

	Years Ended December 31,
(In thousands)	2024	2023
Benefit obligations at January 1	$19,014	$17,715
Gross service cost	682	879
Interest cost	476	560
Employee contributions	248	406
Actuarial (gains)/losses	(266)	313
Benefits (paid), net of transfers	(2,063)	(1,487)
Curtailments & settlements	(578)	(285)
Foreign exchange adjustment	(1,180)	913
Benefit obligations at December 31	$16,333	$19,014
The decrease in benefit obligations at December 31, 2024 compared to December 31, 2023 was primarily driven by benefits paid and the weakened Euro and Swiss Franc currencies. The increase in benefit obligations at December 31, 2023 compared to December 31, 2022 was primarily driven by actuarial gains and foreign exchange adjustments, the strengthened Euro and Swiss Franc currencies, offset by benefits paid.
The Company's investment policy meets the responsibility under local social legislation and aligns plan assets with liabilities, while minimizing risk. For the years ended December 31, 2024 and 2023, plan assets are invested in guaranteed investment contracts. Fair value of guaranteed investment contracts is surrender value. Fair value for the year ended December 31, 2024 was determined using Level 3 inputs as defined by ASC 820, Fair Value Measurements. Changes in plan assets are attributable to benefit payments and contributions as the Company has not actively traded assets during the years ended December 31, 2024 and 2023.
Other
The accumulated benefit obligation for the plans were $15.6 million and $17.8 million as of December 31, 2024 and 2023, respectively.
The Company expects to pay approximately $0.6 million of contributions over the next twelve months.
The amounts reclassified out of other comprehensive income during the years ended December 31, 2024, 2023, and 2022 were not material.
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
The following range of assumptions between all plans were utilized in the pension calculations:

	December 31,
	2024			2023
	(%)
Discount rates	0.95	-	3.40	1.40	-	4.10
Inflation	1.10	-	2.00	1.25	-	2.20
Expected return on plan assets	1.90	-	2.00	2.00	-	2.50
Rate of salary increases	2.10	-	3.00	2.25	-	3.20
Projected future pension benefits as of December 31, 2024 (in thousands):

(In thousands)
2025	$501
2026	$972
2027	$277
2028	$351
2029	$930
2030 - 2034	$5,422
Note 17 – Geographic, Customer and Supplier Information
The Company classifies sales by customers’ locations in three geographic regions: 1) EMEA, which includes Europe, the Middle East, and Africa; 2) the Americas, which includes sales in North, Central, and South America and Canada; and 3) Asia Pacific, which also includes Australia and New Zealand.

(In thousands)
	Europe, Middle East, Africa (EMEA)	Americas	Asia Pacific	Total
2024
Revenue	$108,555	$86,803	$47,821	$243,179
Long-lived assets	$7,479	$20,699	$512	$28,690

2023
Revenue	$111,568	$80,057	$43,481	$235,106
Long-lived assets	$5,783	$18,795	$315	$24,893

2022
Revenue	$100,298	$77,740	$40,968	$219,006
Long-lived assets	$4,856	$15,270	$577	$20,703
For the years 2024, 2023, and 2022, the top 10 customers contributed 20%, 22% and 23%, respectively, of total worldwide revenue. During 2024, all of the Company's hardware products are assembled by four independent factories in China and one independent factory in Romania.

Note 18 – Commitments and Contingencies
The Company leases office space and automobiles under operating lease agreements. See Note 12, Leases, for future minimum rental payments required under non-cancelable leases.
At December 31, 2024, the Company has purchase obligations of $5.0 million for other software agreements related to the administration of the Company's business which range from 1 to 3 years.
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

The Company accrues loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. As of December 31, 2024, the Company has recorded an accrual of $0.5 million for loss contingencies related to all probable losses where a reasonable estimate could be made.

The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible, but not probable. Although the Company intends to defend its legal matters vigorously, the ultimate outcome of these matters is uncertain. However, the Company does not expect the potential losses, if any, to have a material adverse impact on its operating results, cash flows, or financial condition. As of December 31, 2024, the Company does not have any reasonably possible losses for which an estimate can be made.
Note 19 – Restructuring and Other Related Charges

In December 2021, the Company's Board approved a restructuring plan (“Plan”) designed to advance the Company’s operating model, streamline its business, improve efficiency, and enhance its capital resources. As part of the first phase of the Plan, the Company reduced headcount by eliminating positions in certain areas of its organization. The first phase of the Plan began and was substantially completed during the quarter ended March 31, 2022. In May 2022, the Board approved additional actions related to the Plan through the year ending December 31, 2025. This second phase of the Plan consisted primarily of headcount-related reductions and was designed to achieve the same objectives as the first phase of the Plan.

On August 3, 2023, the Board approved further cost reduction actions (the "2023 Actions") to seek to drive higher levels of Adjusted EBITDA while maintaining the Company's long-term growth potential. The Company has incurred and expects to continue to incur restructuring charges in connection with the 2023 Actions, and anticipates that these charges will consist primarily of charges related to employee transition and severance payments, with a significantly smaller amount of charges relating to vendor contract termination and rationalization actions.

In connection with the Plan (including the 2023 Actions), the Company recorded a total of $6.0 million in restructuring charges during the year ended December 31, 2024, of which $1.6 million is recorded in "Services and other cost of goods sold" in the consolidated statements of operations for the year ended December 31, 2024 and $4.4 million is recorded in “Restructuring and other related charges” in the consolidated statement of operations for the years ended December 31, 2024. The Company recorded $17.3 million and $13.3 million for the years ended December 31, 2023 and 2022, respectively, in "Restructuring and other related charges" in the consolidated statements of operations.

The main categories of charges are in the following areas:

•Employee costs – include severance, related benefits, and retention pay costs incurred as a result of eliminating positions in certain areas of the Company. For the years ended December 31, 2024, 2023, and 2022, severance-related costs were $4.0 million, $11.7 million, and $9.5 million, respectively. In total, there were approximately 330 employees, across multiple functions, whose positions were made redundant. The $1.3 million current portion of the restructuring liability at December 31, 2024 is included in "Accrued wages and payroll taxes" in the consolidated balance sheet and is expected to be paid within the next 12 months.
•Real estate rationalization costs – includes costs to align the real estate footprint with the Company’s needs. During 2023, the Company vacated its Chicago and former Brussels office spaces, which resulted in the abandonment and termination of the underlying leases. In August 2024, the Company finalized its early termination agreement with the Chicago office landlord to terminate and release any further obligations for either party. As of December 31, 2024, the Company accrued contract termination fees of $0.5 million for the Chicago office, which are included in "Current lease liabilities" in the consolidated balance sheet and which was paid in January 2025. In conjunction with the abandonment of the Chicago and former Brussels office leases in 2023, the underlying right-of-use assets and lease liabilities were written off and a $0.3 million gain and $0.1 million loss, respectively, were recorded related to rent concessions and tenant improvement allowances for restructuring. The Company wrote off $0.7 million and $0.6 million of fixed assets in its Chicago and Brussels leased office space, respectively (See Note 9, Property and Equipment, net). During 2023, the Company terminated its Brussels warehouse lease, effective July 31, 2024, and incurred settlement costs associated with the lease termination.
•Product and services optimization costs – includes costs to discontinue products and services that are no longer advancing the Company's operating model. The Company made the decision to stop any incremental development investments supporting its previously acquired blockchain technology, and related commercial efforts. As a result, the Company wrote-off the related acquired technology and previously capitalized software. The Company recorded a $0.8 million write-off of intangible assets in "Services and other costs of goods sold" on the consolidated statements of operations for the year ended December 31, 2024 (see Note 8, Intangible Assets, net). For capitalized software, the Company recorded a write-off of $1.0 million of property and equipment, net, of which $0.7 million was recognized in "Services and other costs of goods sold" on the consolidated statements of operations for the year ended December 31, 2024 (see Note 9, Property and Equipment, net). The remaining write-off amount of $0.3 million was recognized in "Restructuring and other related charges" on the consolidated statements of operations for the year ended December 31, 2024. During 2023, the Company made the decision to discontinue investments in its Digipass CX product and incurred $1.5 million of write-offs for capitalized software. The charges are recorded in "Restructuring and other related charges" on the consolidated statement of operations for the year ended December 31, 2024 (see Note 9, Property and Equipment, net).
•Vendor rationalization costs – includes costs for contractually committed services the Company is no longer utilizing. For the years ended December 31, 2024 and 2023, these costs totaled $0.2 million and $1.2 million, and are included in "Restructuring and other related charges" on the consolidated statements of operations.
•Impairment of intangibles – include impaired Dealflo customer relationships where the carrying value exceeded the fair value for the year ended December 31, 2022. The Company recorded a $3.8 million impairment charge on the entire remaining value of the asset during the year ended December 31, 2022. The charge is included in “Restructuring and other related charges” on the consolidated statement of operations and is included in "Operating income" of the Security Solutions reportable operating segment (See Note 8, Intangible Assets, net).
The table below sets forth the changes in the carrying amount of the restructuring charge liability for the years ended December 31, 2023 and 2024.

(In thousands)	Employee Costs	Real Estate Rationalization	Total
Balance as of January 1, 2023	$3,596	$—	$3,596
Additions	11,703	1,885	13,588
Payments	(12,169)	—	(12,169)
Balance as of December 31, 2023	3,130	1,885	5,015
Additions	3,937	227	4,164
Payments	(5,810)	(1,587)	(7,397)
Balance as of December 31, 2024	$1,257	$525	$1,782

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized
February 27, 2025

OneSpan Inc.

/s/ Victor Limongelli
Victor Limongelli
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY
Each of the undersigned, in his or her capacity as an officer or director, or both, as the case may be, of OneSpan Inc. does hereby appoint Victor Limongelli and Jorge Martell, and each of them severally, his or her true and lawful attorneys or attorney to execute in his or her name, place and stead, in his or her capacity as director or officer, or both, as the case may be, this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and any and all amendments thereto and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission. Each of said attorneys shall have power to act hereunder with or without the other attorney and shall have full power and authority to do and perform in the name and on behalf of each of said directors or officers, or both, as the case may be, every act whatsoever requisite or necessary to be done in the premises, as fully and to all intents and purposes as to which each of said officers or directors, or both, as the case may be, might or could do in person, hereby ratifying and confirming all that said attorneys or attorney may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Victor Limongelli	President and Chief Executive Officer	February 27, 2025
Victor Limongelli	(Principal Executive Officer)

/s/ Jorge Martell	Chief Financial Officer	February 27, 2025
Jorge Martell	(Principal Financial and Accounting Officer)

/s/ Alfred Nietzel	Chairman	February 27, 2025
Alfred Nietzel

/s/ Marc D. Boroditsky	Director	February 27, 2025
Marc D. Boroditsky

/s/ Garry Capers	Director	February 27, 2025
Garry Capers

/s/ Sarika Garg	Director	February 27, 2025
Sarika Garg

/s/ Marianne Johnson	Director	February 27, 2025
Marianne Johnson

/s/ Michael McConnell	Director	February 27, 2025
Michael McConnell

/s/ Marc Zenner	Director	February 27, 2025
Marc Zenner