Form 10-Q
period 2025-03-31
OneSpan Inc.
filed 2025-05-01
CIK 1044777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 38,230,467 shares of Common Stock, $0.001 par value per share, outstanding at April 24, 2025.

OneSpan Inc.
Form 10-Q
For the Quarter Ended March 31, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
OneSpan Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$105,211	$83,160
Accounts receivable, net of allowances of $1,147 at March 31, 2025 and $1,600 at December 31, 2024	29,595	56,229
Inventories, net	11,028	10,792
Prepaid expenses	6,327	6,547
Contract assets	10,587	8,687
Other current assets	7,811	9,479
Total current assets	170,559	174,894
Property and equipment, net	21,105	20,966
Operating lease right-of-use assets	7,865	7,725
Goodwill	94,200	92,365
Intangible assets, net of accumulated amortization	6,923	7,481
Deferred income taxes	20,573	20,516
Other assets	12,585	14,787
Total assets	$333,810	$338,734
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,005	$13,310
Deferred revenue	51,850	67,465
Accrued wages and payroll taxes	9,540	13,793
Short-term income taxes payable	6,166	4,403
Dividend payable	193	4,765
Other accrued expenses	7,263	6,339
Deferred compensation	19	200
Total current liabilities	87,036	110,275
Long-term deferred revenue	2,933	3,390
Long-term lease liabilities	6,908	6,932
Deferred income taxes	3,771	3,680
Other long-term liabilities	2,043	1,927
Total liabilities	102,691	126,204
Commitments and contingencies
Stockholders' equity
Preferred stock: 500 shares authorized, none issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock: $0.001 par value per share, 75,000 shares authorized; 41,881 and 41,782 shares issued; 38,157 and 38,058 shares outstanding at March 31, 2025 and December 31, 2024, respectively	38	38
Additional paid-in capital	123,983	122,534
Treasury stock, at cost: 3,724 shares outstanding at March 31, 2025 and December 31, 2024	(47,380)	(47,380)
Retained earnings	165,746	151,256
Accumulated other comprehensive loss	(11,268)	(13,918)
Total stockholders' equity	231,119	212,530
Total liabilities and stockholders' equity	$333,810	$338,734
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue
Product and license	$37,240	$37,798
Services and other	26,126	27,045
Total revenue	63,366	64,843

Cost of goods sold
Product and license	8,718	9,706
Services and other	7,557	7,742
Total cost of goods sold	16,275	17,448

Gross profit	47,091	47,395

Operating costs
Sales and marketing	11,457	12,927
Research and development	7,928	8,259
General and administrative	9,547	10,007
Restructuring and other related charges	421	1,497
Amortization of intangible assets	556	595
Total operating costs	29,909	33,285

Operating income	17,182	14,110

Interest income, net	692	101
Other income (expense), net	(9)	291

Income before income taxes	17,865	14,502
Provision for income taxes	3,360	1,034

Net income	$14,505	$13,468

Net income per share
Basic	$0.38	$0.35
Diluted	$0.37	$0.35

Weighted average common shares outstanding
Basic	38,106	38,060
Diluted	39,027	38,463
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$14,505	$13,468
Other comprehensive income (loss)
Cumulative translation adjustment, net of tax	2,674	(1,655)
Pension adjustment, net of tax	(24)	(30)
Comprehensive income	$17,155	$11,783
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)
For the Three Months Ended March 31, 2025:

Description	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	38,058	$38	3,724	$(47,380)	$122,534	$151,256	$(13,918)	$212,530
Net income	—	—	—	—	—	14,505	—	14,505
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	2,674	2,674
Stock-based compensation	—	—	—	—	2,776	—	—	2,776
Vesting of restricted stock awards	179	—	—	—	—	—	—	—
Tax payments for stock issuances	(80)	—	—	—	(1,327)	—	—	(1,327)
Dividends declared ($0.12 per share)	—	—	—	—	—	(15)	—	(15)
Pension adjustment, net of tax	—	—	—	—	—	—	(24)	(24)
Balance at March 31, 2025	38,157	$38	3,724	$(47,380)	$123,983	$165,746	$(11,268)	$231,119

For the Three Months Ended March 31, 2024:

Description	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	37,519	$38	3,724	$(47,377)	$118,620	$98,939	$(11,079)	$159,141
Net income	—	—	—	—	—	13,468	—	13,468
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,655)	(1,655)
Stock-based compensation	—	—	—	—	1,540	—	—	1,540
Vesting of restricted stock awards	402	—	—	—	—	—	—	—
Tax payments for stock issuances	(153)	—	—	—	(1,595)	—	—	(1,595)
Pension adjustment, net of tax	—	—	—	—	—	—	(30)	(30)
Balance at March 31, 2024	37,768	$38	3,724	$(47,377)	$118,565	$112,407	$(12,764)	$170,869
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$14,505	$13,468
Adjustments to reconcile net income from operations to net cash used in operations:
Depreciation and amortization of intangible assets	2,129	2,082
Loss on disposal of asset	36	—
Deferred tax expense (benefit)	75	(80)
Stock-based compensation	2,776	1,540
Provision for (recovery of) credit losses	(453)	(63)
Changes in operating assets and liabilities:
Accounts receivable	27,756	31,468
Inventories, net	203	623
Contract assets	93	(376)
Accounts payable	(1,437)	(5,137)
Income taxes payable	1,757	1,915
Accrued expenses	(3,641)	(4,758)
Deferred compensation	(181)	(317)
Deferred revenue	(16,593)	(13,547)
Other assets and liabilities	2,341	142
Net cash provided by operating activities	29,366	26,960

Cash flows from investing activities:
Additions to property and equipment	(1,626)	(3,045)
Additions to intangible assets	(19)	(35)
Net cash used in investing activities	(1,645)	(3,080)

Cash flows from financing activities:
Dividends paid	(4,587)	—
Contingent payment related to acquisition	—	(200)
Tax payments for restricted stock issuances	(1,327)	(1,595)
Net cash used in financing activities	(5,914)	(1,795)

Effect of exchange rate changes on cash	244	(734)

Net increase in cash	22,051	21,351
Cash, cash equivalents, and restricted cash, beginning of period	83,331	43,530
Cash, cash equivalents, and restricted cash, end of period	$105,382	$64,881
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
Dividends
During the three months ended March 31, 2025, the Company paid its quarterly cash dividend declared on December 16, 2024, as part of a recurring quarterly dividend program. The initial quarterly cash dividend of $0.12 per share was paid to shareholders of record as of the close of business on January 31, 2025. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of OneSpan and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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

Foreign Currency Translation and Transactions
The financial position and results of operations of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other (expense) income, net. Foreign exchange transaction gains (losses) aggregated to $(0.2) million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.
Note 2 – Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025 that impact the Company’s condensed consolidated financial statements and related notes.
Restricted Cash
The Company is a party to lease agreements that require letters of credit to secure the obligations which totaled $0.2 million at both March 31, 2025 and December 31, 2024. The restricted cash related to the letters of credit will be held for a period greater than 12 months, and, therefore, is recorded as "Other assets" on the condensed consolidated balance sheets.
Other Accrued Expenses
Other accrued expenses consist of the following:

(In thousands)	March 31, 2025	December 31, 2024
Current operating lease liabilities	$1,997	$2,351
Accrued sales tax and VAT	460	1,127
Other accrued expenses	4,078	1,980
Accrued professional fees	728	881
Total	$7,263	$6,339
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
In November 2024, the FASB issued ASU 2024-03, Comprehensive Income (Topic 220) – Disaggregation of Income Statement Expenses, to improve financial reporting by requiring disclosures in the notes to financial statements about specific types of expenses included in the expense captions presented on the face of the statement of operations. The requirements of the ASU are effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements are able to be applied prospectively with the option for retrospective application. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

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
Segment operating income (loss) consists of the revenues generated by a segment, less the direct costs of revenue, sales and marketing, research and development expenses, general and administrative expenses, restructuring and other related charges, and amortization of intangible assets expense that are incurred directly by a segment. Sales and marketing and research and development expenses were determined to be significant segment expenses. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not directly attributable to a particular segment.
The tables below set forth information about the Company’s operating segments for the three months ended March 31, 2025 and 2024, along with the items necessary to reconcile the segment information to the totals reported in the accompanying condensed consolidated financial statements.

	Three Months Ended March 31, 2025
(In thousands, except percentages)	Security Solutions	Digital Agreements	Corporate and Other	Total
Revenue	$47,713	$15,653	$—	$63,366
Cost of goods sold	11,628	4,647	—	16,275
Gross profit	36,085	11,006	—	47,091

Gross margin	76%	70%	*	74%

Sales and marketing	6,872	3,402	1,183	11,457
Research and development	4,919	3,006	3	7,928
Other segment items (1)(3)	134	1,231	9,159	10,524
Operating income (loss) (2)(4)	24,160	3,367	(10,345)	17,182

Interest income, net				692
Other income (expense), net				(9)
Income before income taxes				$17,865

	Three Months Ended March 31, 2024
(In thousands, except percentages)	Security Solutions	Digital Agreements	Corporate and Other	Total
Revenue	$50,429	$14,414	$—	$64,843
Cost of goods sold	12,926	4,522	—	17,448
Gross profit	37,503	9,892	—	47,395

Gross margin	74%	69%	*	73%

Sales and marketing	6,544	5,230	1,153	12,927
Research and development	4,000	4,231	28	8,259
Other segment items (1)(3)	1,081	696	10,322	12,099
Operating income (loss) (2)(4)	25,878	(265)	(11,503)	14,110

Interest income, net				101
Other income (expense), net				291
Income before income taxes				$14,502
*Percentage not meaningful.
(1)     Security Solutions other segment items includes general and administrative expense and restructuring and other related charges for the three months ended March 31, 2025 and 2024.
(2)     Security Solutions operating income includes $0.2 million of total amortization and depreciation expense for both the three months ended March 31, 2025 and 2024.
Security Solutions operating income includes $0.2 million and $1.1 million of restructuring and other related charges for the three months ended March 31, 2025 and 2024, respectively.
(3)     Digital Agreements other segment items includes general and administrative expense, restructuring and other related charges, and amortization of intangibles for the three months ended March 31, 2025 and 2024.
(4) Digital Agreements operating income (loss) includes $1.7 million and $1.6 million of total amortization and depreciation expense for the three months ended March 31, 2025 and 2024, respectively.
Digital Agreements operating income (loss) includes $0.2 million and $0.1 million of restructuring and other related charges for the three months ended March 31, 2025 and 2024, respectively.
The following tables illustrate the disaggregation of revenues by category and services, including a reconciliation of the disaggregated revenues to revenues from the Company’s two reportable operating segments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
(In thousands)	Security Solutions	Digital Agreements	Security Solutions	Digital Agreements
Subscription	$28,072	$15,545	$26,182	$13,812
Maintenance and support	7,984	24	10,066	505
Professional services and other (1)	594	84	1,605	97
Hardware products	11,063	—	12,576	—
Total Revenue	$47,713	$15,653	$50,429	$14,414

(1) Professional services and other includes perpetual software licenses revenue, which was immaterial for the three months ended March 31, 2025 and approximately 1% of total revenue for the three months ended March 31, 2024.
Asset information by segment is not reported to or reviewed by the CODM to allocate resources, and therefore, the Company has not disclosed asset information for the segments.
Note 4 – Revenue from Contracts with Customers
The following tables present the Company’s revenues disaggregated by major products and services, geographical region and timing of revenue recognition.
Revenue by major products and services

	Three Months Ended March 31,
(In thousands)	2025	2024
Subscription	$43,617	$39,994
Maintenance and support	8,008	10,571
Professional services and other (1)	678	1,702
Hardware products	11,063	12,576
Total Revenue	$63,366	$64,843
(1) Professional services and other includes perpetual software licenses revenue, which was immaterial for the three months ended March 31, 2025 and approximately 1% of total revenue for the three months ended March 31, 2024.
Revenue by location of customer
We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes North, Central, and South America; and 3) Asia Pacific (APAC), which includes Australia, New Zealand, and India. The breakdown of revenue in each of our major geographic areas was as follows:

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024
Revenue
EMEA	$31,006	$31,842
Americas	21,095	21,344
APAC	11,265	11,657
Total revenue	$63,366	$64,843

% of Total Revenue
EMEA	49%	49%
Americas	33%	33%
APAC	18%	18%
Timing of revenue recognition

	Three Months Ended March 31,
(In thousands)	2025	2024
Products and licenses transferred at a point in time	$37,240	$37,798
Services transferred over time	26,126	27,045
Total Revenue	$63,366	$64,843

Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(In thousands)	2025	2024
Receivables, inclusive of trade and unbilled	$29,595	$56,229
Contract Assets (current and non-current)	$10,860	$10,686
Contract Liabilities (Deferred Revenue current and non-current)	$54,783	$70,855
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
Revenue recognized during the three months ended March 31, 2025 included $34.2 million that was included on the December 31, 2024 consolidated balance sheet in contract liabilities. Deferred revenue decreased in the same period due to timing of annual renewals.
Transaction price allocated to the remaining performance obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of the period. The following table includes expected revenue to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2025:

(In thousands)	2025	2026	2027	Beyond 2027	Total
Future revenue related to current unsatisfied performance obligations	$46,735	$34,754	$11,695	$3,243	$96,427
The Company applies practical expedients and does not disclose information about remaining performance obligations (a) that have original expected durations of one year or less, or (b) where revenue is recognized as invoiced.
Costs of obtaining a contract
The Company incurs incremental costs related to commissions, which can be directly tied to obtaining a contract. The Company capitalizes commissions associated with certain new contracts and amortizes the costs over a period of up to 7 years, which is the determined benefit period based on the estimated customer relationship period or customer benefit period. The Company determined the period of benefit by taking into consideration the customer contracts, its technology and other factors, including customer attrition. Commissions are earned upon invoicing to the customer. For contracts with multiple year payment terms, because the commissions that are payable after year 1 are payable based on continued employment, they are expensed when incurred. Commissions and amortization expense are included in “Sales and Marketing” expense in the condensed consolidated statements of operations.
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

The following tables provide information related to the capitalized costs and amortization recognized in the current and prior period within "Other current assets" and "Other assets" on the condensed consolidated balance sheets:

(In thousands)	March 31, 2025	December 31, 2024
Capitalized costs to obtain contracts, current	$4,541	$4,478
Capitalized costs to obtain contracts, non-current	$11,960	$12,431

	Three Months Ended March 31,
(In thousands)	2025	2024
Amortization of capitalized costs to obtain contracts	$1,167	$884
Note 5 – Inventories, net
Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method.
Inventories, net consist of the following:

(In thousands)	March 31, 2025	December 31, 2024
Component parts	$4,661	$4,385
Finished goods	6,367	6,407
Total	$11,028	$10,792
Note 6 – Goodwill
The following table presents the changes in goodwill during the three months ended March 31, 2025:

(In thousands)	Security Solutions	Digital Agreements	Total
Net balance at December 31, 2024	$71,760	$20,605	$92,365
Foreign currency exchange rate effect	1,435	400	1,835
Net balance at March 31, 2025	$73,195	$21,005	$94,200
No impairment of goodwill was recorded during the three months ended March 31, 2025 and 2024.
Note 7 – Intangible Assets, net
Intangible assets, net as of March 31, 2025 and December 31, 2024 consist of the following:

		As of March 31, 2025		As of December 31, 2024
(In thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	5 to 12	$34,897	$28,897	$34,653	$28,091
Patents, trademarks, and other	10 to 20	13,364	12,441	13,356	12,437
Total		$48,261	$41,338	$48,009	$40,528
Amortization expense was $0.6 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively. Amortization expense includes cost of sales amortization expense directly related to delivering cloud subscription revenue of $0 and $0.1 million for the three months ended March 31, 2025 and 2024, respectively, and are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.

Certain intangible assets are denominated in functional currencies besides the U.S. dollar and are subject to currency fluctuations.
There was no impairment of intangible assets recorded during the three months ended March 31, 2025 and 2024.
Note 8 – Property and Equipment, net
The following table presents the major classes of property and equipment, net, as of March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025	December 31, 2024
Office equipment and software	$8,904	$8,658
Leasehold improvements	7,768	7,639
Furniture and fixtures	3,600	3,519
Capitalized software	20,745	19,298
Total	41,017	39,114
Accumulated depreciation	(19,912)	(18,148)
Property and equipment, net	$21,105	$20,966
Depreciation expense was $1.6 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively. Depreciation expense includes cost of sales depreciation expense directly related to delivering cloud subscription revenue of $1.1 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively, and are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
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
The following tables summarize the Company’s financial assets by level in the fair value hierarchy, which are measured at fair value on a recurring basis, as of March 31, 2025 and December 31, 2024:

	Fair Value Measurement at Reporting Date Using
(In thousands)	March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Bills	$28,670	$28,670	$—	$—
Money Market Funds	$57,095	$57,095	$—	$—

	Fair Value Measurement at Reporting Date Using
(In thousands)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Bills	$3,500	3,500	$—	$—
Money Market Funds	$51,690	$51,690	$—	$—
The Company classifies its investments in debt securities as available-for-sale. The Company reviews available-for-sale debt securities for impairments related to losses and other factors each quarter. The unrealized gains and losses on the available-for-sale debt securities were not material as of March 31, 2025 and December 31, 2024. The Company did not have any financial liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.
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
The changes in the allowance for credit losses during the three months ended March 31, 2025 were as follows:

(In thousands)
Balance at December 31, 2024	$1,600
Provision for (recovery of) credit loss	(328)
Write-offs	(125)
Balance at March 31, 2025	$1,147
Note 11 – Leases
Operating lease cost details for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Building rent	$231	$312
Automobile rentals	264	347
Total net operating lease costs	$495	$659
At March 31, 2025, the Company’s weighted average remaining lease term for its operating leases is 5.0 years, and the weighted average discount rate for its operating leases is 6%.
During the three months ended March 31, 2025, there were $0.5 million of operating cash payments for lease liabilities and $0.3 million of right-of-use assets obtained in exchange for new lease liabilities.

Maturities of the Company’s operating leases as of March 31, 2025 are as follows:

(In thousands)	As of March 31, 2025
2025	$1,782
2026	2,339
2027	1,946
2028	1,840
2029	1,045
Later years	1,352
Less imputed interest	(1,399)
Total lease liabilities	$8,905
Note 12 – Income Taxes
The Company’s estimated annual effective tax rate for 2025, before discrete items is expected to be approximately 19%. The Company’s global effective tax rate is lower than the U.S. statutory tax rate of 21% primarily due to the impact of foreign operations, the release of valuation allowances for the current year earnings for companies with a valuation allowance, offset by nondeductible expenses. The ultimate tax expense will depend on the mix of earnings in various jurisdictions. Income taxes, net of refunds, of $1.7 million and $0.9 million were paid during the three months ended March 31, 2025 and 2024, respectively.
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
The Company awarded 0.3 million restricted stock units during the three months ended March 31, 2025, subject to time-based vesting. The fair value of the unissued time-based restricted stock unit grants was $4.8 million at the dates of grant and the grants are being amortized over the vesting periods of one to three years.
The Company awarded restricted stock units subject to the achievement of service and future performance criteria during the three months ended March 31, 2025, which allows for up to 0.3 million shares to be earned if the performance criteria are achieved at the target level. The fair value of these awards was $5.7 million as the dates of grant and the awards are being amortized over the requisite service period of one to three years. The Company currently believes that approximately 100% of these shares are expected to be earned.

The following table summarizes total compensation expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024
Stock-based compensation	$2,776	$1,540
Other long-term incentive plan compensation (1)	14	81
Total compensation	$2,790	$1,621
(1) Other long-term incentive compensation consists of immaterial expense for cash incentive awards granted to employees located in jurisdictions where we do not issue stock-based compensation due to tax, regulatory or similar reasons.
Note 14 – Earnings per Share
Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive.
The details of the earnings per share calculations for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2025	2024
Net income	$14,505	$13,468
Weighted average common shares outstanding:
Basic	38,106	38,060
Incremental shares with dilutive effect:
Restricted stock units	921	403
Diluted	39,027	38,463

Net income per share:
Basic	$0.38	$0.35
Diluted	$0.37	$0.35
Note 15 – Legal Proceedings and Contingencies
The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of business. The Company currently does not anticipate that these matters, if resolved against the Company, will have a material adverse impact on its financial results or financial condition.
The Company accrues loss contingencies when losses become probable and are reasonably estimable. As of March 31, 2025, the Company has recorded an accrual of $0.6 million for loss contingencies associated with employment-termination benefits and employee related taxes.
The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible, but not probable. Although the Company intends to defend its legal matters vigorously, the ultimate outcome of these matters is uncertain. However, the Company does not expect the potential losses, if any, to have a material adverse impact on its operating results, cash flows, or financial condition. As of March 31, 2025, the Company does not have any reasonably possible losses for which an estimate can be made.

Note 16 – Restructuring and Other Related Charges
In 2021 and 2022, the Company's Board of Directors approved cost reduction actions designed to streamline its business and improve efficiency. On August 3, 2023, the Board approved further cost reduction actions (the "2023 Actions") to seek to drive higher levels of Adjusted EBITDA while maintaining the Company's long-term growth potential. The Company has incurred and expects to continue to incur restructuring charges in connection with the 2023 Actions, and anticipates that these charges will consist primarily of charges related to employee transition and severance payments, with a significantly smaller amount of charges relating to vendor contract termination and rationalization actions.
In connection with the Plan (including the 2023 Actions), the Company recorded a total of $0.4 million and $1.6 million in restructuring charges for the three months ended March 31, 2025 and 2024, respectively. Approximately less than $0.1 million is recorded in "Services and other cost of goods sold" in the condensed consolidated statements of operations for both periods while the remaining amounts of $0.4 million and $1.5 million is recorded in “Restructuring and other related charges” in the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024.
The main categories of charges are in the following areas:
•Employee costs – include severance, related benefits and retention pay costs incurred as a result of eliminating positions in certain areas of the Company. For the three months ended March 31, 2025 and 2024 employee costs were $0.3 million and $1.4 million, respectively. In total, there were approximately 335 employees, across multiple functions, whose positions were made redundant. The $0.6 million current portion of the restructuring liability at March 31, 2025 is included in "Accrued wages and payroll taxes" in the consolidated balance sheet and is expected to be paid within the next 12 months.
•Real estate rationalization costs – includes costs to align the real estate footprint with the Company’s needs. During 2023, the Company vacated its Chicago and Brussels office spaces, which resulted in the abandonment and termination of the underlying leases. In August 2024, the Company finalized its early termination agreement with the Chicago office landlord to terminate and release any further obligations for either party. The remaining contract termination fees of $0.5 million were paid in January 2025 and no liability was outstanding as of March 31, 2025.
•Vendor rationalization costs – include costs for contractually committed services the Company is no longer utilizing. The Company recognized $0.1 million and $0 of vendor rationalization costs for the three months ended March 31, 2025 and 2024, respectively. These costs are included in "Restructuring and other related charges" on the condensed consolidated statements of operations.
The table below sets forth the changes in the carrying amount of the restructuring charge liability for the three months ended March 31, 2025.

(In thousands)	Employee Costs	Real Estate Rationalization	Total
Balance as of December 31, 2024	$1,257	$525	$1,782
Additions	316	—	316
Payments	(998)	(525)	(1,523)
Balance as of March 31, 2025	$575	$—	$575
Note 17 – Subsequent Events
On May 1, 2025, the Board of Directors declared a quarterly cash dividend of $0.12 per share as part of the Company's recurring quarterly dividend program initiated in December 2024. This dividend will be paid on June 6, 2025 to shareholders of record as of the close of business on May 16, 2025. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “OneSpan,” “Company,” “we,” “our,” and “us” refer to OneSpan Inc. and its subsidiaries.
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of OneSpan for the three-month periods ended March 31, 2025 and 2024 as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”).
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of applicable U.S. securities laws, including statements regarding our goal of driving profitable, efficient growth in both operating segments, with a particular emphasis on subscription revenue growth; our focus on high-margin software solutions and continued investment in hardware authentication solutions; revenue trends, including revenue expectations for our hardware business; estimates concerning the timing and amount of savings, improvements in Adjusted EBITDA, and/or restructuring charges that may result from our cost reduction and restructuring actions; our plans for managing our Security Solutions and Digital Agreements segments; expectations about trends in our cost of goods sold, gross margin, and sales and marketing, research and development, and general and administrative expenses; the impact of foreign currency rate fluctuations; expectations regarding sources and uses of cash; and our general expectations regarding our operational or financial performance in the future. Forward-looking statements may be identified by words such as "seek", "believe", "plan", "estimate", "anticipate", “expect", "intend", "continue", "outlook", "may", "will", "should", "could", or "might", and other similar expressions. These forward-looking statements involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could materially affect our business and financial results include, but are not limited to: our ability to attract new customers and retain and expand sales to existing customers; our ability to successfully develop and market new product offerings and product enhancements; changes in customer requirements; the potential effects of technological changes; the loss of one or more large customers; difficulties enhancing and maintaining our brand recognition; competition; lengthy sales cycles; unintended costs and consequences of our cost reduction and restructuring actions, including higher than anticipated restructuring charges, disruption to our operations, litigation or regulatory actions, or employee turnover; challenges retaining key employees and successfully hiring and training qualified new employees; security breaches or cyber-attacks; real or perceived malfunctions or errors in our products; interruptions or delays in the performance of our products and solutions; reliance on third parties for certain products and data center services; our ability to effectively manage third party partnerships, acquisitions, divestitures, alliances, or joint ventures; economic recession, inflation, tariffs or trade disputes, and political instability; claims that we have infringed the intellectual property rights of others; changing laws, government regulations or policies; pressures on price levels; component shortages; delays and disruption in global transportation and supply chains; impairment of goodwill or amortizable intangible assets causing a significant charge to earnings; actions of activist stockholders; and exposure to increased economic and operational uncertainties from operating a global business, as well as other factors described in the “Risk Factors” section of our most recent Annual Report on Form 10-K. Our filings with the Securities and Exchange Commission (the “SEC”) and other important information can be found in the Investor Relations section of our website at investors.onespan.com. We do not have any intent, and disclaim any obligation, to update the forward-looking information to reflect events that occur, circumstances that exist or changes in our expectations after the date of this Form 10-Q, except as required by law.

Our website address is included in this Quarterly Report on Form 10-Q as an inactive textual reference only.
Overview
OneSpan delivers cutting-edge solutions in two key areas: advanced secure authentication and digital agreements. Our secure authentication solutions protect devices, users, and applications with robust multi-factor and passwordless authentication and other fraud prevention technologies. Our digital agreements solutions combined identity verification, electric signatures, and digital workflows to streamline agreements, enhance compliance, and accelerate business processes. We empower organizations to automate and secure both customer-facing and revenue-generating processes, supporting a wide range of use cases—from simple transactions to complex workflows requiring elevated security. Trusted by global blue-chip enterprises, including more than 60% of the world’s 100 largest banks, OneSpan processes millions of digital agreements and billions of transactions in more than 100 countries annually.

We offer our products primarily through a subscription licensing model and provide multiple deployment options, including cloud-based and on-premises solutions. Our solutions are sold worldwide through our direct sales force, as well as through distributors, resellers, systems integrators, and original equipment manufacturers.
We report our financial results under the following two lines of business, which are our reportable segments: Security Solutions and Digital Agreements.
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

We seek to drive profitable, efficient growth in both operating segments, with a particular emphasis on subscription revenue growth. Both operating segments were profitable for the quarter ended March 31, 2025, and Security Solutions and Digital Agreements subscription revenue grew 7% and 13% as compared to the quarter ended March 31, 2024, respectively.
Restructuring Plan
In 2021 and 2022, our Board approved cost reduction actions designed to advance our operating model, streamline our business, improve efficiency, and enhance our capital resources.
On August 3, 2023, our Board of Directors approved further cost reduction actions (the "2023 Actions"). In connection with the 2023 Actions, we have incurred and expect to continue to incur restructuring charges, most of which relate to employee transition and severance payments and employee benefits, with a significantly smaller amount of charges related to vendor contract termination and rationalization actions. We currently expect that we will incur restructuring charges of approximately $0.1 million to $0.6 million related to the 2023 Actions in future periods, substantially all of which relate to employee transition and severance payments.
We plan to incrementally take actions under the restructuring plan until December 31, 2025, when the plan terminates. We completed substantially all of the workforce reductions planned as part of the 2023 Actions in 2023 and 2024. The vendor contract component of the 2023 Actions is planned for completion by the end of 2025.
As part of the restructuring plan (including the 2023 Actions), we reduced headcount by eliminating approximately 335 positions. We incurred severance and related benefits costs, recorded in “Restructuring and other related charges” in the consolidated statements of operations.
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
Historically, operating expenses have been impacted by changes in foreign exchange rates. We estimate the change in currency rates during the three months ended March 31, 2025 compared to the comparable prior year period resulted in a decrease in operating expenses of less than $0.3 million.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Long-term incentive plan compensation expense includes both stock-based incentives and an immaterial amount of cash-based incentives. During the three months ended March 31, 2025 and 2024, operating expenses included $2.8 million and $1.6 million, respectively, of expenses related to stock-based and long-term incentive plans as well as payroll taxes on employee stock-based awards.

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
Income Taxes
Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). The IP in our Security Solutions business is owned by a U.S. subsidiary. The e-signature IP in our Digital Agreements business is owned by a subsidiary in Canada. These subsidiaries have entered into agreements with most of the other OneSpan entities under which those other entities provide services to the IP owners on either a percentage of revenue or on a cost plus basis or both. Under this structure, the earnings of our service provider subsidiaries are relatively constant. These service provider companies tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings flow to the IP owners.
As the majority of our revenue is generated outside of the U.S., our consolidated effective tax rate is strongly influenced by our foreign operations, including the tax rates in the countries in which we operate and by cross border tax laws in the U.S. Changes in the effective rate related to foreign operations reflect changes in the geographic mix of earnings and the tax rates in each of the countries in which it is earned. The statutory tax rate for the primary foreign tax jurisdictions ranges from 17% to 30%.
Impact of Currency Fluctuations
During the three months ended March 31, 2025 and 2024, we generated approximately 84% and 84% of our revenues and incurred approximately 58% and 61% of our operating expenses, respectively, outside of the U.S. As a result, changes in currency exchange rates, especially the Euro exchange rate and the Canadian Dollar exchange rate, can have a significant impact on our revenue and operating expenses.

While the majority of our revenue is generated outside of the U.S., a significant amount of our revenue earned during the three months ended March 31, 2025 was denominated in U.S. Dollars. For the three months ended March 31, 2025, approximately 55% of our revenue was denominated in U.S. Dollars, 43% was denominated in Euros and 2% was denominated in other currencies. For the three months ended March 31, 2024, approximately 53% of our revenue was denominated in U.S. Dollars, 43% was denominated in Euros and 4% was denominated in other currencies.

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

The financial position and the results of operations of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland, Singapore and Canada, are measured using the local currency as the functional currency. The functional currency for our subsidiaries in Switzerland, Singapore and Canada is the U.S. Dollar. Accordingly, assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates generated a comprehensive gain of $2.7 million during the three months ended March 31, 2025. For the three months ended March 31, 2024, translation adjustments arising from differences in exchange rates generated a comprehensive loss of $1.7 million.

Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other (expense) income, net. Foreign exchange transaction gains (losses) aggregated $(0.2) million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.
Results of Operations
The following table sets forth, for information about the Company's two operating segments, for the periods indicated, and selected segment and condensed consolidated operating results. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment.

	Three Months Ended March 31, 2025
(In thousands, except percentages)	Security Solutions	Digital Agreements	Corporate and Other	Total
Revenue	$47,713	$15,653	$—	$63,366
Cost of goods sold	11,628	4,647	—	16,275
Gross profit	36,085	11,006	—	47,091

Gross margin	76%	70%	*	74%

Sales and marketing	6,872	3,402	1,183	11,457
Research and development	4,919	3,006	3	7,928
Other segment items (1)(3)	134	1,231	9,159	10,524
Operating income (loss) (2)(4)	24,160	3,367	(10,345)	17,182

Interest income, net				692
Other income (expense), net				(9)
Income before income taxes				$17,865

	Three Months Ended March 31, 2024
(In thousands, except percentages)	Security Solutions	Digital Agreements	Corporate and Other	Total
Revenue	$50,429	$14,414	$—	$64,843
Cost of goods sold	12,926	4,522	—	17,448
Gross profit	37,503	9,892	—	47,395

Gross margin	74%	69%	*	73%

Sales and marketing	6,544	5,230	1,153	12,927
Research and development	4,000	4,231	28	8,259
Other segment items (1)(3)	1,081	696	10,322	12,099
Operating income (loss) (2)(4)	25,878	(265)	(11,503)	14,110

Interest income, net				101
Other income (expense), net				291
Income before income taxes				$14,502
*Percentage not meaningful.
(1)     Security Solutions other segment items includes general and administrative expense and restructuring and other related charges for the three months ended March 31, 2025 and 2024.
(2)     Security Solutions operating income includes $0.2 million of total amortization and depreciation expense for the three months ended March 31, 2025 and 2024.
Security Solutions operating income includes $0.2 million and $1.1 million of restructuring and other related charges for the three months ended March 31, 2025 and 2024, respectively.
(3)     Digital Agreements other segment items includes general and administrative expense, restructuring and other related charges, and amortization of intangibles for the three months ended March 31, 2025 and 2024.
(4) Digital Agreements operating income (loss) includes $1.7 million and $1.6 million of total amortization and depreciation expense for the three months ended March 31, 2025 and 2024, respectively.
Digital Agreements operating income (loss) includes $0.2 million and $0.1 million of restructuring and other related charges for the three months ended March 31, 2025 and 2024, respectively.
Revenue
Revenue by products and services allocated to the segments for the three months ended March 31, 2025, and 2024 is as follows:

	Three Months Ended March 31,
	2025		2024
(In thousands)	Security Solutions	Digital Agreements	Security Solutions	Digital Agreements
Subscription	$28,072	$15,545	$26,182	$13,812
Maintenance and support	7,984	24	10,066	505
Professional services and other (1)	594	84	1,605	97
Hardware products	11,063	—	12,576	—
Total Revenue	$47,713	$15,653	$50,429	$14,414

(1) Professional services and other includes perpetual software licenses revenue, which was immaterial for the three months ended March 31, 2025 and approximately 1% of total revenue for the three months ended March 31, 2024.
Total revenue decreased by $1.5 million, or 2%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Changes in foreign exchange rates as compared to the same period in 2024 negatively impacted revenue by approximately $1.1 million.
Additional information on our revenue by segment follows.
•Security Solutions revenue decreased $2.7 million, or approximately 5%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease in Security Solutions revenue was primarily attributable to lower volumes of hardware devices sold, and lower perpetual-based maintenance and professional services revenues due to our transition to term licenses and cloud subscription license models. The decrease was partially offset by higher on-premises and cloud subscription revenue from existing customer expansions. Changes in foreign exchange rates for the three months ended March 31, 2025 compared to the same period in 2024 negatively impacted Security Solutions revenue by $1.1 million.
•Digital Agreements revenue increased $1.2 million, or 9%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in Digital Agreements revenue was primarily attributable to higher cloud subscription revenue from existing customer expansions and, to a lesser extent, new logos, partially offset by lower term-based maintenance revenue due to our transition to cloud subscription licenses. Changes in foreign exchange rates compared to the same period in 2024 negatively impacted Digital Agreements revenue by less than $0.1 million for the three months ended March 31, 2025.
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
Revenue by Geographic Regions: We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes sales in North, Central, and South America; and 3) Asia Pacific (APAC), which also includes Australia, New Zealand, and India. The breakdown of revenue in each of our major geographic areas was as follows:

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024
Revenue
EMEA	$31,006	$31,842
Americas	21,095	21,344
APAC	11,265	11,657
Total revenue	$63,366	$64,843

% of Total Revenue
EMEA	49%	49%
Americas	33%	33%
APAC	18%	18%
For the three months ended March 31, 2025, revenue generated in EMEA was $0.8 million, or 3%, lower than the same period in 2024, primarily due to a decrease in hardware revenue due to lower volumes sold.
For the three months ended March 31, 2025, revenue generated in the Americas was $0.2 million, or 1%, lower than the three months ended March 31, 2024.
For the three months ended March 31, 2025, revenue generated in APAC was $0.4 million, or 3%, lower than the three months ended March 31, 2024, largely due to a decrease in hardware revenue due to lower volumes sold.

Cost of Goods Sold and Gross Margin
The following table presents cost of goods sold for our products and services for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024
Cost of goods sold
Product and license	$8,718	$9,706
Services and other	7,557	7,742
Total cost of goods sold	$16,275	$17,448

Gross profit	$47,091	$47,395

Gross margin
Product and license	77%	74%
Services and other	71%	71%
Total gross margin	74%	73%
The cost of product and license revenue decreased by $1.0 million, or 10%, during the three months ended March 31, 2025, respectively, compared to the three months ended March 31, 2024. The decrease in cost of product and license revenue for the three months ended March 31, 2025 was driven primarily by lower hardware revenue, partially offset by higher third-party license costs.
The cost of services and other revenue decreased by $0.2 million, or 2%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Gross profit decreased slightly by $0.3 million, or 1%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Gross margin was 74% for the three months ended March 31, 2025, compared to 73% for the three months ended March 31, 2024. The increase in gross margin was primarily driven by favorable product mix and improved operational efficiencies in both business units.
The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies, including the Euro. The impact of changes in currency rates are estimated to have had an favorable impact on overall cost of goods sold of $0.2 million for three months ended March 31, 2025. Had currency rates during the three months ended March 31, 2025 been equal to rates in the comparable period of 2024, the gross margin would have been less than 1 percentage point lower, driven by the favorable currency rate impact to revenue.
Additional information on our gross profit by segment follows.
•Security Solutions gross profit decreased $1.4 million, or 4%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Security Solutions gross margin for the three months ended March 31, 2025 was 76%, compared to 74% for the three months ended March 31, 2024. The increase in gross margin was primarily due to a higher software to hardware revenue mix, which has a direct correlation to gross profit.
•Digital Agreements gross profit increased $1.1 million, or 11%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Digital Agreements gross margin for the three months ended March 31, 2025 was 70%, compared to 69% for the three months ended March 31, 2024. The increase in gross profit and gross margin was driven by higher cloud subscription revenue, partially offset by lower term-based maintenance revenue.

Operating Expenses
Operating expenses decreased by $3.4 million, or 10%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. For the three months ended March 31, 2025, changes in foreign exchange rates favorably impacted operating expenses by less than $0.3 million as compared to the same period in 2024.
The following table presents the breakout of operating expenses by category as of March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024
Operating costs
Sales and marketing	$11,457	$12,927
Research and development	7,928	8,259
General and administrative	9,547	10,007
Restructuring and other related charges	421	1,497
Amortization of intangible assets	556	595
Total operating costs	$29,909	$33,285
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended March 31, 2025 decreased by $1.5 million, or 11%, compared to the three months ended March 31, 2024. The decreases were driven primarily by lower employee compensation costs which included decreases in commissions, salaries, and benefits as a result of headcount reductions, along with decreased consulting and marketing costs related to our strategic plan, and lower travel and entertainment expenses.
Average full-time sales, marketing, support, and operating employee headcount for the three months ended March 31, 2025 was 158 compared to 183 for the three months ended March 31, 2024. Average headcount was 14% lower for the three months ended March 31, 2025 compared to the same period in 2024.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2025 decreased by $0.3 million, or 4%, compared to the three months ended March 31, 2024. The decrease in expense was driven primarily by lower compensation costs as a result of lower headcount and lower consulting expenses related to our strategic transformation plan.
Average full-time research and development employee headcount for the three months ended March 31, 2025 was 222 compared to 250 for the three months ended March 31, 2024. Average headcount was 11% lower for the three months ended March 31, 2025, compared to the same period in 2024.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2025 decreased by $0.5 million, or 5%, compared to the three months ended March 31, 2024. The decrease in expense for three months ended March 31, 2025 as compared to the prior year period was largely driven by lower employee compensation costs, which included a decrease in salaries, payroll taxes, and related benefits as a result of lower headcount as well as lower bonus accruals. This decrease was partially offset by increased stock-based compensation expense and higher consulting costs in 2025 compared to prior year.
Average full-time general and administrative employee headcount for the three months ended March 31, 2025 was 85 compared to 111 for the three months ended March 31, 2024. Average headcount was 23% lower for the three months ended March 31, 2025, compared to the same period in 2024.

Restructuring and Other Related Charges
Restructuring and other related charges for the three months ended March 31, 2025 decreased by $1.1 million, or 72%, compared to the three months ended March 31, 2024, driven by minimal headcount reduction and vendor rationalization costs in 2025 compared to severance costs of $1.4 million incurred in 2024.
Amortization of Intangible Assets
Amortization of intangible assets expense for the three months ended March 31, 2025 decreased by less than $0.1 million, or 7%, compared to the three months ended March 31, 2024.
Segment Operating Income (Loss)
Information on our operating income (loss) by segment follows.
•Security Solutions operating income for the three months ended March 31, 2025 was $24.2 million, which was a year-over-year decrease of $1.7 million, or 7%, from the three months ended March 31, 2024. The decrease was largely due to lower overall revenue and higher sales and marketing expenses, research and development expenses, and restructuring expenses.
•Digital Agreements operating income for the three months ended March 31, 2025 was $3.4 million, compared to an operating loss of $0.3 million, for the three months ended March 31, 2024. The improvement in operating income for the three months ended March 31, 2025 was driven by higher overall revenue and gross profit and lower sales and marketing and research and development expenses, including lower employee compensation costs, marketing expenses, and travel and entertainment costs, partially offset by increased general and administrative expenses.
Interest income, net

	Three Months Ended March 31,
(In thousands)	2025	2024
Interest income, net	$692	$101
Interest income, net, was $0.7 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. The increase in interest income was due to higher average excess cash invested in the period compared to last year.
Other Income (Expense), net

	Three Months Ended March 31,
(In thousands)	2025	2024
Other income (expense), net	$(9)	$291
Other income (expense), net, primarily includes subsidies received from foreign governments in support of our research and development in those countries, exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, and other miscellaneous non-operational, non-recurring expenses.
Other income (expense), net, for the three months ended March 31, 2025 and 2024 was less than $(0.1) million and $0.3 million, respectively.
Provision for Income Taxes

	Three Months Ended March 31,
(In thousands)	2025	2024
Provision for income taxes	$3,360	$1,034

We recorded income tax expense of $3.4 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively. Higher income tax expense for the three months ended March 31, 2025 was primarily attributable to an increase in income before taxes and a $1.1 million tax benefit recorded during the three months ended March 31, 2024 in connection with a Mutual Agreement Procedure request. In addition, the prior year tax reflected valuation allowance releases for entities with income and a valuation allowance.
Liquidity and Capital Resources
At March 31, 2025, we had cash and cash equivalent balances of $105.2 million. Our cash and cash equivalents balance includes money market funds and U.S. treasury bills with maturities at acquisition of less than three months.
At December 31, 2024, we had cash and cash equivalent balances of $83.2 million.
We are party to lease agreements that require letters of credit to secure the obligations which totaled $0.2 million at both March 31, 2025 and December 31, 2024. The restricted cash related to the letters of credit will be held for a period greater than 12 months, and therefore, is recorded as "Restricted cash" and a long-term asset on the condensed consolidated balance sheets.
As of March 31, 2025, we held $42.8 million of cash and cash equivalents in subsidiaries outside of the United States. Of that amount, $41.9 million is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.
We believe that our financial resources are adequate to meet our operating needs over the next twelve months.
Our cash flows are as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Cash provided by (used in):
Operating activities	$29,366	$26,960
Investing activities	(1,645)	(3,080)
Financing activities	(5,914)	(1,795)
Effect of foreign exchange rate changes on cash and cash equivalents	244	(734)
Operating Activities
Cash used in operating activities primarily consists of net income, as adjusted for non-cash items, and changes in operating assets and liabilities. Non-cash adjustments consist primarily of allowance for credit losses, amortization of intangible assets, deferred taxes, depreciation of property and equipment, and stock-based compensation. We expect cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. Our primary uses of cash from operating activities have been for personnel and vendor costs. We expect cash outflows from operating activities to be affected by changes in personnel costs and the timing of payment of expenditures.
For the three months ended March 31, 2025, $29.4 million of cash was provided by operating activities. This was driven by a net income for the period and a decrease in our accounts receivable balance, partially offset by a decrease in deferred revenue. For the three months ended March 31, 2024, $27.0 million of cash was provided by operating activities.
Our working capital at March 31, 2025 was $83.5 million compared to $64.6 million at December 31, 2024. The increase was driven by lower deferred revenue, accrued wages and payroll taxes, and other accrued expenses and increased cash and cash equivalents, partially offset by lower accounts receivable.

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
For the three months ended March 31, 2025, net cash used in investing activities was $1.6 million, compared to net cash used in investing activities of $3.1 million for the three months ended March 31, 2024. Cash used in investing activities primarily consisted of additions to property and equipment.
Financing Activities
The changes in cash flows from financing activities primarily relate to a dividend, the purchases of common stock under our share repurchase program and tax payments for restricted stock issuances.
Cash of $5.9 million used in financing activities during the three months ended March 31, 2025 was attributable to dividends paid and tax payments for stock issuances. Cash of $1.8 million used in financing activities during the three months ended March 31, 2024 was attributable to tax payments for stock issuances and cash paid for the holdback component of a prior year acquisition.
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

At March 31, 2025, we reported ARR of $168.4 million, which was 9% higher than ARR of $154.6 million at March 31, 2024. Changes in foreign exchange rates during the three months ended March 31, 2025 as compared to the prior year negatively impacted ARR by approximately $0.7 million. ARR growth was primarily driven by an increase in subscription contracts and new logos.
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
We reported NRR of 107% at both March 31, 2025 and 2024. Year-over-year, NRR was primarily impacted by the same factors that affected ARR, as discussed above.
Adjusted EBITDA
We define Adjusted EBITDA as net income before interest, taxes, depreciation, amortization, long-term incentive compensation and related payroll tax expense, restructuring and other related charges, and certain non-recurring items, including acquisition related costs, rebranding costs, and non-routine shareholder matters. Adjusted EBITDA is a non-GAAP financial metric. We use Adjusted EBITDA as a simplified measure of performance for use in communicating our performance to investors and analysts and for comparisons to other companies within our industry. As a performance measure, we believe that Adjusted EBITDA presents a view of our operating results that is most closely related to serving our customers. By excluding interest, taxes, depreciation, amortization, long-term incentive compensation and related payroll tax expense, restructuring costs, and certain other non-recurring items, we are able to evaluate performance without considering decisions that, in most cases, are not directly related to meeting our customers’ requirements and were either made in prior periods (e.g., depreciation, amortization, long-term incentive compensation and related payroll tax expense, non-routine shareholder matters), deal with the structure or financing of the business (e.g., interest, one-time strategic action costs, restructuring costs, impairment charges) or reflect the application of regulations that are outside of the control of our management team (e.g., taxes). In addition, removing the impact of these items helps us compare our core business performance with that of our competitors.

The following table reconciles net income as reported on our condensed consolidated statements of operations to Adjusted EBITDA:

	Three Months Ended March 31,
(In thousands)	2025	2024
Net income	$14,505	$13,468
Interest income, net	(692)	(101)
Provision for income taxes	3,360	1,034
Depreciation and amortization of intangible assets (1)	2,129	2,082
Long-term incentive compensation and related payroll tax expense (2)	3,248	2,046
Restructuring and other related charges (3)	446	1,516
Other non-recurring items (4)	39	171
Adjusted EBITDA	$23,035	$20,216
(1) Includes cost of sales depreciation and amortization expense directly related to delivering cloud subscription revenue of $1.1 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively, and are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
(2) Long-term incentive compensation and related payroll tax expense includes stock-based compensation and related payroll tax expense, and cash incentive grants awarded to employees located in jurisdictions where we do not issue stock-based compensation due to tax, regulatory or similar reasons. The immaterial expense associated with these cash incentive grants was less than $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.
Starting January 1, 2025, employer payroll taxes related to employee stock-based award transactions are included in long-term incentive compensation and related payroll tax expense. Prior period amounts have been adjusted to reflect these changes. We are excluding these payroll taxes from Adjusted EBITDA results since they are tied to the timing and size of the vesting of the underlying stock-based awards and the price of our common stock at the time of vesting, which may vary from period to period independent of our operating performance. Employer payroll taxes related to employee stock-based award transactions amounted to $0.5 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.
(3) Includes restructuring and other related charges of less than $0.1 million for both the three months ended March 31, 2025 and 2024. These charges are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
(4) For the three months ended March 31, 2025 and 2024, other non-recurring items consist of less than $0.1 million and $0.2 million, respectively, of fees related to non-recurring projects.

Adjusted EBITDA for the three months ended March 31, 2025 was $23.0 million compared to $20.2 million for the three months ended March 31, 2024. The increase was driven largely by lower operating expenses as described elsewhere in this Item 2. Year-over-year changes in foreign exchange rates unfavorably impacted Adjusted EBITDA by approximately $0.3 million for the three months ended March 31, 2025.
Critical Accounting Policies
Our accounting policies are fully described in Note 1, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2024 and Note 2, Summary of Significant Accounting Policies, of our interim Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025.
Item 3 - Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the three months ended March 31, 2025. For additional information, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our Form 10-K.

Item 4 - Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2025.
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
Item 1A – Risk Factors
Except as set forth below, there have been no material changes in or additions to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.
Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, could have a material adverse impact on our business.

Our Digipass authentication devices are assembled by third-party manufacturers located in China and Romania, using components from suppliers in a wide range of geographic locations, including China. The U.S. presidential administration recently imposed new or additional tariffs on foreign goods, including very high tariffs on certain Chinese imports. Although sales to U.S. customers account for a small portion of our Digipass sales, these tariffs could negatively impact our financial results. In some cases, we may not be able to pass the cost of the tariffs to our customers, which would negatively affect our profit margin. Even if we can pass on these costs, the tariffs and the economic uncertainty they cause may discourage customers from placing Digipass orders or lead them to decrease or delay such orders. Additional expansion of or increases to tariffs would exacerbate these impacts. Although we are planning measures to mitigate the potential impact of the China tariffs on our business, including moving more of our Digipass production to Romania, these measures are unlikely to fully offset the impact, particularly in the near term.

In addition, in response to tariffs, other countries have implemented, or may implement in the future, retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, which could in turn have a material adverse impact on our business and financial condition.

Item 2 – Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company of its shares of common stock during the first quarter of 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2025 through January 31, 2025	—	$—	—	$—
February 1, 2025 through February 28, 2025	—	$—	—	$—
March 1, 2025 through March 31, 2025	—	$—	—	$—
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

Item 6 - Exhibits

Exhibit 10.1 2025 Management Incentive Plan of the Registrant*

Exhibit 10.2 Form of 2025 Time-Based RSU Agreement (Executive) under the Registrant’s 2019 Omnibus Incentive Plan*

Exhibit 10.3 Form of 2025 Performance-Based RSU Agreement under the Registrant’s 2019 Omnibus Incentive Plan*

Exhibit 10.4 Form of 2025 Time-Based RSU Agreement (General) under the Registrant’s 2019 Omnibus Incentive Plan*

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 1, 2025.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 1, 2025.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 1, 2025.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 1, 2025

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

Exhibit 101.CAL – Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB – Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE – Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF – Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104 – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*Compensatory plan or management contract.____________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2025.

OneSpan Inc.

/s/ Victor Limongelli
Victor Limongelli
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jorge Martell
Jorge Martell
Chief Financial Officer
(Principal Financial and Accounting Officer)