Form 10-Q
period 2025-06-30
OneSpan Inc.
filed 2025-08-05
CIK 1044777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 38,324,622 shares of Common Stock, $0.001 par value per share, outstanding at July 29, 2025.

OneSpan Inc.
Form 10-Q
For the Quarter Ended June 30, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
OneSpan Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$92,886	$83,160
Accounts receivable, net of allowances of $1,316 at June 30, 2025 and $1,600 at December 31, 2024	35,064	56,229
Inventories, net	11,447	10,792
Prepaid expenses	6,998	6,547
Contract assets	14,365	8,687
Other current assets	8,723	9,479
Total current assets	169,483	174,894
Property and equipment, net	21,371	20,966
Operating lease right-of-use assets	8,209	7,725
Goodwill	103,262	92,365
Intangible assets, net of accumulated amortization	10,675	7,481
Deferred income taxes	28,983	20,516
Other assets	15,116	14,787
Total assets	$357,099	$338,734
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$15,643	$13,310
Deferred revenue	54,460	67,465
Accrued wages and payroll taxes	9,914	13,793
Short-term income taxes payable	5,692	4,403
Dividend payable	431	4,765
Other accrued expenses	9,417	6,339
Deferred compensation	18	200
Total current liabilities	95,575	110,275
Long-term deferred revenue	2,935	3,390
Long-term lease liabilities	7,030	6,932
Deferred income taxes	4,148	3,680
Other long-term liabilities	4,904	1,927
Total liabilities	114,592	126,204
Commitments and contingencies
Stockholders' equity
Preferred stock: 500 shares authorized, none issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock: $0.001 par value per share, 75,000 shares authorized; 41,975 and 41,782 shares issued; 38,251 and 38,058 shares outstanding at June 30, 2025 and December 31, 2024, respectively	38	38
Additional paid-in capital	126,356	122,534
Treasury stock, at cost: 3,724 shares outstanding at June 30, 2025 and December 31, 2024	(47,380)	(47,380)
Retained earnings	169,238	151,256
Accumulated other comprehensive loss	(5,745)	(13,918)
Total stockholders' equity	242,507	212,530
Total liabilities and stockholders' equity	$357,099	$338,734
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Product and license	$32,237	$32,438	$69,477	$70,236
Services and other	27,606	28,486	53,732	55,531
Total revenue	59,843	60,924	123,209	125,767

Cost of goods sold
Product and license	8,296	11,247	17,014	20,953
Services and other	7,580	9,336	15,137	17,078
Total cost of goods sold	15,876	20,583	32,151	38,031

Gross profit	43,967	40,341	91,058	87,736

Operating costs
Sales and marketing	11,505	10,510	22,962	23,437
Research and development	9,444	8,341	17,372	16,600
General and administrative	11,779	11,557	21,326	21,564
Restructuring and other related charges	48	1,711	469	3,208
Amortization of intangible assets	685	585	1,241	1,180
Total operating costs	33,461	32,704	63,370	65,989

Operating income	10,506	7,637	27,688	21,747

Interest income, net	732	521	1,424	622
Other (expense) income, net	(669)	331	(678)	622

Income before income taxes	10,569	8,489	28,434	22,991
Provision for income taxes	2,227	1,936	5,587	2,970

Net income	$8,342	$6,553	$22,847	$20,021

Net income per share
Basic	$0.22	$0.17	$0.60	$0.52
Diluted	$0.21	$0.17	$0.59	$0.52

Weighted average common shares outstanding
Basic	38,205	38,529	38,156	38,229
Diluted	39,012	39,007	39,026	38,680
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$8,342	$6,553	$22,847	$20,021
Other comprehensive income (loss)
Cumulative translation adjustment, net of tax	5,547	(488)	8,221	(2,143)
Pension adjustment, net of tax	(24)	(29)	(48)	(59)
Unrealized gain on available-for-sale securities	—	2	—	2
Comprehensive income	$13,865	$6,038	$31,020	$17,821
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)
For the Three and Six Months Ended June 30, 2025:

Description	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	38,058	$38	3,724	$(47,380)	$122,534	$151,256	$(13,918)	$212,530
Net income	—	—	—	—	—	14,505	—	14,505
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	2,674	2,674
Stock-based compensation	—	—	—	—	2,776	—	—	2,776
Vesting of restricted stock awards	179	—	—	—	—	—	—	—
Tax payments for stock issuances	(80)	—	—	—	(1,327)	—	—	(1,327)
Dividends declared ($0.12 per share)	—	—	—	—	—	(15)	—	(15)
Pension adjustment, net of tax	—	—	—	—	—	—	(24)	(24)
Balance at March 31, 2025	38,157	$38	3,724	$(47,380)	$123,983	$165,746	$(11,268)	$231,119
Net income	—	—	—	—	—	8,342	—	8,342
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	5,547	5,547
Stock-based compensation	—	—	—	—	3,451	—	—	3,451
Vesting of restricted stock awards	157	—	—	—	—	—	—	—
Tax payments for stock issuances	(63)	—	—	—	(1,078)	—	—	(1,078)
Dividends declared ($0.12 per share)	—	—	—	—	—	(4,850)	—	(4,850)
Pension adjustment, net of tax	—	—	—	—	—	—	(24)	(24)
Balance at June 30, 2025	38,251	$38	3,724	$(47,380)	$126,356	$169,238	$(5,745)	$242,507

See accompanying notes to condensed consolidated financial statements.

For the Three and Six Months Ended June 30, 2024:

Description	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	37,519	$38	3,724	$(47,377)	$118,620	$98,939	$(11,079)	$159,141
Net income	—	—	—	—	—	13,468	—	13,468
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,655)	(1,655)
Stock-based compensation	—	—	—	—	1,540	—	—	1,540
Vesting of restricted stock awards	402	—	—	—	—	—	—	—
Tax payments for stock issuances	(153)	—	—	—	(1,595)	—	—	(1,595)
Pension adjustment, net of tax	—	—	—	—	—	—	(30)	(30)
Balance at March 31, 2024	37,768	$38	3,724	$(47,377)	$118,565	$112,407	$(12,764)	$170,869
Net income	—	—	—	—	—	6,553	—	6,553
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(488)	(488)
Stock-based compensation	—	—	—	—	1,908	—	—	1,908
Vesting of restricted stock awards	29	—	—	—	—	—	—	—
Tax payments for stock issuances	(11)	—	—	—	(236)	—	—	(236)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	2	2
Pension adjustment, net of tax	—	—	—	—	—	—	(29)	(29)
Balance at June 30, 2024	37,786	$38	3,724	$(47,377)	$120,237	$118,960	$(13,279)	$178,579
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$22,847	$20,021
Adjustments to reconcile net income from operations to net cash used in operations:
Depreciation and amortization of intangible assets	4,585	4,145
Loss on disposal of asset	26	—
Write-off of intangible assets	—	804
Write-off of property and equipment, net	—	955
Deferred tax expense (benefit)	439	(108)
Stock-based compensation	6,227	3,448
Recovery of credit losses	(66)	(31)
Changes in operating assets and liabilities, net of the effects from acquisition:
Accounts receivable, net	24,875	19,877
Inventories, net	700	2,621
Contract assets	(4,925)	(1,666)
Accounts payable	1,296	(2,634)
Income taxes payable	1,109	(107)
Accrued expenses	(4,983)	(4,046)
Deferred compensation	(182)	(231)
Deferred revenue	(17,994)	(13,662)
Other assets and liabilities	1,629	(124)
Net cash provided by operating activities	35,583	29,262

Cash flows from investing activities:
Additions to property and equipment	(3,483)	(5,321)
Additions to intangible assets	(5)	(39)
Cash paid for acquisition of business, net of cash acquired	(12,052)	—
Net cash used in investing activities	(15,540)	(5,360)

Cash flows from financing activities:
Dividends paid	(9,196)	—
Contingent payment related to acquisition	—	(200)
Payment of debt issuance costs	(566)	—
Tax payments for restricted stock issuances	(2,405)	(1,831)
Net cash used in financing activities	(12,167)	(2,031)

Effect of exchange rate changes on cash	1,679	(1,098)

Net increase in cash	9,555	20,773
Cash, cash equivalents, and restricted cash, beginning of period	83,331	43,530
Cash, cash equivalents, and restricted cash, end of period	$92,886	$64,303
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
Dividends
During the three months ended June 30, 2025, the Company paid its quarterly cash dividend declared on May 1, 2025 as part of a recurring quarterly dividend program. The quarterly cash dividend of $0.12 per share was paid to shareholders of record as of the close of business on May 16, 2025. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
The condensed consolidated financial statements include the accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation.
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

Foreign Currency Translation and Transactions
The financial position and results of operations of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other (expense) income, net. Foreign exchange transaction losses aggregated to $1.0 million and $1.1 million for the three and six months ended June 30, 2025 respectively. Foreign exchange transaction gains aggregated to $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively.
Note 2 – Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025 that impact the Company’s condensed consolidated financial statements and related notes.
Restricted Cash
The Company is a party to lease agreements that require letters of credit to secure the obligations, which totaled $0.2 million as of December 31, 2024. The restricted cash related to the letters of credit will be held for a period greater than 12 months, and, therefore, is recorded as "Other assets" on the condensed consolidated balance sheets. The Company had an immaterial restricted cash balance recorded as of June 30, 2025.
Other Accrued Expenses
Other accrued expenses consist of the following:

(In thousands)	June 30, 2025	December 31, 2024
Current operating lease liabilities	$2,380	$2,351
Accrued sales tax and VAT	624	1,127
Other accrued expenses	5,010	1,980
Accrued professional fees	1,403	881
Total	$9,417	$6,339
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
In November 2024, the FASB issued ASU 2024-03, Comprehensive Income (Topic 220) – Disaggregation of Income Statement Expenses, to improve financial reporting by requiring disclosures in the notes to financial statements about specific types of expenses included in the expense captions presented on the face of the statement of operations. The requirements of the ASU are effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements are able to be applied prospectively with the option for retrospective application. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses for Accounts Receivable and Contract Assets, to introduce a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This expedient can only be applied to current accounts receivable and current contract assets. This update is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual periods, and this update is applied prospectively. Early adoption is permitted in both interim and annual periods in which financials have not been issued. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.
Note 3 – Segment Information
Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker (CODM), in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company's reportable segments are business units that offer different products and services and are as follows:
•Security Solutions. Security Solutions consists of our broad portfolio of software products, software development kits (SDKs), and Digipass authenticator devices that are used to build applications designed to defend against attacks on digital transactions across online environments, devices, and applications. The software products and SDKs included in the Security Solutions segment are on-premises and, to a lesser extent, cloud software products, and include multi-factor authentication, transaction signing, and mobile application security solutions.
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
The tables below set forth information about the Company’s operating segments for the three and six months ended June 30, 2025 and 2024, along with the items necessary to reconcile the segment information to the totals reported in the accompanying condensed consolidated financial statements.

	Three Months Ended June 30, 2025
(In thousands, except percentages)	Security Solutions	Digital Agreements	Corporate and Other	Total
Revenue	$44,235	$15,608	$—	$59,843
Cost of goods sold	11,413	4,463	—	15,876
Gross profit	32,822	11,145	—	43,967

Gross margin	74%	71%	*	73%

Sales and marketing	7,329	3,467	709	11,505
Research and development	5,358	3,587	499	9,444
Other segment items (1)(3)	336	1,212	10,964	12,512
Operating income (loss) (2)(4)	19,799	2,879	(12,172)	10,506

Interest income, net				732
Other income (expense), net				(669)
Income before income taxes				$10,569

	Three Months Ended June 30, 2024
(In thousands, except percentages)	Security Solutions	Digital Agreements	Corporate and Other	Total
Revenue	$45,461	$15,463	$—	$60,924
Cost of goods sold	14,861	5,722	—	20,583
Gross profit	30,600	9,741	—	40,341

Gross margin	67%	63%	*	66%

Sales and marketing	5,533	3,891	1,086	10,510
Research and development	4,097	4,217	27	8,341
Other segment items (1)(3)	278	1,788	11,787	13,853
Operating income (loss) (2)(4)	20,692	(155)	(12,900)	7,637

Interest income, net				521
Other income (expense), net				331
Income before income taxes				$8,489

	Six Months Ended June 30, 2025
(In thousands, except percentages)	Security Solutions	Digital Agreements	Corporate and Other	Total
Revenue	$91,948	$31,261	$—	$123,209
Cost of goods sold	23,041	9,110	—	32,151
Gross profit	68,907	22,151	—	91,058

Gross margin	75%	71%	*	74%

Sales and marketing	14,201	6,870	1,891	22,962
Research and development	10,277	6,593	502	17,372
Other segment items (1)(3)	471	2,443	20,122	23,036
Operating income (loss) (2)(4)	43,958	6,245	(22,515)	27,688

Interest income, net				1,424
Other income (expense), net				(678)
Income before income taxes				$28,434

	Six Months Ended June 30, 2024
(In thousands, except percentages)	Security Solutions	Digital Agreements	Corporate and Other	Total
Revenue	$95,891	$29,876	$—	$125,767
Cost of goods sold	27,788	10,243	—	38,031
Gross profit	68,103	19,633	—	87,736

Gross margin	71%	66%	*	70%

Sales and marketing	12,077	9,121	2,239	23,437
Research and development	8,098	8,448	54	16,600
Other segment items (1)(3)	1,357	2,484	22,111	25,952
Operating income (loss) (2)(4)	46,571	(420)	(24,404)	21,747

Interest income, net				622
Other income (expense), net				622
Income before income taxes				$22,991
*Percentage not meaningful.
(1)     Security Solutions other segment items includes general and administrative expense and restructuring and other related charges for the three and six months ended June 30, 2025 and 2024.
(2)     Security Solutions operating income includes $0.2 million and $0.4 million of total amortization and depreciation expense for both the three and six months ended June 30, 2025 and 2024, respectively.
Security Solutions operating income includes $0.1 million and $0.2 million of restructuring and other related charges for the three and six months ended June 30, 2025, respectively. Security Solutions operating income includes $0.3 million and $1.4 million of restructuring and other related charges for the three and six months ended June 30, 2024, respectively.

(3)     Digital Agreements other segment items includes general and administrative expense, restructuring and other related charges, and amortization of intangibles for the three and six months ended June 30, 2025 and 2024.
(4) Digital Agreements operating income includes $1.8 million and $3.5 million of total amortization and depreciation expense for three and six months ended June 30, 2025, respectively. Digital Agreements operating loss includes $1.6 million and $3.2 million of total amortization and depreciation expense for three and six months ended June 30, 2024, respectively.
Digital Agreements operating income includes $0.1 million and $0.2 million of restructuring and other related charges for the three and six months ended June 30, 2025, respectively. Digital Agreements operating loss includes $1.2 million and $1.3 million of restructuring and other related charges for the three and six months ended June 30, 2024, respectively.
The following tables illustrate the disaggregation of revenues by category and services, including a reconciliation of the disaggregated revenues to revenues from the Company’s two reportable operating segments for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025		2024
(In thousands)	Security Solutions	Digital Agreements	Security Solutions	Digital Agreements
Subscription	$20,602	$15,574	$14,857	$14,785
Maintenance and support	8,666	25	9,742	490
Professional services and other (1)	951	9	1,123	188
Hardware products	14,016	—	19,739	—
Total Revenue	$44,235	$15,608	$45,461	$15,463

	Six Months Ended June 30,
	2025		2024
(In thousands)	Security Solutions	Digital Agreements	Security Solutions	Digital Agreements
Subscription	$48,674	$31,119	$41,039	$28,597
Maintenance and support	16,650	49	19,808	994
Professional services and other (1)	1,545	93	2,728	285
Hardware products	25,079	—	32,316	—
Total Revenue	$91,948	$31,261	$95,891	$29,876
(1) Professional services and other includes perpetual software licenses revenue, which was immaterial for the three and six months ended June 30, 2025 and approximately 1% of total revenue for the three and six months ended June 30, 2024.
Asset information by segment is not reported to or reviewed by the CODM to allocate resources, and therefore, the Company has not disclosed asset information for the segments.

Note 4 – Revenue from Contracts with Customers
The following tables present the Company’s revenues disaggregated by major products and services, geographical region and timing of revenue recognition.
Revenue by major products and services

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Subscription	$36,176	$29,642	$79,793	$69,636
Maintenance and support	8,691	10,232	16,699	20,802
Professional services and other (1)	960	1,311	1,638	3,013
Hardware products	14,016	19,739	25,079	32,316
Total Revenue	$59,843	$60,924	$123,209	$125,767
(1) Professional services and other includes perpetual software licenses revenue, which was immaterial for the three and six months ended June 30, 2025 and approximately 1% of total revenue for the three and six months ended June 30, 2024.
Revenue by location of customer
We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes North, Central, and South America; and 3) Asia Pacific (APAC), which includes Australia and New Zealand. The breakdown of revenue in each of our major geographic areas was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	2025	2024
Revenue
EMEA	$23,398	$25,194	$54,404	$57,036
Americas	23,879	21,099	44,974	42,443
APAC	12,566	14,631	23,831	26,288
Total revenue	$59,843	$60,924	$123,209	$125,767

% of Total Revenue
EMEA	39%	41%	44%	45%
Americas	40%	35%	37%	34%
APAC	21%	24%	19%	21%
Timing of revenue recognition

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Products and licenses transferred at a point in time	$32,237	$32,438	$69,477	$70,236
Services transferred over time	27,606	28,486	53,732	55,531
Total Revenue	$59,843	$60,924	$123,209	$125,767

Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(In thousands)	2025	2024
Receivables, inclusive of trade and unbilled	$35,064	$56,229
Contract Assets (current and non-current)	$16,454	$10,686
Contract Liabilities (Deferred Revenue current and non-current)	$57,395	$70,855
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
Revenue recognized during the six months ended June 30, 2025 included $50.1 million that was included on the December 31, 2024 consolidated balance sheet in contract liabilities. Deferred revenue decreased in the same period due to timing of annual renewals.
Transaction price allocated to the remaining performance obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of the period. The following table includes expected revenue to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2025:

(In thousands)	2025	2026	2027	Beyond 2027	Total
Future revenue related to current unsatisfied performance obligations	$33,903	$44,120	$18,199	$5,169	$101,391
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

The following tables provide information related to the capitalized costs and amortization recognized in the current and prior period within "Other current assets" and "Other assets" on the condensed consolidated balance sheets:

(In thousands)	June 30, 2025	December 31, 2024
Capitalized costs to obtain contracts, current	$4,608	$4,478
Capitalized costs to obtain contracts, non-current	$11,543	$12,431

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Amortization of capitalized costs to obtain contracts	$1,193	$942	$2,360	$1,826
Note 5 – Inventories, net
Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method.
Inventories, net consist of the following:

(In thousands)	June 30, 2025	December 31, 2024
Component parts	$5,343	$4,385
Finished goods	6,104	6,407
Total	$11,447	$10,792
Note 6 – Business Acquisitions
On June 4, 2025, the Company acquired Nok Nok Labs, Inc ("Nok Nok Labs") pursuant to a merger agreement (the "Merger Agreement") that resulted in the Company purchasing all of the outstanding equity interests of Nok Nok Labs. Nok Nok Labs is a leading provider of passwordless software authentication solutions that use FIDO (Fast IDentity Online) authentication protocols. The technology acquired in the acquisition is expected to provide OneSpan's customers with a wider range of flexible, adaptable authentication options. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, using the acquisition method of accounting. Under this method, the Company recognized the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.
Pursuant to the terms of the Merger Agreement, the total provisional purchase consideration for the acquisition was $18.4 million, consisting of $13.8 million in cash consideration paid at closing and $4.6 million in deferred consideration. Of the deferred amount, $1.9 million is expected to be paid in the third quarter of 2025 and $2.7 million (the "Holdback Amount") has been held back as security for potential indemnity claims made by the Company. Any unused portion of the Holdback Amount will be released to Nok Nok Labs security holders 18 months after the acquisition date. The Company incurred transaction related expenses of $1.1 million in connection with the acquisition of Nok Nok Labs, which expenses are included in general and administrative expenses on the condensed consolidated statement of operations for the three and six months ended June 30, 2025.
Nok Nok Labs is allocated entirely to the Company's Security Solutions reportable operating segment. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

(In thousands)	As of Date of Opening Balance Sheet
Fair value of assets acquired and and liabilities assumed:
Cash and cash equivalents	$1,751
Accounts receivable, net	2,030
Prepaid expenses	120
Property and equipment, net	20
Other assets	40
Operating lease right-of-use assets	149
Developed technology	3,100
Customer relationships	1,300
Goodwill	5,414
Deferred tax asset, net of valuation allowance	9,263
Accounts payable	(449)
Other accrued expenses	(136)
Short-term lease liabilities	(165)
Deferred revenue	(2,877)
State income tax liability	(159)
Deferred tax liability	(972)
Total net assets acquired	$18,429

Total consideration	$18,429
Hold back	(2,700)
Deferred consideration	(1,926)
Cash acquired	(1,751)
Cash paid for acquisition of business, net of cash acquired	$12,052
The fair value of the acquired accounts receivable approximates the carrying value due to the short-term nature of the expected timeframe to collect the amounts due to the Company and the contractual cash flows expected to be collected related to these receivables.
As part of the purchase price allocation, the Company determined intangible assets were developed technology and customer relationships. The fair value of the intangible assets was estimated using a market approach. The estimated useful lives over which intangible assets will be amortized are as follows: developed technology (6 years) and customer relationships (5 years).
The excess of the provisional purchase price over the estimated fair value of the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. The acquisition resulted in recorded goodwill attributable to expected growth opportunities, potential synergies from combining the acquired business into the Company’s existing businesses and an assembled workforce. Goodwill is not expected to be deductible for tax purposes.
Deferred revenue was recorded under ASC 606 in accordance with ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers; therefore, a reduction in deferred revenues related to the estimated fair values of the acquired deferred revenues was not required.
The condensed consolidated financial statements for the three and six months ended June 30, 2025 include the results of operations related to the Nok Nok Labs acquisition from the June 4, 2025 acquisition date through June 30, 2025.

The initial accounting for the acquisition is not complete, and measurement period adjustments may be recorded in fiscal year 2025, but no later than one year from the acquisition date. The areas that remain provisional primarily relate to (i) the assessment of deferred income tax assets, including the impact of the ongoing Section 382 analysis and (ii) the finalization of the net working capital adjustment, which is required to be settled within 90 days of the acquisition date and may impact the total purchase consideration. The Company believes the information currently available provides a reasonable basis for the provisional fair values of assets acquired and liabilities assumed. The Company will continue to evaluate these items and record necessary adjustments within the allowable measurement period.
The financial impact of this acquisition was not material to the condensed consolidated financial statements, and therefore, the Company has not presented pro forma results of operations for the acquisition. Furthermore, revenue and net income from Nok Nok Labs have not been separately presented for the three and six months ended June 30, 2025 as they were immaterial to the Company's overall revenue and net income for the period.
Note 7 – Goodwill
The following table presents the changes in goodwill during the six months ended June 30, 2025:

(In thousands)	Security Solutions	Digital Agreements	Total
Net balance at December 31, 2024	$71,760	$20,605	$92,365
Foreign currency exchange rate effect	4,288	1,195	5,483
Acquisition during the period (1)	5,414	—	5,414
Net balance at June 30, 2025	$81,462	$21,800	$103,262
(1) Represents goodwill recorded in conjunction with the acquisition of Nok Nok Labs during the six months ended June 30, 2025. See Note 6 , Business Acquisitions, for additional information.
No impairment of goodwill was recorded during the six months ended June 30, 2025 and 2024.
Note 8 – Intangible Assets, net
Intangible assets, net as of June 30, 2025 and December 31, 2024 consist of the following:

		As of June 30, 2025		As of December 31, 2024
(In thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	6	$3,100	$50	$—	$—
Customer relationships	5 to 12	36,672	29,980	34,653	28,091
Patents, trademarks, and other	10 to 20	13,426	12,493	13,356	12,437
Total		$53,198	$42,523	$48,009	$40,528
Amortization expense was $0.7 million and $1.2 million for the three and six months ended June 30, 2025 respectively, compared to $0.7 million and $1.4 million for the three and six months ended June 30, 2024 respectively. Amortization expense includes cost of sales amortization expense directly related to delivering cloud subscription revenue of $0.1 million and $0.2 million for the three and six months ended June 30, 2024 respectively. There was no cost of sales amortization expense for the three and six months ended June 30, 2025. Costs are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
Certain intangible assets are denominated in functional currencies besides the U.S. dollar and are subject to currency fluctuations.

In connection with the continued execution of cost reductions, during the quarter ended June 30, 2024, the Company decided to stop any incremental development investments supporting its previously acquired blockchain technology and related commercial efforts (see Note 18, Restructuring and Other Related Charges). This asset contributed no revenue as it was still in its investment stage. As a result, the Company wrote-off $0.8 million associated with the remaining unamortized value of this intangible asset in "Services and other cost of goods sold" on the condensed consolidated statements of operations for the three and six months ended June 30, 2024.
There was no impairment of intangible assets recorded during the six months ended June 30, 2025 and 2024.
Note 9 – Property and Equipment, net
The following table presents the major classes of property and equipment, net, as of June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025	December 31, 2024
Office equipment and software	$9,508	$8,658
Leasehold improvements	7,998	7,639
Furniture and fixtures	3,768	3,519
Capitalized software	22,174	19,298
Total	43,448	39,114
Accumulated depreciation	(22,077)	(18,148)
Property and equipment, net	$21,371	$20,966
Depreciation expense was $1.8 million and $3.3 million for the three and six months ended June 30, 2025, respectively, compared to $1.4 million and $2.8 million for the three and six months ended June 30, 2024, respectively. Depreciation expense includes cost of sales depreciation expense directly related to delivering cloud subscription revenue of $1.3 million and $2.3 million for the three and six months ended June 30, 2025, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2024, respectively. Costs are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
In connection with the continued execution of cost reductions, the Company decided to stop any incremental development investments supporting its previously acquired blockchain technology and related commercial efforts. As a result, the Company wrote-off the internal capitalized software used to build out connection points for its blockchain technology and its e-signature product (see Note 18, Restructuring and Other Related Charges). The total write off amounted to $1.0 million within property and equipment, net, of which $0.7 million was recognized in "Services and other cost of goods sold" on the condensed consolidated statements of operations for the three and six months ended June 30, 2024. The remaining write-off amount of $0.3 million was recognized in "Restructuring and other related charges" on the condensed consolidated statements of operations for the three and six months ended June 30, 2024.
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
The following tables summarize the Company’s financial assets by level in the fair value hierarchy, which are measured at fair value on a recurring basis, as of June 30, 2025 and December 31, 2024:

	Fair Value Measurement at Reporting Date Using
(In thousands)	June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Bills	$12,491	$12,491	$—	$—
Money Market Funds	$43,340	$43,340	$—	$—

	Fair Value Measurement at Reporting Date Using
(In thousands)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Bills	$3,500	$3,500	$—	$—
Money Market Funds	$51,690	$51,690	$—	$—
The Company classifies its investments in debt securities as available-for-sale. The Company reviews available-for-sale debt securities for impairments related to losses and other factors each quarter. The unrealized gains and losses on the available-for-sale debt securities were not material as of June 30, 2025 and December 31, 2024. The Company did not have any financial liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.
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

The changes in the allowance for credit losses during the six months ended June 30, 2025 were as follows:

(In thousands)
Balance at December 31, 2024	$1,600
Provision for (recovery of) credit loss	(66)
Write-offs	(218)
Balance at June 30, 2025	$1,316

Note 12 – Debt

On June 23, 2025, the Company entered into a $100.0 million credit agreement (the “Credit Agreement) with MUFG Bank, Ltd ("MUFG"), as administrative agent, swingline lender and L/C issuer, and other lenders party thereto. The Credit Agreement provides for a $100.0 million revolving credit facility with a $10.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit. As of June 30, 2025, the Company had outstanding letters of credit of $0.2 million and no borrowings outstanding under the Credit Agreement.

The proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. The Company may borrow, repay and reborrow funds under the revolving credit facility until its maturity on June 23, 2030. Revolving loans may be prepaid by the Company, subject to notice and minimum threshold requirements, without penalty or premium, subject to customary breakage costs. The Company is required to pay a commitment fee on the daily unused amount of the revolving credit facility commitments ranging from 0.25% to 0.30% per annum, depending on its consolidated net leverage ratio.

At the Company's election, borrowings under the credit facility will bear interest at either (i) the base rate, defined as the highest of (a) the MUFG prime rate, (b) the federal funds rate plus 0.50%, and (c) term SOFR plus 1.00%, in each case, subject to a 1.00% floor, (ii) the term SOFR rate, (iii) the alternative currency daily rate, or (iv) the alternative currency term rate, in each case, plus the applicable rate. The applicable rate varies based on the Company's consolidated net leverage ratio and will range from 1.00% to 1.50% for base rate loans and 2.00% to 2.50% for term SOFR and alternative currency loans. With respect to term SOFR and alternative currency term rate loans, the Company may elect an interest period of one (1), three (3) or six (6) months.

The Credit Agreement also provides that the Company may, with the agreement of the lenders and/or new lenders and subject to certain conditions and limitations, add one or more incremental revolving facilities to increase commitments under the credit facility in an aggregate amount not to exceed the greater of (x) $100.0 million and (y) 100% of Consolidated EBITDA (as defined in the Credit Agreement) for the four consecutive fiscal quarters most recently ended for which financial statements have been delivered pursuant to the terms of the Credit Agreement.

All of the Company's obligations under the Credit Agreement are secured by a first-priority lien and security interest in substantially all of the Company's tangible and intangible assets. The material subsidiaries of OneSpan Inc., subject to certain exclusions, have guaranteed the obligations under the Credit Agreement and granted a lien and pledge, as applicable, on substantially all of their tangible and intangible property to secure the obligations under the Credit Agreement.

The Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants include limitations on indebtedness, liens, investments, fundamental changes, asset dispositions, restricted payments and transactions with affiliates, as well as financial covenants that require the maintenance of (i) a consolidated net leverage ratio (as defined in the Credit Agreement) of not more than 3.25 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and (ii) a minimum consolidated interest coverage ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 as of the end of any fiscal quarter. As of June 30, 2025, the Company was in compliance with all covenants under the Credit Agreement.

The Company capitalized $1.6 million of lender and third-party debt issuance costs incurred in connection with the Credit Agreement and will amortize these costs to interest expense over the term of the revolving credit facility. For the period ended June 30, 2025, the amortization of debt issuance costs was less than $0.1 million.

Note 13 – Leases
Operating lease cost details for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Building rent	$201	$204	$432	$516
Automobile rentals	351	330	615	677
Total net operating lease costs	$552	$534	$1,047	$1,193
At June 30, 2025, the Company’s weighted average remaining lease term for its operating leases is 4.8 years, and the weighted average discount rate for its operating leases is 6%.
During the six months ended June 30, 2025, there were $1.2 million of operating cash payments for lease liabilities and $0.7 million of right-of-use assets obtained in exchange for new lease liabilities.
Maturities of the Company’s operating leases as of June 30, 2025 are as follows:

(In thousands)	As of June 30, 2025
2025	$1,465
2026	2,551
2027	2,133
2028	2,017
2029	1,168
Later years	1,481
Less imputed interest	(1,406)
Total lease liabilities	$9,409
Note 14 – Income Taxes
The Company’s estimated annual effective tax rate for 2025 before discrete items is expected to be approximately 20%. The Company’s global effective tax rate is lower than the U.S. statutory tax rate of 21% primarily due to the impact of foreign operations and the release of valuation allowances for the current year earnings for companies with a valuation allowance, offset by nondeductible expenses. The ultimate tax expense will depend on the mix of earnings in various jurisdictions. Income taxes, net of refunds, of $4.6 million and $4.4 million were paid during the six months ended June 30, 2025 and 2024, respectively.
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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. which includes changes to U.S. tax law that will affect OneSpan beginning in 2026. These changes include modifications to the international tax framework. The Company is currently assessing the impact of OBBBA on its condensed consolidated financial statements.
Note 15 – Long-Term Compensation Plan and Stock Based Compensation
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
During the six months ended June 30, 2025, the Company awarded 0.3 million restricted stock units subject to time-based vesting. The fair value of the unissued time-based restricted stock unit grants was $5.1 million at the dates of grant and the grants are being amortized over the vesting periods of one to three years.
During the six months ended June 30, 2025, the Company awarded restricted stock units subject to the achievement of service and future performance criteria, which allows for up to 0.3 million shares to be earned if the performance criteria are achieved at the target level. The fair value of these awards was $5.7 million as the dates of grant and the awards are being amortized over the requisite service period of one to three years. The Company currently believes that approximately 100% of these shares are expected to be earned.
The following table summarizes total compensation expense for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Stock-based compensation	$3,451	$1,908	$6,227	$3,448
Other long-term incentive plan compensation (1)	16	86	30	167
Total compensation	$3,467	$1,994	$6,257	$3,615
(1) Other long-term incentive compensation consists of immaterial expense for cash incentive awards granted to employees located in jurisdictions where we do not issue stock-based compensation due to tax, regulatory or similar reasons.
Note 16 – Earnings per Share
Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive.

The details of the earnings per share calculations for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Net income	$8,342	$6,553	$22,847	$20,021
Weighted average common shares outstanding:
Basic	38,205	38,529	38,156	38,229
Incremental shares with dilutive effect:
Restricted stock units	807	478	870	451
Diluted	39,012	39,007	39,026	38,680

Net income per share:
Basic	$0.22	$0.17	$0.60	$0.52
Diluted	$0.21	$0.17	$0.59	$0.52
Note 17 – Legal Proceedings and Contingencies
The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of business. The Company currently does not anticipate that these matters, if resolved against the Company, will have a material adverse impact on its financial results or financial condition.
The Company accrues loss contingencies when losses become probable and are reasonably estimable. As of June 30, 2025, the Company has recorded an accrual of $0.5 million for loss contingencies associated with employment-termination benefits and employee related taxes.
The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible, but not probable. Although the Company intends to defend its legal matters vigorously, the ultimate outcome of these matters is uncertain. However, the Company does not expect the potential losses, if any, to have a material adverse impact on its operating results, cash flows, or financial condition. As of June 30, 2025, the Company does not have any reasonably possible losses for which an estimate can be made.
Note 18 – Restructuring and Other Related Charges
In 2021 and 2022, the Company's Board of Directors approved cost reduction actions (the "Restructuring Plan") designed to streamline its business and improve efficiency. On August 3, 2023, the Board approved further cost reduction actions (the "2023 Actions") to seek to drive higher levels of Adjusted EBITDA while maintaining the Company's long-term growth potential. The Company has incurred and expects to continue to incur restructuring charges in connection with the 2023 Actions, and anticipates that these charges will consist primarily of charges related to employee transition and severance payments, with a significantly smaller amount of charges relating to vendor contract termination and rationalization actions.
In connection with the Restructuring Plan (including the 2023 Actions), the Company recorded a total of $0.1 million and $0.5 million in restructuring charges for the three and six months ended June 30, 2025, respectively, and $3.2 million and $4.7 million in restructuring charges for the three and six months ended June 30, 2024, respectively. The Company recorded less than $0.1 million of these restructuring charges in "Services and other cost of goods sold" in the condensed consolidated statements of operations for both the three and six months ended June 30, 2025 and approximately $1.5 million in "Services and other cost of goods sold" for both the three and six months ended June 30, 2024. The remaining restructuring charge amounts of less than $0.1 million and $0.5 million is recorded in “Restructuring and other related charges” in the condensed consolidated statements of operations for the three and six months ended June 30, 2025, respectively, and $1.7 million and $3.2 million for the three and six months ended June 30, 2024, respectively.
The main categories of charges are in the following areas:

•Employee costs – include severance, related benefits and retention pay costs incurred as a result of eliminating positions in certain areas of the Company. For the three and six months ended June 30, 2025 employee costs were $0.1 million and $0.4 million, respectively. For the three and six months ended June 30, 2024, employee costs were $1.2 million and $2.6 million, respectively. In total, there were approximately 336 employees, across multiple functions, whose positions were made redundant. The $0.5 million current portion of the restructuring liability at June 30, 2025 is included in "Accrued wages and payroll taxes" in the consolidated balance sheet and is expected to be paid within the next 12 months.
•Real estate rationalization costs – includes costs to align the real estate footprint with the Company’s needs. During 2023, the Company vacated its Chicago and Brussels office spaces, which resulted in the abandonment and termination of the underlying leases. In August 2024, the Company finalized its early termination agreement with the Chicago office landlord to terminate and release any further obligations for either party. The remaining contract termination fees of $0.5 million were paid in January 2025 and no liability was outstanding as of June 30, 2025.
•Product and services optimization costs - include costs to discontinue products and services that are no longer advancing the Company's operating model. The Company made the decision to stop any incremental development investments supporting its previously acquired blockchain technology, and related commercial efforts. As a result, the Company wrote-off the related acquired technology and previously capitalized software. The Company recorded a $0.8 million write-off of intangible assets in "Services and other cost of goods sold" on the condensed consolidated statements of operations for the three and six months ended June 30, 2024 (see Note 8, Intangible Assets, net). For capitalized software, the Company recorded a write-off of $1.0 million of property and equipment, net, of which $0.7 million was recognized in "Services and other cost of goods sold" on the condensed consolidated statements of operations for the three and six months ended June 30, 2024 (see Note 9, Property and Equipment, net). The remaining write-off amount of $0.3 million was recognized in "Restructuring and other related charges" on the condensed consolidated statements of operations for the three and six months ended June 30, 2024.
•Vendor rationalization costs – include costs for contractually committed services the Company is no longer utilizing. The Company recognized $0 and $0.1 million of vendor rationalization costs for the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively. These costs are included in "Restructuring and other related charges" on the condensed consolidated statements of operations.
The table below sets forth the changes in the carrying amount of the restructuring charge liability for the six months ended June 30, 2025.

(In thousands)	Employee Costs	Real Estate Rationalization	Total
Balance as of December 31, 2024	$1,257	$525	$1,782
Additions	406	—	406
Payments	(1,129)	(525)	(1,654)
Balance as of June 30, 2025	$534	$—	$534
Note 19 – Subsequent Events
On August 5, 2025, the Board of Directors declared a quarterly cash dividend of $0.12 per share as part of the Company's recurring quarterly dividend program initiated in December 2024. This dividend will be paid on September 5, 2025 to shareholders of record as of the close of business on August 15, 2025. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “OneSpan,” “Company,” “we,” “our,” and “us” refer to OneSpan Inc. and its subsidiaries.
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of OneSpan for the three- and six-month periods ended June 30, 2025 and 2024 as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”).
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of applicable U.S. securities laws, including statements regarding our goal of driving profitable, efficient growth in both operating segments, with a particular emphasis on subscription revenue growth; our plans for managing our Security Solutions and Digital Agreements segments; expectations about trends in our cost of goods sold, gross margin, and sales and marketing, research and development, and general and administrative expenses; the impact of foreign currency rate fluctuations; expectations regarding sources and uses of cash; and our general expectations regarding our operational or financial performance in the future. Forward-looking statements may be identified by words such as "seek", "believe", "plan", "estimate", "anticipate", “expect", "intend", "continue", "outlook", "may", "will", "should", "could", or "might", and other similar expressions. These forward-looking statements involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could materially affect our business and financial results include, but are not limited to: difficulties increasing or maintaining our rate of revenue growth; our ability to attract new customers and retain and expand sales to existing customers; our ability to successfully develop and market new product offerings and product enhancements; changes in customer requirements; the potential effects of technological changes; the loss of one or more large customers; difficulties enhancing and maintaining our brand recognition; competition; lengthy sales cycles; challenges retaining key employees and successfully hiring and training qualified new employees; security breaches or cyber-attacks; real or perceived malfunctions or errors in our products; interruptions or delays in the performance of our products and solutions; reliance on third parties for certain products and data center services; our ability to effectively manage third party partnerships, acquisitions, divestitures, alliances, or joint ventures; economic recession, inflation, tariffs or trade disputes, and political instability; claims that we have infringed the intellectual property rights of others; changing laws, government regulations or policies; pressures on price levels; component shortages; delays and disruption in global transportation and supply chains; impairment of goodwill or amortizable intangible assets causing a significant charge to earnings; actions of activist stockholders; and exposure to increased economic and operational uncertainties from operating a global business, as well as other factors described in the “Risk Factors” section of our most recent Annual Report on Form 10-K (filed with the SEC on February 27, 2025) and Part II, Item IA of our Quarterly Report on Form 10-Q for the three months ended March 31, 2025 (filed with the SEC on May 1, 2025). Our filings with the Securities and Exchange Commission and other important information can be found in the Investor Relations section of our website at investors.onespan.com. We do not have any intent, and disclaim any obligation, to update the forward-looking information to reflect events that occur, circumstances that exist or changes in our expectations after the date of this Form 10-Q, except as required by law.

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
•Security Solutions. Security Solutions consists of our broad portfolio of software products, software development kits (SDKs), and Digipass authenticator devices that are used to build applications designed to defend against attacks on digital transactions across online environments, devices, and applications. The software products and SDKs included in the Security Solutions segment are on-premises and, to a lesser extent, cloud software products, and include multi-factor authentication, transaction signing, and mobile application security solutions.
•Digital Agreements. Digital Agreements consists of solutions that enable our clients to secure and automate business processes associated with their digital agreement and customer transaction lifecycles that require consent, non-repudiation and compliance. These solutions, which are largely cloud-based, include OneSpan Sign e-signature, OneSpan Notary, and Identity Verification.

We seek to drive profitable, efficient growth in both operating segments, with a particular emphasis on subscription revenue growth. Both operating segments were profitable for the three and six months ended June 30, 2025, and Security Solutions and Digital Agreements subscription revenue grew 39% and 5% as compared to the three months ended June 30, 2024, respectively, and 19% and 9% as compared to the six months ended June 30, 2024, respectively.
Overview of Key Factors Impacting our Results of Operations
As discussed in greater detail below in "Results of Operations", the following factors and trends had a significant impact on our financial results for the three and six months ended June 30, 2025:
"Mobile-first" trend. Security Solutions total revenue decreased by 3% and 4% during the three and six months ended June 30, 2025, respectively, as compared to the equivalent periods in 2024. A key factor contributing to this decrease was a reduction in hardware revenues driven by certain customers adopting a “mobile first” approach, which prioritizes using mobile authentication solutions to enhance user experience over traditional hardware authentication devices, particularly for consumer banking. This trend has generally resulted in a reduction of sales volumes of our Digipass hardware authenticator devices, as banks adopt a higher mix of software authentication licenses delivered through software applications on mobile devices.
Increase in multi-year on-premises term subscription contracts. Revenue for the Security Solutions segment for the three and six months ended June 30, 2025 was positively impacted by a shift of certain customers from single-year to multi-year on-premises term subscription contracts. Although on-premises term subscription contracts may have a term of up to five years, we generally recognize the license revenue upfront after the contract becomes effective. This can result in a positive year-over-year revenue impact as customers shift from single-year to multi-year contracts.
Foreign exchange rate impact for three months ended June 30, 2025. Changes in foreign exchange rates favorably impacted both total revenue and Security Solutions revenue by approximately $1.2 million for the three months ended June 30, 2025 as compared to the equivalent period in 2024. The impact of changes in foreign exchange rates for the six months ended June 30, 2025, as well as the impact of these changes on the Digital Agreements segment, were immaterial.
2024 write-off. In the three and six months ended June 30, 2024, we wrote off costs associated with acquired technology and capitalized internally-developed software costs due to our decision to discontinue investment in blockchain technology. This write-off significantly impacted various year-over-year comparisons, as discussed below.
Restructuring Plan
In 2021 and 2022, our Board approved cost reduction actions designed to advance our operating model, streamline our business, improve efficiency, and enhance our capital resources.
On August 3, 2023, our Board of Directors approved further cost reduction actions (the "2023 Actions"). In connection with the 2023 Actions, we have incurred and expect to continue to incur restructuring charges, most of which relate to employee transition and severance payments and employee benefits, with a significantly smaller amount of charges related to vendor contract termination and rationalization actions. We currently expect that we will incur restructuring charges of approximately $0 to $0.5 million related to the 2023 Actions for the remainder of 2025, substantially all of which relate to employee transition and severance payments.

We plan to incrementally take actions under the restructuring plan until December 31, 2025, when the plan terminates. We completed substantially all of the workforce reductions planned as part of the 2023 Actions in 2023 and 2024. The vendor contract component of the 2023 Actions is planned for completion by the end of 2025.
As part of the restructuring plan (including the 2023 Actions), we reduced headcount by eliminating approximately 336 positions. We incurred severance and related benefits costs, recorded in “Restructuring and other related charges” in the consolidated statements of operations.
Business Acquisition
On June 4, 2025, we acquired Nok Nok Labs, Inc ("Nok Nok Labs") pursuant to a merger agreement that resulted in our purchase of all of the outstanding equity interests of Nok Nok Labs. Nok Nok Labs is a leading provider of passwordless software authentication solutions that use FIDO (Fast IDentity Online) authentication protocols. We expect that the technology acquired in the acquisition will provide OneSpan's customers with a wider range of flexible, adaptable authentication options. The results of operations since the acquisition date are included in our Security Solutions reportable operating segment. See Note 6, Business Acquisitions, for additional information.
Credit Agreement

On June 23, 2025, OneSpan Inc. and certain of its subsidiaries entered into a $100.0 million credit agreement (the “Credit Agreement) with MUFG Bank, Ltd ("MUFG") and other lenders party thereto. The Credit Agreement provides for a $100.0 million revolving credit facility with a $10.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit. The proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. We may borrow, repay and reborrow funds under the revolving credit facility until its maturity on June 23, 2030. As of June 30, 2025, the Company had outstanding letters of credit of $0.2 million and no borrowings outstanding under the Credit Agreement. See Note 12, Debt, for additional information.
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
Historically, operating expenses have been impacted by changes in foreign exchange rates. We estimate the change in currency rates during the three months ended June 30, 2025 compared to the comparable prior year period resulted in an increase in operating expenses of less than $0.4 million. We estimate the change in currency rates during the six months ended June 30, 2025 compared to the comparable prior year period resulted in an increase in operating expenses of $0.2 million.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Long-term incentive plan compensation expense includes both stock-based incentives and an immaterial amount of cash-based incentives. During the three months ended June 30, 2025 and 2024, operating expenses included $3.5 million and $2.0 million, respectively, of expenses related to stock-based and long-term incentive plans. During the six months ended June 30, 2025 and 2024, operating expenses included $6.3 million and $3.6 million, respectively, of expenses related to stock-based and long-term incentive plans.

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
•General and administrative. General and administrative expenses consist primarily of personnel costs, legal, consulting and other professional fees, transaction related expenses, and long-term incentive compensation. Our general and administrative expenses may fluctuate as a percentage of total revenue.
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
Interest Income, Net
Interest income, net, consists of income earned on our cash equivalents, which are invested in short-term instruments at current market rates and interest expense, primarily related to the amortization of debt issuance costs associated with our credit facilities.
Other (Expense) Income, Net
Other (expense) income, net, primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our research and development in those countries and other miscellaneous non-operational expenses.
Income Taxes
Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). The IP in our Security Solutions business is owned by our U.S subsidiaries. The e-signature IP in our Digital Agreements business is owned by a subsidiary in Canada. These subsidiaries have entered into agreements with most of the other OneSpan entities under which those other entities provide services to the IP owners on either a percentage of revenue or on a cost plus basis or both. Under this structure, the earnings of our service provider subsidiaries are relatively constant. These service provider companies tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings flow to the IP owners.

Changes in the effective rate reflect changes in the geographic mix of earnings and the tax rates in each of the countries in which it is earned. The statutory tax rate for the primary foreign tax jurisdictions ranges from 17% to 30%.
Impact of Currency Fluctuations
During the three months ended June 30, 2025 and 2024, we generated approximately 78% and 85% of our revenues and incurred approximately 54% and 60% of our operating expenses, respectively, outside of the U.S. During the six months ended June 30, 2025 and 2024, we generated approximately 81% and 84% of our revenues and incurred approximately 56% and 61% of our operating expenses, respectively, outside of the U.S. As a result, changes in currency exchange rates, especially the Euro exchange rate and the Canadian Dollar exchange rate, can have a significant impact on our revenue and operating expenses.

While the majority of our revenue is generated outside of the U.S., a significant amount of our revenue earned during the six months ended June 30, 2025 was denominated in U.S. Dollars. For the six months ended June 30, 2025, approximately 56% of our revenue was denominated in U.S. Dollars, 41% was denominated in Euros and 3% was denominated in other currencies. For the six months ended June 30, 2024, approximately 54% of our revenue was denominated in U.S. Dollars, 42% was denominated in Euros and 4% was denominated in other currencies.

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

Translation adjustments arising from differences in exchange rates generated a comprehensive gain of $5.5 million and $8.2 million during the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2024, translation adjustments arising from differences in exchange rates generated a comprehensive loss of $0.5 million and $2.1 million, respectively.

Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other (expense) income, net. Foreign exchange transaction losses aggregated $1.0 million and $1.1 million for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2024, gains resulting from foreign currency transactions were $0.1 million and $0.2 million, respectively.
Results of Operations
The following table sets forth information about the Company's two operating segments, for the periods indicated, and selected segment and condensed consolidated operating results. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment.

	Three Months Ended June 30, 2025
(In thousands, except percentages)	Security Solutions	Digital Agreements	Corporate and Other	Total
Revenue	$44,235	$15,608	$—	$59,843
Cost of goods sold	11,413	4,463	—	15,876
Gross profit	32,822	11,145	—	43,967

Gross margin	74%	71%	*	73%

Sales and marketing	7,329	3,467	709	11,505
Research and development	5,358	3,587	499	9,444
Other segment items (1)(3)	336	1,212	10,964	12,512
Operating income (loss) (2)(4)	19,799	2,879	(12,172)	10,506

Interest income, net				732
Other income (expense), net				(669)
Income before income taxes				$10,569

	Three Months Ended June 30, 2024
(In thousands, except percentages)	Security Solutions	Digital Agreements	Corporate and Other	Total
Revenue	$45,461	$15,463	$—	$60,924
Cost of goods sold	14,861	5,722	—	20,583
Gross profit	30,600	9,741	—	40,341

Gross margin	67%	63%	*	66%

Sales and marketing	5,533	3,891	1,086	10,510
Research and development	4,097	4,217	27	8,341
Other segment items (1)(3)	278	1,788	11,787	13,853
Operating income (loss) (2)(4)	20,692	(155)	(12,900)	7,637

Interest income, net				521
Other income (expense), net				331
Income before income taxes				$8,489

	Six Months Ended June 30, 2025
(In thousands, except percentages)	Security Solutions	Digital Agreements	Corporate and Other	Total
Revenue	$91,948	$31,261	$—	$123,209
Cost of goods sold	23,041	9,110	—	32,151
Gross profit	68,907	22,151	—	91,058

Gross margin	75%	71%	*	74%

Sales and marketing	14,201	6,870	1,891	22,962
Research and development	10,277	6,593	502	17,372
Other segment items (1)(3)	471	2,443	20,122	23,036
Operating income (loss) (2)(4)	43,958	6,245	(22,515)	27,688

Interest income, net				1,424
Other income (expense), net				(678)
Income before income taxes				$28,434

	Six Months Ended June 30, 2024
(In thousands, except percentages)	Security Solutions	Digital Agreements	Corporate and Other	Total
Revenue	$95,891	$29,876	$—	$125,767
Cost of goods sold	27,788	10,243	—	38,031
Gross profit	68,103	19,633	—	87,736

Gross margin	71%	66%	*	70%

Sales and marketing	12,077	9,121	2,239	23,437
Research and development	8,098	8,448	54	16,600
Other segment items (1)(3)	1,357	2,484	22,111	25,952
Operating income (loss) (2)(4)	46,571	(420)	(24,404)	21,747

Interest income, net				622
Other income (expense), net				622
Income before income taxes				$22,991
*Percentage not meaningful.
(1)     Security Solutions other segment items includes general and administrative expense and restructuring and other related charges for the three and six months ended June 30, 2025 and 2024.
(2)     Security Solutions operating income includes $0.2 million and $0.4 million of total amortization and depreciation expense for both three and six months ended June 30, 2025 and 2024, respectively.
Security Solutions operating income includes $0.1 million and $0.2 million of restructuring and other related charges for the three and six months ended June 30, 2025, respectively. Security Solutions operating income includes $0.3 million and $1.4 million of restructuring and other related charges for the three and six months ended June 30, 2024, respectively.
(3)     Digital Agreements other segment items includes general and administrative expense, restructuring and other related charges, and amortization of intangibles for the three and six months ended June 30, 2025 and 2024.
(4) Digital Agreements operating income includes $1.8 million and $3.5 million of total amortization and depreciation expense for three and six months ended June 30, 2025, respectively. Digital Agreements operating loss includes $1.6 million and $3.2 million of total amortization and depreciation expense for three and six months ended June 30, 2024, respectively.
Digital Agreements operating income includes $0.1 million and $0.2 million of restructuring and other related charges for the three and six months ended June 30, 2025, respectively. Digital Agreements operating loss includes $1.2 million and $1.3 million of restructuring and other related charges for the three and six months ended June 30, 2024, respectively.

Revenue
Revenue by products and services allocated to the segments for the three and six months ended June 30, 2025, and 2024 is as follows:

	Three Months Ended June 30,
	2025		2024
(In thousands)	Security Solutions	Digital Agreements	Security Solutions	Digital Agreements
Subscription	$20,602	$15,574	$14,857	$14,785
Maintenance and support	8,666	25	9,742	490
Professional services and other (1)	951	9	1,123	188
Hardware products	14,016	—	19,739	—
Total Revenue	$44,235	$15,608	$45,461	$15,463

	Six Months Ended June 30,
	2025		2024
(In thousands)	Security Solutions	Digital Agreements	Security Solutions	Digital Agreements
Subscription	$48,674	$31,119	$41,039	$28,597
Maintenance and support	16,650	49	19,808	994
Professional services and other (1)	1,545	93	2,728	285
Hardware products	25,079	—	32,316	—
Total Revenue	$91,948	$31,261	$95,891	$29,876
(1) Professional services and other includes perpetual software licenses revenue, which was immaterial for the three and six months ended June 30, 2025 and approximately 1% of total revenue for the three and six months ended June 30, 2024.
Total revenue decreased by $1.1 million, or 2%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Changes in foreign exchange rates as compared to the same period in 2024 favorably impacted revenue by approximately $1.2 million. For the six months ended June 30, 2025, revenue decreased by $2.6 million, or 2%, compared to the six months ended June 30, 2024. Changes in foreign exchange rates as compared to the same period in 2024 favorably impacted revenue by approximately $0.1 million.
Additional information on our revenue by segment follows.
•Security Solutions revenue decreased $1.2 million, or approximately 3%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease in Security Solutions revenue was primarily attributable to lower volumes of hardware devices sold due largely to the mobile-first trend discussed in the "Overview" section above, and to a lesser extent, lower perpetual-based maintenance due to our transition to term licenses and cloud subscription license models. The decrease was partially offset by higher on-premises license and maintenance revenues, primarily from existing customers, and revenue from customers acquired in our acquisition of Nok Nok Labs. Timing of customer renewals and the transition of certain customers from single-year to multi-year term license contracts positively impacted on-premises revenue in the quarter. Changes in foreign exchange rates for the three months ended June 30, 2025 compared to the same period in 2024 favorably impacted Security Solutions revenue by $1.2 million.

•For the six months ended June 30, 2025, Security Solutions revenue decreased $3.9 million, or approximately 4%, which was primarily attributable to lower volumes of hardware devices sold due to the mobile-first trend, and to a lesser extent, lower perpetual-based maintenance and professional services revenues due to our transition to term licenses and cloud subscription license models. The decrease was partially offset by higher on-premises license and maintenance revenues, primarily from existing customers, increased cloud subscription revenue, and revenue from customers acquired in our acquisition of Nok Nok Labs. Timing of customer renewals and the transition of certain customers from single-year to multi-year term license contracts positively impacted on-premises revenue in the period. Changes in foreign exchange rates for the six months ended June 30, 2025 compared to the same period in 2024 favorably impacted Security Solutions revenue by $0.1 million.
•Digital Agreements revenue increased $0.1 million, or 1%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. For the six months ended June 30, 2025, Digital Agreements revenue increased $1.4 million, or 5%. The increase in Digital Agreements revenue for both periods was primarily attributable to higher cloud subscription revenue from existing customer expansions and, to a lesser extent, new logos and overages, partially offset by lower term-based maintenance revenue due to our transition to cloud subscription licenses. Changes in foreign exchange rates compared to the same period in 2024 favorably impacted Digital Agreements revenue by less than $0.1 million for the three months ended June 30, 2025. Changes in foreign exchange rates compared to the same period in 2024 negatively impacted Digital Agreements revenue by less than $0.1 million for the six months ended June 30, 2025.
Our revenue is heavily influenced by the timing of orders and shipments, as well as the timing of customer renewals in any given period. As a result, we believe that the overall strength of our business is best evaluated over a longer term where the impact of transactions in any given period is not as significant as in a quarter-over-quarter comparison.
Revenue by Geographic Regions: We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes sales in North, Central, and South America; and 3) Asia Pacific (APAC), which also includes Australia and New Zealand. The breakdown of revenue in each of our major geographic areas was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	2025	2024
Revenue
EMEA	$23,398	$25,194	$54,404	$57,036
Americas	23,879	21,099	44,974	42,443
APAC	12,566	14,631	23,831	26,288
Total revenue	$59,843	$60,924	$123,209	$125,767

% of Total Revenue
EMEA	39%	41%	44%	45%
Americas	40%	35%	37%	34%
APAC	21%	24%	19%	21%
For the three months ended June 30, 2025, revenue generated in EMEA was $1.8 million, or 7%, lower than the same period in 2024. For the six months ended June 30, 2025, revenue generated in EMEA was $2.6 million, or 5%, lower than the same period in 2024. The decrease for both periods was primarily due to lower hardware volumes attributed to the mobile-first trend and end-of-life products, partially offset by an increase in revenue from software authentication and mobile application security products.
For the three months ended June 30, 2025, revenue generated in the Americas was $2.8 million, or 13%, higher than the three months ended June 30, 2024, primarily due to an increase in revenue from software authentication products, and to a lesser extent, Digital Agreements revenue. For the six months ended June 30, 2025, revenue generated in the Americas was $2.5 million, or 6%, higher than the same period in 2024, primarily due to an increase in revenue from software authentication products and Digital Agreements revenue, partially offset by lower hardware revenue.

For the three months ended June 30, 2025, revenue generated in APAC was $2.1 million, or 14%, lower than the three months ended June 30, 2024. For the six months ended June 30, 2025, revenue generated in APAC was $2.5 million, or 9%, lower than the same period in 2024. The decrease for both periods was primarily attributable to lower hardware volumes and a decrease in revenue from software authentication products, partially offset by an increase in revenue from mobile application security products.
Cost of Goods Sold and Gross Margin
The following table presents cost of goods sold for our products and services for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	2025	2024
Cost of goods sold
Product and license	$8,296	$11,247	$17,014	$20,953
Services and other	7,580	9,336	15,137	17,078
Total cost of goods sold	$15,876	$20,583	$32,151	$38,031

Gross profit	$43,967	$40,341	$91,058	$87,736

Gross margin
Product and license	74%	65%	76%	70%
Services and other	73%	67%	72%	69%
Total gross margin	73%	66%	74%	70%
The cost of product and license revenue decreased by $3.0 million, or 26%, and $3.9 million, or 19% during the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024. The decrease in cost of product and license revenue for both the three and six months ended June 30, 2025 was driven primarily by lower hardware revenue and hardware costs, partially offset by higher third-party license costs.
The cost of services and other revenue decreased by $1.8 million, or 19%, and $1.9 million, or 11% during the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. The decrease was largely due to the prior year impact of the 2024 write-off discussed in the "Overview" above. Lower cloud platform costs for the three and six months ended June 30, 2025 were also a factor in the year-over-year decrease.
Gross profit increased by $3.6 million, or 9%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Gross margin was 73% for the three months ended June 30, 2025, compared to 66% for the three months ended June 30, 2024. Gross profit increased $3.3 million, or 4% during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Gross profit margin was 74% for the six months ended June 30, 2025, compared to 70% for the six months ended June 30, 2024. The increase in profit margin in both periods was primarily driven by an increase in software revenue and a decrease in hardware revenue, along with an increase in hardware margin due to favorable hardware customer mix and the prior year impact of the 2024 write-off.
The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies, including the Euro. The impact of changes in currency rates are estimated to have had an unfavorable impact on overall cost of goods sold of $0.2 million for three months ended June 30, 2025 and $0.1 million for six months ended June 30, 2025. Had currency rates during the three months ended June 30, 2025 been equal to rates in the comparable period of 2024, the gross margin would have been less than 1 percentage point higher, driven by the favorable currency rate impact to revenue. Had currency rates during the six months ended June 30, 2025 been equal to rates in the comparable period of 2024, the gross margin would have been less than 1 percentage point higher.

Additional information on our gross profit by segment follows.
•Security Solutions gross profit increased $2.2 million, or 7%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Security Solutions gross margin for the three months ended June 30, 2025 was 74%, compared to 67% for the three months ended June 30, 2024. The increase in gross margin was primarily due to an increase in software revenue and a decrease in hardware revenue, along with an increase in hardware margin due to favorable hardware customer mix. For the six months ended June 30, 2025, Security Solutions gross profit increased $0.8 million, or 1%, compared to the same period in 2024. Security Solutions gross margin for the six months ended June 30, 2025 was 75%, compared to 71% for the six months ended June 30, 2024. The increase in the gross margin was due to the same reasons set forth above.
•Digital Agreements gross profit increased $1.4 million, or 14%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Digital Agreements gross margin for the three months ended June 30, 2025 was 71%, compared to 63% for the three months ended June 30, 2024. The increase is primarily attributed to the prior year impact of the 2024 write-off discussed above. For the six months ended June 30, 2025, Digital Agreements gross profit increased $2.5 million, or 13%, compared to the same period in June 30, 2024. Digital Agreements gross margin for the six months ended June 30, 2025 was 71%, compared to 66% for the six months ended June 30, 2024. The increase in gross profit and gross margin was driven by higher cloud subscription revenue and the 2024 write-off, partially offset by lower term-based maintenance revenue.
Operating Expenses
Operating expenses increased by $0.8 million, or 2%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. For the three months ended June 30, 2025, changes in foreign exchange rates negatively impacted operating expenses by approximately $0.4 million as compared to the same period in 2024. Operating expenses decreased by $2.6 million, or 4%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. For the six months ended June 30, 2025, changes in foreign exchange rates negatively impacted operating expenses by approximately $0.2 million as compared to the same period in 2024.
The following table presents the breakout of operating expenses by category for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Operating costs
Sales and marketing	$11,505	$10,510	$22,962	$23,437
Research and development	9,444	8,341	17,372	16,600
General and administrative	11,779	11,557	21,326	21,564
Restructuring and other related charges	48	1,711	469	3,208
Amortization of intangible assets	685	585	1,241	1,180
Total operating costs	$33,461	$32,704	$63,370	$65,989

Sales and Marketing Expenses
Sales and marketing expenses for the three months ended June 30, 2025 increased by $1.0 million, or 9%, compared to the three months ended June 30, 2024. The increase in expense was driven primarily by increased commissions, stock-based compensation expense and the acquisition of Nok Nok Labs, offset by lower consulting costs. Sales and marketing expenses for the six months ended June 30, 2025 decreased by $0.5 million, or 2%, compared to the six months ended June 30, 2024. The decrease was driven primarily by lower employee compensation costs year-over-year which included decreases in salaries and benefits as a result of headcount reductions, along with decreased consulting and marketing costs, and lower travel and entertainment expenses. The decrease was partially offset by increased commissions, stock-based compensation expense and the acquisition of Nok Nok Labs.
Average full-time sales, marketing, support, and operating employee headcount for the three and six months ended June 30, 2025 was 163 and 160, respectively, compared to 166 and 175 for the three and six months ended June 30, 2024, respectively. Average headcount was 2% and 9% lower for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024.
Research and Development Expenses
Research and development expenses for the three months ended June 30, 2025 increased by $1.1 million, or 13%, compared to the three months ended June 30, 2024. Research and development expenses for the six months ended June 30, 2025 increased by $0.8 million, or 5%, compared to the six months ended June 30, 2024. The increase in expense for both periods was primarily driven by increased stock-based compensation expense, lower software capitalization, and people costs associated with the acquisition of Nok Nok Labs, partially offset by lower consulting costs and lower year-over-year software costs.
Average full-time research and development employee headcount for the three and six months ended June 30, 2025 was 228 and 225, respectively, compared to 239 and 245 for the three and six months ended June 30, 2024, respectively. Average headcount was less than 4% and 8% lower for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2025 increased by $0.2 million, or 2%, compared to the three months ended June 30, 2024. The increase in expense for the three months ended June 30, 2025 as compared to the prior year period was largely driven by increased stock-based compensation expense, the Nok Nok Labs acquisition, and higher consulting costs in 2025 compared to prior year, offset by lower employee compensation costs, which included a decrease in salaries, payroll taxes, and related benefits as a result of lower headcount as well as lower bonus accruals. General and administrative expenses for the six months ended June 30, 2025 decreased by $0.2 million, or 1%, compared to the six months ended June 30, 2024. The decrease in expense for the six months ended June 30, 2025 as compared to the prior year period was largely driven by lower employee compensation costs, which included a decrease in salaries, payroll taxes, and related benefits as a result of lower headcount as well as lower bonus accruals. This decrease was partially offset by increased stock-based compensation expense and higher consulting costs in 2025 compared to prior year.
Average full-time general and administrative employee headcount for the three and six months ended June 30, 2025 was 86 and 86, respectively, compared to 101 and 106 for the three and six months ended June 30, 2024, respectively. Average headcount was 15% and 19% lower for the three and six months ended June 30, 2025, compared to the same periods in 2024.
Restructuring and Other Related Charges
Restructuring and other related charges for the three months ended June 30, 2025 decreased by $1.7 million, or 97%, compared to the three months ended June 30, 2024, driven by minimal headcount reduction and vendor rationalization costs in 2025 compared to severance costs of $1.2 million incurred in 2024, as well as additional capitalized software and the prior year impact of the 2024 write-off. Restructuring and other related charges for the six months ended June 30, 2025 decreased by $2.7 million, or 85%, compared to the six months ended June 30, 2024. The decrease was largely due to minimal headcount reduction and vendor rationalization costs in 2025 compared to severance costs of $2.6 million incurred in 2024 as well as additional capitalized software and and the prior year impact of the 2024 write-off.

Amortization of Intangible Assets
Amortization of intangible assets expense for the three months ended June 30, 2025 increased by $0.2 million, or 17%, compared to the three months ended June 30, 2024. Amortization of intangible assets expense for the six months ended June 30, 2025 increased by less than $0.1 million, or 5%, compared to the six months ended June 30, 2024.
Segment Operating Income (Loss)
Information on our operating income (loss) by segment follows.
•Security Solutions operating income for the three months ended June 30, 2025 was $19.8 million, which was a year-over-year decrease of $0.9 million, or 4%, from the three months ended June 30, 2024. Operating income for the six months ended June 30, 2025 was $44.0 million, which was a year-over-year decrease of $2.6 million, or 6% from the six months ended June 30, 2024. The decrease was largely due to higher sales and marketing expenses and research and development expenses, including those from the acquisition of Nok Nok Labs.
•Digital Agreements operating income for the three and six months ended June 30, 2025 was $2.9 million and $6.2 million, respectively, compared to an operating loss of $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively. The improvement in operating income for the three and six months ended June 30, 2025 was driven by higher gross profit and lower operating expenses, including research and development expenses, sales and marketing expenses, employee compensation costs, marketing expenses, and travel and entertainment costs.
Interest income, net

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Interest income, net	$732	$521	$1,424	$622
Interest income, net, was $0.7 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively. Interest income, net, was $1.4 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively. The increase in interest income was due to higher average excess cash invested in the period compared to last year.
Other (Expense) Income, net

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Other (expense) income, net	$(669)	$331	$(678)	$622
Other (expense) income, net, primarily includes subsidies received from foreign governments in support of our research and development in those countries, exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, and other miscellaneous non-operational, non-recurring expenses.
Other expense, net, for both the three and six months ended June 30, 2025 was $0.7 million. Other income, net, for the three and six months ended June 30, 2024 was $0.3 million and $0.6 million, respectively. The change was largely driven by increased foreign exchange transaction losses in 2025 compared to foreign exchange transaction gains in 2024.
Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Provision for income taxes	$2,227	$1,936	$5,587	$2,970

We recorded income tax expense of $2.2 million and $1.9 million for the three months ended June 30, 2025 and 2024, respectively. Higher income tax expense for the three months ended June 30, 2025 was primarily attributable to an increase in income before taxes. We recorded income tax expense of $5.6 million and $3.0 million for the six months ended June 30, 2025 and 2024, respectively. The increase in income tax expense for the six months ended June 30, 2025 was primarily attributable to an increase in income before taxes and a $1.1 million tax benefit recorded during the six months ended June 30, 2024 in connection with a Mutual Agreement Procedure request. Additional information on this request can be found in our 2024 Annual Report on Form 10-K.
Liquidity and Capital Resources
At June 30, 2025, we had cash and cash equivalent balances of $92.9 million. Our cash and cash equivalents balance includes money market funds and U.S. treasury bills with maturities at acquisition of less than three months.
At December 31, 2024, we had cash and cash equivalent balances of $83.2 million.
We are party to lease agreements that require letters of credit to secure the obligations, which totaled $0.2 million as of December 31, 2024. The restricted cash related to the letters of credit will be held for a period greater than 12 months, and therefore, is recorded as "Restricted cash" and a long-term asset on the condensed consolidated balance sheets. The Company had an immaterial restricted cash balance recorded as "Other current assets" as of June 30, 2025.
As of June 30, 2025, we held $65.1 million of cash and cash equivalents in subsidiaries outside of the United States. Of that amount, $63.8 million is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.
We believe that our financial resources are adequate to meet our operating needs over the next twelve months.
Our cash flows are as follows:

	Six Months Ended June 30,
(In thousands)	2025	2024
Cash provided by (used in):
Operating activities	$35,583	$29,262
Investing activities	(15,540)	(5,360)
Financing activities	(12,167)	(2,031)
Effect of foreign exchange rate changes on cash and cash equivalents	1,679	(1,098)
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
For the six months ended June 30, 2025, $35.6 million of cash was provided by operating activities. This was driven by a higher net income for the period and a higher decrease in our accounts receivable balance, partially offset by a decrease in deferred revenue. For the six months ended June 30, 2024, $29.3 million of cash was provided by operating activities.
Our working capital at June 30, 2025 was $73.9 million compared to $64.6 million at December 31, 2024. The increase was driven by lower deferred revenue and accrued wages and payroll taxes and by increased cash and cash equivalents and contract assets, partially offset by lower accounts receivable and higher other accrued expenses.

Investing Activities
Changes in cash flows from investing activities primarily relate to timing of purchases, maturities and sales of investments, purchases of property and equipment, capitalized software activities, and activity in connection with acquisitions. We expect to continue to purchase property and equipment to support the growth of our business as well as to continue to invest in our infrastructure and activity in connection with potential acquisitions.
For the six months ended June 30, 2025, net cash used in investing activities was $15.5 million, compared to net cash used in investing activities of $5.4 million for the six months ended June 30, 2024. Cash used in investing activities primarily consisted of cash paid for the acquisition of Nok Nok Labs and additions to property and equipment.
Financing Activities
Changes in cash flows from financing activities primarily relate to dividends paid, purchases of common stock under our share repurchase program (when applicable) and tax payments for restricted stock issuances.
Cash of $12.2 million used in financing activities during the six months ended June 30, 2025 was attributable to dividends paid and tax payments for stock issuances. Cash of $2.0 million used in financing activities during the six months ended June 30, 2024 was attributable to tax payments for stock issuances and cash paid for the holdback component of a prior year acquisition.
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

At June 30, 2025, we reported ARR of $177.8 million, which was 8% higher than ARR of $165.3 million at June 30, 2024. The contribution to ARR from our acquisition of Nok Nok Labs was $8.1 million and consisted primarily of the annualized value of the active portions of the company's term-based license contracts, and to a lesser extent, its SaaS and maintenance contracts. Changes in foreign exchange rates as compared to the prior year negatively impacted ARR by approximately $0.5 million.
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
We reported NRR of 101% at June 30, 2025 as compared to 112% at June 30, 2024. The year-over-year change in NRR was primarily due to a decrease in expansion contracts following a strong increase in expansion contracts during the quarter ended June 30, 2024, and to a lesser extent, an increase in contracts that reduced in value, or contracted.
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

The following table reconciles net income as reported on our condensed consolidated statements of operations to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net income	$8,342	$6,553	$22,847	$20,021
Interest income, net	(732)	(521)	(1,424)	(622)
Provision for income taxes	2,227	1,936	5,587	2,970
Depreciation and amortization of intangible assets (1)	2,456	2,063	4,585	4,145
Long-term incentive compensation and related payroll tax expense (2)	3,678	2,017	6,926	4,063
Restructuring and other related charges (3)	88	3,218	534	4,734
Other non-recurring items (4)	1,579	906	1,618	1,077
Adjusted EBITDA	$17,638	$16,172	$40,673	$36,388
(1) Includes cost of sales depreciation and amortization expense directly related to delivering cloud subscription revenue of $1.3 million and $2.3 million for the three and six months ended June 30, 2025, respectively, and $0.9 million and $1.7 million for the three and six months ended June 30, 2024, respectively. Costs are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
(2) Long-term incentive compensation and related payroll tax expense includes stock-based compensation and related payroll tax expense, and cash incentive grants awarded to employees located in jurisdictions where we do not issue stock-based compensation due to tax, regulatory or similar reasons. The immaterial expense associated with these cash incentive grants was less than $0.1 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and less than $0.1 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively.
Starting January 1, 2025, employer payroll taxes related to employee stock-based award transactions are included in long-term incentive compensation and related payroll tax expense. Prior period amounts have been adjusted to reflect these changes. We are excluding these payroll taxes from Adjusted EBITDA results since they are tied to the timing and size of the vesting of the underlying stock-based awards and the price of our common stock at the time of vesting, which may vary from period to period independent of our operating performance. Employer payroll taxes related to employee stock-based award transactions amounted to $0.2 million and less than $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $0.7 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively.
(3) Includes write-offs of intangible assets and property and equipment, net, of $0.8 million and $1.0 million, respectively, for the three and six months ended June 30, 2024. Costs are recorded in "Services and other cost of goods sold" and "Restructuring and other related charges," respectively, on the condensed consolidated statements of operations.
Includes restructuring and other related charges of less than $0.1 million and $0.1 million for the three and six months ended June 30, 2025, respectively, and less than $0.1 million for both the three and six months ended June 30, 2024. These charges are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
(4) For the three months ended June 30, 2025 and 2024, other non-recurring items consist of $1.6 million and $0.9 million, respectively, of fees related to non-recurring projects. For the six months ended June 30, 2025 and 2024, other non-recurring items consist of $1.6 million and $1.1 million, respectively, of fees related to non-recurring projects.

Adjusted EBITDA for the three months ended June 30, 2025 was $17.6 million compared to $16.2 million for the three months ended June 30, 2024. The increase was largely driven by lower cost of sales, partially offset by increased operating expenses and other expense, net. Adjusted EBITDA for the six months ended June 30, 2025 was $40.7 million compared to $36.4 million for the six months ended June 30, 2024. The increase for both periods was largely driven by lower cost of sales as well as lower operating expenses and higher interest income, partially offset by increased other expense, net . Year-over-year changes in foreign exchange rates favorably impacted Adjusted EBITDA by approximately $0.4 million for the three months ended June 30, 2025 and favorably impacted Adjusted EBITDA by approximately $0.2 million for the six months ended June 30, 2025.

Critical Accounting Policies
Our accounting policies are fully described in Note 1, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2024 and Note 2, Summary of Significant Accounting Policies, of our interim Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the three months ended June 30, 2025.
Item 3 - Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the three months ended June 30, 2025. For additional information, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our Form 10-K.
Item 4 - Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2025.
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
For further information regarding our legal proceedings and claims, see Note 17, Legal Proceedings and Contingencies, included in Part I, Item 1, Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q.
Item 1A – Risk Factors
There have been no material changes in or additions to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025 and Part II, Item IA of our Quarterly Report on Form 10-Q for the three months ended March 31, 2025 filed with the SEC on May 1, 2025.

Item 2 – Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company of its shares of common stock during the second quarter of 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2025 through April 30, 2025	—	$—	—	$—
May 1, 2025 through May 31, 2025	—	$—	—	$—
June 1, 2025 through June 30, 2025	—	$—	—	$—
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
Item 6 - Exhibits

Exhibit 10.1 - Amended and Restated 2019 Omnibus Incentive Plan

Exhibit 10.2 - Credit Agreement, dated as of June 23, 2025, by and among OneSpan Inc., as Borrower, certain subsidiaries of OneSpan Inc., as Guarantors, the Lenders party thereto, and MUFG Bank, Ltd., as Administrative Agent, Swingline Lender and L/C Issuer (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 23, 2025)

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2025

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2025.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2025.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2025

Exhibit 101.INS – Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit 101.SCH – Inline XBRL Taxonomy Extension Schema Document

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2025.

OneSpan Inc.

/s/ Victor Limongelli
Victor Limongelli
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jorge Martell
Jorge Martell
Chief Financial Officer
(Principal Financial and Accounting Officer)