Form 10-Q
period 2025-09-30
OneSpan Inc.
filed 2025-10-30
CIK 1044777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 38,027,123 shares of Common Stock, $0.001 par value per share, outstanding at October 28, 2025.

OneSpan Inc.
Form 10-Q
For the Quarter Ended September 30, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
OneSpan Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$85,554	$83,160
Accounts receivable, net of allowances of $704 at September 30, 2025 and $1,600 at December 31, 2024	27,480	56,229
Inventories, net	11,236	10,792
Prepaid expenses	6,877	6,547
Contract assets	16,718	8,687
Other current assets	9,665	9,479
Total current assets	157,530	174,894
Property and equipment, net	21,368	20,966
Operating lease right-of-use assets	7,697	7,725
Goodwill	102,291	92,365
Intangible assets, net of accumulated amortization	9,983	7,481
Deferred income taxes	28,993	20,516
Other assets	15,661	14,787
Total assets	$343,523	$338,734
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,378	$13,310
Deferred revenue	50,535	67,465
Accrued wages and payroll taxes	11,289	13,793
Short-term income taxes payable	9,343	4,403
Dividend payable	564	4,765
Other accrued expenses	7,888	6,339
Deferred compensation	34	200
Total current liabilities	90,031	110,275
Long-term deferred revenue	2,817	3,390
Long-term lease liabilities	6,451	6,932
Deferred income taxes	1,008	3,680
Other long-term liabilities	4,893	1,927
Total liabilities	105,200	126,204
Commitments and contingencies
Stockholders' equity
Preferred stock: 500 shares authorized, none issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock: $0.001 par value per share, 75,000 shares authorized; 42,125 and 41,782 shares issued; 37,953 and 38,058 shares outstanding at September 30, 2025 and December 31, 2024, respectively	38	38
Additional paid-in capital	127,726	122,534
Treasury stock, at cost: 4,172 and 3,724 shares outstanding at September 30, 2025 and December 31, 2024, respectively	(53,677)	(47,380)
Retained earnings	170,940	151,256
Accumulated other comprehensive loss	(6,704)	(13,918)
Total stockholders' equity	238,323	212,530
Total liabilities and stockholders' equity	$343,523	$338,734
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Product and license	$27,712	$28,640	$97,189	$98,875
Services and other	29,344	27,602	83,076	83,133
Total revenue	57,056	56,242	180,265	182,008

Cost of goods sold
Product and license	7,030	7,394	24,044	28,347
Services and other	8,023	7,300	23,160	24,377
Total cost of goods sold	15,053	14,694	47,204	52,724

Gross profit	42,003	41,548	133,061	129,284

Operating costs
Sales and marketing	11,391	10,138	34,353	33,574
Research and development	8,796	7,533	26,168	24,133
General and administrative	12,152	11,343	33,478	32,907
Amortization of intangible assets	741	585	1,982	1,766
Restructuring and other related charges	696	697	1,165	3,905
Total operating costs	33,776	30,296	97,146	96,285

Operating income	8,227	11,252	35,915	32,999

Interest income, net	388	624	1,812	1,246
Other (expense) income, net	(208)	(1,915)	(886)	(1,293)

Income before income taxes	8,407	9,961	36,841	32,952
Provision for income taxes	1,893	1,688	7,480	4,658

Net income	$6,514	$8,273	$29,361	$28,294

Net income per share
Basic	$0.17	$0.21	$0.77	$0.74
Diluted	$0.17	$0.21	$0.76	$0.73

Weighted average common shares outstanding
Basic	38,136	38,695	38,149	38,323
Diluted	38,768	39,458	38,845	38,864
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$6,514	$8,273	$29,361	$28,294
Other comprehensive income (loss)
Cumulative translation adjustment, net of tax	(934)	5,907	7,287	3,764
Pension adjustment, net of tax	(25)	(32)	(73)	(91)
Unrealized gain on available-for-sale securities	—	(2)	—	—
Comprehensive income	$5,555	$14,146	$36,575	$31,967
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)
For the Three and Nine Months Ended September 30, 2025:

Description	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	38,058	$38	3,724	$(47,380)	$122,534	$151,256		$(13,918)	$212,530
Net income	—	—	—	—	—	14,505		—	14,505
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—		2,674	2,674
Stock-based compensation	—	—	—	—	2,776	—		—	2,776
Vesting of restricted stock awards	179	—	—	—	—	—		—	—
Tax payments for stock issuances	(80)	—	—	—	(1,327)	—		—	(1,327)
Dividends declared ($0.12 per share)	—	—	—	—	—	(15)		—	(15)
Pension adjustment, net of tax	—	—	—	—	—	—		(24)	(24)
Balance at March 30,2025	38,157	$38	3,724	$(47,380)	$123,983	$165,746		$(11,268)	$231,119
Net income	—	—	—	—	—	8,342		—	8,342
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—		5,547	5,547
Stock-based compensation	—	—	—	—	3,451	—		—	3,451
Vesting of restricted stock awards	157	—	—	—	—	—		—	—
Tax payments for stock issuances	(63)	—	—	—	(1,078)	—		—	(1,078)
Dividends declared ($0.12 per share)	—	—	—	—	—	(4,850)		—	(4,850)
Pension adjustment, net of tax	—	—	—	—	—	—		(24)	(24)
Balance at June 30,2025	38,251	$38	3,724	$(47,380)	$126,356	$169,238		$(5,745)	$242,507
Net income	—	—	—	—	—	6,514		—	6,514
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—		(934)	(934)
Stock-based compensation	—	—	—	—	3,374	—		—	3,374
Vesting of restricted stock awards	287	—	—	—	—	—		—	—
Tax payments for stock issuances	(137)	—	—	—	(2,004)	—		—	(2,004)
Share repurchases	(448)	—	448	(6,297)	—	—		—	(6,297)
Dividends declared ($0.12 per share)	—	—	—	—	—	(4,812)		—	(4,812)
Pension adjustment, net of tax	—	—	—	—	—	—		(25)	(25)
Balance at September 30, 2025	37,953	$38	4,172	$(53,677)	$127,726	$170,940	0	$(6,704)	$238,323

See accompanying notes to condensed consolidated financial statements.

For the Three and Nine Months Ended September 30, 2024:

Description	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	37,519	$38	3,724	$(47,377)	$118,620	$98,939		$(11,079)	$159,141
Net income	—	—	—	—	—	13,468		—	13,468
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—		(1,655)	(1,655)
Stock-based compensation	—	—	—	—	1,540	—		—	1,540
Vesting of restricted stock awards	402	—	—	—	—	—		—	—
Tax payments for stock issuances	(153)	—	—	—	(1,595)	—		—	(1,595)
Pension adjustment, net of tax	—	—	—	—	—	—		(30)	(30)
Balance at March 31, 2024	37,768	$38	3,724	$(47,377)	$118,565	$112,407		$(12,764)	$170,869
Net income	—	—	—	—	—	6,553		—	6,553
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—		(488)	(488)
Stock-based compensation	—	—	—	—	1,908	—		—	1,908
Vesting of restricted stock awards	29	—	—	—	—	—		—	—
Tax payments for stock issuances	(11)	—	—	—	(236)	—		—	(236)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—		2	2
Pension adjustment, net of tax	—	—	—	—	—	—		(29)	(29)
Balance at June 30, 2024	37,786	$38	3,724	$(47,377)	$120,237	$118,960		$(13,279)	$178,579
Net income	—	—	—	—	—	8,273		—	8,273
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—		5,907	5,907
Share-based compensation	—	—	—	—	2,662	—		—	2,662
Vesting of restricted stock awards	205	—	—	—	—	—		—	—
Tax payments for stock issuances	(81)	—	—	—	(801)	—		—	(801)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—		(2)	(2)
Pension adjustment, net of tax	—	—	—	—	—	—		(32)	(32)
Balance at September 30, 2024	37,910	$38	3,724	$(47,377)	$122,098	$127,233	0	$(7,406)	$194,586
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$29,361	$28,294
Adjustments to reconcile net income from operations to net cash provided by operations:
Depreciation and amortization of intangible assets	7,152	6,086
Loss on disposal of asset	27	—
Write-off of intangible assets	—	804
Write-off of property and equipment, net	709	1,053
Deferred tax expense (benefit)	(2,716)	(14)
Stock-based compensation	9,601	6,110
Recovery of credit losses	(303)	(124)
Changes in operating assets and liabilities, net of the effects from acquisition:
Accounts receivable, net	32,702	35,552
Inventories, net	909	2,639
Contract assets	(7,758)	(2,080)
Accounts payable	(3,935)	(4,197)
Income taxes payable	4,763	519
Accrued expenses	(2,198)	(9,491)
Deferred compensation	(166)	(150)
Deferred revenue	(22,030)	(22,165)
Other assets and liabilities	767	405
Net cash provided by operating activities	46,885	43,241

Cash flows from investing activities:
Additions to property and equipment	(6,018)	(7,273)
Additions to intangible assets	(54)	(53)
Cash paid for acquisition of business, net of cash acquired	(13,943)	—
Net cash used in investing activities	(20,015)	(7,326)

Cash flows from financing activities:
Dividends paid	(13,878)	—
Contingent payment related to acquisition	—	(200)
Payment of debt issuance costs	(1,739)	—
Tax payments for restricted stock issuances	(4,409)	(2,632)
Repurchase of common stock	(6,297)	—
Net cash used in financing activities	(26,323)	(2,832)

Effect of exchange rate changes on cash	1,676	1,215

Net increase in cash	2,223	34,298
Cash, cash equivalents, and restricted cash, beginning of period	83,331	43,530
Cash, cash equivalents, and restricted cash, end of period	$85,554	$77,828
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
Dividends
During the three months ended September 30, 2025, the Company paid its quarterly cash dividend declared on August 5, 2025 as part of a recurring quarterly dividend program. The quarterly cash dividend of $0.12 per share was paid to shareholders of record as of the close of business on August 15, 2025. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors.
Share Repurchase Program
During the three months ended September 30, 2025, the Company repurchased 0.4 million shares of its common stock for $6.3 million under its share repurchase program adopted in May 2024. As of September 30, 2025, approximately $43.7 million remained available for potential future repurchases under the repurchase program.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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

Foreign Currency Translation and Transactions
The financial position and results of operations of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other (expense) income, net. Foreign exchange transaction losses aggregated to $0.2 million and $1.3 million for the three and nine months ended September 30, 2025 respectively. Foreign exchange transaction losses aggregated to $2.0 million and $1.8 million for the three and nine months ended September 30, 2024, respectively.
Note 2 – Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025 that impact the Company’s condensed consolidated financial statements and related notes.
Restricted Cash
The Company was a party to lease agreements that require letters of credit to secure the obligations, which totaled $0.2 million as of December 31, 2024. The restricted cash related to the letters of credit that were held for a period greater than 12 months, and, therefore, was recorded as "Other assets" on the condensed consolidated balance sheets. The Company had no restricted cash balance recorded as of September 30, 2025.
Other Accrued Expenses
Other accrued expenses consist of the following:

(In thousands)	September 30, 2025	December 31, 2024
Current operating lease liabilities	$2,324	$2,351
Accrued sales tax and VAT	473	1,127
Other accrued expenses	4,216	1,980
Accrued professional fees	875	881
Total	$7,888	$6,339
Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. Public business entities are required to adopt for annual fiscal periods beginning after December 15, 2024 and early adoption is permitted. ASU 2023-09 is expected to impact the Company's income tax disclosures beginning with the consolidated financial statements included in the Annual Report on Form 10-K for fiscal year ending December 31 ,2025, but will have no impact on the Company's results of operations, cash flows, or financial condition.
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
In September 2025, the FASB issued ASU 2025-06, Intangible – Goodwill and Other – Internal-Use Software (Subtopic 350-40)– Targeted Improvements to the Accounting for Internal Use Software, to improve the guidance for the costs to develop software for internal use. Within the updated guidance, the FASB removed reference to prescriptive sequential software development stages. Instead, management will begin capitalizing eligible cost (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. This update is effective for annual reporting periods beginning after December 15, 2027. This update can be applied on a prospective basis, on a modified basis for in-process projects, or on a retrospective basis. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.
Note 3 – Segment Information
Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and regularly provided to the chief operating decision maker (CODM), in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company's reportable segments are business units that offer different products and services and are as follows:
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
The tables below set forth information about the Company’s operating segments for the three and nine months ended September 30, 2025 and 2024, along with the items necessary to reconcile the segment information to the totals reported in the accompanying condensed consolidated financial statements.

	Three Months Ended September 30, 2025
(In thousands, except percentages)	Security Solutions	Digital Agreements	Corporate and Other	Total
Revenue	$40,322	$16,734	$—	$57,056
Cost of goods sold	10,325	4,728	—	15,053
Gross profit	29,997	12,006	—	42,003

Gross margin	74%	72%	*	74%

Sales and marketing	7,202	3,443	746	11,391
Research and development	5,689	2,917	190	8,796
Other segment items (1)(3)	431	1,487	11,671	13,589
Operating income (loss) (2)(4)	16,675	4,159	(12,607)	8,227

Interest income, net				388
Other income (expense), net				(208)
Income before income taxes				$8,407

	Three Months Ended September 30, 2024
(In thousands, except percentages)	Security Solutions	Digital Agreements	Corporate and Other	Total
Revenue	$40,837	$15,405	$—	$56,242
Cost of goods sold	10,320	4,374	—	14,694
Gross profit	30,517	11,031	—	41,548

Gross margin	75%	72%	*	74%

Sales and marketing	6,303	2,819	1,016	10,138
Research and development	3,843	3,671	19	7,533
Other segment items (1)(3)	171	1,122	11,332	12,625
Operating income (loss) (2)(4)	20,200	3,419	(12,367)	11,252

Interest income, net				624
Other income (expense), net				(1,915)
Income before income taxes				$9,961

	Nine Months Ended September 30, 2025
(In thousands, except percentages)	Security Solutions	Digital Agreements	Corporate and Other	Total
Revenue	$132,270	$47,995	$—	$180,265
Cost of goods sold	33,365	13,839	—	47,204
Gross profit	98,905	34,156	—	133,061

Gross margin	75%	71%	*	74%

Sales and marketing	21,402	10,313	2,638	34,353
Research and development	15,966	9,510	692	26,168
Other segment items (1)(3)	902	3,930	31,793	36,625
Operating income (loss) (2)(4)	60,635	10,403	(35,123)	35,915

Interest income, net				1,812
Other income (expense), net				(886)
Income before income taxes				$36,841

	Nine Months Ended September 30, 2024
(In thousands, except percentages)	Security Solutions	Digital Agreements	Corporate and Other	Total
Revenue	$136,728	$45,280	$—	$182,008
Cost of goods sold	38,108	14,616	—	52,724
Gross profit	98,620	30,664	—	129,284

Gross margin	72%	68%	*	71%

Sales and marketing	18,380	11,940	3,254	33,574
Research and development	11,941	12,118	74	24,133
Other segment items (1)(3)	1,529	3,606	33,443	38,578
Operating income (loss) (2)(4)	66,770	3,000	(36,771)	32,999

Interest income, net				1,246
Other income (expense), net				(1,293)
Income before income taxes				$32,952
*Percentage not meaningful.
(1)     Security Solutions other segment items includes general and administrative expense, restructuring and other related charges, and amortization of intangibles for the three months ended and September 30, 2025 and 2024, and for the nine months ended September 30, 2025 and 2024.
(2)     Security Solutions operating income includes $0.4 million and $0.7 million of total amortization and depreciation expense for the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2024, respectively.
Security Solutions operating income includes less than $0.1 million and $0.3 million of restructuring and other related charges for the three and nine months ended September 30, 2025, respectively. Security Solutions operating income includes $0.2 million and $1.6 million of restructuring and other related charges for the three and nine months ended September 30, 2024, respectively.

(3)     Digital Agreements other segment items includes general and administrative expense, restructuring and other related charges, and amortization of intangibles for the three and nine months ended September 30, 2025 and 2024.
(4) Digital Agreements operating income includes $1.9 million and $5.5 million of total amortization and depreciation expense for the three and nine months ended September 30, 2025, respectively. Digital Agreements operating income includes $1.5 million and $4.6 million of total amortization and depreciation expense for the three and nine months ended September 30, 2024, respectively.
Digital Agreements operating income includes $0.0 million and $0.2 million of restructuring and other related charges for the three and nine months ended September 30, 2025, respectively. Digital Agreements operating income includes $0.4 million and $1.4 million of restructuring and other related charges for the three and nine months ended September 30, 2024, respectively.
The following tables illustrate the disaggregation of revenues by category and services, including a reconciliation of the disaggregated revenues to revenues from the Company’s two reportable operating segments for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025		2024
(In thousands)	Security Solutions	Digital Agreements	Security Solutions	Digital Agreements
Subscription	$21,106	$16,674	$18,603	$15,045
Maintenance and support	8,860	26	9,317	327
Professional services and other (1)	626	34	820	33
Hardware products	9,730	—	12,097	—
Total Revenue	$40,322	$16,734	$40,837	$15,405

	Nine Months Ended September 30,
	2025		2024
(In thousands)	Security Solutions	Digital Agreements	Security Solutions	Digital Agreements
Subscription	$69,780	$47,793	$59,642	$43,641
Maintenance and support	25,510	75	29,125	1,321
Professional services and other (1)	2,171	127	3,548	318
Hardware products	34,809	—	44,413	—
Total Revenue	$132,270	$47,995	$136,728	$45,280
(1) Professional services and other includes perpetual software licenses revenue, which was immaterial for the three and nine months ended September 30, 2025 and approximately 1% of total revenue for the three and nine months ended September 30, 2024.
Asset information by segment is not reported to or reviewed by the CODM to allocate resources, and therefore, the Company has not disclosed asset information for the segments.

Note 4 – Revenue from Contracts with Customers
The following tables present the Company’s revenues disaggregated by major products and services, geographical region and timing of revenue recognition.
Revenue by major products and services

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Subscription	$37,780	$33,648	$117,573	$103,283
Maintenance and support	8,886	9,644	25,585	30,446
Professional services and other (1)	660	853	2,298	3,866
Hardware products	9,730	12,097	34,809	44,413
Total Revenue	$57,056	$56,242	$180,265	$182,008
(1) Professional services and other includes perpetual software licenses revenue, which was immaterial for the three and nine months ended September 30, 2025 and approximately less than 1% of total revenue for the three and nine months ended September 30, 2024.
Revenue by location of customer
We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes North, Central, and South America; and 3) Asia Pacific (APAC), which includes Australia and New Zealand. The breakdown of revenue in each of our major geographic areas was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	2025	2024
Revenue
EMEA	$21,430	$22,342	$75,834	$79,377
Americas	26,105	22,106	71,079	64,549
APAC	9,521	11,794	33,352	38,082
Total revenue	$57,056	$56,242	$180,265	$182,008

% of Total Revenue
EMEA	38%	40%	42%	44%
Americas	46%	39%	39%	35%
APAC	16%	21%	19%	21%
Timing of revenue recognition

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Products and licenses transferred at a point in time	$27,712	$28,640	$97,189	$98,875
Services transferred over time	29,344	27,602	83,076	83,133
Total Revenue	$57,056	$56,242	$180,265	$182,008

Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(In thousands)	2025	2024
Receivables, inclusive of trade and unbilled	$27,480	$56,229
Contract Assets (current and non-current)	$19,285	$10,686
Contract Liabilities (Deferred Revenue current and non-current)	$53,352	$70,855
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
Revenue recognized during the nine months ended September 30, 2025 included $58.2 million that was included on the December 31, 2024 consolidated balance sheet in contract liabilities. Deferred revenue decreased in the same period due to timing of annual renewals.
Transaction price allocated to the remaining performance obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of the period. The following table includes expected revenue to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2025:

(In thousands)	2025	2026	2027	Beyond 2027	Total
Future revenue related to current unsatisfied performance obligations	$18,923	$50,580	$23,775	$9,309	$102,587
The Company applies practical expedients and does not disclose information about remaining performance obligations (a) that have original expected durations of one year or less, or (b) where revenue is recognized as invoiced.
Costs of obtaining a contract
The Company incurs incremental costs related to commissions, which can be directly tied to obtaining a contract. The Company capitalizes commissions associated with certain new contracts and amortizes the costs over a period of up to 5 years, which is the determined benefit period based on the estimated customer relationship period or customer benefit period. The Company determined the period of benefit by taking into consideration the customer contracts, its technology and other factors, including customer attrition. Commissions are earned upon invoicing to the customer. For contracts with multiple year payment terms, because the commissions that are payable after year 1 are payable based on continued employment, they are expensed when incurred. Commissions and amortization expense are included in “Sales and Marketing” expense in the condensed consolidated statements of operations.
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

The following tables provide information related to the capitalized costs and amortization recognized in the current and prior period within "Other current assets" and "Other assets" on the condensed consolidated balance sheets:

(In thousands)	September 30, 2025	December 31, 2024
Capitalized costs to obtain contracts, current	$4,810	$4,478
Capitalized costs to obtain contracts, non-current	$11,645	$12,431

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Amortization of capitalized costs to obtain contracts	$1,270	$1,056	$3,630	$2,882
Note 5 – Inventories, net
Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method.
Inventories, net consist of the following:

(In thousands)	September 30, 2025	December 31, 2024
Component parts	$4,644	$4,385
Finished goods	6,592	6,407
Total	$11,236	$10,792
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
Pursuant to the terms of the Merger Agreement, the total provisional purchase consideration for the acquisition was $18.4 million, consisting of $13.9 million in cash consideration paid, $1.8 million in cash acquired, and $2.7 million in deferred consideration. The $2.7 million (the "Holdback Amount") has been held back as security for potential indemnity claims made by the Company. Any unused portion of the Holdback Amount will be released to Nok Nok Labs security holders 18 months after the acquisition date. The Company incurred transaction related expenses of $1.1 million in connection with the acquisition of Nok Nok Labs, which expenses are included in general and administrative expenses on the condensed consolidated statement of operations for the three and nine months ended September 30, 2025.

Nok Nok Labs is allocated entirely to the Company's Security Solutions reportable operating segment. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

(In thousands)	As of Date of Opening Balance Sheet
Fair value of assets acquired and and liabilities assumed:
Cash and cash equivalents	$1,751
Accounts receivable, net	2,030
Prepaid expenses	120
Property and equipment, net	20
Other assets	40
Operating lease right-of-use assets	149
Developed technology	3,100
Customer relationships	1,300
Goodwill	5,414
Deferred tax asset, net of valuation allowance	9,263
Accounts payable	(449)
Other accrued expenses	(171)
Short-term lease liabilities	(165)
Deferred revenue	(2,877)
State income tax liability	(159)
Deferred tax liability	(972)
Total net assets acquired	$18,394

Total consideration	$18,394
Hold back	(2,700)
Cash acquired	(1,751)
Cash paid for acquisition of business, net of cash acquired	$13,943
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
The condensed consolidated financial statements for the nine months ended September 30, 2025 include the results of operations related to the Nok Nok Labs acquisition from the June 4, 2025 acquisition date through September 30, 2025.

The initial accounting for the acquisition is not complete, and measurement period adjustments may be recorded in fiscal year 2025, but no later than one year from the acquisition date. The areas that remain provisional primarily relate to (i) the assessment of deferred income tax assets, including the impact of the ongoing Section 382 analysis and (ii) the finalization of the net working capital adjustment, which is required to be settled within 90 days of the acquisition date, subject to seller shareholder approval and requests for extensions, and may impact the total purchase consideration. The Company believes the information currently available provides a reasonable basis for the provisional fair values of assets acquired and liabilities assumed. The Company will continue to evaluate these items and record necessary adjustments within the allowable measurement period.
The financial impact of this acquisition was not material to the condensed consolidated financial statements, and therefore, the Company has not presented pro forma results of operations for the acquisition. Furthermore, revenue and net income from Nok Nok Labs have not been separately presented for the three and nine months ended September 30, 2025 as they were immaterial to the Company's overall revenue and net income for the period.
Note 7 – Goodwill
The following table presents the changes in goodwill during the nine months ended September 30, 2025:

(In thousands)	Security Solutions	Digital Agreements	Total
Net balance at December 31, 2024	$71,760	$20,605	$92,365
Foreign currency exchange rate effect	3,528	984	4,512
Acquisition during the period (1)	5,414	—	5,414
Net balance at September 30, 2025	$80,702	$21,589	$102,291
(1) Represents goodwill recorded in conjunction with the acquisition of Nok Nok Labs during the nine months ended September 30, 2025. See Note 6 , Business Acquisitions, for additional information.
No impairment of goodwill was recorded during the nine months ended September 30, 2025 and 2024.
Note 8 – Intangible Assets, net
Intangible assets, net as of September 30, 2025 and December 31, 2024 consist of the following:

		As of September 30, 2025		As of December 31, 2024
(In thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	6	$3,100	$172	$—	$—
Customer relationships	5 to 12	36,506	30,418	34,653	28,091
Patents, trademarks, and other	10 to 20	13,468	12,501	13,356	12,437
Total		$53,074	$43,091	$48,009	$40,528
Amortization expense was $0.7 million and $2.0 million for the three and nine months ended September 30, 2025 respectively, compared to $0.6 million and $2.0 million for the three and nine months ended September 30, 2024 respectively. There was no cost of sales amortization expense for the three and nine months ended September 30, 2025, Amortization expense includes cost of sales amortization expense of $0 and $0.2 million for the three and nine months ended September 30, 2024 respectively, directly related to delivering cloud subscription revenue. Costs are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
Certain intangible assets are denominated in functional currencies besides the U.S. Dollar and are subject to currency fluctuations.

In connection with the continued execution of cost reductions, the Company decided to stop any incremental development investments supporting its previously acquired blockchain technology and related commercial efforts (see Note 18, Restructuring and Other Related Charges). This asset contributed no revenue as it was still in its investment stage. As a result, the Company wrote-off $0.8 million that is recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations for the nine months ended September 30, 2024.
There was no impairment of intangible assets recorded during the nine months ended September 30, 2025 and 2024.
Note 9 – Property and Equipment, net
The following table presents the major classes of property and equipment, net, as of September 30, 2025 and December 31, 2024:

(In thousands)	September 30, 2025	December 31, 2024
Office equipment and software	$9,652	$8,658
Leasehold improvements	7,998	7,639
Furniture and fixtures	3,828	3,519
Capitalized software	23,788	19,298
Total	45,266	39,114
Accumulated depreciation	(23,898)	(18,148)
Property and equipment, net	$21,368	$20,966
Depreciation expense was $1.8 million and $5.2 million for the three and nine months ended September 30, 2025, respectively, compared to $1.4 million and $4.1 million for the three and nine months ended September 30, 2024, respectively. Depreciation expense includes cost of sales depreciation expense directly related to delivering cloud subscription revenue of $1.3 million and $3.7 million for the three and nine months ended September 30, 2025, respectively, and $0.7 million and $2.2 million for the three and nine months ended September 30, 2024, respectively. Costs of sales depreciation expense is recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
During the three and nine months ended September 30, 2025, the Company recorded a write-off of $0.7 million for capitalized labor, of which $0.3 million was recognized in "Services and other cost of goods sold" on the condensed consolidated statements of operations for the nine months ended September 30, 2025. The remaining write-off amount of $0.4 million was recognized in "Restructuring and other related charges" on the condensed consolidated statements of operations for the three and nine months ended September 30, 2025. In connection with the continued execution of cost reductions, the Company decided to stop any incremental development investments supporting its previously acquired blockchain technology and related commercial efforts . As a result, the Company wrote off the internal capitalized software used to build out connection points for its blockchain technology and its e-signature product (see Note 18, Restructuring and Other Related Charges). The total write-off amounted to $1.0 million within property and equipment, net, of which $0.7 million was recognized in "Services and other cost of goods sold" on the condensed consolidated statements of operations for the nine months ended September 30, 2024. The remaining write-off amount of $0.3 million was recognized in "Restructuring and other related charges" on the condensed consolidated statements of operations for the nine months ended September 30, 2024.
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
The following tables summarize the Company’s financial assets by level in the fair value hierarchy, which are measured at fair value on a recurring basis, as of September 30, 2025 and December 31, 2024:

	Fair Value Measurement at Reporting Date Using
(In thousands)	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$28,989	$28,989	$—	$—

	Fair Value Measurement at Reporting Date Using
(In thousands)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Bills	$3,500	$3,500	$—	$—
Money Market Funds	$51,690	$51,690	$—	$—
The Company classifies its investments in debt securities as available-for-sale. The Company reviews available-for-sale debt securities for impairments related to losses and other factors each quarter. The unrealized gains and losses on the available-for-sale debt securities were not material as of September 30, 2025 and December 31, 2024. The Company did not have any financial liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.
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
The changes in the allowance for credit losses during the nine months ended September 30, 2025 were as follows:

(In thousands)
Balance at December 31, 2024	$1,600
Recovery of credit loss	(303)
Write-offs	(593)
Balance at September 30, 2025	$704

Note 12 – Debt

On June 23, 2025, the Company entered into a $100.0 million credit agreement (the “Credit Agreement) with MUFG Bank, Ltd ("MUFG"), as administrative agent, swingline lender and L/C issuer, and other lenders party thereto. The Credit Agreement provides for a $100.0 million revolving credit facility with a $10.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit. As of September 30, 2025, the Company had outstanding letters of credit of $0.4 million and no borrowings outstanding under the Credit Agreement. Any outstanding letters of credit reduce the availability of funds to borrow.

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

The Company capitalized $1.9 million of lender and third-party debt issuance costs incurred in connection with the Credit Agreement and will amortize these costs to interest expense over the term of the revolving credit facility. For the three and nine months ended September 30, 2025, the amortization of debt issuance costs was less than $0.2 million. As of September 30, 2025, the current portion of the debt issuance costs were $0.4 million and are included in the "Other current assets" line in the consolidated balance sheets and the non-current portion of the debt issuance costs were $1.4 million and are included in the "Other assets" line in the consolidated balance sheets.

Note 13 – Leases
Operating lease cost details for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Building rent	$268	$331	$700	$847
Automobile rentals	358	337	973	1,014
Total net operating lease costs	$626	$668	$1,673	$1,861
At September 30, 2025, the Company’s weighted average remaining lease term for its operating leases is 5 years, and the weighted average discount rate for its operating leases is 6%.
During the nine months ended September 30, 2025, there were $1.9 million of operating cash payments for lease liabilities and $0.5 million of right-of-use assets obtained in exchange for new lease liabilities.
Maturities of the Company’s operating leases as of September 30, 2025 are as follows:

(In thousands)	As of September 30, 2025
2025	$694
2026	2,597
2027	2,118
2028	2,002
2029	1,160
Later years	1,479
Less imputed interest	(1,275)
Total lease liabilities	$8,775
Note 14 – Income Taxes
The Company’s estimated annual effective tax rate for 2025 before discrete items is expected to be approximately 21%. The Company’s global effective tax rate is lower than the U.S. statutory tax rate of 21% primarily due to the benefit from Foreign-Derived Intangible Income (FDII) and the release of valuation allowances on current year earnings for companies with a valuation allowance. The benefits are mostly offset by differences in foreign income tax rates and nondeductible expenses. The ultimate tax expense will depend on the mix of earnings in various jurisdictions. Income taxes, net of refunds, of $6.0 million and $2.5 million were paid during the nine months ended September 30, 2025 and 2024, respectively.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. which includes changes to U.S. tax law that will affect OneSpan. These changes include modifications to the international tax framework which will impact the Company starting in 2026. The law change also no longer requires that domestic R&D be capitalized which will impact the Company starting in 2025. The Company does not expect the impact of OBBBA to be material to its condensed consolidated financial statements.
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
During the nine months ended September 30, 2025, the Company awarded 0.4 million restricted stock units subject to time-based vesting. The fair value of the unissued time-based restricted stock unit grants was $5.8 million at the dates of grant and the grants are being amortized over the vesting periods of one to three years.
During the nine months ended September 30, 2025, the Company awarded restricted stock units subject to the achievement of service and future performance criteria, which allows for up to 0.3 million shares to be earned if the performance criteria are achieved at the target level. The fair value of these awards was $5.7 million as the dates of grant and the awards are being amortized over the requisite service period of one to three years. The Company currently believes that approximately 63% of these shares are expected to be earned.
The following table summarizes total compensation expense for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Stock-based compensation	$3,374	$2,662	$9,601	$6,110
Other long-term incentive plan compensation (1)	16	82	46	248
Total compensation	$3,390	$2,744	$9,647	$6,358
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

The details of the earnings per share calculations for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Net income	$6,514	$8,273	$29,361	$28,294
Weighted average common shares outstanding:
Basic	38,136	38,695	38,149	38,323
Incremental shares with dilutive effect:
Restricted stock units	632	763	696	541
Diluted	38,768	39,458	38,845	38,864

Net income per share:
Basic	$0.17	$0.21	$0.77	$0.74
Diluted	$0.17	$0.21	$0.76	$0.73
Note 17 – Legal Proceedings and Contingencies
The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of business. The Company currently does not anticipate that these matters, if resolved against the Company, will have a material adverse impact on its financial results or financial condition.
The Company accrues loss contingencies when losses become probable and are reasonably estimable. As of September 30, 2025, the Company has recorded an accrual of $0.5 million for loss contingencies associated with employment-termination benefits and employee related taxes.
The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible, but not probable. Although the Company intends to defend its legal matters vigorously, the ultimate outcome of these matters is uncertain. However, the Company does not expect the potential losses, if any, to have a material adverse impact on its operating results, cash flows, or financial condition. As of September 30, 2025, the Company does not have any reasonably possible losses for which an estimate can be made.
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
In connection with the Restructuring Plan (including the 2023 Actions), the Company recorded a total of $1.0 million and $1.5 million in restructuring charges for the three and nine months ended September 30, 2025, respectively, and $0.7 million and $5.5 million in restructuring charges for the three and nine months ended September 30, 2024, respectively. The Company recorded $0.3 million of these restructuring charges in "Services and other cost of goods sold" in the condensed consolidated statements of operations for both the three and nine months ended September 30, 2025 and less than $0.1 million and $1.5 million in "Services and other cost of goods sold" for three and nine months ended September 30, 2024. The remaining restructuring charge amounts of $0.7 million and $1.2 million is recorded in “Restructuring and other related charges” in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively, and $0.7 million and $3.9 million for the three and nine months ended September 30, 2024, respectively.
The main categories of charges are in the following areas:

•Employee costs – include severance, related benefits and retention pay costs incurred as a result of eliminating positions in certain areas of the Company. For the three and nine months ended September 30, 2025 employee costs were $0.3 million and $0.7 million, respectively. For the three and nine months ended September 30, 2024, employee costs were $0.7 million and $3.4 million, respectively. In total, there were approximately 341 employees, across multiple functions, whose positions were made redundant. The $0.5 million current portion of the restructuring liability at September 30, 2025 is included in "Accrued wages and payroll taxes" in the consolidated balance sheet and is expected to be paid within the next 12 months.
•Real estate rationalization costs – includes costs to align the real estate footprint with the Company’s needs. During 2023, the Company vacated its Chicago and Brussels office spaces, which resulted in the abandonment and termination of the underlying leases. In August 2024, the Company finalized its early termination agreement with the Chicago office landlord to terminate and release any further obligations for either party. The remaining contract termination fees of $0.5 million were paid in January 2025 and no liability was outstanding as of September 30, 2025.
•Product and services optimization costs - include costs to discontinue products and services that are no longer advancing the Company's operating model. For capitalized software during three and nine months ended September 30, 2025, the Company recorded a write-off of $0.7 million for capitalized labor, of which $0.3 million was recognized in "Services and other cost of goods sold" on the condensed consolidated statements of operations for the nine months ended September 30, 2025. The remaining write-off amount of $0.4 million was recognized in "Restructuring and other related charges" on the condensed consolidated statements of operations for the three and nine months ended September 30, 2025. The Company made the decision to stop any incremental development investments supporting its previously acquired blockchain technology, and related commercial efforts. As a result, the Company wrote-off the related acquired technology and previously capitalized software. The Company recorded a $0.8 million write-off of intangible assets in "Services and other cost of goods sold" on the condensed consolidated statements of operations for the nine months ended September 30, 2024 (see Note 8, Intangible Assets, net). For capitalized software during the nine months ended September 30, 2024, the Company recorded a write-off of $1.0 million of property and equipment, net, of which $0.7 million was recognized in "Services and other cost of goods sold" on the condensed consolidated statements of operations for the nine months ended September 30, 2024 (see Note 9, Property and Equipment, net). The remaining write-off amount of $0.3 million was recognized in "Restructuring and other related charges" on the condensed consolidated statements of operations for the nine months ended September 30, 2024.
•Vendor rationalization costs – include costs for contractually committed services the Company is no longer utilizing. The Company recognized $0 million and $0.1 million of vendor rationalization costs for the three and nine months ended September 30, 2025, respectively, and $0 million and $0.2 million for the three and nine months ended September 30, 2024, respectively. These costs are included in "Restructuring and other related charges" on the condensed consolidated statements of operations.
The table below sets forth the changes in the carrying amount of the restructuring charge liability for the nine months ended September 30, 2025.

(In thousands)	Employee Costs	Real Estate Rationalization	Total
Balance as of December 31, 2024	$1,257	$525	$1,782
Additions	582	—	582
Payments	(1,298)	(525)	(1,823)
Balance as of September 30, 2025	$541	$—	$541
Note 19 – Subsequent Events
On October 6, 2025, the Company announced it obtained a 15% equity stake in ThreatFabric, a Dutch company that provides mobile threat intelligence, malware risk detection, and behavioral analytics, in exchange for funding of $11.7 million. The investment will be included as a separate item in the Consolidated Balance Sheets and the Company will record its proportionate share of ThreatFabric's net income or loss as a separate item in its Consolidated Statements of Operations. The agreement contains certain substantive rights such as a board seat and membership on an advisory committee; however, it does not result in controlling rights over ThreatFabric. The Company will classify this investment as a equity-method investment.
On October 30, 2025, the Board of Directors declared a quarterly cash dividend of $0.12 per share as part of the Company's recurring quarterly dividend program initiated in December 2024. This dividend will be paid on December 5, 2025 to shareholders of record as of the close of business on November 14, 2025. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “OneSpan,” “Company,” “we,” “our,” and “us” refer to OneSpan Inc. and its subsidiaries.
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of OneSpan for the three- and nine-month periods ended September 30, 2025 and 2024 as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”).
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

We seek to drive profitable, efficient growth in both operating segments, with a particular emphasis on subscription revenue growth. Both operating segments were profitable for the three and nine months ended September 30, 2025, and Security Solutions and Digital Agreements subscription revenue grew 13% and 11% as compared to the three months ended September 30, 2024, respectively, and 17% and 10% as compared to the nine months ended September 30, 2024, respectively.
Overview of Key Factors Impacting our Results of Operations
As discussed in greater detail below in "Results of Operations", the following factors and trends had a significant impact on our financial results for the three and nine months ended September 30, 2025:
"Mobile-first" trend. Security Solutions total revenue decreased by 1% and 3% during the three and nine months ended September 30, 2025, respectively, as compared to the equivalent periods in 2024. A key factor contributing to this decrease was a reduction in hardware revenues driven by certain customers adopting a “mobile first” approach, which prioritizes using mobile authentication solutions to enhance user experience over traditional hardware authentication devices, particularly for consumer banking. This trend has generally resulted in a reduction of sales volumes of our Digipass hardware authenticator devices, as banks adopt a higher mix of software authentication licenses delivered through software applications on mobile devices.
Increase in multi-year on-premise term subscription contracts. Revenue for the Security Solutions segment for the three and nine months ended September 30, 2025 was positively impacted by a shift of certain customers from single-year to multi-year on-premises term subscription contracts. Although on-premises term subscription contracts may have a term of up to five years, we generally recognize the license revenue upfront after the contract becomes effective. This can result in a positive year-over-year revenue impact as customers shift from single-year to multi-year contracts.
Foreign exchange rate impact for the three months ended September 30, 2025. Changes in foreign exchange rates favorably impacted both total revenue and Security Solutions revenue by approximately $1.3 million for the three months ended September 30, 2025 as compared to the equivalent period in 2024. The impact of changes in foreign exchange rates for the nine months ended September 30, 2025, as well as the impact of these changes on the Digital Agreements segment, were immaterial.
2024 write-off. In the three and nine months ended September 30, 2024, we wrote off costs associated with acquired technology and capitalized internally-developed software costs due to our decision to discontinue investment in blockchain technology. This write-off significantly impacted various year-over-year comparisons, as discussed below. The write-offs for 2024 materially impacted operations compared to the immaterial write-off recorded in 2025.

Restructuring Plan
In 2021 and 2022, our Board approved cost reduction actions designed to advance our operating model, streamline our business, improve efficiency, and enhance our capital resources.
On August 3, 2023, our Board of Directors approved further cost reduction actions (the "2023 Actions"). In connection with the 2023 Actions, we have incurred and expect to continue to incur restructuring charges, most of which relate to employee transition and severance payments and employee benefits, with a significantly smaller amount of charges related to vendor contract termination and rationalization actions. We currently expect that we will incur restructuring charges of approximately less than $0.1 million to $0.2 million related to the 2023 Actions for the remainder of 2025, substantially all of which relate to employee transition and severance payments.
We plan to incrementally take actions under the restructuring plan until December 31, 2025, when the plan terminates. We completed substantially all of the workforce reductions planned as part of the 2023 Actions in 2023 and 2024. The vendor contract component of the 2023 Actions is planned for completion by the end of 2025.
As part of the restructuring plan (including the 2023 Actions), we reduced headcount by eliminating approximately 341 positions. We incurred severance and related benefits costs, recorded in “Restructuring and other related charges” in the consolidated statements of operations.
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
Credit Agreement

On June 23, 2025, OneSpan Inc. and certain of its subsidiaries entered into a $100.0 million credit agreement (the “Credit Agreement) with MUFG Bank, Ltd ("MUFG") and other lenders party thereto. The Credit Agreement provides for a $100.0 million revolving credit facility with a $10.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit. The proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. We may borrow, repay and reborrow funds under the revolving credit facility until its maturity on June 23, 2030. As of September 30, 2025, the Company had outstanding letters of credit of $0.4 million and no borrowings outstanding under the Credit Agreement. Any outstanding letters of credit reduce the availability of funds to borrow. As of September 30,2025, the Company was in compliance with all covenants under the Credit Agreement. See Note 12, Debt, for additional information.
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
Historically, operating expenses have been impacted by changes in foreign exchange rates. We estimate the change in currency rates during the three months ended September 30, 2025 compared to the comparable prior year period resulted in an increase in operating expenses of less than $0.5 million. We estimate the change in currency rates during the nine months ended September 30, 2025 compared to the comparable prior year period resulted in an increase in operating expenses of $0.6 million.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Long-term incentive plan compensation expense includes both stock-based incentives and an immaterial amount of cash-based incentives. During the three months ended September 30, 2025 and 2024, operating expenses included $3.4 million and $2.7 million, respectively, of expenses related to stock-based and long-term incentive plans. During the nine months ended September 30, 2025 and 2024, operating expenses included $9.6 million and $6.4 million, respectively, of expenses related to stock-based and long-term incentive plans.

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
Impact of Currency Fluctuations
During the three months ended September 30, 2025 and 2024, we generated approximately 75% and 81% of our revenues and incurred approximately 53% and 58% of our operating expenses, respectively, outside of the U.S. During the nine months ended September 30, 2025 and 2024, we generated approximately 79% and 83% of our revenues and incurred approximately 55% and 60% of our operating expenses, respectively, outside of the U.S. As a result, changes in currency exchange rates, especially the Euro exchange rate and the Canadian Dollar exchange rate, can have a significant impact on our revenue and operating expenses.

While the majority of our revenue is generated outside of the U.S., a significant amount of our revenue earned during the nine months ended September 30, 2025 was denominated in U.S. Dollars. For the nine months ended September 30, 2025, approximately 57% of our revenue was denominated in U.S. Dollars, 40% was denominated in Euros and 3% was denominated in other currencies. For the nine months ended September 30, 2024, approximately 55% of our revenue was denominated in U.S. Dollars, 41% was denominated in Euros and 4% was denominated in other currencies.

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

Translation adjustments arising from differences in exchange rates generated a comprehensive loss of $0.9 million and gain of $7.3 million during the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2024, translation adjustments arising from differences in exchange rates generated a comprehensive gain of $5.9 million and $3.8 million, respectively.

Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other (expense) income, net. Foreign exchange transaction losses aggregated $0.2 million and $1.3 million for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2024, losses resulting from foreign currency transactions were $2.0 million and $1.8 million, respectively.
Results of Operations
The following table sets forth information about the Company's two operating segments, for the periods indicated, and selected segment and condensed consolidated operating results. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment.

	Three Months Ended September 30, 2025
(In thousands, except percentages)	Security Solutions	Digital Agreements	Corporate and Other	Total
Revenue	$40,322	$16,734	$—	$57,056
Cost of goods sold	10,325	4,728	—	15,053
Gross profit	29,997	12,006	—	42,003

Gross margin	74%	72%	*	74%

Sales and marketing	7,202	3,443	746	11,391
Research and development	5,689	2,917	190	8,796
Other segment items (1)(3)	431	1,487	11,671	13,589
Operating income (loss) (2)(4)	16,675	4,159	(12,607)	8,227

Interest income, net				388
Other income (expense), net				(208)
Income before income taxes				$8,407

	Three Months Ended September 30, 2024
(In thousands, except percentages)	Security Solutions	Digital Agreements	Corporate and Other	Total
Revenue	$40,837	$15,405	$—	$56,242
Cost of goods sold	10,320	4,374	—	14,694
Gross profit	30,517	11,031	—	41,548

Gross margin	75%	72%	*	74%

Sales and marketing	6,303	2,819	1,016	10,138
Research and development	3,843	3,671	19	7,533
Other segment items (1)(3)	171	1,122	11,332	12,625
Operating income (loss) (2)(4)	20,200	3,419	(12,367)	11,252

Interest income, net				624
Other income (expense), net				(1,915)
Income before income taxes				$9,961

	Nine Months Ended September 30, 2025
(In thousands, except percentages)	Security Solutions	Digital Agreements	Corporate and Other	Total
Revenue	$132,270	$47,995	$—	$180,265
Cost of goods sold	33,365	13,839	—	47,204
Gross profit	98,905	34,156	—	133,061

Gross margin	75%	71%	*	74%

Sales and marketing	21,402	10,313	2,638	34,353
Research and development	15,966	9,510	692	26,168
Other segment items (1)(3)	902	3,930	31,793	36,625
Operating income (loss) (2)(4)	60,635	10,403	(35,123)	35,915

Interest income, net				1,812
Other income (expense), net				(886)
Income before income taxes				$36,841

	Nine Months Ended September 30, 2024
(In thousands, except percentages)	Security Solutions	Digital Agreements	Corporate and Other	Total
Revenue	$136,728	$45,280	$—	$182,008
Cost of goods sold	38,108	14,616	—	52,724
Gross profit	98,620	30,664	—	129,284

Gross margin	72%	68%	*	71%

Sales and marketing	18,380	11,940	3,254	33,574
Research and development	11,941	12,118	74	24,133
Other segment items (1)(3)	1,529	3,606	33,443	38,578
Operating income (loss) (2)(4)	66,770	3,000	(36,771)	32,999

Interest income, net				1,246
Other income (expense), net				(1,293)
Income before income taxes				$32,952
*Percentage not meaningful.
(1)     Security Solutions other segment items includes general and administrative expense, restructuring and other related charges for the three and nine months ended and September 30, 2025 and 2024.
(2)     Security Solutions operating income includes $0.4 million and $0.7 million of total amortization and depreciation expense for three and nine months ended September 30, 2025 and $0.2 million and $0.6 million for the three and nine months ended September 30, 2024, respectively.
Security Solutions operating income includes less than $0.1 million and $0.3 million of restructuring and other related charges for the three and nine months ended September 30, 2025, respectively. Security Solutions operating income includes $0.2 million and $1.6 million of restructuring and other related charges for the three and nine months ended September 30, 2024, respectively.
(3)     Digital Agreements other segment items includes general and administrative expense, restructuring and other related charges, and amortization of intangibles for the three and nine months ended September 30, 2025 and 2024.
(4) Digital Agreements operating income includes $1.9 million and $5.5 million of total amortization and depreciation expense for the three and nine months ended September 30, 2025, respectively. Digital Agreements operating income includes $1.5 million and $4.6 million of total amortization and depreciation expense for the three and nine months ended September 30, 2024, respectively.
Digital Agreements operating income includes $0.0 million and $0.2 million of restructuring and other related charges for the three and nine months ended September 30, 2025, respectively. Digital Agreements operating income includes $0.4 million and $1.4 million of restructuring and other related charges for the three and nine months ended September 30, 2024, respectively.

Revenue
Revenue by products and services allocated to the segments for the three and nine months ended September 30, 2025, and 2024 is as follows:

	Three Months Ended September 30,
	2025		2024
(In thousands)	Security Solutions	Digital Agreements	Security Solutions	Digital Agreements
Subscription	$21,106	$16,674	$18,603	$15,045
Maintenance and support	8,860	26	9,317	327
Professional services and other (1)	626	34	820	33
Hardware products	9,730	—	12,097	—
Total Revenue	$40,322	$16,734	$40,837	$15,405

	Nine Months Ended September 30,
	2025		2024
(In thousands)	Security Solutions	Digital Agreements	Security Solutions	Digital Agreements
Subscription	$69,780	$47,793	$59,642	$43,641
Maintenance and support	25,510	75	29,125	1,321
Professional services and other (1)	2,171	127	3,548	318
Hardware products	34,809	—	44,413	—
Total Revenue	$132,270	$47,995	$136,728	$45,280
(1) Professional services and other includes perpetual software licenses revenue, which was immaterial for the three and nine months ended September 30, 2025 and 2024.
Total revenue increased by $0.8 million, or 1%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Changes in foreign exchange rates as compared to the same period in 2024 favorably impacted revenue by approximately $1.3 million. For the nine months ended September 30, 2025, revenue decreased by $1.7 million, or 1%, compared to the nine months ended September 30, 2024. Changes in foreign exchange rates as compared to the same period in 2024 favorably impacted revenue by approximately $1.5 million.
Additional information on our revenue by segment follows.
•Security Solutions revenue decreased $0.5 million, or approximately 1%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease in Security Solutions revenue was primarily attributable to lower volumes of hardware devices sold due largely to the mobile-first trend discussed in the "Overview" section above, and to a lesser extent, lower perpetual-based maintenance due to our transition to term licenses and cloud subscription license models, offset by higher term licenses, primarily from existing customers, and revenue from customers acquired in our acquisition of Nok Nok Labs. Timing of customer renewals and the transition of certain customers from single-year to multi-year term license contracts positively impacted on-premises revenue in the quarter. Changes in foreign exchange rates for the three months ended September 30, 2025 compared to the same period in 2024 favorably impacted Security Solutions revenue by $1.3 million.

•For the nine months ended September 30, 2025, Security Solutions revenue decreased $4.5 million, or approximately 3%, which was primarily attributable to lower volumes of hardware devices sold due to the mobile-first trend, and to a lesser extent, lower perpetual-based maintenance and professional services revenues due to our transition to term licenses and cloud subscription license models. The decrease was partially offset by higher term license and maintenance revenues, primarily from existing customers, increased cloud subscription revenue, and revenue from customers acquired in our acquisition of Nok Nok Labs. Timing of customer renewals and the transition of certain customers from single-year to multi-year term license contracts positively impacted on-premises revenue in the period. Changes in foreign exchange rates for the nine months ended September 30, 2025 compared to the same period in 2024 favorably impacted Security Solutions revenue by $1.4 million.
•Digital Agreements revenue increased $1.3 million, or 9%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. For the nine months ended September 30, 2025, Digital Agreements revenue increased $2.7 million, or 6%. The increase in Digital Agreements revenue for both periods was primarily attributable to higher cloud subscription revenue from existing customer expansions and, to a lesser extent, new logos and overages, partially offset by lower term-based maintenance revenue due to our transition to cloud subscription licenses. Changes in foreign exchange rates compared to the same period in 2024 favorably impacted Digital Agreements revenue by less than $0.1 million for the three months ended September 30, 2025. Changes in foreign exchange rates compared to the same period in 2024 favorably impacted Digital Agreements revenue by less than $0.1 million for the nine months ended September 30, 2025.
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
Revenue by Geographic Regions: We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes sales in North, Central, and South America; and 3) Asia Pacific (APAC), which also includes Australia and New Zealand. The breakdown of revenue in each of our major geographic areas was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	2025	2024
Revenue
EMEA	$21,430	$22,342	$75,834	$79,377
Americas	26,105	22,106	71,079	64,549
APAC	9,521	11,794	33,352	38,082
Total revenue	$57,056	$56,242	$180,265	$182,008

% of Total Revenue
EMEA	38%	40%	42%	44%
Americas	46%	39%	39%	35%
APAC	16%	21%	19%	21%
For the three months ended September 30, 2025, revenue generated in EMEA was $0.9 million, or 4%, lower than the same period in 2024. The increase in revenue from software authentication and mobile application security products were offset by lower hardware volumes attributed to the mobile-first trend and end-of-life products. For the nine months ended September 30, 2025, revenue generated in EMEA was $3.5 million, or 4%, lower than the same period in 2024. The decrease for this period was primarily due to lower hardware volumes attributed to the mobile-first trend and end-of-life products, partially offset by an increase in revenue from software authentication and mobile application security products.
For the three months ended September 30, 2025, revenue generated in the Americas was $4.0 million, or 18%, higher than the three months ended September 30, 2024, primarily due to an increase in revenue from software authentication products, and to a lesser extent, Digital Agreements revenue. For the nine months ended September 30, 2025, revenue generated in the Americas was $6.5 million, or 10%, higher than the same period in 2024, primarily due to an increase in revenue from software authentication products and Digital Agreements revenue, partially offset by lower hardware revenue.
For the three months ended September 30, 2025, revenue generated in APAC was $2.3 million, or 19%, lower than the three months ended September 30, 2024. For the nine months ended September 30, 2025, revenue generated in APAC was $4.7 million, or 12%, lower than the same period in 2024. The decrease for both periods was primarily attributable to lower hardware volumes and a decrease in revenue from software authentication products, partially offset by an increase in revenue from mobile application security products.
Cost of Goods Sold and Gross Margin
The following table presents cost of goods sold for our products and services for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	2025	2024
Cost of goods sold
Product and license	$7,030	$7,394	$24,044	$28,347
Services and other	8,023	7,300	23,160	24,377
Total cost of goods sold	$15,053	$14,694	$47,204	$52,724

Gross profit	$42,003	$41,548	$133,061	$129,284

Gross margin
Product and license	75%	74%	75%	71%
Services and other	73%	74%	72%	71%
Total gross margin	74%	74%	74%	71%
The cost of product and license revenue decreased by $0.4 million, or 5%, and $4.3 million, or 15% during the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024. The decrease in cost of product and license revenue for both the three and nine months ended September 30, 2025 was driven primarily by lower hardware revenue and hardware costs, partially offset by higher third-party license costs.
The cost of services and other revenue increased by $0.7 million, or 10%, and decreased $1.2 million, or 5% during the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024. The increase as compared to the three months ended September 30, 2024 was attributable to our increase in cloud subscription revenue from existing customer expansions and, to a lesser extent, new customers and overages. The decrease as compared to the nine months ended September 30, 2024 was largely due to the prior year impact of the 2024 write-off discussed in the "Overview" above. Lower cloud platform costs for the three and nine months ended September 30, 2025 were also a factor in the year-over-year decrease.
Gross profit increased by $0.5 million, or 1%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Gross margin was 74% for the three months ended September 30, 2025, compared to 74% for the three months ended September 30, 2024. Gross profit increased $3.8 million, or 3% during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Gross profit margin was 74% for the nine months ended September 30, 2025, compared to 71% for the nine months ended September 30, 2024. The profit margin for three months ended September 30, 2025 was flat while the profit margin increase for the nine months ended September 30, 2025 was primarily driven by an increase in software revenue and higher-margin hardware revenue, despite lower overall hardware revenue, due to favorable hardware customer mix and the prior year impact of the 2024 write-off.
The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies, including the Euro. The impact of changes in currency rates are estimated to have had an unfavorable impact on overall cost of goods sold of $0.2 million for three months ended September 30, 2025 and was flat for nine months ended

September 30, 2025. Had currency rates during the three months ended September 30, 2025 been equal to rates in the comparable period of 2024, the gross margin would have been less than 1 percentage point lower, driven by the favorable currency rate impact to revenue. Had currency rates during the nine months ended September 30, 2025 been equal to rates in the comparable period of 2024, the gross margin would have been less than 1 percentage point higher.
Additional information on our gross profit by segment follows.
•Security Solutions gross profit decreased $0.5 million, or 2%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Security Solutions gross margin was 74% during the three months ended September 30, 2025, compared to 75% for the three months ended September 30, 2024. The gross margin declined slightly period over period, but included an increase in lower-margin software revenue, offset by higher-margin hardware revenue, despite lower overall hardware revenue, due to favorable hardware customer mix and the prior year impact of the 2024 write-off. For the nine months ended September 30, 2025, Security Solutions gross profit increased $0.3 million, or less than 1%, compared to the same period in 2024. Security Solutions gross margin for the nine months ended September 30, 2025 was 75%, compared to 72% for the nine months ended September 30, 2024. The increase in the gross margin was due to an increase in gross profit from software revenue at flat margins and higher-margin hardware revenue, despite lower overall hardware revenue, due to favorable hardware customer mix and the prior year impact of the 2024 write-off.
•Digital Agreements gross profit increased $1.0 million, or 9%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Digital Agreements gross margin for the three months ended September 30, 2025 was 72%, compared to 72% for the three months ended September 30, 2024. For the nine months ended September 30, 2025, Digital Agreements gross profit increased $3.5 million, or 11%, compared to the same period in September 30, 2024. Digital Agreements gross margin for the nine months ended September 30, 2025 was 71%, compared to 68% for the nine months ended September 30, 2024. The increase in gross profit and gross margin was driven by higher cloud subscription revenue and the 2024 write-off, partially offset by lower term-based maintenance revenue.
Operating Expenses
Operating expenses increased by $3.5 million, or 11%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. For the three months ended September 30, 2025, changes in foreign exchange rates negatively impacted operating expenses by approximately $0.5 million as compared to the same period in 2024. Operating expenses increased by $0.9 million, or 1%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. For the nine months ended September 30, 2025, changes in foreign exchange rates negatively impacted operating expenses by approximately $0.6 million as compared to the same period in 2024.
The following table presents the breakout of operating expenses by category for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Operating costs
Sales and marketing	$11,391	$10,138	$34,353	$33,574
Research and development	8,796	7,533	26,168	24,133
General and administrative	12,152	11,343	33,478	32,907
Amortization of intangible assets	741	585	1,982	1,766
Restructuring and other related charges	696	697	1,165	3,905
Total operating costs	$33,776	$30,296	$97,146	$96,285

Sales and Marketing Expenses
Sales and marketing expenses for the three months ended September 30, 2025 increased by $1.3 million, or 12%, compared to the three months ended September 30, 2024. The increase in expense was driven primarily by higher employee compensation costs, which included increases in salaries, benefits and commission as a result of headcount additions, including the acquisition of Nok Nok Labs, offset by lower bonus accruals and share-based compensation costs. Sales and marketing expenses for the nine months ended September 30, 2025 increased by $0.8 million, or 2%, compared to the nine months ended September 30, 2024. The increase was driven primarily by higher commission costs. This increase was partially offset by decreased software licensing costs due to optimizing services and lower travel and entertainment expenses.
Average full-time sales, marketing, support, and operating employee headcount for the three and nine months ended September 30, 2025 was 169 and 165, respectively, compared to 148 and 166 for the three and nine months ended September 30, 2024, respectively. Average headcount was 14% higher and 1% lower for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024.
Research and Development Expenses
Research and development expenses for the three months ended September 30, 2025 increased by $1.3 million, or 17%, compared to the three months ended September 30, 2024. The increase in expense for the period was primarily driven by higher compensation costs as a result of headcount additions and higher consulting costs, in each case associated with the acquisition of Nok Nok Labs, partially offset by higher internal software capitalization costs. Research and development expenses for the nine months ended September 30, 2025 increased by $2.0 million, or 8%, compared to the nine months ended September 30, 2024. The increase in expense for the period was primarily driven by higher compensation costs, higher consulting costs and lower internal software capitalization costs.
Average full-time research and development employee headcount for the three and nine months ended September 30, 2025 was 238 and 229, respectively, compared to 228 and 239 for the three and nine months ended September 30, 2024, respectively. Average headcount was 4% higher and 4% lower for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2025 increased by $0.8 million, or 7%, compared to the three months ended September 30, 2024. The increase in expense for the three months ended September 30, 2025 as compared to the prior year period was largely driven by increased stock-based compensation expense and director fees in 2025 compared to prior year. General and administrative expenses for the nine months ended September 30, 2025 increased by $0.6 million, or 2%, compared to the nine months ended September 30, 2024. The increase in expense for the nine months ended September 30, 2025 as compared to the prior year period was largely driven by increased stock-based compensation expense and higher consulting costs in 2025 compared to the prior year. This increase was partially offset by lower employee compensation costs, which included a decrease in salaries, payroll taxes, and related benefits as a result of lower headcount as well as lower bonus accruals.
Average full-time general and administrative employee headcount for the three and nine months ended September 30, 2025 was 89 and 88, respectively, compared to 95 and 102 for the three and nine months ended September 30, 2024, respectively. Average headcount was 6% and 14% lower for the three and nine months ended September 30, 2025, compared to the same periods in 2024.
Restructuring and Other Related Charges
Restructuring and other related charges for the three months ended September 30, 2025 decreased by less than $0.1 million, or less than 1%, compared to the three months ended September 30, 2024. We currently expect that we will incur minimal restructuring charges related to the 2023 Actions for the remainder of 2025. Restructuring and other related charges for the nine months ended September 30, 2025 decreased by $2.7 million, or 70%, compared to the nine months ended September 30, 2024. The decrease was largely due to minimal headcount reduction, vendor rationalization costs and capitalized software write-off in 2025 compared to 2024.

Amortization of Intangible Assets
Amortization of intangible assets expense for the three months ended September 30, 2025 increased by $0.2 million, or 27%, compared to the three months ended September 30, 2024. Amortization of intangible assets expense for the nine months ended September 30, 2025 increased by $0.2 million, or 12%, compared to the nine months ended September 30, 2024. The increase for both periods related to increased intangible assets associated with the acquisition of Nok Nok Labs.
Segment Operating Income (Loss)
Information on our operating income (loss) by segment follows.
•Security Solutions operating income for the three months ended September 30, 2025 was $16.7 million, which was a year-over-year decrease of $3.5 million, or 17%, from the three months ended September 30, 2024. Operating income for the nine months ended September 30, 2025 was $60.6 million, which was a year-over-year decrease of $6.1 million, or 9% , from the nine months ended September 30, 2024. The decrease was largely due to higher sales and marketing expenses and research and development expenses, including those from the acquisition of Nok Nok Labs.
•Digital Agreements operating income for the three months ended September 30, 2025 was $4.2 million compared to an operating income of $3.4 million for the three months ended September 30, 2024. Operating income for the nine months ended September 30, 2025 was $10.4 million compared to operating income of $3.0 million for the nine months ended September 30, 2024. The improvement in operating income for the three and nine months ended September 30, 2025 was driven by higher gross profit and lower operating expenses, including research and development expenses, sales and marketing expenses, employee compensation costs, marketing expenses, and travel and entertainment costs.
Interest income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Interest income, net	$388	$624	$1,812	$1,246
Interest income, net, was $0.4 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively. Interest income, net, was $1.8 million and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in interest income for the nine months ended September 30, 2025 was due to higher average excess cash invested in the period compared to last year.
Other (Expense) Income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Other (expense) income, net	$(208)	$(1,915)	$(886)	$(1,293)
Other (expense) income, net, primarily includes subsidies received from foreign governments in support of our research and development in those countries, exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, and other miscellaneous non-operational, non-recurring expenses.
Other expense, net, for both the three and nine months ended September 30, 2025 was $0.2 million and $0.9 million. Other expense, net, for the three and nine months ended September 30, 2024 was $1.9 million and $1.3 million, respectively. The change was largely driven by improvement in foreign exchange transaction losses in 2025 compared to foreign exchange transaction losses in 2024, particularly as the Euro strengthened against the U.S. Dollar.

Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Provision for income taxes	$1,893	$1,688	$7,480	$4,658
We recorded income tax expense of $1.9 million and $1.7 million for the three months ended September 30, 2025 and 2024, respectively. Higher income tax expense for the three months ended September 30, 2025 was primarily attributable to an increase in the effective tax rate related to higher nondeductible expenses and a lower change in valuation allowance benefit. We recorded income tax expense of $7.5 million and $4.7 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in income tax expense for the nine months ended September 30, 2025 was primarily attributable to an increase in income before taxes and an increase in our effective tax rate, along with a $1.2 million tax benefit recorded during the nine months ended September 30, 2024 in connection with a Mutual Agreement Procedure request. Additional information on this request can be found in our 2024 Annual Report on Form 10-K.
Liquidity and Capital Resources
At September 30, 2025, we had cash and cash equivalent balances of $85.6 million. Our cash and cash equivalents balance includes money market funds and U.S. treasury bills with maturities at acquisition of less than three months.
At December 31, 2024, we had cash and cash equivalent balances of $83.2 million.
We are party to lease agreements that require letters of credit to secure the obligations, which totaled $0.2 million as of December 31, 2024. The restricted cash related to the letters of credit that were held for a period greater than 12 months, and therefore, was recorded as "Restricted cash" and a long-term asset on the condensed consolidated balance sheets. The Company had no restricted cash balance recorded as of September 30, 2025.
As of September 30, 2025, we held $49.7 million of cash and cash equivalents in subsidiaries outside of the United States. Of that amount, $48.6 million is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.
We believe that our financial resources are adequate to meet our operating needs over the next twelve months.
Our cash flows are as follows:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Cash provided by (used in):
Operating activities	$46,885	$43,241
Investing activities	(20,015)	(7,326)
Financing activities	(26,323)	(2,832)
Effect of foreign exchange rate changes on cash and cash equivalents	1,676	1,215
Operating Activities
Changes in cash flows from operating activities primarily consists of net income, as adjusted for non-cash items, and changes in operating assets and liabilities. Non-cash adjustments consist primarily of allowance for credit losses, amortization of intangible assets, deferred taxes, depreciation of property and equipment, and stock-based compensation. We expect cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. Our primary uses of cash from operating activities have been for personnel and vendor costs. We expect cash outflows from operating activities to be affected by changes in personnel costs and the timing of payment of expenditures.
For the nine months ended September 30, 2025, $46.9 million of cash was provided by operating activities. This was driven by a higher net income for the period and increases in stock-based compensation and depreciation and amortization, partially offset by a reduction in asset write-offs. For the nine months ended September 30, 2024, $43.2 million of cash was provided by operating activities.
Our working capital at September 30, 2025 was $67.5 million compared to $64.6 million at December 31, 2024. The increase was driven primarily by increases to contract assets and decreases in accounts receivable, accounts payable, and deferred revenues.
Investing Activities
Changes in cash flows from investing activities primarily relate to purchases of property and equipment, capitalized software activities, and activity in connection with acquisitions. We expect to continue to purchase property and equipment to support the growth of our business as well as to continue to invest in our infrastructure and activity in connection with potential acquisitions.
For the nine months ended September 30, 2025, net cash used in investing activities was $20.0 million, compared to net cash used in investing activities of $7.3 million for the nine months ended September 30, 2024. Cash used in investing activities primarily consisted of cash paid for the acquisition of Nok Nok Labs and additions to property and equipment.
Financing Activities
Changes in cash flows from financing activities primarily relate to dividends paid, payment of debt issuance costs, purchases of common stock under our share repurchase program (when applicable) and tax payments for restricted stock issuances.
Cash of $26.3 million used in financing activities during the nine months ended September 30, 2025 was attributable to dividends paid, cash paid for share repurchases, tax payments for stock issuances, and payment of debt issuance costs. Cash of $2.8 million used in financing activities during the nine months ended September 30, 2024 was attributable to tax payments for stock issuances and cash paid for the holdback component of a prior year acquisition.
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

At September 30, 2025, we reported ARR of $180.2 million, which was 10% higher than ARR of $163.9 million at September 30, 2024, and included the ARR contribution from our acquisition of Nok Nok Labs, which closed on June 4, 2025. ARR primarily consists of the annualized value of the active portions of term-based license and SaaS contracts, and to a lesser extent, maintenance contracts. Changes in foreign exchange rates as compared to the prior year positively impacted ARR by approximately $0.2 million.
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
We reported NRR of 103% at September 30, 2025 as compared to 106% at September 30, 2024. The year-over-year change in NRR was primarily due to a decrease in expansion contracts and to a lesser extent, an increase in contracts that reduced in value, or contracted, partially offset by a reduction in churned contracts.
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

The following table reconciles net income as reported on our condensed consolidated statements of operations to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net income	$6,514	$8,273	$29,361	$28,294
Interest income, net	(388)	(624)	(1,812)	(1,246)
Provision for income taxes	1,893	1,688	7,480	4,658
Depreciation and amortization of intangible assets (1)	2,566	1,941	7,152	6,086
Long-term incentive compensation and related payroll tax expense (2)	3,627	3,020	10,553	7,082
Restructuring and other related charges (3)	1,001	720	1,535	5,454
Other non-recurring items (4)	2,322	1,983	3,939	3,060
Adjusted EBITDA	$17,535	$17,001	$58,208	$53,388
(1) Includes cost of sales depreciation and amortization expense directly related to delivering cloud subscription revenue of $1.3 million and $3.7 million for the three and nine months ended September 30, 2025, respectively, and $0.7 million and $2.4 million for the three and nine months ended September 30, 2024, respectively. Costs are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
(2) Long-term incentive compensation and related payroll tax expense includes stock-based compensation and related payroll tax expense, and cash incentive grants awarded to employees located in jurisdictions where we do not issue stock-based compensation due to tax, regulatory or similar reasons. The immaterial expense associated with these cash incentive grants was less than $0.1 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and less than $0.1 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively.
Starting January 1, 2025, employer payroll taxes related to employee stock-based award transactions are included in long-term incentive compensation and related payroll tax expense. Prior period amounts have been adjusted to reflect these changes. We are excluding these payroll taxes from Adjusted EBITDA results since they are tied to the timing and size of the vesting of the underlying stock-based awards and the price of our common stock at the time of vesting, which may vary from period to period independent of our operating performance. Employer payroll taxes related to employee stock-based award transactions amounted to $0.2 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and $0.9 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively.
(3) Includes write-offs of property and equipment, net, of $0.7 million for the three and nine months ended September 30, 2025. Includes write-offs of intangible assets and property and equipment, net, of $0.8 million and $1.0 million, respectively, for the nine months ended September 30, 2024. Costs are recorded in "Services and other cost of goods sold" and "Restructuring and other related charges," respectively, on the condensed consolidated statements of operations.
Includes restructuring and other related charges of than $0.4 million and $0.4 million for the three and nine months ended September 30, 2025, respectively, and less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2024. These charges are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
(4) For the three months ended September 30, 2025 and 2024, other non-recurring items consist of $2.3 million and $2.0 million, respectively, of fees related to non-recurring projects. For the nine months ended September 30, 2025 and 2024, other non-recurring items consist of $3.9 million and $3.1 million, respectively, of fees related to non-recurring projects.

Adjusted EBITDA for the three months ended September 30, 2025 was $17.5 million compared to $17.0 million for the three months ended September 30, 2024. The increase was largely driven by lower costs of golds sold and lower foreign exchange losses, partially offset by increased sales and marketing and research and development expenses. Adjusted EBITDA for the nine months ended September 30, 2025 was $58.2 million compared to $53.4 million for the nine months ended September 30, 2024. The increase was largely driven by lower costs of goods sold and lower foreign exchange losses, partially offset by increased sales and marketing and research and development expenses. Year-over-year changes in foreign exchange rates unfavorably impacted Adjusted EBITDA by approximately $0.1 million for the three months ended September 30, 2025 and favorably impacted Adjusted EBITDA by approximately $0.1 million for the nine months ended September 30, 2025.
Critical Accounting Policies
Our accounting policies are fully described in Note 1, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2024 and Note 2, Summary of Significant Accounting Policies, of our interim Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the three months ended September 30, 2025.
Item 3 - Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the three months ended September 30, 2025. For additional information, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our Form 10-K.
Item 4 - Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2025.
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
Item 2 – Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company of its shares of common stock during the third quarter of 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2025 through July 31, 2025	—	$—	—	$50,000,000
August 1, 2025 through August 31, 2025	391,697	$13.95	391,697	$44,537,394
September 1, 2025 through September 30, 2025	56,046	$14.90	56,046	$43,702,420
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
Item 6 - Exhibits

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 30, 2025

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 30, 2025.

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 30, 2025.

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 30, 2025

Exhibit 101.INS – Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit 101.SCH – Inline XBRL Taxonomy Extension Schema Document

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
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 30, 2025.

OneSpan Inc.

/s/ Victor Limongelli
Victor Limongelli
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jorge Martell
Jorge Martell
Chief Financial Officer
(Principal Financial and Accounting Officer)