Form 10-K
period 2025-12-31
OneSpan Inc.
filed 2026-02-26
CIK 1044777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
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

 As of June 30, 2025, the aggregate market value of voting and non-voting common equity (based upon the last sale price of the common stock as reported on the NASDAQ Capital Market on June 30, 2025) held by non-affiliates of the registrant was $630,055,645 at $16.69 per share.

As of February 19, 2026, there were 37,466,947 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Auditor Name: KPMG LLP	Auditor Location: Chicago, IL	Auditor Firm ID: 185

OneSpan Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2025
TABLE OF CONTENTS

References to OneSpan
Throughout this Annual Report on Form 10-K, the “Company,” “OneSpan,” “we,” “us,” and “our,” except where the context requires otherwise, refer to OneSpan Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of OneSpan Inc.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of applicable U.S. securities laws, including statements regarding our focus on driving revenue growth in higher-margin software solutions; our plans for continued investment in hardware authentication solutions; revenue trends, including revenue expectations for our hardware business; estimates concerning the financial impact of any cost reduction and restructuring actions; our plans for managing our Cybersecurity and Digital Agreements segments; our potential plans for investing in our products, acquiring additional businesses or making additional strategic equity investments; expectations about trends in our cost of goods sold, gross margin, and sales and marketing, research and development, and general and administrative expenses; the impact of foreign currency rate fluctuations; expectations regarding sources and uses of cash; and our general expectations regarding our operational or financial performance in the future. Forward-looking statements may be identified by words such as "seek", "believe", "plan", "estimate", "anticipate", “expect", "intend", "continue", "outlook", "may", "will", "should", "could", or "might", and other similar expressions. These forward-looking statements involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could materially affect our business and financial results include, but are not limited to: difficulties increasing or maintaining our rate of revenue growth; our ability to attract new customers and retain and expand sales to existing customers; our ability to successfully develop and market new product offerings and product enhancements; changes in customer requirements; the potential effects of technological changes, including the impact of advances in artificial intelligence; the loss of one or more large customers; difficulties enhancing and maintaining our brand recognition; competition; lengthy sales cycles; challenges retaining key employees and successfully hiring and training qualified new employees; security breaches or cyber-attacks; real or perceived malfunctions or errors in our products; interruptions or delays in the performance of our products and solutions; reliance on third parties for certain products and data center services; our ability to effectively manage third party partnerships, acquisitions, divestitures, alliances, or joint ventures; economic recession, inflation, tariffs or trade disputes, and political instability; claims that we have infringed the intellectual property rights of others; changing laws, government regulations or policies; pressures on price levels; component shortages; delays and disruption in global transportation and supply chains; impairment of goodwill or amortizable intangible assets causing a significant charge to earnings; actions of activist stockholders; and exposure to increased economic and operational uncertainties from operating a global business, as well as other factors described in the “Risk Factors” section of this Annual Report on Form 10-K. Our filings with the Securities and Exchange Commission (the “SEC”) and other important information can be found in the Investor Relations section of our website at investors.onespan.com. We do not have any intent, and disclaim any obligation, to update the forward-looking information to reflect events that occur, circumstances that exist or changes in our expectations after the date of this Form 10-K, except as required by law.

Our website address is included in this Annual Report on Form 10-K as an inactive textual reference only.

PART I
Item 1 – Business

Overview
OneSpan helps organizations build secure, seamless, and trusted digital experiences through two solution portfolios: Cybersecurity and Digital Agreements. Our cybersecurity solutions protect identities, secure mobile apps, and safeguard access through advanced high-assurance authentication, threat intelligence, fraud prevention, and robust mobile app protection, defending users, devices, and applications against sophisticated attacks. Our digital agreement solutions streamline agreement workflows with secure e-signatures, identity verification, and smart digital forms, built to enable speed, compliance and exceptional customer experiences. Trusted by leading global enterprises, including more than 60% of the world’s 100 largest banks, OneSpan processes over 100 million digital agreements and billions of secure authentication transactions across more than 120 countries each year.

We offer our products primarily through a subscription licensing model and provide multiple deployment options, including cloud-based and on-premises solutions. Our solutions are sold worldwide through our direct sales force, as well as through distributors, resellers, systems integrators, and original equipment manufacturers.

We report our financial results under the following two business divisions, which are our reportable operating segments: Cybersecurity and Digital Agreements.
•Cybersecurity. Cybersecurity, formerly Security Solutions, consists of our broad portfolio of software products, software development kits ("SDKs") and Digipass authenticator devices that are used to build applications designed to defend against attacks on digital transactions across online environments, devices, and applications. The software products and SDKs included in the Cybersecurity segment are delivered through on-premises and cloud-based deployment models and include standards-based authentication technologies such as Fast Identity Online ("FIDO") authentication and passkeys, multi-factor authentication, transaction signing solutions and mobile application security.

•Digital Agreements. Digital Agreements consists of solutions that enable our clients to secure and automate business processes associated with their digital agreement and customer transaction lifecycles that require consent, non-repudiation and compliance. These solutions, which are cloud-based, include OneSpan Sign e-signature, OneSpan Notary, and OneSpan Identity Verification.

Beginning in mid-2023 and through the third quarter of 2024, our focus was on adjusting our cost structure to enable both business divisions to operate profitably. These cost optimization efforts were a major factor in the overall business returning to operating profitability in the fourth quarter of 2023. The subsequent increase in profitability, combined with high levels of cash generation, enabled us to return approximately $31.6 million to shareholders in 2025 in the form of quarterly dividends and share repurchases. Beginning in the fourth quarter of 2024 and continuing through 2025, we continued to operate profitably while taking a number of important steps to generate future revenue growth:

•In December 2024, we hired a new Chief Technology Officer, Ashish Jain, to lead our research and development efforts.

•In June 2025, we acquired Nok Nok Labs, Inc. ("Nok Nok Labs"), a provider of passwordless software authentication solutions, which brought S3, a leading FIDO software product, to our portfolio. This acquisition provides OneSpan's customers with a wider range of flexible, adaptable authentication options. See Note 6, Business Acquisitions, for additional information.

•In June 2025, we entered into a $100.0 million credit agreement (the “Credit Agreement") with MUFG Bank, Ltd ("MUFG") and other lenders party thereto. The Credit Agreement provides for a $100.0 million revolving credit facility with a $10.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit. The proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. We may borrow, repay and reborrow funds under the revolving credit facility until its maturity on June 23, 2030. See Note 12, Debt, for additional information.

•In October 2025, we announced a strategic investment in, and partnership with, ThreatFabric Holding B.V., a Dutch company that provides mobile threat intelligence, malware risk detection, and behavioral analytics, to further enhance the value we offer to our customers. See Note 2, Summary of Significant Accounting Policies, for additional information.

•In December 2025, we hired a new Chief Revenue Officer, Shaun Bierweiler, to lead our go-to-market efforts, and to drive growth and customer success.

•Later in December 2025, we entered into a definitive agreement to acquire Build38 GmbH ("Build38"), a leader in next-generation mobile application protection solutions, to extend our investment in advanced mobile security technologies. See Note 6, Business Acquisitions, for additional information.

Our efforts to broaden and strengthen our product offerings are driven in part by a secular shift away from physical authentication devices such as our Digipass tokens. Because consumers increasingly interact with their banks through their mobile devices rather than desktop computers, they are more likely to prefer authentication methods that enable secure, convenient access to mobile banking apps without the need for a physical device. In response to this trend, our bank and financial institution customers have increasingly adopted a “mobile first” approach to consumer authentication that prioritizes the mobile user experience over traditional desktop experiences. This approach has resulted in a reduction of Digipass hardware authenticator sales and an increase in sales of software authentication licenses delivered through software applications on mobile devices. Due largely to the mobile first trend, our revenue from Digipass devices declined from 78% of our revenue in 2015 to 20% of our revenue in 2025. Although we plan to continue to invest in our Digipass authenticators, including our newer FIDO2 Digipass devices, as an important component of our broad authentication solution portfolio, we are focused on driving revenue growth in higher–margin software solutions, both through further expansion of our Cybersecurity software solutions and through continued growth in our Digital Agreements division.

Industry Background

While the continued shift toward cloud-delivered experiences and the rapid adoption of artificial intelligence (“AI”) technologies across industries have accelerated digital engagement, they have also expanded the threat landscape for organizations, their customers, and their employees. People, applications, and the digital records associated with business interactions, transactions, and agreements have become major targets for cyberattacks and fraud. As organizations digitize critical workflows, the security, integrity, and enforceability of these interactions have become increasingly essential to business operations.
Cybersecurity Market Trends
Cybersecurity threats continue to rise in frequency, sophistication, and impact. Attackers are leveraging advanced techniques—including AI-driven phishing, deepfake-enabled impersonation, and social engineering—to exploit weaknesses in digital channels. Account takeover attacks (“ATO”) remain among the fastest‑growing threats, as criminals target customer and workforce authentication processes across digital banking and enterprise applications. Authorized push payment (“APP”) fraud is also accelerating, with fraudsters manipulating individuals and businesses into sending real‑time payments to illegitimate destinations.
At the same time, mobile-first usage has made applications a central attack surface. Organizations increasingly face threats such as malware, reverse engineering, and injection attacks within their mobile apps, prompting a growing need for in-app protections, threat analytics, and mobile application shielding. These risks are compounded by the rise of hybrid work environments, which place additional pressure on organizations to secure employee access through phishing-resistant authentication and comprehensive workforce identity protections.
While organizations seek to safeguard their environments, they must also meet customer expectations for fast, intuitive, and low‑friction digital experiences. This tension between strong security requirements and seamless user experiences continues to challenge enterprises across regulated and unregulated industries.
Digital Agreements Market Trends
The digital agreements market continues to advance as organizations seek to improve efficiency, reduce risk, and meet regulatory requirements in increasingly complex operating environments. As businesses move beyond static,

PDF‑based documents, they are shifting toward intelligent, structured, and dynamic digital content that enables greater automation, analytics, and reuse across workflows.
The rise of agentic AI is also reshaping agreement processes. Rather than digitizing legacy steps, enterprises are reconstructing workflows to be adaptive, automated, and AI‑assisted - streamlining multi‑step processes and accelerating digital operations.
At the same time, organizations are reassessing their e‑signature foundations. Many tools adopted rapidly during the COVID era were deployed in silos, offer limited customization, are costly to scale, and, in some cases, introduce additional security risks. As companies consolidate these fragmented deployments, they are prioritizing cost‑effective, enterprise‑wide solutions that support broad use‑case coverage and deliver a lower total cost of ownership.
Our Opportunity
The trends shaping both the cybersecurity and digital agreements markets point to a growing global need for technologies that secure identities, protect critical applications, and ensure the integrity of high-value digital transactions. In cybersecurity, rising threat sophistication, the expansion of mobile and cloud attack surfaces, and the ongoing tension between strong security and user experience are driving demand for robust, friction-resistant authentication and advanced application protection. In parallel, the digital agreements market is undergoing its own transformation as organizations shift toward intelligent documents, AI-driven workflows, and consolidated, enterprise-wide e-signature deployments that reduce cost, improve scalability, and require strong identity verification—particularly as digital wallets and new credential models emerge. Together, these market dynamics create a meaningful opportunity for OneSpan to leverage our global security heritage to deliver identity-assured, trusted solutions that help organizations reduce risk, meet regulatory requirements, and provide intuitive, secure digital experiences across both segments.
Our Products and Services Portfolio
We offer a portfolio of security, authentication, identity, electronic signature, and digital workflow products and solutions through our two business divisions, Cybersecurity and Digital Agreements.
Cybersecurity

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

Digipass S3 Authentication Software is our authentication platform designed to enable passwordless, phishing-resistant authentication across web and mobile applications. The platform supports standards-based technologies, including FIDO. The software provides adaptive, policy-driven authentication using contextual and device-based signals to balance security and user experience. It offers centralized administration, lifecycle management, analytics, and integration with existing Identity and Access Management ("IAM") and Customer Identity and Access Management ("CIAM") platforms through APIs and out-of-the-box connectors. Digipass S3 Authentication Software can be deployed in cloud or on-premises environments and is designed to support enterprise-scale authentication volumes. Customers use Digipass S3 Authentication Software as part of their digital authentication environments across web and mobile applications.

Mobile Security Suite is a comprehensive SDK and unique single framework that integrates built-in application security to allow for a variety of strong authentication technologies, dynamic linking, WYSIWYS (What-You-See-Is-What-You-Sign), authentication orchestration, and improved authentication user interface. Through a comprehensive library of application programming interfaces ("APIs"), customers can extend and strengthen security for applications, deliver user convenience, and streamline the application deployment and lifecycle management process.

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

Digital Agreements

OneSpan Sign, our primary Digital Agreements product offering, supports a broad range of e-signature requirements from simple to complex, and from the occasional agreement to processing tens of thousands of transactions. OneSpan Sign provides multiple public cloud deployment options to meet global data residency needs. The solution is also available in a Federal Risk and Authorization Management Program ("FedRAMP") SaaS-level compliant cloud, allowing U.S. government agencies to implement e- signatures in the cloud and meet General Services Administration ("GSA") security requirements.

Customers can fully "white-label" and configure OneSpan Sign to reinforce their brand for a seamless signing experience. Each step of the digital agreement workflow can be customized, from data capture and agreement creation to signer identification, signature collection, and authentication. OneSpan Sign also provides comprehensive, secure electronic evidence to support strong legal protection by capturing all actions during the agreement process. This reduces the time and cost of gathering evidence and demonstrating legal and regulatory compliance. E-signature capabilities can be a critical component of the account opening and onboarding processes, providing a secure and user-friendly way to execute legally binding agreements.

OneSpan Notary is an online notary solution developed for organizations with in-house notaries. It includes live electronic signature, two-way secured videoconferencing, and strong identity proofing options, like Identity Verification and Knowledge-based Authentication ("KBA"). It also simplifies the notarization process with guided workflows, the ability to upload eNotary Seal, recording, eJournaling, and audit trail capabilities in a single solution. OneSpan Notary is currently available for use in 30 U.S. states.

OneSpan Sign Identity Verification gives banks and other financial institutions access to a wide range of identity verification services – all through a single API integration. This includes identity document (e.g., driver’s license, passport, etc.) capture and real-time authenticity verification, as well as facial comparison (“selfie”) and liveness detection (the ability to detect whether a digital interaction is with a live human being) to establish that the individual presenting the identity document is the same person whose picture appears on the authenticated identity document. Starting January 1, 2024, we began presenting OneSpan Identity Verification in the Digital Agreements segment to reflect the greater alignment of this solution with our Digital Agreements product portfolio.

OneSpan Sign Authentication offers a broad set of configurable authentication options designed to help organizations balance user experience, risk, and compliance across the digital agreement lifecycle. The solution provides robust methods to verify both senders and signers, adding essential layers of security to e-signature transactions. Supported authentication options include SMS one‑time passcodes, shared‑secret Q&A, KBA, digital certificates, smart cards, and FIDO passkeys for higher‑risk scenarios. For enhanced assurance, OneSpan Sign also includes government‑issued ID verification, document authenticity checks, and biometric facial comparisons with liveness detection. Whether organizations are orchestrating automated workflows through APIs or sending one‑off signature requests, adding authentication remains a simple yet powerful step to safeguard digital agreements, protect sensitive data, and reinforce trust throughout the signing process.

OneSpan Integration Platform is a modern pre-built platform that enables organizations to easily embed e-signatures powered by OneSpan Sign into well-known applications such as Salesforce, SharePoint, and Guidewire. These pre-built integrations allow organizations to manage an efficient, modern digital agreement process. Customers can automate a wide range of digital agreement workflows by leveraging comprehensive APIs, efficient low-code/no-code automations, and partner-provided integration platform as a service ("iPaaS") solutions, enabling cross‑departmental consistency, operational efficiency, and strong security and compliance controls.
Intellectual Property and Proprietary Rights and Licenses
We rely on a combination of patent, copyright, trademark, design, and trade secret laws, as well as employee and third-party non-disclosure agreements, to protect our intellectual property ("IP") and other proprietary rights. We hold patents which cover multiple aspects of our technology in the U.S., Europe, Japan, China, Hong Kong and other countries. These patents expire between 2026 and 2045. In addition to issued patents, we also have patent applications pending in the U.S., Europe, Japan, China, Hong Kong and other countries. Many of our issued and pending patents are related to our Digipass and Nok Nok Labs product lines. In addition to our owned IP, we license software from third parties for integration into our solutions, including open-source software and other software available on commercially reasonable terms.

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
Research and Development
Our research and development efforts are focused primarily on enhancing our solutions by building new features, functionality, and applications; developing technology to support new products; enhancing our transaction-cloud platform; and conducting product and quality assurance testing. We employ a team of full-time engineers and, from time to time, also engage independent engineering firms to conduct certain product development efforts on our behalf. For fiscal years ended December 31, 2025, 2024, and 2023, we incurred expenses, net of software capitalization, of $34.2 million, $32.4 million, and $38.4 million, respectively, for research and development.
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

In late 2021 and 2022, the supply chain for our Digipass devices was impacted by the effects of the COVID-19 pandemic, the Russia-Ukraine conflict and the inflationary cost environment, particularly with respect to materials in the semiconductor market, including part shortages, increased freight costs, diminished transportation capacity and labor constraints. This resulted in an increase in material costs, difficulties and delays in procuring certain microprocessors, and other disruptions in our supply chain. Although these supply chain issues stabilized during 2023 and continued to be relatively stable in 2025, global supply chains for semiconductors and electronic components remain vulnerable to disruption from range of risks, including natural disasters and extreme weather, geopolitical disputes, tariffs or trade disputes, regional or global conflicts, and scarcity of certain minerals and components.

In response to these supply chain conditions, we have focused on improving our supplier network, engineering alternative designs, and working to mitigate the impact of potential future supply shortages. We actively manage our inventory in an effort to minimize supply chain disruptions and enable continuity of supply and services to our customers, and we may maintain elevated levels of inventory for certain of our products to prepare for potential supply constraints. We also regularly evaluate alternative manufacturing and supply arrangements, including moving more of our manufacturing from China to Romania or other locations, to mitigate supply chain risks. Despite these efforts, we may experience additional supply chain disruptions or cost increases affecting our Digipass business in the future. Please see Item IA, Risk Factors, for additional information.

Our software solutions are produced in-house or developed by third parties and sold under license.
Competition
The market for digital solutions for security, authentication, identity, electronic signature, and digital workflow products is very competitive and, like most technology-driven markets, is subject to rapid change and constantly evolving solutions and services. Competition in our markets may intensify further as advances in AI enable rapid, low-cost development of software applications.

Our authentication products are designed to allow authorized users access to digital business processes and properties, in some cases using patented technology. Our authentication products are often used to supplement, or to enhance and modernize, existing authentication solutions, including static passwords. Our main competitors in the authentication market are Gemalto (a subsidiary of Thales Group), RSA Security and Yubico. There are also many other companies in adjacent areas, such as mobile device management ("MDM"), threat protection, and IAM, that offer competing services. In addition to these companies, we face competition from many small authentication solution providers, many of whom offer new technologies and niche solutions such as biometric or risk and behavioral analysis. We believe that competition in this market may intensify as a result of increasing demand for security products.

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
Sales and Marketing
Our solutions are sold globally through our direct sales force and through channel partners, including distributors, resellers, systems integrators, and original equipment manufacturers. Our sales organization coordinates sales activity across our direct and partner channels and engages directly with customers independently or alongside partner sales personnel. We also provide product education and enablement to sales and technical personnel of our channel partners and to prospective end users of our products.

Customers and Markets

The majority of our revenue is derived from financial institutions, which include traditional banks, credit unions, and online-only banks. We also sell to the enterprise market segment, government, healthcare, and insurance industries in select regions around the globe.

Our top 10 customers contributed 18%, 20%, and 22% in 2025, 2024, and 2023, respectively, of our total worldwide revenue.

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

Government Regulation
As a global cybersecurity and digital agreements company with operations and customers in multiple jurisdictions worldwide, we are subject to complex, evolving, and increasingly stringent global laws and regulations. Also, because banking and financial services is our largest industry target market, the regulations affecting our customers in this area, such as the European Union Digital Operations Resilience Act, have a significant indirect effect on our business. Similar regulatory dynamics occur in the other primary markets where we have customers, such as healthcare and government. In addition, since we have significant operations in Europe, we are subject to many European Union laws concerning privacy, data, cybersecurity, and sustainability, which have been and may continue to be costly to comply with. Additional proposed or newly enacted legislation or regulatory requirements could also materially affect our business. Please see Item IA, Risk Factors, for additional information.

Human Capital
OneSpan is powered by a team of 602 employees, consisting of 336 employees in the Americas, 231 employees in EMEA (which includes Europe, the Middle East, and Africa), and 35 employees in the Asia Pacific region as of December 31, 2025. 108 of those employees were in cost of goods sold, 167 in sales and marketing, 239 in research and development, and 88 in general and administrative.

We understand that achieving our business objectives will depend primarily on the skills, creativity, and determination of our people. To that end, we strive to create an environment that will attract, retain and develop talented people who are motivated to find opportunities and create new possibilities for our customers, for themselves and their teams, and for OneSpan. To achieve this goal, we focus on the areas described below.

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

Hybrid Workplace Policy. For our employees who live near one of our offices, local office leadership designates the number of days per week employees generally come to the office in person, which ranges from two or three times per week in certain locations, to five days per week in others. For locations that are not five days per week in the office, for the rest of the week employees may work either remotely or from their local office. We believe this approach maintains the flexibility of remote work while also providing a regular opportunity for in-person interactions to collaborate, innovate, and build relationships with colleagues.

Workplace Environment and Access to Talent. With 602 employees around the world and customers in more than 120 countries, we believe that our business benefits from a workplace that includes employees with a range of perspectives, experience, backgrounds and cultures. We work with a variety of job sites and candidate application platforms to increase our access to a broad pool of potential employees. We also monitor the composition of our workforce by gender on an ongoing basis in order to make sure we are accessing and retaining a wide range of available talent. As of December 31, 2025, approximately 30% of our total employees and 30% of our employees at a manager level and above identified as female, and 69% and 70%, respectively, identified as male.

Training and Talent Development. We promote and support employee development, compliance and organizational effectiveness by providing professional development and compliance training. All of our employees take a required annual training on the following topics: our code of conduct and ethics; cybersecurity; and preventing harassment and discrimination. In addition, we make a variety of external professional development courses and tailored in-house trainings available to our employees.

Feedback, Coaching and Career Development. We believe regular feedback is an important component of employee development. Our managers provide ongoing feedback and performance coaching to their direct reports in regular one-to-one meetings, and are also encouraged to solicit their teams’ feedback on their own performance. We have also adopted a career ladder program tailored for our research and development employees. The goal of this program is to set out a structured and supportive career development framework that fosters continuous learning, skill development, and career advancement.

Employee Recognition. We recognize our employees for driving business results, exemplifying our company values, extraordinary efforts on specific projects, and long tenure with the company. We believe that these recognition programs help drive strong employee performance and promote a positive working environment.

Community Outreach. We encourage employee volunteerism in the communities where we live and work by providing each employee with one paid day off each year to participate in volunteer activities of their choice. In addition, our main office locations regularly participate in events such as food, pet supply and holiday children’s toy drives.

Monitoring Employee Turnover. We monitor voluntary turnover and total attrition, as a whole and by tenure, region, and by job family. Total attrition captures all reasons employees leave, including voluntary turnover and involuntary turnover due to job eliminations or performance reasons, whereas voluntary turnover is limited to elective departures by employees. Our voluntary turnover across our global employee base in 2025 was 5.8%, which we believe is low compared to global voluntary turnover rates in the technology industry. Our total attrition in 2025 was 9.3%.

Commitment to Well-Being and Human Rights, Near and Far. We maintain a variety of policies and procedures to promote positive workplace conduct and employee well-being within OneSpan, and human rights beyond, including a code of conduct and ethics, a compliance concern reporting hotline, anti-discrimination and equal opportunity policies, a stress and burnout awareness training program, human rights and anti-trafficking policies, and a supplier code of conduct.

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

Including our predecessor companies, we have completed 18 acquisitions and two dispositions since our inception, including the 2013 acquisition of Cronto Limited, a provider of secure visual transaction authentication solutions for online banking, and the 2015 acquisition of Silanis Technology Inc., a provider of e-signature and digital transaction solutions which we now market and sell under the OneSpan Sign name. More recently, we acquired Nok Nok Labs, a provider of passwordless software authentication, in June 2025, and in December 2025, we entered into a definitive agreement to acquire Build38, a provider of mobile application protection software. The proposed acquisition of Build38 is subject to customary closing conditions.

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

Available Information

We maintain an Internet website at www.onespan.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report on Form 10-K. Our website address is included in this Annual Report on Form 10-K as inactive textual reference only. Our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and amendments to those reports, are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with, or otherwise furnished to, the SEC. We also make available on our website the charters of our audit committee, compensation committee and nominating and corporate governance committee, as well as our corporate governance guidelines and our code of business conduct and ethics.

Information about our Executive Officers

The following sets forth certain information with regard to each of our executive officers. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.
VICTOR LIMONGELLI — Mr. Limongelli was appointed as OneSpan’s Chief Executive Officer and President in July 2024 after joining the Company in January 2024 as its Interim Chief Executive Officer. Prior to joining OneSpan, Mr. Limongelli most recently served as Chief Executive Officer at BQE Software, Inc., a privately held SaaS company providing billing, accounting, and similar functionality to professional services firms, from September 2021 to April 2023. From April 2018 to August 2021, he served as Chief Executive Officer of MobileCause, Inc., a private equity-backed SaaS company focused on fundraising and donor engagement for nonprofits, and from November 2015 to April 2018, he was initially Chairman of the Board and then Chief Executive Officer of AccessData Group, a privately held security software company. From May 2003 through November 2014, Mr. Limongelli held a number of executive positions with Guidance Software, Inc., a publicly traded security software company, including over 9 years as President and 7 years as its Chief Executive Officer. He received an A.B. from Dartmouth College and a J.D. from Columbia University. Mr. Limongelli is 59 years old.

JORGE MARTELL — Mr. Martell has served as OneSpan’s Chief Financial Officer since September 2022 and as its principal accounting officer since December 2023. From July 2016 to September 2022, he served as Chief Financial Officer and Treasurer and from April 2015 to July 2016 as Vice President of Finance, Corporate Controller, at Extreme Reach Inc., a private-equity owned omnichannel creative logistics company for brand advertising, where he played an integral role in optimizing the company’s balance sheet and in executing the company’s growth strategy through global M&A, prior to its acquisition by another private equity firm. From September 2012 to March 2015, Mr. Martell was Treasurer and Assistant Corporate Controller at Sapient Corporation, a technology company, where he led its global revenue organization, execution of its M&A financial strategy, and global treasury organization prior to its acquisition by Publicis Groupe. Earlier in his career, he held leadership roles at ABM Industries, Inc., a provider of facilities management solutions, and at KPMG LLP, a public accounting firm. Mr. Martell received a B.S. from the Institute of Technology and Higher Studies of Monterrey, Mexico. Mr. Martell is 47 years old.

ASHISH JAIN— Mr. Jain joined OneSpan in December 2024 as its Chief Technology Officer. Prior to that, Mr. Jain was Chief Product Officer and Chief Technology Officer at Arkose Labs, an enterprise fraud management and account security company, from March 2021 to June 2024. At Arkose, he led the development of the company's bot mitigation platform to help address consumer fraud and identity challenges for large enterprises. From August 2018 to March 2021, he served as Head of Identity at eBay, a global commerce marketplace provider, where he led the global engineering team to build the identity, risk, and trust platform to support onboarding, authentication, KYC, fraud and abuse protection for eBay’s customers and third-party developers. From June 2011 through August 2018, Mr. Jain held product management roles at VMWare, a virtualization and cloud computing software provider, most recently as Vice President, Workspace One/Digital Workspace. Earlier in his career, he held various product management and engineering roles at a number of technology companies, including PayPal, Ping Identity, and BEA Systems. Mr. Jain received a Bachelor of Engineering degree from BITS, Pilani, India, and an MBA from the University of Denver’s Daniels College of Business. Mr. Jain is 53 years old.
LARA MATAAC — Ms. Mataac has served as OneSpan’s General Counsel, Chief Compliance Officer and Secretary since June 2022. From April 2021 to June 2022, Ms. Mataac was General Counsel at Constant Contact, Inc., a provider of cloud-based online marketing solutions, where she led the legal and compliance team during a period of transition after the company’s spinout from Endurance International Group (EIG) in February 2021. Before Constant Contact, Ms. Mataac was at EIG, a provider of cloud-based web presence and online marketing solutions, from February 2013 through March 2021, most recently as Deputy General Counsel. Before EIG, Ms. Mataac was corporate legal director at Bottomline Technologies, a software company. Earlier in her career, she practiced corporate law at the firms Wilmer Cutler Pickering Hale & Dorr LLP and Fenwick & West LLP. Ms. Mataac received a B.A. from Wellesley College and a J.D. from Stanford University. Ms. Mataac is 49 years old.
Item 1A - Risk Factors

Risk Factors Summary
Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this Risk Factors Summary. These summary risks provide an overview of many of the risks we are exposed to in the normal course of our business, some of which have manifested and any of which may occur in the future. As a result, the following summary risks do not contain all of the information that may be important to you, and you should read them together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” and with the other information in this Annual Report on Form 10-K. Additional risks beyond those summary risks discussed below, in “Risk Factors” or elsewhere in this Annual Report on Form 10-K, could have an adverse effect on our business, results of operations, financial condition or prospects, and could cause the trading price of our common stock to decline. Our business, results of operations, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. Consistent with the foregoing, we are exposed to a variety of risks, including the following significant risks:
•We may encounter challenges in achieving our revenue growth objectives.
•Acquisitions or other strategic transactions, such as our planned acquisition of Build38, may not achieve the intended benefits and could disrupt our operations.
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
•We may be unable to maintain or increase our level of profitability.
•The credit agreement for our revolving credit facility contains financial covenants and various other restrictions and requirements that could limit our operational flexibility and adversely affect our financial condition and results of operations if we are unable to comply with them.
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
•U.S. trade policy or foreign policy developments could have a material adverse impact on our business.
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
Risks Related to our Business and Industry

We may encounter challenges in achieving our revenue growth objectives.

Our total revenue for 2025 was approximately the same as our total revenue for 2024. We are aiming to grow our revenue in both Cybersecurity and Digital Agreements going forward; however, this may be challenging. We expect revenue from our Digipass authenticator tokens to decrease modestly on a year-over-year basis in 2026, consistent with trends over the past decade as our banking customers have generally moved toward “mobile-first” authentication (authentication solutions delivered through a software application on a mobile device), especially for consumer banking. We will therefore need to grow our revenue relatively more in the software component of our Cybersecurity division and in our Digital Agreements division to compensate for the anticipated decline in hardware. We are enhancing our software solutions through strategic acquisitions, including our acquisition of Nok Nok Labs in June 2025 and our entry into a definitive agreement to acquire Build38 in December 2025, and targeted additional investments in software product development; however, these efforts may not yield the additional software revenue we seek for various reasons, such as competition, delays and challenges in integrating acquisitions or developing products that meet our customers’ needs, long sales cycles, lack of brand awareness, general economic conditions, and other risks described in these Risk Factors. If we are unable to grow our revenue as planned, we may also be unable to maintain or increase our profitability.

Acquisitions or other strategic transactions, such as our planned acquisition of Build38, may not achieve the intended benefits and could disrupt our operations.

To remain competitive, we have in the past and may in the future acquire additional businesses, products or technologies or make investments in, or enter into joint ventures or similar transactions with, third parties. In 2025, we acquired Nok Nok Labs, a provider of FIDO passwordless software authentication solutions, and made a strategic investment in ThreatFabric Holding B.V., a provider of fraud detection, mobile threat intelligence, and malware defense solutions. In December 2025, we signed a definitive agreement to acquire Build38, a provider of mobile application protection software. The proposed Build38 acquisition is subject to customary closing conditions and is currently expected to close in March 2026. Acquisitions and other strategic transactions such as these involve numerous risks, including the following:

•Delays in completing acquisitions, or failure to complete planned acquisitions, due to longer than anticipated regulatory clearance processes or other unexpected challenges;
•Difficulties or delays in integrating the acquired businesses, which could prevent us from realizing the anticipated benefits of acquisitions;
•Challenges in successfully cross-selling acquired products to our existing customer base, or in cross-selling our products to the acquired company’s customer base;
•Delays or reductions in customer purchases for OneSpan and/or the company we acquired due to customer uncertainty about continuity and effectiveness of service from either company;
•Difficulties in supporting and, where applicable, migrating acquired customers to our platforms, which could cause customer churn, unanticipated costs, and damage to our reputation;
•Disruption of our ongoing business and diversion of management and other resources from existing operations;
•Constraints on our liquidity in the event that we use cash or incur debt to fund a significant acquisition, or dilution to existing stockholders in the event we issue equity securities as part of the consideration for such an acquisition;
•Assumption of debt or other actual or contingent liabilities of the acquired company, including litigation risk;
•Differences in corporate culture, compliance protocols, and risk management practices between us and acquired companies;
•Potential loss of the key employees of an acquired business;
•Potential loss of partners of OneSpan or an acquired business due to the actual or perceived impact of the acquisition;
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

Any of these risks could result in acquisitions or other strategic transactions failing to achieve their intended objectives and/or disrupting our business.

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

Technological changes occur rapidly in our industry and development of new products and features is critical to maintain and grow our revenue. Our ability to attract and retain customers will depend in part upon our ability to enhance our current products and develop innovative new solutions to distinguish us from the competition and to meet customers’ changing needs. For instance, we believe that our bank and financial institution customers, who account for a majority of our revenue, may increasingly move away from multi-factor authentication methods and toward passkeys that use the FIDO2 passwordless authentication standard. If we are unable to provide our customers with high quality and innovative passkey solutions, or if we otherwise do not anticipate or adapt to changing technology, industry standards or customer requirements on a timely basis, our competitive position and financial results will be negatively impacted.

Product developments and technology innovations by others may adversely affect our competitive position. The introduction by our competitors of products embodying new technologies or the emergence of new industry standards could render our existing products obsolete and unmarketable. For example, if our competitors are able to more quickly and effectively integrate technologies such as generative artificial intelligence into their products, our competitive position may suffer. In addition, AI may reduce barriers to entry in our markets by allowing new entrants to rapidly and cost-effectively create competitive and potentially disruptive software solutions.

We spend substantial amounts of time and money to research and develop new offerings and enhanced versions of our existing offerings in order to meet our customers’ rapidly evolving needs. When we develop a new offering or an enhanced version of an existing offering, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop or acquire new or enhanced offerings, their introduction must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. In the past, we have determined that certain product initiatives we initially believed were promising did not warrant further investment, and incurred non-cash impairment charges as a result. If future new product initiatives do not garner widespread customer adoption and implementation, we may incur future non-cash charges and our business may be adversely affected.

A significant portion of our sales are to a limited number of customers. The loss of substantial sales to any one of them could have an adverse effect on revenues and profits.

We derive a substantial portion of our revenue from a limited number of customers. The loss of substantial sales to any one of them could adversely affect our operations and results. In 2025, 2024, and 2023, our top 10 largest customers contributed 18%, 20%, and 22%, respectively, of our total worldwide revenue.

The markets we serve are highly competitive, which may negatively affect our ability to add new customers, retain existing customers and grow our business.

The markets for cybersecurity and digital agreements solutions are very competitive and, like most technology-driven markets, are subject to rapid change and constantly evolving solutions and services. Competition in these markets may intensify further as advances in AI enable rapid, low-cost development of software applications.

The authentication products in our Cybersecurity division are designed to allow authorized users access to digital business processes, in some cases using patented technology. Our main competitors in our authentication market are Gemalto, a subsidiary of Thales Group, Yubico and RSA Security. There are also many other companies in adjacent areas, such as MDM, threat protection, and IAM, that offer competing services. In addition to these companies, we face competition from many small authentication solution providers, many of whom offer new technologies and niche solutions such as biometric or risk and behavioral analysis. We believe that competition in this market may to intensify as a result of increasing demand for security products.

Our primary competitors for electronic signature solutions in our Digital Agreements division are DocuSign and Adobe Systems. Both companies are significantly larger than us. In addition to these companies, there are numerous smaller and regional or niche providers of electronic signing solutions.

Some of our present and potential competitors have significantly greater brand awareness and financial, technical, marketing, purchasing, and other resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion and sale of products, or deliver competitive products at a lower end-user price than we do. These factors have made it more difficult for us to compete successfully and may continue to do so, which could negatively affect our business.

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

Our corporate infrastructure stores and processes our sensitive, proprietary and other confidential information (including information related to finance, technology, employees, marketing, sales, etc.) which is used daily in our operations. In addition, our solutions involve the transmission and processing of our customers' confidential, proprietary, personal and sensitive information. We have legal and contractual obligations to protect the confidentiality and appropriate use of customer data. Because we are a digital agreements and cybersecurity company, and because the majority of our customers are banks and other financial institutions, which are frequent targets of cyberattacks, we may be an attractive target for cyber attackers or other data thieves.

High-profile cyberattacks and security breaches have increased in recent years, with the potential for such acts heightened because of the widespread adoption of remote working and the increase in sophisticated cyberattack methods, including the use of artificial intelligence to launch automated, accelerated and enhanced cyberattacks. Because techniques used to obtain unauthorized access or to sabotage systems are constantly evolving, change frequently and often are not recognized until launched against a specific target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As we seek to increase our client base and expand awareness of our brand, we may become a greater target for third parties seeking to compromise our security systems and we anticipate that hacking attempts and cyberattacks will increase in the future.

Artificial intelligence technologies introduce evolving industry‑wide risks, including model manipulation, data poisoning, deceptive AI‑generated content, and rapidly expanding regulatory requirements. For OneSpan, the use of AI within security operations and product‑related processes may create vulnerabilities if systems are improperly designed, supervised, or governed, potentially resulting in unauthorized access, incorrect automated actions, exposure of confidential information, or operational failures. Despite policies governing AI usage, lifecycle risk management, and oversight, failures in design, monitoring, or compliance—as well as errors or misuse of AI‑enabled capabilities—could impair our security posture, reduce threat‑detection effectiveness, harm customer trust, or expose OneSpan to legal, regulatory, and reputational consequences.

We have experienced several security incidents in the past, none of which have been material to date. However, it is possible that we may experience a material event in the future. While we have established teams, processes and strategies to protect our assets, we may not always succeed in preventing or repelling unauthorized access to our systems. We also may face delays in detecting or otherwise responding to cybersecurity incidents or other breaches.

Additionally, we use third-party service providers for certain services involving data storage or transmission, such as SaaS, cloud computing, and internet infrastructure and bandwidth. These providers face various cybersecurity threats and may experience cybersecurity incidents or other security breaches. For example, the recent Salesloft, Inc. Drift data breach impacted hundreds of Salesforce.com customers worldwide. Although OneSpan was among the affected customers, the incident did not compromise our products and had minimal impact on our business, but it is possible that future third-party incidents may be more harmful to us.

Despite our security measures, our IT systems and infrastructure may be vulnerable to attacks. Threats to IT security can take a variety of forms. Individuals and groups of malicious actors and sophisticated organizations, including state-sponsored organizations or nation-states, continuously attempt to compromise systems using tactics, techniques, and procedures such as phishing attacks, malicious software, exploiting hardware or software vulnerabilities, social engineering, and coordinated attacks like distributed denial of service or other coordinated attacks. If account security controls are not effectively implemented or maintained, unauthorized access to confidential or sensitive information could occur.

Security incidents may have a number of negative consequences to us, including the following: requiring us to expend significant capital and other resources to alleviate the incidents and to improve our security technologies; impairing our ability to provide services to our customers and protect the privacy of their data delaying product development efforts; compromising confidential or technical business information or personal data; harming our reputation or competitive position; resulting in theft or misuse of our intellectual property or other assets; and exposing us to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, mitigation expenses, costs for remediation and incentives offered to affected parties, including customers, other business partners and employees, in an effort to maintain business relationships after an incident. We continually invest in strengthening our information technology systems and implementing robust security measures to protect critical and sensitive assets. Our cybersecurity program includes regular security awareness training for employees and key contractors, emphasizing best practices and emerging threats. These efforts are designed to reduce the likelihood of an attack and ensure preparedness to respond effectively to any security breach.

Despite these measures, we may not be able to anticipate or prevent all attacks. In the event of an actual or perceived security breach, confidence in our security practices and products could be diminished, resulting in loss of customers and sales, impairment of our operations, significant liabilities, reputational harm, and a negative impact on our business and financial condition.

We face a number of risks associated with our international operations, any or all of which could result in a disruption in our business and a decrease in our revenue.

In 2025, 2024 and 2023, we generated approximately 79%, 83% and 83% of our revenue and incurred approximately 54%, 59% and 58% of our operating expenses outside of the U.S., respectively. A severe economic decline in any of our major foreign markets could adversely affect our results of operations and financial condition.

In addition to exposures to changes in the economic conditions of our major foreign markets, we are subject to a number of risks related to our international operations, any or all of which could result in a disruption in our business and a decrease in our revenue. These include:

•geopolitical conflicts and related economic or political instability, including tensions or conflicts between the U.S. and other countries or regions, particularly China and the European Union, over territorial and sovereignty matters (including those related to Taiwan, Hong Kong, and Greenland), tariffs and trade, or U.S. foreign policy;
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
•adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash; and
•increased exposure to climate change, natural disasters, armed conflict, terrorism, epidemics, or pandemics and other health crises.

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

In the event that the supply of components or finished products for our Digipass authenticator business is interrupted or relations with any of our principal component vendors or contract manufacturers is terminated, there could be increased costs and considerable delay in finding suitable replacement sources for components or alternative manufacturers for our hardware products. Our Digipass authentication devices are currently assembled at several facilities located in mainland China and one facility in Romania. The importation of these products from China and Romania exposes us to the possibility of product supply disruption and increased costs in the event of changes in the policies of the Chinese, Romanian or EU governments, political unrest, natural disasters, extreme weather or unstable economic conditions in China, Romania or the EU, or developments in China, Romania, the U.S. or the EU that are adverse to trade, including threatened or actual military conflict or enactment of tariffs or other protectionist legislation. We have experienced supply chain disruption in the past as a result of China’s COVID-related policies and extreme heatwaves and drought affecting southern China, both of which affected our China-based contract manufacturers. We may experience similar disruptions again due to numerous factors, including tariffs and trade disputes, geopolitical tensions, armed conflict, pandemics or other public health threats, and natural disasters and extreme weather, which may occur more frequently due to climate change. These factors have in the past, and may in the future, cause delays in our fulfillment of customer orders, which may in turn delay our recognition of revenue from such orders or cause customers not to place orders or to seek alternative suppliers.

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
A typical sales cycle in the financial services market is often 9 to 18 months long. We often need to spend significant time and resources to better educate and familiarize these potential customers with the value proposition of our products and solutions. Purchasing decisions for our products and services may be subject to delays due to a number of factors, many of which are outside of our control, such as:
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
•Network outages, security breaches, technical difficulties or interruptions affecting our products;
•With respect to our Digipass business, component costs and availability;
•Seasonality in our business;
•Changes in foreign currency exchange rates;
•General economic and political conditions, as well as economic conditions specifically affecting industries in which our customers operate; and
•Other events or factors, including those resulting from pandemics, war and other geopolitical conflicts, natural disasters, incidents of terrorism or responses to these events.

Any one of these or other factors discussed elsewhere in this Annual Report on Form 10-K, or the cumulative effect of a combination of these factors, may result in fluctuations in our financial results, which may cause us to miss our guidance and analyst expectations and cause the price of our common stock to decline.

We may be unable to maintain or increase our level of profitability.

Over our approximately 30-year operating history, we have operated at a loss for many of those years, including for the year ended December 31, 2023, for which we reported a net loss of $29.8 million. Although we were profitable in 2024 and 2025, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant expenses to maintain, develop and enhance our products and solutions, improve our infrastructure and technology, and grow our customer base. These efforts may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and experience unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

The credit agreement for our revolving credit facility contains financial covenants and various other restrictions and requirements that could limit our operational flexibility and adversely affect our financial condition and results of operations if we are unable to comply with them.

On June 23, 2025, we entered into the Credit Agreement with MUFG, as administrative agent, swingline lender and letter of credit issuer, and other lenders party thereto. The Credit Agreement provides for a $100.0 million revolving credit facility with a $10.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit. It also provides that we may, with the agreement of the lenders and/or new lenders and subject to certain conditions and limitations, add one or more incremental revolving facilities to increase commitments under the credit facility in an aggregate amount not to exceed the greater of (x) $100.0 million and (y) 100% of Consolidated EBITDA (as defined in the Credit Agreement) for the four consecutive fiscal quarters most recently ended for which financial statements have been delivered pursuant to the terms of the Credit Agreement.

The proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. We may borrow, repay and reborrow funds under the revolving credit facility until its maturity on June 23, 2030. As of December 31, 2025, we had outstanding letters of credit of $0.4 million and no borrowings outstanding under the Credit Agreement. Refer to Note 12, Debt in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further details on the Credit Agreement.

The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, minimum net leverage and interest coverage ratios that we must maintain, and other requirements. Subject to limited exceptions, the Credit Agreement restricts our ability to, among other things:

•incur additional indebtedness;
•incur liens upon our property;
•make prepayments or repurchases of subordinated debt;
•make certain amendments to subordinated debt agreements or our certificate of incorporation or bylaws;
•consolidate, merge, dissolve, or sell or otherwise dispose of all or substantially all of our assets;
•make certain investments or acquisitions or dispositions of assets;
•enter into certain sale and leaseback transactions;
•pay more than a specified amount of dividends on or make other distributions in respect of our capital stock or make other restricted payments; and
•enter into certain transactions with affiliates.

These negative covenants may prevent us from taking actions that we believe would be in the best interests of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted.

The Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross defaults to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. If an event of default occurs and is not cured or waived, the lenders under the Credit Agreement will be entitled to take various actions, including the termination of commitments and the acceleration of amounts due under the Credit Agreement in addition to charging default interest. If we are unable to repay our indebtedness, the lenders under our credit facility could proceed against the collateral securing the indebtedness, which would be likely to have a material adverse effect on our financial condition and results of operations. Additionally, any event of default may be a disclosable event and may be perceived negatively. Such perception could adversely affect the market price for our common stock and our ability to obtain financing in the future.

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

We expect that our SaaS offerings will constitute an increasingly important part of our business. As a result, we must continue to evolve our processes to meet a number of regulatory, intellectual property, contractual, service, and security compliance challenges. These challenges include: compliance with licenses for open-source and third-party software embedded in our SaaS offerings; maintaining compliance with global export control, privacy, data security, and resiliency regulations (including the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), the EU General Data Protection Regulation ("GDPR"), the EU Digital Operational Resilience Act ("DORA"), and the Directive on Measures for a High Common Level of Cybersecurity Across the Union (EU) 2022/2555 (known as NIS2)); supporting contractual requirements that our customers impose on us due to their own legal obligations, such as compliance with DORA; protecting our products from external threats, including AI-driven attacks; maintaining continuous service levels and data security practices expected by our customers; and preventing inappropriate use of our products.

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

Our business relies on our customers’ satisfaction with the technical and customer support and professional services we provide to support our products. If we fail to provide customer and technical support services that are high-quality, responsive, and able to promptly resolve issues that our customers encounter with our products and services, then they may elect not to purchase or renew subscription licenses or may otherwise reduce or discontinue their business relationship with us. Maintaining high-quality customer support can be costly, and therefore we have adopted, and expect to continue to adopt, online self-help tools and AI-enabled customer service technology. These types of tools may not always provide the service levels our customers expect, particularly when they are first adopted. This could result in loss of revenue and damage to our reputation, which could have an adverse effect on our business.

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

The exchange rate between the U.S. dollar and foreign currencies has fluctuated in recent years and may fluctuate substantially in the future. Although foreign exchange impact was not significant to our 2023, 2024 or 2025 results, it could adversely affect our results for 2026 and beyond. We do not currently use forward contracts or other hedging strategies such as options or foreign exchange swaps to mitigate our exposure to foreign currency fluctuations.

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

U.S. trade policy or foreign policy developments could have a material adverse impact on our business.

Our Digipass authentication devices are assembled by third-party manufacturers located in China and Romania, using components from suppliers in a wide range of geographic locations, including China. The U.S. presidential administration has imposed new or additional tariffs on foreign goods, including tariffs on certain Chinese imports. Although sales to U.S. customers account for a small portion of our Digipass sales, these tariffs could negatively impact our financial results. In some cases, we may not be able to pass the cost of the tariffs to our customers, which would negatively affect our profit margin. Even if we can pass on these costs, the tariffs and the economic uncertainty they cause may discourage customers from placing Digipass orders or lead them to decrease or delay such orders. Additional expansion of or increases to tariffs would exacerbate these impacts. Although we are planning measures to mitigate the potential impact of the China tariffs on our business, including moving more of our Digipass production to Romania or to other locations, these measures are unlikely to fully offset the impact, particularly since the U.S. has also imposed new tariffs on members of the European Union and other countries.

In addition, in response to tariffs or geopolitical actions by the U.S., other countries have implemented, or may implement in the future, retaliatory tariffs, other protective measures, or sanctions impacting U.S. companies and goods. Political tensions as a result of trade and foreign policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, which could in turn have a material adverse impact on our business and financial condition.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At December 31, 2025, we had goodwill and intangible assets with a net book value of $113.6 million primarily related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets.

The revenue recognition treatment of SaaS subscriptions and term subscription licenses for on-premises software may make it more challenging to accurately assess our operating results and the condition of our business.

Approximately 64% of our total revenue for the year ended December 31, 2025 was attributable to our SaaS and on-premises term subscription contracts, and the revenue recognition treatment of both of these types of contracts under applicable accounting rules may make it more difficult for investors to accurately assess our operating results and the condition of our business.

We recognize SaaS subscription revenue ratably over the term of each of our contracts, which are typically one year in length but may be up to three years or longer. As a result, much of our SaaS revenue in a particular quarter is generated from the recognition of revenue from SaaS contracts we entered during previous periods, which can make it more challenging to assess the current state of our business. For instance, a shortfall in demand for our SaaS solutions or a decline in new or renewed SaaS contracts in any one quarter may not significantly reduce our revenue for that quarter (and may therefore not be apparent from our financial statements for that quarter), but could negatively affect our revenue in future quarters. In addition, the SaaS-based model of our Digital Agreements division makes it difficult for us to rapidly increase our Digital Agreements revenue through additional sales contracts in any period, since revenue from new customers is recognized over the applicable term of their contracts.

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

At December 31, 2025 we had U.S. federal, U.S. state, foreign, and Canadian provincial net operating losses ("NOLs") of $6.6 million, $52.3 million, $32.6 million, and $23.2 million, respectively, available to offset future taxable income, some of which begin to expire in 2032. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Also, certain NOLs have limitations on the amount that can be utilized each year.

In addition, under the provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), substantial changes in our ownership may limit the amount of pre-change NOLs and other tax attributes that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use its NOLs if one or more stockholders or groups of stockholders that own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Based upon an analysis as of December 31, 2024, we determined that we do not expect these limitations to materially impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occurred after such date, or occur in the future, our ability to use our NOLs may be further limited. Subsequent statutory or regulatory changes in respect of the utilization of NOLs for federal or state purposes, such as suspensions on the use of NOLs or limitations on the deductibility of NOLs carried forward, or other unforeseen reasons, may result in our existing NOLs expiring or otherwise being unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability.

Provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

Our agreements with customers, solution partners and channel partners generally include provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement and, in some cases, for damages caused by us to property or persons or for other damages. These indemnification obligations may extend to claims arising from the use of third-party software, open-source components, or emerging novel legal theories, including those related to data usage or AI. In the past, we worked with a customer at our expense to resolve a claim brought against the customer related to our technology, and we may be required to indemnify customers for similar claims in the future. Defending such claims, regardless of their merit, could be costly and time-consuming, divert management attention and harm our reputation, and any resulting expense or liabilities may not be fully covered by insurance.

We also make certain representations and warranties and incur obligations under our contracts in the ordinary course of business, including for items related to data security, data privacy, and regulatory compliance. Our customers increasingly seek heightened contractual protections including broader indemnification obligations or higher liability caps, particularly in the event of data security incidents, privacy breaches, or regulatory non-compliance. Although we normally contractually limit our liability with respect to such representations, warranties and other contractual obligations, we may still incur substantial liability related to them. Not all of our potential losses under our contracts are covered by insurance policies, and such coverage may be subject to coverage limits or exclusions, which could increase the impact of any such loss should it occur. Large indemnity payments or damages resulting from our contractual obligations could harm our business, operating results and financial condition.

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

In addition, as we increasingly use of generative AI coding tools to assist in software development, these tools may introduce similar or heightened risks. For example, AI-generated snippets of code could inadvertently include open-source components subject to restrictive licenses or that infringe third-party intellectual property rights. If such risks materialize, we could face legal claims, be required to modify or replace portions of our code, or incur additional compliance costs.

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

International and domestic laws and regulations relating to data privacy, protection, access, sharing, portability and use could have a material adverse impact on our results of operations.

Our business is subject to a rapidly expanding and increasingly complex set of international, federal, state, and local laws and regulations governing the collection, use, access, sharing, transfer, portability, interoperability, and other processing and use of data worldwide. Globally, virtually every jurisdiction in which we operate has established its own data security, privacy, and broader data governance frameworks with which we must comply, including regimes that regulate data access and sharing rights, data portability and interoperability, restrictions on use and commercialization, and obligations imposed on cloud and other data processing services. We collect, transmit, store, and otherwise process (on our systems and on our third-party partners’ systems) our customers’, their end users, and our employees’ data that includes personal data subject to these international and domestic privacy, data protection, and data governance laws and regulations. Failure to comply, or a perceived failure to comply, with these requirements could subject us to enhanced regulatory and customer monitoring, audits, and related expenses, restrict our ability to deliver or enhance our services, limit our ability to use data, expose us to regulatory enforcement actions, litigation and fines, and harm our reputation and customer relationships.

For example, in the European Economic Area (“EEA”), we are subject to Regulation (EU) 2016/679 (the General Data Protection Regulation or “GDPR”) and related national implementing laws. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to lawful basis for processing, transparency, data subject rights, security safeguards, breach notification, accountability, and the oversight of third-party processors. Certain categories of data, including biometric and other sensitive data are subject to heightened requirements. In addition, the GDPR permits data protection authorities to impose corrective measures and/or administrative fines of up to the greater of 20 million Euros or four percent of global annual revenues, and allows data subjects to seek judicial remedies and compensation. Moreover, the EU Data Act (Regulation (EU) 2023/2854) establishes new rules governing access to, sharing of, and switching of data generated by connected products and related services, including mandatory data access rights for users and restrictions on contractual and technical barriers to data portability. The Data Act may require us to modify product design, data architectures, commercial terms, and cloud or data processing arrangements, and could limit our ability to monetize or control certain data assets. Although we have implemented policies, technical measures, and contractual safeguards designed to support compliance, the interpretation and enforcement of GDPR and the EU Data Act obligations continue to evolve and may differ across EEA member states. As a result, there can be no assurance that our compliance measures will not be challenged by regulators, courts, or other parties, which could result in investigations, fines, restrictions on processing or data sharing activities, or civil claims.

Our operations also depend on the ability of companies to transfer personal data across borders, including from the EEA to the United States and other jurisdictions. While the European Commission has adopted an adequacy decision for the EU-U.S. Data Privacy Framework, the long-term availability and scope of this and other transfer mechanisms remain subject to legal, regulatory, and political uncertainty. We rely on multiple transfer tools, including standard contractual clauses and supplementary measures, to support international data flows. If existing transfer mechanisms are invalidated, restricted, or require additional safeguards, we may be required to restructure data flows, localize certain processing activities, or implement new technical and contractual controls. These changes could increase operational complexity and costs, delay service delivery, limit product functionality, and expose us to regulatory scrutiny during transition periods. Beyond the GDPR, there are privacy, data security, and data governance laws in a growing number of countries around the world. For example, other jurisdictions such as Brazil, Canada, and the United Kingdom have enacted privacy and data protection laws and regulations that impose similar restrictions and obligations on products and services we sell and that otherwise may impact our ability to conduct our business activities.

In the United States, we are subject to a fragmented and expanding regulatory landscape at both the federal and state levels. Federal data privacy and security enforcement continues to evolve, and although the current federal regulatory environment is expected to shift toward more traditional and narrower enforcement priorities, our company remains exposed to potential actions by federal agencies such as the FTC under existing privacy laws, especially in the area of processing biometrics and other sensitive data. At the state level, comprehensive privacy laws, including the California Consumer Privacy Act as amended by the California Privacy Rights Act of 2020, and other similar statutes adopted by more than a dozen other states, impose varying obligations and grant enhanced enforcement powers, and in some cases, private rights of action. In addition, certain state laws regulate specific categories of information, such as biometric or health-related information. This patchwork of requirements increases compliance costs, audit and reporting obligations, litigation, fine and penalty exposure, and the risk that we may be subject to inconsistent or conflicting legal standards.

Several jurisdictions impose particularly stringent requirements on the processing of biometric data. Laws such as the Illinois Biometric Information Privacy Act, Québec's Act respecting the protection of personal data in the private sector, and other similar laws regulate the collection, use, safeguarding, storage, governance, transparency and disclosure of biometric identifiers and information. Many of these laws also require informed consent, and provide for statutory damages and private rights of action. Because some of our SaaS solutions support identity verification, authentication, fraud prevention, and similar use cases that may involve biometric identifiers processed on behalf of customers, we may face heightened regulatory scrutiny and litigation risk.

A substantial portion of our activities as a SaaS solution provider involves processing personal data on behalf of our customers in our capacity as a data processor. As a data processor acting on behalf of our customers, we collect, transmit, store, and process a wide range of data, including personal data and biometric information from individuals worldwide. This data is handled both on our systems and those of our third-party partners, increasing the complexity of compliance and the potential impact of any failure or perceived failure by us or our third-party partners to meet applicable legal, contractual, or security standards. Adapting to these requirements may entail significant operational changes, including revising data processing and storage practices, enhancing data security measures, implementing data access and sharing controls, enabling data portability and interoperability features, ensuring transparent communication with data subjects about their rights and our data handling practices, and it may impact our business activities, including our relationships with business partners and the marketing and distribution of our products.

Additionally, our products may increasingly incorporate advanced analytics, automation, and AI-enabled features. The regulatory landscape governing the use of automated decision-making, AI systems, and data-driven technologies is evolving rapidly, with increasing convergence between privacy, data protection, consumer protection, and AI-specific regulatory regimes. New or emerging requirements may restrict how we design, deploy, or market certain features, require additional transparency or governance measures, or increase the risk of regulatory enforcement and legal claims related to data use, transparency and accountability.

We work to comply with all applicable international and domestic privacy, data protection, and data governance laws and regulations; however, these laws and regulations vary greatly from jurisdiction to jurisdiction, change rapidly, and are subject to interpretation, all of which leads to uncertainty in their applicability. Compliance may increase costs and require that we modify existing products, delay or limit the rollout of new features, increase investment in technical and organizational safeguards, renegotiate contractual arrangements with customers or partners, and dedicate significant legal, compliance, and engineering resources. Any actual, alleged or perceived failure to comply with applicable data-related laws and regulations, our processes and policies, contractual provisions, or an actual or suspected data privacy or information security incident could result in serious consequences for us. These consequences may include enforcement actions, audits, investigations, prosecutions, fines, penalties, debarment, litigation, contractual liability, loss of customer trust, reputational harm, and overall material adverse effects on our business, results of operations, and financial condition.

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

Efforts to manage and mitigate climate change, pollution, biodiversity loss, human rights violations in corporate supply chains, and other environmental and social impacts have produced significant regulatory and legislative efforts on a global basis, a trend we expect to continue. We anticipate that new laws and regulations in this area will result in added compliance requirements and increased costs for us and our suppliers, which could result in a significant negative impact on our ability to operate profitably. In particular, we expect to become subject to several complex and costly new EU sustainability laws over the next five years, including laws addressing sustainable product design and packaging. In addition, many of our customers are also subject to significant new environmental and climate-related regulations or stakeholder pressure, which may affect their purchasing decisions in ways unfavorable to us. For instance, customers who purchase our Digipass authenticator devices sometimes inquire about the environmental impact of the devices, and customers who are especially focused on carbon footprint or waste minimization may choose software-based authentication methods rather than physical authentication devices. Finally, disclosures we may be required to make with respect to climate change, pollution or other environmental or social impacts may damage our reputation and have an adverse impact on our business.

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

We expect that our existing cash and cash equivalents and borrowing capacity under our Credit Agreement will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our estimate as to how long we expect our cash and cash equivalents to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We intend to continue to make investments to support our business objectives and may require additional funds to achieve our objectives and respond to business challenges, including the need to develop new features or enhance our products, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in expanded or additional debt financings or equity financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

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

A small number of shareholders control a significant amount of our outstanding common stock, as follows (based on the number of our shares of common stock outstanding as of December 31, 2025 and the most recent Schedule 13G or Schedule 13G/A filing made by each of these parties): Blackrock, Inc. holds approximately 9.9% of our outstanding common stock; Vanguard Group Holdings holds approximately 9.3%; Legal & General Group Plc holds approximately 5.9%; and Ameriprise Financial, Inc. holds approximately 5.4%. This concentration of ownership may have the effect of a small number of investors promoting, discouraging, delaying or preventing a change in control and may also have an adverse effect on the market price of our common stock.

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

Item 1B - Unresolved Staff Comments
None.
Item 1C - Cybersecurity

Risk Management and Strategy

As a cloud-based digital agreements and identity and authentication security solutions provider servicing customers in regulated industries, cybersecurity risk management is an important part of our identity. We maintain an enterprise cybersecurity risk management program designed to assess, identify, and manage material cybersecurity risks within our corporate information security environment and the systems we develop and operate for the benefit of our customers. Our cybersecurity risk management program is based upon best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) and the International Organization for Standardization (“ISO”) 27001 Information Security Management System Requirements.

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

Incident Management. We have a documented incident response plan for identifying and responding to cybersecurity incidents that focuses on isolating, containing, mitigating, and eradicating the threat as quickly as possible. In the event of a cybersecurity incident, we will follow a documented incident escalation procedure. For a discussion of whether any cybersecurity risks have or are likely to materially affect us, please see 1A, Risk Factors, for a discussion of identified cybersecurity risks.

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

Material Cybersecurity Incidents. While we have experienced several security incidents in the past, we have not experienced any material cybersecurity incidents for the fiscal year ended December 31, 2025. We do not believe that there are currently any known risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company or our business strategy, results of operations or financial condition.

Governance

Our board of directors is primarily responsible for overseeing the assessment and management of our risk exposure, including the balance between risk and opportunity and the totality of risk exposure across the organization. The audit committee of the board of directors (the "Audit Committee") oversees the company’s cybersecurity risks and exposures. We operate our security program under a global Information Security Charter approved by the Audit Committee, and the Audit Committee receives security updates and information about cybersecurity risks from the Chief Information Officer ("CIO") and Chief Information Security Officer ("CISO") at least quarterly. Our board generally reviews the company’s overall risk management program at least annually, including the corporate insurance program which includes our cybersecurity insurance policy. We maintain an Information Security Steering Committee which is composed of key senior leaders who oversee the corporate information security program and our cybersecurity posture. Cybersecurity threats with the possibility of heightened criticality are escalated to a management team comprised of C-level executives and legal department representatives.

The CIO leads our global information technology organization and has nearly 30 years of information technology leadership experience, including acting as CIO at two cloud-based technology providers. The Chief Technology Officer has over 20 years of experience leading product management, engineering, and operational teams at global organizations, including at a fraud management and information security company. Our CISO reports to the CIO and is responsible for leading our information security organization and overseeing our enterprise-wide information security program. The CISO has over 20 years experience in information technology and security, leading global security engineering, operations, and enterprise IT teams at three SaaS providers, including serving as Chief Information Security Officer at another cloud-based technology provider. Team members who support our cybersecurity risk management program have relevant education and experience in the fields of cybersecurity, risk management, security architecture, data protection, application security, audit, compliance, incident response, identity governance and governance of enterprise information technology.
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

Each of our properties support the operations of our two business divisions, which are our reportable operating segments: Cybersecurity and Digital Agreements.

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
Item 4 - Mine Safety Disclosures
Not applicable.

PART II
Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.001 per share, trades on the Nasdaq Capital Market under the symbol OSPN. On February 19, 2026, there were 77 registered holders of our common stock.
Dividends
On February 26, 2026, the Company's board of directors declared a quarterly cash dividend as part of our recurring quarterly dividend program that we announced in December 2024. A cash dividend of $0.13 per share will be paid on March 27, 2026 to shareholders of record as of the close of business on March 13, 2026.
Recent Sales of Unregistered Securities
None
Issuer Purchases of Equity Securities
The following table provides information about purchases by the Company of its shares of common stock during the fourth quarter of 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2025 through October 31, 2025	—	$—	—	$43,702,420
November 1, 2025 through November 30, 2025	423,867	$12.08	423,867	$38,582,107
December 1, 2025 through December 31, 2025	134,766	$12.21	134,766	$36,936,614
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
Stock Performance Graph
The Stock Performance Graph below compares the cumulative total return through December 31, 2025 assuming reinvestment of dividends, by an investor who invested $100.00 on December 31, 2020, in each of (i) our common stock, (ii) the Nasdaq Computer Index, (iii) the Russell 2000 Index, and (iv) the Standard Industrial Code Index 3577 – Computer Peripheral Equipment, NEC. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

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

	12/30/2020	12/30/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
OneSpan Inc.	$100.00	$81.87	$54.10	$51.82	$89.62	$64.05
NASDAQ Computer Index	$100.00	$137.86	$88.54	$147.39	$200.98	$258.44
Russell 2000 Index	$100.00	$114.82	$91.35	$106.82	$119.14	$134.40
3577 - Computer Peripheral Equipment, NEC	$100.00	$158.70	$112.91	$184.58	$235.96	$226.80
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
For a comparison of our results of operations for the fiscal years ended December 31, 2024 and 2023, see “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 6, 2024.

Overview

OneSpan helps organizations build secure, seamless, and trusted digital experiences through two solution portfolios: Cybersecurity and Digital Agreements. Our cybersecurity solutions protect identities, secure mobile apps, and safeguard access through advanced high-assurance authentication, threat intelligence, fraud prevention, and mobile app protection, defending users, devices, and applications against sophisticated attacks. Our digital agreement solutions streamline agreement workflows with secure e-signatures, identity verification, and smart digital forms, built to enable speed, compliance and exceptional customer experiences. Trusted by leading global enterprises, including more than 60% of the world’s 100 largest banks, OneSpan processes over a hundred million digital agreements and billions of secure authentication transactions across more than 120 countries each year.

We offer our products primarily through a subscription licensing model and provide multiple deployment options, including cloud-based and on-premises solutions. Our solutions are sold worldwide through our direct sales force, as well as through distributors, resellers, systems integrators, and original equipment manufacturers.

We report our financial results under the following two business divisions, which are our reportable operating segments: Cybersecurity and Digital Agreements.

•Cybersecurity. Cybersecurity, formerly Security Solutions, consists of our broad portfolio of software products, software development kits ("SDKs") and Digipass authenticator devices that are used to build applications designed to defend against attacks on digital transactions across online environments, devices, and applications. The software products and SDKs included in the Cybersecurity segment are delivered through on-premises and cloud-based deployment models and include standards-based authentication technologies such as Fast Identity Online ("FIDO") authentication and passkeys, multi-factor authentication, transaction signing solutions and mobile application security.

•Digital Agreements. Digital Agreements consists of solutions that enable our clients to secure and automate business processes associated with their digital agreement and customer transaction lifecycles that require consent, non-repudiation and compliance. These solutions, which are cloud-based, include OneSpan Sign e-signature, OneSpan Notary, and OneSpan Identity Verification.

Beginning in mid-2023 and through the third quarter of 2024, our focus was on adjusting our cost structure to enable both business divisions to operate profitably. These cost optimization efforts were a major factor in the overall business returning to operating profitability in the fourth quarter of 2023. The subsequent increase in profitability, combined with high levels of cash generation, enabled us to return approximately $31.6 million to shareholders in 2025 in the form of quarterly dividends and share repurchases. Beginning in the fourth quarter of 2024 and continuing through 2025, we continued to operate profitably while taking a number of important steps to generate future revenue growth:

•In December 2024, we hired a new Chief Technology Officer, Ashish Jain, to lead our research and development efforts.

•In June 2025, we acquired Nok Nok Labs, a provider of passwordless software authentication solutions, which brought S3, a leading FIDO software product, to our product portfolio. This acquisition provides OneSpan's customers with a wider range of flexible, adaptable authentication options. See Note 6, Business Acquisitions, for additional information.

•In June 2025, we entered into the Credit Agreement with MUFG and other lenders party thereto. The Credit Agreement provides for a $100.0 million revolving credit facility with a $10.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit. The proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. We may borrow, repay and reborrow funds under the revolving credit facility until its maturity on June 23, 2030. See Note 12, Debt, for additional information.

•In October 2025, we announced a strategic investment in, and partnership with, ThreatFabric Holding B.V., a Dutch company that provides mobile threat intelligence, malware risk detection, and behavioral analytics, to further enhance the value we offer by providing fraud detection solutions to our customers. See Note 2, Summary of Significant Accounting Policies, for additional information.

•In December 2025, we hired a new Chief Revenue Officer, Shaun Bierweiler, to lead our go-to-market efforts, and to drive growth and customer success.

•Later in December 2025, we entered into a definitive agreement to acquire Build38, a leader in next-generation mobile application protection solutions, to extend our investment in advanced mobile security technologies. See Note 6, Business Acquisitions, for additional information.

Our efforts to broaden and strengthen our product offerings are driven in part by a secular shift away from physical authentication devices such as our Digipass tokens. Because consumers increasingly interact with their banks through their mobile devices rather than desktop computers, they are more likely to prefer authentication methods that enable secure, convenient access to mobile banking apps without the need for a physical device. In response to this trend, our bank and financial institution customers have increasingly adopted a “mobile first” approach to consumer authentication that prioritizes the mobile user experience over traditional desktop experiences. This approach has resulted in a reduction of Digipass hardware authenticator sales and an increase in sales of software authentication licenses delivered through software applications on mobile devices. Due largely to the mobile first trend, our revenue from Digipass devices declined from 78% of our revenue in 2015 to 20% of our revenue in 2025. Although we plan to continue to invest in our Digipass authenticators, including our newer FIDO2 Digipass devices, as an important component of our broad authentication solution portfolio, we are focused on driving revenue growth in higher–margin software solutions, both through further expansion of our Cybersecurity software solutions and through continued growth in our Digital Agreements division.
Restructuring Plan
In 2021 and 2022, our board of directors approved cost reduction actions designed to advance our operating model, streamline our business, improve efficiency, and enhance our capital resources.

In August 3, 2023, our board of directors approved further cost reduction actions (the "2023 Actions"). In connection with the 2023 Actions, we have incurred restructuring charges, most of which relate to employee transition and severance payments and employee benefits, with a significantly smaller amount of charges relating to vendor contract termination and rationalization actions. We terminated our restructuring plan as of December 31, 2025, as we substantially completed all of the workforce reductions and vendor contract termination and rationalization actions planned as part of the 2023 Actions from 2023 through 2025.

As part of the restructuring plan (including the 2023 Actions), we reduced headcount by eliminating approximately 345 positions. We incurred severance and related benefits costs, recorded in “Restructuring and other related charges” in the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023.

Recent Developments
On February 26, 2026, our board of directors declared a quarterly cash dividend as part of our recurring quarterly dividend program announced in December 2024. A cash dividend of $0.13 per share, which represents a year-over-year increase of 8.3%, will be paid on March 27, 2026 to shareholders of record as of the close of business on March 13, 2026. The declaration and payment of future dividends is subject to the sole discretion of the board.
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
Historically, operating expenses have been impacted by changes in foreign exchange rates. We estimate the change in currency rates in 2025 compared to 2024 resulted in an increase in operating expenses of $1.3 million in 2025.

The comparison of operating expenses can also be impacted significantly by costs related to our share-based and long-term incentive plans. In 2025, 2024, and 2023, operating expenses included $11.3 million, $9.2 million, and $14.6 million, respectively, of expenses related to share-based and long-term incentive plans. Long-term incentive plan compensation expense consists of share-based incentives and an immaterial amount of cash-based incentives.
•Sales and marketing. Sales and marketing expenses consist primarily of personnel costs, commissions and bonuses, trade shows, marketing programs and other marketing activities, travel, outside consulting costs, and long-term incentive compensation. Our sales and marketing expenses may fluctuate as a percentage of total revenue.
•Research and development. Research and development expenses consist primarily of personnel costs (net of capitalized software costs), bonuses, and long-term incentive compensation. Our research and development expenses may fluctuate as a percentage of total revenue.
•General and administrative. General and administrative expenses consist primarily of personnel costs, bonuses, legal, consulting and other professional fees, transaction related expenses, and long-term incentive compensation. Our general and administrative expenses may fluctuate as a percentage of total revenue.
•Amortization of intangible assets. Acquired intangible assets are amortized over their respective amortization periods and are periodically evaluated for impairment or changes in estimated useful life.
•Restructuring and other related charges. Restructuring and other related charges consists of employee costs which include severance, retention pay, and related benefits incurred in connection with headcount reductions as part of our restructuring plan, including the 2023 Actions; real estate rationalization costs incurred to optimize our real estate footprint, which include lease contract termination costs, asset impairment charges, and lease right-of-use asset and lease liability write-off gains or losses; product and services optimization costs incurred to advance our operating model, which include write-offs of capitalized software assets no longer in use; write-offs of acquired blockchain technology and related capitalized software due to the discontinuation of incremental development investments in this technology and related commercial efforts; and vendor rationalization costs for contractually committed services that we are no longer utilizing. We terminated our restructuring plan as of December 31, 2025, as we substantially completed all of the workforce reductions and vendor contract termination and rationalization actions planned as part of the 2023 Actions in 2023 through 2025.

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
Interest Income, Net
Interest income, net, consists of income earned on our cash equivalents, which are invested in short-term instruments at current market rates. Interest expense is primarily related to the amortization of debt issuance costs associated with our credit facilities.
Other Expense, Net
Other expense, net, primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our research and development in those countries, and other miscellaneous non-operational expenses.
Income Taxes

Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). Our IP in our Cybersecurity division is owned by our U.S. subsidiaries. The e-signature IP in our Digital Agreements division is owned by a subsidiary in Canada. These subsidiaries have entered into agreements with most of the other OneSpan entities under which those other entities provide services to the IP owners on a cost plus basis. In addition, many of our OneSpan entities operate as distributors for all of our OneSpan products. Under this structure, the earnings of our service provider and distributor subsidiaries are relatively constant. These subsidiaries tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings flow to the IP owners.

We record changes in valuation allowance against deferred tax assets that, based on management’s assessment, are considered not to be more likely than not to be realized. The decrease in the valuation allowance in 2025 and 2024 reflects a change in management's assessment of our ability to use existing deferred tax assets, including NOLs and credits and other carryforwards, due to an increase in the operating profit and the intra-entity asset transfer of certain intellectual property ("IP Transfer") discussed in Note 14, Income Taxes.

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
As of December 31, 2025, we adopted ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. See Note 14, Income Taxes, for additional information.
Impact of Currency Fluctuations
In 2025 and 2024, we generated approximately 79% and 83%, of our revenue and incurred approximately 54% and 59% of our operating expenses outside of the U.S., respectively. As a result, changes in currency exchange rates, especially the Euro exchange rate and the Canadian dollar exchange rate, can have a significant impact on our revenue and operating expenses.

While the majority of our revenue is generated outside of the U.S., a significant amount of our revenue earned during the year ended December 31, 2025 was denominated in U.S. dollars. In 2025, approximately 57% of our revenue was denominated in U.S. dollars, 40% was denominated in Euros and 3% was denominated in other currencies. In 2024, approximately 55% of our revenue was denominated in U.S. dollars, 41% was denominated in Euros and 4% was denominated in other currencies.

In general, to minimize the net impact of currency fluctuations on operating income, we attempt to denominate an amount of billings in a currency such that it would provide a natural hedge against the operating expenses being incurred in that currency. We expect that changes in currency rates may impact our future results if we are unable to match amounts of revenue with our operating expenses in the same currency. If the amount of our revenue in Europe denominated in Euros continues as it is now or declines, we may not be able to fully balance the exposures of currency exchange rates on revenue and operating expenses.

The financial position and the results of operations of our foreign subsidiaries, with the exception of our subsidiaries in Switzerland, Singapore and Canada, are measured using the local currency as the functional currency. The functional currency for our subsidiaries in Switzerland, Singapore and Canada is the U.S. dollar. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates generated comprehensive loss of $7.4 million in 2025 and a comprehensive gain of $3.3 million in 2024. These amounts are included as a separate component of stockholders’ equity.

Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other expense, net. Foreign exchange transaction losses aggregated $1.6 million and $0.9 million for the years ended December 31, 2025 and 2024, respectively.
Results of Operations
The following table sets forth information about the Company's two operating segments, for the periods indicated, and selected segment and consolidated operating results. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment.

		Year Ended December 31, 2025
(In thousands)	Cybersecurity	Digital Agreements	Corporate and Other	Total
Revenue	$177,688	$65,492	$—	$243,180
Cost of goods sold	45,373	18,453	—	63,826
Gross profit	132,315	47,039	—	179,354

Gross margin	74%	72%	*	74%

Sales and marketing	29,752	13,885	3,313	46,950
Research and development	21,559	11,711	886	34,156
Other segment items (2)(4)	999	5,482	43,321	49,802
Operating income (loss) (3)(5)	80,005	15,961	(47,520)	48,446

Interest income, net		—	—	1,985
Other expense, net	—	—	—	(1,069)
Income before income taxes				49,362

Benefit from income taxes				(23,542)
Net income				$72,904

		Year Ended December 31, 2024
(In thousands)	Cybersecurity	Digital Agreements	Corporate and Other	Total
Revenue	$182,187	$60,992	$—	$243,179
Cost of goods sold	49,319	19,281	3	68,603
Gross profit (1)	132,868	41,711	(3)	174,576

Gross margin	73%	68%	*	72%

Sales and marketing	24,684	15,658	4,204	44,546
Research and development	16,132	16,117	174	32,423
Other segment items (2)(4)	1,990	4,321	46,491	52,802
Operating (loss) income (3)(5)	90,062	5,615	(50,872)	44,805

Interest income, net				1,807
Other expense, net				(125)
Income before income taxes				$46,487

Benefit from income taxes				$(10,595)
Net income				$57,082
* Percentage not meaningful
(1) Digital Agreements gross profit includes an intangible asset write-off of $0.8 million and an internal capitalized software write-off of $0.7 million for the year ended December 31, 2024 (see Note 8, Intangible Assets, net and Note 9, Property and Equipment, net).
(2) Cybersecurity other segment items includes general and administrative expense, restructuring and other related charges, and amortization of intangibles for the years ended December 31, 2025 and 2024.
(3) Cybersecurity operating income includes $1.3 million and $0.9 million of total amortization and depreciation expense for the years ended December 31, 2025 and 2024, respectively.
Cybersecurity operating income includes $0.3 million and $2.0 million of restructuring and other related charges for the years ended December 31, 2025 and 2024, respectively.
(4) Digital Agreements other segment items includes general and administrative expense, restructuring and other related charges, and amortization of intangibles for the years ended December 31, 2025 and 2024.
(5) Digital Agreements operating income includes $7.5 million and $6.2 million of total amortization and depreciation for the years ended December 31, 2025 and 2024, respectively.
Digital Agreements operating income includes $1.0 million and $1.7 million of restructuring and other related charges for the years ended December 31, 2025 and 2024, respectively.
Revenue by products and services allocated to the segments for the years ended December 31, 2025 and 2024 is as follows:

	Years Ended December 31,
	2025		2024
(In thousands)	Cybersecurity	Digital Agreements	Cybersecurity	Digital Agreements
Subscription	$90,929	$65,199	$80,555	$58,848
Maintenance and support	34,736	90	38,342	1,736
Professional services and other	2,916	203	4,439	408
Hardware products	49,107	—	58,851	—
Total Revenue	$177,688	$65,492	$182,187	$60,992
For the year ended December 31, 2025, total revenue was flat compared to the year ended December 31, 2024. Changes in foreign exchange rates as compared to the same period in 2024 favorably impacted total revenue by approximately $3.7 million.
Additional information on our revenue by segment follows.
•Cybersecurity revenue decreased $4.5 million, or approximately 2%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was primarily attributable to lower volumes of hardware devices sold due to the mobile-first trend, and to a lesser extent, lower perpetual-based maintenance and professional services revenues due to our transition to term licenses and cloud subscription license models and the sunsetting of our Dealflo solution. The decrease was partially offset by higher term license subscription revenues, primarily from existing customers, increased cloud subscription revenue, and revenue from customers acquired in our acquisition of Nok Nok Labs. Changes in foreign exchange rates compared to the same period in 2024 favorably impacted Cybersecurity revenue by $3.5 million.

•Digital Agreements revenue increased $4.5 million, or approximately 7%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in Digital Agreements revenue was primarily attributable to higher cloud subscription revenue from existing customer expansions and, to a lesser extent, customers new to OneSpan ("new logos") and overages, partially offset by lower term-based maintenance revenue due to our transition to cloud subscription licenses. Changes in foreign exchange rates as compared to the same period in 2024 favorably impacted Digital Agreements revenue by $0.2 million.
Revenue by Geographic Regions: We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes North, Central, and South America; and 3) Asia Pacific (APAC), which also includes Australia and New Zealand. The breakdown of revenue in each of our major geographic areas was as follows:

	Years Ended December 31,
(In thousands, except percentages)	2025	2024	Change ($)	Change (%)
Revenue
EMEA	$102,604	$108,555	$(5,951)	(5)%
Americas	95,709	86,803	8,906	10%
APAC	44,867	47,821	(2,954)	(6)%
Total revenue	$243,180	$243,179	$1	—%

% of Total Revenue
EMEA	42%	44%
Americas	39%	36%
APAC	19%	20%

For the year ended December 31, 2025, revenue generated in EMEA was $6.0 million, or 5%, lower than the same period in 2024, primarily due to lower hardware volumes attributed to the mobile-first trend and end-of-life products, partially offset by an increase in revenue from mobile application security products.
For the year ended December 31, 2025, revenue generated in the Americas was $8.9 million, or 10%, higher than the same period in 2024, primarily due to an increase in revenue from software authentication products and Digital Agreements revenue.
For the year ended December 31, 2025, revenue generated in APAC was $3.0 million, or 6%, lower than the same period in 2024, primarily attributable to lower hardware volumes and a decrease in revenue from software authentication products, partially offset by an increase in revenue from mobile application security products.
Cost of Goods Sold, Gross Profit and Gross Margin
The following table presents costs of goods sold for our products and services for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
(In thousands, except percentages)	2025	2024	Change ($)	Change (%)
Cost of goods sold
Product and license	$32,130	$36,732	$(4,602)	(13)%
Services and other	31,696	31,871	(175)	(1)%
Total cost of goods sold	$63,826	$68,603	$(4,777)	(7)%

Gross profit	$179,354	$174,576	$4,778	3%

Gross margin
Product and license	75%	72%
Services and other	72%	71%
Total gross margin	74%	72%
The cost of product and license revenue decreased $4.6 million or 13% for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease in cost of product and license revenue was primarily driven by lower hardware revenue and hardware costs, partially offset by higher third-party license costs.
The cost of services and other revenue decreased $0.2 million or 1% for the year ended December 31, 2025, compared to the year ended December 31, 2024. This was due to the impact of our 2024 write-off of costs associated with our decision to discontinue investment in blockchain technology (see Note 8, Intangible Assets - net) (the "2024 write-off") and lower cloud platform costs in 2025.
Gross profit increased $4.8 million, or 3% for the year ended December 31, 2025 compared to the year ended December 31, 2024. Total gross margin was 74% for the year ended December 31, 2025, compared to 72% for the year ended December 31, 2024. The change was primarily driven by an increase in software revenue and decrease in hardware revenue, and the prior year impact of the 2024 write-off.
The majority of our inventory purchases are denominated in U.S. dollars. Our sales are denominated in various currencies, including the Euro. The impact of changes in currency rates are estimated to have had a unfavorable impact on overall cost of goods sold of less than $0.1 million for the year ended December 31, 2025. Had currency rates in 2025 been equal to rates in the comparable period of 2024, the gross profit margin would have been less than 1 percentage point lower for the year ended December 31, 2025.

Additional information on our gross profit by segment follows.

•Cybersecurity gross profit decreased $0.6 million for the year ended December 31, 2025 compared to the prior year. Cybersecurity gross margin was 74% and 73% for the years ended December 31, 2025 and 2024, respectively. The increase in the gross margin of 1% was due to an increase in higher-margin hardware revenue, despite lower overall hardware revenue, due to favorable hardware product and customer mix partially offset by slightly lower margins in software revenue, despite higher overall software revenue, primarily due to incremental third party costs.

•Digital Agreements gross profit increased $5.3 million, or approximately 13%, for the year ended December 31, 2025 compared to the prior year. Digital Agreements gross margin for the years ended December 31, 2025 and 2024 was 72% and 68%, respectively. The increase in gross profit and gross margin was driven by higher cloud subscription revenue, lower cloud platform costs, and the prior year impact of the 2024 write-off.
Operating Expenses
For the year ended December 31, 2025, operating expenses increased by $1.1 million, or 1%, compared to the year ended December 31, 2024. Changes in foreign exchange rates unfavorably impacted operating expenses by approximately $1.3 million as compared to the year ended December 31, 2024.
The following table presents the breakout of operating expenses by category as of December 31, 2025 and 2024:

	Years Ended December 31,
(In thousands, except percentages)	2025	2024	Change ($)	Change (%)
Operating costs
Sales and marketing	$46,950	$44,546	$2,404	5%
Research and development	34,156	32,423	1,733	5%
General and administrative	45,693	46,007	(314)	(1)%
Restructuring and other related charges	1,628	4,444	(2,816)	(63)%
Amortization of intangible assets	2,481	2,351	130	6%
Total operating costs	$130,908	$129,771	$1,137	1%
Sales and Marketing Expenses
Sales and marketing expenses increased $2.4 million, or 5%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was driven primarily by higher employee compensation costs, which included increases in salaries, benefits and commission as a result of headcount additions, including the acquisition of Nok Nok Labs. This increase was partially offset by decreased software licensing costs and lead generation costs due to rationalization efforts.
Average full-time sales and marketing employee headcount for year ended December 31, 2025 was 165, compared to 161 for year ended December 31, 2024.
Research and Development Expenses
Research and development expenses increased $1.7 million, or 5%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in expense for the period was primarily driven by higher compensation and related benefit costs, including the acquisition of Nok Nok Labs, and lower internal software capitalization costs in 2025 compared to 2024.
Average full-time research and development employee headcount for the year ended December 31, 2025 was 232, compared to 234 for year ended December 31, 2024.

General and Administrative Expenses
General and administrative expenses decreased $0.3 million, or 1%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was largely driven by lower employee compensation costs, which included a decrease in salaries, payroll taxes, and related benefits as a result of lower headcount as well as lower bonus accruals, partially offset by by increased stock-based compensation expense and higher external advisor costs in 2025 compared to the prior year.
Average full-time general and administrative employee headcount for the year ended December 31, 2025 was 87, compared to 100 for the year ended December 31, 2024.

Restructuring and Other Related Charges
Restructuring and other related charges were $1.6 million for the year ended December 31, 2025, compared to $4.4 million for the year ended December 31, 2024, a decrease of $2.8 million or 63%. The year-over-year decrease was largely due to minimal headcount reductions, vendor rationalization and capitalized software write-off costs in 2025 compared to 2024.
Amortization of Intangible Assets
Amortization of intangible assets was $2.5 million and $2.4 million for years ended December 31, 2025 and 2024, respectively. The increase in 2025 as compared to 2024 relates to increased amortization from the intangible assets associated with the acquisition of Nok Nok Labs.
Segment Operating Income
Information on our operating income by segment follows.
•Cybersecurity: For the year ended December 31, 2025, Cybersecurity operating income was $80.0 million, which was $10.1 million, or 11%, lower than the prior year. This decrease was largely due to higher sales and marketing expenses and research and development expenses, including employee compensation and external advisor expenses, partially offset by lower restructuring costs.

•Digital Agreements: Operating income for the year ended December 31, 2025 was $16.0 million, compared to $5.6 million in the prior year. The increase was driven by higher gross profit as discussed in the gross profit section above and lower operating expenses primarily due to lower employee compensation costs.
Interest Income, net

	Years Ended December 31,
(In thousands, except percentages)	2025	2024	Change ($)	Change (%)
Interest income, net	$1,985	$1,807	$178	10%

Interest income, net, was $2.0 million for the year ended December 31, 2025, compared to $1.8 million for the year ended December 31, 2024. The increase in interest income was due to higher average excess cash invested in the period compared to the prior year period, partially offset by interest charges related to the Credit Agreement in 2025.
Other Expense, Net

	Years Ended December 31,
(In thousands, except percentages)	2025	2024	Change ($)	Change (%)
Other expense, net	$(1,069)	$(125)	$(944)	755%

Other expense, net, includes the net impact of subsidies received from foreign governments in support of our research and development in those countries, exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, and other miscellaneous non-operational, non-recurring income and expenses.

For the year ended December 31, 2025, other expense, net was $1.1 million, compared to $0.1 million for the year ended December 31, 2024. The change was largely driven by increased foreign exchange transaction losses in 2025 compared to foreign exchange transaction losses in 2024, as well as lower income from foreign government subsidies.
Benefit from income taxes

	Years Ended December 31,
(In thousands, except percentages)	2025	2024	Change ($)	Change (%)
Benefit for income taxes	$23,542	$10,595	$12,947	122%

We recorded income tax benefits of $23.5 million and $10.6 million for the years ended December 31, 2025 and 2024, respectively. The income tax benefit recorded for the year ended December 31, 2025 was primarily attributable to the release of valuation allowance for our Canadian entity, offset by income tax provision expense on profits. The income tax benefit recorded for the year ended December 31, 2024 was primarily attributable to a worthless stock deduction for our investment in one of our wholly owned subsidiaries, the release of valuation allowance for our U.S. entity, and the income tax benefit attributable to the IP Transfer, offset by income tax expense attributable to an increase in income before taxes. See Note 14, Income Taxes for additional information.

Loss Carryforwards Available
At December 31, 2025, we have gross deferred tax assets of $51.8 million resulting from U.S. federal, foreign and state NOL carryforwards of $129.9 million and other foreign deductible carryforwards of $144.2 million. At December 31, 2025, we have a valuation allowance of $1.7 million against deferred tax assets related to certain carryforwards. See Note 14, Income Taxes, for additional information.
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

At December 31, 2025, we reported ARR of $186.9 million, which was 11% higher than 2024 ARR of $167.7 million. 2025 ARR included the contribution from our acquisition of Nok Nok Labs, which closed on June 4, 2025. Changes in foreign exchange rates during the year ended December 31, 2025 as compared to the prior year positively impacted ARR by approximately $0.6 million. ARR growth was primarily driven by an increase in subscription contracts and new logos, partially offset by the sunsetting of our on-premises e-signature and Dealflo solutions.

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

We reported NRR of 104% and 106% at December 31, 2025 and 2024, respectively. The year-over-year change in NRR was primarily due to a decrease in contracts that increased in value and to a lesser extent, an increase in contracts that decreased in value, or contracted, partially offset by a reduction in churned contracts.

Adjusted EBITDA
We define Adjusted EBITDA as net income before interest, taxes, depreciation, amortization, long-term incentive compensation and related payroll tax expense, restructuring and other related charges, and certain non-recurring items, including acquisition related costs, rebranding costs, and non-routine shareholder matters. Adjusted EBITDA is a non-GAAP financial metric. We use Adjusted EBITDA as a simplified measure of performance for use in communicating our performance to investors and analysts and for comparisons to other companies within our industry. As a performance measure, we believe that Adjusted EBITDA presents a view of our operating results that is most closely related to serving our customers. By excluding interest, taxes, depreciation, amortization, long-term incentive compensation and related payroll tax expense, restructuring costs and other related costs, and certain other non-recurring items, we are able to evaluate performance without considering decisions that, in most cases, are not directly related to meeting our customers’ requirements and were either made in prior periods (e.g., depreciation, amortization, long-term incentive compensation and related payroll tax expense, non-routine shareholder matters), deal with the structure or financing of the business (e.g., interest, one-time strategic action costs, restructuring costs, impairment charges) or reflect the application of regulations that are outside of the control of our management team (e.g., taxes). In addition, removing the impact of these items helps us compare our core business performance with that of our competitors.

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
The following table reconciles net income as reported on our consolidated statements of operations to non-GAAP Adjusted EBITDA:

	Years Ended December 31,
(In thousands)	2025	2024
Net income	$72,904	$57,082
Interest income, net	(1,985)	(1,807)
Benefit from income taxes	(23,542)	(10,595)
Depreciation and amortization of intangible assets (1)	10,070	8,364
Long-term incentive compensation and related payroll tax expense (2)	12,231	10,043
Restructuring and other related charges (3)	2,057	6,063
Other non-recurring items (4)	5,914	4,223
Adjusted EBITDA	$77,649	$73,373

(1) Includes cost of sales depreciation and amortization expense directly related to delivering cloud subscription revenue of $5.6 million and $3.4 million for the years ended December 31, 2025 and 2024, respectively. Costs are recorded in “Services and other cost of goods sold” on the consolidated statements of operations.
(2) Long-term incentive compensation and related payroll tax expense includes share-based compensation and related payroll tax expense, and cash incentive grants awarded to employees located in jurisdictions where we do not issue share-based compensation due to tax, regulatory or similar reasons. The expense associated with these cash incentive grants was immaterial for the years ended December 31, 2025 and 2024, respectively.
Starting January 1, 2025, employer payroll taxes related to employee stock-based award transactions are included in long-term incentive compensation and related payroll tax expense. Prior period amounts have been adjusted to reflect these changes. We are excluding these payroll taxes from Adjusted EBITDA results since they are tied to the timing and size of the vesting of the underlying stock-based awards and the price of our common stock at the time of vesting, which may vary from period to period independent of our operating performance. Employer payroll taxes related to employee stock-based award transactions amounted to $1.0 million and $0.9 million for the years ended December 31, 2025 and 2024, respectively.
(3) Includes write-offs of property and equipment, net, of $0.7 million for the year ended December 31, 2025. Includes write-offs of intangible assets and property and equipment, net, of $0.8 million and $1.0 million, respectively, for the year ended December 31, 2024. Costs are recorded in "Services and other costs of good sold" and "Restructuring and other related charges," respectively, on the consolidated statements of operations.
(4) For the year ended December 31, 2025, other non-recurring items consist of $5.9 million of fees related to non-recurring projects, including transaction costs related to acquisition projects. For the year ended December 31, 2024, other non-recurring items consisted of $4.2 million of fees related to non-recurring projects.

Adjusted EBITDA increased during the year ended December 31, 2025 compared to 2024, primarily due to lower costs of goods sold, partially offset by increased sales and marketing and research and development expenses. Year-over-year changes in foreign exchange rates favorably impacted Adjusted EBITDA by approximately $0.1 million for the year ended December 31, 2025.

Please see further discussion in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for an analysis of the components of net income (loss) in the consolidated statements of operations for the years ended December 31, 2025 and 2024, and additional detail regarding items excluded from Adjusted EBITDA.

Liquidity and Capital Resources
As of December 31, 2025 and 2024, we had cash and cash equivalents balances of $70.5 million and $83.2 million, respectively. Our cash and cash equivalents balance included money market funds as of December 31, 2025 and money market funds and U.S. treasury bills with maturities at acquisition of less than three months as of December 31, 2024.
We were party to lease agreements that required letters of credit and guarantees to secure the obligations and a cash guarantee with a payroll vendor which totaled $0.2 million at December 31, 2024. Our restricted cash at December 31, 2024 related to letters of credit that were recorded as "Other assets" on the consolidated balance sheet as its requirement was for a period greater than 12 months. This balance is no longer on the consolidated balance sheet as of December 31, 2025 as the restricted cash was replaced by a bank guarantee in conjunction with the Credit Agreement.
As of December 31, 2025, we held $50.3 million of cash and cash equivalents in subsidiaries outside of the United States. Of that amount, $49.5 million is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.
We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
Our cash flows are as follows:

	Years Ended December 31,
(In thousands)	2025	2024
Cash provided by (used in):
Operating activities	$59,454	$55,667
Investing activities	$(35,584)	$(9,305)
Financing activities	$(38,420)	$(5,244)
Effect of foreign exchange rate changes on cash and cash equivalents	$1,718	$(1,317)
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
For the year ended December 31, 2025, $59.5 million of cash was provided by operating activities. This was primarily driven by an increase in operating income for the period as a result of improved gross margins, restructuring and cost savings initiatives partially offset by an increase in deal transaction costs. For the year ended December 31, 2024, $55.7 million of cash was provided by operating activities.
Investing Activities
The changes in cash flows from investing activities primarily relate to timing of purchases of property and equipment, capitalized software activities, and activity in connection with acquisitions and an equity investment. We expect to continue to purchase property and equipment to support the growth of our business as well as to continue to invest in our infrastructure, and we may also make additional acquisitions and equity investments.
For the year ended December 31, 2025 cash of $35.6 million was used in investing activities, compared to cash of $9.3 million used in investing activities during the year ended December 31, 2024. Cash used in investing activities primarily consisted of cash paid for the acquisition of Nok Nok Labs, the equity investment in ThreatFabric and additions to property and equipment.

Financing Activities
The changes in cash flows from financing activities primarily relate to the purchases of common stock under our share repurchase program, dividend payments, and tax payments for restricted stock issuances.
For the year ended December 31, 2025, net cash used in financing activities was $38.4 million, which was attributable to dividends paid, cash paid for share repurchases, tax payments for stock issuances, and payment of debt issuance costs.
For the year ended December 31, 2024, net cash used in financing activities was $5.2 million, which consisted primarily of $5.0 million of tax payments for restricted stock issuances and cash paid for the holdback component of our acquisition of substantially all of the assets of the ProvenDB business of Southbank Software Pty Ltd. in February 2023.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Contractual Obligations and Commitments
As of December 31, 2025, we have unrecognized purchase obligations of $11.9 million for software agreements related to the administration of our business which range from 1 to 3 years.
As of December 31, 2025, we have operating lease obligations of $8.4 million which will expire in the next 1 to 8 years. The operating lease obligations do not include common area maintenance charges or real estate taxes under our operating leases, for which we are also obligated. These charges are generally not fixed and can fluctuate from year to year.
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
We generate cloud subscription revenues from our Cybersecurity and Digital Agreements cloud service offerings. Our standard customer arrangements do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time. As such, these arrangements are considered service contracts and revenue is recognized ratably over the service period of the contract. Customer payments are normally in advance for annual service.
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

2.Server system software that is installed on the customer’s systems (i.e., software on the server system that verifies the identity of the person being authenticated) or licenses for additional users on the server system software if the server system software had been installed previously; and

3.Post contract support in the form of maintenance on the server system software or support.

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

Significant Judgments
We enter into contracts to deliver a combination of hardware devices, software licenses, subscriptions, maintenance and support and, in some situations, professional services. We evaluate the nature of the goods or services promised in these arrangements to identify the distinct performance obligations. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment depending on the terms and conditions of the respective customer arrangement. When a hardware client device and licenses to server software are sold in a contract, they are treated as a single performance obligation because the software license is deemed to be a component of the hardware that is integral to the functionality of the hardware that is used by our customers for identity authentication. When a software client device is sold in a contract server software, the licenses are considered a single performance obligation to deliver the authentication solution to the customer. In either of these types of arrangements, maintenance and support and professional services are typically distinct separate performance obligations from the hardware or software solutions. Our contracts to deliver subscription services typically do not include multiple performance obligations; however, in certain limited cases customers may purchase professional services that are distinct performance obligations.

For contracts that contain multiple performance obligations, the transaction price is allocated to the separate performance obligations based on their estimated relative standalone selling price. Judgment is required to determine the stand-alone selling price (“SSP”) of each distinct performance obligation. We determine SSP for maintenance and support, based on observable inputs; specifically, the range of prices charged to customers to renew annual maintenance and support contracts. In instances where SSP is not directly observable, and when we sell at a highly variable price range, such as for transactions involving software licenses or subscriptions, we determine the SSP for those performance obligations using the residual approach.
Income Taxes
As a global company, we calculate and provide for income taxes in each tax jurisdiction in which we operate. The provision for income taxes includes the amounts payable or refundable for the current year, the effect of deferred taxes and impacts from uncertain tax positions. Our provision for income taxes is significantly affected by shifts in the geographic mix of our pre-tax earnings across tax jurisdictions, changes in valuation allowance, changes in tax laws and regulations, and tax planning opportunities available in each tax jurisdiction.
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
Item 7A - Quantitative and Qualitative Disclosures about Market Risk (In thousands)
Foreign Currency Exchange Risk – In 2025, we generated approximately 79% of our revenue outside the United States, primarily in Europe, Latin America and Asia Pacific. A significant portion of our business operations is transacted in foreign currencies. As a result, we have exposure to foreign exchange fluctuations. We are affected by both foreign currency translation and transaction adjustments. Translation adjustments result from the conversion of the foreign subsidiaries’ balance sheets and income statements to U.S. dollars at year-end exchange rates and weighted average exchange rates, respectively. Translation adjustments resulting from this process are recorded directly into stockholders’ equity. Transaction adjustments result from currency exchange movements when one of our companies transacts business in a currency that differs from its local currency. These adjustments are recorded as gains or losses in our consolidated statements of operations. Our business transactions are spread across numerous countries and currencies. As noted in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations above, we attempt to minimize the net impact of currency on operating earnings by denominating an amount of billings in a currency such that it would provide a natural hedge against the operating expenses being incurred in that currency. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.

Interest Rate Risk – We have minimal interest rate risk. We had no debt outstanding at December 31, 2025. Our cash and cash equivalents are invested in short-term instruments at current market rates. The effect of a hypothetical one percentage point increase or decrease would not have a material impact on our consolidated financial statements.
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
Item 9A - Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")) as of December 31, 2025.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025, to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Management has concluded that its internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, included on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B - Other Information
Director and Officer Trading Arrangements

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as those terms are defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2025.
Item 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10 - Directors, Executive Officers and Corporate Governance
All information in response to this Item, other than the required information on executive officers and the required information under Regulation S-K Items 406 and 408, is incorporated by reference to the “Information regarding our Board of Directors” and, if applicable, “Delinquent Section 16(a) Reports” sections of OneSpan’s Proxy Statement to be filed with the SEC for the 2026 Annual Meeting of Stockholders. The required information on executive officers is set forth in Part I of this Form 10-K under the heading "Information about our Executive Officers."
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
Item 11 - Executive Compensation
The information in response to this Item is incorporated by reference to the “Executive Compensation” and "Director Compensation" sections of OneSpan’s Proxy Statement (except for the section titled "Executive Compensation - Pay versus Performance") to be filed with the SEC for the 2026 Annual Meeting of Stockholders.
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in response to this Item is incorporated by reference to the “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plan Information” sections of OneSpan’s Proxy Statement to be filed with the SEC for the 2026 Annual Meeting of Stockholders.
Item 13 - Certain Relationships and Related Transactions, and Director Independence
The information in response to this Item is incorporated by reference to the “Information regarding our Board of Directors” and “Transactions with Related Persons” sections of OneSpan’s Proxy Statement to be filed with the SEC for the 2026 Annual Meeting of Stockholders.
Item 14 - Principal Accounting Fees and Services
The information in response to this Item is incorporated by reference to the “Fees Paid to Independent Registered Public Accounting Firm for 2025 and 2024” section of OneSpan’s Proxy Statement to be filed with the SEC for the 2026 Annual Meeting of Stockholders.

PART IV
Item 15 - Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K.
(1)The following consolidated financial statements and notes thereto, and the related independent auditors’ report, are included on pages F-1 through F-42 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements
(2)All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned consolidated financial statements.
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

10.1
Credit Agreement, dated as of June 23, 2025, by and among OneSpan Inc., as Borrower, certain subsidiaries of OneSpan Inc., as Guarantors, the Lenders party thereto, and MUFG Bank, Ltd., as Administrative Agent, Swingline Lender and letter of credit Issuer (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 23, 2025)

10.2*	Employment Agreement dated July 31, 2024 between the Registrant and Victor Limongelli (Incorporated by Reference to Exhibit 10.1 to the Registrant's Form 10-K filed February 27, 2025)

Exhibit Number	Description

10.3*	Letter Agreement dated October 22, 2024 between the Company and Victor Limongelli ((Incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed October 30, 2024)

10.4*	Special PSU Agreement dated July 31, 2024 between the Registrant and Victor Limongelli (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 8-K filed August 1, 2024)

10.5*	Employment Agreement between the Registrant and Jorge Martell (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed November 1, 2022)

10.6*	Employment Agreement between the Registrant and Lara Mataac (Incorporated by Reference to Exhibit 10.3 to the Registrant’s Form 10-K filed February 28, 2023)

10.7*	Employment Agreement dated December 16, 2024 between the Registrant and Ashish Jain (Incorporated by Reference to Exhibit 10.1 to the Registrant's Form 10-K filed February 27, 2025)

10.8*	2025 Management Incentive Plan of the Registrant (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed May 1, 2025)

10.9*	OneSpan Inc. Amended and Restated 2019 Omnibus Incentive Plan (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 5, 2025)

10.10*	Form of Director and Officer Indemnification Agreement (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 10-K filed February 28, 2023)

10.11*	Form of 2025 Time-Based RSU Agreement (Executive) under the Registrant’s 2019 Omnibus Incentive Plan (Incorporated by Reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed May 1, 2025)

10.12*	Form of 2025 Performance-Based RSU Agreement under the Registrant’s 2019 Omnibus Incentive Plan (Incorporated by Reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed May 1, 2025)

10.13*	Form of 2025 Time-Based RSU Agreement (General) under the Registrant’s 2019 Omnibus Incentive Plan (Incorporated by Reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed May 1, 2025)

10.14*	Form of 2024 Performance-Based RSU Agreement under the Registrant’s 2019 Omnibus Incentive Plan (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 1, 2024)

10.15*	Form of 2024 Time-Based RSU Agreement (Executive) under the Registrant’s 2019 Omnibus Incentive Plan (Incorporated by Reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed August 1, 2024)

10.16*	Form of 2023 Time-Based RSU Agreement (Executive) under the Registrant’s 2019 Omnibus Incentive Plan (Incorporated by Reference to Exhibit 10.8 to the Registrant's Form 10-K filed March 6, 2024)

10.17*	Form of 2022 Time-Based RSU Agreement (Executive) under the Registrant’s 2019 Omnibus Incentive Plan (Incorporated by Reference to the Registrant's Form 10-Q filed November 1, 2022)

10.18*	Form of Time-Based Deferred RSU Agreement for Non-Employee Directors of the Registrant (Incorporated by Reference to Exhibit 4.10 to the Registrant’s Form 10-K filed March 16, 2020)

Exhibit Number	Description

19	Insider Trading Policy, dated March 11, 2024 (Incorporated by Reference to Exhibit 10.1 to the Registrant's Form 10-K filed February 27, 2025)

21	Subsidiaries of Registrant

23	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 26, 2026

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 26, 2026

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 26, 2026

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 26, 2026

97	Dodd-Frank Compensation Recovery Policy (Incorporated by Reference to Exhibit 97 to the Registrant’s Form 10-K filed March 6, 2024)

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of OneSpan Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

Identification of performance obligations in contracts containing multiple goods and services
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company enters into contracts to deliver a combination of hardware devices, software licenses, subscriptions, maintenance and support and, in some situations, professional services. The Company evaluates the nature of the goods and services promised in these arrangements to identify the distinct performance obligations. The Company recognized total revenue of $243 million, a portion of which related to contracts containing multiple performance obligations, for the year ended December 31, 2025. We identified the evaluation of the Company’s identification of performance obligations in contracts containing multiple goods and services as a critical audit matter. Specifically, complex auditor judgment was required to evaluate the Company's identification of performance obligations in such contracts, including for contracts with new customers or contracts that were amended with existing customers.

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
Chicago, Illinois
February 26, 2026

OneSpan Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$70,499	$83,160
Accounts receivable, net of allowances of $1,227 in 2025 and $1,600 in 2024	55,999	56,229
Inventories, net	10,466	10,792
Prepaid expenses	7,044	6,547
Contract assets	18,269	8,687
Other current assets	9,936	9,479
Total current assets	172,213	174,894
Property and equipment, net	22,234	20,966
Operating lease right-of-use assets	7,356	7,725
Goodwill	103,840	92,365
Intangible assets, net of accumulated amortization	9,741	7,481
Deferred tax asset	54,733	20,516
Equity investment	11,834	—
Other assets	15,751	14,787
Total assets	$397,702	$338,734
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$13,726	$13,310
Deferred revenue	71,641	67,465
Accrued wages and payroll taxes	13,553	13,793
Short-term income taxes payable	3,079	4,403
Dividend payable	671	4,765
Other accrued expenses	11,859	6,339
Deferred compensation	42	200
Total current liabilities	114,571	110,275
Long-term deferred revenue	2,539	3,390
Long-term lease liabilities	6,139	6,932
Deferred tax liability	988	3,680
Other long-term liabilities	1,622	1,927
Total liabilities	125,859	126,204
Commitments and contingencies
Stockholders' equity
Preferred stock: 500 shares authorized, none issued and outstanding at December 31, 2025 and 2024	—	—
Common stock: $0.001 par value per share, 75,000 shares authorized; 42,091 and 41,782 shares issued; 37,361 and 38,058 shares outstanding at December 31, 2025 and 2024	37	38
Additional paid-in capital	128,651	122,534
Treasury stock, at cost, 4,730 and 3,724 shares outstanding at December 31, 2025 and 2024	(60,521)	(47,380)
Retained earnings	209,821	151,256
Accumulated other comprehensive loss	(6,145)	(13,918)
Total stockholders' equity	271,843	212,530
Total liabilities and stockholders' equity	$397,702	$338,734
See accompanying notes to consolidated financial statements.

OneSpan Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Revenue
Product and license	$129,886	$132,078	$130,848
Services and other	113,294	111,101	104,258
Total revenue	243,180	243,179	235,106

Cost of goods sold
Product and license	32,130	36,732	48,676
Services and other	31,696	31,871	28,715
Total cost of goods sold	63,826	68,603	77,391

Gross profit	179,354	174,576	157,715

Operating costs
Sales and marketing	46,950	44,546	70,235
Research and development	34,156	32,423	38,420
General and administrative	45,693	46,007	58,267
Restructuring and other related charges	1,628	4,444	17,311
Amortization of intangible assets	2,481	2,351	2,353
Total operating costs	130,908	129,771	186,586

Operating income (loss)	48,446	44,805	(28,871)

Interest income, net	1,985	1,807	2,090
Other expense, net	(1,069)	(125)	(532)

Income (loss) before income taxes	49,362	46,487	(27,313)
(Benefit) provision for income taxes	(23,542)	(10,595)	2,486

Net income (loss)	$72,904	$57,082	$(29,799)

Net income (loss) per share
Basic	$1.91	$1.49	$(0.74)
Diluted	$1.88	$1.46	$(0.74)

Weighted average common shares outstanding
Basic	38,210	38,387	40,193
Diluted	38,878	39,085	40,193
See accompanying notes to consolidated financial statements.

OneSpan Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$72,904	$57,082	$(29,799)
Other comprehensive income (loss)
Cumulative translation adjustment, net of tax	7,387	(3,321)	3,689
Pension adjustment, net of tax	386	482	(222)
Unrealized gain on available-for-sale securities	—	—	4
Comprehensive income (loss)	$80,677	$54,243	$(26,328)
See accompanying notes to consolidated financial statements.

OneSpan Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity
Description	Shares	Amount	Shares	Amount
Balance at December 31, 2022	39,726	$40	1,038	$(18,222)	$107,305	$128,738	$(14,550)	$203,311
Net loss	—	—	—	—	—	(29,799)	—	(29,799)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	3,689	3,689
Share-based compensation	—	—	—	—	14,252	—	—	14,252
Vesting of restricted stock awards	741	—	—	—	—	—	—	—
Tax payments for stock issuances	(262)	—	—	—	(2,939)	—	—	(2,939)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	4	4
Share repurchases	(2,686)	(2)	2,686	(29,155)	2	—	—	(29,155)
Pension adjustment, net of tax	—	—	—	—	—	—	(222)	(222)
Balance at December 31, 2023	37,519	$38	3,724	$(47,377)	$118,620	$98,939	$(11,079)	$159,141
Net income	—	—	—	—	—	57,082	—	57,082
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(3,321)	(3,321)
Share-based compensation	—	—	—	—	8,955	—	—	8,955
Vesting of restricted stock awards	902	—	—	—	—	—	—	—
Tax payments for stock issuances	(363)	—	—	—	(5,041)	—	—	(5,041)
Excise tax on share repurchases	—	—	—	(3)	—	—	—	(3)
Dividends declared ($0.12 per share)	—	—	—	—	—	(4,765)	—	(4,765)
Pension adjustment, net of tax	—	—	—	—	—	—	482	482
Balance at December 31, 2024	38,058	$38	3,724	$(47,380)	$122,534	$151,256	$(13,918)	$212,530
Net income	—	—	—	—	—	72,904	—	72,904
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	7,387	7,387
Share-based compensation	—	—	—	—	11,196	—	—	11,196
Vesting of restricted stock awards	644	—	—	—	—	—	—	—
Tax payments for stock issuances	(335)	—	—	—	(5,079)	—	—	(5,079)
Share repurchases, net of excise tax	(1,006)	(1)	1,006	(13,141)	—	—	—	(13,142)
Dividends declared ($0.12 per share)	—	—	—	—	—	(14,339)	—	(14,339)
Pension adjustment, net of tax	—	—	—	—	—	—	386	386
Balance at December 31, 2025	37,361	$37	4,730	$(60,521)	$128,651	$209,821	$(6,145)	$271,843
See accompanying notes to consolidated financial statements.

OneSpan Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$72,904	$57,082	$(29,799)
Adjustments to reconcile net income (loss) from operations to net cash used in operations:
Depreciation and amortization of intangible assets	10,070	8,364	6,479
Loss on disposal of asset	55	—	—
Write-off of intangible assets	—	804	—
Write-off of property and equipment, net	709	1,081	3,183
Impairment of inventories, net	—	—	143
Deferred tax (benefit) expense	(29,931)	(16,156)	118
Share-based compensation	11,196	8,955	14,252
Provision for credit losses	309	208	286
Changes in operating assets and liabilities, net of impact of acquisition:
Accounts receivable	3,629	6,711	1,220
Inventories, net	1,650	4,079	(3,275)
Contract assets	(8,600)	(5,669)	(574)
Accounts payable	(579)	(3,854)	(253)
Income taxes payable	(1,503)	1,782	(2,367)
Accrued expenses	4,098	(4,149)	(1,531)
Deferred compensation	(158)	(182)	9
Deferred revenue	(1,243)	(1,647)	2,015
Other assets and liabilities	(3,152)	(1,742)	(641)
Net cash provided by (used in) operating activities	59,454	55,667	(10,735)

Cash flows from investing activities:
Maturities of short-term investments	—	—	2,330
Additions to property and equipment	(8,959)	(9,245)	(12,484)
Equity investment	(11,834)	—	—
Additions to intangible assets	(86)	(60)	(59)
Cash paid for acquisition of business	(14,705)	—	(1,800)
Net cash used in investing activities	(35,584)	(9,305)	(12,013)

Cash flows from financing activities:
Contingent payment related to acquisition	—	(200)	—
Payments of deferred finance costs	(1,739)	—	—
Dividends paid	(18,460)	—	—
Repurchase of common stock, net of excise tax	(13,142)	(3)	(29,155)
Tax payments for restricted stock issuances	(5,079)	(5,041)	(2,939)
Net cash used in financing activities	(38,420)	(5,244)	(32,094)

Effect of exchange rate changes on cash	1,718	(1,317)	997

Net (decrease) increase in cash	(12,832)	39,801	(53,845)
Cash, cash equivalents, and restricted cash, beginning of period	83,331	43,530	97,375
Cash, cash equivalents, and restricted cash, end of period	$70,499	$83,331	$43,530

Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$9,641	$2,302	$4,989
Supplemental disclosure of noncash financing information:
Cash dividend declared, but not yet paid	$671	$4,765	$—
See accompanying notes to consolidated financial statements.

OneSpan Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unless otherwise noted, references in this Annual Report on Form 10-K to “OneSpan” and “Company” refer to OneSpan Inc. and its subsidiaries.
Note 1 – Description of the Company and Basis of Presentation
Description of the Company

OneSpan helps organizations build secure, seamless, and trusted digital experiences through two solution portfolios: Cybersecurity and Digital Agreements. Our cybersecurity solutions protect identities, secure mobile apps, and safeguard access through advanced high-assurance authentication, threat intelligence, fraud prevention, and mobile app protection, defending users, devices, and applications against sophisticated attacks. Our digital agreement solutions streamline agreement workflows with secure e-signatures, identity verification, and smart digital forms, built to enable speed, compliance and exceptional customer experiences. Trusted by leading global enterprises, including more than 60% of the world’s 100 largest banks, OneSpan processes over a hundred million digital agreements and billions of secure authentication transactions across more than 120 countries each year. OneSpan has operations in Austria, Australia, Belgium, Canada, China, France, Japan, The Netherlands, Singapore, Switzerland, the United Arab Emirates, the United Kingdom (U.K.), and the United States (U.S.).

Business Developments

The Company's two divisions, Cybersecurity and Digital Agreements, are also its reportable operating segments. Beginning in mid-2023 and through the third quarter of 2024, the Company's focus was on adjusting its cost structure to enable both business divisions to operate profitably. These cost optimization efforts were a major factor in the overall business returning to operating profitability starting in the fourth quarter of 2023. The subsequent increase in profitability, combined with high levels of cash generation, enabled the Company to return approximately $31.6 million to shareholders in 2025 in the form of quarterly dividends and share repurchases. Beginning in the fourth quarter of 2024 and continuing through 2025, the Company continued to operate profitably while taking a number of important steps to generate future revenue growth, including: the hiring of a Chief Technology Officer in December 2024; the acquisition of Nok Nok Labs, Inc. ("Nok Nok Labs") in June 2025; a strategic investment in ThreatFabric Holding B.V. ("ThreatFabric") in October 2025; and the hiring of a Chief Revenue Officer and the entry into a definitive agreement for the acquisition of Build38 GmbH ("Build 38") in December 2025.

The Company's efforts to broaden and strengthen its product offerings are driven in part by a secular shift away from physical authentication devices such as Digipass tokens. Because consumers increasingly interact with their banks through their mobile devices rather than desktop computers, they are more likely to prefer authentication methods that enable secure, convenient access to mobile banking apps without the need for a physical device. In response to this trend, the Company's bank and financial institution customers have increasingly adopted a “mobile first” approach to consumer authentication that prioritizes the mobile user experience over traditional desktop experiences. This approach has resulted in a reduction of Digipass hardware authenticator sales and an increase in sales of software authentication licenses delivered through software applications on mobile devices. The Company plans to continue to invest in Digipass authenticators, including its newer FIDO2 Digipass devices, as an important component of its broad authentication solution portfolio. The Company is focused on driving revenue growth in higher–margin software solutions, both through further expansion of its Cybersecurity software solutions and through continued growth in its Digital Agreements division.

Dividends

During the year ended December 31, 2025, the Company paid a quarterly cash dividend as part of a recurring quarterly dividend program. The quarterly cash dividend of $0.12 per share was paid to shareholders of record as of the close of business on January 31, 2025, May 16, 2025, August 15, 2025, and November 14, 2025. The declaration and payment of future dividends is subject to the sole discretion of the board of directors.
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

Foreign Currency Translation and Transactions

The financial position and results of operations of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations in other expense, net. Foreign exchange transaction losses aggregated to $1.6 million, $0.9 million, and $1.1 million in 2025, 2024, and 2023, respectively.
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
The Company was a party to lease agreements that required letters of credit to secure the obligations, which totaled $0.2 million as of December 31, 2024. The restricted cash at December 31, 2024 related to letters of credit that were recorded as "Other assets" on the consolidated balance sheet as its requirement was for a period greater than 12 months. This balance is no longer on the consolidated balance sheet as of December 31, 2025 as the restricted cash was replaced by a bank guarantee in conjunction with the Credit Agreement.

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

Fair Value of Financial Instruments
At December 31, 2025 and 2024, the Company's financial instruments were cash and cash equivalents, restricted cash, accounts receivable, equity investments, accounts payable, and accrued liabilities. The estimated fair value of financial instruments has been determined by using available market information and appropriate valuation methodologies, as defined in Accounting Standards Codification "ASC" 820, Fair Value Measurements. The fair values of the financial instruments were not materially different from their carrying amounts at December 31, 2025 and 2024. See Note 10, Fair Value Measurements, for additional detail.
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
Equity Investment

On October 3, 2025, the Company purchased a 15% equity interest in ThreatFabric Holding B.V. ("ThreatFabric") for $11.7 million. The Company also incurred $0.1 million of transaction costs which were capitalized and included in the initial investment balances. ThreatFabric is a Dutch company that provides mobile threat intelligence, malware risk detection, and behavioral analytics.

The Company applies the cost method of accounting to its non-marketable equity investment in ThreatFabric under ASC 321, Investments - Equity Securities. Equity investments without readily determinable fair values are generally classified as non-marketable equity securities. These investments are carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Under the cost method of accounting, the Company performs a qualitative assessment at each reporting period to determine if an investment is impaired. If an impairment exists, the investment is written down to its fair value. All gains and losses, realized and unrealized, are recognized in Other expense, net on the consolidated statements of operations. There were no investment impairments for the year ended December 31, 2025.
Other Accrued Expenses
Other accrued expenses consist of the following:

	December 31,
(In thousands)	2025	2024
Current operating lease liabilities	$2,262	$2,351
Accrued sales tax and VAT	2,213	1,127
Acquisition hold back	2,700	—
Other accrued expenses	3,602	1,980
Accrued professional fees	1,082	881
Total	$11,859	$6,339

Share Repurchase Program
On May 9, 2024, the board of directors terminated the stock repurchase program adopted on May 11, 2022 and adopted a new stock repurchase program under which the Company is authorized to repurchase up to $50.0 million of its issued and outstanding shares of common stock. Share purchases under the program will take place in open market transactions, privately negotiated transactions or tender offers, and may be made from time to time depending on market conditions, share price, trading volume, and other factors. The timing of the repurchases and the amount of stock repurchased in each transaction is subject to OneSpan’s sole discretion and will depend upon market and business conditions, applicable legal and credit requirements and other corporate considerations. The authorization is effective until May 9, 2026 unless the total amount has been used or the repurchase program is terminated by the board of directors. The Company repurchased 1,006,376 shares of its issued and outstanding common shares pursuant to this program in the year ended December 31, 2025. The average purchase price paid for these shares was $12.99, or an aggregate cost of approximately $13.1 million. As of December 31, 2025, approximately $36.9 million remained available for potential future repurchases under the repurchase program. The Company did not repurchase any shares under this plan during the year ended December 31, 2024.
In December 2023 and under the previous stock repurchase program, the Company repurchased 2,380,834 shares of its issued and outstanding common stock pursuant to a modified “Dutch auction” tender offer (the "Tender Offer"). The purchase price paid for these shares was $10.50, or an aggregate cost of approximately $25.0 million, excluding fees and expenses related to the Tender Offer. During the year ended December 31, 2023, the Company repurchased 2.7 million shares of the Company’s stock for $29.2 million in the aggregate, both in open market transactions and pursuant to the Tender Offer, at an average cost of $10.62 per share under its previous repurchase program.
Revenue Recognition

The Company records revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. It determines revenue recognition through the following steps:
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

Cloud subscription revenues are generated from the Company's Cybersecurity and Digital Agreements service offerings. Standard customer arrangements do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time. As such, these arrangements are considered service contracts and revenue is recognized ratably over the service period of the contract. Customer payments are normally in advance for annual service.

Revenue from the sale of on-premises subscription revenue is recorded upon delivery which is the later of when the customer receives the ability to access the software or when they are legally allowed to use the software. No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized. The Company offers term licenses for on-premises subscription revenue ranging from one to five years in length. For term licenses, payments are either on installment or in advance. In limited circumstances, the Company integrates third-party software solutions into its software products. The Company has determined that, consistent with its conclusion under prior revenue recognition rules, the Company acts as the principal with respect to the satisfaction of the related performance obligation and records the corresponding revenue on a gross basis from these transactions. The fees owed to the third parties are recognized as a component of cost of goods sold when the revenue is recognized. For transactions in which the Company does not act as the principal, the Company recognizes revenue on a net basis which is immaterial for the years ended December 31, 2025, 2024, and 2023.

Maintenance and support: Maintenance and support agreements generally call for the Company to provide software updates and technical support to customers. The annual fee for maintenance and support is recognized ratably over the term of the maintenance and support agreement as this is the period the services are delivered. Customer payments are normally in advance for annual service.

Professional services and other revenue: Professional services revenues are primarily comprised of implementing, automating and extending business processes, technology infrastructure, and software applications. Professional services revenues are recognized over time as services are rendered, usually over a period of time that is generally less than 12 months, most of which, are derived from projects performed on a fixed fee. For fixed fee contracts, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours to complete the services. Customer payments normally correspond with delivery. Professional services and other includes perpetual software licenses revenue, which was immaterial for the years ended December 31, 2025 and 2024 and approximately 1% of total revenue for the year ended December 31, 2023. Perpetual licenses grant the customer unlimited access to the software.

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

2.Server system software that is installed on the customer’s systems (i.e. software on the server system that verifies the identity of the person being authenticated) or licenses for additional users on the server system software if the server system software had been installed previously; and

3.Post contract support in the form of maintenance on the server system software or support.

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

For contracts that contain multiple performance obligations, the transaction price is allocated to the separate performance obligations based on their estimated relative standalone selling price. Judgment is required to determine the stand-alone selling price (“SSP”) of each distinct performance obligation. We determine SSP for maintenance and support based on observable inputs; specifically, the range of prices charged to customers to renew annual maintenance and support contracts. In instances where SSP is not directly observable, and when we sell at a highly variable price range, such as for transactions involving cloud and on-premise subscription-based licenses or hardware, we determine the SSP for those performance obligations using the residual approach.

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
Research and Development Costs

Research and development expenses primarily include payroll and payroll-related costs for employees who are directly associated with the internal-use software projects, external direct costs of materials and services costs while developing the software. Capitalized software costs are included in “Property and equipment, net” on the consolidated balance sheets and are depreciated using the straight-line method over the estimated life of three years. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. Other costs for research and development, principally the design and development of hardware, and the design and development of software prior to the determination of technological feasibility, are also expensed as incurred on a project-by-project basis.

The Company capitalized $8.0 million and $8.3 million of internal-use software during the years ended December 31, 2025 and 2024, respectively.

Share-Based Compensation
The Company has share-based employee compensation plans, described in Note 15, Share Compensation Plans. ASC 718, Stock Compensation, requires the Company to estimate the fair value of restricted stock granted to employees, directors and others to record compensation expense equal to the estimated fair value. Compensation expense is recorded on a straight-line basis over the vesting period for time-based awards, and performance and market-based awards with cliff vesting provisions and on a graded basis for performance and market-based awards with graded vesting provisions. Forfeitures are recorded as incurred.
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
Other Expense, net

Other expense, net, consists primarily of exchange gains (losses) on transactions that are denominated in currencies other than the Company’s subsidiaries’ functional currencies, subsidies received from foreign governments in support of the Company's research and development in those countries and other miscellaneous non-operational income and expenses.
Income Taxes

The Company calculates and provides for income taxes in each tax jurisdiction in which it operates. The provision for income taxes includes the amounts payable or refundable for the current year, the effect of deferred taxes and impacts from uncertain tax positions. The Company’s provision for income taxes is significantly affected by shifts in the geographic mix of its pre-tax earnings across tax jurisdictions, changes in valuation allowance, changes in tax laws and regulations, and tax planning opportunities available in each tax jurisdiction.

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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. Public business entities are required to adopt for annual fiscal periods beginning after December 15, 2024 and early adoption is permitted. The Company adopted the standard effective December 31, 2025 (see Note 14, Income Taxes).
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
In September 2025, the FASB issued ASU 2025-06, Intangible – Goodwill and Other – Internal-Use Software (Subtopic 350-40)– Targeted Improvements to the Accounting for Internal Use Software, to improve the guidance for the costs to develop software for internal use. Within the updated guidance, the FASB removed reference to prescriptive sequential software development stages. Instead, management will begin capitalizing eligible cost when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. This update is effective for annual reporting periods beginning after December 15, 2027. This update can be applied on a prospective basis, on a modified basis for in-process projects, or on a retrospective basis. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.
Note 3 – Segment Information
Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company's reportable segments are divisions that offer different products and services and are as follows:

•Cybersecurity. Cybersecurity, formerly Security Solutions, consists of our broad portfolio of software products, software development kits ("SDKs") and Digipass authenticator devices that are used to build applications designed to defend against attacks on digital transactions across online environments, devices, and applications. The software products and SDKs included in the Cybersecurity segment are delivered through on-premises and cloud-based deployment models and include standards-based authentication technologies such as Fast Identity Online ("FIDO") authentication and passkeys, multi-factor authentication, transaction signing solutions and mobile application security.

•Digital Agreements. Digital Agreements consists of solutions that enable our clients to secure and automate business processes associated with their digital agreement and customer transaction lifecycles that require consent, non-repudiation and compliance. These solutions, which are cloud-based, include OneSpan Sign e-signature, OneSpan Notary, and OneSpan Identity Verification.

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

Prior to 2023, the Company allocated certain cost of goods sold and operating expenses to its two reportable operating segments using a direct cost allocation and an allocation based on revenue split between the segments. In 2023, the Company refined its operating segment allocation methodology to better align internal and external costs more directly to where the employee efforts were being spent on each segment. The revised methodology was applied on a prospective basis beginning in 2023. As a result of this change, there was an increase in cost of goods sold and operating expenses allocated to the Digital Agreements segment.

The tables below set forth information about the Company’s operating segments for the years ended December 31, 2025, 2024, and 2023, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

		Year Ended December 31, 2025
(In thousands)	Cybersecurity	Digital Agreements	Corporate and Other	Total
Revenue	$177,688	$65,492	$—	$243,180
Cost of goods sold	45,373	18,453	—	63,826
Gross profit	132,315	47,039	—	179,354

Gross margin	74%	72%	*	74%

Sales and marketing	29,752	13,885	3,313	46,950
Research and development	21,559	11,711	886	34,156
Other segment items (2)(4)	999	5,482	43,321	49,802
Operating income (loss) (3)(5)	80,005	15,961	(47,520)	48,446

Interest income, net				1,985
Other expense, net				(1,069)
Income before income taxes				$49,362

		Year Ended December 31, 2024
(In thousands)	Cybersecurity	Digital Agreements	Corporate and Other	Total
Revenue	$182,187	$60,992	$—	$243,179
Cost of goods sold	49,319	19,281	3	68,603
Gross profit (1)	132,868	41,711	(3)	174,576

Gross margin	73%	68%	*	72%

Sales and marketing	24,684	15,658	4,204	44,546
Research and development	16,132	16,117	174	32,423
Other segment items (2)(4)	1,990	4,321	46,491	52,802
Operating (loss) income (3)(5)	90,062	5,615	(50,872)	44,805

Interest income, net				1,807
Other expense, net				(125)
Income before income taxes				$46,487

		Year Ended December 31, 2023
(In thousands)	Cybersecurity	Digital Agreements	Corporate and Other	Total
Revenue	$184,181	$50,925	$—	$235,106
Cost of goods sold	64,207	13,183	1	77,391
Gross profit	119,974	37,742	(1)	157,715

Gross margin	65%	74%	*	67%

Sales and marketing	35,356	31,566	3,313	70,235
Research and development	18,894	18,687	839	38,420
Other segment items (2)(4)	5,534	6,014	66,383	77,931
Operating income (loss) (3)(5)	60,190	(18,525)	(70,536)	(28,871)

Interest income, net				2,090
Other expense, net				(532)
Income (loss) before income taxes				$(27,313)
* Percentage not meaningful
(1) Digital Agreements gross profit includes an intangible asset write-off of $0.8 million and an internal capitalized software write-off of $0.7 million for the year ended December 31, 2024 (see Note 8, Intangible Assets, net and Note 9, Property and Equipment, net).
(2) Cybersecurity other segment items includes general and administrative expense, restructuring and other related charges, and amortization of intangibles for the years ended December 31, 2025, 2024, and 2023.
(3) Cybersecurity operating income includes $1.3 million, $0.9 million, and $0 of total amortization and depreciation expense for the years ended December 31, 2025, 2024, and 2023, respectively.
Cybersecurity operating income includes $0.3 million, $2.0 million, and $5.5 million of restructuring and other related charges for the years ended December 31, 2025, 2024, and 2023, respectively.
(4) Digital Agreements other segment items includes general and administrative expense, restructuring and other related charges, and amortization of intangibles for the years ended December 31, 2025, 2024, and 2023.
(5) Digital Agreements operating income includes $7.5 million, $6.2 million, and $3.7 million of total amortization and depreciation for the years ended December 31, 2025, 2024, and 2023, respectively.
Digital Agreements operating income includes $1.0 million, $1.7 million, and $3.7 million of restructuring and other related charges for the years ended December 31, 2025, 2024, and 2023, respectively.
The following tables illustrate the disaggregation of revenues by category and services, including a reconciliation of the disaggregated revenues to revenues from the Company's two operating segments for the years ended December 31, 2025, 2024, and 2023.

		Years Ended December 31,
	2025		2024		2023
(In thousands)	Cybersecurity	Digital Agreements	Cybersecurity	Digital Agreements	Cybersecurity	Digital Agreements
Subscription	$90,929	$65,199	$80,555	$58,848	$60,550	$45,886
Maintenance and support	34,736	90	38,342	1,736	42,240	4,143
Professional services and other	2,916	203	4,439	408	5,425	896
Hardware products	49,107	—	58,851	—	75,966	—
Total Revenue	$177,688	$65,492	$182,187	$60,992	$184,181	$50,925

Asset information by segment is not reported to or reviewed by the CODM to allocate resources, and therefore, the Company has not disclosed asset information for the segments.
Note 4 – Revenue
Disaggregation of Revenues
The following tables present the Company's revenues disaggregated by major products and services, geographical region and timing of revenue recognition.
Revenue by major products and services

	Years Ended December 31,
(In thousands)	2025	2024	2023
Subscription	$156,128	$139,403	$106,436
Maintenance and support	34,826	40,078	46,383
Professional services and other	3,119	4,847	6,321
Hardware products	49,107	58,851	75,966
Total Revenue	$243,180	$243,179	$235,106

Revenue by location of customer for the years ended December 31, 2025, 2024, and 2023

	Years Ended December 31,
(In thousands, except percentages)	2025	2024	2023
EMEA	$102,604	$108,555	$111,568
Americas	95,709	86,803	80,057
APAC	44,867	47,821	43,481
Total revenue	$243,180	$243,179	$235,106

% of Total Revenue
EMEA	42%	44%	47%
Americas	39%	36%	34%
APAC	19%	20%	19%
Timing of revenue recognition

	Years Ended December 31,
(In thousands)	2025	2024	2023
Products and Licenses transferred at a point in time	$129,892	$132,109	$130,848
Services transferred over time	113,288	111,070	104,258
Total Revenue	$243,180	$243,179	$235,106

Contract balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers as of December 31, 2025 and 2024:

(In thousands)	December 31,
	2025	2024
Receivables, inclusive of trade and unbilled	$55,999	$56,229
Contract Assets (current and non-current)	$20,136	$10,686
Contract Liabilities (deferred revenue current and non-current)	$74,180	$70,855
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
Revenue recognized during the year ended December 31, 2025 included $66.1 million that was included on the December 31, 2024 consolidated balance sheet in contract liabilities.
Transaction price allocated to the remaining performance obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of the period. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2025:

(In thousands)	2026	2027	2028	Beyond 2028	Total
Future revenue related to current unsatisfied performance obligations	$62,840	$29,524	$12,503	$1,192	$106,059
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
The following tables provide information related to the capitalized costs and amortization recognized in the current and prior period within "Other current assets" and "Other assets" on the consolidated balance sheets:

	December 31,
(In thousands)	2025	2024
Capitalized costs to obtain contracts, current	$5,223	$4,478
Capitalized costs to obtain contracts, non-current	$12,558	$12,431

(In thousands)	Years Ended December 31,
	2025	2024
Amortization of capitalized costs to obtain contracts	$4,970	$4,007
Note 5 – Inventories, net
Inventories, net, are comprised of the following as of December 31, 2025 and 2024:

	December 31,
(In thousands)	2025	2024
Component parts	$4,092	$4,385
Work-in-process and finished goods	6,374	6,407
Total	$10,466	$10,792
Note 6 - Business Acquisitions
Nok Nok Labs Acquisition
On June 4, 2025, the Company acquired Nok Nok Labs pursuant to a merger agreement (the "Merger Agreement") that resulted in the Company purchasing all of the outstanding equity interests of Nok Nok Labs. Nok Nok Labs is a leading provider of passwordless software authentication solutions that use FIDO (Fast IDentity Online) authentication protocols. The technology acquired in the acquisition is expected to provide OneSpan's customers with a wider range of flexible, adaptable authentication options. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, using the acquisition method of accounting. Under this method, the Company recognized the identifiable assets acquired and liabilities assumed at their fair values as of the acquisition date.
Pursuant to the terms of the Merger Agreement, the total purchase consideration for the acquisition was $19.2 million, consisting of $14.7 million in cash consideration paid, $1.8 million in cash acquired, and $2.7 million in deferred consideration. The $2.7 million (the "Holdback Amount") has been held back as security for potential indemnity claims made by the Company. Any unused portion of the Holdback Amount will be released to Nok Nok Labs security holders 18 months after the acquisition date. The Company incurred transaction related expenses of $1.1 million in connection with the acquisition of Nok Nok Labs, which expenses are included in general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2025.
Nok Nok Labs is allocated entirely to the Company's Cybersecurity reportable operating segment. The following table summarizes the fair values of the assets acquired and liabilities assumed:

(In thousands)	Final Opening Balance Sheet
Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$1,751
Accounts receivable, net	2,030
Prepaid expenses	120
Property and equipment, net	20
Other assets	40
Operating lease right-of-use assets	149
Developed technology	3,500
Customer relationships	1,500
Goodwill	6,910
Deferred tax asset, net of valuation allowance	8,032
Accounts payable	(449)
Other accrued expenses	(146)
Short-term lease liabilities	(165)
Deferred revenue	(2,877)
State income tax liability	(159)
Deferred tax liability	(1,100)
Total net assets acquired	$19,156

Total consideration	$19,156
Hold back	(2,700)
Cash acquired	(1,751)
Cash paid for acquisition of business, net of cash acquired	$14,705
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
The consolidated financial statements for the year ended December 31, 2025 include the results of operations related to the Nok Nok Labs acquisition from the June 4, 2025 acquisition date through December 31, 2025.
The financial impact of this acquisition was not material to the consolidated financial statements, and therefore, the Company has not presented pro forma results of operations for the acquisition. Furthermore, revenue and net income from Nok Nok Labs have not been separately presented for the year ended December 31, 2025 as they were immaterial to the Company's overall revenue and net income for the period.

Planned Build38 GmbH Acquisition
On December 23, 2025, the Company's subsidiary, OneSpan Europe N.V., entered into an agreement to acquire all outstanding shares of Build38 GmbH ("Build38") for $38.8 million, subject to customary closing purchase price adjustments and an 18-month holdback arrangement. Build38 is a leader in next-generation mobile application protection solutions and will extend the Company's investment in advanced mobile security technologies. The planned acquisition is expected to enhance OneSpan’s App Shielding offering by adding SDK-based security solutions that integrate in-app, cloud, and AI technologies. These enhancements will provide businesses with strong protection against the growing wave of attacks targeting the mobile channel, as well as critical intelligence and telemetry on the mobile devices where the applications are deployed. The planned transaction is currently expected to close by March 2026, subject to customary closing conditions.
Proven DB Acquisition
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
ProvenDB is a developer of secure storage that leverages blockchain technology in order to prevent data tampering or alteration of documents. The technology acquired in the acquisition was expected to provide a foundational architecture for future blockchain-based digital solutions, including secure storage, and was allocated entirely to the Digital Agreements reportable operating segment.
During 2024, the Company made the decision to discontinue its investment supporting the previously acquired blockchain technology and related commercial efforts. As a result, the Company wrote-off the related acquired technology and previously capitalized software. See Note 9, Property and Equipment, net, Note 8, Intangible Assets, net, and Note 20, Restructuring and Other Related Charges for further information.

Note 7 – Goodwill
The following table presents the changes in goodwill for the years ended December 31, 2024 and 2025:

(In thousands)	Cybersecurity	Digital Agreements	Total
Net balance at January 1, 2024	$72,791	$20,893	$93,684
Net foreign currency translation	(1,031)	(288)	(1,319)
Net balance at December 31, 2024	71,760	20,605	92,365
Acquisition during the period (1)	6,910	—	6,910
Net foreign currency translation	3,570	995	4,565
Net balance at December 31, 2025	$82,240	$21,600	$103,840
(1)  Represents goodwill recorded in conjunction with the acquisition of Nok Nok Labs for the year ended December 31, 2025. See Note 6, Business Acquisitions, for additional information.
No impairment of goodwill was recorded during the years ended December 31, 2025, 2024, or 2023.

Note 8 – Intangible Assets, net
Intangible assets, net as of December 31, 2025 and 2024 consist of the following:

		December 31,
		2025		2024
(In thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	3 to 7	$21,397	$(18,237)	$41,658	$(41,658)
Customer relationships	5 to 12	29,317	(23,679)	34,653	(28,091)
Patents and trademarks	10 to 20	5,080	(4,137)	13,356	(12,437)
Total		$55,794	$(46,053)	$89,667	$(82,186)
Amortization expense was $2.8 million, $2.6 million, and $2.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. Amortization expense includes cost of sales amortization expense directly related to delivering cloud subscription revenue of $0.3 million, $0.2 million, and $0.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. Costs are recorded in "Services and other cost of goods sold" on the consolidated statements of operations.
Certain intangible assets are denominated in local currencies and are subject to currency fluctuations.
In connection with the continued execution of cost reductions, during the quarter ended June 30, 2024, the Company decided to stop any incremental development investments supporting its previously acquired blockchain technology and related commercial efforts (see Note 20, Restructuring and Other Related Charges). This asset contributed no revenue as it was still in its investment stage. As a result, the Company wrote-off $0.8 million associated with the remaining unamortized value of this intangible asset in "Services and other cost of goods sold" on the consolidated statement of operations for the year ended December 31, 2024.
There were no additional write-offs or impairments of intangible assets recorded during the years ended December 31, 2025, 2024, and 2023.
The estimated future amortization expense of intangible assets as of December 31, 2025, is as follows:

2026	$3,207
2027	3,009
2028	935
2029	926
2030	744
Thereafter	513
Subject to amortization	9,334
Trademarks	407
Total intangible assets	$9,741

Note 9 – Property and Equipment, net
The following table presents the major classes of property and equipment, net, as of December 31, 2025 and 2024:

		December 31,
(In thousands)	Useful Life (in years)	2025	2024
Office equipment and software	3-5	$9,768	$8,658
Leasehold improvements	10	8,000	7,639
Furniture and fixtures	5	3,861	3,519
Capitalized software	3	26,575	19,298
Total		48,204	39,114
Accumulated depreciation		(25,970)	(18,148)
Property and equipment, net		$22,234	$20,966
Depreciation expense was $7.3 million, $5.8 million, and $3.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. Depreciation expense includes cost of sales depreciation expense directly related to delivering cloud subscription revenue of $5.2 million, $3.1 million, and $1.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. Costs are recorded in "Services and other cost of goods sold" on the consolidated statements of operations.
During the year ended December 31, 2025, the Company recorded a write-off of $0.7 million for capitalized labor, of which $0.3 million was recognized in "Services and other cost of goods sold" on the consolidated statements of operations for the year ended December 31, 2025. The remaining write-off amount of $0.4 million was recognized in "Restructuring and other related charges" on the consolidated statements of operations for the year ended December 31, 2025.
In connection with the continued execution of cost reductions, the Company decided to stop any incremental development investments supporting its previous acquired blockchain technology and related commercial efforts. As a result, the Company wrote-off the internal capitalized software used to build out connection points for its blockchain technology and its e-signature product (see Note 20, Restructuring and Other Related Charges). The total write-off amounted to $1.0 million within property and equipment, net, of which $0.7 million was recognized in "Services and other cost of goods sold" on the consolidated statement of operations for the year ended December 31, 2024. The remaining write-off amount of $0.3 million was recognized in "Restructuring and other related charges" on the consolidated statement of operations for the year ended December 31, 2024.
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

The following tables summarize the Company’s financial assets by level in the fair value hierarchy, which are measured at fair value on a recurring basis, as of December 31, 2025 and 2024:

		Fair Value Measurement at Reporting Date Using
(In thousands)	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$31,391	$31,391	$—	$—

		Fair Value Measurement at Reporting Date Using
(In thousands)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Notes	$3,500	3,500	$—	—
Money Market Funds	$51,690	$51,690	$—	$—
The Company did not have any financial liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024.

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
Note 11 – Allowance for Credit Losses
The following table presents the changes in the allowance for credit losses during the years ended December 31, 2024 and 2025:

(In thousands)
Balance at January 1, 2024	$1,536
Provision	208
Write-offs	(144)
Balance at December 31, 2024	1,600
Provision	309
Write-offs	(682)
Balance at December 31, 2025	$1,227
Note 12 – Debt
On June 23, 2025, the Company entered into a $100.0 million credit agreement (the “Credit Agreement") with MUFG Bank, Ltd ("MUFG"), as administrative agent, swingline lender and letter of credit issuer, and other lenders party thereto. The Credit Agreement provides for a $100.0 million revolving credit facility with a $10.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit. As of December 31, 2025, the Company had outstanding letters of credit of $0.4 million and no borrowings outstanding under the Credit Agreement. Any outstanding letters of credit reduce the availability of funds to borrow.

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
The Company capitalized $1.9 million of lender and third-party debt issuance costs incurred in connection with the Credit Agreement and will amortize these costs to interest expense over the term of the revolving credit facility. For the year ended December 31, 2025, the amortization of debt issuance costs was $0.2 million. As of December 31, 2025, the current portion of the debt issuance costs were $0.4 million and are included in the "Other current assets" line in the consolidated balance sheets and the non-current portion of the debt issuance costs were $1.3 million and are included in the "Other assets" line in the consolidated balance sheets.
Note 13 – Leases
The Company leases certain real estate and automobiles, which are classified as operating leases. The real estate leases have remaining lease terms of one to eight years. Automobile leases have a remaining lease term of one to five years.
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

Operating lease cost details for the years ended December 31, 2025, 2024, and 2023 are as follows:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Building rent	$964	$1,153	$1,638
Automobile rentals	1,304	1,349	1,132
Total net operating lease costs	$2,268	$2,502	$2,770
Short-term lease costs and variable lease costs recognized during the years ended December 31, 2025, 2024, and 2023 are immaterial.
Supplemental consolidated balance sheet information related to operating leases as of December 31, 2025 and 2024 is as follows:

	December 31,
(In thousands)	2025	2024
Leases
Assets	$7,356	$7,725
Operating lease right-of-use assets	$7,356	$7,725

Liabilities
Current
Operating lease liabilities	$2,262	$2,351

Non-current
Operating lease liabilities	6,139	6,932
Total lease liabilities	$8,401	$9,283
As of December 31, 2025 and 2024, the weighted average remaining lease term for operating leases is 4.5 years and 5.2 years, respectively, and the weighted-average discount rate for operating leases is 6% for both period ends.
Supplemental consolidated cash flow information related to leases is as follows:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Supplemental cash flow and other information related to leases:

Operating cash payments from operating leases	$2,629	$2,455	$2,836

ROU assets obtained in exchange for new operating lease liabilities	$717	$3,462	$2,650
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
Maturities of the Company's operating leases as of December 31, 2025 are as follows:

(In thousands)
2026	$2,631
2027	2,174
2028	2,058
2029	1,210
2030	490
Thereafter	1,023
Less: imputed interest	(1,185)
Total lease liabilities	$8,401
Note 14 – Income Taxes
Income (loss) before income taxes was generated in the following jurisdictions:

	Years Ended December 31,
(In thousands)	2025	2024	2023
U.S.	$30,741	$41,309	$(13,526)
Non-U.S.	18,621	5,178	(13,787)
Total	$49,362	$46,487	$(27,313)
For the years ended December 31, 2025 and 2024, domestic income excludes intercompany dividend income of $63.5 million and $8.6 million, respectively. For the year ended December 31, 2023, there was no intercompany dividend included in domestic income. The (benefit) provision for income taxes consists of the following:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Current:
Federal	$(2)	$525	$2
State	299	266	54
Foreign	6,543	4,906	2,473
Total current	6,840	5,697	2,529

Deferred:
Federal	4,919	(16,771)	361
State	(154)	(2,318)	(47)
Foreign	(35,147)	2,797	(357)
Total deferred	(30,382)	(16,292)	(43)
Total	$(23,542)	$(10,595)	$2,486

For 2025, 2024, and 2023, the Company's U.S. federal statutory rate was 21%.

The differences between the income tax (benefit) and provisions computed using the statutory federal income tax rate and the (benefit) provisions for income taxes reported in the consolidated statements of operations are as follows:

(In thousands, except percentages)	December 31, 2025
US federal statutory income tax rate	$10,366	21.0%
Domestic state and local income taxes, net of federal effect (a)	145	0.3%
Domestic federal
Tax credits
Foreign tax credits	(594)	(1.2)%
Other credits	(277)	(0.6)%
Nontaxable and non deductible items
Acquisition expenses	556	1.1%
Other	199	0.4%
Cross-border tax laws
Global intangible low-taxed income	1,568	3.2%
Foreign-derived intangible income	(1,729)	(3.5)%
Subpart F income	(1,127)	(2.3)%
Other	63	0.1%
Changes in tax laws or rates enacted in current period	—	—%
Changes in valuation allowances	—	—%
Other	(155)	(0.3)%
Foreign tax effects
Canada
Research credits	(1,528)	(3.1)%
Provincial tax change in valuation allowance	(11,549)	(23.4)%
Changes in valuation allowance	(20,002)	(40.5)%
Other	(144)	(0.3)%
United Kingdom
Changes in valuation allowance	(1,258)	(2.5)%
Other	150	0.3%
Other foreign jurisdictions	1,774	3.6%
Changes in unrecognized tax benefits	—	—%
Total	$(23,542)	(47.7)%

(a) State taxes in California, Illinois, and Massachusetts made up the majority of the tax effect in this category.

	Years Ended December 31,
(In thousands)	2024	2023
Expected tax at statutory rate	$9,762	$(5,736)
Foreign taxes at other rates	(532)	(213)
Valuation allowance changes	(10,464)	8,513
Global intangible low-taxed income inclusion	5,571	—
State income taxes, net of federal benefit	(1,281)	(170)
Research credits	(956)	(633)
Worthless stock deduction	(12,632)	—
Disallowed expenses and other	(63)	725
Total	$(10,595)	$2,486

The Company's release of the valuation allowance for the year ended December 31, 2025 was primarily attributable to Canada and resulted from a reassessment of the realizability of its deferred tax assets based on sufficient positive evidence, including recent and projected future taxable income, and including the impact of cost reduction actions. Based on this review, the Company determined that it is more likely than not that deferred tax assets are realizable and therefore reversed the valuation allowance in Canada during the year.

The Company's release of its valuation allowance in the year ended December 31, 2024 was partly due to the IP transfer discussed below, the cybersecurity division cost reduction actions, recent cumulative pretax income, and projections of future income. Based on a review of this evidence, the Company determined that there was sufficient positive evidence that it is more likely than not that certain deferred tax assets are realizable and therefore released a portion of the valuation allowance during the year.
During 2024, the Company completed an intra-entity asset transfer of certain intellectual property (“IP Transfer”) to the U.S., which was classified as an arm’s length transaction at fair value pursuant to the asset transfer agreement. The fair value of the IP asset was a non-recurring fair value measurement. With the assistance of a third-party valuation specialist, the fair value of the IP was determined using the income method, which reflects the Company's assumptions regarding projected revenue, earnings before interest and taxes and a discount rate. The assumptions used in the estimation of the IP asset involved Level 3 inputs of the fair value hierarchy. The tax deduction amortization related to the IP asset will be recognized in future periods over the next fifteen years.
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
The Company's policy is to record interest and penalties on income taxes as income tax expense. The Company recorded no expense or benefit in 2025 and a benefit of $0.2 million in 2024, and an expense of less than $0.1 million in 2023.

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2025 and 2024, are as follows:

	December 31,
(In thousands)	2025	2024
Deferred tax assets:
Stock and long-term compensation plans	$1,424	$1,224
Foreign NOL & other carryforwards	43,597	48,705
U.S. and state NOL carryforwards	8,152	8,128
Deferred revenue	1,158	219
Pension liability	359	436
Intangible assets	5,197	7,855
Lease liability	2,088	2,310
Capitalized research and development	3,868	1,054
Accrued expenses and other	1,842	1,036
Total gross deferred tax assets	67,685	70,967
Less: Valuation allowance	(1,709)	(37,246)
Net deferred income tax assets	$65,976	$33,721

Deferred tax liabilities:
Tax on unremitted foreign earnings	$833	$3,516
Right of use asset	2,471	2,527
Depreciation and amortization	—	2,378
Tax on credits	5,047	4,810
Contract acquisition costs	3,880	3,654
Deferred tax liabilities	$12,231	$16,885

Net deferred tax assets	$53,745	$16,836
Deferred tax assets and liabilities are netted by tax jurisdiction.
The valuation allowance against the net deferred tax assets as of December 31, 2025 and 2024 was $1.7 million and $37.2 million, respectively.
The Company recorded changes in valuation allowance of $35.5 million and $10.5 million, during the years ended December 31, 2025 and 2024, respectively, against deferred tax assets that, based on the Company's assessment are considered not to be more likely than not to be realized. See above regarding the decrease in the valuation allowance in 2025 and 2024.
The Company assesses the need for a valuation allowance on a regular basis, weighing all positive and negative evidence to determine whether a deferred tax asset will be fully or partially realized. In evaluating the realizability of deferred tax assets, significant pieces of negative evidence such as 3-year cumulative losses are considered. The Company also reviews reversal patterns of temporary differences to determine if the Company would have sufficient taxable income due to the reversal of temporary differences to support the realization of deferred tax assets. In 2023, the Company continued to maintain a valuation allowance against certain deferred tax assets in jurisdictions where assets are not more likely than not to be realized. In 2025 and 2024, the Company reversed the valuation allowance in certain jurisdictions based on an assessment of the ability to utilize the deferred tax assets. For all other remaining deferred tax assets, the Company believes it is still more likely than not that the results of future operations or tax planning strategies will generate sufficient taxable income to realize the deferred tax assets.

At December 31, 2025, the Company had gross federal, foreign and state net operating loss (NOL) carryforwards and other foreign deductible carryforwards as shown in the following table:

(In thousands)	Carryforward	Expiration
NOL Carryforward
Canada	$27,220	2036-2043
United States	6,565	2032-2037
United States	15,171	None
Other foreign	5,411	None
Canada province	23,229	2036-2044
U.S. states	52,298	2031-2046
	$129,894
Other Carryforwards
United States credit	$1,323	2033-2035
Canada	58,324	None
Canada province	66,370	None
Capital loss	375	None
Canada credits	12,127	2033-2045
Canada province credits	5,697	2036-2045
	$144,216

	$274,110
ASC 740, Income Taxes sets a “more-likely-than-not” criterion for recognizing the tax benefit of uncertain tax positions. As of December 31, 2025, 2024, and 2023, the Company had no reserves.
The Company files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions, and is subject to examination of its income tax returns by the IRS and other tax authorities.
The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner not consistent with the Company's expectations, there could be a requirement to adjust the provision for income taxes in the period such resolution occurs. There are no unrecognized tax benefits as of December 31, 2025 that, if recognized, would affect the effective tax rate.
The Company's primary tax jurisdictions and the earliest tax year subject to audit are presented in the following table.

Australia	2017
Austria	2019
Belgium	2021
Canada	2021
Netherlands	2020
Singapore	2020
Switzerland	2023
United Kingdom	2023
United States	2022
The Company's tax payments, net of refunds, were as follows:

(In thousands)	2025
Federal	$1,748
State and local	472
Foreign
Belgium	566
Switzerland	3,310
Zurich, Switzerland	1,349
Other	2,196
Total	$9,641
Note 15 – Share Compensation Plans
The Company has a share-based compensation plan, the OneSpan Inc. 2019 Omnibus Incentive Plan (“Plan”), under which the board of directors may grant share-based awards including restricted stock units (RSUs) and performance restricted stock units (PSUs).
The Plan may provide performance incentives to employees and non-employee directors, consultants and other key persons of the Company. The plan is administered by the Management Development and Compensation Committee (the "Compensation Committee") of the board of directors and is intended to be a non-qualified plan.
As of December 31, 2025, the remaining number of shares allowed to be issued under the Plan was approximately 2.1 million shares of the Company’s common stock, representing 6% of the issued and outstanding shares of the Company as of such date.
The following table presents share-based compensation expense and other long-term incentive plan compensation expense for the years ended December 31, 2025, 2024, and 2023.

	Years Ended December 31,
(In thousands)	2025	2024	2023
Share-based compensation	$11,196	$8,955	$14,252
Other long-term incentive plan compensation (1)	62	217	310
Total compensation	$11,258	$9,172	$14,562
(1) Other long-term incentive compensation consists of cash incentive grants awarded to employees located in jurisdictions where the Company does not issue share-based compensation due to tax, regulatory or similar reasons.
Time-Based Restricted Stock Units
Under the OneSpan Inc. 2019 Omnibus Incentive Plan, the Company grants non-employee directors and certain eligible employees RSUs that settle in Company stock. RSUs granted to non-employee directors vest on the first anniversary date of the grant and have a deferred delivery feature whereby they are not delivered until resignation or upon a change in control of the Company. RSUs granted to employees vest over one to four years in equal annual or semi-annual installments in the initial year and thereafter in semi-annual installments. Shares are subject to forfeiture if the service period is not met. Compensation expense for time-based restricted stock unit awards was $7.5 million, $6.9 million, and $10.9 million for 2025, 2024, and 2023, respectively, and the related tax benefit was $1.6 million, $1.3 million, and $0.5 million, respectively. The following table summarizes the time-based restricted stock activity for the year ended December 31, 2025:

(Sharecounts in thousands)	Shares	Weighted- average remaining term (years)	Weighted- average grant date fair value
Unearned, January 1, 2025	1,034	1.36	$12.47
Shares vested	(700)		12.04
Shares awarded	417		15.91
Shares forfeited	(62)		13.80
Unearned, December 31, 2025	689	2.52	$14.87
The unamortized future compensation expense for time-based restricted stock awards was $6.9 million at December 31, 2025.
Performance-Based Restricted Stock Units settled in stock
Performance-based restricted stock units granted to executive officers and certain other employees were subject to achievement of one year performance criteria established by the Board of Directors. Under certain grants, shares related to one year targets are earned upon fulfillment of the performance criteria as determined by the Compensation Committee and vest upon completion of the requisite service period. Shares are subject to forfeiture if the performance criteria and the service period are not met.
The restricted stock units subject to achievement of future performance criteria awarded during the year ended December 31, 2025 will be earned if the performance criteria are met at the end of the one-year performance period and the subsequent service period is also met.
Compensation expense related to performance-based restricted stock unit awards in 2025, 2024, and 2023 was $1.9 million, $1.4 million, and $2.8 million, respectively. Tax benefit related to the compensation expense was $0.2 million, $0.2 million, and less than $0.1 million for 2025, 2024, and 2023, respectively.
The following table summarizes activity related to unvested performance restricted stock shares during 2025:

(Sharecounts in thousands)	Total Unvested Shares	Weighted- average remaining term (years)	Weighted- average grant date fair value
Unearned, January 1, 2025	157	1.11	$12.83
Shares vested	(122)		12.85
Shares awarded	377		16.17
Shares forfeited	(40)		14.50
Unearned, December 31, 2025	372	1.05	$16.03
Unamortized future compensation expense for performance-based restricted stock was $1.2 million at December 31, 2025.
Market-Based Restricted Stock Units settled in stock
Market-based restricted stock units granted to executive officers were subject to achievement of up to four years of market-based performance criteria established by the board of directors. Shares are subject to forfeiture if the performance criteria and service period are not met. Compensation expense for market-based restricted stock unit awards in 2025, 2024, and 2023 was $1.8 million, $0.7 million, and $0.6 million, respectively. The related tax benefit was less than $0.1 million in 2025, 2024, and 2023.

The following table summarizes activity related to unvested market and service restricted stock units settled in stock:

(Sharecounts in thousands)	Shares	Weighted- average remaining term (years)	Weighted- average grant date fair value
Unearned, January 1, 2025	463	2.54	$11.99
Shares vested	(100)		12.96
Shares awarded	—		—
Shares forfeited	(163)		11.46
Unearned, December 31, 2025	200	2.58	$11.93
Unamortized future compensation expense for market-based restricted stock was $1.5 million at December 31, 2025.
Note 16 – Earnings per Common Share
Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive. Because the Company was in a net loss position for the year ended December 31, 2023, diluted net loss per share for this period excludes the effects of all common stock equivalents, which are anti-dilutive.
A reconciliation of the shares included in the basic and fully diluted earnings per share calculations is as follows:

	Years Ended December 31,
(In thousands, except per share data)	2025	2024	2023
Net income (loss)	$72,904	$57,082	$(29,799)
Weighted average common shares outstanding:
Basic	38,210	38,387	40,193
Incremental shares with dilutive effect:
Restricted stock awards	668	698	—
Diluted	38,878	39,085	40,193

Net income (loss) per share:
Basic	$1.91	$1.49	$(0.74)
Diluted	$1.88	$1.46	$(0.74)
Note 17 – Employee Benefit Plans
U.S. Plan
The Company maintains a defined contribution pension plan for U.S. employees established pursuant to Section 401(k) of the Internal Revenue Code. The plan allows voluntary employee contributions and discretionary employer contributions. For the years ended December 31, 2025, 2024, and 2023, the Company expensed employer-match contributions of $0.5 million, $0.2 million, and $0.6 million, respectively.
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
The Company also maintains a pension plan for Belgian employees, in compliance with Belgian law. Contributions to Belgium plans are paid by the employees and the employer. Certain features of the plans require them to be categorized as defined benefit plans under ASC 715 due to Belgian social legislation, which prescribes a minimum annual return of 1.8% for all contributions made prior to 2025 and a minimum annual return of 2.5% for all contribution made from 2025 onward. The plan assets are held in guaranteed investment contracts.
The Company also includes a liability related to obligations to provide retirement benefits to employees who retire from the Company’s French subsidiary, as required by law. Per French regulations, each employee is entitled to a lump sum payment upon retirement based on years of service and salary at retirement. Benefit rights vest upon the statutory retirement age of 65. The obligation recorded represents the present value of amounts the Company expects to pay.
Components of net periodic pension cost included in earnings:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Service cost (gross)	$644	$682	$879
Interest cost	540	476	560
Expected return on plan assets	(329)	(336)	(358)
Amortization of unrecognized actuarial gain	(135)	(148)	(265)
Net periodic pension cost	$720	$674	$816
The net unfunded status of the Non-U.S. pension plans as of December 31, 2025 and 2024, is as follows:

	December 31,
(In thousands)	2025	2024
Fair value of plan assets	$17,390	$14,500
Projected benefit obligation	(18,903)	(16,333)
Net unfunded benefit obligation	$(1,513)	$(1,833)
Net unfunded benefit obligation is recorded as other long-term liabilities in the consolidated balance sheets.
The change in the fair value of plan assets is as follows:

	Years Ended December 31,
(In thousands)	2025	2024
Fair value of plan assets at January 1	$14,500	$16,460
Employee contributions	244	248
Actual return on plan assets	354	199
Benefits (paid), net of transfers	(364)	(2,063)
Employer contributions	739	676
Foreign exchange adjustment	1,917	(1,020)
Fair value of plan assets at December 31	$17,390	$14,500

The change in benefit obligations is as follows:

	Years Ended December 31,
(In thousands)	2025	2024
Benefit obligations at January 1	$16,333	$19,014
Gross service cost	644	682
Interest cost	540	476
Employee contributions	244	248
Actuarial (gains)/losses	(656)	(266)
Benefits (paid), net of transfers	(364)	(2,063)
Curtailments & settlements	—	(578)
Foreign exchange adjustment	2,162	(1,180)
Benefit obligations at December 31	$18,903	$16,333
The increase in benefit obligations at December 31, 2025 compared to December 31, 2024 was primarily driven by lower benefits paid and the strengthening of the Euro and Swiss Franc currencies.
The Company's investment policy meets the responsibility under local social legislation and aligns plan assets with liabilities, while minimizing risk. For the years ended December 31, 2025 and 2024, plan assets are invested in guaranteed investment contracts. Fair value of guaranteed investment contracts is surrender value. Fair value for the year ended December 31, 2025 was determined using Level 3 inputs as defined by ASC 820, Fair Value Measurements. Changes in plan assets are attributable to benefit payments and contributions as the Company has not actively traded assets during the years ended December 31, 2025 and 2024.
Other
The accumulated benefit obligation for the plans were $18.2 million and $15.6 million as of December 31, 2025 and 2024, respectively.
The Company expects to pay approximately $0.7 million of contributions over the next twelve months.
The amounts reclassified out of other comprehensive income during the years ended December 31, 2025, 2024, and 2023 were not material.
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
The following range of assumptions between all plans were utilized in the pension calculations:

	December 31,
	2025			2024
	(%)
Discount rates	1.30	-	4.10	0.95	-	3.40
Inflation	0.90	-	2.00	1.10	-	2.00
Expected return on plan assets	1.90	-	2.00	1.90	-	2.00
Rate of salary increases	1.90	-	3.00	2.10	-	3.00

Projected future pension benefits as of December 31, 2025 (in thousands):

(In thousands)
2026	$897
2027	$158
2028	$254
2029	$846
2030	$463
2031 - 2034	$5,245
Note 18 – Geographic, Customer and Supplier Information
The Company classifies sales by customers’ locations in three geographic regions: 1) EMEA, which includes Europe, the Middle East, and Africa; 2) the Americas, which includes North, Central, and South America; and 3) Asia Pacific, which also includes Australia and New Zealand.

(In thousands)
	Europe, Middle East, Africa (EMEA)	Americas	Asia Pacific	Total
2025
Revenue	$102,604	$95,709	$44,867	$243,180
Long-lived assets	$13,854	$41,230	$476	$55,560

2024
Revenue	$108,555	$86,803	$47,821	$243,179
Long-lived assets	$7,479	$20,699	$512	$28,690

2023
Revenue	$111,568	$80,057	$43,481	$235,106
Long-lived assets	$5,783	$18,795	$315	$24,893
For the years 2025, 2024, and 2023, the top 10 customers contributed 18%, 20% and 22%, respectively, of total worldwide revenue. During 2025, all of the Company's hardware products were assembled by three independent factories in China and one independent factory in Romania.
Note 19 – Commitments and Contingencies
The Company leases office space and automobiles under operating lease agreements. See Note 13, Leases, for future minimum rental payments required under non-cancelable leases.
At December 31, 2025, the Company has purchase obligations of $11.9 million for other software agreements related to the administration of the Company's business which range from 1 to 3 years.
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

The Company accrues loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. As of December 31, 2025, the Company has recorded an accrual of $0.3 million for loss contingencies related to all probable losses where a reasonable estimate could be made.

The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible, but not probable. Although the Company intends to defend its legal matters vigorously, the ultimate outcome of these matters is uncertain. However, the Company does not expect the potential losses, if any, to have a material adverse impact on its operating results, cash flows, or financial condition. As of December 31, 2025, the Company does not have any reasonably possible losses for which an estimate can be made.
Note 20 – Restructuring and Other Related Charges

In 2021 and 2022, the Company's board of directors approved cost reduction actions (the "Restructuring Plan") designed to streamline its business and improve efficiency. On August 3, 2023, the board approved further cost reduction actions (the "2023 Actions") to seek to drive higher levels of Adjusted EBITDA while maintaining the Company's long-term growth potential. The Company completed its restructuring charges in connection with the 2023 Actions as of December 31, 2025. The costs incurred consist primarily of charges related to employee transition and severance payments, with a significantly smaller amount of charges relating to vendor contract termination and rationalization actions.

In connection with the Restructuring Plan (including the 2023 Actions), the Company recorded a total of $2.1 million in restructuring charges during the year ended December 31, 2025, of which $0.5 million is recorded in "Services and other cost of goods sold" in the consolidated statements of operations for the year ended December 31, 2025 and $1.6 million is recorded in “Restructuring and other related charges” in the consolidated statement of operations for the years ended December 31, 2025. The Company recorded $6.0 million and $17.3 million for the years ended December 31, 2024 and 2023, respectively, in "Restructuring and other related charges" in the consolidated statements of operations.

The main categories of charges are in the following areas:

•Employee costs – include severance, related benefits, and retention pay costs incurred as a result of eliminating positions in certain areas of the Company. For the years ended December 31, 2025, 2024, and 2023, severance-related costs were $1.2 million, $4.0 million, and $11.7 million, respectively. In total, there were approximately 345 employees, across multiple functions, whose positions were made redundant. The $0.6 million current portion of the restructuring liability at December 31, 2025 is included in "Accrued wages and payroll taxes" in the consolidated balance sheet and is expected to be paid within the next 12 months.
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

•Product and services optimization costs – includes costs to discontinue products and services that are no longer advancing the Company's operating model. During the year ended December 31, 2025, the Company recorded a write-off of $0.7 million for capitalized labor, of which $0.3 million was recognized in "Services and other cost of goods sold" on the consolidated statements of operations for the year ended December 31, 2025. The remaining write-off amount of $0.4 million was recognized in "Restructuring and other related charges" on the consolidated statements of operations for the year ended December 31, 2025. The Company made the decision to stop any incremental development investments supporting its previously acquired blockchain technology, and related commercial efforts. As a result, the Company wrote off the related acquired technology and previously capitalized software. The Company recorded a $0.8 million write-off of intangible assets in "Services and other costs of goods sold" on the consolidated statements of operations for the year ended December 31, 2024 (see Note 8, Intangible Assets, net). For capitalized software, the Company recorded a write-off of $1.0 million of property and equipment, net, of which $0.7 million was recognized in "Services and other costs of goods sold" on the consolidated statements of operations for the year ended December 31, 2024 (see Note 9, Property and Equipment, net). The remaining write-off amount of $0.3 million was recognized in "Restructuring and other related charges" on the consolidated statements of operations for the year ended December 31, 2024. During 2023, the Company made the decision to discontinue investments in its Digipass CX product and incurred $1.5 million of write-offs for capitalized software. The charges are recorded in "Restructuring and other related charges" on the consolidated statement of operations for the year ended December 31, 2024 (see Note 9, Property and Equipment, net).
•Vendor rationalization costs – includes costs for contractually committed services the Company is no longer utilizing. For the years ended December 31, 2025, 2024 and 2023, these costs totaled $0.1 million, $0.2 million, and $1.2 million are included in "Restructuring and other related charges" on the consolidated statements of operations.
The table below sets forth the changes in the carrying amount of the restructuring charge liability for the years ended December 31, 2024 and 2025.

(In thousands)	Employee Costs	Real Estate Rationalization	Total
Balance as of January 1, 2024	$3,130	$1,885	$5,015
Additions	3,937	227	4,164
Payments	(5,810)	(1,587)	(7,397)
Balance as of December 31, 2024	1,257	525	1,782
Additions	1,074	—	1,074
Payments	(1,748)	(525)	(2,273)
Balance as of December 31, 2025	$583	$—	$583

Note 21 – Subsequent Events

On February 26, 2026, the Company's board of directors declared a quarterly cash dividend as part of its recurring quarterly dividend program announced in December 2024. A cash dividend of $0.13 per share, which represents an increase of 8.3%, will be paid on March 27, 2026 to shareholders of record as of the close of business on March 13, 2026. The declaration and payment of future dividends is subject to the sole discretion of the board.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized
February 26, 2026

OneSpan Inc.

/s/ Victor Limongelli
Victor Limongelli
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY
Each of the undersigned, in his or her capacity as an officer or director, or both, as the case may be, of OneSpan Inc. does hereby appoint Victor Limongelli and Jorge Martell, and each of them severally, his or her true and lawful attorneys or attorney to execute in his or her name, place and stead, in his or her capacity as director or officer, or both, as the case may be, this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and any and all amendments thereto and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission. Each of said attorneys shall have power to act hereunder with or without the other attorney and shall have full power and authority to do and perform in the name and on behalf of each of said directors or officers, or both, as the case may be, every act whatsoever requisite or necessary to be done in the premises, as fully and to all intents and purposes as to which each of said officers or directors, or both, as the case may be, might or could do in person, hereby ratifying and confirming all that said attorneys or attorney may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Victor Limongelli	President and Chief Executive Officer	February 26, 2026
Victor Limongelli	(Principal Executive Officer)

/s/ Jorge Martell	Chief Financial Officer and Treasurer	February 26, 2026
Jorge Martell	(Principal Financial and Accounting Officer)

/s/ Garry Capers	Chairman	February 26, 2026
Garry Capers

/s/ Marc D. Boroditsky	Director	February 26, 2026
Marc D. Boroditsky

/s/ Sarika Garg	Director	February 26, 2026
Sarika Garg

/s/ Marianne Johnson	Director	February 26, 2026
Marianne Johnson

/s/ Michael McConnell	Director	February 26, 2026
Michael McConnell

/s/ Alfred Nietzel	Director	February 26, 2026
Alfred Nietzel

/s/ Marc Zenner	Director	February 26, 2026
Marc Zenner