Form 10-Q
period 2026-03-31
OneSpan Inc.
filed 2026-04-30
CIK 1044777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 37,072,850 shares of Common Stock, $0.001 par value per share, outstanding at April 23, 2026.

OneSpan Inc.
Form 10-Q
For the Quarter Ended March 31, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
OneSpan Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$49,754	$70,499
Accounts receivable, net of allowances of $1,204 at March 31, 2026 and $1,227 at December 31, 2025	33,245	55,999
Inventories, net	9,137	10,466
Prepaid expenses	7,147	7,044
Contract assets	13,543	18,269
Other current assets	10,057	9,936
Total current assets	122,883	172,213
Property and equipment, net	22,902	22,234
Operating lease right-of-use assets	7,147	7,356
Goodwill	128,144	103,840
Intangible assets, net of accumulated amortization	16,481	9,741
Deferred income taxes	59,069	54,733
Equity investment	11,834	11,834
Other assets	14,686	15,751
Total assets	$383,146	$397,702
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,122	$13,726
Deferred revenue	60,732	71,641
Accrued wages and payroll taxes	11,970	13,553
Short-term income taxes payable	1,749	3,079
Dividend payable	671	671
Other accrued expenses	11,749	11,859
Deferred compensation	8	42
Total current liabilities	98,001	114,571
Long-term deferred revenue	2,395	2,539
Long-term lease liabilities	5,796	6,139
Deferred income taxes	989	988
Other long-term liabilities	3,949	1,622
Total liabilities	111,130	125,859
Commitments and contingencies
Stockholders' equity
Preferred stock: 500 shares authorized, 0 issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock: $0.001 par value per share, 75,000 shares authorized; 42,220 and 42,091 shares issued; 36,982 and 37,361 shares outstanding at March 31, 2026 and December 31, 2025, respectively	37	37
Additional paid-in capital	129,541	128,651
Treasury stock, at cost: 5,238 and 4,730 shares outstanding at March 31, 2026 and December 31, 2025, respectively	(65,922)	(60,521)
Retained earnings	216,423	209,821
Accumulated other comprehensive loss	(8,063)	(6,145)
Total stockholders' equity	272,016	271,843
Total liabilities and stockholders' equity	$383,146	$397,702
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue
Product and license	$35,507	$37,240
Services and other	30,440	26,126
Total revenue	65,947	63,366

Cost of goods sold
Product and license	8,760	8,718
Services and other	8,673	7,557
Total cost of goods sold	17,433	16,275

Gross profit	48,514	47,091

Operating costs
Sales and marketing	12,679	11,457
Research and development	9,078	7,928
General and administrative	10,958	9,547
Amortization of intangible assets	698	556
Write-off of assets	284	—
Restructuring and other related charges	—	421
Total operating costs	33,697	29,909

Operating income	14,817	17,182

Interest (expense) income, net	(19)	692
Other expense, net	(386)	(9)

Income before income taxes	14,412	17,865
Provision for income taxes	2,847	3,360

Net income	$11,565	$14,505

Net income per share
Basic	$0.31	$0.38
Diluted	$0.30	$0.37

Weighted average common shares outstanding
Basic	37,611	38,106
Diluted	38,070	39,027
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$11,565	$14,505
Other comprehensive income (loss)
Cumulative translation adjustment, net of tax	(1,887)	2,674
Pension adjustment, net of tax	(31)	(24)
Comprehensive income	$9,647	$17,155
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)
For the Three Months Ended March 31, 2026:

Description	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	37,361	$37	4,730	$(60,521)	$128,651	$209,821		$(6,145)	$271,843
Net income	—	—	—	—	—	11,565		—	11,565
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—		(1,887)	(1,887)
Stock-based compensation	—	—	—	—	1,876	—		—	1,876
Vesting of restricted stock awards	220	—	—	—	—	—		—	—
Tax payments for stock issuances	(91)	—	—	—	(986)	—		—	(986)
Share repurchases	(508)	—	508	(5,401)	—	—		—	(5,401)
Dividends declared ($0.13 per share)	—	—	—	—	—	(4,963)		—	(4,963)
Pension adjustment, net of tax	—	—	—	—	—	—		(31)	(31)
Balance at March 31, 2026	36,982	$37	5,238	$(65,922)	$129,541	$216,423	0	$(8,063)	$272,016

For the Three Months Ended March 31, 2025:

Description	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	38,058	$38	3,724	$(47,380)	$122,534	$151,256		$(13,918)	$212,530
Net income	—	—	—	—	—	14,505		—	14,505
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—		2,674	2,674
Share-based compensation	—	—	—	—	2,776	—		—	2,776
Vesting of restricted stock awards	179	—	—	—	—	—		—	—
Tax payments for stock issuances	(80)	—	—	—	(1,327)	—		—	(1,327)
Dividends declared ($0.12 per share)	—	—	—	—	—	(15)		—	(15)
Pension adjustment, net of tax	—	—	—	—	—	—		(24)	(24)
Balance at March 31, 2025	38,157	$38	3,724	$(47,380)	$123,983	$165,746	0	$(11,268)	$231,119
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$11,565	$14,505
Adjustments to reconcile net income from operations to net cash provided by operations:
Depreciation and amortization of intangible assets	3,132	2,129
Write-off of assets	284	—
Loss on disposal of asset	—	36
Deferred tax (benefit) expense	(26)	75
Stock-based compensation	1,876	2,776
Recovery of credit losses	(10)	(453)
Changes in operating assets and liabilities, net of the effects from acquisition:
Accounts receivable, net	24,002	27,756
Inventories, net	1,168	203
Contract assets	5,427	93
Accounts payable	(2,824)	(1,437)
Income taxes payable	(1,363)	1,757
Accrued expenses	(3,482)	(3,641)
Deferred compensation	(34)	(181)
Deferred revenue	(12,583)	(16,593)
Other assets and liabilities	1,040	2,341
Net cash provided by operating activities	28,172	29,366

Cash flows from investing activities:
Additions to property and equipment	(3,120)	(1,626)
Additions to intangible assets	(80)	(19)
Cash paid for acquisition of business, net of cash acquired	(34,554)	—
Net cash used in investing activities	(37,754)	(1,645)

Cash flows from financing activities:
Dividends paid	(4,986)	(4,587)
Tax payments for restricted stock issuances	(986)	(1,327)
Repurchase of common stock	(5,401)	—
Net cash used in financing activities	(11,373)	(5,914)

Effect of exchange rate changes on cash	210	244

Net (decrease) increase in cash	(20,745)	22,051
Cash, cash equivalents, and restricted cash, beginning of period	70,499	83,331
Cash, cash equivalents, and restricted cash, end of period	$49,754	$105,382
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “OneSpan,” “Company,” “we,” “our,” and “us,” refer to OneSpan Inc. and its subsidiaries.

Note 1 – Description of the Company and Basis of Presentation

Description of the Company
OneSpan helps organizations build secure, seamless, and trusted digital experiences through two solution portfolios: Cybersecurity and Digital Agreements. Our cybersecurity solutions protect identities, secure mobile apps, and safeguard access through advanced high-assurance authentication, threat intelligence, fraud prevention, and mobile app protection, defending users, devices, and applications against sophisticated attacks. Our digital agreement solutions streamline agreement workflows with secure e-signatures, identity verification, and smart digital forms, built to enable speed, compliance and exceptional customer experiences. Trusted by leading global enterprises, including more than 60% of the world’s 100 largest banks, OneSpan processes over a hundred million digital agreements and billions of secure authentication transactions across more than 120 countries each year. OneSpan has operations in Austria, Australia, Belgium, Canada, China, France, Germany, Japan, The Netherlands, Singapore, Spain, Switzerland, the United Arab Emirates, the United Kingdom (U.K.), and the United States (U.S.).
Dividends
During the three months ended March 31, 2026, the Company paid its quarterly cash dividend declared on February 26, 2026 as part of a recurring quarterly dividend program. The quarterly cash dividend of $0.13 per share was paid to shareholders of record as of the close of business on March 13, 2026. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors.
Share Repurchase Program
During the three months ended March 31, 2026, the Company repurchased 0.5 million shares of its common stock for $5.4 million under its share repurchase program adopted in May 2024. As of March 31, 2026, approximately $31.5 million remained available for potential future repurchases under the repurchase program.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of OneSpan and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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
Foreign Currency Translation and Transactions
The financial position and results of operations of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other expense, net. Foreign exchange transaction losses aggregated to $0.5 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.
Note 2 – Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 26, 2026 that impact the Company’s condensed consolidated financial statements and related notes.
Other Accrued Expenses
Other accrued expenses consist of the following:

(In thousands)	March 31, 2026	December 31, 2025
Current operating lease liabilities	$2,160	$2,262
Accrued sales tax and VAT	741	2,213
Acquisition hold back	2,700	2,700
Other accrued expenses	5,629	3,602
Accrued professional fees	519	1,082
Total	$11,749	$11,859
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

In September 2025, the FASB issued ASU 2025-06, Intangible – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Targeted Improvements to the Accounting for Internal Use Software, to improve the guidance for the costs to develop software for internal use. Within the updated guidance, the FASB removed reference to prescriptive sequential software development stages. Instead, management will begin capitalizing eligible costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. This update is effective for annual reporting periods beginning after December 15, 2027. This update can be applied on a prospective basis, on a modified basis for in-process projects, or on a retrospective basis. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.
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
•Digital Agreements. Digital Agreements consists of solutions that enable our clients to secure and automate business processes associated with their digital agreement and customer transaction lifecycles that require consent, non-repudiation and compliance. These solutions, which are cloud-based, include OneSpan Sign e-signature, OneSpan Notary, and Identity Verification.
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
The tables below set forth information about the Company’s operating segments for the three months ended March 31, 2026 and 2025, along with the items necessary to reconcile the segment information to the totals reported in the accompanying condensed consolidated financial statements.

	Three Months Ended March 31, 2026
(In thousands, except percentages)	Cybersecurity	Digital Agreements	Corporate and Other	Total
Revenue	$48,546	$17,401	$—	$65,947
Cost of goods sold	12,640	4,793	—	17,433
Gross profit	35,906	12,608	—	48,514

Gross margin	74%	72%	*	74%

Sales and marketing	8,489	3,433	757	12,679
Research and development	5,941	2,820	317	9,078
Other segment items (1)(3)	691	1,073	10,176	11,940
Operating income (loss) (2)(4)	20,785	5,282	(11,250)	14,817

Interest (expense) income, net				(19)
Other income (expense), net				(386)
Income before income taxes				$14,412

	Three Months Ended March 31, 2025
(In thousands, except percentages)	Cybersecurity	Digital Agreements	Corporate and Other	Total
Revenue	$47,713	$15,653	$—	$63,366
Cost of goods sold	11,628	4,647	—	16,275
Gross profit	36,085	11,006	—	47,091

Gross margin	76%	70%	*	74%

Sales and marketing	6,872	3,402	1,183	11,457
Research and development	4,919	3,006	3	7,928
Other segment items (1)(3)	134	1,231	9,159	10,524
Operating income (loss) (2)(4)	24,160	3,367	(10,345)	17,182

Interest (expense) income, net				692
Other income (expense), net				(9)
Income before income taxes				$17,865
*Percentage not meaningful.
(1) Cybersecurity other segment items includes general and administrative expense, write-off of assets and amortization of intangibles for the three months ended March 31, 2026. Cybersecurity other segment items includes general and administrative expense, restructuring and other related charges for the three months ended March 31, 2025.
(2) Cybersecurity operating income includes $0.7 million and $0.2 million of total amortization and depreciation expense for the three months ended March 31, 2026 and 2025, respectively. Cybersecurity operating income also includes $0.3 million related to write-off of assets for the three months ended March 31, 2026. There were no write-off of assets for the three months ended March 31, 2025. Cybersecurity operating income includes $0.2 million of restructuring and other related charges for the three months ended March 31, 2025.
(3) Digital Agreements other segment items includes general and administrative expense and amortization of intangibles for the three months ended March 31, 2026. Digital Agreements other segment items includes general and administrative expense, restructuring and other related charges for the three months ended March 31, 2025.

(4) Digital Agreements operating income includes $2.2 million and $1.7 million of total amortization and depreciation expense for the three months ended March 31, 2026 and 2025, respectively. Digital Agreements operating income includes $0.2 million of restructuring and other related charges for the three months ended March 31, 2025.
The following tables illustrate the disaggregation of revenues by category and services, including a reconciliation of the disaggregated revenues to revenues from the Company’s two reportable operating segments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
(In thousands)	Cybersecurity	Digital Agreements	Cybersecurity	Digital Agreements
Subscription (1)	$35,312	$17,355	$33,123	$15,569
Perpetual maintenance and services	2,647	46	3,527	84
Hardware products	10,587	—	11,063	—
Total Revenue	$48,546	$17,401	$47,713	$15,653
(1) Cybersecurity and Digital Agreements Subscription revenue during the three months ended March 31, 2025 includes $5.1 million and less than $0.1 million, respectively, of term maintenance that has been reclassified from maintenance and services to align with the revised presentation of revenue described in Note 4 below.
Asset information by segment is not reported to or reviewed by the CODM to allocate resources, and therefore, the Company has not disclosed asset information for the segments.
Note 4 – Revenue from Contracts with Customers
The following tables present the Company’s revenues disaggregated by major products and services, geographical region and timing of revenue recognition. Certain prior period amounts for disaggregated revenues by major products and services have been reclassified to conform with the current year's presentation. The Company historically had reported revenue derived from maintenance contracts on an aggregated basis, encompassing maintenance associated with both perpetual license products and term‑based license arrangements. In connection with the Company's strategic focus on expanding its subscription‑based offerings and in response to changing customer purchasing preferences, an increasing proportion of customer contracts related to perpetual license products have transitioned to term‑based contracts. As a result, the Company has revised its presentation within the revenue‑by‑products tables to include term-based maintenance revenue within subscription revenue. Additionally, maintenance revenue associated with perpetual licenses and services revenue are now presented together, which reflects the steady decline in perpetual license arrangements. This reclassification had no impact on total revenue, operating income, or cash flows, and prior period results have been updated for comparability.
Revenue by major products and services

	Three Months Ended March 31,
(In thousands)	2026	2025
Subscription (1)	$52,667	$48,692
Perpetual maintenance and services	2,693	3,611
Hardware products	10,587	11,063
Total Revenue	$65,947	$63,366
(1) Subscription revenue during the three months ended March 31, 2025 includes $5.1 million of term maintenance revenue that has been reclassified from maintenance and services to align with the revised presentation of revenue described above.

Revenue by location of customer
We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes North, Central, and South America; and 3) Asia Pacific (APAC), which includes Australia and New Zealand. The breakdown of revenue in each of our major geographic areas was as follows:

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025
Revenue
EMEA	$28,521	$31,006
Americas	25,149	21,095
APAC	12,277	11,265
Total revenue	$65,947	$63,366

% of Total Revenue
EMEA	43%	49%
Americas	38%	33%
APAC	19%	18%
Timing of revenue recognition

	Three Months Ended March 31,
(In thousands)	2026	2025
Products and licenses transferred at a point in time	$35,507	$37,240
Services transferred over time	30,440	26,126
Total Revenue	$65,947	$63,366
Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(In thousands)	2026	2025
Receivables, inclusive of trade and unbilled	$33,245	$55,999
Contract Assets (current and non-current)	$14,595	$20,136
Contract Liabilities (Deferred Revenue current and non-current)	$63,127	$74,180
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
Revenue recognized during the three months ended March 31, 2026 included $34.8 million that was included on the December 31, 2025 consolidated balance sheet in contract liabilities. Deferred revenue decreased in the same period due to timing of annual renewals.

Transaction price allocated to the remaining performance obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of the period. The following table includes expected revenue to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2026:

(In thousands)	2026	2027	2028	Beyond 2028	Total
Future revenue related to current unsatisfied performance obligations	$47,395	$34,033	$15,020	$1,588	$98,036
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
The following tables provide information related to the capitalized costs and amortization recognized in the current and prior period within "Other current assets" and "Other assets" on the condensed consolidated balance sheets:

(In thousands)	March 31, 2026	December 31, 2025
Capitalized costs to obtain contracts, current	$5,267	$5,223
Capitalized costs to obtain contracts, non-current	$11,948	$12,558

	Three Months Ended March 31,
(In thousands)	2026	2025
Amortization of capitalized costs to obtain contracts	$1,333	$1,167
Note 5 – Inventories, net
Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method.
Inventories, net consist of the following:

(In thousands)	March 31, 2026	December 31, 2025
Component parts	$3,644	$4,092
Finished goods	5,493	6,374
Total	$9,137	$10,466

Note 6 – Business Acquisitions
2026 - Build38 Acquisition
On February 27, 2026, the Company completed the acquisition of Build38 GmbH ("Build38") pursuant to a merger agreement (the "B38 Merger Agreement") entered into on December 23, 2025 that resulted in the Company purchasing all of the outstanding equity interests of Build38. Build38 is a provider of next-generation mobile application protection solutions and will extend the Company's investment in advanced mobile security technologies. The acquisition is expected to enhance OneSpan’s App Shielding offering by adding SDK-based security solutions that integrate in-app, cloud, and AI technologies. These enhancements are designed to provide businesses with strong protection against the growing wave of attacks targeting the mobile channel, as well as critical intelligence and telemetry on the mobile devices where the applications are deployed. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, using the acquisition method of accounting. Under this method, the Company recognized the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.
Pursuant to the terms of the B38 Merger Agreement, the total provisional purchase consideration for the acquisition was $37.9 million, consisting of $34.6 million in cash consideration paid, $0.9 million in cash acquired, and $2.4 million in deferred consideration. Of the deferred amount, $1.9 million (the "Holdback Amount") has been held back as security for certain potential liabilities of Build38. Any unused portion of the Holdback Amount will be released to Build38 security holders 18 months after the closing date. The remaining deferred amount of $0.5 million has been held back as a buffer for adjustments to the purchase consideration based upon the closing date financial statements, which are expected to be finalized by the third quarter of 2026. The Company incurred transaction related expenses of $1.9 million in connection with the acquisition of Build38, of which $1.6 million was expensed on the consolidated statement of operations for the year ended December 31, 2025 while the remaining $0.3 million was expensed during the three months ended March 31, 2026.
Build38 is allocated entirely to the Company's Cybersecurity reportable operating segment. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed:

(In thousands)
Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$936
Accounts receivable, net	1,575
Prepaid expenses	852
Property and equipment, net	75
Other assets	51
Operating lease right-of-use assets	385
Developed technology	7,327
Customer relationships	473
Goodwill	26,069
Deferred tax asset, net of valuation allowance	7,035
Accounts payable	(271)
Other accrued expenses	(1,843)
Short-term lease liabilities	(304)
Deferred revenue	(1,915)
Deferred tax liability	(2,571)
Total net assets acquired	$37,874

Total consideration	$37,874
Hold back	(1,911)
Deferred consideration	(473)
Cash acquired	(936)
Cash paid for acquisition of business, net of cash acquired	$34,554

As part of the purchase price allocation, the Company determined intangible assets were developed technology and customer relationships. The fair value of the intangible assets was estimated using an income based approach for the technology and replacement cost approach for the customer relationships. The estimated useful lives over which intangible assets will be amortized are as follows: developed technology (7 years) and customer relationships (1 year).
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
The Build38 operating results since completion of the acquisition are not material and are included in the condensed consolidated financial statements. The Company has not presented pro forma results of operations for the acquisition since the financial impact was not material to the condensed consolidated financial statements.
2025 - Nok Nok Labs, Inc. Acquisition
On June 4, 2025, the Company acquired Nok Nok Labs, Inc ("Nok Nok Labs") pursuant to a merger agreement (the "NNL Merger Agreement") that resulted in the Company purchasing all of the outstanding equity interests of Nok Nok Labs. Nok Nok Labs is a leading provider of passwordless software authentication solutions that use FIDO (Fast IDentity Online) authentication protocols. The technology acquired in the acquisition is expected to provide OneSpan's customers with a wider range of flexible, adaptable authentication options. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, using the acquisition method of accounting. Under this method, the Company recognized the identifiable assets acquired and liabilities assumed at their fair values as of the acquisition date.
Pursuant to the terms of the NNL Merger Agreement, the total purchase consideration for the acquisition was $19.2 million, consisting of $14.7 million in cash consideration paid, $1.8 million in cash acquired, and $2.7 million in deferred consideration. The $2.7 million (the "Holdback Amount") was held back as security for potential indemnity claims made by the Company. Any unused portion of the Holdback Amount will be released to Nok Nok Labs security holders 18 months after the acquisition date.
Note 7 – Goodwill
The following table presents the changes in goodwill during the three months ended March 31, 2026:

(In thousands)	Cybersecurity	Digital Agreements	Total
Net balance at December 31, 2025	$82,240	$21,600	$103,840
Acquisition during the period (1)	26,069	—	26,069
Foreign currency exchange rate effect	(1,380)	(385)	(1,765)
Net balance at March 31, 2026	$106,929	$21,215	$128,144
(1)    Represents goodwill recorded in conjuction with the acquisition of Build38 GmbH for the three months ended March 31, 2026. See Note 6 – Business Acquisitions, for additional information.
No impairment of goodwill was recorded during the three months ended March 31, 2026 and 2025.

Note 8 – Intangible Assets, net
Intangible assets, net as of March 31, 2026 and December 31, 2025 consist of the following:

		As of March 31, 2026		As of December 31, 2025
(In thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	6 to 7	$28,563	$(18,501)	$21,397	$(18,237)
Customer relationships	1 to 12	29,762	(24,341)	29,317	(23,679)
Patents, trademarks, and other	10 to 20	5,155	(4,157)	5,080	(4,137)
Total		$63,480	$(46,999)	$55,794	$(46,053)
Amortization expense was $0.9 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively. Amortization expense includes cost of sales amortization expense directly related to delivering cloud subscription revenue of $0.2 million for the three months ended March 31, 2026. There was no amortization expense included in cost of sales for the three months ended March 31, 2025. Costs are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
Certain intangible assets are denominated in functional currencies besides the U.S. Dollar and are subject to currency fluctuations.
There was no impairment of intangible assets recorded during the three months ended March 31, 2026 and 2025.
Note 9 – Property and Equipment, net
The following table presents the major classes of property and equipment, net, as of March 31, 2026 and December 31, 2025:

(In thousands)	March 31, 2026	December 31, 2025
Office equipment and software	$10,005	$9,768
Leasehold improvements	7,977	8,000
Furniture and fixtures	3,964	3,861
Capitalized software	29,159	26,575
Total	51,105	48,204
Accumulated depreciation	(28,203)	(25,970)
Property and equipment, net	$22,902	$22,234
Depreciation expense was $2.2 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively. Depreciation expense includes cost of sales depreciation expense directly related to delivering cloud subscription revenue of $1.7 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively, and are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
The Company wrote-off internal capitalized software of $0.3 million related to an in process software project similar to the mobile application protection solution acquired in the Build38 acquisition. As a result, the Company determined this software project to be an obsolete asset going forward.
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
The following tables summarize the Company’s financial assets by level in the fair value hierarchy, which are measured at fair value on a recurring basis, as of March 31, 2026 and December 31, 2025:

	Fair Value Measurement at Reporting Date Using
(In thousands)	March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$18,334	$18,334	$—	$—

	Fair Value Measurement at Reporting Date Using
(In thousands)	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$31,391	$31,391	$—	$—
The Company did not have any financial liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.
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
The changes in the allowance for credit losses during the three months ended March 31, 2026 were as follows:

(In thousands)
Balance at December 31, 2025	$1,227
Recovery of credit loss	(10)
Write-offs	(13)
Balance at March 31, 2026	$1,204

Note 12 – Debt

On June 23, 2025, the Company entered into a $100.0 million credit agreement (the “Credit Agreement") with MUFG Bank, Ltd ("MUFG"), as administrative agent, swingline lender and L/C issuer, and other lenders party thereto. The Credit Agreement provides for a $100.0 million revolving credit facility with a $10.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit. As of March 31, 2026, the Company had outstanding letters of credit of $0.4 million and no borrowings outstanding under the Credit Agreement. Any outstanding letters of credit reduce the availability of funds to borrow.

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

The Company capitalized $1.9 million of lender and third-party debt issuance costs incurred in connection with the Credit Agreement and will amortize these costs to interest expense over the term of the revolving credit facility. For the three months ended March 31, 2026, the amortization of debt issuance costs was less than $0.1 million. As of March 31, 2026, the current portion of the debt issuance costs were $0.4 million and are included in the "Other current assets" line in the consolidated balance sheets and the non-current portion of the debt issuance costs were $1.2 million and are included in the "Other assets" line in the consolidated balance sheets.

Note 13 – Leases
Operating lease cost details for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Building rent	$285	$231
Automobile rentals	326	264
Total net operating lease costs	$611	$495
At March 31, 2026, the Company’s weighted average remaining lease term for its operating leases is 4.3 years, and the weighted average discount rate for its operating leases is 6%.
During the three months ended March 31, 2026, there were $1.2 million of operating cash payments for lease liabilities and $0.8 million of right-of-use assets obtained in exchange for new lease liabilities.
Maturities of the Company’s operating leases as of March 31, 2026 are as follows:

(In thousands)	As of March 31, 2026
2026	$1,939
2027	2,259
2028	2,146
2029	1,198
2030	490
Later years	1,005
Less imputed interest	(1,081)
Total lease liabilities	$7,956
Note 14 – Income Taxes
The Company’s estimated annual effective tax rate for 2026 before discrete items is expected to be approximately 20%. The Company’s global effective tax rate is lower than the U.S. statutory tax rate of 21% primarily due to the benefit from Foreign-Derived Deduction Eligible Income (FDDEI) and R&D credits. The benefits are mostly offset by differences in foreign income tax rates and nondeductible expenses. The ultimate tax expense will depend on the mix of earnings in various jurisdictions. Income taxes, net of refunds, of $3.3 million and $1.7 million were paid during the three months ended March 31, 2026 and 2025, respectively.

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

Note 15 – Long-Term Compensation Plan and Stock Based Compensation
Under the OneSpan Inc. Amended and Restated 2019 Omnibus Incentive Plan, the Company awards restricted stock units subject to time-based vesting, restricted stock units which are subject to the achievement of future performance criteria and restricted stock units that are subject to the achievement of market conditions. The Company also awards a small amount of cash incentive awards under the Amended and Restated 2019 Omnibus Incentive Plan, as shown in the table below.
During the three months ended March 31, 2026, the Company awarded 0.6 million restricted stock units subject to time-based vesting. The fair value of the unissued time-based restricted stock unit grants was $6.3 million at the dates of grant and the grants are being amortized over the vesting period of three years.
During the three months ended March 31, 2026, the Company awarded restricted stock units subject to the achievement of service and future performance criteria, which allows for up to 0.8 million shares to be earned if the performance criteria are achieved at the target level. The fair value of these awards was $7.7 million at the dates of grant and the awards are being amortized over the requisite service period of three years. The Company currently believes that approximately 100% of these shares are expected to be earned.
The following table summarizes total compensation expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands)	2026	2025
Stock-based compensation	$1,876	$2,776
Other long-term incentive plan compensation (1)	12	14
Total compensation	$1,888	$2,790
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
The details of the earnings per share calculations for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2026	2025
Net income	$11,565	$14,505
Weighted average common shares outstanding:
Basic	37,611	38,106
Incremental shares with dilutive effect:
Restricted stock units	459	921
Diluted	38,070	39,027

Net income per share:
Basic	$0.31	$0.38
Diluted	$0.30	$0.37

Note 17 – Legal Proceedings and Contingencies
The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of business. The Company currently does not anticipate that these matters, if resolved against the Company, will have a material adverse impact on its financial results or financial condition.
The Company accrues loss contingencies when losses become probable and are reasonably estimable. As of March 31, 2026, the Company has no probable and reasonably estimable loss contingencies.
The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible, but not probable. Although the Company intends to defend its legal matters vigorously, the ultimate outcome of these matters is uncertain. However, the Company does not expect the potential losses, if any, to have a material adverse impact on its operating results, cash flows, or financial condition. As of March 31, 2026, the Company does not have any reasonably possible losses for which an estimate can be made.
Note 18 – Subsequent Events
On April 30, 2026, the Board of Directors declared a quarterly cash dividend of $0.13 per share as part of the Company's recurring quarterly dividend program initiated in December 2024. This dividend will be paid on June 4, 2026 to shareholders of record as of the close of business on May 14, 2026. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “OneSpan,” “Company,” “we,” “our,” and “us” refer to OneSpan Inc. and its subsidiaries.
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of OneSpan for the three-month periods ended March 31, 2026 and 2025 as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”).
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of applicable U.S. securities laws, including statements regarding: our goal of driving profitable, efficient growth in both operating segments, with a particular emphasis on subscription revenue growth; expectations regarding the contributions of, and results from, our acquisitions of Build38 GmbH and Nok Nok Labs, Inc.; expectations about trends in our cost of goods sold, gross margin, and sales and marketing, research and development, and general and administrative expenses; the expected impact of foreign currency rate fluctuations; expectations regarding sources and uses of cash; and our general expectations regarding our operational or financial performance in the future. Forward-looking statements may be identified by words such as "seek", "believe", "plan", "estimate", "anticipate", “expect", "intend", "continue", "outlook", "may", "will", "should", "could", or "might", and other similar expressions. These forward-looking statements involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could materially affect our business and financial results include, but are not limited to: difficulties increasing or maintaining our rate of revenue growth; our ability to attract new customers and retain and expand sales to existing customers; our ability to successfully develop and market new product offerings and product enhancements; changes in customer requirements; the potential effects of technological changes; the loss of one or more large customers; difficulties enhancing and maintaining our brand recognition; competition; lengthy sales cycles; challenges retaining key employees and successfully hiring and training qualified new employees; security breaches or cyber-attacks; real or perceived malfunctions or errors in our products; interruptions or delays in the performance of our products and solutions; reliance on third parties for certain products and data center services; our ability to effectively manage third party partnerships, acquisitions, divestitures, alliances, or joint ventures; economic recession, inflation, tariffs or trade disputes, and political instability; claims that we have infringed the intellectual property rights of others; changing laws, government regulations or policies; pressures on price levels; component shortages; delays and disruption in global transportation and supply chains; impairment of goodwill or amortizable intangible assets causing a significant charge to earnings; actions of activist stockholders; and exposure to increased economic and operational uncertainties from operating a global business, as well as other factors described in the “Risk Factors” section of our most recent Annual Report on Form 10-K (filed with the SEC on February 26, 2026). Our filings with the Securities and Exchange Commission and other important information can be found in the Investor Relations section of our website at investors.onespan.com. We do not have any intent, and disclaim any obligation, to update the forward-looking information to reflect events that occur, circumstances that exist or changes in our expectations after the date of this Form 10-Q, except as required by law.

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

We report our financial results under the following two business units, which are our reportable operating segments: Cybersecurity and Digital Agreements.
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
•Digital Agreements. Digital Agreements consists of solutions that enable our clients to secure and automate business processes associated with their digital agreement and customer transaction lifecycles that require consent, non-repudiation and compliance. These solutions, which are cloud-based, include OneSpan Sign e-signature, OneSpan Notary, and Identity Verification.
We seek to drive profitable, efficient growth in both operating segments, with a particular emphasis on subscription revenue growth. Both operating segments were profitable for the three months ended March 31, 2026, and Cybersecurity and Digital Agreements subscription revenue grew 7% and 11%, respectively, as compared to the three months ended March 31, 2025.
Overview of Key Factors Impacting our Results of Operations
As discussed in greater detail below in "Results of Operations", the following factors had a significant impact on our financial results for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Foreign exchange rate impact for the three months ended March 31, 2026. Changes in foreign exchange rates, in particular the weakening of the U.S. Dollar relative to the Euro, favorably impacted both total revenue and Cybersecurity revenue by approximately $2.7 million and $2.5 million, respectively, for the three months ended March 31, 2026 as compared to the equivalent period in 2025. The impact of changes in foreign exchange rates on the Digital Agreements segment for this period was approximately $0.2 million as compared to the equivalent period in 2025.
Recent acquisitions. In June 2025, we acquired Nok Nok Labs, Inc. ("Nok Nok Labs"), a leading provider of passwordless software authentication solutions, and in February 2026, we acquired Build38 GmbH ("Build38"), a leader in next-generation mobile application protection solutions. See Note 6, Business Acquisitions, for additional information about these two transactions (the "Acquisitions").
Components of Operating Results
Revenue
We generate revenue from the sale of our subscriptions, perpetual maintenance and services, and Digipass hardware products. We believe comparison of revenues between periods is heavily influenced by the timing of orders and shipments, reflecting the transactional nature of significant parts of our business.
•Product and license revenue. Product and license revenue includes Digipass hardware products and software licenses, which are provided on a perpetual or term basis subscription model.
•Service and other revenue. Service and other revenue includes solutions that are provided on a cloud-based subscription model, term and perpetual maintenance and support, and services.
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
Historically, operating expenses have been impacted by changes in foreign exchange rates. We estimate the change in currency rates during the three months ended March 31, 2026 compared to the comparable prior year period resulted in an increase in operating expenses of $1.0 million.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Long-term incentive plan compensation expense includes both stock-based incentives and an immaterial amount of cash-based incentives. During the three months ended March 31, 2026 and 2025, operating expenses included $1.9 million and $2.8 million, respectively, of expenses related to stock-based and long-term incentive plans.

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

•Restructuring and related charges. Restructuring and other related charges consists of employee costs incurred in connection with headcount reductions, which include severance, retention pay, and related benefits, real estate rationalization costs, which include lease contract termination costs, asset impairment charges, and lease right-of-use asset and lease liability write-off gains or losses; product and services optimization costs, which include write-offs of capitalized software assets no longer in use; write-offs of acquired technology and capitalized software; and vendor rationalization costs for contractually committed services that we are no longer utilizing. Prior to 2026, these costs were incurred in connection with restructuring plans previously approved by the Company's Board of Directors.
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
Interest (Expense) Income, Net
Interest (expense) income, net, consists of income earned on our cash equivalents, which are invested in short-term instruments at current market rates and expense primarily related to the amortization of debt issuance costs associated with our credit facilities.
Other Expense, Net
Other expense, net, primarily includes exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, subsidies received from foreign governments in support of our research and development in those countries and other miscellaneous non-operational expenses.
Income Taxes
Our effective tax rate reflects our global structure related to the ownership of our intellectual property (“IP”). The IP in our Cybersecurity business is owned by our U.S. and German subsidiaries. The e-signature IP in our Digital Agreements business is owned by a subsidiary in Canada. These subsidiaries have entered into agreements with most of the other OneSpan entities under which those other entities provide services to the IP owners on either a percentage of revenue or on a cost plus basis or both. Under this structure, the earnings of our service provider subsidiaries are relatively constant. These service provider companies tend to be in jurisdictions with higher effective tax rates. Fluctuations in earnings flow to the IP owners.

Changes in the effective rate reflect changes in the geographic mix of earnings and the tax rates in each of the countries in which it is earned. The statutory tax rate for the primary foreign tax jurisdictions ranges from 17% to 30%.
Impact of Currency Fluctuations
During the three months ended March 31, 2026 and 2025, we generated approximately 79% and 84% of our revenues and incurred approximately 57% and 58% of our operating expenses, respectively, outside of the U.S. As a result, changes in currency exchange rates, especially the Euro exchange rate and the Canadian Dollar exchange rate, can have a significant impact on our revenue and operating expenses.

While the majority of our revenue is generated outside of the U.S., a significant amount of our revenue earned during the three months ended March 31, 2026 was denominated in U.S. Dollars. For the three months ended March 31, 2026, approximately 59% of our revenue was denominated in U.S. Dollars, 38% was denominated in Euros and 3% was denominated in other currencies. For the three months ended March 31, 2025, approximately 55% of our revenue was denominated in U.S. Dollars, 43% was denominated in Euros and 2% was denominated in other currencies.

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

Translation adjustments arising from differences in exchange rates generated a comprehensive loss of $1.9 million during the three months ended March 31, 2026. For the three months ended March 31, 2025, translation adjustments arising from differences in exchange rates generated a comprehensive gain of $2.7 million.

Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other expense, net. Foreign exchange transaction losses aggregated $0.5 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.
Results of Operations
The following table sets forth information about the Company's two operating segments, for the periods indicated, and selected segment and condensed consolidated operating results. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment.

	Three Months Ended March 31, 2026
(In thousands, except percentages)	Cybersecurity	Digital Agreements	Corporate and Other	Total
Revenue	$48,546	$17,401	$—	$65,947
Cost of goods sold	12,640	4,793	—	17,433
Gross profit	35,906	12,608	—	48,514

Gross margin	74%	72%	*	74%

Sales and marketing	8,489	3,433	757	12,679
Research and development	5,941	2,820	317	9,078
Other segment items (1)(3)	691	1,073	10,176	11,940
Operating income (loss) (2)(4)	20,785	5,282	(11,250)	14,817

Interest (expense) income, net				(19)
Other income (expense), net				(386)
Income before income taxes				$14,412

	Three Months Ended March 31, 2025
(In thousands, except percentages)	Cybersecurity	Digital Agreements	Corporate and Other	Total
Revenue	$47,713	$15,653	$—	$63,366
Cost of goods sold	11,628	4,647	—	16,275
Gross profit	36,085	11,006	—	47,091

Gross margin	76%	70%	*	74%

Sales and marketing	6,872	3,402	1,183	11,457
Research and development	4,919	3,006	3	7,928
Other segment items (1)(3)	134	1,231	9,159	10,524
Operating income (loss) (2)(4)	24,160	3,367	(10,345)	17,182

Interest (expense) income, net				692
Other income (expense), net				(9)
Income before income taxes				$17,865
*Percentage not meaningful.
(1)     Cybersecurity other segment items includes general and administrative expense, write-off of assets and amortization of intangibles for the three months ended March 31, 2026. Cybersecurity other segment items includes general and administrative expense, restructuring and other related charges for the three months ended March 31, 2025.
(2)     Cybersecurity operating income includes $0.7 million and $0.2 million of total amortization and depreciation expense for three months ended March 31, 2026 and 2025, respectively. Cybersecurity operating income also includes $0.3 million related to write-off of assets for the three months ended March 31, 2026. There were no write-off of assets for the three months ended March 31, 2025.
Cybersecurity operating income includes $0.2 million of restructuring and other related charges for the three months ended March 31, 2025.
(3) Digital Agreements other segment items includes general and administrative expense and amortization of intangibles for the three months ended March 31, 2026. Digital Agreements other segment items includes general and administrative expense, restructuring and other related charges, and amortization of intangibles for the three months ended March 31, 2025.
(4) Digital Agreements operating income includes $2.2 million and $1.7 million of total amortization and depreciation expense for the three months ended March 31, 2026 and 2025, respectively.
Digital Agreements operating income includes $0.2 million of restructuring and other related charges for the three months ended March 31, 2025.

Revenue
Revenue by products and services allocated to the segments for the three months ended March 31, 2026, and 2025 is as follows:

	Three Months Ended March 31,
	2026		2025
(In thousands)	Cybersecurity	Digital Agreements	Cybersecurity	Digital Agreements
Subscription (1)	$35,312	$17,355	$33,123	$15,569
Perpetual maintenance and services	2,647	46	3,527	84
Hardware products	10,587	—	11,063	—
Total Revenue	$48,546	$17,401	$47,713	$15,653
(1) Cybersecurity and Digital Agreements Subscription revenue during the three months ended March 31, 2025 includes $5.1 million and less than $0.1 million, respectively, of term maintenance that has been reclassified from maintenance and services to align with the revised presentation of revenue. See Note 4, Revenue from Contracts with Customers, for additional information.
Total revenue increased by $2.6 million, or 4%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Changes in foreign exchange rates as compared to the same period in 2025 favorably impacted revenue by approximately $2.7 million.
Additional information on our revenue by segment follows.
•Cybersecurity revenue increased $0.8 million, or approximately 2%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in Cybersecurity revenue was primarily attributable to increased subscription revenue from the Acquisitions, existing customer expansions, and higher revenue from past due renewals, partially offset by lower multi-year term license revenue due to timing of customer renewals, and lower hardware revenue due to customer and product mix. Changes in foreign exchange rates for the three months ended March 31, 2026 compared to the same period in 2025 favorably impacted Cybersecurity revenue by $2.5 million.
•Digital Agreements revenue increased $1.7 million, or 11%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in Digital Agreements revenue was primarily attributable to higher subscription revenue from existing customer expansions and overages. Changes in foreign exchange rates compared to the same period in 2025 favorably impacted Digital Agreements revenue by less than $0.2 million for the three months ended March 31, 2026.
Our revenue is heavily influenced by the timing of orders and shipments, as well as the timing of customer annual and multi-year renewals in any given period. As a result, we believe that the overall strength of our business is best evaluated over a longer term where the impact of transactions in any given period is not as significant as in a quarter-over-quarter comparison.
Revenue by Geographic Regions: We classify our sales by customer location in three geographic regions: 1) EMEA, which includes Europe, Middle East and Africa; 2) the Americas, which includes sales in North, Central, and South America; and 3) Asia Pacific (APAC), which includes Australia and New Zealand. The breakdown of revenue in each of our major geographic areas was as follows:

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025
Revenue
EMEA	$28,521	$31,006
Americas	25,149	21,095
APAC	12,277	11,265
Total revenue	$65,947	$63,366

% of Total Revenue
EMEA	43%	49%
Americas	38%	33%
APAC	19%	18%
For the three months ended March 31, 2026, revenue generated in EMEA was $2.5 million, or 8%, lower than the same period in 2025. The decrease in revenue stems largely from lower hardware revenue due to customer and product mix, and lower multi-year renewal term revenue for our authentication products.
For the three months ended March 31, 2026, revenue generated in the Americas was $4.1 million, or 19%, higher than the three months ended March 31, 2025, primarily due to increased subscription revenue from customer expansion in both business segments and revenue contribution from the Acquisitions.
For the three months ended March 31, 2026, revenue generated in APAC was $1.0 million, or 9%, higher than the three months ended March 31, 2025. The increase was primarily attributable to higher hardware revenue.
Cost of Goods Sold and Gross Margin
The following table presents cost of goods sold for our products and services for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025
Cost of goods sold
Product and license	$8,760	$8,718
Services and other	8,673	7,557
Total cost of goods sold	$17,433	$16,275

Gross profit	$48,514	$47,091

Gross margin
Product and license	75%	77%
Services and other	72%	71%
Total gross margin	74%	74%
The cost of product and license revenue increased by less than $0.1 million, or 0.5%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
The cost of services and other revenue increased by $1.1 million, or 15%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was attributable to additional cloud subscription revenue from existing customer expansions and, to a lesser extent, new customers, as well as higher third-party license costs.

Gross profit increased by $1.4 million, or 3%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Gross margin was 74% for the three months ended March 31, 2026, flat as compared to 74% for the three months ended March 31, 2025.
The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies, including the Euro. The impact of changes in currency rates are estimated to have had an unfavorable impact on overall cost of goods sold of $0.7 million for three months ended March 31, 2026. Had currency rates during the three months ended March 31, 2026 been equal to rates in the comparable period of 2025, the gross margin would have been less than 1 percentage point lower, driven by the favorable currency rate impact to revenue.
Additional information on our gross profit by segment follows.
•Cybersecurity gross profit decreased by $0.2 million, or 0.5%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to higher third-party license costs and cloud vendor costs. Cybersecurity gross margin was 74% during the three months ended March 31, 2026, compared to 76% for the three months ended March 31, 2025.
•Digital Agreements gross profit increased $1.6 million, or 15%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Digital Agreements gross margin for the three months ended March 31, 2026 was 72%, compared to 70% for the three months ended March 31, 2025. The increase in gross profit and gross margin was driven by higher cloud subscription revenue.
Operating Expenses
Operating expenses increased by $3.8 million, or 13%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. For the three months ended March 31, 2026, changes in foreign exchange rates increased operating expenses by approximately $1.0 million as compared to the same period in 2025.
The following table presents the breakout of operating expenses by category for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands)	2026	2025
Operating costs
Sales and marketing	$12,679	$11,457
Research and development	9,078	7,928
General and administrative	10,958	9,547
Amortization of intangible assets	698	556
Write-off of assets	284	—
Restructuring and other related charges	—	421
Total operating costs	$33,697	$29,909
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended March 31, 2026 increased by $1.2 million, or 11%, compared to the three months ended March 31, 2025. The increase in expense was driven primarily by higher employee compensation costs, which included higher headcount from organic hires and from the two recent Acquisitions, increases in salaries, benefits, bonus, and commissions, as well as higher lead generation costs.
Average full-time sales, marketing, support, and operating employee headcount for the three months ended March 31, 2026 was 169 compared to 158 for the three months ended March 31, 2025. Average headcount was 7% higher for the three months ended March 31, 2026 compared to the same period in 2025.

Research and Development Expenses
Research and development expenses for the three months ended March 31, 2026 increased by $1.2 million, or 15%, compared to the three months ended March 31, 2025. The increase in expense for the period was primarily driven by higher employee compensation costs, largely due to higher headcount from the two recent Acquisitions, and higher contractor costs, partially offset by higher internal software capitalization costs.
Average full-time research and development employee headcount for the three months ended March 31, 2026 was 245 compared to 222 for the three months ended March 31, 2025. Average headcount was 10% higher for the three months ended March 31, 2026 compared to the same period in 2025.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2026 increased by $1.4 million, or 15%, compared to the three months ended March 31, 2025. The increase in expense for the period was largely driven by higher employee compensation costs, and higher non-recurring acquisition-related advisor costs compared to the prior year period.
Average full-time general and administrative employee headcount for the three months ended March 31, 2026 was 91 compared to 85 for the three months ended March 31, 2025. Average headcount was 7% higher for the three months ended March 31, 2026 compared to the same period in 2025.
Amortization of Intangible Assets
Amortization of intangible assets expense for the three months ended March 31, 2026 increased by $0.1 million, or 26%, compared to the three months ended March 31, 2025. The increase in amortization expense was driven by an increase in acquired intangible assets due to the two recent Acquisitions.
Segment Operating Income (Loss)
Information on our operating income (loss) by segment follows.
•Cybersecurity operating income for the three months ended March 31, 2026 was $20.8 million, which was a year-over-year decrease of $3.4 million, or 14%, from the three months ended March 31, 2025. The decrease was largely due to higher sales and marketing expenses and research and development expenses, as a result of organic investments and the incremental headcount from the recent Acquisitions.
•Digital Agreements operating income for the three months ended March 31, 2026 was $5.3 million compared to an operating income of $3.4 million for the three months ended March 31, 2025. The improvement in operating income was driven by higher gross profit and lower operating expenses, including lower research and development expenses and restructuring expenses.
Interest (expense) income, net

	Three Months Ended March 31,
(In thousands)	2026	2025
Interest (expense) income, net	$(19)	$692
Interest (expense) income, net, was less than $(0.1) million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively. The decrease was due to higher average excess cash invested in the prior year period compared to the current year period, as well as interest expense incurred in the current year related to the Credit Agreement. The decrease in invested cash is largely the result of the Company using cash to fund the Acquisitions.
Other expense, net

	Three Months Ended March 31,
(In thousands)	2026	2025
Other expense, net	$(386)	$(9)
Other expense, net, primarily includes subsidies received from foreign governments in support of our research and development in those countries, exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, and other miscellaneous non-operational, non-recurring expenses.
Other expense, net, for the three months ended March 31, 2026 and 2025 was $0.4 million and less than $0.1 million, respectively. The change was largely driven by increased foreign exchange transaction losses in 2026 compared to foreign exchange transaction losses in 2025 primarily due to the U.S. Dollar weakening against the Euro.
Provision for Income Taxes

	Three Months Ended March 31,
(In thousands)	2026	2025
Provision for income taxes	$2,847	$3,360
We recorded income tax expense of $2.8 million and $3.4 million for the three months ended March 31, 2026 and 2025, respectively. Lower income tax expense for the three months ended March 31, 2026 was primarily attributable to lower pre-tax income.
Liquidity and Capital Resources
At March 31, 2026, we had cash and cash equivalent balances of $49.8 million. Our cash and cash equivalents balance includes money market funds.
At December 31, 2025, we had cash and cash equivalent balances of $70.5 million.
We are party to lease agreements that require letters of credit to secure the obligations, which totaled $0.2 million as of December 31, 2025.
As of March 31, 2026, we held $43.0 million of cash and cash equivalents in subsidiaries outside of the United States. Of that amount, $41.6 million is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.
We believe that our financial resources are adequate to meet our operating needs over the next twelve months.
Our cash flows are as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Cash provided by (used in):
Operating activities	$28,172	$29,366
Investing activities	(37,754)	(1,645)
Financing activities	(11,373)	(5,914)
Effect of foreign exchange rate changes on cash and cash equivalents	210	244

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
For the three months ended March 31, 2026, $28.2 million of cash was provided by operating activities. This was driven by a lower net income for the period, larger accruals of accounts payable, a larger accounts receivable balance, and a larger income tax payable accrual. This was partially offset by lower stock-based compensation, higher depreciation and amortization, and contract assets being utilized. For the three months ended March 31, 2025, $29.4 million of cash was provided by operating activities.
Our working capital at March 31, 2026 was $24.9 million compared to $57.6 million at December 31, 2025. The decrease was driven primarily by decreases in cash and cash equivalents, accounts receivables and contract assets, partially offset by decreases in accounts payable, deferred revenue, and short-term income taxes payable.
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
For the three months ended March 31, 2026, net cash used in investing activities was $37.8 million, compared to net cash used in investing activities of $1.6 million for the three months ended March 31, 2025. Cash used in investing activities primarily consisted of cash paid for the acquisition of Build38 and, to a lesser extent, additions to property and equipment.
Financing Activities
Changes in cash flows from financing activities primarily relate to dividends paid, payment of debt issuance costs, purchases of common stock under our share repurchase program (when applicable) and tax payments for restricted stock issuances.
Cash of $11.4 million used in financing activities during the three months ended March 31, 2026 was attributable to dividends paid, cash paid for share repurchases, and tax payments for stock issuances. Cash of $5.9 million used in financing activities during the three months ended March 31, 2025 was attributable to tax payments for stock issuances and cash paid for the holdback component of a prior year acquisition.
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

At March 31, 2026, we reported ARR of $192.1 million, which was 14% higher than ARR of $168.4 million at March 31, 2025. ARR primarily consists of the annualized value of the active portions of term-based license and SaaS contracts, and to a lesser extent, maintenance contracts. Changes in foreign exchange rates as compared to the prior year positively impacted ARR by approximately $1.3 million.
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
We reported NRR of 105% at March 31, 2026 as compared to 107% at March 31, 2025. The year-over-year change in NRR was primarily due to a decrease in expansion contracts and to a lesser extent, an increase in contracts that reduced in value, or contracted, partially offset by a reduction in churned contracts.

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

The following table reconciles net income as reported on our condensed consolidated statements of operations to Adjusted EBITDA:

	Three Months Ended March 31,
(In thousands)	2026	2025
Net income	$11,565	$14,505
Interest expense (income), net	19	(692)
Provision for income taxes	2,847	3,360
Depreciation and amortization of intangible assets (1)	3,132	2,129
Long-term incentive compensation and related payroll tax expense (2)	2,077	3,248
Restructuring and other related charges (3)	—	446
Other non-recurring items (4)	1,369	39
Adjusted EBITDA	$21,009	$23,035
(1) Includes cost of sales depreciation and amortization expense directly related to delivering cloud subscription revenue of $1.9 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively. Costs are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
(2) Long-term incentive compensation and related payroll tax expense includes stock-based compensation and related payroll tax expense, and cash incentive grants awarded to employees located in jurisdictions where we do not issue stock-based compensation due to tax, regulatory or similar reasons. The immaterial expense associated with these cash incentive grants was less than $0.1 million for the three months ended March 31, 2026 and 2025.
(3) Includes restructuring and other related charges of less than $0.1 million for the three months ended March 31, 2025. These charges are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
(4) For the three months ended March 31, 2026 and 2025, other non-recurring items consist of $1.4 million and less than $0.1 million, respectively, of fees related to non-recurring acquisition projects.

Adjusted EBITDA for the three months ended March 31, 2026 was $21.0 million compared to $23.0 million for the three months ended March 31, 2025. The decrease was largely driven by higher costs of golds sold, sales and marketing costs, and research and development costs and by lower product and license revenue, partially offset by increased service and other revenue. Year-over-year changes in foreign exchange rates favorably impacted Adjusted EBITDA by approximately $1.5 million for the three months ended March 31, 2026.

Critical Accounting Policies
Our accounting policies are fully described in Note 1, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2025 and Note 2, Summary of Significant Accounting Policies, of our interim Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2026.
Item 3 - Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the three months ended March 31, 2026. For additional information, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our Form 10-K.
Item 4 - Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2026.
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
Item 1A – Risk Factors
There have been no material changes in or additions to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.

Item 2 – Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company of its shares of common stock during the first quarter of 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2026 through January 31, 2026	—	$—	—	$36,936,614
February 1, 2026 through February 28, 2026	—	$—	—	$36,936,614
March 1, 2026 through March 31, 2026	507,777	$10.61	507,777	$31,535,872
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
Item 6 - Exhibits

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2026

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2026

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2026

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2026

Exhibit 101.INS – Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit 101.SCH – Inline XBRL Taxonomy Extension Schema Document

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
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2026.

OneSpan Inc.

/s/ Victor Limongelli
Victor Limongelli
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jorge Martell
Jorge Martell
Chief Financial Officer
(Principal Financial and Accounting Officer)