Form 10-Q
period 2026-06-30
OneSpan Inc.
filed 2026-08-04
CIK 1044777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 36,852,173 shares of Common Stock, $0.001 par value per share, outstanding at July 30, 2026.

OneSpan Inc.
Form 10-Q
For the Quarter Ended June 30, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
OneSpan Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$43,337	$70,499
Accounts receivable, net of allowances of $861 at June 30, 2026 and $1,227 at December 31, 2025	40,444	55,999
Inventories, net	9,512	10,466
Prepaid expenses	7,979	7,044
Contract assets	15,705	18,269
Other current assets	10,613	9,936
Total current assets	127,590	172,213
Property and equipment, net	23,896	22,234
Operating lease right-of-use assets	6,639	7,356
Goodwill	127,828	103,840
Intangible assets, net of accumulated amortization	15,288	9,741
Deferred income taxes	59,195	54,733
Equity investment	11,834	11,834
Other assets	14,752	15,751
Total assets	$387,022	$397,702
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,030	$13,726
Deferred revenue	61,272	71,641
Accrued wages and payroll taxes	11,631	13,553
Short-term income taxes payable	887	3,079
Dividend payable	930	671
Other accrued expenses	10,452	11,859
Deferred compensation	15	42
Total current liabilities	96,217	114,571
Long-term deferred revenue	2,018	2,539
Long-term lease liabilities	5,391	6,139
Deferred income taxes	979	988
Revolving credit facility	5,000	—
Other long-term liabilities	3,937	1,622
Total liabilities	113,542	125,859
Commitments and contingencies
Stockholders' equity
Preferred stock: 500 shares authorized, 0 issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock: $0.001 par value per share, 75,000 shares authorized; 42,252 and 42,091 shares issued; 36,783 and 37,361 shares outstanding at June 30, 2026 and December 31, 2025, respectively	37	37
Additional paid-in capital	132,725	128,651
Treasury stock, at cost: 5,469 and 4,730 shares outstanding at June 30, 2026 and December 31, 2025, respectively	(68,884)	(60,521)
Retained earnings	218,060	209,821
Accumulated other comprehensive loss	(8,458)	(6,145)
Total stockholders' equity	273,480	271,843
Total liabilities and stockholders' equity	$387,022	$397,702
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Product and license	$28,175	$32,237	$63,682	$69,477
Services and other	32,291	27,606	62,731	53,732
Total revenue	60,466	59,843	126,413	123,209

Cost of goods sold
Product and license	6,631	8,296	15,391	17,014
Services and other	9,352	7,580	18,025	15,137
Total cost of goods sold	15,983	15,876	33,416	32,151

Gross profit	44,483	43,967	92,997	91,058

Operating costs
Sales and marketing	13,073	11,505	25,753	22,962
Research and development	9,908	9,444	18,985	17,372
General and administrative	11,954	11,779	22,913	21,326
Amortization of intangible assets	776	685	1,473	1,241
Write-off of assets	31	—	315	—
Restructuring and other related charges	—	48	—	469
Total operating costs	35,742	33,461	69,439	63,370

Operating income	8,741	10,506	23,558	27,688

Interest (expense) income, net	(154)	732	(173)	1,424
Other income (expense), net	47	(669)	(339)	(678)

Income before income taxes	8,634	10,569	23,046	28,434
Provision for income taxes	1,853	2,227	4,700	5,587

Net income	$6,781	$8,342	$18,346	$22,847

Net income per share
Basic	$0.18	$0.22	$0.49	$0.60
Diluted	$0.18	$0.21	$0.48	$0.59

Weighted average common shares outstanding
Basic	37,213	38,205	37,411	38,156
Diluted	38,142	39,012	38,098	39,026
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$6,781	$8,342	$18,346	$22,847
Other comprehensive income (loss)
Cumulative translation adjustment, net of tax	(366)	5,547	(2,253)	8,221
Pension adjustment, net of tax	(29)	(24)	(60)	(48)
Comprehensive income (loss)	$6,386	$13,865	$16,033	$31,020
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)
For the Three and Six Months Ended June 30, 2026:

Description	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	37,361	$37	4,730	$(60,521)	$128,651	$209,821	$(6,145)	$271,843
Net income	—	—	—	—	—	11,565	—	11,565
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,887)	(1,887)
Stock-based compensation	—	—	—	—	1,876	—	—	1,876
Vesting of restricted stock awards	220	—	—	—	—	—	—	—
Tax payments for stock issuances	(91)	—	—	—	(986)	—	—	(986)
Share repurchases, inclusive of excise tax	(508)	—	508	(5,401)	—	—	—	(5,401)
Dividends declared ($0.13 per share)	—	—	—	—	—	(4,963)	—	(4,963)
Pension adjustment, net of tax	—	—	—	—	—	—	(31)	(31)
Balance at March 31, 2026	36,982	$37	5,238	$(65,922)	$129,541	$216,423	$(8,063)	$272,016
Net income	—	—	—	—	—	6,781	—	6,781
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(366)	(366)
Stock-based compensation	—	—	—	—	3,442	—	—	3,442
Vesting of restricted stock awards	53	—	—	—	—	—	—	—
Tax payments for stock issuances	(21)	—	—	—	(258)	—	—	(258)
Share repurchases, inclusive of excise tax	(231)	—	231	(2,962)	—	—	—	(2,962)
Dividends declared ($0.13 per share)	—	—	—	—	—	(5,144)	—	(5,144)
Pension adjustment, net of tax	—	—	—	—	—	—	(29)	(29)
Balance at June 30, 2026	36,783	$37	5,469	$(68,884)	$132,725	$218,060	$(8,458)	$273,480

For the Three and Six Months Ended June 30, 2025:

Description	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	38,058	$38	3,724	$(47,380)	$122,534	$151,256	$(13,918)	$212,530
Net income	—	—	—	—	—	14,505	—	14,505
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	2,674	2,674
Stock-based compensation	—	—	—	—	2,776	—	—	2,776
Vesting of restricted stock awards	179	—	—	—	—	—	—	—
Tax payments for stock issuances	(80)	—	—	—	(1,327)	—	—	(1,327)
Dividends declared ($0.12 per share)	—	—	—	—	—	(15)	—	(15)
Pension adjustment, net of tax	—	—	—	—	—	—	(24)	(24)
Balance at March 31, 2025	38,157	$38	3,724	$(47,380)	$123,983	$165,746	$(11,268)	$231,119
Net income	—	—	—	—	—	8,342	—	8,342
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	5,547	5,547
Stock-based compensation	—	—	—	—	3,451	—	—	3,451
Vesting of restricted stock awards	157	—	—	—	—	—	—	—
Tax payments for stock issuances	(63)	—	—	—	(1,078)	—	—	(1,078)
Dividends declared ($0.12 per share)	—	—	—	—	—	(4,850)	—	(4,850)
Pension adjustment, net of tax	—	—	—	—	—	—	(24)	(24)
Balance at June 30, 2025	38,251	$38	3,724	$(47,380)	$126,356	$169,238	$(5,745)	$242,507
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$18,346	$22,847
Adjustments to reconcile net income from operations to net cash provided by operations:
Depreciation and amortization of intangible assets	6,566	4,585
Write-off of assets	315	—
Loss on disposal of asset	—	26
Deferred tax (benefit) expense	(214)	439
Stock-based compensation	5,318	6,227
Recovery of credit losses	(282)	(66)
Changes in operating assets and liabilities, net of the effects from acquisition:
Accounts receivable, net	16,938	24,875
Inventories, net	715	700
Contract assets	3,109	(4,925)
Accounts payable	2,098	1,296
Income taxes payable	(2,237)	1,109
Accrued expenses	(10,156)	(4,983)
Deferred compensation	(27)	(182)
Deferred revenue	(12,164)	(17,994)
Other assets and liabilities	(256)	1,629
Net cash provided by operating activities	28,069	35,583

Cash flows from investing activities:
Additions to property and equipment	(6,297)	(3,483)
Additions to intangible assets	(123)	(5)
Cash paid for acquisition of business, net of cash acquired	(34,554)	(12,052)
Net cash used in investing activities	(40,974)	(15,540)

Cash flows from financing activities:
Dividends paid	(9,834)	(9,196)
Payment of debt issuance costs	—	(566)
Borrowings from credit facility	5,000	—
Tax payments for restricted stock issuances	(1,244)	(2,405)
Repurchase of common stock	(8,297)	—
Net cash used in financing activities	(14,375)	(12,167)

Effect of exchange rate changes on cash	118	1,679

Net (decrease) increase in cash	(27,162)	9,555
Cash, cash equivalents, and restricted cash, beginning of period	70,499	83,331
Cash, cash equivalents, and restricted cash, end of period	$43,337	$92,886
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
Dividends
During the three months ended June 30, 2026, the Company paid its quarterly cash dividend declared on April 30, 2026 as part of a recurring quarterly dividend program. The quarterly cash dividend of $0.13 per share was paid to shareholders of record as of the close of business on May 14, 2026. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors.
Share Repurchase Program
During the six months ended June 30, 2026, the Company repurchased 0.2 million shares of its common stock for $2.9 million under its new share repurchase program adopted in May 2026. As of June 30, 2026, approximately $47.1 million remained available for potential future repurchases under the repurchase program.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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
Foreign Currency Translation and Transactions
The financial position and results of operations of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other income (expense), net. Foreign exchange transaction losses aggregated to $0.2 million and $0.7 million for the three and six months ended June 30, 2026, respectively. Foreign exchange transaction losses aggregated to $1.0 million and $1.1 million for the three and six months ended June 30, 2025, respectively.
Note 2 – Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 26, 2026 that impact the Company’s condensed consolidated financial statements and related notes.
Other Accrued Expenses
Other accrued expenses consist of the following:

(In thousands)	June 30, 2026	December 31, 2025
Current operating lease liabilities	$2,027	$2,262
Accrued sales tax and VAT	812	2,213
Acquisition hold back	2,700	2,700
Other accrued expenses	4,407	3,602
Accrued professional fees	506	1,082
Total	$10,452	$11,859
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

In September 2025, the FASB issued ASU 2025-06, Intangible – Goodwill and Other – Internal–Use Software (Subtopic 350-40) – Targeted Improvements to the Accounting for Internal Use Software, to improve the guidance for the costs to develop software for internal use. Within the updated guidance, the FASB removed reference to prescriptive sequential software development stages. Instead, management will begin capitalizing eligible costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. This update is effective for annual reporting periods beginning after December 15, 2027. This update can be applied on a prospective basis, on a modified basis for in-process projects, or on a retrospective basis. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.
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
The tables below set forth information about the Company’s operating segments for the three and six months ended June 30, 2026 and 2025, along with the items necessary to reconcile the segment information to the totals reported in the accompanying condensed consolidated financial statements.

	Three Months Ended June 30, 2026
(In thousands, except percentages)	Cybersecurity	Digital Agreements	Corporate and Other	Total
Revenue	$40,928	$19,538	$—	$60,466
Cost of goods sold	11,037	4,946	—	15,983
Gross profit	29,891	14,592	—	44,483

Gross margin	73%	75%	*	74%

Sales and marketing	8,896	3,318	859	13,073
Research and development	6,315	3,064	529	9,908
Other segment items (1)(3)	861	1,238	10,662	12,761
Operating income (loss) (2)(4)	13,819	6,972	(12,050)	8,741

Interest (expense) income, net				(154)
Other income (expense), net				47
Income before income taxes				$8,634

	Three Months Ended June 30, 2025
(In thousands, except percentages)	Cybersecurity	Digital Agreements	Corporate and Other	Total
Revenue	$44,235	$15,608	$—	$59,843
Cost of goods sold	11,413	4,463	—	15,876
Gross profit	32,822	11,145	—	43,967

Gross margin	74%	71%	*	73%

Sales and marketing	7,329	3,467	709	11,505
Research and development	5,358	3,587	499	9,444
Other segment items (1)(3)	336	1,212	10,964	12,512
Operating income (loss) (2)(4)	19,799	2,879	(12,172)	10,506

Interest (expense) income, net				732
Other income (expense), net				(669)
Income before income taxes				$10,569

	Six Months Ended June 30, 2026
(In thousands, except percentages)	Cybersecurity	Digital Agreements	Corporate and Other	Total
Revenue	$89,475	$36,938	$—	$126,413
Cost of goods sold	23,677	9,739	—	33,416
Gross profit	65,798	27,199	—	92,997

Gross margin	74%	74%	*	74%

Sales and marketing	17,385	6,750	1,618	25,753
Research and development	12,255	5,884	846	18,985
Other segment items (1)(3)	1,552	2,311	20,838	24,701
Operating income (loss) (2)(4)	34,606	12,254	(23,302)	23,558

Interest (expense) income, net				(173)
Other income (expense), net				(339)
Income before income taxes				$23,046

	Six Months Ended June 30, 2025
(In thousands, except percentages)	Cybersecurity	Digital Agreements	Corporate and Other	Total
Revenue	$91,948	$31,261	$—	$123,209
Cost of goods sold	23,041	9,110	—	32,151
Gross profit	68,907	22,151	—	91,058

Gross margin	75%	71%	*	74%

Sales and marketing	14,201	6,870	1,891	22,962
Research and development	10,277	6,593	502	17,372
Other segment items (1)(3)	471	2,443	20,122	23,036
Operating income (loss) (2)(4)	43,958	6,245	(22,515)	27,688

Interest (expense) income, net				1,424
Other income (expense), net				(678)
Income before income taxes				$28,434
*Percentage not meaningful.
(1) Cybersecurity other segment items includes general and administrative expense and amortization of intangibles for the three months ended June 30, 2026, and general and administrative expense, write-off of assets, and amortization of intangibles for the six months ended June 30, 2026. Cybersecurity other segment items includes general and administrative expense and restructuring and other related charges for the three and six months ended June 30, 2025.
(2) Cybersecurity operating income includes $1.0 million and $1.7 million of total amortization and depreciation expense for the three and six months ended June 30, 2026, respectively. Cybersecurity operating income includes $0.2 million and $0.4 million of total amortization and depreciation expense for the three and six months ended June 30, 2025, respectively.

Cybersecurity operating income does not include any restructuring and other related charges for the three and six months ended June 30, 2026. Cybersecurity operating income includes $0.1 million and $0.2 million of restructuring and other related charges for the three and six months ended June 30, 2025, respectively.
(3) Digital Agreements other segment items includes general and administrative expense and amortization of intangibles for the three and six months ended June 30, 2026. Digital Agreements other segment items includes general and administrative expense and restructuring and other related charges for the three and six months ended June 30, 2025.
(4) Digital Agreements operating income includes $2.2 million and $4.3 million of total amortization and depreciation expense for the three and six months ended June 30, 2026, respectively. Digital Agreements operating income includes $1.8 million and $3.5 million of total amortization and depreciation expense for the three and six months ended June 30, 2025, respectively.
Digital Agreements operating income does not include any restructuring and other related charges for the three and six months ended June 30, 2026.
Digital Agreements operating income includes $0.1 million and $0.2 million of restructuring and other related charges for the three and six months ended June 30, 2025, respectively.
The following tables illustrate the disaggregation of revenues by category and services, including a reconciliation of the disaggregated revenues to revenues from the Company’s two reportable operating segments for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026		2025
(In thousands)	Cybersecurity	Digital Agreements	Cybersecurity	Digital Agreements
Subscription (1)	$27,186	$19,523	$26,532	$15,599
Perpetual maintenance and services	2,303	15	3,688	9
Hardware products	11,439	—	14,015	—
Total Revenue	$40,928	$19,538	$44,235	$15,608

	Six Months Ended June 30,
	2026		2025
(In thousands)	Cybersecurity	Digital Agreements	Cybersecurity	Digital Agreements
Subscription (1)	$62,499	$36,877	$59,655	$31,168
Perpetual maintenance and services	4,950	61	7,215	93
Hardware products	22,026	—	25,078	—
Total Revenue	$89,475	$36,938	$91,948	$31,261
(1) Cybersecurity Subscription revenue during the three and six months ended June 30, 2025 includes $5.9 million and $11.0 million, respectively, of term maintenance that has been reclassified from maintenance and services to align with the revised presentation of revenue described in Note 4 below. Digital Agreements Subscription revenue during the three and six months ended June 30, 2025 includes less than $0.1 million for all periods related to the reclassification from maintenance and services to align with the revised presentation of revenue.
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
Revenue by major products and services

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Subscription (1)	$46,709	$42,131	$99,376	$90,823
Perpetual maintenance and services	2,318	3,697	5,011	7,308
Hardware products	11,439	14,015	22,026	25,078
Total Revenue	$60,466	$59,843	$126,413	$123,209
(1) Subscription revenue during the three and six months ended June 30, 2025 includes $5.9 million and $11.0 million, respectively, of term maintenance revenue that has been reclassified from maintenance and services to align with the revised presentation of revenue described above.
Revenue by location of customer
We classify our sales by customer location in three geographic regions: 1) the Americas, which includes North, Central, and South America; 2) EMEA, which includes Europe, Middle East and Africa; and 3) Asia Pacific (APAC), which includes Australia and New Zealand. The breakdown of revenue in each of our major geographic areas was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	2026	2025
Revenue
Americas	$27,729	$23,879	$52,878	$44,974
EMEA	20,943	23,398	49,464	54,404
APAC	11,794	12,566	24,071	23,831
Total revenue	$60,466	$59,843	$126,413	$123,209

% of Total Revenue
Americas	46%	40%	42%	37%
EMEA	35%	39%	39%	44%
APAC	19%	21%	19%	19%

Timing of revenue recognition

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Products and licenses transferred at a point in time	$28,175	$32,237	$63,682	$69,477
Services transferred over time	32,291	27,606	62,731	53,732
Total Revenue	$60,466	$59,843	$126,413	$123,209
Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(In thousands)	2026	2025
Receivables, inclusive of trade and unbilled	$40,444	$55,999
Contract Assets (current and non-current)	$16,870	$20,136
Contract Liabilities (Deferred Revenue current and non-current)	$63,290	$74,180
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
Revenue recognized during the six months ended June 30, 2026 included $52.3 million that was included on the December 31, 2025 consolidated balance sheet in contract liabilities. Deferred revenue decreased in the same period due to timing of annual renewals.
Transaction price allocated to the remaining performance obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of the period. The following table includes expected revenue to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2026:

(In thousands)	2026	2027	2028	Beyond 2028	Total
Future revenue related to current unsatisfied performance obligations	$35,889	$40,864	$19,788	$3,502	$100,043
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
The following tables provide information related to the capitalized costs and amortization recognized in the current and prior period within "Other current assets" and "Other assets" on the condensed consolidated balance sheets:

(In thousands)	June 30, 2026	December 31, 2025
Capitalized costs to obtain contracts, current	$5,364	$5,223
Capitalized costs to obtain contracts, non-current	$11,632	$12,558

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Amortization of capitalized costs to obtain contracts	$1,379	$1,193	$2,712	$2,360
Note 5 – Inventories, net
Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method.
Inventories, net consist of the following:

(In thousands)	June 30, 2026	December 31, 2025
Component parts	$3,615	$4,092
Finished goods	5,897	6,374
Total	$9,512	$10,466
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

Pursuant to the terms of the B38 Merger Agreement, the total provisional purchase consideration for the acquisition was $37.9 million, consisting of $34.6 million in cash consideration paid, $0.9 million in cash acquired, and $2.4 million in deferred consideration. Of the deferred amount, $1.9 million (the "Holdback Amount") has been held back as security for certain potential liabilities of Build38. Any unused portion of the Holdback Amount will be released to Build38 security holders 18 months after the closing date. The remaining deferred amount of $0.5 million has been held back as a buffer for adjustments to the purchase consideration based upon the closing date financial statements, which are expected to be finalized by the third quarter of 2026. The Company incurred transaction related expenses of $2.1 million in connection with the acquisition of Build38, of which $1.6 million was expensed on the consolidated statement of operations for the year ended December 31, 2025 while the remaining $0.5 million was expensed during the six months ended June 30, 2026.
Build38 is allocated entirely to the Company's Cybersecurity reportable operating segment. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed:

(In thousands)
Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$936
Accounts receivable, net	1,575
Prepaid expenses	852
Property and equipment, net	75
Other assets	51
Operating lease right-of-use assets	276
Developed technology	7,327
Customer relationships	473
Goodwill	25,962
Deferred tax asset, net of valuation allowance	7,035
Accounts payable	(271)
Other accrued expenses	(1,843)
Short-term lease liabilities	(304)
Deferred revenue	(1,699)
Deferred tax liability	(2,571)
Total net assets acquired	$37,874

Total consideration	$37,874
Hold back	(1,911)
Deferred consideration	(473)
Cash acquired	(936)
Cash paid for acquisition of business, net of cash acquired	$34,554
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
Note 7 – Goodwill
The following table presents the changes in goodwill during the six months ended June 30, 2026:

(In thousands)	Cybersecurity	Digital Agreements	Total
Net balance at December 31, 2025	$82,240	$21,600	$103,840
Acquisition during the period (1)	25,962	—	25,962
Foreign currency exchange rate effect	(1,544)	(430)	(1,974)
Net balance at June 30, 2026	$106,658	$21,170	$127,828
(1)    Represents goodwill recorded in conjunction with the acquisition of Build38 GmbH for the six months ended June 30, 2026. See Note 6 – Business Acquisitions, for additional information.
No impairment of goodwill was recorded during the six months ended June 30, 2026 and 2025.
Note 8 – Intangible Assets, net
Intangible assets, net as of June 30, 2026 and December 31, 2025 consist of the following:

		As of June 30, 2026		As of December 31, 2025
(In thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	6 to 7	$28,493	$(18,889)	$21,397	$(18,237)
Customer relationships	1 to 12	29,760	(25,093)	29,317	(23,679)
Patents, trademarks, and other	10 to 20	5,196	(4,179)	5,080	(4,137)
Total		$63,449	$(48,161)	$55,794	$(46,053)
Amortization expense was $1.2 million and $2.1 million for the three and six months ended June 30, 2026, respectively, compared to $0.7 million and $1.2 million for the three and six months ended June 30, 2025, respectively. Amortization expense includes cost of sales amortization expense directly related to delivering cloud subscription revenue of $0.4 million and $0.6 million for the three and six months ended June 30, 2026, respectively. There was no cost of sales amortization expense for the three and six months ended June 30, 2025. Costs are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.

Certain intangible assets are denominated in functional currencies besides the U.S. Dollar and are subject to currency fluctuations.
There was no impairment of intangible assets recorded during the six months ended June 30, 2026 and 2025.
Note 9 – Property and Equipment, net
The following table presents the major classes of property and equipment, net, as of June 30, 2026 and December 31, 2025:

(In thousands)	June 30, 2026	December 31, 2025
Office equipment and software	$9,679	$9,768
Leasehold improvements	7,986	8,000
Furniture and fixtures	3,844	3,861
Capitalized software	32,672	26,575
Total	54,181	48,204
Accumulated depreciation	(30,285)	(25,970)
Property and equipment, net	$23,896	$22,234
Depreciation expense was $2.3 million and $4.5 million for the three and six months ended June 30, 2026, respectively, compared to $1.8 million and $3.3 million for the three and six months ended June 30, 2025, respectively. Depreciation expense includes cost of sales depreciation expense directly related to delivering cloud subscription revenue of $1.8 million and $3.5 million for the three and six months ended June 30, 2026, respectively, and $1.3 million and $2.3 million for the three and six months ended June 30, 2025, respectively, and are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
The Company wrote-off internal capitalized software of $0.3 million during the six months ended June 30, 2026 related to an in process software project similar to the mobile application protection solution acquired in the Build38 acquisition. As a result, the Company determined this software project to have no future benefit.
Note 10 – Fair Value Measurements
The fair values of cash equivalents, accounts receivables, and accounts payable approximate their carrying amounts due to their short duration. The fair value of the Company's variable rate revolving credit facility approximates its carrying value and is based on Level 2 inputs as it is estimated using observable markets inputs such as current interest rates and credit spreads for similar instruments. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing base upon its own market assumptions.
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
•Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following tables summarize the Company’s financial assets by level in the fair value hierarchy. as of June 30, 2026 and December 31, 2025:

	Fair Value Measurement at Reporting Date Using
(In thousands)	June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Term Deposit	$2,284	$2,284	$—	$—
Money Market Funds	$12,983	$12,983	$—	$—

	Fair Value Measurement at Reporting Date Using
(In thousands)	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$31,391	$31,391	$—	$—
The Company did not have any financial liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.
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
The changes in the allowance for credit losses during the six months ended June 30, 2026 were as follows:

(In thousands)
Balance at December 31, 2025	$1,227
Recovery of credit loss	(282)
Write-offs	(84)
Balance at June 30, 2026	$861

Note 12 – Debt

On June 23, 2025, the Company entered into a $100.0 million credit agreement (the “Credit Agreement") with MUFG Bank, Ltd ("MUFG"), as administrative agent, swingline lender and L/C issuer, and other lenders party thereto. The Credit Agreement provides for a $100.0 million revolving credit facility with a $10.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit. As of June 30, 2026, the Company had $0.4 million letters of credit outstanding and $5.0 million borrowings outstanding under the Credit Agreement. Any outstanding letters of credit reduce the availability of funds to borrow.

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

The Company capitalized $1.9 million of lender and third-party debt issuance costs incurred in connection with the Credit Agreement and will amortize these costs to interest expense over the term of the revolving credit facility. For the three and six months ended June 30, 2026, the amortization of debt issuance costs was $0.1 million and $0.2 million. As of June 30, 2026, the current portion of the debt issuance costs were $0.4 million and are included in the "Other current assets" line in the consolidated balance sheets and the non-current portion of the debt issuance costs were $1.1 million and are included in the "Other assets" line in the consolidated balance sheets.
Note 13 – Leases
Operating lease cost details for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Building rent	$279	$201	$564	$432
Automobile rentals	322	351	648	615
Total net operating lease costs	$601	$552	$1,212	$1,047
At June 30, 2026, the Company’s weighted average remaining lease term for its operating leases is 4.2 years, and the weighted average discount rate for its operating leases is 6%.

During the six months ended June 30, 2026, there were $2.0 million of operating cash payments for lease liabilities and $1.8 million of right-of-use assets obtained in exchange for new lease liabilities.
Maturities of the Company’s operating leases as of June 30, 2026 are as follows:

(In thousands)	As of June 30, 2026
2026	$1,211
2027	2,271
2028	2,159
2029	1,223
2030	526
Later years	1,014
Less imputed interest	(986)
Total lease liabilities	$7,418
Note 14 – Income Taxes
The Company’s estimated annual effective tax rate for 2026 before discrete items is expected to be approximately 21%. The Company’s global effective tax rate approximates the U.S. statutory tax rate of 21% primarily due to the benefit from Foreign-Derived Deduction Eligible Income (FDDEI) and R&D credits that are offset by differences in foreign income tax rates, nondeductible expenses, and Net CFC Tested Income (NCTI), net of foreign tax credit. The ultimate tax expense will depend on the mix of earnings in various jurisdictions. Income taxes, net of refunds, of $6.5 million and $4.6 million were paid during the six months ended June 30, 2026 and 2025, respectively.

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
During the six months ended June 30, 2026, the Company awarded 0.7 million restricted stock units subject to time-based vesting. The fair value of the unissued time-based restricted stock unit grants was $7.1 million at the dates of grant and the grants are being amortized over the vesting period of three years.
During the six months ended June 30, 2026, the Company awarded restricted stock units subject to the achievement of service and future performance criteria, which allows for up to 0.9 million shares to be earned if the performance criteria are achieved at the target level. The fair value of these awards was $9.2 million at the dates of grant and the awards are being amortized over the requisite service period of three years. The Company currently believes that approximately 100% of these shares are expected to be earned.

The following table summarizes total compensation expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Stock-based compensation	$3,442	$3,451	$5,318	$6,227
Other long-term incentive plan compensation (1)	15	16	28	30
Total compensation	$3,457	$3,467	$5,346	$6,257

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
The details of the earnings per share calculations for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Net income	$6,781	$8,342	$18,346	$22,847
Weighted average common shares outstanding:
Basic	37,213	38,205	37,411	38,156
Incremental shares with dilutive effect:
Restricted stock units	929	807	687	870
Diluted	38,142	39,012	38,098	39,026

Net income per share:
Basic	$0.18	$0.22	$0.49	$0.60
Diluted	$0.18	$0.21	$0.48	$0.59
Note 17 – Legal Proceedings and Contingencies
The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of business. The Company currently does not anticipate that these matters, if resolved against the Company, will have a material adverse impact on its financial results or financial condition.
The Company accrues loss contingencies when losses become probable and are reasonably estimable. As of June 30, 2026, the Company has no probable and reasonably estimable loss contingencies.
The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible, but not probable. Although the Company intends to defend its legal matters vigorously, the ultimate outcome of these matters is uncertain. However, the Company does not expect the potential losses, if any, to have a material adverse impact on its operating results, cash flows, or financial condition. As of June 30, 2026, the Company does not have any reasonably possible losses for which an estimate can be made.

Note 18 – Subsequent Events
On August 4, 2026, the Board of Directors declared a quarterly cash dividend of $0.13 per share as part of the Company's recurring quarterly dividend program initiated in December 2024. This dividend will be paid on September 4, 2026 to shareholders of record as of the close of business on August 14, 2026. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “OneSpan,” “Company,” “we,” “our,” and “us” refer to OneSpan Inc. and its subsidiaries.
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of OneSpan for the three- and six-month periods ended June 30, 2026 and 2025 as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”).
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
We seek to drive profitable, efficient growth in both operating segments, with a particular emphasis on subscription revenue growth. Both operating segments were profitable for the three and six months ended June 30, 2026, and Cybersecurity and Digital Agreements subscription revenue grew 2% and 25%, respectively, as compared to the three months ended June 30, 2025, respectively, and 5% and 18% as compared to the six months ended June 30, 2025, respectively.
Overview of Key Factors Impacting our Results of Operations
As discussed in greater detail below in "Results of Operations", the following factors had a significant impact on our financial results for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025.
Foreign exchange rate impact for the six months ended June 30, 2026. Changes in foreign exchange rates, in particular the weakening of the U.S. Dollar relative to the Euro, favorably impacted both total revenue and Cybersecurity revenue by approximately $3.3 million and $3.0 million, respectively, for the six months ended June 30, 2026 as compared to the same period in 2025. The impact of changes in foreign exchange rates on the Digital Agreements segment for this period was approximately $0.3 million as compared to the same period in 2025.
Recent acquisitions. In June 2025, we acquired Nok Nok Labs, Inc. ("Nok Nok Labs"), a leading provider of passwordless software authentication solutions, and in February 2026, we acquired Build38 GmbH ("Build38"), a leader in next-generation mobile application protection solutions. See Note 6, Business Acquisitions, for additional information about these two transactions.
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
Historically, operating expenses have been impacted by changes in foreign exchange rates. We estimate the change in currency rates during the three months ended June 30, 2026 compared to the comparable prior year period resulted in an increase in operating expenses of $1.2 million.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Long-term incentive plan compensation expense includes both stock-based incentives and an immaterial amount of cash-based incentives. During the three months ended June 30, 2026 and 2025, operating expenses included $3.5 million and $3.5 million, respectively, of expenses related to stock-based and long-term incentive plans. During the six months ended June 30, 2026 and 2025, operating expenses included $5.3 million and $6.3 million, respectively, of expenses related to stock-based and long-term incentive plans.

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

•Restructuring and related charges. Restructuring and other related charges consists of employee costs incurred in connection with headcount reductions, which include severance, retention pay, and related benefits, real estate rationalization costs, which include lease contract termination costs, asset impairment charges, and lease right-of-use asset and lease liability write-off gains or losses; product and services optimization costs, which include write-offs of capitalized software assets no longer in use; write-offs of acquired technology and capitalized software; and vendor rationalization costs for contractually committed services that we are no longer utilizing. Prior to 2026, these costs were incurred in connection with restructuring plans previously approved by the Company's Board of Directors. There were no costs recorded for restructuring and related charges during the six months ended June 30, 2026.
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

Changes in the effective tax rate reflect changes in the geographic mix of earnings and the tax rates in each of the countries in which it is earned. The statutory tax rate for the primary foreign tax jurisdictions ranges from 17% to 33%.
Impact of Currency Fluctuations
During the three months ended June 30, 2026 and 2025, we generated approximately 76% and 78% of our revenues, respectively, and incurred approximately 57% and 54% of our operating expenses, respectively, outside of the U.S. During the six months ended June 30, 2026 and 2025, we generated approximately 78% and 81% of our revenues, respectively, and incurred approximately 57% and 56% of our operating expenses, respectively, outside of the U.S. As a result, changes in currency exchange rates, especially the Euro exchange rate and the Canadian Dollar exchange rate, can have a significant impact on our revenue and operating expenses.

While the majority of our revenue is generated outside of the U.S., a significant amount of our revenue earned during the six months ended June 30, 2026 was denominated in U.S. Dollars. For the six months ended June 30, 2026, approximately 60% of our revenue was denominated in U.S. Dollars, 37% was denominated in Euros and 3% was denominated in other currencies. For the six months ended June 30, 2025, approximately 56% of our revenue was denominated in U.S. Dollars, 41% was denominated in Euros and 3% was denominated in other currencies.

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

Translation adjustments arising from differences in exchange rates generated a comprehensive loss of $0.4 million and $2.3 million during the three and six months ended June 30, 2026, respectively. For the three and six months ended June 30, 2025, translation adjustments arising from differences in exchange rates generated a comprehensive gain of $5.5 million and $8.2 million, respectively.

Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other income (expense), net. Foreign exchange transaction losses aggregated $0.2 million and $0.7 million for the three and six months ended June 30, 2026, respectively. For the three and six months ended June 30, 2025, losses resulting from foreign currency transactions were $1.0 million and $1.1 million, respectively.
Results of Operations
The following table sets forth information about the Company's two operating segments, for the periods indicated, and selected segment and condensed consolidated operating results. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment.

	Three Months Ended June 30, 2026
(In thousands, except percentages)	Cybersecurity	Digital Agreements	Corporate and Other	Total
Revenue	$40,928	$19,538	$—	$60,466
Cost of goods sold	11,037	4,946	—	15,983
Gross profit	29,891	14,592	—	44,483

Gross margin	73%	75%	*	74%

Sales and marketing	8,896	3,318	859	13,073
Research and development	6,315	3,064	529	9,908
Other segment items (1)(3)	861	1,238	10,662	12,761
Operating income (loss) (2)(4)	13,819	6,972	(12,050)	8,741

Interest (expense) income, net				(154)
Other income (expense), net				47
Income before income taxes				$8,634

	Three Months Ended June 30, 2025
(In thousands, except percentages)	Cybersecurity	Digital Agreements	Corporate and Other	Total
Revenue	$44,235	$15,608	$—	$59,843
Cost of goods sold	11,413	4,463	—	15,876
Gross profit	32,822	11,145	—	43,967

Gross margin	74%	71%	*	73%

Sales and marketing	7,329	3,467	709	11,505
Research and development	5,358	3,587	499	9,444
Other segment items (1)(3)	336	1,212	10,964	12,512
Operating income (loss) (2)(4)	19,799	2,879	(12,172)	10,506

Interest (expense) income, net				732
Other income (expense), net				(669)
Income before income taxes				$10,569

	Six Months Ended June 30, 2026
(In thousands, except percentages)	Cybersecurity	Digital Agreements	Corporate and Other	Total
Revenue	$89,475	$36,938	$—	$126,413
Cost of goods sold	23,677	9,739	—	33,416
Gross profit	65,798	27,199	—	92,997

Gross margin	74%	74%	*	74%

Sales and marketing	17,385	6,750	1,618	25,753
Research and development	12,255	5,884	846	18,985
Other segment items (1)(3)	1,552	2,311	20,838	24,701
Operating income (loss) (2)(4)	34,606	12,254	(23,302)	23,558

Interest (expense) income, net				(173)
Other income (expense), net				(339)
Income before income taxes				$23,046

	Six Months Ended June 30, 2025
(In thousands, except percentages)	Cybersecurity	Digital Agreements	Corporate and Other	Total
Revenue	$91,948	$31,261	$—	$123,209
Cost of goods sold	23,041	9,110	—	32,151
Gross profit	68,907	22,151	—	91,058

Gross margin	75%	71%	*	74%

Sales and marketing	14,201	6,870	1,891	22,962
Research and development	10,277	6,593	502	17,372
Other segment items (1)(3)	471	2,443	20,122	23,036
Operating income (loss) (2)(4)	43,958	6,245	(22,515)	27,688

Interest (expense) income, net				1,424
Other income (expense), net				(678)
Income before income taxes				$28,434
*Percentage not meaningful.
(1) Cybersecurity other segment items includes general and administrative expense and amortization of intangibles for the three months ended June 30, 2026, and general and administrative expense, write-off of assets, and amortization of intangibles for the six months ended June 30, 2026. Cybersecurity other segment items includes general and administrative expense and restructuring and other related charges for the three and six months ended June 30, 2025.
(2) Cybersecurity operating income includes $1.0 million and $1.7 million of total amortization and depreciation expense for the three and six months ended June 30, 2026, respectively. Cybersecurity operating income includes $0.2 million and $0.4 million of total amortization and depreciation expense for the three and six months ended June 30, 2025, respectively.
Cybersecurity operating income does not include any restructuring and other related charges for the three and six months ended June 30, 2026. Cybersecurity operating income includes $0.1 million and $0.2 million of restructuring and other related charges for the three and six months ended June 30, 2025, respectively.
(3) Digital Agreements other segment items includes general and administrative expense and amortization of intangibles for the three and six months ended June 30, 2026. Digital Agreements other segment items includes general and administrative expense and restructuring and other related charges for the three and six months ended June 30, 2025.
(4) Digital Agreements operating income includes $2.2 million and $4.3 million of total amortization and depreciation expense for the three and six months ended June 30, 2026, respectively. Digital Agreements operating income includes $1.8 million and $3.5 million of total amortization and depreciation expense for the three and six months ended June 30, 2025, respectively.
Digital Agreements operating income does not include any restructuring and other related charges for the three and six months ended June 30, 2026.
Digital Agreements operating income includes $0.1 million and $0.2 million of restructuring and other related charges for the three and six months ended June 30, 2025, respectively.

Revenue
Revenue by products and services allocated to the segments for the three and six months ended June 30, 2026, and 2025 is as follows:

	Three Months Ended June 30,
	2026		2025
(In thousands)	Cybersecurity	Digital Agreements	Cybersecurity	Digital Agreements
Subscription (1)	$27,186	$19,523	$26,532	$15,599
Perpetual maintenance and services	2,303	15	3,688	9
Hardware products	11,439	—	14,015	—
Total Revenue	$40,928	$19,538	$44,235	$15,608

	Six Months Ended June 30,
	2026		2025
(In thousands)	Cybersecurity	Digital Agreements	Cybersecurity	Digital Agreements
Subscription (1)	$62,499	$36,877	$59,655	$31,168
Perpetual maintenance and services	4,950	61	7,215	93
Hardware products	22,026	—	25,078	—
Total Revenue	$89,475	$36,938	$91,948	$31,261
(1) Cybersecurity and Digital Agreements Subscription revenue during the three months ended June 30, 2025 includes $5.9 million and less than $0.1 million, respectively, of term maintenance that has been reclassified from maintenance and services to align with the revised presentation of revenue. Cybersecurity and Digital Agreements Subscription revenue during the six months ended June 30, 2025 includes $11.0 million and less than $0.1 million, respectively, of term maintenance that has been reclassified from maintenance and services to align with the revised presentation of revenue. See Note 4, Revenue from Contracts with Customers, for additional information.
Total revenue increased by $0.6 million, or 1%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Changes in foreign exchange rates as compared to the same period in 2025 favorably impacted revenue by approximately $0.6 million. Total revenue increased by $3.2 million, or 3%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Changes in foreign exchange rates as compared to the same period in 2025 favorably impacted revenue by approximately $3.3 million.
Additional information on our revenue by segment follows.
•Cybersecurity revenue decreased $3.3 million, or approximately 7%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. For the six months ended June 30, 2026, Cybersecurity revenue decreased $2.5 million, or approximately 3%, compared to the six months ended June 30, 2025. The decrease in Cybersecurity revenue for both periods was primarily due to lower hardware revenue, partially offset by an increase in software revenue. The decrease in hardware revenue was due to lower volume of hardware devices sold, partially offset by favorable customer mix. The increase in software revenue was due to an increase in subscription revenue primarily due to the two recent acquisitions and existing customer expansions, partially offset by lower multi-year term license revenue, the timing of customer renewals, and lower perpetual maintenance revenue due to contract transitions to term-based arrangements. Changes in foreign exchange rates for the three months ended June 30, 2026 compared to the same period in 2025 favorably impacted Cybersecurity revenue by $0.5 million. Changes in foreign exchange rates for the six months ended June 30, 2026 compared to the same period in 2025 favorably impacted Cybersecurity revenue by $3.1 million.

•Digital Agreements revenue increased $3.9 million, or 25%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. For the six months ended June 30, 2026, Digital Agreements revenue increased $5.7 million, or 18%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase for both periods was primarily attributable to an increase in subscription revenue from existing customer expansions and overage usage fees. Changes in foreign exchange rates for the three months ended June 30, 2026, compared to the same period in 2025, favorably impacted Digital Agreements revenue by $0.1 million. Changes in foreign exchange rates for the six months ended June 30, 2026, compared to the same period in 2025, favorably impacted Digital Agreements revenue by $0.3 million.
Our revenue is heavily influenced by the timing of orders and shipments, as well as the timing of customer annual and multi-year renewals in any given period. As a result, we believe that the overall strength of our business is best evaluated over a longer term where the impact of transactions in any given period is not as significant as in a quarter-over-quarter comparison.
Revenue by Geographic Regions: We classify our sales by customer location in three geographic regions: 1) the Americas, which includes North, Central, and South America; 2) EMEA, which includes Europe, Middle East and Africa; and 3) Asia Pacific (APAC), which includes Australia and New Zealand. The breakdown of revenue in each of our major geographic areas was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	2026	2025
Revenue
Americas	$27,729	$23,879	$52,878	$44,974
EMEA	20,943	23,398	49,464	54,404
APAC	11,794	12,566	24,071	23,831
Total revenue	$60,466	$59,843	$126,413	$123,209

% of Total Revenue
Americas	46%	40%	42%	37%
EMEA	35%	39%	39%	44%
APAC	19%	21%	19%	19%
For the three months ended June 30, 2026, revenue generated in the Americas was $3.9 million, or 16%, higher than the three months ended June 30, 2025. For the six months ended June 30, 2026, revenue generated in the Americas was $7.9 million, or 18%, higher than the same period in 2025. The increase in revenue for both periods was largely due to an increase in Digital Agreements revenue, and to a lesser extent, Cybersecurity software revenue.
For the three months ended June 30, 2026, revenue generated in EMEA was $2.5 million, or 10%, lower than the same period in 2025. For the six months ended June 30, 2026, revenue generated in EMEA was $4.9 million, or 9%, lower than the same period in 2025. The decrease for both periods was primarily due to a decrease in Cybersecurity hardware and software revenues, partially offset by an increase in Digital Agreements revenue.
For the three months ended June 30, 2026, revenue generated in APAC was $0.8 million, or 6%, lower than the three months ended June 30, 2025, primarily due to lower Cybersecurity hardware revenue, offset partially by Cybersecurity software revenue. For the six months ended June 30, 2026, revenue generated in APAC was $0.2 million, or 1%, higher than the same period in 2025 due to an increase in Cybersecurity software revenue, offset partially by a decrease in Cybersecurity hardware revenue.
Cost of Goods Sold and Gross Margin
The following table presents cost of goods sold for our products and services for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	2026	2025
Cost of goods sold
Product and license	$6,631	$8,296	$15,391	$17,014
Services and other	9,352	7,580	18,025	15,137
Total cost of goods sold	$15,983	$15,876	$33,416	$32,151

Gross profit	$44,483	$43,967	$92,997	$91,058

Gross margin
Product and license	76%	74%	76%	76%
Services and other	71%	73%	71%	72%
Total gross margin	74%	73%	74%	74%
The cost of product and license revenue decreased by $1.7 million, or 20%, and $1.6 million, or 10% during the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025. The decrease in the cost of product and license revenue for both the three and six months ended June 30, 2026 was driven primarily by lower hardware revenues and more favorable customer mix.
The cost of services and other revenue increased by $1.8 million, or 23%, and $2.9 million, or 19% during the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. The increase in both periods is largely attributed to additional hosting server costs and third-party license costs driven by increased cloud subscription revenue from existing customers and, to a lesser extent, new customers, as well as amortization of intangible assets related to our acquisitions.
Gross profit increased by $0.5 million, or 1%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Gross margin was 74% for the three months ended June 30, 2026, as compared to 73% for the three months ended June 30, 2025. Gross profit increased by $1.9 million, or 2%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Gross margin was 74% for both the six months ended June 30, 2026 and 2025.
The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies, including the Euro. The impact of changes in currency rates are estimated to have had an unfavorable impact on overall cost of goods sold of $0.1 million for three months ended June 30, 2026 and $0.6 million for the six months ended June 30, 2026. Had currency rates during the three months ended June 30, 2026 been equal to rates in the comparable period of 2025, the gross margin would have been 1 percentage point higher, driven by the favorable currency rate impact to revenue. Had currency rates during the six months ended June 30, 2026 been equal to rates in the comparable period of 2025, the gross margin would have 3 percentage points higher.
Additional information on our gross profit by segment follows.
•Cybersecurity gross profit decreased by $2.9 million, or 9%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Cybersecurity gross margin was 73% during the three months ended June 30, 2026, compared to 74% for the three months ended June 30, 2025. For the six months ended June 30, 2026, Cybersecurity gross profit decreased $3.1 million, or 5%, compared to the same period in 2025. Cybersecurity gross margin for the six months ended June 30, 2026 was 74%, compared to 75% for the six months ended June 30, 2025. The decrease in gross profit for both periods is primarily due to lower hardware revenues and higher third-party costs and cloud infrastructure costs, partially offset by improved hardware customer mix.
•Digital Agreements gross profit increased $3.4 million, or 31%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Digital Agreements gross margin for the three months ended June 30, 2026 was 75%, compared to 71% for the three months ended June 30, 2025. For the six months ended June 30, 2026, Digital Agreements gross profit increased $5.0 million, or 23%, compared to the same period in June 30, 2025. Digital Agreements gross margin for the six months ended June 30, 2026 was 74%, compared to 71% for the six months ended June 30, 2025. The increase in gross profit and gross margin for both periods was driven by higher subscription revenue from existing customer expansions and overage fees, as well as lower cloud infrastructure costs.
Operating Expenses
Operating expenses increased by $2.3 million, or 7%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. For the three months ended June 30, 2026, changes in foreign exchange rates increased operating expenses by approximately $0.2 million as compared to the same period in 2025. Operating expenses increased by $6.1 million, or 10%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. For the six months ended June 30, 2026, changes in foreign exchange rates increased operating expenses by approximately $1.2 million as compared to the same period in 2025.
The following table presents the breakout of operating expenses by category for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Operating costs
Sales and marketing	$13,073	$11,505	$25,753	$22,962
Research and development	9,908	9,444	18,985	17,372
General and administrative	11,954	11,779	22,913	21,326
Amortization of intangible assets	776	685	1,473	1,241
Write-off of assets	31	—	315	—
Restructuring and other related charges	—	48	—	469
Total operating costs	$35,742	$33,461	$69,439	$63,370
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended June 30, 2026 increased by $1.6 million, or 14%, compared to the three months ended June 30, 2025. Sales and marketing expenses for the six months ended June 30, 2026 increased by $2.8 million, or 12%, compared to the six months ended June 30, 2025. The increase in expense for both periods was driven primarily by higher employee compensation costs, which included higher headcount from organic hires and from the two recent acquisitions, increases in salaries, benefits, bonus, and commissions.
Average full-time sales, marketing, support, and operating employee headcount for the three and six months ended June 30, 2026 was 176 and 173, respectively, compared to 163 and 160 for the three and six months ended June 30, 2025, respectively. Average headcount was 8% higher for both the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025.
Research and Development Expenses
Research and development expenses for the three months ended June 30, 2026 increased by $0.5 million, or 5%, compared to the three months ended June 30, 2025, which was largely driven by higher employee compensation costs from the two recent acquisitions, offset partially by higher internal software capitalization costs. Research and development expenses for the six months ended June 30, 2026 increased by $1.6 million, or 9%, compared to the six months ended June 30, 2025. The increase for the period was primarily driven by higher employee compensation costs, largely due to higher headcount from the two recent acquisitions, and higher contractor costs, offset partially by higher internal software capitalization costs.
Average full-time research and development employee headcount for the three and six months ended June 30, 2026 was 254 and 250, respectively, compared to 228 and 225 for the three and six months ended June 30, 2025, respectively. Average headcount was 11% higher for both the three and six months ended June 30, 2026 compared to the same periods in 2025.

General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2026 increased by $0.2 million, or 1%, compared to the three months ended June 30, 2025, which was primarily due to higher employee compensation costs, offset partially by lower consulting expenses compared to the prior year period. General and administrative expenses for the six months ended June 30, 2026 increased by $1.6 million, or 7%, compared to the six months ended June 30, 2025. The increase in expense for the period was largely driven by higher employee compensation costs and higher non-recurring acquisition-related advisor costs, offset partially by lower consulting expenses compared to the prior year period.
Average full-time general and administrative employee headcount for both the three and six months ended June 30, 2026 was 92, compared to 86 for both the three and six months ended June 30, 2025. Average headcount was 7% higher for both the three and six months ended June 30, 2026 compared to the same periods in 2025.
Amortization of Intangible Assets
Amortization of intangible assets expense for the three months ended June 30, 2026 increased by less than $0.1 million, or 13%, compared to the three months ended June 30, 2025. Amortization of intangible assets expense for the six months ended June 30, 2026 increased by $0.2 million, or 19%, compared to the six months ended June 30, 2025. The increase in amortization expense for both periods was driven by an increase in acquired intangible assets due to the two recent acquisitions.
Segment Operating Income (Loss)
Information on our operating income (loss) by segment follows.
•Cybersecurity operating income for the three months ended June 30, 2026 was $13.8 million, which was a year-over-year decrease of $6.0 million, or 30%, from the three months ended June 30, 2025. Operating income for the six months ended June 30, 2026 was $34.6 million, which was a year-over-year decrease of $9.4 million, or 21%, from the six months ended June 30, 2025. The decrease for both periods was largely due to lower revenue and higher operating expenses as a result of organic investments and incremental headcount from the recent acquisitions, respectively.
•Digital Agreements operating income for the three and six months ended June 30, 2026 was $7.0 million and $12.3 million, respectively, compared to operating income of $2.9 million and $6.2 million, for the three and six months ended June 30, 2025, respectively. The increase for both periods ended June 30, 2026 is largely due to higher revenue, including overages fees, and lower research and development expenses, and sales and marketing expenses compared to the prior year periods.
Interest (expense) income, net

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Interest (expense) income, net	$(154)	$732	$(173)	$1,424
Interest (expense) income, net, was $(0.2) million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively. Interest (expense) income, net, was $(0.2) million and $1.4 million for the six months ended June 30, 2026 and 2025, respectively. The decrease for both periods relates to higher average excess cash invested in the prior year period compared to the current year period, as well as interest expense incurred in the current year related to the Credit Agreement. The decrease in invested cash is largely the result of the Company using cash to fund the acquisitions.
Other income (expense), net

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Other income (expense), net	$47	$(669)	$(339)	$(678)
Other income (expense), net, primarily includes subsidies received from foreign governments in support of our research and development in those countries, exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, and other miscellaneous non-operational, non-recurring expenses.
Other income (expense), net, for the three months ended June 30, 2026 and 2025 was income of less than $0.1 million and expense of $0.7 million, respectively. Other income (expense), net, for the six months ended June 30, 2026 and 2025 was expense of $0.3 million and $0.7 million, respectively. The year-over-year change for both periods was largely driven by lower foreign exchange transaction losses in 2026 compared to 2025, due to the U.S. Dollar weakening against the Euro, as well as decreased subsidies received from foreign governments.
Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Provision for income taxes	$1,853	$2,227	$4,700	$5,587
We recorded income tax expense of $1.9 million and $2.2 million for the three months ended June 30, 2026 and 2025, respectively, $4.7 million and $5.6 million for the six months ended June 30, 2026 and 2025, respectively. Lower income tax expense for both three months and six months ended June 30, 2026 was primarily attributable to lower pre-tax income.
Liquidity and Capital Resources
At June 30, 2026, we had cash and cash equivalent balances of $43.3 million. Our cash and cash equivalents balance includes money market funds.
At December 31, 2025, we had cash and cash equivalent balances of $70.5 million.
As of June 30, 2026, we held $25.6 million of cash and cash equivalents in subsidiaries outside of the United States. Of that amount, $24.4 million is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.
As of June 30, 2026, we had $5.0 million of borrowings outstanding under our $100.0 million revolving credit facility entered into on June 23, 2025. The borrowing will be used for general corporate purposes and reflects our ability to access liquidity under the Credit Agreement, as needed, to support our operating and capital requirements. As of June 30, 2026, we had $0.4 million letters of credit outstanding. Subject to the terms of the Credit Agreement, we may borrow, repay, and reborrow amounts under the revolving credit facility until its maturity on June 23, 2030, and may prepay revolving loans without penalty or premium, subject to notice and customary breakage costs. Borrowings under the Credit Agreement bear interest at variable rates based on our election and consolidated net leverage ratio, and we are also required to pay a commitment fee on the unused portion of the facility. We believe that the revolving credit facility, including the remaining availability thereunder, provides us with additional financial flexibility to fund general corporate purposes and support our liquidity needs.
We believe that our financial resources are adequate to meet our operating needs over the next twelve months.

Our cash flows are as follows:

	Six Months Ended June 30,
(In thousands)	2026	2025
Cash provided by (used in):
Operating activities	$28,069	$35,583
Investing activities	(40,974)	(15,540)
Financing activities	(14,375)	(12,167)
Effect of foreign exchange rate changes on cash and cash equivalents	118	1,679
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
For the six months ended June 30, 2026, $28.1 million of cash was provided by operating activities. This was largely driven by the net income from the period excluding depreciation and amortization, collections of accounts receivable and contract assets. This was partially offset by an increase of payments for accrued expenses. For the six months ended June 30, 2025, $35.6 million of cash was provided by operating activities.
Our working capital at June 30, 2026 was $31.4 million compared to $57.6 million at December 31, 2025. This decrease was driven by less cash on hand and less outstanding receivables from customers. This was partially offset by a decrease in deferred revenue and short-term taxes payable.
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
For the six months ended June 30, 2026, net cash used in investing activities was $41.0 million, compared to net cash used in investing activities of $15.5 million for the six months ended June 30, 2025. The increase in cash used was largely due to the acquisition of Build38 and higher software capitalization costs included in property and equipment.
Financing Activities
Changes in cash flows from financing activities primarily relate to dividends paid, payment of debt issuance costs, purchases of common stock under our share repurchase program (when applicable) and tax payments for restricted stock issuances.
For the six months ended June 30, 2026, net cash used in financing activities was $14.4 million and was primarily related to dividends paid, repurchases of shares, and tax payments for stock issuances. The cash used was partially offset by the draw of $5.0 million on the credit facility. Cash of $12.2 million used in financing activities during the six months ended June 30, 2025 was attributable to dividends paid and tax payments for stock issuances.
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

At June 30, 2026, we reported ARR of $189.7 million, which was 7% higher than ARR of $177.8 million at June 30, 2025. ARR primarily consists of the annualized value of the active portions of term-based license and SaaS contracts, and to a lesser extent, maintenance contracts. Changes in foreign exchange rates as compared to the prior year positively impacted ARR by approximately $1.4 million.
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
We reported NRR of 103% at June 30, 2026 as compared to 101% at June 30, 2025. The year-over-year increase in NRR was driven primarily by an increase in contracts that expanded in value.
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

The following table reconciles net income as reported on our condensed consolidated statements of operations to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net income	$6,781	$8,342	$18,346	$22,847
Interest expense (income), net	154	(732)	173	(1,424)
Provision for income taxes	1,853	2,227	4,700	5,587
Depreciation and amortization of intangible assets (1)	3,434	2,456	6,566	4,585
Long-term incentive compensation and related payroll tax expense (2)	3,525	3,678	5,603	6,926
Restructuring and other related charges (3)	—	88	—	534
Other non-recurring items (4)	1,148	1,579	2,516	1,618
Adjusted EBITDA	$16,895	$17,638	$37,904	$40,673
(1) Includes cost of sales depreciation and amortization expense directly related to delivering cloud subscription revenue of $2.2 million and $4.1 million for the three and six months ended June 30, 2026, respectively, and $1.3 million and $2.3 million for the three and six months ended June 30, 2025, respectively. Costs are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
(2) Long-term incentive compensation and related payroll tax expense includes stock-based compensation and related payroll tax expense, and cash incentive grants awarded to employees located in jurisdictions where we do not issue stock-based compensation due to tax, regulatory or similar reasons. The immaterial expense associated with these cash incentive grants was less than $0.1 million for the three and six months ended June 30, 2026 and 2025.

(3) Costs are recorded in "Services and other cost of goods sold" and "Restructuring and other related charges," respectively, on the condensed consolidated statements of operations.
Includes restructuring and other related charges of less than $0.1 million and $0.1 million for the three and six months ended June 30, 2025, respectively. These charges are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
(4) For the three months ended June 30, 2026 and 2025, other non-recurring items consist of $1.1 million and $1.6 million, respectively, of fees related to non-recurring acquisition projects.

For the six months ended June 30, 2026 and 2025, other non-recurring items consist of $2.5 million and $1.6 million, respectively, of fees related to non-recurring acquisition projects.

Adjusted EBITDA for the three months ended June 30, 2026 was $16.9 million compared to $17.6 million for the three months ended June 30, 2025. Adjusted EBITDA for the six months ended June 30, 2026 was $37.9 million compared to $40.7 million for the six months ended June 30, 2025. The decrease for both periods was largely driven by lower net income both quarter to date and year to date, largely due to internal investments and incremental costs year over year form the two recent acquisitions. Year-over-year changes in foreign exchange rates favorably impacted Adjusted EBITDA by approximately $0.2 million for the three months ended June 30, 2026 and favorably impacted Adjusted EBITDA by approximately $1.7 million for the six months ended June 30, 2026.
Critical Accounting Policies
Our accounting policies are fully described in Note 1, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2025 and Note 2, Summary of Significant Accounting Policies, of our interim Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the three months ended June 30, 2026.
Item 3 - Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the three months ended June 30, 2026. For additional information, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our Form 10-K.
Item 4 - Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2026.
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
Item 2 – Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company of its shares of common stock during the second quarter of 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2026 through April 30, 2026	—	$—	—	$31,535,872
May 1, 2026 through May 31, 2026	231,154	$12.51	231,154	$47,108,263
June 1, 2026 through June 30, 2026	—	$—	—	$47,108,263
(1)    On May 7, 2026, the Board of Directors terminated the stock repurchase program adopted on May 9, 2024 and adopted a new stock repurchase program under which the Company is authorized to repurchase up to $50.0 million of our issued and outstanding shares of common stock. Share purchases under the program will take place in open market transactions, privately negotiated transactions or tender offers, and may be made from time to time depending on market conditions, share price, trading volume, and other factors. The timing of the repurchases and the amount of stock repurchased in each transaction is subject to our sole discretion and will depend upon market and business conditions, applicable legal and credit requirements, and other corporate considerations. The authorization is effective until May 7, 2028 unless the total amount has been used or authorization has been cancelled.

Item 6 - Exhibits

Exhibit 10.1 - 2026 Management Incentive Plan*

Exhibit 10.2 - Amended and Restated 2019 Omnibus Incentive Plan, as amended (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 5, 2026)*

Exhibit 10.3 - Form of 2026 Time-Based RSU Agreement (Executive) under the Registrant’s 2019 Plan*

Exhibit 10.4 - Form of 2026 Performance-Based RSU Agreement under the Registrant’s 2019 Plan*

Exhibit 10.5 - Form of 2026 Time-Based RSU Agreement (General) under the Registrant’s 2019 Plan*

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2026

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2026

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2026

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2026

Exhibit 101.INS – Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit 101.SCH – Inline XBRL Taxonomy Extension Schema Document

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2026.

OneSpan Inc.

/s/ Victor Limongelli
Victor Limongelli
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jorge Martell
Jorge Martell
Chief Financial Officer
(Principal Financial and Accounting Officer)