Form 10-Q
period 2026-09-30
OneSpan Inc.
filed 2026-10-29
CIK 1044777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 36,894,789 shares of Common Stock, $0.001 par value per share, outstanding at October 27, 2026.

OneSpan Inc.
Form 10-Q
For the Quarter Ended September 30, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
OneSpan Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$51,393	$70,499
Accounts receivable, net of allowances of $990 at September 30, 2026 and $1,227 at December 31, 2025	41,842	55,999
Inventories, net	11,102	10,466
Prepaid expenses	7,176	7,044
Contract assets	15,636	18,269
Other current assets	11,446	9,936
Total current assets	138,595	172,213
Property and equipment, net	24,911	22,234
Operating lease right-of-use assets	7,641	7,356
Goodwill	127,687	103,840
Intangible assets, net of accumulated amortization	14,131	9,741
Deferred income taxes	58,902	54,733
Equity investment	11,834	11,834
Other assets	15,535	15,751
Total assets	$399,236	$397,702
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,556	$13,726
Deferred revenue	57,439	71,641
Accrued wages and payroll taxes	16,489	13,553
Short-term income taxes payable	2,008	3,079
Dividend payable	1,402	671
Other accrued expenses	14,036	11,859
Deferred compensation	26	42
Total current liabilities	102,956	114,571
Long-term deferred revenue	1,802	2,539
Long-term lease liabilities	6,162	6,139
Deferred income taxes	898	988
Revolving credit facility	5,000	—
Other long-term liabilities	1,618	1,622
Total liabilities	118,436	125,859
Commitments and contingencies
Stockholders' equity
Preferred stock: 500 shares authorized, none issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock: $0.001 par value per share; 75,000 shares authorized; 42,288 and 42,091 shares issued; 36,819 and 37,361 shares outstanding at September 30, 2026 and December 31, 2025, respectively	37	37
Additional paid-in capital	137,844	128,651
Treasury stock, at cost: 5,469 and 4,730 shares at September 30, 2026 and December 31, 2025, respectively	(68,884)	(60,521)
Retained earnings	220,578	209,821
Accumulated other comprehensive loss	(8,775)	(6,145)
Total stockholders' equity	280,800	271,843
Total liabilities and stockholders' equity	$399,236	$397,702
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Product and license	$31,505	$27,712	$95,187	$97,189
Services and other	32,380	29,344	95,111	83,076
Total revenue	63,885	57,056	190,298	180,265

Cost of goods sold
Product and license	6,114	7,030	21,505	24,044
Services and other	9,036	8,023	27,061	23,160
Total cost of goods sold	15,150	15,053	48,566	47,204

Gross profit	48,735	42,003	141,732	133,061

Operating costs
Sales and marketing	13,999	11,391	39,752	34,353
Research and development	9,907	8,796	28,891	26,168
General and administrative	14,811	12,152	37,725	33,478
Amortization of intangible assets	775	741	2,248	1,982
Write-off of assets	—	—	314	—
Restructuring and other related charges	—	696	—	1,165
Total operating costs	39,492	33,776	108,930	97,146

Operating income	9,243	8,227	32,802	35,915

Interest (expense) income, net	(80)	388	(253)	1,812
Other income (expense), net	292	(208)	(47)	(886)

Income before income taxes	9,455	8,407	32,502	36,841
Provision for income taxes	1,657	1,893	6,358	7,480

Net income	$7,798	$6,514	$26,144	$29,361

Net income per share
Basic	$0.21	$0.17	$0.70	$0.77
Diluted	$0.20	$0.17	$0.68	$0.76

Weighted average common shares outstanding
Basic	37,121	38,136	37,313	38,149
Diluted	39,039	38,768	38,399	38,845
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$7,798	$6,514	$26,144	$29,361
Other comprehensive income (loss)
Cumulative translation adjustment, net of tax	(286)	(934)	(2,539)	7,287
Pension adjustment, net of tax	(31)	(25)	(91)	(73)
Comprehensive income	$7,481	$5,555	$23,514	$36,575
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)
For the Three and Nine Months Ended September 30, 2026:

Description	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	37,361	$37	4,730	$(60,521)	$128,651	$209,821		$(6,145)	$271,843
Net income	—	—	—	—	—	11,565		—	11,565
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—		(1,887)	(1,887)
Stock-based compensation	—	—	—	—	1,876	—		—	1,876
Vesting of restricted stock awards	220	—	—	—	—	—		—	—
Tax payments for stock issuances	(91)	—	—	—	(986)	—		—	(986)
Share repurchases, inclusive of excise tax	(508)	—	508	(5,401)	—	—		—	(5,401)
Dividends declared ($0.13 per share)	—	—	—	—	—	(4,963)		—	(4,963)
Pension adjustment, net of tax	—	—	—	—	—	—		(31)	(31)
Balance at March 31, 2026	36,982	$37	5,238	$(65,922)	$129,541	$216,423		$(8,063)	$272,016
Net income	—	—	—	—	—	6,781		—	6,781
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—		(366)	(366)
Stock-based compensation	—	—	—	—	3,442	—		—	3,442
Vesting of restricted stock awards	53	—	—	—	—	—		—	—
Tax payments for stock issuances	(21)	—	—	—	(258)	—		—	(258)
Share repurchases, inclusive of excise tax	(231)	—	231	(2,962)	—	—		—	(2,962)
Dividends declared ($0.13 per share)	—	—	—	—	—	(5,144)		—	(5,144)
Pension adjustment, net of tax	—	—	—	—	—	—		(29)	(29)
Balance at June 30, 2026	36,783	$37	5,469	$(68,884)	$132,725	$218,060		$(8,458)	$273,480
Net income	—	—	—	—	—	7,798		—	7,798
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—		(286)	(286)
Stock-based compensation	—	—	—	—	5,484	—		—	5,484
Vesting of restricted stock awards	58	—	—	—	—	—		—	—
Tax payments for stock issuances	(22)	—	—	—	(365)	—		—	(365)
Dividends declared ($0.13 per share)	—	—	—	—	—	(5,280)		—	(5,280)
Pension adjustment, net of tax	—	—	—	—	—	—		(31)	(31)
Balance at September 30, 2026	36,819	$37	5,469	$(68,884)	$137,844	$220,578	0	$(8,775)	$280,800

For the Three and Nine Months Ended September 30, 2025:

Description	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	38,058	$38	3,724	$(47,380)	$122,534	$151,256		$(13,918)	$212,530
Net income	—	—	—	—	—	14,505		—	14,505
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—		2,674	2,674
Stock-based compensation	—	—	—	—	2,776	—		—	2,776
Vesting of restricted stock awards	179	—	—	—	—	—		—	—
Tax payments for stock issuances	(80)	—	—	—	(1,327)	—		—	(1,327)
Dividends declared ($0.12 per share)	—	—	—	—	—	(15)		—	(15)
Pension adjustment, net of tax	—	—	—	—	—	—		(24)	(24)
Balance at March 31, 2025	38,157	$38	3,724	$(47,380)	$123,983	$165,746		$(11,268)	$231,119
Net income	—	—	—	—	—	8,342		—	8,342
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—		5,547	5,547
Stock-based compensation	—	—	—	—	3,451	—		—	3,451
Vesting of restricted stock awards	157	—	—	—	—	—		—	—
Tax payments for stock issuances	(63)	—	—	—	(1,078)	—		—	(1,078)
Dividends declared ($0.12 per share)	—	—	—	—	—	(4,850)		—	(4,850)
Pension adjustment, net of tax	—	—	—	—	—	—		(24)	(24)
Balance at June 30, 2025	38,251	$38	3,724	$(47,380)	$126,356	$169,238		$(5,745)	$242,507
Net income	—	—	—	—	—	6,514		—	6,514
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—		(934)	(934)
Stock-based compensation	—	—	—	—	3,374	—		—	3,374
Vesting of restricted stock awards	287	—	—	—	—	—		—	—
Tax payments for stock issuances	(137)	—	—	—	(2,004)	—		—	(2,004)
Share repurchases	(448)	—	448	(6,297)	—	—		—	(6,297)
Dividends declared ($0.12 per share)	—	—	—	—	—	(4,812)		—	(4,812)
Pension adjustment, net of tax	—	—	—	—	—	—		(25)	(25)
Balance at September 30, 2025	37,953	$38	4,172	$(53,677)	$127,726	$170,940	0	$(6,704)	$238,323
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$26,144	$29,361
Adjustments to reconcile net income from operations to net cash provided by operations:
Depreciation and amortization of intangible assets	9,937	7,152
Write-off of assets and restructuring related charges	314	709
Loss on disposal of asset	8	27
Deferred tax benefit	(32)	(2,716)
Stock-based compensation	10,802	9,601
Provision for (recovery of) credit losses	19	(303)
Changes in operating assets and liabilities, net of the effects from acquisition:
Accounts receivable, net	15,126	32,702
Inventories, net	(953)	909
Contract assets	2,546	(7,758)
Accounts payable	(2,318)	(3,935)
Income taxes payable	(1,114)	4,763
Accrued expenses	1,077	(2,198)
Deferred compensation	(16)	(166)
Deferred revenue	(16,092)	(22,030)
Other assets and liabilities	(886)	767
Net cash provided by operating activities	44,562	46,885

Cash flows from investing activities:
Additions to property and equipment	(9,526)	(6,018)
Additions to intangible assets	(177)	(54)
Cash paid for acquisition of business, net of cash acquired	(34,553)	(13,943)
Net cash used in investing activities	(44,256)	(20,015)

Cash flows from financing activities:
Dividends paid	(14,680)	(13,878)
Payment of debt issuance costs	—	(1,739)
Borrowings from credit facility	5,000	—
Tax payments for restricted stock issuances	(1,608)	(4,409)
Repurchase of common stock	(8,297)	(6,297)
Net cash used in financing activities	(19,585)	(26,323)

Effect of exchange rate changes on cash	173	1,676

Net (decrease) increase in cash	(19,106)	2,223
Cash, cash equivalents, and restricted cash, beginning of period	70,499	83,331
Cash, cash equivalents, and restricted cash, end of period	$51,393	$85,554
See accompanying notes to condensed consolidated financial statements.

OneSpan Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “OneSpan,” “Company,” “we,” “our,” and “us,” refer to OneSpan Inc. and its subsidiaries.

Note 1 – Description of the Company and Basis of Presentation

Description of the Company
OneSpan helps organizations build secure, seamless, and trusted digital experiences through two solution portfolios: Cybersecurity and Digital Agreements. Our cybersecurity solutions protect identities, secure mobile apps, and safeguard access through advanced high-assurance authentication, threat intelligence, fraud prevention, and mobile app protection, defending users, devices, and applications against sophisticated attacks. Our digital agreement solutions streamline agreement workflows with secure e-signatures, identity verification, and smart digital forms, built to enable speed, compliance and exceptional customer experiences. Trusted by leading global enterprises, including more than 60% of the world’s 100 largest banks, OneSpan processes over a hundred million digital agreements and billions of secure authentication transactions across more than 120 countries each year. OneSpan has operations in Austria, Australia, Belgium, Canada, China, France, Germany, India, Japan, The Netherlands, Singapore, Spain, Switzerland, the United Arab Emirates, the United Kingdom (U.K.), and the United States (U.S.).
Dividends
During the three months ended September 30, 2026, the Company paid its quarterly cash dividend declared on September 4, 2026 as part of a recurring quarterly dividend program. The quarterly cash dividend of $0.13 per share was paid to shareholders of record as of the close of business on August 14, 2026. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors.
Share Repurchase Program
During the nine months ended September 30, 2026, the Company repurchased 0.2 million shares of its common stock for $2.9 million under its new share repurchase program adopted in May 2026. As of September 30, 2026, approximately $47.1 million remained available for potential future repurchases under the repurchase program.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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
Foreign Currency Translation and Transactions
The financial position and results of operations of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars using current exchange rates as of the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are charged or credited to other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other income (expense), net. Foreign exchange transaction losses aggregated to $0.1 million and $0.8 million for the three and nine months ended September 30, 2026, respectively. Foreign exchange transaction losses aggregated to $0.2 million and $1.3 million for the three and nine months ended September 30, 2025, respectively.
Note 2 – Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 26, 2026 that impact the Company’s condensed consolidated financial statements and related notes.
Other Accrued Expenses
Other accrued expenses consist of the following:

(In thousands)	September 30, 2026	December 31, 2025
Current operating lease liabilities	$2,229	$2,262
Accrued sales tax and VAT	1,574	2,213
Acquisition hold back (1)	4,988	2,700
Other accrued expenses	4,413	3,602
Accrued professional fees	832	1,082
Total	$14,036	$11,859
(1) Includes the deferred consideration of $0.5 million held back as a buffer for adjustments to the purchase consideration. See Note 6 – Business Acquisitions, for additional information.
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
Note 3 – Segment Information
Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and regularly provided to the chief operating decision maker ("CODM"), in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company's reportable segments are business units that offer different products and services and are as follows:
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
The tables below set forth information about the Company’s operating segments for the three and nine months ended September 30, 2026 and 2025, along with the items necessary to reconcile the segment information to the totals reported in the accompanying condensed consolidated financial statements.

	Three Months Ended September 30, 2026
(In thousands, except percentages)	Cybersecurity	Digital Agreements	Corporate and Other	Total
Revenue	$44,886	$18,999	$—	$63,885
Cost of goods sold	10,291	4,859	—	15,150
Gross profit	34,595	14,140	—	48,735

Gross margin	77%	74%	*	76%

Sales and marketing	9,117	3,375	1,507	13,999
Research and development	6,174	2,815	918	9,907
Other segment items (1)(3)	768	1,015	13,803	15,586
Operating income (loss) (2)(4)	18,536	6,935	(16,228)	9,243

Interest (expense) income, net				(80)
Other income (expense), net				292
Income before income taxes				$9,455

	Three Months Ended September 30, 2025
(In thousands, except percentages)	Cybersecurity	Digital Agreements	Corporate and Other	Total
Revenue	$40,322	$16,734	$—	$57,056
Cost of goods sold	10,325	4,728	—	15,053
Gross profit	29,997	12,006	—	42,003

Gross margin	74%	72%	*	74%

Sales and marketing	7,202	3,443	746	11,391
Research and development	5,689	2,917	190	8,796
Other segment items (1)(3)	431	1,487	11,671	13,589
Operating income (loss) (2)(4)	16,675	4,159	(12,607)	8,227

Interest (expense) income, net				388
Other income (expense), net				(208)
Income before income taxes				$8,407

	Nine Months Ended September 30, 2026
(In thousands, except percentages)	Cybersecurity	Digital Agreements	Corporate and Other	Total
Revenue	$134,362	$55,936	$—	$190,298
Cost of goods sold	33,969	14,597	—	48,566
Gross profit	100,393	41,339	—	141,732

Gross margin	75%	74%	*	74%

Sales and marketing	26,503	10,125	3,124	39,752
Research and development	18,429	8,699	1,763	28,891
Other segment items (1)(3)	2,320	3,326	34,641	40,287
Operating income (loss) (2)(4)	53,141	19,189	(39,528)	32,802

Interest (expense) income, net				(253)
Other income (expense), net				(47)
Income before income taxes				$32,502

	Nine Months Ended September 30, 2025
(In thousands, except percentages)	Cybersecurity	Digital Agreements	Corporate and Other	Total
Revenue	$132,270	$47,995	$—	$180,265
Cost of goods sold	33,365	13,839	—	47,204
Gross profit	98,905	34,156	—	133,061

Gross margin	75%	71%	*	74%

Sales and marketing	21,402	10,313	2,638	34,353
Research and development	15,966	9,510	692	26,168
Other segment items (1)(3)	902	3,930	31,793	36,625
Operating income (loss) (2)(4)	60,635	10,403	(35,123)	35,915

Interest (expense) income, net				1,812
Other income (expense), net				(886)
Income before income taxes				$36,841
*Percentage not meaningful.
(1) Cybersecurity other segment items includes general and administrative expense and amortization of intangibles for the three months ended September 30, 2026, and general and administrative expense, write-off of assets, and amortization of intangibles for the nine months ended September 30, 2026. Cybersecurity other segment items includes general and administrative expense and restructuring and other related charges for the three and nine months ended September 30, 2025.
(2) Cybersecurity operating income includes $1.1 million and $2.8 million of total amortization and depreciation expense for the three and nine months ended September 30, 2026, respectively. Cybersecurity operating income includes $0.4 million and $0.7 million of total amortization and depreciation expense for the three and nine months ended September 30, 2025, respectively.

Cybersecurity operating income does not include any restructuring and other related charges for the three and nine months ended September 30, 2026. Cybersecurity operating income includes less than $0.1 million and $0.3 million of restructuring and other related charges for the three and nine months ended September 30, 2025, respectively.
(3) Digital Agreements other segment items includes general and administrative expense and amortization of intangibles for the three and nine months ended September 30, 2026. Digital Agreements other segment items includes general and administrative expense and restructuring and other related charges for the three and nine months ended September 30, 2025.
(4) Digital Agreements operating income includes $2.1 million and $6.4 million of total amortization and depreciation expense for the three and nine months ended September 30, 2026, respectively. Digital Agreements operating income includes $1.9 million and $5.5 million of total amortization and depreciation expense for the three and nine months ended September 30, 2025, respectively.
Digital Agreements operating income does not include any restructuring and other related charges for the three and nine months ended September 30, 2026.
Digital Agreements operating income includes less than $0.1 million and $0.2 million of restructuring and other related charges for the three and nine months ended September 30, 2025, respectively.
The following tables illustrate the disaggregation of revenues by category and services, including a reconciliation of the disaggregated revenues to revenues from the Company’s two reportable operating segments for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026		2025
(In thousands)	Cybersecurity	Digital Agreements	Cybersecurity	Digital Agreements
Subscription (1)	$32,515	$18,978	$27,691	$16,705
Perpetual maintenance and services	1,920	21	2,901	29
Hardware products	10,451	—	9,730	—
Total Revenue	$44,886	$18,999	$40,322	$16,734

	Nine Months Ended September 30,
	2026		2025
(In thousands)	Cybersecurity	Digital Agreements	Cybersecurity	Digital Agreements
Subscription (1)	$95,026	$55,855	$87,345	$47,874
Perpetual maintenance and services	6,859	81	10,116	121
Hardware products	32,477	—	34,809	—
Total Revenue	$134,362	$55,936	$132,270	$47,995
(1) Cybersecurity subscription revenue during the three and nine months ended September 30, 2025 includes $6.6 million and $17.6 million, respectively, of term maintenance that has been reclassified from maintenance and services to align with the revised presentation of revenue described in Note 4 below. Digital Agreements subscription revenue during the three and nine months ended September 30, 2025 includes less than $0.1 million for all periods related to the reclassification from maintenance and services to align with the revised presentation of revenue.
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
Revenue by major products and services

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Subscription (1)	$51,493	$44,396	$150,881	$135,219
Perpetual maintenance and services	1,941	2,930	6,940	10,237
Hardware products	10,451	9,730	32,477	34,809
Total Revenue	$63,885	$57,056	$190,298	$180,265
(1) Subscription revenue during the three and nine months ended September 30, 2025 includes $6.6 million and $17.6 million, respectively, of term maintenance revenue that has been reclassified from maintenance and services to align with the revised presentation of revenue described above.
Revenue by location of customer
We classify our sales by customer location in three geographic regions: 1) the Americas, which includes North, Central, and South America; 2) EMEA, which includes Europe, Middle East and Africa; and 3) Asia Pacific (APAC), which includes Australia and New Zealand. The breakdown of revenue in each of our major geographic areas was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	2026	2025
Revenue
Americas	$27,534	$26,105	$80,412	$71,079
EMEA	23,815	21,430	73,278	75,834
APAC	12,536	9,521	36,608	33,352
Total revenue	$63,885	$57,056	$190,298	$180,265

% of Total Revenue
Americas	43%	46%	42%	39%
EMEA	37%	38%	39%	42%
APAC	20%	16%	19%	19%

Timing of revenue recognition

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Products and licenses transferred at a point in time	$32,150	$27,712	$95,844	$97,189
Services transferred over time	31,735	29,344	94,454	83,076
Total Revenue	$63,885	$57,056	$190,298	$180,265
Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
(In thousands)	2026	2025
Receivables, inclusive of trade and unbilled	$41,842	$55,999
Contract Assets (current and non-current)	$17,345	$20,136
Contract Liabilities (Deferred Revenue current and non-current)	$59,241	$74,180
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
Revenue recognized during the nine months ended September 30, 2026 included $63.7 million that was included on the December 31, 2025 consolidated balance sheet in contract liabilities. Deferred revenue decreased in the same period due to timing of annual renewals.
Transaction price allocated to the remaining performance obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of the period. The following table includes expected revenue to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2026:

(In thousands)	2026	2027	2028	Beyond 2028	Total
Future revenue related to current unsatisfied performance obligations	$21,160	$51,762	$29,848	$9,898	$112,668
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
The following tables provide information related to the capitalized costs and amortization recognized in the current and prior period within "Other current assets" and "Other assets" on the condensed consolidated balance sheets:

(In thousands)	September 30, 2026	December 31, 2025
Capitalized costs to obtain contracts, current	$5,596	$5,223
Capitalized costs to obtain contracts, non-current	$11,896	$12,558

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Amortization of capitalized costs to obtain contracts	$1,435	$1,270	$4,147	$3,630
Note 5 – Inventories, net
Inventories, net, consisting principally of hardware and component parts, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method.
Inventories, net consist of the following:

(In thousands)	September 30, 2026	December 31, 2025
Component parts	$3,114	$4,092
Finished goods	7,988	6,374
Total	$11,102	$10,466
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

Pursuant to the terms of the B38 Merger Agreement, the total provisional purchase consideration for the acquisition was $37.9 million, consisting of $34.6 million in cash consideration paid, $0.9 million in cash acquired, and $2.4 million in deferred consideration. Of the deferred amount, $1.9 million (the "Holdback Amount") has been held back as security for certain potential liabilities of Build38. Any unused portion of the Holdback Amount will be released to Build38 security holders 18 months after the closing date. The remaining deferred amount of $0.5 million has been held back as a buffer for adjustments to the purchase consideration based upon the closing date financial statements, which are expected to be settled in the fourth quarter of 2026. The Company incurred transaction related expenses of $2.1 million in connection with the acquisition of Build38, of which $1.6 million was expensed on the consolidated statement of operations for the year ended December 31, 2025 while the remaining $0.5 million was expensed during the nine months ended September 30, 2026.
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
The excess of the provisional purchase price over the estimated fair value of the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill, which is primarily attributable to expected growth opportunities, potential synergies from combining the acquired business into the Company’s existing businesses and an assembled workforce. Goodwill is not expected to be deductible for tax purposes.
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
The initial accounting for the acquisition is not complete, and measurement period adjustments may be recorded in fiscal year 2026, but no later than one year from the acquisition date. The areas that remain provisional primarily relate to (i) the assessment of deferred income tax assets and (ii) the finalization of the net working capital adjustment, which is required to be settled within 90 days of the acquisition date, subject to seller shareholder approval and requests for extensions, and may impact the total purchase consideration. The Company believes the information currently available provides a reasonable basis for the provisional fair values of assets acquired and liabilities assumed. The Company will continue to evaluate these items and record necessary adjustments within the allowable measurement period.
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
Note 7 – Goodwill
The following table presents the changes in goodwill during the nine months ended September 30, 2026:

(In thousands)	Cybersecurity	Digital Agreements	Total
Net balance at December 31, 2025	$82,240	$21,600	$103,840
Acquisition during the period (1)	25,962	—	25,962
Foreign currency exchange rate effect	(1,654)	(461)	(2,115)
Net balance at September 30, 2026	$106,548	$21,139	$127,687
(1)    Represents goodwill recorded in conjunction with the acquisition of Build38 for the nine months ended September 30, 2026. See Note 6 – Business Acquisitions, for additional information.
No impairment of goodwill was recorded during the nine months ended September 30, 2026 and 2025.
Note 8 – Intangible Assets, net
Intangible assets, net as of September 30, 2026 and December 31, 2025 consist of the following:

		As of September 30, 2026		As of December 31, 2025
(In thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	6 to 7	$28,471	$(19,302)	$21,397	$(18,237)
Customer relationships	1 to 12	29,759	(25,845)	29,317	(23,679)
Patents, trademarks, and other	10 to 20	5,249	(4,201)	5,080	(4,137)
Total		$63,479	$(49,348)	$55,794	$(46,053)

Amortization expense was $1.2 million and $3.3 million for the three and nine months ended September 30, 2026, respectively, compared to $0.7 million and $2.0 million for the three and nine months ended September 30, 2025, respectively. Amortization expense includes cost of sales amortization expense directly related to delivering cloud subscription revenue of $0.4 million and $1.0 million for the three and nine months ended September 30, 2026, respectively. There was no cost of sales amortization expense for the three and nine months ended September 30, 2025. Costs included in cost of sales are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
Certain intangible assets are denominated in functional currencies besides the U.S. Dollar and are subject to currency fluctuations.
There was no impairment of intangible assets recorded during the nine months ended September 30, 2026 and 2025.
Note 9 – Property and Equipment, net
The following table presents the major classes of property and equipment, net, as of September 30, 2026 and December 31, 2025:

(In thousands)	September 30, 2026	December 31, 2025
Office equipment and software	$9,827	$9,768
Leasehold improvements	8,105	8,000
Furniture and fixtures	3,877	3,861
Capitalized software	35,555	26,575
Total	57,364	48,204
Accumulated depreciation	(32,453)	(25,970)
Property and equipment, net	$24,911	$22,234
Depreciation expense was $2.2 million and $6.7 million for the three and nine months ended September 30, 2026, respectively, compared to $1.8 million and $5.2 million for the three and nine months ended September 30, 2025, respectively. Depreciation expense includes cost of sales depreciation expense directly related to delivering cloud subscription revenue of $1.7 million and $5.2 million for the three and nine months ended September 30, 2026, respectively, and $1.3 million and $3.7 million for the three and nine months ended September 30, 2025, respectively, and are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
The Company wrote-off internal capitalized software of $0.3 million during the nine months ended September 30, 2026 related to an in process software project similar to the mobile application protection solution acquired in the Build38 acquisition. As a result, the Company determined this software project to have no future benefit.
Note 10 – Fair Value Measurements
The fair values of cash equivalents, accounts receivable, and accounts payable approximate their carrying amounts due to their short duration. The fair value of the Company's variable rate revolving credit facility approximates its carrying value and is based on Level 2 inputs as it is estimated using observable markets inputs such as current interest rates and credit spreads for similar instruments. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing base upon its own market assumptions.
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
•Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following tables summarize the Company’s financial assets by level in the fair value hierarchy as of September 30, 2026 and December 31, 2025:

	Fair Value Measurement at Reporting Date Using
(In thousands)	September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Term Deposit	$11,303	$11,303	$—	$—
Money Market Funds	$21,031	$21,031	$—	$—

	Fair Value Measurement at Reporting Date Using
(In thousands)	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$31,391	$31,391	$—	$—
The Company did not have any financial liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.
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
The changes in the allowance for credit losses during the nine months ended September 30, 2026 were as follows:

(In thousands)
Balance at December 31, 2025	$1,227
Provision for credit losses	19
Write-offs	(256)
Balance at September 30, 2026	$990

Note 12 – Debt

On June 23, 2025, the Company entered into a $100.0 million credit agreement (the “Credit Agreement") with MUFG Bank, Ltd ("MUFG"), as administrative agent, swingline lender and L/C issuer, and other lenders party thereto. The Credit Agreement provides for a $100.0 million revolving credit facility with a $10.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit. As of September 30, 2026, the Company had $0.4 million letters of credit outstanding and $5.0 million of borrowings outstanding under the Credit Agreement. Any outstanding letters of credit reduce the availability of funds to borrow. On October 6, 2026, the Company repaid in full the total amount of borrowings outstanding under the Credit Agreement.

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

The Company capitalized $1.9 million of lender and third-party debt issuance costs incurred in connection with the Credit Agreement and will amortize these costs to interest expense over the term of the revolving credit facility. For the three and nine months ended September 30, 2026, the amortization of debt issuance costs was $0.1 million and $0.3 million. As of September 30, 2026, the current portion of the debt issuance costs were $0.4 million and are included in the "Other current assets" line in the consolidated balance sheets and the non-current portion of the debt issuance costs were $1.0 million and are included in the "Other assets" line in the consolidated balance sheets.

Note 13 – Leases
Operating lease cost details for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Building rent	$310	$268	$874	$700
Automobile rentals	327	358	975	973
Total net operating lease costs	$637	$626	$1,849	$1,673
At September 30, 2026, the Company’s weighted average remaining lease term for its operating leases is 4.2 years, and the weighted average discount rate for its operating leases is 6%.
During the nine months ended September 30, 2026, there were $2.6 million of operating cash payments for lease liabilities and $2.5 million of right-of-use assets obtained in exchange for new lease liabilities.
Maturities of the Company’s operating leases as of September 30, 2026 are as follows:

(In thousands)	As of September 30, 2026
2026	$607
2027	2,644
2028	2,549
2029	1,584
2030	823
Later years	1,269
Less imputed interest	(1,085)
Total lease liabilities	$8,391
Note 14 – Income Taxes
The Company’s estimated annual effective tax rate for 2026 before discrete items is expected to be approximately 20%. The Company’s global effective tax rate approximates the U.S. statutory tax rate of 21% primarily due to the benefit from Foreign-Derived Deduction Eligible Income (FDDEI) and R&D credits that are offset by differences in foreign income tax rates, nondeductible expenses, and Net CFC Tested Income (NCTI), net of foreign tax credit. The ultimate tax expense will depend on the mix of earnings in various jurisdictions. Income taxes, net of refunds, of $7.0 million and $6.0 million were paid during the nine months ended September 30, 2026 and 2025, respectively.
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
During the nine months ended September 30, 2026, the Company awarded 0.7 million restricted stock units subject to time-based vesting. The fair value of the unissued time-based restricted stock unit grants was $7.5 million at the dates of grant and the grants are being amortized over the vesting period of three years.
During the nine months ended September 30, 2026, the Company awarded restricted stock units subject to the achievement of service and future performance criteria, which allows for up to 0.9 million shares to be earned if the performance criteria are achieved at the target level. The fair value of these awards was $9.2 million at the dates of grant and the awards are being amortized over the requisite service period of three years. The Company currently believes that approximately 167% of these shares are expected to be earned.
The following table summarizes total compensation expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Stock-based compensation	$5,484	$3,374	$10,802	$9,601
Other long-term incentive plan compensation (1)	15	16	43	46
Total compensation	$5,499	$3,390	$10,845	$9,647

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

The details of the earnings per share calculations for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2026	2025	2026	2025
Net income	$7,798	$6,514	$26,144	$29,361
Weighted average common shares outstanding:
Basic	37,121	38,136	37,313	38,149
Incremental shares with dilutive effect:
Restricted stock units	1,918	632	1,086	696
Diluted	39,039	38,768	38,399	38,845

Net income per share:
Basic	$0.21	$0.17	$0.70	$0.77
Diluted	$0.20	$0.17	$0.68	$0.76
Note 17 – Legal Proceedings and Contingencies
The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of business. The Company currently does not anticipate that these matters, if resolved against the Company, will have a material adverse impact on its financial results or financial condition.
The Company accrues loss contingencies when losses become probable and are reasonably estimable. As of September 30, 2026, the Company has no probable and reasonably estimable loss contingencies.
The Company does not accrue for contingent losses that, in the judgment of the Company, are considered to be reasonably possible, but not probable. Although the Company intends to defend its legal matters vigorously, the ultimate outcome of these matters is uncertain. However, the Company does not expect the potential losses, if any, to have a material adverse impact on its operating results, cash flows, or financial condition. As of September 30, 2026, the Company does not have any reasonably possible losses for which an estimate can be made.
Note 18 – Subsequent Events
On October 29, 2026, the Board of Directors declared a quarterly cash dividend of $0.13 per share as part of the Company's recurring quarterly dividend program initiated in December 2024. This dividend will be paid on December 4, 2026 to shareholders of record as of the close of business on November 13, 2026. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “OneSpan,” “Company,” “we,” “our,” and “us” refer to OneSpan Inc. and its subsidiaries.
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of OneSpan for the three- and nine-month periods ended September 30, 2026 and 2025 as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”).
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
We seek to drive profitable, efficient growth in both operating segments, with a particular emphasis on subscription revenue growth. Both operating segments were profitable for the three and nine months ended September 30, 2026, and Cybersecurity and Digital Agreements subscription revenue grew 17% and 14%, respectively, as compared to the three months ended September 30, 2025, respectively, and 9% and 17% as compared to the nine months ended September 30, 2025, respectively.
Overview of Key Factors Impacting our Results of Operations
As discussed in greater detail below in "Results of Operations", the following factors had a significant impact on our financial results for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025.
Foreign exchange rate impact for the nine months ended September 30, 2026. Changes in foreign exchange rates, in particular the weakening of the U.S. Dollar relative to the Euro, favorably impacted total revenue, Cybersecurity revenue, and Digital Agreements revenue by $3.2 million, $2.9 million, and $0.3 million, respectively, for the nine months ended September 30, 2026 as compared to the same period in 2025.
Recent acquisitions. In June 2025, we acquired Nok Nok Labs, Inc. ("Nok Nok Labs"), a leading provider of passwordless software authentication solutions, and in February 2026, we acquired Build38 GmbH ("Build38"), a leader in next-generation mobile application protection solutions. See Note 6, Business Acquisitions, for additional information about these two transactions.
Increase in multi-year on-premises term subscription contracts. Revenue for the Cybersecurity segment for the three months ended September 30, 2026 was positively impacted by a shift of certain customers from single-year to multi-year on-premises term subscription contracts. Although on-premises term subscription contracts may have a term of up to five years, we generally recognize the license revenue upfront after the contract becomes effective. This customer shift from single-year to multi-year contracts resulted in a $2.3 million positive year-over-year revenue impact.
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
Historically, operating expenses have been impacted by changes in foreign exchange rates. We estimate the change in currency rates during the three months ended September 30, 2026 compared to the comparable prior year period resulted in a decrease in operating expenses of $0.2 million. We estimate the change in currency rates during the nine months ended September 30, 2026 compared to the comparable prior year period resulted in an increase in operating expenses of $1.1 million.

The comparison of operating expenses can also be impacted significantly by costs related to our stock-based and long-term incentive plans. Long-term incentive plan compensation expense includes both stock-based incentives and an immaterial amount of cash-based incentives. During the three months ended September 30, 2026 and 2025, operating expenses included $5.5 million and $3.4 million, respectively, of expenses related to stock-based and long-term incentive plans. During the nine months ended September 30, 2026 and 2025, operating expenses included $10.8 million and $9.6 million, respectively, of expenses related to stock-based and long-term incentive plans.

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
•Restructuring and related charges. Restructuring and other related charges consists of employee costs incurred in connection with headcount reductions, which include severance, retention pay, and related benefits, real estate rationalization costs, which include lease contract termination costs, asset impairment charges, and lease right-of-use asset and lease liability write-off gains or losses; product and services optimization costs, which include write-offs of capitalized software assets no longer in use; write-offs of acquired technology and capitalized software; and vendor rationalization costs for contractually committed services that we are no longer utilizing. Prior to 2026, these costs were incurred in connection with restructuring plans previously approved by the Company's Board of Directors. There were no costs recorded for restructuring and related charges during the nine months ended September 30, 2026.
Segment Results
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

Impact of Currency Fluctuations
During the three months ended September 30, 2026 and 2025, we generated approximately 78% and 75% of our revenues, respectively, and incurred approximately 51% and 53% of our operating expenses, respectively, outside of the U.S. During the nine months ended September 30, 2026 and 2025, we generated approximately 78% and 79% of our revenues, respectively, and incurred approximately 55% and 55% of our operating expenses, respectively, outside of the U.S. As a result, changes in currency exchange rates, especially the Euro exchange rate and the Canadian Dollar exchange rate, can have a significant impact on our revenue and operating expenses.

While the majority of our revenue is generated outside of the U.S., a significant amount of our revenue earned during the nine months ended September 30, 2026 was denominated in U.S. Dollars. For the nine months ended September 30, 2026, approximately 60% of our revenue was denominated in U.S. Dollars, 37% was denominated in Euros and 3% was denominated in other currencies. For the nine months ended September 30, 2025, approximately 57% of our revenue was denominated in U.S. Dollars, 40% was denominated in Euros and 3% was denominated in other currencies.

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

Translation adjustments arising from differences in exchange rates generated a comprehensive loss of $0.3 million and $2.5 million during the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2025, translation adjustments arising from differences in exchange rates generated a comprehensive loss of $0.9 million and comprehensive income of $7.3 million, respectively.

Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations in other income (expense), net. Foreign exchange transaction losses aggregated $0.1 million and $0.8 million for the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2025, losses resulting from foreign currency transactions were $0.2 million and $1.3 million, respectively.

Results of Operations
The following table sets forth information about the Company's two operating segments, for the periods indicated, and selected segment and condensed consolidated operating results. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment.

	Three Months Ended September 30, 2026
(In thousands, except percentages)	Cybersecurity	Digital Agreements	Corporate and Other	Total
Revenue	$44,886	$18,999	$—	$63,885
Cost of goods sold	10,291	4,859	—	15,150
Gross profit	34,595	14,140	—	48,735

Gross margin	77%	74%	*	76%

Sales and marketing	9,117	3,375	1,507	13,999
Research and development	6,174	2,815	918	9,907
Other segment items (1)(3)	768	1,015	13,803	15,586
Operating income (loss) (2)(4)	18,536	6,935	(16,228)	9,243

Interest (expense) income, net				(80)
Other income (expense), net				292
Income before income taxes				$9,455

	Three Months Ended September 30, 2025
(In thousands, except percentages)	Cybersecurity	Digital Agreements	Corporate and Other	Total
Revenue	$40,322	$16,734	$—	$57,056
Cost of goods sold	10,325	4,728	—	15,053
Gross profit	29,997	12,006	—	42,003

Gross margin	74%	72%	*	74%

Sales and marketing	7,202	3,443	746	11,391
Research and development	5,689	2,917	190	8,796
Other segment items (1)(3)	431	1,487	11,671	13,589
Operating income (loss) (2)(4)	16,675	4,159	(12,607)	8,227

Interest (expense) income, net				388
Other income (expense), net				(208)
Income before income taxes				$8,407

	Nine Months Ended September 30, 2026
(In thousands, except percentages)	Cybersecurity	Digital Agreements	Corporate and Other	Total
Revenue	$134,362	$55,936	$—	$190,298
Cost of goods sold	33,969	14,597	—	48,566
Gross profit	100,393	41,339	—	141,732

Gross margin	75%	74%	*	74%

Sales and marketing	26,503	10,125	3,124	39,752
Research and development	18,429	8,699	1,763	28,891
Other segment items (1)(3)	2,320	3,326	34,641	40,287
Operating income (loss) (2)(4)	53,141	19,189	(39,528)	32,802

Interest (expense) income, net				(253)
Other income (expense), net				(47)
Income before income taxes				$32,502

	Nine Months Ended September 30, 2025
(In thousands, except percentages)	Cybersecurity	Digital Agreements	Corporate and Other	Total
Revenue	$132,270	$47,995	$—	$180,265
Cost of goods sold	33,365	13,839	—	47,204
Gross profit	98,905	34,156	—	133,061

Gross margin	75%	71%	*	74%

Sales and marketing	21,402	10,313	2,638	34,353
Research and development	15,966	9,510	692	26,168
Other segment items (1)(3)	902	3,930	31,793	36,625
Operating income (loss) (2)(4)	60,635	10,403	(35,123)	35,915

Interest (expense) income, net				1,812
Other income (expense), net				(886)
Income before income taxes				$36,841
*Percentage not meaningful.
(1) Cybersecurity other segment items includes general and administrative expense and amortization of intangibles for the three months ended September 30, 2026, and general and administrative expense, write-off of assets, and amortization of intangibles for the nine months ended September 30, 2026. Cybersecurity other segment items includes general and administrative expense and restructuring and other related charges for the three and nine months ended September 30, 2025.
(2) Cybersecurity operating income includes $1.1 million and $2.8 million of total amortization and depreciation expense for the three and nine months ended September 30, 2026, respectively. Cybersecurity operating income includes

$0.4 million and $0.7 million of total amortization and depreciation expense for the three and nine months ended September 30, 2025, respectively.
Cybersecurity operating income does not include any restructuring and other related charges for the three and nine months ended September 30, 2026. Cybersecurity operating income includes less than $0.1 million and $0.3 million of restructuring and other related charges for the three and nine months ended September 30, 2025, respectively.
(3) Digital Agreements other segment items includes general and administrative expense and amortization of intangibles for the three and nine months ended September 30, 2026. Digital Agreements other segment items includes general and administrative expense and restructuring and other related charges for the three and nine months ended September 30, 2025.
(4) Digital Agreements operating income includes $2.1 million and $6.4 million of total amortization and depreciation expense for the three and nine months ended September 30, 2026, respectively. Digital Agreements operating income includes $1.9 million and $5.5 million of total amortization and depreciation expense for the three and nine months ended September 30, 2025, respectively.
Digital Agreements operating income does not include any restructuring and other related charges for the three and nine months ended September 30, 2026.
Digital Agreements operating income includes less than $0.1 million and $0.2 million of restructuring and other related charges for the three and nine months ended September 30, 2025, respectively.
Revenue
Revenue by products and services allocated to the segments for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,
	2026		2025
(In thousands)	Cybersecurity	Digital Agreements	Cybersecurity	Digital Agreements
Subscription (1)	$32,515	$18,978	$27,691	$16,705
Perpetual maintenance and services	1,920	21	2,901	29
Hardware products	10,451	—	9,730	—
Total Revenue	$44,886	$18,999	$40,322	$16,734

	Nine Months Ended September 30,
	2026		2025
(In thousands)	Cybersecurity	Digital Agreements	Cybersecurity	Digital Agreements
Subscription (1)	$95,026	$55,855	$87,345	$47,874
Perpetual maintenance and services	6,859	81	10,116	121
Hardware products	32,477	—	34,809	—
Total Revenue	$134,362	$55,936	$132,270	$47,995
(1) Cybersecurity and Digital Agreements subscription revenue during the three months ended September 30, 2025 includes $6.6 million and less than $0.1 million, respectively, of term maintenance that has been reclassified from maintenance and services to align with the revised presentation of revenue. Cybersecurity and Digital Agreements subscription revenue during the nine months ended September 30, 2025 includes $17.6 million and less than $0.1 million, respectively, of term maintenance that has been reclassified from maintenance and services to align with the revised presentation of revenue. See Note 4, Revenue from Contracts with Customers, for additional information.
Total revenue increased by $6.8 million, or 12%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Changes in foreign exchange rates as compared to the same period in 2025 negatively impacted revenue by approximately $0.2 million. Total revenue increased by $10.0 million, or 6%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Changes in foreign exchange rates as compared to the same period in 2025 favorably impacted revenue by approximately $3.2 million.

Additional information on our revenue by segment follows.
•Cybersecurity revenue increased $4.6 million, or approximately 11%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase in Cybersecurity revenue for the three month period was driven by increases in subscription and hardware revenue, partially offset by a decrease in perpetual maintenance revenue due to contract transitions to term-based arrangements. The increase in subscription revenue was driven by customer expansion contracts, including an increase in multi-year term license revenue, new logo and new product revenue, revenue from Build38, and an increase in past-due renewal catch-up revenue. The increase in hardware revenue was driven by timing of shipments and a more favorable mix of higher priced hardware devices sold, partially offset by lower volumes. For the nine months ended September 30, 2026, Cybersecurity revenue increased $2.1 million, or approximately 2%, compared to the nine months ended September 30, 2025. The increase in Cybersecurity revenue for the nine month period was driven by an increase in subscription revenue, partially offset by decreases in hardware and perpetual maintenance revenue. The increase in subscription revenue was primarily driven by recent acquisitions, customer expansion contracts, new logos and new product revenue. The decrease in hardware revenue was due to a lower volume of hardware devices sold, partially offset by a more favorable mix of higher priced devices sold. The decrease in perpetual maintenance revenue was due to contract transitions to term-based arrangements. Changes in foreign exchange rates for the three months ended September 30, 2026 compared to the same period in 2025 negatively impacted Cybersecurity revenue by $0.2 million. Changes in foreign exchange rates for the nine months ended September 30, 2026 compared to the same period in 2025 favorably impacted Cybersecurity revenue by $2.9 million.
•Digital Agreements revenue increased $2.3 million, or 14%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. For the nine months ended September 30, 2026, Digital Agreements revenue increased $7.9 million, or 17%, compared to the nine months ended September 30, 2025. The increase in revenue for both periods was primarily driven by an increase in overage usage fees, subscription revenue from existing customer expansions, and new logos. Changes in foreign exchange rates for the three months ended September 30, 2026, compared to the same period in 2025, favorably impacted Digital Agreements revenue by less than $0.1 million. Changes in foreign exchange rates for the nine months ended September 30, 2026, compared to the same period in 2025, favorably impacted Digital Agreements revenue by $0.3 million.
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
Revenue by Geographic Regions: We classify our sales by customer location in three geographic regions: 1) the Americas, which includes North, Central, and South America; 2) EMEA, which includes Europe, Middle East and Africa; and 3) Asia Pacific (APAC), which includes Australia and New Zealand. The breakdown of revenue in each of our major geographic areas was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	2026	2025
Revenue
Americas	$27,534	$26,105	$80,412	$71,079
EMEA	23,815	21,430	73,278	75,834
APAC	12,536	9,521	36,608	33,352
Total revenue	$63,885	$57,056	$190,298	$180,265

% of Total Revenue
Americas	43%	46%	42%	39%
EMEA	37%	38%	39%	42%
APAC	20%	16%	19%	19%
For the three months ended September 30, 2026, revenue generated in the Americas was $1.4 million, or 5%, higher than the three months ended September 30, 2025. For the nine months ended September 30, 2026, revenue generated in the Americas was $9.3 million, or 13%, higher than the same period in 2025. The increase in revenue for both periods was primarily due to increases in Digital Agreements and Cybersecurity software revenue, partially offset by a decrease in Cybersecurity hardware revenue.
For the three months ended September 30, 2026, revenue generated in EMEA was $2.4 million, or 11%, higher than the same period in 2025. The increase was primarily driven by increases in Cybersecurity software and Digital Agreements revenue, partially offset by a decrease in Cybersecurity hardware revenue. For the nine months ended September 30, 2026, revenue generated in EMEA was $2.6 million, or 3%, lower than the same period in 2025. The decrease was primarily due to a decrease in Cybersecurity hardware revenue and to a lesser extent, Cybersecurity software revenues, partially offset by an increase in Digital Agreements revenue.
For the three months ended September 30, 2026, revenue generated in APAC was $3.0 million, or 32%, higher than the three months ended September 30, 2025. The increase was primarily driven by an increase in Cybersecurity hardware revenue, and to a lesser extent, Cybersecurity software revenue. For the nine months ended September 30, 2026, revenue generated in APAC was $3.3 million, or 10%, higher than the same period in 2025. The increase was primarily driven by increases in both Cybersecurity hardware and software revenues.
Cost of Goods Sold and Gross Margin
The following table presents cost of goods sold for our products and services for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	2026	2025
Cost of goods sold
Product and license	$6,114	$7,030	$21,505	$24,044
Services and other	9,036	8,023	27,061	23,160
Total cost of goods sold	$15,150	$15,053	$48,566	$47,204

Gross profit	$48,735	$42,003	$141,732	$133,061

Gross margin
Product and license	81%	75%	77%	75%
Services and other	72%	73%	72%	72%
Total gross margin	76%	74%	74%	74%

The cost of product and license revenue decreased by $0.9 million, or 13%, and $2.5 million, or 11%, during the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025. The decrease in the cost of product and license revenue for the three months ended September 30, 2026 was primarily driven by lower hardware cost of sales due to a more favorable mix of hardware products shipped, and to a lesser extent, lower software license costs due to a higher mix of multi-year term license revenue. The decrease for the nine months ended September 30, 2026 was primarily driven by lower hardware cost of sales due to lower volume and a more favorable mix of hardware products shipped.
The cost of services and other revenue increased by $1.0 million, or 13%, and $3.9 million, or 17% during the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. The increase in both periods is largely attributed to higher third-party license costs as well as amortization of intangible assets related to our acquisitions, and depreciation of internally developed assets related to the enhancement of our platform.
Gross profit increased by $6.7 million, or 16%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Gross margin was 76% for the three months ended September 30, 2026, as compared to 74% for the three months ended September 30, 2025.
Gross profit increased by $8.7 million, or 7%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Gross margin was 74% for both the nine months ended September 30, 2026 and 2025.
The majority of our inventory purchases are denominated in U.S. Dollars. Our sales are denominated in various currencies, including the Euro. The impact of changes in currency rates are estimated to have had a favorable impact on overall cost of goods sold of $0.3 million for the three months ended September 30, 2026 and an unfavorable $0.6 million for the nine months ended September 30, 2026. Had currency rates during the three months ended September 30, 2026 been equal to rates in the comparable period of 2025, the gross margin would have been less than 1 percentage point higher, driven by the favorable currency rate impact to revenue. Had currency rates during the nine months ended September 30, 2026 been equal to rates in the comparable period of 2025, the gross margin would have been 2 percentage points lower.
Additional information on our gross profit by segment follows.
•Cybersecurity gross profit increased by $4.6 million, or 15%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Cybersecurity gross margin was 77% during the three months ended September 30, 2026, compared to 74% for the three months ended September 30, 2025. For the nine months ended September 30, 2026, Cybersecurity gross profit increased $1.5 million, or 2%, compared to the same period in 2025. Cybersecurity gross margin for the nine months ended September 30, 2026 was 75%, compared to 75% for the nine months ended September 30, 2025. The increase in Cybersecurity gross profit for both periods was primarily driven by increased revenue, discussed above, and favorable hardware mix, partially offset by incremental amortization of capitalized software costs related to the acquisition of Build38.
•Digital Agreements gross profit increased $2.1 million, or 18%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Digital Agreements gross margin for the three months ended September 30, 2026 was 74%, compared to 72% for the three months ended September 30, 2025. For the nine months ended September 30, 2026, Digital Agreements gross profit increased $7.2 million, or 21%, compared to the same period ended September 30, 2025. Digital Agreements gross margin for the nine months ended September 30, 2026 was 74%, compared to 71% for the nine months ended September 30, 2025. The increase in gross profit for both periods was primarily driven by increased revenue, discussed above, and to a lesser extent, lower cloud infrastructure costs.
Operating Expenses
Operating expenses increased by $5.7 million, or 17%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. For the three months ended September 30, 2026, changes in foreign exchange rates decreased operating expenses by approximately $0.2 million as compared to the same period in 2025. Operating expenses increased by $11.8 million, or 12%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. For the nine months ended September 30, 2026, changes in foreign exchange rates increased operating expenses by approximately $1.1 million as compared to the same period in 2025.
The following table presents the breakout of operating expenses by category for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Operating costs
Sales and marketing	$13,999	$11,391	$39,752	$34,353
Research and development	9,907	8,796	28,891	26,168
General and administrative	14,811	12,152	37,725	33,478
Amortization of intangible assets	775	741	2,248	1,982
Write-off of assets	—	—	314	—
Restructuring and other related charges	—	696	—	1,165
Total operating costs	$39,492	$33,776	$108,930	$97,146
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended September 30, 2026 increased by $2.6 million, or 23%, compared to the three months ended September 30, 2025. Sales and marketing expenses for the nine months ended September 30, 2026 increased by $5.4 million, or 16%, compared to the nine months ended September 30, 2025. The increase in expense for both periods was driven primarily by higher employee compensation costs, which included higher headcount from organic hires and from the two recent acquisitions, as well as increases in salaries, benefits, bonus and share-based compensation, and commissions.
Average full-time sales, marketing, support, and operating employee headcount for the three and nine months ended September 30, 2026 was 176 and 174, respectively, compared to 169 and 165 for the three and nine months ended September 30, 2025, respectively. Average headcount was 4% and 5% higher for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025.
Research and Development Expenses
Research and development expenses for the three months ended September 30, 2026 increased by $1.1 million, or 13%, compared to the three months ended September 30, 2025, which was largely driven by higher employee compensation costs from the most recent acquisition, offset partially by higher internal software capitalization costs. Research and development expenses for the nine months ended September 30, 2026 increased by $2.7 million, or 10%, compared to the nine months ended September 30, 2025. The increase for the period was primarily driven by higher employee compensation costs, largely due to higher headcount from the two recent acquisitions, and higher consulting costs, offset partially by higher internal software capitalization costs.
Average full-time research and development employee headcount for the three and nine months ended September 30, 2026 was 265 and 255, respectively, compared to 238 and 229 for the three and nine months ended September 30, 2025, respectively. Average headcount was 11% higher for both the three and nine months ended September 30, 2026 compared to the same periods in 2025.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2026 increased by $2.7 million, or 22%, compared to the three months ended September 30, 2025, which was primarily due to higher employee compensation costs and higher provision for credit losses and related write-offs, offset partially by lower consulting expenses compared to the prior year period. General and administrative expenses for the nine months ended September 30, 2026 increased by $4.2 million, or 13%, compared to the nine months ended September 30, 2025. The increase in expense for the period was largely driven by higher employee compensation costs, higher non-recurring acquisition-related advisor costs, and a lower recovery for credit losses and related write-offs, offset by lower consulting expenses compared to the prior year period.

Average full-time general and administrative employee headcount for the three and nine months ended September 30, 2026 was 90 and 91, respectively, compared to 89 and 88 for the three and nine months ended September 30, 2025, respectively. Average headcount was 1% and 3% higher for the three and nine months ended September 30, 2026 compared to the same periods in 2025, respectively.
Amortization of Intangible Assets
Amortization of intangible assets expense for the three months ended September 30, 2026 increased by less than $0.1 million, or 5%, compared to the three months ended September 30, 2025. Amortization of intangible assets expense for the nine months ended September 30, 2026 increased by $0.3 million, or 13%, compared to the nine months ended September 30, 2025. The increase in amortization expense for both periods was driven by an increase in acquired intangible assets due to the two recent acquisitions.
Segment Operating Income (Loss)
Information on our operating income (loss) by segment follows.
•Cybersecurity operating income for the three months ended September 30, 2026 was $18.5 million, an increase of $1.9 million, or 11%, compared to the three months ended September 30, 2025. This increase was largely due to higher revenue, partially offset by higher operating expenses as a result of organic investments and incremental headcount from the acquisition of Build38. Operating income for the nine months ended September 30, 2026 was $53.1 million, a decrease of $7.5 million, or 12%, from the nine months ended September 30, 2025. This decrease was largely due to higher operating expenses as a result of organic investments and incremental headcount from acquisitions, partially offset by higher revenue.
•Digital Agreements operating income for the three and nine months ended September 30, 2026 was $6.9 million and $19.2 million, respectively, compared to operating income of $4.2 million and $10.4 million, for the three and nine months ended September 30, 2025, respectively. The increase for both periods ended September 30, 2026 is largely due to higher revenue and gross margin, and lower segment operating expenses compared to the prior year periods.
Interest (expense) income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Interest (expense) income, net	$(80)	$388	$(253)	$1,812
Interest (expense) income, net, was $(0.1) million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively. Interest (expense) income, net, was $(0.3) million and $1.8 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease for both periods relates to higher average excess cash invested in the prior year period compared to the current year period, as well as higher interest expense incurred in the current year due to the $5 million borrowings under the Credit Agreement. The decrease in invested cash is largely the result of the Company using cash to fund the most acquisition.
Other income (expense), net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Other income (expense), net	$292	$(208)	$(47)	$(886)
Other income (expense), net, primarily includes subsidies received from foreign governments in support of our research and development in those countries, exchange gains (losses) on transactions that are denominated in currencies other than our subsidiaries’ functional currencies, and other miscellaneous non-operational, non-recurring expenses.
Other income (expense), net, for the three months ended September 30, 2026 and 2025 was income of $0.3 million and expense of $0.2 million, respectively. The income or benefit in the current quarter was largely due to higher subsidies received from foreign governments. Other income (expense), net, for the nine months ended September 30, 2026 and 2025 was expense of less than $0.1 million and $0.9 million, respectively. The year-over-year change was largely driven by lower foreign exchange transaction losses in 2026 compared to 2025, due to the U.S. Dollar weakening against the Euro, as well as increased subsidies received from foreign governments.
Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Provision for income taxes	$1,657	$1,893	$6,358	$7,480
We recorded income tax expense of $1.7 million and $1.9 million for the three months ended September 30, 2026 and 2025, respectively, and $6.4 million and $7.5 million for the nine months ended September 30, 2026 and 2025, respectively. Lower income tax expense for the three months ended September 30, 2026 was primarily due to a lower tax rate in 2026 primarily due to R&D credits, and for the nine months ended September 30, 2026 was primarily attributable to lower pre-tax income.
Liquidity and Capital Resources
At September 30, 2026, we had cash and cash equivalents balances of $51.4 million. Our cash and cash equivalents balance includes money market funds.
At December 31, 2025, we had cash and cash equivalents balances of $70.5 million.
As of September 30, 2026, we held $33.2 million of cash and cash equivalents in subsidiaries outside of the United States. Of that amount, $31.9 million is not subject to repatriation restrictions, but may be subject to taxes upon repatriation.
As of September 30, 2026, we had $5.0 million of borrowings outstanding under our $100.0 million revolving credit facility entered into on June 23, 2025. The borrowings were used for general corporate purposes and reflect our ability to access liquidity under the Credit Agreement, as needed, to support our operating and capital requirements. As of September 30, 2026, we had $0.4 million letters of credit outstanding. Subject to the terms of the Credit Agreement, we may borrow, repay, and reborrow amounts under the revolving credit facility until its maturity on June 23, 2030, and may prepay revolving loans without penalty or premium, subject to notice and customary breakage costs. Borrowings under the Credit Agreement bear interest at variable rates based on our election and consolidated net leverage ratio, and we are also required to pay a commitment fee on the unused portion of the facility. We believe that the revolving credit facility, including the remaining availability thereunder, provides us with additional financial flexibility to fund general corporate purposes and support our liquidity needs. On October 6, 2026, we repaid the $5 million of borrowings outstanding under the Credit Agreement.
We believe that our financial resources are adequate to meet our operating needs over the next twelve months.
Our cash flows are as follows:

	Nine Months Ended September 30,
(In thousands)	2026	2025
Cash provided by (used in):
Operating activities	$44,562	$46,885
Investing activities	(44,256)	(20,015)
Financing activities	(19,585)	(26,323)
Effect of foreign exchange rate changes on cash and cash equivalents	173	1,676
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
For the nine months ended September 30, 2026, $44.6 million of cash was provided by operating activities. For the nine months ended September 30, 2025, $46.9 million of cash was provided by operating activities. This decrease in cash provided was largely driven by the net income from the period excluding depreciation and amortization, collections of accounts receivable, payment of taxes, and payment of accrued expenses. This was partially offset by a decrease in contract assets, less payments to accounts payable and deferred revenue.
Our working capital at September 30, 2026 was $35.6 million compared to $57.6 million at December 31, 2025. This decrease was driven by less cash on hand, less outstanding receivables from customers, less contract assets, higher accrued wages, and higher dividend payables. This was partially offset by a decrease in deferred revenue, accounts payable, and short-term taxes payable.
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
For the nine months ended September 30, 2026, net cash used in investing activities was $44.3 million, compared to net cash used in investing activities of $20.0 million for the nine months ended September 30, 2025. The increase in cash used was largely due to the acquisition of Build38 and higher software capitalization costs included in property and equipment.
Financing Activities
Changes in cash flows from financing activities primarily relate to dividends paid, payment of debt issuance costs, purchases of common stock under our share repurchase program (when applicable) and tax payments for restricted stock issuances.
For the nine months ended September 30, 2026, net cash used in financing activities was $19.6 million and was primarily related to dividends paid, repurchases of shares, and tax payments for stock issuances. The cash used was partially offset by the draw of $5.0 million on the credit facility. Cash of $26.3 million used in financing activities during the nine months ended September 30, 2025 was attributable to dividends paid, tax payments for stock issuances, share repurchases, and debt issuance costs.
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

At September 30, 2026, we reported ARR of $195.5 million, which was 9% higher than ARR of $180.2 million at September 30, 2025. ARR primarily consists of the annualized value of the active portions of term-based license and SaaS contracts, and to a lesser extent, maintenance contracts. Changes in foreign exchange rates as compared to the prior year positively impacted ARR by approximately $1.2 million.
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
We reported NRR of 105% at September 30, 2026 as compared to 103% at September 30, 2025. The year-over-year increase in NRR was driven primarily by an increase in contracts that expanded in value and lower churn and contraction.

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

The following table reconciles net income as reported on our condensed consolidated statements of operations to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net income	$7,798	$6,514	$26,144	$29,361
Interest expense (income), net	80	(388)	253	(1,812)
Provision for income taxes	1,657	1,893	6,358	7,480
Depreciation and amortization of intangible assets (1)	3,371	2,566	9,937	7,152
Long-term incentive compensation and related payroll tax expense (2)	5,519	3,627	11,122	10,553
Restructuring and other related charges (3)	—	1,001	—	1,535
Other non-recurring items (4)	830	2,322	3,345	3,939
Adjusted EBITDA	$19,255	$17,535	$57,159	$58,208
(1) Includes cost of sales depreciation and amortization expense directly related to delivering cloud subscription revenue of $2.1 million and $6.2 million for the three and nine months ended September 30, 2026, respectively, and $1.3 million and $3.7 million for the three and nine months ended September 30, 2025, respectively. Costs are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
(2) Long-term incentive compensation and related payroll tax expense includes stock-based compensation and related payroll tax expense, and cash incentive grants awarded to employees located in jurisdictions where we do not issue stock-based compensation due to tax, regulatory or similar reasons. The immaterial expense associated with these cash incentive grants was less than $0.1 million for the three and nine months ended September 30, 2026 and 2025.
(3) Costs are recorded in "Services and other cost of goods sold" and "Restructuring and other related charges," respectively, on the condensed consolidated statements of operations.
Includes restructuring and other related charges of $0.4 million for the three and nine months ended September 30, 2025, respectively. These charges are recorded in "Services and other cost of goods sold" on the condensed consolidated statements of operations.
(4) For the three months ended September 30, 2026 and 2025, other non-recurring items consist of $0.8 million and $2.3 million, respectively, of fees related to non-recurring acquisition projects. For the nine months ended September 30, 2026 and 2025, other non-recurring items consist of $3.3 million and $3.9 million, respectively, of fees related to non-recurring acquisition projects.

Adjusted EBITDA for the three months ended September 30, 2026 was $19.3 million compared to $17.5 million for the three months ended September 30, 2025. The increase was largely driven by higher quarter to date income before income taxes in 2026. Adjusted EBITDA for the nine months ended September 30, 2026 was $57.2 million compared to $58.2 million for the nine months ended September 30, 2025. The decrease was largely driven by lower year to date net income, due to internal investments and incremental costs year over year from the two recent acquisitions. Year-over-year changes in foreign exchange rates favorably impacted Adjusted EBITDA by approximately $0.1 million for the three months ended September 30, 2026 and favorably impacted Adjusted EBITDA by approximately $1.7 million for the nine months ended September 30, 2026.
Critical Accounting Policies
Our accounting policies are fully described in Note 1, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2025 and Note 2, Summary of Significant Accounting Policies, of our interim Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the three months ended September 30, 2026.
Item 3 - Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the three months ended September 30, 2026. For additional information, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our Form 10-K.
Item 4 - Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2026.
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

Item 2 – Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company of its shares of common stock during the third quarter of 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2026 through July 31, 2026	—	$—	—	$47,108,263
August 1, 2026 through August 31, 2026	—	$—	—	$47,108,263
September 1, 2026 through September 30, 2026	—	$—	—	$47,108,263
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
Item 6 - Exhibits

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 29, 2026

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 29, 2026

Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 29, 2026

Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 29, 2026

Exhibit 101.INS – Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit 101.SCH – Inline XBRL Taxonomy Extension Schema Document

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
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 29, 2026.

OneSpan Inc.

/s/ Victor Limongelli
Victor Limongelli
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jorge Martell
Jorge Martell
Chief Financial Officer
(Principal Financial and Accounting Officer)